Form 10-K
period 1993-12-25
MUELLER INDUSTRIES INC
filed 1994-03-23
CIK 89439

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 1993       Commission file number 1-569

                            MUELLER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                             25-0790410
     (State or other jurisdiction                (I.R.S. Employer
   of incorporation or organization)            Identification No.)

                               2959 N. ROCK ROAD
                           WICHITA, KANSAS 67226-1191
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (316) 636-6300
          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
       Title of each class                         on which registered

    Common Stock, $0.01 Par Value                New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  /X/   No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[___].

The number of shares of the Registrant's common stock outstanding as of March 11, 1994 was 9,596,193, excluding 403,807 treasury shares. The aggregate market value of the 7,320,894 shares of common stock held by non affiliates of the Registrant was $246,165,000 at March 11, 1994 (based on the closing price on the consolidated transaction reporting system on that date).

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  /X/   No  / /

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into this
Report: (1) Registrant's Annual Report to Shareholders for the year ended December 25, 1993 (Part I and II); Registrant's Definitive Proxy Statement for the 1994 Annual Meeting of Stockholders, scheduled to be mailed on or about March 18, 1994 (Part III).

                            MUELLER INDUSTRIES, INC.


As used in this report, the terms "Company," "Mueller" and "Registrant" mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.


TABLE OF CONTENTS

                                                                      Page

PART I
   Item 1.     Business                                                  3
   Item 2.     Properties                                               14
   Item 3.     Legal Proceedings                                        14
   Item 4.     Submission of Matters to a Vote of Security Holders      15


PART II
   Item 5.     Market for the Registrant's Common Stock and Related
                  Stockholder Matters                                   15
   Item 6.     Selected Financial Data                                  15
   Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   15
   Item 8.     Financial Statements and Supplementary Data              15
   Item 9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                   15


PART III
   Item 10.    Directors and Executive Officers of the Registrant       16
   Item 11.    Executive Compensation                                   16
   Item 12.    Security Ownership of Certain Beneficial Owners
                  and Management                                        16
   Item 13.    Certain Relationships and Related Transactions           16


Part IV
   Item 14.    Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                           16


Signatures                                                              26

                                     PART I

ITEM 1.     BUSINESS

INTRODUCTION

      The Company is a leading fabricator of brass, bronze, copper, plastic and aluminum products. The range of these products is broad: copper tube and fittings; brass and copper alloy rods, bars and shapes; brass and bronze forgings; aluminum and copper impact extrusions; plastic fittings and valves; and refrigeration valves, driers and flare fittings. These operations (the "Manufacturing Segment") accounted for approximately 95.3% of the Company's total net sales and 88.7% of total identifiable assets on a consolidated basis in 1993. The Company markets these products to the heating and air conditioning, refrigeration, plumbing, hardware and other industries. Mueller Brass Co. ("MBCo") and its subsidiaries operate eight production facilities in four states and Canada and has distribution facilities nationwide and sales representation worldwide.

      The Company's natural resource operations are conducted through its wholly-owned subsidiary Arava Natural Resources Company, Inc. ("Arava") and the Company's 85% owned subsidiary Alaska Gold Company ("Alaska Gold"). Natural resource operations consist principally of the operation of a short line railroad and placer gold mining.

      The Company was incorporated in 1990. Upon the reorganization of Sharon Steel Corporation ("Sharon") under Title 11, Chapter 11 of the United States Code (the "Bankruptcy Code") on December 28, 1990, Mueller became the successor to Sharon for purposes of the Bankruptcy Code. (See "Reorganization Under Chapter 11 of the Bankruptcy Code" below).

      Information concerning net sales, operating income or loss, and identifiable assets of each segment appears under "Note 13 - Industry Segments" on page 31 in the Notes to Consolidated Financial Statements in Mueller's Annual Report to Stockholders for the year ended December 25, 1993. Such information is incorporated herein by reference.

MANUFACTURING SEGMENT

      Mueller's standard products include a broad line of copper tube, which ranges in size from 1/8 inch to 8 inch diameter, and is sold in various straight lengths and coils. Mueller is a market leader in the air conditioning, refrigeration and dehydrated tube markets. Additionally, Mueller supplies a variety of hard drawn water tube in straight lengths, as well as capped soft coils both used for plumbing applications in virtually every type of construction project.

      Other standard products include wrot, cast and plastic fittings and related components for the plumbing and heating industry that are used in water distribution systems, heating systems, air conditioning and refrigeration applications, and drainage, waste, and vent systems. Additionally, valves, wrot copper and brass fittings, filter driers and other related assemblies are manufactured for commercial air conditioning and refrigeration applications such as vending machines, ice machines, walk-in coolers, and numerous refrigeration applications. The refrigeration product line also includes products for the refrigeration and air conditioning installation and service after-markets. A major portion of Mueller's products are ultimately used in the domestic residential and commercial construction markets and, to a lesser extent, in the automotive and heavy on and off-the-road vehicle markets.

      Mueller's industrial products include brass rod, nonferrous forgings and impact extrusions that are sold primarily to OEM customers in the plumbing, refrigeration, fluid power, industrial valves and fittings and automotive industries, as well as other manufacturers and distributors. The Port Huron, Michigan mill extrudes brass, bronze and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter. These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, and electrical conductivity. Mueller bronze and aluminum forgings are used in a wide variety of end products, including automotive components, brass fittings, industrial machinery, valve bodies, gear blanks, computer hardware, and fire fighting equipment. The Company also serves the automotive, military ordnance, aerospace and general manufacturing industries with cold-formed aluminum and copper impact extrusions. Typical applications for impacts are high-strength ordnance, high-conductivity electrical components, builders' hardware, hydraulic systems, automotive parts and other uses where toughness must be combined with varying complexities of design and finish. Other applications for these products include screw machine parts, fabricated tube products, gears, bearings, hydraulic pumps, automobile parts, ordnance components, home appliances, air conditioning and refrigeration products and many others.

      Mueller's standard products are marketed primarily through its own sales organization, which maintains sales offices throughout the United States and in Canada. Additionally, these products are sold and marketed through a network of agents, which, when combined with the Company's sales organization, provide the Company broad geographic market representation. Industrial products are sold, primarily, direct to customers on an OEM basis. Outside of North America, the Company sells its products through various channels including exclusive distributors, agents and direct sales channels in over 65 countries, primarily in Europe, the Far East and the Middle East.

      The businesses in which Mueller is engaged are highly competitive. The principal methods of competition for Mueller's products are price, quality and service. No material portion of Mueller's business is dependent upon a single customer or a small group of related customers. The total amount of order backlog for Mueller's products on December 25, 1993 and December 26, 1992 was not significant.

      The Company competes with various companies depending on the product line. In copper tubing, there are more than five (5) domestic competitors and many actual and potential foreign competitors. Additionally, it competes with a large number of manufacturers of substitute products made from plastic, iron and steel. In the copper fittings market, competitors include Elkhart Products, a division of AMCAST, and NIBCO, Inc. The plastic fittings market competitors include more than a dozen companies. The brass rod market competitors include Cerro Brass, Chase Brass, Extruded Metals and others. As illustrated above, no one competitor offers the range of products as does the Company. Management believes that the Company's ability to offer such a wide ranging product line is a competitive advantage in some markets.

      Mueller's products are manufactured in its own plants located in Port Huron, Michigan; Fulton, Mississippi; Covington, Tennessee; Marysville, Michigan; Hartsville, Tennessee; Upper Sandusky, Ohio; and Strathroy, Ontario, Canada. During 1993 and 1992, the Company's Fulton copper tube mill and Port Huron rod mill operated at near capacity. New drawing and finishing equipment at the Fulton facility became fully operational in the fourth quarter of 1993 which increased annual plant capacity by 12 to 15 million pounds. The other plants operated at high levels. The Company's facilities have a combined annual capacity of approximately 425 million pounds of industrial and standard products, which varies depending on product mix.

      In addition, Mueller leases office and regional warehouse space for its standard products distribution network. Mueller's four factory warehouses service eight regional warehouses and stocking agents warehouses located in key marketing areas throughout the United States. Products are shipped from manufacturing plants to distribution centers and customer locations using a combination of Mueller's own trucking fleet and common carriers.

      The major portion of Mueller's base metal requirements (primarily copper) are normally obtained through short-term supply contracts with competitive pricing provisions. Other raw materials used in the production of brass, including brass scrap, zinc, tin and lead are obtained from zinc and lead producers, open-market dealers and customers with brass process scrap. Raw materials used in the fabrication of aluminum and plastic products are purchased in the open market from major producers.

      Effective January 13, 1990, Mueller acquired Mueller Plastics Holding Company, Inc. (then known as U-Brand Corporation) which, at that time, manufactured malleable iron and plastic fittings. The malleable iron fittings portion of that business was not profitable and on November 1, 1992, most of its assets were sold. The remaining iron related assets, primarily plant buildings and equipment, have been idled pending their orderly liquidation. The iron fittings business accounted for approximately $20.0 million of the Company's net sales in 1992.

NATURAL RESOURCES SEGMENT

      Mueller, through its subsidiaries Arava and Alaska Gold, is engaged in the operation of a short line railroad and placer gold mining. It also owns interests in other natural resource properties.

      Short Line Railroad

      Utah Railway Company ("Utah Railway"), a wholly-owned subsidiary of Arava, operates approximately 100 miles of railroad track in Utah. Utah Railway serves four major customers pursuant to long-term contracts. Utah Railway transports almost 4 million tons of coal per year to an interchange point at Provo, Utah. The coal is then transported by connecting railroads to various customers including electric utilities, cement plants, west coast export facilities and others at destinations throughout the West.

      Gold Mining

      Alaska Gold, an 85% owned subsidiary of the Company, mines placer gold in Nome, Alaska. Historically, operations have been conducted using floating bucket-line dredges. The Company plans to cease operating one of two dredges at the end of the 1994 season. The remaining operating dredge will operate as long as it is feasible to do so. Alaska Gold produced 22,440 net ounces of gold in 1993, 17,965 net ounces of gold in 1992, 19,016 net ounces of gold in 1991, 20,771 net ounces in 1990 and 22,412 net ounces in 1989, at a net production cost of $280 per ounce in 1993, $306 per ounce in 1992, $407 per ounce in 1991, $415 per ounce in 1990 and $332 per ounce in 1989.

      Properties consist of approximately 14,500 acres in and adjacent to Nome. In addition, Alaska Gold owns or has patented claims on approximately 10,400 acres in the Fairbanks, Alaska area, and approximately 3,000 acres in the Hogatza, Alaska area.

      During 1992-93, Alaska Gold undertook a pilot project to evaluate open pit mining in the Nome area. Under this method of mining, pay gravel is removed during the winter months then processed the following summer after natural thawing has occurred. The results of the initial project were not satisfactory and, consequently, Alaska Gold is conducting a second test pit during the 1993-94 winter. Based on the results of past exploratory drilling, Alaska Gold believes there may be scattered areas available on its properties to sustain open pit mining for ten years. Processing of the stock piled pay gravel from the 1993 pilot project in the summer of 1994 should confirm whether or not this method of mining is viable.

      Coal Mining

      Prior to March 1993, United States Fuel Company ("U.S. Fuel"), a wholly-owned subsidiary of Arava, mined steam coal by the deep-mine process at its coal properties located in Carbon and Emery Counties, Utah. Coal sales totaled 68,000 net tons in 1993, 97,000 net tons in 1992, 179,000 net tons in 1991, 636,000 net tons in 1990, and 704,000 net tons in 1989.

      U.S. Fuel's coal properties include approximately 12,700 acres of which approximately 10,000 acres are owned and 2,700 acres are leased. In early 1993, U.S. Fuel sold its rights under its only remaining coal supply contract. Coal production has declined substantially to 13,000 net tons in 1993. As these properties are now undergoing environmental remediation, U.S. Fuel does not expect to produce any additional coal from these properties.

      Other Natural Resources Properties

      The Company also has interests in various mineral properties located in nine states and Canada. None of these mineral properties are significant to the Company's business, and may be sold or leased in the near future. During 1992, the Company sold its copper mine and mill located in Grant County, New Mexico. This mine had been idled since January, 1982.

      In 1992, Ruby Hill Mining Company ("Ruby Hill") entered into a four-year Exploration Agreement with Purchase Option (the "Exploration Agreement") with Homestake Mining Company of California ("Homestake") for its property near Eureka, Nevada. Total lease payments due over the four years are $475,000, unless Homestake elects to terminate the Exploration Agreement or exercise its purchase option. Homestake has a substantial exploration and drilling program underway on the property. Should Homestake exercise its option to purchase the property, the total purchase price is $4 million payable over up to a six-year period depending on timing of production decisions and commencement of production. If Homestake produces a total of 500,000 ounces of gold or "gold equivalents" of other metals from this property, Ruby Hill is thereafter entitled to a three percent net smelter return royalty, after deduction for certain taxes and transportation. Arava owns 81% of the stock of Richmond-Eureka Mining Company, which owns 75% of the stock of Ruby Hill.

LABOR RELATIONS

      The Company employs approximately 2,000 employees of which approximately 975 are represented by various unions. A majority of the unionized employees are under contracts which expire in 1996 through 1999.

RAW MATERIAL AND ENERGY AVAILABILITY

      Adequate supplies of raw material are available to the Company. Sufficient energy in the form of natural gas, fuel oils and electricity are available to operate the Company's production facilities. While temporary shortages of raw material and fuels may occur occasionally, they have not materially hampered the Company's operations.

ENVIRONMENTAL MATTERS

      The Company is subject to various federal, state and local laws and regulations relating to environmental quality. Compliance with these laws and regulations is a matter of high priority for the Company's management, not only with respect to existing operations and remediation of sites associated with past operations, but also as an integral part of its planning for future growth.

      Mueller's expenditures for compliance with federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment during 1991, included a charge to operations of $2.7 million in connection with a consent decree (See "Michigan Settlement" below). In 1993, the Company increased its environmental reserves by $1.1 million, which was charged to operations. Except as discussed below, the Company does not anticipate that it will need to make material expenditures for such compliance activities during the remainder of the 1994 fiscal year, or for the next two fiscal years.

Michigan Settlement

      On April 22, 1991, MBCo was named defendant in a private enforcement action filed in the United States District Court, Eastern District of Michigan. The suit alleged violations of the Clean Water Act related to operations at MBCo's Port Huron, Michigan facility. In May, 1991, the State of Michigan also gave informal notice of its intent to file a similar action based upon the same alleged violations.

      On February 25, 1992, MBCo entered into a Consent Decree in the Circuit Court of Ingham County, Michigan. Pursuant to the Consent Decree, in 1992 MBCo contributed $1.0 million towards environmental mitigation projects in Michigan and paid a cash penalty of $500,000 to the State of Michigan. MBCo paid $0.3 million in 1993, $0.1 million in 1994, and will pay another $0.2 million, plus interest, through March, 1995.

      Since 1992, as required by the Consent Decree, MBCo initiated steps to eliminate all potential pollution sources while undertaking a full site investigation into possible contamination at its Port Huron facility. Total costs for these activities were approximately $485,000 in 1993 and $300,000 in 1992. Although total future costs for completion of these projects and related necessary remediation cannot be reliably estimated until the investigation and remediation plans are completed, the Company believes MBCo's established reserves should be adequate to cover anticipated site investigation and remediation costs.

Alaska Gold

      Alaska Gold requires water for its thawing and dredging operation at Nome, Alaska and must comply with federal and state laws in connection with the appropriation from and discharge into the Snake River. Such operations are under the concurrent jurisdiction of the EPA and the State of Alaska Department of Environmental Conservation ("ADEC"). Effective October 15, 1991, the State of Alaska established land reclamation standards and obligations, and created a mandatory system for posting reclamation bonds. Total cost related to reclamation activities are not expected to exceed $125,000 for 1994 and 1995.

      Currently, Alaska Gold is engaged in one ongoing site investigation related to past mining operations. Gold processing activities were conducted in and around the old "gold house" in Fairbanks between 1924 and 1964. Tailings containing arsenopyrite and mercury were generated as a by-product of the process. In 1992, Alaska Gold submitted a plan to the ADEC for clean-up and remediation of the contaminated soil at this site. Alaska Gold proposed to excavate and remove the soil to a pre-approved offsite location owned by Alaska Gold. In 1993, the Company received approval from the ADEC for its remediation proposal. The Company was also granted a special use permit by the Borough Council of Fairbanks ("Council") related to the project. However, the Council's decision to grant the permit was appealed by opponents of Alaska Gold's remediation proposal. In response to the opposition to its remediation proposal, Alaska Gold sought and obtained approval from the ADEC to remove the soil to the Borough landfill. Alaska Gold believes that this alternative may alleviate the concerns of those opposing Alaska Gold's current plan. Further, the anticipated costs of this proposed alternative are comparable to the projected costs of the original remediation proposal. Investigation and preparation costs to date are approximately $100,000. If approved, Alaska Gold estimates its plan can be fully implemented for less than $400,000. If the Council does not allow Alaska Gold to implement its proposal, a more costly remedial alternative may be required. In addition, Alaska Gold is aware that the ADEC has proposed to use State funds to conduct a comprehensive Phase I environmental assessment of contamination in an industrial area in downtown Fairbanks. Alaska Gold's Fairbanks properties referred to above are included within this industrial area. The effect, if any, of this assessment on Alaska Gold is unknown.

Mining Remedial Recovery Company

      Pursuant to Sharon's plan of reorganization, the subsidiaries of Sharon were realigned and certain stock and assets transferred to Mining Remedial Recovery Company ("MRRC"), a wholly-owned subsidiary of Arava. MRRC was formed for the purpose of managing the remediation of certain properties and the appropriate disposition thereof including sites described below. In addition to the stock of certain subsidiaries and certain other property, MRRC was capitalized with a $7.85 million cash contribution. Pursuant to a finding of the bankruptcy court, such cash contribution together with the other assets contributed to MRRC constituted adequate capitalization of MRRC (See "Reorganization Under Chapter 11 of the Bankruptcy Code" below). MRRC has instituted efforts to recover expenditures from insurance companies and third parties that allegedly contributed to the environmental conditions requiring remediation. It appears that MRRC will be up to a few million dollars short of having sufficient funds to complete remediation at all its sites, due to cost overruns, unanticipated expenditures, and changing environmental regulations that, in some cases, have increased the costs of remediation, absent some recoveries from insurance companies, third parties or the sale of assets. MRRC cannot reasonably estimate the timing or amount of such proceeds or additional costs. If any more of MRRC's sites are included on CERCLA's National Priorities List (see discussion below), MRRC's legal and, perhaps, remediation costs, would be likely to increase.

      1.    Cleveland Mill Site

      In January, 1990, Sharon received a notice from the United States that it was potentially responsible under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for the costs of removal or remediation actions incurred or to be incurred by the United States for an approximately 18 acre site located five miles northeast of Silver City, New Mexico (the "Cleveland Mill site"), which has been placed on CERCLA's National Priorities List. At that time, Sharon, which had never operated the mill at this site, denied liability for response costs. In November, 1993, the EPA notified Mueller, Arava, MRRC and other unaffiliated entities that they may be potentially responsible parties ("PRPs") at the Cleveland Mill site. The EPA demanded reimbursement for the EPAs past and future response costs and notified the PRPs that they had 60-days to enter into negotiations with the EPA regarding this site. MRRC and Bayard Mining Corporation, a subsidiary of Arava, together with an unaffiliated former owner/operator of the site, have entered into negotiations with the EPA and confirmed to the EPA that they are prepared to go forward with the negotiation and implementation of a consent decree and the statement of work for remedial design and remedial action at the site. In its September, 1993, Record of Decision, the EPA estimated the costs of its selected remedy at approximately $6 million, in addition to the $1.2 million previously incurred by the EPA at this site. The text of the consent decree has yet to be finalized, and there are substantive differences that are yet to be resolved with the EPA, as well as outstanding allocation issues to be resolved among the various PRPs. If no consent decree is entered into with the EPA, MRRC believes it likely that the EPA would either (i) unilaterally implement its selected remedy and subsequently seek recovery of its costs under CERCLA from the various PRPs or (ii) issue an order requiring the PRPs to implement the selected remedy.

      2.    Hanover and Bullfrog Sites

      MRRC is the current owner of 80 acres located in Grant County, New Mexico, called the Hanover site. About 2.7 million cubic yards of mill tailings are concentrated in several sites on the property. No potentially-responsible party notices have been received from the United States under CERCLA, although the New Mexico authorities have done a preliminary study of the Hanover site to possibly include the site within a much larger area, called the Central Mining District, to be proposed for CERCLA's National Priorities List. A substantial majority of the tailings at the Hanover site were deposited by an unaffiliated former operator of the mill, which is a financially solvent entity. Costs associated with capping these tailings on site and regrading the soil are estimated at approximately $1.0 million. MRRC is also the current owner of 148 acres located nearby also in Grant County, New Mexico, called the Bullfrog site. The Bullfrog site is also within the Central Mining District. This site is similar to the Hanover site, except that the volume of tailings is only two-thirds as large. None of the tailings were deposited by unaffiliated solvent entities. Costs associated with capping and regrading at this site are estimated at $0.9 million.

      3.    U.S.S. Lead

      U.S.S. Lead Refinery, Inc. ("Lead Refinery") is a subsidiary of MRRC. Lead Refinery has executed two partial Interim Agreed Orders (the "Orders"), to settle two administrative enforcement cases, in which the State of Indiana alleged that Lead Refinery violated (i) certain solid waste management, storage and disposal provisions under state law; and (ii) certain water discharge provisions that limit the amount of lead that may be discharged into waters adjacent to the Lead Refinery facility. Two other appeals filed by Lead Refinery challenging the State's permitting and waste management actions, which relate to the two enforcement cases, were deferred pending implementation of the Orders.

      Pursuant to the Orders, Lead Refinery submitted a closure plan for the site. In phase 1 of 4 of the closure plan, Lead Refinery removed flue dust and calcium sulfate piles from the site. A certification for closure for phase 1 was submitted to the State of Indiana. Lead Refinery also submitted a site assessment plan as phase 2 of the closure plan. As discussed below, the State of Indiana has deferred consideration of the site assessment plan as a result of the execution of a corrective action order between the EPA and Lead Refinery. The appropriateness of imposing any civil penalties on Lead Refinery has been deferred pending implementation of the Orders.

      On May 17, 1985, the U.S. Department of Justice, on behalf of the EPA, filed a complaint against Lead Refinery in the U.S. District Court for the Northern District of Indiana, alleging that Lead Refinery violated the Federal Clean Water Act by exceeding certain discharge limitations of Lead Refinery's NPDES water discharge permit. On May 28, 1991, the parties signed a consent decree whereby Lead Refinery agreed to pay a civil penalty of $40,000 within one year, with an additional $15,000 depending on resumption of operations or sale of the property, and to cover all existing baghouse dust and calcium sulfate waste piles at the facility.

      In February, 1991, Lead Refinery received a request from EPA under Superfund for information on whether Lead Refinery arranged for the disposal of hazardous substances at a site located in Pedricktown, New Jersey. Lead Refinery provided information responsive to EPA's request. Lead Refinery has been informed by the former owner and operator that it intends to seek CERCLA response costs for alleged shipments of hazardous substances to the Pedricktown Superfund site. Lead Refinery has executed a tolling agreement with the former owner/operator regarding the Pedricktown site, which extends the statute of limitations, until such time as either party gives notice of termination of the agreement. There have been no communications from the former owner/operator since the execution of the tolling agreement in late 1989. In Aril, 1992, Lead Refinery also received a request from EPA under Superfund for information on whether Lead Refinery arranged for the disposal of hazardous substances in the vicinity of the Grand Calumet River/Indiana Harbor Ship Canal. Lead Refinery responded to that information request. In September 1991, EPA requested information under Superfund regarding the Lead Refinery site in East Chicago, Indiana. Lead Refinery also submitted a response to that request. In February, 1992, EPA advised Lead Refinery of its intent to list the property as a Superfund site. Lead Refinery filed a written response opposing such listing.

      In September, 1993, Lead Refinery signed a negotiated Administrative Order on Consent (the "Consent Order") with the EPA Region V pursuant to
Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"). The Consent Order, which the EPA executed in November, 1993, covers remediation activities at the site in East Chicago, Indiana. The Consent Order provides for Lead Refinery to complete certain on-site interim remedial activities and studies that extend off site. Lead Refinery has submitted certain workplans to implement the remedial activities and is awaiting approval from EPA to commence the required corrective actions. The costs for the studies and interim clean up efforts are expected to be between $2.0 million and $2.4 million, the majority of which would be required to be expended in 1994. Once these activities are completed, additional work would likely be needed to remediate any contamination not addressed by the Consent Order. Lead Refinery lacks the financial resources needed to complete remediation and intends to seek financial assistance from other PRPs to permit Lead Refinery to conduct a private-party cleanup under RCRA.

      Lead Refinery has also received an administrative order from EPA to perform response actions under Superfund with respect to a site located in Granite City, Illinois. It is the position of Lead Refinery that it did not arrange for the disposal of hazardous substances at that site. In August, 1991, the U.S. Department of Justice, on behalf of the EPA, filed suit against several owners and operators of the site and numerous alleged generators of hazardous waste at the site. Lead Refinery was not named as a defendant in that lawsuit.

      By letter dated June 23, 1992, the EPA informed Lead Refinery that it is a responsible party under Superfund for the H. Browne site, located in Walker, Michigan, and invited Lead Refinery to execute a de minimus settlement agreement with the agency. By letter dated August 3, 1992, Lead Refinery declined to execute the de minimus settlement agreement.

Miscellaneous

      In April, 1992, Mueller received a notice from the State of Indiana, addressed to Sharon c/o Mueller, notifying Sharon that it had sixty days to coordinate with other potentially responsible parties ("PRPs") and present a "good faith" proposal to the State regarding a site in Indiana. Sharon is one of nearly two hundred PRPs at a site in Indiana due to disposal of electric arc furnace dust and solvents. Sharon is alleged to have contributed less than 1% of the hazardous wastes at this site. On January 26, 1994, Mueller submitted a proposal to join the PRP Site Participation Agreement along with an addendum preserving its defenses as successor to Sharon, including among other things, Sharon's prior release and discharge in the Bankruptcy Court and the assumption of the Designated Steel Liabilities as more fully set forth in Sharon's Reorganization Plan and the Purchase Agreement and related Documents. (See "Reorganization Under Chapter 11 of the Bankruptcy Code, Disposition of the Steel Business" below.) Based upon Sharon's estimated allocated share of liability and estimated total response costs, Mueller's response liability in this matter is estimated at less than $250,000.

      In November, 1992, Mueller was added as one of more than one hundred third-party defendants to a complaint filed by the Government in 1990 pursuant to CERCLA against 26 corporations alleged to have disposed of hazardous materials at a site in Pennsylvania. Mueller is not required to file an answer and is deemed automatically to have denied any liability. Based on preliminary site clean-up costs and the number of PRPs involved in this site, it does not appear that these proceedings will have any material affect on

Mueller.

      On August 26, 1993, the EPA served notice to MBCo that it is one of 70 PRPs in the Stoller Chemical Company Site investigation in Jericho, South Carolina. In response to the notice, MBCo filed its response to the EPA's information request in a timely manner and joined a PRP steering committee which was formed to coordinate response activities. On January 21, 1994, the EPA issued a Unilateral Administrative Order pursuant to Section 106(a) of CERCLA setting forth scheduled response activities to be undertaken by the PRPs. Although no estimates of total response costs have been made, the Company does not anticipate that MBCo's allocated share of costs will be material.

      On March 7, 1994, the Company received notice from the EPA that MBCo was a PRP at the Jack's Creek/Sitkin Smelting Superfund Site in Eastern Pennsylvania. The site is a former smelting facility which received materials from MBCo in the 1970s. MBCo is one of seventy-five de maximus PRPs and is alleged to have contributed less than 1 percent of the hazardous wastes at this site. Approximately 470 de minimus PRPs are also included in the investigation. No estimated cleanup or response costs are known at this time, and no immediate action has been required. A PRP steering committee is expected to be formed within the next two months.

      In October, 1986, the EPA notified Sharon that it may be considered a PRP with respect to allegedly hazardous wastes released from past mining operations conducted by UV Industries, Inc. ("UV") in Cherokee County, Kansas. The EPA asserted that under CERCLA, Sharon was potentially responsible for the cost of investigation, clean-up and remediation of the wastes allegedly deposited circa 1917 during leasehold operations conducted by UV. Sharon denied liability under CERCLA on the grounds that it was neither the owner nor operator when allegedly hazardous substances were being disposed of at the site and for the reason that UV's leasehold interest had expired prior to the time that Sharon acquired UV's assets. Mueller has never been contacted concerning this site and does not know the estimated costs of remediation of this site.

OTHER BUSINESS FACTORS

      The Registrant's business is not materially dependent on patents, trademarks, licenses, franchises or concessions held. In addition, expenditures for company-sponsored research and development activities were not material during 1993, 1992 or 1991. No material portion of the Registrant's business involves governmental contracts.

REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

      On April 17, 1987, Sharon filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Pennsylvania, Erie Division (the "Bankruptcy Court"), and was assigned Case No. 87-00207E. On November 21, 1990, the Bankruptcy Court confirmed a plan of reorganization for Sharon proposed by Quantum Overseas, N.V. and Castle Harlan, Inc. (the "Reorganization Plan"). The Reorganization Plan, previously filed with the SEC as Exhibit 2.1 to the Company's 1990 Annual Report on Form 10-K, is incorporated by reference in its entirety herein, and the summary of the Reorganization Plan set forth below is qualified in its entirety by reference thereto. The Reorganization Plan was consummated on December 28, 1990 (the "Consummation Date"). Upon consummation of the Reorganization Plan, Mueller became a successor to Sharon for purposes of the Bankruptcy Code, and assumed the reporting obligations of Sharon under
Section 12 of the Securities Exchange Act of 1934.

      Pursuant to the Reorganization Plan, on the Consummation Date, Sharon sold its steel business to Sharon Specialty Steel, Inc. ("New Steelco"), a Delaware corporation and was reorganized under Chapter 11 of the Bankruptcy Code through a recapitalization of the remaining non-steel businesses (consisting primarily of the copper and brass fabrication business and Sharon's natural resources operations) into a holding company structure. In connection with the recapitalization of Sharon, Sharon merged into its wholly-owned subsidiary, Mueller, realigned its subsidiaries, obtained a $50 million infusion of capital and retained approximately $12.7 million of cash. The proceeds from the capital infusion and such cash were then used by Sharon to make payments to settle certain third party claims. In addition, pursuant to the Reorganization Plan, a $7.85 million capital contribution was made to MRRC (See "Environmental Matters - Mining Remedial Recovery Company" above).

      Except as set forth in the next two sentences and as provided in the Reorganization Plan and certain other related agreements, consummation of the Reorganization Plan operated to discharge all claims against Sharon's Chapter XI case arising before the entry of the Confirmation Order or otherwise settle or resolve all of Sharon's liabilities through the assumption by New Steelco or its subsidiaries of certain Designated Steel Liabilities (as defined in the Purchase Agreement) or otherwise as more fully set forth in the Reorganization Plan (including, without limitation, certain pension fund liabilities, employee-related liabilities and environmental liabilities). Pursuant to the Reorganization Plan, Mueller assumed certain liabilities and obligations on the Consummation Date with respect to the following: a $19 million retiree obligation to employees and retirees of Sharon's steel division; a $9 million pension plan obligation; Mueller's $25 million principal amount of Delayed Distribution Notes; certain tax obligations requiring Mueller to pay, over a period of up to six years from the date of assessment of certain tax claims, an amount estimated at $6.5 million which have subsequently been reduced to approximately $5.3 million through negotiations; Mueller's obligation to purchase from Quantum Fund, certain New Steelco securities for a purchase price of $5 million plus interest; and Mueller's obligation to provide up to a $16.5 million guarantee to finance New Steelco's anticipated acquisition of a continuous caster. In Article X of the Midvale Consent Decree, the Company agreed that all non-Midvale EPA claims, whether stated in a proof of claim or not, would be excepted from discharge, unless otherwise compromised or settled under the Reorganization Plan.

      Pursuant to the Reorganization Plan, on the Consummation Date all of Sharon's Old Common Stock was canceled. In connection with the Reorganization Plan, Mueller issued 10,000,000 shares of its common stock, par value $.01 per share ("Common Stock"), and $25,000,000 aggregate principal amount of its Delayed Distribution Notes (the "Delayed Distribution Notes"). On March 25, 1991, Mueller prepaid in full the Delayed Distribution Notes.

      Pursuant to the Reorganization Plan, 7,000,000 of the shares of Mueller's Common Stock and $17,500,000 principal amount of Mueller's Delayed Distribution Notes were issued and distributed on a pro rata basis to the holders of the Allowed General Unsecured Claims in Class 6 (as defined in the Reorganization Plan) or otherwise held in a Disputed Claims Reserve (as defined in the Reorganization Plan) in full satisfaction of such Claims. Through March 16, 1994, 6,931,030 of the 7,000,000 shares of Mueller's Common Stock and approximately $17,327,944 on account of Delayed Distribution Notes have been distributed and 68,970 shares and approximately $172,056 on account of Delayed Distribution Notes remain in escrow with Mueller's disputed claims agent (the "Disputed Claims Agent"). The Company anticipates that subsequent distribution of its Common Stock and cash on account of the Delayed Distribution Notes will be made to holders of record of Allowed General Unsecured Claims as of November 21, 1990 once the remaining claims still in dispute are resolved. Subsequent distributions, if any, will be de minimus.

      Since consummation of the Reorganization Plan, Mueller negotiated court-approved settlements of all substantial unsecured claims filed against Sharon. In addition, all material administrative claims have been either consensually settled or otherwise disposed of by Bankruptcy Court order. Mueller has, moreover, paid or is currently paying all material priority tax claims in accordance with the Reorganization Plan or pursuant to negotiated agreements. The Company believes that all material outstanding claims and bankruptcy related matters have been resolved.

      The foregoing summary of the Reorganization Plan and related agreements as well as subsequent settlements related thereto is qualified in its entirety by reference to the following Exhibits which are incorporated by reference in their entirety herein: The Midvale Consent Decree, previously filed as
Exhibit 28.7 to the Company's 1990 Report on Form 10-K, the Purchase Agreement and the Tax Benefits Agreement, previously filed as Exhibit 2.6 and 10.5, respectively, to the Company's 1990 Annual Report on Form 10-K. For the terms of actual settlement agreements and related consent decrees, reference is made to Exhibits 28.3 to 28.21 of the Company's Annual Report on Form 10-K, dated March 29, 1991, for the year ended December 31, 1990, Exhibit 28.22 and Exhibits 28.24 to 28.26 of the Company's Annual Report on Form 10-K, dated March 25, 1992, for the year ended December 28, 1991 and Exhibits 28.27 through 28.33 of the Company's Annual Report on Form 10-K, dated March 17, 1993, for the year ended December 26, 1992.

ITEM 2.     PROPERTIES

      Information pertaining to the Registrant's operating facilities is included under "Business" in Item 1, which is incorporated herein by reference. Except as noted in Item 1, all of the Registrant's principal properties are owned by it. The Registrant's plants are in satisfactory condition and are suitable for the purpose for which they were designed and are now being used.

ITEM 3.     LEGAL PROCEEDINGS

      Canco Litigation

      In 1989, Canco Oil & Gas Ltd. ("Canco"), a Canadian subsidiary, instituted litigation in the Court of Queen's Bench for Saskatchewan contending that Canco's royalty interests continued against mineral titles transferred to the Government of Saskatchewan (the "Government") or Scurry Rainbow Oil Limited ("Scurry") or, alternatively, that Scurry had breached its contractual obligations to Canco. In December, 1991, Canco filed a second suit against the Government in the same court seeking a recalculation of royalties against the Government on other expropriated properties. In the Fall of 1992, the Government enacted legislation that expropriated Canco's rights to royalties. At the same time, the Government agreed to stay the implementation of this legislation and indicated a willingness to negotiate a settlement with Canco, provided all issues between the Government, Scurry and Canco under litigation were resolved. All of these have been settled and as part of this settlement Canco has agreed to sell its oil and gas royalty interests in consideration for cash and properties valued at approximately $3.0 million. Closing is anticipated on or about March 25, 1994.

      Chapter 11 Proceedings

      Reference is made to "Reorganization Under Chapter 11 of the Bankruptcy Code" in Item 1 of this Report, which is incorporated herein by reference, for a description of Sharon's voluntary petition for relief filed under Chapter 11 of the Bankruptcy Code on April 17, 1987.

      Environmental Proceedings

      Reference is made to "Environmental Matters" in Item 1 of this Report, which is incorporated herein by reference, for a description of environmental proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
      STOCKHOLDER MATTERS

      The information required by Item 5 of this Report is included under the caption "Capital Stock Information" on page 35 of the Registrant's Annual Report to Stockholders for the year ended December 25, 1993, which information is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

      Selected financial data are included under the caption "Selected Financial Data" on page 36 of the Registrant's Annual Report to Stockholders for the year ended December 25, 1993, which selected financial data is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations is contained under the caption "Financial Review" on pages 9 through 11 of the Registrant's Annual Report to Stockholders for the year ended December 25, 1993 and is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Index to Financial Statements and Supplemental Financial Information on page 28 to 33 of this Annual Report on Form 10-K which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 is contained under the caption "Ownership of Common Stock by Directors and Officers and Information about Director Nominees" in the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 17, 1994 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

      The information required by Item 11 is contained under the caption "Executive Compensation" in the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 17, 1994 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is contained under the captions "Principal Stockholders" and "Ownership of Common Stock by Directors and Officers and Information about Director Nominees" in the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 17, 1994 and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is contained under the caption "Certain Relationships and Transactions with Management" in the Company's Proxy Statement for its 1993 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 17, 1994 and is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

1. Financial Statements: the financial statements, notes, and report of independent auditors described in item 8 of this report, which are incorporated by reference.

2. Financial Statement Schedules: the financial statement schedules, if any, described in Item 8 of this report which are incorporated herein by reference.

3.    Exhibits:

2.1 (i) Third Amended and Restated Plan of Reorganization for Sharon Steel Corporation dated September 27, 1990, proposed by Quantum
Overseas, N.V. and Castle Harlan, Inc. (Incorporated herein by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated December 28, 1990), and (ii) Motion of Quantum
Overseas, N.V. and Castle Harlan, Inc. pursuant to 11 U.S.C.
1127(a) and Bankruptcy Rule 3019 for an Order approving modification of such plan (as so modified, the "Plan")

(Incorporated herein by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K dated December 28, 1990).

2.2 Order of the Bankruptcy Court confirming the Plan, dated November 20, 1990, entered by the Bankruptcy Court on November 21, 1990
(Incorporated herein by reference to Exhibit 2.3 of the Registrant's Current Report on Form 8-K dated December 28, 1990).

2.3 Order of the Bankruptcy Court pursuant to 11 U.S. C. 1142(b), Bankruptcy Rule 3020(d) and Article XIII.E. of the Plan, in aid of consummation of the Plan, dated December 19, 1990. (Incorporated herein by reference to Exhibit 2.3 of the Registrant's Report on Form 10-K, dated March 29, 1991, for the year ended December 31,
1990).

2.4 Order of the Bankruptcy Court pursuant to 11 U.S.C. 1142(b), Bankruptcy Rule 3020(d) and Article XIII.E. of the Plan, in aid of consummation of the Plan, dated February 28, 1991 (Incorporated herein by reference to Exhibit 28.1 of the Registrant's Current Report on Form 8-K dated January 28, 1991).

2.5 Order of the Bankruptcy Court pursuant to 11 U.S.C. 1142(b), Bankruptcy Rule 3020(d) and Article XIII.E. of the Plan, in aid of consummation of the Plan, dated February 19, 1991 (Incorporated herein by reference to Exhibit 28.2 of the Registrant's Current Report on Form 8-K dated February 13, 1991).

2.6 Asset Purchase Agreement, dated as of December 28, 1990, by and among Sharon, Inc., Franklin E. Agnew III, as Chapter 11 trustee, and Sharon Steel Corporation (which was merged with and into Mueller Industries, Inc.) (Incorporated herein by reference to
Exhibit 2.5 of the Registrant's Current Report on Form 8-K dated
December 28, 1990).

3.1 Certificate of Incorporation of Mueller Industries, Inc. and all amendments thereto (Incorporated herein by reference to Exhibit
3.1 of the Registrant's Current Report on Form 8-K dated December
28, 1990).

3.2 By-laws of Mueller Industries, Inc., as amended and restated, effective October 31, 1991. (Incorporated herein by reference to Exhibit 3.2 of the Registrants Annual Report on Form 10-K, dated
March 25, 1992, for the year ended December 28, 1991.)

4.1   Common Stock Specimen (Incorporated herein by reference to Exhibit
4.1 of the Registrant's Current Report on Form 8-K dated December
28, 1990).

4.2 Certain instruments with respect to long-term debt of the Company have not been filed as Exhibits to the Report since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission.

10.1 Registration Rights Agreement, dated as of December 28, 1990, by and between Quantum Overseas, N.V. (which assigned its rights thereunder to Quantum Fund, N.V.) and Mueller Industries, Inc.
(Incorporated herein by reference to Exhibit 10.1 of the Registrant's Report on Form 10-K, dated March 29, 1991, for the year ended December 31, 1990).

10.2 Agreement Regarding Retiree Obligation, dated as of December 28, 1990, made by Sharon Steel Corporation (which was merged with and into Mueller Industries, Inc.) in favor of Sharon's retiree plans referred to therein (Incorporated herein by reference to Exhibit
10.2 of the Registrant's Report on Form 10-K, dated March 29,
1991, for the year ended December 31, 1990).

10.3 Pension Plan Contribution Agreement, dated as of December 28, 1990, by and among Sharon, Inc., Mueller Industries, Inc. and Sharon Steel Corporation (which was merged with and into Mueller Industries, Inc.) (Incorporated herein by reference to Exhibit
10.3 of the Registrant's Report on Form 10-K, dated March 29,
1991, for the year ended December 31, 1990).

10.4 Caster Letter Agreement, dated as of December 28, 1990, by and between Sharon, Inc. and Mueller Industries, Inc. (Incorporated herein by reference to Exhibit 10.4 of the Registrant's Report on Form 10-K, dated March 29, 1991, for the year ended December 31,
1990).

10.5 Tax Benefits Agreement, dated as of December 28, 1990, by and between Mueller Industries, Inc. and Sharon, Inc. (Incorporated herein by reference to Exhibit 10.5 of the Registrant's Report on Form 10-K, dated March 29, 1991, for the year ended December 31,
1990).

10.6 Repurchase Agreement, dated December 28, 1990, by and between Mueller Industries, Inc. and Quantum Overseas, N.V. (which assigned its rights thereunder to Quantum Fund, N.V.)
(Incorporated herein by reference to Exhibit 10.6 of the Registrant's Report on Form 10-K, dated March 29, 1991, for the year ended December 31, 1990).

10.7 Amended and Restated Credit Agreement, dated as of March 25, 1991, by and among Mueller Brass Co., Mueller Industries, Inc. and
Michigan National Bank (Incorporated herein by reference to Exhibit 10.7 of the Registrant's Report on Form 10-K, dated March
29, 1991, for the year ended December 31, 1990).

10.8 Guaranty Agreement, made as of March 25, 1991, by Mueller Industries, Inc. in favor of Michigan National Bank (Incorporated herein by reference to Exhibit 10.8 of the Registrant's Report on Form 10-K, dated March 29, 1991, for the year ended December 31,
1990).

10.9 Amended and Restated Loan Agreement, dated as of March 25, 1991, by and between Michigan National Bank and U-Brand Corporation
(Incorporated herein by reference to Exhibit 10.9 of the Registrant's Report on Form 10-K, dated March 29, 1991, for the year ended December 31, 1990).

10.10 Amended and Restated Guaranty Agreement, made as of March 25, 1991 by Mueller Brass Co. in favor of Michigan National Bank
(Incorporated herein by reference to Exhibit 10.10 of the Registrant's Report on Form 10-K, dated March 29, 1991, for the year ended December 31, 1990).

10.11 Asset Purchase Agreement, dated as of December 28, 1990, by and among Sharon, Inc., Franklin E. Agnew III, as Chapter 11 trustee, and Sharon Steel Corporation (which was merged with and into Mueller Industries, Inc.) (Incorporated herein by reference to
Exhibit 2.5 of the Registrant's Current Report on Form 8-K, dated
December 28, 1990).

10.12 Employment Agreement, effective October 1, 1991 by and between Mueller Industries, Inc. and Harvey L. Karp (Incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K dated November 22, 1991).

10.13 Stock Option Agreement, dated December 4, 1991 by and between Mueller Industries, Inc. and Harvey L. Karp (Incorporated herein by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K dated November 22, 1991).

10.14 Indemnification Agreement, dated October 1, 1991 by and between Quantum Fund, N.V. and Harvey L. Karp (Incorporated herein by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K dated November 22, 1991).

10.15 Employment Agreement, effective November 26, 1991 by and between Mueller Industries, Inc. and William H. Hensley (Incorporated herein by reference to Exhibit 10.6 of the Registrant's Current
Report on Form 8-K dated November 22, 1991).

10.16 Mueller Industries, Inc. 1991 Employee Stock Purchase Plan
(Incorporated herein by reference to Exhibit 4(a) of the Registrant's Registration Statement on Form S-8 dated June 28,
1991).

10.17 Mueller Industries, Inc. 1991 Incentive Stock Option Plan
(Incorporated herein by reference to Exhibit 4(a) of the Registrant's Registration Statement on Form S-8 dated April 17,
1992).

10.18 Employment Agreement, effective June 3, 1992 by and between
Mueller Industries, Inc. and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current
Report on Form 8-K dated June 3, 1992).

10.19 Note Purchase Agreement dated as of August 1, 1992, between Utah Railway Company and John Hancock Mutual Life Insurance Company
(Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated August 20, 1992).

10.20 Term Loan Agreement dated as of August 20, 1992, between Sharon Steel Corporation and the Company (Incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K dated August 20, 1992).

10.21 Stock Option Agreement dated as of August 20, 1992, between the Company and Sharon Specialty Steel, Inc. (Incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K dated August 20, 1992).

10.22 Exchange Agreement dated August 20, 1992, between the Company and Sharon Specialty Steel, Inc. (Incorporated herein by reference to
Exhibit 10.4 of the Registrant's Current Report on Form 8-K dated
August 20, 1992).

10.23 Intercreditor Agreement dated as of August 20, 1992, by and among Sharon Specialty Steel, Inc., Sharon Steel Corporation, Citibank,
N.A., as agent, and the Company (Incorporated herein by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K dated August 20, 1992).

10.24 Bankruptcy Court Order, dated August 19, 1992 (Incorporated herein by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K dated August 20, 1992).

10.25 Releases, dated August 20, 1992, executed by Sharon Specialty Steel, Inc., Sharon Steel Corporation and the Company
(Incorporated herein by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K dated August 20, 1992).

10.26 Credit Agreement dated October 1, 1992, between Michigan National Bank and Mueller Industries, Inc. (Incorporated herein by reference to Exhibit 10.27 of the Registrant's Report on Form 10-
K, dated March 17, 1993, for the fiscal year ended December 26, 1992.)

10.27 Summary description of the Registrant's 1994 bonus plan for certain key employees.

10.28 Amendment to Employment Agreement, effective January 1, 1994, to Employment Agreement by and between Mueller Industries, Inc. and
Harvey L. Karp.

10.29 Employment Agreement, effective as of January 1, 1994, by and between Mueller Industries, Inc. and William D. O'Hagan.

10.30 Amendment to Employment agreement, effective as of July 23, 1993, by and between Mueller Industries, Inc. and William H. Hensley.

13.0 Mueller Industries, Inc.'s Annual Report to Shareholders for the year ended December 26, 1993. Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Annual Report on Form 10-
K.

21.0  Subsidiaries of the Registrant.

23.0 Consent of Independent Auditor. (Includes report on Supplemental Financial Information.)

99.1 Nominee Agreement, dated as of December 29, 1990, as amended by Amendment No. 1 to Nominee Agreement, dated as of January 28, 1991 and Amendment No. 2 to Nominee Agreement dated as of February 19, 1991 (Incorporated herein by reference to Exhibit 28.1 of the Registrant's Current Report on Form 8-K, dated December 28, 1990).

99.2 Disputed Claims Agency Agreement, dated as of December 27, 1990 by and between Mueller Industries, Inc. and Bernhard Schaffler, as disputed claims agent (Incorporated herein by reference to Exhibit
28.2 of the Registrant's Report on Form 10-K, dated March 29,
1991, for the year ended December 31, 1990).

99.3 Master PBGC Agreement, dated as of December 21, 1990, by and among Castle Harlan, Inc., Quantum Overseas, N.V., Franklin E. Agnew
III, as Chapter 11 Trustee (the "Chapter 11 Trustee") on behalf of Sharon Steel Corporation and the Pension Benefit Guaranty
Corporation (Incorporated herein by reference to Exhibit 28.3 of the Registrant's Report on Form 10-K, dated March 29, 1991, for the year ended December 31, 1990).

99.4 IRS Settlement Agreement, dated as of December 21, 1990, by and between the Chapter 11 Trustee on behalf of Sharon Steel
Corporation and Thomas Corbett, United States Attorney, on behalf of the Commissioner of Internal Revenue (Incorporated herein by reference to Exhibit 28.4 of the Registrant's Report on Form 10-K, dated March 29, 1991, for the year ended December 31, 1990).

99.5 Partial Consent Decree, lodged with the United States District Court for the District of Utah (the "Utah District Court") on
August 20, 1990, by and among the United States of America on behalf of the United States Environmental Protection Agency, the State of Utah, and Sharon Steel Corporation by and through its Chapter 11 Trustee (the "Midvale Consent Decree") (Incorporated herein by reference to Exhibit 28.5 of the Registrant's Report on Form 10-K, dated March 29, 1991, for the year ended December 31,
1990).

99.6 (i) Order, dated November 13, 1990, approving the Midvale Consent Decree and (ii) Notice of Approval of Midvale Consent Decree
(Incorporated herein by reference to Exhibit 28.6 of the Registrant's Report on Form 10-K, dated March 29, 1991, for the year ended December 31, 1990).

99.7 (i) Midvale Settlement Agreement made as of October 22, 1990, by and among the United States of America on behalf of the United
States Environmental Protection Agency, the State of Utah, Sharon Steel Corporation by and through its Chapter 11 Trustee, Castle Harlan, Inc., Quantum Overseas, N.V., Walter Sieckman and Wolfgang Jansen and (ii) Order, dated November 13, 1990, Authorizing
Trustee to Enter Into and Render Performance in Accordance with Midvale Consent Decree and Proposed Midvale Settlement Agreement (Incorporated herein by reference to Exhibit 28.7 of the Registrant's Report on Form 10-K, dated March 29, 1991, for the year ended December 31, 1990).

99.8 (i) Partial Consent Decree, lodged with the Utah District Court on November 13, 1990, by and among the United States of America on behalf of the United States Environmental Protection Agency, UV
Industries, Inc. Liquidating Trust, UV Industries, Inc. and the
State of Utah (the "UV Consent Decree") and (ii) Order, dated
November 13, 1990, approving the UV Consent Decree (Incorporated herein by reference to Exhibit 28.8 of the Registrant's Report on Form 10-K, dated March 29, 1991, for the year ended December 31,
1990).

99.9 (i) UV Settlement Agreement, dated as of October 15, 1990, between UV Industries, Inc. Liquidating Trust, the Chapter 11 Trustee and
Sharon Steel Corporation (the "UV Settlement Agreement") and (ii)
Order, dated November 13, 1990, approving the UV Settlement
Agreement (Incorporated herein by reference to Exhibit 28.9 of the Registrant's Report on Form 10-K, dated March 29, 1991, for the year ended December 31, 1990).

99.10 (i) Order, dated November 15, 1990, pursuant to which Atlantic Richfield Company agreed to withdraw with prejudice its claim and all proceedings against Sharon Steel Corporation, (ii) Withdrawal, dated November 15, 1990, with Prejudice of Claim of Atlantic Richfield Company, (iii) Order, dated November 15, 1990, dismissing with prejudice Atlantic Richfield Company's Adversary Proceeding (No. 90-42) against Sharon Steel Corporation, and (iv) Withdrawal, dated November 14, 1990, with prejudice of Objection of Atlantic Richfield Company to Disclosure Statement
(Incorporated herein by reference to Exhibit 28.10 of the Registrant's Current Report on Form 8-K, dated December 28, 1990).

99.11 (i) Motion, dated November 6, 1990, to approve Settlement and Findings of Fact and Conclusions of Law -- Motion for
Consolidation (the "Carpentertown Settlement") and (ii) Order, dated November 13, 1990, approving Carpentertown Settlement
(Incorporated herein by reference to Exhibit 28.11 of the Registrant's Report on Form 10-K, dated March 29, 1991, for the year ended December 31, 1990).

99.12 (i) Settlement Agreement, dated November 1990, by and among Sharon Steel Corporation and National Union Fire Insurance Company of
Pittsburgh, PA, Landmark Insurance Company and Lexington Insurance Company (the "Insurance Settlement") and (ii) Order, dated
November 13, 1990, authorizing Trustee to Enter into and Render
Performance in accordance with the Insurance Settlement
(Incorporated herein by reference to Exhibit 28.12 of the Registrant's Annual Report on Form 10-K, dated March 29, 1991, for the year ended December 31, 1990).

99.13 (i) Settlement Agreement, dated November 20, 1990, by and among IBJ Schroder Bank & Trust Company, Mellon Bank, N.A., Kirkpatrick
& Lockhart and Raymond H. Wechsler and/or Robert J. Brown as attorney(s)-in-fact ("Mellon Settlement Agreement") and (ii) Order dated November 20, 1990, approving Mellon Settlement Agreement (Incorporated herein by reference to Exhibit 28.13 of the Registrant's Annual Report on Form 10-K, dated March 29, 1991, for the year ended December 31, 1990).

99.14 (i) Stipulation of Settlement, dated as of February 12, 1991, Relating to the Claims of IBJ Schroder Bank & Trust Company ("Schroder") entered into by and among Bernhard Schaffler, as Disputed Claims Agent pursuant to the Plan, Mueller Industries, Inc., and Schroder ("Schroder Settlement") and (ii) Order, dated February 22, 1991, approving the Schroder Settlement (Incorporated herein by reference to Exhibit 28.14 of the Registrant's Annual Report on Form 10-K, dated March 29, 1991, for the year ended December 31, 1990).

99.15 (i) Order and Stipulation of Settlement, dated September 21, 1990, Relating to the claims of the Cleveland-Cliffs Iron Company, Cliffs TIOP Inc. and Tilden Iron Ore Partnership ("Cleveland-
Cliffs Settlement") and (ii) Order, dated November 13, 1990, approving Cleveland-Cliffs Settlement (Incorporated herein by reference to Exhibit 28.15 of the Registrant's Annual Report on Form 10-K, dated March 29, 1991, for the year ended December 31,
1990).

99.16 (i) Settlement Agreement by and among the Trustee, Sharon Steel Corporation (including certain subsidiaries of Sharon identified therein), the Official Committee of Unsecured Creditors of Sharon Steel and the Posner Affiliates (the "Posner Settlement") and (ii) Order, dated October 19, 1990, approving the Posner Settlement (Incorporated herein by reference to Exhibit 28.16 of the Registrant's Annual Report on Form 10-K, dated March 29, 1991, for the year ended December 31, 1990).

99.17 (i) Stipulation of Settlement, dated December 21, 1990, by and among Rockwell International Corp., the Chapter 11 Trustee,
Quantum Overseas, N.V. and Castle Harlan, Inc. ("Rockwell
Settlement") and (ii) Order, dated December 26, 1990, approving
Rockwell Settlement. (Not filed pursuant to seal order entered by the Bankruptcy Court).

99.18 (i) Stipulation, dated February 14, 1991, settling Claims 1198 and 1199 of Liquid Air Corporation, Bulk Gas Division ("Liquid Air
Corporation Settlement") and (ii) Order, dated February 15, 1991, approving Liquid Air Corporation Settlement (Incorporated herein by reference to Exhibit 28.18 of the Registrant's Annual Report on Form 10-K, dated March 29, 1991, for the year ended December 31,
1990).

99.19 Consent Order, dated March 4, 1991, entered into by and among the Disputed Claims Agent, Mueller Industries, Inc. and Insurance
Company of North America ("INA"), settling the Claims of INA
(Incorporated herein by reference to Exhibit 28.19 of the Registrant's Annual Report on Form 10-K, dated March 29, 1991, for the year ended December 31, 1990).

99.20 Consent Order, dated March 5, 1991, entered into by and among the Disputed Claims Agent, Mueller Industries, Inc. and Atlas Energy
Group, Inc. ("Atlas"), settling the Claims of Atlas (Incorporated herein by reference to Exhibit 28.20 of the Registrant's Annual
Report on Form 10-K, dated March 29, 1991, for the year ended
December 31, 1990).

99.21 (i) Stipulation, dated December 11, 1990, conditionally settling claims of Blue Cross of Western Pennsylvania and Pennsylvania Blue Shield, and (ii) Letter of Understanding, dated February 8, 1991, finalizing the Stipulation Conditionally Settling Claims of Blue
Cross of Western Pennsylvania and Pennsylvania Blue Shield (Incorporated herein by reference to Exhibit 28.21 of the Registrant's Annual Report on Form 10-K, dated March 29, 1991, for the year ended December 31, 1990).

99.22 Disputed Claims Agency Agreement, dated February 4, 1992, by and between Mueller Industries, Inc. and James E. Browne, as disputed claims agent. (Incorporated herein by reference to Exhibit 28.22 of the Registrant's Annual Report on Form 10-K, dated March 25,
1992, for the year ended December 28, 1991.)

99.23 Consent Decree, dated February 25, 1992, entered into by and among Mueller Brass Co., the State of Michigan, and PIRGIM Public
Interest Lobby.  (Incorporated herein by reference to Exhibit
28.23 of the Registrant's Annual Report on Form 10-K, dated March
25, 1992, for the year ended December 28, 1991.)

99.24 Consent Order, dated June 26, 1991, entered into by and among the Disputed Claims Agent, Mueller Industries, Inc. and Texas-New
Mexico Power Company ("TNMP"), settling the claims of TNMP.
(Incorporated herein by reference to Exhibit 28.24 of the Registrant's Annual Report on Form 10-K, dated March 25, 1992, for the year ended December 28, 1991.)

99.25 Consent Order, dated December 5, 1991, entered into by and among the Disputed Claims Agent, Mueller Industries, Inc. and Harbison-
Walker Refractories ("HWR"), settling the claims of HWR.
(Incorporated herein by reference to Exhibit 28.25 of the Registrant's Annual Report on Form 10-K, dated March 25, 1992, for the year ended December 28, 1991.)

99.26 Consent Order, dated January 24, 1992, entered into by and among the Disputed Claims Agent, Mueller Industries, Inc. and Luria
Brothers, settling the claims of Luria Brothers. (Incorporated herein by reference to Exhibit 28.26 of the Registrant's Annual
Report on Form 10-K, dated March 25, 1992, for the year ended
December 28, 1991.)

99.27 Consent Order, dated November 16, 1992, entered into by and among the Disputed Claims Agent, Mueller Industries, Inc. and Drexel
Burnham Lambert, Inc. ("Drexel"), settling the claims of Drexel.
(Incorporated herein by reference to Exhibit 28.27 of the Registrant's Annual Report on Form 10-K, dated March 17, 1993, for the fiscal year ended December 26, 1992.)

99.28 Consent Order, dated April 3, 1992, entered into by and among the Disputed Claims Agent, Mueller Industries, Inc. and United States
Department of Treasury, Internal Revenue Service (the "IRS"), settling the claims of the IRS. (Incorporated herein by reference to Exhibit 28.28 of the Registrant's Annual Report on Form 10-K, dated March 17, 1993, for the fiscal year ended December 26, 1992.)

99.29 Consent Order, dated April 3, 1992, entered into by and among the Disputed Claims Agent, Mueller Industries, Inc. and Commonwealth of Pennsylvania, Department of Revenue ("Commonwealth"), settling the claims of the Commonwealth. (Incorporated herein by reference to Exhibit 28.29 of the Registrant's Annual Report on Form 10-K, dated March 17, 1993, for the fiscal year ended December 26, 1992.)

99.30 Consent Order, dated November 6, 1992, entered into by and among the Disputed Claims Agent, Mueller Industries, Inc. and the State of California, Regional Water Quality Board (the "State of
California"), settling the claims of the State of California.
(Incorporated herein by reference to Exhibit 28.30 of the Registrant's Annual Report on Form 10-K, dated March 17, 1993, for the fiscal year ended December 26, 1992.)

99.31 Consent Order, dated April 9, 1992, entered into by and among the Disputed Claims Agent, Mueller Industries, Inc. and the State of
Ohio Bureau of Workers Compensation (the "Bureau"), settling the claims of the Bureau. (Incorporated herein by reference to Exhibit 28.31 of the Registrant's Annual Report on Form 10-K, dated March 17, 1993, for the fiscal year ended December 26, 1992.)

99.32 Consent Order, dated May 28, 1992, entered into by and among the Disputed Claims Agent, Mueller Industries, Inc. and U.V.
Industries, Inc., Liquidating Trust ("U.V. Trust"), settling claims of U.V. Trust. (Incorporated herein by reference to Exhibit 28.32 of the Registrant's Annual Report on Form 10-K, dated March 17, 1993, for the fiscal year ended December 26, 1992.)

99.33 Consent Order, dated April 14, 1992, entered into by and among the Disputed Claims Agent, Mueller Industries, Inc. and Travelers
Indemnity Company ("Travelers"), settling the claims of Travelers. (Incorporated herein by reference to Exhibit 28.33 of the Registrant's Annual Report on Form 10-K, dated March 17, 1993, for the fiscal year ended December 26, 1992.)

(b) During the three months ended December 25, 1993, no Current Reports on Form 8-K were filed.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 1994.


                                    MUELLER INDUSTRIES, INC.

                                    /s/  HARVEY L. KARP
                                    Harvey L. Karp, Chairman of The Board


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


   Signature                        Title                         Date


/S/HARVEY L. KARP        Chairman of the Board, and Director  March 23, 1994
   Harvey L. Karp

/S/RAY C. ADAM                      Director                  March 23, 1994
   Ray C. Adam

/S/RODMAN L. DRAKE                  Director                  March 23, 1994
   Rodman L. Drake

/S/GARY S. GLADSTEIN                Director                  March 23, 1994
   Gary S. Gladstein

/S/J. ALLAN MACTIER                 Director                  March 23, 1994
   J. Allan Mactier

/S/WILLIAM D. O'HAGAN    President, Chief Executive Officer,  March 23, 1994
   William D. O'Hagan               Director

/S/ROBERT PASQUARELLI               Director                  March 23, 1994
   Robert Pasquarelli

/S/PAUL SOROS                       Director                  March 23, 1994
   Paul Soros

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.


                  Signature and Title                             Date


                  /S/EARL W. BUNKERS                          March 23, 1994
                     Earl W. Bunkers
                     Chief Financial Officer
                     (Principal Accounting Officer)

                  /S/KENT A. MCKEE                            March 23, 1994
                     Kent A. McKee
                     Treasurer and Assistant Secretary

                  /S/ROY C. HARRIS                            March 23, 1994
                     Roy C. Harris
                     Corporate Controller

                         INDEX TO FINANCIAL STATEMENTS



      The consolidated financial statements, together with the report thereon of Ernst & Young dated February 14, 1994, appearing on page 12 through and including 36, of the Company's 1993 Annual Report to Stockholders are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, no other information appearing in the 1993 Annual Report to Stockholders is deemed to be filed as part of this Annual Report on Form 10-K under Item 8. The following Consolidated Financial Statement Schedules should be read in conjunction with the consolidated financial statements in such 1993 Annual Report to Stockholders. Consolidated Financial Statement Schedules not included with this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       SUPPLEMENTAL FINANCIAL INFORMATION

                                                                      Page

Schedules for the fiscal years ended December 25, 1993, December 26, 1992 and December 28, 1991.

      Property, Plant and Equipment (Schedule V)                        29
      Accumulated Depreciation, Depletion and Amortization
      of Property, Plant and Equipment (Schedule VI)                    30
      Valuation and Qualifying Accounts (Schedule VIII)                 31
      Short-term Borrowings (Schedule IX)                               32
      Supplementary Statement of Operations Information (Schedule X)    33


MUELLER INDUSTRIES, INC.
SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
Years Ended December 25, 1993, December 26, 1992, and December 28, 1991
(In thousands)

                                          Balance at                                                                    Balance
                                         Beginning of         Additions at                             Other            at end
      Classification                        Period                cost            Retirements         Changes          of Period
- ---------------------------------        ------------         ------------        -----------       -----------       -----------
Year Ended December 25, 1993
Land and land improvements               $      6,737         $          3        $      (104)      $      (267)      $     6,369
Mineral Reserves                                2,296                   --                 --                --             2,296
Buildings, machinery and equipment            165,625               10,029             (3,315)           (1,286)          171,053
Construction in progress                        3,379                1,051  (1)            --                --             4,430
                                         ------------         ------------        -----------       -----------       -----------
                                         $    178,037         $     11,083        $    (3,419)      $    (1,553) (2)  $   184,148
                                         ============         ============        ===========       ===========       ===========


Year Ended December 26, 1992
Land and land improvements               $     12,110         $        307        $      (231)      $    (5,449)      $     6,737
Mineral Reserves                                2,245                   --                 --                51             2,296
Buildings, machinery and equipment            156,122               11,972             (4,215)            1,746           165,625
Construction in progress                        5,022               (1,327) (1)          (316)               --             3,379
Idle facilities                                 4,661                   --             (4,661)               --                --
                                         ------------         ------------        -----------       -----------       -----------
                                         $    180,160         $     10,952        $    (9,423)      $    (3,652) (3)  $   178,037
                                         ============         ============        ===========       ===========       ===========

Year Ended December 28,1991
Land and land improvements               $     12,839         $        271        $        --       $    (1,000)      $    12,110
Mineral Reserves                                2,576                   --               (326)               (5)            2,245
Buildings, machinery and equipment            146,770               11,647               (610)           (1,685)          156,122
Construction in progress                        5,115                  (93) (1)            --                --             5,022
Idle facilities                                19,803                   --                 --           (15,142)            4,661
                                         ------------         ------------        -----------       -----------       -----------
                                         $    187,103         $     11,825        $      (936)      $   (17,832) (4)  $   180,160
                                         ============         ============        ===========       ===========       ===========

(1)    Represents net change.
(2)    Includes $218 thousand for foreign currency translation adjustments and other reclass items of $1.3 million.
(3)    Includes $3.4 million for the write-off of U-Brand Iron assets that were not sold and $5.5 million reclass for Utah
       Railway Thistle Track from Land to Buildings, Machinery and Equipment.
(4)    Primarily write downs for permanent impairment.










MUELLER INDUSTRIES, INC.
SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT
Years Ended December 25, 1993, December 26, 1992, and December 28, 1991
(In thousands)

                                                                Additions
                                          Balance at            Charged to                                              Balance
                                         Beginning of           Costs and                              Other            at end
      Description                           Period               Expenses         Retirements         Changes          of Period
- ---------------------------------        ------------         ------------        -----------       -----------       -----------
Year Ended December 25, 1993
Operating properties                     $     21,355         $     10,955        $    (1,664)      $      (901)      $    29,745
                                         ------------         ------------        -----------       -----------       -----------
                                         $     21,355         $     10,955        $    (1,664)      $      (901) (1)  $    29,745
                                         ============         ============        ===========       ===========       ===========


Year Ended December 26, 1992
Operating properties                     $     10,875         $     11,502        $    (1,217)      $       195       $    21,355
                                         ------------         ------------        -----------       -----------       -----------
                                         $     10,875         $     11,502        $    (1,217)      $       195       $    21,355
                                         ============         ============        ===========       ===========       ===========


Year Ended December 28, 1991
Operating properties                     $          0         $     10,679        $       (25)      $       221       $    10,875
                                         ------------         ------------        -----------       -----------       -----------
                                         $          0         $     10,679        $       (25)      $       221       $    10,875
                                         ============         ============        ===========       ===========       ===========

NOTE:  Depletion of mineral reserves is generally computed using the units-of-production method. Depreciation is computed by the straight-line method based on the following useful lives:

Land improvements                    10-20 years
Machinery and equipment              5-20  years
Buildings                            20-40 years


(1)    Includes $66 thousand for foreign currency translation adjustments and other reclass items of $835 thousand.















MUELLER INDUSTRIES, INC.
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 25, 1993, December 26, 1992, and December 28, 1991
(In thousands)

                                                                         Additions
                                                              -------------------------------
                                          Balance at           Charged to                            Deductions          Balance
                                         beginning of          costs and             Other              from             at end
                                             Year               expenses           Additions          reserves           of year
                                         ------------         ------------        -----------       -----------       -----------
1993
Allowance for Doubtful Accounts          $      4,473         $         59        $         0       $     1,037       $     3,495

Environmental Reserves                   $      9,185         $      1,060        $     1,000  (5)  $     2,598       $     8,647

Restructuring Reserves                   $      6,968         $       (363)       $         0       $     1,300       $     5,305

Other Reserves (2)                       $     13,149         $          0        $    (1,000) (5)  $       146       $    12,003

Valuation Allowance for Deferred
  Tax Assets                             $     88,081         $          0        $         0       $     2,743       $    85,338

1992
Allowance for Doubtful Accounts          $      6,925         $      2,794        $         0       $     5,246       $     4,473

Environmental Reserves                   $     11,458         $        253        $     2,500  (1)  $     5,026       $     9,185

Restructuring Reserves                   $     16,744         $      2,279        $         0       $    12,055       $     6,968

Other Reserves (2)                       $     18,200         $      6,588        $    (2,500) (1)  $     9,139       $    13,149

Valuation Allowance for Deferred
  Tax Assets                             $          0         $          0        $    88,081  (3)  $         0       $    88,081

1991
Allowance for Doubtful Accounts          $      1,985         $      6,344        $         0       $     1,404       $     6,925

Environmental Reserves                   $      9.850         $      2,700        $         0       $     1,092       $    11,458

Restructuring Reserves                   $     18,404         $      4,074        $     1,869 (4)   $     7,603       $    16,744

Other Reserves (2)                       $     18,633         $     10,438        $         0       $    10,871       $    18,200


(1)   US Fuel Reclamation reserve classified as "Other Reserve" in 1991, "Environmental Reserve" in 1992.
(2)   Other reserves are included in the balance sheet captions "Other current liabilities" and "Other noncurrent liabilities."
(3)   Valuation reserve for certain income tax attributes that remain unrecognized. The amount results from the adoption of
      SFAS No. 109 as of the beginning of 1992.
(4)   Remaining restructuring reserves established upon the acquisition of U-Brand in January 1990. Balances were previously classified as other liabilities.
(5)   Reclass from Other Reserves to Environmental Reserves.


MUELLER INDUSTRIES, INC.
SCHEDULE IX - SHORT-TERM BORROWINGS
Years Ended December 25, 1993, December 26, 1992, and December 28, 1991
(In thousands)

                                                             Weighted            Maximum           Average           Weighted
                                                             average              amount            amount           average
                                       Balance at         interest rate        outstanding       outstanding      interest rate
                                       end of year        at end of year     during the year   for the year (1)  for the year (2)
                                      ------------         ------------        -----------       -----------       -----------


1993
Borrowings under
revolving credit facility                       --                   --                 --                --                --


1992
Borrowings under
revolving credit facility                       --                   --        $    17,000       $    11,112             6.46%


1991
Borrowings under
revolving credit facility             $     14,000                6.25%        $    14,000       $     1,156             6.90%


- -----------------


(1)   The average amount outstanding is computed by multiplying the amount of each draw against the revolving credit facility by the number of days outstanding divided by the days in the year.

(2)   The average interest rate for the year is computed by dividing the total interest expense on short-term borrowings for the year by average amount outstanding for the year.



















MUELLER INDUSTRIES, INC.
SCHEDULE X - SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION
Years Ended December 25, 1993, December 26, 1992, and December 28, 1991
(In thousands)

Year ended December 25, 1993
    Maintenance and repairs                                       $  6,628
    Amortization of intangible assets                             $  2,357

Year ended December 26, 1992
    Maintenance and repairs                                       $  4,981
    Amortization of intangible assets                             $  1,003

Year ended December 28, 1991
    Maintenance and repairs                                       $  3,651
    Amortization of intangible assets                             $  2,615


Note:    Taxes other than payroll and income taxes, royalties and advertising costs were each less than 1% of total sales and revenues for 1991, 1992 and 1993.


































                                 EXHIBIT INDEX


Exhibits    Description                                               Page

4.2 Certain instruments with respect to long-term debt of the Company have not been filed as Exhibits to the Report since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission.

10.27 Summary description of the Registrant's 1994 bonus plan for certain key employees.

10.28 Amendment to Employment Agreement, effective January 1, 1994, to Employment Agreement by and between Mueller
            Industries, Inc. and Harvey L. Karp.

10.29 Employment Agreement, effective as of January 1, 1994, by and between Mueller Industries, Inc. and William D. O'Hagan.

10.30 Amendment to Employment agreement, effective as of July 23, 1993, by and between Mueller Industries, Inc. and
            William H. Hensley.

13.0 Mueller Industries, Inc.'s Annual Report to Stockholders for the year ended December 25, 1993.
            Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Annual Report on Form 10-K.

21.0        Subsidiaries of the Registrant.

23.0        Consent of Independent Auditor.  (Includes report on
            Supplemental Financial Information.)