Form 10-Q
period 1994-03-26
MUELLER INDUSTRIES INC
filed 1994-04-22
CIK 89439

                                      1994


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 26, 1994      Commissions file number 1-569


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

Common Stock, $ 0.01 Par Value                         New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  /X/    No  / /

The number of shares of the Registrant's common stock outstanding as of April 11, 1994 was 9,599,193.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes  /X/    No  / /

                            MUELLER INDUSTRIES, INC.

                                   FORM 10-Q

                      For the Period Ended March 26, 1994

                                     INDEX



Part I. Financial Information                                      Page

   Item 1.  Financial Statements (Unaudited)

            a.)  Consolidated Statements of Income
                 for the quarters ended March 26, 1994
                 and March 27, 1993                                   3

            b.)  Consolidated Balance Sheets
                 as of March 26, 1994 and December 25, 1993.          4

            c.)  Consolidated Statements of Cash Flows
                 for the quarters ended March 26, 1994 and
                 March 27, 1993                                       6

            d.)  Notes to Consolidated Financial Statements           7


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       8

Part II. Other Information

   Item 6.  Exhibits and Reports on Form 8-K                         10

Signatures                                                           11

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share data)
                                               For the Quarter Ended
                                         March 26, 1994         March 27, 1993
Net sales                                $   120,812             $   131,037

Cost of goods sold                            97,473                 108,256
Depreciation, depletion, and
   amortization                                2,700                   2,875
Selling, general, and
   administrative expense                     10,688                  12,058
                                             -------                 -------
   Operating income                            9,951                   7,848

Interest expense                              (1,694)                 (1,495)
Environmental reserves                          (412)                      -
Unusual items                                   (265)                      -
Other income, net                              1,379                     632
                                             -------                 -------
Income before income taxes                     8,959                   6,985

Current income tax expense                      (794)                   (851)
Deferred income tax expense                   (2,528)                 (1,921)
                                             -------                 -------
   Total income tax expense                   (3,322)                 (2,772)
                                             -------                 -------

Net income                               $     5,637                $  4,213
                                             =======                 =======

Earnings per common and
   common equivalent share

   Primary:
      Average shares outstanding          10,437,000              10,372,000
      Net income                         $      0.54             $      0.41
                                             =======                 =======

   Fully diluted:
      Average shares outstanding          10,437,000              10,398,000
      Net income                         $      0.54             $      0.41
                                             =======                 =======






See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                         March 26, 1994      December 25, 1993
Assets

Current assets:
   Cash and cash equivalents             $   79,360              $   77,336

   Accounts receivable, less allowance
     for doubtful accounts of $3,500 in
     1994 and $3,495 in 1993                 62,404                  59,197

   Inventories:
     Raw materials and supplies              10,261                   5,704
     Work-in-process                         13,606                  16,501
     Finished goods                          30,509                  30,913
                                            -------                 -------
   Total inventories                         54,376                  53,118

   Current deferred income taxes              2,714                   3,242
   Other current assets                       2,835                   1,518
                                            -------                 -------
     Total current assets                   201,689                 194,411

Property, plant and equipment, net          156,388                 154,403
Deferred income taxes                        10,751                  12,751
Other assets                                 24,264                   8,178
                                            -------                 -------
                                         $  393,092              $  369,743
                                            =======                 =======





















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                         March 26, 1994      December 25, 1993
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $   11,352              $    8,391
   Accounts payable                          16,245                  15,637
   Accrued wages and other employee costs    11,148                  11,787
   Restructuring reserves                     4,835                   5,305
   Current deferred income taxes                441                     446
   Other current liabilities                 10,544                   9,340
                                            -------                 -------
     Total current liabilities               54,565                  50,906

Long-term debt                               69,654                  54,320
Pension and post retirement liabilities      18,362                  18,834
Deferred income taxes                         3,810                   3,810
Other noncurrent liabilities                 19,328                  19,759
                                            -------                 -------
     Total liabilities                      165,719                 147,629

Stockholders' equity:
   Preferred stock-shares authorized
     5,000,000; none outstanding                  -                       -
   Common stock - $.01 par value; shares
     authorized 20,000,000; issued and
     outstanding 10,000,000                     100                     100
   Paid-in capital, common                  236,293                 236,406
   Accumulated deficit (Since
     January 1, 1991)                          (302)                 (5,939)
   Cumulative translation adjustment         (2,435)                 (1,944)
   Treasury common stock at cost,
     402,307 shares in 1994 and 416,807
     shares in 1993                          (6,283)                 (6,509)
                                            -------                 -------
   Total stockholders' equity               227,373                 222,114

Commitments and contingencies                     -                       -
                                            -------                 -------
                                         $  393,092              $  369,743
                                            =======                 =======









See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                                 For the Quarter Ended
                                         March 26, 1994         March 27, 1993
Cash flows from operating activities
   Net income                            $     5,637             $     4,213
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Provision for unusual items                 265                       -
     Depreciation, depletion and
       amortization of intangibles             2,700                   2,875
     Deferred income taxes                     2,528                   1,921
     Gain on disposal of properties             (753)                    (24)
     Changes in assets and liabilities:
       Receivables                            (3,207)                 (9,074)
       Inventories                            (1,258)                  6,653
       Other assets                             (826)                  1,948
       Current liabilities                       702                  (5,281)
       Other liabilities                      (1,167)                  1,192
       Other, net                               (262)                    213
                                             -------                 -------
Net cash provided by operating activities      4,359                   4,636
                                             -------                 -------
Cash flows from investing activities
   Capital expenditures                       (5,730)                 (3,342)
   Proceeds from sales of properties           1,596                      59
   Escrowed IRB proceeds included
     in other assets                         (16,609)                      -
                                             -------                 -------
Net cash used by investing activities        (20,743)                 (3,283)
                                             -------                 -------
Cash flows from financing activities
   Repayments of long-term debt               (1,705)                 (1,191)
   Proceeds from sale of treasury stock          113                     118
   Issuance of long-term debt                 20,000                     386
                                             -------                 -------
Net cash provided (used) by
   financing activities                       18,408                    (687)
                                             -------                 -------
Increase in cash and cash equivalents          2,024                     666
Cash and cash equivalents at the
   beginning of the period                    77,336                  44,459
                                             -------                 -------
Cash and cash equivalents at the
   end of the period                     $    79,360             $    45,125
                                             =======                 =======




See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


General

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. This quarterly report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K, including the annual financial statements incorporated therein by reference.

   The accompanying unaudited interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Note 1 - Income Taxes

   As discussed more fully in Note 6 of Notes to Consolidated Financial Statements included in the Company's 1993 Annual Report, the Company has substantial Net Operating Loss Carryforwards (NOL). As of December 25, 1993, approximately $21.7 million of these NOLs were available for immediate use. Use of the remaining NOLs is limited to an annual amount of $14.4 million by
Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as a result of the "change in ownership" that occurred on December 28, 1990 in connection with the reorganization of Sharon Steel Corporation, the Company's predecessor for purposes of the Bankruptcy Code. See Note 1 of Notes to Consolidated Financial Statements. Based on information available to the Company, the sale in August, 1993, of shares of Common Stock by Quantum Fund N.V. (Quantum), as described in the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 7, 1993, has resulted in a substantial owner shift, but will not, standing alone, result in a "change of ownership" for purposes of Section 382 of the Code.

Note 2 - Earnings Per Common Share

   Primary earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. Fully diluted earnings per share are based upon the weighted average number of common shares outstanding plus the dilutive effects of all outstanding stock options.

Note 3 - Long-term Debt

   On December 28, 1993, the Company, through a wholly owned subsidiary, issued $20.0 million of 6.95% taxable Industrial Development Revenue Bonds due December 15, 2000 (the IRBs). The IRBs are due in quarterly installments of $0.7 million beginning March 15, 1994 through December 15, 2000. Interest on the IRBs is payable quarterly commencing March 15, 1994. The IRBs are secured by $10 million of cash and securities on deposit in an investment account with the lender. The $10 million of cash security will reduce to zero in 1996. Proceeds of the IRBs will be used to fund a modernization project at the Company's Fulton, Mississippi facility. The IRBs were purchased by the same financial institution that provided the Credit Facility. Concurrently, the Company agreed to reduce availability under the Credit Facility to $7.0 million to accommodate the lender's internal policy limits. Availability is restored as the Company repays its obligations held by that institution.

Note 4 - Commitments and Contingencies

   The Company is subject to normal environmental standards imposed by federal, state and local environmental laws and regulations. Management believes that the outcome of pending environmental matters will not materially affect the overall financial position of the Company.

   In addition, the Company is involved in certain litigation as either plaintiff or defendant as a result of claims that arise in the ordinary course of business which management believes will not have a material effect on the Company's financial condition.

Purchase Commitments

   The Company has committed to capital expenditures of approximately $20.0 million, for a major project to modernize the copper tube mill in Fulton, Mississippi. In February, 1994, the Board approved a $15.0 million modernization project for the brass rod mill in Port Huron, Michigan. Both of these approved major projects should become fully operational in the latter half of 1995. No other material purchase commitments for capital expenditures exist.

Canco Litigation Settlement

   On March 25, 1994, the Company's Canco Oil & Gas Ltd. (Canco) subsidiary settled all litigation against the Government of Saskatchewan and Scurry Rainbow Oil Limited in which Canco asserted, among other things, that its royalty interests continued against mineral titles transferred to the government as well as other expropriated properties. The Company recognized a gain of approximately $.6 million as a result of the settlement.


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

General Overview

   The Company's principal business is the manufacture and sale of copper tube, brass rod, fittings and other products made of copper, brass, bronze, plastic and aluminum. These core manufacturing businesses have been in operation for over 75 years. New housing starts and commercial construction are important determinants of the Company's sales to the air-conditioning, refrigeration and plumbing markets because the principal end use of a significant portion of the Company's products is in the construction of single and multi-family housing units and commercial buildings.

   Profitability of certain of the Company's product lines is dependent upon the "spreads" between the cost of metal and the gross selling price of the related manufactured product. The open market price for grade A copper cathode, for example, directly influences the selling price for copper tubing, a principal product manufactured by the Company. The Company attempts to minimize the effects of changes in copper prices by passing through to its customers base metal costs. The market price of copper does, however, effect the carrying value (FIFO basis) of the Company's copper inventories and, to a lesser extent, brass inventories. These inventories customarily total between 30 to 35 million pounds. "Spreads" fluctuate based upon competitive market conditions. In 1993 and 1992, "spreads" were favorable by historical standards.

   The Company also owns various natural resource properties in the Western United States and Canada. It operates a short line railroad in Utah and a placer gold mining company in Alaska. Additionally, certain other natural resource properties produce royalty income or are available for sale.


Results of Operations

   Net income was $5.6 million, or 54 cents per common share, for the first quarter of 1994, which compares with net income of $4.2 million, or 41 cents per common share, for the same period of 1993.

   During the first quarter of 1994 the Company's net sales were $120.8 million, which compares to net sales of $131.0 million, or a 8 percent decrease over the same period of 1993. The change in net sales was primarily attributable to: (i) volume increases of 3 percent; and (ii) pricing decreases due to lower average raw material costs (price of copper) in 1994 the benefits of which generally are passed through to customers in certain product lines. The Company's core manufacturing businesses shipped 92.0 million pounds of product in the first quarter of 1994 which compares to 89.1 million pounds in the same quarter of 1993. First quarter operating income increased primarily due to: (i) productivity improvements at its manufacturing plants; (ii) selective price increases in the fittings and brass rod markets; and (iii) cost reductions in the areas of selling, general and administrative expenses.

   The Company uses the first-in, first-out (FIFO) method of accounting for its inventories. Under this method, the inventory items acquired first are assumed to be sold first, thereby matching earliest costs with current selling prices. In two of the principal product line markets in which the Company competes, selling prices are influenced by the current price of metal (primarily copper as well as base metals used in the formation of brass alloys). Therefore, when metal prices change on the open market, the Company adjusts its selling prices, to the extent competitive pressures allow, to reflect such changes and maintain the "spreads". Nonetheless, financial reporting, under the FIFO method, matches historical inventory costs with current selling prices, rather than current replacement costs with current selling prices. While the impact of metal price volatility is moderated by rapid inventory turns, upward and downward trends of longer duration may impact gross profits under the FIFO method.

   Interest expense increased approximately $.2 million due to IRBs issued early in the first quarter of 1994 for the purpose of financing a capital improvement program at the copper tube mill. Other non-operating items included (i) a gain of $.6 million related to the settlement of litigation as discussed in Note 4, (ii) a provision for environmental reserves of $.4 million related to a site in which Mueller Brass Co., a subsidiary of the Company, was notified it was a potentially responsible party, and (iii) a $.3 million provision to further reduce the carrying cost of a note receivable from Sharon Specialty Steel Company, Inc.


Liquidity and Capital Resources

   Cash provided by operating activities in the first quarter of 1994 totaled $4.4 million which is primarily attributable to net income, depreciation, and deferred income taxes, offset by increases in receivables and inventories.


   During the first quarter of 1994, the Company's capital expenditures totaled $5.7 million which was provided for by cash from operations, except that portion related to the copper tube mill project which was funded by the IRBs as discussed in Note 3.

   The Company has an unsecured line-of-credit agreement (the Credit Facility) which expires on September 30, 1994, but may be extended to September 30, 1995 at the Company's option. Borrowings bear interest at prime less 1/2 of one percent.

   During the first quarter of 1994, the Company agreed to reduce its borrowing availability under the Credit Facility to $7.0 million concurrently with the issuance of the IRBs. At March 26, 1994, the Company's total debt was $81.0 million or 26.3 percent of its capitalization.

   The Company's financing obligations contain various covenants which require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. Additionally, certain notes issued by its wholly-owned subsidiary restrict the amount of cash that may be loaned or dividended by that subsidiary. The Company is in compliance with all debt covenants.

   Management believes that cash provided by operations and currently available cash of $79.4 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio remains strong at 3.7 to 1.

   As part of its ongoing strategic planning process, the Company has approved two major capital expenditure projects and is evaluating a third for the following plants: (i) Fulton, Mississippi copper tube mill; (ii) Port Huron, Michigan brass rod mill; and (iii) our copper fittings operation. These projects will require capital of approximately $15.0 to $20.0 million each. The primary objective of these projects is to improve efficiency and productivity as well as add some capacity.

   The Fulton project was financed by IRBs which were issued during the first quarter of 1994. The Company is also evaluating alternatives for funding the other two projects including cash from operations and debt financing.


Part II. OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended March 26, 1994. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

99.1  Press Release issued by Mueller Industries, Inc. on April 22, 1994.

(b) During the quarter ended March 26, 1994, the Registrant filed no Current Reports on Form 8-K.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.





SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 22, 1994.

                              MUELLER INDUSTRIES, INC.


                                /S/ EARL W. BUNKERS
                                Earl W. Bunkers, Executive Vice
                                President and Chief Financial Officer


                                /S/ KENT A. MCKEE
                                Kent A. McKee
                                Treasurer and Assistant Secretary


                                /S/ ROY C. HARRIS
                                Roy C. Harris
                                Corporate Controller