Form 10-Q
period 1994-06-25
MUELLER INDUSTRIES INC
filed 1994-07-22
CIK 89439

                                      1994


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 25, 1994      Commissions file number 1-569


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

The number of shares of the Registrant's common stock outstanding as of July 18, 1994 was 8,676,318.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes  /X/    No  / /

                            MUELLER INDUSTRIES, INC.

                                   FORM 10-Q

                      For the Period Ended June 25, 1994

                                     INDEX



Part I. Financial Information                                      Page

   Item 1.  Financial Statements (Unaudited)

            a.)  Consolidated Statements of Income
                 for the six-months and quarters ended
                 June 25, 1994 and June 26, 1993                      3

            b.)  Consolidated Balance Sheets
                 as of June 25, 1994 and December 25, 1993            4

            c.)  Consolidated Statements of Cash Flows
                 for the six-months ended June 25, 1994
                 and June 26, 1993                                    6

            d.)  Notes to Consolidated Financial Statements           7


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       9

Part II. Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders      11

   Item 6.  Exhibits and Reports on Form 8-K                         12

Signatures                                                           13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share data)
                               For the Quarter Ended  For the Six-months Ended
                                  June 25,  June 26,       June 25, June 26,
                                    1994     1993            1994     1993
Net sales                         $136,576  $127,321       $257,388  $258,358

Cost of goods sold                 110,040   103,423        207,513   211,679
Depreciation, depletion, and
   amortization                      3,175     3,342          5,875     6,217
Selling, general, and
   administrative expense           11,226    10,576         21,914    22,634
                                   -------   -------        -------   -------
   Operating income                 12,135     9,980         22,086    17,828

Interest expense                    (1,618)   (1,450)        (3,312)   (2,945)
Environmental reserves                   -         -           (412)        -
Unusual items                       (1,141)     (637)        (1,406)     (637)
Other income, net                    2,164       816          3,543     1,448
                                   -------   -------        -------   -------
Income before income taxes          11,540     8,709         20,499    15,694

Current income tax expense          (1,930)     (897)        (2,724)   (1,748)
Deferred income tax expense         (2,310)   (2,500)        (4,838)   (4,421)
                                   -------   -------        -------   -------
   Total income tax expense         (4,240)   (3,397)        (7,562)   (6,169)
                                   -------   -------        -------   -------

Net income                        $  7,300  $  5,312       $ 12,937  $  9,525
                                   =======   =======        =======   =======

Net income per share:

   Primary:
      Average shares outstanding    10,176    10,443         10,302    10,402
      Net income                  $    .72  $    .51       $   1.26  $    .92
                                   =======   =======        =======   =======

   Fully diluted:
      Average shares outstanding    10,176    10,485         10,302    10,483
      Net income                  $    .72  $    .51       $   1.26  $    .91
                                   =======   =======        =======   =======






See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                          June 25, 1994     December 25, 1993
Assets

Current assets:
   Cash and cash equivalents             $   58,646              $   77,336

   Accounts receivable, less allowance
     for doubtful accounts of $3,606 in
     1994 and $3,495 in 1993                 68,358                  59,197

   Inventories:
     Raw materials and supplies              13,184                   5,704
     Work-in-process                         15,275                  16,501
     Finished goods                          31,142                  30,913
                                            -------                 -------
   Total inventories                         59,601                  53,118

   Current deferred income taxes              2,007                   3,242
   Other current assets                       4,225                   1,518
                                            -------                 -------
     Total current assets                   192,837                 194,411

Property, plant and equipment, net          158,643                 154,403
Deferred income taxes                         9,016                  12,751
Other assets                                 23,166                   8,178
                                            -------                 -------
                                         $  383,662              $  369,743
                                            =======                 =======





















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                         June 25, 1994      December 25, 1993
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $   12,069              $    8,391
   Accounts payable                          24,965                  15,637
   Accrued wages and other employee costs    14,066                  11,787
   Restructuring reserves                     4,681                   5,305
   Current deferred income taxes                441                     446
   Other current liabilities                 11,702                   9,340
                                            -------                 -------
     Total current liabilities               67,924                  50,906

Long-term debt                               66,355                  54,320
Pension and post retirement liabilities      18,746                  18,834
Deferred income taxes                         3,678                   3,810
Other noncurrent liabilities                 18,324                  19,759
                                            -------                 -------
     Total liabilities                      175,027                 147,629

Stockholders' equity:
   Preferred stock-shares authorized
     5,000,000; none outstanding                  -                       -
   Common stock - $.01 par value; shares
     authorized 20,000,000; issued and
     outstanding 10,000,000                     100                     100
   Paid-in capital, common                  236,255                 236,406
   Retained earnings (accumulated deficit)
     Since January 1, 1991                    6,998                  (5,939)
   Cumulative translation adjustment         (2,611)                 (1,944)
   Treasury common stock at cost,
     1,323,682 shares in 1994 and 416,807
     shares in 1993                         (32,107)                 (6,509)
                                            -------                 -------
   Total stockholders' equity               208,635                 222,114

Commitments and contingencies (Note 4)            -                       -
                                            -------                 -------
                                         $  383,662              $  369,743
                                            =======                 =======









See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                                   For the Six-months Ended
                                                June 25, 1994   June 26, 1993
Cash flows from operating activities
   Net income                                   $  12,937       $   9,525
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for unusual items                    1,406               -
     Depreciation, depletion and
       amortization of intangibles                  5,462           5,593
     Amortization of deferred preparation costs       413             624
     Provision for doubtful accounts receivable       114               -
     Deferred income taxes                          4,838           4,421
     Gain on disposal of properties                (1,893)           (313)
     Changes in assets and liabilities:
       Receivables                                 (9,275)         (4,750)
       Inventories                                 (6,483)          9,195
       Other assets                                (1,798)            935
       Current liabilities                         12,203          (7,667)
       Other liabilities                           (1,787)            554
       Other, net                                    (405)            494
                                                  -------         -------
Net cash provided by operating activities          15,732          18,611
                                                  -------         -------
Cash flows from investing activities
   Capital expenditures                           (10,895)         (5,795)
   Proceeds from sales of properties                2,884           1,180
   Escrowed IRB proceeds included
     in other assets                              (16,375)              -
                                                  -------         -------
Net cash used by investing activities             (24,386)         (4,615)
                                                  -------         -------
Cash flows from financing activities
   Repayments of long-term debt                    (4,287)         (3,411)
   Acquisition of treasury stock                  (25,897)              -
   Issuance of long-term debt                      20,000             386
   Proceeds from issuance of treasury stock           148             138
                                                  -------         -------
Net cash used by financing activities             (10,036)         (2,887)
                                                  -------         -------
Increase (decrease) in cash and cash equivalents  (18,690)         11,109
Cash and cash equivalents at the
   beginning of the period                         77,336          44,459
                                                  -------         -------
Cash and cash equivalents at the
   end of the period                            $  58,646       $  55,568
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

The accompanying unaudited interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Certain amounts in the 1993 financial statements have been reclassified to conform with current period presentation.


Note 1 - Income Taxes

As discussed more fully in Note 6 of Notes to Consolidated Financial Statements included in the Company's 1993 Annual Report, the Company has substantial Net Operating Loss Carryforwards (NOLs). Use of these NOLs is generally limited to an annual amount of $14.4 million by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as a result of the "change in ownership" that occurred on December 28, 1990. Section 382 limitations are, among other things, based upon the Company's value and certain statutory interest rates in effect at the time a "change in ownership" occurs. Based on information available to the Company, a "change of ownership" occurred in June, 1994. Nevertheless, the annual limitation of $14.4 million will remain available under Section 382. A future "change in ownership" could result in further limitations under certain circumstances.


Note 2 - Earnings Per Common Share

Primary earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. Fully diluted earnings per share are based upon the weighted average number of common shares outstanding plus the dilutive effects of all outstanding stock options.


Note 3 - Long-Term Debt

On December 28, 1993, the Company, through a wholly owned subsidiary, issued $20.0 million of 6.95% taxable Industrial Development Revenue Bonds due December 15, 2000 (the 1993 Series IRBs). The 1993 Series IRBs are due in quarterly installments of $0.7 million plus interest beginning March 15, 1994 through December 15, 2000. Proceeds of the 1993 Series IRBs will be used to fund a modernization project at the Company's Fulton, Mississippi facility.

On June 28, 1994, subsequent to the end of the second fiscal quarter, the Company entered into agreement with a syndicate of six banks to provide for
(i) an unsecured line-of-credit facility (Credit Facility) and (ii) the issuance of unsecured taxable Industrial Revenue Bonds (the 1994 Series IRBs).

The Credit Facility provides availability of up to $30 million which expires on June 30, 1996, but each year may be extended for up to 12 months. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) prime rate less 1/2 of one percent, (ii) LIBOR plus .8%, (iii) certificate of deposit rate plus 1.35%, or (iv) Federal Funds Rate plus 1.8%. An annual commitment fee of 1/4 of one percent per annum on the unused portion of the Credit Facility is payable quarterly. Currently, the Company has no outstanding borrowings under the Credit Facility. Availability of funds under the Credit Facility is reduced by the amount of certain outstanding letters of credit, which currently total approximately $2.9 million.

On June 28, 1994, the Company, through a wholly owned subsidiary, issued an aggregate of $18.0 million of the 1994 Series IRBs which bear interest at 8.825%. The 1994 Series IRBs are due in quarterly installments of $0.6 million plus interest beginning September, 1994 through June, 2001. Proceeds of the 1994 Series IRBs will be used to fund a new high volume copper fittings plant that will be located adjacent to the Company's existing copper tube mill in Fulton, Mississippi.

Borrowings under the above agreements require the Company, among other things, to maintain certain minimum levels of net worth and meet certain minimum financial ratios. The Company is in compliance with all covenants.


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

Purchase Commitments

The Company has committed to capital expenditures of approximately $20.0 million, for a major project to modernize the copper tube mill in Fulton, Mississippi. In February, 1994, the Company's Board of Directors (the Board) approved a $15.0 million modernization project for the brass rod mill in Port Huron, Michigan. Additionally, in May, 1994, the Board approved a $18.0 million investment to construct a high-volume copper fittings plant in Fulton, Mississippi. These approved major projects should become operational in the latter half of 1995. No other material purchase commitments for capital projects exist.

Canco Litigation Settlement

On March 25, 1994, the Company's Canco Oil & Gas Ltd. (Canco) subsidiary settled all litigation against the Government of Saskatchewan and Scurry Rainbow Oil Limited in which Canco asserted, among other things, that its royalty interests continued against mineral titles transferred to the government as well as other expropriated properties. The Company recognized a gain of approximately $0.6 million as a result of the settlement.


Note 5 - Stockholders' Equity

On June 3, 1994, the Company purchased 924,875 shares of its common stock, for an aggregate purchase price of approximately $25.9 million, from the Quantum Fund N.V. These shares were placed in treasury and may be used for general Corporate purposes, such as requirements for future exercises of options under various option plans.

At the Company's Annual Meeting of Stockholders on May 12, 1994, the stockholders approved the adoption of two stock option plans, the 1994 Stock Option Plan and the 1994 Non-Employee Director Stock Option Plan. Under the 1994 Stock Option Plan, the Company may issue a maximum of 200,000 shares of common stock; under the 1994 Non-Employee Director Stock Option Plan, the Company may issue a maximum of 25,000 shares of common stock.


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

Profitability of certain of the Company's product lines is dependent upon the "spreads" between the cost of metal and the gross selling prices of its products. The open market price for grade A copper cathode, for example, directly influences the selling price for copper tubing, a principal product manufactured by the Company. The Company attempts to minimize the effects of changes in copper prices by passing through to its customers base metal costs. The market price of copper does, however, effect the carrying value (FIFO basis) of the Company's copper inventories and, to a lesser extent, brass inventories. These inventories customarily total between 30 to 35 million pounds. "Spreads" fluctuate based upon competitive market conditions.

The Company also owns various natural resource properties in the Western United States and Canada. It operates a short line railroad in Utah and a placer gold mining company in Alaska. Additionally, certain other natural resource properties produce royalty income or are available for sale.

Results of Operations

Net income was $7.3 million, or 72 cents per common share, for the second quarter of 1994, which compares with net income of $5.3 million, or 51 cents per common share, for the same period of 1993. Year-to-date, net income was $12.9 million, or $1.26 per common share, which compares to net income of $9.5 million, or 92 cents per common share, for 1993.

During the second quarter of 1994 the Company's net sales were $136.6 million, which compares to net sales of $127.3 million, or a 7.3 percent increase over the same period of 1993. Net sales were $257.4 million in the first half of 1994, which compares to net sales of $258.4 million in the same period of 1993. The change in net sales was primarily attributable to: (i) volume increases of 5.8 percent in the second quarter and 4.5 percent in the first half; and (ii) pricing increases due to higher average raw material costs (price of copper) in 1994 which, generally, are passed through to customers in certain product lines. The Company's core manufacturing businesses shipped
97.0 million pounds of product in the second quarter of 1994 which compares to
91.7 million pounds in the same quarter of 1993; year-to-date, volumes were
189.0 million pounds in 1994 and 180.9 million pounds in 1993. Second quarter operating income increased primarily due to: (i) productivity improvements at its manufacturing plants; (ii) selective price increases in fittings; and
(iii) cost reductions in the areas of selling, general and administrative expenses.

The Company uses the first-in, first-out (FIFO) method of accounting for its inventories. Under this method, the inventory items acquired first are assumed to be sold first, thereby matching earliest costs with current selling prices. In two of the principal product line markets in which the Company competes, selling prices are influenced by the current price of metal (primarily copper as well as base metals used in the formation of brass alloys). Therefore, when metal prices change on the open market, the Company adjusts its selling prices, to the extent competitive pressures allow, to reflect such changes. Nonetheless, financial reporting, under the FIFO method, matches historical inventory costs with current selling prices, rather than current replacement costs with current selling prices. While the impact of metal price volatility is moderated by rapid inventory turns, upward and downward trends of longer duration may impact operating income under the FIFO method.

Interest expense increased approximately $0.2 million for the quarter and $0.4 million year-to-date due to the 1993 Series IRBs issued early in the first quarter of 1994 for the purpose of financing a capital improvement program at the copper tube mill. Year-to-date, other non-operating items included (i) a gain of $.6 million related to the settlement of litigation as discussed in
Note 4, (ii) a provision for environmental reserves of $.4 million related to a site in which Mueller Brass Co., a subsidiary of the Company, was notified it was a potentially responsible party, (iii) a provision to further reduce the carrying cost of a note receivable from Sharon Specialty Steel Company, Inc., and (iv) gains of $2.0 million related to sales of natural resource properties. Additionally, the Company recorded an unusual item of $1.1 million for outstanding insurance matters primarily related to estimated workers compensation claims for years prior to 1993.

Liquidity and Capital Resources

Cash provided by operating activities in the first half of 1994 totaled $15.7 million which is primarily attributable to net income, depreciation, and deferred income taxes, offset by increases in receivables and inventories.

During the first-half of 1994, the Company's capital expenditures totaled $10.9 million which was provided for by cash from operations, except that portion related to the copper tube mill project which was funded by IRB financing as discussed in Note 3.

During the first-half, the Company issued the 1993 Series IRBs as described in
Note 3. The 1994 Series IRBs were issued subsequent to June 25, 1994. At June 25, 1994, the Company's total debt was $78.4 million or 27 percent of its capitalization. On a pro forma basis including the 1994 Series IRBs, total debt would be $96.4 million, or 32 percent of its capitalization.

The Company's financing obligations contain various covenants which require, among other things, the maintenance of minimum levels of tangible net worth, and certain minimum financial ratios. Additionally, certain notes issued by its wholly-owned subsidiary restrict the amount of cash that may be loaned or dividended by that subsidiary. The Company is in compliance with all debt covenants.

Management believes that cash provided by operations and currently available cash of $58.6 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio remains strong at 2.8 to 1.

As part of its ongoing strategic planning process, the Company has approved three major capital expenditure projects for the following operations: (i) Fulton, Mississippi copper tube mill; (ii) Port Huron, Michigan brass rod mill; and (iii) a high volume copper fittings plant to be located adjacent to the Company's existing copper tube mill in Fulton, Mississippi. These projects will require capital of approximately $15.0 to $20.0 million each. The primary objective of these projects is to improve efficiency and productivity as well as add some capacity.

Both of the Fulton projects were financed by IRBs which were issued during fiscal 1994. The Company is also evaluating alternatives for funding the other project including cash from operations and debt financing.

During the first-half, the Company purchased treasury stock for an aggregate purchase price of $25.9 million. The purchase was funded with existing cash balances and should not impair the Company's ability to finance operational requirements.


Part II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

On May 12, 1994, the Company held its Annual Meeting of Stockholders at which four proposals were voted upon: (i) Election of Directors; (ii) Adoption of 1994 Stock Option Plan; (iii) Adoption of 1994 Non-Employee Director Stock Option Plan; and (iv) the Appointment of Auditors.

The following persons were duly elected to serve, subject to the Company's Bylaws, as directors of the Company until the next Annual Meeting, or until election and qualification of their successors:


                             Votes in Favor            Votes Withheld

    Rodman L. Drake              7,799,300                 156,932
    Gary S. Gladstein            7,804,155                 155,409
    Harvey L. Karp               7,804,313                 151,919
    Allan Mactier                7,801,978                 154,254
    William D. O'Hagan           7,804,379                 151,853
    Robert J. Pasquarelli        7,800,823                 155,409
    Paul Soros                   7,639,240                 316,992

The proposal to approve the adoption of the Company's 1994 Stock Option Plan was approved by 6,205,145 votes in favor, 1,979,155 votes against and 328,354 votes abstaining. The proposal to approve the adoption of the 1994 Non-Employee Director Stock Option Plan was approved by 7,847,994 votes in favor, 326,107 votes against and 338,553 votes abstaining. The appointment of Ernst & Young as the Company's Auditors was ratified by 8,487,351 votes in favor, 10,929 votes against and 14,374 votes abstaining.

    There were no broker non-votes pertaining to these proposals.

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended June 25, 1994. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

99.1   Press Release issued by Mueller Industries, Inc. on July 18, 1994.


(b) During the quarter ended June 25, 1994, the Registrant filed no Current Reports on Form 8-K.


Items 1, 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 22, 1994.


                       MUELLER INDUSTRIES, INC.


                         /S/ EARL W. BUNKERS
                         Earl W. Bunkers, Executive Vice President,
                         and Chief Financial Officer


                         /S/ ROY C. HARRIS
                         Roy C. Harris
                         Corporate Controller


                         /S/ KENT A. MCKEE
                         Kent A. McKee
                         Treasurer and Assistant Secretary