Form 10-Q
period 1994-09-24
MUELLER INDUSTRIES INC
filed 1994-10-14
CIK 89439

                                      1994


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 24, 1994  Commissions file number 1-569


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

The number of shares of the Registrant's common stock outstanding as of October 10, 1994 was 8,697,530.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes  /X/    No  / /

                            MUELLER INDUSTRIES, INC.

                                   FORM 10-Q

                      For the Period Ended September 24, 1994

                                     INDEX



Part I. Financial Information                                      Page

   Item 1.  Financial Statements (Unaudited)

            a.)  Consolidated Statements of Income
                 for the nine-months and quarters ended
                 September 24, 1994 and September 25, 1993            3

            b.)  Consolidated Balance Sheets
                 as of September 24, 1994 and December 25, 1993       4

            c.)  Consolidated Statements of Cash Flows
                 for the nine-months ended September 24, 1994
                 and September 25, 1993                               6

            d.)  Notes to Consolidated Financial Statements           7


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       11

Part II. Other Information

   Item 5.  Other information                                         13

   Item 6.  Exhibits and Reports on Form 8-K                          14

Signatures                                                            15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share data)
                              For the Quarter Ended  For the Nine-months Ended
                                  Sep. 24,  Sep. 25,       Sep. 24,   Sep. 25,
                                    1994      1993           1994       1993
Net sales                         $137,975  $122,106       $395,363  $380,464

Cost of goods sold                 113,253    96,329        325,483   308,008
Depreciation, depletion, and
   amortization                      3,227     4,846          9,102    11,063
Selling, general, and
   administrative expense           10,497    11,427         32,411    34,061
                                   -------   -------        -------   -------
   Operating income                 10,998     9,504         28,367    27,332

Interest expense                    (1,988)   (1,434)        (5,300)   (4,379)
Environmental reserves                   -         -           (412)        -
Unusual items                            -         -         (1,406)     (637)
Other income, net                    3,023       940          6,566     2,388
                                   -------   -------        -------   -------
Income before income taxes          12,033     9,010         27,815    24,704

Current income tax expense          (3,221)     (825)        (5,342)   (2,573)
Deferred income tax expense           (294)   (2,550)        (3,995)   (6,971)
                                   -------   -------        -------   -------
   Total income tax expense         (3,515)   (3,375)        (9,337)   (9,544)
                                   -------   -------        -------   -------

Net income                        $  8,518  $  5,635       $ 18,478  $ 15,160
                                   =======   =======        =======   =======

Net income per share:

   Primary:
      Average shares outstanding     9,499    10,473         10,036    10,437
      Net income                  $    .90  $    .54       $   1.84  $   1.45
                                   =======   =======        =======   =======

   Fully diluted:
      Average shares outstanding     9,515    10,490         10,039    10,493
      Net income                  $    .90  $    .54       $   1.84  $   1.44
                                   =======   =======        =======   =======






See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                       Sep. 24, 1994           Dec. 25, 1993
Assets

Current assets:
   Cash and cash equivalents             $   39,832              $   77,336
   Accounts receivable, less allowance
     for doubtful accounts of $3,594 in
     1994 and $3,495 in 1993                 69,303                  59,197
   Inventories                               64,656                  53,118
   Current deferred income taxes              2,007                   3,242
   Other current assets                       2,706                   1,518
                                            -------                 -------
     Total current assets                   178,504                 194,411

Property, plant and equipment, net          173,869                 154,403
Deferred income taxes                        27,778                  12,751
Other assets                                 48,233                   8,178
                                            -------                 -------
                                         $  428,384              $  369,743
                                            =======                 =======





























See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                        Sep. 24, 1994           Dec. 25, 1993
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $   17,817              $    8,391
   Accounts payable                          22,025                  15,637
   Accrued wages and other employee costs    13,277                  11,787
   Restructuring reserves                     4,250                   5,305
   Current deferred income taxes                446                     446
   Other current liabilities                 13,766                   9,340
                                            -------                 -------
     Total current liabilities               71,581                  50,906

Long-term debt                               83,657                  54,320
Pension and post retirement liabilities      18,267                  18,834
Deferred income taxes                         3,678                   3,810
Other noncurrent liabilities                 17,928                  19,759
                                            -------                 -------
     Total liabilities                      195,111                 147,629

Stockholders' equity:
   Preferred stock-shares authorized
     5,000,000; none outstanding                  -                       -
   Common stock - $.01 par value; shares
     authorized 20,000,000; issued and
     outstanding 10,000,000                     100                     100
   Paid-in capital, common                  254,275                 236,406
   Retained earnings (accumulated deficit)
     Since January 1, 1991                   12,539                  (5,939)
   Cumulative translation adjustment         (2,048)                 (1,944)
   Treasury common stock at cost,
     1,302,470 shares in 1994 and 416,807
     shares in 1993                         (31,593)                 (6,509)
                                            -------                 -------
   Total stockholders' equity               233,273                 222,114

Commitments and contingencies (Note 5)            -                       -
                                            -------                 -------
                                         $  428,384              $  369,743
                                            =======                 =======









See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                                 For the Nine-months Ended
                                               Sep. 24, 1994   Sep. 25, 1993
Cash flows from operating activities
   Net income                                   $  18,478       $  15,160
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for unusual items                    1,406               -
     Depreciation, depletion and
       amortization of intangibles                  8,509           8,344
     Amortization of deferred preparation costs       593           2,719
     Provision for doubtful accounts receivable       146               -
     Deferred income taxes                          3,995           6,971
     Gain on disposal of properties                (2,804)           (246)
     Changes in assets and liabilities:
       Receivables                                (10,252)         (1,942)
       Inventories                                (11,538)         10,071
       Other assets                                (1,344)          2,323
       Current liabilities                         10,107         (10,921)
       Other liabilities                           (2,662)           (776)
       Other, net                                     291              69
                                                  -------         -------
Net cash provided by operating activities          14,925          31,772
                                                  -------         -------
Cash flows from investing activities
   Capital expenditures                           (30,161)         (7,595)
   Business acquired (temporarily included
     in other assets)                             (12,964)              -
   Proceeds from sales of properties                4,759           2,021
   Escrowed IRB proceeds included
     in other assets                              (27,695)              -
                                                  -------         -------
Net cash used by investing activities             (66,061)         (5,574)
                                                  -------         -------
Cash flows from financing activities
   Repayments of long-term debt                    (6,581)         (4,585)
   Acquisition of treasury stock                  (25,897)              -
   Issuance of long-term debt                      45,344             386
   Proceeds from issuance of treasury stock           766             494
                                                  -------         -------
Net cash provided (used) by financing activities   13,632          (3,705)
                                                  -------         -------
Increase (decrease) in cash and cash equivalents  (37,504)         22,493
Cash and cash equivalents at the
   beginning of the period                         77,336          44,459
                                                  -------         -------
Cash and cash equivalents at the
   end of the period                            $  39,832       $  66,952
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


Note 1 - Accounting Change - Inventory Method

Inventories are valued at the lower-of-cost-or-market on a last-in, first-out
(LIFO) basis in 1994 and a first-in, first-out (FIFO) basis in 1993 as follows:


                                     September 24, 1994     December 25, 1993

      Raw materials and supplies     $     16,680           $     5,704
      Work-in-progress                     14,455                16,501
      Finished goods                       33,521                30,913
                                          -------               -------
            Total                    $     64,656           $    53,118
                                          =======               =======

During the third quarter of 1994, the Company changed its method of valuing the material component of its copper tube and fittings inventories from the FIFO method to the LIFO method. This change in accounting principle was applied retroactively to the beginning of fiscal 1994. Management believes the LIFO method results in a better matching of current costs with current revenues. Additionally, the LIFO method is widely used within the copper tube and fittings industry. This change reduced net income for the three and nine months ended September 24, 1994 by $3.4 million (or 36 cents per share), and $6.4 million (or 64 cents per share), respectively.

The effect of the change on the first and second quarters of 1994 follows:


                                     First Quarter          Second Quarter

Gross profit (1) as
   previously reported               $     23,339           $     26,536
Adjustment for adoption of LIFO            (2,312)                (2,405)
                                          -------                -------
     Gross profit restated           $     21,027           $     24,131
                                          =======                =======

Net income as previously reported    $      5,637           $      7,300
Adjustment for adoption of LIFO            (1,455)                (1,522)
                                          -------                -------
     Net income restated             $      4,182           $      5,778
                                          =======                =======

Net income per share as
   previously reported               $       0.54           $       0.72
Adjustment for adoption of LIFO              (.14)                  (.15)
                                          -------                -------
     Net income per share restated   $        .40           $        .57
                                          =======                =======

(1) Gross profit is net sales less cost of goods sold, which excludes depreciation, depletion, and amortization.

The cumulative effect of this accounting change and the pro forma effects on prior years' earnings have not been included because such effects are not reasonably determinable.

At September 24, 1994, $21.8 million of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $31.4 million at September 24, 1994.


Note 2 - Income Taxes

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

The Internal Revenue Service (IRS) audit for 1992 and prior years was concluded in the third quarter of 1994 and resulted in no material changes. Following the conclusion of that audit, in September of 1994, the Company entered into a Closing Agreement with the IRS. This agreement is a definitive determination on certain tax attributes, including NOLs. Following execution of this agreement, the Company revised its estimates with respect to financial statement recognition of these tax attributes. In the third quarter, the Company recognized $51.2 million of these tax attributes, which resulted in a tax effected direct addition to paid-in capital of $17.9 million. As additional NOLs are utilized, the Company expects to recognize additional tax attributes over the next several years. The tax effect of future recognition of the remaining approximately $47.8 million of tax attributes will reduce the deferred income tax provision in the periods recognized.


Note 3 - Earnings Per Common Share

Primary earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. Fully diluted earnings per share are based upon the weighted average number of common shares outstanding plus the dilutive effects of all outstanding stock options.


Note 4 - Long-Term Debt

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

On June 28, 1994, the Company entered into agreement with a syndicate of six banks to provide for (i) an unsecured line-of-credit facility (Credit Facility) and (ii) the issuance of unsecured taxable Industrial Revenue Bonds (the 1994 Series IRBs).

The Credit Facility provides availability of up to $30 million which expires on June 30, 1996, but each year may be extended for up to 12 months. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) prime rate less 1/2 of one percent, (ii) LIBOR plus .8%, (iii) certificate of deposit rate plus 1.35%, or (iv) Federal Funds Rate plus 1.8%. An annual commitment fee of 1/4 of one percent per annum on the unused portion of the Credit Facility is payable quarterly. Currently, the Company has no outstanding borrowings under the Credit Facility. Availability of funds under the Credit Facility is reduced by the amount of certain outstanding letters of credit, which currently total approximately $3.5 million.

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


Note 5 - Commitments and Contingencies

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

Purchase Commitments

For three major projects, the Company has committed approximately $55.0 million for capital expenditures to (i) modernize the copper tube mill in Fulton, Mississippi, (ii) modernize the brass rod mill in Port Huron, Michigan, and (iii) construct a high volume copper fittings plant in Fulton, Mississippi. These approved major projects should become operational in the latter half of 1995.

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

Note 6 - Stockholders' Equity

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

Profitability of certain of the Company's product lines is dependent upon the "spreads" between the cost of metal and the gross selling prices of its products. The open market price for grade A copper cathode, for example, directly influences the selling price for copper tubing, a principal product manufactured by the Company. The Company attempts to minimize the effects of changes in copper prices by passing through to its customers base metal costs. In the third quarter of 1994, the Company adopted the LIFO method of accounting for the copper component of its copper tube and fittings inventories retroactive to the beginning of fiscal 1994. Management believes the LIFO method results in a better matching of current costs with current revenues. The market price of copper does, however, indirectly effect the carrying value (FIFO basis) of the Company's brass inventories. The Company's copper and brass inventories customarily total between 30 to 35 million pounds. "Spreads" fluctuate based upon competitive market conditions.

The Company also owns various natural resource properties in the Western United States and Canada. It operates a short line railroad in Utah and a placer gold mining company in Alaska. Additionally, certain other natural resource properties produce royalty income or are available for sale.


Results of Operations

Net income was $8.5 million, or 90 cents per common share, for the third quarter of 1994, which compares with net income of $5.6 million, or 54 cents per common share, for the same period of 1993. Year-to-date, net income was $18.5 million, or $1.84 per common share, which compares to net income of $15.2 million, or $1.45 per common share, for 1993.

During the third quarter of 1994 the Company's net sales were $138.0 million, which compares to net sales of $122.1 million, or a 13 percent increase over the same period of 1993. Net sales were $395.4 million in the first nine-months of 1994, which compares to net sales of $380.5 million in the same period of 1993. The change in net sales was primarily attributable to: (i) volume increases of eight percent in the third quarter and six percent in the first nine-months; and (ii) pricing increases due to higher average raw material costs (price of copper) in 1994 which, generally, are passed through to customers in certain product lines. The Company's core manufacturing businesses shipped 92.3 million pounds of product in the third quarter of 1994 which compares to 85.2 million pounds in the same quarter of 1993; year-to-date, volumes were 281.3 million pounds in 1994 and 266.1 million pounds in 1993. Third quarter operating income increased primarily due to: (i) productivity improvements at its manufacturing plants; (ii) selective price increases in fittings; (iii) cost reductions in the areas of selling, general and administrative expenses; and (iv) offset by lower margins on copper tube.

With the adoption of the LIFO method, Management believes the Company's operating results will better reflect operating performance by removing inventory gains and losses that result from wide fluctuations in copper prices. Nevertheless, comparisons of operating results to pre-LIFO periods must be analyzed carefully as the pro forma effects on those prior periods are not reasonably determinable. Had the Company not adopted LIFO effective at the beginning of fiscal 1994, operating income would have been $15.9 million in the third quarter of 1994 and $38.0 million for the first nine months.

Prior to 1994, the Company used the first-in, first-out (FIFO) method of accounting for the copper component of its inventories. Under this method, the inventory items acquired first are assumed to be sold first, thereby matching earliest costs with current selling prices. In two of the principal product line markets in which the Company competes, selling prices are influenced by the current price of metal (primarily copper as well as base metals used in the formation of brass alloys). Therefore, when metal prices change on the open market, the Company adjusts its selling prices, to the extent competitive pressures allow, to reflect such changes. Nonetheless, financial reporting, under the FIFO method, matches historical inventory costs with current selling prices, rather than current replacement costs with current selling prices. While the impact of metal price volatility is moderated by rapid inventory turns, upward and downward trends of longer duration may impact operating income under the FIFO method.

Interest expense increased approximately $.6 million for the quarter and $.9 million year-to-date due to (i) the 1993 Series IRBs issued early in the first quarter of 1994 for the purpose of financing a capital improvement program at the copper tube mill and (ii) the 1994 Series IRBs issued in June, 1994 for the purpose of financing a new high volume copper fittings plant. Year-to-date, other non-operating items included (i) a gain of $.6 million related to the settlement of litigation as discussed in Note 5, (ii) a provision for environmental reserves of $.4 million related to a site in which Mueller Brass Co., a subsidiary of the Company, was notified it was a potentially responsible party, (iii) a provision to further reduce the carrying cost of a note receivable from Sharon Specialty Steel Company, Inc., and (iv) gains of $2.8 million primarily related to sales of natural resource properties. Additionally, the Company recorded an unusual item of $1.1 million for outstanding insurance matters primarily related to estimated workers compensation claims for years prior to 1993.

During 1994, the effective income tax rate declined to approximately 29.2 percent for the third quarter and 33.6 percent year-to-date, primarily as a result of recognizing certain tax attributes as discussed in Note 2 and favorable tax credits in certain jurisdictions related to incentive financings.


Liquidity and Capital Resources

Cash provided by operating activities in the first nine months of 1994 totaled $14.9 million which is primarily attributable to net income, depreciation, and deferred income taxes, offset by increases in receivables and inventories.

During the first nine months of 1994, the Company's capital expenditures totaled $30.2 million which was provided for by cash from operations and financings, including that portion related to the copper tube mill project and the copper fittings high volume plant which were funded by IRB financings as discussed in Note 4. Investing activities also included approximately $13.0 million for the acquisition of certain DWV plastic fittings manufacturing operations of Colonial Engineering, Inc. (Colonial).

During the first nine months, the Company issued the 1993 Series IRBs and the 1994 Series IRBs as described in Note 4. The proceeds from both IRB issues are escrowed until required for the respective projects. The escrowed funds as well as approximately $13.0 million for the acquisition of Colonial (pending final classifications based upon asset appraisals and valuations) are included in other assets. At September 24, 1994, the Company's total debt was $101.5 million or 30 percent of its capitalization.

The Company's financing obligations contain various covenants which require, among other things, the maintenance of minimum levels of tangible net worth, and certain minimum financial ratios. Additionally, certain notes issued by its wholly-owned subsidiary restrict the amount of cash that may be loaned or dividended by that subsidiary. The Company is in compliance with all debt covenants.

Management believes that cash provided by operations and currently available cash of $39.8 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio remains strong at 2.5 to 1.

As part of its ongoing strategic planning process, the Company has approved three major capital expenditure projects for the following operations: (i) Fulton, Mississippi copper tube mill; (ii) Port Huron, Michigan brass rod mill; and (iii) a high volume copper fittings plant to be located adjacent to the Company's existing copper tube mill in Fulton, Mississippi. These projects will require capital of approximately $15.0 to $20.0 million each. The primary objective of these projects is to improve efficiency and productivity as well as add some capacity. As discussed above, both of the Fulton projects were financed by IRBs which were issued during fiscal 1994.

During the first nine months, the Company purchased treasury stock for an aggregate purchase price of $25.9 million. The purchase was funded with existing cash balances and should not impair the Company's ability to finance operational requirements.


Part II. OTHER INFORMATION

Item 5.    Other Information

The following discussion updates the disclosures in Item 1, Business, in the Company's Annual Report on Form 10-K, for the year ended December 25, 1993.


Environmental Matters

Alaska Gold Company (Alaska Gold)

During the third quarter, Alaska Gold substantially completed its plan for cleanup and removal of non-hazardous contaminated soil located at its gold house property in Fairbanks, Alaska. The soil was removed and placed in the existing Fairbanks North Star Borough landfill in accordance with a plan approved by the State of Alaska Department of Environmental Conservation. Costs associated with disposal approximated $400,000.

Mining Remedial Recovery Company (MRRC)

1.   Cleveland Mill Site

During the third quarter, MRRC and Bayard Mining Company, along with an unaffiliated third party, executed a consent decree relating to the Cleveland Mill Site some five miles northeast of Silver City, New Mexico. The consent decree has yet to be executed by the governmental entities or entered by the federal district court, which is anticipated to occur by around year end.

2.   Bullfrog Site

By the end of the third quarter, MRRC had substantially completed its voluntary plan to regrade and cap the soil at the Bullfrog Site located in Grant County, New Mexico. Costs associated with capping and regrading at the site will be approximately $.9 million.

Miscellaneous

On August 26, 1993, the Environmental Protection Agency (EPA) served notice to Mueller Brass Co. (MBCo) that it was one of 70 potentially responsible parties
(PRPs) in the Stoller Chemical Company Site investigation in Jericho, South Carolina. The PRP steering committee which was formed to coordinate response activities retained a consultant to provide investigation and remediation alternatives on behalf of the PRPs. Total estimated cost of remediation at this site is $5 million, and the Company does not anticipate that MBCo's allocated share of costs will be material.

On March 7, 1994, the Company received notice from the EPA that MBCo was a PRP at the Jack's Creek/Sitkin Smelting Superfund Site in Eastern Pennsylvania. MBCo is one of seventy-five de maximus PRPs and is alleged to have contributed less than one percent of the hazardous wastes at this site. The EPA has preliminarily estimated that total cleanup and remediation costs at the site could be $43 million, including response costs. A PRP group has been formed, and MBCo is represented on the steering committee. The PRP group has retained an environmental consultant to make alternative recommendations for cleanup and remediation. It is anticipated that the EPA will issue its Record of Decision at this site within the next few months, which should result in more definitive cost estimates.

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

18.1 Letter of Preferability from Ernst & Young, dated October 12, 1994 regarding the Company's change in accounting principle.

19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended September 24, 1994. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

27.1   Financial Data Schedule

99.1   Press Release issued by Mueller Industries, Inc. on October 14, 1994.

(b) During the quarter ended September 24, 1994, the Registrant filed no Current Reports on Form 8-K.

Items 1, 2, 3 and 4 are not applicable and have been omitted.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 14, 1994.


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