Form 10-K
period 1994-12-31
MUELLER INDUSTRIES INC
filed 1995-03-17
CIK 89439

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1994       Commission file number 1-569

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

The number of shares of the Registrant's common stock outstanding as of March 7, 1995 was 8,642,732, excluding 1,357,268 treasury shares. The aggregate market value of the 7,558,943 shares of common stock held by non affiliates of the Registrant was $239,996,440 at March 7, 1995 (based on the closing price on the consolidated transaction reporting system on that date).

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  /X/   No  / /

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into this
Report: (1) Registrant's Annual Report to Shareholders for the year ended December 31, 1994 (Part I and II); Registrant's Definitive Proxy Statement for the 1995 Annual Meeting of Stockholders, scheduled to be mailed on or about March 17, 1995 (Part III).

                            MUELLER INDUSTRIES, INC.


As used in this report, the terms "Company," "Mueller" and "Registrant" mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.


                               TABLE OF CONTENTS

                                                                      Page

PART I
   Item 1.     Business                                                  3
   Item 2.     Properties                                               13
   Item 3.     Legal Proceedings                                        14
   Item 4.     Submission of Matters to a Vote of Security Holders      15


PART II
   Item 5.     Market for the Registrant's Common Stock and Related
                  Stockholder Matters                                   15
   Item 6.     Selected Financial Data                                  15
   Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   16
   Item 8.     Financial Statements and Supplementary Data              16
   Item 9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                   16


PART III
   Item 10.    Directors and Executive Officers of the Registrant       16
   Item 11.    Executive Compensation                                   16
   Item 12.    Security Ownership of Certain Beneficial Owners
                  and Management                                        16
   Item 13.    Certain Relationships and Related Transactions           16


Part IV
   Item 14.    Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                           17


Signatures                                                              21

                                     PART I

ITEM 1.      BUSINESS

Introduction

      The Company is a leading fabricator of brass, bronze, copper, plastic and aluminum products. The range of these products is broad: copper tube and fittings; brass and copper alloy rods, bars and shapes; brass and bronze forgings; aluminum and copper impact extrusions; plastic fittings and valves; and refrigeration valves, driers and flare fittings. These operations (the "Manufacturing Segment") accounted for approximately 97% of the Company's total net sales and 89% of total identifiable assets on a consolidated basis in 1994. The Company markets its products to the heating and air conditioning, refrigeration, plumbing, hardware and other industries. Mueller Brass Co. ("MBCo") and its subsidiaries operate twelve factories in five states and Canada and have distribution facilities nationwide and sales representation worldwide.

      The Company's natural resource operations are conducted through its wholly-owned subsidiary Arava Natural Resources Company, Inc. ("Arava") and the Company's 85% owned subsidiary Alaska Gold Company ("Alaska Gold"). Natural resource operations consist principally of the operation of a short line railroad and placer gold mining, and other natural resource properties.

      Information concerning net sales, operating income or loss, and identifiable assets of each segment appears under "Note 12 - Industry Segments" on page 33 in the Notes to Consolidated Financial Statements in Mueller's Annual Report to Stockholders for the year ended December 31, 1994. Such information is incorporated herein by reference.

Manufacturing Segment

      Products and Manufacturing Operations

      Mueller's standard products include a broad line of copper tube, which ranges in size from 1/8 inch to 8 inch diameter, and is sold in various straight lengths and coils. Mueller is a market leader in the air conditioning and refrigeration tube markets. Additionally, Mueller supplies a variety of water tube in straight lengths and coils used for plumbing applications in virtually every type of construction project.

      Other standard products include copper and plastic fittings and related components for the plumbing and heating industry that are used in water distribution systems, heating systems, air conditioning and refrigeration applications, and drainage, waste, and vent (DWV) systems. Additionally, valves, wrot copper and brass fittings, filter driers and other related assemblies are manufactured for commercial air conditioning and refrigeration applications such as vending machines, ice machines, walk-in coolers, and numerous refrigeration applications. The refrigeration product line also includes products for the refrigeration and air conditioning installation and service after-markets. A major portion of Mueller's products are ultimately used in the domestic residential and commercial construction markets and, to a lesser extent, in the automotive and heavy on and off-the-road vehicle markets.

      Mueller's industrial products include brass rod, nonferrous forgings and impact extrusions that are sold primarily to OEM customers in the plumbing, refrigeration, fluid power, and automotive industries, as well as other manufacturers and distributors. The Port Huron, Michigan mill extrudes brass, bronze and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter. These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, and electrical conductivity. Mueller brass and aluminum forgings are used in a wide variety of end products, including automotive components, brass fittings, industrial machinery, valve bodies, gear blanks, computer hardware, and fire fighting equipment. The Company also serves the automotive, military ordnance, aerospace and general manufacturing industries with cold-formed aluminum and copper impact extrusions. Typical applications for impacts are high-strength ordnance, high-conductivity electrical components, builders' hardware, hydraulic systems, automotive parts and other uses where toughness must be combined with varying complexities of design and finish.

      Marketing and Distribution

      Mueller's standard products are marketed primarily through its own sales and distribution organization, which maintains sales offices and distribution centers throughout the United States and in Canada. Additionally, these products are sold and marketed through a network of agents, which, when combined with the Company's sales organization, provide the Company broad geographic market representation. Industrial products are sold, primarily, direct to customers on an OEM basis. Outside of North America, the Company sells its products through various channels including exclusive distributors, agents and direct sales channels in over 65 countries, primarily in Europe, the Far East and the Middle East.

      Competition

      The businesses in which Mueller is engaged are highly competitive. The principal methods of competition for Mueller's products are service, quality and price. No material portion of Mueller's business is dependent upon a single customer or a small group of related customers. The total amount of order backlog for Mueller's products on December 31, 1994 and December 25, 1993 was not significant.

      The Company competes with various companies depending on the product line. In copper tubing, there are more than five domestic competitors including Cerro Copper Products Co., Inc., Halstead Industries, Inc., Reading Tube Corporation, and Wolverine Tube, Inc. as well as many actual and potential foreign competitors. Additionally, it competes with a large number of manufacturers of substitute products made from plastic, iron and steel. In the copper fittings market, competitors include Elkhart Products, a division of Amcast Industrial Corporation, and NIBCO, Inc. The plastic fittings competitors include more than a dozen companies. The brass rod competitors include Cerro Metal Products Company, Inc., Chase Brass Industries, Inc., Extruded Metals Inc., and others. As illustrated above, no one competitor offers the range of products as does the Company. Management believes that the Company's ability to offer such a wide ranging product line is a competitive advantage in some markets.

      Properties and Facilities

      Mueller's products are manufactured in its own plants located in Port Huron, Michigan (three plants); Fulton, Mississippi (two plants); Covington, Tennessee; Marysville, Michigan; Hartsville, Tennessee; Upper Sandusky, Ohio; and Strathroy, Ontario, Canada. Additionally in 1994, the Company acquired certain assets consisting of two DWV plastic fittings manufacturing facilities. These facilities are located in Kalamazoo, Michigan and Cerritos, California. During 1994, 1993, and 1992, the Company's Fulton copper tube mill and Port Huron rod mill operated at near capacity. The other plants operated at high levels during 1994.

      In addition, Mueller leases office and regional warehouse space for its standard products distribution network. Products are shipped from manufacturing plants to distribution centers and customer locations using a combination of Mueller's own trucking fleet and common carriers. Mueller's factory warehouses service eight regional warehouses and stocking agents' warehouses located in key marketing areas throughout the United States.

      Raw Materials and Supplies

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

      Other

      Effective January 13, 1990, Mueller acquired Mueller Plastics Holding Company, Inc. (then known as U-Brand Corporation) which, at that time, manufactured malleable iron and plastic fittings. The malleable iron fittings portion of that business was not profitable and on November 1, 1992, most of its assets were sold. The remaining iron related assets have since been sold. The iron fittings business accounted for approximately $20.0 million of the Company's net sales in 1992.

Natural Resources Segment

      Mueller, through its subsidiaries Arava and Alaska Gold, is engaged in the operation of a short line railroad and placer gold mining. It also owns interests in other natural resource properties.

      Short Line Railroad

      Utah Railway Company ("Utah Railway"), a wholly-owned subsidiary of Arava, operates over approximately 100 miles of railroad track in Utah. Utah Railway serves four major customers pursuant to long-term contracts which account for more than 75% of tonnage hauled. Utah Railway transports approximately four million tons of coal per year to an interchange point at Provo, Utah, although annual tonnage may vary significantly due to fluctuations in the demand for export coal. The coal is then transported by connecting railroads to various customers including electric utilities, cement plants, west coast export facilities and others at destinations throughout the West.

      Gold Mining

      Alaska Gold, an 85% owned subsidiary of the Company, mines placer gold in Nome, Alaska. Historically, operations have been conducted using floating, bucket-line dredges. Alaska Gold expects limited dredge operations in 1995. Alaska Gold produced 14,173 net ounces of gold in 1994, 22,440 net ounces of gold in 1993, 17,965 net ounces of gold in 1992, 19,016 net ounces of gold in 1991, and 20,771 net ounces in 1990, at a net production cost of $376 per ounce in 1994, $280 per ounce in 1993, $306 per ounce in 1992, $407 per ounce in 1991, and $415 per ounce in 1990.

      Properties consist of approximately 14,500 acres in and adjacent to Nome. In addition, Alaska Gold owns or has patented claims on approximately 10,400 acres in the Fairbanks, Alaska area, and approximately 3,000 acres in the Hogatza, Alaska area.

      During 1992-93, Alaska Gold undertook a pilot project to evaluate open pit mining in the Nome area. Under this method of mining, pay gravel is removed during the winter months when the ground is frozen. It is then processed the following summer after natural thawing has occurred. The results of the initial project were inconclusive. Consequently, Alaska Gold conducted a second test pit during the 1993-94 winter; processing of the stock piled pay gravel from this pilot project confirmed that this method of mining is viable. Therefore, the Company purchased additional equipment in 1994 to conduct full scale open-pit mining operations which started in the fourth quarter of 1994. Alaska Gold plans to move approximately 1.5 million cubic yards of dirt in 1995, about three times as much as last year. Based on the results of past exploratory drilling, Alaska Gold believes there may be various areas available on its properties to sustain open pit mining for ten years.

      Coal Properties

      In 1994, United States Fuel Company ("U.S. Fuel"), a wholly-owned subsidiary of Arava, entered into an agreement to sell the majority of its assets. The sale is expected to close in 1995 pending approval by regulatory agencies and the completion of an environmental audit by the purchaser. The sale is expected to result in a small gain. Prior to March 1993, U.S. Fuel mined steam coal by the deep-mine process at its coal properties located in Carbon and Emery Counties, Utah.

      U.S. Fuel's coal properties include approximately 12,700 acres of which approximately 10,000 acres are owned and 2,700 acres are leased. Following the proposed sale, U.S. Fuel will own approximately 1,100 acres.

      Other Natural Resources Properties

      The Company also has interests in various mineral properties located in nine states and Canada. None of these mineral properties are significant to the Company's business, and may be sold, developed, or leased in the near future. During 1992, the Company sold its copper mine and mill located in Grant County, New Mexico.

      Canco Oil & Gas Ltd. ("Canco"), a wholly-owned Canadian subsidiary, owns petroleum and natural gas rights to approximately 30,000 net acres in Saskatchewan, Canada. The Company has embarked upon a limited drilling program to determine the development potential of these properties.

      In 1992, Ruby Hill Mining Company ("Ruby Hill") entered into a four-year Exploration Agreement with Purchase Option (the "Exploration Agreement") with Homestake Mining Company of California ("Homestake") for its property near Eureka, Nevada. Homestake has a substantial exploration and drilling program underway on the property. In 1994, Homestake exercised its option to purchase the property; the total purchase price is $4 million payable over up to a six-year period depending on timing of production decisions and commencement of production. If Homestake produces a total of 500,000 ounces of gold or "gold equivalents" of other metals from this property, Ruby Hill is thereafter entitled to a three percent net smelter return royalty, after deduction for certain taxes and transportation. Arava owns 81% of the stock of Richmond-Eureka Mining Company, which owns 75% of the stock of Ruby Hill.

Labor Relations

      The Company employs approximately 2,250 employees of which approximately 925 are represented by various unions. A majority of the unionized employees are under contracts which expire in 1999.

Raw Material and Energy Availability

      Adequate supplies of raw material are available to the Company. Sufficient energy in the form of natural gas, fuel oils and electricity is available to operate the Company's production facilities. While temporary shortages of raw material and fuels may occur occasionally, they have not materially hampered the Company's operations.

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

      Mueller's provisions for compliance with federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment include $2.9 million in 1994, and $1.1 million in 1993. Management believes that the outcome of pending environmental matters will not materially affect the overall financial position of the Company. Except as discussed below, the Company does not anticipate that it will need to make material expenditures for such compliance activities during the remainder of the 1995 fiscal year, or for the next two fiscal years.

      Michigan Settlement

      On April 22, 1991, MBCo was named defendant in a private enforcement action filed in the United States District Court, Eastern District of Michigan. The suit alleged violations of the Clean Water Act related to operations at MBCo's Port Huron, Michigan facility. Pursuant to a Consent Decree, since 1992 MBCo has contributed $1.0 million towards environmental mitigation projects in Michigan and paid cash penalties of approximately $1.0 million. Beginning in 1992, MBCo has initiated steps to eliminate all potential pollution sources while undertaking a full site investigation into possible contamination at its Port Huron facility. Total costs for these activities were approximately $.3 million in 1994, $.5 million in 1993 and $.3 million in 1992. The Company believes MBCo's established reserves should be adequate to cover anticipated site investigation and remediation costs.

      Alaska Gold

      Alaska Gold requires water for its thawing and dredging operation at Nome, Alaska and must comply with federal and state laws in connection with the appropriation from and discharge into the Snake River. Such operations are under the concurrent jurisdiction of the EPA and the State of Alaska Department of Environmental Conservation ("ADEC"). Effective October 15, 1991, the State of Alaska established land reclamation standards and obligations, and created a mandatory system for posting reclamation bonds. Total cost related to reclamation activities are not expected to exceed $125,000 for 1995 and 1996.

      In 1994, Alaska Gold completed its site investigation and remediation related to past mining operations in and around the old "gold house" in Fairbanks. In 1994, Alaska Gold removed the soil to a landfill and received a "No Further Action Required" letter from the ADEC indicating that the project had been satisfactorily completed. Total cleanup costs were approximately $425,000. The property was subsequently sold. In addition, Alaska Gold is aware that the ADEC has proposed to use State funds to conduct a comprehensive Phase I environmental assessment of contamination in an industrial area in downtown Fairbanks. The Fairbanks properties referred to above are included within this industrial area. The effect, if any, of this assessment on Alaska Gold is unknown.

      Mining Remedial Recovery Company

      Pursuant to Sharon's plan of reorganization, the subsidiaries of Sharon were realigned and certain stock and assets transferred to Mining Remedial Recovery Company ("MRRC"), a wholly-owned subsidiary of Arava. MRRC was formed for the purpose of managing the remediation of certain properties and the appropriate disposition thereof including sites described below. In addition to the stock of certain subsidiaries and certain other property, MRRC was capitalized with a $7.85 million cash contribution. Pursuant to a finding of the bankruptcy court, such cash contribution together with the other assets contributed to MRRC constituted adequate capitalization of MRRC (See "Reorganization Under Chapter 11 of the Bankruptcy Code" below). MRRC has instituted efforts to recover expenditures from insurance companies and third parties that allegedly contributed to the environmental conditions requiring remediation. It appears that MRRC will be up to a few million dollars short of having sufficient funds to complete remediation at all its sites, due to cost overruns, unanticipated expenditures, and changing environmental regulations that, in some cases, have increased the costs of remediation, absent loans and advances from the Company and/or some recoveries from insurance companies, third parties or the sale of assets. MRRC cannot reasonably estimate the timing or amount of such proceeds. If any more of MRRC's sites are included on CERCLA's National Priorities List (see discussion below), MRRC's legal and, perhaps, remediation costs, would be likely to increase.

      1. Cleveland Mill Site

      On November 24, 1993, the EPA issued Special Notice letters to all known potentially responsible parties ("PRPs") regarding the Cleveland Mill Superfund Site in Grant County, New Mexico. In response to the Special Notice, MRRC, Bayard Mining Corp. ("Bayard"), a wholly-owned subsidiary of Arava, and another third party affiliated with a former owner/operator of the site, filed a good faith offer to implement the remedy set forth in the EPA's

Record of Decision ("ROD") issued in September, 1993. Total costs for remediating the site are uncertain, but were estimated by the EPA in the ROD at approximately $6.2 million in addition to the $1.2 million previously incurred by the EPA at the site. During the third quarter of 1994, MRRC and Bayard, along with said third party, executed a consent decree relating to the site. The consent decree has yet to be executed by the governmental entities or entered by the federal district court, which is anticipated to occur in 1995. MRRC, Bayard and said third party have agreed to an allocation formula at this site which will (i) require Bayard and MRRC to pay 33.33% of past response costs, and (ii) require Bayard and MRRC to pay 29.20% of future costs. The third party will pay the remaining costs. Mueller has guaranteed Bayard's and MRRC's payment obligations under this allocation agreement. The site is currently owned by MRRC and Bayard.

      2. Hanover and Bullfrog Sites

      MRRC is the current owner of 80 acres located in Grant County, New Mexico called the Hanover site. About 2.7 million cubic yards of mill tailings are concentrated in several sites on the property. No PRP Notices have been received from the United States under CERCLA, although New Mexico authorities have done a study of the Hanover site to possibly include the site within a much larger area, called the Central Mining District, to be proposed for CERCLA's National Priorities List. Costs associated with capping the tailings on site and regrading the soil are estimated at approximately $1.0 million. MRRC and the same third party involved in the Cleveland Mill site have agreed that said third party will pay for 62.50% of all costs incurred since July 8, 1994, and MRRC will pay 37.50% of such costs, except that should such costs exceed $1.0 million, MRRC will pay all costs in excess of $1.0 million to complete voluntary remediation, unless completion is prevented or hindered by a third party. Mueller will guarantee MRRC's performance under this allocation agreement. MRRC is also the current owner of 148 acres located nearby also in Grant County, New Mexico, called the Bullfrog site. During 1994, MRRC substantially completed its voluntary plan to regrade and cap the soil at the Bullfrog site. Costs associated with capping and regrading the site were approximately $0.9 million.

      3. Mammoth Mine Site

      MRRC owns title to some mines in Shasta County, California, which have been inactive since the 1920s. Since acquiring title, MRRC has continued a program begun in the late 1980s of sealing mine portals with concrete plugs in mine adits which were discharging water. While the sealing program has achieved over a 90% reduction in the metal load in discharges from these adits, historically the thresholds identified in MRRC's National Pollutant Discharge Elimination System Permit No. 81876 have not at all times been met. To date, MRRC has expended in excess of $1.75 million in implementing the sealing program, and has installed plugs at all adits that were discharging. MRRC intends to cooperate with governmental authorities in completing its bulkhead construction, rehabilitation and monitoring portions of the sealing program. In addition, the EPA and California Bureau of Water Quality have recently commissioned a study concerning the historic mine waste in the area, some of which is on MRRC property. Whether or not, following the completion of this study and its results, the regulatory agencies will require any reclamation of mine waste dumps is unknown.

      On October 14, 1994, MRRC received Notice of a Compliant filed against it in the United States District Court for the Eastern District of California. The action is a citizens suit brought under the authority of the Clean Water Act by the California Sportfishing Protection Alliance (the "Alliance"). The plaintiff's complaint alleges several instances of acid mine drainage and discharges from mine adits from property owned by MRRC in Shasta County, California. The plaintiffs allege that these activities are in violation of MRRC's National Pollutant Discharge Elimination System Permit. MRRC has filed its answer denying liability and raising various affirmative defenses. MRRC has also met with the Alliance to discuss resolving this matter outside of litigation. In January, 1995, MRRC and the Company each received a letter from counsel representing another mining company, notifying MRRC and the Company of alleged potential liability under various federal and state laws for contamination of water in Shasta County, California, caused by releases of hazardous substances from inactive mines in the form of acid mine drainage. The Company and MRRC have replied that they do not intend to contribute to abatement costs at nearby mines, although MRRC, as a mine owner, has also indicated a willingness to cooperate with all parties to achieve a broader remediation in this area.

      4. U.S.S. Lead

      U.S.S. Lead Refinery, Inc. ("Lead Refinery") is a subsidiary of MRRC. In 1991, Lead Refinery executed two partial Interim Agreed Orders (the "Orders"), to settle two administrative enforcement cases, in which the State of Indiana alleged that Lead Refinery violated (i) certain solid waste management, storage and disposal provisions under state law; and (ii) certain water discharge provisions that limit the amount of lead that may be discharged into waters adjacent to the Lead Refinery facility. Two other appeals filed by Lead Refinery challenging the State's permitting and waste management actions, which relate to the two enforcement cases, were deferred pending implementation of the Orders.

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

      In February, 1991, Lead Refinery received a request from EPA under Superfund for information on whether Lead Refinery arranged for the disposal of hazardous substances at a site located in Pedricktown, New Jersey. Lead Refinery provided information responsive to EPA's request. Lead Refinery has been informed by the former owner and operator that it intends to seek CERCLA response costs for alleged shipments of hazardous substances to the Pedricktown Superfund site. Lead Refinery has executed a tolling agreement with the former owner/operator regarding the Pedricktown site, which extends the statute of limitations, until such time as either party gives notice of termination of the agreement. There have been no communications from the former owner/operator since the execution of the tolling agreement in late 1989. In April, 1991, Lead Refinery also received a request from EPA under Superfund for information on whether Lead Refinery arranged for the disposal of hazardous substances in the vicinity of the Grand Calumet River/Indiana Harbor Ship Canal. Lead Refinery responded to that information request. In September 1991, EPA requested information under Superfund regarding the Lead Refinery site in East Chicago, Indiana. Lead Refinery also submitted a response to that request. In February, 1992, EPA advised Lead Refinery of its intent to list the property as a Superfund site. Lead Refinery filed a written response opposing such listing and, as of March 1, 1995, EPA has deferred such listing.

      In September, 1993, Lead Refinery signed a negotiated Administrative Order on Consent (the "Consent Order") with the EPA Region V pursuant to
Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"). The Consent Order, which the EPA executed in November, 1993, covers remediation activities at the site in East Chicago, Indiana. The Consent Order provides for Lead Refinery to complete certain on-site interim remedial activities and studies that extend off site. Lead Refinery has submitted certain workplans to implement the remedial activities and is awaiting approval from EPA to commence the required corrective actions. The costs for the studies and interim clean up efforts are expected to be between $2.0 million and $2.5 million, the majority of which would be required to be expended in 1995. Once these activities are completed, additional work would likely be needed to remediate any contamination not addressed by the Consent Order. Lead Refinery lacks the financial resources needed to complete the additional remediation and intends to seek financial assistance from other PRPs to permit Lead Refinery to conduct a private-party cleanup under RCRA.

      Lead Refinery has also received an administrative order from EPA to perform response actions under Superfund with respect to a site located in Granite City, Illinois. It is the position of Lead Refinery that it did not arrange for the disposal of hazardous substances at that site. In August, 1991, the U.S. Department of Justice, on behalf of the EPA, filed suit against several owners and operators of the site and numerous alleged generators of substances at the site. Lead Refinery was not named as a defendant in that lawsuit.

      By letter dated June 23, 1992, the EPA informed Lead Refinery that it is a responsible party under Superfund for the H. Brown site, located in Walker, Michigan, and invited Lead Refinery to execute a de minimus settlement agreement with the agency. By letter dated August 3, 1992, Lead Refinery declined to execute the de minimus settlement agreement.

      By letter dated September 28, 1994, EPA informed Lead Refinery that it is a PRP at the Conservation Chemical Company site located in Gary, Indiana. In November, 1994, representatives from Lead Refinery attended a meeting between the EPA and numerous PRPs to discuss the agency's demands regarding cleanup of the Conservation Chemical Company site and reimbursement of past response costs (approximately $2.8 million through March, 1993). EPA indicated that it would prepare and transmit an administrative settlement proposal to the PRPs, seeking reimbursement of past response costs and cleanup of the site. No proposal has yet been received. Lead Refinery has been invited to join a de minimus PRP committee, but has not yet done so.

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

      In November, 1992, Mueller was added as one of more than one hundred third-party defendants to a complaint filed by the Government in 1990 pursuant to CERCLA against 26 corporations alleged to have disposed of hazardous materials at a site in Pennsylvania. Mueller was not required to file an answer and was deemed automatically to have denied any liability. Based on preliminary site clean-up costs and the number of PRPs involved in this site, the Company estimates that its allocated share will be less than $100,000. Disposition of the complaint is scheduled to go forward in 1995. Mueller has joined a de minimus joint defense group which is pursuing a settlement involving the payment of a nominal amount by each member of the group.

      On August 26, 1993, the EPA served notice to MBCo that it is one of 70 PRPs in the Stoller Chemical Company Site investigation in Jericho, South Carolina. In response to the notice, MBCo filed its response to the EPA's information request in a timely manner and joined a PRP steering committee which was formed to coordinate response activities. On January 21, 1994, the EPA issued a Unilateral Administrative Order pursuant to Section 106(a) of CERCLA setting forth scheduled response activities to be undertaken by the PRPs. Preliminary total estimated costs of remediation at this site are $5 million and the Company does not anticipate that MBCo's allocated share of costs will be material.

      On March 7, 1994, the Company received notice from the EPA that MBCo was a PRP at the Jack's Creek/Sitkin Smelting Superfund Site in Eastern Pennsylvania. The site is a former smelting facility which received materials from MBCo in the 1970s. MBCo is one of seventy-five de maximus PRPs and is alleged to have contributed less than 1 percent of the hazardous wastes at this site. Approximately 470 de minimus PRPs are also included in the investigation. The EPA has advised that its estimated cleanup costs would be approximately $40 million. Additionally, the EPA has already incurred response costs of $5.0 million. Based upon MBCo.'s estimated allocation ranking, its share of costs would be approximately $400,000.

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

Other Business Factors

      The Registrant's business is not materially dependent on patents, trademarks, licenses, franchises or concessions held. In addition, expenditures for company-sponsored research and development activities were not material during 1994, 1993, or 1992. No material portion of the Registrant's business involves governmental contracts.

Reorganization Under Chapter 11 of the Bankruptcy Code

      Reference is made to "Reorganization Under Chapter 11 of the Bankruptcy Code" in Item 3 of this Report, which is incorporated herein by reference, for a description of Sharon's voluntary petition for relief filed under Chapter 11 of the Bankruptcy Code on April 17, 1987.

ITEM 2.      PROPERTIES

      Information pertaining to the Registrant's major operating facilities is included below (some additional information is also included under "Business" in Item 1, which is incorporated herein by reference). Except as noted, the Registrant owns all of its principal properties. The Registrant's plants are in satisfactory condition and are suitable for the purpose for which they were designed and are now being used.

Location            Property Size                      Description

Port Huron, MI      260,000 sq. ft. (1)     Brass rod mill.  Facility includes
                     23.19 acres            casting, extruding, and finishing
                                            equipment to produce brass rods
                                            and bars, in various shapes and
                                            sizes.

Port Huron, MI       46,500 sq. ft.         Forgings plant.  Produces brass
                                            and aluminum forgings.

Marysville, MI       62,500 sq. ft.         Aluminum and Copper Impacts plant.
                      6.72 acres            Produces made to order parts using
                                            cold impact processes.

Port Huron, MI       13,500 sq. ft.         Formed tube plant.
                      5.11 acres            Produces copper fittings using
                                            cold heading equipment.

Fulton, MS          405,500 sq. ft. (1)     Copper tube mill.
                     60.70 acres            Facility includes casting,
                                            extruding and finishing equipment
                                            to produce copper tubing,
                                            including tube feed stock for the
                                            Company's copper fittings plants.

Fulton, MS           70,500 sq. ft. (1) (2) Copper fittings plant.  High-
                                            volume facility is being
                                            constructed to produce copper
                                            fittings using tube feed stock
                                            from the Company's copper tube
                                            mill beginning in 1995.

Covington, TN       159,500 sq. ft.         Copper fittings plant.
                     40.88 acres            Facility produces copper fittings
                                            using tube feed stock from the
                                            Company's copper tube mill.

Strathroy, Ontario
Canada               54,000 sq. ft.         Copper fittings plant.
                      4.67 acres            Facility produces copper fittings
                                            for the Canadian domestic markets
                                            and for export to European
                                            markets.

Upper Sandusky, OH   82,000 sq. ft.         Plastic fittings plant.
                      7.52 acres            Produces DWV fittings using
                                            injection molding equipment.

Kalamazoo, MI       130,000 sq. ft. (2)     Plastic fittings plant.  Produces
                                            DWV fittings using injection
                                            molding equipment.

Cerritos, CA        115,000 sq. ft. (2)     Plastic fittings plant.  Produces
                                            DWV fittings using injection
                                            molding equipment.

Hartsville, TN       78,000 sq. ft.         Refrigeration Products plant.
                      4.51 acres            Produces products used in
                                            refrigeration applications such as
                                            ball valves, line valves,
                                            compressor valves, and filter
                                            driers.

In addition, the Company owns and/or leases other properties used as distribution centers and corporate offices.

(1) Includes facility expansion to be complete and operational in latter half of 1995.
(2) Facility is leased under long-term lease agreement, with option to purchase.

ITEM 3.      LEGAL PROCEEDINGS

      Canco Litigation

      In 1989, Canco instituted litigation in Saskatchewan contending that Canco's royalty interests continued against mineral titles transferred to the Government of Saskatchewan (the "Government") and Scurry Rainbow Oil Limited ("Scurry") or, alternatively, that Scurry had breached its contractual obligations to Canco. In 1991, Canco instituted another lawsuit against the Government. In 1994, these lawsuits were settled. As part of this settlement, Canco sold its oil and gas royalty interests. The Company recognized a gain of approximately $.6 million as a result of the settlement.

      Reorganization Under Chapter 11 of the Bankruptcy Code

      On April 17, 1987, Sharon Steel Corporation ("Sharon") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Pennsylvania, Erie Division (the "Bankruptcy Court"), and was assigned Case No. 87-00207E. On November 21, 1990, the Bankruptcy Court confirmed a plan of reorganization (the "Reorganization Plan"). The Reorganization Plan, filed as Exhibit 2.1, is incorporated by reference in its entirety herein, and the summary of the Reorganization Plan set forth below is qualified in its entirety by reference thereto. The Reorganization Plan was consummated on December 28, 1990 (the "Consummation Date"). Upon consummation, Mueller became a successor to Sharon for purposes of the Bankruptcy Code, and assumed the reporting obligations of Sharon under Section 12 of the Securities Exchange Act of 1934.

      Pursuant to the Reorganization Plan, on the Consummation Date, Sharon sold its steel business to Sharon Specialty Steel, Inc., a Delaware corporation, pursuant to an Asset Purchase Agreement filed as Exhibit 2.3, and was reorganized under Chapter 11 of the Bankruptcy Code through a recapitalization of the remaining non-steel businesses (consisting primarily of the copper and brass fabrication business and Sharon's natural resources operations) into a holding company structure.

      Pursuant to the Reorganization Plan, Mueller issued 10,000,000 shares of its common stock, par value $.01 per share ("Common Stock"), and $25,000,000 aggregate principal amount of its Delayed Distribution Notes (the "Delayed Distribution Notes"). On March 25, 1991, Mueller prepaid in full the Delayed Distribution Notes. As of March 1, 1995, all disputed claims were resolved and the final pro rate distributions were paid.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS

      The information required by Item 5 of this Report is included under the caption "Capital Stock Information" on page 36 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1994, which information is incorporated herein by reference.

ITEM 6.      SELECTED FINANCIAL DATA

      Selected financial data are included under the caption "Selected Financial Data" on page 37 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1994, which selected financial data is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations is contained under the caption "Financial Review" on pages 8 through 12 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1994 and is incorporated herein by reference.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Index to Financial Statements and Supplemental Financial Information on pages 22 and 23 of this Annual Report on Form 10-K which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 is contained under the caption "Ownership of Common Stock by Directors and Officers and Information about Director Nominees" in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 17, 1995 and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

      The information required by Item 11 is contained under the caption "Executive Compensation" in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 17, 1995 and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is contained under the captions "Principal Stockholders" and "Ownership of Common Stock by Directors and Officers and Information about Director Nominees" in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 17, 1995 and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is contained under the caption "Certain Relationships and Transactions with Management" in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 17, 1995 and is incorporated herein by reference.

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

2.3 Asset Purchase Agreement, dated as of December 28, 1990, by and among Sharon, Inc., Franklin E. Agnew III, as Chapter 11 trustee, and Sharon Steel Corporation (which was merged with and into Mueller Industries, Inc.) (Incorporated herein by reference to
         Exhibit 2.5 of the Registrant's Current Report on Form 8-K dated December 28, 1990).

3.1 Certificate of Incorporation of Mueller Industries, Inc. and all amendments thereto (Incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated December 28, 1990).

3.2 By-laws of Mueller Industries, Inc., as amended and restated, effective November 10, 1994. (Incorporated herein by reference to Exhibit 3 (ii) of the Registrant's Current Report on Form 8-K, dated November 14, 1994.)

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

10.1     Agreement Regarding Retiree Obligation, dated as of December
         28, 1990, made by Sharon Steel Corporation (which was merged with and into Mueller Industries, Inc.) in favor of Sharon's retiree plans referred to therein (Incorporated herein by reference to Exhibit 10.2 of the Registrant's Report on Form 10-K, dated March 29, 1991, for the year ended December 31, 1990).

10.2 Pension Plan Contribution Agreement, dated as of December 28, 1990, by and among Sharon, Inc., Mueller Industries, Inc. and Sharon Steel Corporation (which was merged with and into Mueller Industries, Inc.) (Incorporated herein by reference to Exhibit
         10.3 of the Registrant's Report on Form 10-K, dated March 29, 1991, for the year ended December 31, 1990).

10.3 Employment Agreement, effective October 1, 1991 by and between Mueller Industries, Inc. and Harvey L. Karp (Incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K dated November 22, 1991).

10.4 Stock Option Agreement, dated December 4, 1991 by and between Mueller Industries, Inc. and Harvey L. Karp (Incorporated herein by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K dated November 22, 1991).

10.5 Employment Agreement, effective November 26, 1991 by and between Mueller Industries, Inc. and William H. Hensley
         (Incorporated herein by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K dated November 22, 1991).

10.6 Mueller Industries, Inc. 1991 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 4(a) of the Registrant's Registration Statement on Form S-8 dated June 28,
1991).

10.7 Mueller Industries, Inc. 1991 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 4(a) of the Registrant's Registration Statement on Form S-8 dated April 17,
1992).

10.8 Employment Agreement, effective June 3, 1992 by and between Mueller Industries, Inc. and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated June 3, 1992).

10.9 Summary description of the Registrant's 1995 bonus plan for certain key employees.

10.10 Amendment to Employment Agreement, effective January 1, 1994, to Employment Agreement by and between Mueller Industries, Inc. and Harvey L. Karp. (Incorporated herein by reference to Exhibit
         10.28 of the Registrant's Report on Form 10-K, dated March 23, 1994, for the fiscal year ended December 25, 1993.)

10.11 Employment Agreement, effective as of January 1, 1994, by and between Mueller Industries, Inc. and William D. O'Hagan.
         (Incorporated herein by reference to Exhibit 10.29 of the Registrant's Report on Form 10-K, dated March 23, 1994, for the fiscal year ended December 25, 1993.)

10.12 Amendment to Employment agreement, effective as of July 23, 1993, by and between Mueller Industries, Inc. and William H. Hensley. (Incorporated herein by reference to Exhibit 10.30 of the Registrant's Report on Form 10-K, dated March 23, 1994, for the fiscal year ended December 25, 1993.)

10.13    Mueller Industries, Inc. 1994 Stock Option Plan.

10.14    Mueller Industries, Inc. 1994 Non-Employee Director Stock
         Option Plan.

13.0 Mueller Industries, Inc.'s Annual Report to Shareholders for the year ended December 31, 1994. Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Annual Report on Form 10-K.

21.0     Subsidiaries of the Registrant.

23.0     Consent of Independent Auditor.  (Includes report on
         Supplemental Financial Information.)

99.1 Consent Decree, dated February 25, 1992, entered into by and among Mueller Brass Co., the State of Michigan, and PIRGIM Public Interest Lobby. (Incorporated herein by reference to Exhibit
         28.23 of the Registrant's Annual Report on Form 10-K, dated March 25, 1992, for the year ended December 28, 1991.)

99.2 Rights Agreement, dated as of November 10, 1994, between the Registrant and Continental Stock Transfer and Trust Company, as Rights Agent, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock, as Exhibit C. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, dated November 14, 1994.)

(b) During the three months ended December 31, 1994, the following Current Reports on Form 8-K were filed:

(i) Current Report on Form 8-K, dated November 10, 1994, which reported (i) the adoption of a shareholder rights plan, and (ii) the amendment of the Company's By-Laws implementing procedures for stockholder proposals and for nominations for election of directors to be considered at annual or special meetings.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 1995.

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

Signature                 Title                                Date

/S/HARVEY L. KARP         Chairman of the Board, and Director  March 17, 1995
   Harvey L. Karp

/S/ROBERT B. HODES        Director                             March 17, 1995
   Robert B. Hodes

                          Director                             March __, 1995
   Allan Mactier

/S/WILLIAM D. O'HAGAN     President, Chief Executive Officer,  March 17, 1995
   William D. O'Hagan     Director

/S/ROBERT J. PASQUARELLI  Director                             March 17, 1995
   Robert J. Pasquarelli

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title                            Date

/S/EARL W. BUNKERS                             March 17, 1995
   Earl W. Bunkers
   Chief Financial Officer
   (Principal Accounting Officer)

/S/KENT A. MCKEE                               March 17, 1995
   Kent A. McKee
   Treasurer and Assistant Secretary

/S/ROY C. HARRIS                               March 17, 1995
   Roy C. Harris
   Corporate Controller

                         INDEX TO FINANCIAL STATEMENTS



      The consolidated financial statements, together with the report thereon of Ernst & Young LLP dated February 8, 1995, appearing on page 13 through and including 35, of the Company's 1994 Annual Report to Stockholders are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, no other information appearing in the 1994 Annual Report to Stockholders is deemed to be filed as part of this Annual Report on Form 10-K under Item 8. The following Consolidated Financial Statement Schedule should be read in conjunction with the consolidated financial statements in such 1994 Annual Report to Stockholders. Consolidated Financial Statement Schedules not included with this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.



                       SUPPLEMENTAL FINANCIAL INFORMATION


                                                                  Page

Schedule for the fiscal years ended December 31, 1994, December 25, 1993, and December 26, 1992.

     Valuation and Qualifying Accounts (Schedule II)                23

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1994, December 25, 1993, and December 26, 1992
(In thousands)

                                                                         Additions
                                                              -------------------------------
                                          Balance at           Charged to                                                Balance
                                          beginning            costs and             Other                               at end
                                           of Year              expenses           Additions         Deductions          of year
                                         ------------         ------------        -----------       -----------       -----------
1994
Allowance for Doubtful Accounts          $      3,495         $        186        $         -       $       345       $     3,336

Environmental Reserves (1)               $     10,448         $      2,914        $       125  (2)  $     2,309       $    11,178

Other Reserves (1) (3)                   $     15,508         $      4,062        $      (125) (2)  $     3,295       $    16,150

Valuation Allowance for Deferred
  Tax Assets                             $     85,338         $          -        $         -       $    19,411       $    65,927

1993
Allowance for Doubtful Accounts          $      4,473         $         59        $         -       $     1,037       $     3,495

Environmental Reserves (1)               $     10,985         $      1,060        $     1,000  (2)  $     2,597       $    10,448

Other Reserves (1) (3)                   $     18,317         $       (363)       $    (1,000) (2)  $     1,446       $    15,508

Valuation Allowance for Deferred
  Tax Assets                             $     88,081         $          -        $         -       $     2,743       $    85,338

1992
Allowance for Doubtful Accounts          $      6,925         $      2,794        $         -       $     5,246       $     4,473

Environmental Reserves (1)               $     13.258         $        253        $     2,500  (4)  $     5,026       $    10,985

Other Reserves (1) (3)                   $     33,144         $      8,867        $    (2,500) (4)  $    21,194       $    18,317

Valuation Allowance for Deferred
  Tax Assets                             $          -         $          -        $    88,081  (5)  $         -       $    88,081



(1)   Of the amounts previously classified as Restructuring Reserves, $1.8 million was reclassified to Environmental Reserves, the remainder was reclassified to Other Reserves.
(2)   Reclass from Other Reserves to Environmental Reserves.
(3)   Other Reserves are included in the balance sheet captions Other
      Current Liabilities and Other Noncurrent Liabilities
(4)   US Fuel Reclamation reserve classified as Other Reserve in 1991,
      Environmental Reserve in 1992
(5)   Valuation reserve for certain income tax attributes that remain unrecognized.  The amount results from the adoption of SFAS No. 109 as of the beginning of 1992.


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

10.9 Summary description of the Registrant's 1995 bonus plan for certain key employees.

10.13      Mueller Industries, Inc. 1994 Stock Option Plan.

10.14      Mueller Industries, Inc. 1994 Non-Employee Director
           Stock Option Plan.

13.0       Mueller Industries, Inc.'s Annual Report to
           Stockholders for the year ended December 31, 1994.
           Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Annual Report on Form 10-K.

21.0       Subsidiaries of the Registrant.

23.0       Consent of Independent Auditor.  (Includes report on
           Supplemental Financial Information.)