Form 10-Q
period 1995-04-01
MUELLER INDUSTRIES INC
filed 1995-04-24
CIK 89439

                                      1995


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended April 1, 1995      Commissions file number 1-569


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

The number of shares of the Registrant's common stock outstanding as of April 14, 1995 was 8,644,232.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes  /X/    No  / /

                            MUELLER INDUSTRIES, INC.

                                   FORM 10-Q

                      For the Period Ended April 1, 1995

                                     INDEX



Part I. Financial Information                                      Page

   Item 1.  Financial Statements (Unaudited)

            a.)  Consolidated Statements of Income
                 for the quarters ended April 1, 1995
                 and March 26, 1994...................................3

            b.)  Consolidated Balance Sheets
                 as of April 1, 1995 and December 31, 1994............4

            c.)  Consolidated Statements of Cash Flows
                 for the quarters ended April 1, 1995 and
                 March 26, 1994.......................................6

            d.)  Notes to Consolidated Financial Statements...........7


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................8

Part II. Other Information

   Item 5.  Other Information........................................10

   Item 6.  Exhibits and Reports on Form 8-K.........................10

Signatures...........................................................11

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                               For the Quarter Ended
                                         April 1, 1995          March 26, 1994
Net sales                                $   171,770             $   120,812

Cost of goods sold                           140,560                  99,785
                                             -------                 -------
   Gross profit                               31,210                  21,027

Depreciation, depletion, and
   amortization                                3,646                   2,700
Selling, general, and
   administrative expense                     12,967                  10,688
                                             -------                 -------
   Operating income                           14,597                   7,639

Interest expense                              (1,377)                 (1,694)
Environmental reserves                             -                    (412)
Unusual items                                      -                    (265)
Other income, net                              1,473                   1,379
                                             -------                 -------
   Income before income taxes                 14,693                   6,647

Current income tax expense                    (4,268)                   (589)
Deferred income tax expense                     (375)                 (1,876)
                                             -------                 -------
   Total income tax expense                   (4,643)                 (2,465)
                                             -------                 -------

Net income                               $    10,050                $  4,182
                                             =======                 =======

Net income per share:

   Primary:
      Average shares outstanding               9,449                  10,437

      Net income                         $      1.06             $      0.40
                                             =======                 =======

   Fully diluted:
      Average shares outstanding               9,478                  10,437

      Net income                         $      1.06             $      0.40
                                             =======                 =======


See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                         April 1, 1995       December 31, 1994
Assets

Current assets:
   Cash and cash equivalents             $   23,885              $   34,492

   Accounts receivable, less allowance
     for doubtful accounts of $3,307 in
     1995 and $3,336 in 1994                 88,388                  66,925

   Inventories:
     Raw materials and supplies              18,705                  20,043
     Work-in-process                         17,411                  18,251
     Finished goods                          40,775                  36,074
                                            -------                 -------
   Total inventories                         76,891                  74,368

   Current deferred income taxes              4,455                   4,491
   Other current assets                       5,028                   3,275
                                            -------                 -------
     Total current assets                   198,647                 183,551

Property, plant and equipment, net          201,405                 196,772
Deferred income taxes                        23,384                  23,797
Other assets                                 22,248                  26,635
                                            -------                 -------
                                         $  445,684              $  430,755
                                            =======                 =======





















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                         April 1, 1995       December 31, 1994
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $   18,475              $   18,611
   Accounts payable                          31,228                  21,607
   Accrued wages and other employee costs    15,010                  13,105
   Current deferred income taxes                344                     366
   Other current liabilities                 13,387                  13,532
                                            -------                 -------
     Total current liabilities               78,444                  67,221

Long-term debt                               72,398                  76,125
Pension and post retirement liabilities      18,549                  18,445
Environmental reserves                       10,456                  11,178
Deferred income taxes                         2,964                   3,016
Other noncurrent liabilities                 12,814                  12,822
                                            -------                 -------
     Total liabilities                      195,625                 188,807
                                            -------                 -------

Stockholders' equity:
   Preferred stock-shares authorized
     4,985,000; none outstanding                  -                       -
   Series A junior participating preferred
     stock-$1.00 par value; shares
     authorized 15,000; none outstanding          -                       -
   Common stock - $.01 par value; shares
     authorized 20,000,000; issued
     10,000,000; outstanding 8,644,232
     in 1995 and 8,698,977 in 1994              100                     100
   Paid-in capital, common                  254,044                 254,251
   Retained earnings (Since
     January 1, 1991)                        32,037                  21,987
   Cumulative translation adjustment         (2,814)                 (2,832)
   Treasury common stock, at cost           (33,308)                (31,558)
                                            -------                 -------
   Total stockholders' equity               250,059                 241,948

Commitments and contingencies (Note 2)            -                       -
                                            -------                 -------
                                         $  445,684              $  430,755
                                            =======                 =======






See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                                 For the Quarter Ended
                                         April 1, 1995          March 26, 1994
Cash flows from operating activities
   Net income                            $    10,050             $     4,182
   Adjustments to reconcile net income
     to net cash provided (used) by
     operating activities:
     Provision for unusual items                   -                     265
     Depreciation, depletion and
       amortization of intangibles             3,646                   2,700
     Deferred income taxes                       375                   1,876
     Gain on disposal of properties             (310)                   (753)
     Changes in assets and liabilities:
       Receivables                           (21,463)                 (3,207)
       Inventories                            (2,523)                  1,054
       Other assets                           (1,846)                   (826)
       Current liabilities                    11,481                     497
       Other liabilities                        (626)                 (1,167)
       Other, net                                 26                    (262)
                                             -------                 -------
Net cash provided (used)
   by operating activities                    (1,190)                  4,359
                                             -------                 -------
Cash flows from investing activities
   Capital expenditures                       (8,707)                 (5,730)
   Proceeds from sales of properties             530                   1,596
   Escrowed IRB financing                      4,580                 (16,609)
                                             -------                 -------
Net cash used by investing activities         (3,597)                (20,743)
                                             -------                 -------
Cash flows from financing activities
   Repayments of long-term debt               (3,863)                 (1,705)
   Proceeds from sale of treasury stock           98                     113
   Acquisition of treasury stock              (2,055)                      -
   Issuance of long-term debt                      -                  20,000
                                             -------                 -------
Net cash provided (used) by
   financing activities                       (5,820)                 18,408
                                             -------                 -------
Increase (decrease) in cash
   and cash equivalents                      (10,607)                  2,024
Cash and cash equivalents at the
   beginning of the period                    34,492                  77,336
                                             -------                 -------
Cash and cash equivalents at the
   end of the period                     $    23,885             $    79,360
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

Note 1 - Earnings Per Common Share

     Primary earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during the period. Fully diluted earnings per share are based upon the weighted average number of common shares outstanding plus the dilutive effects of all outstanding stock options.

Note 2 - Commitments and Contingencies

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

Purchase Commitments

     The Company has committed to capital expenditures for the following projects: (i) approximately $20.0 million to modernize the copper tube mill in Fulton, Mississippi; (ii) approximately $15.0 million to modernize the brass rod mill in Port Huron, Michigan; and (iii) approximately $22.0 million to construct a new high-volume copper fitting facility adjacent to the Company's copper tube mill in Fulton, Mississippi. As of April 1, 1995, $32.6 million has been incurred of which $27.5 million was funded with proceeds of the 1993 and 1994 Series IRBs. At April 1, 1995, $11.5 million of the IRB proceeds remain escrowed, until required for funding the projects, and are classified as other assets. These approved major projects should become fully operational in 1995. No other material purchase commitments for capital expenditures exist.

Forward Contracts

     During the first quarter of 1995, the Company entered into a forward contract to deliver approximately 15,000 ounces of gold on July 6, 1995 at a price of $381 per ounce. At April 1, 1995, there were no other open hedge transactions.


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

     Profitability of certain of the Company's product lines is dependent upon the "spreads" between the cost of metal and the gross selling prices of its completed products. The open market price for copper cathode, for example, directly influences the selling price of copper tubing, a principal product manufactured by the Company. The Company attempts to minimize the effects of changes in copper prices by passing base metal costs through to its customers.

     In 1994, the Company adopted the LIFO method of accounting for the copper component of its copper tube and fittings inventories. Management believes the LIFO method results in a better matching of current costs with current revenues. The market price of copper does, however, indirectly effect the carrying value (FIFO basis) of the Company's brass inventories. The Company's copper and brass inventories customarily total between 30 to 35 million pounds. "Spreads" fluctuate based upon competitive market conditions.

     The Company also owns various natural resource properties in the Western United States and Canada. It operates a short line railroad in Utah and a placer gold mining operation in Alaska. Additionally, certain other natural resource properties produce royalty income.


Results of Operations

     Net income was $10.1 million, or $1.06 per common share, for the first quarter of 1995, which compares with net income of $4.2 million, or 40 cents per common share, for the same period of 1994.

     During the first quarter of 1995 the Company's net sales were $171.8 million, which compares to net sales of $120.8 million, or a 42 percent increase over the same period of 1994. The increase in net sales was primarily attributable to the core manufacturing businesses, which shipped
12.4 percent more pounds of product. The September, 1994 acquisition of two plastic manufacturing facilities contributed to this increase. The increase is also reflective of price increases which pass through higher metal costs. The Company's core manufacturing businesses shipped 103.4 million pounds of product in the first quarter of 1995 which compares to 92.0 million pounds in the same quarter of 1994. First quarter operating income increased primarily due to: (i) productivity improvements at its manufacturing plants; (ii) higher sales volumes; (iii) selective price increases in the fittings and brass rod markets; and (iv) cost containment in selling, general, and administrative expenses.

     Interest expense for 1995 decreased approximately $.3 million due to capitalized interest of $.5 million related to capital improvement programs at the copper tube mill, the brass rod mill, and the high-volume copper fittings factory. The effective tax rate of 31.6 percent in the first quarter of 1995 reflects the benefits of a lower federal provision relating to the recognition of net operating loss carryforwards and a lower state provision associated with incentive IRB financings.

     Compared to first quarter 1994, first quarter 1995 earnings per share were favorably effected by the June, 1994 purchase of treasury stock aggregating 924,875 shares, or 9.6 percent of shares then outstanding.

Liquidity and Capital Resources

     Cash used by operating activities in the first quarter of 1995 totalled $1.2 million which is primarily attributable to the increase in accounts receivable. The increase in accounts receivable reflects the favorable increase in sales activity.

     During the first quarter of 1995, the Company's capital expenditures totalled $8.7 million which was provided for by cash from operations, except that portion related to two major capital improvement projects which were funded by IRBs.

     The Company has a $30 million unsecured line-of-credit agreement (the Credit Facility) which expires on June 30, 1996, but may be extended for successive one year periods by agreement of the parties. At the Company's option, borrowings bear interest at prime less 1/2 of one percent. There are no outstanding borrowings under the Credit Facility. At April 1, 1995, the Company's total debt was $90.9 million or 26.7 percent of its capitalization.

     The Company's financing obligations contain various covenants which require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. The Company is in compliance with all debt covenants.

     Management believes that cash provided by operations and currently available cash of $23.9 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio remains strong at 2.5 to 1.

     The Company has ongoing three major capital expenditure projects: (i) a modernization project at its Fulton, Mississippi copper tube mill; (ii) a modernization project at its Port Huron, Michigan brass rod mill; and (iii) a new high-volume copper fittings plant in Fulton, Mississippi. These projects will require capital of approximately $57.0 million. The two Fulton, Mississippi projects have been financed by IRBs. The primary objective of these projects is to improve efficiency, yield and productivity as well as add some capacity.

     Additionally, the Company has identified and is evaluating various other capital improvement projects that could further enhance productivity and/or add capacity. Various funding alternatives for such projects are also being considered.

Update on Major Capital Improvement Programs

     Mueller is upgrading its brass rod mill manufacturing processes with an expansion that includes the installation of an indirect extrusion press, new billet heating furnaces, and material handling systems. The indirect extrusion press is scheduled to arrive at the Port Huron facility in May, 1995. The Company expects to transition production to the new equipment during the fourth quarter of 1995.

     The building containing Mueller's new high-volume fittings plant in Fulton, Mississippi, is nearly completed and some fittings manufacturing equipment has arrived. While the Company anticipates limited production of certain fittings commencing in the second quarter, the plant will not become fully operational until later in 1995.

     Mueller's capital improvement project at its Fulton copper tube mill to upgrade technology and install state-of-the-art tube drawing equipment remains on schedule. All major items of equipment have been delivered to the Fulton facility, where they are in the process of being installed. The Company anticipates that the new equipment will be operational during the third quarter of 1995.


Part II. OTHER INFORMATION

Item 5.     Other Information

     The following discussion updates the disclosure in Item 1, Business, in the Company's Annual Report on Form 10-K, for the year ended December 31, 1994.

Environmental Matters

   Mining Remedial Recovery Company (MRRC)

     1.     Cleveland Mill Site

     During the first quarter, the government executed a consent decree relating to the site, which has now been lodged with the federal district court.

     2.     Hanover Site

     During the first quarter, MRRC commenced its voluntary plan to regrade and cap the tailings at the Hanover site located in Grant County, New Mexico. MRRC anticipates that its share of the costs associated with this remediation plan will approximate $375,000.


Item 6.     Exhibits and Reports on Form 8-K

     (a)     Exhibits

     19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended April 1, 1995. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

     99.1     Press Release issued by Mueller Industries, Inc. on
              April 20, 1995.

     (b) During the quarter ended April 1, 1995, the Registrant filed no Current Reports on Form 8-K.


Items 1, 2, 3 and 4 are not applicable and have been omitted.



                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 1995.


                                    MUELLER INDUSTRIES, INC.


                               /S/ EARL W. BUNKERS
                               Earl W. Bunkers, Executive Vice
                               President and Chief Financial Officer


                               /S/ KENT A. MCKEE
                               Kent A. McKee
                               Treasurer and Assistant Secretary


                               /S/ RICHARD W. CORMAN
                               Richard W. Corman
                               Director of Corporate Accounting