Form 10-Q
period 1995-07-01
MUELLER INDUSTRIES INC
filed 1995-07-20
CIK 89439

                                      1995


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended July 1, 1995       Commissions file number 1-569


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

The number of shares of the Registrant's common stock outstanding as of July 14, 1995 was 8,644,732.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes  /X/    No  / /

                            MUELLER INDUSTRIES, INC.

                                   FORM 10-Q

                       For the Period Ended July 1, 1995

                                     INDEX



Part I. Financial Information                                      Page

   Item 1.  Financial Statements (Unaudited)

            a.)  Consolidated Statements of Income
                 for the six-months and quarters ended
                 July 1, 1995 and June 25, 1994                       3

            b.)  Consolidated Balance Sheets
                 as of July 1, 1995 and December 31, 1994             4

            c.)  Consolidated Statements of Cash Flows
                 for the six-months ended July 1, 1995
                 and June 25, 1994                                    6

            d.)  Notes to Consolidated Financial Statements           7


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       8

Part II. Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders      11

   Item 5.  Other Information                                        11

   Item 6.  Exhibits and Reports on Form 8-K                         11

Signatures                                                           12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                               For the Quarter Ended  For the Six-Months Ended
                                  July 1,   June 25,       July 1,   June 25,
                                    1995      1994           1995      1994
Net sales                         $181,380  $136,576       $353,150  $257,388

Cost of goods sold                 149,587   112,445        290,147   212,230
                                   -------   -------        -------   -------
Gross profit                        31,793    24,131         63,003    45,158

Depreciation, depletion, and
   amortization                      3,763     3,175          7,409     5,875
Selling, general, and
   administrative expense           12,409    11,226         25,376    21,914
                                   -------   -------        -------   -------
   Operating income                 15,621     9,730         30,218    17,369

Interest expense                    (1,134)   (1,618)        (2,511)   (3,312)
Environmental reserves                   -         -              -      (412)
Unusual items                            -    (1,141)             -    (1,406)
Other income, net                    1,102     2,164          2,575     3,543
                                   -------   -------        -------   -------
Income before income taxes          15,589     9,135         30,282    15,782

Current income tax expense          (4,419)   (1,528)        (8,687)   (2,117)
Deferred income tax expense           (507)   (1,829)          (882)   (3,705)
                                   -------   -------        -------   -------
   Total income tax expense         (4,926)   (3,357)        (9,569)   (5,822)
                                   -------   -------        -------   -------

Net income                        $ 10,663  $  5,778       $ 20,713  $  9,960
                                   =======   =======        =======   =======

Net income per share:

   Primary:
      Average shares outstanding     9,550    10,176          9,506    10,302
      Net income                  $   1.12  $    .57       $   2.18  $    .97
                                   =======   =======        =======   =======

   Fully diluted:
      Average shares outstanding     9,600    10,176          9,614    10,302
      Net income                  $   1.11  $    .57       $   2.15  $    .97
                                   =======   =======        =======   =======




See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                          July 1, 1995     December 31, 1994
Assets

Current assets:
   Cash and cash equivalents             $   19,521              $   34,492

   Accounts receivable, less allowance
     for doubtful accounts of $3,360 in
     1995 and $3,336 in 1994                 99,308                  66,925

   Inventories:
     Raw materials and supplies              13,152                  20,043
     Work-in-process                         15,448                  18,251
     Finished goods                          44,744                  36,074
                                            -------                 -------
   Total inventories                         73,344                  74,368

   Current deferred income taxes              4,455                   4,491
   Other current assets                       5,472                   3,275
                                            -------                 -------
     Total current assets                   202,100                 183,551

Property, plant and equipment, net          212,963                 196,772
Deferred income taxes                        22,882                  23,797
Other assets                                 16,088                  26,635
                                            -------                 -------
                                         $  454,033              $  430,755
                                            =======                 =======





















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                         July 1, 1995      December 31, 1994
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $   18,079              $   18,611
   Accounts payable                          29,329                  21,607
   Accrued wages and other employee costs    13,272                  13,105
   Current deferred income taxes                344                     366
   Other current liabilities                 18,219                  13,532
                                            -------                 -------
     Total current liabilities               79,243                  67,221

Long-term debt                               69,151                  76,125
Pension and post retirement liabilities      19,084                  18,445
Environmental reserves                        9,862                  11,178
Deferred income taxes                         2,969                   3,016
Other noncurrent liabilities                 12,800                  12,822
                                            -------                 -------
     Total liabilities                      193,109                 188,807

Stockholders' equity:
   Preferred stock-shares authorized
     4,985,000; none outstanding                  -                       -
   Series A junior participating preferred
     stock-$1.00 par value; shares
     authorized 15,000; none outstanding          -                       -
   Common stock - $.01 par value; shares
     authorized 20,000,000; issued
     10,000,000; outstanding 8,644,232
     in 1995 and 8,698,977 in 1994              100                     100
   Paid-in capital, common                  254,044                 254,251
   Retained earnings
     (Since January 1, 1991)                 42,700                  21,987
   Cumulative translation adjustment         (2,612)                 (2,832)
   Treasury common stock, at cost           (33,308)                (31,558)
                                            -------                 -------
   Total stockholders' equity               260,924                 241,948

Commitments and contingencies (Note 2)            -                       -
                                            -------                 -------
                                         $  454,033              $  430,755
                                            =======                 =======







See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                                   For the Six-Months Ended
                                                July 1, 1995   June 25, 1994
Cash flows from operating activities
   Net income                                   $  20,713       $   9,960
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for unusual items                        -           1,406
     Depreciation, depletion, and
       amortization of intangibles                  7,409           5,875
     Provision for doubtful accounts receivable         -             114
     Deferred income taxes                            882           3,705
     Gain on disposal of properties                  (584)         (1,893)
     Changes in assets and liabilities:
       Receivables                                (32,383)         (9,275)
       Inventories                                  1,024          (1,766)
       Other assets                                (2,320)         (1,798)
       Current liabilities                         12,676          11,596
       Other liabilities                             (699)         (1,787)
       Other, net                                     138            (405)
                                                  -------         -------
Net cash provided by operating activities           6,856          15,732
                                                  -------         -------
Cash flows from investing activities
   Capital expenditures                           (23,682)        (10,895)
   Proceeds from sales of properties                  834           2,884
   Escrowed IRB financing                          10,484         (16,375)
                                                  -------         -------
Net cash used by investing activities             (12,364)        (24,386)
                                                  -------         -------
Cash flows from financing activities
   Repayments of long-term debt                    (7,506)         (4,287)
   Proceeds from sale of treasury stock                98             148
   Acquisition of treasury stock                   (2,055)        (25,897)
   Issuance of long-term debt                           -          20,000
                                                  -------         -------
Net cash used by financing activities              (9,463)        (10,036)
                                                  -------         -------
Decrease in cash and cash equivalents             (14,971)        (18,690)
Cash and cash equivalents at the
   beginning of the period                         34,492          77,336
                                                  -------         -------
Cash and cash equivalents at the
   end of the period                            $  19,521       $  58,646
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

Purchase Commitments

     The Company has committed to capital expenditures for the following projects: (i) approximately $20.0 million to modernize the copper tube mill in Fulton, Mississippi; (ii) approximately $16.0 million to modernize the brass rod mill in Port Huron, Michigan; and (iii) approximately $22.0 million to construct a new high-volume copper fitting facility adjacent to the Company's copper tube mill in Fulton, Mississippi. As of July 1, 1995, expenditures of $43.8 million have been incurred of which $33.6 million was funded with proceeds of the 1993 and 1994 Series IRBs. At July 1, 1995, $5.6 million of the IRB proceeds remain escrowed, until required for funding the projects, and are classified as other assets. These approved major projects should become fully operational in 1995. No other material purchase commitments for capital expenditures exist.

Forward Contracts

     During the first quarter of 1995, the Company entered into a forward contract to deliver approximately 15,000 ounces of gold on July 6, 1995 at a price of $381 per ounce. At July 1, 1995, there were no other open hedge transactions.

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

     In 1994, the Company adopted the LIFO method of accounting for the copper metal component of its copper tube and fittings inventories. Management believes the LIFO method results in a better matching of current costs with current revenues. The market price of copper does, however, indirectly effect the carrying value (FIFO basis) of the Company's brass inventories. The Company's copper and brass inventories customarily total between 30 to 35 million pounds. "Spreads" fluctuate based upon competitive market conditions.

     The Company also owns various natural resource properties in the Western United States and Canada. It operates a short line railroad in Utah and a placer gold mining operation in Alaska. Additionally, certain other natural resource properties produce royalty income.

Results of Operations

     Net income was $10.7 million, or $1.12 per common share, for the second quarter of 1995, which compares with net income of $5.8 million, or 57 cents per common share, for the same period of 1994. Year-to-date, net income was $20.7 million, or $2.18 per common share, which compares to net income of $10.0 million or 97 cents per common share, for 1994.

     During the second quarter of 1995, the Company's net sales were $181.4 million, which compares to net sales of $136.6 million, or a 32.8 percent increase over the same period of 1994. Net sales were $353.2 million in the first half of 1995 versus $257.4 million in 1994. The increase in first half net sales was primarily attributable to the core manufacturing businesses, which shipped 11.0 percent more pounds of product. The September, 1994 acquisition of two plastic manufacturing facilities contributed to this increase. The net sales increase is also reflective of price increases which pass through higher metal costs. The Company's core manufacturing businesses shipped 106.3 million pounds of product in the second quarter of 1995 which compares to 97.0 million pounds in the same quarter of 1994. Second quarter operating income increased primarily due to: (i) productivity improvements at its manufacturing plants; (ii) higher sales volumes; (iii) selective price increases in the fittings and brass rod markets; and (iv) cost containment in selling, general, and administrative expenses.

     Interest expense for the second quarter of 1995 decreased approximately $0.5 million due to capitalized interest of $0.7 million related to capital improvement programs at the copper tube mill, the brass rod mill, and the high-volume copper fittings factory. The effective tax rate of 31.6 percent in the second quarter of 1995 reflects the benefits of a lower federal provision relating to the recognition of net operating loss carryforwards and a lower state provision associated with incentive IRB financings.

     Compared to the same periods of 1994, second quarter and first half 1995 earnings per share were favorably effected by the June, 1994 purchase of treasury stock aggregating 924,875 shares, or 9.6 percent of shares then outstanding.

Liquidity and Capital Resources

     Cash provided by operating activities in the first half of 1995 totalled $6.9 million which is primarily attributable to net income and increases in current liabilities offset by an increase in accounts receivable. The increase in accounts receivable reflects the favorable increase in sales activity.

     During the first half of 1995, the Company's capital expenditures totalled $23.7 million which was provided for by cash from operations, except that portion related to two major capital improvement projects which were funded by IRBs.

     During the second quarter of 1995, the Company increased to $50.0 million its unsecured line-of-credit agreement (the Credit Facility) which expires on June 30, 1997, but may be extended for successive one year periods by agreement of the parties. At the Company's option, borrowings bear interest at prime less 1/2 of one percent. There are no outstanding borrowings under the Credit Facility. At July 1, 1995, the Company's total debt was $87.2 million or 25.1 percent of its capitalization.

     The Company's financing obligations contain various covenants which require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. The Company is in compliance with all debt covenants.

     Management believes that cash provided by operations and currently available cash of $19.5 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio remains strong at 2.6 to 1.

     The Company has ongoing three major capital expenditure projects: (i) a modernization project at its Fulton, Mississippi copper tube mill; (ii) a modernization project at its Port Huron, Michigan brass rod mill; and (iii) a new high-volume copper fittings plant in Fulton, Mississippi. These projects will require capital of approximately $58.0 million. The two Fulton, Mississippi projects have been financed primarily by IRBs. The objective of these projects is to improve efficiency, yield and productivity as well as add some capacity.

     Additionally, the Company has identified and is evaluating various other capital improvement projects that could further enhance productivity and/or add capacity. Various funding alternatives for such projects are also being considered.

Update on Capital Improvement Programs

     Mueller is upgrading its brass rod mill manufacturing processes with an expansion that includes the installation of an indirect extrusion press, new billet heating furnaces, and material handling systems. The indirect extrusion press and much of the related equipment arrived at the Port Huron facility in May, 1995. The Company expects to transition production to the new equipment during the fourth quarter of 1995.

     The building containing Mueller's new high-volume fittings plant in Fulton, Mississippi, is completed and most fittings manufacturing equipment has arrived. Limited production of certain fittings commenced in the second quarter, however, the plant will not become fully operational until later in 1995.

     Mueller's capital improvement project at its Fulton copper tube mill to upgrade technology and install state-of-the-art tube drawing equipment remains on schedule. All major items of equipment have been delivered and installed at the Fulton facility. The Company anticipates that the new equipment will be operational late in the third quarter of 1995.

     Another important ongoing program, the modernization of the copper fittings plant in Covington, Tennessee, should be completed by mid-1996. Modernization of this facility, which produces a broad range of low-volume items, is estimated to require approximately $6.0 to $7.0 million in capital improvements.

Update on Other Matters

Gold Mining

     Last winter, Alaska Gold Company ("Alaska Gold") commenced full scale open-pit mining operations in Nome, Alaska. During the winter and spring of 1995, Alaska Gold moved approximately 1.1 million cubic yards of overburden. Alaska Gold believes that its stockpile of pay gravel from the current open-pit will total approximately 275,000 cubic yards. The stockpiled pay gravel thaws naturally and is then run through a wash house in the summer, with the raw gold being sent to a third party to be refined into pure gold, which can then be sold. During the second quarter, Alaska Gold processed approximately 24,000 cubic yards of pay gravel which yielded 1,302 ounces of gold. Alaska Gold expects to process and refine the remaining pay gravel during the latter half of 1995.

Coal Properties

     In 1994, United States Fuel Company ("US Fuel") entered into an agreement to sell the majority of its assets. This sale has not yet been consummated, but US Fuel has granted extensions of the closing date to give the purchaser additional time to finalize financing. If this sale is not completed, US Fuel intends to resume full scale remediation at the site.

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 9, 1995, the Company held its Annual Meeting of Stockholders at which two proposals were voted upon: (i) Election of Directors; and (ii) the Appointment of Auditors.

     The following persons were duly elected to serve, subject to the Company's Bylaws, as Directors of the Company until the next Annual Meeting, or until election and qualification of their successors:

                                     Votes in Favor     Votes Withheld

     Robert B. Hodes                   6,218,960            969,750
     Harvey L. Karp                    6,217,370            971,340
     Allan Mactier                     6,356,101            832,609
     William D. O'Hagan                6,221,304            967,406
     Robert J. Pasquarelli             6,355,181            833,529

     The proposal to approve the appointment of Ernst & Young LLP as the Company's Auditors was ratified by 7,158,896 votes in favor, 14,738 votes against and 15,076 votes abstaining.

     There were no broker non-votes pertaining to these proposals.

Item 5.     Other Information

     The following discussion updates the disclosure in Item 1, Business, in the Company's Annual Report on Form 10-K, for the year ended December 31, 1994.

Environmental Matters

   Mining Remedial Recovery Company (MRRC)

      1.   Cleveland Mill Site

           Late in the second quarter, the consent decree relating to the site was entered by the federal district court.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended July 1, 1995.
                     Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

            99.1 Press Release issued by Mueller Industries, Inc. on July 19, 1995.

      (b) During the quarter ended July 1, 1995, the Registrant filed no Current Reports on Form 8-K.

Items 1, 2, and 3 are not applicable and have been omitted.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 20, 1995.

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