Form 10-Q
period 1995-09-30
MUELLER INDUSTRIES INC
filed 1995-10-20
CIK 89439

                                      1995


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended September 30, 1995
                         Commissions file number 1-6770

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

The number of shares of the Registrant's common stock outstanding as of October 18, 1995 was 17,334,998.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes  /X/    No  / /

                            MUELLER INDUSTRIES, INC.

                                   FORM 10-Q

                      For the Period Ended September 30, 1995

                                     INDEX



Part I. Financial Information                                      Page

   Item 1.  Financial Statements (Unaudited)

            a.)  Consolidated Statements of Income
                 for the nine-months and quarters ended
                 September 30, 1995 and September 24, 1994            3

            b.)  Consolidated Balance Sheets
                 as of September 30, 1995 and December 31, 1994       5

            c.)  Consolidated Statements of Cash Flows
                 for the nine-months ended September 30, 1995
                 and September 24, 1994                               7

            d.)  Notes to Consolidated Financial Statements           8


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        9

Part II. Other Information

   Item 5.  Other information                                         12

   Item 6.  Exhibits and Reports on Form 8-K                          13

Signatures                                                            13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                                    For the Quarter Ended
                                                September 30,    September 24,
                                                    1995             1994
Net sales                                       $    171,549     $    137,975

Cost of goods sold                                   137,410          113,253
                                                 -----------      -----------
Gross profit                                          34,139           24,722

Depreciation, depletion, and amortization              4,098            3,227
Selling, general, and administrative expense          13,011           10,497
                                                 -----------      -----------
   Operating income                                   17,030           10,998

Interest expense                                        (820)          (1,988)
Environmental reserves                                  (955)               -
Unusual items                                              -                -
Other income, net                                      1,736            3,023
                                                 -----------      -----------
Income before income taxes                            16,991           12,033

Current income tax expense                            (4,202)          (3,221)
Deferred income tax expense                           (1,184)            (294)
                                                 -----------      -----------
   Total income tax expense                           (5,386)          (3,515)
                                                 -----------      -----------

Net income                                      $     11,605     $      8,518
                                                 ===========      ===========

Net income per share:

   Primary:
      Average shares outstanding                  19,263,000       18,997,000
      Net income                                $       0.60     $       0.45
                                                 ===========      ===========

   Fully diluted:
      Average shares outstanding                  19,263,000       19,029,000
      Net income                                $       0.60     $       0.45
                                                 ===========      ===========






See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                                  For the Nine-Months Ended
                                                September 30,    September 24,
                                                    1995             1994
Net sales                                       $    524,699     $    395,363

Cost of goods sold                                   427,557          325,483
                                                 -----------      -----------
Gross profit                                          97,142           69,880

Depreciation, depletion, and amortization             11,507            9,102
Selling, general, and administrative expense          38,387           32,411
                                                 -----------      -----------
   Operating income                                   47,248           28,367

Interest expense                                      (3,331)          (5,300)
Environmental reserves                                  (955)            (412)
Unusual items                                              -           (1,406)
Other income, net                                      4,311            6,566
                                                 -----------      -----------
Income before income taxes                            47,273           27,815

Current income tax expense                           (12,889)          (5,342)
Deferred income tax expense                           (2,066)          (3,995)
                                                 -----------      -----------
   Total income tax expense                          (14,955)          (9,337)
                                                 -----------      -----------

Net income                                      $     32,318     $     18,478
                                                 ===========      ===========

Net income per share:

   Primary:
      Average shares outstanding                  19,115,000       20,071,000
      Net income                                $       1.69     $       0.92
                                                 ===========      ===========

   Fully diluted:
      Average shares outstanding                  19,256,000       20,077,000
      Net income                                $       1.68     $       0.92
                                                 ===========      ===========








See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                                September 30,    December 31,
                                                    1995             1994
Assets

Current assets:
   Cash and cash equivalents                    $     31,176     $     34,492
   Accounts receivable, less allowance
     for doubtful accounts of $3,182 in
     1995 and $3,336 in 1994                          96,229           66,925

   Inventories:
     Raw materials and supplies                       18,243           20,043
     Work-in-process                                  14,255           18,251
     Finished goods                                   37,236           36,074
                                                 -----------      -----------
   Total inventories                                  69,734           74,368

   Current deferred income taxes                       5,724            4,491
   Other current assets                                3,469            3,275
                                                 -----------      -----------
      Total current assets                           206,332          183,551

Property, plant and equipment, net                   220,315          196,772
Deferred income taxes                                 20,097           23,797
Other assets                                          13,275           26,635
                                                 -----------      -----------
                                                $    460,019     $    430,755
                                                 ===========      ===========





















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                                September 30,    December 31,
                                                    1995             1994
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt            $     17,721     $     18,611
   Accounts payable                                   23,446           21,607
   Accrued wages and other employee costs             14,529           13,105
   Current deferred income taxes                         194              366
   Other current liabilities                          25,324           13,532
                                                 -----------      -----------

     Total current liabilities                        81,214           67,221

Long-term debt                                        62,727           76,125
Pension and postretirement liabilities                16,721           18,445
Environmental reserves                                10,144           11,178
Deferred income taxes                                  2,787            3,016
Other noncurrent liabilities                          12,924           12,822
                                                 -----------      -----------
     Total liabilities                               186,517          188,807
                                                 -----------      -----------

Stockholders' equity:
   Preferred stock-shares authorized
     4,985,000; none outstanding                           -                -
   Series A junior participating preferred
     stock-$1.00 par value; shares authorized
     15,000; none outstanding                              -                -
   Common stock-$.01 par value; shares
     authorized 20,000,000; issued 20,000,000;
     outstanding 17,334,998 in 1995 and
     17,397,954 in 1994                                  200              100
   Additional paid-in capital, common                254,056          254,251
   Retained earnings (since January 1, 1991)          54,305           21,987
   Cumulative translation adjustments                 (2,322)          (2,832)
   Treasury common stock, at cost                    (32,737)         (31,558)
                                                 -----------      -----------

   Total stockholders' equity                        273,502          241,948

Commitments and contingencies (Note 2)                     -                -
                                                 -----------      -----------

                                                $    460,019     $    430,755
                                                 ===========      ===========



See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                                  For the Nine-Months Ended
                                                September 30,    September 24,
                                                    1995             1994
Cash flows from operating activities
   Net income                                   $     32,318     $     18,478
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provisions for unusual items                          -            1,406
     Depreciation, depletion, and
       amortization of intangibles                    11,507            8,509
     Amortization of deferred preparation costs            -              593
     Provision for doubtful accounts receivable            -              146
     Deferred income taxes                             2,066            3,995
     Gain on disposal of properties                   (1,081)          (2,804)
     Changes in assets and liabilities:
       Receivables                                   (29,304)         (10,252)
       Inventories                                     4,634          (11,538)
       Other assets                                     (309)          (1,344)
       Current liabilities                            15,155           10,107
       Other liabilities                              (2,656)          (2,662)
       Other, net                                        631              291
                                                 -----------      -----------
Net cash provided by operating activities             32,961           14,925
                                                 -----------      -----------
Cash flows from investing activities
   Capital expenditures                              (34,555)         (30,161)
   Acquisition of business                                 -          (12,964)
   Proceeds from sales of properties                   1,137            4,759
   Escrowed IRB proceeds                              12,703          (27,695)
                                                 -----------      -----------
Net cash used by investing activities                (20,715)         (66,061)
                                                 -----------      -----------

Cash flows from financing activities
   Repayments of long-term debt                      (14,288)          (6,581)
   Proceeds from the sale of treasury stock              781              766
   Acquisition of treasury stock                      (2,055)         (25,897)
   Proceeds from issuance of long-term debt                -           45,344
                                                 -----------      -----------
Net cash provided (used) by financing activities     (15,562)          13,632
                                                 -----------      -----------
Decrease in cash and cash equivalents                 (3,316)         (37,504)
Cash and cash equivalents at the
   beginning of the period                            34,492           77,336
                                                 -----------      -----------
Cash and cash equivalents at the
   end of the period                            $     31,176     $     39,832
                                                 ===========      ===========

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

Note 2 - Commitments and Contingencies

     The Company is subject to normal environmental standards imposed by federal, state and local environmental laws and regulations. Management believes that the outcome of pending environmental matters will not materially effect the overall financial position of the Company.

     In addition, the Company is involved in certain litigation as either plaintiff or defendant as a result of claims that arise in the ordinary course of business which management believes will not have a material effect on the Company's financial condition.

Purchase Commitments

     The Company has committed to capital expenditures for the following projects: (i) approximately $20.0 million to modernize the copper tube mill in Fulton, Mississippi; (ii) approximately $16.0 million to modernize the brass rod mill in Port Huron, Michigan; and (iii) approximately $22.0 million to construct a new high-volume copper fitting facility adjacent to the Company's copper tube mill in Fulton, Mississippi. As of September 30, 1995, expenditures of $50.5 million have been incurred of which $35.9 million was funded with proceeds of the 1993 and 1994 Series IRBs. At September 30, 1995, $3.4 million of the IRB proceeds remain escrowed, until required for funding the projects, and are classified as other assets. These approved major projects should be substantially complete by the end of 1995. No other material purchase commitments for capital expenditures exist.

Forward Contracts

     During the first quarter of 1995, the Company entered into a forward contract to deliver approximately 15,000 ounces of gold on July 6, 1995 at a price of $381 per ounce. At September 30, 1995, there were no open hedge transactions.

Note 3 - Stockholders' Equity

     During the third quarter of 1995, the Company's Board of Directors declared a two-for-one stock split to be effected in the form of a 100 percent stock dividend. The record date was September 6, 1995. All presentations of share data herein, including earnings per share, have been adjusted to reflect the split for all periods presented.

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

     In 1994, the Company adopted the LIFO method of accounting for the copper metal component of its copper tube and fittings inventories. Management believes the LIFO method results in a better matching of current costs with current revenues. The market price of copper does, however, indirectly effect the carrying value (FIFO basis) of the Company's brass inventories. The Company's copper and brass inventories customarily total between 30 to 40 million pounds. "Spreads" fluctuate based upon competitive market conditions.

     The Company also owns various natural resource properties in the Western United States and Canada. It operates a short line railroad in Utah and a placer gold mining operation in Alaska. Additionally, certain other natural resource properties produce royalty and other income.

Results of Operations

     Net income was $11.6 million, or 60 cents per common share, for the third quarter of 1995, which compares with net income of $8.5 million, or 45 cents per common share, for the same period of 1994. Year-to-date, net income was $32.3 million, or $1.69 per common share, which compares to net income of $18.5 million or 92 cents per common share, for 1994.

During the third quarter of 1995, the Company's net sales were $171.5 million, which compares to net sales of $138.0 million, or a 24 percent increase over the same period of 1994. Net sales were $524.7 million in the first three quarters of 1995 versus $395.4 million in 1994. The third quarter increase in net sales was primarily attributable to (i) higher sales prices in the core manufacturing businesses, partially attributable to the pass through of higher metal costs, and (ii) higher sales activity in the natural resources segment that pertains to gold sales. The year-to-date increase in net sales is primarily attributable to the manufacturing businesses which achieved higher volume (approximately 6.9 percent more pounds in 1995), and higher sales prices. The September, 1994 acquisition of two plastic manufacturing facilities contributed to the volume increase. The Company's core manufacturing businesses shipped 90.9 million pounds of product in the third quarter of 1995 which compares to 92.3 million pounds in the same quarter of 1994. The slight third quarter decline in pounds shipped was due to minor production interruptions. Third quarter operating income increased primarily due to: (i) productivity improvements at its manufacturing plants; and (ii) selective price increases in the fittings and brass rod markets.

     Interest expense for the third quarter of 1995 decreased approximately $1.2 million due to capitalized interest of $.9 million related to capital improvement programs at the copper tube mill, the brass rod mill, and the high-volume copper fittings factory. A charge of $955 thousand for environmental reserves was recorded; the amount results from cost overruns and updated estimates for costs associated with various sites. The effective tax rate of 31.7 percent in the third quarter of 1995 reflects the benefits of a lower federal provision relating to the recognition of net operating loss carryforwards and a lower state provision associated with incentive IRB financings.

     Compared to the same periods of 1994, third quarter and year-to-date 1995 earnings per share were favorably effected by the June, 1994 purchase of treasury stock aggregating 9.6 percent of shares then outstanding.

Liquidity and Capital Resources

     Cash provided by operating activities in the first three quarters of 1995 totaled $33.0 million which is primarily attributable to net income, increases in current liabilities, and depreciation, depletion, and amortization offset by an increase in accounts receivable. The increase in accounts receivable reflects the favorable increase in sales activity.

     During the first three quarters of 1995, the Company's capital expenditures totaled $34.6 million which was provided for by cash from operations, except that portion related to two major capital improvement projects which were funded by IRBs.

     During the second quarter of 1995, the Company increased to $50.0 million its unsecured line-of-credit agreement (the Credit Facility) which expires on June 30, 1997, but may be extended for successive one year periods by agreement of the parties. At the Company's option, borrowings bear interest at prime less 1/2 of one percent. There are no outstanding borrowings under the Credit Facility. At September 30, 1995, the Company's total debt was $80.4 million or 22.7 percent of its capitalization.

The Company's financing obligations contain various covenants which require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. The Company is in compliance with all debt covenants.

     Management believes that cash provided by operations and currently available cash of $31.2 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio remains strong at 2.5 to 1.

The Company has ongoing three major capital expenditure projects: (i) a modernization project at its Fulton, Mississippi copper tube mill; (ii) a modernization project at its Port Huron, Michigan brass rod mill to install an indirect extrusion press; and (iii) a new high-volume copper fittings plant in Fulton, Mississippi. These projects will require capital of approximately $58.0 million. The two Fulton, Mississippi projects have been financed primarily by IRBs. The objective of these projects is to improve efficiency, yield and productivity as well as add some capacity.

     Additionally, the Company's modernization of its copper fittings plant in Covington, Tennessee will require approximately $6.0 to $7.0 million. This project will be funded with cash generated by operations.

Update on Capital Improvement Programs

     Mueller is upgrading its brass rod mill manufacturing processes with an expansion that includes the installation of an indirect extrusion press, new billet heating furnaces, and material handling systems. The indirect extrusion press and much of the related equipment has arrived at the Port Huron facility. The Company expects to transition production to the new equipment by early 1996.

     The building containing Mueller's new high-volume fittings plant in Fulton, Mississippi, is completed and most fittings manufacturing equipment has arrived. Limited production of certain fittings commenced in the second quarter, however, most lines in the plant will become fully operational later in 1995.

     Mueller's capital improvement project at its Fulton copper tube mill to upgrade technology and install state-of-the-art tube drawing equipment remains on schedule. All major items of equipment have been delivered and installed at the Fulton facility. At the beginning of October, 1995, the Company began permanently operating the new equipment.

     Another important ongoing program is the modernization of the copper fittings plant in Covington, Tennessee. Modernization of this facility, which produces a broad range of low-volume items, is estimated to require approximately $6.0 to $7.0 million in capital improvements.

Update on Other Matters

Gold Mining

     Last winter, Alaska Gold Company ("Alaska Gold") commenced full scale open pit gold mining operations in Nome, Alaska. During the winter and spring of 1995, Alaska Gold removed overburden and stockpiled pay gravel for processing in the summer. The stockpiled pay gravel thaws naturally and is then run through a wash plant in the summer, with the raw gold being sent to a third party to be refined into pure gold, which can then be sold. During the second and third quarters, Alaska Gold processed approximately 300,000 cubic yards of pay gravel which yielded approximately 18,000 ounces of gold.

Coal Properties

     In 1994, United States Fuel Company ("U.S. Fuel") entered into an agreement to sell the majority of its assets. This sale has not yet been consummated, but U.S. Fuel has granted extensions of the closing date to give the potential purchaser additional time to finalize financing. If this sale is not completed, U.S. Fuel intends to offer the property to other potential buyers while resuming full scale remediation at the site.


Part II. OTHER INFORMATION

Item 5.    Other Information

    The following discussion updates the disclosure in Item 1, Business, in the Company's Annual Report on Form 10-K, for the year ended December 31, 1994.

Environmental Matters

Mining Remedial Recovery Company (MRRC)

     1. Cleveland Mill Site

        During the third quarter, MRRC and Bayard Mining Corp. ("Bayard"), both wholly-owned subsidiaries of Arava Natural Resources Company, Inc., collectively paid $384,000 to governmental entities, which represented Bayard's and MRRC's share of past response costs and natural resource damage claims. The remainder of the past response costs and natural resource damage claims were paid by a third party. Bids to process the Cleveland Mill tailings have been solicited from potential processors, with bid responses due later this year.

     2. Hanover

        During the third quarter, MRRC substantially completed its voluntary plan to regrade and cap tailings at the Hanover site located in Grant County, New Mexico. During excavation, MRRC discovered that the actual volume of tailings on the site was significantly greater than had been estimated, which resulted in MRRC's costs exceeding budget by approximately $300,000.

Item 6.    Exhibits and Reports on Form 8-K

     (a)    Exhibits

            10.1 Amendment to Employment Agreement, effective as of August 10, 1995, by and between Mueller Industries, Inc. and William D. O'Hagan.

            19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended September 30, 1995. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

            99.1 Press Release issued by Mueller Industries, Inc. on October 18, 1995.

(b)    During the quarter ended September 30, 1995, the Registrant filed no
            Current Reports on Form 8-K.

Items 1, 2, 3, and 4 are not applicable and have been omitted.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 20, 1995.

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