Form 10-K
period 1995-12-30
MUELLER INDUSTRIES INC
filed 1996-03-22
CIK 89439

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 1995      Commission file number 1-6770

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

The number of shares of the Registrant's common stock outstanding as of March 7, 1996 was 17,372,298, excluding 2,627,702 treasury shares. The aggregate market value of the 16,899,414 shares of common stock held by non affiliates of the Registrant was $534,443,968 at March 7, 1996 (based on the closing price on the consolidated transaction reporting system on that date).

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into this
Report: (1) Registrant's Annual Report to Shareholders for the year ended December 30, 1995 (Part I and II); Registrant's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, scheduled to be mailed on or about March 18, 1996 (Part III).

                            MUELLER INDUSTRIES, INC.


As used in this report, the terms "Company," "Mueller" and "Registrant" mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.


                               TABLE OF CONTENTS

                                                                      Page

PART I
   Item 1.     Business..................................................3
   Item 2.     Properties...............................................10
   Item 3.     Legal Proceedings........................................11
   Item 4.     Submission of Matters to a Vote of Security Holders......11


PART II
   Item 5.     Market for the Registrant's Common Stock and Related
                  Stockholder Matters...................................11
   Item 6.     Selected Financial Data..................................11
   Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................12
   Item 8.     Financial Statements and Supplementary Data..............12
   Item 9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure...................12


PART III
   Item 10.    Directors and Executive Officers of the Registrant.......12
   Item 11.    Executive Compensation...................................12
   Item 12.    Security Ownership of Certain Beneficial Owners
                  and Management........................................12
   Item 13.    Certain Relationships and Related Transactions...........12


Part IV
   Item 14.    Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K...........................................13


Signatures..............................................................15

                                     PART I

ITEM 1.     BUSINESS

Introduction

     The Company is a leading fabricator of copper, brass, plastic and aluminum products. The range of these products is broad: copper tube and fittings; brass and copper alloy rods, bars and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic fittings and valves; and refrigeration valves, driers and flare fittings. These operations (the "Manufacturing Segment") accounted for approximately 95% of the Company's total net sales and 88% of total identifiable assets on a consolidated basis in 1995. The Company markets its products to the heating and air conditioning, refrigeration, plumbing, hardware and other industries. Mueller Brass Co. ("MBCo") and its subsidiaries operate twelve factories in five states and Canada and have distribution facilities nationwide and sales representation worldwide.

     The Company's natural resource operations are conducted through its wholly-owned subsidiary Arava Natural Resources Company, Inc. ("Arava") and the Company's 85% owned subsidiary Alaska Gold Company ("Alaska Gold"). Natural resource operations consist principally of the operation of a short line railroad in Utah and a placer gold mining operating in Alaska.

     Information concerning net sales, operating income, and identifiable assets of each segment appears under "Note 12 - Industry Segments" on page 21 in the Notes to Consolidated Financial Statements in Mueller's Annual Report to Stockholders for the year ended December 30, 1995. Such information is incorporated herein by reference.

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

     Other standard products include copper and plastic fittings and related components for the plumbing and heating industry that are used in water distribution systems, heating systems, air conditioning and refrigeration applications, and drainage, waste, and vent ("DWV") systems. Additionally, valves, wrot copper and brass fittings, filter driers and other related assemblies are manufactured for commercial air conditioning and refrigeration applications such as vending machines, ice machines, walk-in coolers, and numerous refrigeration applications. The refrigeration product line also includes products for the refrigeration and air conditioning installation and service markets. A major portion of Mueller's products are ultimately used in the domestic residential and commercial construction markets and, to a lesser extent, in the automotive and heavy on and off-the-road vehicle markets.

     Mueller's industrial products include brass rod, nonferrous forgings and impact extrusions that are sold primarily to Original Equipment Manufacturers ("OEM") in the plumbing, refrigeration, fluid power, and automotive industries, as well as to other manufacturers and distributors. The Port Huron, Michigan mill extrudes brass, bronze and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter. These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, and electrical conductivity. Mueller brass and aluminum forgings are used in a wide variety of end products, including automotive components, brass fittings, industrial machinery, valve bodies, gear blanks, computer hardware, and fire fighting equipment. The Company also serves the automotive, military ordnance, aerospace and general manufacturing industries with cold-formed aluminum and copper impact extrusions. Typical applications for impacts are high-strength ordnance, high-conductivity electrical components, builders' hardware, hydraulic systems, automotive parts and other uses where toughness must be combined with varying complexities of design and finish.

     The Company's manufacturing facilities have operated at high levels during 1995, 1994, and 1993.

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

     Industrial Products are sold, primarily, direct to OEM customers.
Outside of North America, the Company sells its products through various channels including exclusive distributors, agents and direct sales channels in over 65 countries, primarily in Europe, the Far East and the Middle East.

     Competition

     The businesses in which Mueller is engaged are highly competitive. The principal methods of competition for Mueller's products are customer service and quality. No material portion of Mueller's business is dependent upon a single customer or a small group of related customers. The total amount of order backlog for Mueller's products on December 30, 1995 and December 31, 1994 was not significant.

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

NATURAL RESOURCES SEGMENT

     Mueller, through its subsidiaries Arava and Alaska Gold, is engaged in the operation of a short line railroad in Utah and placer gold mining in Alaska. It also owns interests in other natural resource properties.

     Short Line Railroad

     Utah Railway Company ("Utah Railway"), a wholly-owned subsidiary of Arava, operates over approximately 100 miles of railroad track in Utah. Utah Railway serves four major customers pursuant to long-term contracts which account for more than 75% of tonnage hauled. The Utah Railway transports more than five million tons of coal per year to an interchange point at Provo, Utah, although annual tonnage may vary significantly due to fluctuations in the demand for export coal. The coal is then transported by connecting railroads to various customers including electric utilities, cement plants, west coast export facilities and others at destinations throughout the West.

     In January, 1996, the Utah Railway entered into an agreement with Union Pacific Railroad (UP) whereby UP was granted rights to operate over a portion of Utah Railway track. In exchange, UP granted limited rights to Utah Railway for operations over Southern Pacific (SP) tracks to Grand Junction, Colorado and access to additional coal customers. The agreement is contingent on the regulatory approval of the UP/SP merger.

     Gold Mining

     Alaska Gold mines placer gold in Nome, Alaska. Alaska Gold produced 18,731 net ounces of gold in 1995, 14,173 net ounces of gold in 1994, 22,440 net ounces of gold in 1993, 17,965 net ounces of gold in 1992, and 19,016 net ounces of gold in 1991, at a net production cost of $307 per ounce in 1995, $376 per ounce in 1994, $280 per ounce in 1993, $306 per ounce in 1992, and $407 per ounce in 1991. Based on the results of past exploratory drilling, Alaska Gold believes there may be various areas available on its properties to sustain open pit mining for ten years.

     Properties consist of approximately 14,500 acres in and adjacent to Nome. In addition, Alaska Gold owns or has patented claims on approximately 10,400 acres in the Fairbanks, Alaska area, and approximately 3,000 acres in the Hogatza, Alaska area.

     On March 14, 1996, the Company acquired the minority shareholders' fifteen percent interest in Alaska Gold, thereby making Alaska Gold a wholly-owned subsidiary.

     Coal Properties

     In 1994, United States Fuel Company ("U.S. Fuel"), a wholly-owned subsidiary of Arava, entered into an agreement to sell the majority of its assets. The sale has not yet been consummated, but U.S. Fuel has granted extensions of the closing date to give the potential purchaser additional time to finalize financing. If this sale is not completed, U.S. Fuel may offer the property to other potential buyers or consider other alternatives, while resuming full scale remediation. Prior to March 1993, U.S. Fuel mined steam coal by the deep-mine process at its coal properties located in Carbon and Emery Counties, Utah.

     U.S. Fuel's coal properties include approximately 12,700 acres of which approximately 10,000 acres are owned and 2,700 acres are leased. Following the proposed sale, U.S. Fuel will own approximately 1,100 acres.

     Other Natural Resources Properties

     The Company also has interests in various mineral properties located in nine states and Canada. None of these mineral properties are significant to the Company's business, and may be sold, developed, or leased.

     Canco Oil & Gas Ltd. ("Canco"), a wholly-owned Canadian subsidiary, owns petroleum and natural gas rights to approximately 30,000 net acres in Saskatchewan, Canada. The Company is considering various options including selling or leasing its rights to exploit the development potential of these properties.

     In 1992, Ruby Hill Mining Company ("Ruby Hill") entered into a four-year Exploration Agreement with Purchase Option (the "Exploration Agreement") with Homestake Mining Company of California ("Homestake") for its property near Eureka, Nevada. Homestake has a substantial exploration and drilling program underway on the property. In 1994, Homestake exercised its option to purchase the property; the total purchase price is $4 million payable over up to a six-year period depending on timing of production decisions and commencement of production. If Homestake produces a total of 500,000 ounces of gold or "gold equivalents" of other metals from this property, Ruby Hill is thereafter entitled to a three percent net smelter return royalty, after deduction for certain taxes and transportation. In early 1996, Homestake confirmed its decision to proceed with production. Arava owns 81% of the stock of Richmond-Eureka Mining Company, which owns 75% of the stock of Ruby Hill.

LABOR RELATIONS

     The Company employs approximately 2,275 employees of which approximately 925 are represented by various unions. A majority of the unionized employees are under contracts which expire in 1999.

RAW MATERIAL AND ENERGY AVAILABILITY

     Adequate supplies of raw material are available to the Company. Sufficient energy in the form of natural gas, fuel oils and electricity is available to operate the Company's production facilities. While temporary shortages of raw material and fuels may occur occasionally, they have not materially hampered the Company's operations.

ENVIRONMENTAL MATTERS

     The Company is subject to various laws and regulations relating to environmental quality. Compliance with these laws and regulations is a matter of high priority.

     Mueller's provision for environmental compliance includes charges of $1.4 million in 1995, $2.9 million in 1994, and $1.1 million in 1993. Except as discussed below, the Company does not anticipate that it will need to make material expenditures for such compliance activities during the remainder of the 1996 fiscal year, or for the next two fiscal years.

     Mining Remedial Recovery Company ("MRRC"), a wholly-owned subsidiary of Arava, was formed for the purpose of managing the remediation of certain properties and the appropriate disposition thereof.

     1.     Cleveland Mill Site

     In 1993, the EPA issued special notice letters to all known potentially responsible parties ("PRPs") regarding the Cleveland Mill Superfund Site in Grant County, New Mexico. In response, MRRC, Bayard Mining Corp. ("Bayard"), a wholly-owned subsidiary of Arava, and a third party filed a good faith offer to implement the remedy set forth in the EPA's Record of Decision ("ROD"). Total future costs for remediating the site were estimated by the EPA in the ROD at approximately $6.2 million. MRRC and Bayard, along with said third party, have entered into a consent decree relating to the site and have agreed to an allocation formula requiring Bayard and MRRC to pay 29.20% of future costs. The third party has agreed to pay the balance. Bids to process the Cleveland Mill tailings have been solicited from potential processors.

     2.     Hanover and Bullfrog Sites

     MRRC owns 80 acres in Grant County, New Mexico called the Hanover site, which contains about 2.7 million cubic yards of mill tailings. During the third quarter of 1995, MRRC substantially completed its voluntary plan to regrade and cap tailings at the Hanover site, with completion expected by mid-1996. MRRC also owns 148 acres located nearby in Grant County, New Mexico, called the Bullfrog site. A voluntary plan to regrade and cap the soil at this site was completed in 1995.

     3.     Mammoth Mine Site

     MRRC owns title to some inactive mines in Shasta County, California. MRRC has continued a program begun in the late 1980s of sealing mine portals with concrete plugs in mine adits which were discharging water. The sealing program has achieved a reduction in the metal load in discharges from these adits; however, additional reductions may be required. In addition, the EPA and California Bureau of Water Quality have recently commissioned a study concerning the historic mine waste in the area, some of which is on MRRC property.

     In 1994, a citizens suit was brought against MRRC under the authority of the Clean Water Act by the California Sportfishing Protection Alliance. In January, 1996, MRRC settled this litigation by paying $200,000 and committing to spend $200,000 on additional remediation studies. Also in January, Alta Gold Company ("Alta Gold") filed a lawsuit in the United States District Court for the Eastern District of California against the Company, Arava and MRRC. The lawsuit seeks reimbursement of Alta Gold's alleged past costs incurred controlling acid mine drainage on its property, unspecified damages, punitive damages, attorneys fees, and declaratory relief. The Company intends to vigorously defend this action.

     4.     U.S.S. Lead

     In 1991, U.S.S. Lead Refinery, Inc. ("Lead Refinery"), responded to an information request from EPA under Superfund for information on whether Lead Refinery arranged for the disposal of hazardous substances in the vicinity of the Grand Calumet River/Indiana Harbor Ship Canal. In 1991, Lead Refinery also responded to an information request under Superfund regarding the Lead Refinery site in East Chicago, Indiana. In 1992, EPA advised Lead Refinery of its intent to list the property as a Superfund site. Lead Refinery opposed such listing and, as of March 15, 1996, EPA has deferred such listing.

     In 1993, Lead Refinery entered into a Consent Order with the EPA pursuant to Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA").
The Consent Order covers remediation activities at the East Chicago, Indiana site and provides for Lead Refinery to complete certain on-site interim remedial activities and studies that extend off site. Lead Refinery has submitted certain workplans to implement the remedial activities and is awaiting approval from EPA to commence the required corrective actions. The costs for the studies and interim clean up efforts are expected to be approximately $2.5 million, the majority of which would be required to be expended in 1996 and 1997. Once these activities are completed, additional work would likely be needed to investigate and remediate any contamination not addressed by the Consent Order. Lead Refinery, without additional assistance from MRRC, lacks the financial resources needed to complete the additional remediation and intends to seek financial assistance from other PRPs to permit Lead Refinery to conduct a private-party cleanup under RCRA.

     Lead Refinery has been informed by the former owner and operator of a Superfund site located in Pedricktown, New Jersey that it intends to seek CERCLA response costs for alleged shipments of hazardous substances to the site. Lead Refinery has executed an agreement regarding that site, which indefinitely extends the statute of limitations. By letter dated January 26, 1996, Lead Refinery and other PRPs received from EPA, a proposed Administrative Order on Consent to perform the remedial design for operable Unit 1 of the Pedricktown Superfund Site. EPA has requested that by March 26, 1996, Lead Refinery and the other parties execute the Administrative Order on Consent.

     Miscellaneous

     In 1992, Mueller received a notice from the State of Indiana notifying Sharon (the Registrant's predecessor) that it had sixty days to coordinate with other PRPs and present a "good faith" proposal to the State regarding a site in Indiana. Sharon is alleged to have contributed less than 1% of the hazardous wastes at this site. Based upon estimated allocated liability and response costs, Mueller's liability is estimated at less than $250,000.

     In 1994, the Company received notice from the EPA that MBCo was a PRP at the Jack's Creek/Sitkin Smelting Superfund Site in Eastern Pennsylvania. MBCo is alleged to have contributed less than 1 percent of the hazardous wastes at this site. Based upon its estimated allocation ranking, its share of the EPA's estimated cleanup costs would be less than $500,000. The PRP Steering Committee has submitted technical data and studies supporting a less costly remedial plan to the EPA. The EPA has not yet selected a final remedy.

     In 1986, the EPA notified Sharon that it may be considered a PRP with respect to allegedly hazardous wastes released from past mining operations conducted by UV Industries, Inc. ("UV") in Cherokee County, Kansas. The EPA asserted that under CERCLA, Sharon was potentially responsible for the cost of investigation, clean-up and remediation of the wastes allegedly deposited circa 1917 during leasehold operations conducted by UV. Sharon denied liability under CERCLA. Mueller has never been contacted concerning this site and does not know the estimated costs of remediation of this site.

OTHER BUSINESS FACTORS

     The Registrant's business is not materially dependent on patents, trademarks, licenses, franchises or concessions held. In addition, expenditures for company-sponsored research and development activities were not material during 1995, 1994, or 1993. No material portion of the Registrant's business involves governmental contracts.

ITEM 2.      PROPERTIES

      Information pertaining to the Registrant's major operating facilities is included below. Except as noted, the Registrant owns all of its principal properties. The Registrant's plants are in satisfactory condition and are suitable for the purpose for which they were designed and are now being used.

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

Fulton, MS           70,500 sq. ft. (1)     Copper fittings plant.  High-
                                            volume facility that produces
                                            copper fittings using tube feed
                                            stock from the Company's copper
                                            tube mill.

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

(1) Facility is leased under long-term lease agreement, with option to purchase at nominal cost.
(2) Facility is leased under long-term lease agreement, with option to purchase for a stipulated purchase price prior to December 31, 1997.


ITEM 3.     LEGAL PROCEEDINGS

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

     The information required by Item 5 of this Report is included under the caption "Capital Stock Information" on page 23 of the Registrant's Annual Report to Stockholders for the year ended December 30, 1995, which information is incorporated herein by reference.


ITEM 6.     SELECTED FINANCIAL DATA

     Selected financial data are included under the caption "Selected Financial Data" on page 23 of the Registrant's Annual Report to Stockholders for the year ended December 30, 1995, which selected financial data is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations is contained under the caption "Financial Review" on pages 8 and 9 of the Registrant's Annual Report to Stockholders for the year ended December 30, 1995 and is incorporated herein by reference.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Supplemental Financial Information on pages 13 and 14 of this Annual Report on Form 10-K which is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is contained under the caption "Ownership of Common Stock by Directors and Officers and Information about Director Nominees" in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 18, 1996 and is incorporated herein by reference.


ITEM 11.     EXECUTIVE COMPENSATION

     The information required by Item 11 is contained under the caption "Executive Compensation" in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 18, 1996 and is incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is contained under the captions "Principal Stockholders" and "Ownership of Common Stock by Directors and Officers and Information about Director Nominees" in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 18, 1996 and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is contained under the caption "Certain Relationships and Transactions with Management" in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 18, 1996 and is incorporated herein by reference.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

1. Financial Statements: the financial statements, notes, and report of independent auditors described in Item 8 of this report, which are incorporated by reference.

2. Financial Statement Schedule: the financial statement schedule described in Item 8 of this report which is incorporated herein by reference.

3.     Exhibits:

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

       4.1     Common Stock Specimen (Incorporated herein by reference to
               Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated December 28, 1990).

       4.2 Rights Agreement, dated as of November 10, 1994, between the Registrant and Continental Stock Transfer and Trust Company, as Rights Agent, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock, as Exhibit C. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, dated November 14, 1994.)

       4.3 Certain instruments with respect to long-term debt of the Company have not been filed as Exhibits to the Report since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission.

      10.1 Employment Agreement, effective October 1, 1991 by and between Mueller Industries, Inc. and Harvey L. Karp (Incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K dated November 22, 1991).

      10.2 Stock Option Agreement, dated December 4, 1991 by and between Mueller Industries, Inc. and Harvey L. Karp (Incorporated herein by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K dated November 22, 1991).

      10.3 Mueller Industries, Inc. 1991 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 4(a) of the Registrant's Registration Statement on Form S-8 dated June 28,
               1991).

      10.4 Mueller Industries, Inc. 1991 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 4(a) of the Registrant's Registration Statement on Form S-8 dated April 17,
               1992).

      10.5 Employment Agreement, effective June 3, 1992 by and between Mueller Industries, Inc. and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated June 3, 1992).

      10.6 Summary description of the Registrant's 1996 bonus plan for certain key employees.

      10.7 Amendment to Employment Agreement, effective January 1, 1994, to Employment Agreement by and between Mueller Industries, Inc. and Harvey L. Karp. (Incorporated herein by reference to Exhibit 10.28 of the Registrant's Report on Form 10-K, dated March 23, 1994, for the fiscal year ended December 25, 1993.)

      10.8 Employment Agreement, effective as of January 1, 1994, by and between Mueller Industries, Inc. and William D. O'Hagan. (Incorporated herein by reference to Exhibit 10.29 of the Registrant's Report on Form 10-K, dated March 23, 1994, for the fiscal year ended December 25, 1993.)

      10.9 Amendment to Employment Agreement, effective as of August 10, 1995, by and between Mueller Industries, Inc. and William D. O'Hagan. (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Report on Form 10-Q, dated October 20, 1995, for the quarter ended September 30, 1995.)

      10.10    Mueller Industries, Inc. 1994 Stock Option Plan.
               (Incorporated herein by reference to Exhibit 10.13 of the Registrant's Report on Form 10-K, dated March 17, 1995, for the fiscal year ended December 31, 1994.)

      10.11 Mueller Industries, Inc. 1994 Non-Employee Director Stock Option Plan. (Incorporated herein by reference to Exhibit 10.14 of the Registrant's Report on Form 10-K, dated March 17, 1995, for the fiscal year ended December 31, 1994.)

      13.0 Mueller Industries, Inc.'s Annual Report to Shareholders for the year ended December 30, 1995. Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Annual Report on Form 10-K.

      21.0     Subsidiaries of the Registrant.

      23.0 Consent of Independent Auditor. (Includes report on Supplemental Financial Information.)

(b) During the three months ended December 30, 1995, no Current Reports on Form 8-K were filed.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 1996.

     MUELLER INDUSTRIES, INC.

     /s/  HARVEY L. KARP
     Harvey L. Karp, Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature             Title                                Date

/S/  HARVEY L. KARP        Chairman of the Board, and Director  March 21, 1996
     Harvey L. Karp

/S/  ROBERT B. HODES       Director                             March 21, 1996
     Robert B. Hodes

/S/  ALLAN MACTIER         Director                             March 21, 1996
     Allan Mactier

/S/  WILLIAM D. O'HAGAN    President, Chief Executive Officer,  March 21, 1996
     William D. O'Hagan    Director

/S/  ROBERT J. PASQUARELLI Director                             March 21, 1996
     Robert J. Pasquarelli

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

     Signature and Title                    Date

     /S/ EARL W. BUNKERS                    March 21, 1996
     Earl W. Bunkers
     Executive Vice President
     Chief Financial Officer
     (Principal Accounting Officer)

     /S/  KENT A. MCKEE                     March 21, 1996
     Kent A. McKee
     Vice President Business Development/
     Investor Relations

     /S/  RICHARD W. CORMAN                 March 21, 1996
     Richard W. Corman
     Director of Corporate Accounting

                          INDEX TO FINANCIAL STATEMENTS

     The consolidated financial statements, together with the report thereon of Ernst & Young LLP dated February 9, 1996, appearing on page 10 through and including 22, of the Company's 1995 Annual Report to Stockholders are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, no other information appearing in the 1995 Annual Report to Stockholders is deemed to be filed as part of this Annual Report on Form 10-K under Item 8. The following Consolidated Financial Statement Schedule should be read in conjunction with the consolidated financial statements in such 1995 Annual Report to Stockholders. Consolidated Financial Statement Schedules not included with this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.



                         SUPPLEMENTAL FINANCIAL INFORMATION


                                                                         Page

Schedule for the fiscal years ended December 30, 1995, December 31, 1994 and December 25, 1993.

     Valuation and Qualifying Accounts (Schedule II).......................17

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 30, 1995, December 31, 1994, and December 25, 1993
(In thousands)

                                                                         Additions
                                                              -------------------------------
                                          Balance at           Charged to                                                Balance
                                          beginning            costs and             Other                               at end
                                           of year              expenses           Additions         Deductions          of year
                                         ------------         ------------        -----------       -----------       -----------
1995
Allowance for Doubtful Accounts          $      3,336         $         75        $         -       $       425       $     2,986

Environmental Reserves                   $     11,178         $      1,421        $         -       $     3,014       $     9,585

Other Reserves (2)                       $     16,150         $     (1,157)       $         -       $     4,942       $    10,051

Valuation Allowance for Deferred
  Tax Assets                             $     65,927         $          -        $         -       $     5,006       $    60,921

1994
Allowance for Doubtful Accounts          $      3,495         $        186        $         -       $       345       $     3,336

Environmental Reserves                   $     10,448         $      2,914        $       125  (1)  $     2,309       $    11,178

Other Reserves (2)                       $     15,508         $      4,062        $      (125) (1)  $     3,295       $    16,150

Valuation Allowance for Deferred
  Tax Assets                             $     85,338         $          -        $         -       $    19,411       $    65,927

1993
Allowance for Doubtful Accounts          $      4,473         $         59        $         -       $     1,037       $     3,495

Environmental Reserves                   $     10,985         $      1,060        $     1,000  (1)  $     2,597       $    10,448

Other Reserves (2)                       $     18,317         $       (363)       $    (1,000) (1)  $     1,446       $    15,508

Valuation Allowance for Deferred
  Tax Assets                             $     88,081         $          -        $         -       $     2,743       $    85,338



(1)   Reclass from Other Reserves to Environmental Reserves.

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

10.6 Summary description of the Registrant's 1996 bonus plan for certain key employees.

13.0       Mueller Industries, Inc.'s Annual Report to
           Stockholders for the year ended December 30, 1995.
           Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Annual Report on Form 10-K.

21.0       Subsidiaries of the Registrant.

23.0       Consent of Independent Auditor.  (Includes report on
           Supplemental Financial Information.)