Form 10-Q
period 1996-03-30
MUELLER INDUSTRIES INC
filed 1996-04-19
CIK 89439

                                      1996


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 30, 1996     Commissions file number 1-6770


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

The number of shares of the Registrant's common stock outstanding as of April 12, 1996 was 17,372,698.

                            MUELLER INDUSTRIES, INC.

                                   FORM 10-Q

                      For the Period Ended March 30, 1996

                                     INDEX



Part I. Financial Information                                      Page

   Item 1.  Financial Statements (Unaudited)

            a.)  Consolidated Statements of Income
                 for the quarters ended March 30, 1996
                 and April 1, 1995....................................3

            b.)  Consolidated Balance Sheets
                 as of March 30, 1996 and December 30, 1995...........4

            c.)  Consolidated Statements of Cash Flows
                 for the quarters ended March 30, 1996 and
                 April 1, 1995........................................6

            d.)  Notes to Consolidated Financial Statements...........7


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................8

Part II. Other Information

   Item 6.  Exhibits and Reports on Form 8-K.........................10

Signatures...........................................................10

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                               For the Quarter Ended
                                         March 30, 1996         April 1, 1995
Net sales                                $   180,515             $   171,770

Cost of goods sold                           143,532                 140,560
                                             -------                 -------
   Gross profit                               36,983                  31,210

Depreciation and amortization                  4,450                   3,646
Selling, general, and
   administrative expense                     13,904                  12,967
                                             -------                 -------
   Operating income                           18,629                  14,597

Interest expense                              (1,240)                 (1,377)
Other income, net                              1,880                   1,473
                                             -------                 -------
   Income before income taxes                 19,269                  14,693

Current income tax expense                    (5,261)                 (4,268)
Deferred income tax expense                     (716)                   (375)
                                             -------                 -------
   Total income tax expense                   (5,977)                 (4,643)
                                             -------                 -------

Net income                               $    13,292             $    10,050
                                             =======                 =======

Net income per share:

   Primary:
      Average shares outstanding              19,368                  18,898

      Net income                         $      0.69             $      0.53
                                             =======                 =======

   Fully diluted:
      Average shares outstanding              19,464                  18,956

      Net income                         $      0.68             $      0.53
                                             =======                 =======






See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                         March 30, 1996      December 30, 1995
Assets

Current assets:
   Cash and cash equivalents             $   45,471              $   48,357

   Accounts receivable, less allowance
     for doubtful accounts of $3,021 in
     1996 and $2,986 in 1995                 99,328                  83,712

   Inventories:
     Raw material and supplies                8,433                  14,538
     Work-in-process                         18,803                  17,133
     Finished goods                          37,495                  34,689
                                            -------                 -------
   Total inventories                         64,731                  66,360

   Current deferred income taxes              7,354                   7,354
   Other current assets                       7,826                   5,255
                                            -------                 -------
     Total current assets                   224,710                 211,038

Property, plant and equipment, net          224,116                 221,012
Deferred income taxes                        12,458                  13,174
Other assets                                  5,894                   5,611
                                            -------                 -------
                                         $  467,178              $  450,835
                                            =======                 =======





















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                         March 30, 1996      December 30, 1995
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $   16,837              $   16,249
   Accounts payable                          23,159                  16,931
   Accrued wages and other employee costs    14,393                  14,499
   Other current liabilities                 21,430                  20,205
                                            -------                 -------
     Total current liabilities               75,819                  67,884

Long-term debt                               55,792                  59,653
Pension and postretirement liabilities       14,822                  15,976
Environmental reserves                        9,087                   9,585
Deferred income taxes                         2,734                   2,734
Other noncurrent liabilities                  9,248                   9,128
                                            -------                 -------
     Total liabilities                      167,502                 164,960
                                            -------                 -------

Minority interest in subsidiaries               325                       -

Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                  -                       -
   Series A junior participating preferred
     stock - $1.00 par value; shares
     authorized 15,000; none outstanding          -                       -
   Common stock - $.01 par value; shares
     authorized 20,000,000; issued
     20,000,000; outstanding 17,372,698
     in 1996 and 17,349,498 in 1995             200                     200
   Additional paid-in capital, common       253,842                 253,969
   Retained earnings (Since
     January 1, 1991)                        80,102                  66,810
   Cumulative translation adjustment         (2,514)                 (2,545)
   Treasury common stock, at cost           (32,279)                (32,559)
                                            -------                 -------
   Total stockholders' equity               299,351                 285,875

Commitments and contingencies (Note 2)            -                       -
                                            -------                 -------
                                         $  467,178              $  450,835
                                            =======                 =======





See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                                 For the Quarter Ended
                                         March 30, 1996          April 1, 1995
Cash flows from operating activities
   Net income                            $    13,292             $    10,050
   Adjustments to reconcile net income
     to net cash provided (used) by
     operating activities:
     Depreciation and amortization             4,450                   3,646
     Minority interest in subsidiaries           325                       -
     Deferred income taxes                       716                     375
     Gain on disposal of properties           (1,065)                   (310)
     Changes in assets and liabilities:
       Receivables                           (15,616)                (21,463)
       Inventories                             1,629                  (2,523)
       Other assets                           (3,192)                 (1,846)
       Current liabilities                     7,347                  11,481
       Other liabilities                      (1,532)                   (626)
       Other, net                                 43                      26
                                             -------                 -------
Net cash provided (used)
   by operating activities                     6,397                  (1,190)
                                             -------                 -------
Cash flows from investing activities
   Capital expenditures                       (7,228)                 (8,707)
   Proceeds from sales of properties           1,065                     530
   Escrowed IRB financing                          -                   4,580
                                             -------                 -------
Net cash used by investing activities         (6,163)                 (3,597)
                                             -------                 -------
Cash flows from financing activities
   Repayments of long-term debt               (3,273)                 (3,863)
   Proceeds from sale of treasury stock          153                      98
   Acquisition of treasury stock                   -                  (2,055)
                                             -------                 -------
Net cash used by
   financing activities                       (3,120)                 (5,820)
                                             -------                 -------
Decrease in cash
   and cash equivalents                       (2,886)                (10,607)
Cash and cash equivalents at the
   beginning of the period                    48,357                  34,492
                                             -------                 -------
Cash and cash equivalents at the
   end of the period                     $    45,471             $    23,885
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

     In 1995, the Company declared and effected a two-for-one stock split in the form of a 100 percent stock dividend. All presentations of share data herein, including earnings per share, have been restated to reflect the split for all periods presented.

Note 2 - Commitments and Contingencies

     The Company is subject to normal environmental standards imposed by federal, state and local environmental laws and regulations. Based upon information currently available, management believes that the outcome of pending environmental matters will not materially affect the overall financial position and results of operations of the Company.

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

     Profitability of certain of the Company's product lines is dependent upon the "spreads" between the cost of material and the selling prices of its completed products. The open market price for copper cathode, for example, directly influences the selling price of copper tubing, a principal product manufactured by the Company. The Company attempts to minimize the effects of changes in copper prices by passing base metal costs through to its customers.

     The Company uses the LIFO method of accounting for the copper component of certain of its copper tube and fittings inventories. Management believes the LIFO method results in a better matching of current costs with current revenues. The market price of copper does, however, indirectly effect the carrying value (FIFO basis) of the Company's brass and other inventories. The Company's copper and brass inventories customarily total between 30 to 40 million pounds. "Spreads" fluctuate based upon competitive market conditions.

     The Company also owns various natural resource properties in the Western United States and Canada. It operates a short line railroad in Utah and a placer gold mining operation in Alaska. Additionally, certain other natural resource properties produce rental or royalty income.

Results of Operations

     Net income was $13.3 million, or 69 cents per common share, for the first quarter of 1996, which compares with net income of $10.1 million, or 53 cents per common share, for the same period of 1995.

     During the first quarter of 1996 the Company's net sales were $180.5 million, which compares to net sales of $171.8 million, or a 5.1 percent increase over the same period of 1995. The increase in net sales was primarily attributable to the core manufacturing businesses, which shipped 5.6 percent more pounds of product. These core manufacturing businesses shipped 109.3 million pounds of product in the first quarter of 1996 which compares to 103.4 million pounds in the same quarter of 1995. First quarter operating income increased primarily due to: (i) productivity improvements at its manufacturing plants; (ii) higher sales volumes; and (iii) selective price increases in the tube, fittings and brass rod markets.

     Interest expense for 1996 of approximately $1.2 million is net of capitalized interest of $.3 million related to capital improvement programs at the brass rod mill. The effective tax rate of 31 percent in the first quarter of 1996 reflects the benefits of a lower federal provision relating to the recognition of net operating loss carryforwards and a lower state provision associated with incentive IRB financings.

Liquidity and Capital Resources

     Cash provided by operating activities in the first quarter of 1996 totalled $6.4 million which is primarily attributable to net income and depreciation and amortization, offset by increased accounts receivables.

     During the first quarter of 1996, the Company's capital expenditures totalled $7.2 million which was provided for primarily by cash from operations.

     The Company has a $50 million unsecured line-of-credit agreement (the Credit Facility) which expires on June 30, 1997, but may be extended for successive one year periods by agreement of the parties. At the Company's option, borrowings bear interest at prime less 1/2 of one percent. There are no outstanding borrowings under the Credit Facility. At March 30, 1996, the Company's total debt was $72.6 million or 19.5 percent of its capitalization.

     The Company's financing obligations contain various covenants which require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. The Company is in compliance with all debt covenants.

     Management believes that cash provided by operations and currently available cash of $45.5 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio remains strong at 3.0 to 1.

     The Company's modernization of its low-volume copper fittings plant in Covington, Tennessee will require approximately $7.1 million. This commitment will be funded with cash generated by operations.

Update on Major Capital Improvement Programs

     Mueller has substantially completed the upgrade of its brass rod mill manufacturing processes with an expansion that includes the installation of a new, state-of-the-art indirect extrusion press, new billet heating furnaces, and new material handling systems. Production on the new equipment commenced during the first quarter of 1996, and production transition should be completed by summer.

     Mueller's capital improvement project at its Fulton copper tube mill to upgrade technology and install state-of-the-art tube drawing and handling equipment became operational in the fourth quarter of 1995. The Company expects continued refinements which should further improve operational performance in the mill during 1996.

     The Company's new, high-volume copper fittings plant at Fulton, Mississippi also became operational in the second and third quarters of 1995 and most production lines in this new plant are running today. Yield and productivity continue to improve.

     Another important ongoing program is the modernization of the Company's low-volume copper fittings plant in Covington, Tennessee. Modernization of this facility, which produces a broad range of low-volume copper fittings, is estimated to require approximately $7.1 million in capital improvements and will be completed in 1997.


Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)     Exhibits

          19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended March 30, 1996. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

          99.1     Press Release issued by Mueller Industries, Inc. on
                   April 18, 1996.

  (b) During the quarter ended March 30, 1996, the Registrant filed no Current Reports on Form 8-K.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 18, 1996.


                                    MUELLER INDUSTRIES, INC.


                               /S/ EARL W. BUNKERS
                               Earl W. Bunkers, Executive Vice
                               President and Chief Financial Officer


                               /S/ KENT A. MCKEE
                               Kent A. McKee
                               Vice President Business Development/
                               Investor Relations


                               /S/ RICHARD W. CORMAN
                               Richard W. Corman
                               Director of Corporate Accounting