Form 10-Q
period 1996-06-29
MUELLER INDUSTRIES INC
filed 1996-07-23
CIK 89439

                                      1996


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 29, 1996      Commissions file number 1-6770


                            MUELLER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                              25-0790410
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)


                               6799 GREAT OAKS ROAD
                              MEMPHIS, TN 38138-2572
                     (Address of principal executive offices)


       Registrant's telephone number, including area code: (901) 753-3200
          Securities registered pursuant to Section 12(b) of the Act:


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

The number of shares of the Registrant's common stock outstanding as of July 15, 1996 was 17,386,898.

                            MUELLER INDUSTRIES, INC.

                                   FORM 10-Q

                       For the Period Ended June 29, 1996

                                     INDEX



Part I. Financial Information                                      Page

   Item 1.  Financial Statements (Unaudited)

            a.)  Consolidated Statements of Income
                 for the six-months and quarters ended
                 June 29, 1996 and July 1, 1995.......................3

            b.)  Consolidated Balance Sheets
                 as of June 29, 1996 and December 30, 1995............4

            c.)  Consolidated Statements of Cash Flows
                 for the six-months ended June 29, 1996
                 and July 1, 1995.....................................6

            d.)  Notes to Consolidated Financial Statements...........7


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................7

Part II. Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders......10

   Item 5.  Other Information........................................10

   Item 6.  Exhibits and Reports on Form 8-K.........................11

Signatures...........................................................12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                               For the Quarter Ended  For the Six-Months Ended
                                  June 29,   July 1,       June 29,   July 1,
                                    1996      1995           1996      1995
Net sales                         $189,557  $181,380       $370,072  $353,150

Cost of goods sold                 149,536   149,587        293,068   290,147
                                   -------   -------        -------   -------
Gross profit                        40,021    31,793         77,004    63,003

Depreciation and amortization        4,571     3,763          9,021     7,409
Selling, general, and
   administrative expense           14,919    12,409         28,823    25,376
                                   -------   -------        -------   -------
   Operating income                 20,531    15,621         39,160    30,218

Interest expense                    (1,473)   (1,134)        (2,713)   (2,511)
Other income, net                    1,060     1,102          2,940     2,575
                                   -------   -------        -------   -------
Income before income taxes          20,118    15,589         39,387    30,282

Current income tax expense          (3,294)   (4,419)        (8,555)   (8,687)
Deferred income tax expense         (2,927)     (507)        (3,643)     (882)
                                   -------   -------        -------   -------
   Total income tax expense         (6,221)   (4,926)       (12,198)   (9,569)
                                   -------   -------        -------   -------

Net income                        $ 13,897  $ 10,663       $ 27,189  $ 20,713
                                   =======   =======        =======   =======

Net income per share:

   Primary:
      Average shares outstanding    19,525    19,099         19,457    19,012
      Net income                  $   0.71  $   0.56       $   1.40  $   1.09
                                   =======   =======        =======   =======

   Fully diluted:
      Average shares outstanding    19,550    19,201         19,550    19,227
      Net income                  $   0.71  $   0.56       $   1.39  $   1.08
                                   =======   =======        =======   =======







See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                         June 29, 1996     December 30, 1995
Assets

Current assets:
   Cash and cash equivalents             $   52,804              $   48,357

   Accounts receivable, less allowance
     for doubtful accounts of $2,821 in
     1996 and $2,986 in 1995                107,218                  83,712

   Inventories:
     Raw material and supplies               14,752                  14,538
     Work-in-process                         18,586                  17,133
     Finished goods                          35,041                  34,689
                                            -------                 -------
   Total inventories                         68,379                  66,360

   Current deferred income taxes              6,570                   7,354
   Other current assets                       9,386                   5,255
                                            -------                 -------
     Total current assets                   244,357                 211,038

Property, plant and equipment, net          223,699                 221,012
Deferred income taxes                        10,467                  13,174
Other assets                                  5,617                   5,611
                                            -------                 -------
                                         $  484,140              $  450,835
                                            =======                 =======





















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                         June 29, 1996     December 30, 1995
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $   16,177              $   16,249
   Accounts payable                          24,479                  16,931
   Accrued wages and other employee costs    16,268                  14,499
   Other current liabilities                 25,192                  20,205
                                            -------                 -------
     Total current liabilities               82,116                  67,884

Long-term debt                               52,900                  59,653
Pension and postretirement liabilities       14,742                  15,976
Environmental reserves                        8,629                   9,585
Deferred income taxes                         2,886                   2,734
Other noncurrent liabilities                  9,238                   9,128
                                            -------                 -------
     Total liabilities                      170,511                 164,960
                                            -------                 -------

Minority interest in subsidiaries               325                       -

Stockholders' equity:
   Preferred stock-shares authorized
     4,985,000; none outstanding                  -                       -
   Series A junior participating preferred
     stock-$1.00 par value; shares
     authorized 15,000; none outstanding          -                       -
   Common stock - $.01 par value; shares
     authorized 50,000,000; issued
     20,000,000; outstanding 17,385,898
     in 1996 and 17,349,498 in 1995             200                     200
   Additional paid-in capital, common       253,750                 253,969
   Retained earnings
     (Since January 1, 1991)                 93,999                  66,810
   Cumulative translation adjustment         (2,534)                 (2,545)
   Treasury common stock, at cost           (32,111)                (32,559)
                                            -------                 -------
   Total stockholders' equity               313,304                 285,875

Commitments and contingencies (Note 2)            -                       -
                                            -------                 -------
                                         $  484,140              $  450,835
                                            =======                 =======





See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                                   For the Six-Months Ended
                                                June 29, 1996   July 1, 1995
Operating activities
   Net income                                   $  27,189       $  20,713
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                  9,021           7,409
     Minority interest in subsidaries                 325               -
     Deferred income taxes                          3,643             882
     Gain on disposal of properties                (1,366)           (584)
     Changes in assets and liabilities:
       Receivables                                (23,506)        (32,383)
       Inventories                                 (2,019)          1,024
       Other assets                                (4,812)         (2,320)
       Current liabilities                         14,304          12,676
       Other liabilities                           (2,080)           (699)
       Other, net                                       9             138
                                                  -------         -------
Net cash provided by operating activities          20,708           6,856
                                                  -------         -------
Investing activities
   Capital expenditures                           (11,031)        (23,682)
   Proceeds from sales of properties                1,366             834
   Escrowed IRB financing                               -          10,484
                                                  -------         -------
Net cash used by investing activities              (9,665)        (12,364)
                                                  -------         -------
Financing activities
   Repayments of long-term debt                    (6,825)         (7,506)
   Proceeds from sale of treasury stock               229              98
   Acquisition of treasury stock                        -          (2,055)
                                                  -------         -------
Net cash used by financing activities              (6,596)         (9,463)
                                                  -------         -------
Increase (decrease) in cash and cash equivalents    4,447         (14,971)
Cash and cash equivalents at the
   beginning of the period                         48,357          34,492
                                                  -------         -------
Cash and cash equivalents at the
   end of the period                            $  52,804       $  19,521
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

     The Company uses the LIFO method of accounting for the copper component of certain of its copper tube and fittings inventories. Management believes the LIFO method results in a better matching of current costs with current revenues. The market price of copper does, however, indirectly affect the carrying value (FIFO basis) of the Company's brass and other inventories. The Company's copper and brass inventories customarily total between 30 to 40 million pounds. "Spreads" fluctuate based upon competitive market conditions.

     The Company also owns various natural resource properties in the Western United States and Canada. It operates a short line railroad in Utah and a placer gold mining operation in Alaska. Additionally, certain other natural resource properties produce rental or royalty income.

Results of Operations

     Net income was $13.9 million, or 71 cents per common share, for the second quarter of 1996, which compares with net income of $10.7 million, or 56 cents per common share, for the same period of 1995. Year-to-date, net income was $27.2 million, or $1.40 per common share, which compares to net income of $20.7 million or $1.09 per common share, for 1995.

     During the second quarter of 1996, the Company's net sales were $189.6 million, which compares to net sales of $181.4 million, or a 4.5 percent increase over the same period of 1995. Net sales were $370.1 million in the first-half of 1996 versus $353.2 million in 1995. The increase in first-half net sales was primarily attributable to a 6.6 percent increase in pounds of product shipped. The Company's manufacturing businesses shipped 114.3 million pounds of product in the second quarter of 1996 which compares to 106.3 million pounds in the same quarter of 1995. Second quarter and first-half gross profit increased primarily due to: (i) price improvements in certain product lines; (ii) yield and productivity improvements of manufacturing operations; and (iii) higher sales volumes. Selling, general and administrative expenses increased due to higher sales activity and expenses associated with relocating the corporate offices.

     Interest expense for the second quarter and first-half of 1996 increased approximately $0.3 million and $0.2 million, respectively. In 1995, interest expense was lower due to capitalized interest related to capital improvement programs at the copper tube mill, the brass rod mill, and the high-volume copper fittings factory. The effective tax rate of 30.9 percent in the second quarter and first-half of 1996 reflects the benefits of lower federal provisions relating to the recognition of net operating loss carry forwards and lower state provisions associated with incentive IRB financings.

Liquidity and Capital Resources

     Cash provided by operating activities in the first-half of 1996 totaled $20.7 million which is primarily attributable to net income and depreciation and amortization, offset by changes in other assets and liabilities.

     During the first-half of 1996, the Company's capital expenditures totaled $11.0 million which was provided for primarily by cash from operations.

     The Company has a $50.0 million unsecured line-of-credit agreement (the Credit Facility) which expires on June 30, 1997, but may be extended for successive one year periods by agreement of the parties. At the Company's option, borrowings bear interest at prime less 1/2 of one percent or at other options. There are no outstanding borrowings under the Credit Facility. At June 29, 1996, the Company's total debt was $69.1 million or 18.1 percent of its capitalization.

     The Company's financing obligations contain various covenants which require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. The Company is in compliance with all debt covenants.

     Management believes that cash provided by operations and currently available cash of $52.8 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio remains strong at 3.0 to 1.

      The Company's modernization of its low-volume copper fittings plant in Covington, Tennessee will require approximately $7.1 million. The Company, through its wholly-owned subsidiary, Utah Railway Company, also committed approximately $2.7 million for the construction of trackage to serve a new coal loadout facility. This commitment, which is contingent upon completion of the merger between the Southern Pacific and Union Pacific railroads (see Item 5, Other Matters), secures exclusive access to a new customer for Utah Railway Company. These commitments will be funded with cash generated by operations.

Update on Major Capital Improvement Programs

     Mueller has substantially completed the upgrade of its brass rod mill manufacturing processes with an expansion that includes the installation of a new, state-of-the-art indirect extrusion press, new billet heating furnaces, and new material handling systems. Production on the new equipment commenced during the first quarter of 1996, and production transition should be completed during the summer.

     Mueller's capital improvement project at its Fulton copper tube mill to upgrade technology and install state-of-the-art copper tube drawing and handling equipment became operational in the fourth quarter of 1995. The Company expects continued refinements which should further improve operational performance in the mill during 1996.

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

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 8, 1996, the Company held its Annual Meeting of Stockholders at which three proposals were voted upon: (i) election of directors;
(ii) increase the number of authorized shares of common stock from 20,000,000 to 50,000,000; and (iii) the appointment of auditors.

     The following persons were duly elected to serve, subject to the Company's Bylaws, as Directors of the Company until the next Annual Meeting, or until election and qualification of their successors:

                                    Votes in Favor       Votes Withheld

     Robert B. Hodes                  13,363,069            783,065
     Harvey L. Karp                   13,358,455            787,679
     Allan Mactier                    13,597,843            548,291
     William D. O'Hagan               13,365,167            780,967
     Robert J. Pasquarelli            13,598,623            547,511

     The proposal to increase the number of authorized shares of common stock to 50,000,000 was approved by 10,496,897 votes in favor, 3,595,739 votes against, with 53,498 votes abstaining.

     The proposal to approve the appointment of Ernst & Young LLP as the Company's auditors was ratified by 14,122,987 votes in favor, 8,966 votes against and 14,181 votes abstaining.

     There were no broker non-votes pertaining to these proposals.

Item 5.     Other Information

     The following discussion updates the disclosure in Item 1, Business, in the Company's Annual Report on Form 10-K, for the year ended
December 30, 1995.

Environmental Matters

     The following matters relate to the Company's wholly-owned subsidiary, Mining Remedial Recovery Company (MRRC).

     1.     Cleveland Mill Site
     Bids to process the Cleveland Mill tailings were solicited from potential processors; however, no bids were received from processors acceptable to the Environmental Protection Agency (EPA). MRRC, Bayard and a third party have proposed to the regulatory agencies to move the tailings to permanent storage at MRRC's Hanover site in Grant County, New Mexico, and be included as part of MRRC's ongoing plan to regrade and cap tailings at the Hanover site.

     2.      Hanover and Bullfrog Sites
     MRRC has now delayed completion of its regrading and capping project at its Hanover site, pending a decision on storage of the tailings from the nearby Cleveland Mill site.

     3.     Mammoth Mine Site
     In April, 1996, MRRC settled its lawsuit with Alta Gold. MRRC paid Alta Gold $380,000 and acquired all of Alta Gold's patented mining claims and other property located in Shasta County (approximately 4,000 acres). MRRC intends to remediate the mine sites on this acquired property as part of its overall efforts at Mammoth.

     4.     U.S.S. Lead
     In May, 1996, U.S.S. Lead Refinery, Inc.'s plan for interim cleanup measures at its East Chicago, Indiana site was approved and implementation is pending EPA's response to public comments.

Other Matters

     In January, 1996, the Utah Railway entered into an agreement with Union Pacific Railroad (UP) whereby Utah Railway granted UP rights to allow a third party railroad to operate over a portion of Utah Railway track. In exchange, UP granted limited rights to Utah Railway for operations over Southern Pacific
(SP) tracks to Grand Junction, Colorado and access to additional customers. The agreement is contingent on the regulatory approval of the UP/SP merger, which in July, 1996, was unanimously approved by the Federal Surface Transportation Board (the STB). The STB's final order of regulatory approval is expected later in 1996.

Item 6.     Exhibits and Reports on Form 8-K

     (a)     Exhibits

             19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended June 29, 1996. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

             27.1     Financial data schedules.

             99.1 Press Release issued by Mueller Industries, Inc. on July 18, 1996.

     (b) During the quarter ended June 29, 1996, the Registrant filed no Current Reports on Form 8-K.

Items 1, 2, and 3 are not applicable and have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 22, 1996.

                                        MUELLER INDUSTRIES, INC.

                                        /S/ EARL W. BUNKERS
                                        Earl W. Bunkers, Executive Vice
                                        President and Chief Financial Officer

                                        /S/ KENT A. MCKEE
                                        Kent A. McKee
                                        Vice President Business
                                        Development/Investor Relations

                                        /S/ RICHARD W. CORMAN
                                        Richard W. Corman
                                        Director of Corporate Accounting