Form 10-Q
period 1996-09-28
MUELLER INDUSTRIES INC
filed 1996-10-18
CIK 89439

                                      1996


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 28, 1996  Commissions file number 1-6770


                            MUELLER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                              25-0790410
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)


                          6799 GREAT OAKS ROAD, SUITE 200
                              MEMPHIS, TN 38138-2572
                     (Address of principal executive offices)


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

The number of shares of the Registrant's common stock outstanding as of October 18, 1996 was 17,427,338.

                            MUELLER INDUSTRIES, INC.

                                   FORM 10-Q

                     For the Period Ended September 28, 1996

                                     INDEX



Part I. Financial Information                                      Page

   Item 1.  Financial Statements (Unaudited)

            a.)  Consolidated Statements of Income
                 for the nine-months and quarters ended
                 September 28, 1996 and September 30, 1995............3

            b.)  Consolidated Balance Sheets
                 as of September 28, 1996 and December 30, 1995.......5

            c.)  Consolidated Statements of Cash Flows
                 for the nine-months ended September 28, 1996
                 and September 30, 1995...............................7

            d.)  Notes to Consolidated Financial Statements...........8


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................8

Part II. Other Information

   Item 5.  Other Information........................................11

   Item 6.  Exhibits and Reports on Form 8-K.........................12

Signatures...........................................................12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            MUELLER INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                      (In thousands, except per share data)
                                                    For the Quarter Ended
                                                September 28,    September 30,
                                                    1996             1995
Net sales                                       $    175,991     $    171,549

Cost of goods sold                                   133,204          137,410
                                                 -----------      -----------
Gross profit                                          42,787           34,139

Depreciation and amortization                          4,697            4,098
Selling, general, and administrative expense          12,809           13,011
                                                 -----------      -----------
   Operating income                                   25,281           17,030

Interest expense                                      (1,400)            (820)
Environmental reserves                                (1,945)            (955)
Other income, net                                      1,424            1,736
                                                 -----------      -----------
Income before income taxes                            23,360           16,991

Current income tax expense                            (8,532)          (4,202)
Deferred income tax benefit (expense)                  1,354           (1,184)
                                                 -----------      -----------
   Total income tax expense                           (7,178)          (5,386)
                                                 -----------      -----------

Net income                                      $     16,182     $     11,605
                                                 ===========      ===========

Net income per share:

   Primary:
      Average shares outstanding                      19,520           19,263
      Net income                                $       0.83     $       0.60
                                                 ===========      ===========

   Fully diluted:
      Average shares outstanding                      19,550           19,263
      Net income                                $       0.83     $       0.60
                                                 ===========      ===========







See accompanying notes to consolidated financial statements.

                            MUELLER INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                      (In thousands, except per share data)
                                                  For the Nine-Months Ended
                                                September 28,    September 30,
                                                    1996             1995
Net sales                                       $    546,063     $    524,699

Cost of goods sold                                   426,272          427,557
                                                 -----------      -----------
Gross profit                                         119,791           97,142

Depreciation and amortization                         13,718           11,507
Selling, general, and administrative expense          41,632           38,387
                                                 -----------      -----------
   Operating income                                   64,441           47,248

Interest expense                                      (4,113)          (3,331)
Environmental reserves                                (1,945)            (955)
Other income, net                                      4,364            4,311
                                                 -----------      -----------
Income before income taxes                            62,747           47,273

Current income tax expense                           (17,087)         (12,889)
Deferred income tax expense                           (2,289)          (2,066)
                                                 -----------      -----------
   Total income tax expense                          (19,376)         (14,955)
                                                 -----------      -----------

Net income                                      $     43,371     $     32,318
                                                 ===========      ===========

Net income per share:

   Primary:
      Average shares outstanding                      19,477           19,115
      Net income                                $       2.23     $       1.69
                                                 ===========      ===========

   Fully diluted:
      Average shares outstanding                      19,534           19,256
      Net income                                $       2.22     $       1.68
                                                 ===========      ===========









See accompanying notes to consolidated financial statements.

                            MUELLER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)
                                                September 28,    December 30,
                                                    1996             1995
Assets

Current assets:
   Cash and cash equivalents                    $     77,528     $     48,357

   Accounts receivable, less allowance
     for doubtful accounts of $2,844 in
     1996 and $2,986 in 1995                         104,468           83,712

   Inventories:
     Raw material and supplies                        10,750           14,538
     Work-in-process                                  16,296           17,133
     Finished goods                                   42,646           34,689
                                                 -----------      -----------
   Total inventories                                  69,692           66,360

   Current deferred income taxes                       7,002            7,354
   Other current assets                                5,880            5,255
                                                 -----------      -----------

      Total current assets                           264,570          211,038

Property, plant and equipment, net                   221,171          221,012
Deferred income taxes                                 11,320           13,174
Other assets                                           5,361            5,611
                                                 -----------      -----------

                                                $    502,422     $    450,835
                                                 ===========      ===========


















See accompanying notes to consolidated financial statements.

                            MUELLER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                       (In thousands, except share data)
                                                September 28,    December 30,
                                                    1996             1995
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt            $     15,234     $     16,249
   Accounts payable                                   22,069           16,931
   Accrued wages and other employee costs             18,868           14,499
   Other current liabilities                          26,164           20,205
                                                 -----------      -----------

     Total current liabilities                        82,335           67,884

Long-term debt                                        51,327           59,653
Pension and postretirement liabilities                16,078           15,976
Environmental reserves                                 9,642            9,585
Deferred income taxes                                  2,817            2,734
Other noncurrent liabilities                           9,263            9,128
                                                 -----------      -----------

     Total liabilities                               171,462          164,960
                                                 -----------      -----------

Minority interest in subsidiaries                        459                -

Stockholders' equity:
   Preferred stock-shares authorized
     4,985,000; none outstanding                           -                -
   Series A junior participating preferred
     stock-$1.00 par value; shares authorized
     15,000; none outstanding                              -                -
   Common stock-$.01 par value; shares
     authorized 50,000,000; issued 20,000,000;
     outstanding 17,427,338 in 1996 and
     17,349,498 in 1995                                  200              200
   Additional paid-in capital, common                254,231          253,969
   Retained earnings (since January 1, 1991)         110,181           66,810
   Cumulative translation adjustments                 (2,509)          (2,545)
   Treasury common stock, at cost                    (31,602)         (32,559)
                                                 -----------      -----------

   Total stockholders' equity                        330,501          285,875

Commitments and contingencies (Note 2)                     -                -
                                                 -----------      -----------

                                                $    502,422     $    450,835
                                                 ===========      ===========

See accompanying notes to consolidated financial statements.

                            MUELLER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                  For the Nine-Months Ended
                                                September 28,    September 30,
                                                    1996             1995
Operating activities
   Net income                                   $     43,371     $     32,318
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                    13,718           11,507
     Minority interest in subsidiaries                   459                -
     Deferred income taxes                             2,289            2,066
     Gain on disposal of properties                   (1,442)          (1,081)
     Changes in assets and liabilities:
       Receivables                                   (20,756)         (29,304)
       Inventories                                    (3,332)           4,634
       Other assets                                   (1,325)            (309)
       Current liabilities                            15,466           15,155
       Other liabilities                                 294           (2,656)
       Other, net                                         61              631
                                                 -----------      -----------

Net cash provided by operating activities             48,803           32,961
                                                 -----------      -----------

Investing activities
   Capital expenditures                              (15,167)         (34,555)
   Proceeds from sales of properties                   3,657            1,137
   Escrowed IRB financing                                  -           12,703
                                                 -----------      -----------

Net cash used by investing activities                (11,510)         (20,715)
                                                 -----------      -----------

Financing activities
   Repayments of long-term debt                       (9,341)         (14,288)
   Proceeds from the sale of treasury stock            1,219              781
   Acquisition of treasury stock                           -           (2,055)
                                                 -----------      -----------

Net cash used by financing activities                 (8,122)         (15,562)
                                                 -----------      -----------

Increase (decrease) in cash and cash equivalents      29,171           (3,316)
Cash and cash equivalents at the
   beginning of the period                            48,357           34,492
                                                 -----------      -----------
Cash and cash equivalents at the
   end of the period                            $     77,528     $     31,176
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

Note 2 - Commitments and Contingencies

     The Company is subject to normal environmental standards imposed by federal, state and local environmental laws and regulations. Management believes that the outcome of pending environmental matters will not materially affect the overall financial position or results of operations of the Company.

     In addition, the Company is involved in certain litigation as either plaintiff or defendant as a result of claims that arise in the ordinary course of business which management believes will not have a material affect on the Company's financial condition or results of operations.

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

     The Company uses the LIFO method of accounting for the copper metal component of certain of its copper tube and fittings inventories.
Management believes the LIFO method results in a better matching of current costs with current revenues. The market price of copper does, however, indirectly affect the carrying value (FIFO basis) of the Company's brass and other inventories. The Company's copper and brass inventories customarily total between 30 to 40 million pounds. "Spreads" fluctuate based upon competitive market conditions.

     The Company also owns various natural resource properties in the Western United States and Canada. It operates a short line railroad in Utah and a placer gold mining operation in Alaska. Additionally, certain other natural resource properties produce royalty and other income.

Results of Operations

     Net income was $16.2 million, or 83 cents per common share, for the third quarter of 1996, which compares with net income of $11.6 million, or 60 cents per common share, for the same period of 1995. Year-to-date, net income was $43.4 million, or $2.23 per common share, which compares to net income of $32.3 million or $1.69 per common share, for 1995.

     During the third quarter of 1996, the Company's net sales were $176.0 million, which compares to net sales of $171.5 million, or a 3 percent increase over the same period of 1995. Net sales were $546.1 million in the first three quarters of 1996 versus $524.7 million in 1995. The Company's core manufacturing businesses shipped 113.1 million pounds of product in the third quarter of 1996 which compares to 90.9 million pounds in the same quarter of 1995. Year-to-date and third quarter operating income increased primarily due to: (i) higher shipment volumes; (ii) yield and productivity improvements at its manufacturing operations; and (iii) spread improvements in certain product lines, including copper tube and plastic fittings.

     Compared to the same periods of 1995, interest expense for the third quarter of 1996 increased to $1.4 million and year-to-date 1996 increased to $4.1 million. The Company is no longer capitalizing interest related to capital improvement programs at the copper tube mill, the brass rod mill, and the high-volume copper fittings factory. A charge of $1.9 million for environmental reserves was recorded; the amount results from updated estimates for costs associated with various, previously identified sites. The effective tax rate of 30.7 percent in the third quarter of 1996 reflects the benefits of a lower federal provision relating to the recognition of net operating loss carryforwards and a lower state provision associated primarily with incentive IRB financings.

Liquidity and Capital Resources

     Cash provided by operating activities in the first three quarters of 1996 totaled $48.8 million which is primarily attributable to net income, depreciation and amortization, and increases in current liabilities offset by an increase in accounts receivable. The increase in accounts receivable reflects the favorable increase in sales activity.

     During the first three quarters of 1996, the Company's capital expenditures totaled $15.2 million which was provided for by cash from operations.

     The Company has a $50.0 million unsecured line-of-credit agreement (the Credit Facility) which expires on June 30, 1997, but may be extended for successive one year periods by agreement of the parties. At the Company's option, borrowings bear interest at prime less 1/2 of one percent or at other options. There are no outstanding borrowings under the Credit Facility. At September 28, 1996, the Company's total debt (including the current portion) was $66.6 million or 16.8 percent of its capitalization.

     The Company's financing obligations contain various covenants which require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. The Company is in compliance with all debt covenants.

     Management believes that cash provided by operations and currently available cash of $77.5 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio remains strong at 3.2 to 1.

     The Company's modernization of its copper fittings plant in Covington, Tennessee will require approximately $7.0 million, of which approximately $3.4 million has been approved. The Company, through its wholly-owned subsidiary, Utah Railway Company, also committed approximately $2.7 million for the construction of trackage to serve a new coal loadout facility. This commitment secures exclusive access to a new customer for the Utah Railway Company. These commitments will be funded with cash generated by operations.

Update on Capital Improvement Programs

     Mueller has completed the upgrade of its brass rod mill manufacturing processes with an expansion that includes the installation of a new, state-of-the-art, indirect extrusion press, new billet heating furnaces, and new material handling systems. Production on the new equipment commenced during the first quarter of 1996.

     Mueller's capital improvement project at its Fulton copper tube mill to upgrade technology and install state-of-the-art copper tube drawing and handling equipment became operational in the fourth quarter of 1995. The Company expects continued refinements which should further improve operational performance in the mill during 1996.

     The Company's new, high-volume copper fittings plant at Fulton, Mississippi became operational in the second and third quarters of 1995 and most production lines in this new plant are running today. Yield and productivity continue to improve.

     Another important ongoing program is the modernization of the Company's low-volume copper fittings plant in Covington, Tennessee. The Company is currently evaluating the scope of this project.

Part II. OTHER INFORMATION

Item 5.     Other Information

     The following discussion updates the disclosure in Item 1, Business, in the Company's Annual Report on Form 10-K, for the year ended December 30, 1995.

Environmental Matters

Mining Remedial Recovery Company (MRRC)

      1. Cleveland Mill Site

      MRRC, Bayard and a third party are negotiating with the New Mexico Environmental Department about the terms of a consent order which would permit placement of the Cleveland Mill site mill tailings at the nearby Hanover site.

      2. Hanover

      Regrading and capping of the remaining twenty acres at Hanover has been deferred pending a decision on storage of tailings from the nearby Cleveland Mill site.

      3. USS Lead

      In August, 1996, U.S.S. Lead Refinery, Inc. (USS Lead) began demolition of buildings and other limited environmental stabilization and clean up at its East Chicago, Indiana site that could be accomplished prior to finalization of its interim cleanup plan. In response to public comments concerning USS Lead's plan for interim cleanup measures at this site, USS Lead and the Environmental Protection Agency are discussing amending the interim workplan to cover changes to the workplan at the site and to include certain offsite testing and monitoring.

Other Matters

     In January, 1996, the Utah Railway entered into an agreement with Union Pacific Railroad (UP) whereby Utah Railway granted UP rights to allow a third party railroad to operate over a portion of Utah Railway track. In exchange, UP granted limited rights to Utah Railway for operations over Southern Pacific (SP) tracks to Grand Junction, Colorado and access to additional customers. The agreement is contingent on the regulatory approval of the UP/SP merger. The Federal Surface Transportation Board (the
STB) unanimously issued a final order of regulatory approval in September, 1996. The STB's final order is being challenged by third parties.

Item 6.     Exhibits and Reports on Form 8-K

      (a)  Exhibits

           19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended September 28, 1996. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

           99.1 Press Release issued by Mueller Industries, Inc. on October 16, 1996.

      (b) During the quarter ended September 28, 1996, the Registrant filed no Current Reports on Form 8-K.

Items 1, 2, 3, and 4 are not applicable and have been omitted.


                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 18, 1996.

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