Form 10-K
period 1996-12-28
MUELLER INDUSTRIES INC
filed 1997-03-24
CIK 89439

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1996      Commission file number 1-6770

                            MUELLER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                             25-0790410
     (State or other jurisdiction                (I.R.S. Employer
   of incorporation or organization)            Identification No.)

                       6799 GREAT OAKS ROAD, SUITE 200
                          MEMPHIS, TENNESSEE  38138
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_X_].

The number of shares of the Registrant's common stock outstanding as of March 12, 1997 was 17,485,988, excluding 2,514,012 treasury shares. The aggregate market value of the 15,931,835 shares of common stock held by non affiliates of the Registrant was $702,992,000 at March 12, 1997 (based on the closing price on the consolidated transaction reporting system on that date).

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into this
Report: (1) Registrant's Annual Report to Stockholders for the year ended December 28, 1996 (Part I and II); Registrant's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, scheduled to be mailed on or about March 18, 1997 (Part III).

                            MUELLER INDUSTRIES, INC.


As used in this report, the terms "Company," "Mueller" and "Registrant" mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.


                               TABLE OF CONTENTS

                                                                      Page

PART I
   Item 1.     Business..................................................3
   Item 2.     Properties................................................9
   Item 3.     Legal Proceedings........................................11
   Item 4.     Submission of Matters to a Vote of Security Holders......11


PART II
   Item 5.     Market for the Registrant's Common Stock and Related
                  Stockholder Matters...................................12
   Item 6.     Selected Financial Data..................................12
   Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................12
   Item 8.     Financial Statements and Supplementary Data..............12
   Item 9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure...................12


PART III
   Item 10.    Directors and Executive Officers of the Registrant.......12
   Item 11.    Executive Compensation...................................13
   Item 12.    Security Ownership of Certain Beneficial Owners
                  and Management........................................13
   Item 13.    Certain Relationships and Related Transactions...........13


Part IV
   Item 14.    Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K...........................................13


Signatures..............................................................16

                                     PART I


ITEM 1.     BUSINESS


Introduction

     The Company is a leading fabricator of copper, brass, plastic and aluminum products. The range of these products is broad: copper tube and fittings; brass and copper alloy rods, bars and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic fittings and valves; refrigeration valves, driers and flare fittings; and copper alloy tubing, aluminum tubing and fabricated tubular products. These operations ("Manufacturing Segment") accounted for approximately 97% of the Company's total net sales and 84% of total identifiable assets on a consolidated basis in 1996. The Company markets its products to the heating and air conditioning, refrigeration, plumbing, hardware and other industries. Mueller operates sixteen factories in the United States, Canada, and the United Kingdom and has distribution facilities in each of these countries and sales representation worldwide.

     The Company's natural resource operations are conducted through its wholly-owned subsidiaries Arava Natural Resources Company, Inc. ("Arava") and Alaska Gold Company ("Alaska Gold"). Natural resource operations consist principally of the operation of a short line railroad in Utah and a placer gold mining operation in Alaska.

     Information concerning net sales, operating income, and identifiable assets of each segment appears under "Note 13 - Industry Segments" in the Notes to Consolidated Financial Statements in Mueller's Annual Report to Stockholders for the year ended December 28, 1996. Such information is incorporated herein by reference.

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

     The Company's manufacturing facilities have operated at high levels during 1996, 1995, and 1994.

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

     Competition

     The businesses in which Mueller is engaged are highly competitive. The principal methods of competition for Mueller's products are customer service and availability. No material portion of Mueller's business is dependent upon a single customer or a small group of related customers. The total amount of order backlog for Mueller's products on December 28, 1996 and December 30, 1995 was not significant.

     The Company competes with various companies depending on the product line. In copper tubing, the domestic competition includes Cerro Copper Products Co., Inc., Halstead Industries, Inc., Reading Tube Corporation, and Wolverine Tube, Inc. as well as many actual and potential foreign competitors. Additionally, it competes with a large number of manufacturers of substitute products made from plastic, iron and steel. In the copper fittings market, competitors include Elkhart Products, a division of Amcast Industrial Corporation, and NIBCO, Inc. The plastic fittings competitors include more than a dozen companies. The brass rod competitors include Cerro Metal Products Company, Inc., Chase Brass Industries, Inc., Extruded Metals Inc., and others both domestic and foreign. As illustrated above, no other single competitor offers such a wide ranging product line; management believes that this is a competitive advantage in some markets.

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

     Short Line Railroad

     Utah Railway Company ("Utah Railway"), a wholly-owned subsidiary of Arava, operates over approximately 100 miles of railroad track in Utah. Utah Railway serves four major customers pursuant to long-term contracts which account for more than 75% of tonnage hauled. The Utah Railway transports more than six million tons of coal per year to an interchange point at Provo, Utah, although annual tonnage may vary significantly due to fluctuations in the production from the coal mines on the Utah Railway's lines and the demand for export coal. The coal is then transported by connecting railroads to various customers including electric utilities, cement plants, west coast export facilities and others at destinations throughout the West.

     In February, 1996, Utah Railway entered into an agreement with Union Pacific Railroad (UP) whereby UP was granted rights to operate over a portion of Utah Railway track. In exchange, UP granted limited rights to Utah Railway for operations over Southern Pacific (SP) tracks to Grand Junction, Colorado and access to additional coal customers.

     Gold Mining

     Alaska Gold mines placer gold in Nome, Alaska. Alaska Gold produced 22,918 net ounces of gold in 1996, 18,731 net ounces of gold in 1995, 14,173 net ounces of gold in 1994, 22,440 net ounces of gold in 1993, and 17,965 net ounces of gold in 1992, at a net production cost of $352 per ounce in 1996, $307 per ounce in 1995, $376 per ounce in 1994, $280 per ounce in 1993, and $306 per ounce in 1992. Based on the results of past exploratory drilling, Alaska Gold believes there may be various areas available on its properties to sustain open pit mining for ten years.

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

     Other Natural Resources Properties

     The Company also has interests in various mineral properties located in the United States. None of these mineral properties are significant to the Company's business, and they may be sold, developed, or leased.

     United States Fuel Company ("U.S. Fuel"), a wholly-owned subsidiary of Arava, owns approximately 8,900 acres of coal properties and leases an additional 2,700 acres. U.S. Fuel mined steam coal by the deep-mine process at its coal properties located in Carbon and Emery Counties, Utah, until coal production ceased in March 1993. Currently, these properties are undergoing environmental remediation. The Company continues to pursue divestiture of these properties.

     In 1992, Ruby Hill Mining Company ("Ruby Hill") entered into a four-year Exploration Agreement with a Purchase Option (the "Exploration Agreement") with Homestake Mining Company of California ("Homestake") for its property near Eureka, Nevada. Homestake has a substantial exploration and drilling program underway on the property. In 1994, Homestake exercised its option to purchase the property; the total purchase price is $4 million payable over up to a six-year period depending on timing of production decisions and commencement of production. As of December 28, 1996, the Company has received and recognized as gains $2.0 million of the total purchase price. If Homestake produces a total of 500,000 ounces of gold or "gold equivalents" of other metals from this property, Ruby Hill is thereafter entitled to a three percent net smelter return royalty, after deduction for certain taxes and transportation. Arava owns 81% of the stock of Richmond-Eureka Mining Company, which owns 75% of the stock of Ruby Hill.

Labor Relations

     At December 28, 1996, the Company employed approximately 2,350 employees of which approximately 1,100 were represented by various unions. A majority of the unionized employees are under contracts which expire in 1999.

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

     Mueller's provision for environmental compliance includes charges of $2.0 million in 1996, $1.4 million in 1995, $2.9 million in 1994, and $1.1 million in 1993. Except as discussed below, the Company does not anticipate that it will need to make material expenditures for such compliance activities during the remainder of the 1997 fiscal year, or for the next two fiscal years.

     Mining Remedial Recovery Company ("MRRC"), a wholly-owned subsidiary of Arava, was formed for the purpose of managing the remediation of certain properties and the appropriate disposition thereof.

     1.     Cleveland Mill Site

     In 1993, the EPA issued special notice letters to all known potentially responsible parties ("PRPs") regarding the Cleveland Mill Superfund Site in Grant County, New Mexico. In response, MRRC, Bayard Mining Corp. ("Bayard"), a wholly-owned subsidiary of Arava, and a third party filed a good faith offer to implement the remedy set forth in the EPA's Record of Decision ("ROD"). Total future costs for remediating the site were estimated by the EPA in the ROD at approximately $6.2 million. MRRC and Bayard, along with said third party, have entered into a consent decree relating to the site and have agreed to an allocation formula requiring Bayard and MRRC to pay 29.20% of future costs. The third party has agreed to pay the balance. No satisfactory bids to process the Cleveland Mill tailings were received and MRRC, Bayard and said third party are negotiating with the New Mexico Environmental Department about the terms of a consent order which would permit placement of the Cleveland Mill site mill tailings at the nearby Hanover site.

     2.     Hanover Site

     MRRC owns 80 acres in Grant County, New Mexico called the Hanover site, which contains in excess of 3.0 million cubic yards of mill tailings. A voluntary plan to regrade and cap the soil at this site has been substantially completed. Regrading and capping of approximately twenty acres at Hanover has been deferred pending a decision on storage of tailings from the nearby Cleveland Mill site.

     3.     Mammoth Mine Site

     MRRC owns title to some inactive mines in Shasta County, California. MRRC has continued a program begun in the late 1980s of sealing mine portals with concrete plugs in mine adits which were discharging water. The sealing program has achieved a reduction in the metal load in discharges from these adits; however, additional reductions are being required. In addition, during 1996, the California Regional Water Quality Control Board issued an Order whereby MRRC is required to perform certain studies to establish planning for future remedial actions. MRRC has commenced these activities as described by the Order and has performed other remediation activities to improve the quality of water discharges.

     In April, 1996, MRRC settled a Lawsuit from an adjoining landowner. As part of the settlement, MRRC acquired approximately 4,000 acres of patented mining claims and other property located in Shasta County. MRRC intends to remediate the mine sites on this acquired property as part of its overall efforts at Mammoth.

     4.     U.S.S. Lead

     In 1991, U.S.S. Lead Refinery, Inc. ("Lead Refinery"), responded to an information request from EPA under Superfund for information on whether Lead Refinery arranged for the disposal of hazardous substances in the vicinity of the Grand Calumet River/Indiana Harbor Ship Canal. By letter dated February 4, 1997, the Indiana Department of Environmental Management
(IDEM) notified Lead Refinery that a preassessment screening of the Grand Calumet River and the Indiana Harbor Canal conducted pursuant to Superfund, had identified releases of hazardous substances from Lead Refinery and other PRPs that had adversely impacted natural resources. Based on the prescreening assessment, IDEM has requested that Lead Refinery agree to fund the preparation of an assessment plan which will, in part, quantify the loss of natural resources. By letter dated March 11, 1997, lead Refinery responded to the February 4 letter and without waiving its affirmative defenses, stated its willingness to participate in the preparation of an assessment plan. In 1991, Lead Refinery also responded to an information request under Superfund regarding the Lead Refinery site in East Chicago, Indiana. In 1992, EPA advised Lead Refinery of its intent to list the property as a Superfund site. Lead Refinery opposed such listing and, as of March 20, 1997, EPA has deferred such listing.

     In 1993, Lead Refinery entered into a Consent Order with the EPA pursuant to Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"). The Consent Order covers remediation activities at the East Chicago, Indiana site and provides for Lead Refinery to complete certain on-site interim remedial activities and studies that extend off site. In November 1996 the EPA approved, with modifications, the Interim Stabilization Measures Workplan and designated a Corrective Action Management Unit at the Lead Refinery site. Site activities, based on the approval, began during December 1996. The costs for the studies and interim clean up efforts are expected to be approximately $2.5 million, the majority of which would be required to be expended in 1997 and 1998. Once these activities are completed, additional work would likely be needed to investigate and remediate any contamination not addressed by the Consent Order. Lead Refinery, without additional assistance from MRRC, lacks the financial resources needed to complete the additional remediation and intends to seek financial assistance from other PRPs to permit Lead Refinery to conduct a private-party cleanup under RCRA.

     Lead Refinery has been informed by the former owner and operator of a Superfund site located in Pedricktown, New Jersey that it intends to seek CERCLA response costs for alleged shipments of hazardous substances to the site. Lead Refinery has executed an agreement regarding that site, which indefinitely extends the statute of limitations. By letter dated January 26, 1996, Lead Refinery and other PRPs received from EPA, a proposed Administrative Order on Consent to perform the remedial design for operable Unit 1 of the Pedricktown Superfund Site. Lead Refinery determined not to execute the Administrative Order on Consent. Several other PRPs, however, executed the agreement and are conducting the remedial design.

     Miscellaneous

     In 1994, the Company received notice from the EPA that Mueller Brass Co. was a PRP at the Jack's Creek/Sitkin Smelting Superfund Site in Eastern Pennsylvania. Mueller Brass Co. is alleged to have contributed less than 1 percent of the hazardous wastes at this site. Based upon its estimated allocation ranking, its share of the EPA's estimated cleanup costs would be less than $500,000. In November, 1996, Mueller Brass Co. submitted a ballot in support of an alternative cleanup plan proposed by the PRP working group. If the alternative plan is approved by the EPA, Mueller Brass Co.'s portion of the cleanup would be approximately $300,000. A decision by the EPA is expected in 1997.

Other Business Factors

     The Registrant's business is not materially dependent on patents, trademarks, licenses, franchises or concessions held. In addition, expenditures for company-sponsored research and development activities were not material during 1996, 1995, or 1994. No material portion of the Registrant's business involves governmental contracts.


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


Port Huron, MI      13,500 sq. ft.        Formed tube plant.  Produces
                    5.11 acres            copper fittings using cold heading
                                          equipment.

Fulton, MS          405,500 sq. ft.       Copper tube mill.  Facility
                    60.70 acres           includes casting, extruding and
                                          finishing equipment to produce
                                          copper tubing, including tube feed
                                          stock for the Company's copper
                                          fittings plants, Line sets plant,
                                          and Precision Tube factory.


Fulton, MS          70,500 sq. ft.(1)     Copper fittings plant.  High-
                                          volume facility that produces
                                          copper fittings using tube feed
                                          stock from the Company's copper
                                          tube mill.


Fulton, MS          20,000 sq. ft.(2)     Line sets plant.  Produces copper
                                          tube line sets using tube feed
                                          stock from the Company's copper
                                          tube mill.


Covington, TN       159,500 sq. ft.       Copper fittings plant.  Facility
                    40.88 acres           produces copper fittings using
                                          tube feed stock from the Company's
                                          copper tube mill.


Strathroy,          54,000 sq. ft.        Copper fittings plant.  Facility
Ontario Canada      4.67 acres            produces copper fittings for the
                                          Canadian domestic markets and for
                                          export to European markets.


Upper Sandusky,     82,000 sq. ft.        Plastic fittings plant.  Produces
OH                  7.52 acres            DWV fittings using injection
                                          molding equipment.


Kalamazoo, MI       130,000 sq. ft.       Plastic fittings plant.  Produces
                                          DWV fittings using injection
                                          molding equipment.


Cerritos, CA        115,000 sq. ft.(3)    Plastic fittings plant.  Produces
                                          DWV fittings using injection
                                          molding equipment.


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

North Wales, PA(4)  173,900 sq. ft.       Precision Tube factory.  Facility
                    18.9 acres            fabricates copper tubing, copper
                                          alloy tubing, aluminum tubing, and
                                          fabricated tubular products.


Salisbury, MD(4)    12,000 sq. ft.(2)     Coaxial cable plant.  Facility
                                          manufactures semi-rigid coaxial
                                          cable and high-performance cable
                                          assemblies.


Bilston, England(4) 402,500 sq. ft.       Copper tube mill.  Facility
United Kingdom      14.95 acres           includes casting, extruding and
                                          finishing equipment to produce
                                          copper tubing.


In addition, the Company owns and/or leases other properties used as distribution centers and corporate offices.

(1) Facility is leased under long-term lease agreement, with option to purchase at nominal cost.

(2)     Facility is leased under operating lease.

(3) Facility is leased under long-term lease agreement, with option to purchase for a stipulated purchase price prior to December 31, 1997.

(4)     Operations acquired subsequent to the fiscal year-ended December
        28, 1996.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     None.

PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS


     The information required by Item 5 of this Report is included under the caption "Capital Stock Information" in the Registrant's Annual Report to Stockholders for the year ended December 28, 1996, which information is incorporated herein by reference.


ITEM 6.     SELECTED FINANCIAL DATA


     Selected financial data are included under the caption "Selected Financial Data" in the Registrant's Annual Report to Stockholders for the year ended December 28, 1996, which selected financial data is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Management's discussion and analysis of financial condition and results of operations is contained under the caption "Financial Review" in the Registrant's Annual Report to Stockholders for the year ended December 28, 1996 and is incorporated herein by reference.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     See Index to Financial Statements and Supplemental Financial
Information of this Annual Report on Form 10-K which is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.


PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information required by Item 10 is contained under the caption "Ownership of Common Stock by Directors and Officers and Information about Director Nominees" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 18, 1997 and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION


     The information required by Item 11 is contained under the caption "Executive Compensation" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 18, 1997 and is incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The information required by Item 12 is contained under the captions "Principal Stockholders" and "Ownership of Common Stock by Directors and Officers and Information about Director Nominees" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 18, 1997 and is incorporated herein by reference.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information required by Item 13 is contained under the caption "Certain Relationships and Transactions with Management" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 18, 1997 and is incorporated herein by reference.


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

       4.3 Credit Agreement among Mueller Industries, Inc. (as Borrower) and Michigan National Bank (as a Bank) and Michigan National Bank (as Agent) dated as of June 1, 1994.

       4.4     First Amendment to Credit Agreement among Mueller
               Industries, Inc. (as Borrower) and Michigan National Bank (as a Bank) and Michigan National Bank (as Agent) dated as of December 14, 1994.

       4.5     Second Amendment to Credit Agreement among Mueller
               Industries, Inc. (as Borrower) and Michigan National Bank (as a Bank) and Michigan National Bank (as Agent) dated as of June 1, 1995.

       4.6     Third Amendment to Credit Agreement among Mueller
               Industries, Inc. (as Borrower) and Michigan National Bank (as a Bank) and Michigan National Bank (as Agent) dated as of December 18, 1996.

       4.7 Certain instruments with respect to long-term debt of the Company have not been filed as Exhibits to the Report since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission.

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

      10.6 Summary description of the Registrant's 1997 bonus plan for certain key employees.

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

      10.9 Amendment to Employment Agreement, effective as of August 10, 1995, by and between Mueller Industries, Inc. and William D. O'Hagan. (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Report on Form 10-
               Q, dated October 20, 1995, for the quarter ended September 30, 1995.)

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

     10.12 Mueller Industries, Inc. Deferred Compensation Plan, effective January 1, 1997.

      13.0 Mueller Industries, Inc.'s Annual Report to Stockholders for the year ended December 28, 1996. Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Annual Report on Form 10-K.

      21.0     Subsidiaries of the Registrant.

      23.0 Consent of Independent Auditor. (Includes report on Supplemental Financial Information.)

(b) During the three months ended December 28, 1996, no Current Reports on Form 8-K were filed.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 1997.

MUELLER INDUSTRIES, INC.

   /s/  HARVEY L. KARP
   Harvey L. Karp, Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature             Title                                Date

/S/HARVEY L. KARP        Chairman of the Board, and Director March 20, 1997
   Harvey L. Karp

/S/ROBERT B. HODES       Director                            March 20, 1997
   Robert B. Hodes

/S/ALLAN MACTIER         Director                            March 20, 1997
   Allan Mactier

/S/WILLIAM D. O'HAGAN    President, Chief Executive Officer, March 20, 1997
   William D. O'Hagan    Director

/S/ROBERT J. PASQUARELLI Director                            March 20, 1997
   Robert J. Pasquarelli

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

     Signature and Title                    Date

   /S/ EARL W. BUNKERS                    March 20, 1997
   Earl W. Bunkers
   Executive Vice President
   Chief Financial Officer
   (Principal Accounting Officer)

   /S/  KENT A. MCKEE                     March 20, 1997
   Kent A. McKee
   Vice President Business Development/
   Investor Relations

   /S/  RICHARD W. CORMAN                 March 20, 1997
   Richard W. Corman
   Director of Corporate Accounting

                        INDEX TO FINANCIAL STATEMENTS

     The consolidated financial statements, together with the report thereon of Ernst & Young LLP dated February 7, 1997 (except for the second paragraph of Note 12, as to which the date is February 28, 1997), appearing on page 16 through and including 41, of the Company's 1996 Annual Report to Stockholders are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, no other information appearing in the 1996 Annual Report to Stockholders is deemed to be filed as part of this Annual Report on Form 10-K under Item 8. The following Consolidated Financial Statement Schedule should be read in conjunction with the consolidated financial statements in such 1996 Annual Report to Stockholders. Consolidated Financial Statement Schedules not included with this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


                      SUPPLEMENTAL FINANCIAL INFORMATION


                                                            Page

Schedule for the fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994.

     Valuation and Qualifying Accounts (Schedule II)          18

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 28, 1996, December 30, 1995, and December 31, 1994 (In thousands)

                                                                         Additions
                                                              -------------------------------
                                          Balance at           Charged to                                                Balance
                                          beginning            costs and             Other                               at end
                                           of year              expenses           Additions         Deductions          of year
                                         ------------         ------------        -----------       -----------       -----------
1996
Allowance for Doubtful Accounts          $      2,986         $        435        $         -       $       233       $     3,188

Environmental Reserves                   $      9,585         $      2,045        $         -       $     2,525       $     9,105

Other Reserves (2)                       $     10,051         $        828        $         -       $       511       $    10,368

Valuation Allowance for Deferred
  Tax Assets                             $     60,921         $          -        $         -       $     4,622       $    56,299

1995
Allowance for Doubtful Accounts          $      3,336         $         75        $         -       $       425       $     2,986

Environmental Reserves                   $     11,178         $      1,421        $         -       $     3,014       $     9,585

Other Reserves (2)                       $     16,150         $     (1,157)       $         -       $     4,942       $    10,051

Valuation Allowance for Deferred
  Tax Assets                             $     65,927         $          -        $         -       $     5,006       $    60,921

1994
Allowance for Doubtful Accounts          $      3,495         $        186        $         -       $       345       $     3,336

Environmental Reserves                   $     10,448         $      2,914        $       125  (1)  $     2,309       $    11,178

Other Reserves (2)                       $     15,508         $      4,062        $      (125) (1)  $     3,295       $    16,150

Valuation Allowance for Deferred
  Tax Assets                             $     85,338         $          -        $         -       $    19,411       $    65,927



(1)   Reclass from Other Reserves to Environmental Reserves.

(2) Other reserves are included in the balance sheet captions "Other current liabilities" and "Other noncurrent liabilities."








                            EXHIBIT INDEX


Exhibits       Description                                              Page

4.3        Credit Agreement among Mueller Industries, Inc.
           (as Borrower) and Michigan National Bank (as a
           Bank) and Michigan National Bank (as Agent) dated as of June 1, 1994.

4.4 First Amendment to Credit Agreement among Mueller Industries, Inc. (as Borrower) and Michigan National Bank (as a Bank) and Michigan National Bank (as Agent) dated as of December 14, 1994.

4.5        Second Amendment to Credit Agreement among Mueller
           Industries, Inc. (as Borrower) and Michigan
           National Bank (as a Bank) and Michigan National
           Bank (as Agent) dated as of June 1, 1995.

4.6 Third Amendment to Credit Agreement among Mueller Industries, Inc. (as Borrower) and Michigan National Bank (as a Bank) and Michigan National Bank (as Agent) dated as of December 18, 1996.

4.7 Certain instruments with respect to long-term debt of the Company have not been filed as Exhibits to the Report since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission.

10.6 Summary description of the Registrant's 1997 bonus plan for certain key employees.

10.12      Mueller Industries, Inc. Deferred Compensation
           Plan, effective January 1, 1997.

13.0 Mueller Industries, Inc.'s Annual Report to Stockholders for the year ended December 28, 1996. Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Annual Report on Form 10-K.

21.0       Subsidiaries of the Registrant.

23.0 Consent of Independent Auditor. (Includes report on Supplemental Financial Information.)