Form 10-Q
period 1997-03-29
MUELLER INDUSTRIES INC
filed 1997-04-18
CIK 89439

                                     1997

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 29, 1997    Commission file number 1-6770

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

The number of shares of the Registrant's common stock outstanding as of April 11, 1997, was 17,505,488.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                     For the Period Ended March 29, 1997

                                   INDEX



Part I. Financial Information                                        Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Consolidated Statements of Income
               for the quarters ended March 29, 1997
               and March 30, 1996                                      3

          b.)  Consolidated Balance Sheets
               as of March 29, 1997 and December 28, 1996              4

          c.)  Consolidated Statements of Cash Flows
               for the quarters ended March 29, 1997
               and March 30, 1996                                      6

          d.)  Notes to Consolidated Financial Statements              7


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      9

Part II. Other Information

     Item 5.  Other Information                                       11

     Item 6.  Exhibits and Reports on Form 8-K                        11

Signatures                                                            12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                               For the Quarter Ended
                                         March 29, 1997        March 30, 1996
Net sales                                $   201,366             $   180,515

Cost of goods sold                           155,784                 143,532
                                          ----------              ----------
   Gross profit                               45,582                  36,983

Depreciation and amortization                  4,832                   4,450
Selling, general, and
   administrative expense                     15,496                  13,904
                                          ----------              ----------
   Operating income                           25,254                  18,629

Interest expense                              (1,178)                 (1,240)
Environmental reserves                        (2,000)                      -
Other income, net                              1,030                   1,880
                                          ----------              ----------
   Income before income taxes                 23,106                  19,269

Current income tax expense                    (6,728)                 (5,261)
Deferred income tax expense                     (620)                   (716)
                                          ----------              ----------
   Total income tax expense                   (7,348)                 (5,977)
                                          ----------              ----------

Net income                               $    15,758             $    13,292
                                          ==========              ==========

Net income per share:

   Primary:
      Average shares outstanding              19,592                  19,368

      Net income                         $      0.80             $      0.69
                                          ==========              ==========

   Fully diluted:
      Average shares outstanding              19,592                  19,464

      Net income                         $      0.80             $      0.68
                                          ==========              ==========




See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                         March 29, 1997      December 28, 1996
Assets

Current assets:
   Cash and cash equivalents             $    67,189             $    96,956

   Accounts receivable, less allowance
     for doubtful accounts of $3,210 in
     1997 and $3,188 in 1996                 115,445                  88,905

   Inventories:
     Raw material and supplies                16,060                  15,416
     Work-in-process                          19,114                  12,540
     Finished goods                           47,797                  42,041
     Gold                                      6,632                   6,650
                                          ----------              ----------
   Total inventories                          89,603                  76,647

   Current deferred income taxes               6,479                   6,508
   Other current assets                        8,617                   5,696
                                          ----------              ----------
     Total current assets                    287,333                 274,712

Property, plant and equipment, net           232,340                 219,855
Deferred income taxes                          9,476                  10,064
Other assets                                   6,589                   4,726
                                          ----------              ----------
                                         $   535,738             $   509,357
                                          ==========              ==========



















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                         March 29, 1997      December 28, 1996
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $    14,925             $    14,844
   Accounts payable                           25,193                  18,305
   Accrued wages and other employee costs     18,850                  16,872
   Other current liabilities                  29,771                  28,935
                                          ----------              ----------
     Total current liabilities                88,739                  78,956

Long-term debt                                42,193                  44,806
Pension and postretirement liabilities        15,567                  15,875
Environmental reserves                        11,800                   9,105
Deferred income taxes                          2,925                   2,922
Other noncurrent liabilities                   9,965                   9,214
                                          ----------              ----------
     Total liabilities                       171,189                 160,878
                                          ----------              ----------

Minority interest in subsidiaries                397                     397

Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                   -                       -
   Series A junior participating preferred
     stock - $1.00 par value; shares
     authorized 15,000; none outstanding           -                       -
   Common stock - $.01 par value; shares
     authorized 50,000,000; issued
     20,000,000; outstanding 17,505,488
     in 1997 and 17,434,888 in 1996              200                     200
   Additional paid-in capital, common        253,934                 254,214
   Retained earnings (Since
     January 1, 1991)                        143,741                 127,983
   Cumulative translation adjustment          (3,062)                 (2,805)
   Treasury common stock, at cost            (30,661)                (31,510)
                                          ----------              ----------
   Total stockholders' equity                364,152                 348,082

Commitments and contingencies (Note 2)             -                       -
                                          ----------              ----------
                                         $   535,738             $   509,357
                                          ==========              ==========




See accompanying notes to consolidated financial statements.

                                     -5-

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                                 For the Quarter Ended
                                         March 29, 1997         March 30, 1996
Cash flows from operating activities
   Net income                            $    15,758             $    13,292
   Reconciliation of net income to net
    cash provided by operating activities:
     Depreciation and amortization             4,832                   4,450
     Minority interest in subsidiaries             -                     325
     Deferred income taxes                       620                     716
     (Gain) loss on disposal
      of properties                              116                  (1,065)
     Changes in assets and liabilities:
       Receivables                           (23,566)                (15,616)
       Inventories                             1,484                   1,629
       Other assets                           (3,622)                 (3,192)
       Current liabilities                     7,879                   7,347
       Other liabilities                       1,173                  (1,532)
       Other, net                               (153)                     43
                                          ----------              ----------
Net cash provided by operating activities      4,521                   6,397
                                          ----------              ----------
Cash flows from investing activities
   Businesses acquired                       (27,855)                      -
   Capital expenditures                       (5,019)                 (7,228)
   Proceeds from sales of properties             590                   1,065
                                          ----------              ----------
Net cash used in investing activities        (32,284)                 (6,163)
                                          ----------              ----------
Cash flows from financing activities
   Repayments of long-term debt               (2,573)                 (3,273)
   Proceeds from sale of treasury stock          569                     153
                                          ----------              ----------
Net cash used in financing activities         (2,004)                 (3,120)
                                          ----------              ----------
Decrease in cash and cash equivalents        (29,767)                 (2,886)
Cash and cash equivalents at the
   beginning of the period                    96,956                  48,357
                                          ----------              ----------
Cash and cash equivalents at the
   end of the period                     $    67,189             $    45,471
                                          ==========              ==========






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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which is required to be adopted for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The following table presents pro forma earnings per share amounts computed using SFAS No. 128:

[CAPTION]
                                               For the Quarter Ended
                                         March 29, 1997        March 30, 1996
[S]                                      [C]                     [C]
Pro forma earnings per share:

   Earnings per common share             $      0.90             $      0.77
                                          ==========              ==========

   Earnings per common share -
     assuming dilution                   $      0.80             $      0.69
                                          ==========              ==========

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

Note 3 - Acquisitions

     On December 30, 1996, the Company acquired the assets and certain liabilities of Precision Tube Company, Inc. (Precision) for approximately $6.6 million. Precision, which fabricates tubing and coaxial cables and assemblies, had net sales of approximately $20.0 million in 1996. Precision's tubing and coaxial divisions are located in North Wales, Pennsylvania, and Salisbury, Maryland, respectively.

     On February 28, 1997, the Company acquired certain assets of Wednesbury Tube Company (Wednesbury) for approximately $21.3 million. Wednesbury, which manufactures copper tube and is located in Bilston, West Midlands, England, had net sales of approximately $94.0 million in 1996.

     Both acquisitions are accounted for using the purchase method. Therefore, the results of operations of the acquired businesses will be included in the consolidated financial statements of the Company from the date of acquisition.

     The following table presents condensed pro forma consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented. This information combines the historical results of operations of the Company and the acquired businesses after the effects of estimated preliminary purchase accounting adjustments. Actual adjustments may differ from those reflected below. The pro forma information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the periods presented and is not necessarily indicative of operating results to be expected in future periods.

(In thousands, except per share data)
[CAPTION]
                                               For the Quarter Ended
                                         March 29, 1997        March 30, 1996
[S]                                      [C]                     [C]
Net sales                                $   215,249             $   211,205

Net income                                    15,365                  13,127

Net income per share:

   Primary                                      0.78                    0.68

   Fully diluted                                0.78                    0.67

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

     The Company's principal business is the manufacture and sale of copper tube, brass rod, copper and plastic fittings, forgings, valves, and other products made of copper, brass, bronze, plastic and aluminum. New housing starts and commercial construction are important determinants of the Company's sales to the air-conditioning, refrigeration, and plumbing markets because the principal end use of a significant portion of the Company's products is in the construction of single and multi-family housing, commercial buildings, and other construction. A majority of the Company's product is sold through wholesalers in the plumbing, air-conditioning and refrigeration markets and to OEMs in these and other markets.

     Profitability of certain of the Company's product lines depends upon the "spreads" between the cost of metal and the gross selling prices of its completed products. The open market price for copper cathode, for example, directly influences the selling price of copper tubing, a principal product manufactured by the Company. The Company minimizes the effects of changes in copper prices by passing base metal costs through to its customers as metal prices fluctuate.

     The Company accounts for the copper component of certain of its copper tube and fittings inventories using the LIFO method. Management believes the LIFO method results in a better matching of current costs with current revenues. The market price of copper does, however, indirectly affect the carrying value (FIFO basis) of the Company's brass and other inventories. The Company's worldwide copper and brass inventories customarily total between 40 and 50 million pounds. "Spreads" between material costs and selling prices of finished products fluctuate based upon competitive market conditions.

     The Company also owns various natural resource properties in the Western United States. It operates a short line railroad in Utah and a placer gold mining company in Alaska. Also, certain other natural resource properties are leased while others are offered for sale. Certain properties produce rental or royalty income.

Results of Operations

     Net income was $15.8 million, or 80 cents per common share, for the first quarter of 1997, which compares with net income of $13.3 million, or 69 cents per common share, for the same period of 1996.

     During the first quarter of 1997 the Company's net sales were $201.4 million, which compares to net sales of $180.5 million, or a 12 percent increase over the same period of 1996. The increase in net sales was primarily attributable to the core manufacturing businesses, which shipped 14 percent more pounds of product. These core manufacturing businesses shipped 124.8 million pounds of product in the first quarter of 1997 which compares to 109.3 million pounds in the same quarter of 1996. First quarter operating income increased primarily due to:(i) higher sales volumes;
(ii) productivity improvements at the Company's manufacturing plants; and
(iii) earnings at our acquired businesses.

     Interest expense in the first quarter of 1997 totaled $1.2 million which was equal to the first quarter of 1996. The Company capitalized $0.3 million of interest related to capital improvement programs in the first quarter of 1996 compared to none in the first quarter of 1997. Total interest in the first quarter of 1997 decreased due to reductions in long-term debt.

     The provision for environmental reserves of $2.0 million in the first quarter of 1997 was based on updated information and results of ongoing environmental remediation at a previously identified environmental site.

     The effective tax rate of 31.8 percent in the first quarter of 1997 reflects the benefit of a lower federal provision relating to the recognition of net operating loss carryforwards and a lower state provision associated with incentive IRB financings.

Liquidity and Capital Resources

     Cash provided by operating activities in the first quarter of 1997 totaled $4.5 million which is primarily attributable to net income, depreciation and amortization, and increased current liabilities, offset by increased receivables. Approximately $8.1 million of the total $23.6 million increase in receivables related to the businesses acquired during the first quarter.

     During the first quarter of 1997, the Company used $32.3 million for investing activities, consisting primarily of $27.9 million for business acquisitions as described in Note 3, plus $5.0 million for capital expenditures. Existing cash balances plus cash from operations were used to fund the first quarter investing activities.

     The Company has a $100.0 million unsecured line-of-credit agreement
(the Credit Facility) which expires in December 1999, but which may be extended for successive one year periods by agreement of the parties. At the Company's option, borrowings bear interest at prime less 1/2 of one percent. There are no outstanding borrowings under the Credit Facility.
At March 29, 1997, funds available under the Credit Facility was reduced by $5.0 million for outstanding letters of credit. At March 29, 1997, the Company's total debt was $57.1 million or 13.6 percent of its capitalization.

     The Company's financing obligations contain various covenants which require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. The Company is in compliance with all debt covenants.

     Management believes that cash provided by operations and currently available cash of $67.2 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio remains strong at 3.2 to 1.

     The Company has approved a $25.0 million capital improvement project at its Fulton copper tube mill to improve the utilization of scrap metal and enhance the mill's refining processes. This project is also expected to improve yield and productivity and increase capacity. Moreover, the project, when completed in approximately two years, will allow the tube mill to use more scrap copper when market conditions warrant.

     The Company is also committed to an $11.0 million capital investment program to increase productivity and capacity at its plastic fittings manufacturing operations. Another important ongoing program is the modernization of the Company's low-volume, copper fittings plant in Covington, Tennessee. Modernization of this facility, which produces a broad range of low-volume copper fittings, is estimated to require approximately $7.1 million in capital improvements and will be completed in 1998. This project, when completed, will also increase output and improve efficiency. Further, the Company has approved capital expenditures totaling approximately $4.5 million to develop a prototype copper fittings distribution center in Covington, Tennessee, and expand its Fulton, Mississippi, copper tube distribution capabilities.

     These capital improvement projects will be funded with existing cash balances and cash generated by operations. Additionally, the Company is evaluating other financing alternatives for certain of these projects.

Part II. OTHER INFORMATION

Item 5.     Other Information

     The following discussion updates the disclosure in Item 1, Business, in the Company's Annual Report on Form 10-K, for the year ended
December 28, 1996.

Environmental Matters

Mining Remedial Recovery Company (MRRC)

1.     U.S.S. Lead

     In November 1996, the EPA approved, with modifications, an Interim Stabilization Measures Workplan and designated a Corrective Action Management Unit ("CAMU") at the Lead Refinery site. Site activities, based on the approval, began during 1996. During the first quarter of 1997, it was determined that the volume of materials to be placed in the CAMU will exceed original estimates necessitating an increase in the size of the CAMU. The additional Interim Stabilization Measures identified in the first quarter have increased the costs of the interim clean up at the Lead Refinery Site to approximately $4.5 million, an increase of $2.0 million over previous estimates.

Item 6.     Exhibits and Reports on Form 8-K

     (a)     Exhibits

        19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended March 29, 1997. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

        27.1  Financial Data Schedules

     (b) During the quarter ended March 29, 1997, the Registrant filed no Current Reports on Form 8-K.

Items 1, 2, 3, and 4 are not applicable and have been omitted.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 18, 1997.


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