Form 10-Q
period 1997-06-28
MUELLER INDUSTRIES INC
filed 1997-07-18
CIK 89439

                                      1997


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 28, 1997      Commission file number 1-6770


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

The number of shares of the Registrant's common stock outstanding as of July 17, 1997 was 17,506,508.

                            MUELLER INDUSTRIES, INC.

                                   FORM 10-Q

                       For the Period Ended June 28, 1997

                                     INDEX



Part I. Financial Information                                      Page

   Item 1.  Financial Statements (Unaudited)

            a.)  Consolidated Statements of Income
                 for the six-months and quarters ended
                 June 28, 1997 and June 29, 1996......................3

            b.)  Consolidated Balance Sheets
                 as of June 28, 1997 and December 28, 1996............4

            c.)  Consolidated Statements of Cash Flows
                 for the six-months ended June 28, 1997
                 and June 29, 1996....................................6

            d.)  Notes to Consolidated Financial Statements...........7


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................9

Part II. Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders......11

   Item 6.  Exhibits and Reports on Form 8-K.........................12

Signatures...........................................................13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                               For the Quarter Ended  For the Six-Months Ended
                                  June 28,  June 29,       June 28,  June 29,
                                    1997      1996           1997      1996
Net sales                         $215,437  $189,557       $416,803  $370,072

Cost of goods sold                 172,685   149,536        328,469   293,068
                                   -------   -------        -------   -------
   Gross profit                     42,752    40,021         88,334    77,004

Depreciation and amortization        4,984     4,571          9,816     9,021
Selling, general, and
   administrative expense           15,234    14,919         30,730    28,823
                                   -------   -------        -------   -------
   Operating income                 22,534    20,531         47,788    39,160

Interest expense                    (1,118)   (1,473)        (2,296)   (2,713)
Environmental reserves                   -         -         (2,000)        -
Other income, net                    2,166     1,060          3,196     2,940
                                   -------   -------        -------   -------
   Income before income taxes       23,582    20,118         46,688    39,387

Current income tax expense          (6,929)   (3,294)       (13,657)   (8,555)
Deferred income tax expense           (314)   (2,927)          (934)   (3,643)
                                   -------   -------        -------   -------
   Total income tax expense         (7,243)   (6,221)       (14,591)  (12,198)
                                   -------   -------        -------   -------

Net income                        $ 16,339  $ 13,897       $ 32,097  $ 27,189
                                   =======   =======        =======   =======

Net income per share:

   Primary:
      Average shares outstanding    19,579    19,525         19,614    19,457
      Net income                  $   0.83  $   0.71       $   1.64  $   1.40
                                   =======   =======        =======   =======

   Fully diluted:
      Average shares outstanding    19,615    19,550         19,640    19,550
      Net income                  $   0.83  $   0.71       $   1.63  $   1.39
                                   =======   =======        =======   =======




See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                         June 28, 1997     December 28, 1996
Assets

Current assets:
   Cash and cash equivalents             $   36,439              $   96,956

   Accounts receivable, less allowance
     for doubtful accounts of $3,223 in
     1997 and $3,188 in 1996                119,025                  88,905

   Inventories:
     Raw material and supplies               19,020                  15,416
     Work-in-process                         19,502                  12,540
     Finished goods                          54,676                  42,041
     Gold                                     8,117                   6,650
                                            -------                 -------
   Total inventories                        101,315                  76,647

   Current deferred income taxes              6,441                   6,508
   Other current assets                      10,072                   5,696
                                            -------                 -------
     Total current assets                   273,292                 274,712

Property, plant and equipment, net          240,295                 219,855
Deferred income taxes                         9,208                  10,064
Other assets                                 25,985                   4,726
                                            -------                 -------
                                         $  548,780              $  509,357
                                            =======                 =======


















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                         June 28, 1997     December 28, 1996
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $   14,914              $   14,844
   Accounts payable                          28,269                  18,305
   Accrued wages and other employee costs    18,506                  16,872
   Other current liabilities                 26,978                  28,935
                                            -------                 -------
     Total current liabilities               88,667                  78,956

Long-term debt                               39,335                  44,806
Pension and postretirement liabilities       15,244                  15,875
Environmental reserves                       10,960                   9,105
Deferred income taxes                         2,933                   2,922
Other noncurrent liabilities                 10,063                   9,214
                                            -------                 -------
     Total liabilities                      167,202                 160,878
                                            -------                 -------

Minority interest in subsidiaries               641                     397

Stockholders' equity:
   Preferred stock-shares authorized
     4,985,000; none outstanding                  -                       -
   Series A junior participating preferred
     stock-$1.00 par value; shares
     authorized 15,000; none outstanding          -                       -
   Common stock - $.01 par value; shares
     authorized 50,000,000; issued
     20,000,000; outstanding 17,506,508
     in 1997 and 17,434,888 in 1996             200                     200
   Additional paid-in capital, common       253,939                 254,214
   Retained earnings
     (Since January 1, 1991)                160,080                 127,983
   Cumulative translation adjustment         (2,628)                 (2,805)
   Treasury common stock, at cost           (30,654)                (31,510)
                                            -------                 -------
   Total stockholders' equity               380,937                 348,082

Commitments and contingencies (Note 2)            -                       -
                                            -------                 -------
                                         $  548,780              $  509,357
                                            =======                 =======



See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                                   For the Six-Months Ended
                                                June 28, 1997   June 29, 1996
Operating activities
   Net income                                   $  32,097       $  27,189
     Reconciliation of net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                  9,816           9,021
     Minority interest in subsidiaries                244             325
     Deferred income taxes                            934           3,643
     Gain on disposal of properties                  (452)         (1,366)
     Changes in assets and liabilities:
       Receivables                                (27,149)        (23,506)
       Inventories                                (10,228)         (2,019)
       Other assets                               (14,732)         (4,812)
       Current liabilities                          6,848          14,304
       Other liabilities                              109          (2,080)
       Other, net                                    (276)              9
                                                  -------         -------
Net cash provided by (used in)
   operating activities                            (2,789)         20,708
                                                  -------         -------
Investing activities
   Capital expenditures                           (16,468)        (11,031)
   Proceeds from sales of properties                1,344           1,366
   Acquisition of businesses                      (37,743)              -
                                                  -------         -------
Net cash used in investing activities             (52,867)         (9,665)
                                                  -------         -------
Financing activities
   Repayments of long-term debt                    (5,442)         (6,825)
   Proceeds from sale of treasury stock               581             229
                                                  -------         -------
Net cash used in financing activities              (4,861)         (6,596)
                                                  -------         -------
Increase (decrease) in cash and cash equivalents  (60,517)          4,447
Cash and cash equivalents at the
   beginning of the period                         96,956          48,357
                                                  -------         -------
Cash and cash equivalents at the
   end of the period                            $  36,439       $  52,804
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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128), which is required to be adopted for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The following table presents pro forma earnings per share amounts computed using SFAS No. 128:

                               For the Quarter Ended  For the Six-Months Ended
                                  June 28,  June 29,       June 28,  June 29,
                                    1997      1996           1997      1996
Pro forma earnings per share:

   Earnings per common share      $   0.93  $   0.80       $   1.84  $   1.57
                                   =======   =======        =======   =======

   Earnings per common share
      assuming dilution           $   0.83  $   0.71       $   1.64  $   1.40
                                   =======   =======        =======   =======

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

     On May 15, 1997, the Company acquired Desnoyers S.A., a copper tube manufacturer which operates two factories near Paris in Laigneville and Longueville, France. The Company acquired Desnoyers for approximately $13.5 million which includes certain assumed debt obligations. Desnoyers had net sales of approximately $100.0 million in 1996. The cost of this acquisition is included in the other assets classification of the interim consolidated balance sheet.

     These acquisitions are accounted for using the purchase method. Therefore, the results of operations of the acquired businesses are included in the consolidated financial statements of the Company from the date of acquisition.

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

(In thousands, except per share data)
                                                   For the Six-Months Ended
                                                June 28, 1997   June 29, 1996
Net sales                                       $ 478,286       $ 490,001

Net income                                         28,056          23,865

Net income per share:
   Primary                                           1.43            1.23
   Fully diluted                                     1.43            1.22


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

     The Company uses the LIFO method of accounting for the copper component of certain of its domestic copper tube and fittings inventories. Management believes the LIFO method results in a better matching of current costs with current revenues. The market price of copper does, however, indirectly affect the carrying value (FIFO basis) of the Company's brass and other inventories. The Company's copper and brass inventories customarily total between 40 to 50 million pounds. "Spreads" fluctuate based upon competitive market conditions.

     The Company also owns various natural resource properties in the Western United States and Canada. It operates a short line railroad in Utah and a placer gold mining operation in Alaska. Additionally, certain other natural resource properties produce rental or royalty income.

Results of Operations

     Net income was $16.3 million, or 83 cents per common share, for the second quarter of 1997, which compares with net income of $13.9 million, or 71 cents per common share, for the same period of 1996. Year-to-date, net income was $32.1 million, or $1.64 per common share, which compares to net income of $27.2 million or $1.40 per common share, for 1996.

     During the second quarter of 1997, the Company's net sales were $215.4 million, which compares to net sales of $189.6 million, or a 13.6 percent increase over the same period of 1996. Net sales were $416.8 million in the first half of 1997 versus $370.1 million in 1996. During the second quarter of 1997, the Company's manufacturing businesses shipped 132.8 million pounds of product compared to 114.3 million pounds in the same quarter of 1996.
The Company's manufacturing businesses shipped 257.5 million pounds of product in the first half of 1997, or 15 percent more than the same period of 1996. These comparisons include 1997 Wednesbury and Precision operations since their acquisitions during the first quarter of 1997. Second quarter and first half operating income increased primarily due to: (i) productivity improvements at its manufacturing plants; (ii) higher sales volumes; (iii) selective price increases in the fittings markets; and (iv) cost containment in selling, general, and administrative expenses. The second quarter increase in operating income occurred despite experiencing the lowest spreads in the copper tube business in the last five years.

     Interest expense for the second quarter of 1997 totaled $1.1 million compared to $1.5 million in the same quarter of 1996. For the first six-months of 1997, interest expense was $2.3 million compared to $2.7 million for the same period of 1996. During the first half of 1996, the Company capitalized $0.3 million of interest related to capital improvement programs compared to none in 1997. Total interest in 1997 decreased due to reductions in long-term debt.

     The effective tax rate of 30.7 percent in the second quarter and 31.3 percent in the first six-months of 1997 reflect the benefits of a lower federal provision relating to the recognition of net operating loss carry forwards and a lower state provision associated with incentive IRB financings.

Liquidity and Capital Resources

     Cash used in operating activities during the first half of 1997 totaled $2.8 million which is primarily attributable to increases in receivables, inventories, and other assets, offset by net income and depreciation. Approximately $9.6 million has been used to fund Wednesbury's trade accounts receivable which were not acquired.

     During the first half of 1997, the Company used $52.9 million in investing activities, consisting primarily of $37.8 million in business acquisitions as described in Note 3, plus $16.5 million in capital expenditures. Cash used in investing activities was funded with existing cash.

     The Company has a $100.0 million unsecured line-of-credit agreement (the Credit Facility) which expires in December 1999, but may be extended for successive one year periods by agreement of the parties. At the Company's option, borrowings bear interest at prime less 1/2 of one percent. There are no outstanding borrowings under the Credit Facility. At June 28, 1997, the Company's debt was $54.2 million or 12 percent of its total capitalization.

     The Company's financing obligations contain various covenants which require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. The Company is in compliance with all debt covenants.

On July 15, 1997, subsequent to the end of the second quarter, the Company, through a wholly owned subsidiary, issued $25 million of 1997 Series IRBs. The 1997 Series IRBs bear interest at 7.39 percent for seven years then convert to LIBOR plus 1.35 percent. The 1997 Series IRBs are due in quarterly installments of $875 thousand plus interest for seven years beginning October 15, 1997, followed by annual payments of $50 thousand plus interest for ten years. Proceeds of these 1997 Series IRBs will be used to fund a new copper refining facility located adjacent to the Company's existing tube mill in Fulton, Mississippi.

     Also, on July 15, 1997, the Company, through another wholly owned subsidiary, issued $2.5 million of 1997 Series IRBs. The 1997 Series IRBs bear interest at 7.31 percent for five years then convert to LIBOR plus 1.35 percent. The 1997 Series IRBs are due in quarterly installments of $115 thousand plus interest for five years beginning October 15, 1997, followed by annual payments of $29 thousand plus interest for seven years. Proceeds of these 1997 Series IRBs will be used to fund a new line set plant in Fulton, Mississippi.

     Management believes that cash provided by operations, currently available cash of $36.4 million, and the proceeds from the above 1997 Series IRBs will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio remains strong at 3.1 to 1 as of June 28, 1997.

     The Company currently anticipates spending approximately $50 million for major capital improvement projects during 1997. The significant projects were identified in the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997. These capital improvement projects will be funded from existing cash balances, cash generated from operations, and the IRB financing discussed above.

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 7, 1997, the Company held its Annual Meeting of Stockholders at which two proposals were voted upon: (i) election of directors; and
(ii) the appointment of auditors.

     The following persons were duly elected to serve, subject to the Company's Bylaws, as Directors of the Company until the next Annual Meeting, or until election and qualification of their successors:

                                  Votes in Favor    Votes Withheld

            Robert B. Hodes          14,936,373           90,294
            Harvey L. Karp           14,937,881           88,786
            Allan Mactier            14,940,409           86,258
            William D. O'Hagan       13,467,513        1,559,154
            Robert J. Pasquarelli    14,944,173           82,494

     The proposal to approve the appointment of Ernst & Young LLP as the Company's auditors was ratified by 14,972,685 votes in favor, 31,703 votes against and 22,279 votes abstaining.

     There were no broker non-votes pertaining to these proposals.

Item 6.  Exhibits and Reports on Form 8-K

     (a)     Exhibits

             10.1 Amendment to Employment Agreement, effective as of June 6, 1997, by and between Mueller Industries, Inc. and William D. O'Hagan.

             19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended June 28, 1997.
                      Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

     (b) During the quarter ended June 28, 1997, the Registrant filed no Current Reports on Form 8-K.

Items 1, 2, 3 and 5 are not applicable and have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 18, 1997.

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