Form 10-Q
period 1997-09-27
MUELLER INDUSTRIES INC
filed 1997-10-23
CIK 89439

                                      1997


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 27, 1997  Commissions file number 1-6770


                            MUELLER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                              25-0790410
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)


                          6799 GREAT OAKS ROAD, SUITE 200
                           MEMPHIS, TENNESSEE 38138-2572
                     (Address of principal executive offices)


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

The number of shares of the Registrant's common stock outstanding as of October 20, 1997 was 17,508,708.

                            MUELLER INDUSTRIES, INC.

                                   FORM 10-Q

                     For the Period Ended September 27, 1997

                                     INDEX



Part I. Financial Information                                      Page

   Item 1.  Financial Statements (Unaudited)

            a.)  Consolidated Statements of Income
                 for the nine-months and quarters ended
                 September 27, 1997 and September 28, 1996............3

            b.)  Consolidated Balance Sheets
                 as of September 27, 1997 and December 28, 1996.......5

            c.)  Consolidated Statements of Cash Flows
                 for the nine-months ended September 27, 1997
                 and September 28, 1996...............................7

            d.)  Notes to Consolidated Financial Statements...........9


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................11

Part II. Other Information

   Item 5.  Other Information........................................14

   Item 6.  Exhibits and Reports on Form 8-K.........................14

Signatures...........................................................15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            MUELLER INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                      (In thousands, except per share data)
                                                    For the Quarter Ended
                                                September 27,    September 28,
                                                    1997             1996
Net sales                                       $    229,133     $    175,991

Cost of goods sold                                   181,376          133,204
                                                 -----------      -----------
Gross profit                                          47,757           42,787

Depreciation and amortization                          5,593            4,697
Selling, general, and administrative expense          15,120           12,809
                                                 -----------      -----------
   Operating income                                   27,044           25,281

Interest expense                                      (1,818)          (1,400)
Environmental reserves                                (1,100)          (1,945)
Other income, net                                      1,661            1,424
                                                 -----------      -----------
Income before income taxes                            25,787           23,360

Current income tax expense                            (8,217)          (8,532)
Deferred income tax benefit (expense)                    481            1,354
                                                 -----------      -----------
   Total income tax expense                           (7,736)          (7,178)
                                                 -----------      -----------

Net income                                      $     18,051     $     16,182
                                                 ===========      ===========

Net income per share:

   Primary:
      Average shares outstanding                      19,641           19,520
      Net income                                $       0.92     $       0.83
                                                 ===========      ===========

   Fully diluted:
      Average shares outstanding                      19,648           19,550
      Net income                                $       0.92     $       0.83
                                                 ===========      ===========






See accompanying notes to consolidated financial statements.

                            MUELLER INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                      (In thousands, except per share data)
                                                  For the Nine-Months Ended
                                                September 27,    September 28,
                                                    1997             1996
Net sales                                       $    645,936     $    546,063

Cost of goods sold                                   509,845          426,272
                                                 -----------      -----------
Gross profit                                         136,091          119,791

Depreciation and amortization                         15,409           13,718
Selling, general, and administrative expense          45,850           41,632
                                                 -----------      -----------
   Operating income                                   74,832           64,441

Interest expense                                      (4,114)          (4,113)
Environmental reserves                                (3,100)          (1,945)
Other income, net                                      4,857            4,364
                                                 -----------      -----------
Income before income taxes                            72,475           62,747

Current income tax expense                           (21,874)         (17,087)
Deferred income tax expense                             (453)          (2,289)
                                                 -----------      -----------
   Total income tax expense                          (22,327)         (19,376)
                                                 -----------      -----------

Net income                                      $     50,148     $     43,371
                                                 ===========      ===========

Net income per share:

   Primary:
      Average shares outstanding                      19,604           19,477
      Net income                                $       2.56     $       2.23
                                                 ===========      ===========

   Fully diluted:
      Average shares outstanding                      19,641           19,534
      Net income                                $       2.55     $       2.22
                                                 ===========      ===========








See accompanying notes to consolidated financial statements.

                            MUELLER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)
                                                September 27,    December 28,
                                                    1997             1996
Assets

Current assets:
   Cash and cash equivalents                    $     44,333     $     96,956

   Accounts receivable, less allowance
     for doubtful accounts of $3,229 in
     1997 and $3,188 in 1996                         139,254           88,905

   Inventories:
     Raw material and supplies                        21,219           15,416
     Work-in-process                                  20,459           12,540
     Finished goods                                   57,434           42,041
     Gold                                             14,050            6,650
                                                 -----------      -----------
   Total inventories                                 113,162           76,647

   Current deferred income taxes                       6,374            6,508
   Other current assets                                7,009            5,696
                                                 -----------      -----------

      Total current assets                           310,132          274,712

Property, plant and equipment, net                   256,391          219,855
Deferred income taxes                                  9,058           10,064
Other assets                                          34,062            4,726
                                                 -----------      -----------

                                                $    609,643     $    509,357
                                                 ===========      ===========
















See accompanying notes to consolidated financial statements.

                            MUELLER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                       (In thousands, except share data)
                                                September 27,    December 28,
                                                    1997             1996
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt            $     19,083     $     14,844
   Accounts payable                                   36,805           18,305
   Accrued wages and other employee costs             21,569           16,872
   Other current liabilities                          31,925           28,935
                                                 -----------      -----------

     Total current liabilities                       109,382           78,956

Long-term debt                                        61,094           44,806
Pension and postretirement liabilities                15,882           15,875
Environmental reserves                                13,043            9,105
Deferred income taxes                                  2,234            2,922
Other noncurrent liabilities                          10,181            9,214
                                                 -----------      -----------

     Total liabilities                               211,816          160,878
                                                 -----------      -----------

Minority interest in subsidiaries                        641              397

Stockholders' equity:
   Preferred stock-shares authorized
     4,985,000; none outstanding                           -                -
   Series A junior participating preferred
     stock-$1.00 par value; shares authorized
     15,000; none outstanding                              -                -
   Common stock-$.01 par value; shares
     authorized 50,000,000; issued 20,000,000;
     outstanding 17,507,508 in 1997 and
     17,434,888 in 1996                                  200              200
   Additional paid-in capital, common                253,924          254,214
   Retained earnings (since January 1, 1991)         178,131          127,983
   Cumulative translation adjustments                 (4,446)          (2,805)
   Treasury common stock, at cost                    (30,623)         (31,510)
                                                 -----------      -----------

   Total stockholders' equity                        397,186          348,082

Commitments and contingencies (Note 3)                     -                -
                                                 -----------      -----------

                                                $    609,643     $    509,357
                                                 ===========      ===========

See accompanying notes to consolidated financial statements.

                            MUELLER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                  For the Nine-Months Ended
                                                September 27,    September 28,
                                                    1997             1996
Operating activities
   Net income                                   $     50,148     $     43,371
   Reconciliation of net income to net
     cash provided by operating activities:
     Depreciation and amortization                    15,409           13,718
     Minority interest in subsidiaries                   244              459
     Deferred income taxes                               453            2,289
     Gain on disposal of properties                   (1,641)          (1,442)
     Changes in assets and liabilities:
       Receivables                                   (34,805)         (20,756)
       Inventories                                   (14,013)          (3,332)
       Other assets                                   (7,304)          (1,325)
       Current liabilities                             8,071           15,466
       Other liabilities                              (1,495)             294
       Other, net                                        (18)              61
                                                 -----------      -----------

Net cash provided by operating activities             15,049           48,803
                                                 -----------      -----------

Investing activities
   Capital expenditures                              (26,743)         (15,167)
   Proceeds from sales of properties                   1,722            3,657
   Acquisition of businesses                         (37,743)               -
   Escrowed IRB financing                            (23,001)               -
                                                 -----------      -----------

Net cash used in investing activities                (85,765)         (11,510)
                                                 -----------      -----------

Financing activities
   Proceeds from issuance of long-term debt           27,500                -
   Repayments of long-term debt                       (9,840)          (9,341)
   Proceeds from the sale of treasury stock              597            1,219
                                                 -----------      -----------

Net cash provided by (used in) financing
  activities                                          18,257           (8,122)
                                                 -----------      -----------
Effect of exchange rate changes on cash and
  cash equivalents                                      (164)               -
                                                 -----------      -----------



See accompanying notes to consolidated financial statements.

                            MUELLER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)
                                 (In thousands)
                                                  For the Nine-Months Ended
                                                September 27,    September 28,
                                                    1997             1996

Increase (decrease) in cash and cash equivalents     (52,623)          29,171

Cash and cash equivalents at the
   beginning of the period                            96,956           48,357
                                                 -----------      -----------
Cash and cash equivalents at the
   end of the period                            $     44,333     $     77,528
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

                                                    For the Quarter Ended
                                                September 27,    September 28,
                                                    1997             1996
Pro forma earnings per share:

   Earnings per common share                    $       1.03     $       0.93
                                                 ===========      ===========

   Earnings per common share
      assuming dilution                         $       0.92     $       0.83
                                                 ===========      ===========

                                                  For the Nine-Months Ended
                                                September 27,    September 28,
                                                    1997             1996
Pro forma earnings per share:

   Earnings per common share                    $       2.87     $       2.49
                                                 ===========      ===========

   Earnings per common share
      assuming dilution                         $       2.56     $       2.23
                                                 ===========      ===========

Note 2 - Long Term Debt

     On July 15, 1997, the Company, through a wholly-owned subsidiary, issued $25 million of 1997 Series IRBs. These 1997 Series IRBs bear interest at 7.39 percent for seven years and then convert to LIBOR plus 1.35 percent. Payments are due in quarterly installments of $875 thousand plus interest for seven years beginning October 15, 1997, followed by annual payments of $50 thousand plus interest for ten years. Proceeds of these 1997 Series IRBs will be used to fund a new copper refining facility located adjacent to the Company's existing tube mill in Fulton, Mississippi.

     Also, on July 15, 1997, the Company, through another wholly-owned subsidiary, issued $2.5 million of 1997 Series IRBs. These 1997 Series IRBs bear interest at 7.31 percent for five years and then convert to LIBOR plus
1.35 percent. Payments are due in quarterly installments of $115 thousand plus interest for five years beginning October 15, 1997, followed by annual payments of $29 thousand plus interest for seven years. Proceeds of these 1997 Series IRBs will be used to fund a new line set plant in Fulton, Mississippi.

Note 3 - Commitments and Contingencies

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

Note 4 - Acquisitions

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

(In thousands, except per share data)
                                                  For the Nine-Months Ended
                                                September 27,    September 28,
                                                    1997             1996
Net sales                                       $ 707,419       $ 712,347

Net income                                         45,363          38,279

Net income per share:
   Primary                                           2.31            1.97
   Fully diluted                                     2.31            1.96

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

     Profitability of certain of the Company's product lines is dependent upon the "spreads" between the cost of material and the selling prices of its completed products. The open market price for copper cathode, for example, directly influences the selling price of copper tubing, a principal product manufactured by the Company. The Company attempts to minimize the effects of changes in copper prices by passing base metal costs through to its customers. "Spreads" fluctuate based upon competitive market conditions.

     The Company uses the LIFO method of accounting for the copper component of certain of its domestic copper tube and fittings inventories.
Management believes the LIFO method results in a better matching of current costs with current revenues. The market price of copper does, however, indirectly affect the carrying value (FIFO basis) of the Company's brass and other inventories. The Company's copper and brass inventories customarily total between 45 to 55 million pounds.

     The Company also operates a short line railroad in Utah and a placer gold mining operation in Alaska. Additionally, certain other natural resource properties produce rental or royalty income.

Results of Operations

     Net income was $18.1 million, or 92 cents per common share, for the third quarter of 1997, which compares with net income of $16.2 million, or 83 cents per common share, for the same period of 1996. Year-to-date, net income was $50.1 million, or $2.56 per common share, which compares to net income of $43.4 million or $2.23 per common share, for 1996. These comparisons include 1997 Wednesbury, Desnoyers and Precision operations since their acquisitions during the first half of 1997.

     During the third quarter of 1997, the Company's net sales were $229.1 million, which compares to net sales of $176.0 million, or a 30 percent increase over the same period of 1996. Net sales were $645.9 million in the first nine-months of 1997 versus $546.1 million in 1996. During the third quarter of 1997, the Company's manufacturing businesses shipped 140.1 million pounds of product compared to 113.1 million pounds in the same quarter of 1996. The Company's manufacturing businesses shipped 397.6 million pounds of product in the first nine-months of 1997, or 18 percent more than the same period of 1996. The Company's third quarter and year-to-date operating income increased primarily due to: (i) productivity improvements at its manufacturing plants; (ii) higher sales volumes; (iii) favorable pricing in copper and plastic fittings; and (iv) cost containment in selling, general, and administrative expenses. These improvements to operating income were partially offset by lower domestic copper tube spreads compared to 1996, and third quarter operating losses of approximately $2 million at our newly acquired European tube businesses.

     Interest expense for the third quarter of 1997 totaled $1.8 million compared to $1.4 million in the same quarter of 1996. For the first nine-months of 1997, interest expense was $4.1 million, equal to the same period of 1996. During the first nine-months of 1996, the Company capitalized $0.3 million of interest related to capital improvement programs compared to none in 1997.

     The Company has provided an additional $1.1 million in the third quarter, or $3.1 million for the first nine-months of 1997, for environmental reserves based on updated information and results of ongoing remediation at previously identified environmental sites.

     The effective tax rate of 30.0 percent in the third quarter and 30.8 percent in the first nine-months of 1997 reflect the benefits of a lower federal provision relating to the recognition of net operating loss carryforwards and a lower state provision associated with incentive IRB financings.

Liquidity and Capital Resources

     Cash provided by operating activities during the first three quarters of 1997 totaled $15.0 million which is primarily attributable to net income and depreciation offset by increases in receivables and inventories. Approximately $8.2 million has been used to fund Wednesbury's trade accounts receivable, which were not acquired.

     During the first three quarters of 1997, the Company used $85.8 million in investing activities, consisting primarily of $37.7 million in business acquisitions as described in Note 4, plus $26.7 million in capital expenditures. On July 15, 1997, the Company, through two wholly-owned subsidiaries, issued two 1997 Series IRBs for $25 million and $2.5 million. Proceeds from these IRBs will be used to fund a new copper refining facility located adjacent to the Company's tube mill in Fulton, Mississippi, and a new line set plant also in Fulton, Mississippi. Cash used in investing activities was funded with existing cash plus the proceeds of the two 1997 Series IRBs.

     The Company has a $100.0 million unsecured line-of-credit agreement (the Credit Facility) which expires in December 1999, but may be extended for successive one year periods by agreement of the parties. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) prime rate less .50 percent, (ii) LIBOR plus .27 percent, or (iii) Federal Funds Rate plus .65 percent. There are no outstanding borrowings under the Credit Facility. At September 27, 1997, the Company's debt was $80.2 million or 17 percent of its total capitalization.

     The Company's financing obligations contain various covenants which require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. The Company is in compliance with all debt covenants.

     Management believes that cash provided by operations, currently available cash of $44.3 million, and the escrowed proceeds from the 1997 Series IRBs will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio remains strong at 2.8 to 1 as of September 27, 1997.

     The Company currently anticipates spending approximately $40 million for major capital improvement projects during 1997. The significant projects were identified in the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997. These capital improvement projects will be funded from existing cash balances, cash generated from operations, and the IRB financing discussed above.

Part II. OTHER INFORMATION

Item 5.  Other Information

     The following discussion updates the disclosure in Item 1, Business, in the Company's Annual Report on Form 10-K, for the year ended December 28, 1996.

Environmental Matters

Mining Remedial Recovery Company (MRRC)

1. Cleveland Mill Site

     The EPA has agreed to permit the Cleveland Mill tailings to be capped on site, rather than placed at the nearby Hanover site. An approved holding cell near the tailings is under construction. Consolidation of the mill tailings into the cell is scheduled to commence this year and capping of the tailings is anticipated to be substantially completed by the Fall of 1998.

2. Hanover Site

     MRRC had chosen to defer regrading and capping of approximately twenty acres at Hanover pending a decision on storage of tailings in its nearby Cleveland Mill site. Following the EPA's decision to permit on site storage of tailings at the Cleveland Mill site, MRRC completed its regrading and capping of the remaining Hanover acres.

3. Mammoth Mine Site

     In response to an Order issued by the California Regional Water Quality Control Board in 1996, MRRC recently completed a feasibility study describing measures designed to mitigate the effects of acid rock drainage in Shasta County, California. MRRC proposed remedial options that would involve expenditures of approximately $1.7 million by the end of 1998. Regulatory officials requested MRRC modify its proposed design at two locations, which MRRC plans to do once it establishes that the requested modifications can be accomplished for the currently estimated incremental cost of $200,000. Further remediation may be required depending on how effective MRRC's remedial options are in reducing acid rock drainage.

4. U.S.S. Lead

     In the process of remediating the Lead Refinery site in East Chicago, Illinois, Lead Refinery identified the presence of suspected petroleum contamination on site. Lead Refinery is evaluating whether and how to address remediation of this contamination as part of the Corrective Action Management Unit.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         10.1 Amended and Restated Employment Agreement, effective as of September 17, 1997, by and between Mueller Industries, Inc. and Harvey L. Karp.

         10.2 Amended and Restated Employment Agreement, effective as of September 17, 1997, by and between Mueller Industries, Inc. and William D. O'Hagan.

         19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended September 27, 1997. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

     (b) During the quarter ended September 27, 1997, the Registrant filed no Current Reports on Form 8-K.

Items 1, 2, 3 and 4 are not applicable and have been omitted.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 21, 1997.

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