Form 10-K
period 1997-12-27
MUELLER INDUSTRIES INC
filed 1998-03-20
CIK 89439

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 1997      Commission file number 1-6770

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

The number of shares of the Registrant's common stock outstanding as of March 10, 1998 was 17,569,737, excluding 2,430,263 treasury shares. The aggregate market value of the 17,024,628 shares of common stock held by non-affiliates of the Registrant was $936,354,540 at March 10, 1998 (based on the closing price on the consolidated transaction reporting system on that date).

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into this
Report: (1) Registrant's Annual Report to Stockholders for the year ended December 27, 1997 (Part I and II); Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, scheduled to be mailed on or about March 18, 1998 (Part III).

                            MUELLER INDUSTRIES, INC.


As used in this report, the terms "Company," "Mueller" and "Registrant" mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.


                               TABLE OF CONTENTS

                                                                      Page

PART I
   Item 1.     Business..................................................3
   Item 2.     Properties............................................... 9
   Item 3.     Legal Proceedings........................................11
   Item 4.     Submission of Matters to a Vote of Security Holders......11


PART II
   Item 5.     Market for the Registrant's Common Stock and Related
                  Stockholder Matters...................................11
   Item 6.     Selected Financial Data..................................11
   Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................11
   Item 8.     Financial Statements and Supplementary Data..............12
   Item 9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure...................12


PART III
   Item 10.    Directors and Executive Officers of the Registrant.......12
   Item 11.    Executive Compensation...................................12
   Item 12.    Security Ownership of Certain Beneficial Owners
                  and Management........................................12
   Item 13.    Certain Relationships and Related Transactions...........12


Part IV
   Item 14.    Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K...........................................12


Signatures..............................................................16

                                     PART I

ITEM 1. BUSINESS

Introduction

     The Company is a leading manufacturer of copper, brass, plastic and aluminum products. The range of these products is broad: copper tube and fittings; brass and copper alloy rod, bar and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic fittings and valves; refrigeration valves, driers and flare fittings; and copper alloy tubing, aluminum tubing and fabricated tubular products. These operations ("Manufacturing Segment") accounted for approximately 96 percent of the Company's total net sales and 80 percent of total identifiable assets on a consolidated basis in 1997. The Company markets its products to the heating and air-conditioning, refrigeration, plumbing, hardware and other industries. Mueller operates eighteen factories in the United States, Canada, the United Kingdom, and France and has distribution facilities in each of these countries and sales representation worldwide.

     The Company also has operations which are conducted through its wholly-owned subsidiaries Arava Natural Resources Company, Inc. ("Arava") and Alaska Gold Company ("Alaska Gold"). These operations consist principally of the operation of a short line railroad in Utah and a placer gold mining operation in Alaska.

     Information concerning net sales, operating income, and identifiable assets of each segment appears under "Note 13 - Industry Segments" in the Notes to Consolidated Financial Statements in Mueller's Annual Report to Stockholders for the year ended December 27, 1997. Such information is incorporated herein by reference.

Manufacturing Segment

     Products and Manufacturing Operations

     Mueller's Standard Products include a broad line of copper tube, which ranges in size from 1/8 inch to 8 inch diameter, and is sold in various straight lengths and coils. Mueller is a market leader in the air-conditioning and refrigeration tube markets. Additionally, Mueller supplies a variety of water tube in straight lengths and coils used for plumbing applications in virtually every type of construction project.

     In 1997, the Company acquired copper tube manufacturing operations in England and France. On February 28, 1997, the Company acquired certain assets of Wednesbury Tube Company ("Wednesbury") for approximately $21.3 million. Wednesbury is located in Bilston, West Midlands, England. On May 15, 1997, the Company acquired Desnoyers S.A., a copper tube manufacturer which operates two factories near Paris in Laigneville and Longueville, France. The Company acquired Desnoyers for approximately $13.5 million which includes certain assumed debt obligations. These acquisitions established a significant manufacturing and sales presence in Europe for the Company's manufacturing operations.

     Standard Products also includes copper and plastic fittings and related components for the plumbing and heating industry that are used in water distribution systems, heating systems, air-conditioning and refrigeration applications, and drainage, waste, and vent systems. Additionally, valves, wrot copper and brass fittings, filter driers and other related assemblies are manufactured for commercial air-conditioning and refrigeration applications such as vending machines, ice machines, walk-in coolers, and numerous refrigeration applications. The refrigeration product line also includes products for the refrigeration and air-conditioning installation and service markets. A major portion of Mueller's products are ultimately used in the domestic residential and commercial construction markets and, to a lesser extent, in the automotive and heavy on and off-the-road vehicle markets.

     On December 30, 1996, the Company acquired the assets and certain liabilities of Precision Tube Company, Inc. ("Precision") for approximately $6.6 million. Precision fabricates tubing and coaxial cables and assemblies.

     Mueller's Industrial Products include brass rod, nonferrous forgings and impact extrusions that are sold primarily to Original Equipment Manufacturers ("OEM") in the plumbing, refrigeration, fluid power, and automotive industries, as well as to other manufacturers and distributors. The Port Huron, Michigan mill extrudes brass, bronze, and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter. These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, and electrical conductivity. Mueller brass and aluminum forgings are used in a wide variety of end products, including automotive components, brass fittings, industrial machinery, valve bodies, gear blanks, computer hardware, and fire fighting equipment. The Company also serves the automotive, military ordnance, aerospace and general manufacturing industries with cold-formed aluminum and copper impact extrusions. Typical applications for impacts are automotive parts, high-strength ordnance, high-conductivity electrical components, builders' hardware, hydraulic systems, and other uses where toughness must be combined with varying complexities of design and finish.

     The Company's manufacturing facilities have operated at high levels during 1997, 1996, and 1995.

     Marketing and Distribution

     Mueller's Standard Products are marketed primarily through its own sales and distribution organization, which maintains sales offices and distribution centers throughout the United States and in Canada, the United Kingdom, and France. Additionally, these products are sold and marketed through a network of agents, which, when combined with the Company's sales organization, provide the Company broad geographic market representation.

     Industrial Products are sold, primarily, direct to OEM customers. Outside of North America, the Company sells its products through various channels including exclusive distributors, agents and direct sales channels in over 65 countries, primarily in Europe, the Far East, and the Middle East.

     Competition

     The businesses in which Mueller is engaged are highly competitive. The principal methods of competition for Mueller's products are customer service and availability. No material portion of Mueller's business is dependent upon a single customer or a small group of related customers. The total amount of order backlog for Mueller's products on December 27, 1997 and December 28, 1996 was not significant.

     The Company competes with various companies depending on the product line. In the U.S. copper tubing business, the domestic competition includes Cerro Copper Products Co., Inc., Halstead Industries, Inc., Reading Tube Corporation, Wolverine Tube, Inc., and Howell Metal Company, as well as many actual and potential foreign competitors. In the European copper tubing business, Mueller competes with more than ten European based manufacturers of copper tubing as well as foreign based manufacturers. Additionally, the Company's copper tube businesses compete with a large number of manufacturers of substitute products made from plastic, iron, and steel. In the copper fittings market, competitors include Elkhart Products, a division of Amcast Industrial Corporation, and NIBCO, Inc. The plastic fittings competitors include more than a dozen companies. The brass rod competitors include Cerro Metal Products Company, Inc., Chase Brass Industries, Inc., Extruded Metals Inc., and others both domestic and foreign. As illustrated above, no other single competitor offers such a wide ranging product line; management believes that this is a competitive advantage in some markets.

     Raw Materials and Supplies

     The major portion of Mueller's base metal requirements (primarily copper) are normally obtained through short-term supply contracts with competitive pricing provisions. Other raw materials used in the production of brass, including brass scrap, zinc, tin and lead are obtained from zinc and lead producers, open-market dealers, and customers with brass process scrap. Raw materials used in the fabrication of aluminum and plastic products are purchased in the open market from major producers.

Other Businesses

     Mueller, through its subsidiaries Arava and Alaska Gold, is engaged in the operation of a short line railroad in Utah and placer gold mining in Alaska. It also owns interests in other natural resource properties.

     Short Line Railroad

     Utah Railway Company ("Utah Railway"), a wholly-owned subsidiary of Arava, operates over approximately 100 miles of railroad track in Utah. Utah Railway serves four major customers pursuant to long-term contracts which account for more than 75% of coal tonnage hauled. The Utah Railway transports coal to an interchange point at Provo, Utah. Annual tonnage may vary significantly due to fluctuations in the production from the coal mines on the Utah Railway's lines and the demand for export coal. In the past five years, annual tonnage has ranged between 3.9 and 6.2 million tons. From Provo, Utah, the coal is transported by connecting railroads to various customers including electric utilities, cement plants, west coast export facilities and others at destinations throughout the West.

     In addition to railway operations discussed above, Union Pacific Railroad granted limited rights to Utah Railway for operations over Union Pacific tracks to Grand Junction, Colorado and access to additional coal customers. Also, in 1997, Utah Railway began a switching operation primarily in the Salt Lake City, Ogden, and Provo, Utah, metropolitan areas. Switching operations consist of accepting freight from other railroad carriers for delivery to rail served customers and/or accepting loads of freight from such customers for delivery to long haul railroad carriers to be transported to final destinations.

     Gold Mining

     Alaska Gold mines placer gold in Nome, Alaska. Alaska Gold produced 28,154 net ounces of gold in 1997, 22,918 net ounces of gold in 1996, 18,731 net ounces of gold in 1995, 14,173 net ounces of gold in 1994, and 22,440 net ounces of gold in 1993, at a net production cost of $316 per ounce in 1997, $352 per ounce in 1996, $307 per ounce in 1995, $376 per ounce in 1994, and $280 per ounce in 1993. Based on the results of past exploratory drilling, Alaska Gold believes there may be various areas available on its properties to sustain open pit mining for ten years. Continued operations, however, depend upon the economic feasibility.

     Properties consist of approximately 14,500 acres in and adjacent to Nome. In addition, Alaska Gold owns or has patented claims on approximately 10,400 acres in the Fairbanks, Alaska area, and approximately 3,000 acres in the Hogatza, Alaska area.

     Other Properties

     In 1997, United States Fuel Company ("U.S. Fuel"), a wholly-owned subsidiary of Arava, sold its coal properties. Until coal production ceased in March 1993, U.S. Fuel mined steam coal by the deep-mine process at these properties.

     In early 1998, Ruby Hill Mining Company ("Ruby Hill") received a final $1.0 million installment payment from Homestake Mining Company of California ("Homestake") for Ruby Hill's mining property near Eureka, Nevada. As of December 27, 1997, the Company has received and recognized as gains $3.0 million from this transaction. If Homestake produces a total of 500,000 ounces of gold or "gold equivalents" of other metals from this property, Ruby Hill is thereafter entitled to a three percent net smelter return royalty, after deduction for certain taxes and transportation.

Labor Relations

     At December 27, 1997, the Company employed approximately 3,400 employees of which approximately 1,900 were represented by various unions. A majority of the unionized employees are under contracts which expire in 1999. Substantially all of the 1997 increase in employment relates to businesses acquired during the year.

Raw Material and Energy Availability

     Adequate supplies of raw material are available to the Company. Sufficient energy in the form of natural gas, fuel oils and electricity is available to operate the Company's production facilities. While temporary shortages of raw material and fuels may occur occasionally, they have not materially hampered the Company's operations.

Environmental Matters

     The Company is subject to various laws and regulations relating to environmental quality. Compliance with these laws and regulations is a matter of high priority. Mueller's provision for environmental compliance includes charges of $3.1 million in 1997, $2.0 million in 1996, $1.4 million in 1995, $2.9 million in 1994, and $1.1 million in 1993. Except as discussed below, the Company does not anticipate that it will need to make material expenditures for such compliance activities during the remainder of the 1998 fiscal year, or for the next two fiscal years.

     Mining Remedial Recovery Company ("MRRC"), a wholly-owned subsidiary of Arava, was formed for the purpose of managing the remediation of certain properties and the appropriate disposition thereof.

     1. Cleveland Mill Site

     In 1993, the EPA issued special notice letters to all known potentially responsible parties ("PRPs") regarding the Cleveland Mill Superfund Site in Grant County, New Mexico. In response, MRRC, Bayard Mining Corp. ("Bayard"), a wholly-owned subsidiary of Arava, and a third party filed a good faith offer to implement the remedy set forth in the EPA's Record of Decision ("ROD"). Total future costs for remediating the site were estimated by the EPA in the ROD at approximately $6.2 million. MRRC and Bayard, along with said third party, have entered into a consent decree relating to the site and have agreed to an allocation formula requiring Bayard and MRRC to pay 29 percent of future costs. The third party has agreed to pay the balance. Work at this site has commenced and is anticipated to be substantially completed in 1998.

     2. Mammoth Mine Site

     MRRC owns title to certain inactive mines in Shasta County, California. MRRC has continued a program, begun in the late 1980s, of sealing mine portals with concrete plugs in mine adits which were discharging water. The sealing program has achieved a reduction in the metal load in discharges from these adits; however, additional reductions are being required. In response to a 1996 Order issued by the California Regional Water Quality Control Board, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage. MRRC has agreed to implement additional remedial options at an estimated cost of approximately $1.7 million. Further remediation may be required depending on how effective MRRC's remedial options are in reducing acid rock drainage.

     In April 1996, MRRC settled a lawsuit from an adjoining landowner. As part of the settlement, MRRC acquired approximately 4,000 acres of patented mining claims and other property located in Shasta County. MRRC intends to remediate the mine sites on this acquired property as part of its overall efforts at Mammoth.

     3. U.S.S. Lead

     In 1991, U.S.S. Lead Refinery, Inc. ("Lead Refinery"), responded to an information request from EPA under Superfund for information on whether Lead Refinery arranged for the disposal of hazardous substances in the vicinity of the Grand Calumet River/Indiana Harbor Ship Canal. By letter dated February 4, 1997, the Indiana Department of Environmental Management
(IDEM) notified Lead Refinery that a preassessment screening of the Grand Calumet River and the Indiana Harbor Canal conducted pursuant to Superfund, had identified releases of hazardous substances from Lead Refinery and other PRPs that had adversely impacted natural resources. Based on the prescreening assessment, IDEM has requested that Lead Refinery agree to fund the preparation of an assessment plan which will, in part, quantify the loss of natural resources. By letter dated March 11, 1997, Lead Refinery responded to the February 4 letter and without waiving its affirmative defenses, stated its willingness to participate in the preparation of an assessment plan. In 1991, Lead Refinery also responded to an information request under Superfund regarding the Lead Refinery site in East Chicago, Indiana. In 1992, EPA advised Lead Refinery of its intent to list the property as a Superfund site; however, as of March 17, 1998, EPA has deferred such listing.

     In 1993, Lead Refinery entered into a Consent Order with the EPA pursuant to Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"). The Consent Order covers remediation activities at the East Chicago, Indiana site and provides for Lead Refinery to complete certain on-site interim remedial activities and studies that extend off-site. In November 1996, the EPA approved, with modifications, the Interim Stabilization Measures Workplan and designated a Corrective Action Management Unit at the Lead Refinery site. Site activities, based on the approval, began during December 1996. Costs for studies and interim clean up efforts were estimated at approximately $4.5 million in the first quarter of 1997. In the process of remediating the site, Lead Refinery subsequently identified suspected petroleum contamination on site. Lead Refinery is evaluating whether and how to address remediation of this contamination as part of the Corrective Action Management Unit. Once these activities are completed, additional work would likely be needed to investigate and remediate any contamination not addressed by the Consent Order. Lead Refinery, without additional assistance from MRRC, lacks the financial resources needed to complete the additional remediation and intends to seek financial assistance from other PRPs to permit Lead Refinery to conduct a private-party cleanup under RCRA.

     Lead Refinery has been informed by the former owner and operator of a Superfund site located in Pedricktown, New Jersey that it intends to seek CERCLA response costs for alleged shipments of hazardous substances to the site. Lead Refinery has executed an agreement regarding that site, which indefinitely extends the statute of limitations. By letter dated January 26, 1996, Lead Refinery and other PRPs received from EPA a proposed Administrative Order on Consent to perform the remedial design for operable Unit 1 of the Pedricktown Superfund Site. Lead Refinery determined not to execute the Administrative Order on Consent. Several other PRPs, however, executed the agreement and are conducting the remedial design.

     Miscellaneous

     In 1994, the Company received notice from the EPA that Mueller Brass Co. was a PRP at the Jack's Creek/Sitkin Smelting Superfund Site in Eastern Pennsylvania. Mueller Brass Co. is alleged to have contributed less than 1 percent of the hazardous wastes at this site. Based upon its estimated allocation ranking, its share of the EPA's estimated cleanup costs would be less than $400,000. Cleanup will commence in 1998.

Other Business Factors

     The Registrant's business is not materially dependent on patents, trademarks, licenses, franchises or concessions held. In addition, expenditures for company-sponsored research and development activities were not material during 1997, 1996, or 1995. No material portion of the Registrant's business involves governmental contracts.

ITEM 2.     PROPERTIES

     Information pertaining to the Registrant's major operating facilities is included below. Except as noted, the Registrant owns all of its principal properties. The Registrant's plants are in satisfactory condition and are suitable for the purpose for which they were designed and are now being used.

                     Approximate
  Location          Property Size                   Description
____________        _____________         _________________________________

Port Huron, MI      322,500 sq. ft.       Brass rod mill.  Facility includes
                    71.5 acres            casting, extruding, and finishing
                                          equipment to produce brass rods
                                          and bars, in various shapes and
                                          sizes.

Port Huron, MI      127,500 sq. ft.       Forgings plant.  Produces brass
                                          and aluminum forgings.

Marysville, MI      81,500 sq. ft.        Aluminum and copper impacts plant.
                    6.72 acres            Produces made-to-order parts using
                                          cold impact processes.

Port Huron, MI      40,000 sq. ft.        Formed tube plant.  Produces
                    5.11 acres            copper fittings using cold heading
                                          equipment.

Fulton, MS          418,000 sq. ft.       Copper tube mill.  Facility
                    64.27 acres           includes casting, extruding, and
                                          finishing equipment to produce
                                          copper tubing, including tube feed
                                          stock for the Company's copper
                                          fittings plants, Line sets plant,
                                          and Precision Tube factory.

Fulton, MS          70,000 sq. ft.(1)     Copper fittings plant.  High-
                    7.68 acres            volume facility that produces
                                          copper fittings using tube feed
                                          stock from the Company's copper
                                          tube mill.

Fulton, MS          58,500 sq. ft.(1)     Line sets plant.  Produces copper
                    15.53 acres           tube line sets using tube feed
                                          stock from the Company's copper
                                          tube mill.

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

Kalamazoo, MI       205,000 sq. ft.       Plastic fittings plant.  Produces
                    18 acres              DWV fittings using injection
                                          molding equipment.

Cerritos, CA        115,000 sq. ft.       Plastic fittings plant.  Produces
                    5.1 acres             DWV fittings using injection
                                          molding equipment.

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

North Wales, PA     174,000 sq. ft.       Precision Tube factory.  Facility
                    18.9 acres            fabricates copper tubing, copper
                                          alloy tubing, aluminum tubing, and
                                          fabricated tubular products.

Salisbury, MD       12,000 sq. ft.(2)     Coaxial cable plant.  Facility
                                          manufactures semi-rigid coaxial
                                          cable and high-performance cable
                                          assemblies.

Bilston, England    402,500 sq. ft.       Copper tube mill.  Facility
United Kingdom      14.95 acres           includes casting, extruding and
                                          finishing equipment to produce
                                          copper tubing.

Longueville         332,500 sq. ft.       Copper tube mill.  Facility
France              16.3 acres            includes extrusion and finishing
                                          equipment to produce copper
                                          tubing.

Laigneville         387,500 sq. ft.       Copper tube mill.  Facility
France              18.8 acres            includes drawing and finishing
                                          equipment to produce copper
                                          tubing.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

     The information required by Item 5 of this Report is included under the caption "Capital Stock Information" in the Registrant's Annual Report to Stockholders for the year ended December 27, 1997, which information is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

     Selected financial data are included under the caption "Selected Financial Data" in the Registrant's Annual Report to Stockholders for the year ended December 27, 1997, which selected financial data is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations is contained under the caption "Financial Review" in the Registrant's Annual Report to Stockholders for the year ended December 27, 1997 and is incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is contained under the caption "Ownership of Common Stock by Directors and Officers and Information about Director Nominees" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 18, 1998 and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

     The information required by Item 11 is contained under the caption "Executive Compensation" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 18, 1998 and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is contained under the captions "Principal Stockholders" and "Ownership of Common Stock by Directors and Officers and Information about Director Nominees" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 18, 1998 and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is contained under the caption "Certain Relationships and Transactions with Management" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 18, 1998 and is incorporated herein by reference.

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

       3.2 By-laws of Mueller Industries, Inc., as amended and restated, effective November 10, 1994 (Incorporated herein by reference to Exhibit 3 (ii) of the Registrant's Current Report on Form 8-K, dated November 14, 1994).

       4.1     Common Stock Specimen (Incorporated herein by reference to
               Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated December 28, 1990).

       4.2 Rights Agreement, dated as of November 10, 1994, between the Registrant and Continental Stock Transfer and Trust Company, as Rights Agent, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock, as Exhibit C (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K, dated November 14,
               1994).

       4.3 Credit Agreement among Mueller Industries, Inc. (as Borrower) and Michigan National Bank (as a Bank) and Michigan National Bank (as Agent) dated as of June 1, 1994 (Incorporated herein by reference to Exhibit 4.3 of the Registrant's Report on Form 10-K, dated March 20, 1997, for the fiscal year ended December 28, 1996).

       4.4     First Amendment to Credit Agreement among Mueller
               Industries, Inc. (as Borrower) and Michigan National Bank
               (as a Bank) and Michigan National Bank (as Agent) dated as of December 14, 1994 (Incorporated herein by reference to Exhibit 4.4 of the Registrant's Report on Form 10-K, dated March 20, 1997, for the fiscal year ended December 28, 1996).

       4.5 Second Amendment to Credit Agreement among Mueller Industries, Inc. (as Borrower) and Michigan National Bank
               (as a Bank) and Michigan National Bank (as Agent) dated as of June 1, 1995 (Incorporated herein by reference to Exhibit 4.5 of the Registrant's Report on Form 10-K, dated March 20, 1997, for the fiscal year ended December 28, 1996).

       4.6     Third Amendment to Credit Agreement among Mueller
               Industries, Inc. (as Borrower) and Michigan National Bank
               (as a Bank) and Michigan National Bank (as Agent) dated as of December 18, 1996 (Incorporated herein by reference to Exhibit 4.6 of the Registrant's Report on Form 10-K, dated March 20, 1997, for the fiscal year ended December 28, 1996).

       4.7     Fourth Amendment to Credit Agreement among Mueller
               Industries, Inc. (as Borrower) and Michigan National Bank (as a Bank) and Michigan National Bank (as Agent) dated December 31, 1997.

       4.8 Certain instruments with respect to long-term debt of the Company have not been filed as Exhibits to the Report since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission.

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

      10.5 Summary description of the Registrant's 1998 bonus plan for certain key employees.

      10.6 Amended and Restated Employment Agreement, effective as of September 17, 1997, by and between Mueller Industries, Inc. and Harvey L. Karp (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Report on Form 10-Q, dated October 21, 1997, for the quarter ended September 27, 1997).

      10.7 Amended and Restated Employment Agreement, effective as of September 17, 1997, by and between Mueller Industries, Inc. and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.2 of the Registrant's Report on Form 10-Q, dated October 21, 1997, for the quarter ended September 27, 1997).

      10.8     Mueller Industries, Inc. 1994 Stock Option Plan
               (Incorporated herein by reference to Exhibit 10.13 of the Registrant's Report on Form 10-K, dated March 17, 1995, for the fiscal year ended December 31, 1994).

      10.9 Mueller Industries, Inc. 1994 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit
               10.14 of the Registrant's Report on Form 10-K, dated March 17, 1995, for the fiscal year ended December 31, 1994).

      10.10 Mueller Industries, Inc. Deferred Compensation Plan, effective January 1, 1997 (Incorporated herein by reference to Exhibit 10.12 of the Registrant's Report on Form 10-K, dated March 20, 1997, for the fiscal year ended
               December 28, 1996).

      13.0 Mueller Industries, Inc.'s Annual Report to Stockholders for the year ended December 27, 1997. Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Annual Report on Form 10-K.

      21.0     Subsidiaries of the Registrant.

      23.0 Consent of Independent Auditor (Includes report on Supplemental Financial Information).

(b) During the three months ended December 27, 1997, no Current Reports on Form 8-K were filed.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 1998.

                          MUELLER INDUSTRIES, INC.

                          /s/  HARVEY L. KARP
                          Harvey L. Karp, Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature             Title                                Date

/S/HARVEY L. KARP        Chairman of the Board, and Director March 19, 1998
   Harvey L. Karp

/S/ROBERT B. HODES       Director                            March 19, 1998
   Robert B. Hodes

/S/ALLAN MACTIER         Director                            March 19, 1998
   Allan Mactier

/S/WILLIAM D. O'HAGAN    President, Chief Executive Officer, March 19, 1998
   William D. O'Hagan    Director

/S/ROBERT J. PASQUARELLI Director                            March 19, 1998
   Robert J. Pasquarelli

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

                       Signature and Title                      Date

                      /S/ EARL W. BUNKERS                    March 19, 1998
                      Earl W. Bunkers
                      Executive Vice President
                      Chief Financial Officer
                      (Principal Accounting Officer)

                      /S/  KENT A. MCKEE                     March 19, 1998
                      Kent A. McKee
                      Vice President Business Development/
                      Investor Relations

                      /S/  RICHARD W. CORMAN                 March 19, 1998
                      Richard W. Corman
                      Director of Corporate Accounting

                        INDEX TO FINANCIAL STATEMENTS

     The consolidated financial statements, together with the report thereon of Ernst & Young LLP dated February 6, 1998, appearing on page 18 through and including 46, of the Company's 1997 Annual Report to Stockholders are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, no other information appearing in the 1997 Annual Report to Stockholders is deemed to be filed as part of this Annual Report on Form 10-K under Item 8. The following Consolidated Financial Statement Schedule should be read in conjunction with the consolidated financial statements in such 1997 Annual Report to Stockholders. Consolidated Financial Statement Schedules not included with this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


                      SUPPLEMENTAL FINANCIAL INFORMATION


                                                            Page

Schedule for the fiscal years ended December 27, 1997, December 28, 1996, and December 30, 1995.

     Valuation and Qualifying Accounts (Schedule II)          18

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 27, 1997, December 28, 1996, and December 30, 1995 (In thousands)

                                                                         Additions
                                                              -------------------------------
                                          Balance at           Charged to                                                Balance
                                          beginning            costs and             Other                               at end
                                           of year              expenses           additions         Deductions          of year
                                         ------------         ------------        -----------       -----------       -----------
1997
Allowance for doubtful accounts          $      3,188         $        107        $       677 (1)   $       292       $     3,680

Environmental reserves                   $      9,105         $      3,100        $     3,949 (1)   $     5,786       $    10,368

Other reserves (2)                       $     10,368         $        250        $     2,089 (1)   $     2,259       $    10,448

Valuation allowance for deferred
  tax assets                             $     56,299         $          -        $         -       $     4,226       $    52,073

1996
Allowance for doubtful accounts          $      2,986         $        435        $         -       $       233       $     3,188

Environmental reserves                   $      9,585         $      2,045        $         -       $     2,525       $     9,105

Other reserves (2)                       $     10,051         $        828        $         -       $       511       $    10,368

Valuation allowance for deferred
  tax assets                             $     60,921         $          -        $         -       $     4,622       $    56,299

1995
Allowance for doubtful accounts          $      3,336         $         75        $         -       $       425       $     2,986

Environmental reserves                   $     11,178         $      1,421        $         -       $     3,014       $     9,585

Other reserves (2)                       $     16,150         $     (1,157)       $         -       $     4,942       $    10,051

Valuation allowance for deferred
  tax assets                             $     65,927         $          -        $         -       $     5,006       $    60,921




(1)   Resulted from acquisitions during 1997.

(2) Other reserves are included in the balance sheet captions "Other current liabilities" and "Other noncurrent liabilities".





                                      -18-

                            EXHIBIT INDEX


Exhibits       Description                                              Page

4.7        Fourth Amendment to Credit Agreement among Mueller
           Industries, Inc. (as Borrower) and Michigan
           National Bank (as a Bank) and Michigan National
           Bank (as Agent) dated December 31, 1997.

10.5 Summary description of the Registrant's 1998 bonus plan for certain key employees.

13.0 Mueller Industries, Inc.'s Annual Report to Stockholders for the year ended December 27, 1997. Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Annual Report on Form 10-K.

21.0       Subsidiaries of the Registrant.

23.0 Consent of Independent Auditor (Includes report on Supplemental Financial Information).