Form 10-Q
period 1998-03-28
MUELLER INDUSTRIES INC
filed 1998-04-23
CIK 89439

                                     1998

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 28, 1998    Commission file number 1-6770

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

The number of shares of the Registrant's common stock outstanding as of April 21, 1998, was 17,579,437.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                     For the Period Ended March 28, 1998

                                   INDEX



Part I. Financial Information                                        Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Consolidated Statements of Income
               for the quarters ended March 28, 1998
               and March 29, 1997                                      3

          b.)  Consolidated Balance Sheets
               as of March 28, 1998 and December 27, 1997              4

          c.)  Consolidated Statements of Cash Flows
               for the quarters ended March 28, 1998
               and March 29, 1997                                      6

          d.)  Notes to Consolidated Financial Statements              7


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      8

Part II. Other Information

     Item 6.  Exhibits and Reports on Form 8-K                        10

Signatures                                                            11

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                               For the Quarter Ended
                                         March 28, 1998        March 29, 1997
Net sales                                $   226,652             $   201,366

Cost of goods sold                           175,457                 155,784
                                          ----------              ----------
   Gross profit                               51,195                  45,582

Depreciation and amortization                  5,584                   4,832
Selling, general, and
   administrative expense                     17,842                  15,496
                                          ----------              ----------
   Operating income                           27,769                  25,254

Interest expense                              (1,352)                 (1,178)
Environmental reserves                          (600)                 (2,000)
Other income, net                              2,723                   1,030
                                          ----------              ----------
   Income before income taxes                 28,540                  23,106

Current income tax expense                    (8,533)                 (6,728)
Deferred income tax expense                     (742)                   (620)
                                          ----------              ----------
   Total income tax expense                   (9,275)                 (7,348)
                                          ----------              ----------

Net income                               $    19,265             $    15,758
                                          ==========              ==========

Weighted average shares
   for basic earnings per share               17,550                  17,473
Effect of dilutive stock options               2,223                   2,119
                                          ----------              ----------
Adjusted weighted average shares
   for diluted earnings per share             19,773                  19,592
                                          ----------              ----------

Basic earnings per share                 $      1.10             $      0.90
                                          ==========              ==========

Diluted earnings per share               $      0.97             $      0.80
                                          ==========              ==========




See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                         March 28, 1998     December 27, 1997
Assets

Current assets:
   Cash and cash equivalents             $    76,082             $    69,978

   Accounts receivable, less allowance
     for doubtful accounts of $3,331 in
     1998 and $3,680 in 1997                 143,648                 128,902

   Inventories:
     Raw material and supplies                15,144                  19,960
     Work-in-process                          21,105                  20,283
     Finished goods                           56,938                  57,531
     Gold                                        437                     407
                                          ----------              ----------
   Total inventories                          93,624                  98,181

   Current deferred income taxes               5,075                   5,023
   Other current assets                        8,683                   6,967
                                          ----------              ----------
     Total current assets                    327,112                 309,051

Property, plant and equipment, net           269,186                 260,364
Deferred income taxes                          6,960                   7,837
Other assets                                  33,105                  33,524
                                          ----------              ----------
                                         $   636,363             $   610,776
                                          ==========              ==========



















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                         March 28, 1998     December 27, 1997
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $    18,234             $    18,980
   Accounts payable                           32,732                  30,530
   Accrued wages and other employee costs     18,320                  21,095
   Other current liabilities                  39,580                  29,952
                                          ----------              ----------
     Total current liabilities               108,866                 100,557

Long-term debt                                49,508                  53,113
Pension and postretirement liabilities        14,613                  14,222
Environmental reserves                        10,562                  10,368
Deferred income taxes                          1,957                   2,040
Other noncurrent liabilities                  12,505                  11,745
                                          ----------              ----------
     Total liabilities                       198,011                 192,045
                                          ----------              ----------

Minority interest in subsidiaries                946                     691

Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                   -                       -
   Series A junior participating preferred
     stock - $1.00 par value; shares
     authorized 15,000; none outstanding           -                       -
   Common stock - $.01 par value; shares
     authorized 50,000,000; issued
     20,000,000; outstanding 17,575,937
     in 1998 and 17,508,708 in 1997              200                     200
   Additional paid-in capital, common        253,830                 253,928
   Retained earnings (Since
     January 1, 1991)                        217,018                 197,753
   Cumulative translation adjustment          (3,842)                 (3,232)
   Treasury common stock, at cost            (29,800)                (30,609)
                                          ----------              ----------
   Total stockholders' equity                437,406                 418,040

Commitments and contingencies (Note 2)             -                       -
                                          ----------              ----------
                                         $   636,363             $   610,776
                                          ==========              ==========




See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                                 For the Quarter Ended
                                         March 28, 1998        March 29, 1997
Cash flows from operating activities
   Net income                            $    19,265             $    15,758
   Reconciliation of net income to net
    cash provided by operating activities:
     Depreciation and amortization             5,584                   4,832
     Minority interest in subsidiaries           255                       -
     Deferred income taxes                       742                     620
     (Gain) loss on disposal
      of properties                           (1,418)                    116
     Changes in assets and liabilities:
       Receivables                           (15,193)                (23,566)
       Inventories                             4,433                   1,484
       Other assets                           (3,520)                 (3,622)
       Current liabilities                     9,217                   7,879
       Other liabilities                       1,633                   1,173
       Other, net                               (105)                   (153)
                                          ----------              ----------
Net cash provided by operating activities     20,893                   4,521
                                          ----------              ----------
Cash flows from investing activities
   Businesses acquired                             -                 (27,855)
   Capital expenditures                      (14,570)                 (5,019)
   Proceeds from sales of properties           1,480                     590
   Escrowed IRB proceeds                       1,877                       -
                                          ----------              ----------
Net cash used in investing activities        (11,213)                (32,284)
                                          ----------              ----------
Cash flows from financing activities
   Repayments of long-term debt               (4,347)                 (2,573)
   Proceeds from sale of treasury stock          711                     569
                                          ----------              ----------
Net cash used in financing activities         (3,636)                 (2,004)
                                          ----------              ----------

Effect of exchange rate changes on cash           60                       -
                                          ----------              ----------
Increase (decrease) in cash
   and cash equivalents                        6,104                 (29,767)
Cash and cash equivalents at the
   beginning of the period                    69,978                  96,956
                                          ----------              ----------
Cash and cash equivalents at the
   end of the period                     $    76,082             $    67,189
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

Note 1 - Earnings Per Common Share

     Basic per share amounts have been computed based on the average number of common shares outstanding. Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, computed using the treasury stock method.

Note 2 - Commitments and Contingencies

     The Company is subject to normal environmental standards imposed by federal, state, local and foreign environmental laws and regulations. Based upon information currently available, management believes that the outcome of pending environmental matters will not materially affect the overall financial position and results of operations of the Company.

     In addition, the Company is involved in certain litigation as either plaintiff or defendant as a result of claims that arise in the ordinary course of business which management believes will not have a material effect on the Company's financial condition.

Note 3 - Comprehensive Income

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). The Company adopted this Statement as of the beginning of 1998. SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

     Total comprehensive income was $18,655,000 and $15,501,000 for the quarters ending March 28, 1998, and March 29, 1997, respectively.

Note 4 - Subsequent Event

     On April 14, 1998, the Company's Board of Directors declared a two-for-one stock split to be effected in the form of a 100 percent stock dividend. Stockholders of record on May 12, 1998, will receive one additional share of common stock for each share of the Company's common stock held on that date. Earnings per share presented elsewhere herein have not been adjusted to reflect this stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

     The Company's principal business is the manufacture and sale of copper tube, brass rod, copper and plastic fittings, forgings, valves, and other products made of copper, brass, bronze, plastic and aluminum. New housing starts and commercial construction are important determinants of the Company's sales to the air-conditioning, refrigeration, and plumbing markets because the principal end use of a significant portion of the Company's products is in the construction of single and multi-family housing and commercial buildings. The Company's product is sold to wholesalers in the plumbing, air-conditioning and refrigeration markets and to OEMs in these and other markets. Mueller's plants are located throughout the United States and in Canada, France and Great Britain. The Company also owns a short line railroad in Utah and natural resource properties in the Western U.S.

     Profitability of certain of the Company's product lines depends upon the "spreads" between the cost of metal and the selling prices of its completed products. The open market price for copper cathode, for example, directly influences the selling price of copper tubing, a principal product manufactured by the Company. The Company attempts to minimize the effects of changes in copper prices by passing base metal costs through to its customers as metal prices fluctuate. "Spreads" fluctuate based upon competitive market conditions.

     During 1997, the Company acquired two European copper tube manufacturers. Wednesbury Tube is located in Bilston, England, and Desnoyers S.A. is located near Paris, France. These acquisitions give the Company a major manufacturing and sales presence in Europe.

     The Company uses the LIFO method to value the copper component of certain of its copper tube and fittings inventories in the United States. The market price of copper also indirectly affects the carrying value (FIFO basis) of the Company's brass and other metal inventories.

Results of Operations

     Net income was $19.3 million, or 97 cents per diluted share, for the first quarter of 1998, which compares with net income of $15.8 million, or 80 cents per diluted share, for the same period of 1997.

     During the first quarter of 1998, the Company's net sales were $226.7 million, which compares to net sales of $201.4 million, or a 13 percent increase over the same period of 1997. Pounds shipped totaled 156.1 million, an increase of 25 percent. Of this increase, 83 percent was attributable to acquired businesses. Pounds shipped grew by a larger percent than sales dollars because the price of copper was lower in the first quarter of 1998 than in the same period of 1997.

     First quarter operating income increased primarily due to: (i) higher sales volumes particularly at brass rod and plastics; (ii) productivity improvements at certain manufacturing plants; and (iii) spread improvements in certain product lines, primarily copper tube and copper fittings. Selling, general, and administrative expense increased primarily due to acquired businesses.

     Interest expense in the first quarter of 1998 totaled $1.4 million, which was $0.2 million greater than the first quarter of 1997. The Company capitalized $0.1 million of interest related to capital improvement programs in the first quarter of 1998 compared to none in the first quarter of 1997. Total interest in the first quarter of 1998 increased due to the increase in long-term debt following the issuance of Industrial Development Revenue Bonds in the third quarter of 1997, partially offset by scheduled reductions in other long-term debt.

     The provision for environmental reserves of $0.6 million in the first quarter of 1998 was based on updated information and results of ongoing environmental remediation at a previously identified environmental site, U.S.S. Lead Refinery, Inc.

     The effective tax rate of 32.5 percent in the first quarter of 1998 reflects the benefit of a lower federal provision relating to the recognition of net operating loss carryforwards and a lower state provision associated with incentive IRB financings.

Liquidity and Capital Resources

     Cash provided by operating activities in the first quarter of 1998 totaled $20.9 million which is primarily attributable to net income, depreciation and amortization, and increased current liabilities, offset by increased receivables.

     During the first quarter of 1998, the Company used $11.2 million for investing activities, consisting primarily of $14.6 million for capital expenditures. Existing cash balances, cash from operations, plus escrowed IRB proceeds were used to fund the first quarter investing activities.

     The Company has a $100.0 million unsecured line-of-credit agreement (the Credit Facility) which expires in May 2001, but which may be extended for successive one year periods by agreement of the parties. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) prime rate less .50 percent, (ii) LIBOR plus .27 percent, or (iii) Federal Funds Rate plus .65 percent. There are no outstanding borrowings under the Credit Facility. At March 28, 1998, funds available under the Credit Facility was reduced by $4.9 million for outstanding letters of credit. At March 28, 1998, the Company's total debt was $67.7 million or 13.4 percent of its total capitalization.

     The Company's financing obligations contain various covenants which require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. The Company is in compliance with all debt covenants.

     Management believes that cash provided by operations and currently available cash of $76.1 million will be adequate to meet the Company's normal future capital expenditure and operational needs. Additionally, certain capital improvements are being funded with escrowed IRB proceeds. The Company's current ratio remains strong at 3.0 to 1.

     The Company has approved a $25.3 million capital improvement project at its Fulton copper tube mill to improve the utilization of scrap metal and enhance the mill's refining processes. This project is also expected to improve yield and productivity and increase casting capacity. Moreover, the project, when completed in early 1999, will allow the Fulton tube mill to use more scrap copper when market conditions warrant.

     Another important ongoing program is the modernization of the Company's copper fittings plant in Covington, Tennessee. Modernization of this facility, which produces a broad range of low-volume copper fittings, is estimated to require approximately $7.3 million in capital improvements and will be completed in 1999. This project, when completed, will also increase output and improve efficiency.

     Mueller also has programs underway to make near-term improvements at its European operations. Further, the Company is also considering various long-term capital investments for these businesses which will further improve their cost structure and productivity.

Part II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

     (a)     Exhibits

          19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended March 28, 1998. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

     (b) During the quarter ended March 28, 1998, the Registrant filed no Current Reports on Form 8-K.


Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 23, 1998.


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