Form 10-Q
period 1998-06-27
MUELLER INDUSTRIES INC
filed 1998-07-23
CIK 89439

                                      1998


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 27, 1998      Commission file number 1-6770


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

The number of shares of the Registrant's common stock outstanding as of July 15, 1998 was 35,613,294.

                            MUELLER INDUSTRIES, INC.

                                   FORM 10-Q

                       For the Period Ended June 27, 1998

                                     INDEX



Part I. Financial Information                                      Page

   Item 1.  Financial Statements (Unaudited)

            a.)  Consolidated Statements of Income
                 for the quarters and six-months ended
                 June 27, 1998 and June 28, 1997......................3

            b.)  Consolidated Balance Sheets
                 as of June 27, 1998 and December 27, 1997............4

            c.)  Consolidated Statements of Cash Flows
                 for the six-months ended June 27, 1998
                 and June 28, 1997....................................6

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

   Item 4.  Submission of Matters to a Vote of Security Holders......11

   Item 6.  Exhibits and Reports on Form 8-K.........................12

Signatures...........................................................13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                               For the Quarter Ended  For the Six-Months Ended
                                  June 27,  June 28,       June 27,  June 28,
                                    1998      1997           1998      1997
Net sales                         $225,867  $215,437       $452,519  $416,803

Cost of goods sold                 173,518   172,685        348,975   328,469
                                   -------   -------        -------   -------
   Gross profit                     52,349    42,752        103,544    88,334

Depreciation and amortization        5,689     4,984         11,273     9,816
Selling, general, and
   administrative expense           18,412    15,234         36,254    30,730
                                   -------   -------        -------   -------
   Operating income                 28,248    22,534         56,017    47,788

Interest expense                    (1,191)   (1,118)        (2,543)   (2,296)
Environmental reserves                   -         -           (600)   (2,000)
Other income, net                    1,981     2,166          4,704     3,196
                                   -------   -------        -------   -------
   Income before income taxes       29,038    23,582         57,578    46,688

Current income tax expense          (7,709)   (6,929)       (16,242)  (13,657)
Deferred income tax expense         (1,619)     (314)        (2,361)     (934)
                                   -------   -------        -------   -------
   Total income tax expense         (9,328)   (7,243)       (18,603)  (14,591)
                                   -------   -------        -------   -------

Net income                        $ 19,710  $ 16,339       $ 38,975  $ 32,097
                                   =======   =======        =======   =======

Weighted average shares
   for basic earnings per share     35,225    35,011         35,163    34,979
Effect of dilutive stock options     4,487     4,147          4,466     4,248
                                   -------   -------        -------   -------
Adjusted weighted average shares
   for diluted earnings per share   39,712    39,158         39,629    39,227
                                   -------   -------        -------   -------

Basic earnings per share          $   0.56  $   0.47       $   1.11  $   0.92
                                   =======   =======        =======   =======

Diluted earnings per share        $   0.50  $   0.42       $   0.98  $   0.82
                                   =======   =======        =======   =======


See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                         June 27, 1998     December 27, 1997
Assets

Current assets:
   Cash and cash equivalents             $   87,914              $   69,978

   Accounts receivable, less allowance
     for doubtful accounts of $3,488 in
     1998 and $3,680 in 1997                136,106                 128,902

   Inventories:
     Raw material and supplies               16,871                  19,960
     Work-in-process                         24,293                  20,283
     Finished goods                          54,910                  57,531
     Gold                                     2,327                     407
                                          ---------               ---------
   Total inventories                         98,401                  98,181

   Current deferred income taxes              4,510                   5,023
   Other current assets                       8,691                   6,967
                                          ---------               ---------
     Total current assets                   335,622                 309,051

Property, plant and equipment, net          284,688                 260,364
Deferred income taxes                         5,831                   7,837
Other assets                                 29,089                  33,524
                                          ---------               ---------
                                         $  655,230              $  610,776
                                          =========               =========


















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                         June 27, 1998     December 27, 1997
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $   18,027              $   18,980
   Accounts payable                          32,687                  30,530
   Accrued wages and other employee costs    20,215                  21,095
   Other current liabilities                 38,390                  29,952
                                          ---------               ---------
     Total current liabilities              109,319                 100,557

Long-term debt                               45,172                  53,113
Pension and postretirement liabilities       14,523                  14,222
Environmental reserves                        9,919                  10,368
Deferred income taxes                         1,882                   2,040
Other noncurrent liabilities                 13,410                  11,745
                                          ---------               ---------
     Total liabilities                      194,225                 192,045
                                          ---------               ---------

Minority interest in subsidiaries               390                     691

Stockholders' equity:
   Preferred stock-shares authorized
     4,985,000; none outstanding                  -                       -
   Series A junior participating preferred
     stock-$1.00 par value; shares
     authorized 15,000; none outstanding          -                       -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,000,000; outstanding 35,613,294
     in 1998 and 35,017,416 in 1997             400                     200
   Additional paid-in capital, common       255,040                 253,928
   Retained earnings
     (Since January 1, 1991)                236,728                 197,753
   Cumulative translation adjustment         (4,589)                 (3,232)
   Treasury common stock, at cost           (26,964)                (30,609)
                                          ---------               ---------
   Total stockholders' equity               460,615                 418,040

Commitments and contingencies (Note 2)            -                       -
                                          ---------               ---------
                                         $  655,230              $  610,776
                                          =========               =========



See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                                   For the Six-Months Ended
                                                June 27, 1998   June 28, 1997
Cash flows from operating activities
   Net income                                   $  38,975       $  32,097
     Reconciliation of net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                 11,273           9,816
     Minority interest in subsidiaries               (301)            244
     Deferred income taxes                          2,361             934
     Gain on disposal of properties                (1,517)           (452)
     Changes in assets and liabilities:
       Receivables                                 (7,772)        (27,149)
       Inventories                                   (650)        (10,228)
       Other assets                                (4,463)        (14,732)
       Current liabilities                          3,115           6,848
       Other liabilities                              310             109
       Other, net                                     (75)           (276)
                                                 --------        --------
Net cash provided by (used in)
   operating activities                            41,256          (2,789)
                                                 --------        --------
Cash flows from investing activities
   Businesses acquired                                  -         (37,743)
   Capital expenditures                           (23,812)        (16,468)
   Proceeds from sales of properties                1,619           1,344
   Escrowed IRB proceeds                            6,082               -
   Note receivable                                 (4,484)              -
                                                 --------        --------
Net cash used in investing activities             (20,595)        (52,867)
                                                 --------        --------
Cash flows from financing activities
   Repayments of long-term debt                    (8,894)         (5,442)
   Proceeds from stock options exercised
      including related tax benefits                6,357             581
                                                 --------        --------
Net cash used in financing activities              (2,537)         (4,861)
                                                 --------        --------

Effect of exchange rate changes on cash              (188)              -
                                                 --------        --------

Increase (decrease) in cash and cash equivalents   17,936         (60,517)
Cash and cash equivalents at the
   beginning of the period                         69,978          96,956
                                                 --------        --------
Cash and cash equivalents at the
   end of the period                            $  87,914       $  36,439
                                                 ========        ========

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

Note 2 - Commitments and Contingencies

     The Company is subject to normal environmental standards imposed by federal, state, local, and foreign environmental laws and regulations. Based upon information currently available, management believes that the outcome of pending environmental matters will not materially affect the overall financial position and results of operations of the Company.

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

     Total comprehensive income was $18,963,000 and $16,773,000 for the quarters ending June 27, 1998, and June 28, 1997, respectively and was $37,618,000 and $32,270,000 for the six-month periods ending June 27, 1998 and June 28, 1997, respectively.

Note 4 - Stockholders' Equity

     During the second quarter of 1998, the Company's Board of Directors declared a two-for-one stock split to be effected in the form of a 100 percent stock dividend. The record date was May 12, 1998. Presentations of share data herein, including earnings per share, have been adjusted to reflect the split for all periods presented (except for Item 4. Submission of Matters to a Vote of Security Holders).

Note 5 - Acquisitions

     During the first half of 1997, the Company acquired the assets and certain liabilities of Precision Tube Company, Inc., the assets of Wednesbury Tube Company, and Desnoyers S.A. These acquisitions were accounted for using the purchase method. Therefore, the results of operations of the acquired businesses are included in the consolidated financial statements of the Company from the date of acquisition.

     The following condensed pro forma consolidated results of operations are presented as if the acquisitions had occurred at the beginning of 1997. This information combines the historical results of operations of the Company and the acquired businesses after the effects of estimated purchase accounting adjustments. The pro forma information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the period presented.

                                             For the Six-Months Ended
                                                   June 28, 1997
Net sales                                       $     478,286
Net income                                             28,056
Basic earnings per share                                 0.80
Diluted earnings per share                               0.72

     The final assessment of fair values of the assets and reserves associated with the Desnoyers S.A. acquisition was completed during the second quarter of 1998. The determination of final fair values resulted in adjustments consisting of changes from initially recorded values. These adjustments increased property, plant and equipment, and other current liabilities of approximately $12.4 million and $8.6 million respectively, and decreased other assets of approximately $3.8 million.

Note 6 - Stock Option Exercise

     On June 15, 1998, the Company loaned $4.5 million, on a full recourse basis, to an officer. Proceeds of $1.4 million were used by the officer to exercise options on the Company's stock. That portion of the loan has been classified as a reduction of additional paid-in capital, while the remaining balance of the loan is included in other assets in the Company's consolidated financial statements. The entire loan is secured by common stock of the Company.

     The tax benefit associated with the exercise of these options reduced taxes payable, classified as other current liabilities, by $3.8 million. Such benefits are reflected as additions to additional paid-in capital.

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

     Profitability of certain of the Company's product lines depends upon the "spreads" between the cost of material and the selling prices of its completed products. The open market prices for copper cathode and scrap, for example, influence the selling price of copper tubing, a principal product manufactured by the Company. The Company attempts to minimize the negative effects of fluctuations in material costs by passing these costs through to its customers. "Spreads" fluctuate based upon competitive market conditions.

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

Results of Operations

     Net income was $19.7 million, or 50 cents per diluted share, for the second quarter of 1998, which compares with net income of $16.3 million, or 42 cents per diluted share, for the same period of 1997. Year-to-date, net income was $39.0 million, or 98 cents per diluted share, which compares to net income of $32.1 million, or 82 cents per diluted share, for 1997.

     During the second quarter of 1998, the Company's net sales were $225.9 million, which compares to net sales of $215.4 million, or a 4.9 percent increase over the same period of 1997. Net sales were $452.5 million in the first half of 1998 versus $416.8 million in 1997. During the second quarter of 1998, the Company's manufacturing businesses shipped 159.2 million pounds of product compared to 132.7 million pounds in the same quarter of 1997. The Company's manufacturing businesses shipped 315.3 million pounds of product in the first half of 1998, or 22.4 percent more than the same period of 1997. Pounds shipped grew by a larger percent than net sales because the average price of copper was lower in 1998 than in 1997. Second quarter and first half operating income increased primarily due to: (i) productivity improvements at the Company's North American manufacturing operations; (ii) higher sales volumes particularly at brass rod and plastics; and (iii) spread improvements primarily in domestic copper tube. Mueller's European operations, which were acquired during 1997, operated approximately at break-even for the second quarter and first half of 1998. Selling, general, and administrative expense increased primarily due to acquired businesses.

     Interest expense for the second quarter of 1998 totaled $1.2 million compared to $1.1 million in the same quarter of 1997. For the first six-months of 1998, interest expense was $2.5 million compared to $2.3 million for the same period of 1997. Total interest in the first half of 1998 increased due to the increase in long-term debt following the issuance of Industrial Development Revenue Bonds in the third quarter of 1997, partially offset by scheduled reductions in other long-term debt. During the first half of 1998, the Company capitalized $0.3 million of interest related to capital improvement programs compared to none in 1997.

     The effective tax rate of 32.1 percent in the second quarter and 32.3 percent in the first six-months of 1998 reflect the benefits of a lower federal provision relating to the recognition of net operating loss carry forwards and a lower state provision associated with incentive IRB financings.

Liquidity and Capital Resources

     Cash provided by operating activities during the first half of 1998 totaled $41.3 million which is primarily attributable to net income and depreciation. During the first half of 1998, the Company used $20.6 million in investing activities, consisting primarily of $23.8 million in capital expenditures offset by $6.1 million proceeds from escrowed IRB funds. Cash used in investing activities was funded with existing cash balances, cash from operations, plus escrowed IRB proceeds.

     The Company has a $100.0 million unsecured line-of-credit agreement (the Credit Facility) which expires in May 2001, but which may be extended for successive one year periods by agreement of the parties. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) prime rate less .50 percent, (ii) LIBOR plus .27 percent, or (iii) Federal Funds Rate plus .65 percent. There are no outstanding borrowings under the Credit Facility. At June 27, 1998, funds available under the Credit Facility were reduced by $3.8 million for outstanding letters of credit.
At June 27, 1998, the Company's total debt was $63.2 million or 12.1 percent of its total capitalization.

     The Company's financing obligations contain various covenants which require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. The Company is in compliance with all debt covenants.

     Management believes that cash provided by operations and currently available cash of $87.9 million will be adequate to meet the Company's normal future capital expenditure and operational needs. Additionally, certain capital improvements are being funded with escrowed IRB proceeds. The Company's current ratio remains strong at 3.1 to 1.

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

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 7, 1998, the Company held its Annual Meeting of Stockholders at which four proposals were voted upon: (i) election of directors; (ii) increase the number of authorized shares of common stock from 50,000,000 to 100,000,000; (iii) adoption of the Company's 1998 Stock Option Plan; and
(iv) the appointment of auditors.

     The following persons were duly elected to serve, subject to the Company's Bylaws, as Directors of the Company until the next Annual Meeting, or until election and qualification of their successors:

                                Votes in Favor     Votes Withheld

     Robert B. Hodes              14,893,054            101,522
     Harvey L. Karp               14,863,696            130,880
     Allan Mactier                14,909,822             84,754
     William D. O'Hagan           14,893,028            101,548
     Robert J. Pasquarelli        14,911,114             83,462

     The proposal to increase the number of authorized shares of common stock to 100,000,000 was approved by 14,463,461 vote in favor, 500,372 votes against, with 30,743 votes abstaining. The proposal to approve the adoption of the Company's 1998 Stock Option Plan was approved by 12,343,092 vote in favor, 2,574,114 votes against, with 77,370 votes abstaining. The proposal to approve the appointment of Ernst & Young LLP as the Company's auditors was ratified by 14,959,992 votes in favor, 14,131 votes against, and 20,453 votes abstaining.

There were no broker non-votes pertaining to these proposals.

Item 6.  Exhibits and Reports on Form 8-K

     (a)     Exhibits

     19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended June 27, 1998. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

     (b) During the quarter ended June 27, 1998, the Registrant filed no Current Reports on Form 8-K.

Items 1, 2, 3 and 5 are not applicable and have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 23, 1998.

                                        MUELLER INDUSTRIES, INC.

                                        /S/ EARL W. BUNKERS
                                        Earl W. Bunkers, Executive Vice
                                        President and Chief Financial Officer

                                        /S/ KENT A. MCKEE
                                        Kent A. McKee
                                        Vice President Business
                                        Development/Investor Relations

                                        /S/ RICHARD W. CORMAN
                                        Richard W. Corman
                                        Director of Corporate Accounting

                            EXHIBIT INDEX


Exhibits            Description


19.1         Quarterly Report to Stockholders

27.1 Financial Data Schedule for the period ended June 27, 1998 (EDGAR filing only)

27.2 Restated Financial Data Schedule for the period ended March 28, 1998 (EDGAR filing only)

27.3 Restated Financial Data Schedule for the period ended December 27, 1997 (EDGAR filing only)

27.4 Restated Financial Data Schedule for the period ended September 27, 1997 (EDGAR filing only)

27.5 Restated Financial Data Schedule for the period ended June 28, 1997 (EDGAR filing only)

27.6 Restated Financial Data Schedule for the period ended March 29, 1997 (EDGAR filing only)

27.7 Restated Financial Data Schedule for the period ended December 28, 1996 (EDGAR filing only)

27.8 Restated Financial Data Schedule for the period ended December 30, 1995 (EDGAR filing only)

27.9 Restated Financial Data Schedule for the period ended December 31, 1994 (EDGAR filing only)