Form 10-Q
period 1998-09-26
MUELLER INDUSTRIES INC
filed 1998-11-06
CIK 89439

                                      1998



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 26, 1998  Commission file number 1-6770


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

The number of shares of the Registrant's common stock outstanding as of October 30, 1998 was 35,797,196.

                            MUELLER INDUSTRIES, INC.

                                   FORM 10-Q

                    For the Period Ended September 26, 1998

                                     INDEX



Part I. Financial Information                                      Page

   Item 1.  Financial Statements (Unaudited)

            a.)  Consolidated Statements of Income
                 for the quarters and nine-months ended September 26,
                 1998 and September 27, 1997..........................3

            b.)  Consolidated Balance Sheets
                 as of September 26, 1998 and December 27, 1997.......5

            c.)  Consolidated Statements of Cash Flows
                 for the nine-months ended September 26, 1998
                 and September 27, 1997...............................7

            d.)  Notes to Consolidated Financial Statements...........8


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................11

Part II. Other Information

   Item 5.  Other Information........................................15

   Item 6.  Exhibits and Reports on Form 8-K.........................16

Signatures...........................................................17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                                   For the Quarter Ended
                                              September 26,     September 27,
                                                  1998              1997
Net sales                                      $  212,746        $  229,133

Cost of goods sold                                163,952           181,376
                                                ---------         ---------
   Gross profit                                    48,794            47,757

Depreciation and amortization                       5,650             5,593
Selling, general, and
   administrative expense                          17,692            15,120
                                                ---------         ---------
   Operating income                                25,452            27,044

Interest expense                                   (1,158)           (1,818)
Environmental reserves                                  -            (1,100)
Other income, net                                   1,809             1,661
                                                ---------         ---------
   Income before income taxes                      26,103            25,787

Current income tax expense                         (9,666)           (8,217)
Deferred income tax benefit                         2,328               481
                                                ---------         ---------
   Total income tax expense                        (7,338)           (7,736)
                                                ---------         ---------

Net income                                     $   18,765        $   18,051
                                                =========         =========

Weighted average shares
   for basic earnings per share                    35,689            35,015
Effect of dilutive stock options                    4,111             4,268
                                                ---------         ---------
Adjusted weighted average shares
   for diluted earnings per share                  39,800            39,283
                                                ---------         ---------

Basic earnings per share                       $     0.53        $     0.52
                                                =========         =========

Diluted earnings per share                     $     0.47        $     0.46
                                                =========         =========



See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                                 For the Nine-Months Ended
                                              September 26,     September 27,
                                                  1998              1997
Net sales                                      $  665,265        $  645,936

Cost of goods sold                                512,927           509,845
                                                ---------         ---------
   Gross profit                                   152,338           136,091

Depreciation and amortization                      16,923            15,409
Selling, general, and
   administrative expense                          53,946            45,850
                                                ---------         ---------
   Operating income                                81,469            74,832

Interest expense                                   (3,701)           (4,114)
Environmental reserves                               (600)           (3,100)
Other income, net                                   6,513             4,857
                                                ---------         ---------
   Income before income taxes                      83,681            72,475

Current income tax expense                        (25,908)          (21,874)
Deferred income tax expense                           (33)             (453)
                                                ---------         ---------
   Total income tax expense                       (25,941)          (22,327)
                                                ---------         ---------

Net income                                     $   57,740        $   50,148
                                                =========         =========

Weighted average shares
   for basic earnings per share                    35,338            34,991
Effect of dilutive stock options                    4,348             4,217
                                                ---------         ---------
Adjusted weighted average shares
   for diluted earnings per share                  39,686            39,208
                                                ---------         ---------

Basic earnings per share                       $     1.63        $     1.43
                                                =========         =========

Diluted earnings per share                     $     1.45        $     1.28
                                                =========         =========





See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                    September 26, 1998       December 27, 1997
Assets

Current assets:
   Cash and cash equivalents             $   62,121              $   69,978

   Accounts receivable, less allowance
     for doubtful accounts of $3,970 in
     1998 and $3,680 in 1997                141,769                 128,902

   Inventories:
     Raw material and supplies               18,366                  19,960
     Work-in-process                         21,485                  20,283
     Finished goods                          70,281                  57,531
     Gold                                     7,547                     407
                                          ---------               ---------
   Total inventories                        117,679                  98,181

   Current deferred income taxes              4,793                   5,023
   Other current assets                       5,382                   6,967
                                          ---------               ---------
     Total current assets                   331,744                 309,051

Property, plant and equipment, net          294,370                 260,364
Deferred income taxes                         8,461                   7,837
Other assets                                 64,708                  33,524
                                          ---------               ---------
                                         $  699,283              $  610,776
                                          =========               =========


















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                    September 26, 1998       December 27, 1997
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $   18,187              $   18,980
   Accounts payable                          34,573                  30,530
   Accrued wages and other employee costs    21,103                  21,095
   Other current liabilities                 45,551                  29,952
                                          ---------               ---------
     Total current liabilities              119,414                 100,557

Long-term debt                               56,223                  53,113
Pension and postretirement liabilities       13,225                  14,222
Environmental reserves                        9,118                  10,368
Deferred income taxes                         2,191                   2,040
Other noncurrent liabilities                 13,901                  11,745
                                          ---------               ---------
     Total liabilities                      214,072                 192,045
                                          ---------               ---------

Minority interest in subsidiaries               390                     691

Stockholders' equity:
   Preferred stock-shares authorized
     4,985,000; none outstanding                  -                       -
   Series A junior participating preferred
     stock-$1.00 par value; shares
     authorized 15,000; none outstanding          -                       -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502 in 1998 and
     40,000,000 in 1997; outstanding
     35,759,396 in 1998 and 35,017,416
     in 1997                                    401                     200
   Additional paid-in capital, common       257,987                 253,928
   Retained earnings
     (Since January 1, 1991)                255,493                 197,753
   Cumulative translation adjustment         (2,432)                 (3,232)
   Treasury common stock, at cost           (26,628)                (30,609)
                                          ---------               ---------
   Total stockholders' equity               484,821                 418,040

Commitments and contingencies (Note 2)            -                       -
                                          ---------               ---------
                                         $  699,283              $  610,776
                                          =========               =========

See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                                 For the Nine-Months Ended
                                              September 26,     September 27,
                                                  1998              1997
Cash flows from operating activities
   Net income                                  $   57,740        $   50,148
     Reconciliation of net income to net cash
     provided by operating activities:
     Depreciation and amortization                 16,923            15,409
     Minority interest in subsidiaries               (301)              244
     Deferred income taxes                             33               453
     Gain on disposal of properties                (1,676)           (1,641)
     Changes in assets and liabilities:
       Receivables                                    623           (34,805)
       Inventories                                 (5,096)          (14,013)
       Other assets                                (3,984)           (7,304)
       Current liabilities                          4,638             8,071
       Other liabilities                           (1,938)           (1,495)
       Other, net                                    (117)              (18)
                                                ---------         ---------
Net cash provided by operating activities          66,845            15,049
                                                ---------         ---------
Cash flows from investing activities
   Businesses acquired                            (39,859)          (37,743)
   Capital expenditures                           (36,227)          (26,743)
   Proceeds from sales of properties                1,816             1,722
   Escrowed IRB proceeds                            9,549           (23,001)
   Note receivable                                 (4,484)                -
                                                ---------         ---------
Net cash used in investing activities             (69,205)          (85,765)
                                                ---------         ---------
Cash flows from financing activities
Proceeds from issuance of long-term debt                -            27,500
   Repayments of long-term debt                   (12,037)           (9,840)
   Proceeds from stock options exercised
      including related tax benefits                6,803               597
                                                ---------         ---------
Net cash (used in) provided by
   financing activities                            (5,234)           18,257
                                                ---------         ---------
Effect of exchange rate changes on cash              (263)             (164)
                                                ---------         ---------
Decrease in cash and cash equivalents              (7,857)          (52,623)
Cash and cash equivalents at the
   beginning of the period                         69,978            96,956
                                                ---------         ---------
Cash and cash equivalents at the
   end of the period                           $   62,121        $   44,333
                                                =========         =========

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

     Total comprehensive income was $20,922,000 and $16,233,000 for the quarters ending September 26, 1998, and September 27, 1997, respectively and was $58,540,000 and $48,507,000 for the nine-month periods ending September 26, 1998 and September 27, 1997, respectively.

Note 4 - Income Taxes

     In August 1998, the Company entered into a Closing Agreement with the Internal Revenue Service (IRS) which concluded the audit of the years 1993 through 1995. The Closing Agreement provides for an ordinary loss of approximately $70 million, realization of which is dependent upon the occurrence of certain future events described in specific tax regulations. The Closing Agreement also specifies that the character of the tax loss from the 1995 "abandonment" of the Preferred Stock of Sharon Specialty Steel Inc. is a capital loss. Of this $49.1 million capital loss, $3.6 million was used in 1996 and 1997. The remaining $45.5 million of this capital loss is available to offset capital gains of the Company, if any, through December 30, 2000. The effect of recognizing certain tax attributes resulting from the Closing Agreement during the quarter increased net income by $1.6 million or $0.04 per diluted share. For financial reporting purposes, additional tax attributes may be recognized in future periods based upon the assessment of realization. Such assessments would consider relevant risks associated with realization.

Note 5 - Acquisitions

     On September 15, 1998, the Company acquired Lincoln Brass Works, Inc. Lincoln operates manufacturing facilities in Jacksboro, Tennessee and Waynesboro, Tennessee. Lincoln produces custom control valve assemblies for the gas appliance market, as well as custom metal assemblies, gas delivery systems, and tubular products. Lincoln had net sales of approximately $35 million in 1997. For a nominal consideration plus the assumption of Lincoln's debt, Mueller acquired 100 percent of the outstanding common shares of Lincoln.

     On August 11, 1998, the Company completed the acquisition of B&K Industries, Inc. B&K is an import distributor of residential and commercial plumbing products in the United States with net sales in excess of $50 million in 1997. B&K sells through all major distribution channels including hardware co-ops, home centers, plumbing wholesalers, hardware wholesalers, OEMs, and manufactured housing wholesalers. Retail customers include Ace Hardware Corporation, Lowe's Companies, Inc., The Home Depot, Inc., and Tru*Serv Corporation (True Value, Servistar and Coast to Coast Hardware Stores). The purchase price was $33.5 million, of which ninety percent was paid in cash and the remainder paid in shares of Mueller common stock.

     During the first half of 1997, the Company acquired the assets and certain liabilities of Precision Tube Company, Inc., the assets of Wednesbury Tube Company, and Desnoyers S.A.

     These acquisitions are accounted for using the purchase method. Therefore, the results of operations of the acquired businesses are included in the consolidated financial statements of the Company from their respective acquisition dates.

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

(In thousands, except per share data)
[CAPTION]
                                                 For the Nine-Months Ended
                                              September 26,     September 27,
                                                  1998              1997
[S]                                            [C]               [C]

Net sales                                      $  730,498        $  772,655
Net income                                         57,004            45,045
Basic earnings per share                             1.61              1.28
Diluted earnings per share                           1.43              1.14

     The final assessment of fair values of the assets and reserves associated with the Desnoyers S.A. acquisition was completed during the second quarter of 1998. The determination of final fair values resulted in adjustments consisting of changes from initially recorded values. These adjustments increased property, plant and equipment, and other current liabilities by approximately $12.4 million and $8.6 million respectively, and decreased other assets by approximately $3.8 million.

     On August 10, 1998, the Company announced that it had entered into a definitive merger agreement to acquire Halstead Industries, Inc. for a purchase price of approximately $92 million payable in shares of Mueller stock. Halstead operates a copper tube mill in Wynne, Arkansas, and a line sets facility in Clinton, Tennessee, with total sales of approximately $250 million in 1997. On October 30, 1998, the Company purchased approximately 58 percent of the outstanding common stock of Halstead and executed an amended and restated definitive merger agreement. Under the amended and restated merger agreement, the transaction was restructured from a stock to an all cash transaction. The total cash purchase price for all outstanding common stock of Halstead (including the approximately 58 percent purchased on October 30, 1998) will be $94,743,000 and will be funded with existing cash balances and borrowings under the existing credit facility among the Company, Michigan National Bank (as a bank) and Michigan National Bank (as agent). The amount of consideration paid on October 30, 1998 and to be paid in the merger was determined as the result of arms-length negotiations between Halstead and Mueller. The merger, which is expected to be consummated in November, will be accounted for under the purchase method. Mueller intends to continue to use the assets acquired in the merger in the business in which such assets were used by Halstead.

Note 6 - Stock Option Exercise

     On June 15, 1998, the Company loaned $4.5 million, on a full recourse basis, to an officer. Proceeds of $1.4 million were used by the officer to exercise options on the Company's stock. That portion of the loan has been classified as a reduction of additional paid-in capital, while the remaining balance of the loan is included in other assets in the Company's consolidated financial statements. The loan is secured by common stock of the Company.

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

     During 1997, the Company acquired two European copper tube manufacturers. Wednesbury Tube is located in Bilston, England, and Desnoyers S.A. is located near Paris, France. These acquisitions give the Company a major manufacturing and sales presence in Europe. In addition, the acquisition of B&K Industries, Inc. in the third quarter of 1998, will provide the Company opportunities to increase sales of its existing products in the retail channel, which is a large and growing component of the plumbing supply business.

     The Company uses the LIFO method to value the copper component of certain of its copper tube and fittings inventories in the United States. The market price of copper also indirectly affects the carrying value (FIFO basis) of the Company's brass and other metal inventories.

Results of Operations

     Net income was $18.8 million, or 47 cents per diluted share, for the third quarter of 1998, which compares with net income of $18.1 million, or 46 cents per diluted share, for the same period of 1997. Year-to-date net income was $57.7 million, or $1.45 per diluted share, which compares to net income of $50.1 million, or $1.28 cents per diluted share for 1997.

     Pounds of product sold in the third quarter of 1998 totaled 150.7 million, an increase of 8 percent over the 140.1 million pounds sold in the same quarter of 1997. Net sales for the third quarter were $212.7 million, which compares to net sales of $229.1 million in the same period of 1997. This decline in net sales reflected the drop in the price of copper from an average of $1.02 per pound in the third quarter of 1997, to 75 cents per pound in the same quarter of 1998. Net sales were $665.3 million in the first nine-months of 1998 versus $645.9 million in 1997. The Company's manufacturing businesses shipped 466.0 million pounds of product in the first nine-months of 1998, or 17 percent more than the same period of 1997.

     Third quarter 1998 operating income decreased compared to the same period in 1997 primarily due to reduced spreads in our copper and plastic fittings businesses. Year-to-date operating income increased primarily due to: (i) productivity improvements at the Company's North American manufacturing operations; (ii) higher sales volumes particularly at brass rod and plastics; and (iii) spread improvements in domestic copper tube. Selling, general, and administrative expense increased primarily due to acquired businesses.

     Interest expense for the third quarter of 1998 totaled $1.2 million compared to $1.8 million in the same quarter of 1997. For the first nine-months of 1998, interest expense was $3.7 million compared to $4.1 million for the same period of 1997. During the first nine-months of 1998, the Company capitalized $0.5 million of interest related to capital improvement programs compared to none in 1997. Total interest in the first nine-months of 1998 increased due to the increase in long-term debt following the issuance of Industrial Development Revenue Bonds in the third quarter of 1997, partially offset by scheduled reductions in other long-term debt.

     The effective tax rate of 28.1 percent in the third quarter and 31.0 percent in the first nine-months of 1998 reflects the effect of recognizing certain tax attributes resulting from the Closing Agreement, the benefits of a lower federal provision relating to the recognition of net operating loss carry forwards, and a lower state provision associated with incentive IRB financings.

Liquidity and Capital Resources

     Cash provided by operating activities during the first nine-months of 1998 totaled $66.8 million which is primarily attributable to net income and depreciation. During the first nine-months of 1998, the Company used $69.2 million in investing activities, consisting primarily of $39.9 million for business acquisitions, plus $36.2 million in capital expenditures offset by $9.5 million proceeds from escrowed IRB funds.
Cash used in investing activities was funded with existing cash balances, cash from operations, plus escrowed IRB proceeds.

     The Company has a $100.0 million unsecured line-of-credit agreement (the Credit Facility) which expires in May 2001, but which may be extended for successive one-year periods by agreement of the parties. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) prime rate less .50 percent, (ii) LIBOR plus .27 percent, or (iii) Federal Funds Rate plus .65 percent. There are no outstanding borrowings under the Credit Facility. At September 26, 1998, funds available under the Credit Facility were reduced by $4.2 million for outstanding letters of credit. At September 26, 1998, the Company's total debt was $74.4 million or 13.3 percent of its total capitalization.

     The Company's financing obligations contain various covenants which require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. The Company is in compliance with all debt covenants.

Management believes that cash provided by operations and currently available cash of $62.1 million will be adequate to meet the Company's normal future capital expenditure and operational needs. Additionally, certain capital improvements are being funded with escrowed IRB proceeds. The Company's current ratio remains strong at 2.8 to 1.

     During the third quarter, the Company used $39.9 million of cash in business acquisitions, which includes the payoff of $7.5 million of acquired debt. The Company also assumed $14.4 million of long-term debt in these transactions. The acquisition of Halstead Industries, Inc. will be funded with existing cash and draws on the Company's existing line of credit. The Company is evaluating other long-term financing alternatives for these acquired businesses.

     The Company has an ongoing capital improvement project at its Fulton copper tube mill to improve the utilization of scrap metal and enhance the mill's refining processes. Mueller has increased its projected cost for this project to approximately $33.4 million, due to (i) engineering changes in the scope of the project, (ii) increases resulting from changes in environmental regulations, and (iii) additional concrete footings and related infrastructure changes necessitated by soil composition. Completion of this project is expected in the first half of 1999.

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

Year 2000 Program

     Mueller has established a Year 2000 program to evaluate, confirm compliance, and identify any necessary changes to its information technology (IT) and non-IT (operating) systems to address Year 2000 requirements. Mueller has retained a consulting firm specializing in this area to assist in the program. To date, Mueller has expensed approximately $400,000 related to this outside consultant. Mueller believes that additional future expense related to the consultant will be approximately $500,000 over the next year. There are four phases to this program: assessment; inventory; test and correction; and certification. Assessment involves the examination of Mueller's IT and non-IT systems for specific date impacts, component complexity and inter-relationships. Inventory involves the identification and categorization of Mueller's systems, applications, data structures, system interfaces, programmable logic controllers, etc., which, based on the assessment, potentially raise Year 2000 issues. Once the assessment and inventory is completed, Mueller plans to determine Year 2000 compliance through a combination of testing, use assessments, third party verifications, and correction. Once this is completed, Mueller would be positioned to certify one or more of its systems or facilities as Year 2000 compliant.

     IT Systems

     Mueller has completed its assessment and inventory of its IT systems. Based on that assessment, Mueller has concluded that it will need to replace certain hardware at an estimated cost of $250,000 (which has been scheduled to be completed by the end of 1998), and rewrite less than 4 percent of its modified software code (which it anticipates will require internal IS personnel approximately 120 person-hours to accomplish by a scheduled completion date of the end of 1998).

     Certain business systems of Mueller's European businesses are not Year 2000 compliant, but this will be resolved within the context of an overall upgrade to these information systems in order to accommodate, among other things, the Euro single currency. Total implementation costs for this upgrade are estimated at approximately $900,000.

     Non-IT Systems

     Mueller has completed its assessment and inventory at over half of its North American manufacturing facilities. Mueller selected these factories for assessment and inventory because of their importance or likelihood of Year 2000 issues. Mueller has identified certain non-IT systems which are not Year 2000 compliant, but which Mueller plans to replace and/or correct and certify as compliant in the first quarter of 1999 at an estimated cost of less than $50,000.

     Third Parties

     Mueller is in the process of contacting its major product and service suppliers to determine their Year 2000 readiness, and will continue to follow up these inquiries to ensure, to the best of its ability, that these suppliers will be Year 2000 compliant. Nonetheless, there can be no assurance that the systems used by these suppliers will be remediated in a timely manner, which, if not remediated, may have an adverse effect on Mueller. Mueller intends to defer development of any Year 2000 contingency plans until it completes its assessment of third party suppliers, which is scheduled to be completed by the end of 1998.

Halstead Industries, Inc.

     Halstead has evaluated, and will continue to evaluate, its information systems and technology infrastructure for Year 2000 compliance. During the normal course of business, most of the software systems used by Halstead have been recently upgraded or replaced and little or no additional changes are required to be made. For Year 2000 compliance, Halstead anticipates spending no more than $200,000 through 1999 to modify its information technology infrastructure. Halstead does not anticipate any material disruption in its operation as a result of any failure by Halstead to be in compliance.

     Halstead does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of Halstead's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, Halstead's business or operations could be adversely affected. However, Halstead is presently developing a program for contacting its major suppliers and customers to determine their Year 2000 readiness. Following the completion of its assessment of customers and suppliers in early 1999, Halstead will determine the level and extent of its Year 2000 contingency plans.

Part II. OTHER INFORMATION

Item 5.  Other Information

     Mueller has programs underway to make near-term improvements at its European operations. Further, the Company is also considering various long-term capital investments for these businesses which will further improve their cost structure and productivity.

     Pursuant to the requirements of the French labor code, management at Desnoyers is engaged in ongoing consultations regarding the terms of a social plan relating to management's proposed closure of its Laigneville facility. Management's proposed action is anticipated to be finalized near the end of the year.

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

           2.1 Amended and Restated Agreement and Plan of Merger among Mueller Industries, Inc., Mueller Acquisition Corp. and Halstead Industries, Inc. Dated as of October 30, 1998. Schedules as listed in the index to this Agreement have been omitted. The Company agrees to furnish copies of any such schedule upon request of the Securities and Exchange Commission.

           2.2   Form of Stock Purchase Agreement with William B. Halstead.

           2.3 Form of Stock Purchase Agreement with remaining Halstead stockholders.

           19.1  Mueller Industries, Inc.'s Quarterly Report to
                 Stockholders for the quarter ended September 26, 1998.

                 Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

     (b) During the quarter ended September 26, 1998, the Registrant filed no Current Reports on Form 8-K.

Items 1, 2, 3 and 4 are not applicable and have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 1998.

                                        MUELLER INDUSTRIES, INC.

                                        /S/ EARL W. BUNKERS
                                        Earl W. Bunkers, Executive Vice
                                        President and Chief Financial Officer

                                        /S/ KENT A. MCKEE
                                        Kent A. McKee
                                        Vice President Business
                                        Development/Investor Relations

                                        /S/ RICHARD W. CORMAN
                                        Richard W. Corman
                                        Corporate Controller

                            EXHIBIT INDEX


Exhibits            Description

2.1 Amended and Restated Agreement and Plan of Merger among Mueller Industries, Inc., Mueller Acquisition Corp. and Halstead Industries, Inc. Dated as of October 30, 1998.

2.2          Form of Stock Purchase Agreement with William B. Halstead.

2.3 Form of Stock Purchase Agreement with other Halstead stockholders.

19.1         Quarterly Report to Stockholders.

27.1 Financial Data Schedule for the period ended September 26, 1998 (EDGAR filing only).