Form 10-K
period 1998-12-26
MUELLER INDUSTRIES INC
filed 1999-03-24
CIK 89439

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 1998      Commission file number 1-6770

                            MUELLER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                             25-0790410
     (State or other jurisdiction                (I.R.S. Employer
   of incorporation or organization)            Identification No.)

                       8285 TOURNAMENT DRIVE, SUITE 150
                          MEMPHIS, TENNESSEE  38125
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

The number of shares of the Registrant's common stock outstanding as of March 10, 1999 was 35,851,396, excluding 4,240,106 treasury shares. The aggregate market value of the 34,945,190 shares of common stock held by non-affiliates of the Registrant was $705,456,023 at March 10, 1999 (based on the closing price on the consolidated transaction reporting system on that date).

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into this
Report: (1) Registrant's Annual Report to Stockholders for the year ended December 26, 1998 (Part I and II); Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, scheduled to be mailed on or about March 17, 1999 (Part III).

                            MUELLER INDUSTRIES, INC.


As used in this report, the terms "Company", "Mueller" and "Registrant" mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.


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


PART II
   Item 5.     Market for the Registrant's Common Stock and Related
                  Stockholder Matters...................................11
   Item 6.     Selected Financial Data..................................12
   Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................12
   Item 7A.    Quantitative and Qualitative Disclosures About
                  Market Risk...........................................12
   Item 8.     Financial Statements and Supplementary Data..............12
   Item 9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure...................12


PART III
   Item 10.    Directors and Executive Officers of the Registrant.......12
   Item 11.    Executive Compensation...................................12
   Item 12.    Security Ownership of Certain Beneficial Owners
                  and Management........................................12
   Item 13.    Certain Relationships and Related Transactions...........13


Part IV
   Item 14.    Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K...........................................13


Signatures..............................................................17

                                     PART I

ITEM 1. BUSINESS

Introduction

     The Company is a leading manufacturer of copper, brass, plastic and aluminum products. The range of these products is broad: copper tube and fittings; brass and copper alloy rod, bar and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic fittings and valves; refrigeration valves and fittings; and fabricated tubular products. Mueller's plants are located throughout the United States, and in Canada, France and Great Britain. The Company also owns a short line railroad in Utah and natural resource properties in the Western U.S.

     The Company's businesses are managed and organized into three segments: (i) Standard Products Division ("SPD"); (ii) Industrial Products Division ("IPD"); and (iii) Other Businesses. SPD manufactures and sells copper tube, and copper and plastic fittings and valves. Outside of the United States, SPD manufactures copper tube in Europe and copper fittings in Canada. SPD sells these products to wholesalers in the HVAC (heating, ventilation and air-conditioning), plumbing and refrigeration markets, and to distributors to the manufactured housing and recreational vehicle industries. IPD manufactures and sells brass and copper alloy rod, bar and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. IPD sells its products primarily to original equipment manufacturers ("OEMs"), many of which are in the HVAC, plumbing and refrigeration markets. Other Businesses include Utah Railway Company, Alaska Gold Company and other natural resource properties and interests. SPD and IPD account for more than 96 percent of consolidated net sales and more than 86 percent of consolidated net assets. The majority of the Company's manufacturing facilities operated at high levels during 1998, 1997 and 1996.

     Information concerning segments appears under "Note 13 - Industry Segments" in the Notes to Consolidated Financial Statements in Mueller's Annual Report to Stockholders for the year ended December 26, 1998. Such information is incorporated herein by reference.

Standard Products Division

     Mueller's Standard Products Division includes a broad line of copper tube, which ranges in size from 1/8 inch to 8 inch diameter, and is sold in various straight lengths and coils. Mueller is a market leader in the air-conditioning and refrigeration tube markets. Additionally, Mueller supplies a variety of water tube in straight lengths and coils used for plumbing applications in virtually every type of construction project.

     SPD also includes copper and plastic fittings and related components for the plumbing and heating industry that are used in water distribution systems, heating systems, air-conditioning and refrigeration applications, and drainage, waste, and vent systems. A major portion of Mueller's products are ultimately used in the domestic residential and commercial construction markets and, to a lesser extent, in the automotive and heavy on and off-the-road vehicle markets.

     During the fourth quarter of 1998, the Company acquired Halstead Industries, Inc. ("Halstead"), with 1998 sales of approximately $200 million. Halstead operates a tube mill in Wynne, Arkansas, and a line sets factory in Clinton, Tennessee. This acquisition expands the Company's copper tube and line sets businesses and should create opportunities for rationalization of production and distribution. In addition, in August 1998, the Company acquired B&K Industries, Inc. ("B&K"), an import distributor of residential and commercial plumbing products with 1998 sales of approximately $60 million. The acquisition of B&K will facilitate the sale of Mueller's manufactured products in the large, and growing, retail marketplace. In 1997, the Company acquired copper tube manufacturing operations in England and France. These acquisitions established a significant manufacturing and sales presence in Europe for the Company's operations.

     SPD markets primarily through its own sales and distribution organization, which maintains sales offices and distribution centers throughout the United States and in Canada, Great Britain and France. Additionally, products are sold and marketed through a network of agents, which, when combined with the Company's sales organization, provide the Company broad geographic market representation.

     The businesses in which SPD is engaged are highly competitive. The principal methods of competition for Mueller's products are customer service and availability. No material portion of Mueller's business is dependent upon a single customer or a small group of related customers. The total amount of order backlog for SPD as of December 26, 1998 was not significant.

     The Company competes with various companies depending on the product line. In the U.S. copper tubing business, the domestic competition includes Cerro Copper Products Co., Inc., Reading Tube Corporation and Wolverine Tube, Inc. as well as many actual and potential foreign competitors. In the European copper tubing business, Mueller competes with more than ten European-based manufacturers of copper tubing as well as foreign-based manufacturers. Additionally, the Company's copper tube businesses compete with a large number of manufacturers of substitute products made from plastic, iron and steel. In the copper fittings market, competitors include Elkhart Products, a division of Amcast Industrial Corporation, and NIBCO, Inc. The plastic fittings competitors include NIBCO, Inc., Charlotte Pipe & Foundry and other companies. No single competitor offers such a wide-ranging product line; management believes that this is a competitive advantage in some markets.

Industrial Products Division

     Mueller's Industrial Products Division includes brass rod, nonferrous forgings and impact extrusions that are sold primarily to OEMs in the plumbing, refrigeration, fluid power and automotive industries, as well as to other manufacturers and distributors. The Port Huron, Michigan mill extrudes brass, bronze and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter. These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, and electrical conductivity. IPD also manufactures brass and aluminum forgings which are used in a wide variety of end products, including automotive components, brass fittings, industrial machinery, valve bodies, gear blanks, computer hardware and fire fighting equipment. The Company also serves the automotive, military ordnance, aerospace and general manufacturing industries with cold-formed aluminum and copper impact extrusions. Typical applications for impacts are high strength ordnance, high-conductivity electrical components, builders' hardware, hydraulic systems, automotive parts and other uses where toughness must be combined with varying complexities of design and finish. Other products include valves and custom OEM products for refrigeration and air-conditioning applications and shaped and formed tube, produced to tight tolerances, for baseboard heating, appliances, medical instruments, etc. The total amount of order backlog for IPD as of December 26, 1998 was not significant.

     In September 1998, the Company acquired Lincoln Brass Works, Inc. ("Lincoln"), which operates manufacturing facilities in Jacksboro, Tennessee and Waynesboro, Tennessee. Lincoln produces custom control valve assemblies, custom metal assemblies, gas delivery systems and tubular products primarily for the gas appliance market. Lincoln, with 1998 sales of approximately $35 million, is a large consumer of the Company's brass rod and forgings.

     IPD primarily sells direct to OEM customers. Competitors, primarily in the brass rod market, include Cerro Metal Products Company, Inc., Chase Industries, Inc., Extruded Metals Inc. and others both domestic and foreign. Outside of North America, IPD sells products through various channels.

Other Businesses

     Mueller, through its subsidiaries Arava Natural Resources Company, Inc. ("Arava") and Alaska Gold Company ("Alaska Gold"), is engaged in the operation of a short line railroad in Utah and placer gold mining in Alaska. It also owns interests in other natural resource properties.

     Short Line Railroad

     Utah Railway Company ("Utah Railway"), a wholly-owned subsidiary of Arava, operates on approximately 100 miles of railroad track in Utah.
Utah Railway serves four major customers pursuant to long-term contracts which account for more than 75 percent of coal tonnage hauled. The Utah Railway transports coal to an interchange point at Provo, Utah. Although annual tonnage may vary significantly due to fluctuations in the production from the coal mines on the Utah Railway's lines and the demand for export coal, in recent years, annual tonnage ranged between four and six million tons. From Provo, Utah, the coal is transported by connecting railroads to various customers including electric utilities, cement plants, west coast export facilities and others at destinations throughout the West.

     In addition to railway operations discussed above, Union Pacific Railroad granted limited rights to Utah Railway for operations over Union Pacific tracks to Grand Junction, Colorado and access to additional coal customers. Also, Utah Railway conducts switching operations primarily in the Salt Lake City, Ogden and Provo, Utah, metropolitan areas. Switching operations consist of accepting freight from other railroad carriers for delivery to customers and/or accepting loads of freight from such customers for delivery to long haul railroad carriers to be transported to final destinations.

     In late 1998, there was a fire at one of the coal mines served by Utah Railway. We expect the mine to re-open in 1999, though this is not certain. Extensive delays would have a negative impact on the future profitability of the railroad.

     Gold Mining

     Alaska Gold mines placer gold in Nome, Alaska. Its properties consist of approximately 14,500 acres in and adjacent to Nome, plus patented claims on approximately 10,400 acres in the Fairbanks, Alaska area, and approximately 3,000 acres in the Hogatza, Alaska area. Continuing low gold prices have caused suspension of Alaska Gold's winter open pit mining operations, although summer mining activity will continue. Separately, the Company has entered into an agreement to sell Alaska Gold, subject to various contingencies.

     Other Properties

     In early 1998, Ruby Hill Mining Company ("Ruby Hill") received a final $1.0 million installment payment from Homestake Mining Company of California ("Homestake") for Ruby Hill's mining property near Eureka, Nevada. As of December 26, 1998, the Company has received and recognized as gains $4.0 million from this transaction. If Homestake produces a total of 500,000 ounces of gold or "gold equivalents" of other metals from this property, Ruby Hill is thereafter entitled to a three percent net smelter return royalty, after deduction for certain taxes and transportation.

Labor Relations

     At December 26, 1998, the Company employed approximately 4,800 employees of which approximately 2,700 were represented by various unions. The union contracts that cover employees at the Company's Port Huron facilities expire April 1, 1999. The union contract that covers employees at the newly acquired Wynne copper tube mill expires November 30, 1999. The Company expects to renew these contracts without material disruption of its operations. Union contracts at the Company's European operations are renewed annually. Other contracts expire on various dates from July 2000 to August 2002.

     On December 30, 1998, the Company began implementing the social plan related to the closure of its Laigneville, France, facility. Management anticipates a net reduction of 125 positions as operations are rationalized in Europe.

Raw Material and Energy Availability

     The major portion of Mueller's base metal requirements (primarily copper) are normally obtained through short-term supply contracts with competitive pricing provisions. Other raw materials used in the production of brass, including brass scrap, zinc, tin and lead, are obtained from zinc and lead producers, open-market dealers and customers with brass process scrap. Raw materials used in the fabrication of aluminum and plastic products are purchased in the open market from major producers.

     Adequate supplies of raw material are available to the Company. Sufficient energy in the form of natural gas, fuel oils and electricity is available to operate the Company's production facilities. While temporary shortages of raw material and fuels may occur occasionally, they have not materially hampered the Company's operations.

Environmental Matters

     Compliance with environmental laws and regulations is a matter of high priority. Mueller's provision for environmental compliance includes charges of $2.1 million in 1998, $3.1 million in 1997 and $2.0 million in 1996. Except as discussed below, the Company does not anticipate that it will need to make material expenditures for such compliance activities during the remainder of the 1999 fiscal year, or for the next two fiscal years.

     In 1998 and 1997, in connection with acquisitions, the Company established environmental reserves to fund the cost of remediation at sites currently or formerly owned by various acquired entities. The Company, through its acquired subsidiaries, is engaged in ongoing remediation and site characterization studies.

     Mining Remedial Recovery Company ("MRRC"), a wholly-owned subsidiary of Arava, was formed for the purpose of managing the remediation of certain properties and the appropriate disposition thereof.

     1.     Mammoth Mine Site

     MRRC owns title to certain inactive mines in Shasta County, California. MRRC has continued a program, begun in the late 1980s, of sealing mine portals with concrete plugs in mine adits which were discharging water. The sealing program has achieved a reduction in the metal load in discharges from these adits; however, additional reductions are being required. In response to a 1996 Order issued by the California Regional Water Quality Control Board ("QCB"), MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage. In December 1998, the QCB issued a new order extending MRRC's time to comply with water quality standards until December 1, 2003. MRRC agreed to continue remedial activities to reduce or prevent discharge of acid mine drainage and submit a use attainability analysis for review by July 1, 2000. MRRC estimates it will spend between $1.0 and $2.0 million on planned remedial activities and the use attainability analysis. Further remediation may be required depending on how effective MRRC's remedial options are in reducing acid rock drainage.

     2.     U.S.S. Lead

     In 1991, U.S.S. Lead Refinery, Inc. ("Lead Refinery"), responded to an information request from EPA under Superfund for information on whether Lead Refinery arranged for the disposal of hazardous substances in the vicinity of the Grand Calumet River/Indiana Harbor Ship Canal. By letter dated February 4, 1997, the Indiana Department of Environmental Management ("IDEM") notified Lead Refinery that a preassessment screening of the Grand Calumet River and the Indiana Harbor Canal conducted pursuant to Superfund had identified releases of hazardous substances from Lead Refinery and other potentially responsible parties ("PRPs") that had adversely impacted natural resources. Based on the prescreening assessment, IDEM has requested that Lead Refinery agree to fund the preparation of an assessment plan which will, in part, quantify the loss of natural resources. By letter dated March 11, 1997, Lead Refinery responded to the February 4 letter and without waiving its affirmative defenses, stated its willingness to participate in the preparation of an assessment plan. In 1991, Lead Refinery also responded to an information request under Superfund regarding the Lead Refinery site in East Chicago, Indiana. In 1992, EPA advised Lead Refinery of its intent to list the property as a Superfund site; however, as of March 17, 1999, EPA has deferred such listing.

     In 1993, Lead Refinery entered into a Consent Order with the EPA pursuant to Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"). The Consent Order covers remediation activities at the East Chicago, Indiana site and provides for Lead Refinery to complete certain on-site interim remedial activities and studies that extend off-site. In November 1996, the EPA approved, with modifications, the Interim Stabilization Measures Workplan and designated a Corrective Action Management Unit ("CAMU") at the Lead Refinery site. Site activities, based on the approval, began during December 1996. Costs for studies and interim clean up efforts were estimated at approximately $4.5 million in the first quarter of 1997. In the process of remediating the site, Lead Refinery subsequently identified suspected petroleum contamination on site. As a result, Lead Refinery installed a slurry wall at a cost of approximately $1.0 million around the CAMU and initiated characterization of areas suspected to have petroleum contamination. Lead Refinery is evaluating whether and how to address remediation of this contamination as part of the CAMU. Once these activities are completed, additional work would likely be needed to investigate and remediate any contamination not addressed by the Consent Order. Lead Refinery, without additional assistance from MRRC, lacks the financial resources needed to complete the additional remediation and intends to seek financial assistance from other PRPs to permit Lead Refinery to conduct a private-party cleanup under RCRA.

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

     Miscellaneous

     In 1994, the Company received notice from the EPA that Mueller Brass Co. was a PRP at the Jack's Creek/Sitkin Smelting Superfund Site in Eastern Pennsylvania. Mueller Brass Co. is alleged to have contributed less than 1 percent of the hazardous wastes at this site. Based upon its estimated allocation ranking, its share of the EPA's estimated cleanup costs would be less than $400,000. Clean-up commenced in 1998.

Other Business Factors

     The Registrant's business is not materially dependent on patents, trademarks, licenses, franchises or concessions held. In addition, expenditures for company-sponsored research and development activities were not material during 1998, 1997 or 1996. No material portion of the Registrant's business involves governmental contracts.

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

                     Approximate
  Location          Property Size                   Description
____________        _____________         _________________________________

Fulton, MS          418,000 sq. ft.       Copper tube mill.  Facility
                    52.37 acres           includes casting, extruding and
                                          finishing equipment to produce
                                          copper tubing, including tube feed
                                          stock for the Company's copper
                                          fittings plants, Line sets plant,
                                          and Precision Tube factory.

Fulton, MS          103,000 sq. ft.       Casting facility.  Facility
                    11.9 acres            includes casting equipment to
                                          produce copper billets used in the
                                          adjoining copper tube mill.

Wynne, AR           682,000 sq. ft.       Copper tube mill.  Facility
                    39.2 acres            includes extrusion and finishing
                                          equipment to produce copper
                                          tubing, including feed stock for
                                          the Clinton, TN line sets plant.

Clinton, TN         166,000 sq. ft.(1)    Line sets plant.  Produces copper
                    8.5 acres             tube line sets using tube feed
                                          stock from the Company's copper
                                          tube mills and other mills.

Fulton, MS          58,500 sq. ft.        Line sets plant.  Production of
                    15.53 acres           line sets has been moved from this
                                          facility and merged into the newly
                                          acquired Clinton, TN facility.
                                          This facility is now used to package
                                          and bar code copper tube and
                                          fittings.

Fulton, MS          70,000 sq. ft.(2)     Copper fittings plant.  High-
                    7.68 acres            volume facility that produces
                                          copper fittings using tube feed
                                          stock from the Company's copper
                                          tube mill.

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

Longueville,        332,500 sq. ft.       Copper tube mill.  Facility
France              16.3 acres            includes extrusion and finishing
                                          equipment to produce copper
                                          tubing.

Laigneville,        387,500 sq. ft.       Copper tube mill.  Facility
France              18.8 acres            includes drawing and finishing
                                          equipment to produce copper
                                          tubing.  Operations at this
                                          facility were discontinued in
                                          December 1998.

Port Huron, MI      322,500 sq. ft.       Brass rod mill.  Facility includes
                    71.5 acres            casting, extruding and finishing
                                          equipment to produce brass rods
                                          and bars, in various shapes and
                                          sizes.

Port Huron, MI      127,500 sq. ft.       Forgings plant.  Produces brass
                                          and aluminum forgings.

Marysville, MI      81,500 sq. ft.        Aluminum and copper impacts plant.
                    6.72 acres            Produces made-to-order parts using
                                          cold impact processes.

Hartsville, TN      78,000 sq. ft.        Refrigeration products plant.
                    4.51 acres            Produces products used in
                                          refrigeration applications such as
                                          ball valves, line valves and
                                          compressor valves.

Jacksboro, TN       65,066 sq. ft.        Bending and fabricating facility.
                    11.78 acres           Produces gas burners, supply tubes
                                          and manifolds for the gas appliance
                                          industry.

Waynesboro, TN      57,000 sq. ft. (3)    Gas valve plant.  Facility produces
                    5.0 acres             brass valves and assemblies for the
                                          gas appliance industry.

North Wales, PA     174,000 sq. ft.       Precision Tube factory.  Facility
                    18.9 acres            fabricates copper tubing, copper
                                          alloy tubing, aluminum tubing and
                                          fabricated tubular products.

Salisbury, MD       12,000 sq. ft. (4)    Coaxial cable plant.  Facility
                                          manufactures semi-rigid coaxial
                                          cable and high-performance cable
                                          assemblies.

In addition, the Company owns and/or leases other properties used as distribution centers and corporate offices.

(1) Facility is leased under an operating lease, with an option to purchase.
(2) Facility is leased under long-term lease agreement, with option to purchase at nominal cost.
(3)     Facility is leased from a local municipality for a nominal amount.
(4)     Facility is leased under operating lease.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

     The information required by Item 5 of this Report is included under the caption "Capital Stock Information" in the Registrant's Annual Report to Stockholders for the year ended December 26, 1998, which information is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

     Selected financial data are included under the caption "Selected Financial Data" in the Registrant's Annual Report to Stockholders for the year ended December 26, 1998, which selected financial data is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations is contained under the caption "Financial Review" in the Registrant's Annual Report to Stockholders for the year ended December 26, 1998 and is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are contained in the caption "Financial Review" in the Registrant's Annual Report to Stockholders for the year ended December 26, 1998 and is incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is contained under the caption "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 17, 1999 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

     The information required by Item 11 is contained under the caption "Executive Compensation" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 17, 1999 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The information required by Item 12 is contained under the captions

"Principal Stockholders" and "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 17, 1999 and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is contained under the caption "Certain Relationships and Transactions with Management" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 17, 1999 and is incorporated herein by reference.

                                   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

(a)     The following documents are filed as part of this report:

1. Financial Statements: the financial statements, notes, and report of independent auditors described in Item 8 of this report, which are incorporated by reference.

2. Financial Statement Schedule: the financial statement schedule described in Item 8 of this report which is incorporated herein by reference.

3.     Exhibits:

       2.1 Amended and Restated Agreement and Plan of Merger among Mueller Industries, Inc., Mueller Acquisition Corp. and Halstead Industries, Inc., dated as of October 30, 1998 (Incorporated herein by reference to Exhibit 2.1 of the Registrant's Report on Form 10-Q, dated November 6, 1998 for the quarter ended September 26, 1998).

       2.2 Form of Stock Purchase Agreement with William B. Halstead (Incorporated herein by reference to Exhibit 2.2 of the Registrant's Report on Form 10-Q, dated November 6, 1998 for the quarter ended September 26, 1998).

       2.3 Form of Stock Purchase Agreement with remaining Halstead stockholders (Incorporated herein by reference to Exhibit 2.3 of the Registrant's Report on Form 10-Q, dated November 6, 1998 for the quarter ended September 26, 1998).

       3.1 Certificate of Incorporation of Mueller Industries, Inc. and all amendments thereto.

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

       10.1  Credit Agreement among Mueller Industries, Inc. (as
             Borrower) and Michigan National Bank and other banking institutions and Michigan National Bank (as Agent) dated as of June 1, 1994 (Incorporated herein by reference to Exhibit 4.3 of the Registrant's Report on Form 10-K, dated March 20, 1997, for the fiscal year ended December 28, 1996).

       10.2  First Amendment to Credit Agreement among Mueller
             Industries, Inc. (as Borrower) and Michigan National Bank and other banking institutions and Michigan National Bank (as Agent) dated as of December 14, 1994 (Incorporated herein by reference to Exhibit 4.4 of the Registrant's Report on Form 10-K, dated March 20, 1997, for the fiscal year ended December 28, 1996).

       10.3  Second Amendment to Credit Agreement among Mueller
             Industries, Inc. (as Borrower) and Michigan National Bank and other banking institutions and Michigan National Bank (as Agent) dated as of June 1, 1995 (Incorporated herein by reference to Exhibit 4.5 of the Registrant's Report on Form 10-K, dated March 20, 1997, for the fiscal year ended December 28, 1996).

       10.4 Third Amendment to Credit Agreement among Mueller Industries, Inc. (as Borrower) and Michigan National Bank and other banking institutions and Michigan National Bank (as Agent) dated as of December 18, 1996 (Incorporated herein by reference to Exhibit 4.6 of the Registrant's Report on Form 10-K, dated March 20, 1997, for the fiscal year ended December 28, 1996).

       10.5 Fourth Amendment to Credit Agreement among Mueller Industries, Inc. (as Borrower) and Michigan National Bank and other banking institutions and Michigan National Bank (as Agent) dated December 31, 1997 (Incorporated herein by reference to Exhibit 4.7 of the Registrant's Report on Form 10-K, dated March 19, 1998, for the fiscal year ended December 27, 1997).

       10.6  Fifth Amendment to Credit Agreement among Mueller
             Industries, Inc. (as Borrower) and Michigan National Bank and other banking institutions and Michigan National Bank (as Agent) dated November 20, 1998.

       10.7  Amended and Restated Credit Agreement among Mueller
             Industries, Inc. (as Borrower) and Michigan National Bank and other banking institutions and Michigan National Bank (as Agent) dated December 30, 1998.

       10.8 Certain instruments with respect to long-term debt of the Company have not been filed as Exhibits to the Report since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission.

       10.9 Employment Agreement, effective October 1, 1991 by and between Mueller Industries, Inc. and Harvey L. Karp
             (Incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K dated November 22,
             1991).

       10.10 Stock Option Agreement, dated December 4, 1991 by and between Mueller Industries, Inc. and Harvey L. Karp
             (Incorporated herein by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K dated November 22,
             1991).

       10.11 Mueller Industries, Inc. 1991 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 4(a) of the Registrant's Registration Statement on Form S-8 dated April 17, 1992).

       10.12 Summary description of the Registrant's 1999 bonus plan for certain key employees.

       10.13 Amended and Restated Employment Agreement, effective as of September 17, 1997, by and between Mueller Industries, Inc. and Harvey L. Karp (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Report on Form 10-Q, dated October 21, 1997, for the quarter ended September 27, 1997).

       10.14 Amended and Restated Employment Agreement, effective as of September 17, 1997, by and between Mueller Industries, Inc. and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.2 of the Registrant's Report on Form 10-Q, dated October 21, 1997, for the quarter ended September 27, 1997).

       10.15 Mueller Industries, Inc. 1994 Stock Option Plan
             (Incorporated herein by reference to Exhibit 10.13 of the Registrant's Report on Form 10-K, dated March 17, 1995, for the fiscal year ended December 31, 1994).

       10.16 Mueller Industries, Inc. 1994 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 10.14 of the Registrant's Report on Form 10-K, dated March 17, 1995, for the fiscal year ended December 31, 1994).

       10.17 Mueller Industries, Inc. Deferred Compensation Plan, effective January 1, 1997 (Incorporated herein by reference to Exhibit 10.12 of the Registrant's Report on Form 10-K, dated March 20, 1997, for the fiscal year ended December 28, 1996).

       10.18 Mueller Industries, Inc. 1998 Stock Option Plan.
             (Incorporated herein by reference to Exhibit A of the Registrant's Definitive Proxy Statement, dated March 18,
             1998).

       10.19 Stock Option Agreement, dated May 7, 1997 by and between Mueller Industries, Inc. and William D. O'Hagan.

       10.20 Stock Option Agreement, dated October 9, 1998 by and between Mueller Industries, Inc. and William D. O'Hagan.

       13.0 Mueller Industries, Inc.'s Annual Report to Stockholders for the year ended December 26, 1998. Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Annual Report on Form 10-K.

       21.0  Subsidiaries of the Registrant.

       23.0  Consent of Independent Auditor (Includes report on
             Supplemental Financial Information).

(b) During the three months ended December 26, 1998, no Current Reports on Form 8-K were filed.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 1999.

                          MUELLER INDUSTRIES, INC.

                          /s/  HARVEY L. KARP
                          Harvey L. Karp, Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature             Title                                Date

/S/HARVEY L. KARP        Chairman of the Board, and Director March 23, 1999
   Harvey L. Karp

/S/ROBERT B. HODES       Director                            March 23, 1999
   Robert B. Hodes

/S/G.E. MANOLOVICI       Director                            March 23, 1999
   G.E. Manolovici

/S/WILLIAM D. O'HAGAN    President, Chief Executive Officer, March 23, 1999
   William D. O'Hagan    Director

/S/ROBERT J. PASQUARELLI Director                            March 23, 1999
   Robert J. Pasquarelli

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

                       Signature and Title                      Date

                      /S/ EARL W. BUNKERS                    March 23, 1999
                      Earl W. Bunkers
                      Executive Vice President
                      Chief Financial Officer
                      (Principal Accounting Officer)

                      /S/  KENT A. MCKEE                     March 23, 1999
                      Kent A. McKee
                      Vice President

                      /S/  RICHARD W. CORMAN                 March 23, 1999
                      Richard W. Corman
                      Corporate Controller

                        INDEX TO FINANCIAL STATEMENTS

     The consolidated financial statements, together with the report thereon of Ernst & Young LLP dated February 5, 1999, appearing on page 23 through and including 49, of the Company's 1998 Annual Report to Stockholders are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, no other information appearing in the 1998 Annual Report to Stockholders is deemed to be filed as part of this Annual Report on Form 10-K under Item 8. The following Consolidated Financial Statement Schedule should be read in conjunction with the consolidated financial statements in such 1998 Annual Report to Stockholders. Consolidated Financial Statement Schedules not included with this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


                      SUPPLEMENTAL FINANCIAL INFORMATION


                                                            Page

Schedule for the fiscal years ended December 26, 1998, December 27, 1997 and December 28, 1996.

     Valuation and Qualifying Accounts (Schedule II)          19

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 26, 1998, December 27, 1997 and December 28, 1996 (In thousands)

                                                                         Additions
                                                              -------------------------------
                                          Balance at           Charged to                                                Balance
                                          beginning            costs and             Other                               at end
                                           of year              expenses           additions         Deductions          of year
                                         ------------         ------------        -----------       -----------       -----------
1998
Allowance for doubtful accounts          $      3,680         $        556        $     1,197 (1)   $       504       $     4,929

Environmental reserves                   $     10,368         $      2,133        $     7,472 (1)   $     3,652       $    16,321

Severance and related                    $          -         $          -        $     9,464 (1)   $       198       $     9,266

Other reserves (2)                       $     10,448         $        200        $     6,838 (1)   $     1,738       $    15,748

Valuation allowance for deferred
  tax assets                             $     52,073         $          -        $         -       $     5,481       $    46,592

1997
Allowance for doubtful accounts          $      3,188         $        107        $       677 (1)   $       292       $     3,680

Environmental reserves                   $      9,105         $      3,100        $     3,949 (1)   $     5,786       $    10,368

Other reserves (2)                       $     10,368         $        250        $     2,089 (1)   $     2,259       $    10,448

Valuation allowance for deferred
  tax assets                             $     56,299         $          -        $         -       $     4,226       $    52,073

1996
Allowance for doubtful accounts          $      2,986         $        435        $         -       $       233       $     3,188

Environmental reserves                   $      9,585         $      2,045        $         -       $     2,525       $     9,105

Other reserves (2)                       $     10,051         $        828        $         -       $       511       $    10,368

Valuation allowance for deferred
  tax assets                             $     60,921         $          -        $         -       $     4,622       $    56,299




(1)   Resulted from acquisitions during 1998 and 1997.

(2) Other reserves are included in the balance sheet captions "Other current liabilities" and "Other noncurrent liabilities".



                                      -19-

                            EXHIBIT INDEX

Exhibits       Description                                              Page

3.1 Certificate of Incorporation of Mueller Industries, Inc. and all amendments thereto.

10.6  Fifth Amendment to Credit Agreement among Mueller
      Industries, Inc. (as Borrower) and Michigan National Bank and other banking institutions and Michigan National Bank (as
      Agent) dated November 20, 1998.

10.7  Amended and Restated Credit Agreement among Mueller
      Industries, Inc. (as Borrower) and Michigan National Bank and other banking institutions and Michigan National Bank (as
      Agent) dated December 30, 1998.

10.12 Summary description of the Registrant's 1999 bonus plan for certain key employees.

10.19 Stock Option Agreement, dated May 7, 1997 by and between
      Mueller Industries, Inc. and William D. O'Hagan.

10.20 Stock Option Agreement, dated October 9, 1998 by and between Mueller Industries, Inc. and William D. O'Hagan.

13.0  Mueller Industries, Inc.'s Annual Report to
      Stockholders for the year ended December 26, 1998.
      Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange
      Commission only and is not to be deemed filed as a part of this Annual Report on Form 10-K.

21.0  Subsidiaries of the Registrant.

23.0 Consent of Independent Auditor (Includes report on Supplemental Financial Information).

27.0  Financial Data Schedule (EDGAR filing only)