Form 10-Q
period 1999-03-27
MUELLER INDUSTRIES INC
filed 1999-04-27
CIK 89439

                                     1999

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 27, 1999    Commission file number 1-6770

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

The number of shares of the Registrant's common stock outstanding as of April 23, 1999, was 35,854,196.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                     For the Period Ended March 27, 1999

                                   INDEX



Part I. Financial Information                                        Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Consolidated Statements of Income
               for the quarters ended March 27, 1999
               and March 28, 1998                                      3

          b.)  Consolidated Balance Sheets
               as of March 27, 1999 and December 26, 1998              4

          c.)  Consolidated Statements of Cash Flows
               for the quarters ended March 27, 1999
               and March 28, 1998                                      6

          d.)  Notes to Consolidated Financial Statements              7


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      8

Part II. Other Information

     Item 5.  Other Information                                       11

     Item 6.  Exhibits and Reports on Form 8-K                        12

Signatures                                                            13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                               For the Quarter Ended
                                         March 27, 1999        March 28, 1998
Net sales                                $   287,840             $   226,652

Cost of goods sold                           221,740                 175,457
                                          ----------              ----------
   Gross profit                               66,100                  51,195

Depreciation and amortization                  8,990                   5,584
Selling, general, and
   administrative expense                     25,179                  17,842
                                          ----------              ----------
   Operating income                           31,931                  27,769

Interest expense                              (2,861)                 (1,352)
Environmental reserves                             -                    (600)
Other income, net                              2,129                   2,723
                                          ----------              ----------
   Income before income taxes                 31,199                  28,540

Current income tax expense                    (5,023)                 (8,533)
Deferred income tax expense                   (4,493)                   (742)
                                          ----------              ----------
   Total income tax expense                   (9,516)                 (9,275)
                                          ----------              ----------

Net income                               $    21,683             $    19,265
                                          ==========              ==========

Weighted average shares
   for basic earnings per share               35,833                  35,100
Effect of dilutive stock options               3,782                   4,447
                                          ----------              ----------
Adjusted weighted average shares
   for diluted earnings per share             39,615                  39,547
                                          ----------              ----------

Basic earnings per share                 $      0.61             $      0.55
                                          ==========              ==========

Diluted earnings per share               $      0.55             $      0.49
                                          ==========              ==========




See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                         March 27, 1999     December 26, 1998
Assets

Current assets:
   Cash and cash equivalents             $    90,133             $    80,568

   Accounts receivable, less allowance
     for doubtful accounts of $4,838 in
     1999 and $4,929 in 1998                 181,598                 155,601

   Inventories:
     Raw material and supplies                24,500                  26,544
     Work-in-process                          19,682                  18,196
     Finished goods                           79,020                  89,672
     Gold                                        346                     320
                                          ----------              ----------
   Total inventories                         123,548                 134,732

   Current deferred income taxes               5,140                   5,140
   Other current assets                        4,202                   6,283
                                          ----------              ----------
     Total current assets                    404,621                 382,324

Property, plant and equipment, net           376,632                 379,082
Goodwill, net                                 75,225                  75,988
Other assets                                  32,492                  37,300
                                          ----------              ----------
                                         $   888,970             $   874,694
                                          ==========              ==========



















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                         March 27, 1999     December 26, 1998
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $    32,577             $    19,980
   Accounts payable                           50,356                  46,641
   Accrued wages and other employee costs     22,694                  26,636
   Other current liabilities                  45,966                  49,317
                                          ----------              ----------
     Total current liabilities               151,593                 142,574

Long-term debt                               156,909                 174,569
Pension and postretirement liabilities        12,204                  12,584
Environmental reserves                        15,582                  16,321
Deferred income taxes                         14,983                  10,490
Other noncurrent liabilities                  15,580                  15,680
                                          ----------              ----------
     Total liabilities                       366,851                 372,218
                                          ----------              ----------

Minority interest in subsidiaries                354                     354

Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                   -                       -
   Series A junior participating preferred
     stock - $1.00 par value; shares
     authorized 15,000; none outstanding           -                       -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 35,853,396
     in 1999 and 35,807,596 in 1998              401                     401
   Additional paid-in capital, common        258,376                 258,171
   Retained earnings (Since
     January 1, 1991)                        294,881                 273,198
   Cumulative translation adjustment          (5,827)                 (3,317)
   Treasury common stock, at cost            (26,066)                (26,331)
                                          ----------              ----------
   Total stockholders' equity                521,765                 502,122

Commitments and contingencies (Note 2)             -                       -
                                          ----------              ----------
                                         $   888,970             $   874,694
                                          ==========              ==========




See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                                 For the Quarter Ended
                                         March 27, 1999        March 28, 1998
Cash flows from operating activities
   Net income                            $    21,683             $    19,265
   Reconciliation of net income to net
    cash provided by operating activities:
     Depreciation and amortization             8,990                   5,584
     Minority interest in subsidiaries             -                     255
     Deferred income taxes                     4,493                     742
     Gain on disposal of properties             (110)                 (1,418)
     Changes in assets and liabilities:
       Receivables                           (27,264)                (15,193)
       Inventories                            10,277                   4,433
       Other assets                            4,626                  (3,520)
       Current liabilities                    (2,297)                  9,217
       Other liabilities                      (3,649)                  1,633
       Other, net                               (216)                   (105)
                                          ----------              ----------
Net cash provided by operating activities     16,533                  20,893
                                          ----------              ----------
Cash flows from investing activities
   Capital expenditures                       (7,730)                (14,570)
   Proceeds from sales of properties             175                   1,480
   Escrowed IRB proceeds                       4,946                   1,877
                                          ----------              ----------
Net cash used in investing activities         (2,609)                (11,213)
                                          ----------              ----------
Cash flows from financing activities
   Proceeds from issuance of long-term debt    5,000                       -
   Repayments of long-term debt              (10,043)                 (4,347)
   Proceeds from sale of treasury stock          470                     711
                                          ----------              ----------
Net cash used in financing activities         (4,573)                 (3,636)
                                          ----------              ----------

Effect of exchange rate changes on cash          214                      60
                                          ----------              ----------
Increase in cash
   and cash equivalents                        9,565                   6,104
Cash and cash equivalents at the
   beginning of the period                    80,568                  69,978
                                          ----------              ----------
Cash and cash equivalents at the
   end of the period                     $    90,133             $    76,082
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

     In addition, the Company is involved in certain litigation as either plaintiff or defendant as a result of claims that arise in the ordinary course of business which management believes will not have a material effect on the Company's financial condition or results of operations.

Note 3 - Comprehensive Income

     Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Total comprehensive income was $19,173,000 and $18,655,000 for the quarters ending March 27, 1999, and March 28, 1998, respectively.

Note 4 - Industry Segments

     Summarized segment information is as follows:
(In thousands)
[CAPTION]
                                                 For the Quarter Ended
                                         March 27, 1999        March 28, 1998
[S]                                      [C]                     [C]
Net sales:
   Standard Products Division            $   206,558             $   144,848
   Industrial Products Division               75,867                  75,669
   Other Businesses                            5,438                   6,222
   Elimination of intersegment sales             (23)                    (87)
                                          ----------              ----------
                                         $   287,840             $   226,652
                                          ==========              ==========

Operating income:
   Standard Products Division            $   27,686              $    23,158
   Industrial Products Division               9,236                    8,055
   Other Businesses                             564                    1,857
   Unallocated expenses                      (5,555)                  (5,301)
                                          ---------               ----------
                                         $   31,931              $    27,769
                                          =========               ==========

Note 5 - Subsequent Event

     On April 26, 1999, the Company sold its interests in Alaska Gold Company to NovaGold Resources Inc. ("NovaGold"). Proceeds from the sale include the following: (i) cash of $3 million paid at closing; (ii) a promissory note from NovaGold for $1.5 million payable on December 15, 1999, convertible at NovaGold's option into NovaGold shares traded on the Toronto Stock Exchange; and (iii) a subordinated $1 million production royalty, payable over a maximum of 4 years, convertible into NovaGold shares at the Company's option. Alaska Gold Company's sales represented less than 1 percent of the Company's consolidated net sales in 1998 and less than 2 percent of consolidated net sales in 1997. The Company will recognize a gain on this sale transaction in its financial statements for the second quarter.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

     Mueller Industries, Inc. is a leading manufacturer of copper tube and fittings; brass and copper alloy rod, bar and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic fittings and valves; refrigeration valves and fittings; and fabricated tubular products. Mueller's plants are located throughout the United States and in Canada, France and Great Britain. The Company also owns a short line railroad in Utah and natural resource properties in the Western U.S.

     The Company's businesses are managed and organized into three segments: (i) Standard Products Division (SPD); (ii) Industrial Products Division (IPD); and (iii) Other Businesses. SPD manufactures and sells copper tube, and copper and plastic fittings and valves. Outside of the United States, SPD manufactures copper tube in Europe and copper fittings in Canada. SPD sells these products to wholesalers in the HVAC (heating, ventilation and air-conditioning), plumbing and refrigeration markets, and to distributors to the manufactured housing and recreational vehicle industries. IPD manufactures and sells brass and copper alloy rod, bar and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. IPD sells its products primarily to original equipment manufacturers (OEMs), many of which are in the HVAC, plumbing and refrigeration markets. Other Businesses include Utah Railway Company and other natural resource properties and interests. SPD and IPD account for more than 96 percent of consolidated net sales and more than 86 percent of consolidated total assets.

     During 1998, the Company completed three acquisitions: (i) Halstead Industries, Inc. operates a copper tube mill in Wynne, Arkansas and a line sets factory in Clinton, Tennessee; (ii) B&K Industries, Inc., based in Elk Grove Village, Illinois, is a significant import distributor of residential and commercial plumbing products in the United States that sells through all major distribution channels including hardware co-ops, home centers, plumbing wholesalers, hardware wholesalers, OEMs and manufactured housing wholesalers; and (iii) Lincoln Brass Works, Inc. produces custom valve assemblies, custom metal assemblies, gas delivery systems and tubular products, primarily for the gas appliance market, at two manufacturing facilities in Tennessee.

     New housing starts and commercial construction are important determinants of the Company's sales to the HVAC, refrigeration and plumbing markets because the principal end use of a significant portion of the Company's products is in the construction of single and multi-family housing and commercial buildings.

     Profitability of certain of the Company's product lines depends upon the "spreads" between the cost of raw material and the selling prices of its completed products. The open market prices for copper cathode and scrap, for example, influence the selling price of copper tubing, a principal product manufactured by the Company. The Company attempts to minimize the effects of fluctuations in material costs by passing through these costs to its customers. "Spreads" fluctuate based upon competitive market conditions.


Results of Operations

     Net income was $21.7 million, or 55 cents per diluted share, for the first quarter of 1999, which compares with net income of $19.3 million, or 49 cents per diluted share, for the same period of 1998.

     During the first quarter of 1999, the Company's net sales were $287.8 million, which compares to net sales of $226.7 million, or a 27 percent increase over the same period of 1998. Pounds shipped totaled 207.9 million, an increase of 33 percent. This increase in net sales and shipments includes volume from businesses acquired in 1998. Pounds shipped grew by a larger percent than sales dollars because the price of copper was lower in the first quarter of 1999 than in the same period of 1998.

     First quarter operating income increased primarily due to: (i) higher sales volumes particularly at copper tube and line sets; (ii) spread improvements at copper tube; and (iii) earnings at businesses acquired in 1998. Increased operating income was partially offset by losses at our European operations. Selling, general, and administrative expense increased primarily due to acquired businesses.

     Interest expense in the first quarter of 1999 totaled $2.9 million, which was $1.5 million greater than the first quarter of 1998. The Company capitalized $0.4 million of interest related to capital improvement programs in the first quarter of 1999 compared to $0.1 million in the first quarter of 1998. Total interest in the first quarter of 1999 increased due to the increase in long-term debt following the issuance of the $125 million term note, partially offset by scheduled repayments in other long-term debt.

     The Company continues to achieve its long-term objective of divesting certain natural resource properties and businesses. During April 1999, the Company sold 100 percent of its interests in Alaska Gold Company, and will recognize a modest gain from this sale in the second quarter.

     Following this sale transaction, the Company believes it will realize for federal tax purposes an ordinary loss of approximately $70 million which will reduce taxable income in 1999. Recognition of this tax attribute, previously recognized as a deferred tax asset less an appropriate valuation allowance, will reduce the Company's effective tax rate to approximately 30.5 percent in 1999. The Company computed its income tax provision for the first quarter of 1999 using this effective income tax rate. This effective rate also reflects the benefit of a lower federal provision relating to the recognition of net operating loss carryforwards, and a lower state provision associated with incentive IRB financings.


Liquidity and Capital Resources

     Cash provided by operating activities in the first quarter of 1999 totaled $16.5 million which is primarily attributable to net income, depreciation and amortization, and decreased inventories, offset by increased receivables.

     During the first quarter of 1999, the Company used $2.6 million for investing activities, consisting primarily of $7.7 million for capital expenditures. Existing cash balances, cash from operations, plus escrowed IRB proceeds were used to fund the first quarter investing activities.

     In December 1998, the Company executed an agreement with its bank syndicate that established an unsecured $125 million term note. The proceeds from the term note were used primarily to pay down the balance under the Company's line of credit which was used to fund the Halstead acquisition. The agreement requires quarterly principal payments of approximately $3.3 million plus interest through 2003, with a balloon payment of $62.5 million due December 31, 2003. Interest is based on the 90-day LIBOR plus a premium of 110 to 130 basis points as determined by certain financial ratios.

     In addition, the Company has a $100.0 million unsecured line of credit agreement (the Credit Facility) which expires in May 2001, but which may be extended for successive one-year periods by agreement of the parties. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) prime rate less .50 percent, (ii) LIBOR plus .27 percent subject to adjustment, or (iii) Federal Funds Rate plus .65 percent. There are no outstanding borrowings under the Credit Facility. At March 27, 1999, funds available under the Credit Facility was reduced by $4.2 million for outstanding letters of credit. At March 27, 1999, the Company's total debt was $189.5 million or 26.6 percent of its total capitalization.

     The Company's financing obligations contain various covenants which require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. The Company is in compliance with all debt covenants.

     The Company has planned for approximately $50 million of capital additions and improvements in 1999. The largest proposed project is the modernization of our recently acquired copper tube mill in Wynne, Arkansas. This project, which would require expenditure of approximately $20 to $24 million over a two-year period, will improve yield, productivity, and throughput when completed.

     The Company's $33.4 million copper casting facility in Fulton, Mississippi became operational during the first quarter of 1999. This facility allows the use of a lower-cost mix of copper scrap and cathode when market conditions warrant. Mueller also has programs underway to make near-term improvements at its European operations. Further, the Company is also considering various long-term capital investments for these businesses which will further improve their cost structure and productivity.

     Management believes that cash provided by operations and currently available cash of $90.1 million will be adequate to meet the Company's normal future capital expenditure and operational needs. Additionally, certain capital improvements are being funded with escrowed IRB proceeds. The Company's current ratio remains strong at 2.7 to 1.


PART II.  OTHER INFORMATION

Item 5.  Other Information

     The following discussion updates the disclosure in Item 1, Business, in the Company's Annual Report on Form 10-K, for the year ended December 26, 1998.

Other Businesses

     Operations of one of the Company's subsidiaries, Utah Railway Company, have been unfavorably affected by a 1998 fire at one of the coal mines it serves. Limited production has resumed at the mine; however, Mueller has filed a business interruption insurance claim for the loss of earnings due to the fire. At this time, the amount to be recovered from our insurer cannot be determined.

Labor Relations

     On April 2, 1999, the Company renewed union contracts that cover employees at its Port Huron facilities for a five-year period.


Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

      19.1   Mueller Industries, Inc.'s Quarterly Report to
             Stockholders for the quarter ended March 27, 1999. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

(b) During the quarter ended March 27, 1999, the Registrant filed no Current Reports on Form 8-K.


Items 1, 2, 3, and 4 are not applicable and have been omitted.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 1999.


                                       MUELLER INDUSTRIES, INC.


                                       /S/ KENT A. MCKEE
                                       Kent A. McKee
                                       Vice President and
                                       Chief Financial Officer


                                       /S/ RICHARD W. CORMAN
                                       Richard W. Corman
                                       Corporate Controller

                            EXHIBIT INDEX

Exhibits       Description                                              Page


19.1  Mueller Industries, Inc.'s Quarterly Report to
      Stockholders for the quarter ended March 27, 1999.
      Such report is being furnished for the
      information of the Securities and Exchange
      Commission only and is not to be deemed filed as a part of this Quarterly Report on Form 10-Q.

27.1  Financial Data Schedule (EDGAR filing only)