Form 10-Q
period 1999-06-26
MUELLER INDUSTRIES INC
filed 1999-08-10
CIK 89439

                                     1999

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 26, 1999     Commission file number 1-6770

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

The number of shares of the Registrant's common stock outstanding as of July 22, 1999, was 35,832,476.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                     For the Period Ended June 26, 1999

                                   INDEX



Part I. Financial Information                                        Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Consolidated Statements of Income
               for the quarters and six months ended June 26, 1999
               and June 27, 1998                                       3

          b.)  Consolidated Balance Sheets
               as of June 26, 1999 and December 26, 1998               5

          c.)  Consolidated Statements of Cash Flows
               for the six months ended June 26, 1999
               and June 27, 1998                                       7

          d.)  Notes to Consolidated Financial Statements              8


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     10

Part II. Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders     13

     Item 5.  Other Information                                       13

     Item 6.  Exhibits and Reports on Form 8-K                        14

Signatures                                                            15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                               For the Quarter Ended
                                         June 26, 1999        June 27, 1998
Net sales                                $   293,342             $   225,867

Cost of goods sold                           220,340                 173,518
                                          ----------              ----------
   Gross profit                               73,002                  52,349

Depreciation and amortization                  9,348                   5,689
Selling, general, and
   administrative expense                     25,888                  18,412
                                          ----------              ----------
   Operating income                           37,766                  28,248

Interest expense                              (3,147)                 (1,191)
Environmental reserves                             -                       -
Other income, net                              2,821                   1,981
                                          ----------              ----------
   Income before income taxes                 37,440                  29,038

Current income tax expense                    (9,562)                 (7,709)
Deferred income tax expense                   (2,433)                 (1,619)
                                          ----------              ----------
   Total income tax expense                  (11,995)                 (9,328)
                                          ----------              ----------

Net income                               $    25,445             $    19,710
                                          ==========              ==========

Weighted average shares
   for basic earnings per share               35,799                  35,225
Effect of dilutive stock options               4,025                   4,487
                                          ----------              ----------
Adjusted weighted average shares
   for diluted earnings per share             39,824                  39,712
                                          ----------              ----------

Basic earnings per share                 $      0.71             $      0.56
                                          ==========              ==========

Diluted earnings per share               $      0.64             $      0.50
                                          ==========              ==========




See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                              For the Six Months Ended
                                         June 26, 1999        June 27, 1998
Net sales                                $   581,182             $   452,519

Cost of goods sold                           442,080                 348,975
                                          ----------              ----------
   Gross profit                              139,102                 103,544

Depreciation and amortization                 18,338                  11,273
Selling, general, and
   administrative expense                     51,067                  36,254
                                          ----------              ----------
   Operating income                           69,697                  56,017

Interest expense                              (6,008)                 (2,543)
Environmental reserves                             -                    (600)
Other income, net                              4,950                   4,704
                                          ----------              ----------
   Income before income taxes                 68,639                  57,578

Current income tax expense                   (14,585)                (16,242)
Deferred income tax expense                   (6,926)                 (2,361)
                                          ----------              ----------
   Total income tax expense                  (21,511)                (18,603)
                                          ----------              ----------

Net income                               $    47,128             $    38,975
                                          ==========              ==========

Weighted average shares
   for basic earnings per share               35,816                  35,163
Effect of dilutive stock options               3,903                   4,466
                                          ----------              ----------
Adjusted weighted average shares
   for diluted earnings per share             39,719                  39,629
                                          ----------              ----------

Basic earnings per share                 $      1.32             $      1.11
                                          ==========              ==========

Diluted earnings per share               $      1.19             $      0.98
                                          ==========              ==========






See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                         June 26, 1999     December 26, 1998
Assets

Current assets:
   Cash and cash equivalents             $   131,716             $    80,568

   Accounts receivable, less allowance
     for doubtful accounts of $5,009 in
     1999 and $4,929 in 1998                 172,902                 155,601

   Inventories:
     Raw material and supplies                23,862                  26,544
     Work-in-process                          15,003                  18,196
     Finished goods                           78,348                  89,672
     Gold                                          -                     320
                                          ----------              ----------
   Total inventories                         117,213                 134,732

   Current deferred income taxes               6,480                   5,140
   Other current assets                        4,713                   6,283
                                          ----------              ----------
     Total current assets                    433,024                 382,324

Property, plant and equipment, net           378,144                 379,082
Goodwill, net                                 74,465                  75,988
Other assets                                  31,705                  37,300
                                          ----------              ----------
                                         $   917,338             $   874,694
                                          ==========              ==========



















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                         June 26, 1999     December 26, 1998
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $    30,521             $    19,980
   Accounts payable                           52,052                  46,641
   Accrued wages and other employee costs     27,978                  26,636
   Other current liabilities                  54,559                  49,317
                                          ----------              ----------
     Total current liabilities               165,110                 142,574

Long-term debt                               146,374                 174,569
Pension and postretirement liabilities        11,846                  12,584
Environmental reserves                        14,656                  16,321
Deferred income taxes                         20,099                  10,490
Other noncurrent liabilities                  13,978                  15,680
                                          ----------              ----------
     Total liabilities                       372,063                 372,218
                                          ----------              ----------

Minority interest in subsidiaries                354                     354

Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                   -                       -
   Series A junior participating preferred
     stock - $1.00 par value; shares
     authorized 15,000; none outstanding           -                       -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 35,806,796
     in 1999 and 35,807,596 in 1998              401                     401
   Additional paid-in capital, common        258,423                 258,171
   Retained earnings (Since
     January 1, 1991)                        320,326                 273,198
   Cumulative translation adjustment          (6,910)                 (3,317)
   Treasury common stock, at cost            (27,319)                (26,331)
                                          ----------              ----------
   Total stockholders' equity                544,921                 502,122

Commitments and contingencies (Note 2)             -                       -
                                          ----------              ----------
                                         $   917,338             $   874,694
                                          ==========              ==========




See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                               For the Six Months Ended
                                         June 26, 1999        June 27, 1998
Cash flows from operating activities
   Net income                            $    47,128             $    38,975
   Reconciliation of net income to net
    cash provided by operating activities:
     Depreciation and amortization            18,338                  11,273
     Minority interest in subsidiaries             -                    (301)
     Deferred income taxes                     6,926                   2,361
     Gain on disposal of properties           (1,535)                 (1,517)
     Changes in assets and liabilities:
       Receivables                           (19,688)                 (7,772)
       Inventories                            16,374                    (650)
       Other assets                              623                  (4,463)
       Current liabilities                    13,321                   3,115
       Other liabilities                      (1,895)                    310
       Other, net                                179                     (75)
                                          ----------              ----------
Net cash provided by operating activities     79,771                  41,256
                                          ----------              ----------
Cash flows from investing activities
   Capital expenditures                      (20,647)                (23,812)
   Proceeds from sales of properties           3,934                   1,619
   Escrowed IRB proceeds                       6,024                   6,082
   Note receivable                                 -                  (4,484)
                                          ----------              ----------
Net cash used in investing activities        (10,689)                (20,595)
                                          ----------              ----------
Cash flows from financing activities
   Proceeds from issuance of long-term debt    5,000                       -
   Repayments of long-term debt              (11,618)                 (8,894)
   Repayments on line of credit, net         (10,975)                      -
   Acquisition of treasury stock              (1,339)                      -
   Proceeds from stock options exercised
      including related tax benefits             603                   6,357
                                          ----------              ----------
Net cash used in financing activities        (18,329)                 (2,537)
                                          ----------              ----------
Effect of exchange rate changes on cash          395                    (188)
                                          ----------              ----------
Increase in cash
   and cash equivalents                       51,148                  17,936
Cash and cash equivalents at the
   beginning of the period                    80,568                  69,978
                                          ----------              ----------
Cash and cash equivalents at the
   end of the period                     $   131,716             $    87,914
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

Note 3 - Comprehensive Income

     Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Total comprehensive income was $24,362,000 and $18,963,000 for the quarters ending June 26, 1999, and June 27, 1998, respectively and was $43,535,000 and $37,618,000 for the six-
month periods ending June 26, 1999, and June 27, 1998, respectively.

Note 4 - Industry Segments

     Summarized segment information is as follows:
(In thousands)
[CAPTION]
                                                 For the Quarter Ended
                                         June 26, 1999        June 27, 1998
[S]                                      [C]                     [C]
Net sales:
   Standard Products Division            $   214,373             $   149,980
   Industrial Products Division               74,921                  70,600
   Other Businesses                            5,125                   5,375
   Elimination of intersegment sales          (1,077)                    (88)
                                          ----------              ----------
                                         $   293,342             $   225,867
                                          ==========              ==========

Operating income:
   Standard Products Division            $    32,072             $    24,244
   Industrial Products Division                6,659                   8,405
   Other Businesses                              921                     252
   Unallocated expenses                       (1,886)                 (4,653)
                                          ----------              ----------
                                         $    37,766             $    28,248
                                          ==========              ==========

[CAPTION]
                                               For the Six Months Ended
                                         June 26, 1999        June 27, 1998
[S]                                      [C]                     [C]
Net sales:
   Standard Products Division            $   420,931             $   294,828
   Industrial Products Division              150,788                 146,269
   Other Businesses                           10,563                  11,597
   Elimination of intersegment sales          (1,100)                   (175)
                                          ----------              ----------
                                         $   581,182             $   452,519
                                          ==========              ==========

Operating income:
   Standard Products Division            $    59,758             $    47,402
   Industrial Products Division               15,895                  16,460
   Other Businesses                            1,485                   2,109
   Unallocated expenses                       (7,441)                 (9,954)
                                          ----------              ----------
                                         $    69,697             $    56,017
                                          ==========              ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

     Mueller Industries, Inc. is a leading manufacturer of copper tube and fittings; brass and copper alloy rod, bar and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic fittings and valves; refrigeration valves and fittings; and fabricated tubular products. Mueller's plants are located throughout the United States and in Canada, France, and Great Britain. The Company also owns a short line railroad in Utah and natural resource properties in the Western U.S.

     The Company's businesses are managed and organized into three segments: (i) Standard Products Division (SPD); (ii) Industrial Products Division (IPD); and (iii) Other Businesses. SPD manufactures and sells copper tube, and copper and plastic fittings and valves. Outside of the United States, SPD manufactures copper tube in Europe and copper fittings in Canada. SPD sells these products to wholesalers in the HVAC (heating, ventilation and air-conditioning), plumbing and refrigeration markets, and to distributors to the manufactured housing and recreational vehicle industries. IPD manufactures and sells brass and copper alloy rod, bar and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. IPD sells its products primarily to original equipment manufacturers (OEMs), many of which are in the HVAC, plumbing, and refrigeration markets. Other Businesses include Utah Railway Company and other natural resource properties and interests. SPD and IPD account for more than 98 percent of consolidated net sales and more than 86 percent of consolidated total assets.

     During 1998, the Company completed three acquisitions: (i) Halstead Industries, Inc. (now called Mueller Copper Tube Products, Inc.) operates a copper tube mill in Wynne, Arkansas and a line sets factory in Clinton, Tennessee; (ii) B&K Industries, Inc., based in Elk Grove Village, Illinois, is a significant import distributor of residential and commercial plumbing products in the United States that sells through all major distribution channels including hardware co-ops, home centers, plumbing wholesalers, hardware wholesalers, OEMs and manufactured housing wholesalers; and (iii) Lincoln Brass Works, Inc. produces custom valve assemblies, custom metal assemblies, gas delivery systems and tubular products, primarily for the gas appliance market, at two manufacturing facilities in Tennessee.

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

Results of Operations

     Net income was $25.4 million, or 64 cents per diluted share, for the second quarter of 1999, which compares with net income of $19.7 million, or 50 cents per diluted share, for the same period of 1998. Year-to-date, net income was $47.1 million, or $1.19 per diluted share, which compares to net income of $39.0 million, or 98 cents per diluted share, for 1998.

     During the second quarter of 1999, the Company's net sales were $293.3 million, which compares to net sales of $225.9 million, or a 30 percent increase over the same period of 1998. Net sales were $581.2 million in the first half of 1999 compared to $452.5 million in 1998. During the second quarter of 1999, the Company's manufacturing businesses shipped
211.1 million pounds of product compared to 159.2 million pounds in the same quarter of 1998. The Company's manufacturing businesses shipped 419.0 million pounds of product in the first half of 1999, or 32.9 percent more than the same period of 1998. Pounds shipped grew by a larger percent than net sales because the average price of copper was lower in 1999 than in 1998. This increase in net sales and shipments includes volume from businesses acquired in the second half of 1998. Second quarter and first half operating income increased primarily due to: (i) higher sales volumes particularly at copper tube and line sets; (ii) spread improvements at copper tube; and (iii) earnings at our acquired businesses. Increased operating income was partially offset by losses at our European operations. Selling, general, and administrative expense as well as depreciation and amortization increased primarily due to acquired businesses.

     Interest expense for the second quarter of 1999 totaled $3.1 million compared to $1.2 million in the same quarter of 1998. For the first six months of 1999, interest expense was $6.0 million compared to $2.5 million for the same period of 1998. The Company capitalized $0.4 million of interest related to capital improvement programs in the first half of 1999 compared to $0.3 million in the first half of 1998. Total interest in the first half of 1999 increased due to the increase in long-term debt following the issuance of the $125 million term note, partially offset by scheduled repayments in other long-term debt.

     The Company continues to achieve its long-term objective of divesting certain natural resource properties and businesses. During April 1999, the Company sold 100 percent of its interests in Alaska Gold Company.

     As a consequence of this sale transaction, the Company believes it has realized for federal tax purposes an ordinary loss of approximately $70 million which will reduce taxable income in 1999. Recognition of this tax attribute, previously recognized as a deferred tax asset less an appropriate valuation allowance, reduced the Company's effective tax rate to approximately 31.3 percent in 1999. The Company computed its income tax provision for the first half of 1999 using this effective income tax rate. This effective rate also reflects the benefit of a lower federal provision relating to the recognition of net operating loss carryforwards, and a lower state provision associated with incentive IRB financings.

Liquidity and Capital Resources

     Cash provided by operating activities during the first half of 1999 totaled $79.8 million which is primarily attributable to net income.
During the first half of 1999, the Company used $10.7 million in investing activities, consisting primarily of $20.6 million in capital expenditures offset by $6.0 million proceeds from escrowed IRB funds and $3.9 million of proceeds from sales of properties. Cash used in investing activities was funded with existing cash balances, cash from operations, plus escrowed IRB proceeds.

     During the first half of 1999, the Company used $18.3 million in financing activities primarily for scheduled payments on long-term debt and repayment on a line-of-credit. In addition, in April, the Company purchased 60,000 shares of its common stock from its Chief Executive Officer. Proceeds from this transaction were used by the CEO to pay taxes related to a 1998 exercise of non-qualified options on Company shares.

     The Company has a $100.0 million unsecured line-of-credit agreement (the Credit Facility) which expires in May 2001, but which may be extended for successive one-year periods by agreement of the parties. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) prime rate less .50 percent, (ii) LIBOR plus .27 percent subject to adjustment, or (iii) Federal Funds Rate plus .65 percent. There are no outstanding borrowings under the Credit Facility. At June 26, 1999, funds available under the Credit Facility was reduced by $4.9 million for outstanding letters of credit. At June 26, 1999, the Company's total debt was $176.9 million or 24.5 percent of its total capitalization.

     The Company's financing obligations contain various covenants which require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. The Company is in compliance with all debt covenants.

     The Company has planned for approximately $50 million of capital additions and improvements in 1999. The largest proposed project is the modernization of our recently acquired copper tube mill in Wynne, Arkansas. This project, which would require expenditure of approximately $24 million over a two-year period, will improve yield, productivity, and throughput when completed.

     The Company's $33.4 million copper casting facility in Fulton, Mississippi became operational during the first half of 1999. This facility allows the use of a lower-cost mix of copper scrap and cathode when market conditions warrant. Mueller also has programs underway to make near-term improvements at its European operations. Further, the Company is also considering various long-term capital investments for these businesses which will further improve their cost structure and productivity.

     Management believes that cash provided by operations and currently available cash of $131.7 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio remains strong at 2.6 to 1.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 6, 1999, the Company held its Annual Meeting of Stockholders at which two proposals were voted upon: (i) election of directors; and (ii) the approval of the appointment of auditors. The following persons were duly elected to serve, subject to the Company's Bylaws, as Directors of the Company until the next Annual Meeting, or until election and qualification of their successors:
                                   Votes in Favor       Votes Withheld

     Robert B. Hodes                 27,332,405            1,020,849
     Harvey L. Karp                  27,914,999              438,255
     G. E. Manolovici                27,975,455              377,799
     William D. O'Hagan              28,029,597              323,657
     Robert J. Pasquarelli           28,070,613              282,641

     The proposal to approve the appointment of Ernst & Young LLP as the Company's auditors was ratified by 28,225,753 votes in favor, 97,514 votes against, and 29,987 votes abstaining.

     There were no broker non-votes pertaining to these proposals.


Item 5.  Other Information

     The following discussion updates the disclosure in Item 1, Business, in the Company's Annual Report on Form 10-K, for the year ended December 26, 1998.

Other Businesses

     Operations of one of the Company's subsidiaries, Utah Railway Company, continue to be unfavorably affected by a 1998 fire at one of the coal mines it serves. Limited production has resumed at the mine; however, Mueller has filed a business interruption insurance claim for the loss of earnings due to the fire. At this time, the amount to be recovered from our insurer cannot be determined.

Labor Relations

     On June 28, 1999, the Company renewed the union contract that covers employees at its Wynne, Arkansas, facility for a five-year period.

Year 2000 Program

     The Company established a Year 2000 program to evaluate, confirm compliance and identify any necessary changes to its information technology
(IT) and operating (non-IT) systems to address Year 2000 requirements. The Company retained a consulting firm specializing in this area to assist in the program. Their final project was completed at the end of the second quarter. To date, the Company has expensed approximately $850 thousand related to this outside consultant.

     Mueller has completed its assessment and inventory of its IT systems. Based on this assessment, the Company has replaced certain hardware and modified its developed software code at a cost which is immaterial.
Certain business systems of the Company's European businesses are not Year 2000 compliant, but this is being resolved within the context of an overall upgrade to these information systems during the third quarter of 1999.

     The Company has completed its assessment and inventory of non-IT systems for all of its North American manufacturing facilities. A small number of non-IT systems were not Year 2000 compliant. The Company has, or plans to replace and/or correct and certify these systems as compliant during the third quarter at a cost that is not material. To the extent that Mueller does not identify all non-IT systems that are not Year 2000 compliant, production on individual pieces of equipment might be curtailed for a period of time. However, management believes that the risk that it would be unable to maintain customer services due to Year 2000 equipment failures is low.

     The Company is in the process of determining its critical product and service supplier Year 2000 readiness. All critical North American suppliers have been surveyed with a current response rate of about 80 percent. Mueller's European operations are just beginning this process, but we are on plan to be completed in the fourth quarter. The Company will continue to follow up with non-responses and all inquiries to ensure, to the best of its ability, that these suppliers will be Year 2000 compliant.
Nonetheless, there can be no assurance that the systems used by these suppliers will be remediated in a timely manner, which, if not remediated, may have an adverse effect on Mueller.

     Mueller is currently working on the development of Year 2000 contingency plans. As Year 2000 efforts have progressed, areas of potential operational risk have been identified for contingency plan development. These contingency efforts focus on both pro-active and reactive tasks including manual procedures, reports and documentation, critical materials inventories and triage planning.


Item 6.     Exhibits and Reports on Form 8-K

     (a)     Exhibits

        19.1     Mueller Industries, Inc.'s Quarterly Report to
                 Stockholders for the quarter ended June 26, 1999. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

     (b) During the quarter ended June 26, 1999, the Registrant filed no Current Reports on Form 8-K.


Items 1, 2, and 3 are not applicable and have been omitted.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 1999.


                                   MUELLER INDUSTRIES, INC.


                                   /s/ Kent A. McKee
                                   Kent A. McKee
                                   Vice President and Chief Financial Officer


                                   /s/ Richard W. Corman
                                   Richard W. Corman
                                   Corporate Controller

                            EXHIBIT INDEX

Exhibits       Description                                              Page


19.1  Mueller Industries, Inc.'s Quarterly Report to
      Stockholders for the quarter ended June 26, 1999.
      Such report is being furnished for the
      information of the Securities and Exchange
      Commission only and is not to be deemed filed as a part of this Quarterly Report on Form 10-Q.

27.1  Financial Data Schedule (EDGAR filing only)