Form 10-Q
period 1999-09-25
MUELLER INDUSTRIES INC
filed 1999-11-03
CIK 89439

                                     1999

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 25, 1999   Commission file number 1-6770

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

The number of shares of the Registrant's common stock outstanding as of October 29, 1999, was 34,971,226.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                   For the Period Ended September 25, 1999

                                   INDEX



Part I. Financial Information                                        Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Consolidated Statements of Income
               for the quarters and nine months ended September 25,
               1999 and September 26, 1998                            3

          b.)  Consolidated Balance Sheets
               as of September 25, 1999 and December 26, 1998         5

          c.)  Consolidated Statements of Cash Flows
               for the nine months ended September 25, 1999
               and September 26, 1998                                 7

          d.)  Notes to Consolidated Financial Statements             9


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    11

Part II. Other Information

     Item 5.  Other Information                                      14

     Item 6.  Exhibits and Reports on Form 8-K                       16

Signatures                                                           17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                               For the Quarter Ended
                                    September 25, 1999      September 26, 1998
Net sales                                $   287,880             $   212,746

Cost of goods sold                           216,341                 163,952
                                          ----------              ----------
   Gross profit                               71,539                  48,794

Depreciation and amortization                  9,268                   5,650
Selling, general, and
   administrative expense                     23,162                  17,692
                                          ----------              ----------
   Operating income                           39,109                  25,452

Interest expense                              (3,078)                 (1,158)
Environmental reserves                             -                       -
Other income, net                              2,143                   1,809
                                          ----------              ----------
   Income before income taxes                 38,174                  26,103

Current income tax expense                      (602)                 (9,666)
Deferred income tax benefit (expense)        (11,232)                  2,328
                                          ----------              ----------
   Total income tax expense                  (11,834)                 (7,338)
                                          ----------              ----------

Net income                               $    26,340             $    18,765
                                          ==========              ==========

Weighted average shares
   for basic earnings per share               35,683                  35,689
Effect of dilutive stock options               4,131                   4,111
                                          ----------              ----------
Adjusted weighted average shares
   for diluted earnings per share             39,814                  39,800
                                          ----------              ----------

Basic earnings per share                 $      0.74             $      0.53
                                          ==========              ==========

Diluted earnings per share               $      0.66             $      0.47
                                          ==========              ==========




See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                              For the Nine Months Ended
                                    September 25, 1999      September 26, 1998
Net sales                                $   869,062             $   665,265

Cost of goods sold                           658,421                 512,927
                                          ----------              ----------
   Gross profit                              210,641                 152,338

Depreciation and amortization                 27,606                  16,923
Selling, general, and
   administrative expense                     74,229                  53,946
                                          ----------              ----------
   Operating income                          108,806                  81,469

Interest expense                              (9,086)                 (3,701)
Environmental reserves                             -                    (600)
Other income, net                              7,093                   6,513
                                          ----------              ----------
   Income before income taxes                106,813                  83,681

Current income tax expense                   (15,187)                (25,908)
Deferred income tax expense                  (18,158)                    (33)
                                          ----------              ----------
   Total income tax expense                  (33,345)                (25,941)
                                          ----------              ----------

Net income                               $    73,468             $    57,740
                                          ==========              ==========

Weighted average shares
   for basic earnings per share               35,772                  35,338
Effect of dilutive stock options               3,979                   4,348
                                          ----------              ----------
Adjusted weighted average shares
   for diluted earnings per share             39,751                  39,686
                                          ----------              ----------

Basic earnings per share                 $      2.05             $      1.63
                                          ==========              ==========

Diluted earnings per share               $      1.85             $      1.45
                                          ==========              ==========






See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                    September 25, 1999       December 26, 1998
Assets

Current assets:
   Cash and cash equivalents             $   156,619             $    80,568

   Accounts receivable, less allowance
     for doubtful accounts of $5,323 in
     1999 and $4,929 in 1998                 170,464                 155,601

   Inventories:
     Raw material and supplies                29,205                  26,544
     Work-in-process                          14,050                  18,196
     Finished goods                           68,552                  89,672
     Gold                                          -                     320
                                          ----------              ----------
   Total inventories                         111,807                 134,732

   Current deferred income taxes                   -                   5,140
   Other current assets                        4,385                   6,283
                                          ----------              ----------
     Total current assets                    443,275                 382,324

Property, plant and equipment, net           375,939                 379,082
Goodwill, net                                 74,361                  75,988
Other assets                                  31,247                  37,300
                                          ----------              ----------
                                         $   924,822             $   874,694
                                          ==========              ==========



















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                    September 25, 1999       December 26, 1998
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $    28,705             $    19,980
   Accounts payable                           51,795                  46,641
   Accrued wages and other employee costs     31,324                  26,636
   Current deferred income taxes               3,089                       -
   Other current liabilities                  58,889                  49,317
                                          ----------              ----------
     Total current liabilities               173,802                 142,574

Long-term debt, less current portion         131,427                 174,569
Pension and postretirement liabilities        11,523                  12,584
Environmental reserves                        14,043                  16,321
Deferred income taxes                         22,184                  10,490
Other noncurrent liabilities                  13,458                  15,680
                                          ----------              ----------
     Total liabilities                       366,437                 372,218
                                          ----------              ----------

Minority interest in subsidiaries                354                     354

Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                   -                       -
   Series A junior participating preferred
     stock - $1.00 par value; shares
     authorized 15,000; none outstanding           -                       -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 35,334,294
     in 1999 and 35,807,596 in 1998              401                     401
   Additional paid-in capital, common        258,516                 258,171
   Retained earnings (Since
     January 1, 1991)                        346,666                 273,198
   Cumulative translation adjustment          (5,773)                 (3,317)
   Treasury common stock, at cost            (41,779)                (26,331)
                                          ----------              ----------
   Total stockholders' equity                558,031                 502,122

Commitments and contingencies (Note 2)             -                       -
                                          ----------              ----------
                                         $   924,822             $   874,694
                                          ==========              ==========



See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                              For the Nine Months Ended
                                    September 25, 1999      September 26, 1998
Cash flows from operating activities
   Net income                            $    73,468             $    57,740
   Reconciliation of net income to net
    cash provided by operating activities:
     Depreciation and amortization            27,606                  16,923
     Minority interest in subsidiaries             -                    (301)
     Deferred income taxes                    18,158                      33
     Gain on disposal of properties           (1,574)                 (1,676)
     Changes in assets and liabilities:
       Receivables                           (16,746)                    623
       Inventories                            21,975                  (5,096)
       Other assets                            1,304                  (3,984)
       Current liabilities                    20,244                   4,638
       Other liabilities                      (3,061)                 (1,938)
       Other, net                               (343)                   (117)
                                          ----------              ----------
Net cash provided by operating activities    141,031                  66,845
                                          ----------              ----------
Cash flows from investing activities
   Businesses acquired                             -                 (39,859)
   Capital expenditures                      (26,742)                (36,227)
   Proceeds from sales of properties           4,887                   1,816
   Escrowed IRB proceeds                       6,022                   9,549
   Note receivable                                 -                  (4,484)
                                          ----------              ----------
Net cash used in investing activities        (15,833)                (69,205)
                                          ----------              ----------
Cash flows from financing activities
   Proceeds from issuance of long-term debt    5,000                       -
   Repayments of long-term debt              (19,560)                (12,037)
   Repayments on line of credit, net         (19,840)                      -
   Acquisition of treasury stock             (15,915)                      -
   Proceeds from stock options exercised
      including related tax benefits             812                   6,803
                                          ----------              ----------
Net cash used in financing activities        (49,503)                 (5,234)
                                          ----------              ----------
Effect of exchange rate changes on cash          356                    (263)
                                          ----------              ----------







See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(In thousands)
                                              For the Nine Months Ended
                                    September 25, 1999      September 26, 1998
Increase (decrease) in cash
   and cash equivalents                       76,051                  (7,857)
Cash and cash equivalents at the
   beginning of the period                    80,568                  69,978
                                          ----------              ----------
Cash and cash equivalents at the
   end of the period                     $   156,619             $    62,121
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

Note 3 - Comprehensive Income

     Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Total comprehensive income was $27,477,000 and $20,922,000 for the quarters ending September 25, 1999, and September 26, 1998, respectively and was $71,012,000 and $58,540,000 for the nine-month periods ending September 25, 1999, and September 26, 1998, respectively.

Note 4 - Industry Segments

     Summarized segment information is as follows:
(In thousands)

                                               For the Quarter Ended
                                    September 25, 1999      September 26, 1998
Net sales:
   Standard Products Division            $   213,163             $   145,606
   Industrial Products Division               68,895                  61,468
   Other Businesses                            6,455                   6,091
   Elimination of intersegment sales            (633)                   (419)
                                          ----------              ----------
                                         $   287,880             $   212,746
                                          ==========              ==========

Operating income:
   Standard Products Division            $    33,575             $    18,732
   Industrial Products Division                6,765                   7,580
   Other Businesses                            1,956                     567
   Unallocated expenses                       (3,187)                 (1,427)
                                          ----------              ----------
                                         $    39,109             $    25,452
                                          ==========              ==========

                                              For the Nine Months Ended
                                    September 25, 1999      September 26, 1998
Net sales:
   Standard Products Division            $   634,094             $   440,434
   Industrial Products Division              219,683                 207,737
   Other Businesses                           17,018                  17,688
   Elimination of intersegment sales          (1,733)                   (594)
                                          ----------              ----------
                                         $   869,062             $   665,265
                                          ==========              ==========

Operating income:
   Standard Products Division            $    94,400             $    64,248
   Industrial Products Division               23,740                  21,297
   Other Businesses                            3,441                   2,676
   Unallocated expenses                      (12,775)                 (6,752)
                                          ----------              ----------
                                         $   108,806             $    81,469
                                          ==========              ==========

     Certain amounts in the 1998 segment disclosures have been reclassified to conform with the 1999 presentation.

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

     The Company's businesses are managed and organized into three segments: (i) Standard Products Division (SPD); (ii) Industrial Products Division (IPD); and (iii) Other Businesses. SPD manufactures and sells copper tube, and copper and plastic fittings and valves. Outside of the United States, SPD manufactures copper tube in Europe and copper fittings in Canada. SPD sells these products to wholesalers in the HVAC (heating, ventilation and air-conditioning), plumbing and refrigeration markets, and to distributors to the manufactured housing and recreational vehicle industries. IPD manufactures and sells brass and copper alloy rod, bar and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. IPD sells its products primarily to original equipment manufacturers (OEMs), many of which are in the HVAC, plumbing, and refrigeration markets. Other Businesses include Utah Railway Company and other natural resource properties and interests. SPD and IPD account for more than 97 percent of consolidated net sales and more than 86 percent of consolidated total assets.

     During 1998, the Company completed three acquisitions: (i) Mueller Copper Tube Products, Inc. (formerly known as Halstead Industries, Inc.) operates a copper tube mill in Wynne, Arkansas and a line sets factory in Clinton, Tennessee; (ii) B&K Industries, Inc., based in Elk Grove Village, Illinois, is a significant import distributor of residential and commercial plumbing products in the United States that sells through all major distribution channels including hardware co-ops, home centers, plumbing wholesalers, hardware wholesalers, OEMs and manufactured housing wholesalers; and (iii) Lincoln Brass Works, Inc. produces custom valve assemblies, custom metal assemblies, gas delivery systems and tubular products, primarily for the gas appliance market, at two manufacturing facilities in Tennessee.

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

Results of Operations

     Net income was $26.3 million, or 66 cents per diluted share, for the third quarter of 1999, which compares with net income of $18.8 million, or 47 cents per diluted share, for the same period of 1998. Year-to-date, net income was $73.5 million, or $1.85 per diluted share, which compares to net income of $57.7 million, or $1.45 per diluted share, for 1998.

     During the third quarter of 1999, the Company's net sales were $287.9 million, which compares to net sales of $212.7 million, or a 35 percent increase over the same period of 1998. Net sales were $869.1 million in the first nine months of 1999 compared to $665.3 million in 1998. During the third quarter of 1999, the Company's manufacturing businesses shipped
196.0 million pounds of product compared to 150.7 million pounds in the same quarter of 1998. The Company's manufacturing businesses shipped 615.0 million pounds of product in the first nine months of 1999, or 32.0 percent more than the same period of 1998. This increase in net sales and shipments includes volume from businesses acquired in the second half of 1998. Third quarter and year-to-date operating income increased primarily due to: (i) higher sales volumes particularly at copper tube and line sets;
(ii) spread improvements at copper tube; and (iii) earnings at our acquired businesses. Increased operating income was partially offset by losses at our European operations. Selling, general, and administrative expense as well as depreciation and amortization increased primarily due to acquired businesses.

     Interest expense for the third quarter of 1999 totaled $3.1 million compared to $1.2 million in the same quarter of 1998. For the first nine months of 1999, interest expense was $9.1 million compared to $3.7 million for the same period of 1998. Interest expense increased due to the increase in long-term debt following the issuance of the $125 million term note, partially offset by scheduled repayments of long-term debt.

     The Company continues to achieve its long-term objective of divesting certain natural resource properties and businesses. During April 1999, the Company sold 100 percent of its interest in Alaska Gold Company.

     As a consequence of this sale transaction, the Company believes it has realized for federal tax purposes an ordinary loss of approximately $70 million which will reduce taxable income in 1999. Recognition of this tax attribute, previously recognized as a deferred tax asset less an appropriate valuation allowance, reduced the Company's effective tax rate to approximately 31.2 percent in 1999. The Company computed its income tax provision for the first three quarters of 1999 using this effective income tax rate. This effective rate also reflects the benefit of a lower federal provision relating to the recognition of net operating loss carryforwards, and a lower state provision associated with incentive IRB financings.

Liquidity and Capital Resources

     Cash provided by operating activities during the first nine months of 1999 totaled $141.0 million which is primarily attributable to net income, depreciation and amortization, and deferred income taxes. During the first nine months of 1999, the Company used $15.8 million in investing activities, consisting primarily of $26.7 million in capital expenditures offset by $6.0 million of proceeds from escrowed IRB funds and $4.9 million of proceeds from sales of properties. Cash used in investing activities was funded with existing cash balances, cash from operations, plus escrowed IRB proceeds.

     During the first nine months of 1999, the Company used $49.5 million in financing activities primarily for scheduled payments on long-term debt and repayment of a line-of-credit. In addition, the Company purchased 500,000 shares of its common stock from a former director in August, and 60,000 shares of its common stock from its Chief Executive Officer in April.

     The Company has a $100.0 million unsecured line-of-credit agreement (the Credit Facility) which expires in May 2001, but which may be extended for successive one-year periods by agreement of the parties. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) prime rate less .50 percent, (ii) LIBOR plus .27 percent subject to adjustment, or (iii) Federal Funds Rate plus .65 percent. There are no outstanding borrowings under the Credit Facility. At September 25, 1999, funds available under the Credit Facility was reduced by $5.0 million for outstanding letters of credit. At September 25, 1999, the Company's total debt was $160.1 million or 22.3 percent of its total capitalization.

     The Company's financing obligations contain various covenants which require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. The Company is in compliance with all debt covenants.

     The Company has planned for approximately $50 million of capital additions and improvements in 1999. The largest ongoing project is the modernization of our recently acquired copper tube mill in Wynne, Arkansas. This project, which involves expenditure of approximately $24 million over a two-year period, will improve yield, productivity, and throughput when completed. The Company is also planning a new $10 million investment at our Port Huron, Michigan brass rod mill. This investment, which is expected to be complete near the end of 2000, will increase our casting capacity, improve yield, and reduce conversion costs.

     The Company's $33.4 million copper casting facility in Fulton, Mississippi became operational during the first nine months of 1999. This facility allows the use of a lower-cost mix of copper scrap and cathode when market conditions warrant. Mueller also has programs under way to make near-term improvements at its European operations. Further, the Company is also considering various long-term capital investments for these businesses which will further improve their cost structure and productivity.

     On October 18, 1999, the Company's Board of Directors authorized the repurchase of up to four million shares of the Company's common stock from time to time over the next year through open market transactions or through privately negotiated transactions. The Company will have no obligation to purchase any shares and may cancel, suspend or extend the time period for the purchase of shares at any time. The purchases will be funded primarily through existing cash and cash from operations. The Company may hold such shares in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.

     Management believes that cash provided by operations and currently available cash of $156.6 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio remains strong at 2.6 to 1.


PART II.  OTHER INFORMATION

Item 5.  Other Information

     The following discussion updates the disclosure in Item 1, Business, in the Company's Annual Report on Form 10-K, for the year ended December 26, 1998.

Environmental Matters

     Mueller Copper Tube Products, Inc. (MCTP) (formerly known as Halstead Industries, Inc.), a wholly-owned subsidiary, has commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant. MCTP will remove trichloroethene (TCE), a cleaning solvent used by MCTP, left in the soil as a result of its historical operations. MCTP will also expand its prior investigation to points offsite to determine the extent, if any, that TCE has migrated beyond MCTP's property. Actions taken by MCTP are being reviewed and approved by the Arkansas Department of Environmental Quality. The Company anticipates that MCTP will spend up to an estimated $5 million over the next several years on these activities and established a reserve for this project in connection with the acquisition of MCTP.

Other Businesses

     Operations of one of the Company's subsidiaries, Utah Railway Company, continue to be unfavorably affected by a 1998 fire at one of the coal mines it serves. Limited production has resumed at the mine. Mueller has filed a business interruption insurance claim for the loss of earnings due to the fire. At this time, the amount to be recovered from our insurer cannot be determined.

     Subsequent to quarter end, Utah Railway Company purchased the stock of the Salt Lake City Southern Railroad Company, Inc. (SLCS) from RailTex, Inc. for $675 thousand. SLCS operates pursuant to an easement on approximately 25 miles of track, owned by the Utah Transit Authority, from downtown Salt Lake City to near Draper, Utah.

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

     Mueller has completed its assessment and inventory of its IT systems. Based on this assessment, the Company has replaced certain hardware and modified its developed software code at a cost which is immaterial.
Certain business systems of the Company's European businesses are not Year 2000 compliant, but this is being resolved within the context of an overall upgrade to these information systems that began in the third quarter of 1999.

     The Company has completed its assessment and inventory of non-IT systems for all of its North American manufacturing facilities. A small number of non-IT systems were not Year 2000 compliant. The Company has replaced and/or corrected and certified these systems as compliant during the third quarter at a cost that is not material. To the extent that Mueller does not identify all non-IT systems that are not Year 2000 compliant, production on individual pieces of equipment might be curtailed for a period of time. However, management believes that the risk that it would be unable to maintain customer services due to Year 2000 equipment failures is low.

     The Company is in the process of determining its critical product and service supplier Year 2000 readiness. All critical North American suppliers have been surveyed with a current response rate of about 90 percent. Mueller's European operations are continuing this process, and are on plan to be completed in the fourth quarter. The Company will continue to follow up with non-responses and all inquiries to ensure, to the best of its ability, that these suppliers will be Year 2000 compliant. Nonetheless, there can be no assurance that the systems used by these suppliers will be remediated in a timely manner, which, if not remediated, may have an adverse effect on Mueller.

     Mueller is currently working on the development of Year 2000 contingency plans. As Year 2000 efforts have progressed, areas of potential operational risk have been identified for contingency plan development. These contingency efforts focus on both pro-active and reactive tasks including manual procedures, reports and documentation, critical materials inventories and priority planning.

Item 6.     Exhibits and Reports on Form 8-K

     (a)     Exhibits

        19.1     Mueller Industries, Inc.'s Quarterly Report to
                 Stockholders for the quarter ended September 25, 1999.
                 Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

     (b) During the quarter ended September 25, 1999, the Registrant filed no Current Reports on Form 8-K.


Items 1, 2, 3, and 4 are not applicable and have been omitted.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 1999.


                                   MUELLER INDUSTRIES, INC.


                                   /s/ Kent A. McKee
                                   Kent A. McKee
                                   Vice President and Chief Financial Officer


                                   /s/ Richard W. Corman
                                   Richard W. Corman
                                   Corporate Controller

                            EXHIBIT INDEX

Exhibits       Description                                              Page


19.1  Mueller Industries, Inc.'s Quarterly Report to
      Stockholders for the quarter ended September 25, 1999.
      Such report is being furnished for the
      information of the Securities and Exchange
      Commission only and is not to be deemed filed as a part of this Quarterly Report on Form 10-Q.

27.1  Financial Data Schedule (EDGAR filing only)