Form 10-K
period 1999-12-25
MUELLER INDUSTRIES INC
filed 2000-03-23
CIK 89439

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 1999      Commission file number 1-6770

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_X_]

The number of shares of the Registrant's common stock outstanding as of March 16, 2000 was 34,469,796, excluding 5,621,706 treasury shares. The aggregate market value of the 33,819,432 shares of common stock held by non-affiliates of the Registrant was $978,469,814 at March 16, 2000 (based on the closing price on the consolidated transaction reporting system on that date).

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into this
Report: (1) Registrant's Annual Report to Stockholders for the year ended December 25, 1999 (Part I and II); Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, scheduled to be mailed on or about March 17, 2000 (Part III).

                          MUELLER INDUSTRIES, INC.


As used in this report, the terms "Company", "Mueller" and "Registrant" mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.


                              TABLE OF CONTENTS


                                                                   Page

Part I
     Item 1.     Business                                            3
     Item 2.     Properties                                          9
     Item 3.     Legal Proceedings                                  11
     Item 4.     Submission of Matters to a Vote of
                  Security Holders                                  11


Part II
     Item 5.     Market for the Registrant's Common Stock
                  and Related Stockholder Matters                   11
     Item 6.     Selected Financial Data                            11
     Item 7.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations     12
     Item 7A.     Quantitative and Qualitative Disclosures
                   About Market Risk                                12
     Item 8.     Financial Statements and Supplementary Data        12
     Item 9.     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure            12


Part III
     Item 10.     Directors and Executive Officers of
                   the Registrant                                   12
     Item 11.     Executive Compensation                            12
     Item 12.     Security Ownership of Certain Beneficial
                   Owners and Management                            12
     Item 13.     Certain Relationships and Related Transactions    13


Part IV
     Item 14.     Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                              13


Signatures                                                          17

                                    PART I

ITEM 1.     BUSINESS

Introduction

     The Company is a leading manufacturer of copper, brass, plastic, and aluminum products. The range of these products is broad: copper tube and fittings; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic fittings and valves; refrigeration valves and fittings; and fabricated tubular products. Mueller's plants are located throughout the United States, and in Canada, France, and Great Britain. The Company also owns a short line railroad in Utah and natural resource properties in the Western U.S.

     The Company's businesses are managed and organized into three segments:
(i) Standard Products Division ("SPD"); (ii) Industrial Products Division ("IPD"); and (iii) Other Businesses. SPD manufactures and sells copper tube, copper and plastic fittings, and valves. Outside of the United States, SPD manufactures copper tube in Europe and copper fittings in Canada. SPD sells these products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, and to distributors to the manufactured housing and recreational vehicle industries. IPD manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. IPD sells its products primarily to original equipment manufacturers ("OEMs"), many of which are in the HVAC, plumbing, and refrigeration markets. Other Businesses include Utah Railway Company and other natural resource properties and interests. SPD and IPD account for more than 98 percent of consolidated net sales and more than 81 percent of consolidated net assets. The majority of the Company's manufacturing facilities operated at high levels during 1999, 1998, and 1997.

     Information concerning segments appears under "Note 13 - Industry Segments" in the Notes to Consolidated Financial Statements in Mueller's Annual Report to Stockholders for the year ended December 25, 1999. Such information is incorporated herein by reference.

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

     SPD also includes copper and plastic fittings and related components for the plumbing and heating industry that are used in water distribution systems, heating systems, air-conditioning, and refrigeration applications, and drainage, waste, and vent systems. A major portion of Mueller's products are ultimately used in the domestic residential and commercial construction markets and, to a lesser extent, in the automotive and heavy on and off-the-road vehicle markets.

     During the fourth quarter of 1998, the Company acquired Halstead Industries, Inc. ("Halstead"). Halstead operates a tube mill in Wynne, Arkansas, and a line sets factory in Clinton, Tennessee. This acquisition expanded the Company's copper tube and line sets businesses and created opportunities for improved production and distribution efficiency. Following the acquisition, Halstead's name was changed to Mueller Copper Tube Products, Inc. In addition, in August 1998, the Company acquired B&K Industries, Inc. ("B&K"), an importer and distributor of residential and commercial plumbing products. The acquisition of B&K facilitated the sale of Mueller's manufactured products in the large, and growing, retail marketplace. In 1997, the Company acquired copper tube manufacturing operations in England and France. These acquisitions established a significant manufacturing and sales presence in Europe for the Company's operations.

     SPD markets primarily through its own sales and distribution organization, which maintains sales offices and distribution centers throughout the United States and in Canada, Great Britain, and France. Additionally, products are sold and marketed through a network of agents, which, when combined with the Company's sales organization, provide the Company broad geographic market representation.

     The businesses in which SPD is engaged are highly competitive. The principal methods of competition for Mueller's products are customer service, availability, and price. No material portion of Mueller's business is dependent upon a single customer or a small group of related customers. The total amount of order backlog for SPD as of December 25, 1999 was not significant.

     The Company competes with various companies depending on the product line. In the U.S. copper tubing business, the domestic competition includes Cerro Copper Products Co., Inc., Reading Tube Corporation, and Wolverine Tube, Inc., as well as many actual and potential foreign competitors. In the European copper tubing business, Mueller competes with more than ten European-based manufacturers of copper tubing as well as foreign-based manufacturers. Additionally, the Company's copper tube businesses compete with a large number of manufacturers of substitute products made from plastic, iron, and steel. In the copper fittings market, competitors include Elkhart Products, a division of Amcast Industrial Corporation, and NIBCO, Inc., as well as several foreign manufacturers. The plastic fittings competitors include NIBCO, Inc., Charlotte Pipe & Foundry, and other companies. No single competitor offers such a wide-ranging product line; management believes that this is a competitive advantage in some markets.

Industrial Products Division

     Mueller's Industrial Products Division includes brass rod, nonferrous forgings, and impact extrusions that are sold primarily to OEMs in the plumbing, refrigeration, fluid power, and automotive industries, as well as to other manufacturers and distributors. The Port Huron, Michigan mill extrudes brass, bronze, and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter. These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, and electrical conductivity. IPD also manufactures brass and aluminum forgings which are used in a wide variety of end products, including automotive components, brass fittings, industrial machinery, valve bodies, gear blanks, and computer hardware. The Company also serves the automotive, military ordnance, aerospace, and general manufacturing industries with cold-formed aluminum and copper impact extrusions. Typical applications for impacts are high strength ordnance, high-conductivity electrical components, builders' hardware, hydraulic systems, automotive parts, and other uses where toughness must be combined with varying complexities of design and finish. Other products include valves and custom OEM products for refrigeration and air-conditioning applications, and shaped and formed tube, produced to tight tolerances, for baseboard heating, appliances, medical instruments, etc.
The total amount of order backlog for IPD as of December 25, 1999 was not significant.

     In September 1998, the Company acquired Lincoln Brass Works, Inc. ("Lincoln"), which operates manufacturing facilities in Jacksboro, Tennessee and Waynesboro, Tennessee. Lincoln produces custom control valve assemblies, custom metal assemblies, gas delivery systems and tubular products primarily for the gas appliance market. Lincoln is a large consumer of the Company's brass rod and forgings.

     IPD primarily sells direct to OEM customers. Competitors, primarily in the brass rod market, include Cerro Metal Products Company, Inc., Chase Industries, Inc., Extruded Metals Inc., and others both domestic and foreign. Outside of North America, IPD sells products through various channels.

Other Businesses

     Mueller, through its subsidiary Arava Natural Resources Company, Inc. ("Arava"), is engaged in the operation of a short line railroad in Utah. It also owns interests in other natural resource properties.

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

     On September 30, 1999, Utah Railway purchased the stock of the Salt Lake City Southern Railroad Company, Inc. (SLCS). SLCS operates pursuant to an easement on approximately 25 miles of track, owned by the Utah Transit Authority, from downtown Salt Lake City to near Draper, Utah.

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

     In late 1998, there was a fire at one of the coal mines served by Utah Railway. The mine reopened in late 1999, and its shipments on Utah Railway have resumed.

     Other Properties

     In early 1998, Ruby Hill Mining Company ("Ruby Hill") received a final $1.0 million installment payment from Homestake Mining Company of California ("Homestake") for Ruby Hill's mining property near Eureka, Nevada. Prior to 1999, the Company received and recognized as gains $4.0 million from this transaction. If Homestake produces a total of 500,000 ounces of gold or "gold equivalents" of other metals from this property, Ruby Hill is thereafter entitled to a three percent net smelter return royalty, after deduction for certain taxes and transportation.

Labor Relations

     At December 25, 1999, the Company employed approximately 4,400 employees of which approximately 2,200 were represented by various unions. The union contracts that cover production and maintenance employees at the Company's Port Huron facilities and the contract that covers employees at the Company's Wynne copper tube mill were renewed for five-year periods during 1999. Union contracts at the Company's European operations are renewed annually. Other contracts expire on various dates from April 2000 to August 2002.

Raw Material and Energy Availability

     The major portion of Mueller's base metal requirements (primarily copper) is normally obtained through short-term supply contracts with competitive pricing provisions (for cathode) and the open market (for scrap). Other raw materials used in the production of brass, including brass scrap, zinc, tin, and lead, are obtained from zinc and lead producers, open-market dealers, and customers with brass process scrap. Raw materials used in the fabrication of aluminum and plastic products are purchased in the open market from major producers.

     Adequate supplies of raw material are available to the Company. Sufficient energy in the form of natural gas, fuel oils, and electricity is available to operate the Company's production facilities. While temporary shortages of raw material and fuels may occur occasionally, they have not materially hampered the Company's operations.

Environmental Matters

     Compliance with environmental laws and regulations is a matter of high priority. Mueller's provision for environmental compliance includes charges of $2.1 million in 1998 and $3.1 million in 1997. There was no provision
for 1999.   Except as discussed below, the Company does not anticipate that it will need to make material expenditures for such compliance activities during the remainder of the 2000 fiscal year, or for the next two fiscal years.

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

     2.     U.S.S. Lead

     In 1991, U.S.S. Lead Refinery, Inc. ("Lead Refinery"), responded to an information request from EPA under Superfund for information on whether Lead Refinery arranged for the disposal of hazardous substances in the vicinity of the Grand Calumet River/Indiana Harbor Ship Canal. By letter dated February 4, 1997, the Indiana Department of Environmental Management ("IDEM") notified Lead Refinery that a preassessment screening of the Grand Calumet River and the Indiana Harbor Canal conducted pursuant to Superfund had identified releases of hazardous substances from Lead Refinery and other potentially responsible parties ("PRPs") that had adversely impacted natural resources. Based on the prescreening assessment, IDEM has requested that Lead Refinery agree to fund the preparation of an assessment plan which will, in part, quantify the loss of natural resources. By letter dated March 11, 1997, Lead Refinery responded to the February 4 letter and without waiving its affirmative defenses, stated its willingness to participate in the preparation of an assessment plan. In 1991, Lead Refinery also responded to an information request under Superfund regarding the Lead Refinery site in East Chicago, Indiana. In 1992, EPA advised Lead Refinery of its intent to list the property as a Superfund site; however, as of March 17, 2000, EPA has deferred such listing.

     In 1993, Lead Refinery entered into a Consent Order with the EPA pursuant to Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"). The Consent Order covers remediation activities at the East Chicago, Indiana site and provides for Lead Refinery to complete certain on-site interim remedial activities and studies that extend off-site. In November 1996, the EPA approved, with modifications, the Interim Stabilization Measures Workplan and designated a Corrective Action Management Unit ("CAMU") at the Lead Refinery site. Site activities, based on the approval, began in December 1996. Costs for remaining cleanup efforts are estimated to be between $2.0 and $3.0 million. In the process of remediating the site, Lead Refinery subsequently identified suspected petroleum contamination on site. As a result, Lead Refinery installed a slurry wall around the CAMU and initiated characterization of areas suspected to have petroleum contamination. Lead Refinery has recently submitted plans to the EPA and IDEM to address this contamination and is currently awaiting approvals. Additionally, Lead Refinery has submitted several other plans for approval to investigate to determine if other contamination exists that is not addressed by the Consent Order. Lead Refinery, without additional assistance from MRRC, lacks the financial resources needed to complete the additional remediation and intends to seek financial assistance from other PRPs to permit Lead Refinery to conduct a private-party cleanup under RCRA.

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

     3.     Mueller Copper Tube Products, Inc.

     Mueller Copper Tube Products, Inc. (MCTP), (formerly known as Halstead) has commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant. MCTP is currently removing trichloroethene (TCE), a cleaning solvent formerly used by MCTP, from the soil and groundwater. An Initial Interim Remediation Measures work plan and air discharge permit(s) addressing the treatment of soils and groundwater were submitted and approved by the Arkansas Department of Environmental Quality (ADEQ). MCTP has installed monitoring wells offsite to determine the extent of the TCE contamination and is collecting data to be reviewed by ADEQ. Following review of the information, ADEQ will decide whether to require additional investigation and/or remediation activities. The Company anticipates that MCTP will spend up to an estimated five million dollars over the next several years on these activities and established a reserve for this project in connection with the acquisition of MTCP.

Other Business Factors

     The Registrant's business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held. In addition, expenditures for company-sponsored research and development activities were not material during 1999, 1998, or 1997. No material portion of the Registrant's business involves governmental contracts.

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

                 Approximate
Location         Property Size               Description

Fulton, MS       418,000 sq. ft.    Copper tube mill.  Facility includes
                   52.37 acres      casting, extruding, and finishing
                                    equipment to produce copper tubing,
                                    including tube feed stock for the
                                    Company's copper fittings plants, Line
                                    sets plant, and Precision Tube factory.

Fulton, MS       103,000 sq. ft.    Casting facility.  Facility includes
                    11.9 acres      casting equipment to produce copper
                                    billets used in the adjoining copper
                                    tube mill.

Wynne, AR        682,000 sq. ft.(1) Copper tube mill. Facility includes
                    39.2 acres      extrusion and finishing equipment to
                                    produce copper tubing, including feed
                                    stock for the Clinton, TN line sets
                                    plant.

Clinton, TN      166,000 sq. ft.(2) Line sets plant.  Produces copper tube
                     8.5 acres      line sets using tube feed stock from
                                    the Company's copper tube mills and
                                    other mills.

Fulton, MS        58,500 sq. ft.    Packaging and bar coding facility for
                   15.53 acres      retail channel sales.

Fulton, MS        70,000 sq. ft.(3) Copper fittings plant.  High-volume
                    7.68 acres      facility that produces copper fittings
                                    using tube feed stock from the
                                    Company's adjacent copper tube mill.

Covington, TN    159,500 sq. ft.    Copper fittings plant.  Facility
                   40.88 acres      produces copper fittings using tube
                                    feed stock from the Company's copper
                                    tube mills.

Port Huron, MI    40,000 sq. ft.    Formed tube plant.  Produces copper
                    5.11 acres      fittings using cold heading equipment.

Strathroy,        54,000 sq. ft.    Copper fittings plant.  Facility
Ontario             4.67 acres      produces copper fittings for export to
Canada                              European and other metric markets.

Kalamazoo, MI    205,000 sq. ft.    Plastic fittings plant.  Produces DWV
                      18 acres      fittings using injection molding
                                    equipment.

Cerritos, CA     115,000 sq. ft.    Plastic fittings plant.  Produces DWV
                     5.1 acres      fittings using injection molding
                                    equipment.

Upper             82,000 sq. ft.    Plastic fittings plant.  Produces DWV
Sandusky, OH        7.52 acres      fittings using injection molding
                                    equipment.

Bilston,         402,500 sq. ft.    Copper tube mill.  Facility includes
England            14.95 acres      casting, extruding, and finishing
United Kingdom                      equipment to produce copper tubing.

Longueville,     332,500 sq. ft.    Copper tube mill.  Facility includes
France              16.3 acres      extrusion and finishing equipment to
                                    produce copper tubing.

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

Hartsville, TN    78,000 sq. ft.    Refrigeration products plant.
                    4.51 acres      Produces products used in
                                    refrigeration applications such as
                                    ball valves, line valves, and
                                    compressor valves.

Jacksboro, TN     65,066 sq. ft.    Bending and fabricating facility.
                   11.78 acres      Produces gas burners, supply tubes,
                                    and manifolds for the gas appliance
                                    industry.

Waynesboro, TN    57,000 sq. ft.(4) Gas valve plant.  Facility produces
                     5.0 acres      brass valves and assemblies for the
                                    gas appliance industry.

North Wales, PA  174,000 sq. ft.    Precision Tube factory.  Facility
                    18.9 acres      fabricates copper tubing, copper
                                    alloy tubing, aluminum tubing, and
                                    fabricated tubular products.

Salisbury, MD     12,000 sq. ft.(5) Coaxial cable plant.  Facility
                                    manufactures semi-rigid coaxial cable
                                    and high-performance cable assemblies.


In addition, the Company owns and/or leases other properties used as distribution centers and corporate offices.
(1) Facility is located on land leased from a local municipality, with an option to purchase at nominal cost.
(2) Facility is leased under an operating lease, with an option to purchase.
(3) Facility is leased under a long-term lease agreement, with an option to purchase at nominal cost.
(4) Facility is leased from a local municipality for a nominal amount.
(5) Facility is leased under an operating lease.


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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

     The information required by Item 5 of this Report is included under the caption "Capital Stock Information" in the Registrant's Annual Report to Stockholders for the year ended December 25, 1999, which information is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

     Selected financial data are included under the caption "Selected Financial Data" in the Registrant's Annual Report to Stockholders for the year ended December 25, 1999, which selected financial data is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations is contained under the caption "Financial Review" in the Registrant's Annual Report to Stockholders for the year ended December 25, 1999, and is incorporated herein by reference.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are contained in the caption "Financial Review" in the Registrant's Annual Report to Stockholders for the year ended December 25, 1999, and is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedules of this Annual Report on Form 10-K which is included on page 18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                  PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is contained under the caption "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 17, 2000 and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

     The information required by Item 11 is contained under the caption "Executive Compensation" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 17, 2000 and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is contained under the captions "Principal Stockholders" and "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 17, 2000 and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is contained under the caption "Certain Relationships and Transactions with Management" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 17, 2000 and is incorporated herein by reference.

                                  PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

1. Financial Statements: the financial statements, notes, and report of independent auditors described in Item 8 of this report, which are incorporated by reference.

2. Financial Statement Schedule: the financial statement schedule described in Item 8 of this report which is indexed on page 18.

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

       3.1 Certificate of Incorporation of Mueller Industries, Inc. and all amendments thereto (Incorporated herein by reference to Exhibit 3.1 of the Registrant's Report on Form 10-K, dated March 23, 1999, for the fiscal year ended December 26, 1998).

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

      10.6 Fifth Amendment to Credit Agreement among Mueller Industries, Inc. (as Borrower) and Michigan National Bank and other banking institutions and Michigan National Bank (as Agent) dated November 20, 1998 (Incorporated herein by reference to Exhibit
             10.6 of the Registrant's Report on Form 10-K, dated March 23, 1999, for the fiscal year ended December 26, 1998).

      10.7   Amended and Restated Credit Agreement among Mueller
             Industries, Inc. (as Borrower) and Michigan National Bank and other banking institutions and Michigan National Bank (as Agent) dated December 30, 1998 (Incorporated herein by reference to Exhibit 10.7 of the Registrant's Report on Form 10-K, dated March 23, 1999, for the fiscal year ended December 26, 1998).

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

      10.11 Stock Option Agreement, dated March 3, 1992 by and between Mueller Industries, Inc. and Harvey L. Karp (Incorporated herein by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K dated March 11, 1992).

      10.12 Mueller Industries, Inc. 1991 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 4(a) of the Registrant's Registration Statement on Form S-8 dated April 17,
             1992).

      10.13 Summary description of the Registrant's 2000 bonus plan for certain key employees.

      10.14 Amended and Restated Employment Agreement, effective as of September 17, 1997, by and between Mueller Industries, Inc. and Harvey L. Karp (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Report on Form 10-Q, dated October 21, 1997, for the quarter ended September 27, 1997).

      10.15 Amended and Restated Employment Agreement, effective as of September 17, 1997, by and between Mueller Industries, Inc. and William D. O'Hagan (Incorporated herein by reference to Exhibit
             10.2 of the Registrant's Report on Form 10-Q, dated October 21, 1997, for the quarter ended September 27, 1997).

      10.16 Mueller Industries, Inc. 1994 Stock Option Plan (Incorporated herein by reference to Exhibit 10.13 of the Registrant's Report on Form 10-K, dated March 17, 1995, for the fiscal year ended December 31, 1994).

      10.17 Mueller Industries, Inc. 1994 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 10.14 of the Registrant's Report on Form 10-K, dated March 17, 1995, for the fiscal year ended December 31, 1994).

      10.18 Mueller Industries, Inc. Deferred Compensation Plan, effective January 1, 1997 (Incorporated herein by reference to Exhibit
             10.12 of the Registrant's Report on Form 10-K, dated March 20, 1997, for the fiscal year ended December 28, 1996).

      10.19  Amendment No. 1 to Mueller Industries, Inc. Deferred
             Compensation Plan as amended and restated January 1, 1997.

      10.20  Mueller Industries, Inc. 1998 Stock Option Plan
             (Incorporated herein by reference to Exhibit A of the Registrant's Definitive Proxy Statement, dated March 18, 1998).

      10.21 Stock Option Agreement, dated May 7, 1997 by and between Mueller Industries, Inc. and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.19 of the Registrant's Report on Form 10-K, dated March 23, 1999, for the fiscal year ended December 26, 1998).

      10.22 Stock Option Agreement, dated October 9, 1998 by and between Mueller Industries, Inc. and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.20 of the Registrant's Report on Form 10-K, dated March 23, 1999, for the fiscal year ended December 26, 1998).

      13.0 Mueller Industries, Inc.'s Annual Report to Stockholders for the year ended December 25, 1999. Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Annual Report on Form 10-K.

      21.0   Subsidiaries of the Registrant.

      23.0 Consent of Independent Auditor (Includes report on Financial Statement Schedule).

(b) During the three months ended December 25, 1999, no Current Reports on Form 8-K were filed.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2000.

                          MUELLER INDUSTRIES, INC.

                            /S/ HARVEY L. KARP
                            Harvey L. Karp, Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                       Title                            Date

 /S/ HARVEY L. KARP         Chairman of the Board, and Director March 23, 2000
     Harvey L. Karp

 /S/ ROBERT B. HODES        Director                            March 23, 2000
     Robert B. Hodes

 /S/ G.E. MANOLOVICI        Director                            March 23, 2000
     G.E. Manolovici

 /S/ WILLIAM D. O'HAGAN     President, Chief Executive Officer, March 23, 2000
     William D. O'Hagan     Director

 /S/ ROBERT J. PASQUARELLI  Director                            March 23, 2000
     Robert J. Pasquarelli


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

                             Signature and Title                      Date


                             /S/ KENT A. MCKEE                  March 23, 2000
                                 Kent A. McKee
                                 Vice President and
                                 Chief Financial Officer
                                 (Principal Accounting Officer)

                             /S/ RICHARD W. CORMAN              March 23, 2000
                                 Richard W. Corman
                                 Corporate Controller

                        INDEX TO FINANCIAL STATEMENTS

     The consolidated financial statements, together with the report thereon of Ernst & Young LLP dated February 4, 2000, appearing on page 24 through and including 54, of the Company's 1999 Annual Report to Stockholders are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, no other information appearing in the 1999 Annual Report to Stockholders is deemed to be filed as part of this Annual Report on Form 10-K under Item 8. The following Consolidated Financial Statement Schedule should be read in conjunction with the consolidated financial statements in such 1999 Annual Report to Stockholders. Consolidated Financial Statement Schedules not included with this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.




                        FINANCIAL STATEMENT SCHEDULE


                                                                      Page

Schedule for the fiscal years ended December 25, 1999, December 26, 1998, and December 27, 1997.

     Valuation and Qualifying Accounts (Schedule II)                   19

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 25, 1999, December 26, 1998, and December 27, 1997 (In thousands)

                                                                         Additions
                                                              -------------------------------
                                          Balance at           Charged to                                                Balance
                                          beginning            costs and             Other                               at end
                                           of year              expenses           additions         Deductions          of year
                                         ------------         ------------        -----------       -----------       -----------
1999
Allowance for doubtful accounts          $      4,929         $      1,503        $         -       $     1,065       $     5,637

Environmental reserves                   $     16,321         $          -        $         -       $     3,356       $    12,965

Severance and related                    $      9,266         $          -        $         -       $     7,708       $     1,558

Other reserves (3)                       $     15,748         $          -        $         -       $     5,714       $    10,034

Valuation allowance for deferred
  tax assets                             $     46,592         $          -        $    10,280 (1)   $     8,220       $    48,652

1998
Allowance for doubtful accounts          $      3,680         $        556        $     1,197 (2)   $       504       $     4,929

Environmental reserves                   $     10,368         $      2,133        $     7,472 (2)   $     3,652       $    16,321

Severance and related                    $          -         $          -        $     9,464 (2)   $       198       $     9,266

Other reserves (3)                       $     10,448         $        200        $     6,838 (2)   $     1,738       $    15,748

Valuation allowance for deferred
  tax assets                             $     52,073         $          -        $         -       $     5,481       $    46,592

1997
Allowance for doubtful accounts          $      3,188         $        107        $       677 (2)   $       292       $     3,680

Environmental reserves                   $      9,105         $      3,100        $     3,949 (2)   $     5,786       $    10,368

Other reserves (3)                       $     10,368         $        250        $     2,089 (2)   $     2,259       $    10,448

Valuation allowance for deferred
  tax assets                             $     56,299         $          -        $         -       $     4,226       $    52,073


(1) Other additions to the valuation allowance for deferred tax assets relate to foreign net operating loss carryforwards.

(2)   Resulted from acquisitions during 1998 and 1997.

(3) Other reserves are included in the balance sheet captions "Other current liabilities" and "Other noncurrent liabilities".

                                      -19-

                            EXHIBIT INDEX

Exhibits       Description                                              Page

10.13 Summary description of the Registrant's 2000 bonus plan for certain key employees.

10.20 Amendment No. 1 to Mueller Industries, Inc. Deferred
      Compensation Plan as amended and restated January 1, 1997.

13.0  Mueller Industries, Inc.'s Annual Report to
      Stockholders for the year ended December 25, 1999.
      Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange
      Commission only and is not to be deemed filed as a part of this Annual Report on Form 10-K.

21.0  Subsidiaries of the Registrant.

23.0 Consent of Independent Auditor (Includes report on Financial Statement Schedule).

27.0  Financial Data Schedule (EDGAR filing only)