Form 10-Q
period 2000-03-25
MUELLER INDUSTRIES INC
filed 2000-05-05
CIK 89439

                                     2000

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 25, 2000    Commission file number 1-6770

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

The number of shares of the Registrant's common stock outstanding as of April 26, 2000, was 34,463,396.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                     For the Period Ended March 25, 2000

                                   INDEX



Part I. Financial Information                                        Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Consolidated Statements of Income
               for the quarters ended March 25, 2000
               and March 27, 1999                                      3

          b.)  Consolidated Balance Sheets
               as of March 25, 2000 and December 25, 1999              4

          c.)  Consolidated Statements of Cash Flows
               for the quarters ended March 25, 2000
               and March 27, 1999                                      6

          d.)  Notes to Consolidated Financial Statements              7


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      8

Part II. Other Information

     Item 6.  Exhibits and Reports on Form 8-K                        11

Signatures                                                            12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                               For the Quarter Ended
                                       March 25, 2000          March 27, 1999
Net sales                                $   302,350             $   287,840

Cost of goods sold                           226,514                 221,740
                                          ----------              ----------
   Gross profit                               75,836                  66,100

Depreciation and amortization                  9,042                   8,990
Selling, general, and
   administrative expense                     24,290                  25,179
                                          ----------              ----------
   Operating income                           42,504                  31,931

Interest expense                              (2,627)                 (2,861)
Other income, net                              2,224                   2,129
                                          ----------              ----------
   Income before income taxes                 42,101                  31,199

Current income tax expense                   (13,721)                 (5,023)
Deferred income tax expense                   (1,814)                 (4,493)
                                          ----------              ----------
   Total income tax expense                  (15,535)                 (9,516)
                                          ----------              ----------

Net income                               $    26,566             $    21,683
                                          ==========              ==========

Weighted average shares
   for basic earnings per share               34,844                  35,833
Effect of dilutive stock options               3,909                   3,782
                                          ----------              ----------
Adjusted weighted average shares
   for diluted earnings per share             38,753                  39,615
                                          ----------              ----------

Basic earnings per share                 $      0.76             $      0.61
                                          ==========              ==========

Diluted earnings per share               $      0.69             $      0.55
                                          ==========              ==========





See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                       March 25, 2000       December 25, 1999
Assets

Current assets:
   Cash and cash equivalents             $   125,575             $   149,454

   Accounts receivable, less allowance
     for doubtful accounts of $4,770 in
     2000 and $5,367 in 1999                 199,087                 167,858

   Inventories:
     Raw material and supplies                24,352                  28,337
     Work-in-process                          16,934                  14,423
     Finished goods                           80,348                  76,884
                                          ----------              ----------
   Total inventories                         121,634                 119,644

   Other current assets                       10,047                   3,790
                                          ----------              ----------
     Total current assets                    456,343                 440,746

Property, plant, and equipment, net          345,230                 347,846
Goodwill, net                                 93,540                  94,530
Other assets                                  20,055                  20,958
                                          ----------              ----------
                                         $   915,168             $   904,080
                                          ==========              ==========





















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                       March 25, 2000       December 25, 1999
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $    25,979             $    31,012
   Accounts payable                           51,414                  49,958
   Accrued wages and other employee costs     24,683                  30,182
   Other current liabilities                  56,603                  41,909
                                          ----------              ----------
     Total current liabilities               158,679                 153,061

Long-term debt                               117,215                 118,858
Pension and postretirement liabilities        12,555                  13,591
Environmental reserves                        11,712                  12,965
Deferred income taxes                         26,089                  24,275
Other noncurrent liabilities                  13,123                  11,546
                                          ----------              ----------
     Total liabilities                       339,373                 334,296
                                          ----------              ----------

Minority interest in subsidiaries                297                     354

Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                   -                       -
   Series A junior participating preferred
     stock - $1.00 par value; shares
     authorized 15,000; none outstanding           -                       -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 34,459,596
     in 2000 and 34,918,646 in 1999              401                     401
   Additional paid-in capital, common        259,568                 259,977
   Retained earnings (Since
     January 1, 1991)                        399,043                 372,477
   Cumulative translation adjustment          (8,535)                 (8,112)
   Treasury common stock, at cost            (74,979)                (55,313)
                                          ----------              ----------
   Total stockholders' equity                575,498                 569,430
                                          ----------              ----------

Commitments and contingencies (Note 2)             -                       -
                                          ----------              ----------
                                         $   915,168             $   904,080
                                          ==========              ==========



See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                               For the Quarter Ended
                                       March 25, 2000          March 27, 1999
Cash flows from operating activities
   Net income                            $    26,566             $    21,683
   Reconciliation of net income to net
    cash provided by operating activities:
     Depreciation and amortization             9,042                   8,990
     Minority interest in subsidiaries,
       net of dividend paid                      (57)                      -
     Deferred income taxes                     1,814                   4,493
     Gain on disposal of properties              (48)                   (110)
     Changes in assets and liabilities:
       Receivables                           (32,223)                (27,264)
       Inventories                            (2,392)                 10,277
       Other assets                           (4,100)                  4,626
       Current liabilities                    11,290                  (2,297)
       Other liabilities                        (481)                 (3,649)
       Other, net                                194                    (216)
                                          ----------              ----------
Net cash provided by operating activities      9,605                  16,533
                                          ----------              ----------
Cash flows from investing activities
   Capital expenditures                       (6,723)                 (7,730)
   Proceeds from sales of properties              80                     175
   Escrowed IRB proceeds                           -                   4,946
                                          ----------              ----------
Net cash used in investing activities         (6,643)                 (2,609)
                                          ----------              ----------
Cash flows from financing activities
   Acquisition of treasury stock             (22,377)                      -
   Proceeds from issuance of long-term debt        -                 125,000
   Repayments of long-term debt               (6,676)                 (7,203)
   Net repayments on lines of credit               -                (122,840)
   Proceeds from the sale of treasury stock    2,302                     470
                                          ----------              ----------
Net cash used in financing activities        (26,751)                 (4,573)
                                          ----------              ----------

Effect of exchange rate changes on cash          (90)                    214
                                          ----------              ----------
(Decrease) increase in cash
   and cash equivalents                      (23,879)                  9,565
Cash and cash equivalents at the
   beginning of the period                   149,454                  80,568
                                          ----------              ----------
Cash and cash equivalents at the
   end of the period                     $   125,575             $    90,133
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

Note 3 - Comprehensive Income

     Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Total comprehensive income was $26,143,000 and $19,173,000 for the quarters ending March 25, 2000, and March 27, 1999, respectively.

Note 4 - Industry Segments

     Summarized segment information is as follows:
(In thousands)
[CAPTION]
                                                 For the Quarter Ended
                                       March 25, 2000          March 27, 1999
[S]                                      [C]                     [C]
Net sales:
   Standard Products Division            $   219,734             $   206,558
   Industrial Products Division               75,369                  75,867
   Other Businesses                            7,385                   5,438
   Elimination of intersegment sales            (138)                    (23)
                                          ----------              ----------
                                         $   302,350             $   287,840
                                          ==========              ==========

Operating income:
   Standard Products Division            $   36,063              $    26,106
   Industrial Products Division               8,321                    8,527
   Other Businesses                           1,618                      564
   Unallocated expenses                      (3,498)                  (3,266)
                                          ---------               ----------
                                         $   42,504              $    31,931
                                          =========               ==========

Note 5 - Subsequent Event

     On April 20, 2000, the Company acquired all of the outstanding shares of Micro Gauge, Inc. and a related business, Microgauge Machining Inc. The acquired businesses are machining suppliers to the Company's Industrial Products Division, as well as other industries, primarily the automotive industry. The combined purchase price for both businesses including the pay-off of outstanding debt was approximately $9.6 million. The transactions will be accounted for as a purchase.

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

     Profitability of certain of the Company's product lines depends upon the "spreads" between the cost of raw material and the selling prices of its completed products. The open market prices for copper cathode and scrap, for example, influence the selling price of copper tubing, a principal product manufactured by the Company. The Company attempts to minimize the effects of fluctuations in material costs by passing through these costs to its customers. Spreads fluctuate based upon competitive market conditions.

Results of Operations

     Net income was $26.6 million, or 69 cents per diluted share, for the first quarter of 2000, which compares with net income of $21.7 million, or 55 cents per diluted share, for the same period of 1999.

     During the first quarter of 2000, the Company's net sales were $302.4 million, which compares to net sales of $287.8 million, or a five percent increase over the same period of 2000. The average price of copper was 29 percent higher in the first quarter of 2000 compared with the first quarter of 1999, which contributed to the increase in net sales. Pounds shipped totaled 193.9 million compared with shipments of 207.9 million in the first quarter of 1999. This decline in volume was due primarily to production interruptions at the Company's copper tube and fittings operations. The Company is pursuing a business interruption insurance claim for the loss of earnings at these operations. At this time, the amount to be recovered from our insurer cannot be determined.

     First quarter operating income increased primarily due to spread improvements in the Standard Products Division. Increased operating income was partially offset by losses at our European operations. Selling, general, and administrative expense decreased primarily due to reduced expenses at businesses acquired in the second half of 1998.

     Interest expense in the first quarter of 2000 totaled $2.6 million, which was $0.3 million less than the first quarter of 1999. The Company capitalized $0.4 million of interest related to capital improvement programs in the first quarter of 1999 while none was capitalized in 2000. Total interest in the first quarter of 2000 decreased due to repayments during 1999 on the Company's lines of credit and scheduled repayments in other long-term debt.

     The Company's effective income tax rate for the first quarter of 2000 was 36.9 percent compared with 30.5 percent for the first quarter of last year. The tax rate increase was due to the Company having recognized the majority of historical tax benefits in prior years.

Liquidity and Capital Resources

     Cash provided by operating activities in the first quarter of 2000 totaled $9.6 million which is primarily attributable to net income, depreciation and amortization, deferred income taxes and increased current liabilities, offset by increased receivables, inventories and other assets.

     During the first quarter of 2000, the Company used $6.6 million for investing activities, consisting primarily of $6.7 million for capital expenditures. The Company also used $26.8 million for financing activities during the quarter, consisting of $22.4 million for acquisition of treasury stock and $6.7 million for repayments of long-term debt, offset by $2.3 million of proceeds from the sale of treasury stock. Existing cash balances and cash from operations were used to fund the first quarter investing and financing activities.

     On October 18, 1999, the Company's Board of Directors authorized the repurchase of up to four million shares of the Company's common stock from time to time over the next year through open market transactions or through privately negotiated transactions. The Company will have no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. The purchases are being funded primarily through existing cash and cash from operations. The Company may hold such shares in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through March 25, 2000, the Company has repurchased approximately 1,156,000 shares under this program.

     The Company has a $100.0 million unsecured line of credit agreement (the Credit Facility) which expires in May 2001, but which may be extended for successive one-year periods by agreement of the parties. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) prime rate less .50 percent, (ii) LIBOR plus .27 percent subject to adjustment, or (iii) Federal Funds Rate plus .65 percent. There are no outstanding borrowings under the Credit Facility. At March 25, 2000, funds available under the Credit Facility was reduced by $5.5 million for outstanding letters of credit. At March 25, 2000, the Company's total debt was $143.2 million or 19.9 percent of its total capitalization.

     The Company's financing obligations contain various covenants which require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. The Company is in compliance with all debt covenants.

     The Company's capital expenditures and/or commitments may total as much as $90 million in 2000 including the projects described below. During the year, we will complete the capital improvement project for approximately $24 million at our Wynne, Arkansas, copper tube mill, which will update the extrusion and drawing equipment employed at the mill. The project, when completed, will significantly improve the mill's conversion costs as well as yield. At our Port Huron, Michigan, brass rod mill, we began installation of a horizontal continuous caster. This investment, totaling approximately $10 million, is expected to be completed near the end of 2000, and will increase our casting capacity, improve yield, and reduce conversion costs.

Approximately $40 million has been authorized for the modernization of the Company's European factories. This investment will upgrade the casting, extrusion, drawing, and finishing processes at our facility in the United Kingdom. The project is expected to be completed near the end of 2001. During the first quarter, the Company received confirmation of Regional Selective Assistance financial support from the Department of Trade and Industry (United Kingdom) of approximately $3.6 million for this project.

     Management believes that cash provided by operations and currently available cash of $125.6 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio remains strong at 2.9 to 1.

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

     (a)     Exhibits

             19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended March 25, 2000. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

     (b) During the quarter ended March 25, 2000, the Registrant filed no Current Reports on Form 8-K.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2000.


                                       MUELLER INDUSTRIES, INC.


                                       /s/ Kent A. McKee
                                       Kent A. McKee
                                       Vice President and
                                       Chief Financial Officer


                                       /s/ Richard W. Corman
                                       Richard W. Corman
                                       Corporate Controller

                            EXHIBIT INDEX

Exhibits       Description


19.1  Mueller Industries, Inc.'s Quarterly Report to
      Stockholders for the quarter ended March 25, 2000.
      Such report is being furnished for the
      information of the Securities and Exchange
      Commission only and is not to be deemed filed as a part of this Quarterly Report on Form 10-Q.

27.1  Financial Data Schedule (EDGAR filing only)