Form 10-Q
period 2000-06-24
MUELLER INDUSTRIES INC
filed 2000-07-24
CIK 89439

                                     2000

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 24, 2000     Commission file number 1-6770

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

The number of shares of the Registrant's common stock outstanding as of July 19, 2000, was 34,468,146.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                     For the Period Ended June 24, 2000

                                   INDEX



Part I. Financial Information                                        Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Consolidated Statements of Income
               for the quarters and six months ended June 24, 2000
               and June 26, 1999                                       3

          b.)  Consolidated Balance Sheets
               as of June 24, 2000 and December 25, 1999               5

          c.)  Consolidated Statements of Cash Flows
               for the six months ended June 24, 2000
               and June 26, 1999                                       7

          d.)  Notes to Consolidated Financial Statements              8


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     10

Part II. Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders     13

     Item 5.  Other Information                                       14

     Item 6.  Exhibits and Reports on Form 8-K                        14

Signatures                                                            16

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                               For the Quarter Ended
                                         June 24, 2000        June 26, 1999
Net sales                                $   328,583             $   293,342

Cost of goods sold                           247,793                 220,340
                                          ----------              ----------
   Gross profit                               80,790                  73,002

Depreciation and amortization                  9,239                   9,348
Selling, general, and
   administrative expense                     24,820                  25,888
                                          ----------              ----------
   Operating income                           46,731                  37,766

Interest expense                              (2,296)                 (3,147)
Other income, net                              2,731                   2,821
                                          ----------              ----------
   Income before income taxes                 47,166                  37,440

Current income tax expense                   (16,145)                 (9,562)
Deferred income tax expense                   (1,259)                 (2,433)
                                          ----------              ----------
   Total income tax expense                  (17,404)                (11,995)
                                          ----------              ----------

Net income                               $    29,762             $    25,445
                                          ==========              ==========

Weighted average shares
   for basic earnings per share               34,464                  35,799
Effect of dilutive stock options               3,855                   4,025
                                          ----------              ----------
Adjusted weighted average shares
   for diluted earnings per share             38,319                  39,824
                                          ----------              ----------

Basic earnings per share                 $      0.86             $      0.71
                                          ==========              ==========

Diluted earnings per share               $      0.78             $      0.64
                                          ==========              ==========





See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                              For the Six Months Ended
                                         June 24, 2000        June 26, 1999
Net sales                                $   630,933             $   581,182

Cost of goods sold                           474,307                 442,080
                                          ----------              ----------
   Gross profit                              156,626                 139,102

Depreciation and amortization                 18,281                  18,338
Selling, general, and
   administrative expense                     49,110                  51,067
                                          ----------              ----------
   Operating income                           89,235                  69,697

Interest expense                              (4,923)                 (6,008)
Other income, net                              4,955                   4,950
                                          ----------              ----------
   Income before income taxes                 89,267                  68,639

Current income tax expense                   (29,866)                (14,585)
Deferred income tax expense                   (3,073)                 (6,926)
                                          ----------              ----------
   Total income tax expense                  (32,939)                (21,511)
                                          ----------              ----------

Net income                               $    56,328             $    47,128
                                          ==========              ==========

Weighted average shares
   for basic earnings per share               34,654                  35,816
Effect of dilutive stock options               3,882                   3,903
                                          ----------              ----------
Adjusted weighted average shares
   for diluted earnings per share             38,536                  39,719
                                          ----------              ----------

Basic earnings per share                 $      1.63             $      1.32
                                          ==========              ==========

Diluted earnings per share               $      1.46             $      1.19
                                          ==========              ==========







See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                         June 24, 2000     December 25, 1999
Assets

Current assets:
   Cash and cash equivalents             $   136,985             $   149,454

   Accounts receivable, less allowance
     for doubtful accounts of $5,021 in
     2000 and $5,367 in 1999                 198,375                 167,858

   Inventories:
     Raw material and supplies                30,213                  28,337
     Work-in-process                          19,948                  14,423
     Finished goods                           80,063                  76,884
                                          ----------              ----------
   Total inventories                         130,224                 119,644

   Current deferred income taxes               1,327                       -
   Other current assets                        9,387                   3,790
                                          ----------              ----------
     Total current assets                    476,298                 440,746

Property, plant, and equipment, net          350,435                 347,846
Goodwill, net                                 99,925                  94,530
Other assets                                  19,409                  20,958
                                          ----------              ----------
                                         $   946,067             $   904,080
                                          ==========              ==========




















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                         June 24, 2000     December 25, 1999
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $    25,302             $    31,012
   Accounts payable                           49,343                  49,958
   Accrued wages and other employee costs     27,387                  30,182
   Other current liabilities                  59,554                  41,909
                                          ----------              ----------
     Total current liabilities               161,586                 153,061

Long-term debt                               112,220                 118,858
Pension and postretirement liabilities        13,571                  13,591
Environmental reserves                        10,437                  12,965
Deferred income taxes                         29,356                  24,275
Other noncurrent liabilities                  15,046                  11,546
                                          ----------              ----------
     Total liabilities                       342,216                 334,296
                                          ----------              ----------

Minority interest in subsidiaries                297                     354

Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                   -                       -
   Series A junior participating preferred
     stock - $1.00 par value; shares
     authorized 15,000; none outstanding           -                       -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 34,468,896
     in 2000 and 34,918,646 in 1999              401                     401
   Additional paid-in capital, common        260,989                 259,977
   Retained earnings (Since
     January 1, 1991)                        428,805                 372,477
   Cumulative translation adjustment         (11,732)                 (8,112)
   Treasury common stock, at cost            (74,909)                (55,313)
                                          ----------              ----------
   Total stockholders' equity                603,554                 569,430

Commitments and contingencies (Note 2)             -                       -
                                          ----------              ----------
                                         $   946,067             $   904,080
                                          ==========              ==========




See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                               For the Six Months Ended
                                         June 24, 2000        June 26, 1999
Cash flows from operating activities
   Net income                            $    56,328             $    47,128
   Reconciliation of net income to net
    cash provided by operating activities:
     Depreciation and amortization            18,281                  18,338
     Minority interest in subsidiaries           (57)                      -
     Deferred income taxes                     3,073                   6,926
     Gain on disposal of properties               (9)                 (1,535)
     Changes in assets and liabilities:
       Receivables                           (30,382)                (19,688)
       Inventories                           (11,613)                 16,374
       Other assets                           (3,049)                    623
       Current liabilities                    13,021                  13,321
       Other liabilities                       1,386                  (1,895)
       Other, net                                (25)                    179
                                          ----------              ----------
Net cash provided by operating activities     46,954                  79,771
                                          ----------              ----------
Cash flows from investing activities
   Capital expenditures                      (18,893)                (20,647)
   Businesses acquired                        (9,072)                      -
   Proceeds from sales of properties             208                   3,934
   Escrowed IRB proceeds                           -                   6,024
                                          ----------              ----------
Net cash used in investing activities        (27,757)                (10,689)
                                          ----------              ----------
Cash flows from financing activities
   Acquisition of treasury stock             (22,377)                 (1,339)
   Repayments of long-term debt              (12,348)                (11,618)
   Proceeds from stock options exercised
      including related tax benefits           3,793                     603
   Proceeds from issuance of long-term debt        -                 125,000
   Repayments on line of credit, net               -                (130,975)
                                          ----------              ----------
Net cash used in financing activities        (30,932)                (18,329)
                                          ----------              ----------
Effect of exchange rate changes on cash         (734)                    395
                                          ----------              ----------
(Decrease) increase in cash
   and cash equivalents                      (12,469)                 51,148
Cash and cash equivalents at the
   beginning of the period                   149,454                  80,568
                                          ----------              ----------
Cash and cash equivalents at the
   end of the period                     $   136,985             $   131,716
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


Note 3 - Comprehensive Income

     Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Total comprehensive income was $26,565,000 and $24,362,000 for the quarters ending June 24, 2000, and June 26, 1999, respectively and was $52,708,000 and $43,535,000 for the six-
month periods ending June 24, 2000, and June 26, 1999, respectively.

Note 4 - Industry Segments

     Summarized segment information is as follows:
(In thousands)
[CAPTION]
                                                 For the Quarter Ended
                                         June 24, 2000        June 26, 1999
[S]                                      [C]                     [C]
Net sales:
   Standard Products Division            $   241,737             $   214,373
   Industrial Products Division               81,168                  74,921
   Other Businesses                            6,722                   5,125
   Elimination of intersegment sales          (1,044)                 (1,077)
                                          ----------              ----------
                                         $   328,583             $   293,342
                                          ==========              ==========


Operating income:
   Standard Products Division            $    39,499             $    32,072
   Industrial Products Division                9,768                   6,659
   Other Businesses                            1,245                     921
   Unallocated expenses                       (3,781)                 (1,886)
                                          ----------              ----------
                                         $    46,731             $    37,766
                                          ==========              ==========

[CAPTION]
                                               For the Six Months Ended
                                         June 24, 2000        June 26, 1999
[S]                                      [C]                     [C]
Net sales:
   Standard Products Division            $   461,471             $   420,931
   Industrial Products Division              156,537                 150,788
   Other Businesses                           14,107                  10,563
   Elimination of intersegment sales          (1,182)                 (1,100)
                                          ----------              ----------
                                         $   630,933             $   581,182
                                          ==========              ==========


Operating income:
   Standard Products Division            $    75,562             $    59,758
   Industrial Products Division               18,089                  15,895
   Other Businesses                            2,863                   1,485
   Unallocated expenses                       (7,279)                 (7,441)
                                          ----------              ----------
                                         $    89,235             $    69,697
                                          ==========              ==========

Note 5 - Acquisitions

     During the quarter, Mueller acquired Micro Gauge, Inc. and a related business, Microgauge Machining Inc., for approximately $9.1 million. These acquisitions bring to our Industrial Products Division specialized machining capabilities, which were previously outsourced to Micro Gauge. Subsequent to the end of the fiscal quarter, the Company also acquired Propipe Technologies, Inc., a fabricator of gas train manifold systems, for approximately $6.0 million. These acquired businesses have annualized sales of approximately $30 million, a portion of which were to Mueller. The transactions will be accounted for as purchases.


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


Results of Operations

     Net income was $29.8 million, or 78 cents per diluted share, for the second quarter of 2000, compared with net income of $25.4 million, or 64 cents per diluted share, for the same period of 1999. Year-to-date, net income was $56.3 million, or $1.46 per diluted share, compared with net income of $47.1 million, or $1.19 per diluted share, for 1999.

     During the second quarter of 2000, the Company's net sales were $328.6 million, which compares with net sales of $293.3 million, or a 12 percent increase over the same period of 1999. Net sales were $630.9 million in the first half of 2000 compared with $581.2 million in 1999. The average price of copper was approximately 22 percent higher in the first half of 2000 compared with the same period of 1999, which contributed to the increase in net sales. During the second quarter of 2000, the Company's manufacturing businesses shipped 215.7 million pounds of product compared to 211.1 million pounds in the same quarter of 1999. The Company shipped
409.6 million pounds of product in the first half of 2000 compared with
419.0 million in the same period of 1999. This decline in volume was due primarily to production interruptions at the Company's copper tube and fittings operations during the first quarter of 2000. The Company is pursuing a business interruption insurance claim for this loss of earnings. At this time, the amount to be recovered from our insurer cannot be determined.

     Second quarter and first half operating income increased primarily due to spread improvements in the Standard Products Division. Increased operating income was partially offset by losses at our European operations. Second quarter operations include a charge of $2.1 million for expected severance and termination costs associated with our European modernization program. Selling, general, and administrative expense for the second quarter and first half of 2000 decreased slightly primarily due to reduced expenses at businesses acquired in the second half of 1998. Depreciation and amortization in 2000 is level with 1999.

     Interest expense for the second quarter of 2000 totaled $2.3 million compared to $3.1 million in the same quarter of 1999. For the first six months of 2000, interest expense was $4.9 million compared to $6.0 million for the same period of 1999. The Company capitalized $0.4 million of interest related to capital improvement programs in the first half of 2000 and 1999. Total interest in the first half of 2000 decreased due to scheduled repayments of long-term debt.

     The Company's effective income tax rate for the first half of 2000 was
36.9 percent compared with 31.3 percent for the first half of last year. The tax rate increase was due to the Company having recognized the majority of historical tax benefits in prior years.

Liquidity and Capital Resources

     Cash provided by operating activities during the first half of 2000 totaled $47.0 million which is primarily attributable to net income and depreciation and amortization, partially offset by components of working capital. During the first half of 2000, the Company used $27.8 million in investing activities, consisting primarily of $18.9 million in capital expenditures and $9.1 for business acquisitions. The Company also used $30.9 million for financing activities during the six-month period, consisting of $22.4 million for acquisition of treasury stock and $12.3 million for repayments of long-term debt, offset by $3.8 million of proceeds from the exercise of stock options including the related tax benefits. The tax benefit associated with the exercise of these options, which reduced taxes payable by $1.4 million, was credited directly as an addition to additional paid-in capital. Existing cash balances and cash from operations were used to fund the investing and financing activities.

     On October 18, 1999, the Company's Board of Directors authorized the repurchase of up to four million shares of the Company's common stock from time to time over the next year through open market transactions or through privately negotiated transactions. The Company will have no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. The purchases are being funded primarily through existing cash and cash from operations. The Company may hold such shares in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through June 24, 2000, the Company has repurchased approximately 1,156,000 shares under this program.

     The Company has a $100.0 million unsecured line-of-credit agreement (the Credit Facility) which expires in May 2001, but which may be extended for successive one-year periods by agreement of the parties. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) prime rate less .50 percent, (ii) LIBOR plus .27 percent subject to adjustment, or (iii) Federal Funds Rate plus .65 percent. There are no outstanding borrowings under the Credit Facility. At June 24, 2000, funds available under the Credit Facility were reduced by $7.5 million for outstanding letters of credit. At June 24, 2000, the Company's total debt was $137.5 million or 18.6 percent of its total capitalization.

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

     Approximately $40 million has been authorized for the modernization of the Company's European factories. This investment will upgrade the casting, extrusion, drawing, and finishing processes at our facility in the United Kingdom. The project is expected to be completed near the end of 2001. During the first quarter, the Company received confirmation of Regional Selective Assistance financial support from the Department of Trade and Industry (United Kingdom) of approximately $3.6 million for this project. During the second quarter, the Company negotiated commitments and/or signed letters of intent with the primary vendors of equipment and services for the majority of the project.

     Management believes that cash provided by operations and currently available cash of $137.0 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio remains strong at 2.9 to 1.


Part II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


     On May 12, 2000, the Company held its Annual Meeting of Stockholders at which two proposals were voted upon: (i) election of directors; and
(ii) the approval of the appointment of auditors. The following persons were duly elected to serve, subject to the Company's Bylaws, as Directors of the Company until the next Annual Meeting, or until election and qualification of their successors:


                                   Votes in Favor       Votes Withheld

     Robert B. Hodes                 30,032,257              550,248
     Harvey L. Karp                  30,116,576              465,929
     G. E. Manolovici                30,175,583              406,922
     William D. O'Hagan              30,176,933              405,572
     Robert J. Pasquarelli           30,176,403              406,102


     The proposal to approve the appointment of Ernst & Young LLP as the Company's auditors was ratified by 30,467,876 votes in favor, 57,527 votes against, and 59,432 votes abstaining.

     There were no broker non-votes pertaining to these proposals.

Item 5.  Other Information

     On June 30, 2000, Robert J. Pasquarelli resigned as a Director of the Company. Mr. Pasquarelli's resignation coincided with his appointment as the Company's Vice President and General Manager-European Operations. He will be responsible for the implementation of the Company's capital improvement program in Europe as well as day-to-day operations.

     Gary S. Gladstein was appointed to the Board of Directors to succeed Mr. Pasquarelli. Mr. Gladstein, age 55, previously served on the Company's Board from 1990 to 1994. He was Chief Operating Officer of Soros Fund Management (SFM) from 1985 until his retirement at the end of 1999 and is currently a Senior Consultant at SFM. Mr. Gladstein is a CPA and holds an MBA from Columbia University.

     The following discussion updates the disclosure in Item 1, Business, in the Company's Annual Report on Form 10-K, for the year ended December 25, 1999.


Environmental Matters

     2.     U.S.S. Lead

     In the process of remediating at its East Chicago, Indiana site, U.S.S. Lead Refinery, Inc. (Lead Refinery) identified suspected petroleum contamination on site. As a result, Lead Refinery installed a slurry wall around its Corrective Action Management Unit (CAMU) and initiated characterization of areas suspected to have petroleum contamination. Lead Refinery submitted plans to the EPA and the Indiana Department of Environmental Management to address this contamination and earlier this year received approval to begin addressing the contamination.


Item 6.     Exhibits and Reports on Form 8-K

          (a) Exhibits

              10.1 Amendment to Amended and Restated Employment Agreement, effective May 12, 2000, by and between Mueller Industries, Inc. and William D. O'Hagan.

              10.2 Employment and Non-Compete Agreement, dated May 17, 2000, between Mueller Industries, Inc. and William H. Hensley.

              19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended June 24, 2000. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

          (b) During the quarter ended June 24, 2000, the Registrant filed no Current Reports on Form 8-K.


Items 1, 2, and 3 are not applicable and have been omitted.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 24, 2000.


                                   MUELLER INDUSTRIES, INC.


                                   /s/ Kent A. McKee
                                   Kent A. McKee
                                   Vice President and Chief Financial Officer


                                   /s/ Richard W. Corman
                                   Richard W. Corman
                                   Corporate Controller

                            EXHIBIT INDEX

Exhibits       Description                                              Page


10.1 Amendment to Amended and Restated Employment Agreement, effective May 12, 2000, by and between Mueller Industries, Inc. and William D. O'Hagan.

10.2 Employment and Non-Compete Agreement, dated May 17, 2000, between Mueller Industries, Inc. and William H. Hensley.

19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended June 24, 2000. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

27.1  Financial Data Schedule (EDGAR filing only)