Form 10-Q
period 2000-09-23
MUELLER INDUSTRIES INC
filed 2000-11-06
CIK 89439

                                     2000

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 23, 2000  Commission file number 1-6770

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

The number of shares of the Registrant's common stock outstanding as of October 31, 2000, was 33,411,935.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                  For the Period Ended September 23, 2000

                                   INDEX



Part I. Financial Information                                        Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Consolidated Statements of Income
               for the quarters and nine months ended
               September 23, 2000 and September 25, 1999               3

          b.)  Consolidated Balance Sheets
               as of September 23, 2000 and December 25, 1999          5

          c.)  Consolidated Statements of Cash Flows
               for the nine months ended September 23, 2000
               and September 25, 1999                                  7

          d.)  Notes to Consolidated Financial Statements              9


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     11

Part II. Other Information

     Item 5.  Other Information                                       14

     Item 6.  Exhibits and Reports on Form 8-K                        15

Signatures                                                            16

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                               For the Quarter Ended
                                    September 23, 2000      September 25, 1999
Net sales                                $   295,979             $   287,880

Cost of goods sold                           234,063                 216,341
                                          ----------              ----------
   Gross profit                               61,916                  71,539

Depreciation and amortization                  9,238                   9,268
Selling, general, and
   administrative expense                     22,437                  23,162
                                          ----------              ----------
   Operating income                           30,241                  39,109

Interest expense                              (2,207)                 (3,078)
Other income, net                              2,554                   2,143
                                          ----------              ----------
   Income before income taxes                 30,588                  38,174

Current income tax expense                    (8,739)                   (602)
Deferred income tax expense                   (2,542)                (11,232)
                                          ----------              ----------
   Total income tax expense                  (11,281)                (11,834)
                                          ----------              ----------

Net income                               $    19,307             $    26,340
                                          ==========              ==========

Weighted average shares
   for basic earnings per share               34,439                  35,683
Effect of dilutive stock options               3,836                   4,131
                                          ----------              ----------
Adjusted weighted average shares
   for diluted earnings per share             38,275                  39,814
                                          ----------              ----------

Basic earnings per share                 $      0.56             $      0.74
                                          ==========              ==========

Diluted earnings per share               $      0.50             $      0.66
                                          ==========              ==========





See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                              For the Nine Months Ended
                                    September 23, 2000      September 25, 1999
Net sales                                $   926,912             $   869,062

Cost of goods sold                           708,370                 658,421
                                          ----------              ----------
   Gross profit                              218,542                 210,641

Depreciation and amortization                 27,519                  27,606
Selling, general, and
   administrative expense                     71,547                  74,229
                                          ----------              ----------
   Operating income                          119,476                 108,806

Interest expense                              (7,130)                 (9,086)
Other income, net                              7,509                   7,093
                                          ----------              ----------
   Income before income taxes                119,855                 106,813

Current income tax expense                   (38,605)                (15,187)
Deferred income tax expense                   (5,615)                (18,158)
                                          ----------              ----------
   Total income tax expense                  (44,220)                (33,345)
                                          ----------              ----------

Net income                               $    75,635             $    73,468
                                          ==========              ==========

Weighted average shares
   for basic earnings per share               34,582                  35,772
Effect of dilutive stock options               3,867                   3,979
                                          ----------              ----------
Adjusted weighted average shares
   for diluted earnings per share             38,449                  39,751
                                          ----------              ----------

Basic earnings per share                 $      2.19             $      2.05
                                          ==========              ==========

Diluted earnings per share               $      1.97             $      1.85
                                          ==========              ==========







See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                    September 23, 2000     December 25, 1999
Assets

Current assets:
   Cash and cash equivalents             $   135,144             $   149,454

   Accounts receivable, less allowance
     for doubtful accounts of $5,165 in
     2000 and $5,367 in 1999                 184,110                 167,858

   Inventories:
     Raw material and supplies                25,772                  28,337
     Work-in-process                          21,669                  14,423
     Finished goods                           77,642                  76,884
                                          ----------              ----------
   Total inventories                         125,083                 119,644

   Current deferred income taxes                 387                       -
   Other current assets                       11,353                   3,790
                                          ----------              ----------
     Total current assets                    456,077                 440,746

Property, plant, and equipment, net          361,059                 347,846
Goodwill, net                                103,362                  94,530
Other assets                                  19,112                  20,958
                                          ----------              ----------
                                         $   939,610             $   904,080
                                          ==========              ==========




















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                    September 23, 2000     December 25, 1999
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $    23,994             $    31,012
   Accounts payable                           50,067                  49,958
   Accrued wages and other employee costs     27,354                  30,182
   Other current liabilities                  45,182                  41,909
                                          ----------              ----------
     Total current liabilities               146,597                 153,061

Long-term debt                               107,401                 118,858
Pension and postretirement liabilities        13,924                  13,591
Environmental reserves                         8,453                  12,965
Deferred income taxes                         30,958                  24,275
Other noncurrent liabilities                  14,916                  11,546
                                          ----------              ----------
     Total liabilities                       322,249                 334,296
                                          ----------              ----------

Minority interest in subsidiaries                297                     354

Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                   -                       -
   Series A junior participating preferred
     stock - $1.00 par value; shares
     authorized 15,000; none outstanding           -                       -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 34,381,435
     in 2000 and 34,918,646 in 1999              401                     401
   Additional paid-in capital, common        261,082                 259,977
   Retained earnings (Since
     January 1, 1991)                        448,112                 372,477
   Cumulative translation adjustment         (15,228)                 (8,112)
   Treasury common stock, at cost            (77,303)                (55,313)
                                          ----------              ----------
   Total stockholders' equity                617,064                 569,430

Commitments and contingencies (Note 2)             -                       -
                                          ----------              ----------
                                         $   939,610             $   904,080
                                          ==========              ==========




See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                              For the Nine Months Ended
                                    September 23, 2000      September 25, 1999
Cash flows from operating activities
   Net income                            $    75,635             $    73,468
   Reconciliation of net income to net
    cash provided by operating activities:
     Depreciation and amortization            27,519                  27,606
     Minority interest in subsidiaries           (57)                      -
     Deferred income taxes                     5,615                  18,158
     Gain on disposal of properties               (4)                 (1,574)
     Income tax benefit from exercise
       of stock options                        1,402                       -
     Changes in assets and liabilities:
       Receivables                           (16,371)                (16,746)
       Inventories                            (6,125)                 21,975
       Other assets                           (5,570)                  1,304
       Current liabilities                    (1,425)                 20,244
       Other liabilities                         (55)                 (3,061)
       Other, net                                184                    (343)
                                          ----------              ----------

Net cash provided by operating activities     80,748                 141,031
                                          ----------              ----------

Cash flows from investing activities
   Capital expenditures                      (38,349)                (26,742)
   Businesses acquired                       (15,245)                      -
   Proceeds from sales of properties             222                   4,887
   Escrowed IRB proceeds                           -                   6,022
                                          ----------              ----------

Net cash used in investing activities        (53,372)                (15,833)
                                          ----------              ----------

Cash flows from financing activities
   Acquisition of treasury stock             (24,878)                (15,915)
   Repayments of long-term debt              (18,475)                (19,560)
   Proceeds from stock options exercised       2,591                     812
   Proceeds from issuance of long-term debt        -                 125,000
   Repayments on line of credit, net               -                (139,840)
                                          ----------              ----------

Net cash used in financing activities        (40,762)                (49,503)
                                          ----------              ----------

Effect of exchange rate changes on cash         (924)                    356
                                          ----------              ----------



MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(In thousands)
                                               For the Nine Months Ended
                                    September 23, 2000   September 25, 1999

(Decrease) increase in cash
   and cash equivalents                      (14,310)                 76,051

Cash and cash equivalents at the
   beginning of the period                   149,454                  80,568
                                          ----------              ----------

Cash and cash equivalents at the
   end of the period                     $   135,144             $   156,619
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


Note 3 - Comprehensive Income

     Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Total comprehensive income was $15,811,000 and $27,477,000 for the quarters ending September 23, 2000, and September 25, 1999, respectively and was $68,519,000 and $71,012,000 for the nine-month periods ending September 23, 2000, and September 25, 1999, respectively.

Note 4 - Industry Segments

     Summarized segment information is as follows:
(In thousands)
[CAPTION]
                                               For the Quarter Ended
                                    September 23, 2000      September 25, 1999
[S]                                      [C]                     [C]
Net sales:
   Standard Products Division            $   219,460             $   213,163
   Industrial Products Division               71,579                  68,895
   Other Businesses                            5,833                   6,455
   Elimination of intersegment sales            (893)                   (633)
                                          ----------              ----------
                                         $   295,979             $   287,880
                                          ==========              ==========


Operating income:
   Standard Products Division            $    26,612             $    33,575
   Industrial Products Division                5,334                   6,765
   Other Businesses                              725                   1,956
   Unallocated expenses                       (2,430)                 (3,187)
                                          ----------              ----------
                                         $    30,241             $    39,109
                                          ==========              ==========

[CAPTION]
                                              For the Nine Months Ended
                                    September 23, 2000      September 25, 1999
[S]                                      [C]                     [C]
Net sales:
   Standard Products Division            $   680,931             $   634,094
   Industrial Products Division              228,116                 219,683
   Other Businesses                           19,940                  17,018
   Elimination of intersegment sales          (2,075)                 (1,733)
                                          ----------              ----------
                                         $   926,912             $   869,062
                                          ==========              ==========


Operating income:
   Standard Products Division            $   102,174             $    94,400
   Industrial Products Division               23,423                  23,740
   Other Businesses                            3,588                   3,441
   Unallocated expenses                       (9,709)                (12,775)
                                          ----------              ----------
                                         $   119,476             $   108,806
                                          ==========              ==========

Note 5 - Acquisitions

     During 2000, Mueller acquired Micro Gauge, Inc. and a related business, Microgauge Machining Inc., for approximately $9.1 million. These acquisitions bring to our Industrial Products Division specialized machining capabilities, which were previously outsourced to Micro Gauge. The Company also acquired Propipe Technologies, Inc., a fabricator of gas train manifold systems, for approximately $6.1 million. These acquired businesses have annualized sales of approximately $30 million, a portion of which were to Mueller. The transactions were accounted for as purchases.


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


Results of Operations

     Net income was $19.3 million, or 50 cents per diluted share, for the third quarter of 2000, compared with net income of $26.3 million, or 66 cents per diluted share, for the same period of 1999. Year-to-date, net income was $75.6 million, or $1.97 per diluted share, compared with net income of $73.5 million, or $1.85 per diluted share, for 1999.

     During the third quarter of 2000, the Company's net sales were $296.0 million, which compares with net sales of $287.9 million, or a 2.8 percent increase over the same period of 1999. Net sales were $926.9 million in the first nine months of 2000 compared with $869.1 million in 1999. The average price of copper was approximately 18 percent higher in the first nine months of 2000 compared with the same period of 1999, which contributed to the increase in net sales. During the third quarter of 2000, the Company's manufacturing businesses shipped 193.2 million pounds of product compared to 196.0 million pounds in the same quarter of 1999. The Company shipped 602.8 million pounds of product in the first nine months of 2000 compared with 615.0 million in the same period of 1999.

     Third quarter operating income decreased primarily due to increases in raw material costs that were not recovered in the selling price of the Company's products. Year-to date, operating income has increased due to spread improvements during the first half of 2000, partially offset by the third quarter raw material cost increases. Operating income was partially offset by losses at our European operations. Selling, general, and administrative expense for the third quarter was slightly below the same period of last year. For the first nine months of 2000, selling, general, and administrative expense decreased $2.7 million, primarily due to reduced expenses at businesses acquired in the second half of 1998. Depreciation and amortization in 2000 is level with 1999.

     Interest expense for the third quarter of 2000 totaled $2.2 million compared to $3.1 million in the same quarter of 1999. For the first nine months of 2000, interest expense was $7.1 million compared to $9.1 million for the same period of 1999. The Company capitalized $0.9 million of interest related to capital improvement programs in the first nine months of 2000 and capitalized $0.4 million during the same period of 1999.
Total interest in the first nine months of 2000 decreased due to scheduled repayments of long-term debt.

     The Company's effective income tax rate for the first nine months of 2000 was 36.9 percent compared with 31.2 percent for the first nine months of last year. The tax rate increase was due to the Company having recognized the majority of historical tax benefits in prior years.

Liquidity and Capital Resources

     Cash provided by operating activities during the first nine months of 2000 totaled $80.7 million which is primarily attributable to net income and depreciation and amortization, partially offset by components of working capital. During the first nine months of 2000, the Company used $53.4 million in investing activities, consisting primarily of $38.3 million in capital expenditures and $15.2 for business acquisitions. The Company also used $40.8 million for financing activities during the nine-month period, consisting of $24.9 million for acquisition of treasury stock and $18.5 million for repayments of long-term debt, offset by $2.6 million of proceeds from the sale of treasury stock. Existing cash balances and cash from operations were used to fund the investing and financing activities.

     On October 18, 1999, the Company's Board of Directors authorized the repurchase of up to four million shares of the Company's common stock from time to time over the next year through open market transactions or through privately negotiated transactions. The Company will have no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. The purchases are being funded primarily through existing cash and cash from operations.
The Company may hold such shares in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through September 23, 2000, the Company has repurchased approximately 1,253,000 shares under this program. Subsequent to the end of the third quarter, the Company's Board of Directors expanded and extended this authorization to purchase a total of 10 million shares through October 2001.

     The Company has a $100.0 million unsecured line-of-credit agreement (the Credit Facility) which expires in May 2001, but which may be extended for successive one-year periods by agreement of the parties. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) prime rate less .50 percent, (ii) LIBOR plus .27 percent subject to adjustment, or (iii) Federal Funds Rate plus .65 percent. There are no outstanding borrowings under the Credit Facility. At September 23, 2000, funds available under the Credit Facility were reduced by $7.3 million for outstanding letters of credit. At September 23, 2000, the Company's total debt was $131.4 million or 17.6 percent of its total capitalization.

     The Company's financing obligations contain various covenants which require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. The Company is in compliance with all debt covenants.

     During the year, the Company completed the installation of equipment and systems specified in the modernization project for approximately $24 million at the Wynne, Arkansas, copper tube mill. When transition to this new equipment is complete, the mill's conversion costs as well as yield should significantly improve. At the Port Huron, Michigan, brass rod mill, the Company began installation of a horizontal continuous caster. This investment, totaling approximately $10 million, is expected to be completed near the end of 2000, and should increase our casting capacity, improve yield, and reduce conversion costs.

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

     Management believes that cash provided by operations and currently available cash of $135.1 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio remains strong at 3.1 to 1.

     During 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of a derivative would be accounted for depending on the use of a derivative and whether it qualifies for hedge accounting. The Company will adopt SFAS No. 133 (as amended by SFAS No. 138) at the beginning of fiscal year 2001. Because of the Company's minimal historical use of derivatives, management anticipates that the adoption of SFAS No. 133 will not have a significant effect on earnings or on the financial position of the Company.


Part II.  OTHER INFORMATION


Item 5.  Other Information

     The following discussion updates the disclosure in Item 1, Business, in the Company's Annual Report on Form 10-K, for the year ended December 25, 1999.

Environmental Matters

     1.     Mammoth Mine Site

     In furtherance of remedial activities to reduce or prevent discharge of acid mine drainage at certain inactive mines owned by MRRC in Shasta County, California, MRRC completed and submitted in July, 2000 a use attainability analysis which is under review by the California Regional Water Quality Control Board. Remedial activities continue and the extent of further remediation depends on the effectiveness of MRRC's remedial options in reducing acid rock drainage.

Item 6.     Exhibits and Reports on Form 8-K

          (a)   Exhibits

                10.1 Mueller Industries, Inc. 1998 Stock Option Plan (Amended and Restated as of June 30, 2000)

                19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended September 23, 2000. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

          (b)   During the quarter ended September 23, 2000, the
                Registrant filed no Current Reports on Form 8-K.


Items 1, 2, 3, and 4 are not applicable and have been omitted.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2000.


                                   MUELLER INDUSTRIES, INC.


                                   /s/ Kent A. McKee
                                   Kent A. McKee
                                   Vice President and Chief Financial Officer


                                   /s/ Richard W. Corman
                                   Richard W. Corman
                                   Corporate Controller

                            EXHIBIT INDEX

Exhibits       Description                                              Page


10.1  Mueller Industries, Inc. 1998 Stock Option Plan
      (Amended and Restated as of June 30, 2000)

19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended September 23, 2000. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

27.1  Financial Data Schedule (EDGAR filing only)