Form 10-K
period 2000-12-30
MUELLER INDUSTRIES INC
filed 2001-03-26
CIK 89439

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2000      Commission file number 1-6770

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_X_]

The number of shares of the Registrant's common stock outstanding as of March 13, 2001 was 33,374,361, excluding 6,733,441 treasury shares. The aggregate market value of the 32,917,873 shares of common stock held by non-affiliates of the Registrant was $967,456,287 at March 13, 2001 (based on the closing price on the consolidated transaction reporting system on that date).

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into this
Report: (1) Registrant's Annual Report to Stockholders for the year ended December 30, 2000 (Part I and II); Registrant's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, scheduled to be mailed on or about March 23, 2001 (Part III).

                          MUELLER INDUSTRIES, INC.


As used in this report, the terms "Company", "Mueller" and "Registrant" mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.


                              TABLE OF CONTENTS


                                                                   Page

Part I
     Item 1.     Business                                            3
     Item 2.     Properties                                          9
     Item 3.     Legal Proceedings                                  11
     Item 4.     Submission of Matters to a Vote of
                  Security Holders                                  11


Part II
     Item 5.     Market for the Registrant's Common Stock
                  and Related Stockholder Matters                   11
     Item 6.     Selected Financial Data                            11
     Item 7.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations     12
     Item 7A.    Quantitative and Qualitative Disclosures
                  About Market Risk                                 12
     Item 8.     Financial Statements and Supplementary Data        12
     Item 9.     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure            12


Part III
     Item 10.    Directors and Executive Officers of
                  the Registrant                                    12
     Item 11.    Executive Compensation                             12
     Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management                             12
     Item 13.    Certain Relationships and Related Transactions     13


Part IV
     Item 14.    Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                               13


Signatures                                                          16

                                    PART I

ITEM 1.     BUSINESS

Introduction

     The Company is a leading manufacturer of copper, brass, plastic, and aluminum products. The range of these products is broad: copper tube and fittings; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic fittings and valves; refrigeration valves and fittings; and fabricated tubular products. Mueller's plants are located throughout the United States, and in Canada, France, and Great Britain. The Company also owns a short line railroad in Utah.

     The Company's businesses are managed and organized into three segments: (i) Standard Products Division ("SPD"); (ii) Industrial Products Division ("IPD"); and (iii) Other Businesses. SPD manufactures and sells copper tube, copper and plastic fittings, and valves. Outside of the United States, SPD manufactures copper tube in Europe and copper fittings in Canada. SPD sells these products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, and to distributors to the manufactured housing and recreational vehicle industries. IPD manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. IPD sells its products primarily to original equipment manufacturers ("OEMs"), many of which are in the HVAC, plumbing, and refrigeration markets. Other Businesses include Utah Railway Company and other natural resource properties and interests. SPD and IPD account for more than 98 percent of consolidated net sales and more than 86 percent of consolidated total assets. The majority of the Company's manufacturing facilities operated at high levels during 2000, 1999, and 1998.

     Information concerning segments appears under "Note 13 - Industry Segments" in the Notes to Consolidated Financial Statements in Mueller's Annual Report to Stockholders for the year ended December 30, 2000. Such information is incorporated herein by reference.

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

     SPD markets primarily through its own sales and distribution organization, which maintains sales offices and distribution centers throughout the United States and in Canada, Mexico, Great Britain, and France. Additionally, products are sold and marketed through a network of agents, which, when combined with the Company's sales organization, provide the Company broad geographic market representation.

     The businesses in which SPD is engaged are highly competitive. The principal methods of competition for Mueller's products are customer service, availability, and price. The total amount of order backlog for SPD as of December 30, 2000 was not significant.

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

Industrial Products Division

     Mueller's Industrial Products Division includes brass rod, nonferrous forgings, and impact extrusions that are sold primarily to OEMs in the plumbing, refrigeration, fluid power, and automotive industries, as well as to other manufacturers and distributors. The Port Huron, Michigan mill extrudes brass, bronze, and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter. These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, and electrical conductivity. IPD also manufactures brass and aluminum forgings which are used in a wide variety of end products, including automotive components, brass fittings, industrial machinery, valve bodies, gear blanks, and computer hardware. The Company also serves the automotive, military ordnance, aerospace, and general manufacturing industries with cold-formed aluminum and copper impact extrusions. Typical applications for impacts are high strength ordnance, high-conductivity electrical components, builders' hardware, hydraulic systems, automotive parts, and other uses where toughness must be combined with varying complexities of design and finish. Other products include valves and custom OEM products for refrigeration and air-conditioning applications, and shaped and formed tube, produced to tight tolerances, for baseboard heating, appliances, medical instruments, etc. The total amount of order backlog for IPD as of December 30, 2000 was not significant.

     During 2000, the Company completed two acquisitions: (i) Micro Gauge, Inc. and a related business, Microgauge Machining, Inc., a specialized machining operation and (ii) Propipe Technologies, Inc., a fabricator of gas train manifold systems.

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

     IPD primarily sells directly to OEM customers. Competitors, primarily in the brass rod market, include Cerro Metal Products Company, Inc., Chase Industries, Inc., Extruded Metals Inc., and others both domestic and foreign. Outside of North America, IPD sells products through various channels.

Other Businesses

     Mueller, through its subsidiary Arava Natural Resources Company, Inc. ("Arava"), is engaged in the operation of a short line railroad in Utah. It also owns interests in other natural resource properties.

     Short Line Railroad

     Utah Railway Company ("Utah Railway"), a wholly-owned subsidiary of Arava, operates on approximately 100 miles of railroad track in Utah. Utah Railway serves four major customers pursuant to long-term contracts which account for more than 75 percent of coal tonnage hauled. Utah Railway transports coal to an interchange point at Provo, Utah. Although annual tonnage may vary significantly due to fluctuations in the production from the coal mines on the Utah Railway's lines and the demand for export coal, in recent years, annual tonnage has ranged between four and six million tons. From Provo, Utah, the coal is transported by connecting railroads to various customers including electric utilities, cement plants, west coast export facilities and others at destinations throughout the West.

     In late 1998, there was a fire at one of the coal mines served by Utah Railway. The mine reopened in late 1999, and its shipments on Utah Railway resumed through July 2000. A second fire occurred at this same mine in August 2000. The future production from this mine is uncertain.

     On September 30, 1999, Utah Railway purchased the stock of the Salt Lake City Southern Railroad Company, Inc. ("SLCS"). SLCS operates pursuant to an easement on approximately 25 miles of track, owned by the Utah Transit Authority, from downtown Salt Lake City to near Draper, Utah.

     In addition to railway operations discussed above, Union Pacific Railroad granted limited rights to Utah Railway for operations over Union Pacific tracks to Grand Junction, Colorado and access to additional coal customers. Also, Utah Railway conducts switching operations primarily in the Salt Lake City, Ogden, and Provo, Utah, metropolitan areas. Switching operations consist of accepting freight from other railroad carriers for delivery to customers and/or accepting loads of freight from such customers for delivery to long haul railroad carriers to be transported to final destinations.

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

Labor Relations

     At December 30, 2000, the Company employed approximately 4,300 employees of which approximately 1,700 were represented by various unions. Union contracts at the Company's European operations are renewed annually. Other contracts expire on various dates through April 2004.


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

Environmental Matters

     Compliance with environmental laws and regulations is a matter of high priority. Mueller's provision for environmental compliance includes charges of $2.0 million in 2000 and $2.1 million in 1998. There was no
provision for 1999.   Except as discussed below, the Company does not
anticipate that it will need to make material expenditures for such compliance activities during the remainder of the 2001 fiscal year, or for the next two fiscal years.

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

     1. Mammoth Mine Site

     MRRC owns title to certain inactive mines in Shasta County, California. MRRC has continued a program, begun in the late 1980s, of sealing mine portals with concrete plugs in mine adits which were discharging water. The sealing program has achieved a reduction in the metal load in discharges from these adits; however, additional reductions are being required. In response to a 1996 Order issued by the California Regional Water Quality Control Board ("QCB"), MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage. In December 1998, the QCB issued a new order extending MRRC's time to comply with water quality standards until December 1, 2003. MRRC agreed to continue remedial activities to reduce or prevent discharge of acid mine drainage and submitted to the QCB in July 2000 a Use Attainability Analysis ("UAA"), which is under review. MRRC estimates it will spend between $1.0 and $2.0 million on planned remedial activities. Further remediation may be required depending on QCB's acceptance of the UAA and how effective MRRC's remedial options are in reducing acid rock drainage.

     2. U.S.S. Lead

     In 1991, U.S.S. Lead Refinery, Inc. ("Lead Refinery"), responded to an information request from the EPA under Superfund for information on whether Lead Refinery arranged for the disposal of hazardous substances in the vicinity of the Grand Calumet River/Indiana Harbor Ship Canal. By letter dated February 4, 1997, the Indiana Department of Environmental Management ("IDEM") notified Lead Refinery that a preassessment screening of the Grand Calumet River and the Indiana Harbor Canal conducted pursuant to Superfund had identified releases of hazardous substances from Lead Refinery and other potentially responsible parties ("PRPs") that had adversely impacted natural resources. Based on its prescreening work, IDEM performed sampling in this area and initiated an assessment plan, which will determine the nature and extent of any required remediation and any resulting assessments against any of the PRPs.

     In 1991, Lead Refinery also responded to an information request under Superfund regarding the site in East Chicago, Indiana. In 1992, the EPA advised Lead Refinery of its intent to list the property as a Superfund site; however, as of March 23, 2001, the EPA has deferred such listing. In 1993, Lead Refinery entered into a Consent Order with the EPA pursuant to
Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA").

The consent Order covers remediation activities at the East Chicago, Indiana site and provides for Lead Refinery to complete certain on-site interim remedial activities and studies that extend off-site. In November 1996, the EPA approved, with modifications, the Interim Stabilization Measures Workplan and designated a Corrective Action Management Unit ("CAMU") at the Lead Refinery site. Site activities, which began in December 1996, should be substantially concluded in 2001. Costs for remaining cleanup efforts are estimated to be between $1.0 and $2.0 million. In the process of remediating the site, Lead Refinery identified petroleum contamination on site. As a result, Lead Refinery installed a slurry wall around the CAMU and initiated characterization of areas suspected to have petroleum contamination. Lead Refinery has addressed this contamination pursuant to plans approved by the EPA. Additionally, Lead Refinery has conducted initial investigations to determine if other contamination exists that is not addressed by the Consent Order. Lead Refinery, without additional assistance from MRRC, lacks the financial resources needed to complete any additional remediation determined to be required and intends to seek financial assistance from other PRPs to permit Lead Refinery to conduct a private-party cleanup under RCRA, to the extent available under applicable law and regulations.

     Lead Refinery has been informed by the former owner and operator of a Superfund site located in Pedricktown, New Jersey that it intends to seek CERCLA response costs for alleged shipments of hazardous substances to the site. Lead Refinery has executed an agreement regarding that site, which indefinitely extends the statute of limitations. By letter dated January 26, 1996, Lead Refinery and other PRPs received from the EPA a proposed Administrative Order on Consent to perform the remedial design for operable Unit 1 of the Pedricktown Superfund Site. Lead Refinery determined not to execute the Administrative Order on Consent. Several other PRPs, however, executed the agreement and are conducting the remedial design.

     3. Mueller Copper Tube Products, Inc.

     In 1999, Mueller Copper Tube Products, Inc. ("MCTP"), commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant. MCTP is currently removing trichloroethene, a cleaning solvent formerly used by MCTP, from the soil and groundwater. On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater, from the Arkansas Department of Environmental Quality.
The Company anticipates that MCTP will spend up to an estimated five million dollars over the next several years on these activities and established a reserve for this project in connection with the acquisition of MCTP.

Other Business Factors

     The Registrant's business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held. In addition, expenditures for company-sponsored research and development activities were not material during 2000, 1999, or 1998. No material portion of the Registrant's business involves governmental contracts.

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

                 Approximate
Location         Property Size               Description

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

                 Approximate
Location         Property Size               Description

Salisbury, MD     12,000 sq. ft.(5) Coaxial cable plant.  Facility
                                    manufactures semi-rigid coaxial cable
                                    and high-performance cable assemblies.

Brighton, MI      65,000 sq. ft.(5) Machining operation.  Facility
                                    machines component parts for supply
                                    to automotive industry.

Middletown, OH    55,000 sq. ft.    Fabricating facility.  Produces burner
                     2.0 acres      systems and manifolds for the gas
                                    appliance industry.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                   PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

     The information required by Item 5 of this Report is included under the caption "Capital Stock Information" in the Registrant's Annual Report to Stockholders for the year ended December 30, 2000, which information is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

     Selected financial data are included under the caption "Selected Financial Data" in the Registrant's Annual Report to Stockholders for the year ended December 30, 2000, which selected financial data is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations is contained under the caption "Financial Review" in the Registrant's Annual Report to Stockholders for the year ended December 30, 2000, and is incorporated herein by reference.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are contained in the caption "Financial Review" in the Registrant's Annual Report to Stockholders for the year ended December 30, 2000, and is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedule of this Annual Report on Form 10-K which is included on page 17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                  PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is contained under the caption "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 23, 2001 and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

     The information required by Item 11 is contained under the caption "Executive Compensation" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 23, 2001 and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is contained under the captions "Principal Stockholders" and "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 23, 2001 and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is contained under the caption "Certain Relationships and Transactions with Management" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 23, 2001 and is incorporated herein by reference.


                                   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

1. Financial Statements: the financial statements, notes, and report of independent auditors described in Item 8 of this report, which are incorporated by reference.

2. Financial Statement Schedule: the financial statement schedule described in Item 8 of this report which is indexed on page 17.

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

      10.1  Credit Agreement among Mueller Industries, Inc. (as
            Borrower) and Michigan National Bank and other banking institutions and Michigan National Bank (as Agent) dated as of November 29, 2000.

      10.2 Certain instruments with respect to long-term debt of the Company have not been filed as Exhibits to the Report since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission.

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

      10.5 Stock Option Agreement, dated March 3, 1992 by and between Mueller Industries, Inc. and Harvey L. Karp (Incorporated herein by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K dated March 11, 1992).

      10.6 Mueller Industries, Inc. 1991 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 4(a) of the Registrant's Registration Statement on Form S-8 dated
            April 17, 1992).

      10.7 Summary description of the Registrant's 2001 bonus plan for certain key employees.

      10.8 Amended and Restated Employment Agreement, effective as of September 17, 1997, by and between Mueller Industries, Inc. and Harvey L. Karp (Incorporated herein by reference to Exhibit
            10.1 of the Registrant's Report on Form 10-Q, dated October 21, 1997, for the quarter ended September 27, 1997).

      10.9 Amended and Restated Employment Agreement, effective as of September 17, 1997, by and between Mueller Industries, Inc. and William D. O'Hagan (Incorporated herein by reference to Exhibit
            10.2 of the Registrant's Report on Form 10-Q, dated October 21, 1997, for the quarter ended September 27, 1997).

     10.10 Amendment to Amended and Restated Employment Agreement, effective May 12, 2000, by and between Mueller Industries, Inc. and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Report on Form 10-Q, dated July 24, 2000, for the quarter ended June 24, 2000).

     10.11 Mueller Industries, Inc. 1994 Stock Option Plan (Incorporated herein by reference to Exhibit 10.13 of the Registrant's Report on Form 10-K, dated March 17, 1995, for the fiscal year ended December 31, 1994).

     10.12 Mueller Industries, Inc. 1994 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 10.14 of the Registrant's Report on Form 10-K, dated March 17, 1995, for the fiscal year ended December 31, 1994).

     10.13 Mueller Industries, Inc. Deferred Compensation Plan, effective December 1, 2000.

     10.14 Mueller Industries, Inc. 1998 Stock Option Plan (Incorporated herein by reference to Exhibit A of the Registrant's Definitive Proxy Statement, dated March 18, 1998).

     10.15 Stock Option Agreement, dated May 7, 1997 by and between Mueller Industries, Inc. and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.19 of the Registrant's Report on Form 10-K, dated March 23, 1999, for the fiscal year ended December 26, 1998).

     10.16 Stock Option Agreement, dated October 9, 1998 by and between Mueller Industries, Inc. and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.20 of the Registrant's Report on Form 10-K, dated March 23, 1999, for the fiscal year ended December 26, 1998).

     10.17 Employment and Non-Compete Agreement, dated May 17,2000, between Mueller Industries, Inc. and William H. Hensley (Incorporated herein by reference to Exhibit 10.2 of the Registrant's Report on Form 10-Q, dated July 24, 2000, for the quarter ended
            June 24, 2000).

      13.0 Mueller Industries, Inc.'s Annual Report to Stockholders for the year ended December 30, 2000. Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Annual Report on Form 10-K.

      21.0  Subsidiaries of the Registrant.

      23.0 Consent of Independent Auditor (Includes report on Financial Statement Schedule).

(b) During the three months ended December 30, 2000, no Current Reports on Form 8-K were filed.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2001.

                          MUELLER INDUSTRIES, INC.

                            /S/ HARVEY L. KARP
                            Harvey L. Karp, Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                       Title                            Date

 /S/ HARVEY L. KARP         Chairman of the Board, and Director March 26, 2001
     Harvey L. Karp

 /S/ GARY S. GLADSTEIN      Director                            March 26, 2001
     Gary S. Gladstein

 /S/ ROBERT B. HODES        Director                            March 26, 2001
     Robert B. Hodes

 /S/ G.E. MANOLOVICI        Director                            March 26, 2001
     G.E. Manolovici

 /S/ WILLIAM D. O'HAGAN     President, Chief Executive Officer, March 26, 2001
     William D. O'Hagan     Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

                             Signature and Title                      Date


                             /S/ KENT A. MCKEE                  March 26, 2001
                                 Kent A. McKee
                                 Vice President and
                                 Chief Financial Officer
                                 (Principal Accounting Officer)

                             /S/ RICHARD W. CORMAN              March 26, 2001
                                 Richard W. Corman
                                 Corporate Controller

                        INDEX TO FINANCIAL STATEMENTS

     The consolidated financial statements, together with the report thereon of Ernst & Young LLP dated February 9, 2001, appearing on page 24 through and including 51, of the Company's 2000 Annual Report to Stockholders are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, no other information appearing in the 2000 Annual Report to Stockholders is deemed to be filed as part of this Annual Report on Form 10-K under Item 8. The following Consolidated Financial Statement Schedule should be read in conjunction with the consolidated financial statements in such 2000 Annual Report to Stockholders. Consolidated Financial Statement Schedules not included with this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.




                        FINANCIAL STATEMENT SCHEDULE


                                                                      Page

Schedule for the fiscal years ended December 30, 2000, December 25, 1999, and December 26, 1998.

     Valuation and Qualifying Accounts (Schedule II)                   18

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 30, 2000, December 25, 1999, and December 26, 1998 (In thousands)

                                                                         Additions
                                                              -------------------------------
                                          Balance at           Charged to                                                Balance
                                          beginning            costs and             Other                               at end
                                           of year              expenses           additions         Deductions          of year
                                         ------------         ------------        -----------       -----------       -----------
2000
Allowance for doubtful accounts          $      5,367         $        663        $       131 (2)   $       549       $     5,612

Environmental reserves                   $     12,965         $      2,049        $        75 (2)   $     5,227       $     9,862

Severance and related                    $      1,558         $      2,100        $         -       $     1,471       $     2,187

Other reserves (3)                       $     10,034         $          -        $     2,248 (2)   $       950       $    11,332

Valuation allowance for deferred
  tax assets                             $     48,652         $          -        $     1,013 (1)   $    18,039       $    31,626

1999
Allowance for doubtful accounts          $      4,929         $      1,503        $         -       $     1,065       $     5,367

Environmental reserves                   $     16,321         $          -        $         -       $     3,356       $    12,965

Severance and related                    $      9,266         $          -        $         -       $     7,708       $     1,558

Other reserves (3)                       $     15,748         $          -        $         -       $     5,714       $    10,034

Valuation allowance for deferred
  tax assets                             $     46,592         $          -        $    10,280 (1)   $     8,220       $    48,652

1998
Allowance for doubtful accounts          $      3,680         $        556        $     1,197 (2)   $       504       $     4,929

Environmental reserves                   $     10,368         $      2,133        $     7,472 (2)   $     3,652       $    16,321

Severance and related                    $          -         $          -        $     9,464 (2)   $       198       $     9,266

Other reserves (3)                       $     10,448         $        200        $     6,838 (2)   $     1,738       $    15,748

Valuation allowance for deferred
  tax assets                             $     52,073         $          -        $         -       $     5,481       $    46,592


(1)   Other additions to the valuation allowance for deferred tax assets relate to foreign net operating loss carryforwards and foreign audit and withholding allowances.
(2)   Resulted from acquisitions.
(3)   Other reserves are included in the balance sheet captions "Other current liabilities" and "Other noncurrent liabilities".

                                      -18-

                            EXHIBIT INDEX

Exhibits       Description                                              Page

10.1  Credit Agreement among Mueller Industries, Inc. (as
      Borrower) and Michigan National Bank and other banking institutions and Michigan National Bank (as Agent) dated as of November 29, 2000.

10.7 Summary description of the Registrant's 2001 bonus plan for certain key employees.

10.13 Mueller Industries, Inc. Deferred Compensation Plan effective December 1, 2000.

13.0 Mueller Industries, Inc.'s Annual Report to Stockholders for the year ended December 30, 2000. Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Annual Report on Form 10-K.

21.0  Subsidiaries of the Registrant.

23.0  Consent of Independent Auditors (Includes report on
      Financial Statement Schedule).