Form 10-Q
period 2001-03-31
MUELLER INDUSTRIES INC
filed 2001-05-03
CIK 89439

                                     2001


                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended March 31, 2001    Commission file number 1-6770


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


The number of shares of the Registrant's common stock outstanding as of April 30, 2001, was 33,374,361.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                     For the Period Ended March 31, 2001

                                   INDEX



Part I. Financial Information                                        Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Consolidated Statements of Income
               for the quarters ended March 31, 2001
               and March 25, 2000                                      3

          b.)  Consolidated Balance Sheets
               as of March 31, 2001 and December 30, 2000              4

          c.)  Consolidated Statements of Cash Flows
               for the quarters ended March 31, 2001
               and March 25, 2000                                      6

          d.)  Notes to Consolidated Financial Statements              7


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      9

Part II. Other Information

     Item 6.  Exhibits and Reports on Form 8-K                        13

Signatures                                                            14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                               For the Quarter Ended
                                          March 31, 2001        March 25, 2000
Net sales                                   $   276,578           $   309,336

Cost of goods sold                              218,116               233,500
                                             ----------            ----------
   Gross profit                                  58,462                75,836

Depreciation and amortization                    10,527                 9,042
Selling, general, and
   administrative expense                        22,556                24,290
                                             ----------            ----------
   Operating income                              25,379                42,504

Interest expense                                 (1,424)               (2,627)
Environmental reserves                             (761)                    -
Other income, net                                 1,766                 2,224
                                             ----------            ----------
   Income before income taxes                    24,960                42,101

Current income tax expense                       (7,784)              (13,721)
Deferred income tax expense                      (1,707)               (1,814)
                                             ----------            ----------
   Total income tax expense                      (9,491)              (15,535)
                                             ----------            ----------

Net income                                  $    15,469           $    26,566
                                             ==========            ==========

Weighted average shares
   for basic earnings per share                  33,368                34,844
Effect of dilutive stock options                  3,766                 3,909
                                             ----------            ----------
Adjusted weighted average shares
   for diluted earnings per share                37,134                38,753
                                             ----------            ----------

Basic earnings per share                    $      0.46           $      0.76
                                             ==========            ==========

Diluted earnings per share                  $      0.42           $      0.69
                                             ==========            ==========




See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                          March 31, 2001     December 30, 2000
Assets

Current assets:
   Cash and cash equivalents                $    87,615           $   100,268

   Accounts receivable, less allowance
     for doubtful accounts of $5,412 in
     2001 and $5,612 in 2000                    172,878               152,157

   Inventories:
     Raw material and supplies                   25,213                25,111
     Work-in-process                             20,479                19,941
     Finished goods                              84,182                97,273
                                             ----------            ----------
   Total inventories                            129,874               142,325

   Other current assets                           9,259                10,421
                                             ----------            ----------
     Total current assets                       399,626               405,171

Property, plant, and equipment, net             377,449               379,885
Goodwill, net                                   101,567               102,673
Other assets                                     28,712                22,547
                                             ----------            ----------
                                            $   907,354           $   910,276
                                             ==========            ==========





















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                          March 31, 2001     December 30, 2000
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt        $     5,265           $     5,909
   Accounts payable                              38,760                43,733
   Accrued wages and other employee costs        20,345                26,994
   Other current liabilities                     45,455                41,213
                                             ----------            ----------
     Total current liabilities                  109,825               117,849

Long-term debt                                   94,946               100,975
Pension and postretirement liabilities           13,829                14,173
Environmental reserves                            9,411                 9,862
Deferred income taxes                            40,790                39,362
Other noncurrent liabilities                     14,690                13,653
                                             ----------            ----------
     Total liabilities                          283,491               295,874
                                             ----------            ----------

Minority interest in subsidiaries                   297                   297

Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                      -                     -
   Series A junior participating preferred
     stock - $1.00 par value; shares
     authorized 15,000; none outstanding              -                     -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 33,374,361
     in 2001 and 33,358,061 in 2000                 401                   401
   Additional paid-in capital, common           261,047               260,979
   Retained earnings                            480,636               465,167
   Cumulative translation adjustments
     and accumulated other
     comprehensive income (loss)                (18,110)              (11,826)
   Treasury common stock, at cost              (100,408)             (100,616)
                                             ----------            ----------
   Total stockholders' equity                   623,566               614,105
                                             ----------            ----------

Commitments and contingencies (Note 2)                -                     -
                                             ----------            ----------
                                            $   907,354           $   910,276
                                             ==========            ==========


See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                               For the Quarter Ended
                                          March 31, 2001        March 25, 2000
Cash flows from operating activities
   Net income                               $    15,469           $    26,566
   Reconciliation of net income to net
    cash provided by operating activities:
     Depreciation and amortization               10,527                 9,042
     Minority interest in subsidiaries,
       net of dividend paid                           -                   (57)
     Deferred income taxes                        1,707                 1,814
     Gain on disposal of properties                  (6)                  (48)
     Changes in assets and liabilities:
       Receivables                              (22,614)              (32,223)
       Inventories                               11,434                (2,392)
       Other assets                                (160)               (4,100)
       Current liabilities                       (6,552)               11,290
       Other liabilities                            669                  (481)
       Other, net                                  (181)                  194
                                             ----------            ----------
Net cash provided by operating activities        10,293                 9,605
                                             ----------            ----------
Cash flows from investing activities
   Capital expenditures                          (9,500)               (6,723)
   Proceeds from sales of properties                 10                    80
   Escrowed IRB proceeds                         (5,646)                    -
                                             ----------            ----------
Net cash used in investing activities           (15,136)               (6,643)
                                             ----------            ----------
Cash flows from financing activities
   Acquisition of treasury stock                      -               (22,377)
   Proceeds from issuance of long-term debt      10,000                     -
   Repayments of long-term debt                 (16,673)               (6,676)
   Proceeds from the sale of treasury stock         276                 2,302
                                             ----------            ----------
Net cash used in financing activities            (6,397)              (26,751)
                                             ----------            ----------

Effect of exchange rate changes on cash          (1,413)                  (90)
                                             ----------            ----------
Decrease in cash and cash equivalents           (12,653)              (23,879)
Cash and cash equivalents at the
   beginning of the period                      100,268               149,454
                                             ----------            ----------
Cash and cash equivalents at the
   end of the period                        $    87,615           $   125,575
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


Note 3 - Reclassifications

     Certain prior period amounts have been reclassified to conform with the current period's presentation.

     During the first quarter, the Company began classifying the cost of shipping its products to customers as a component of cost of goods sold resulting from the adoption of Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Previously, the Company classified these costs as a reduction of net sales. This change required a restatement of net sales and cost of goods sold amounts for all periods presented and did not have a significant effect on the net sales, cost of goods sold, and gross profit of the Company.

Note 4 - Adoption of a New Accounting Standard

     Effective at the beginning of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS No.
138), which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 and SFAS No. 138 as of the beginning of fiscal 2001 was not material to the Company's consolidated financial statements.

     The Company occasionally uses financial instruments, including forward exchange contracts and interest rate swap contracts, to manage its exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk and variability to the Company. The Company does not hold or issue derivative financial instruments for trading purposes.

     During the first quarter, the Company utilized foreign currency forward exchange contracts to offset the effect of exchange rate fluctuations on certain foreign sales and the collections of the receivables related to these sales. These foreign sales were primarily denominated in the Euro, British pound sterling, and Swedish krona. Also, the Company entered into interest rate swaps that effectively fix the interest payments of certain floating rate debt instruments. At March 31, 2001, the Company had interest rate swap contracts outstanding with a notional principal amount of $10.0 million which expire in 2008. These derivative financial instruments are accounted for as cash flow hedges. The fair value of these instruments at March 31, 2001 and changes in their fair values during the first quarter of 2001 were not material to the consolidated financial statements of the Company.

Note 5 - Industry Segments

     Summarized segment information is as follows:
(In thousands)

                                                 For the Quarter Ended
                                          March 31, 2001        March 25, 2000
Net sales:
   Standard Products Division               $   203,521           $   225,698
   Industrial Products Division                  68,966                76,391
   Other Businesses                               5,058                 7,385
   Elimination of intersegment sales               (967)                 (138)
                                             ----------            ----------
                                            $   276,578           $   309,336
                                             ==========            ==========

Operating income:
   Standard Products Division               $    23,770           $    36,063
   Industrial Products Division                   5,129                 8,321
   Other Businesses                                 269                 1,618
   Unallocated expenses                          (3,789)               (3,498)
                                             ----------            ----------
                                            $    25,379           $    42,504
                                             ==========            ==========


Note 6 - Comprehensive Income

     Comprehensive income for the Company consists of net income and other comprehensive income. Total comprehensive income was $9,185,000 and $26,143,000 for the quarters ending March 31, 2001, and March 25, 2000, respectively. Included in "Cumulative translation adjustments and accumulated other comprehensive income (loss)" were changes in the fair value of certain derivative financial instruments which qualify for hedge accounting totaling $(127,000) at March 31, 2001 and none at December 30, 2000.


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


Results of Operations

     Net income was $15.5 million, or 42 cents per diluted share, for the first quarter of 2001, which compares with net income of $26.6 million, or 69 cents per diluted share, for the same period of 2000.

     During the first quarter of 2001, the Company's net sales were $276.6 million compared with net sales of $309.3 million over the same period of 2000. Pounds shipped totaled 175.8 million compared with shipments of 193.9 million in the first quarter of 2000. This decline in volume reflects the overall slowdown in the economy. The average price of copper was approximately two percent less in the first quarter of 2001 compared with the first quarter of 2000, which contributed to the decrease in net sales.

     Cost of goods sold decreased from $233.5 million in the first quarter of 2000 to $218.1 million in the same period of 2001. Selling, general, and administrative expense also decreased from $24.3 million in 2000 to $22.6 million in the first quarter of 2001. The decreases in these operating costs are attributable to the decline in volume experienced in the first quarter. Depreciation and amortization increased to $10.5 million in the first three months of 2001 compared with $9.0 million in 2000.

     First quarter operating income decreased primarily due to reduced volumes. Operating income was partially offset by losses at our European operations.

     Interest expense in the first quarter of 2001 totaled $1.4 million, which was $1.2 million less than the first quarter of 2000. The Company capitalized $0.5 million of interest related to capital improvement programs in the first quarter of 2001 while none was capitalized in 2000. Total interest in the first quarter of 2001 decreased due to rate reductions following the restructuring of the Company's bank credit facility late in 2000, combined with lower funded balances.

     The Company's effective income tax rate for the first quarter of 2001 was 38.0 percent compared with 36.9 percent for the first quarter of last year.


Liquidity and Capital Resources

     Cash provided by operating activities in the first quarter of 2001 totaled $10.3 million which is primarily attributable to net income, depreciation and amortization, deferred income taxes and decreased inventories, offset by increased receivables and decreased current liabilities.

     During the first quarter of 2001, the Company used $15.1 million for investing activities, consisting primarily of $9.5 million for capital expenditures. The Company also used $6.4 million for financing activities during the quarter, consisting of $16.7 million for repayments of long-term debt, offset by $10.0 million of proceeds from the issuance of Industrial Revenue Bonds (IRB). Existing cash balances, cash from operations and IRB proceeds were used to fund the first quarter investing and financing activities.

     On October 18, 1999, the Company's Board of Directors authorized the repurchase of up to four million shares of the Company's common stock from time-to-time over the next year through open market transactions or through privately negotiated transactions. During 2000, this authorization was expanded to purchase up to 10 million shares and extended through October 2001. The Company will have no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. The purchases will be funded primarily through existing cash and cash from operations. The Company may hold such shares in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through March 31, 2001, the Company has repurchased approximately 2.3 million shares under this authorization. There were no shares repurchased during the first quarter of 2001.

     The Company has an unsecured $200 million revolving credit facility (the Credit Facility) which matures in November 2003. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) LIBOR plus a variable premium or (ii) the larger of Prime, or the Federal Funds rate plus .50 percent. LIBOR advances may be based upon the one, two, three, or six-month LIBOR. The variable premium over LIBOR is based on certain financial ratios, and can range from 25 to 40 basis points. At March 31, 2001 the premium was 25 basis points. Additionally, a facility fee is payable quarterly on the total commitment and varies from 12.5 to 22.5 basis points based upon the Company's capitalization ratios. When funded debt is 50 percent or more of the commitment, a utilization fee is payable quarterly on the average loan balance outstanding and varies from 0 to 20 basis points based upon the capitalization ratio. Availability of funds under the Credit Facility is reduced by the amount of certain outstanding letters of credit, which totaled approximately $6.5 million at March 31, 2001.

     Borrowings under the above Agreement require the Company, among other things, to maintain certain minimum levels of net worth and meet certain minimum financial ratios. The Company is in compliance with all debt covenants.

     The Company expects to invest approximately $50 million for capital improvements and additions in 2001, the majority of which relate to projects approved and initiated during the previous year. The largest ongoing project is the modernization of the Company's European operations. This investment, totaling approximately $40 million, will upgrade the casting, extrusion and drawing processes. The project is expected to be completed near the end of 2001.

     The Company is also investing approximately $10 million at its Port Huron, Michigan brass rod mill, the majority of which was funded during 2000. This investment, which is expected to be completed during 2001, will increase casting capacity, improve yield, and reduce conversion costs.

     On February 13, 2001, the Company, through a wholly owned subsidiary, issued $10 million of 2001 Series IRBs. The Company entered into an interest rate swap agreement which fixes the interest rate at 6.63% for seven years. Subsequent to the seven-year period, the rate will convert to LIBOR plus .90 percent. The IRBs call for quarterly interest payments from June 1, 2001 to March 1, 2021 and for quarterly principal payments of $250 thousand plus interest from June 1, 2011 to March 1, 2021. Proceeds from these 2001 Series IRBs will be used to fund a new extrusion press in the Company's tube mill in Fulton, Mississippi.

     Management believes that cash provided by operations and currently available cash of $87.6 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio is 3.6 to 1 at March 31, 2001.

Part II.  Other Information

Item 6.     Exhibits and Reports on Form 8-K

            (a)     Exhibits

                    19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended March 31, 2001. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

            (b) During the quarter ended March 31, 2001, the Registrant filed no Current Reports on Form 8-K.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2001.


                                       MUELLER INDUSTRIES, INC.


                                       /s/ Kent A. McKee
                                       Kent A. McKee
                                       Vice President and
                                       Chief Financial Officer


                                       /s/ Richard W. Corman
                                       Richard W. Corman
                                       Corporate Controller

                            EXHIBIT INDEX

Exhibits       Description


19.1  Mueller Industries, Inc.'s Quarterly Report to
      Stockholders for the quarter ended March 31, 2001.
      Such report is being furnished for the
      information of the Securities and Exchange
      Commission only and is not to be deemed filed as a part of this Quarterly Report on Form 10-Q.