Form 10-Q
period 2001-06-30
MUELLER INDUSTRIES INC
filed 2001-08-06
CIK 89439

                                     2001


                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended June 30, 2001     Commission file number 1-6770


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


The number of shares of the Registrant's common stock outstanding as of August 3, 2001, was 33,422,836.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                     For the Period Ended June 30, 2001

                                   INDEX



Part I. Financial Information                                        Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Consolidated Statements of Income
               for the quarters and six months ended
               June 30, 2001 and June 24, 2000                         3

          b.)  Consolidated Balance Sheets
               as of June 30, 2001 and December 30, 2000               5

          c.)  Consolidated Statements of Cash Flows
               for the six months ended June 30, 2001
               and June 24, 2000                                       7

          d.)  Notes to Consolidated Financial Statements              9


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     12

     Item 3.  Quantitative and Qualitative Disclosure
              of Market Risk                                          15

Part II. Other Information

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                        16

     Item 6.  Exhibits and Reports on Form 8-K                        16

Signatures                                                            17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                                  For the Quarter Ended
                                           June 30, 2001         June 24, 2000
Net sales                                   $   286,021           $   337,494

Cost of goods sold                              219,090               256,704
                                             ----------            ----------
   Gross profit                                  66,931                80,790

Depreciation and amortization                    10,505                 9,239
Selling, general, and
   administrative expense                        22,761                24,820
                                             ----------            ----------
   Operating income                              33,665                46,731

Interest expense                                   (680)               (2,296)
Environmental reserves                             (856)                    -
Other income, net                                 1,369                 2,731
                                             ----------            ----------
   Income before income taxes                    33,498                47,166

Current income tax expense                      (10,150)              (16,145)
Deferred income tax expense                      (2,573)               (1,259)
                                             ----------            ----------
   Total income tax expense                     (12,723)              (17,404)
                                             ----------            ----------

Net income                                  $    20,775           $    29,762
                                             ==========            ==========

Weighted average shares
   for basic earnings per share                  33,399                34,464
Effect of dilutive stock options                  3,882                 3,855
                                             ----------            ----------
Adjusted weighted average shares
   for diluted earnings per share                37,281                38,319
                                             ----------            ----------

Basic earnings per share                    $      0.62           $      0.86
                                             ==========            ==========

Diluted earnings per share                  $      0.56           $      0.78
                                             ==========            ==========




See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                                 For the Six Months Ended
                                           June 30, 2001         June 24, 2000
Net sales                                   $   562,599           $   646,830

Cost of goods sold                              437,206               490,204
                                             ----------            ----------
   Gross profit                                 125,393               156,626

Depreciation and amortization                    21,032                18,281
Selling, general, and
   administrative expense                        45,317                49,110
                                             ----------            ----------
   Operating income                              59,044                89,235

Interest expense                                 (2,104)               (4,923)
Environmental reserves                           (1,617)                    -
Other income, net                                 3,135                 4,955
                                             ----------            ----------
   Income before income taxes                    58,458                89,267

Current income tax expense                      (17,918)              (29,866)
Deferred income tax expense                      (4,296)               (3,073)
                                             ----------            ----------
   Total income tax expense                     (22,214)              (32,939)
                                             ----------            ----------

Net income                                  $    36,244           $    56,328
                                             ==========            ==========

Weighted average shares
   for basic earnings per share                  33,383                34,654
Effect of dilutive stock options                  3,824                 3,882
                                             ----------            ----------
Adjusted weighted average shares
   for diluted earnings per share                37,207                38,536
                                             ----------            ----------

Basic earnings per share                    $      1.09           $      1.63
                                             ==========            ==========

Diluted earnings per share                  $      0.97           $      1.46
                                             ==========            ==========






See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                           June 30, 2001     December 30, 2000
Assets

Current assets:
   Cash and cash equivalents                $   139,729           $   100,268

   Accounts receivable, less allowance
     for doubtful accounts of $5,446 in
     2001 and $5,612 in 2000                    173,957               152,157

   Inventories:
     Raw material and supplies                   26,181                25,111
     Work-in-process                             19,141                19,941
     Finished goods                              73,319                97,273
                                             ----------            ----------
   Total inventories                            118,641               142,325

   Other current assets                          15,355                10,421
                                             ----------            ----------
     Total current assets                       447,682               405,171

Property, plant, and equipment, net             378,865               379,885
Goodwill, net                                   100,461               102,673
Other assets                                     28,333                22,547
                                             ----------            ----------
                                            $   955,341           $   910,276
                                             ==========            ==========





















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                           June 30, 2001     December 30, 2000
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt        $     4,620           $     5,909
   Accounts payable                              45,724                43,733
   Accrued wages and other employee costs        23,517                26,994
   Other current liabilities                     62,906                41,213
                                             ----------            ----------
     Total current liabilities                  136,767               117,849

Long-term debt                                   93,916               100,975
Pension and postretirement liabilities           18,704                19,320
Environmental reserves                            9,086                 9,862
Deferred income taxes                            43,248                39,362
Other noncurrent liabilities                      9,417                 8,506
                                             ----------            ----------
     Total liabilities                          311,138               295,874
                                             ----------            ----------

Minority interest in subsidiaries                   297                   297

Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                      -                     -
   Series A junior participating preferred
     stock - $1.00 par value; shares
     authorized 15,000; none outstanding              -                     -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 33,422,836
     in 2001 and 33,358,061 in 2000                 401                   401
   Additional paid-in capital, common           261,272               260,979
   Retained earnings                            501,411               465,167
   Accumulated other comprehensive
     income (loss)                              (19,388)              (11,826)
   Treasury common stock, at cost               (99,790)             (100,616)
                                             ----------            ----------
   Total stockholders' equity                   643,906               614,105
                                             ----------            ----------

Commitments and contingencies (Note 2)                -                     -
                                             ----------            ----------
                                            $   955,341           $   910,276
                                             ==========            ==========



See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                                 For the Six Months Ended
                                           June 30, 2001         June 24, 2000
Cash flows from operating activities

   Net income                               $    36,244           $    56,328
   Reconciliation of net income to net
    cash provided by operating activities:
     Depreciation and amortization               21,032                18,281
     Minority interest in subsidiaries                -                   (57)
     Deferred income taxes                        4,296                 3,073
     Gain on disposal of properties                 (10)                   (9)
     Income tax benefit from exercise of
       stock options                                252                 1,402
     Changes in assets and liabilities:
       Receivables                              (23,898)              (30,382)
       Inventories                               22,579               (11,613)
       Other assets                              (7,028)               (3,049)
       Current liabilities                       21,293                13,021
       Other liabilities                            236                 1,386
       Other, net                                (2,012)                  (25)
                                             ----------            ----------
Net cash provided by operating activities        72,984                48,356
                                             ----------            ----------

Cash flows from investing activities

   Capital expenditures                         (23,018)              (18,893)
   Businesses acquired                                -                (9,072)
   Proceeds from sales of properties              2,236                   208
   Escrowed IRB proceeds                         (4,672)                    -
                                             ----------            ----------
Net cash used in investing activities           (25,454)              (27,757)
                                             ----------            ----------

Cash flows from financing activities

   Acquisition of treasury stock                      -               (22,377)
   Repayments of long-term debt                 (18,348)              (12,348)
   Proceeds from the sale of treasury stock         867                 2,391
   Proceeds from issuance of long-term debt      10,000                     -
                                             ----------            ----------
Net cash used in financing activities            (7,481)              (32,334)
                                             ----------            ----------

Effect of exchange rate changes on cash            (588)                 (734)
                                             ----------            ----------


See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                                 For the Six Months Ended
                                           June 30, 2001         June 24, 2000
Increase (decrease) in cash
   and cash equivalents                          39,461               (12,469)

Cash and cash equivalents at the
   beginning of the period                      100,268               149,454
                                             ----------            ----------

Cash and cash equivalents at the
   end of the period                        $   139,729           $   136,985
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

     During 2001, the Company began classifying the cost of shipping its products to customers as a component of cost of goods sold resulting from the adoption of Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". Previously, the Company classified these costs as a reduction of net sales. This change required a restatement of net sales and cost of goods sold amounts for all periods presented and did not have a significant effect on the net sales, cost of goods sold, and gross profit of the Company.

Note 4 - Industry Segments

     Summarized segment information is as follows:
(In thousands)

                                                  For the Quarter Ended
                                           June 30, 2001         June 24, 2000
Net sales:
   Standard Products Division               $   214,531           $   249,416
   Industrial Products Division                  65,495                82,400
   Other Businesses                               6,710                 6,722
   Elimination of intersegment sales               (715)               (1,044)
                                             ----------            ----------
                                            $   286,021           $   337,494
                                             ==========            ==========


Operating income:
   Standard Products Division               $    32,620           $    39,499
   Industrial Products Division                   4,170                 9,768
   Other Businesses                               1,520                 1,245
   Unallocated expenses                          (4,645)               (3,781)
                                             ----------            ----------
                                            $    33,665           $    46,731
                                             ==========            ==========

                                                 For the Six Months Ended
                                           June 30, 2001         June 24, 2000
Net sales:
   Standard Products Division               $   418,052           $   475,114
   Industrial Products Division                 134,461               158,791
   Other Businesses                              11,768                14,107
   Elimination of intersegment sales             (1,682)               (1,182)
                                             ----------            ----------
                                            $   562,599           $   646,830
                                             ==========            ==========


Operating income:
   Standard Products Division               $    56,390           $    75,562
   Industrial Products Division                   9,299                18,089
   Other Businesses                               1,789                 2,863
   Unallocated expenses                          (8,434)               (7,279)
                                             ----------            ----------
                                            $    59,044           $    89,235
                                             ==========            ==========

Note 5 - Adoption of a New Accounting Standard

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

     The Company occasionally uses financial instruments, including forward exchange contracts and interest rate swap contracts, to manage its exposures to movements in foreign exchange rates, commodity prices, and interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk and variability to the Company. The Company does not hold or issue derivative financial instruments for trading purposes.

     During the first half of 2001, the Company utilized foreign currency forward exchange contracts to offset the effect of exchange rate fluctuations on certain foreign sales and the collections of the receivables related to these sales. These foreign sales were primarily denominated in the Euro, British pound sterling, and Swedish krona. In addition, the Company used copper and natural gas forward contracts to manage the volatility related to certain copper and natural gas purchases. The Company also entered into interest rate swaps that effectively fix the interest payments of certain floating rate debt instruments. At June 30, 2001, the Company had interest rate swap contracts outstanding with a notional principal amount of $10 million, which expire in 2008. These derivative financial instruments are accounted for as cash flow hedges. The fair value of these contracts and instruments at June 30, 2001 and changes in their fair values during the second quarter and first half of 2001 were not material to the consolidated financial statements of the Company.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be reviewed for impairment and written-down to fair value when impairment is indicated. SFAS No. 141 is effective immediately, while SFAS No. 142 will be effective at the start of fiscal 2002. The Company is currently reviewing the impact of adopting these Statements.

Note 6 - Comprehensive Income

     Comprehensive income for the Company consists of net income and other comprehensive income. Total comprehensive income was $19,497,000 and $26,565,000 for the quarters ending June 30, 2001, and June 24, 2000, respectively and was $28,682,000 and $52,708,000 for the six-month periods ending June 30, 2001, and June 24, 2000, respectively. Included in "Accumulated other comprehensive income (loss)" were cumulative changes in the fair value of certain derivative financial instruments which qualify for hedge accounting totaling $1.7 million at June 30, 2001, and none at December 30, 2000.


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

     The Company's businesses are managed and organized into three segments: (i) Standard Products Division (SPD); (ii) Industrial Products Division (IPD); and (iii) Other Businesses. SPD manufactures and sells copper tube, copper and plastic fittings, and valves. Outside of the United States, SPD manufactures copper tube in Europe and copper fittings in Canada. SPD sells these products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, and to distributors to the manufactured housing and recreational vehicle industries. IPD manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. IPD sells its products primarily to original equipment manufacturers (OEMs), many of which are in the HVAC, plumbing, and refrigeration markets. Other Businesses is composed primarily of Utah Railway Company. SPD and IPD account for more than 98 percent of consolidated net sales and more than 86 percent of consolidated total assets.

     New housing starts and commercial construction are important determinants of the Company's sales to the HVAC, refrigeration and plumbing markets because the principal end use of a significant portion of the Company's products is in the construction of single and multi-family housing and commercial buildings.

     Profitability of certain of the Company's product lines depends upon the "spreads" between the cost of raw material and the selling prices of its completed products. The open market prices for copper cathode and scrap, for example, influence the selling price of copper tubing, a principal product manufactured by the Company. The Company attempts to minimize the effects of fluctuations in material costs by passing through these costs to its customers. Spreads fluctuate based upon market conditions.


Results of Operations

     Net income was $20.8 million, or 56 cents per diluted share, for the second quarter of 2001, compared with net income of $29.8 million, or 78 cents per diluted share, for the same period of 2000. Year-to-date, net income was $36.2 million, or 97 cents per diluted share, compared with net income of $56.3 million, or $1.46 per diluted share, for 2000.

     During the second quarter of 2001, the Company's net sales were $286.0 million, which compares with net sales of $337.5 million, or a 15 percent decrease over the same period of 2000. Net sales were $562.6 million in the first half of 2001 compared with $646.8 million in 2000. The average price of copper was approximately five percent lower in the first half of 2001 compared with the same period of 2000, which contributed to the decrease in net sales. During the second quarter of 2001, the Company's manufacturing businesses shipped 186.4 million pounds of product compared to 215.7 million pounds in the same quarter of 2000. The Company shipped
362.2 million pounds of product in the first half of 2001 compared with
409.6 million in the same period of 2000. This decline in volume reflects the overall slowdown in the economy.

     Cost of goods sold decreased from $256.7 million in the second quarter of 2000 to $219.1 million in the same period of 2001. Selling, general, and administrative expense also decreased from $24.8 million in 2000 to $22.8 million in the second quarter of 2001. The decreases in these operating costs are attributable to the decline in volume experienced in the second quarter. Depreciation and amortization increased to $10.5 million in the second quarter of 2001 compared with $9.2 million in 2000.

     Second quarter and first half operating income decreased primarily due to reduced volumes. Operating income was partially offset by losses at our European operations.

     Interest expense for the second quarter of 2001 totaled $0.7 million compared with $2.3 million in the same quarter of 2000. For the first six months of 2001, interest expense was $2.1 million compared with $4.9 million for the same period of 2000. The Company capitalized $1.0 million and $0.4 million of interest related to capital improvement programs in the first half of 2001 and 2000 respectively. Total interest in the second quarter and first half of 2001 decreased due to rate reductions following the restructuring of the Company's bank credit facility late in 2000, combined with lower funded balances.

     The Company's effective income tax rate for the first half of 2001 was
38.0 percent compared with 36.9 percent for the first half of last year.

Liquidity and Capital Resources

     Cash provided by operating activities in the first half of 2001 totaled $73.0 million which is primarily attributable to net income, depreciation and amortization, deferred income taxes, increased current liabilities, and decreased inventories, offset by increased receivables.

     During the first six months of 2001, the Company used $25.5 million for investing activities, consisting primarily of $23.0 million for capital expenditures. The Company also used $7.5 million for financing activities consisting of $18.3 million for repayments of long-term debt, offset by $10.0 million of proceeds from the issuance of Industrial Revenue Bonds
(IRB). Existing cash balances, cash from operations, and IRB proceeds were used to fund the first half investing and financing activities.

     On October 18, 1999, the Company's Board of Directors authorized the repurchase of up to four million shares of the Company's common stock from time-to-time over the next year through open market transactions or through privately negotiated transactions. During 2000, this authorization was expanded to purchase up to 10 million shares and extended through October 2001. The Company will have no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. The purchases will be funded primarily through existing cash and cash from operations. The Company may hold such shares in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through June 30, 2001, the Company has repurchased approximately 2.3 million shares under this authorization. There were no shares repurchased during the first half of 2001.

     The Company has an unsecured $200 million revolving credit facility (the Credit Facility) which matures in November 2003. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) LIBOR plus a variable premium or (ii) the larger of Prime or the Federal Funds rate plus
 .50 percent. LIBOR advances may be based upon the one, two, three, or six-month LIBOR. The variable premium over LIBOR is based on certain financial ratios and can range from 25 to 40 basis points. At June 30, 2001, the premium was 25 basis points. Additionally, a facility fee is payable quarterly on the total commitment and varies from 12.5 to 22.5 basis points based upon the Company's capitalization ratios. When funded debt is 50 percent or more of the commitment, a utilization fee is payable quarterly on the average loan balance outstanding and varies from 0 to 20 basis points based upon the capitalization ratio. Availability of funds under the Credit Facility is reduced by the amount of certain outstanding letters of credit, which totaled approximately $6.5 million at June 30, 2001.

     Borrowings under the above Credit Facility require the Company, among other things, to maintain certain minimum levels of net worth and meet certain minimum financial ratios. The Company is in compliance with all debt covenants.

     The Company expects to invest approximately $50 million for capital improvements and additions in 2001, the majority of which relate to projects approved and initiated during the previous year. The largest ongoing project is the modernization of the Company's European operations. This investment, totaling approximately $40 million, will upgrade the casting, extrusion, and drawing processes. Most major components of equipment are on site. The Company will be commissioning the new equipment and transitioning production during the second half of 2001.

     The Company is also investing approximately $10 million at its Port Huron, Michigan brass rod mill, the majority of which was funded during 2000. This investment, which is expected to be completed during 2001, will increase casting capacity, improve yield, and reduce conversion costs.

     On February 13, 2001, the Company, through a wholly owned subsidiary, issued $10 million of 2001 Series IRBs. The Company entered into an interest rate swap agreement, which fixes the interest rate at 6.63% for seven years. Subsequent to the seven-year period, the rate will convert to LIBOR plus .90 percent. The IRBs call for quarterly interest payments from June 1, 2001 to March 1, 2021 and for quarterly principal payments of $250 thousand plus interest from June 1, 2011 to March 1, 2021. Proceeds from these 2001 Series IRBs will be used to fund a new extrusion press in the Company's tube mill in Fulton, Mississippi.

     Management believes that cash provided by operations and currently available cash of $139.7 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio is 3.3 to 1 at June 30, 2001.

     In July 2001, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be reviewed for impairment and written-down to fair value when impairment is indicated. SFAS No. 141 is effective immediately, while SFAS No. 142 will be effective at the start of fiscal 2002. The Company is currently reviewing the impact of adopting these Statements.


Item 3.  Quantitative and Qualitative Disclosure of Market Risk


     Quantitative and qualitative disclosures about market risk are incorporated herein by reference to Part II, Item 7A, of the Company's Report on Form 10-K for the year ended December 30, 2000.

Part II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


     On May 10, 2001, the Company held its Annual Meeting of Stockholders at which two proposals were voted upon: (i) election of directors; and
(ii) the approval of the appointment of auditors. The following persons were duly elected to serve, subject to the Company's Bylaws, as Directors of the Company until the next Annual Meeting, or until election and qualification of their successors:

                                   Votes in Favor       Votes Withheld

     Gary S. Gladstein               27,307,900              401,061
     Robert B. Hodes                 27,305,101              403,860
     Harvey L. Karp                  27,246,821              462,140
     G. E. Manolovici                27,307,274              401,687
     William D. O'Hagan              27,307,643              401,318

     The proposal to approve the appointment of Ernst & Young LLP as the Company's auditors was ratified by 27,472,010 votes in favor, 219,191 votes against, and 17,760 votes abstaining.

     There were no broker non-votes pertaining to these proposals.


Item 6.     Exhibits and Reports on Form 8-K

          (a) Exhibits

              19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended June 30, 2001. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

          (b) During the quarter ended June 30, 2001, the Registrant filed no Current Reports on Form 8-K.


Items 1, 2, 3, and 5 are not applicable and have been omitted.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2001.


                                   MUELLER INDUSTRIES, INC.


                                   /s/ Kent A. McKee
                                   Kent A. McKee
                                   Vice President and Chief Financial Officer


                                   /s/ Richard W. Corman
                                   Richard W. Corman
                                   Corporate Controller

                                EXHIBIT INDEX

Exhibits       Description                                             Page


19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended June 30, 2001. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.