Form 10-Q
period 2001-09-29
MUELLER INDUSTRIES INC
filed 2001-11-02
CIK 89439

                                     2001

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 29, 2001  Commission file number 1-6770

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

The number of shares of the Registrant's common stock outstanding as of October 31, 2001, was 33,440,632.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                  For the Period Ended September 29, 2001

                                   INDEX



Part I. Financial Information                                        Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Consolidated Statements of Income
               for the quarters and nine months ended
               September 29, 2001 and September 23, 2000               3

          b.)  Consolidated Balance Sheets
               as of September 29, 2001 and December 30, 2000          5

          c.)  Consolidated Statements of Cash Flows
               for the nine months ended September 29, 2001
               and September 23, 2000                                  7

          d.)  Notes to Consolidated Financial Statements              9


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     12

     Item 3.  Quantitative and Qualitative Disclosure
              of Market Risk                                          15

Part II. Other Information

     Item 6.  Exhibits and Reports on Form 8-K                        16

Signatures                                                            17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                               For the Quarter Ended
                                    September 29, 2001      September 23, 2000
Net sales                                $   253,438             $   304,017

Cost of goods sold                           190,809                 242,101
                                          ----------              ----------
   Gross profit                               62,629                  61,916

Depreciation and amortization                 10,683                   9,238
Selling, general, and
   administrative expense                     21,073                  22,437
                                          ----------              ----------
   Operating income                           30,873                  30,241

Interest expense                                (660)                 (2,207)
Environmental reserves                        (1,349)                      -
Other income, net                              1,755                   2,554
                                          ----------              ----------
   Income before income taxes                 30,619                  30,588

Current income tax expense                    (7,010)                 (8,739)
Deferred income tax expense                   (4,608)                 (2,542)
                                          ----------              ----------
   Total income tax expense                  (11,618)                (11,281)
                                          ----------              ----------

Net income                               $    19,001             $    19,307
                                          ==========              ==========

Weighted average shares
   for basic earnings per share               33,424                  34,439
Effect of dilutive stock options               3,874                   3,836
                                          ----------              ----------
Adjusted weighted average shares
   for diluted earnings per share             37,298                  38,275
                                          ----------              ----------

Basic earnings per share                 $      0.57             $      0.56
                                          ==========              ==========

Diluted earnings per share               $      0.51             $      0.50
                                          ==========              ==========




See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                              For the Nine Months Ended
                                    September 29, 2001      September 23, 2000
Net sales                                $   816,037             $   950,847

Cost of goods sold                           628,015                 732,305
                                          ----------              ----------
   Gross profit                              188,022                 218,542

Depreciation and amortization                 31,715                  27,519
Selling, general, and
   administrative expense                     66,390                  71,547
                                          ----------              ----------
   Operating income                           89,917                 119,476

Interest expense                              (2,764)                 (7,130)
Environmental reserves                        (2,966)                      -
Other income, net                              4,890                   7,509
                                          ----------              ----------
   Income before income taxes                 89,077                 119,855

Current income tax expense                   (24,928)                (38,605)
Deferred income tax expense                   (8,904)                 (5,615)
                                          ----------              ----------
   Total income tax expense                  (33,832)                (44,220)
                                          ----------              ----------

Net income                               $    55,245             $    75,635
                                          ==========              ==========

Weighted average shares
   for basic earnings per share               33,396                  34,582
Effect of dilutive stock options               3,841                   3,867
                                          ----------              ----------
Adjusted weighted average shares
   for diluted earnings per share             37,237                  38,449
                                          ----------              ----------

Basic earnings per share                 $      1.65             $      2.19
                                          ==========              ==========

Diluted earnings per share               $      1.48             $      1.97
                                          ==========              ==========






See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                    September 29, 2001     December 30, 2000
Assets

Current assets:
   Cash and cash equivalents             $   133,520             $   100,268

   Accounts receivable, less allowance
     for doubtful accounts of $5,759 in
     2001 and $5,612 in 2000                 156,393                 152,157

   Inventories:
     Raw material and supplies                28,662                  25,111
     Work-in-process                          19,177                  19,941
     Finished goods                           80,316                  97,273
                                          ----------              ----------
   Total inventories                         128,155                 142,325

   Current deferred income taxes               3,891                       -
   Other current assets                        9,804                  10,421
                                          ----------              ----------
     Total current assets                    431,763                 405,171

Property, plant, and equipment, net          381,428                 379,885
Goodwill, net                                 99,355                 102,673
Other assets                                  26,809                  22,547
                                          ----------              ----------
                                         $   939,355             $   910,276
                                          ==========              ==========




















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                    September 29, 2001     December 30, 2000
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $     4,120             $     5,909
   Accounts payable                           42,436                  43,733
   Accrued wages and other employee costs     21,471                  26,994
   Other current liabilities                  69,069                  41,213
                                          ----------              ----------
     Total current liabilities               137,096                 117,849

Long-term debt                                47,884                 100,975
Pension and postretirement liabilities        18,691                  19,320
Environmental reserves                         9,068                   9,862
Deferred income taxes                         48,056                  39,362
Other noncurrent liabilities                  10,693                   8,506
                                          ----------              ----------
     Total liabilities                       271,488                 295,874
                                          ----------              ----------

Minority interest in subsidiaries                297                     297

Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                   -                       -
   Series A junior participating preferred
     stock - $1.00 par value; shares
     authorized 15,000; none outstanding           -                       -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 33,425,554
     in 2001 and 33,358,061 in 2000              401                     401
   Additional paid-in capital, common        261,278                 260,979
   Retained earnings                         520,412                 465,167
   Accumulated other comprehensive
     income (loss)                           (14,761)                (11,826)
   Treasury common stock, at cost            (99,760)               (100,616)
                                          ----------              ----------
   Total stockholders' equity                667,570                 614,105

Commitments and contingencies (Note 2)             -                       -
                                          ----------              ----------
                                         $   939,355             $   910,276
                                          ==========              ==========




See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                              For the Nine Months Ended
                                    September 29, 2001      September 23, 2000
Cash flows from operating activities
   Net income                            $    55,245             $    75,635
   Reconciliation of net income to net
    cash provided by operating
    activities:
     Depreciation and amortization            31,715                  27,519
     Minority interest in subsidiaries             -                     (57)
     Deferred income taxes                     8,904                   5,615
     Gain on disposal of properties             (243)                     (4)
     Income tax benefit from exercise
       of stock options                          252                   1,402
     Changes in assets and liabilities:
       Receivables                            (4,801)                (16,371)
       Inventories                            13,981                  (6,125)
       Other assets                           (5,881)                 (5,570)
       Current liabilities                    21,298                  (1,425)
       Other liabilities                       1,992                     (55)
       Other, net                             (2,597)                    184
                                          ----------              ----------

Net cash provided by operating activities    119,865                  80,748
                                          ----------              ----------

Cash flows from investing activities
   Capital expenditures                      (32,660)                (38,349)
   Businesses acquired                             -                 (15,245)
   Proceeds from sales of properties           2,476                     222
   Escrowed IRB proceeds                      (1,891)                      -
                                          ----------              ----------

Net cash used in investing activities        (32,075)                (53,372)
                                          ----------              ----------

Cash flows from financing activities
   Acquisition of treasury stock                   -                 (24,878)
   Repayments of long-term debt              (64,879)                (18,475)
   Proceeds from stock options exercised         902                   2,591
   Proceeds from issuance of
     long-term debt                           10,000                       -
                                          ----------              ----------

Net cash used in financing activities        (53,977)                (40,762)
                                          ----------              ----------

Effect of exchange rate changes on cash         (561)                   (924)
                                          ----------              ----------


MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(In thousands)
                                               For the Nine Months Ended
                                    September 29, 2001   September 23, 2000

Increase (decrease) in cash
   and cash equivalents                       33,252                 (14,310)

Cash and cash equivalents at the
   beginning of the period                   100,268                 149,454
                                          ----------              ----------

Cash and cash equivalents at the
   end of the period                     $   133,520             $   135,144
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

Note 4 - Comprehensive Income

     Comprehensive income for the Company consists of net income and other comprehensive income. Total comprehensive income was $23,627,000 and $15,811,000 for the quarters ending September 29, 2001, and September 23, 2000, respectively and was $52,311,000 and $68,518,000 for the nine-month periods ending September 29, 2001, and September 23, 2000, respectively. Included in "Accumulated other comprehensive income (loss)" were cumulative changes in the fair value of certain derivative financial instruments which qualify for hedge accounting totaling $2.8 million at September 29, 2001, and none at December 30, 2000.


Note 5 - Industry Segments

     Summarized segment information is as follows:

(In thousands)
                                               For the Quarter Ended
                                    September 29, 2001      September 23, 2000
Net sales:
   Standard Products Division            $   188,345             $   226,342
   Industrial Products Division               60,745                  72,735
   Other Businesses                            5,870                   5,833
   Elimination of intersegment sales          (1,522)                   (893)
                                          ----------              ----------
                                         $   253,438             $   304,017
                                          ==========              ==========


Operating income:
   Standard Products Division            $    29,743             $    26,612
   Industrial Products Division                3,225                   5,334
   Other Businesses                              497                     725
   Unallocated expenses                       (2,592)                 (2,430)
                                          ----------              ----------
                                         $    30,873             $    30,241
                                          ==========              ==========

(In thousands)
                                              For the Nine Months Ended
                                    September 29, 2001      September 23, 2000
Net sales:
   Standard Products Division            $   606,397             $   701,456
   Industrial Products Division              195,206                 231,526
   Other Businesses                           17,638                  19,940
   Elimination of intersegment sales          (3,204)                 (2,075)
                                          ----------              ----------
                                         $   816,037             $   950,847
                                          ==========              ==========


Operating income:
   Standard Products Division            $    86,132             $   102,174
   Industrial Products Division               12,525                  23,423
   Other Businesses                            2,286                   3,588
   Unallocated expenses                      (11,026)                 (9,709)
                                          ----------              ----------
                                         $    89,917             $   119,476
                                          ==========              ==========


Note 6 - Adoption of a New Accounting Standard

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

     The Company occasionally uses financial instruments, including forward contracts and interest rate swap contracts, to manage its exposures to movements in foreign exchange rates, commodity prices, and interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk and variability to the Company. The Company does not hold or issue derivative financial instruments for trading purposes.

     During the first nine months of 2001, the Company utilized foreign currency forward contracts to offset the effect of exchange rate fluctuations on certain foreign sales and the collection of the receivables related to these sales. These foreign sales were primarily denominated in the Euro, British pound sterling, and Swedish krona. In addition, the Company used copper and natural gas forward contracts to manage the volatility related to certain copper and natural gas purchases. The Company also entered into interest rate swaps that effectively fix the interest payments of certain floating rate debt instruments. At September 29, 2001, the Company had interest rate swap contracts outstanding with a notional principal amount of $10 million, which expire in 2008. These derivative financial instruments are accounted for as cash flow hedges. The fair value of these contracts and instruments at September 29, 2001 and changes in their fair values during the third quarter and first nine months of 2001 were not material to the consolidated financial statements of the Company.

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

     New housing starts and commercial construction are important determinants of the Company's sales to the HVAC, refrigeration, and plumbing markets because the principal end use of a significant portion of the Company's products is in the construction of single and multi-family housing and commercial buildings.

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


Results of Operations

     Net income was $19.0 million, or 51 cents per diluted share, for the third quarter of 2001, compared with net income of $19.3 million, or 50 cents per diluted share, for the same period of 2000. Weighted average shares outstanding plus assumed conversions used to compute diluted earnings per share were 37.3 million during the third quarter of 2001 versus 38.3 million for the third quarter last year. Year-to-date, net income was $55.2 million, or $1.48 per diluted share, compared with net income of $75.6 million, or $1.97 per diluted share, for 2000.

     During the third quarter of 2001, the Company's net sales were $253.4 million, which compares with net sales of $304.0 million, or a 16.6 percent decrease over the same period of 2000. Net sales were $816.0 million in the first nine months of 2001 compared with $950.8 million in 2000. The average price of copper was approximately 10 percent lower in the first nine months of 2001 compared with the same period of 2000, which contributed to the decrease in net sales. During the third quarter of 2001, the Company's manufacturing businesses shipped 173.6 million pounds of product compared to 193.3 million pounds in the same quarter of 2000. The Company shipped
535.8 million pounds of product in the first nine months of 2001 compared with 602.8 million in the same period of 2000. This decline in volume reflects the overall slowdown in the economy.

     Cost of goods sold decreased from $242.1 million in the third quarter of 2000 to $190.8 million in the same period of 2001. Selling, general, and administrative expense also decreased from $22.4 million in 2000 to $21.1 million in the third quarter of 2001. The decreases in these operating costs are attributable to the decline in volume experienced in the third quarter. Depreciation and amortization increased to $10.7 million in the third quarter of 2001 compared with $9.2 million in 2000. Production efficiencies at certain manufacturing locations contributed to the increase in third quarter gross profit. Operating income was partially offset by losses at our European operations.

     Interest expense for the third quarter of 2001 totaled $0.7 million compared with $2.2 million in the same quarter of 2000. For the first nine months of 2001, interest expense was $2.8 million compared with $7.1 million for the same period of 2000. The Company capitalized $1.4 million and $0.9 million of interest related to capital improvement programs in the first three quarters of 2001 and 2000, respectively. Total interest in the third quarter and first nine months of 2001 decreased due to rate reductions following the restructuring of the Company's bank credit facility late in 2000, combined with lower funded balances.

     The Company's effective income tax rate for the first nine months of 2001 was 38.0 percent compared with 36.9 percent for the same period of last year.


Liquidity and Capital Resources

     Cash provided by operating activities during the first nine months of 2001 totaled $119.9 million, which is primarily attributable to net income, depreciation and amortization, decreased inventories, and increased current liabilities. During the first nine months of 2001, the Company used $32.1 million in investing activities, consisting primarily of capital expenditures. The Company also used $54.0 million for financing activities during the nine-month period consisting primarily of $64.9 million for repayments of long-term debt, offset by $10.0 million of proceeds from the issuance of Industrial Revenue Bonds (IRB). Existing cash balances, cash from operations, and IRB proceeds were used to fund the year-to-date investing and financing activities.

     On October 18, 1999, the Company's Board of Directors authorized the repurchase of up to four million shares of the Company's common stock from time-to-time through open market transactions or through privately negotiated transactions. During 2000, this authorization was expanded to purchase up to 10 million shares. During the third quarter, the authorization was extended through October 2002. The Company will have no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. The purchases will be funded primarily through existing cash and cash from operations. The Company may hold such shares in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through September 29, 2001, the Company has repurchased approximately 2.3 million shares under this authorization. There were no shares repurchased during the first three quarters of 2001.

     The Company has an unsecured $200 million revolving credit facility (the Credit Facility), which matures in November 2003. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) LIBOR plus a variable premium or (ii) the larger of Prime or the Federal Funds rate plus
 .50 percent. LIBOR advances may be based upon the one, two, three, or six-month LIBOR. The variable premium over LIBOR is based on certain financial ratios and can range from 25 to 40 basis points. At September 29, 2001, the premium was 25 basis points. Additionally, a facility fee is payable quarterly on the total commitment and varies from 12.5 to 22.5 basis points based upon the Company's capitalization ratios. When funded debt is 50 percent or more of the commitment, a utilization fee is payable quarterly on the average loan balance outstanding and varies from 0 to 20 basis points based upon the capitalization ratio. Availability of funds under the Credit Facility is reduced by the amount of certain outstanding letters of credit, which totaled approximately $6.5 million at September 29, 2001. At September 29, 2001, the Company's total debt was $52.0 million or 7.2 percent of its total capitalization.

     The Company's financing obligations contain various covenants which require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. The Company is in compliance with all debt covenants.

     The Company expects to invest approximately $50 million for capital improvements and additions in 2001, the majority of which relate to projects approved and initiated during the previous year. The modernization of the Company's European copper tube operations is nearing completion. This investment, totaling approximately $40 million, will upgrade the casting,
extrusion, and drawing processes.   The Company expects to recognize certain
benefits of cost reductions and productivity improvements during the remainder of 2001.

     On February 13, 2001, the Company, through a wholly owned subsidiary, issued $10 million of 2001 Series IRBs. The Company entered into an interest rate swap agreement, which fixes the interest rate at 6.63 percent for seven years. Subsequent to the seven-year period, the rate will convert to LIBOR plus .90 percent. The IRBs call for quarterly interest payments from June 1, 2001 to March 1, 2021 and for quarterly principal payments of $250 thousand plus interest from June 1, 2011 to March 1, 2021. Proceeds from these 2001 Series IRBs are being used to fund a new extrusion press in the Company's tube mill in Fulton, Mississippi.

     Management believes that cash provided by operations and currently available cash of $133.5 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio is 3.1 to 1 at September 29, 2001.


Item 3.  Quantitative and Qualitative Disclosure of Market Risk


     Quantitative and qualitative disclosures about market risk are incorporated herein by reference to Part II, Item 7A, of the Company's Report on Form 10-K for the year ended December 30, 2000.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a)   Exhibits

                19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended September 29, 2001. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

          (b) During the quarter ended September 29, 2001, the Registrant filed no Current Reports on Form 8-K.


Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2001.


                                       MUELLER INDUSTRIES, INC.


                                       /s/ KENT A. MCKEE
                                       Kent A. McKee
                                       Vice President and
                                       Chief Financial Officer


                                       /s/ RICHARD W. CORMAN
                                       Richard W. Corman
                                       Corporate Controller

                                EXHIBIT INDEX

Exhibits    Description                                                 Page

19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended September 29, 2001. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.