Form 10-K
period 2001-12-29
MUELLER INDUSTRIES INC
filed 2002-03-25
CIK 89439

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001     Commission file number 1-6770

                          MUELLER INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)

               Delaware                               25-0790410
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)             Identification No).

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The number of shares of the Registrant's common stock outstanding as of March 12, 2002 was 33,610,755 excluding 6,480,747 treasury shares. The aggregate market value of the 33,377,210 shares of common stock held by non-affiliates of the Registrant was $1,155,852,782 at March 12, 2002 (based on the closing price on the consolidated transaction reporting system on that date).

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into this
Report: (1) Registrant's Annual Report to Stockholders for the year ended December 29, 2001 (Part I and II); Registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, scheduled to be mailed on or about March 25, 2002 (Part III).

                          MUELLER INDUSTRIES, INC.


                            ---------------------


As used in this report, the terms "Company", "Mueller" and "Registrant" mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

                            --------------------


                              TABLE OF CONTENTS


                                                                      Page

Part I
   Item 1.   Business                                                   3
   Item 2.   Properties                                                 9
   Item 3.   Legal Proceedings                                         11
   Item 4.   Submission of Matters to a Vote of Security Holders       11


Part II
   Item 5.   Market for the Registrant's Common Stock and Related
                Stockholder Matters                                    11
   Item 6.   Selected Financial Data                                   11
   Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    11
   Item 7A.  Quantitative and Qualitative Disclosures About
                Market Risk                                            12
   Item 8.   Financial Statements and Supplementary Data               12
   Item 9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                    12


Part III
   Item 10.  Directors and Executive Officers of the Registrant        12
   Item 11.  Executive Compensation                                    12
   Item 12.  Security Ownership of Certain Beneficial Owners and
                Management                                             12
   Item 13.  Certain Relationships and Related Transactions            12


Part IV
   Item 14.  Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                            13


Signatures                                                             16

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

     The Company's businesses are managed and organized into three segments:
(i) Standard Products Division ("SPD"); (ii) Industrial Products Division ("IPD"); and (iii) Other Businesses. SPD manufactures and sells copper tube, copper and plastic fittings, and valves. Outside of the United States, SPD manufactures copper tube in Europe. SPD sells these products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers. IPD manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. IPD sells its products primarily to original equipment manufacturers ("OEMs"), many of which are in the HVAC, plumbing, and refrigeration markets. Other Businesses include Utah Railway Company and other natural resource properties and interests. SPD and IPD account for more than 98 percent of consolidated net sales and more than 83 percent of consolidated total assets. The majority of the Company's manufacturing facilities operated at high levels during 2001, 2000, and 1999.

     Information concerning segments appears under "Note 13 - Industry Segments" in the Notes to Consolidated Financial Statements in Mueller's Annual Report to Stockholders for the year ended December 29, 2001. Such information is incorporated herein by reference.

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

     During 1998, the Company acquired Halstead Industries, Inc.
("Halstead"). Halstead operates a tube mill in Wynne, Arkansas, and a line sets factory in Clinton, Tennessee. This acquisition expanded the Company's copper tube and line sets businesses and created opportunities for improved production and distribution efficiency. Following the acquisition, Halstead's name was changed to Mueller Copper Tube Products, Inc. Also, in 1998, the Company acquired B&K Industries, Inc. ("B&K"), an importer and distributor of residential and commercial plumbing products. The acquisition of B&K facilitated the sale of Mueller's manufactured products in the large, and growing, retail marketplace. In 1997, the Company acquired copper tube manufacturing operations in England and France. These acquisitions established a significant manufacturing and sales presence in Europe for the Company's operations.

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

     The businesses in which SPD is engaged are highly competitive. The principal methods of competition for Mueller's products are customer service, availability, and price. The total amount of order backlog for SPD as of December 29, 2001 was not significant.

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

Industrial Products Division

     Mueller's Industrial Products Division includes brass rod, nonferrous forgings, and impact extrusions that are sold primarily to OEMs in the plumbing, refrigeration, fluid power, and automotive industries, as well as to other manufacturers and distributors. The Port Huron, Michigan mill extrudes brass, bronze, and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter. These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, and electrical conductivity. IPD also manufactures brass and aluminum forgings which are used in a wide variety of end products, including automotive components, brass fittings, industrial machinery, valve bodies, gear blanks, and computer hardware. The Company also serves the automotive, military ordnance, aerospace, and general manufacturing industries with cold-formed aluminum and copper impact extrusions. Typical applications for impacts are high strength ordnance, high-conductivity electrical components, builders' hardware, hydraulic systems, automotive parts, and other uses where toughness must be combined with varying complexities of design and finish. Other products include valves and custom OEM products for refrigeration and air-conditioning applications, and shaped and formed tube, produced to tight tolerances, for baseboard heating, appliances, medical instruments, etc. The total amount of order backlog for IPD as of December 29, 2001 was not significant.

     During 2000, the Company completed two acquisitions: (i) Micro Gauge, Inc. and a related business, Microgauge Machining, Inc., a specialized machining operation and (ii) Propipe Technologies, Inc., a fabricator of gas train manifold systems.

     In 1998, the Company acquired Lincoln Brass Works, Inc. ("Lincoln"), which operates manufacturing facilities in Jacksboro, Tennessee and Waynesboro, Tennessee. Lincoln produces custom control valve assemblies, custom metal assemblies, gas delivery systems and tubular products primarily for the gas appliance market. Lincoln is a large consumer of the Company's brass rod and forgings.

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

   Other Properties

     The Company periodically receives royalties on natural resource properties which it formerly owned or operated. The amount and frequency of the royalty receipts is dependent upon levels of production from the properties. The Company does not actively operate any natural resource properties.

Labor Relations

     At December 29, 2001, the Company employed approximately 3,750 employees of which approximately 1,650 were represented by various unions. Union contracts at the Company's European operations are renewed annually. Other contracts expire on various dates through April 2004.

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

Environmental Matters

     Compliance with environmental laws and regulations is a matter of high priority. Mueller's provision for environmental compliance includes charges of $3.6 million in 2001 and $2.0 million in 2000. There was no provision for
1999.   Except as discussed below, the Company does not anticipate that it will need to make material expenditures for such compliance activities during the remainder of the 2002 fiscal year, or for the next two fiscal years.

  Mining Remedial Recovery Company

     Mining Remedial Recovery Company ("MRRC"), a wholly-owned subsidiary of Arava, was formed for the purpose of managing the remediation of certain properties and the appropriate disposition thereof.

      Mammoth Mine Site

     MRRC owns title to certain inactive mines in Shasta County, California. MRRC has continued a program, begun in the late 1980s, of sealing mine portals with concrete plugs in mine adits which were discharging water. The sealing program has achieved a reduction in the metal load in discharges from these adits; however, additional reductions are being required. In response to a 1996 Order issued by the California Regional Water Quality Control Board ("QCB"), MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage. In December 1998, the QCB issued a new order extending MRRC's time to comply with water quality standards until December 1, 2003. MRRC agreed to continue remedial activities to reduce or prevent discharge of acid mine drainage and submitted to the QCB in July 2000 a Use Attainability Analysis ("UAA"), which is under review. MRRC is currently engaged in water monitoring and reporting to support data under review in the UAA. MRRC estimates it will spend between $0.5 and $1.0 million on planned remedial activities. Further remediation may be required depending on QCB's acceptance of the UAA and how effective MRRC's remedial options are in reducing acid rock drainage.

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

     In 1991, Lead Refinery also responded to an information request under Superfund regarding the site in East Chicago, Indiana. In 1992, the EPA advised Lead Refinery of its intent to list the property as a Superfund site; however, as of March 23, 2001, the EPA has deferred such listing. In 1993, Lead Refinery entered into a Consent Order with the EPA pursuant to Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"). The consent Order covers remediation activities at the East Chicago, Indiana site and provides for Lead Refinery to complete certain on-site interim remedial activities and studies that extend off-site. In November 1996, the EPA approved, with modifications, the Interim Stabilization Measures Workplan and designated a Corrective Action Management Unit ("CAMU") at the Lead Refinery site. Site activities, which began in December 1996, should be substantially concluded in the third quarter of 2002. Costs for remaining cleanup efforts are estimated to be between $0.5 and $1.5 million. In the process of remediating the site, Lead Refinery identified petroleum contamination on site. As a result, Lead Refinery installed a slurry wall around the CAMU and initiated characterization of areas suspected to have petroleum contamination. Lead Refinery has addressed this contamination pursuant to plans approved by the EPA. Additionally, Lead Refinery has conducted initial investigations to determine if other contamination exists that is not addressed by the Consent Order. Lead Refinery, without additional assistance from MRRC, lacks the financial resources needed to complete any additional remediation determined to be required and intends to seek financial assistance from other PRPs to permit Lead Refinery to conduct a private-party cleanup under RCRA, to the extent available under applicable law and regulations.

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

  Other

     In 1998 and 1997, in connection with acquisitions, the Company established environmental reserves to fund the cost of remediation at sites currently or formerly owned by various acquired entities. The Company, through its acquired subsidiaries, is engaged in ongoing remediation and site characterization studies.

      Mueller Copper Tube Products, Inc.

     In 1999, Mueller Copper Tube Products, Inc. ("MCTP"), commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant. MCTP is currently removing trichloroethene, a cleaning solvent formerly used by MCTP, from the soil and groundwater. On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater, from the Arkansas Department of Environmental Quality. The Company anticipates that MCTP will spend up to an estimated $3.5 million over the next several years on these activities and established a reserve for this project in connection with the acquisition of MCTP.

Other Business Factors

     The Registrant's business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held. In addition, expenditures for company-sponsored research and development activities were not material during 2001, 2000, or 1999. No material portion of the Registrant's business involves governmental contracts.

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

                 Approximate
Location         Property Size               Description

Fulton, MS       418,000 sq. ft.    Copper tube mill.  Facility includes
                   52.37 acres      casting, extruding, and finishing
                                    equipment to produce copper tubing,
                                    including tube feed stock for the
                                    Company's copper fittings plants
                                    and Precision Tube factory.

Fulton, MS       103,000 sq. ft.    Casting facility.  Facility includes
                    11.9 acres      casting equipment to produce copper
                                    billets used in the adjoining copper
                                    tube mill.

Wynne, AR        682,000 sq. ft.(1) Copper tube mill. Facility includes
                    39.2 acres      extrusion and finishing equipment to
                                    produce copper tubing and copper tube
                                    line sets.

Fulton, MS        58,500 sq. ft.    Packaging and bar coding facility for
                   15.53 acres      retail channel sales.

Fulton, MS        70,000 sq. ft.(2) Copper fittings plant.  High-volume
                    7.68 acres      facility that produces copper fittings
                                    using tube feed stock from the
                                    Company's adjacent copper tube mill.

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

                 Approximate
Location         Property Size               Description

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

Waynesboro, TN    57,000 sq. ft.(3) Gas valve plant.  Facility produces
                     5.0 acres      brass valves and assemblies for the
                                    gas appliance industry.

North Wales, PA  174,000 sq. ft.    Precision Tube factory.  Facility
                    18.9 acres      fabricates copper tubing, copper
                                    alloy tubing, aluminum tubing, and
                                    fabricated tubular products.

Salisbury, MD     12,000 sq. ft.(4) Coaxial cable plant.  Facility
                                    manufactures semi-rigid coaxial cable
                                    and high-performance cable assemblies.

Brighton, MI      65,000 sq. ft.(4) Machining operation.  Facility
                                    machines component parts for supply
                                    to automotive industry.

Middletown, OH    55,000 sq. ft.    Fabricating facility.  Produces burner
                     2.0 acres      systems and manifolds for the gas
                                    appliance industry.

In addition, the Company owns and/or leases other properties used as distribution centers and corporate offices.
(1) Facility is located on land leased from a local municipality, with an option to purchase at nominal cost.
(2) Facility is leased under a long-term lease agreement, with an option to purchase at nominal cost.
(3) Facility is leased from a local municipality for a nominal amount.
(4) Facility is leased under an operating lease.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

     The information required by Item 5 of this Report is included under the caption "Capital Stock Information" in the Registrant's Annual Report to Stockholders for the year ended December 29, 2001, which information is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

     Selected financial data are included under the caption "Selected Financial Data" in the Registrant's Annual Report to Stockholders for the year ended December 29, 2001, which selected financial data is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations is contained under the caption "Financial Review" in the Registrant's Annual Report to Stockholders for the year ended December 29, 2001, and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are contained in the caption "Financial Review" in the Registrant's Annual Report to Stockholders for the year ended December 29, 2001, and is incorporated herein by reference.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is contained under the caption "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 25, 2002 and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is contained under the caption "Executive Compensation" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 25, 2002 and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is contained under the captions "Principal Stockholders" and "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 25, 2002 and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

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

       10.1   Credit Agreement among Mueller Industries, Inc. (as
              Borrower) and Michigan National Bank and other banking institutions and Michigan National Bank (as Agent) dated as of November 29, 2000 (Incorporated herein by reference to Exhibit
              10.1 of the Registrant's Report on Form 10-K, dated March 26, 2001, for the fiscal year ended December 30, 2000).

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

       10.7 Summary description of the Registrant's 2002 bonus plan for certain key employees.

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

      10.13 Mueller Industries, Inc. Deferred Compensation Plan, effective December 1, 2000 (Incorporated herein by reference to Exhibit
              10.13 of the Registrant's Report on Form 10-K, dated March 26, 2001, for the fiscal year ended December 30, 2000).

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

       13.0 Mueller Industries, Inc.'s Annual Report to Stockholders for the year ended December 29, 2001. Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Annual Report on Form 10-K.

       21.0   Subsidiaries of the Registrant.

       23.0 Consent of Independent Auditor (Includes report on Financial Statement Schedule).

(b) During the three months ended December 29, 2001, no Current Reports on Form 8-K were filed.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2002.

                          MUELLER INDUSTRIES, INC.

                            /S/ HARVEY L. KARP
                            Harvey L. Karp, Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                       Title                            Date

 /S/ HARVEY L. KARP         Chairman of the Board, and Director March 25, 2002
     Harvey L. Karp

 /S/ GARY S. GLADSTEIN      Director                            March 25, 2002
     Gary S. Gladstein

 /S/ ROBERT B. HODES        Director                            March 25, 2002
     Robert B. Hodes

 /S/ G.E. MANOLOVICI        Director                            March 25, 2002
     G.E. Manolovici

 /S/ WILLIAM D. O'HAGAN     President, Chief Executive Officer, March 25, 2002
     William D. O'Hagan     Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

                             Signature and Title                      Date


                             /S/ KENT A. MCKEE                  March 25, 2002
                                 Kent A. McKee
                                 Vice President and
                                 Chief Financial Officer
                                 (Principal Accounting Officer)

                             /S/ RICHARD W. CORMAN              March 25, 2002
                                 Richard W. Corman
                                 Corporate Controller

                        INDEX TO FINANCIAL STATEMENTS



     The consolidated financial statements, together with the report thereon of Ernst & Young LLP dated February 5, 2002, appearing on page 22 through and including 53, of the Company's 2001 Annual Report to Stockholders are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, no other information appearing in the 2001 Annual Report to Stockholders is deemed to be filed as part of this Annual Report on Form 10-K under Item 8. The following Consolidated Financial Statement Schedule should be read in conjunction with the consolidated financial statements in such 2001 Annual Report to Stockholders. Consolidated Financial Statement Schedules not included with this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.




                        FINANCIAL STATEMENT SCHEDULE


                                                                      Page

Schedule for the fiscal years ended December 29, 2001, December 30, 2000, and December 25, 1999.

     Valuation and Qualifying Accounts (Schedule II)                   18

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 29, 2001, December 30, 2000, and December 25, 1999 (In thousands)

                                                                         Additions
                                                              -------------------------------
                                          Balance at           Charged to                                                Balance
                                          beginning            costs and             Other                               at end
                                           of year              expenses           additions         Deductions          of year
                                         ------------         ------------        -----------       -----------       -----------
2001
Allowance for doubtful accounts          $      5,612         $      1,704        $         -       $       743       $     6,573

Environmental reserves                   $      9,862         $      3,600        $       311 (1)   $     4,570       $     9,203

Severance and related                    $      2,187         $        707        $         -       $     2,880       $        14

Other reserves (4)                       $     11,332         $          -        $         -       $     8,026       $     3,306

Valuation allowance for deferred
  tax assets                             $     34,286         $        678        $    24,530 (2)   $       959       $    58,535

2000
Allowance for doubtful accounts          $      5,367         $        663        $       131 (3)   $       549       $     5,612

Environmental reserves                   $     12,965         $      2,049        $        75 (3)   $     5,227       $     9,862

Severance and related                    $      1,558         $      2,100        $         -       $     1,471       $     2,187

Other reserves (4)                       $     10,034         $          -        $     2,248 (3)   $       950       $    11,332

Valuation allowance for deferred
  tax assets                             $     51,312         $          -        $     1,013 (2)   $    18,039       $    34,286

1999
Allowance for doubtful accounts          $      4,929         $      1,503        $         -       $     1,065       $     5,367

Environmental reserves                   $     16,321         $          -        $         -       $     3,356       $    12,965

Severance and related                    $      9,266         $          -        $         -       $     7,708       $     1,558

Other reserves (4)                       $     15,748         $          -        $         -       $     5,714       $    10,034

Valuation allowance for deferred
  tax assets                             $     46,592         $          -        $    12,940 (2)   $     8,220       $    51,312

(1)   Balance reclassified from other liabilities.
(2)   Other additions to the valuation allowance for deferred tax assets relate to capital loss carryforwards, foreign net operating loss carryforwards, and foreign audit and withholding allowances.
(3)   Resulted from acquisitions.
(4)   Other reserves are included in the balance sheet captions "Other current liabilities" and "Other noncurrent liabilities".

                                      -18-

                                EXHIBIT INDEX

Exhibits       Description                                            Page

10.7 Summary description of the Registrant's 2002 bonus plan for certain key employees.

13.0 Mueller Industries, Inc.'s Annual Report to Stockholders for the year ended December 29, 2001. Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Annual Report on Form 10-K.

21.0  Subsidiaries of the Registrant.

23.0  Consent of Independent Auditors (Includes report on
      Financial Statement Schedule).