Form 10-Q
period 2002-03-30
MUELLER INDUSTRIES INC
filed 2002-04-24
CIK 89439

                                     2002

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 30, 2002      Commission file number 1-6770

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

The number of shares of the Registrant's common stock outstanding as of April 17, 2002, was 33,823,446.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                     For the Period Ended March 30, 2002

                                   INDEX



Part I. Financial Information                                        Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Consolidated Statements of Income
               for the quarters ended
               March 30, 2002 and March 31, 2001                       3

          b.)  Consolidated Balance Sheets
               as of March 30, 2002 and December 29, 2001              4

          c.)  Consolidated Statements of Cash Flows
               for the quarters ended March 30, 2002
               and March 31, 2001                                      6

          d.)  Notes to Consolidated Financial Statements              8


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     10

     Item 3.  Quantitative and Qualitative Disclosure
              of Market Risk                                          13

Part II. Other Information

     Item 6.  Exhibits and Reports on Form 8-K                        14

Signatures                                                            15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                               For the Quarter Ended
                                        March 30, 2002          March 31, 2001
Net sales                                $   268,024             $   276,578

Cost of goods sold                           208,490                 218,116
                                          ----------              ----------
   Gross profit                               59,534                  58,462

Depreciation and amortization                  9,759                  10,527
Selling, general, and
   administrative expense                     22,717                  22,556
                                          ----------              ----------
   Operating income                           27,058                  25,379

Interest expense                                (493)                 (1,424)
Environmental expense                           (175)                   (761)
Other income, net                              1,636                   1,766
                                          ----------              ----------
   Income before income taxes                 28,026                  24,960

Current income tax expense                    (7,477)                 (7,784)
Deferred income tax expense                   (2,613)                 (1,707)
                                          ----------              ----------
   Total income tax expense                  (10,090)                 (9,491)
                                          ----------              ----------

Net income                               $    17,936             $    15,469
                                          ==========              ==========

Weighted average shares
   for basic earnings per share               33,506                  33,368
Effect of dilutive stock options               3,823                   3,766
                                          ----------              ----------
Adjusted weighted average shares
   for diluted earnings per share             37,329                  37,134
                                          ----------              ----------

Basic earnings per share                 $      0.54             $      0.46
                                          ==========              ==========

Diluted earnings per share               $      0.48             $      0.42
                                          ==========              ==========




See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                        March 30, 2002       December 29, 2001
Assets

Current assets:
   Cash and cash equivalents             $   107,410             $   121,862

   Accounts receivable, less allowance
     for doubtful accounts of $6,684 in
     2002 and $6,573 in 2001                 172,422                 148,808

   Inventories:
     Raw material and supplies                26,231                  28,185
     Work-in-process                          19,903                  16,346
     Finished goods                           77,337                  82,098
                                          ----------              ----------
   Total inventories                         123,471                 126,629

   Other current assets                        5,851                   6,614
                                          ----------              ----------
     Total current assets                    409,154                 403,913

Property, plant, and equipment, net          385,441                 387,533
Goodwill, net                                 98,749                  98,749
Other assets                                  25,497                  25,870
                                          ----------              ----------
                                         $   918,841             $   916,065
                                          ==========              ==========





















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                        March 30, 2002       December 29, 2001
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $     3,986             $     3,996
   Accounts payable                           45,808                  34,209
   Accrued wages and other employee costs     21,577                  21,349
   Other current liabilities                  43,723                  41,934
                                          ----------              ----------
     Total current liabilities               115,094                 101,488

Long-term debt                                15,955                  46,977
Pension and postretirement liabilities        19,494                  22,746
Environmental reserves                         9,068                   9,203
Deferred income taxes                         53,738                  51,768
Other noncurrent liabilities                  10,363                  10,679
                                          ----------              ----------
     Total liabilities                       223,712                 242,861
                                          ----------              ----------

Minority interest in subsidiaries                271                     271

Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                   -                       -
   Series A junior participating
     preferred stock - $1.00 par value;
     shares authorized 15,000;
     none outstanding                              -                       -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 33,615,075
     in 2002 and 33,466,512 in 2001              401                     401
   Additional paid-in capital, common        261,395                 261,647
   Retained earnings                         550,057                 532,122
   Accumulated other comprehensive loss      (18,765)                (22,038)
   Treasury common stock, at cost            (98,230)                (99,199)
                                          ----------              ----------
   Total stockholders' equity                694,858                 672,933

Commitments and contingencies (Note 2)             -                       -
                                          ----------              ----------
                                         $   918,841             $   916,065
                                          ==========              ==========




See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                              For the Quarter Ended
                                        March 30, 2002          March 31, 2001
Cash flows from operating activities
   Net income                            $    17,936             $    15,469
   Reconciliation of net income to net
    cash provided by operating
    activities:
     Depreciation and amortization             9,759                  10,527
     Income tax benefit from exercise
       of stock options                        2,245                       -
     Deferred income taxes                     2,613                   1,707
     Gain on disposal of properties             (497)                     (6)
     Changes in assets and liabilities:
       Receivables                           (24,025)                (22,614)
       Inventories                             2,874                  11,434
       Other assets                             (249)                   (160)
       Current liabilities                    14,696                  (6,552)
       Other liabilities                        (346)                    669
       Other, net                                826                    (181)
                                          ----------              ----------

Net cash provided by operating activities     25,832                  10,293
                                          ----------              ----------

Cash flows from investing activities
   Capital expenditures                       (8,761)                 (9,500)
   Proceeds from sales of properties             552                      10
   Escrowed IRB proceeds                         539                  (5,646)
                                          ----------              ----------

Net cash used in investing activities         (7,670)                (15,136)
                                          ----------              ----------

Cash flows from financing activities
   Acquisition of treasury stock              (2,283)                      -
   Proceeds from issuance of
     long-term debt                                -                  10,000
   Repayments of long-term debt              (31,032)                (16,673)
   Proceeds from the sale of
     treasury stock                              756                     276
                                          ----------              ----------

Net cash used in financing activities        (32,559)                 (6,397)
                                          ----------              ----------

Effect of exchange rate changes on cash          (55)                 (1,413)
                                          ----------              ----------

See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(In thousands)
                                              For the Quarter Ended
                                        March 30, 2002          March 31, 2001
Decrease in cash
   and cash equivalents                  $   (14,452)            $   (12,653)

Cash and cash equivalents at the
   beginning of the period                   121,862                 100,268
                                          ----------              ----------

Cash and cash equivalents at the
   end of the period                     $   107,410             $    87,615
                                          ==========              ==========




































See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


General

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. This quarterly report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K, including the annual financial statements incorporated therein by reference.

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


Note 3 - Amortization of Goodwill

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142), effective for fiscal years beginning after December 15, 2001. These Statements eliminated the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill. SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001, of which the Company had no such activity. At the beginning of fiscal 2002, the Company adopted SFAS No. 142. Under the new standard, purchased goodwill is no longer amortized over its useful life but will be subject to annual impairment tests. Therefore, the Company did not incur any goodwill amortization expense during the first quarter of 2002. Goodwill amortization expense recorded in the first quarter of 2001 was $1.1 million, which had a negative impact of $1.0 million on net income, or 3 cents per diluted share. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of the beginning of its fiscal year. The Company believes the results of the impairment tests associated with the adoption of FAS No. 142, will not have a significant effect on its earnings or its financial position.


Note 4 - Industry Segments

     Summarized segment information is as follows:

(In thousands)
                                               For the Quarter Ended
                                        March 30, 2002          March 31, 2001
Net sales:
   Standard Products Division            $   192,486             $   203,521
   Industrial Products Division               69,987                  68,966
   Other Businesses                            6,583                   5,058
   Elimination of intersegment sales          (1,032)                   (967)
                                          ----------              ----------
                                         $   268,024             $   276,578
                                          ==========              ==========


Operating income:
   Standard Products Division            $    23,791             $    23,770
   Industrial Products Division                5,668                   5,129
   Other Businesses                            1,356                     269
   Unallocated expenses                       (3,757)                 (3,789)
                                          ----------              ----------
                                         $    27,058             $    25,379
                                          ==========              ==========

Note 5 - Comprehensive Income

     Comprehensive income is as follows:

(In thousands)
                                               For the Quarter Ended
                                        March 30, 2002          March 31, 2001
Comprehensive income:
   Net income                            $    17,936             $    15,469
   Other comprehensive income (loss):
      Cumulative translation adjustments        (825)                 (6,157)
      Minimum pension liability
         adjustment                            2,907                       -
      Change in the fair value
         of derivatives                        1,190                    (127)
                                          ----------              ----------
                                         $    21,208             $     9,185
                                          ==========              ==========


Note 6 - Recently Issued Accounting Standards

     The FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No.143) in June 2001. SFAS No.143 applies to legal obligations associated with the retirement of certain tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 will not have a significant effect on earnings or the financial position of the Company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

     Mueller Industries, Inc. is a leading manufacturer of copper tube and fittings; brass and copper alloy rod, bar and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic fittings and valves; refrigeration valves and fittings; and fabricated tubular products. Mueller's operations are located throughout the United States and in Canada, Mexico, France, and Great Britain. The Company also owns a short line railroad in Utah.

     The Company's businesses are managed and organized into three segments:
(i) Standard Products Division (SPD); (ii) Industrial Products Division
(IPD); and (iii) Other Businesses. SPD manufactures and sells copper tube, and copper and plastic fittings and valves. Outside of the United States, SPD manufactures copper tube in Europe. SPD sells these products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers. IPD manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. IPD sells its products primarily to original equipment manufacturers (OEMs), many of which are in the HVAC, plumbing and refrigeration markets. Other Businesses is composed primarily of Utah Railway Company. SPD and IPD account for more than 98 percent of consolidated net sales and more than 83 percent of consolidated total assets.

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


Results of Operations

     Net income was $17.9 million, or 48 cents per diluted share, for the first quarter of 2002, which compares with net income of $15.5 million, or 42 cents per diluted share, for the same period of 2001.

     During the first quarter of 2002, the Company's net sales were $268.0 million compared with net sales of $276.6 million over the same period of 2001. The average price of copper was approximately 12 percent less in the first quarter of 2002 compared with the first quarter of 2001, which contributed to the decrease in net sales. Pounds shipped totaled 194.9 million compared with shipments of 175.8 million in the first quarter of 2001.

     Cost of goods sold decreased from $218.1 million in the first quarter of 2001 to $208.5 million in the same period of 2002, despite the 10.9 percent increase in volume. This decrease is attributable to reductions in raw material costs, primarily copper, cost containment measures, and production efficiencies, primarily at our Bilston copper tube mill.

     Depreciation and amortization expense decreased to $9.8 million for the first quarter of 2002 compared with $10.5 million during the first quarter of 2001. The decrease was due to discontinuing goodwill amortization as described in Note 3, offset by increased depreciation due to recent capital expenditures. Selling, general, and administrative expense was $22.7 million for the first quarter of 2002 compared with $22.6 million for the same period of 2001.

     First quarter earnings include a modest profit from our European operations, representing a turnaround from losses incurred in prior years. Although consolidated volumes are returning to levels present before the recent economic slowdown, spreads in certain product lines have declined resulting in lower margins.

     Interest expense in the first quarter of 2002 totaled $0.5 million, which was $0.9 million less than the first quarter of 2001. The Company capitalized $0.5 million of interest related to capital improvement programs in the first quarter of 2001 while none was capitalized in 2002. Total interest in the first quarter of 2002 decreased due to lower funded balances.

     The Company's effective income tax rate for the first quarter of 2002 was 36.0 percent compared with 38.0 percent for the first quarter of last year. This rate decrease is due to realization of tax benefits attributable to European earnings.

Liquidity and Capital Resources

     Cash provided by operating activities in the first quarter of 2002 totaled $25.8 million, which is primarily attributable to net income, depreciation and amortization, and increased current liabilities, offset by increased receivables. Fluctuations in the cost of copper and other raw materials affect the Company's liquidity. Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.

     During the first quarter of 2002, the Company used $7.7 million for investing activities, consisting primarily of $8.8 million for capital expenditures. The Company also used $32.6 million for financing activities during the quarter, consisting primarily of $31.0 million for repayments of long-term debt. Existing cash balances, cash from operations and escrowed IRB proceeds were used to fund the first quarter investing and financing activities.

     During the first quarter, the Chairman of the Company's Board of Directors, Mr. Harvey L. Karp, exercised options to purchase 200,000 shares of Company stock. As provided in Mr. Karp's option agreement, the Company withheld the number of shares, at their fair market value, sufficient to cover the minimum withholding taxes incurred by the exercise. These shares withheld have been classified as acquisition of treasury stock on the Company's Consolidated Statement of Cash Flows. The income tax benefit of $2.2 million from the exercise of stock options was recognized as a direct addition to additional paid-in capital and, therefore, had no effect on the Company's earnings.

     On October 18, 1999, the Company's Board of Directors authorized the repurchase of up to four million shares of the Company's common stock from time-to-time over the next year through open market transactions or through privately negotiated transactions. During 2000, this authorization was expanded and extended to repurchase up to a total of ten million shares. During 2001, the authorization was extended through October, 2002. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. The purchases will be funded primarily through existing cash and cash from operations. The Company may hold such shares in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through March 30, 2002, the Company has repurchased approximately 2.3 million shares under this authorization.

     The Company has an unsecured $200 million revolving credit facility (the Credit Facility), which matures in November 2003. At March 30, 2002, there were no outstanding borrowings under the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) LIBOR plus a variable premium or (ii) the larger of Prime, or the Federal Funds rate plus .50 percent. LIBOR advances may be based upon the one, two, three, or six-month LIBOR. The variable premium over LIBOR is based on certain financial ratios, and can range from 25 to 40 basis points. Additionally, a facility fee is payable quarterly on the total commitment and varies from 12.5 to 22.5 basis points based upon the Company's capitalization ratios. When funded debt is 50 percent or more of the commitment, a utilization fee is payable quarterly on the average loan balance outstanding and varies from 0 to 20 basis points based upon the capitalization ratio. Availability of funds under the Credit Facility is reduced by the amount of certain outstanding letters of credit, which totaled approximately $6.4 million at March 30, 2002.

     Under the above Agreement the Company is required, among other things, to maintain certain minimum levels of net worth and meet certain minimum financial ratios. The Company is in compliance with all debt covenants.

     The Company's major capital projects were substantially complete in 2001, including casting facilities at the Company's brass rod mill, modernization of the European copper tube mill, and installation of an additional extrusion press at the Company's Fulton, Mississippi, copper tube mill. The Company expects to invest between $35 and $40 million for capital projects during 2002.

     Management believes that cash provided by operations and currently available cash of $107.4 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio is 3.6 to 1 at March 30, 2002.


Item 3. Quantitative and Qualitative Disclosure of Market Risk

     Quantitative and qualitative disclosures about market risk are incorporated herein by reference to Part II, Item 7A, of the Company's Report on Form 10-K for the year ended December 29, 2001.

Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended March 30, 2002. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

         (b) During the quarter ended March 30, 2002, the Registrant filed no Current Reports on Form 8-K.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2002.


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