Form 10-Q
period 2002-06-29
MUELLER INDUSTRIES INC
filed 2002-07-25
CIK 89439

                                     2002


                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended June 29, 2002     Commission file number 1-6770


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


The number of shares of the Registrant's common stock outstanding as of July 24, 2002, was 34,305,039.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                     For the Period Ended June 29, 2002

                                   INDEX



Part I. Financial Information                                        Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Consolidated Statements of Income
               for the quarters and six months ended
               June 29, 2002 and June 30, 2001                         3

          b.)  Consolidated Balance Sheets
               as of June 29, 2002 and December 29, 2001               5

          c.)  Consolidated Statements of Cash Flows
               for the six months ended June 29, 2002
               and June 30, 2001                                       7

          d.)  Notes to Consolidated Financial Statements              9


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     12

     Item 3.  Quantitative and Qualitative Disclosure
              of Market Risk                                          16

Part II. Other Information

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                        16

     Item 5.  Other Information                                       17

     Item 6.  Exhibits and Reports on Form 8-K                        17

Signatures                                                            18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                                  For the Quarter Ended
                                           June 29, 2002         June 30, 2001
Net sales                                   $   277,241           $   286,021

Cost of goods sold                              216,318               219,090
                                             ----------            ----------
   Gross profit                                  60,923                66,931

Depreciation and amortization                     9,839                10,505
Selling, general, and
   administrative expense                        23,086                22,761
                                             ----------            ----------
   Operating income                              27,998                33,665

Interest expense                                   (343)                 (680)
Environmental reserves                             (230)                 (856)
Other income, net                                 1,426                 1,369
                                             ----------            ----------
   Income before income taxes                    28,851                33,498

Current income tax expense                       (6,112)              (10,150)
Deferred income tax expense                      (4,274)               (2,573)
                                             ----------            ----------
   Total income tax expense                     (10,386)              (12,723)
                                             ----------            ----------

Net income                                  $    18,465           $    20,775
                                             ==========            ==========

Weighted average shares
   for basic earnings per share                  33,940                33,399
Effect of dilutive stock options                  3,258                 3,882
                                             ----------            ----------
Adjusted weighted average shares
   for diluted earnings per share                37,198                37,281
                                             ----------            ----------

Basic earnings per share                    $      0.54           $      0.62
                                             ==========            ==========

Diluted earnings per share                  $      0.50           $      0.56
                                             ==========            ==========




See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                                 For the Six Months Ended
                                           June 29, 2002         June 30, 2001
Net sales                                   $   545,265           $   562,599

Cost of goods sold                              424,808               437,206
                                             ----------            ----------
   Gross profit                                 120,457               125,393

Depreciation and amortization                    19,598                21,032
Selling, general, and
   administrative expense                        45,803                45,317
                                             ----------            ----------
   Operating income                              55,056                59,044

Interest expense                                   (836)               (2,104)
Environmental reserves                             (405)               (1,617)
Other income, net                                 3,062                 3,135
                                             ----------            ----------
   Income before income taxes                    56,877                58,458

Current income tax expense                      (13,589)              (17,918)
Deferred income tax expense                      (6,887)               (4,296)
                                             ----------            ----------
   Total income tax expense                     (20,476)              (22,214)
                                             ----------            ----------

Net income                                  $    36,401           $    36,244
                                             ==========            ==========

Weighted average shares
   for basic earnings per share                  33,724                33,383
Effect of dilutive stock options                  3,543                 3,824
                                             ----------            ----------
Adjusted weighted average shares
   for diluted earnings per share                37,267                37,207
                                             ----------            ----------

Basic earnings per share                    $      1.08           $      1.09
                                             ==========            ==========

Diluted earnings per share                  $      0.98           $      0.97
                                             ==========            ==========






See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                           June 29, 2002     December 29, 2001
Assets

Current assets:
   Cash and cash equivalents                $   129,178           $   121,862

   Accounts receivable, less allowance
     for doubtful accounts of $6,579 in
     2002 and $6,573 in 2001                    183,711               148,808

   Inventories:
     Raw material and supplies                   27,232                28,185
     Work-in-process                             22,737                16,346
     Finished goods                              82,441                82,098
                                             ----------            ----------
   Total inventories                            132,410               126,629

   Other current assets                           4,559                 6,614
                                             ----------            ----------
     Total current assets                       449,858               403,913

Property, plant, and equipment, net             385,006               387,533
Goodwill, net                                    98,749                98,749
Other assets                                     24,347                25,870
                                             ----------            ----------
                                            $   957,960           $   916,065
                                             ==========            ==========





















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
                                           June 29, 2002     December 29, 2001
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt        $     3,860           $     3,996
   Accounts payable                              54,947                34,209
   Accrued wages and other employee costs        24,845                21,349
   Other current liabilities                     40,181                41,934
                                             ----------            ----------
     Total current liabilities                  123,833               101,488

Long-term debt                                   15,047                46,977
Pension and postretirement liabilities           19,464                22,746
Environmental reserves                            9,245                 9,203
Deferred income taxes                            56,570                51,768
Other noncurrent liabilities                     10,522                10,679
                                             ----------            ----------
     Total liabilities                          234,681               242,861
                                             ----------            ----------

Minority interest in subsidiaries                   337                   271

Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                      -                     -
   Series A junior participating preferred
     stock - $1.00 par value; shares
     authorized 15,000; none outstanding              -                     -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 34,114,943
     in 2002 and 33,466,512 in 2001                 401                   401
   Additional paid-in capital, common           259,961               261,647
   Retained earnings                            568,523               532,122
   Accumulated other comprehensive
     loss                                       (10,819)              (22,038)
   Treasury common stock, at cost               (95,124)              (99,199)
                                             ----------            ----------
   Total stockholders' equity                   722,942               672,933
                                             ----------            ----------

Commitments and contingencies (Note 2)                -                     -
                                             ----------            ----------
                                            $   957,960           $   916,065
                                             ==========            ==========



See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                                 For the Six Months Ended
                                           June 29, 2002         June 30, 2001
Cash flows from operating activities

   Net income                               $    36,401           $    36,244
   Reconciliation of net income to net
    cash provided by operating activities:
     Depreciation and amortization               19,598                21,032
     Income tax benefit from exercise of
       stock options                             10,252                   252
     Deferred income taxes                        6,887                 4,296
     Gain on disposal of properties                (962)                  (10)
     Minority interest in subsidiaries               66                     -
     Changes in assets and liabilities:
       Receivables                              (32,553)              (23,898)
       Inventories                               (4,443)               22,579
       Other assets                                (895)               (7,028)
       Current liabilities                       21,170                21,293
       Other liabilities                            342                   236
       Other, net                                    68                (2,012)
                                             ----------            ----------
Net cash provided by operating activities        55,931                72,984
                                             ----------            ----------

Cash flows from investing activities

   Capital expenditures                         (13,568)              (23,018)
   Escrowed IRB proceeds                          2,206                (4,672)
   Proceeds from sales of properties              1,485                 2,236
                                             ----------            ----------
Net cash used in investing activities            (9,877)              (25,454)
                                             ----------            ----------

Cash flows from financing activities

   Repayments of long-term debt                 (32,066)              (18,348)
   Acquisition of treasury stock                (10,450)                    -
   Proceeds from the sale of treasury stock       2,587                   867
   Proceeds from issuance of long-term debt           -                10,000
                                             ----------            ----------
Net cash used in financing activities           (39,929)               (7,481)
                                             ----------            ----------

Effect of exchange rate changes on cash           1,191                  (588)
                                             ----------            ----------



See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                                 For the Six Months Ended
                                           June 29, 2002         June 30, 2001
Increase in cash
   and cash equivalents                           7,316                39,461

Cash and cash equivalents at the
   beginning of the period                      121,862               100,268
                                             ----------            ----------

Cash and cash equivalents at the
   end of the period                        $   129,178           $   139,729
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


Note 3 - Amortization of Goodwill

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142), effective for fiscal years beginning after December 15, 2001. These Statements eliminated the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill. SFAS
No. 141 applies to all business combinations with a closing date after June 30, 2001, of which the Company had no such activity. At the beginning of fiscal 2002, the Company adopted SFAS No. 142. Under the new standard, purchased goodwill is no longer amortized over its useful life but will be subject to annual impairment tests. Therefore, the Company did not incur any goodwill amortization expense during the first half of 2002. Goodwill amortization expense recorded in the second quarter of 2001 was $1.1 million, which had a negative impact of $1.0 million on net income, or 3 cents per diluted share. For the first six months of 2001, goodwill amortization expense was $2.2 million, which had a negative impact of $1.9 million on net income, or 5 cents per diluted share.

     During the quarter ended June 29, 2002, the Company performed the first of the required impairment tests of goodwill. No impairment loss resulted from the initial goodwill impairment test.

Note 4 - Industry Segments

     Summarized segment information is as follows:
(In thousands)

                                                  For the Quarter Ended
                                           June 29, 2002         June 30, 2001
Net sales:
   Standard Products Division               $   198,407           $   214,531
   Industrial Products Division                  74,937                65,495
   Other Businesses                               5,514                 6,710
   Elimination of intersegment sales             (1,617)                 (715)
                                             ----------            ----------
                                            $   277,241           $   286,021
                                             ==========            ==========


Operating income:
   Standard Products Division               $    24,298           $    32,620
   Industrial Products Division                   5,803                 4,170
   Other Businesses                                 998                 1,520
   Unallocated expenses                          (3,101)               (4,645)
                                             ----------            ----------
                                            $    27,998           $    33,665
                                             ==========            ==========

                                                 For the Six Months Ended
                                           June 29, 2002         June 30, 2001
Net sales:
   Standard Products Division               $   390,893           $   418,052
   Industrial Products Division                 144,924               134,461
   Other Businesses                              12,097                11,768
   Elimination of intersegment sales             (2,649)               (1,682)
                                             ----------            ----------
                                            $   545,265           $   562,599
                                             ==========            ==========


Operating income:
   Standard Products Division               $    48,089           $    56,390
   Industrial Products Division                  11,471                 9,299
   Other Businesses                               2,354                 1,789
   Unallocated expenses                          (6,858)               (8,434)
                                             ----------            ----------
                                            $    55,056           $    59,044
                                             ==========            ==========

Note 5 - Comprehensive Income

     Comprehensive income is as follows:
(In thousands)

                                                  For the Quarter Ended
                                           June 29, 2002         June 30, 2001
Comprehensive income:
   Net income                               $    18,465           $    20,775
   Other comprehensive income (loss):
      Cumulative translation adjustments          7,947                   300
      Minimum pension liability adjustment          110                     -
      Change in the fair value
        of derivatives                             (110)               (1,578)
                                             ----------            ----------
                                            $    26,412           $    19,497
                                             ==========            ==========

                                                 For the Six Months Ended
                                           June 29, 2002         June 30, 2001
Comprehensive income:
   Net income                               $    36,401           $    36,244
   Other comprehensive income (loss):
      Cumulative translation adjustments          7,122                (5,856)
      Minimum pension liability adjustment        3,017                     -
      Change in the fair value
        of derivatives                            1,080                (1,706)
                                             ----------            ----------
                                            $    47,620           $    28,682
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


Results of Operations

     Net income was $18.5 million, or 50 cents per diluted share, for the second quarter of 2002, compared with net income of $20.8 million, or 56 cents per diluted share, for the same period of 2001. Year-to-date, net income was $36.4 million, or 98 cents per diluted share, compared with net income of $36.2 million, or 97 cents per diluted share, for 2001.

     During the second quarter of 2002, the Company's net sales were $277.2 million, which compares with net sales of $286.0 million, or a three percent decrease over the same period of 2001. Net sales were $545.3 million in the first half of 2002 compared with $562.6 million in 2001.
The average price of copper was approximately six percent lower in the first half of 2002 compared with the same period of 2001, which contributed to the decrease in net sales. During the second quarter of 2002, the Company's manufacturing businesses shipped 198 million pounds of product compared to 186 million pounds in the same quarter of 2001. The Company shipped 393 million pounds of product in the first half of 2002 compared with 362 million in the same period of 2001.

     Cost of goods sold decreased from $219.1 million in the second quarter of 2001 to $216.3 million in the same period of 2002. This decrease was attributable to lower material costs and production efficiencies. Selling, general, and administrative expense increased from $22.8 million in 2001 to $23.1 million in the second quarter of 2002, resulting from the increase in volume. Depreciation and amortization expense decreased to $9.8 million and $19.6 million for the second quarter and first half of 2002, respectively, compared with $10.5 million in the second quarter and $21.0 million in the first half of 2001. The decrease was due to discontinuing goodwill amortization as described in Note 3, offset by increased depreciation due to recent capital expenditures.

     Second quarter and first half operating income decreased from the comparable periods in the prior year primarily due to reduced spreads in certain product lines, primarily domestic and European copper tube. The Company's European operations were below break-even in the second quarter, but still show a modest profit for the first half of 2002.

     Interest expense for the second quarter of 2002 totaled $0.3 million compared with $0.7 million in the same quarter of 2001. For the first six months of 2002, interest expense was $0.8 million compared with $2.1 million for the same period of 2001. The Company capitalized $0.4 million of interest related to capital improvement programs in the first half of 2001 while none was capitalized in 2002. Total interest in the second quarter and first half of 2002 decreased due to lower funded balances.

     The Company's effective income tax rate for the first half of 2002 was
36.0 percent compared with 38.0 percent for the first half of last year. This rate decrease is due to realization of tax benefits attributable to European earnings.


Liquidity and Capital Resources

     Cash provided by operating activities in the first half of 2002 totaled $55.9 million which is primarily attributable to net income, depreciation and amortization, income tax benefit from exercise of stock options, deferred income taxes, and increased current liabilities, offset by increased receivables.

     During the first six months of 2002, the Company used $9.9 million for investing activities, consisting primarily of $13.6 million for capital expenditures. The Company also used $39.9 million for financing activities consisting of $32.1 million for repayments of long-term debt and $10.5 million for repurchases of treasury stock. Existing cash balances, cash from operations, and IRB proceeds were used to fund the first half investing and financing activities.

     During the six months ended June 29, 2002, the Chairman of the Company's Board of Directors, Mr. Harvey L. Karp, exercised options to purchase 914,300 shares of Company stock. As provided in Mr. Karp's option agreement, the Company withheld the number of shares, at their fair market value, sufficient to cover the minimum withholding taxes incurred by the exercise. These shares withheld have been classified as acquisition of treasury stock on the Company's Consolidated Statement of Cash Flows. The income tax benefit of $10.3 million from the exercise of stock options was recognized as a direct addition to additional paid-in capital and, therefore, had no effect on the Company's earnings.

     On October 18, 1999, the Company's Board of Directors authorized the repurchase of up to four million shares of the Company's common stock from time-to-time over the next year through open market transactions or through privately negotiated transactions. During 2000, this authorization was expanded and extended to repurchase up to a total of ten million shares. During 2001, the authorization was extended through October, 2002. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. The purchases will be funded primarily through existing cash and cash from operations. The Company may hold such shares in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through June 29, 2002, the Company has repurchased approximately 2.3 million shares under this authorization.

     The Company has an unsecured $200 million revolving credit facility (the Credit Facility), which matures in November 2003. At June 29, 2002, there were no outstanding borrowings under the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) LIBOR plus a variable premium or (ii) the larger of Prime, or the Federal Funds rate plus .50 percent. LIBOR advances may be based upon the one, two, three, or six-month LIBOR. The variable premium over LIBOR is based on certain financial ratios, and can range from 25 to 40 basis points. Additionally, a facility fee is payable quarterly on the total commitment and varies from 12.5 to 22.5 basis points based upon the Company's capitalization ratios. When funded debt is 50 percent or more of the commitment, a utilization fee is payable quarterly on the average loan balance outstanding and varies from 0 to 20 basis points based upon the capitalization ratio. Availability of funds under the Credit Facility is reduced by the amount of certain outstanding letters of credit, which totaled approximately $5.7 million at June 29, 2002.

     Under the above Agreement the Company is required, among other things, to maintain certain minimum levels of net worth and meet certain minimum financial ratios. The Company is in compliance with all debt covenants.

     The Company's major capital projects were substantially complete in 2001, including casting facilities at the Company's brass rod mill, modernization of the European copper tube mill, and installation of an additional extrusion press at the Company's Fulton, Mississippi, copper tube mill. The Company expects to invest between $25 and $35 million for capital projects during 2002.

     Management believes that cash provided by operations and currently available cash of $129.2 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio is 3.6 to 1 at June 29, 2002.


Item 3.  Quantitative and Qualitative Disclosure of Market Risk


     Quantitative and qualitative disclosures about market risk are incorporated herein by reference to Part II, Item 7A, of the Company's Report on Form 10-K for the year ended December 29, 2001.


Part II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


     On May 9, 2002, the Company held its Annual Meeting of Stockholders at which three proposals were voted upon: (i) election of directors; (ii) adoption of the Company's 2002 Stock Option Plan; and (iii) the approval of the appointment of auditors. The following persons were duly elected to serve, subject to the Company's Bylaws, as Directors of the Company until the next Annual Meeting, or until election and qualification of their successors:


                                   Votes in Favor       Votes Withheld

     Gennaro J. Fulvio               29,667,203              328,302
     Gary S. Gladstein               29,699,995              295,510
     Robert B. Hodes                 29,417,714              577,791
     Harvey L. Karp                  29,598,565              396,940
     William D. O'Hagan              29,645,199              350,306


     The proposal to approve the 2002 Stock Option Plan was ratified by 18,824,969 votes in favor, 11,019,091 votes against, and 151,445 votes abstaining. The proposal to approve the appointment of Ernst & Young LLP as the Company's auditors was ratified by 29,091,482 votes in favor, 877,984 votes against, and 26,039 votes abstaining.

     There were no broker non-votes pertaining to these proposals.

Item 5.  Other Information

     The following discussion updates the disclosure in Item 1, Business, in the Company's Annual Report on Form 10-K, for the year ended December 29, 2001.

Labor Relations

     The union contract covering employees at the Company's Fulton, Mississippi copper tube mill expires August 1, 2002, and the union contract covering employees at the Company's subsidiary, Lincoln Brass Works, Inc., in Jacksboro, Tennessee expires August 31, 2002. Negotiations between the Company and union representatives are ongoing. The Company expects to renew these contracts without material disruption of its operations.


Item 6.     Exhibits and Reports on Form 8-K

          (a) Exhibits

              19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended June 29, 2002. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

          (b) During the quarter ended June 29, 2002, the Registrant filed no Current Reports on Form 8-K.


Items 1, 2, and 3 are not applicable and have been omitted.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 25, 2002.


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