Form 10-Q
period 2002-09-28
MUELLER INDUSTRIES INC
filed 2002-11-05
CIK 89439

                                     2002


                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended September 28, 2002  Commission file number 1-6770


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


The number of shares of the Registrant's common stock outstanding as of October 31, 2002, was 34,254,319.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                    For the Period Ended September 28, 2002

                                   INDEX



Part I. Financial Information                                        Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Consolidated Statements of Income
               for the quarters and nine months ended
               September 28, 2002 and September 29, 2001               3

          b.)  Consolidated Balance Sheets
               as of September 28, 2002 and December 29, 2001          7

          c.)  Consolidated Statements of Cash Flows
               for the nine months ended September 28, 2002
               and September 29, 2001                                  9

          d.)  Notes to Consolidated Financial Statements             11


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     15

     Item 3.  Quantitative and Qualitative Disclosure
              of Market Risk                                          19

     Item 4.  Controls and Procedures                                 19


Part II. Other Information

     Item 5.  Other Information                                       19

     Item 6.  Exhibits and Reports on Form 8-K                        20

Signatures                                                            21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands)
                                                  For the Quarter Ended
                                       September 28, 2002    September 29, 2001
Net sales                                   $   238,481           $   247,568

Cost of goods sold                              187,353               186,462
                                             ----------            ----------
   Gross profit                                  51,128                61,106

Depreciation and amortization                     9,735                10,518
Selling, general, and
   administrative expense                        21,915                20,891
                                             ----------            ----------
   Operating income                              19,478                29,697

Interest expense                                   (320)                 (660)
Environmental expense                              (483)               (1,349)
Other income, net                                 1,105                 1,703
                                             ----------            ----------
   Income from continuing operations
     before income taxes                         19,780                29,391

Current income tax benefit (expense)              9,102                (6,569)
Deferred income tax expense                      (4,016)               (4,594)
                                             ----------            ----------
   Total income tax benefit (expense)             5,086               (11,163)
                                             ----------            ----------

Income from continuing operations                24,866                18,228

Discontinued operations:
   Income from operation of discontinued
     operations, net of tax                         643                   773
   Gain on sale of Other Businesses, net
     of tax                                      21,123                     -
                                             ----------            ----------

Net income                                  $    46,632           $    19,001
                                             ==========            ==========

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME (continued)
(Unaudited)
(In thousands, except per share data)
                                                  For the Quarter Ended
                                       September 28, 2002    September 29, 2001
Weighted average shares
   for basic earnings per share                  34,269                33,424
Effect of dilutive stock options                  2,568                 3,874
                                             ----------            ----------
Adjusted weighted average shares
   for diluted earnings per share                36,837                37,298
                                             ----------            ----------

Basic earnings per share:
   From continuing operations               $      0.72           $      0.55
   From discontinued operations                    0.02                  0.02
   From gain on sale of Other Businesses           0.62                     -
                                             ----------            ----------

Basic earnings per share                    $      1.36           $      0.57
                                             ==========            ==========

Diluted earnings per share:
   From continuing operations               $      0.68           $      0.49
   From discontinued operations                    0.02                  0.02
   From gain on sale of Other Businesses           0.57                     -
                                             ----------            ----------

Diluted earnings per share                  $      1.27           $      0.51
                                             ==========            ==========





















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME (continued)
(Unaudited)
(In thousands)
                                                  For the Nine Months ended
                                       September 28, 2002    September 29, 2001
Net sales                                   $   771,649           $   798,399

Cost of goods sold                              604,329               615,363
                                             ----------            ----------
   Gross profit                                 167,320               183,036

Depreciation and amortization                    29,011                31,220
Selling, general, and
   administrative expense                        67,500                65,845
                                             ----------            ----------
   Operating income                              70,809                85,971

Interest expense                                 (1,156)               (2,764)
Environmental expense                              (888)               (2,966)
Other income, net                                 4,147                 4,785
                                             ----------            ----------
   Income from continuing operations
     before income taxes                         72,912                85,026

Current income tax expense                       (3,087)              (23,475)
Deferred income tax expense                     (10,870)               (8,857)
                                             ----------            ----------
   Total income tax expense                     (13,957)              (32,332)
                                             ----------            ----------

Income from continuing operations                58,955                52,694

Discontinued operations:
   Income from operation of discontinued
     operations, net of tax                       2,955                 2,551
   Gain on sale of Other Businesses, net
     of tax                                      21,123                     -
                                             ----------            ----------

Net income                                  $    83,033           $    55,245
                                             ==========            ==========

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME (continued)
(Unaudited)
(In thousands, except per share data)
                                                  For the Nine Months Ended
                                       September 28, 2002    September 29, 2001
Weighted average shares
   for basic earnings per share                  33,905                33,396
Effect of dilutive stock options                  3,218                 3,841
                                             ----------            ----------
Adjusted weighted average shares
   for diluted earnings per share                37,123                37,237
                                             ----------            ----------

Basic earnings per share:
   From continuing operations               $      1.74           $      1.57
   From discontinued operations                    0.09                  0.08
   From gain on sale of Other Businesses           0.62                     -
                                             ----------            ----------

Basic earnings per share                    $      2.45           $      1.65
                                             ==========            ==========

Diluted earnings per share:
   From continuing operations               $      1.59           $      1.41
   From discontinued operations                    0.08                  0.07
   From gain on sale of Other Businesses           0.57                     -
                                             ----------            ----------

Diluted earnings per share                  $      2.24           $      1.48
                                             ==========            ==========





















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
                                       September 28, 2002     December 29, 2001
Assets

Current assets:
   Cash and cash equivalents                $   184,570           $   121,862

   Accounts receivable, less allowance
     for doubtful accounts of $6,791 in
     2002 and $6,573 in 2001                    151,285               148,808

   Inventories:
     Raw material and supplies                   23,074                28,185
     Work-in-process                             22,083                16,346
     Finished goods                              92,318                82,098
                                             ----------            ----------
   Total inventories                            137,475               126,629

   Other current assets                           4,414                 6,614
                                             ----------            ----------
     Total current assets                       477,744               403,913

Property, plant, and equipment, net             361,818               387,533
Goodwill, net                                    98,749                98,749
Other assets                                     51,303                25,870
                                             ----------            ----------
                                            $   989,614           $   916,065
                                             ==========            ==========





















See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)
(In thousands, except share data)
                                       September 28, 2002     December 29, 2001
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt        $     3,652           $     3,996
   Accounts payable                              40,059                34,209
   Accrued wages and other employee costs        25,023                21,349
   Other current liabilities                     43,969                41,934
                                             ----------            ----------
     Total current liabilities                  112,703               101,488

Long-term debt                                   14,224                46,977
Pension and postretirement liabilities           19,324                22,746
Environmental reserves                            9,158                 9,203
Deferred income taxes                            56,624                51,768
Other noncurrent liabilities                     10,672                10,679
                                             ----------            ----------
     Total liabilities                          222,705               242,861
                                             ----------            ----------

Minority interest in subsidiaries                   337                   271

Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                      -                     -
   Series A junior participating preferred
     stock - $1.00 par value; shares
     authorized 15,000; none outstanding              -                     -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 34,254,319
     in 2002 and 33,466,512 in 2001                 401                   401
   Additional paid-in capital, common           258,939               261,647
   Retained earnings                            615,155               532,122
   Accumulated other comprehensive
     loss                                       (13,075)              (22,038)
   Treasury common stock, at cost               (94,848)              (99,199)
                                             ----------            ----------
   Total stockholders' equity                   766,572               672,933
                                             ----------            ----------

Commitments and contingencies (Note 2)                -                     -
                                             ----------            ----------
                                            $   989,614           $   916,065
                                             ==========            ==========



See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                                 For the Nine Months Ended
                                       September 28, 2002    September 29, 2001
Cash flows from operating activities

   Income from continuing operations        $    58,955           $    52,694
   Reconciliation of income from continuing
    operations to net cash provided by
    operating activities:
     Depreciation and amortization               29,011                31,220
     Income tax benefit from exercise of
       stock options                             13,205                   252
     Deferred income taxes                       10,870                 8,857
     Minority interest in subsidiaries               66                     -
     Gain on disposal of properties                (880)                 (243)
     Changes in assets and liabilities:
       Receivables                               (5,622)               (3,963)
       Inventories                               (9,377)               13,981
       Other assets                              (1,391)               (3,626)
       Current liabilities                       (5,347)               19,021
       Other liabilities                            229                 1,992
       Other, net                                   136                (2,597)
                                             ----------            ----------
Net cash provided by operating activities        89,855               117,588
                                             ----------            ----------

Cash flows from investing activities

   Proceeds from the sale of discontinued
     operations                                  55,403                     -
   Escrowed IRB proceeds                          2,206                (1,891)
   Proceeds from sales of properties              1,485                 2,476
   Capital expenditures                         (17,944)              (32,387)
   Businesses acquired                          (27,555)                    -
                                             ----------            ----------
Net cash provided by (used in)
  investing activities                           13,595               (31,802)
                                             ----------            ----------

Cash flows from financing activities

   Proceeds from stock options exercised          3,191                   902
   Proceeds from issuance of long-term debt           -                10,000
   Acquisition of treasury stock                (14,753)                    -
   Repayments of long-term debt                 (33,097)              (64,879)
                                             ----------            ----------
Net cash used in financing activities           (44,659)              (53,977)
                                             ----------            ----------



MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
                                                 For the Nine Months Ended
                                       September 28, 2002    September 29, 2001
Effect of exchange rate changes on cash             495                  (561)
                                             ----------            ----------

Increase in cash
   and cash equivalents                          59,286                31,248

Cash provided by discontinued operations          3,422                 2,004

Cash and cash equivalents at the
   beginning of the period                      121,862               100,268
                                             ----------            ----------

Cash and cash equivalents at the
   end of the period                        $   184,570           $   133,520
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


Note 3 - Amortization of Goodwill

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective for fiscal years beginning after December 15, 2001. These Statements eliminated the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill. SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. At the beginning of fiscal 2002, the Company adopted SFAS No. 142. Under the new standard, purchased goodwill is no longer amortized over its useful life but will be subject to annual impairment tests. Therefore, the Company did not incur any goodwill amortization expense during the first nine months of 2002. Goodwill amortization expense recorded in the third quarter of 2001 was $1.1 million, which had a negative impact of $1.0 million on net income, or 3 cents per diluted share. For the first nine months of 2001, goodwill amortization expense was $3.3 million, which had a negative impact of $2.9 million on net income, or 8 cents per diluted share.


Note 4 - Industry Segments

     Summarized segment information is as follows:

(In thousands)

                                                  For the Quarter Ended
                                       September 28, 2002    September 29, 2001
Net sales:
   Standard Products Division               $   172,375           $   188,345
   Industrial Products Division                  67,946                60,745
   Elimination of intersegment sales             (1,840)               (1,522)
                                             ----------            ----------
                                            $   238,481           $   247,568
                                             ==========            ==========


Operating income:
   Standard Products Division               $    18,249           $    29,743
   Industrial Products Division                   4,640                 3,225
   Unallocated expenses                          (3,411)               (3,271)
                                             ----------            ----------
                                            $    19,478           $    29,697
                                             ==========            ==========

                                                  For the Nine Months Ended
                                       September 28, 2002    September 29, 2001
Net sales:
   Standard Products Division               $   563,268           $   606,397
   Industrial Products Division                 212,870               195,206
   Elimination of intersegment sales             (4,489)               (3,204)
                                             ----------            ----------
                                            $   771,649           $   798,399
                                             ==========            ==========


Operating income:
   Standard Products Division               $    66,338           $    86,132
   Industrial Products Division                  16,111                12,525
   Unallocated expenses                         (11,640)              (12,686)
                                             ----------            ----------
                                            $    70,809           $    85,971
                                             ==========            ==========

     Prior to the third quarter of 2002, the Company's operations included a segment classified as Other Businesses. The primary business included in the caption of Other Businesses was the operation of Utah Railway Company. As described in Note 6, the Utah Railway Company was sold during the third quarter, and its operations have been classified as discontinued operations in the Consolidated Statements of Income. The above summarized segment information has been restated to conform to the current period presentation. Other operations formerly included in the Other Businesses segment, which consist primarily of expenses related to retiree benefits at inactive operations, are included in the Unallocated expenses classification.


Note 5 - Comprehensive Income

     Comprehensive income is as follows:

(In thousands)

                                                  For the Quarter Ended
                                       September 28, 2002    September 29, 2001
Comprehensive income:
   Net income                               $    46,632           $    19,001
   Other comprehensive income (loss):
      Cumulative translation adjustments           (348)                5,741
      Minimum pension liability adjustment       (1,146)                  (13)
      Change in the fair value
        of derivatives                             (762)               (1,102)
                                             ----------            ----------
                                            $    44,376           $    23,627
                                             ==========            ==========

                                                  For the Nine Months Ended
                                       September 28, 2002    September 29, 2001
Comprehensive income:
   Net income                               $    83,033           $    55,245
   Other comprehensive income (loss):
      Cumulative translation adjustments          6,774                  (115)
      Minimum pension liability adjustment        1,871                   (13)
      Change in the fair value
        of derivatives                              318                (2,806)
                                             ----------            ----------
                                            $    91,996           $    52,311
                                             ==========            ==========

Note 6 - Discontinued Operations

     On August 28, 2002, the Company completed the sale of its wholly owned subsidiary, Utah Railway Company, to Genessee & Wyoming Inc. Proceeds from the sale were approximately $55.4 million, subject to final working capital adjustments. The Company recognized a gain of $21.1 million (net of income taxes of $11.6 million) from the sale. The primary assets sold included approximately $4.3 million of accounts receivable and $18.1 million of net property, plant, and equipment.

     As a result of the sale of the Utah Railway Company, the following results formerly classified in the Other Businesses segment have been presented as discontinued operations in the accompanying consolidated statements of income:

(In thousands)

                                                  For the Quarter Ended
                                       September 28, 2002    September 29, 2001
Net sales                                   $     3,297           $     5,870
                                             ----------            ----------

Income before taxes                                 880                 1,228
Income tax expense                                 (237)                 (455)
                                             ----------            ----------
Income from operation of discontinued
   operations                                       643                   773
Gain on sale of Other Businesses, net
     of tax                                      21,123                     -
                                             ----------            ----------
                                            $    21,766           $       773
                                             ==========            ==========

                                                  For the Nine Months Ended
                                       September 28, 2002    September 29, 2001
Net sales                                   $    15,394           $    17,638
                                             ----------            ----------

Income before taxes                               4,625                 4,051
Income tax expense                               (1,670)               (1,500)
                                             ----------            ----------
Income from operation of discontinued
   operations                                     2,955                 2,551
Gain on sale of Other Businesses, net
     of tax                                      21,123                     -
                                             ----------            ----------
                                            $    24,078           $     2,551
                                             ==========            ==========

Note 7 - Income tax benefit (expense)

     The sale of Utah Railway Company enabled the Company to utilize previously unrecognized capital loss carryforwards. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the recognition of this capital loss carryforward benefit of $12.7 million was classified as a reduction to current income taxes on continuing operations, resulting in a net current income tax benefit for the third quarter of 2002.


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

     The Company's businesses are managed and organized into two segments:
(i) Standard Products Division (SPD) and (ii) Industrial Products Division
(IPD). SPD manufactures and sells copper tube, and copper and plastic fittings and valves. Outside of the United States, SPD manufactures copper tube in Europe. SPD sells these products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers. IPD manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. IPD sells its products primarily to original equipment manufacturers (OEMs), many of which are in the HVAC, plumbing and refrigeration markets. SPD and IPD account for more than 83 percent of consolidated total assets.

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

Results of Operations

     Income from continuing operations was $24.9 million, or 68 cents per diluted share, for the third quarter of 2002, compared with income from continuing operations of $18.2 million, or 49 cents per diluted share, for the same period of 2001. Weighted average shares outstanding plus assumed conversions used to compute diluted earnings per share were 36.8 million during the third quarter of 2002 versus 37.3 million for the third quarter last year. Year-to-date, income from continuing operations was $59.0 million, or $1.59 per diluted share, compared with income from continuing operations of $52.7 million, or $1.41 per diluted share, for 2001.

     During the third quarter of 2002, the Company's net sales were $238.5 million, which compares with net sales of $247.6 million, or a 3.7 percent decrease from the same period of 2001. Net sales were $771.6 million in the first nine months of 2002 compared with $798.4 million in 2001. The average price of copper was approximately 2.5 percent lower in the first nine months of 2002 compared with the same period of 2001, which contributed to the decrease in net sales. During the third quarter of 2002, the Company's manufacturing businesses shipped 175.9 million pounds of product compared to 173.6 million pounds in the same quarter of 2001. The Company shipped 569.1 million pounds of product in the first nine months of 2002 compared with 535.8 million in the same period of 2001. Volume increases were primarily attributable to brass rod and retail sales of Standard Products.

     Cost of goods sold increased from $186.5 million in the third quarter of 2001 to $187.4 million in the same period of 2002. Selling, general, and administrative expense also increased from $20.9 million in 2001 to $21.9 million in the third quarter of 2002. The increases in these operating costs are attributable to the increase in volume experienced in the third quarter. Depreciation and amortization expense decreased to $9.7 million and $29.0 million for the third quarter and first nine months of 2002, respectively, compared with $10.5 million in the third quarter and $31.2 million in the first nine months of 2001. The decrease was due to discontinuing goodwill amortization as described in Note 3, offset by increased depreciation due to recent capital expenditures.

     Third quarter and year-to-date operating income decreased from the comparable periods in the prior year primarily due to reduced spreads in certain product lines, primarily domestic and European copper tube. The Company's European operations lost approximately $1.9 million from operations during the third quarter and have lost approximately $1.4 million year-to-date.

     Interest expense for the third quarter of 2002 totaled $0.3 million compared with $0.7 million in the same quarter of 2001. For the first nine months of 2002, interest expense was $1.2 million compared with $2.8 million for the same period of 2001. The Company capitalized $1.4 million of interest related to capital improvement programs in the three quarters of 2001 while none was capitalized in 2002. Total interest in the third quarter and first nine months of 2002 decreased due to lower funded balances.

     On August 28, 2002, the Company completed the sale of its wholly owned subsidiary, Utah Railway Company, to Genessee & Wyoming Inc. Proceeds from the sale were approximately $55.4 million, subject to final working capital adjustments. The Company recognized a gain of $21.1 million (net of income taxes of $11.6 million) from the sale. Utah Railway Company's operations have been classified as discontinued operations in the Consolidated Statements of Income.

     The sale of Utah Railway Company enabled the Company to utilize previously unrecognized capital loss carryforwards. The recognition of this capital loss carryforward benefit of $12.7 million was classified as a reduction to current income taxes on continuing operations, resulting in a net current income tax benefit for the third quarter of 2002. Without the benefit of the capital loss carryforwards, the Company would have recognized income tax expense of approximately $7.6 million, or approximately 38 percent of pretax income from continuing operations. Without the benefit of the capital loss carryforwards, the Company's income from continuing operations would have been approximately $12.2 million, or 33 cents per diluted share for the third quarter and would have been approximately $46.3 million, or $1.25 per diluted share, for the first three quarters of 2002.

     During the third quarter, the Company acquired certain assets of Colonial Engineering, Inc.'s Fort Pierce, Florida operations. These operations manufacture injected molded plastic pressure fittings for plumbing, agricultural, and industrial use including an extensive line of PVC Schedule 40 and 80 and CPVC fittings. These operations generated sales of approximately $15 million in 2001. The purchase price of approximately $14.5 million payable in cash is subject to certain working capital adjustments. The Company also acquired 100 percent of the outstanding stock of Overstreet-Hughes, Co., Inc. Overstreet-Hughes, located in Carthage, Tennessee, manufactures precision tubular components and assemblies primarily for the OEM air-conditioning market and had sales in 2001 of approximately $8.0 million. Total consideration paid at closing, including assumption of debt, was approximately $6.4 million. A contingent payment of up to $2 million will be paid if certain financial targets are achieved. The cost of these acquisitions is included in the other assets classification of the interim Consolidated Balance Sheet.

     Also during the third quarter, the Company acquired a 16 percent equity interest in Conbraco Industries, Inc. for $7.3 million in cash. Conbraco, headquartered in Matthews, North Carolina, is a manufacturer of flow control products including Apollo ball valves, automation products, backflow preventers, butterfly valves, check valves, forged steel products, marine valves, safety relief valves, strainers and plumbing and heating products for commercial and industrial applications.


Liquidity and Capital Resources

     Cash provided by operating activities during the first nine months of 2002 totaled $89.9 million, which is primarily attributable to income from continuing operations, depreciation and amortization, income tax benefits from the exercise of stock options, and deferred income taxes. During the first nine months of 2002, investing activities provided $13.6 million of cash, consisting primarily of proceeds from the sale of Other Businesses, less capital expenditures and businesses acquired. The Company used $44.7 million for financing activities during the nine-month period consisting primarily of $33.1 million for repayments of long-term debt, and $14.8 million for the acquisition of treasury stock. Existing cash balances, cash from operations, proceeds from the sale of Other Businesses, and IRB proceeds were used to fund the year-to-date investing and financing activities.

     During the nine months ended September 28, 2002, the Chairman of the Company's Board of Directors, Mr. Harvey L. Karp, exercised options to purchase 1,200,000 shares of Company stock. As provided in Mr. Karp's option agreement, the Company withheld the number of shares, at their fair market value, sufficient to cover the minimum withholding taxes incurred by the exercise. These shares withheld have been classified as acquisition of treasury stock on the Company's Consolidated Statement of Cash Flows. The income tax benefit of $13.2 million from the exercise of stock options was recognized as a direct addition to additional paid-in capital and, therefore, had no effect on the Company's earnings.

     On October 18, 1999, the Company's Board of Directors authorized the repurchase of up to four million shares of the Company's common stock from time-to-time through open market transactions or through privately negotiated transactions. During 2000, this authorization was expanded to purchase up to 10 million shares. During the third quarter, the authorization was extended through October 2003. The Company will have no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. The purchases will be funded primarily through existing cash and cash from operations. The Company may hold such shares in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through September 28, 2002, the Company has repurchased approximately 2.4 million shares under this authorization. There were 52,700 shares repurchased during the third quarter of 2002.

     The Company has an unsecured $200 million revolving credit facility (the Credit Facility), which matures in November 2003. At September 28, 2002, there were no outstanding borrowings under the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) LIBOR plus a variable premium or (ii) the larger of Prime, or the Federal Funds rate plus .50 percent. LIBOR advances may be based upon the one, two, three, or six-month LIBOR. The variable premium over LIBOR is based on certain financial ratios, and can range from 25 to 40 basis points. Additionally, a facility fee is payable quarterly on the total commitment and varies from 12.5 to 22.5 basis points based upon the Company's capitalization ratios. When funded debt is 50 percent or more of the commitment, a utilization fee is payable quarterly on the average loan balance outstanding and varies from 0 to 20 basis points based upon the capitalization ratio. Availability of funds under the Credit Facility is reduced by the amount of certain outstanding letters of credit, which totaled approximately $6.6 million at September 28, 2002. At September 28, 2002, the Company's total debt was $17.8 million or 2.3 percent of its total capitalization.

     Under the above Agreement, the Company is required, among other things, to maintain certain minimum levels of net worth and meet certain minimum financial ratios. The Company is in compliance with all debt covenants.

     The Company's major capital projects were substantially complete in 2001, including casting facilities at the Company's brass rod mill, modernization of the European copper tube mill, and installation of an additional extrusion press at the Company's Fulton, Mississippi copper tube mill. The Company expects to invest approximately $25 million for capital projects during 2002.

     Management believes that cash provided by operations and currently available cash of $184.6 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio is 4.2 to 1 at September 28, 2002.


Item 3.  Quantitative and Qualitative Disclosure of Market Risk

     Quantitative and qualitative disclosures about market risk are incorporated herein by reference to Part II, Item 7A, of the Company's Report on Form 10-K for the year ended December 29, 2001.


Item 4.  Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.


Part II.  OTHER INFORMATION

Item 5.  Other Information

     The Company is aware of investigations of competition in markets in which it participates, or has participated in the past, in Europe, Canada, and the United States. No charges or allegations have been filed against the Company, which is cooperating with the investigations. The Company does not anticipate any material adverse effect on its business or financial condition as a result of the investigations.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended September 28, 2002. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

              99.1  Certification of Chief Executive Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

              99.2  Certification of Chief Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

         (b) During the quarter ended September 28, 2002 the Registrant filed no Current Reports on Form 8-K.


Items 1, 2, 3, and 4 are not applicable and have been omitted.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2002.


                                       MUELLER INDUSTRIES, INC.


                                       /s/ Kent A. McKee
                                       Kent A. McKee
                                       Vice President and
                                       Chief Financial Officer


                                       /s/ Richard W. Corman
                                       Richard W. Corman
                                       Corporate Controller

                                CERTIFICATION


I, William D. O'Hagan, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Mueller
Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report the financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

                                       /s/ William D. O'Hagan
                                       Chief Executive Officer

                                CERTIFICATION


I, Kent A. McKee, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Mueller
Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report the financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

                                       /s/ Kent A. McKee
                                       Vice President - Chief
                                       Financial Officer

                                EXHIBIT INDEX

Exhibits           Description                                        Page

19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended September 28, 2002. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

99.1          Certification of Chief Executive Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

99.2          Certification of Chief Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002