Form 10-K
period 2002-12-28
MUELLER INDUSTRIES INC
filed 2003-03-24
CIK 89439

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 28, 2002     Commission file number 1-6770

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes  X     No

The number of shares of the Registrant's common stock outstanding as of March 12, 2003 was 34,257,419 excluding 5,834,083 treasury shares. The aggregate market value of the 33,692,817 shares of common stock held by non-affiliates of the Registrant was $781,336,426 at March 12, 2003 (based on the closing price on the consolidated transaction reporting system on that date).

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into this
Report: (1) Registrant's Annual Report to Stockholders for the year ended December 28, 2002 (Part I and II); Registrant's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, scheduled to be mailed on or about March 24, 2003 (Part III).

                          MUELLER INDUSTRIES, INC.


                            ---------------------


As used in this report, the terms "Company", "Mueller" and "Registrant" mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

                            --------------------


                              TABLE OF CONTENTS


                                                                      Page

Part I
   Item 1.   Business                                                   3
   Item 2.   Properties                                                 9
   Item 3.   Legal Proceedings                                         11
   Item 4.   Submission of Matters to a Vote of Security Holders       11


Part II
   Item 5.   Market for the Registrant's Common Stock and Related
                Stockholder Matters                                    11
   Item 6.   Selected Financial Data                                   11
   Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    12
   Item 7A.  Quantitative and Qualitative Disclosures About
                Market Risk                                            12
   Item 8.   Financial Statements and Supplementary Data               12
   Item 9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                    12


Part III
   Item 10.  Directors and Executive Officers of the Registrant        12
   Item 11.  Executive Compensation                                    12
   Item 12.  Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters             13
   Item 13.  Certain Relationships and Related Transactions            15
   Item 14.  Controls and Procedures                                   15


Part IV
   Item 15.  Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                            15


Signatures                                                             18

PART I

ITEM 1.     BUSINESS

Introduction

     The Company is a leading manufacturer of copper, brass, plastic, and aluminum products. The range of these products is broad: copper tube and fittings; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic fittings and valves; refrigeration valves and fittings; and fabricated tubular products. Mueller's operations are located throughout the United States, and in Canada, Mexico, and Great Britain.

     The Company's businesses are managed and organized into two segments:
Standard Products Division ("SPD") and Industrial Products Division
("IPD"). SPD manufactures and sells copper tube, copper and plastic fittings, and valves. Outside of the United States, SPD manufactures and sells copper tube in Europe. SPD sells these products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers. IPD manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. IPD sells its products primarily to original equipment manufacturers ("OEMs"), many of which are in the HVAC, plumbing, and refrigeration markets. The majority of the Company's manufacturing facilities operated at moderate levels during 2002, and high levels in 2001, and 2000.

     During 2002, the Company sold its wholly owned subsidiary, Utah Railway Company. Certain expenses related primarily to retiree benefits at inactive operations were formerly combined with the operations of Utah Railway Company under a third industry segment, Other Businesses. Following the sale of Utah Railway Company and its classification as discontinued operations, these expenses of inactive operations have been combined into the unallocated expenses classification.

     Information concerning segments appears under "Note 15 - Industry Segments" in the Notes to Consolidated Financial Statements in Mueller's Annual Report to Stockholders for the year ended December 28, 2002. Such information is incorporated herein by reference.

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

     On September 27, 2002, the Company acquired certain assets of Colonial Engineering, Inc.'s Fort Pierce, Florida operations. These operations manufacture injected molded plastic pressure fittings for plumbing, agricultural, and industrial use including a line of PVC Schedule 40 and 80 and CPVC fittings.

     During 1998, the Company acquired Halstead Industries, Inc.
("Halstead"). Halstead operates a tube mill in Wynne, Arkansas. Halstead also operated a line sets factory in Clinton, Tennessee, which was moved to Wynne, Arkansas in 2001. This acquisition expanded the Company's copper tube and line sets businesses and created opportunities for improved production and distribution efficiency. Following the acquisition, Halstead's name was changed to Mueller Copper Tube Products, Inc. Also in 1998, the Company acquired B&K Industries, Inc. ("B&K"), an importer and distributor of residential and commercial plumbing products. The acquisition of B&K facilitated the sale of Mueller's manufactured products in the large, and growing, retail marketplace.

     In December 2002, the Company initiated a plan to sell or liquidate its
French manufacturing operations, Mueller Europe S. A.   Subsequent to year-
end, on March 3, 2003, Mueller Europe S.A. filed a petition for liquidation with the Commercial Court of Provins Province, France and, on March 4, the Court declared the entity to be in liquidation. The disposition of remaining assets and obligations of Mueller Europe S.A. is under the jurisdiction of the Court.

     SPD markets primarily through its own sales and distribution organization, which maintains sales offices and distribution centers throughout the United States and in Canada, Mexico, and Europe. As of the beginning of 2003, the Company also maintains a sales office in Hong Kong. Additionally, products are sold and marketed through a network of agents, which, when combined with the Company's sales organization, provide the Company broad geographic market representation.

     The businesses in which SPD is engaged are highly competitive. The principal methods of competition for Mueller's products are customer service, availability, and price. The total amount of order backlog for SPD as of December 28, 2002 was not significant.

     The Company competes with various companies, depending on the product line. In the U.S. copper tubing business, the domestic competition includes Cerro Copper Products Co., Inc., Reading Tube Corporation, and Wolverine Tube, Inc., as well as many actual and potential foreign competitors. In the European copper tubing business, Mueller competes with more than ten European-based manufacturers of copper tubing as well as foreign-based manufacturers.

Additionally, the Company's copper tube businesses compete with a large number of manufacturers of substitute products made from plastic, iron, and steel.
In the copper fittings market, competitors include Elkhart Products, a division of Amcast Industrial Corporation, and NIBCO, Inc., as well as several foreign manufacturers. The plastic fittings competitors include NIBCO, Inc., Charlotte Pipe & Foundry, and other companies. No single competitor offers such a wide-ranging product line. Management believes that this is a competitive advantage in some markets.

Industrial Products Division

     Mueller's Industrial Products Division includes brass rod, nonferrous forgings, and impact extrusions that are sold primarily to OEMs in the plumbing, refrigeration, fluid power, and automotive industries, as well as to other manufacturers and distributors. The Port Huron, Michigan mill extrudes brass, bronze, and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter. These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, and electrical conductivity. IPD also manufactures brass and aluminum forgings which are used in a wide variety of end products, including automotive components, brass fittings, industrial machinery, valve bodies, gear blanks, and computer hardware. The Company also serves the automotive, military ordnance, aerospace, and general manufacturing industries with cold-formed aluminum and copper impact extrusions. Typical applications for impacts are high strength ordnance, high-conductivity electrical components, builders' hardware, hydraulic systems, automotive parts, and other uses where toughness must be combined with varying complexities of design and finish. Other products include valves and custom OEM products for refrigeration and air-conditioning applications, and shaped and formed tube, produced to tight tolerances, for baseboard heating, appliances, and medical instruments. The total amount of order backlog for IPD as of December 28, 2002 was not significant.

     On August 21, 2002, the Company acquired 100 percent of the outstanding stock of Overstreet-Hughes, Co., Inc. Overstreet-Hughes, located in Carthage, Tennessee, manufactures precision tubular components and assemblies primarily for the OEM air-conditioning market.

     During 2000, the Company completed two acquisitions: (i) Micro Gauge, Inc. and a related business, Microgauge Machining, Inc., a specialized machining operation, and (ii) Propipe Technologies, Inc., a fabricator of gas train manifold systems.

     In 1998, the Company acquired Lincoln Brass Works, Inc. ("Lincoln"), which operates manufacturing facilities in Jacksboro, Tennessee and Waynesboro, Tennessee. Lincoln produces custom control valve assemblies, custom metal assemblies, gas delivery systems, and tubular products primarily for the gas appliance market. Lincoln is a large consumer of the Company's brass rod and forgings.

     IPD primarily sells directly to OEM customers. Competitors, primarily in the brass rod market, include Cerro Metal Products Company, Inc., Chase Industries, Inc., a subsidiary of Olin Corporation, Extruded Metals Inc., and others both domestic and foreign. Outside of North America, IPD sells products through various channels.

Labor Relations

     At December 28, 2002, the Company employed approximately 3,600 employees at its ongoing operations, of which approximately 1,400 were represented by various unions. The union contract at the Company's U.K. operation is renewed annually. Other contracts expire on various dates through September 2005.

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

Environmental Matters

     Compliance with environmental laws and regulations is a matter of high priority. Mueller's provision for environmental compliance includes charges of $1.6 million in 2002, $3.6 million in 2001, and $2.0 million in 2000. Except as discussed below, the Company does not anticipate that it will need to make material expenditures for such compliance activities during the remainder of the 2003 fiscal year, or for the next two fiscal years.

     Mining Remedial Recovery Company

     Mining Remedial Recovery Company ("MRRC"), a wholly owned subsidiary, was formed for the purpose of managing the remediation of certain properties and the appropriate disposition thereof.

          Mammoth Mine Site

     MRRC owns certain inactive mines in Shasta County, California. MRRC has continued a program, begun in the late 1980s, of sealing mine portals with concrete plugs in mine adits which were discharging water. The sealing program has achieved a reduction in the metal load in discharges from these adits; however, additional reductions are being required. In response to a 1996 Order issued by the California Regional Water Quality Control Board ("QCB"), MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage. In December 1998, the QCB modified the order extending MRRC's time to comply with water quality standards until December 1, 2003. In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage. The new order extends the time to comply with water quality standards until September 2007. MRRC has agreed to implement BMP to reduce or prevent the discharge of acid mine drainage until such point as compliance with the order is achieved or, through the Use Attainability Analysis (UAA) process, succeed in modifying the designated, beneficial uses of the respective watercourses, allowing for the adoption of alternative receiving water limits. MRRC estimates it will spend between $0.5 and $1.0 million annually over the next several years to comply with the order.

          U.S.S. Lead

     In 1991, U.S.S. Lead Refinery, Inc. ("Lead Refinery") responded to an information request from the EPA under Superfund for information on whether Lead Refinery arranged for the disposal of hazardous substances in the vicinity of the Grand Calumet River/Indiana Harbor Ship Canal. By letter dated February 4, 1997, the Indiana Department of Environmental Management ("IDEM") notified Lead Refinery that a preassessment screening of the Grand Calumet River and the Indiana Harbor Canal conducted pursuant to Superfund had identified releases of hazardous substances from Lead Refinery and other potentially responsible parties ("PRPs") that had adversely impacted natural resources. Based on its prescreening work, IDEM performed sampling in this area and initiated an assessment plan, which will determine the nature and extent of any required remediation and any resulting assessments against any of the PRPs.

     In 1991, Lead Refinery also responded to an information request under Superfund regarding the site in East Chicago, Indiana. In 1992, the EPA advised Lead Refinery of its intent to list the property as a Superfund site; however, as of March 23, 2001, the EPA had deferred such listing. In 1993, Lead Refinery entered into a Consent Order with the EPA pursuant to Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"). The Consent Order covers remediation activities at the East Chicago, Indiana site and provides for Lead Refinery to complete certain on-site interim remedial activities and studies that extend off-site. In November 1996, the EPA approved, with modifications, the Interim Stabilization Measures Workplan and designated a Corrective Action Management Unit ("CAMU") at the Lead Refinery site. Site activities, which began in December 1996, were substantially concluded in the fourth quarter of 2002. Costs for remaining cleanup efforts are estimated to be between $0.5 and $1.0 million. In the process of remediating the site, Lead Refinery identified petroleum contamination on site. As a result, Lead Refinery installed a slurry wall around the CAMU and initiated characterization of areas suspected to have petroleum contamination. Lead Refinery has addressed this contamination pursuant to plans approved by the EPA. Additionally, Lead Refinery has conducted initial investigations to determine if other contamination exists that is not addressed by the Consent Order. Lead Refinery, without additional assistance from MRRC, lacks the financial resources needed to complete any additional remediation determined to be required and intends to seek financial assistance from other PRPs to permit Lead Refinery to conduct a private-party cleanup under RCRA, to the extent available under applicable law and regulations.

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

          Mueller Copper Tube Products, Inc.

     In 1999, Mueller Copper Tube Products, Inc. ("MCTP") commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant. MCTP is currently removing trichloroethene, a cleaning solvent formerly used by MCTP, from the soil and groundwater. On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater, from the Arkansas Department of Environmental Quality. The Company established a reserve for this project in connection with the acquisition of MCTP.

Other Business Factors

     The Registrant's business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held. In addition, expenditures for company-sponsored research and development activities were not material during 2002, 2001, or 2000. No material portion of the Registrant's business involves governmental contracts.

SEC Filings

     We make available through our Internet Web site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. To retrieve any of this information, you may access our Internet home page at www.muellerindustries.com, select Mueller Financials, and then select SEC Filings.

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

                 Approximate
Location         Property Size               Description

Fort Pierce, FL   69,875 sq. ft.    Plastic fittings plant.  Produces
                    5.60 acres      pressure plastic fittings using injection
                                    molding equipment.

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

Carthage, TN      67,520 sq. ft.    Fabrication facility. Produces precision
                   10.98 acres      tubular components and assemblies.

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

     Other Matters

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

     The information required by Item 5 of this Report is included under the caption "Capital Stock Information" in the Registrant's Annual Report to Stockholders for the year ended December 28, 2002, which information is incorporated herein by reference.


ITEM 6.     SELECTED FINANCIAL DATA

     Selected financial data are included under the caption "Selected Financial Data" in the Registrant's Annual Report to Stockholders for the year ended December 28, 2002, which selected financial data are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations is contained under the caption "Financial Review" in the Registrant's Annual Report to Stockholders for the year ended December 28, 2002, which is incorporated herein by reference.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are contained in the caption "Financial Review" in the Registrant's Annual Report to Stockholders for the year ended December 28, 2002, which is incorporated herein by reference.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedule of this Annual Report on Form 10-K which is included on page 19.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is contained under the caption "Ownership of Common Stock by Directors and Executive Officers and
Information about Director Nominees" in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 24, 2003 which is incorporated herein by reference.


ITEM 11.     EXECUTIVE COMPENSATION

     The information required by Item 11 is contained under the caption "Executive Compensation" in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 24, 2003 which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

     The following table discloses information regarding the securities to be issued and the securities remaining available for issuance under the Registrant's stock-based incentive plans as of December 28, 2002 (shares in thousands):

                                                                                   (c) Number of securities
                                                                                   remaining available for future
                           (a) Number of securities       (b) Weighted average     issuance under equity
                           to be issued upon exercise     exercise price of        compensation plans (excluding
                           of outstanding options,        outstanding options      securities reflected in column
Plan category              warrants, and rights           warrants, and rights     (a))

Equity compensation plans
  approved by security
  holders                            1,026                $         23.51                      814

Equity compensation
  plans not approved by
  security holders                   2,895                           5.29                        -
                            --------------                                          --------------
Total                                3,921                          10.06                      814
                            ==============                                          ==============

     Pursuant to Option Agreements, dated December 4, 1991 and March 3, 1992, Mr. Karp was granted options (the "Karp Inducement Option") to acquire 3.6 million shares of Common Stock at an exercise price of $2.0625 per share (as adjusted for subsequent stock splits) of which 2.4 million shares remain unexercised. The Karp Inducement Option is exercisable until one year after termination of Mr. Karp's employment with the Company under Mr. Karp's employment agreement with the Company (the "Karp Employment Agreement"), unless Mr. Karp's employment is terminated for Cause (as defined in the Karp Employment Agreement), in which case the Karp Inducement Option shall only remain exercisable for a period of 30 days following Mr. Karp's receipt of written notice from the Company specifying the basis for Cause. Rule 312.00 of the New York Stock Exchange, Inc. (the "NYSE"), on which the Common Stock is listed, requires stockholder approval as a prerequisite to listing securities when a stock option plan is to be established or other arrangements made pursuant to which stock may be acquired by officers or directors. Stockholders approval is not required where shares are issued to a person not previously employed by a company as an inducement essential to his entering into an employment contract with such company. Pursuant to Rule 312.00 of the NYSE, stockholders were not asked to approve the issuance of shares of Common Stock upon exercise of Karp Inducement Option.

     On October 9, 1999 Mr. O'Hagan was granted an option to acquire 100 thousand shares of Common Stock at an exercise price of $15.9375 per share, on February 13, 2000 Mr. O'Hagan was granted an option to acquire 100 thousand shares of Common Stock at an exercise price of $31.75 per share and on February 10, 2003 Mr. O'Hagan was granted an option to acquire 100 thousand share of Common Stock at an exercise price of $25.10 per share (collectively, the "O'Hagan Treasury Options"). Each of the O'Hagan Treasury Options vests ratably over a five-year term, except that if there is a Change in Control (as defined in the O'Hagan Employment Agreement), all of the O'Hagan Treasury Options will become immediately exercisable on the later to occur of (i) the day Mr. O'Hagan notifies the Company he is terminating his employment with the Company as a result of said change, and (ii) ten days prior to the date Mr. O'Hagan's employment with the Company is terminated by the Company. In addition, all outstanding unvested O'Hagan Treasury Options will immediately vest and become exercisable if Mr. O'Hagan's employment is terminated by the Company without Cause (as defined in the O'Hagan Employment Agreement) or by Mr. O'Hagan for Good Reason (as defined in the O'Hagan Employment Agreement). The O'Hagan Treasury Options may only be exercised for shares of Common Stock held in treasury by the Company. Rule 312.00 of the NYSE does not require stockholder approval where stock may be acquired by officers or directors exclusively from treasury shares and therefore the stockholders were not asked to approve the issuance of shares of Common Stock upon the exercise of the O'Hagan Treasury Options.

     Other information required by Item 12 is contained under the captions "Principal Stockholders" and "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees" in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 24, 2003 which is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


ITEM 14.     CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.


PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

1. Financial Statements: the financial statements, notes, and report of independent auditors described in Item 8 of this report, which are incorporated by reference.

2. Financial Statement Schedule: the financial statement schedule described in Item 8 of this report which is indexed on page 23.

3.     Exhibits:
     2.1 Amended and Restated Agreement and Plan of Merger among the Registrant, Mueller Acquisition Corp. and Halstead Industries, Inc., dated as of October 30, 1998 (Incorporated herein by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q, dated November 6, 1998, for the quarter ended September 26, 1998).

     2.2 Form of Stock Purchase Agreement with William B. Halstead (Incorporated herein by reference to Exhibit 2.2 of the Registrant's Quarterly Report on Form 10-Q, dated November 6, 1998, for the quarter ended September 26, 1998).

     2.3 Form of Stock Purchase Agreement with remaining Halstead stockholders (Incorporated herein by reference to Exhibit 2.3 of the Registrant's Quarterly Report on Form 10-Q, dated November 6, 1998, for the quarter ended September 26, 1998).

     3.1 Certificate of Incorporation of the Registrant and all amendments thereto (Incorporated herein by reference to Exhibit
             3.1 of the Registrant's Annual Report on Form 10-K, dated March 23, 1999, for the fiscal year ended December 26, 1998).

     3.2 By-laws of the Registrant, as amended and restated, effective November 10, 1994.

     4.1 Rights Agreement, dated as of November 10, 1994, between the Registrant and Continental Stock Transfer and Trust Company, as Rights Agent, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock, as Exhibit C.

     10.1    Credit Agreement among the Registrant (as Borrower) and
             Michigan National Bank and other banking institutions and Michigan National Bank (as Agent) dated as of November 29, 2000 (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K, dated March 26, 2001, for the fiscal year ended December 30, 2000).

     10.2 Certain instruments with respect to long-term debt of the Registrant have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instruments does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission.

     10.3 Employment Agreement, effective October 1, 1991, by and between the Registrant and Harvey L. Karp.

     10.4 Stock Option Agreement, dated December 4, 1991, by and between the Registrant and Harvey L. Karp.

     10.5 Stock Option Agreement, dated March 3, 1992, by and between the Registrant and Harvey L. Karp.

     10.6    Mueller Industries, Inc. 1991 Incentive Stock Option Plan.

     10.7 Summary description of the Registrant's 2003 bonus plan for certain key employees.

     10.8 Amended and Restated Employment Agreement, effective as of September 17, 1997, by and between the Registrant and Harvey L. Karp.

     10.9 Amended and Restated Employment Agreement, effective as of September 17, 1997, by and between the Registrant and William D. O'Hagan.

     10.10 Amendment to Amended and Restated Employment Agreement, effective May 12, 2000, by and between the Registrant and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, dated July 24, 2000, for the quarter ended June 24, 2000).

     10.11   Mueller Industries, Inc. 1994 Stock Option Plan.

     10.12   Mueller Industries, Inc. 1994 Non-Employee Director Stock Option
             Plan.

     10.13 Mueller Industries, Inc. Deferred Compensation Plan, effective December 1, 2000 (Incorporated herein by reference to Exhibit
             10.13 of the Registrant's Annual Report on Form 10-K, dated March 26, 2001, for the fiscal year ended December 30, 2000).

     10.14   Mueller Industries, Inc. 1998 Stock Option Plan.

     10.15 Stock Option Agreement, dated May 7, 1997, by and between the Registrant and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K, dated March 23, 1999, for the fiscal year ended December 26, 1998).

     10.16 Stock Option Agreement, dated October 9, 1998, by and between the Registrant and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K, dated March 23, 1999, for the fiscal year ended December 26, 1998).

     10.17 Stock Option Agreement, dated February 13, 2002, by and between the Registrant and William D. O'Hagan.

     10.18 Employment Agreement, effective October 17, 2002, by and between the Registrant and Kent A. McKee.

     13.0 Mueller Industries, Inc.'s Annual Report to Stockholders for the year ended December 28, 2002. Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Annual Report on Form 10-K.

     21.0    Subsidiaries of the Registrant.

     23.0 Consent of Independent Auditor (Includes report on Financial Statement Schedule).

     99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) During the three months ended December 28, 2002, no Current Reports on Form 8-K were filed.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2003.

                          MUELLER INDUSTRIES, INC.

                          /S/ HARVEY L. KARP
                          Harvey L. Karp, Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                       Title                            Date

/S/ HARVEY L. KARP         Chairman of the Board, and Director   March 24, 2003
    Harvey L. Karp

/S/ GENNARO J. FULVIO      Director                              March 24, 2003
    Gennaro J. Fulvio

/S/ GARY S. GLADSTEIN      Director                              March 24, 2003
    Gary S. Gladstein

/S/ TERRY HERMANSON        Director                              March 24, 2003
    Terry Hermanson

/S/ ROBERT B. HODES        Director                              March 24, 2003
    Robert B. Hodes

/S/ WILLIAM D. O'HAGAN     President, Chief Executive Officer,   March 24, 2003
    William D. O'Hagan     Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

                             Signature and Title                      Date


                             /S/ KENT A. MCKEE                  March 24, 2003
                                 Kent A. McKee
                                 Vice President and
                                 Chief Financial Officer
                                 (Principal Accounting Officer)

                             /S/ RICHARD W. CORMAN              March 24, 2003
                                 Richard W. Corman
                                 Corporate Controller

                               CERTIFICATIONS

I, William D. O'Hagan, certify that:

1. I have reviewed this annual report on Form 10-K of Mueller Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003


     /s/William D. O'Hagan
     William D. O'Hagan
     President,
     Chief Executive Officer

                               CERTIFICATIONS

I, Kent A. McKee, certify that:

1. I have reviewed this annual report on Form 10-K of Mueller Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003


     /s/Kent A. McKee
     Kent A. McKee
     Vice President and
     Chief Financial Officer

                        INDEX TO FINANCIAL STATEMENTS

     The consolidated financial statements, together with the report thereon of Ernst & Young LLP dated January 31, 2003, appearing on pages 25 through and including 58, of the Company's 2002 Annual Report to Stockholders are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information, no other information appearing in the 2002 Annual Report to Stockholders is deemed to be filed as part of this Annual Report on Form 10-K under Item 8. The following Consolidated Financial Statement Schedule should be read in conjunction with the consolidated financial statements in such 2002 Annual Report to Stockholders. Consolidated Financial Statement Schedules not included with this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.




                        FINANCIAL STATEMENT SCHEDULE


                                                                       Page

Schedule for the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000.

     Valuation and Qualifying Accounts (Schedule II)                     24

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 28, 2002, December 29, 2001, and December 30, 2000 (In thousands)

                                                                         Additions
                                                              -------------------------------
                                          Balance at           Charged to                                                Balance
                                          beginning            costs and             Other                               at end
                                           of year              expenses           additions         Deductions          of year
                                         ------------         ------------        -----------       -----------       -----------
2002
Allowance for doubtful accounts          $      6,573         $        374        $         -       $       504       $     6,443

Environmental reserves                   $      9,203         $      1,739        $       543       $     2,375       $     9,110

Severance and related                    $         14         $          -        $         -       $         1       $        13

Other reserves (4)                       $      3,306         $          -        $       200       $     1,785       $     1,721

Valuation allowance for deferred
  tax assets                             $     58,535         $        136        $         -       $    25,641       $    33,030

2001
Allowance for doubtful accounts          $      5,612         $      1,704        $         -       $       743       $     6,573

Environmental reserves                   $      9,862         $      3,600        $       311 (1)   $     4,570       $     9,203

Severance and related                    $      2,187         $        707        $         -       $     2,880       $        14

Other reserves (4)                       $     11,332         $          -        $         -       $     8,026       $     3,306

Valuation allowance for deferred
  tax assets                             $     34,286         $        678        $    24,530 (2)   $       959       $    58,535

2000
Allowance for doubtful accounts          $      5,367         $        663        $       131 (3)   $       549       $     5,612

Environmental reserves                   $     12,965         $      2,049        $        75 (3)   $     5,227       $     9,862

Severance and related                    $      1,558         $      2,100        $         -       $     1,471       $     2,187

Other reserves (4)                       $     10,034         $          -        $     2,248 (3)   $       950       $    11,332

Valuation allowance for deferred
  tax assets                             $     51,312         $          -        $     1,013 (2)   $    18,039       $    34,286

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

                                      -24-

                                EXHIBIT INDEX

Exhibits       Description                                            Page

3.2 By-laws of the Registrant, as amended and restated, effective November 10, 1994.

4.1 Rights Agreement, dated as of November 10, 1994, between the Registrant and Continental Stock Transfer and Trust Company, as Rights Agent, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock, as Exhibit C.

10.3 Employment Agreement, effective October 1, 1991, by and between the Registrant and Harvey L. Karp.

10.4 Stock Option Agreement, dated December 4, 1991, by and between the Registrant and Harvey L. Karp.

10.5 Stock Option Agreement, dated March 3, 1992, by and between the Registrant and Harvey L. Karp.

10.6  Mueller Industries, Inc. 1991 Incentive Stock Option
      Plan.

10.7 Summary description of the Registrant's 2003 bonus plan for certain key employees.

10.8 Amended and Restated Employment Agreement, effective as of September 17, 1997, by and between the Registrant and Harvey L. Karp.

10.9 Amended and Restated Employment Agreement, effective as of September 17, 1997, by and between the Registrant and William D. O'Hagan.

10.11 Mueller Industries, Inc. 1994 Stock Option Plan.

10.12 Mueller Industries, Inc. 1994 Non-Employee Director
      Stock Option Plan.

10.14 Mueller Industries, Inc. 1998 Stock Option Plan.

10.17 Stock Option Agreement, dated February 13, 2002 by and between Mueller Industries, Inc. and William D.
      O'Hagan.

10.18 Employment Agreement, effective October 17, 2002 by and between Mueller Industries, Inc. and Kent A.
      McKee.

                                EXHIBIT INDEX

Exhibits       Description                                            Page

13.0 Mueller Industries, Inc.'s Annual Report to Stockholders for the year ended December 28, 2002. Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Annual Report on Form 10-K.

21.0  Subsidiaries of the Registrant.

23.0  Consent of Independent Auditors (Includes report on
      Financial Statement Schedule).

99.1  Certification of Chief Executive Officer pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification of Chief Financial Officer pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.