Form 10-Q
period 2003-03-29
MUELLER INDUSTRIES INC
filed 2003-04-29
CIK 89439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended March 29, 2003      Commission file number 1-6770


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

The number of shares of the Registrant's common stock outstanding as of April 28, 2003, was 34,262,984.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                     For the Period Ended March 29, 2003

                                   INDEX



Part I. Financial Information                                        Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Consolidated Statements of Income
               for the quarters ended
               March 29, 2003 and March 30, 2002                       3

          b.)  Consolidated Balance Sheets
               as of March 29, 2003 and December 28, 2002              5

          c.)  Consolidated Statements of Cash Flows
               for the quarters ended March 29, 2003
               and March 30, 2002                                      7

          d.)  Notes to Consolidated Financial Statements              9


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     11

     Item 3.  Quantitative and Qualitative Disclosure
              of Market Risk                                          14

     Item 4.  Controls and Procedures                                 14


Part II. Other Information

     Item 5.  Other Information                                       14

     Item 6.  Exhibits and Reports on Form 8-K                        15

Signatures                                                            16

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          MUELLER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                               For the Quarter Ended
                                        March 29, 2003          March 30, 2002
                                         (In thousands, except per share data)
Net sales                                $   232,022             $   249,053

Cost of goods sold                           191,915                 191,806
                                          ----------              ----------

   Gross profit                               40,107                  57,247

Depreciation and amortization                  9,740                   9,076
Selling, general, and
   administrative expense                     23,296                  21,981
                                          ----------              ----------

   Operating income                            7,071                  26,190

Interest expense                                (311)                   (493)
Environmental expense                           (207)                   (175)
Other income, net                                557                   1,626
                                          ----------              ----------

   Income from continuing operations
      before income taxes                      7,110                  27,148

Current income tax expense                    (1,867)                 (6,670)
Deferred income tax expense                     (783)                 (2,613)
                                          ----------              ----------

   Total income tax expense                   (2,650)                 (9,283)
                                          ----------              ----------

Income from continuing operations              4,460                  17,865
(Loss) income from operation of
   discontinued operations, net
   of income taxes                              (539)                     71
                                          ----------              ----------

Net income                               $     3,921             $    17,936
                                          ==========              ==========

See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                               For the Quarter Ended
                                        March 29, 2003          March 30, 2002
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               34,257                  33,506
Effect of dilutive stock options               2,514                   3,823
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             36,771                  37,329
                                          ----------              ----------

Basic earnings (loss) per share:
   From continuing operations            $      0.13                    0.54
   From discontinued operations                (0.02)                      -
                                          ----------              ----------

   Basic earnings per share              $      0.11             $      0.54
                                          ==========              ==========

Diluted earnings (loss) per share:
   From continuing operations            $      0.12                    0.48
   From discontinued operations                (0.01)                      -
                                          ----------              ----------

   Diluted earnings per share            $      0.11             $      0.48
                                          ==========              ==========

See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                        March 29, 2003       December 28, 2002
                                                   (In thousands)
Assets

Current assets:
   Cash and cash equivalents             $   194,915             $   217,601

   Accounts receivable, less allowance
     for doubtful accounts of $5,234 in
     2003 and $5,196 in 2002                 142,397                 132,427

   Inventories:
     Raw material and supplies                25,205                  22,692
     Work-in-process                          21,604                  21,477
     Finished goods                           98,081                  98,784
                                          ----------              ----------
   Total inventories                         144,890                 142,953

   Other current assets                        6,744                   7,366
                                          ----------              ----------
     Total current assets                    488,946                 500,347

Property, plant, and equipment, net          348,356                 352,469
Goodwill, net                                105,638                 105,551
Other assets                                  37,698                  29,580
                                          ----------              ----------
                                         $   980,638             $   987,947
                                          ==========              ==========





















See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                        March 29, 2003       December 28, 2002
                                          (In thousands, except share data)
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $     3,711             $     4,161
   Accounts payable                           35,950                  41,004
   Accrued wages and other employee costs     20,689                  26,199
   Other current liabilities                  34,891                  34,987
                                          ----------              ----------
     Total current liabilities                95,241                 106,351

Long-term debt                                13,333                  14,005
Pension and postretirement liabilities        33,451                  35,550
Environmental reserves                         9,311                   9,110
Deferred income taxes                         59,453                  59,269
Other noncurrent liabilities                  11,568                   9,718
                                          ----------              ----------
     Total liabilities                       222,357                 234,003
                                          ----------              ----------

Minority interest in subsidiaries                459                     421

Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                   -                       -
   Series A junior participating
     preferred stock - $1.00 par value;
     shares authorized 15,000;
     none outstanding                              -                       -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 34,257,419
     in 2003 and in 2002                         401                     401
   Additional paid-in capital, common        258,939                 258,939
   Retained earnings                         614,035                 610,114
   Accumulated other comprehensive loss      (20,755)                (21,133)
   Treasury common stock, at cost            (94,798)                (94,798)
                                          ----------              ----------
   Total stockholders' equity                757,822                 753,523

Commitments and contingencies (Note 2)             -                       -
                                          ----------              ----------
                                         $   980,638             $   987,947
                                          ==========              ==========




See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                              For the Quarter Ended
                                        March 29, 2003          March 30, 2002
                                                   (In thousands)
Cash flows from operating activities
   Net income from continuing operations $     4,460             $    17,865
   Reconciliation of net income from
    continuing operations to net cash
    (used in) provided by operating
    activities:
     Depreciation and amortization             9,740                   9,076
     Income tax benefit from exercise
       of stock options                            -                   2,245
     Deferred income taxes                       783                   2,613
     (Loss) gain on disposal
       of properties                             212                    (497)
     Minority interest in subsidiaries            38                       -
     Changes in assets and liabilities:
       Receivables                           (13,518)                (23,298)
       Inventories                            (2,904)                  3,544
       Other assets                            1,261                    (153)
       Current liabilities                    (4,644)                 13,069
       Other liabilities                      (1,534)                   (255)
       Other, net                                 62                     923
                                          ----------              ----------

Net cash (used in) provided by
  operating activities                        (6,044)                 25,132
                                          ----------              ----------

Cash flows from investing activities
   Capital expenditures                       (6,599)                 (8,511)
   Purchase of Conbraco Industries, Inc.
     common stock                            (10,806)                      -
   Proceeds from sales of properties              27                     552
   Escrowed IRB proceeds                         449                     539
                                          ----------              ----------

Net cash used in investing activities        (16,929)                 (7,420)
                                          ----------              ----------

Cash flows from financing activities
   Acquisition of treasury stock                   -                  (2,283)
   Repayments of long-term debt               (1,122)                (31,032)
   Proceeds from the sale of
     treasury stock                                -                     756
                                          ----------              ----------

Net cash used in financing activities         (1,122)                (32,559)
                                          ----------              ----------

See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)
                                              For the Quarter Ended
                                        March 29, 2003          March 30, 2002
                                                   (In thousands)

Effect of exchange rate changes on cash  $     1,157             $      (45)
                                          ----------              ----------

Decrease in cash
   and cash equivalents                      (22,938)                (14,892)

Cash provided by discontinued operations         252                     440

Cash and cash equivalents at the
   beginning of the period                   217,601                 121,862
                                          ----------              ----------

Cash and cash equivalents at the
   end of the period                     $   194,915             $   107,410
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

     Certain amounts in the Consolidated Financial Statements have been reclassified to conform to the 2003 presentation.


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

     The Company has guarantees which are letters of credit issued by the Company generally to guarantee the payment of insurance deductibles and retiree health benefits. The terms of the Company's guarantees are generally one year but are renewable annually as required. The maximum potential amount of future payments the Company could be required to make under its guarantees at March 29, 2003 is $6.6 million.

Note 3 - Industry Segments

     Summarized segment information is as follows:

                                               For the Quarter Ended
                                        March 29, 2003          March 30, 2002
                                                   (In thousands)
Net sales:
   Standard Products Division            $   159,380             $   180,098
   Industrial Products Division               74,947                  69,987
   Elimination of intersegment sales          (2,305)                 (1,032)
                                          ----------              ----------
                                         $   232,022             $   249,053
                                          ==========              ==========


Operating income:
   Standard Products Division            $     7,081             $    25,158
   Industrial Products Division                4,051                   5,668
   Unallocated expenses                       (4,061)                 (4,636)
                                          ----------              ----------
                                         $     7,071             $    26,190
                                          ==========              ==========


Note 4 - Comprehensive Income

     Comprehensive income is as follows:

                                               For the Quarter Ended
                                        March 29, 2003          March 30, 2002
                                                   (In thousands)
Comprehensive income:
   Net income                            $     3,921             $    17,936
   Other comprehensive income (loss):
      Cumulative translation adjustments         350                    (825)
      Minimum pension liability
         adjustment                                -                   2,907
      Change in the fair value
         of derivatives                           28                   1,190
                                          ----------              ----------
                                         $     4,299             $    21,208
                                          ==========              ==========

Note 5 - Stock-Based Compensation

     The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation expense is reflected in net income because the exercise price of the Company's incentive employee stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to stock-based employee compensation.

                                               For the Quarter Ended
                                        March 29, 2003          March 30, 2002
                                        (In thousands, except per share data)
Net income                               $     3,921             $    17,936
SFAS No. 123 pro forma compensation
  expense, net of income taxes                  (443)                   (616)
                                          ----------              ----------
SFAS No. 123 pro forma
  net income                             $     3,478             $    17,320
                                          ==========              ==========

Pro forma earnings per share:
   Basic                                 $      0.10             $      0.52
   Diluted                               $      0.09             $      0.46

Earnings per share, as reported:
   Basic                                 $      0.11             $      0.54
   Diluted                               $      0.11             $      0.48



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

     The Company's businesses are managed and organized into two segments:
Standard Products Division ("SPD") and Industrial Products Division ("IPD"). SPD manufactures and sells copper tube, copper and plastic fittings, and valves. Outside of the United States, SPD manufactures and sells copper tube in Europe. SPD sells these products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers. IPD manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. IPD sells its products primarily to original equipment manufacturers ("OEMs"), many of which are in the HVAC, plumbing, and refrigeration markets. SPD and IPD account 100 percent of consolidated net sales and more than 77 percent of consolidated total assets.

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


Results of Operations

     Net income was $3.9 million, or 11 cents per diluted share, for the first quarter of 2003, which compares with net income of $17.9 million, or 48 cents per diluted share, for the same period of 2002.

     During the first quarter of 2003, the Company's net sales were $232.0 million compared with net sales of $249.1 million over the same period of 2002. Pounds shipped totaled 166.6 million in the current period compared with shipments of 181.5 million in the first quarter of 2002. This decline in volume as well as decreased selling prices in certain product lines resulted in the reduction in net sales.

     Cost of goods sold increased from $191.8 million in the first quarter of 2002 to $191.9 million in the same period of 2003. This increase is attributable to increases in raw material costs, primarily copper, partially offset by reductions in conversion costs. The COMEX average copper price in the first quarter of 2003 was approximately six percent greater than in the same period of 2002.

     Depreciation and amortization expense increased to $9.7 million for the first quarter of 2003 compared with $9.1 million during the first quarter of 2002. The increase was due primarily to businesses acquired in the second half of 2002. Selling, general, and administrative expense was $23.3 million for the first quarter of 2003 compared with $22.0 million for the same period of 2002. This increase relates primarily to components of the Company's pension cost, including interest cost, expected return on plan assets, and amortization of plan gains and losses, and increased professional fees.

     Interest expense in the first quarter of 2003 totaled $0.3 million, which was $0.2 million less than the first quarter of 2002. This decrease was due to lower funded balances in 2003. No interest was capitalized during the first quarter of 2003 or during the first quarter of 2002.

     The Company's effective income tax rate for the first quarter of 2003 was 37.3 percent compared with 34.2 percent for the first quarter of last year.

     During 2002, the Company sold its wholly owned subsidiary, Utah Railway Company, and initiated steps to sell or liquidate its French manufacturing operations, Mueller Europe S.A. The operations and cash flows of these two businesses have been eliminated from the ongoing operations of the Company, and are reported as discontinued operations.

     On March 3, 2003, Mueller Europe S.A. filed a petition for liquidation with the Commercial Court of Provins Province, France and, on March 4, the Court declared the entity to be in liquidation. The disposition of remaining assets and obligations of Mueller Europe S.A. is under the jurisdiction of the Court. In the first quarter of 2003 the Company recognized operating losses from discontinued operations incurred by Mueller Europe S.A. for the period the business operated.


Liquidity and Capital Resources

     Cash used in operating activities in the first quarter of 2003 totaled $6.0 million, which is primarily attributable to increased receivables, increased inventories, and decreased liabilities, partially offset by net income from continuing operations and depreciation and amortization. Fluctuations in the cost of copper and other raw materials affect the Company's liquidity. Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.

     During the first quarter of 2003, the Company used $16.9 million for investing activities, consisting primarily of $10.8 million for the purchase of Conbraco Industries, Inc common stock, plus $6.6 million for capital expenditures. The Company also used $1.1 million for financing activities during the quarter, consisting of repayments of long-term debt. Existing cash balances and escrowed IRB proceeds were used to fund the first quarter investing and financing activities.

     During 1999, the Company's Board of Directors authorized the repurchase of up to four million shares of the Company's common stock through open market transactions or through privately negotiated transactions. This authorization was expanded to repurchase up to a total of ten million shares, and has been extended through October 2003. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. The purchases will be funded primarily through existing cash and cash from operations. The Company may hold such shares in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through March 29, 2003, the Company has repurchased approximately 2.4 million shares under this authorization.

     The Company has an unsecured $200 million revolving credit facility (the Credit Facility), which matures in November 2003. At March 29, 2003, there were no outstanding borrowings under the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) LIBOR plus a variable premium or (ii) the larger of Prime, or the Federal Funds rate plus .50 percent. LIBOR advances may be based upon the one, two, three, or six-month LIBOR. The variable premium over LIBOR is based on certain financial ratios, and can range from 25 to 40 basis points. Additionally, a facility fee is payable quarterly on the total commitment and varies from
12.5 to 22.5 basis points based upon the Company's capitalization ratios. When funded debt is 50 percent or more of the commitment, a utilization fee is payable quarterly on the average loan balance outstanding and varies from 0 to 20 basis points based upon the capitalization ratio. Availability of funds under the Credit Facility is reduced by the amount of certain outstanding letters of credit, which totaled approximately $6.6 million at March 29, 2003.

     Under the above Agreement the Company is required, among other things, to maintain certain minimum levels of net worth and meet certain minimum financial ratios. The Company is in compliance with all debt covenants.

     The Company expects to invest between $30 and $35 million for capital projects during 2003. Management believes that cash provided by operations and currently available cash of $194.9 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio is 5.1 to 1 at March 29, 2003.


Item 3.  Quantitative and Qualitative Disclosure of Market Risk

     Quantitative and qualitative disclosures about market risk are incorporated herein by reference to Part II, Item 7A, of the Company's Report on Form 10-K for the year ended December 28, 2002.


Item 4.  Controls and Procedures

     An evaluation was performed, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures, within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.


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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended March 29, 2003. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.


              99.1   Certification of Chief Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

              99.2   Certification of Chief Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

          (b) During the quarter ended March 29, 2003, the Registrant filed one Current Report on Form 8-K dated February 27, 2003, providing its quarterly statements of operations for 2002 and 2001, reclassified to conform to the current presentation.

Items 1, 2, 3, and 4 are not applicable and have been omitted.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2003.


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

Date  April 29, 2003


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

Date  April 29, 2003


                                       /s/ Kent a. McKee
                                       Vice President -
                                       Chief Financial Officer

                                EXHIBIT INDEX

Exhibits      Description

19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended March 29, 2003. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002