Form 10-Q
period 2003-06-28
MUELLER INDUSTRIES INC
filed 2003-07-28
CIK 89439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended June 28, 2003   Commission file number 1-6770


                          MUELLER INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)


              Delaware                                25-0790410
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)             Identification No.)


   8285 Tournament Drive, Suite 150
          Memphis, Tennessee                            38125
(Address of principal executive offices)              (Zip Code)


                               (901) 753-3200
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  /X/      No  / /


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes  /X/      No  / /


The number of shares of the registrant's common stock outstanding as of July 25, 2003, was 34,267,384.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                     For the Period Ended June 28, 2003

                                    INDEX



Part I. Financial Information                                              Page

     Item 1.  Financial Statements (Unaudited)

              a.)  Consolidated Statements of Income
                   for the quarters and six months ended
                   June 28, 2003 and June 29, 2002                           3

              b.)  Consolidated Balance Sheets
                   as of June 28, 2003 and December 28, 2002                 7

              c.)  Consolidated Statements of Cash Flows
                   for the six months ended June 28, 2003
                   and June 29, 2002                                         9

              d.)  Notes to Consolidated Financial Statements               11


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           15


     Item 3.  Quantitative and Qualitative Disclosures About Market Risk    17


     Item 4.  Controls and Procedures                                       18


Part II. Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders           18


     Item 5.  Other Information                                             18


     Item 6.  Exhibits and Reports on Form 8-K                              19


Signatures                                                                  20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          MUELLER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                               For the Quarter Ended
                                          June 28, 2003           June 29, 2002
                                         (In thousands, except per share data)
Net sales                                $   248,221             $   260,507

Cost of goods sold                           203,461                 201,351
                                          ----------              ----------

   Gross profit                               44,760                  59,156

Depreciation and amortization                  9,722                   9,163
Selling, general, and
   administrative expense                     23,575                  22,374
                                          ----------              ----------

   Operating income                           11,463                  27,619

Interest expense                                (292)                   (343)
Environmental expense                           (257)                   (230)
Other income, net                              2,182                   1,414
                                          ----------              ----------

   Income from continuing operations
      before income taxes                     13,096                  28,460

Current income tax expense                      (870)                 (5,483)
Deferred income tax expense                   (3,247)                 (4,261)
                                          ----------              ----------

   Total income tax expense                   (4,117)                 (9,744)
                                          ----------              ----------

Income from continuing operations              8,979                  18,716
Loss from operation of
   discontinued operations, net
   of income taxes                                 -                    (251)
                                          ----------              ----------

Net income                               $     8,979             $    18,465
                                          ==========              ==========

See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                               For the Quarter Ended
                                          June 28, 2003           June 29, 2002
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               34,263                  33,940

Effect of dilutive stock options               2,540                   3,258
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             36,803                  37,198
                                          ----------              ----------

Basic earnings (loss) per share:
   From continuing operations            $      0.26             $      0.55
   From discontinued operations                    -                   (0.01)
                                          ----------              ----------

   Basic earnings per share              $      0.26             $      0.54
                                          ==========              ==========

Diluted earnings (loss) per share:
   From continuing operations            $      0.24             $      0.50
   From discontinued operations                    -                       -
                                          ----------              ----------

   Diluted earnings per share            $      0.24             $      0.50
                                          ==========              ==========

See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                             For the Six Months Ended
                                          June 28, 2003           June 29, 2002
                                         (In thousands, except per share data)
Net sales                                $   480,243             $   509,560

Cost of goods sold                           395,376                 393,157
                                          ----------              ----------

   Gross profit                               84,867                 116,403

Depreciation and amortization                 19,462                  18,239
Selling, general, and
   administrative expense                     46,871                  44,355
                                          ----------              ----------

   Operating income                           18,534                  53,809

Interest expense                                (603)                   (836)
Environmental expense                           (464)                   (405)
Other income, net                              2,739                   3,040
                                          ----------              ----------

   Income from continuing operations
      before income taxes                     20,206                  55,608

Current income tax expense                    (2,737)                (12,173)
Deferred income tax expense                   (4,030)                 (6,854)
                                          ----------              ----------

   Total income tax expense                   (6,767)                (19,027)
                                          ----------              ----------

Income from continuing operations             13,439                  36,581
Loss from operation of
   discontinued operations, net
   of income taxes                              (539)                   (180)
                                          ----------              ----------

Net income                               $    12,900             $    36,401
                                          ==========              ==========

See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                             For the Six Months Ended
                                          June 28, 2003           June 29, 2002
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               34,260                  33,724
Effect of dilutive stock options               2,527                   3,543
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             36,787                  37,267
                                          ----------              ----------

Basic earnings (loss) per share:
   From continuing operations            $      0.40             $      1.09
   From discontinued operations                (0.02)                  (0.01)
                                          ----------              ----------

   Basic earnings per share              $      0.38             $      1.08
                                          ==========              ==========

Diluted earnings (loss) per share:
   From continuing operations            $      0.36             $      0.98
   From discontinued operations                (0.01)                      -
                                          ----------              ----------

   Diluted earnings per share            $      0.35             $      0.98
                                          ==========              ==========

See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                          June 28, 2003       December 28, 2002
                                                   (In thousands)
Assets

Current assets:
   Cash and cash equivalents             $   207,354             $   217,601

   Accounts receivable, less allowance
     for doubtful accounts of $4,881 in
     2003 and $5,196 in 2002                 160,105                 132,427

   Inventories:
     Raw material and supplies                21,616                  22,692
     Work-in-process                          22,777                  21,477
     Finished goods                           95,193                  98,784
                                          ----------              ----------
   Total inventories                         139,586                 142,953

   Other current assets                        6,759                   7,366
                                          ----------              ----------
     Total current assets                    513,804                 500,347

Property, plant, and equipment, net          350,970                 352,469
Goodwill, net                                104,822                 105,551
Other assets                                  36,367                  29,580
                                          ----------              ----------
                                         $ 1,005,963             $   987,947
                                          ==========              ==========





















See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                          June 28, 2003       December 28, 2002
                                          (In thousands, except share data)
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $     3,711             $     4,161
   Accounts payable                           37,717                  41,004
   Accrued wages and other employee costs     23,088                  26,199
   Other current liabilities                  38,518                  34,987
                                          ----------              ----------
     Total current liabilities               103,034                 106,351

Long-term debt                                12,410                  14,005
Pension and postretirement liabilities        34,598                  35,550
Environmental reserves                         9,994                   9,110
Deferred income taxes                         62,352                  59,269
Other noncurrent liabilities                  11,640                   9,718
                                          ----------              ----------
     Total liabilities                       234,028                 234,003
                                          ----------              ----------

Minority interest in subsidiaries                248                     421

Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                   -                       -
   Series A junior participating
     preferred stock - $1.00 par value;
     shares authorized 15,000;
     none outstanding                              -                       -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 34,267,384
     in 2003 and 34,257,419 in 2002              401                     401
   Additional paid-in capital, common        259,030                 258,939
   Retained earnings                         623,014                 610,114
   Accumulated other comprehensive loss      (16,111)                (21,133)
   Treasury common stock, at cost            (94,647)                (94,798)
                                          ----------              ----------
   Total stockholders' equity                771,687                 753,523

Commitments and contingencies (Note 2)             -                       -
                                          ----------              ----------
                                         $ 1,005,963            $   987,947
                                          ==========              ==========




See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                             For the Six Months Ended
                                          June 28, 2003           June 29, 2002
                                                   (In thousands)
Cash flows from operating activities
   Net income from continuing operations $    13,439             $    36,581
   Reconciliation of net income from
    continuing operations to net cash
    provided by operating activities:
     Depreciation and amortization            19,462                  18,239
     Deferred income taxes                     4,030                   6,854
     Loss (gain) on disposal
       of properties                             193                    (962)
     Income tax benefit from exercise
       of stock options                            -                  10,252
     Minority interest in subsidiaries,
       net of dividends paid                    (173)                     66
     Changes in assets and liabilities:
       Receivables                           (30,341)                (32,461)
       Inventories                             3,073                  (3,920)
       Other assets                            1,314                    (857)
       Current liabilities                     3,293                  21,479
       Other liabilities                        (505)                    574
       Other, net                                352                      68
                                          ----------              ----------

Net cash provided by
  operating activities                        14,137                  55,913
                                          ----------              ----------

Cash flows from investing activities
   Capital expenditures                      (15,982)                (13,121)
   Purchase of Conbraco Industries, Inc.
     common stock                            (10,806)                      -
   Escrowed IRB proceeds                         449                   2,206
   Proceeds from sales of properties             210                   1,485
                                          ----------              ----------

Net cash used in investing activities        (26,129)                 (9,430)
                                          ----------              ----------

Cash flows from financing activities
   Repayments of long-term debt               (2,045)                (32,066)
   Proceeds from the sale of
     treasury stock                              244                   2,587
   Acquisition of treasury stock                   -                 (10,450)
                                          ----------              ----------

Net cash used in financing activities         (1,801)                (39,929)
                                          ----------              ----------

See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)
                                             For the Six Months Ended
                                          June 28, 2003           June 29, 2002
                                                   (In thousands)

Effect of exchange rate changes on cash  $     3,294             $     1,066
                                          ----------              ----------

(Decrease) increase in cash
   and cash equivalents                      (10,499)                  7,620

Cash provided by (used in)
   discontinued operations                       252                    (304)

Cash and cash equivalents at the
   beginning of the period                   217,601                 121,862
                                          ----------              ----------

Cash and cash equivalents at the
   end of the period                     $   207,354             $   129,178
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

     In addition, the Company is involved in certain litigation as either plaintiff or defendant as a result of claims that have arisen in the ordinary course of business which management believes will not have a material effect on the Company's financial condition or results of operations.

     The Company has guarantees which are letters of credit issued by the Company generally to guarantee the payment of insurance deductibles, retiree health benefits, and certain operating costs of a foreign subsidiary. The terms of the Company's guarantees are generally one year but are renewable annually as required. The maximum potential amount of future payments the Company could have been required to make under its guarantees at June 28, 2003 was $14.1 million.

Note 3 - Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities (VIEs) in existence prior to January 31, 2003, and provides consolidation requirements for VIEs created after January 31, 2003. The Company is currently evaluating the impact of FIN 46 and does not expect the adoption of FIN 46 to have a material effect on its earnings or its financial position.

Note 4 - Industry Segments

     Summarized segment information is as follows:

                                               For the Quarter Ended
                                          June 28, 2003           June 29, 2002
                                                   (In thousands)
Net sales:
   Standard Products Division            $   178,939             $   187,187
   Industrial Products Division               71,585                  74,937
   Elimination of intersegment sales          (2,303)                 (1,617)
                                          ----------              ----------
                                         $   248,221             $   260,507
                                          ==========              ==========


Operating income:
   Standard Products Division            $    11,877             $    25,409
   Industrial Products Division                3,597                   5,803
   Unallocated expenses                       (4,011)                 (3,593)
                                          ----------              ----------
                                         $    11,463             $    27,619
                                          ==========              ==========

                                             For the Six Months Ended
                                          June 28, 2003           June 29, 2002
                                                   (In thousands)
Net sales:
   Standard Products Division            $   338,319             $   367,285
   Industrial Products Division              146,532                 144,924
   Elimination of intersegment sales          (4,608)                 (2,649)
                                          ----------              ----------
                                         $   480,243             $   509,560
                                          ==========              ==========


Operating income:
   Standard Products Division            $    18,958             $    50,567
   Industrial Products Division                7,648                  11,471
   Unallocated expenses                       (8,072)                 (8,229)
                                          ----------              ----------
                                         $    18,534             $    53,809
                                          ==========              ==========

Note 5 - Comprehensive Income

     Comprehensive income is as follows:

                                               For the Quarter Ended
                                          June 28, 2003           June 29, 2002
                                                   (In thousands)
Comprehensive income:
   Net income                            $     8,979             $    18,465
   Other comprehensive income (loss):
      Cumulative translation adjustments       4,797                   7,947
      Minimum pension liability
         adjustment                                -                     110
      Change in the fair value
         of derivatives                         (153)                   (110)
                                          ----------              ----------
                                         $    13,623             $    26,412
                                          ==========              ==========

                                             For the Six Months Ended
                                          June 28, 2003           June 29, 2002
                                                   (In thousands)
Comprehensive income:
   Net income                            $    12,900             $    36,401
   Other comprehensive income (loss):
      Cumulative translation adjustments       5,148                   7,122
      Minimum pension liability
         adjustment                                -                   3,017
      Change in the fair value
         of derivatives                         (126)                  1,080
                                          ----------              ----------
                                         $    17,922             $    47,620
                                          ==========              ==========

Note 6 - Stock-Based Compensation

     The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation expense is reflected in net income because the exercise price of the Company's incentive employee stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to stock-based employee compensation.

                                               For the Quarter Ended
                                          June 28, 2003           June 29, 2002
                                        (In thousands, except per share data)
Net income                               $     8,979             $    18,465
SFAS No. 123 compensation
  expense, net of income taxes                  (455)                   (716)
                                          ----------              ----------
SFAS No. 123 pro forma
  net income                             $     8,524             $    17,749
                                          ==========              ==========

Pro forma earnings per share:
   Basic                                 $      0.25             $      0.52
   Diluted                               $      0.23             $      0.48

Earnings per share, as reported:
   Basic                                 $      0.26             $      0.54
   Diluted                               $      0.24             $      0.50


                                             For the Six Months Ended
                                          June 28, 2003           June 29, 2002
                                        (In thousands, except per share data)
Net income                               $    12,900             $    36,401
SFAS No. 123 compensation
  expense, net of income taxes                  (898)                 (1,332)
                                          ----------              ----------
SFAS No. 123 pro forma
  net income                             $    12,002             $    35,069
                                          ==========              ==========

Pro forma earnings per share:
   Basic                                 $      0.35             $      1.04
   Diluted                               $      0.33             $      0.94

Earnings per share, as reported:
   Basic                                 $      0.38             $      1.08
   Diluted                               $      0.35             $      0.98


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

     The Company's businesses are managed and organized into two segments:
Standard Products Division (SPD) and Industrial Products Division (IPD). SPD manufactures and sells copper tube, copper and plastic fittings, and valves. Outside of the United States, SPD manufactures and sells copper tube in Europe. SPD sells these products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers. IPD manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. IPD sells its products primarily to original equipment manufacturers (OEMs), many of which are in the HVAC, plumbing, and refrigeration markets.

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


Results of Operations

     Net income was $9.0 million, or 24 cents per diluted share, for the second quarter of 2003, compared with net income of $18.5 million, or 50 cents per diluted share, for the same period of 2002. Year-to-date, net income was $12.9 million, or 35 cents per diluted share, compared with net income of $36.4 million, or 98 cents per diluted share, for 2002.

     During the second quarter of 2003, the Company's net sales were $248.2 million, which compares with net sales of $260.5 million over the same period of 2002, or a five percent decrease. Net sales were $480.2 million in the first half of 2003 compared with $509.6 million in the same period of 2002. The average price of copper was approximately three percent higher in the first half of 2003 compared with the same period of 2002. During the second quarter of 2003, the Company's manufacturing businesses shipped 175 million pounds of product compared to 187 million pounds in the same quarter of 2002. The Company shipped 342 million pounds of product in the first half of 2003 compared with 368 million in the same period of 2002. This decline in volume as well as decreased selling prices in certain product lines, primarily copper tube, resulted in the reduction in net sales.

     Cost of goods sold increased from $201.4 million in the second quarter of 2002 to $203.5 million in the same period of 2003. This increase was attributable to higher material costs and increases in certain manufacturing costs including health care benefit costs and packaging costs. Selling, general, and administrative expense increased from $22.4 million in the second quarter of 2002 to $23.6 million in the second quarter of 2003. This increase relates primarily to components of the Company's pension cost, including interest cost, expected return on plan assets, and amortization of
plan gains and losses, and increased professional fees.   Depreciation and
amortization expense increased to $9.7 million and $19.5 million for the second quarter and first half of 2003, respectively, compared with $9.2 million in the second quarter and $18.2 million in the first half of 2002. The increase was due to recent capital expenditures and businesses acquired during the second half of 2002.

     Second quarter and first half operating income decreased from the comparable periods in the prior year primarily due to reduced spreads in certain product lines, primarily domestic and European copper tube. The Company's European operations showed a modest profit for the second quarter of 2003.

     Interest expense for the second quarter of 2003 totaled $0.3 million, even with the same period of 2002. For the first six months of 2003, interest expense was $0.6 million compared with $0.8 million for the same period of 2002. No interest was capitalized in the first half of 2003 or the first half of 2002. Total interest in the second quarter and first half of 2003 decreased due to debt reductions.

     The Company's effective income tax rate for the first half of 2003 was
33.5 percent compared with 34.2 percent for the first half of 2002.


Liquidity and Capital Resources

     Cash provided by operating activities in the first half of 2003 totaled $14.1 million, which was primarily attributable to net income from continuing operations, depreciation and amortization, deferred income taxes, decreased inventories, and increased current liabilities partially offset by increased receivables. Fluctuations in the cost of copper and other raw materials affect the Company's liquidity. Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.

     During the first six months of 2003, the Company used $26.1 million for investing activities, consisting primarily of $10.8 million for the purchase of Conbraco Industries, Inc common stock, plus $16.0 million for capital expenditures. The Company also used $1.8 million for financing activities during the six-month period, consisting primarily of repayments of long-term debt. Existing cash balances and escrowed IRB proceeds were used to fund the first half investing and financing activities.

     During 1999, the Company's Board of Directors authorized the repurchase of up to four million shares of the Company's common stock through open market transactions or through privately negotiated transactions. This authorization was expanded up to a total of ten million shares, and was extended through October 2003. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through June 28, 2003, the Company had repurchased approximately 2.4 million shares under this authorization.

     The Company has an unsecured $200 million revolving credit facility (the Credit Facility), which matures in November 2003. At June 28, 2003, there were no outstanding borrowings under the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) LIBOR plus a variable premium or (ii) the greater of Prime, or the Federal Funds rate plus .50 percent. LIBOR advances may be based upon the one, two, three, or six-month LIBOR. The variable premium over LIBOR is based on certain financial ratios, and can range from 25 to 40 basis points. Additionally, a facility fee is payable quarterly on the total commitment and varies from
12.5 to 22.5 basis points based upon the Company's capitalization ratios. When funded debt is 50 percent or more of the commitment, a utilization fee is payable quarterly on the average loan balance outstanding and varies from 0 to 20 basis points based upon the capitalization ratio. Availability of funds under the Credit Facility is reduced by the amount of certain outstanding letters of credit, which totaled approximately $6.9 million at June 28, 2003.

     Under the Credit Facility the Company is required, among other things, to maintain certain minimum levels of net worth and meet certain minimum financial ratios. At June 28, 2003 the Company was in compliance with all debt covenants.

     The Company expects to invest between $35 and $40 million for capital projects during 2003. Management believes that cash provided by operations and currently available cash of $207.4 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio was 5 to 1 at June 28, 2003.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk


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


Part II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


     On May 1, 2003, the Company held its Annual Meeting of Stockholders at which two proposals were voted upon: (i) election of directors and (ii) the approval of the appointment of auditors. The following persons were duly elected to serve, subject to the Company's Bylaws, as Directors of the Company until the next Annual Meeting, or until election and qualification of their successors:

                                    Votes in Favor     Votes Withheld

          Gennaro J. Fulvio           31,109,893          405,684
          Gary S. Gladstein           31,111,257          404,320
          Terry Hermanson             31,383,789          131,788
          Robert B. Hodes             24,127,090        7,388,486
          Harvey L. Karp              31,035,087          480,490
          William D. O'Hagan          31,028,745          486,832

     The proposal to approve the appointment of Ernst & Young LLP as the Company's auditors was ratified by 30,481,522 votes in favor, 1,010,796 votes against, and 23,259 votes abstaining.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended June 28, 2003. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

              99.1  Certification of Chief Executive Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2  Certification of Chief Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) During the quarter ended June 28, 2003, the registrant filed one Current Report on Form 8-K dated April 16, 2003 providing its first quarter 2003 earnings release.


Items 1, 2, and 3 are not applicable and have been omitted.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 28, 2003.


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

Date    July 28, 2003


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

Date    July 28, 2003

                                       /s/ Kent A. McKee
                                       Chief Financial Officer

                                EXHIBIT INDEX

Exhibits      Description

19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended June 28, 2003. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.