Form 10-Q
period 2003-09-27
MUELLER INDUSTRIES INC
filed 2003-10-23
CIK 89439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended September 27, 2003   Commission file number 1-6770


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


The number of shares of the registrant's common stock outstanding as of October 17, 2003, was 34,267,677.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                   For the Period Ended September 27, 2003

                                    INDEX



Part I. Financial Information                                              Page

     Item 1.  Financial Statements (Unaudited)

              a.)  Consolidated Statements of Income
                   for the quarters and nine months ended
                   September 27, 2003 and September 28, 2002                 3

              b.)  Consolidated Balance Sheets
                   as of September 27, 2003 and December 28, 2002            7

              c.)  Consolidated Statements of Cash Flows
                   for the nine months ended September 27, 2003
                   and September 28, 2002                                    9

              d.)  Notes to Consolidated Financial Statements               11


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           15


     Item 3.  Quantitative and Qualitative Disclosures About Market Risk    18


     Item 4.  Controls and Procedures                                       18


Part II. Other Information

     Item 5.  Other Information                                             19


     Item 6.  Exhibits and Reports on Form 8-K                              19


Signatures                                                                  21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          MUELLER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                               For the Quarter Ended
                                     September 27, 2003      September 28, 2002
                                         (In thousands, except per share data)
Net sales                                $   251,053             $   227,294

Cost of goods sold                           201,960                 176,302
                                          ----------              ----------

   Gross profit                               49,093                  50,992

Depreciation and amortization                  9,777                   9,277
Selling, general, and
   administrative expense                     24,301                  21,280
                                          ----------              ----------

   Operating income                           15,015                  20,435

Interest expense                                (267)                   (320)
Environmental expense                           (306)                   (483)
Other income, net                                826                   1,104
                                          ----------              ----------

   Income from continuing operations
      before income taxes                     15,268                  20,736

Current income tax (expense) benefit            (856)                  9,102
Deferred income tax benefit (expense)          5,325                  (4,016)
                                          ----------              ----------

   Total income tax benefit (expense)          4,469                   5,086
                                          ----------              ----------

Income from continuing operations             19,737                  25,822

Discontinued operations, net
   of income taxes:
    Loss from operation of
     discontinued operations                       -                    (313)
    Gain on disposition of
     discontinued operations                   1,699                  21,123
                                          ----------              ----------

Net income                               $    21,436             $    46,632
                                          ==========              ==========

See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                               For the Quarter Ended
                                     September 27, 2003      September 28, 2002
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               34,267                  34,269
Effect of dilutive stock options               2,590                   2,568
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             36,857                  36,837
                                          ----------              ----------

Basic earnings (loss) per share:
   From continuing operations            $      0.58             $      0.75
   From discontinued operations                    -                   (0.01)
   From gain on disposition of
    discontinued operations                     0.05                    0.62
                                          ----------              ----------

   Basic earnings per share              $      0.63             $      1.36
                                          ==========              ==========

Diluted earnings (loss) per share:
   From continuing operations            $      0.53             $      0.70
   From discontinued operations                    -                       -
   From gain on disposition of
    discontinued operations                     0.05                    0.57
                                          ----------              ----------

   Diluted earnings per share            $      0.58             $      1.27
                                          ==========              ==========

See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                            For the Nine Months Ended
                                     September 27, 2003      September 28, 2002
                                         (In thousands, except per share data)
Net sales                                $   731,296             $   736,854

Cost of goods sold                           597,336                 569,459
                                          ----------              ----------

   Gross profit                              133,960                 167,395

Depreciation and amortization                 29,239                  27,516
Selling, general, and
   administrative expense                     71,172                  65,635
                                          ----------              ----------

   Operating income                           33,549                  74,244

Interest expense                                (870)                 (1,156)
Environmental expense                           (770)                   (888)
Other income, net                              3,565                   4,144
                                          ----------              ----------

   Income from continuing operations
      before income taxes                     35,474                  76,344

Current income tax (expense) benefit          (3,593)                 (3,071)
Deferred income tax benefit (expense)          1,295                 (10,870)
                                          ----------              ----------

   Total income tax benefit (expense)         (2,298)                (13,941)
                                          ----------              ----------

Income from continuing operations             33,176                  62,403

Discontinued operations, net
   of income taxes:
    Loss from operation of
     discontinued operations                    (539)                   (493)
    Gain on disposition of
     discontinued operations                   1,699                  21,123
                                          ----------              ----------

Net income                               $    34,336             $    83,033
                                          ==========              ==========

See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                            For the Nine Months Ended
                                     September 27, 2003      September 28, 2002
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               34,262                  33,905
Effect of dilutive stock options               2,550                   3,218
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             36,812                  37,123
                                          ----------              ----------

Basic earnings (loss) per share:
   From continuing operations            $      0.97             $      1.84
   From discontinued operations                (0.02)                  (0.01)
   From gain on disposition of
    discontinued operations                     0.05                    0.62
                                          ----------              ----------

   Basic earnings per share              $      1.00             $      2.45
                                          ==========              ==========

Diluted earnings (loss) per share:
   From continuing operations            $      0.89             $      1.68
   From discontinued operations                (0.01)                  (0.01)
   From gain on disposition of
    discontinued operations                     0.05                    0.57
                                          ----------              ----------

   Diluted earnings per share            $      0.93             $      2.24
                                          ==========              ==========

See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                     September 27, 2003       December 28, 2002
                                                   (In thousands)
Assets

Current assets:
   Cash and cash equivalents             $   219,280             $   217,601

   Accounts receivable, less allowance
     for doubtful accounts of $4,087 in
     2003 and $5,196 in 2002                 162,352                 132,427

   Inventories:
     Raw material and supplies                21,304                  22,692
     Work-in-process                          25,178                  21,477
     Finished goods                           98,951                  98,784
                                          ----------              ----------
   Total inventories                         145,433                 142,953

   Other current assets                       11,131                   7,366
                                          ----------              ----------
     Total current assets                    538,196                 500,347

Property, plant, and equipment, net          349,007                 352,469
Goodwill, net                                104,849                 105,551
Other assets                                  35,401                  29,580
                                          ----------              ----------
                                         $ 1,027,453             $   987,947
                                          ==========              ==========

See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                     September 27, 2003       December 28, 2002
                                          (In thousands, except share data)
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $     3,711             $     4,161
   Accounts payable                           37,326                  41,004
   Accrued wages and other employee costs     25,293                  26,199
   Other current liabilities                  39,425                  34,987
                                          ----------              ----------
     Total current liabilities               105,755                 106,351

Long-term debt                                11,486                  14,005
Pension and postretirement liabilities        35,340                  35,550
Environmental reserves                         9,876                   9,110
Deferred income taxes                         60,456                  59,269
Other noncurrent liabilities                  10,744                   9,718
                                          ----------              ----------
     Total liabilities                       233,657                 234,003
                                          ----------              ----------

Minority interest in subsidiaries                248                     421

Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                   -                       -
   Series A junior participating
     preferred stock - $1.00 par value;
     shares authorized 15,000;
     none outstanding                              -                       -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 34,267,677
     in 2003 and 34,257,419 in 2002              401                     401
   Additional paid-in capital, common        259,040                 258,939
   Retained earnings                         644,450                 610,114
   Accumulated other comprehensive loss      (15,688)                (21,133)
   Treasury common stock, at cost            (94,655)                (94,798)
                                          ----------              ----------
   Total stockholders' equity                793,548                 753,523

Commitments and contingencies (Note 2)             -                       -
                                          ----------              ----------
                                         $ 1,027,453             $   987,947
                                          ==========              ==========

See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                              For the Nine Months Ended
                                     September 27, 2003      September 28, 2002
                                                   (In thousands)
Cash flows from operating activities
   Net income from continuing operations $    33,176             $    62,403
   Reconciliation of net income from
    continuing operations to net cash
    provided by operating activities:
     Depreciation and amortization            29,239                  27,516
     Deferred income taxes                    (1,295)                 10,870
     Loss (gain) on disposal
       of properties                             349                    (880)
     Income tax benefit from exercise
       of stock options                            -                  13,205
     Minority interest in subsidiaries,
       net of dividends paid                    (173)                     66
     Changes in assets and liabilities:
       Receivables                           (32,666)                 (5,599)
       Inventories                            (2,658)                 (8,563)
       Other assets                              699                  (1,455)
       Current liabilities                     6,343                  (5,147)
       Other liabilities                         879                     493
       Other, net                                208                     136
                                          ----------              ----------
Net cash provided by
  operating activities                        34,101                  93,045
                                          ----------              ----------

Cash flows from investing activities
   Proceeds from sales of
     discontinued operations                       -                  55,403
   Capital expenditures                      (24,100)                (17,544)
   Acquisition of businesses                 (10,806)                (27,555)
   Proceeds from sales of properties           1,350                   1,485
   Escrowed IRB proceeds                         449                   2,206
                                          ----------              ----------
Net cash (used in) provided by
  investing activities                       (33,107)                 13,995
                                          ----------              ----------

Cash flows from financing activities
   Repayments of long-term debt               (2,969)                (33,097)
   Proceeds from the sale of
     treasury stock                              244                   3,191
   Acquisition of treasury stock                   -                 (14,753)
                                          ----------              ----------
Net cash used in financing activities         (2,725)                (44,659)
                                          ----------              ----------

See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)
                                              For the Nine Months Ended
                                     September 27, 2003      September 28, 2002
                                                   (In thousands)

Effect of exchange rate changes on cash  $     3,158             $       257
                                          ----------              ----------

Increase in cash and cash equivalents          1,427                  62,638

Cash provided by discontinued operations         252                      70

Cash and cash equivalents at the
   beginning of the period                   217,601                 121,862
                                          ----------              ----------

Cash and cash equivalents at the
   end of the period                     $   219,280             $   184,570
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

     The Company has guarantees which are letters of credit issued by the Company generally to guarantee the payment of insurance deductibles, retiree health benefits, and certain operating costs of a foreign subsidiary. The terms of the Company's guarantees are generally one year but are renewable annually as required. The maximum potential amount of future payments the Company could have been required to make under its guarantees at September 27, 2003 was $10.0 million.

Note 3 - Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities"
(FIN 46). FIN 46 provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities (VIEs) in existence prior to January 31, 2003, and provides consolidation requirements for VIEs created after January 31, 2003. The adoption of FIN 46 will not have an effect on the financial position or results of operations of the Company.

Note 4 - Industry Segments

     Summarized segment information is as follows:

                                               For the Quarter Ended
                                     September 27, 2003      September 28, 2002
                                                   (In thousands)
Net sales:
   Standard Products Division            $   184,306             $   161,188
   Industrial Products Division               70,145                  67,946
   Elimination of intersegment sales          (3,398)                 (1,840)
                                          ----------              ----------
                                         $   251,053             $   227,294
                                          ==========              ==========

Operating income:
   Standard Products Division            $    15,555             $    19,206
   Industrial Products Division                2,938                   4,640
   Unallocated expenses                       (3,478)                 (3,411)
                                          ----------              ----------
                                         $    15,015             $    20,435
                                          ==========              ==========

                                              For the Nine Months Ended
                                     September 27, 2003      September 28, 2002
                                                   (In thousands)
Net sales:
   Standard Products Division            $   522,625             $   528,473
   Industrial Products Division              216,677                 212,870
   Elimination of intersegment sales          (8,006)                 (4,489)
                                          ----------              ----------
                                         $   731,296             $   736,854
                                          ==========              ==========

Operating income:
   Standard Products Division            $    34,513             $    69,773
   Industrial Products Division               10,586                  16,111
   Unallocated expenses                      (11,550)                (11,640)
                                          ----------              ----------
                                         $    33,549             $    74,244
                                          ==========              ==========

Note 5 - Comprehensive Income

     Comprehensive income is as follows:

                                               For the Quarter Ended
                                     September 27, 2003      September 28, 2002
                                                   (In thousands)
Comprehensive income:
   Net income                            $    21,436             $    46,632
   Other comprehensive income (loss):
      Cumulative translation adjustments         201                    (348)
      Minimum pension liability
         adjustment                                -                  (1,146)
      Change in the fair value
         of derivatives                          223                    (762)
                                          ----------              ----------
                                         $    21,860             $    44,376
                                          ==========              ==========

                                              For the Nine Months Ended
                                     September 27, 2003      September 28, 2002
                                                   (In thousands)
Comprehensive income:
   Net income                            $    34,336             $    83,033
   Other comprehensive income (loss):
      Cumulative translation adjustments       5,348                   6,774
      Minimum pension liability
         adjustment                                -                   1,871
      Change in the fair value
         of derivatives                           97                     318
                                          ----------              ----------
                                         $    39,781             $    91,996
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

                                               For the Quarter Ended
                                     September 27, 2003      September 28, 2002
                                        (In thousands, except per share data)
Net income                               $    21,436             $    46,632
SFAS No. 123 compensation
  expense, net of income taxes                  (609)                   (554)
                                          ----------              ----------
SFAS No. 123 pro forma
  net income                             $    20,827             $    46,078
                                          ==========              ==========

Pro forma earnings per share:
   Basic                                 $      0.61             $      1.34
   Diluted                               $      0.57             $      1.25

Earnings per share, as reported:
   Basic                                 $      0.63             $      1.36
   Diluted                               $      0.58             $      1.27

                                              For the Nine Months Ended
                                     September 27, 2003      September 28, 2002
                                        (In thousands, except per share data)
Net income                               $    34,336             $    83,033
SFAS No. 123 compensation
  expense, net of income taxes                (1,507)                 (1,886)
                                          ----------              ----------
SFAS No. 123 pro forma
  net income                             $    32,829             $    81,147
                                          ==========              ==========

Pro forma earnings per share:
   Basic                                 $      0.96             $      2.39
   Diluted                               $      0.89             $      2.19

Earnings per share, as reported:
   Basic                                 $      1.00             $      2.45
   Diluted                               $      0.93             $      2.24

Note 7 - Income Tax Benefit (Expense)

     During the third quarter of 2003, the Company recognized a deferred income tax benefit, upon the closure of the open tax year, by reducing a valuation allowance of $9.3 million related to an operating loss resulting from the 1999 sale of a subsidiary. Realization of the tax benefit occurred during the year of sale.

     The sale of the Company's Utah Railway Company subsidiary during the third quarter of 2002 enabled the Company to utilize previously unrecognized capital loss carryforwards. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the recognition of this capital loss carryforward benefit of $12.7 million was classified as a reduction to current income taxes on continuing operations, resulting in a net current income tax benefit for the third quarter of 2002.

Note 8 - Discontinued Operations

     During the third quarter of 2002, the Company completed the sale of its wholly owned subsidiary, Utah Railway Company. Proceeds from the sale were approximately $55.4 million. The Company recognized a gain of $21.1 million (net of income taxes of $11.6 million) from the sale. Also during 2002 the Company initiated the disposal of its subsidiary, Mueller Europe S.A. The Company expects no further obligations or contingencies from these discontinued operations and, therefore, during the third quarter of 2003 it recognized a $1.7 million after tax gain to reflect adjustments to the previous estimates on disposition.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

     The Company is a leading manufacturer of copper tube and fittings; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic fittings and valves; refrigeration valves and fittings; and fabricated tubular products. The Company's operations are located throughout the United States, and in Canada, Mexico, and Great Britain.

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

Results of Operations

     Income from continuing operations was $19.7 million, or 53 cents per diluted share, for the third quarter of 2003, compared with income from continuing operations of $25.8 million, or 70 cents per diluted share, for the same period of 2002. Year-to-date, income from continuing operations was $33.2 million, or 89 cents per diluted share, compared with income from continuing operations of $62.4 million, or $1.68 per diluted share, for 2002.

     During the third quarter of 2003, the Company's net sales were $251.1 million, which compares with net sales of $227.3 million over the same period of 2002, an increase of 10.5 percent. Net sales were $731.3 million in the first nine months of 2003 compared with $736.9 million in the same period of 2002. The average price of copper was approximately 7 percent higher in the nine-month period of 2003 compared with the same period of 2002. During the third quarter of 2003, the Company's manufacturing businesses shipped 175 million pounds of product compared to 164 million pounds in the same quarter of 2002. The Company shipped 532 million pounds of product in the nine months ended September 27, 2003 compared with 517 million in the same period of 2002.

     Cost of goods sold increased from $176.3 million in the third quarter of 2002 to $202.0 million in the same period of 2003. This increase was attributable to higher volumes, higher material costs, and increases in certain manufacturing costs including health care benefit costs and packaging costs. Selling, general, and administrative expense increased from $21.3 million in the third quarter of 2002 to $24.3 million in the third quarter of 2003. This increase relates primarily to (i) components of the Company's pension cost, including interest cost, expected return on plan assets, and amortization of plan gains and losses, (ii) increased provision for bad debts, and (iii) increased professional fees. Depreciation and amortization expense increased to $9.8 million and $29.2 million for the third quarter and nine months ended September 27, 2003, respectively, compared with $9.3 million in the third quarter and $27.5 million in the first nine months of 2002. The increase was due to recent capital expenditures and businesses acquired during the second half of 2002.

     Third quarter operating income decreased from the comparable period in the prior year primarily due to increased operating costs identified above. Year-to-date operating income decreased from the comparable period in the prior year primarily due to reduced spreads in certain product lines, primarily domestic copper tube, and increased operating costs identified above. The third quarter 2003 operating income of $15.0 million represents an increase of $3.6 million over the preceding second quarter 2003 operating income. This improvement is primarily due to improved spreads in certain product lines, primarily domestic copper tube. The Company's European operations continued to show a modest profit during the third quarter of 2003.

     Interest expense for the third quarter of 2003 totaled $0.3 million, even with the same period of 2002. For the first nine months of 2003, interest expense was $0.9 million compared with $1.2 million for the same period of 2002. No interest was capitalized in the nine months of 2003 or the comparable period of 2002. Total interest in the third quarter and first nine months of 2003 decreased due to debt reductions.

     During the third quarter of 2003, the Company recognized a deferred income tax benefit, upon the closure of the open tax year, by reducing a valuation allowance of $9.3 million related to an operating loss resulting from the 1999 sale of a subsidiary. Realization of the tax benefit occurred during the year of sale. Without this deferred income tax benefit, the Company would have recognized income tax expense of approximately $4.8 million, or approximately 32 percent of pretax income from continuing operations during the third quarter of 2003. Without this deferred income tax benefit, the Company's income from continuing operations would have been approximately $10.4 million, or 28 cents per diluted share for the third quarter and would have been approximately $23.9 million, or 65 cents per diluted share, for the first three quarters of 2003.

     The sale of the Company's Utah Railway Company subsidiary during the third quarter of 2002 enabled the Company to utilize previously unrecognized capital loss carryforwards. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the recognition of this capital loss carryforward benefit of $12.7 million was classified as a reduction to current income taxes on continuing operations, resulting in a net current income tax benefit for the third quarter of 2002. Without the benefit of the capital loss carryforwards, the Company would have recognized income tax expense of approximately $7.6 million, or approximately 37 percent of pretax income from continuing operations. Without the benefit of the capital loss carryforwards, the Company's income from continuing operations would have been approximately $13.2 million, or 36 cents per diluted share for the third quarter and would have been approximately $49.7 million, or $1.34 per diluted share, for the first three quarters of 2002.

     The Company recognized proceeds from the sale of Utah Railway Company in the third quarter of 2002 of approximately $55.4 million. The Company recognized a gain of $21.1 million (net of income taxes of $11.6 million) from the sale. Also during 2002 the Company initiated the disposal of its subsidiary, Mueller Europe S.A. The Company expects no further obligations or contingencies from these discontinued operations and, therefore, during the third quarter of 2003 it recognized a $1.7 million after tax gain to reflect adjustments to the previous estimates on disposition.


Liquidity and Capital Resources

     Cash provided by operating activities in the first nine months of 2003 totaled $34.1 million, which was primarily attributable to net income from continuing operations, depreciation and amortization, partially offset by increased receivables. Fluctuations in the cost of copper and other raw materials affect the Company's liquidity. Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.

     During the first nine months of 2003, the Company used $33.1 million for investing activities, consisting primarily of $10.8 million for the purchase of a minority interest in Conbraco Industries, Inc. common stock, and $24.1 million for capital expenditures. The Company also used $2.7 million for financing activities during the nine-month period, consisting primarily of repayments of long-term debt. Existing cash balances and escrowed IRB proceeds were used to fund the Company's investing and financing activities.

     The Company's Board of Directors has authorized the repurchase until October 2004 of up to ten million shares of the Company's common stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through September 27, 2003, the Company had repurchased approximately 2.4 million shares under this authorization.

     The Company has an unsecured $200 million revolving credit facility (the Credit Facility), which matures in November 2003. At September 27, 2003, there were no outstanding borrowings under the Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) LIBOR plus a variable premium or (ii) the greater of Prime, or the Federal Funds rate plus .50 percent. LIBOR advances may be based upon the one, two, three, or six-month LIBOR. The variable premium over LIBOR is based on certain financial ratios, and can range from 25 to 40 basis points. Additionally, a facility fee is payable quarterly on the total commitment and varies from 12.5 to 22.5 basis points based upon the Company's capitalization ratios. When funded debt is 50 percent or more of the commitment, a utilization fee is payable quarterly on the average loan balance outstanding and varies from 0 to 20 basis points based upon the capitalization ratio. Availability of funds under the Credit Facility is reduced by the amount of certain outstanding letters of credit, which totaled approximately $6.9 million at September 27, 2003. The Company expects to enter into a new credit agreement with similar terms prior to the maturity date of the existing Credit Facility.

     The Company expects to invest between $30 and $35 million for capital projects during 2003. Management believes that cash provided by operations and currently available cash of $219.3 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio was 5 to 1 at September 27, 2003.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk


     Quantitative and qualitative disclosures about market risk are incorporated herein by reference to Part II, Item 7A, of the Company's Annual Report on Form 10-K for the year ended December 28, 2002.

     During the third quarter, the Company entered into forward contracts to purchase approximately $1.8 million of natural gas through March 2004.


Item 4.  Controls and Procedures


     The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in Company reports filed under the Securities Exchange Act of 1934, as amended, (the Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

     There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending September 27, 2003, that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.


Part II.  OTHER INFORMATION


Item 5.  Other Information

     The Company is aware of investigations of competition in markets in which it participates, or has participated in the past, in Europe, Canada and the United States. On October 21, 2003, the Company was informed that the investigations of which it was aware in the United States have been closed. On September 1, 2003, the European Commission released a statement alleging infringements in Europe of competition rules by manufacturers of copper tubes including the Company and businesses in France and England, which it acquired in 1997. The Company took the lead in bringing these issues to the attention of the European Commission and has fully cooperated in the resulting investigation from its inception. The Company does not anticipate any material adverse effect on its business or financial position as a result of the European Commission's action or other investigations.


Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits

              19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended September 27, 2003. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

              31.1  Certification of Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2  Certification of Chief Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) During the quarter ended September 27, 2003, the registrant filed the following Current Reports on Form 8-K:

              July 15, 2003:  Item 7. Financial Statements and Exhibits.
              Item 9. Regulation FD Disclosure (Information provided under
              Item 12. Results of Operations and Financial Condition). Second Quarter Earnings Release.

              September 13, 2003: Item 7. Financial Statements and Exhibits. Press Release: European Commission's Statement Regarding Copper Tube Manufacturers in Europe.


Items 1, 2, 3, and 4 are not applicable and have been omitted.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 23, 2003.


                                       MUELLER INDUSTRIES, INC.


                                       /s/ Kent A. McKee
                                       Kent A. McKee
                                       Vice President and
                                       Chief Financial Officer


                                       /s/ Richard W. Corman
                                       Richard W. Corman
                                       Corporate Controller

                                EXHIBIT INDEX

Exhibits      Description

19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended September 27, 2003. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1          Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2          Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.