Form 10-K
period 2003-12-27
MUELLER INDUSTRIES INC
filed 2004-03-01
CIK 89439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2003     Commission file number 1-6770

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.[   ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [ X ]    No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was $911,997,281.

The number of shares of the Registrant's common stock outstanding as of February 25, 2004 was 34,917,827 excluding 5,173,675 treasury shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into this
Report: Registrant's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, scheduled to be mailed on or about March 24, 2004 (Part
III).

                          MUELLER INDUSTRIES, INC.

                             -------------------

As used in this report, the terms "Company", "Mueller", and "Registrant" mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

                             -------------------

                              TABLE OF CONTENTS

                                                                          Page

Part I
     Item 1.  Business                                                      3
     Item 2.  Properties                                                    9
     Item 3.  Legal Proceedings                                            11
     Item 4.  Submission of Matters to a Vote of Security Holders          12

Part II
     Item 5.  Market for Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases of Equity Securities          12
     Item 6.  Selected Financial Data                                      13
     Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        14
     Item 7A. Quantitative and Qualitative Disclosures About
                Market Risk                                                14
     Item 8.  Financial Statements and Supplementary Data                  14
     Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                        14
     Item 9A. Controls and Procedures                                      14

Part III
     Item 10. Directors and Executive Officers of the Registrant           15
     Item 11. Executive Compensation                                       15
     Item 12. Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                 15
     Item 13. Certain Relationships and Related Transactions               18
     Item 14. Principal Accounting Fees and Services                       18

Part IV
     Item 15. Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                        18

Signatures                                                                 22

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

     The Company's businesses are managed and organized into two segments:
Standard Products Division ("SPD") and Industrial Products Division ("IPD"). SPD manufactures and sells copper tube, copper and plastic fittings, and valves. Outside of the United States, SPD manufactures and sells copper tube in Europe. SPD sells these products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers. IPD manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. IPD sells its products primarily to original equipment manufacturers ("OEMs"), many of which are in the HVAC, plumbing, and refrigeration markets. The majority of the Company's manufacturing facilities operated at moderate levels during 2003 and 2002, and high levels in 2001.

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

     Information concerning segments and geographic information appears under "Note 15 - Industry Segments" in the Notes to Consolidated Financial Statements for the year ended December 27, 2003 in Item 8 of this Report, which is incorporated herein by reference.

     The Company is a Delaware corporation incorporated on October 3, 1990.

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

     In December 2002, the Company initiated a plan to sell or liquidate its French manufacturing operations, Mueller Europe S. A. On March 3, 2003, Mueller Europe S.A. filed a petition for liquidation with the Commercial Court of Provins Province, France and, on March 4, 2003, the Court declared the entity to be in liquidation. The disposition of remaining assets and obligations of Mueller Europe S.A. is under the jurisdiction of the Court. In 2003, the Company recognized operating losses from discontinued operations incurred by Mueller Europe S.A. for the period the business operated.

     SPD markets primarily through its own sales and distribution organization, which maintains sales offices and distribution centers throughout the United States and in Canada, Mexico, and Europe.
Additionally, products are sold and marketed through a network of agents, which, when combined with the Company's sales organization, provide the Company broad geographic market representation.

     The businesses in which SPD is engaged are highly competitive. The principal methods of competition for Mueller's products are customer service, availability, and price. The total amount of order backlog for SPD as of December 27, 2003 was not significant.

     The Company competes with various companies, depending on the product line. In the U.S. copper tubing business, the domestic competition includes Cerro Copper Products Co., Inc., Reading Tube Corporation, and Wolverine Tube, Inc., as well as many actual and potential foreign competitors. In the European copper tubing business, Mueller competes with at least eight European-based manufacturers of copper tubing as well as other foreign-based manufacturers. In the copper fittings market, competitors include Elkhart Products, a division of Amcast Industrial Corporation, and NIBCO, Inc., as well as several foreign manufacturers. Additionally, the Company's copper tube and fittings businesses compete with a large number of manufacturers of substitute products made from other metals and plastic. The plastic fittings competitors include NIBCO, Inc., Charlotte Pipe & Foundry, and other companies. Management believes that no single competitor offers such a wide-ranging product line as Mueller and that this is a competitive advantage in some markets.

Industrial Products Division

     Mueller's Industrial Products Division includes brass rod, nonferrous forgings, and impact extrusions that are sold primarily to OEMs in the plumbing, refrigeration, fluid power, and automotive industries, as well as to other manufacturers and distributors. The Port Huron, Michigan mill extrudes brass, bronze, and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter. These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, as well as electrical conductivity. IPD also manufactures brass and aluminum forgings, which are used in a wide variety of end products, including automotive components, brass fittings, industrial machinery, valve bodies, gear blanks, and computer hardware. The Company also serves the automotive, military ordnance, aerospace, and general manufacturing industries with cold-formed aluminum and copper impact extrusions. Typical applications for impacts are high strength ordnance, high-conductivity electrical components, builders' hardware, hydraulic systems, automotive parts, and other uses where toughness must be combined with varying complexities of design and finish. Other products include valves and custom OEM products for refrigeration and air-conditioning applications, and shaped and formed tube, produced to tight tolerances, for baseboard heating, appliances, and medical instruments. The total amount of order backlog for IPD as of December 27, 2003 was not significant.

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

Labor Relations

     At December 27, 2003, the Company employed approximately 3,500 employees, of which approximately 1,200 were represented by various unions. The union contracts that cover employees at the Company's Port Huron, Michigan facilities expire April 1, 2004, and the union contract that covers employees at the Company's Wynne, Arkansas facility expires June 28, 2004. The Company expects to renew these contracts without material disruption of its operations. The union contract at the Company's U.K. operation is renewed annually. Other contracts expire on various dates through October 2006.

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

     Adequate supplies of raw material have historically been available to the Company from primary producers, metal brokers, and scrap dealers. Sufficient energy in the form of natural gas, fuel oils, and electricity is available to operate the Company's production facilities. While temporary shortages of raw material and fuels may occur occasionally, to date they have not materially hampered the Company's operations.

     An increasing demand for copper and copper alloy from China has had an affect on the global distribution of such commodities. The extent and duration of these conditions and the consequent impact on price/availability, if any, in the long-term is unknowable at this time. In the short-term, due to the increased demand for copper (cathode and scrap) and copper alloy products from the export market, the raw material market is tightening. Mueller has commitments for a portion of its metal requirements through 2004 and has extended its forward purchases in the spot market more than normal. Historically, rising prices have resulted in increased availability of copper scrap in the United States, which can normally be purchased at then market prices. Mueller's copper tube facilities can accommodate copper scrap as the primary feedstock. To the extent scrap remains available, this represents an additional source of supply. While the Company will continue to react to market developments, resultant pricing volatility or supply disruptions, if any, could nonetheless adversely affect the Company.

Environmental Matters

     Compliance with environmental laws and regulations is a matter of high priority for the Company. Mueller's provision for environmental compliance includes charges of $1.2 million in 2003, $1.6 million in 2002, and $3.6 million in 2001. Except as discussed below, the Company does not anticipate that it will need to make material expenditures for such compliance activities during the remainder of the 2004 fiscal year, or for the next two fiscal years.

     Mining Remedial Recovery Company

     Mining Remedial Recovery Company ("MRRC"), a wholly owned subsidiary, was formed for the purpose of managing the remediation of certain properties and the appropriate disposition thereof.

     Mammoth Mine Site

     MRRC owns certain inactive mines in Shasta County, California. MRRC has continued a program, begun in the late 1980s, of sealing mine portals with concrete plugs in mine adits which were discharging water. The sealing program has achieved a reduction in the metal load in discharges from these adits; however, additional reductions are being required. In response to a 1996 Order issued by the California Regional Water Quality Control Board ("QCB"), MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage. In December 1998, the QCB modified the order extending MRRC's time to comply with water quality standards until December 1, 2003. In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices ("BMP") to control discharges of acid mine drainage. The new order extends the time to comply with water quality standards until September 2007. MRRC has agreed to implement BMP to reduce or prevent the discharge of acid mine drainage until such point as compliance with the order is achieved or, through the Use Attainability Analysis process, the designated, beneficial uses of the respective watercourses are modified, allowing for the adoption of alternative receiving water limits. MRRC estimates it will spend between $0.5 and $1.0 million annually over the next several years to comply with the order.

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

     In 1991, Lead Refinery also responded to an information request under Superfund regarding the site in East Chicago, Indiana. In 1992, the EPA advised Lead Refinery of its intent to list the property as a Superfund site; however, as of February 27, 2004, the EPA had deferred such listing. In 1993, Lead Refinery entered into a Consent Order with the EPA pursuant to
Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"). The Consent Order covers remediation activities at the East Chicago, Indiana site and provides for Lead Refinery to complete certain on-site interim remedial activities and studies that extend off-site. In November 1996, the EPA approved, with modifications, the Interim Stabilization Measures
Workplan and designated a Corrective Action Management Unit ("CAMU") at the Lead Refinery site. Site activities, which began in December 1996, were substantially concluded in the fourth quarter of 2002. Costs for remaining cleanup efforts on site are estimated to be less than $0.5 million. In the process of remediating the site, Lead Refinery identified petroleum contamination on site. As a result, Lead Refinery installed a slurry wall around the CAMU and initiated characterization of areas suspected to have petroleum contamination. Lead Refinery has addressed this contamination pursuant to plans approved by the EPA. Additionally, Lead Refinery has conducted initial investigations to determine if other contamination exists that is not addressed by the Consent Order. Lead Refinery, without additional assistance from MRRC, lacks the financial resources needed to complete any additional remediation determined to be required and may seek financial assistance from other PRPs to permit Lead Refinery to conduct a private-party cleanup under RCRA, to the extent available under applicable law and regulations.

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

     In October 2003, Lead Refinery received a settlement offer for $929 thousand for CERCLA contribution to past and future response costs incurred at the NL/Taracorp Superfund site located in Granite City, Illinois. Lead Refinery declined that offer. In February of 2004, NL Industries, Inc. filed a contribution action against all non-settling PRPs on the EPA's allocation list, including Lead Refinery, seeking payments of an equitable share of clean-up costs incurred by that corporation. Lead Refinery intends to contest this action and seek a voluntary dismissal of Lead Refinery from the action.

     Other

     In connection with acquisitions, the Company established environmental reserves to fund the cost of remediation at sites currently or formerly owned by various acquired entities. The Company, through its acquired subsidiaries, is engaged in ongoing remediation and site characterization studies.

     Mueller Copper Tube Products, Inc.

     In 1999, Mueller Copper Tube Products, Inc. ("MCTP") commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant. MCTP is currently removing trichloroethene, a cleaning solvent formerly used by MCTP, from the soil and groundwater. On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater, from the Arkansas Department of Environmental Quality. The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.

Other Business Factors

     The Registrant's business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held. In addition, expenditures for company-sponsored research and development activities were not material during 2003, 2002, or 2001. No material portion of the Registrant's business involves governmental contracts. Seasonality of the Company's sales is not significant.

SEC Filings

     We make available through our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. To retrieve any of this information, you may access our Internet home page at www.muellerindustries.com, select Mueller Financials, and then select SEC Filings.

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

Standard Products Division

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

                 Approximate
Location         Property Size               Description

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

Industrial Products Division

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

                 Approximate
Location         Property Size               Description

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As of February 24, 2004, the number of holders of record of Mueller's Common Stock was approximately 2,000. On February 25, 2004, the closing price for Mueller's Common Stock on the New York Stock Exchange was $31.93.

     Through December 27, 2003, the Company has paid no cash dividends on its Common Stock. Subsequent to December 27, 2003, the Company declared a regular quarterly dividend of 10 cents per share on its Common Stock. Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors.

     The high, low, and closing prices of Mueller's Common Stock on the New York Stock Exchange for each fiscal quarter of 2003 and 2002 were as follows:

                                            High         Low          Close
2003
Fourth quarter                            $ 34.83      $ 24.95      $ 34.83
Third quarter                               29.65        25.40        25.40
Second quarter                              28.38        24.70        27.06
First quarter                               28.23        22.99        24.92

2002
Fourth quarter                            $ 29.70      $ 24.29      $ 27.33
Third quarter                               31.60        23.84        25.51
Second quarter                              36.12        31.15        31.75
First quarter                               35.43        30.44        34.99


ITEM 6.     SELECTED FINANCIAL DATA


(In thousands, except per share data)

                                                 2003            2002           2001           2000           1999
For the fiscal year:
   Net sales (1)                             $   999,078    $   952,983    $   969,106    $ 1,157,660    $ 1,110,361

   Operating income (1)                           49,384         85,756        105,529        145,638        145,676

   Net income from continuing operations          44,221         71,177         65,423         92,985         99,362

   Diluted earnings per share
      from continuing operations                    1.19           1.92           1.76           2.44           2.51


At year-end:
   Total assets                                1,055,184        987,947        916,065        910,276        904,080

   Long-term debt                                 11,437         14,005         46,977        100,975        118,858

(1) From continuing operations



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations is contained in the caption "Financial Review" in the "Consolidated Financial Statements" submitted as a separate section of this Annual Report on Form 10-K commencing on page F-1.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are contained in the caption "Financial Review" in the "Consolidated Financial Statements" submitted as a separate section of this Annual Report on Form 10-K commencing on page F-1.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements required by this item are contained in the "Consolidated Financial Statements" submitted as a separate section of this Annual Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.     CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in Company reports filed under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

     There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending December 27, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                  PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is contained under the captions "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees," "Corporate Governance," "Audit Committee Report," and "Section 16(a) Beneficial Ownership Compliance Reporting" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 24, 2004 which is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

     The information required by Item 11 is contained under the caption "Executive Compensation" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 24, 2004, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

     The following table discloses information regarding the securities to be issued and the securities remaining available for issuance under the Registrant's stock-based incentive plans as of December 27, 2003 (shares in thousands):

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

Equity compensation plans
  approved by security
  holders                            1,110                $         23.665                     714

Equity compensation
  plans not approved by
  security holders                   3,015                           6.083                       -
                            --------------                                          --------------
Total                                4,125                          10.816                     714
                            ==============                                          ==============

     Pursuant to Option Agreements, dated December 4, 1991 and March 3, 1992, Mr. Karp was granted options (the "Karp Options") to acquire 3.6 million shares of Common Stock at an exercise price of $2.0625 per share (as adjusted for subsequent stock splits) of which 2.4 million shares remained unexercised at December 27, 2003. The Karp Options are currently fully exercisable and will remain exercisable until one year after termination of Mr. Karp's employment with the Company under Mr. Karp's employment agreement with the Company (the "Karp Employment Agreement"), unless Mr. Karp's employment is terminated for Cause (as defined in the Karp Employment Agreement), in which case the Karp Options shall only remain exercisable for a period of 30 days following Mr. Karp's receipt of written notice from the Company specifying the basis for Cause.

     On May 7, 1997, Mr. O'Hagan was granted an option to acquire 180 thousand shares of Common Stock at an exercise price of $19.875 per share (as adjusted for a subsequent stock split), on October 9, 1998 Mr. O'Hagan was granted an option to acquire 200 thousand shares of Common Stock at an exercise price of $15.9375 per share, on February 13, 2002 Mr. O'Hagan was granted an option to acquire 100 thousand shares of Common Stock at an exercise price of $31.75 per share and on February 13, 2003 Mr. O'Hagan was granted an option to acquire 100 thousand share of Common Stock at an exercise price of $25.10 per share (collectively, the "O'Hagan Treasury Options"). Each of the O'Hagan Treasury Options has a term of ten years, subject to earlier expiration upon termination of employment, and vests ratably over a five-year period from the date of the grant, except that if there is a Change in Control as defined in Mr. O'Hagan's employment agreement with the Company (the "O'Hagan Employment Agreement"), all of the O'Hagan Treasury Options will become immediately exercisable on the later to occur of (i) the day Mr. O'Hagan notifies the Company he is terminating his employment with the Company as a result of said change, and (ii) ten days prior to the date Mr. O'Hagan's employment with the Company is terminated by the Company. In addition, all outstanding unvested O'Hagan Treasury Options will immediately vest and become exercisable if Mr. O'Hagan's employment is terminated by the Company without Cause (as defined in the O'Hagan Employment Agreement) or by Mr. O'Hagan for Good Reason (as defined in the O'Hagan Employment Agreement). The O'Hagan Treasury Options may only be exercised for shares of Common Stock held in treasury by the Company.

     On June 30, 2000 and June 30, 2003, the Company granted to Messrs. Robert J. Pasquarelli and Michael O. Fifer, respectively, options to acquire 15 thousand and 20 thousand shares of Common Stock, respectively, at an exercise price of $27.8125 and $27.06 per share, respectively. Each of these options has a term of ten years, subject to earlier expiration upon termination of employment, and vests and becomes exercisable ratably over a five-year period from the date of the grant. These options may only be exercised for shares of Common Stock held in treasury by the Company.

     Other information required by Item 12 is contained under the captions "Principal Stockholders" and "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 24, 2004 which is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by Item 14 is contained under the caption "Principal Accounting Fees and Services" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 24, 2004 which is incorporated herein by reference.

                                   PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

1. Financial Statements: the financial statements, notes, and report of independent auditors described in Item 8 of this Annual Report on Form 10-K are contained in the "Consolidated Financial Statements" submitted as a separate section of this Annual Report on Form 10-K commencing on page F-1.

2. Financial Statement Schedule: the financial statement schedule described in Item 8 of this report contained in the "Consolidated Financial Statements" submitted as a separate section of this Annual Report on Form 10-K commencing on page F-1.

3.     Exhibits:

     3.1 Certificate of Incorporation of the Registrant and all amendments thereto.

     3.2 By-laws of the Registrant, as amended and restated, effective November 10, 1994 (Incorporated herein by reference to Exhibit
             3.2 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002).

     4.1 Rights Agreement, dated as of November 10, 1994, between the Registrant and Continental Stock Transfer and Trust Company, as Rights Agent, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock, as Exhibit C (Incorporated herein by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002).

     4.2 Credit Agreement among the Registrant (as Borrower) and Standard Federal Bank and other banking institutions and Standard Federal Bank (as Agent) dated as of November 6, 2003.

     4.3 Certain instruments with respect to long-term debt of the Registrant have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instruments does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission.

    10.1 Stock Option Agreement, dated December 4, 1991, by and between the Registrant and Harvey L. Karp (Incorporated herein by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002).

    10.2 Stock Option Agreement, dated March 3, 1992, by and between the Registrant and Harvey L. Karp (Incorporated herein by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28,
             2002).

    10.3 Mueller Industries, Inc. 1991 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002).

    10.4 Summary description of the Registrant's 2004 bonus plan for certain key employees.

    10.5 Amended and Restated Employment Agreement, effective as of September 17, 1997, by and between the Registrant and Harvey L. Karp (Incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002).

    10.6 Amended and Restated Employment Agreement, effective as of September 17, 1997, by and between the Registrant and William
             D. O'Hagan (Incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002).

    10.7 Amendment to Amended and Restated Employment Agreement, effective May 12, 2000, by and between the Registrant and William D. O'Hagan (Incorporated herein by reference to Exhibit
             10.1 of the Registrant's Quarterly Report on Form 10-Q, dated July 24, 2000, for the quarter ended June 24, 2000).

    10.8 Mueller Industries, Inc. 1994 Stock Option Plan (Incorporated herein by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002).

    10.9 Mueller Industries, Inc. 1994 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002).

    10.10 Mueller Industries, Inc. Deferred Compensation Plan, effective December 1, 2000 (Incorporated herein by reference to Exhibit
             10.13 of the Registrant's Annual Report on Form 10-K, dated March 26, 2001, for the fiscal year ended December 30, 2000).

    10.11 Mueller Industries, Inc. 1998 Stock Option Plan (Incorporated herein by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002).

    10.12 Stock Option Agreement, dated May 7, 1997, by and between the Registrant and William D. O'Hagan.

    10.13 Stock Option Agreement, dated October 9, 1998, by and between the Registrant and William D. O'Hagan.

    10.14 Stock Option Agreement, dated February 13, 2002, by and between the Registrant and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002).

    10.15 Employment Agreement, effective October 17, 2002, by and between the Registrant and Kent A. McKee (Incorporated herein by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002).

    10.16 Stock Option Agreement, dated February 13, 2003, by and between the Registrant and William D. O'Hagan.

    10.17 Nonqualified Stock Option Agreement, dated June 30, 2000, by and between the Registrant and Robert J. Pasquarelli.

    10.18 Nonqualified Stock Option Agreement, dated June 30, 2003, by and between the Registrant and Michael O. Fifer.

    14.0     Code of Business Conduct and Ethics.

    21.0     Subsidiaries of the Registrant.

    23.0 Consent of Independent Auditors (Includes report on Financial Statement Schedule).

    31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

    31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

    32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) During the three months ended December 27, 2003, the registrant filed the following Current Report on Form 8-K:

        October 14, 2003:  Item 7. Financial Statements and Exhibits.  Item
        12. Results of Operations and Financial Condition. Third Quarter Earnings Release.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2004.

                          MUELLER INDUSTRIES, INC.

                             /s/ HARVEY L. KARP
                    Harvey L. Karp, Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        Signature                    Title                              Date

/s/HARVEY L KARP         Chairman of the Board, and Director   March 1, 2004
Harvey L. Karp

/s/ GENNARO J. FULVIO    Director                              March 1, 2004
Gennaro J. Fulvio

/s/ GARY S. GLADSTEIN    Director                              March 1, 2004
Gary S. Gladstein

/s/ TERRY HERMANSON      Director                              March 1, 2004
Terry Hermanson

/s/ ROBERT B. HODES      Director                              March 1, 2004
Robert B. Hodes

/s/ WILLIAM D. O'HAGAN   President, Chief Executive Officer,   March 1, 2004
William D. O'Hagan       Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

                             Signature and Title                        Date

                             /s/ KENT A. MCKEE                 March 1, 2004
                             Kent A. McKee
                             Vice President and
                             Chief Financial Officer
                             (Principal Accounting Officer)

                             /s/ RICHARD W. CORMAN             March 1, 2004
                             Richard W. Corman
                             Corporate Controller

                          MUELLER INDUSTRIES, INC.


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Review                                                     F-2

Consolidated Statements of Income for the years December 27, 2003,
December 28, 2002, and December 29, 2001                             F-13

Consolidated Balance Sheets as of December 27, 2003
and December 28, 2002                                                F-15

Consolidated Statements of Cash Flows for the years
December 27, 2003, December 28, 2002, and December 29, 2001          F-17

Consolidated Statements of Stockholders' Equity for the years
December 27, 2003, December 28, 2002, and December 29, 2001          F-19

Notes to Consolidated Financial Statements                           F-22

Report of Independent Auditors                                       F-49


                       FINANCIAL STATEMENT SCHEDULE


Schedule for the fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001.

Valuation and Qualifying Accounts (Schedule II)                      F-50

FINANCIAL REVIEW

OVERVIEW

     Mueller Industries, Inc. is a leading manufacturer of copper tube and fittings; brass and copper alloy rod, bar and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic fittings and valves; refrigeration valves and fittings; and fabricated tubular products. Mueller's operations are located throughout the United States and in Canada, Mexico, and Great Britain.

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

     New housing starts and commercial construction are important determinants of the Company's sales to the HVAC, refrigeration and plumbing markets because the principal end use of a significant portion of the Company's products is in the construction of single and multi-family housing and commercial buildings. Repairs and remodeling projects are also important drivers of underlying demand for these products.

     Profitability of certain of the Company's product lines depends upon the "spreads" between the cost of raw material and the selling prices of its completed products. The open market prices for copper cathode and scrap, for example, influence the selling price of copper tubing, a principal product manufactured by the Company. The Company attempts to minimize the effects of fluctuations in material costs by passing through these costs to its customers. The Company's earnings and cash flow are dependent upon these spreads that fluctuate based upon market conditions.

     Earnings and profitability is also subject to market trends such as substitute products and imports. Plastic plumbing systems are the primary substitute product; these products represent an increasing share of consumption. Imports of copper tubing from Mexico have increased in recent years, although U.S. consumption is still predominantly supplied by U.S. manufacturers.

RESULTS OF OPERATIONS

2003 Performance Compared with 2002

     Consolidated net sales in 2003 were $999.1 million, a 4.8 percent increase over net sales of $953.0 million in 2002. Pounds of product sold totaled 695.8 million in 2003 compared with 694.0 million pounds sold in 2002. Net selling prices generally fluctuate with changes in raw material prices. The COMEX average copper price in 2003 was approximately 80 cents per pound, or 13 percent more than the 2002 average of 71 cents. This change impacted the Company's net sales and cost of goods sold, particularly in the later part of the year as COMEX steadily climbed, ending the year at $1.04 per pound.

     Cost of goods sold increased $71.1 million, to $815.8 million in 2003. This increase was attributable primarily to higher raw material costs.
Gross profit was $183.2 million or 18.3 percent of net sales in 2003 compared with $208.2 million or 21.8 percent of net sales in 2002. The decline in gross profit was due to lower spreads in core product lines, primarily copper tube, fittings, and brass rod. The quarterly gross profit trend bottomed out in the first quarter and steadily improved throughout the year.

     Depreciation and amortization increased to $39.0 million in 2003 from $37.4 million in 2002; the increase was due to capital expenditures. Selling, general, and administrative expense increased to $94.9 million in 2003; this increase was due to (i) higher distribution costs related to expansion of dedicated warehousing, (ii) health and medical benefit plans,
(iii) pension costs, and (iv) additional provisions for doubtful accounts.

     Interest expense decreased to $1.2 million in 2003 from $1.5 million in 2002. This decrease was primarily due to debt reductions. Environmental expense totaled $1.2 million in 2003 compared with $1.6 million in 2002. Other income was slightly lower due to lower interest income yields on invested cash balances.

     Income tax expense declined substantially to $7.2 million, for an effective rate of 14 percent, due to the recognition of a deferred income tax benefit. During the third quarter of 2003, the Company recognized a deferred income tax benefit, upon the closure of the open tax year, by reducing a valuation allowance of $9.3 million related to an operating loss resulting from the 1999 sale of a subsidiary. Realization of the tax benefit occurred during the year of sale.

     During 2002, the Company sold its wholly owned subsidiary, Utah Railway Company, and initiated steps to sell or liquidate its French manufacturing operations, Mueller Europe S.A. The Company expects no further obligations or contingencies from these discontinued operations and, therefore, during 2003 it recognized a $1.7 million gain to reflect adjustments to the previous estimates on disposition.

     The Company's employment was approximately 3,500 at the end of 2003 compared with 3,600 at the end of 2002.

Standard Products Division

     Net sales by SPD were $718 million in 2003 compared with $679 million in 2002 for a 5.6 percent increase. Operating income was $54.1 million in 2003 compared with $79.0 million in 2002. The decline in operating profit was due to lower spreads in certain product lines, primarily copper tube and fittings, and increased distribution costs.

Industrial Products Division

     IPD's net sales were $292 million in 2003 compared with $280 million in 2002. Operating income was $11.7 million in 2003 compared with $20.4 million in 2002. Brass rod earnings declined on lower volume and spreads. The division's results also declined due to poor performance of certain product lines including Overstreet-Hughes, Co., Inc. (Overstreet-Hughes). The results of Overstreet-Hughes, which manufactures precision tubular components and assemblies primarily for the OEM air-conditioning market, did not meet expectation during 2003; the Company is evaluating alternatives to improve performance to an acceptable level. If the Company is unable to achieve improvements, a write-down of these assets could be necessary in the future.

2002 Performance Compared with 2001

     Consolidated net sales in 2002 were $953 million, 1.7 percent less than net sales of $969 million in 2001. Pounds of product sold totaled 694 million in 2002 or 6.8 percent more than the 650 million pounds sold in 2001. This increase in pounds sold was primarily attributable to the brass rod business. The COMEX average copper price in 2002 was approximately 1.2 percent less than the 2001 average. This change impacted the Company's net sales and cost of goods sold.

     Cost of goods sold increased $4.4 million, to $745 million in 2002. This increase was attributable to increased volumes. Gross profit was $208 million or 21.8 percent of net sales in 2002 compared with $229 million or
23.6 percent of net sales in 2001. The decline in gross profit was due to lower spreads in certain product lines, primarily copper tube.

     Depreciation and amortization decreased to $37.4 million in 2002 from $39.5 million in 2001. The decrease was due primarily to discontinuing goodwill amortization, totaling $4.4 million in 2001, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Selling, general, and administrative expense increased
1.5 percent to $85.0 million in 2002, reflecting increased volume.

     Interest expense decreased to $1.5 million in 2002 from $3.3 million in 2001. This decrease was primarily due to debt reductions. No interest was capitalized during 2002, whereas $1.4 million of interest was capitalized on major capital improvement projects in 2001. Environmental expense totaled $1.6 million in 2002 compared with $3.6 million in 2001. Other income remained flat at $5.8 million in 2002 and 2001.

     During 2002, the Company sold its wholly owned subsidiary, Utah Railway Company, to Genessee & Wyoming Inc. Proceeds from the sale were $55.4 million. The Company recognized a gain of $21.1 million, net of income taxes of $11.6 million, from the sale. Also during 2002, the Company initiated steps to sell or liquidate its French manufacturing operations, Mueller Europe S.A. The Company recognized a loss of $13.4 million, net of $15.2 million income tax benefit, to write-down the value of the French business to its net realizable value.

     The Company provided $17.3 million for income taxes attributable to continuing operations in 2002, of which $9.7 million was deferred. The sale of Utah Railway Company enabled the Company to utilize previously unrecognized capital loss carryforwards. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the recognition of this capital loss carryforward benefit of $12.7 million was classified as a reduction to current income taxes on continuing operations. Current income tax expense of $7.6 million reflects the benefit of recognizing this capital loss carryforward. The 2002 effective tax rate was
19.5 percent while the 2001 rate was 37.3 percent.

     The Company's employment at its ongoing operations was approximately 3,600 at the end of 2002. This compares with approximately 3,400 at the 2001 year-end. This increase is attributable to acquisitions.

Standard Products Division

     Net sales by SPD were $679 million in 2002 compared with $722 million in 2001 for a 6 percent decrease. Operating income was $79.0 million in 2002 compared with $105 million in 2001. The decline in operating profit was due to lower spreads in certain product lines, primarily copper tube. In September 2002, the Company acquired certain assets of Colonial Engineering, Inc.'s Fort Pierce, Florida operations. These operations manufacture injected molded plastic pressure fittings for plumbing, agricultural, and industrial use including a line of PVC Schedule 40 and 80 and CPVC fittings. These operations generated sales of approximately $15 million in 2001. Total consideration paid was approximately $14.1 million.

Industrial Products Division

     IPD's net sales were $280 million in 2002 compared with $252 million in 2001. Operating income was $20.4 million in 2002 compared with $17.5 million in 2001. Volume increases were responsible for the increase in 2002 earnings. In August 2002, the Company acquired 100 percent of the outstanding stock of Overstreet-Hughes. Overstreet-Hughes, located in Carthage, Tennessee, manufactures precision tubular components and assemblies primarily for the OEM air-conditioning market and had sales in 2001 of approximately $8 million. Total consideration paid at closing, including assumption of debt, was approximately $6.3 million. A contingent payment of up to $2 million will be paid if certain financial targets are achieved.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents balance increased to $255.1 million at year-end. Major components of the 2003 change included $73.4 million of cash provided by operating activities, $36.2 million of cash used in investing activities and $3.5 million of cash used in financing activities.

     Net income from continuing operations of $44.2 million in 2003 was the primary component of cash provided by operating activities. Depreciation and amortization of $39.0 million were the primary non-cash adjustments. Major changes in working capital included a $34.0 million increase in trade accounts receivable due to better volumes and higher raw material costs in the fourth quarter of 2003 compared with the fourth quarter of 2002.

     The major components of net cash used for investing activities during 2003 included $27.2 million used for capital expenditures and $10.8 million used for acquiring an additional equity interest in Conbraco Industries, Inc. Conbraco, headquartered in Matthews, North Carolina, is a manufacturer of flow control products including Apollo ball valves, automation products, backflow preventers, butterfly valves, check valves, investment cast steel products, marine valves, safety relief valves, strainers and plumbing and heating products for commercial and industrial applications. The $10.8 million investment, made at the beginning of the year, increased the Company's interest in Conbraco to approximately 34 percent.

     Net cash used in financing activities totaled $3.5 million consisting primarily of $3.9 million for debt repayments partially offset by proceeds from the sale of treasury stock.

     The Company has a $150 million unsecured line-of-credit (Credit Facility) which expires in November 2006. At year-end, the Company had no borrowings against the Credit Facility. Approximately $7.2 million in letters of credit were backed by the Credit Facility at the end of 2003. At December 27, 2003, the Company's total debt was $14.3 million or 2 percent of its total capitalization.

     Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. At December 27, 2003, the Company was in compliance with all of its debt covenants.

     The Company expects to invest between $20 and $25 million for capital expenditures during 2004.

     Contractual cash obligations of the Company at December 27, 2003 included the following:

(In millions)
                                         Payments Due by Year
                                               2005-     2007-
                           Total     2004      2006      2008      Thereafter
Long-term debt,
  including capital
  lease obligations        $ 14.3    $  2.8    $  0.7    $  0.5    $ 10.3
Operating leases             22.4       6.6       8.4       5.6       1.8
Purchase commitments (a)    143.3     143.3         -         -         -
                            -----     -----     -----     -----     -----
Total
  contractual
  cash obligations         $180.0    $152.7    $  9.1    $  6.1    $ 12.1
                            =====     =====     =====     =====     =====

(a) Purchase commitments include $17.7 million of open fixed price purchases of raw materials. Additionally, the Company has contractual supply commitments, totaling $125.6 million at year-end prices, for raw materials consumed in the ordinary course of business; these contracts contain variable pricing based upon COMEX.

     The above obligations will be satisfied with existing cash (which net of indebtedness is $240.1 million), and cash generated by operations. Additionally, the cash flow to fund pension and OPEB obligations is insignificant. During 2003, funded pension assets recovered a significant portion of market value declines experienced in 2002 and 2001. The Company has no off-balance sheet financing arrangements except for the operating leases identified above.

     Fluctuations in the cost of copper and other raw materials affect the Company's liquidity. Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable. Since the end of the third quarter of 2003, there has been a significant increase in COMEX copper prices. From the September 30, 2003 close through late February of 2004, the cost has risen to approximately $1.30 per pound, or approximately 60 percent. This rise in the price of cathode has also resulted in sharp increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.

     Subsequent to year-end the Company's Board of Directors declared a regular quarterly dividend of 10 cents per share on its common stock. Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors.

     Management believes that cash provided by operations and currently available cash of $255.1 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio was 5 to 1 at December 27, 2003.

     The Company's Board of Directors has authorized the repurchase until October 2004 of up to ten million shares of the Company's common stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through December 27, 2003, the Company had repurchased approximately 2.4 million shares under this authorization.

Environmental Matters

     The Company ended 2003 with total environmental reserves of approximately $9.6 million. Based upon information currently available, management believes that the outcome of pending environmental matters will not materially affect the overall financial position and results of operations of the Company.

MARKET RISKS

     The Company is exposed to market risk from changes in foreign currency exchange, raw material costs, and energy costs. To reduce such risks, the Company may periodically use financial instruments. All hedging transactions are authorized and executed pursuant to policies and procedures. Further, the Company does not buy or sell financial instruments for trading purposes. A discussion of the Company's accounting for derivative instruments and hedging activities is included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Foreign Currency Exchange Rates

     Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material; however, the Company may utilize certain forward fixed-rate contracts to hedge such transactional exposures. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income
and reflected in earnings upon collection of receivables.   At year-end, the
Company had no open forward contracts to exchange foreign currencies.

     The Company's primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars. The primary currencies to which the Company is exposed include the Canadian dollar, the British pound sterling, the Euro, and the Mexican peso. The Company generally views as long-term its investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, the Company generally does not hedge these net investments. The net investment in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates was $60.6 million at December 27, 2003 and $73.6 million at December 28, 2002. The potential loss in value of the Company's net investment in foreign subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at December 27, 2003 and December 28, 2002 amounted to $6.1 million and $7.6 million, respectively. This change would be reflected in the equity section of the Company's Consolidated Balance Sheet.

Cost and Availability of Raw Materials and Energy

     Copper and brass represent the largest component of the Company's variable costs of production. The cost of these materials is subject to global market fluctuations caused by factors beyond the Company's control. Significant increases in the cost of metal, to the extent not reflected in prices for the Company's finished products, or the lack of availability could materially and adversely affect the Company's business, results of operations and financial condition.

     The Company occasionally enters into forward fixed-price arrangements with certain customers. The Company may utilize forward contracts to hedge risks associated with forward fixed-price arrangements. The Company may also utilize forward contracts to manage price risk associated with inventory. Gains or losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon the sale of inventory. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory. At year-end, the Company held open forward contracts to purchase approximately $1.0 million of copper over the next 12 months.

     Futures contracts may also be used to manage price risk associated with natural gas purchases. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon consumption of natural gas. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices. At year-end, the Company held open hedge forward contracts to purchase approximately $1.0 million of natural gas over the next three months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States. Application of these principles requires the Company to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters which are inherently uncertain. The accounting policies and estimates that are most critical to aid in understanding and evaluating the results of operations and financial position of the Company include the following:

Inventory Valuation

     Inventories are valued at the lower of cost or market. The most significant component of the Company's inventory is copper; the domestic copper inventories are valued under the LIFO method. The market price of copper cathode and scrap are subject to volatility. During periods when open market prices decline below net book value, the Company may need to provide an allowance to reduce the carrying value of its inventory. In addition, certain items in inventory may be considered obsolete and, as such, the Company may establish an allowance to reduce the carrying value of those items to their net realizable value. Changes in these estimates related to the value of inventory, if any, may result in a materially adverse or positive impact on the Company's reported financial position or results of operations. The Company recognizes the impact of any changes in estimates, assumptions, and judgments in income in the period in which it is determined.

Deferred Taxes

     Deferred tax assets and liabilities are recognized on the difference between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. The Company records a valuation allowance to reduce its deferred tax asset to the amount it believes is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on the Company's judgment, estimates, and assumptions regarding those future events. In the event the Company were to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would increase the valuation allowance through a charge to income in the period that such determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future, in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through an increase to income in the period that such determination is made.

Environmental Reserves

     The Company recognizes an environmental liability when it is probable the liability exists and the amount is reasonably estimable. The Company estimates the duration and extent of its remediation obligations based upon reports of outside consultants, internal analyses of clean-up costs and ongoing monitoring, communications with regulatory agencies, and changes in environmental law. If the Company were to determine that its estimates of the duration or extent of its environmental obligations were no longer accurate, the Company would adjust its environmental liabilities accordingly in the period that such determination is made.

Allowance for Doubtful Accounts

     The Company provides an allowance for receivables that may not be fully collected. In circumstances where the Company is aware of a customer's inability to meet its financial obligations (i.e., bankruptcy filings or substantial down-grading of credit ratings), it records a reserve for bad debts against amounts due to reduce the net recognized receivable to the amount it believes most likely will be collected. For all other customers, the Company recognizes reserves for bad debts based on its historical collection experience. If circumstances change (i.e., greater than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations), the Company's estimates of the recoverability of amounts due could be reduced by a material amount.

Recently Issued Accounting Standards

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 149, "An Amendment of Statement 133 on Derivative Instruments and Hedging Activities", in April 2003 and Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" in May 2003, revised Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106", in December 2003, and revised FASB Interpretation No. 46, "Variable Interest Entities", (the Statements). The provisions of these Statements, which are currently not applicable to the Company, became, or will become, effective in whole or in part at various times in 2003 and thereafter. These Statements will be considered and adopted, where and when applicable, by the Company at the appropriate future point in time. None of the Statements had a significant effect on the results of operations or financial position of the Company reported in the accompanying Consolidated Financial Statements.

Cautionary Statement Regarding Forward-Looking Information

     This Annual Report contains various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political, and technological factors, among others, the absence of which could cause actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

     Such factors include: (i) the current and projected future business environment, including interest rates and capital and consumer spending;
(ii) the domestic housing and commercial construction industry environment;
(iii) availability and price fluctuations in commodities (including copper, natural gas, and other raw materials, including crude oil that indirectly effects plastic resins); (iv) competitive factors and competitor responses to the Company's initiatives; (v) stability of government laws and regulations, including taxes; and (vi) continuation of the environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates.

Mueller Industries, Inc.
Consolidated Statements of Income
Years Ended December 27, 2003, December 28, 2002, and December 29, 2001

(In thousands, except per share data)
                                            2003          2002          2001
Net sales                               $  999,078    $  952,983    $  969,106

Cost of goods sold                         815,849       744,781       740,366
                                         ---------     ---------     ---------
Gross profit                               183,229       208,202       228,740

Depreciation and amortization               38,954        37,440        39,461
Selling, general, and
   administrative expense                   94,891        85,006        83,750
                                         ---------     ---------     ---------
Operating income                            49,384        85,756       105,529

Interest expense                            (1,168)       (1,460)       (3,311)
Environmental expense                       (1,165)       (1,639)       (3,600)
Other income, net                            4,385         5,810         5,787
                                         ---------     ---------     ---------
Income from continuing operations
   before income taxes                      51,436        88,467       104,405

Income tax expense                          (7,215)      (17,290)      (38,982)
                                         ---------     ---------     ---------

Income from continuing operations           44,221        71,177        65,423

Discontinued operations, net of
   income taxes:
     Income (loss) from operation of
       discontinued operations                (539)         (886)        1,532
     Gain on disposition of
       discontinued operations               1,699         7,701             -
                                         ---------     ---------     ---------

Net income                              $   45,381    $   77,992    $   66,955
                                         =========     =========     =========

See accompanying notes to consolidated financial statements.


Mueller Industries, Inc.
Consolidated Statements of Income (continued)
Years Ended December 27, 2003, December 28, 2002, and December 29, 2001

(In thousands, except per share data)
                                            2003          2002          2001
Weighted average shares for basic
   earnings per share                       34,264        33,993        33,409
Effect of dilutive stock options             2,597         3,055         3,836
                                         ---------     ---------     ---------
Adjusted weighted average shares for
   diluted earnings per share               36,861        37,048        37,245
                                         =========     =========     =========

Basic earnings (loss) per share:
  From continuing operations            $     1.29    $     2.09    $     1.96
  From discontinued operations               (0.02)        (0.03)         0.04
  From gain on disposition of
    discontinued operations                   0.05          0.23             -
                                         ---------     ---------     ---------

  Basic earnings per share              $     1.32    $     2.29    $     2.00
                                         =========     =========     =========

Diluted earnings (loss) per share:
  From continuing operations            $     1.19    $     1.92    $     1.76
  From discontinued operations               (0.01)        (0.02)         0.04
  From gain on disposition of
    discontinued operations                   0.05          0.21             -
                                         ---------     ---------     ---------

  Diluted earnings per share            $     1.23    $     2.11    $     1.80
                                         =========     =========     =========

See accompanying notes to consolidated financial statements.

Mueller Industries, Inc.
Consolidated Balance Sheets
As of December 27, 2003 and December 28, 2002

(In thousands)
                                                        2003           2002
Assets
Current assets
   Cash and cash equivalents                       $   255,088    $   217,601

   Accounts receivable, less allowance for
      doubtful accounts of $4,734 in 2003
      and $6,443 in 2002                               163,006        132,427

   Inventories                                         140,548        142,953

   Current deferred income taxes                         9,035          4,506

   Other current assets                                  2,678          2,860
                                                    ----------     ----------

      Total current assets                             570,355        500,347

Property, plant, and equipment, net                    345,537        352,469

Goodwill, net                                          104,849        105,551

Other assets                                            34,443         29,580
                                                    ----------     ----------

      Total Assets                                 $ 1,055,184    $   987,947
                                                    ==========     ==========






See accompanying notes to consolidated financial statements.

Mueller Industries, Inc.
Consolidated Balance Sheets (continued)
As of December 27, 2003 and December 28, 2002

(In thousands, except share data)
                                                        2003           2002
Liabilities and Stockholders' Equity

Current liabilities
   Current portion of long-term debt               $     2,835    $     4,161
   Accounts payable                                     42,081         41,004
   Accrued wages and other employee costs               25,631         26,199
   Other current liabilities                            42,959         34,987
                                                    ----------     ----------
      Total current liabilities                        113,506        106,351

Long-term debt, less current portion                    11,437         14,005
Pension liabilities                                     18,077         22,364
Postretirement benefits other than pensions             13,566         13,186
Environmental reserves                                   9,560          9,110
Deferred income taxes                                   63,734         59,269
Other noncurrent liabilities                            10,238          9,718
                                                    ----------     ----------
      Total liabilities                                240,118        234,003
                                                    ----------       --------

Minority interest in subsidiaries                          208            421

Stockholders' equity
   Preferred stock - shares authorized 4,985,000;
      none outstanding                                       -              -

   Series A junior participating preferred
      stock - $1.00 par value; shares
      authorized 15,000; none outstanding                    -              -

   Common stock - $.01 par value; shares
      authorized 100,000,000; issued 40,091,502;
      outstanding 34,276,343 in 2003
      and 34,257,419 in 2002                               401            401
   Additional paid-in capital, common                  259,110        258,939
   Retained earnings                                   655,495        610,114
   Accumulated other comprehensive loss                 (5,586)       (21,133)
   Treasury common stock, at cost                      (94,562)       (94,798)
                                                    ----------     ----------
      Total stockholders' equity                       814,858        753,523
                                                    ----------     ----------
Commitments and contingencies                                -              -
                                                    ----------     ----------
      Total Liabilities and Stockholders' Equity   $ 1,055,184    $   987,947
                                                    ==========     ==========


See accompanying notes to consolidated financial statements.

Mueller Industries, Inc.
Consolidated Statements of Cash Flows
Years Ended December 27, 2003, December 28, 2002, and December 29, 2001

(In thousands)
                                            2003          2002          2001
Operating activities:
Net income from continuing operations   $   44,221    $   71,177    $   65,423
Reconciliation of net income from
  continuing operations to net cash
  provided by operating activities:
   Depreciation                             38,531        36,979        34,539
   Amortization                                423           461         4,922
   Income tax benefit from exercise
    of stock options                            18        13,243           356
   Deferred income taxes                      (287)        9,686        15,737
   Provision for doubtful
    accounts receivable                      3,172           374           526
   Minority interest in subsidiaries,
    net of dividend paid                      (213)          150           (26)
   Loss (gain) on disposal of properties       290          (485)         (249)
   Equity in loss of
    unconsolidated subsidiaries                460             -             -
Changes in assets and liabilities,
    net of businesses acquired:
      Receivables                          (35,129)        6,021         1,293
      Inventories                            2,948       (13,744)       13,778
      Other assets                           3,240        (4,154)        1,534
      Current liabilities                   14,620         3,683       (14,591)
      Other liabilities                        (54)          (91)         (585)
      Other, net                             1,176           917        (1,204)
                                         ---------     ---------     ---------
Net cash provided by
   operating activities                     73,416       124,217       121,453
                                         ---------     ---------     ---------

Investing activities:
Proceeds from sale of Utah
  Railway Company                                -        55,403             -
Capital expenditures                       (27,236)      (23,265)      (46,624)
Acquisition of businesses                        -       (20,457)            -
Proceeds from sales of properties            1,412         8,165         2,715
Purchase of Conbraco Industries, Inc.
  common stock                             (10,806)       (7,320)            -
Escrowed IRB proceeds                          449         2,445        (2,515)
                                         ---------     ---------     ---------
Net cash (used in) provided by
  investing activities                     (36,181)       14,971       (46,424)
                                         ---------     ---------     ---------

See accompanying notes to consolidated financial statements.




Mueller Industries, Inc.
Consolidated Statements of Cash Flows (continued)
Years Ended December 27, 2003, December 28, 2002, and December 29, 2001

(In thousands)
                                            2003          2002          2001
Financing activities:
Repayments of long-term debt            $   (3,894)   $  (34,119)   $  (65,911)
Acquisition of treasury stock                    -       (14,754)            -
Proceeds from the sale of
  treasury stock                               389         3,204         1,729
Proceeds from issuance of
  long-term debt                                 -             -        10,000
                                         ---------     ---------     ---------
Net cash used in financing activities       (3,505)      (45,669)      (54,182)
                                         ---------     ---------     ---------

Effect of exchange rate changes on cash      3,505           719        (1,084)
                                         ---------     ---------     ---------

Increase in cash and
  cash equivalents                          37,235        94,238        19,763
Cash provided by
  discontinued operations                      252         1,501         1,831
Cash and cash equivalents at the
  beginning of the year                    217,601       121,862       100,268
                                         ---------     ---------     ---------

Cash and cash equivalents at the
  end of the year                       $  255,088    $  217,601    $  121,862
                                         =========     =========     =========


For supplemental disclosures of cash flow information, see
Notes 1, 5, 7, and 13.

See accompanying notes to consolidated financial statements.



Mueller Industries, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 27, 2003, December 28, 2002, and December 29, 2001 (In thousands)

                                                                               Accumulated
                                    Common Stock      Additional               Other              Treasury Stock
                                 Number               Paid-In      Retained    Comprehensive   Number
                                 of Shares   Amount   Capital      Earnings    Income (Loss)   of Shares   Cost         Total
Balance, December 30, 2000        40,092     $ 401    $ 260,979    $ 465,167   $ (11,826)       6,734      $(100,616)   $ 614,105
Comprehensive income:
Net income                             -         -            -       66,955           -            -              -       66,955
Other comprehensive
 income (loss):
  Foreign currency translation         -         -            -            -      (4,564)           -              -       (4,564)
  Minimum pension liability
    adjustment, net of
    applicable income tax
    benefit of $1,165                  -         -            -            -      (4,370)           -              -       (4,370)
  Cumulative effect of change
    in accounting for
    derivative financial
    instruments, net of
    applicable income taxes
    of $75                             -         -            -            -         122            -              -          122
  Change in fair value of
    derivatives, net of
    applicable income tax
    benefit of $1,414                  -         -            -            -      (2,306)           -              -       (2,306)
  Losses reclassified into
    earnings from other
    comprehensive income, net
    of applicable income tax
    benefit of $556                    -         -            -            -         906            -              -          906
                                                                                                                         --------
Comprehensive income                                                                                                       56,743
Issuance of shares
  under incentive
  stock option plan                    -         -          312            -           -         (109)         1,417        1,729
Tax benefit related to
  employee stock options               -         -          356            -           -            -              -          356
                                 -------      ----     --------     --------    --------       ------       --------     --------
Balance, December 29, 2001        40,092       401      261,647      532,122     (22,038)       6,625        (99,199)     672,933

See accompanying notes to consolidated financial statements.

Mueller Industries, Inc.
Consolidated Statements of Stockholders' Equity (continued)
Years Ended December 27, 2003, December 28, 2002, and December 29, 2001 (In thousands)

                                                                               Accumulated
                                    Common Stock      Additional               Other              Treasury Stock
                                 Number               Paid-In      Retained    Comprehensive   Number
                                 of Shares   Amount   Capital      Earnings    Income (Loss)   of Shares   Cost         Total
Balance, December 29, 2001        40,092     $ 401    $ 261,647    $ 532,122   $ (22,038)       6,625      $ (99,199)   $ 672,933
Comprehensive income:
Net income                             -         -            -       77,992           -            -              -       77,992
Other comprehensive
  income (loss):
  Foreign currency translation         -         -            -            -      10,706            -              -       10,706
  Minimum pension liability
    adjustment, net of
    applicable income taxes
    of $1,153                          -         -            -            -     (12,747)           -              -      (12,747)
  Change in fair value of
    derivatives, net of
    applicable income tax
    benefit of $386                    -         -            -            -        (630)           -              -         (630)
  Losses reclassified into
    earnings from other
    comprehensive income, net
    of applicable income tax
    benefit of $685                    -         -            -            -       3,576            -              -        3,576
                                                                                                                         --------
Comprehensive income                                                                                                       78,897
Issuance of shares
  under incentive
  stock option plan                    -         -      (15,951)           -           -       (1,247)        19,155        3,204
Repurchase of common stock             -         -            -            -           -          456        (14,754)     (14,754)
Tax benefit related to
  employee stock options               -         -       13,243            -           -            -              -       13,243
                                 -------      ----     --------     --------    --------       ------       --------     --------
Balance, December 28, 2002        40,092       401      258,939      610,114     (21,133)       5,834        (94,798)     753,523


See accompanying notes to consolidated financial statements.

Mueller Industries, Inc.
Consolidated Statements of Stockholders' Equity (continued)
Years Ended December 27, 2003, December 28, 2002, and December 29, 2001 (In thousands)

                                                                               Accumulated
                                    Common Stock      Additional               Other              Treasury Stock
                                 Number               Paid-In      Retained    Comprehensive   Number
                                 of Shares   Amount   Capital      Earnings    Income (Loss)   of Shares   Cost         Total
Balance, December 28, 2002        40,092     $ 401    $ 258,939    $ 610,114   $ (21,133)       5,834      $ (94,798)   $ 753,523
Comprehensive income:
Net income                             -         -            -       45,381           -            -              -       45,381
Other comprehensive
  income:
  Foreign currency translation         -         -            -            -      10,941            -              -       10,941
  Minimum pension liability
    adjustment, net of
    applicable income taxes
    of $3                              -         -            -            -       4,277            -              -        4,277
  Change in fair value of
    derivatives, net of
    applicable income tax
    benefit of $156                    -         -            -            -         255            -              -          255
  Losses reclassified into
    earnings from other
    comprehensive income, net
    of applicable income tax
    benefit of $45                     -         -            -            -          74            -              -           74
                                                                                                                         --------
Comprehensive income                                                                                                       60,928
Issuance of shares
  under incentive
  stock option plan                    -         -          153            -           -          (19)           236          389
Tax benefit related to
  employee stock options               -         -           18            -           -            -              -           18
                                 -------      ----     --------     --------    --------       ------       --------     --------
Balance, December 27, 2003        40,092     $ 401    $ 259,110    $ 655,495   $  (5,586)       5,815      $ (94,562)   $ 814,858
                                 =======      ====     ========     ========    ========       ======       ========     ========

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

     The principal business of Mueller Industries, Inc. is the manufacture and sale of copper tube and fittings; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic fittings and valves; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. The Company markets its products to the HVAC, plumbing, refrigeration, hardware, and other industries. Mueller's operations are located throughout the United States and in Canada, Mexico, and Great Britain.

Principles of Consolidation

     The Consolidated Financial Statements include the accounts of Mueller Industries, Inc. and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority interest represents separate private ownership of 25 percent of Ruby Hill Mining Company and 19 percent of Richmond-Eureka Mining Company.

Revenue Recognition

     Revenue is recognized when products are shipped. The Company classifies the cost of shipping its product to customers as a component of cost of goods sold.

Cash Equivalents

     Temporary investments with maturities of three months or less are considered to be cash equivalents. These investments are stated at cost. At December 27, 2003 and December 28, 2002, temporary investments consisted of certificates of deposit, commercial paper, bank repurchase agreements, and U.S. and foreign government securities totaling $254.9 million and $219.7 million, respectively.

Allowance for Doubtful Accounts

     The Company provides an allowance for receivables that may not be fully collected. In circumstances where the Company is aware of a customer's inability to meet its financial obligations (i.e., bankruptcy filings or substantial down-grading of credit ratings), it records a reserve for bad debts against amounts due to reduce the net recognized receivable to the amount it believes most likely will be collected. For all other customers, the Company recognizes reserves for bad debts based on its historical collection experience. If circumstances change (i.e., greater than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations), the Company's estimates of the recoverability of amounts due could be reduced by a material amount.

Inventories

     The Company's inventories are valued at the lower of cost or market.
The material component of its U.S. copper tube and copper fittings inventories is valued on a last-in, first-out (LIFO) basis. Other inventories, including the non-material components of U.S. copper tube and copper fittings, are valued on a first-in, first-out (FIFO) basis. Inventory costs include material, labor costs, and manufacturing overhead.

       The market price of copper cathode and scrap are subject to volatility. During periods when open market prices decline below net book value, the Company may need to provide an allowance to reduce the carrying value of its inventory. In addition, certain items in inventory may be considered obsolete and, as such, the Company may establish an allowance to reduce the carrying value of those items to their net realizable value. Changes in these estimates related to the value of inventory, if any, may result in a materially adverse or positive impact on the Company's reported financial position or results of operations. The Company recognizes the impact of any changes in estimates, assumptions, and judgments in income in the period in which it is determined.

Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost. Depreciation of buildings, machinery, and equipment is provided on the straight-line method over the estimated useful lives ranging from 20 to 40 years for buildings and five to 20 years for machinery and equipment.

Goodwill and Other Intangible Assets

     Goodwill represents cost in excess of fair values assigned to the underlying net assets of acquired businesses and, prior to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) in 2002, was amortized using the straight-line method over 20 to 25 years. Following the adoption of SFAS No. 142, amortization of goodwill was discontinued. All other intangible assets are amortized over their estimated useful lives.

     Under SFAS No. 142, goodwill is subject to impairment testing which compares carrying values to fair values and, when appropriate, the carrying value of these assets is required to be reduced to fair value. The Company performs its annual impairment assessment in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. For testing purposes, the Company uses components of its reporting segments; components of a segment having similar economic characteristics are combined. No impairment loss resulted from the 2003 or 2002 tests performed under SFAS No. 142. There can be no assurance that goodwill impairment will not occur in the future.

Environmental Reserves

     The Company recognizes an environmental liability when it is probable the liability exists and the amount is reasonably estimable. The Company estimates the duration and extent of its remediation obligations based upon reports of outside consultants, internal analyses of clean-up costs and ongoing monitoring, communications with regulatory agencies, and changes in environmental law. If the Company were to determine that its estimates of the duration or extent of its environmental obligations were no longer accurate, the Company would adjust its environmental liabilities accordingly in the period that such determination is made.

Earnings Per Share

     Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options calculated using the treasury stock method.

Income Taxes

     Deferred tax assets and liabilities are recognized on the difference between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. The Company records a valuation allowance to reduce its deferred tax asset to the amount it believes is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on the Company's judgment, estimates, and assumptions regarding those future events. In the event the Company were to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would increase the valuation allowance through a charge to income in the period that such determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future, in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through an increase to income in the period that such determination is made.

Stock-Based Compensation

     The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related Interpretations. No stock-based employee compensation expense is reflected in net income because the exercise price of the Company's incentive employee stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to stock-based employee compensation.

(In thousands, except per share data)
                                            2003          2002          2001
Net income                              $   45,381    $   77,992    $   66,955
SFAS No. 123 compensation
  expense, net of income taxes              (2,028)       (2,485)       (1,991)
                                         ---------     ---------     ---------
SFAS No. 123 pro forma
  net income                            $   43,353    $   75,507    $   64,964
                                         =========     =========     =========

Pro forma earnings per share:
   Basic                                $     1.27    $     2.22    $     1.94
   Diluted                              $     1.18    $     2.04    $     1.75

Earnings per share, as reported:
   Basic                                $     1.32    $     2.29    $     2.00
   Diluted                              $     1.23    $     2.11    $     1.80


Concentrations of Credit and Market Risk

     Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different geographic areas and different industries, including HVAC, plumbing, refrigeration, hardware, automotive, OEMs, and others.

     The Company minimizes its exposure to base metal price fluctuations through various strategies. Generally, it prices an equivalent amount of copper raw material, under flexible pricing arrangements it maintains with its suppliers, at the time it determines the selling price of finished products to its customers.

       At December 27, 2003, the Company held open forward commitments to purchase approximately $1.0 million of copper in the next 12 months and approximately $1.0 million of natural gas in the next three months.

Derivative Instruments and Hedging Activities

     The Company has utilized forward contracts to manage the volatility related to purchases of copper and natural gas, and sales denominated in foreign currencies. In addition, the Company has reduced its exposure to increases in interest rates by entering into an interest rate swap contract. These contracts have been designated as cash flow hedges. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), the Company has recorded the fair value of these contracts in the Consolidated Balance Sheet. The related gains and losses on the contracts are deferred in stockholders' equity as a component of comprehensive income. With respect to the copper and natural gas contracts, deferred gains and losses are recognized in cost of goods sold in the period in which the related sales or consumption of the commodities are recognized. Deferred gains and losses on foreign currency contracts are recognized in selling, general, and administrative expense in the period in which the foreign sales are collected. Deferred gain or loss on the interest rate swap contract is recognized in interest expense in the period in which the related interest payment being hedged is expensed. To the extent that the changes in the fair value of the contracts do not perfectly offset the changes in the present value of the hedged transactions, that ineffective portion is immediately recognized in earnings. Gains and losses recognized by the Company in 2003 related to the ineffective portion of its hedging instruments, as well as gains and losses related to the portion of the hedging instruments excluded from the assessment of hedge effectiveness, were not material to the Company's Consolidated Financial Statements. Should these contracts no longer meet hedge criteria in accordance with SFAS No. 133, either through lack of effectiveness or because the hedged transaction is not probable of occurring, all deferred gains and losses related to the hedge will be immediately reclassified from accumulated other comprehensive loss into earnings.

     The Company primarily executes derivative contracts with major financial institutions. These counterparties expose the Company to credit risk in the event of non-performance. The amount of such exposure is limited to the unpaid portion of amounts due to the Company pursuant to terms of the derivative instruments, if any. Although there are no collateral requirements, if a downgrade in the credit rating of these counterparties occurs, management believes that this exposure is mitigated by provisions in the derivative arrangements which allow for the legal right of offset of any amounts due to the Company from the counterparties with any amounts payable to the counterparties by the Company. As a result, management considers the risk of counterparty default to be minimal.

Fair Value of Financial Instruments

     The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments. Using a discounted cash flow analysis, the fair value of the Company's long-term debt instruments exceeded their carrying value by $1.2 million and $1.0 million at December 27, 2003 and December 28, 2002, respectively, based on the estimated current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's interest rate swap contract was approximately $1.0 million at December 27, 2003. This value represents the estimated amount the Company would need to pay if such contract were terminated before maturity, principally resulting from market interest rate decreases. The contracted rates on committed forward contracts do not exceed the market rates for similar term contracts at December 27, 2003. The Company estimates the fair value of contracts by obtaining quoted market prices.

     Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Foreign Currency Translation

     For foreign subsidiaries, the functional currency is the local currency. Balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included in stockholders' equity as a component of comprehensive income. Transaction gains and losses included in the Consolidated Statements of Income were not significant.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards

       The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 149, "An Amendment of Statement 133 on Derivative Instruments and Hedging Activities", in April 2003 and Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", in May 2003, revised Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106", in December 2003, and revised FASB Interpretation No. 46, "Variable Interest Entities", (the Statements). The provisions of these Statements, which are currently not applicable to the Company, became, or will become, effective in whole or in part at various times in 2003 and thereafter. These Statements will be considered and adopted, where and when applicable, by the Company at the appropriate future point in time. None of the Statements had a significant effect on the results of operations or financial position of the Company reported in the accompanying Consolidated Financial Statements.

Note 2 - Inventories

(In thousands)
                                                        2003           2002
Raw material and supplies                          $    22,261    $    22,692
Work-in-process                                         20,395         21,477
Finished goods                                          97,892         98,784
                                                    ----------     ----------
Inventories                                        $   140,548    $   142,953
                                                    ==========     ==========

       Inventories valued using the LIFO method totaled $34.2 million at December 27, 2003 and $37.2 million at December 28, 2002. At December 27, 2003, the approximate FIFO cost of such inventories was $42.0 million. At December 28, 2002, the FIFO cost of inventories approximated the LIFO value.

Note 3 - Property, Plant, and Equipment, Net

(In thousands)
                                                        2003           2002
Land and land improvements                         $     8,753    $     9,332
Buildings                                               90,279         86,924
Machinery and equipment                                466,006        442,987
Construction in progress                                16,976         13,618
                                                    ----------     ----------
                                                       582,014        552,861
Less accumulated depreciation                         (236,477)      (200,392)
                                                    ----------     ----------
Property, plant, and equipment, net                $   345,537    $   352,469
                                                    ==========     ==========

Note 4 - Goodwill

     Effective at the beginning of 2002, the Company ceased the amortization
of goodwill in accordance with SFAS No. 142.   A reconciliation of reported
net income and earnings per share to pro forma net income and earnings per share that would have resulted if SFAS No. 142 had been adopted at the beginning of 2001 is as follows:

(In thousands, except per share data)
                                            2003          2002          2001
Net income                              $   45,381    $   77,992    $   66,955
Goodwill amortization, net of tax                -             -         3,849
                                         ---------     ---------     ---------
Pro forma net income                    $   45,381    $   77,992    $   70,804
                                         =========     =========     =========

Pro forma earnings per share:
   Basic                                $     1.32    $     2.29    $     2.12
   Diluted                              $     1.23    $     2.11    $     1.90

Earnings per share, as reported:
   Basic                                $     1.32    $     2.29    $     2.00
   Diluted                              $     1.23    $     2.11    $     1.80


The changes in the carrying amount of goodwill during the year ended December 27, 2003 were as follows:

(In thousands)
                                         Standard      Industrial
                                         Products      Products
                                         Division      Division        Total
Balance at December 29, 2001            $   90,249    $    8,500    $   98,749
Goodwill acquired during the year            4,610         2,192         6,802
                                         ---------     ---------     ---------
Balance at December 28, 2002                94,859        10,692       105,551
Adjustments to the fair value
  of businesses acquired during 2002          (789)           87          (702)
                                         ---------     ---------     ---------
Balance at December 27, 2003            $   94,070    $   10,779    $  104,849
                                         =========     =========     =========

Note 5 - Long-Term Debt


(In thousands)
                                                        2003           2002
2001 Series IRBs with interest at
  6.63%, due 2021                                  $    10,000    $    10,000
1997 Series IRBs with interest at
  7.39%, due through 2014                                3,125          6,625
Other, including capitalized
  lease obligations                                      1,147          1,541
                                                    ----------     ----------
                                                        14,272         18,166
Less current portion of long-term debt                  (2,835)        (4,161)
                                                    ----------     ----------
Long-term debt                                     $    11,437    $    14,005
                                                    ==========     ==========

     The Company has a Credit Agreement (the Agreement) with a syndicate of five banks establishing an unsecured $150 million revolving credit facility (the Credit Facility) which matures in November 2006. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) LIBOR plus a variable premium or (ii) the greater of Prime or the Federal Funds rate plus ..50 percent. LIBOR advances may be based upon the one, two, three, or six-month LIBOR. The variable premium over LIBOR is based on certain financial ratios, and can range from 35 to 50 basis points. At December 27, 2003, the premium was 35 basis points. Additionally, a facility fee is payable quarterly on the total commitment and varies from 150 to 250 basis points based upon the Company's capitalization ratio. Availability of funds under the Credit Facility is reduced by the amount of certain outstanding letters of credit, which totaled approximately $7.2 million at December 27, 2003.

     Borrowings under the Agreement require the Company, among other things, to maintain certain minimum levels of net worth and meet certain minimum financial ratios. At December 27, 2003, the Company was in compliance with all debt covenants.

     Aggregate annual maturities of the Company's debt are $2.8 million, $0.2 million, $0.4 million, $0.3 million, and $0.2 million for the years 2004 through 2008 respectively, and $10.4 million thereafter. Interest paid in 2003, 2002, and 2001 was $1.2 million, $1.6 million, and $5.5 million, respectively. During 2001, the Company capitalized interest of $1.4 million related to its major capital improvement programs. No interest was capitalized in 2003 or in 2002.

     The Company has guarantees which are letters of credit issued by the Company generally to guarantee the payment of insurance deductibles and retiree health benefits. The terms of the Company's guarantees are generally one year but are renewable annually as required. The maximum potential amount of future payments the Company could be required to make under its guarantees at December 27, 2003 was $7.2 million.

Note 6 - Stockholders' Equity

     On November 10, 1994, the Company declared a dividend distribution of one Right for each outstanding share of the Company's common stock. Each Right entitles the holder to purchase one unit consisting of one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $160 per unit, subject to adjustment. The Rights will not be exercisable, or transferable apart from the Company's common stock, until 10 days following an announcement that a person or affiliated group has acquired, or obtained the right to acquire, beneficial ownership of 15 percent or more of its common stock other than pursuant to certain offers for all shares of the Company's common stock that have been determined to be fair to, and in the best interest of, the Company's stockholders. The Rights, which do not have voting rights, will be exercisable by all holders (except for a holder or affiliated group beneficially owning 15 percent or more of the Company's common stock, whose Rights will be void) so that each holder of a Right shall have the right to receive, upon the exercise thereof, at the then current exercise price, the number of shares of the Company's common stock having a market value of two times the exercise price of the Rights. All Rights expire on November 10, 2004, and may be redeemed by the Company at a price of $.01 at any time prior to either their expiration or such time that the Rights become exercisable.

     In the event that the Company is acquired in a merger or other business combination, or certain other events occur, provision shall be made so that each holder of a Right (except Rights previously voided) shall have the right to receive, upon exercise thereof at the then current exercise price, the number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the Right.

     The Company's Board of Directors has authorized the repurchase until October 2004 of up to ten million shares of the Company's common stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through December 27, 2003, the Company had repurchased approximately 2.4 million shares under this authorization.

     Components of accumulated other comprehensive loss are as follows:

(In thousands)
                                                        2003           2002
Cumulative foreign currency translation adjustment $     7,715    $    (3,226)
Minimum pension liability, net of income tax           (12,840)       (17,117)
Unrealized derivative losses, net of income tax           (461)          (790)
                                                    ----------     ----------
Accumulated other comprehensive loss               $    (5,586)   $   (21,133)
                                                    ==========     ==========

     The change in cumulative foreign currency translation adjustment primarily relates to the Company's investment in its U.K. and Canadian subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar.

Note 7 - Income Taxes

       The components of income from continuing operations before income taxes were taxed under the following jurisdictions:

(In thousands)
                                            2003          2002          2001
Domestic                                $   60,937    $   90,667    $  114,984
Foreign                                     (9,501)       (2,200)      (10,579)
                                         ---------     ---------     ---------
Income from continuing operations
   before income taxes                  $   51,436    $   88,467    $  104,405
                                         =========     =========     =========

       Income tax expense attributable to continuing operations consists of the following:

(In thousands)
                                            2003          2002          2001
Current tax expense:
   Federal                              $    4,928    $    6,917    $   21,532
   Foreign                                   1,744           287           595
   State and local                             830           400         1,118
                                         ---------     ---------     ---------
Current tax expense                          7,502         7,604        23,245
                                         ---------     ---------     ---------

Deferred tax (benefit) expense:
   Federal                                     504         9,215        15,032
   Foreign                                    (869)          137           (54)
   State and local                              78           334           759
                                         ---------     ---------     ---------
Deferred tax (benefit) expense                (287)        9,686        15,737
                                         ---------     ---------     ---------
Income tax expense                      $    7,215    $   17,290    $   38,982
                                         =========     =========     =========

       U.S. income and foreign withholding taxes are provided on the earnings of foreign subsidiaries that are expected to be remitted to the extent that taxes on the distribution of such earnings would not be offset by foreign tax credits.

       The difference between the reported income tax expense and a tax determined by applying the applicable U.S. federal statutory income tax rate to income from continuing operations before income taxes is reconciled as follows:

(In thousands)
                                            2003          2002          2001
Expected income tax expense             $   18,003    $   30,964    $   36,542
State and local income tax,
  net of federal benefit                       618           594         1,542
Foreign income taxes                           220         1,330         3,657
Valuation allowance                        (12,190)      (14,928)         (284)
Other, net                                     564          (670)       (2,475)
                                         ---------     ---------     ---------
Income tax expense                      $    7,215    $   17,290    $   38,982
                                         =========     =========     =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


(In thousands)
                                                        2003           2002
Deferred tax assets:
  Accounts receivable                              $     1,640    $     1,806
  Inventories                                            1,523          1,560
  Pension, OPEB, and accrued items                      11,103         10,531
  Other reserves                                         8,035          7,905
  Net operating loss carryforwards                      10,175         22,043
  Capital loss carryforwards                             1,780          2,575
  Foreign tax credits                                    2,119              -
  Alternative minimum tax
    credit carryforwards                                 4,026          4,026
  Other                                                     32            398
                                                    ----------     ----------

Total deferred tax assets                               40,433         50,844

Less valuation allowance                               (20,840)       (33,030)
                                                    ----------     ----------

Deferred tax assets, net of
  valuation allowance                                   19,593         17,814
                                                    ----------     ----------

(In thousands)
                                                        2003           2002
Deferred tax liabilities:
  Property, plant, and equipment                        72,884         70,356
  Other                                                  1,408          2,221
                                                    ----------     ----------
Total deferred tax liabilities                          74,292         72,577
                                                    ----------     ----------
Net deferred tax liability                         $   (54,699)   $   (54,763)
                                                    ==========     ==========

     As of December 27, 2003, the Company had domestic net operating loss carryforwards (NOLs) of $1.1 million, which expire in 2006. In addition, the Company had alternative minimum tax credit carryforwards of approximately $4.0 million, which are available to reduce future federal regular income taxes, if any, over an indefinite period, and capital loss carryforwards totaling $5.1 million, of which $3.8 million expire in 2004, $1.0 million expire in 2005, and $0.3 million expire in 2006.

     As of December 27, 2003, the Company had foreign net operating loss carryforwards (foreign NOLs) available to offset $32.7 million of foreign subsidiary income. These foreign NOLs have not been recognized, and are available to offset foreign subsidiary income over an indefinite period. The disposition of Mueller Europe S.A. reduced the Company's foreign NOLs in 2002 by $27.9 million, which had been entirely reserved by a valuation allowance.

     During 2003, the Company recognized a deferred income tax benefit, upon the closure of the open tax year, by reducing a valuation allowance of $9.3 million related to an operating loss resulting from the 1999 sale of a subsidiary. Realization of the tax benefit occurred during the year of sale.

     During 2002, the Company realized capital gains totaling approximately $41.4 million, primarily from the sale of Utah Railway Company. Existing capital loss carryforwards, which for financial reporting purposes were entirely reserved by a valuation allowance, were used to offset the 2002 capital gains. The income tax benefit of approximately $14.9 million generated by eliminating this valuation allowance was recognized in 2002 as a reduction to income taxes provided for continuing operations in accordance with SFAS No. 109. No income tax expense was included in the operation of discontinued operations in 2003 whereas $2.7 million was included in 2002 and $2.1 million was included in 2001.

       Income taxes paid (refunded) were approximately $0.8 million in 2003, $(0.2) million in 2002, and $28.3 million in 2001.

Note 8 - Other Current Liabilities

     Included in other current liabilities were accrued discounts and allowances of $24.0 million at December 27, 2003 and $21.2 million at December 28, 2002.

Note 9 - Employee Benefits

     The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and the fair value of the plans' assets over the two-year period ending December 27, 2003, and a statement of the plans' funded status as of December 27, 2003 and December 28, 2002:

(In thousands)
                                 Pension Benefits          Other Benefits
                                2003         2002         2003         2002
Change in benefit
  obligation:
   Obligation at
      beginning of year      $ 120,654    $ 103,008    $  10,729    $   8,114
   Service cost                  1,766        1,354            5            5
   Interest cost                 7,495        7,407          694          853
   Participant contributions       351          295            -            -
   Actuarial loss                3,766       11,000          146        2,527
   Benefit payments             (6,234)      (6,049)        (818)        (770)
   Settlement                      (67)           -            -            -
   Foreign currency
      translation adjustment     4,611        3,639            -            -
                              --------     --------     --------     --------
Obligation at end of year    $ 132,342    $ 120,654    $  10,756    $  10,729
                              ========     ========     ========     ========
Change in fair value
  of plan assets:
   Fair value of plan
      assets at beginning
      of year                $  98,251    $ 112,563    $       -    $       -
   Actual return on
      plan assets               18,535      (13,086)           -            -
   Employer contributions        1,047        1,938          818          770
   Participant contributions       351          295            -            -
   Benefit payments             (6,234)      (6,049)        (818)        (770)
   Settlement                      (67)           -            -            -
   Foreign currency
      translation adjustment     3,006        2,590            -            -
                              --------     --------     --------     --------
Fair value of plan assets
  at end of year             $ 114,889    $  98,251    $       -    $       -
                              ========     ========     ========     ========
Funded status:
   Funded (underfunded)
      status at end of year  $ (17,453)   $ (22,403)   $ (10,756)   $ (10,729)
   Unrecognized prior
      service cost               2,664        3,149          (80)         (88)
   Unrecognized loss            17,765       24,688        2,817        2,791
                              --------     --------     --------     --------
Net amount recognized        $   2,976    $   5,434    $  (8,019)   $  (8,026)
                              ========     ========     ========     ========

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with benefit obligations in excess of plan assets were $104.6 million, $103.1 million, and $84.1 million, respectively, as of December 27, 2003, and $93.9 million, $91.8 million, and $70.2 million, respectively, as of December 28, 2002.

     The following table provides the amounts recognized in the Consolidated Balance Sheets as of December 27, 2003 and December 28, 2002:

(In thousands)
                                 Pension Benefits          Other Benefits
                                2003         2002         2003         2002
Prepaid benefit cost         $   8,203    $   8,967    $       -    $       -
Intangible asset                     -        1,702            -            -
Accrued benefit liability      (18,077)     (22,365)      (8,019)      (8,026)
Accumulated other
  comprehensive loss            12,850       17,130            -            -
                              --------     --------     --------     --------

Net amount recognized        $   2,976    $   5,434    $  (8,019)   $  (8,026)
                              ========     ========     ========     ========

     The components of net periodic benefit cost (income) are as follows:

(In thousands)
                                            2003          2002          2001
Pension benefits:
   Service cost                         $    1,766    $    1,354    $    1,802
   Interest cost                             7,495         7,407         7,222
   Expected return on
      plan assets                           (7,724)       (9,061)       (9,794)
   Amortization of prior
      service cost                             491           856           904
   Amortization of net (gain) loss           1,327          (714)       (1,749)
                                         ---------     ---------     ---------
Net periodic benefit
  cost (income)                         $    3,355    $     (158)   $   (1,615)
                                         =========     =========     =========
Other benefits:
   Service cost                         $        5    $        5    $       13
   Interest cost                               694           853           702
   Amortization of prior
      service cost                              (8)           (8)           (8)
   Amortization of net gain                    120           122             -
   Curtailment gain                              -             -          (323)
                                         ---------     ---------     ---------
Net periodic benefit cost               $      811    $      972    $      384
                                         =========     =========     =========

     Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10 percent of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

     The assumptions used in the measurement of the Company's benefit obligations are as follows:

                                 Pension Benefits          Other Benefits
                                2003         2002         2003         2002
Weighted average
  assumptions:
   Discount rate                6.08%        6.42%        6.25%        6.75%
   Expected return
      on plan assets            8.07%        8.05%        N/A          N/A
   Rate of compensation
      increases                 4.25%        4.00%        N/A          N/A

     The assumptions used in the measurement of the Company's net periodic benefit cost are as follows:

                                    Pension Benefits         Other Benefits
                                  2003    2002    2001    2003    2002    2001
Weighted average
  assumptions:
   Discount rate                 6.42%   7.25%   7.17%   6.75%   6.75%   8.21%
   Expected return
      on plan assets             8.05%   8.10%   7.96%    N/A     N/A     N/A
   Rate of compensation
      increases                  4.00%   4.25%   3.25%    N/A     N/A     N/A

     Only one pension plan uses the rate of compensation increase in its benefit formula. All other pension plans are based on length of service.

     The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to range from 7.6 to
10.4 percent for 2003, gradually decrease to 5.5 percent for 2011, and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation by $900 thousand and the service and interest cost components of net periodic postretirement benefit costs by $60 thousand for 2003. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation and the service and interest cost components of net periodic postretirement benefit costs for 2003 by $821 thousand and $56 thousand, respectively.

     The weighted average asset allocation of the Company's pension fund assets are as follows:

                                                        Pension Plan Assets
                                                        2003           2002
Equity securities                                        71%            60%
Index funds                                              10              8
Debt securities                                           6              9
Cash and equivalents                                      2             12
Other                                                    11             11
                                                    -------        -------
                                                        100%           100%
                                                    =======        =======

     The measurement date for the majority of the plans is at year-end.

     The Company's pension plan obligations are long-term in nature and, accordingly, the plan assets are invested for the long-term. The Company believes that a diversified portfolio of equity securities (both actively managed and index funds) and private equity funds have an acceptable risk-return profile that, over the long-term, is better than fixed income securities. Consequently, the pension plan assets are heavily weighted to equity investments. Plan assets are monitored periodically. Based upon results, investment managers and/or asset classes are redeployed when considered necessary. Expected rates of return on plan assets were determined based on historical market returns giving consideration to the composition of each plan's portfolio.

     The plans' assets do not include investment in securities issued by the Company. The Company expects to contribute between $1.0 million and $1.5 million to its pension plans and approximately $1.0 million to its other postretirement benefit plans in 2004.

     The Company sponsors voluntary employee savings plans that qualify under
Section 401(k) of the Internal Revenue Code of 1986. Compensation expense for the Company's matching contribution to the 401(k) plans was $2.0 million in 2003 and in 2002, and $2.1 million in 2001. The Company's match is a cash contribution. Participants direct the investment of their account balances by allocating among a range of asset classes including mutual funds (equity, fixed income, and balanced funds), and money market funds. The plans do not offer direct investment in securities issued by the Company.

     In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the Act) was enacted. The Act mandates a method of providing for postretirement benefits to UMWA current and retired employees, including some retirees who were never employed by the Company. In October 1993, beneficiaries were assigned to the Company and the Company began its mandated contributions to the UMWA Combined Benefit Fund, a multiemployer trust. Beginning in 1994, the Company was required to make contributions for assigned beneficiaries under an additional multiemployer trust created by the Act, the UMWA 1992 Benefit Plan. The ultimate amount of the Company's liability under the Act will vary due to factors which include, among other things, the validity, interpretation, and regulation of the Act, its joint and several obligation, the number of valid beneficiaries assigned, and the extent to which funding for this obligation will be satisfied by transfers of excess assets from the 1950 UMWA pension plan and transfers from the Abandoned Mine Reclamation Fund. Nonetheless, the Company believes it has an adequate reserve for this liability which totaled $6.3 million in 2003 and $5.4 million in 2002.

     The Company maintains a nonqualified, deferred compensation plan, which permits certain management employees to annually elect to defer, on a pretax basis, a portion of their compensation. The deferred benefit to be provided is based on the amount of compensation deferred, Company match, and earnings on the deferrals. During 2001, the Company match was discontinued. Other expenses associated with the plan in 2003, 2002 and 2001 were insignificant. The Company has invested in certain assets to assist in funding this plan. The fair value of these assets, included in other assets, was $6.7 million at December 27, 2003 and $5.5 million at December 28, 2002.

     The Company makes contributions to certain multiemployer defined benefit pension plan trusts that cover union employees based on collective bargaining agreements. Contributions by employees are not required nor are they permitted. Pension expense under the multiemployer defined benefit pension plans was $0.3 million for 2003, 2002, and 2001.

Note 10 - Commitments and Contingencies

     The Company is subject to environmental standards imposed by federal, state, local, and foreign environmental laws and regulations. The Company has provided and charged to income $1.2 million in 2003, $1.6 million in 2002, and $3.6 million in 2001 for pending environmental matters. The basis for the provision is updated information and results of ongoing remediation and monitoring programs. Environmental reserves total $9.6 million in 2003 and $9.1 million in 2002. These projected costs will be funded in future years as remediation programs progress. Management believes that the outcome of pending environmental matters will not materially affect the financial position or results of operations of the Company.

     The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business, which management believes will not have a material adverse effect on the Company's financial position or results of operations. Additionally, the Company may realize the benefit of certain insurance and legal claims in the future; these gain contingencies are not recognized in the Consolidated Financial Statements.

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

     The Company leases certain facilities and equipment under operating leases expiring on various dates through 2011. The lease payments under these agreements aggregate to approximately $6.6 million in 2004, $4.6 million in 2005, $3.8 million in 2006, $3.1 million in 2007, $2.5 million in 2008, and $1.8 million thereafter. Total lease expense amounted to $7.0 million in 2003, $10.6 million in 2002, and $8.8 million in 2001.

Note 11 - Other Income, Net

(In thousands)
                                            2003          2002          2001
Rent and royalties                      $    2,821    $    2,364    $      686
Interest income                              2,466         3,111         4,826
(Loss) gain on disposal of
   properties, net                            (290)          485           249
Minority interest in income
   of subsidiaries                            (152)         (150)           26
Equity in loss of
   unconsolidated subsidiary                  (460)            -             -
                                         ---------     ---------     ---------
Other income, net                       $    4,385    $    5,810    $    5,787
                                         =========     =========     =========

Note 12 -Stock Options

     The Company follows APB No. 25 in accounting for its employee stock options. Under APB No. 25, no compensation expense is recognized because the exercise price of the Company's incentive employee stock options equals the market price of the underlying stock on the date of grant.

     Under existing plans, the Company may grant options to purchase shares of common stock at prices not less than the fair market value of the stock on the date of the grant. Generally, the options vest annually in equal increments over a five-year period beginning one year from the date of the grant. Any unexercised options expire after not more than ten years. No options may be granted after ten years from the date of plan adoption.

     Additionally, the Company has granted stock options to key executives as retention incentives and inducements to enter into employment agreements with the Company. Generally, these special grants have terms and conditions similar to those granted under the Company's other stock option plans.

     The income tax benefit associated with the exercise of stock options reduced income taxes payable, classified as other current liabilities, by $18 thousand in 2003, $13.2 million in 2002, and $0.4 million in 2001. Such benefits are reflected as additions directly to additional paid-in capital and, therefore, have no effect on the Company earnings.

     A summary of the Company's stock option activity and related information follows:

(Shares in thousands)
                                                             Weighted Average
                                                  Options     Exercise Price
Outstanding at December 30, 2000                      5,022      $    7.22
   Granted                                               76          29.43
   Exercised                                           (120)         17.55
   Expired, cancelled, or surrendered                   (42)         26.03
                                                   --------
Outstanding at December 29, 2001                      4,936           7.15
   Granted                                              261          31.79
   Exercised                                         (1,255)          2.80
   Expired, cancelled, or surrendered                   (21)         30.39
                                                   --------
Outstanding at December 28, 2002                      3,921          10.06
   Granted                                              281          25.66
   Exercised                                            (24)         21.78
   Expired, cancelled, or surrendered                   (53)         28.92
                                                   --------
Outstanding at December 27, 2003                      4,125          10.82
                                                   ========

Options exercisable at:
   December 29, 2001                                  4,462      $    5.24
   December 28, 2002                                  3,410           7.24
   December 27, 2003                                  3,554           8.03


     Exercise prices for stock options outstanding at December 27, 2003, ranged from $2.06 to $37.04. Of the 4.1 million stock options outstanding at year-end, 2.4 million were owned by the Chairman of the Company's Board of Directors, Mr. Harvey L. Karp, and expire one year after Mr. Karp's separation from employment with the Company. Mr. Karp's options have an exercise price of $2.06 per share. The weighted average remaining life of the remaining 1.7 million shares is 5.5 years, and the weighted average exercise price of these shares is $22.99. The weighted average fair value per option granted was $10.06 in 2003, $12.49 in 2002, and $13.58 in 2001.

     Mr. Karp exercised options to purchase 1.2 million shares of Company stock during 2002 and none during 2003. As provided in Mr. Karp's option agreement, the Company withheld the number of shares, at their fair market value, sufficient to cover the minimum withholding taxes incurred by the exercise. These shares withheld have been classified as acquisition of treasury stock in the Company's Consolidated Financial Statements.

     As of December 27, 2003, the Company had reserved 2.4 million shares of its common stock for issuance pursuant to certain stock option plans. Additionally, the Company had reserved 15 thousand shares of preferred stock for issuance pursuant to the shareholder rights plan.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options at the date of grant was estimated using the following weighted average assumptions for the years 2003, 2002, and 2001 weighted average expected life of the options of six years; and no dividend payments. The weighted average risk free interest rate used in the model was
3.81 percent for 2003, 3.44 percent for 2002, and 4.67 percent for 2001. The volatility factor of the expected market value of the Company's common stock was 0.331 in 2003, 0.344 in 2002, and 0.418 in 2001.

     The pro forma information was determined using the Black-Scholes option valuation model. Option valuation models require highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information is included in the Summary of Significant Accounting Policies.

Note 13 - Acquisitions

     On September 27, 2002, the Company acquired certain assets of Colonial Engineering, Inc.'s Fort Pierce, Florida operations. These operations manufacture injected molded plastic pressure fittings for plumbing, agricultural, and industrial use including a line of PVC Schedule 40 and 80 and CPVC fittings. These operations generated sales of approximately $15 million in 2001. The purchase price was approximately $14.1 million.

     On August 21, 2002, the Company acquired 100 percent of the outstanding stock of Overstreet-Hughes, Co., Inc. Overstreet-Hughes, located in Carthage, Tennessee, manufactures precision tubular components and assemblies primarily for the OEM air-conditioning market and had sales in 2001 of approximately $8 million. Total consideration paid at closing, including assumption of debt, was approximately $6.3 million. A contingent payment of up to $2 million will be paid if certain financial targets are achieved.

     Both of the acquisitions were accounted for using the purchase method of accounting. Therefore, the results of operations of the acquired businesses were included in the Company's Consolidated Financial Statements from their respective acquisition dates. The purchase price for these acquisitions, which was financed by available cash balances, has been allocated to the assets of the acquired businesses based on their respective fair market values.

     The final assessment of fair values of the assets and liabilities associated with the 2002 acquisitions was completed during 2003. The determination of final fair values resulted in adjustments from initially recorded values. These adjustments increased working capital by $0.6 million, increased other assets by $2.0 million, and decreased goodwill by $0.8 million. The total fair value of assets acquired in 2002 was $23.6 million, and the fair value of liabilities assumed in 2002 was $1.9 million. The excess of the purchase price over the net assets acquired in 2002 was $6.1 million.

     During 2002, the Company acquired an equity interest in Conbraco Industries, Inc. for $7.3 million in cash; early in 2003, the Company acquired an additional interest for $10.8 million. Conbraco is a manufacturer of flow control products including ball valves, automation products, backflow preventers, butterfly valves, check valves, forged steel products, marine valves, safety relief valves, strainers and plumbing and heating products for commercial and industrial applications. The Company's interest totaled 39 percent of Conbraco's equity at December 27, 2003. This investment is accounted for by the equity method of accounting, and is included in the other assets classification in the Consolidated Balance Sheet.

Note 14 - Discontinued Operations

     On August 28, 2002, the Company completed the sale of its wholly owned subsidiary, Utah Railway Company, to Genessee & Wyoming Inc. Proceeds from the sale were approximately $55.4 million. The Company recognized a gain of $21.1 million (net of income taxes of $11.6 million) from the sale.

     In December 2002, the Company initiated a plan to sell or liquidate its French manufacturing operations, Mueller Europe S. A. A loss of $13.4 million was recognized to write-down this operation to its net realizable value. This loss is net of a $15.2 million income tax benefit related to the operation's cumulative losses previously unrecognized for tax purposes. Included in the loss is a provision to expense the cumulative foreign currency translation adjustment of $2.5 million, which was previously recognized as a component of other comprehensive loss. Major components of this operation included in the Consolidated Balance Sheet at December 28, 2002 were current assets of $6.3 million and current liabilities of $6.0 million. On March 3, 2003, Mueller Europe S.A. filed a petition for liquidation with the Commercial Court of Provins Province, France and on March 4, 2003 the Court declared the entity to be in liquidation. The disposition of remaining assets and obligations of Mueller Europe S.A. is under the jurisdiction of the Court. In 2003, the Company recognized operating losses from discontinued operations incurred by Mueller Europe S.A. for the period the business operated.

     The Company expects no further obligations or contingencies from these discontinued operations and, therefore, during 2003 it recognized a $1.7 million gain to reflect adjustments to the previous estimates on disposition. Operating results of both businesses, net of applicable income taxes, are included in the Consolidated Statements of Income classified as income (loss) from operation of discontinued operations.

     Operating results of discontinued operations were as follows:

(In thousands)
                                            2003          2002          2001
Net sales:
   Utah Railway Company                 $        -    $   15,394    $   23,399
   Mueller Europe S.A.                       2,323        49,767        59,940
                                         ---------     ---------     ---------
                                        $    2,323    $   65,161    $   83,339
                                         =========     =========     =========

Income (loss) before income taxes:
   Utah Railway Company                 $        -    $    7,482    $    5,502
   Mueller Europe S.A.                        (539)       (5,682)       (1,915)
                                         ---------     ---------     ---------
                                        $     (539)   $    1,800    $    3,587
                                         =========     =========     =========

Net income (loss):
   Utah Railway Company                 $        -    $    4,812    $    3,465
   Mueller Europe S.A.                        (539)       (5,698)       (1,933)
                                         ---------     ---------     ---------
                                        $     (539)   $     (886)   $    1,532
                                         =========     =========     =========

Note 15 - Industry Segments

     The Company's reportable segments include its Standard Products Division
(SPD) and its Industrial Products Division (IPD). These segments are classified primarily by the markets for their products. Performance of segments is generally evaluated by their operating income.

     SPD manufactures copper tube and fittings, plastic fittings, and line sets. These products are manufactured in the U.S. and Europe and are sold primarily to wholesalers.

     IPD manufactures brass rod, impact extrusions, and forgings as well as a variety of end-products including plumbing brass; automotive components; valves and fittings; and specialty copper, copper-alloy, and aluminum tubing. These products are sold primarily to OEM customers.

     Summarized segment and geographic information is shown in the following tables. Geographic sales data indicates the location from which products are shipped. Unallocated expenses include general corporate expenses, plus certain charges or credits not included in segment activity. Certain expenses related primarily to retiree benefits at inactive operations were formerly combined with the operations of Utah Railway Company under a third industry segment, Other Businesses. Following the sale of Utah Railway Company and its classification as discontinued operations, these expenses of inactive operations have been combined into the unallocated expenses classification. In addition, the operations of Mueller Europe S.A. are classified as discontinued operations and have been eliminated from the operating results of SPD.

     Worldwide sales to one customer from the Standard Products Division totaled $111.0 million in 2003, $101.0 million in 2002, and $97.2 million in 2001, which represented 11 percent in 2003 and in 2002, and 10 percent in 2001 of the Company's consolidated net sales. No other customer accounted for more than 10 percent of consolidated net sales.

SEGMENT INFORMATION:

(In thousands)
                                            2003          2002          2001
Net sales:
   Standard Products Division           $  717,606    $  679,264    $  721,520
   Industrial Products Division            292,008       279,591       251,747
   Elimination of intersegment sales       (10,536)       (5,872)       (4,161)
                                         ---------     ---------     ---------
                                        $  999,078    $  952,983    $  969,106
                                         =========     =========     =========

Depreciation and amortization:
   Standard Products Division           $   26,038    $   24,975    $   27,588
   Industrial Products Division             11,023        10,539        10,098
   General corporate                         1,893         1,926         1,775
                                         ---------     ---------     ---------
                                        $   38,954    $   37,440    $   39,461
                                         =========     =========     =========

Operating income:
   Standard Products Division           $   54,123    $   78,964    $  104,603
   Industrial Products Division             11,672        20,353        17,469
   Unallocated expenses                    (16,411)      (13,561)      (16,543)
                                         ---------     ---------     ---------
                                        $   49,384    $   85,756    $  105,529
                                         =========     =========     =========

Expenditures for long-lived assets:
   Standard Products Division           $   21,465    $   27,400    $   33,902
   Industrial Products Division              5,623        11,558        10,379
                                         ---------     ---------     ---------
                                        $   27,088    $   38,958    $   44,281
                                         =========     =========     =========

                                      F-45

(In thousands)
                                            2003          2002          2001
Segment assets:
   Standard Products Division           $  594,236    $  594,516    $  604,099
   Industrial Products Division            159,303       171,315       158,659
   General corporate                       301,645       222,116       153,307
                                         ---------     ---------     ---------
                                        $1,055,184    $  987,947    $  916,065
                                         =========     =========     =========

GEOGRAPHIC INFORMATION:

(In thousands)

                                            2003          2002          2001
Net sales:
   United States                        $  895,994    $  870,457    $  881,357
   Foreign                                 103,084        82,526        87,749
                                         ---------     ---------     ---------
                                        $  999,078    $  952,983    $  969,106
                                         =========     =========     =========


Long-lived assets:
   United States                        $  437,182    $  443,295    $  451,231
   Foreign                                  47,647        44,305        60,921
                                         ---------     ---------     ---------
                                        $  484,829    $  487,600    $  512,152
                                         =========     =========     =========

Note 16 - Quarterly Financial Information (Unaudited)

(In thousands, except per share data)
                                First      Second       Third      Fourth
                               Quarter     Quarter     Quarter     Quarter
2003
Net sales                     $ 232,022   $ 248,221   $ 251,053   $ 267,782
Gross profit (1)                 40,107      44,760      49,093      49,269
Income from
   continuing operations          4,460       8,979      19,737      11,045
Loss from operations
   of discontinued operations,
   net of tax                      (539)          -           -           -
Gain on disposition of
   discontinued operations,
   net of tax                         -           -       1,699           -
Net income                        3,921       8,979      21,436      11,045
Basic earnings (loss)
   per share:
  From continuing operations       0.13        0.26        0.58        0.32
  From discontinued operations    (0.02)          -           -           -
  From sale of discontinued
   operations                         -           -        0.05           -
Basic earnings per share           0.11        0.26        0.63        0.32
Diluted earnings (loss)
   per share:
  From continuing operations       0.12        0.24        0.53        0.30
  From discontinued operations    (0.01)          -           -           -
  From sale of discontinued
   operations                         -           -        0.05           -
Diluted earnings per share         0.11        0.24        0.58        0.30


(1) Gross profit is net sales less cost of goods sold, which excludes depreciation and amortization.

(In thousands, except per share data)
                                First      Second       Third      Fourth
                               Quarter     Quarter     Quarter     Quarter
2002
Net sales                     $ 249,053   $ 260,507   $ 227,294   $ 216,129
Gross profit (1)                 57,247      59,156      50,992      40,807
Income from
   continuing operations         17,865      18,716      25,822       8,774
Income (loss) from operations
   of discontinued operations,
   net of tax                        71        (251)       (313)       (393)
Gain (loss) on disposition of
   discontinued operations,
   net of tax                         -           -      21,123     (13,422)
Net income (loss)                17,936      18,465      46,632      (5,041)
Basic earnings (loss)
   per share:
  From continuing operations       0.54        0.55        0.75        0.25
  From discontinued operations        -       (0.01)      (0.01)      (0.01)
  From sale of discontinued
   operations                         -           -        0.62       (0.39)
Basic earnings (loss)
     per share                     0.54        0.54        1.36       (0.15)
Diluted earnings (loss)
   per share:
  From continuing operations       0.48        0.50        0.70        0.24
  From discontinued operations        -           -           -       (0.01)
  From sale of discontinued
   operations                         -           -        0.57       (0.37)
Diluted earnings (loss)
   per share                       0.48        0.50        1.27       (0.14)

(1) Gross profit is net sales less cost of goods sold, which excludes depreciation and amortization.

Report of Independent Auditors

The Stockholders of Mueller Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Mueller Industries, Inc. as of December 27, 2003 and December 28, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 27, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mueller Industries, Inc. at December 27, 2003 and December 28, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 27, 2003, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in 2002.

                                        /S/ERNST & YOUNG LLP

Memphis, Tennessee
January 30, 2004

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 27, 2003, December 28, 2002, and December 29, 2001 (In thousands)

                                                                         Additions
                                                              -------------------------------
                                          Balance at           Charged to                                                Balance
                                          beginning            costs and             Other                               at end
                                           of year              expenses           additions         Deductions          of year
                                         ------------         ------------        -----------       -----------       -----------
2003
Allowance for doubtful accounts          $      6,443         $      3,172        $         -       $     4,881       $     4,734

Environmental reserves                   $      9,110         $      1,165        $     1,293 (1)   $     2,008       $     9,560

Severance and related                    $         13         $         46        $         -       $         -       $        59

Other reserves (4)                       $      1,721         $          -        $         -       $       986       $       735

Valuation allowance for deferred
  tax assets                             $     33,030         $      1,807        $         -       $    13,997       $    20,840

2002
Allowance for doubtful accounts          $      6,573         $        374        $         -       $       504       $     6,443

Environmental reserves                   $      9,203         $      1,739        $       543       $     2,375       $     9,110

Severance and related                    $         14         $          -        $         -       $         1       $        13

Other reserves (4)                       $      3,306         $          -        $       200       $     1,785       $     1,721

Valuation allowance for deferred
  tax assets                             $     58,535         $        136        $         -       $    25,641       $    33,030

2001
Allowance for doubtful accounts          $      5,612         $      1,704        $         -       $       743       $     6,573

Environmental reserves                   $      9,862         $      3,600        $       311 (1)   $     4,570       $     9,203

Severance and related                    $      2,187         $        707        $         -       $     2,880       $        14

Other reserves (4)                       $     11,332         $          -        $         -       $     8,026       $     3,306

Valuation allowance for deferred
  tax assets                             $     34,286         $        678        $    24,530 (2)   $       959       $    58,535

(1)   Includes insurance proceeds and currency translation changes.
(2)   Balance reclassified from other liabilities.
(3)   Other additions to the valuation allowance for deferred tax assets relate to capital loss carryforwards, foreign net operating loss carryforwards, and foreign audit and withholding allowances.
(4)   Other reserves are included in the balance sheet captions "Other current liabilities" and "Other noncurrent liabilities".

                                EXHIBIT INDEX


     3.1 Certificate of Incorporation of the Registrant and all amendments thereto.

     4.2 Credit Agreement among the Registrant (as Borrower) and Standard Federal Bank and other banking institutions and Standard Federal Bank (as Agent) dated as of November 6, 2003.

     4.3 Certain instruments with respect to long-term debt of the Registrant have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instruments does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission.

    10.4 Summary description of the Registrant's 2004 bonus plan for certain key employees.

    10.12 Stock Option Agreement, dated May 7, 1997, by and between the Registrant and William D. O'Hagan.

    10.13 Stock Option Agreement, dated October 9, 1998, by and between the Registrant and William D. O'Hagan.

    10.16 Stock Option Agreement, dated February 13, 2003, by and between the Registrant and William D. O'Hagan.

    10.17 Nonqualified Stock Option Agreement, dated June 30, 2000, by and between the Registrant and Robert J. Pasquarelli.

    10.18 Nonqualified Stock Option Agreement, dated June 30, 2003, by and between the Registrant and Michael O. Fifer.

    14.0     Code of Business Conduct and Ethics.

    21.0     Subsidiaries of the Registrant.

    23.0 Consent of Independent Auditor (Includes report on Financial Statement Schedule).

    31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

    31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

    32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.