Form 10-Q
period 2004-03-27
MUELLER INDUSTRIES INC
filed 2004-04-16
CIK 89439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended March 27, 2004      Commission file number 1-6770


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

The number of shares of the Registrant's common stock outstanding as of April 15, 2004, was 34,976,567.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                     For the Period Ended March 27, 2004

                                   INDEX



Part I. Financial Information                                        Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Consolidated Statements of Income
               for the quarters ended
               March 27, 2004 and March 29, 2003                       3

          b.)  Consolidated Balance Sheets
               as of March 27, 2004 and December 27, 2003              5

          c.)  Consolidated Statements of Cash Flows
               for the quarters ended March 27, 2004
               and March 29, 2003                                      7

          d.)  Notes to Consolidated Financial Statements              9


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     12

     Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                       16

     Item 4.  Controls and Procedures                                 17


Part II. Other Information

     Item 5.  Other Information                                       17

     Item 6.  Exhibits and Reports on Form 8-K                        18

Signatures                                                            19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          MUELLER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                               For the Quarter Ended
                                        March 27, 2004          March 29, 2003
                                         (In thousands, except per share data)
Net sales                                $   345,959             $   232,022

Cost of goods sold                           281,029                 191,915
                                          ----------              ----------

   Gross profit                               64,930                  40,107

Depreciation and amortization                  9,965                   9,740
Selling, general, and
   administrative expense                     26,682                  23,296
Impairment charge                              3,941                       -
                                          ----------              ----------

   Operating income                           24,342                   7,071

Interest expense                                (224)                   (311)
Environmental expense                           (169)                   (207)
Other income, net                              2,793                     557
                                          ----------              ----------

   Income from continuing operations
      before income taxes                     26,742                   7,110

Current income tax expense                    (8,674)                 (1,867)
Deferred income tax expense                     (108)                   (783)
                                          ----------              ----------

   Total income tax expense                   (8,782)                 (2,650)
                                          ----------              ----------

Income from continuing operations             17,960                   4,460

Loss from operation of
   discontinued operations, net
   of income taxes                                 -                    (539)
                                          ----------              ----------

Net income                               $    17,960             $     3,921
                                          ==========              ==========






See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                               For the Quarter Ended
                                        March 27, 2004          March 29, 2003
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               34,658                  34,257
Effect of dilutive stock options               2,250                   2,514
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             36,908                  36,771
                                          ----------              ----------

Basic earnings (loss) per share:
   From continuing operations            $      0.52             $      0.13
   From discontinued operations                    -                   (0.02)
                                          ----------              ----------

Basic earnings per share                 $      0.52             $      0.11
                                          ==========              ==========

Diluted earnings (loss) per share:
   From continuing operations            $      0.49             $      0.12
   From discontinued operations                    -                   (0.01)
                                          ----------              ----------

Diluted earnings per share               $      0.49             $      0.11
                                          ==========              ==========

Dividends per share                      $      0.10             $         -
                                          ==========              ==========




















See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                        March 27, 2004       December 27, 2003
                                                   (In thousands)
Assets

Current assets:
   Cash and cash equivalents             $   208,332             $   255,088

   Accounts receivable, less allowance
     for doubtful accounts of $5,450 in
     2004 and $4,734 in 2003                 233,641                 163,006

   Inventories:
     Raw material and supplies                29,609                  22,261
     Work-in-process                          20,461                  20,395
     Finished goods                          100,511                  97,892
                                          ----------              ----------

   Total inventories                         150,581                 140,548

   Other current assets                       18,659                  11,713
                                          ----------              ----------

     Total current assets                    611,213                 570,355

Property, plant, and equipment, net          340,188                 345,537
Goodwill, net                                102,570                 104,849
Other assets                                  31,621                  34,443
                                          ----------              ----------

                                         $ 1,085,592             $ 1,055,184
                                          ==========              ==========



















See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                   CONSOLIDATED BALANCE SHEETS (continued)
                                 (Unaudited)
                                        March 27, 2004       December 27, 2003
                                          (In thousands, except share data)
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt     $     1,960             $     2,835
   Accounts payable                           55,519                  42,081
   Accrued wages and other employee costs     26,302                  25,631
   Other current liabilities                  37,324                  42,959
                                          ----------              ----------

     Total current liabilities               121,105                 113,506

Long-term debt                                11,386                  11,437
Pension and postretirement liabilities        32,356                  31,643
Environmental reserves                         9,402                   9,560
Deferred income taxes                         65,149                  63,734
Other noncurrent liabilities                  11,221                  10,238
                                          ----------              ----------

     Total liabilities                       250,619                 240,118
                                          ----------              ----------

Minority interest in subsidiaries                208                     208

Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                   -                       -
   Series A junior participating
     preferred stock - $1.00 par value;
     shares authorized 15,000;
     none outstanding                              -                       -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 34,975,867
     in 2004 and 34,276,343 in 2003              401                     401
   Additional paid-in capital, common        255,717                 259,110
   Retained earnings                         669,962                 655,495
   Accumulated other comprehensive loss       (3,770)                 (5,586)
   Treasury common stock, at cost            (87,545)                (94,562)
                                          ----------              ----------

   Total stockholders' equity                834,765                 814,858
                                          ----------              ----------

Commitments and contingencies (Note 2)             -                       -
                                          ----------              ----------

                                         $ 1,085,592             $ 1,055,184
                                          ==========              ==========

See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                              For the Quarter Ended
                                        March 27, 2004          March 29, 2003
                                                   (In thousands)
Cash flows from operating activities
   Net income from continuing operations $    17,960             $     4,460
   Reconciliation of net income from
    continuing operations to net cash
    used in operating activities:
     Depreciation and amortization             9,965                   9,740
     Income tax benefit from exercise
       of stock options                        9,685                       -
     Impairment charge                         3,941                       -
     Equity in loss of unconsolidated
       subsidiaries                            3,272                     278
     Deferred income taxes                       108                     783
     (Gain) loss on disposal
       of properties                          (5,142)                    212
     Minority interest in subsidiaries             -                      38
     Changes in assets and liabilities:
       Receivables                           (70,032)                (13,518)
       Inventories                            (9,714)                 (2,904)
       Other assets                           (6,149)                  1,261
       Current liabilities                     8,248                  (4,644)
       Other liabilities                         997                  (1,534)
       Other, net                                483                    (216)
                                          ----------              ----------

Net cash used in operating activities        (36,378)                 (6,044)
                                          ----------              ----------

Cash flows from investing activities
   Capital expenditures                       (5,063)                 (6,599)
   Purchase of Conbraco Industries, Inc.
     common stock                                  -                 (10,806)
   Proceeds from sales of properties           5,173                      27
   Escrowed IRB proceeds                           -                     449
                                          ----------              ----------

Net cash provided by (used in)
   investing activities                          110                 (16,929)
                                          ----------              ----------









See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)
                                              For the Quarter Ended
                                        March 27, 2004          March 29, 2003
                                                   (In thousands)

Cash flows from financing activities
   Acquisition of treasury stock         $    (9,320)            $         -
   Dividends paid                             (3,493)                      -
   Repayments of long-term debt                 (926)                 (1,122)
   Proceeds from the sale of
     treasury stock                            3,259                       -
                                          ----------              ----------

Net cash used in financing activities        (10,480)                 (1,122)
                                          ----------              ----------

Effect of exchange rate changes on cash           (8)                  1,157
                                          ----------              ----------

Decrease in cash
   and cash equivalents                      (46,756)                (22,938)

Cash provided by discontinued operations           -                     252

Cash and cash equivalents at the
   beginning of the period                   255,088                 217,601
                                          ----------              ----------

Cash and cash equivalents at the
   end of the period                     $   208,332             $   194,915
                                          ==========              ==========




















See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

General

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.
Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. This quarterly report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K, including the annual financial statements incorporated therein.

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

     The Company has guarantees, which are letters of credit issued by the Company generally to guarantee the payment of insurance deductibles, retiree health benefits, and certain operating costs of a foreign subsidiary. The terms of the Company's guarantees are generally one year but are renewable annually as required. The maximum potential amount of future payments the Company could have been required to make under its guarantees at March 27, 2004 was $7.1 million.

Note 3 - Impairment Charge

     The Company recognized a $3.9 million impairment charge related to its subsidiary, Overstreet-Hughes Co., Inc., of which $2.3 million was goodwill and the remainder was property, plant, and equipment. The results of Overstreet-Hughes, which manufactures tubular components and assemblies primarily for the original equipment manufacturer (OEM) air-conditioning market, have not met expectations. Initiatives to improve performance have not been successful. Furthermore, Overstreet-Hughes' primary customer has announced the closure of its facility that consumes the majority of Overstreet-Hughes' output.

Consequently, the Company has reduced its carrying cost in these long-lived assets to its best estimate of fair value. This estimate was determined based on a discounted cash flow method.

Note 4 - Industry Segments

     Summarized segment information is as follows:

                                               For the Quarter Ended
                                        March 27, 2004          March 29, 2003
                                                   (In thousands)
Net sales:
   Standard Products Division            $   249,657             $   159,380
   Industrial Products Division               99,778                  74,947
   Elimination of intersegment sales          (3,476)                 (2,305)
                                          ----------              ----------

                                         $   345,959             $   232,022
                                          ==========              ==========

Operating income:
   Standard Products Division            $    24,990             $     7,081
   Industrial Products Division                3,353                   4,051
   Unallocated expenses                       (4,001)                 (4,061)
                                          ----------              ----------

                                         $    24,342             $     7,071
                                          ==========              ==========

     Operating income for the Industrial Products Division was reduced by a $3.9 million impairment charge for the quarter ended March 27, 2004.


Note 5 - Comprehensive Income

     Comprehensive income is as follows:

                                               For the Quarter Ended
                                        March 27, 2004          March 29, 2003
                                                   (In thousands)
Comprehensive income:
   Net income                            $    17,960             $     3,921
   Other comprehensive income (loss):
      Cumulative translation adjustments       1,961                     350
      Change in the fair value
         of derivatives                         (145)                     28
                                          ----------              ----------

                                         $    19,776             $     4,299
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

                                               For the Quarter Ended
                                        March 27, 2004          March 29, 2003
                                        (In thousands, except per share data)
Net income                               $    17,960             $     3,921
SFAS No. 123 pro forma compensation
  expense, net of income taxes                  (419)                   (443)
                                          ----------              ----------
SFAS No. 123 pro forma
  net income                             $    17,541             $     3,478
                                          ==========              ==========

Pro forma earnings per share:
   Basic                                 $      0.51             $      0.10
   Diluted                               $      0.48             $      0.09

Earnings per share, as reported:
   Basic                                 $      0.52             $      0.11
   Diluted                               $      0.49             $      0.11


Note 7 - Employee Benefits

     The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The components of net periodic benefit cost are as follows:

                                               For the Quarter Ended
                                        March 27, 2004          March 29, 2003
                                                    (In thousands)
Pension benefits:
   Service cost                          $       484               $       365
   Interest cost                               1,929                     1,899
   Expected return on plan assets             (2,119)                   (2,006)
   Amortization of prior service cost             88                       123
   Amortization of net loss                      241                       114
                                          ----------                ----------

Net periodic benefit cost                $       623               $       495
                                          ==========                ==========
Other benefits:
   Service cost                         $          1               $         1
   Interest cost                                 174                       213
   Expected return on plan assets                 (2)                       (2)
   Amortization of prior service cost             30                        31
                                          ----------                ----------

Net periodic benefit cost                $       203               $       243
                                          ==========                ==========

     The Company previously disclosed in its financial statements for the year ended December 27, 2003, that it expected to contribute between $1.0 million and $1.5 million to its pension plans and approximately $1.0 million to its other postretirement benefit plans in 2004. During the first quarter of 2004, $0.3 million of contributions have been made to certain pension plans and $0.2 million of contributions have been made to other postretirement benefit plans. The impact, if any, of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 has not been recognized in the Consolidated Financial Statements as of March 27, 2004.


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

     The Company's businesses are managed and organized into two segments:
Standard Products Division (SPD) and Industrial Products Division (IPD). SPD manufactures and sells copper tube, copper and plastic fittings, and valves. Outside of the United States, SPD manufactures and sells copper tube in Europe. SPD sells these products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers. IPD manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. IPD sells its products primarily to OEMs, many of which are in the HVAC, plumbing, and refrigeration markets.

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

     Earnings and profitability are also subject to market trends such as substitute products and imports. Plastic plumbing systems are the primary substitute product; these products represent an increasing share of consumption. Imports of copper tubing from Mexico have increased in recent years, although U.S. consumption is still predominantly supplied by U.S. manufacturers.

Results of Operations

     During the first quarter of 2004, the Company's net sales were $346.0 million compared with net sales of $232.0 million over the same period of 2003. Pounds shipped totaled 197.6 million in the current period compared with shipments of 166.6 million in the first quarter of 2003. This increase in volume as well as increased selling prices in certain product lines resulted in the increase in net sales.

     Cost of goods sold increased from $191.9 million in the first quarter of 2003 to $281.0 million in the same period of 2004. This increase was attributable to increases in raw material costs, primarily copper, partially offset by reductions in per unit conversion costs. The COMEX average copper price in the first quarter of 2004 was approximately 62 percent greater than in the same period of 2003. Inventories valued using the LIFO method totaled $32.6 million at March 27, 2004 and $34.2 at December 27, 2003. At March 27, 2004 and December 27, 2003, the approximate FIFO cost of such inventories was $54.5 million and $42.0 million, respectively.

     Depreciation and amortization expense increased to $10.0 million for the first quarter of 2004 compared with $9.7 million during the first quarter of 2003. The increase was due primarily to recent capital expenditures. Selling, general, and administrative expense was $26.7 million for the first quarter of 2004 compared with $23.3 million for the same period of 2003. This increase relates primarily to higher sales and distribution costs due primarily to the increase in net sales.

     The Company recognized a $3.9 million impairment charge related to its subsidiary, Overstreet-Hughes Co., Inc., of which $2.3 million was goodwill and the remainder was property, plant, and equipment. The results of Overstreet-Hughes, which manufactures tubular components and assemblies primarily for the OEM air-conditioning market, have not met expectations. Initiatives to improve performance have not been successful. Furthermore, Overstreet-Hughes' primary customer has announced the closure of its facility that consumes the majority of Overstreet-Hughes' output. Consequently, the Company has reduced its carrying cost in these long-lived assets to its best estimate of fair value. This estimate was determined based on a discounted cash flow method.

     Operating income increased to $24.3 million due to a 19 percent increase in shipment volume and improvement in margins for most product lines, particularly copper tube.

     Interest expense in the first quarter of 2004 totaled $0.2 million, which was $0.1 million less than the first quarter of 2003. This decrease was due to lower funded balances in 2004. No interest was capitalized during the first quarter of 2004 or during the first quarter of 2003.

     Other income, net increased from $0.6 million in the first quarter of 2003 to $2.8 million in the first quarter of 2004. During the first quarter of 2004, the Company completed the sale of certain undeveloped land that resulted in recognizing a gain of $5.2 million. The proceeds realized from sale were $5.2 million. Also during the first quarter of 2004, the Company recognized a $3.3 million loss related to its equity interest in Conbraco Industries, Inc. The loss relates primarily to certain federal income tax audit exposures of Conbraco that were assessed during the first quarter of 2004.

     The Company's effective income tax rate for the first quarter of 2004 was
32.8 percent compared with 37.3 percent for the first quarter of last year.
The lower rate in the first quarter of 2004 is primarily attributable to the recognition of a capital loss carryforward related to the sale of land that had a tax basis significantly less than the realized proceeds.

     In the first quarter of 2003 the Company's Consolidated Statement of Income reflected operating losses from discontinued operations. These losses were incurred by Mueller Europe S.A. for the period the business operated.

Liquidity and Capital Resources

     Cash used in operating activities in the first quarter of 2004 totaled $36.4 million, which is primarily attributable to increased receivables and increased inventories partially offset by net income from continuing operations, depreciation and amortization, the income tax benefit from the exercise of stock options, and an increase in liabilities. Fluctuations in the cost of copper and other raw materials affect the Company's liquidity. Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable. During the first quarter of 2004, the average COMEX copper price was approximately $1.23 per pound, which represents a 62 percent increase over the average price during the first quarter of 2003. This rise in the price of cathode has also resulted in sharp increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.

     During the first quarter of 2004, cash provided from investing activities was $0.1 million, consisting primarily of $5.2 million proceeds from sales of properties reduced by $5.1 million for capital expenditures. The Company also used $10.5 million for financing activities during the quarter, consisting primarily of the acquisition of treasury stock and payment of dividends, partially offset by the proceeds from stock option exercises. Existing cash balances were used to fund the first quarter investing and financing activities.

     During the three months ended March 27, 2004, the Chairman of the Company's Board of Directors, Mr. Harvey L. Karp, exercised options to purchase 900,000 shares of Company stock. As provided in Mr. Karp's option agreement, the Company withheld the number of shares, at their fair market value, sufficient to cover the minimum withholding taxes incurred by the exercise. These shares withheld have been classified as acquisition of treasury stock on the Company's Consolidated Statement of Cash Flows. The income tax benefit of $9.7 million from the exercise of stock options was recognized as a direct addition to additional paid-in-capital and, therefore, had no effect on the Company's earnings.

     The Company has a $150 million unsecured line-of-credit (Credit Facility) which expires in November 2006. At March 27, 2004, there were no outstanding
borrowings under the Credit Facility.   Approximately $7.0 million in letters
of credit were backed by the Credit Facility at the end of the first quarter. At March 27, 2004 the Company's total debt was $13.3 million or two percent of its total capitalization.

     Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. At March 27, 2004, the Company was in compliance with all of its debt covenants.

     During the first quarter of 2004, the Company's Board of Directors declared a regular quarterly dividend of ten cents per share on its common stock. Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors.

     Management believes that cash provided by operations and currently available cash of $208.3 million will be adequate to meet the Company's normal future capital expenditures and operational needs. The Company's current ratio was 5.2 to 1 at March 27, 2004. There have been no material changes to the contractual obligations discussed in the Company's December 27, 2003 Form 10-K.

     The Company's Board of Directors has authorized the repurchase until October 2004 of up to ten million shares of the Company's common stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through March 27, 2004, the Company has repurchased approximately
2.4 million shares under this authorization.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in foreign currency exchange, raw material costs, and energy costs. To reduce such risks, the Company may periodically use financial instruments. All hedging transactions are authorized and executed pursuant to policies and procedures. Further, the Company does not buy or sell financial instruments for trading purposes.

Foreign Currency Exchange Rates

     Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material; however, the Company may utilize certain forward fixed-rate contracts to hedge such transactional exposures. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon collection of receivables. At March 27, 2004, the Company had an open forward contract to exchange foreign currency totaling approximately $3.6 million.

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

     The Company occasionally enters into forward fixed-price arrangements with certain customers. The Company may utilize forward contracts to hedge risks associated with forward fixed-price arrangements. The Company may also utilize forward contracts to manage price risk associated with inventory. Gains or losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon the sale of inventory. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory. During the first quarter, the Company entered into forward contracts to purchase approximately $1.7 million of copper. As of March 27, 2004, the Company held open forward contracts to purchase approximately $2.1 million of copper through December 2004.

     Futures contracts may also be used to manage price risk associated with natural gas purchases. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon consumption of natural gas. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices. At March 27, 2004, the Company had no open forward contracts to purchase natural gas.

Item 4.  Controls and Procedures

     The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in Company reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

     There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending March 27, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  OTHER INFORMATION

Item 5.  Other Information

Competition Matters

     The Company is aware of investigations of competition in markets in which it participates, or has participated in the past, in Europe, Canada, and the United States. On October 21, 2003, the Company was informed that the investigations of which it was aware in the United States have been closed. On September 1, 2003, the European Commission released a statement alleging infringements in Europe of competition rules by manufacturers of copper tubes including the Company and businesses in France and England, which it acquired in 1997. The Company took the lead in bringing these issues to the attention of the European Commission and has fully cooperated in the resulting investigation from its inception. The Company does not anticipate any material adverse effect on its business or financial condition as a result of the European Commission's action or other investigations.

Commerce Department Petition

     On April 7, 2004, two metals-industry groups filed a petition with the Commerce Department to restrict exports of copper scrap and copper-alloy scrap. The Commerce Department has 105 days to determine whether to impose temporary monitoring and export controls and 45 more days to publish final regulations and effect any possible relief. The Company is unable to estimate the extent, if any, that the filing of this petition will affect near-term availability of scrap or the likelihood that meaningful relief will be obtained.

Labor Relations Update

     The Company's labor contracts with certain bargaining unit employees at its Port Huron and Marysville, Michigan operations expired on April 1, 2004. Presently, bargaining unit employees are working under an extension of the expired contracts. Management believes that labor contracts will be agreed to in the near-term.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended March 27, 2004. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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

    (b) During the quarter ended March 27, 2004, the Registrant filed the following Current Reports on Form 8-K:

         February 3, 2004:  Item 7. Financial Statements and Exhibits.
         Item 12. Results of Operations and Financial Condition.
         Fourth Quarter and Annual Earnings Release.

         February 17, 2004: Item 5. Other Events and Regulation FD Disclosure. Item 7. Financial Statements and Exhibits.
         Press Release:  Declaration of a Dividend.

Items 1, 2, 3,  and 4 are not applicable and have been omitted.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2004.




                                       MUELLER INDUSTRIES, INC.


                                       /s/ Kent A. McKee
                                       Kent A. McKee
                                       Vice President and
                                       Chief Financial Officer


                                       /s/ Richard W. Corman
                                       Richard W. Corman
                                       Corporate Controller

                                EXHIBIT INDEX

Exhibits      Description

19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended March 27, 2004. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

31.1          Certification of Chief Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

31.2          Certification of Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

32.1          Certification of Chief Executive Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

32.2          Certification of Chief Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002