Form 10-Q
period 2004-06-26
MUELLER INDUSTRIES INC
filed 2004-07-16
CIK 89439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended June 26, 2004      Commission file number 1-6770


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

The number of shares of the Registrant's common stock outstanding as of July 15, 2004, was 34,987,467.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                      For the Period Ended June 26, 2004

                                   INDEX



Part I. Financial Information                                        Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Consolidated Statements of Income
               for the quarters and six months ended
               June 26, 2004 and June 28, 2003                          3

          b.)  Consolidated Balance Sheets
               as of June 26, 2004 and December 27, 2003                7

          c.)  Consolidated Statements of Cash Flows
               for the six months ended June 26, 2004
               and June 28, 2003                                        9

          d.)  Notes to Consolidated Financial Statements              11


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      17

     Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                        21

     Item 4.  Controls and Procedures                                  22


Part II. Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders      23

     Item 5.  Other Information                                        23

     Item 6.  Exhibits and Reports on Form 8-K                         24

Signatures                                                             25

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          MUELLER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                               For the Quarter Ended
                                         June 26, 2004          June 28, 2003
                                         (In thousands, except per share data)
Net sales                                $   380,822             $   248,221

Cost of goods sold                           303,720                 203,461
                                          ----------              ----------

   Gross profit                               77,102                  44,760

Depreciation and amortization                 10,159                   9,722
Selling, general, and
   administrative expense                     28,199                  23,575
Impairment charge                                  -                       -
                                          ----------              ----------

   Operating income                           38,744                  11,463

Interest expense                                (199)                   (292)
Environmental expense                           (269)                   (257)
Other income, net                              1,449                   2,182
                                          ----------              ----------

   Income from continuing operations
      before income taxes                     39,725                  13,096

Current income tax expense                   (14,169)                   (870)
Deferred income tax benefit (expense)          1,492                  (3,247)
                                          ----------              ----------

   Total income tax expense                  (12,677)                 (4,117)
                                          ----------              ----------

Income from continuing operations             27,048                   8,979

Loss from operation of
   discontinued operations, net
   of income taxes                                 -                       -
                                          ----------              ----------

Net income                               $    27,048             $     8,979
                                          ==========              ==========






See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                               For the Quarter Ended
                                         June 26, 2004           June 28, 2003
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               34,978                  34,263
Effect of dilutive stock options               1,914                   2,540
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             36,892                  36,803
                                          ----------              ----------

Basic earnings (loss) per share:
   From continuing operations            $      0.77             $      0.26
   From discontinued operations                    -                       -
                                          ----------              ----------

Basic earnings per share                 $      0.77             $      0.26
                                          ==========              ==========

Diluted earnings (loss) per share:
   From continuing operations            $      0.73             $      0.24
   From discontinued operations                    -                       -
                                          ----------              ----------

Diluted earnings per share               $      0.73             $      0.24
                                          ==========              ==========

Dividends per share                      $      0.10             $         -
                                          ==========              ==========




















See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                               For the Six Months Ended
                                         June 26, 2004          June 28, 2003
                                         (In thousands, except per share data)
Net sales                                $   726,781             $   480,243

Cost of goods sold                           584,749                 395,376
                                          ----------              ----------

   Gross profit                              142,032                  84,867

Depreciation and amortization                 20,124                  19,462
Selling, general, and
   administrative expense                     54,881                  46,871
Impairment charge                              3,941                       -
                                          ----------              ----------

   Operating income                           63,086                  18,534

Interest expense                                (423)                   (603)
Environmental expense                           (438)                   (464)
Other income, net                              4,242                   2,739
                                          ----------              ----------

   Income from continuing operations
      before income taxes                     66,467                  20,206

Current income tax expense                   (22,843)                 (2,737)
Deferred income tax benefit (expense)          1,384                  (4,030)
                                          ----------              ----------

   Total income tax expense                  (21,459)                 (6,767)
                                          ----------              ----------

Income from continuing operations             45,008                  13,439

Loss from operation of
   discontinued operations, net
   of income taxes                                 -                    (539)
                                          ----------              ----------

Net income                               $    45,008             $    12,900
                                          ==========              ==========








See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                               For the Six Months Ended
                                         June 26, 2004           June 28, 2003
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               34,818                  34,260
Effect of dilutive stock options               2,082                   2,527
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             36,900                  36,787
                                          ----------              ----------

Basic earnings (loss) per share:
   From continuing operations            $      1.29             $      0.40
   From discontinued operations                    -                   (0.02)
                                          ----------              ----------

Basic earnings per share                 $      1.29             $      0.38
                                          ==========              ==========

Diluted earnings (loss) per share:
   From continuing operations            $      1.22             $      0.36
   From discontinued operations                    -                   (0.01)
                                          ----------              ----------

Diluted earnings per share               $      1.22             $      0.35
                                          ==========              ==========

Dividends per share                      $      0.20             $         -
                                          ==========              ==========




















See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                         June 26, 2004       December 27, 2003
                                                   (In thousands)
Assets

Current assets:
   Cash and cash equivalents             $   263,687             $   255,088

   Accounts receivable, less allowance
     for doubtful accounts of $3,947 in
     2004 and $4,734 in 2003                 223,111                 163,006

   Inventories:
     Raw material and supplies                39,201                  22,261
     Work-in-process                          28,493                  20,395
     Finished goods                          103,991                  97,892
                                          ----------              ----------

   Total inventories                         171,685                 140,548

   Other current assets                       15,293                  11,713
                                          ----------              ----------

     Total current assets                    673,776                 570,355

Property, plant, and equipment, net          334,093                 345,537
Goodwill, net                                102,570                 104,849
Other assets                                  32,063                  34,443
                                          ----------              ----------

                                         $ 1,142,502             $ 1,055,184
                                          ==========              ==========



















See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                   CONSOLIDATED BALANCE SHEETS (continued)
                                 (Unaudited)
                                         June 26, 2004       December 27, 2003
                                          (In thousands, except share data)
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $     1,085             $     2,835
   Accounts payable                           63,856                  42,081
   Accrued wages and other employee costs     33,757                  25,631
   Other current liabilities                  55,219                  42,959
                                          ----------              ----------

     Total current liabilities               153,917                 113,506

Long-term debt                                11,334                  11,437
Pension and postretirement liabilities        32,508                  31,643
Environmental reserves                         9,822                   9,560
Deferred income taxes                         65,894                  63,734
Other noncurrent liabilities                  10,211                  10,238
                                          ----------              ----------

     Total liabilities                       283,686                 240,118
                                          ----------              ----------

Minority interest in subsidiaries                 24                     208

Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                   -                       -
   Series A junior participating
     preferred stock - $1.00 par value;
     shares authorized 15,000;
     none outstanding                              -                       -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 34,978,567
     in 2004 and 34,276,343 in 2003              401                     401
   Additional paid-in capital, common        255,738                 259,110
   Retained earnings                         693,512                 655,495
   Accumulated other comprehensive loss       (3,360)                 (5,586)
   Treasury common stock, at cost            (87,499)                (94,562)
                                          ----------              ----------

   Total stockholders' equity                858,792                 814,858

Commitments and contingencies (Note 2)             -                       -
                                          ----------              ----------

                                         $ 1,142,502             $ 1,055,184
                                          ==========              ==========

See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                              For the Six Months Ended
                                         June 26, 2004           June 28, 2003
                                                   (In thousands)
Cash flows from operating activities
   Net income from continuing operations $    45,008             $    13,439
   Reconciliation of net income from
    continuing operations to net cash
    provided by operating activities:
     Depreciation and amortization            20,124                  19,462
     Income tax benefit from exercise
       of stock options                        9,685                       -
     Impairment charge                         3,941                       -
     Equity in loss of unconsolidated
       subsidiaries                            2,740                     404
     (Gain) loss on disposal
       of properties                          (5,143)                    193
     Deferred income taxes                    (1,384)                  4,030
     Minority interest in subsidiaries,
       net of dividends paid                    (184)                   (173)
     Changes in assets and liabilities:
       Receivables                           (59,453)                (30,341)
       Inventories                           (30,774)                  3,073
       Current liabilities                    41,983                   3,293
       Other assets                             (801)                  1,314
       Other liabilities                         634                    (505)
       Other, net                                474                     (52)
                                          ----------              ----------

Net cash provided by operating activities     26,850                  14,137
                                          ----------              ----------

Cash flows from investing activities
   Capital expenditures                       (8,807)                (15,982)
   Proceeds from sales of properties           5,481                     210
   Purchase of Conbraco Industries, Inc.
     common stock                                  -                 (10,806)
   Escrowed IRB proceeds                           -                     449
                                          ----------              ----------

Net cash used in investing activities         (3,326)                (26,129)
                                          ----------              ----------









See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)
                                              For the Six Months Ended
                                         June 26, 2004           June 28, 2003
                                                   (In thousands)

Cash flows from financing activities
   Dividends paid                        $    (6,991)            $         -
   Acquisition of treasury stock              (9,320)                      -
   Proceeds from the sale of
     treasury stock                            3,326                     244
   Repayments of long-term debt               (1,853)                 (2,045)
                                          ----------              ----------

Net cash used in financing activities        (14,838)                 (1,801)
                                          ----------              ----------

Effect of exchange rate changes on cash          (87)                  3,294
                                          ----------              ----------

Increase (decrease) in cash
   and cash equivalents                        8,599                 (10,499)

Cash provided by discontinued operations           -                     252

Cash and cash equivalents at the
   beginning of the period                   255,088                 217,601
                                          ----------              ----------

Cash and cash equivalents at the
   end of the period                     $   263,687             $   207,354
                                          ==========              ==========




















See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

General

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K, including the annual financial statements incorporated therein.

     The accompanying unaudited interim financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.

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

     The Company has guarantees which are letters of credit issued by the Company generally to guarantee the payment of insurance deductibles, retiree health benefits, and certain operating costs of a foreign subsidiary. The terms of the Company's guarantees are generally one year but are renewable annually as required. The maximum potential amount of future payments the Company could have been required to make under these guarantees at June 26, 2004 was $9.1 million.

     During the second quarter, the Company (1) entered into consulting agreements with Harvey L. Karp, Chairman of the Board, and William D. O'Hagan, Chief Executive Officer, and (2) amended Mr. Karp's employment agreement with the Company. The amendment to Mr. Karp's employment agreement eliminates the three-year rolling term of the agreement and imposes a fixed term ending on December 31, 2007. The consulting agreements provide for post-employment consulting services to be provided by Messrs. Karp and O'Hagan for a six-year period. During the first four years of the consulting period, an annual consulting fee equal to two-thirds of each executive's Final Base Compensation will be payable for the consulting services. During the final two years of the consulting period, the annual consulting fee is set at one-third of each

Executive's Final Base Compensation. Final Base Compensation is defined, in each case, as the lesser of (1) the executive's highest annual cash compensation (consisting of base salary and annual bonus) during the last three years of his employment with the Company, or (2) two million dollars. Each executive can terminate his consulting agreement with or without Good Reason (as defined in his consulting agreement) upon thirty days' advance written notice and the Company may terminate either consulting agreement with or without Cause (as defined in such consulting agreement) upon thirty days' advance written notice. If an executive terminates his consulting relationship for Good Reason or the Company terminates the consulting relationship without Cause, such executive will be entitled to receive the remaining amounts due under his consulting agreement, as if such agreement had continued through the remainder of the six-year term, in a lump sum, discounted for early lump sum payment at the Federal Funds rate. During the consulting period, each executive agrees not to engage in Competitive Activity (as defined in his consulting agreement) and will be entitled to receive certain other benefits from the Company. The term of Mr. O'Hagan's consulting agreement will commence upon Mr. O'Hagan's termination of employment by the Company without Cause (as defined in his current employment agreement) or his voluntary resignation from employment with the Company for Good Reason (as defined in his current employment agreement). The term of Mr. Karp's consulting agreement will commence on the earlier of January 1, 2008 (the day following the end of his fixed employment term) or his termination of employment by the Company without Cause (as defined in his employment agreement) or his voluntary resignation for Good Reason (as defined in his employment agreement).

Note 3 - Impairment Charge

     During the first quarter of 2004, the Company recognized a $3.9 million impairment charge related to its subsidiary, Overstreet-Hughes Co., Inc., of which $2.3 million was goodwill and the remainder was property, plant, and equipment. The results of Overstreet-Hughes, a component of the Industrial Products Division, which manufactures tubular components and assemblies primarily for the original equipment manufacturer (OEM) air-conditioning market, have not met expectations. Initiatives to improve performance have not been successful. Furthermore, Overstreet-Hughes' primary customer has announced the closure of its facility that consumes the majority of Overstreet-Hughes' output. Consequently, the Company has reduced its carrying cost in these long-lived assets to its best estimate of fair value. This estimate was determined based on a discounted cash flow method.

Note 4 - Industry Segments

     Summarized segment information is as follows:

                                               For the Quarter Ended
                                         June 26, 2004           June 28, 2003
                                                   (In thousands)
Net sales:
   Standard Products Division            $   278,902             $   178,939
   Industrial Products Division              105,903                  71,585
   Elimination of intersegment sales          (3,983)                 (2,303)
                                          ----------              ----------

                                         $   380,822             $   248,221
                                          ==========              ==========

Operating income:
   Standard Products Division            $    37,184             $    11,877
   Industrial Products Division                6,334                   3,597
   Unallocated expenses                       (4,774)                 (4,011)
                                          ----------              ----------

                                         $    38,744             $    11,463
                                          ==========              ==========

                                               For the Six Months Ended
                                         June 26, 2004           June 28, 2003
                                                   (In thousands)
Net sales:
   Standard Products Division            $   528,559             $   338,319
   Industrial Products Division              205,681                 146,532
   Elimination of intersegment sales          (7,459)                 (4,608)
                                          ----------              ----------

                                         $   726,781             $   480,243
                                          ==========              ==========

Operating income:
   Standard Products Division            $    62,174             $    18,958
   Industrial Products Division                9,687                   7,648
   Unallocated expenses                       (8,775)                 (8,072)
                                          ----------              ----------

                                         $    63,086             $    18,534
                                          ==========              ==========

Note 5 - Comprehensive Income

     Comprehensive income is as follows:

                                               For the Quarter Ended
                                         June 26, 2004           June 28, 2003
                                                   (In thousands)
Comprehensive income:
   Net income                            $    27,048             $     8,979
   Other comprehensive income (loss):
      Cumulative translation adjustments         228                   4,797
      Change in the fair value
         of derivatives                          182                    (153)
                                          ----------              ----------

                                         $    27,458             $    13,623
                                          ==========              ==========

                                               For the Six Months Ended
                                         June 26, 2004           June 28, 2003
                                                   (In thousands)
Comprehensive income:
   Net income                            $    45,008             $    12,900
   Other comprehensive income (loss):
      Cumulative translation adjustments       2,189                   5,148
      Change in the fair value
         of derivatives                           37                    (126)
                                          ----------              ----------

                                         $    47,234             $    17,922
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

                                               For the Quarter Ended
                                         June 26, 2004           June 28, 2003
                                        (In thousands, except per share data)
Net income                               $    27,048             $     8,979
SFAS No. 123 compensation
  expense, net of income taxes                  (439)                   (455)
                                          ----------              ----------
SFAS No. 123 pro forma
  net income                             $    26,609             $     8,524
                                          ==========              ==========

Pro forma earnings per share:
   Basic                                 $      0.76             $      0.25
   Diluted                               $      0.72             $      0.23

Earnings per share, as reported:
   Basic                                 $      0.77             $      0.26
   Diluted                               $      0.73             $      0.24

                                               For the Six Months Ended
                                         June 26, 2004           June 28, 2003
                                        (In thousands, except per share data)
Net income                               $    45,008             $    12,900
SFAS No. 123 compensation
  expense, net of income taxes                  (842)                   (898)
                                          ----------              ----------
SFAS No. 123 pro forma
  net income                             $    44,166             $    12,002
                                          ==========              ==========

Pro forma earnings per share:
   Basic                                 $      1.27             $      0.35
   Diluted                               $      1.20             $      0.33

Earnings per share, as reported:
   Basic                                 $      1.29             $      0.38
   Diluted                               $      1.22             $      0.35

Note 7 - Employee Benefits

     The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The components of net periodic benefit cost are as follows:

                                               For the Quarter Ended
                                         June 26, 2004          June 28, 2003
                                                    (In thousands)
Pension benefits:
   Service cost                          $       450               $       365
   Interest cost                               1,896                     1,899
   Expected return on plan assets             (2,297)                   (2,006)
   Amortization of prior service cost             99                       123
   Amortization of net loss                      213                       114
                                          ----------                ----------

Net periodic benefit cost                $       361               $       495
                                          ==========                ==========
Other benefits:
   Service cost                          $         1               $         1
   Interest cost                                 174                       213
   Expected return on plan assets                 (2)                       (2)
   Amortization of prior service cost             30                        31
                                          ----------                ----------

Net periodic benefit cost                $       203               $       243
                                          ==========                ==========

                                               For the Six Months Ended
                                         June 26, 2004          June 28, 2003
                                                    (In thousands)
Pension benefits:
   Service cost                          $       934               $       730
   Interest cost                               3,825                     3,798
   Expected return on plan assets             (4,416)                   (4,012)
   Amortization of prior service cost            187                       246
   Amortization of net loss                      454                       228
                                          ----------                ----------

Net periodic benefit cost                $       984               $       990
                                          ==========                ==========
Other benefits:
   Service cost                          $         2               $         2
   Interest cost                                 348                       426
   Expected return on plan assets                 (4)                       (4)
   Amortization of prior service cost             60                        62
                                          ----------                ----------

Net periodic benefit cost                $       406               $       486
                                          ==========                ==========

     The Company previously disclosed in its financial statements for the year ended December 27, 2003, that it expected to contribute between $1.0 million and $1.5 million to its pension plans and approximately $1.0 million to its other postretirement benefit plans in 2004. Contributions have been made to certain pension plans of $0.2 million during the second quarter of 2004, and $0.5 million in the first half of 2004; contributions have been made to other postretirement benefit plans of $0.2 million in the second quarter of 2004 , and $0.4 million in the first half of 2004. The impact, if any, of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 has not been determined, and as such, has not been recognized in the Consolidated Financial Statements as of June 26, 2004.

Note 8 - Income Taxes

     The differences between the reported income tax expense and a tax determined by applying the applicable U.S. federal statutory income tax rate to income from continuing operations before income taxes for the second quarter and first half of 2004 include certain valuation allowance adjustments. Upon completion of the prior year's federal tax return during the second quarter, the Company recognized a reduction in the estimated valuation allowance for foreign tax credit carryforwards by approximately $1.3 million. During the first quarter, certain property sales resulted in capital gains allowing the Company to recognize a reduction of the valuation allowance associated with capital loss carryforwards by approximately $0.9 million.


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

Results of Operations

     Net income was $27.0 million, or 73 cents per diluted share, for the second quarter of 2004, compared with net income of $9.0 million, or 24 cents per diluted share, for the same period of 2003. Year-to-date, net income was $45.0 million, or $1.22 per diluted share, compared with net income of $12.9 million, or 35 cents per diluted share, for the same period of 2003.

     During the second quarter of 2004, the Company's net sales were $380.8 million, which compares with net sales of $248.2 million over the same period of 2003. Net sales were $726.8 million in the first half of 2004 compared with $480.2 million in the same period of 2003. The increase in net sales is
attributable to higher selling prices and shipment volumes.   The average price
of copper was approximately 60 percent higher in the first half of 2004 compared with the same period of 2003. During the second quarter of 2004, the Company's manufacturing businesses shipped 198.5 million pounds of product compared to 175.5 million pounds in the same quarter of 2003. The Company shipped 396.1 million pounds of product in the first half of 2004 compared with
342.1 million in the same period of 2003. This increase was broad based including improvements in most product lines.

     Cost of goods sold increased from $203.5 million in the second quarter of 2003 to $303.7 million in the same period of 2004. This increase was primarily attributable to higher material costs partially offset by reductions in per unit conversion costs. Gross profit increased to $77.1 million from $44.8 million due primarily to the strength of copper tube volume and spread improvement. Inventories valued using the LIFO method totaled $46.9 million at June 26, 2004 and $34.2 million at December 27, 2003. At June 26, 2004 and December 27, 2003, the approximate FIFO cost of such inventories was $70.4 million and $42.0 million, respectively.

     Selling, general, and administrative expense increased to $28.2 million in the second quarter of 2004 from $23.6 million in the second quarter of 2003. This increase is due primarily to higher sales and distribution costs related to higher net sales.

     In the first quarter of 2004, the Company recognized a $3.9 million impairment charge related to its subsidiary, Overstreet-Hughes Co., Inc., of which $2.3 million was goodwill and the remainder was property, plant, and equipment. The results of Overstreet-Hughes, a component of IPD, which manufactures tubular components and assemblies primarily for the OEM air-conditioning market, have not met expectations. Initiatives to improve performance have not been successful. Furthermore, Overstreet-Hughes' primary customer has announced the closure of its facility that consumes the majority of Overstreet-Hughes' output. Consequently, the Company has reduced its carrying cost in these long-lived assets to its best estimate of fair value. This estimate was determined based on a discounted cash flow method.

     Interest expense for the second quarter of 2004 totaled $0.2 million, compared with $0.3 million for the same period of 2003. For the first six months of 2004, interest expense was $0.4 million compared with $0.6 million for the same period of 2003. Total interest in the second quarter and first half of 2004 decreased due to debt reductions.

     Other income, net was $4.2 million in the first half of 2004 which, in addition to interest income, included a gain on the sale of land and a recognized loss on investment. During the first quarter of 2004, the Company completed the sale of certain undeveloped land that resulted in recognizing a gain of $5.2 million. The proceeds realized from sale were $5.2 million. Also during the first quarter of 2004, the Company recognized a $3.3 million loss related to its equity interest in Conbraco Industries, Inc. The loss relates primarily to certain federal income tax audit exposures of Conbraco that were assessed during the first quarter of 2004; during the second quarter of 2004, the Internal Revenue Service proposed a settlement offer that Conbraco agreed to which, if approved, would result in a reduction of the loss recognized for this matter. During the second quarter, the Company recognized $0.5 million of income representing its share in the earnings of the operations of Conbraco for that period.

     The Company's effective income tax rate for the first half of 2004 was
32.3 percent compared with 33.5 percent for the same period of last year. The lower rate in the first half of 2004 is primarily attributable to the recognition of a capital loss carryforward related to the sale of land that had a tax basis significantly less than the realized proceeds and recognition of foreign tax credit carryforwards.

     In 2003, the Company's Consolidated Statement of Income reflected an operating loss from discontinued operations. This loss was incurred by Mueller Europe S.A. for the period the business operated during the first quarter of 2003.

Liquidity and Capital Resources

     Cash provided by operating activities in the first half of 2004 totaled $26.9 million, which is primarily attributable to net income from continuing operations, depreciation and amortization, the income tax benefit from the exercise of stock options, and an increase in liabilities partially offset by increased receivables and increased inventories. Fluctuations in the cost of copper and other raw materials affect the Company's liquidity. Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable. During the first half of 2004, the average COMEX copper price was approximately $1.23 per pound, which represents a 60 percent increase over the average price during the first half of 2003. This rise in the price of cathode has also resulted in sharp increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.

     During the first half of 2004, cash used for investing activities was $3.3 million, consisting primarily of $8.8 million for capital expenditures reduced by $5.5 million proceeds from sales of properties. The Company also used $14.8 the acquisition of treasury stock and payment of dividends, partially offset by the proceeds from stock option exercises.

     During the first quarter of 2004, the Chairman of the Company's Board of Directors, Mr. Harvey L. Karp, exercised options to purchase 900,000 shares of Company stock. As provided in Mr. Karp's option agreement, the Company withheld the number of shares, at their fair market value, sufficient to cover the minimum withholding taxes incurred by the exercise. These shares withheld have been classified as acquisition of treasury stock on the Company's Consolidated Statement of Cash Flows. The income tax benefit of $9.7 million from the exercise of stock options was recognized as a direct addition to additional paid-in-capital and, therefore, had no effect on the Company's earnings.

     The Company has a $150 million unsecured line-of-credit (Credit Facility) which expires in November 2006. At June 26, 2004, there were no outstanding
borrowings under the Credit Facility.   Approximately $9.0 million in letters
of credit were backed by the Credit Facility at the end of the quarter. At June 26, 2004 the Company's total debt was $12.4 million or 1.4 percent of its total capitalization.

     Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. At June 26, 2004, the Company was in compliance with all of its debt covenants.

     The Company declared and paid a regular quarterly cash dividend of ten cents per common share in the first and second quarters of 2004. Cash dividends paid aggregated $3.5 million in the first quarter of 2004 and $3.5 million in the second quarter of 2004. Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors.

     Management believes that cash provided by operations and currently available cash of $263.7 million will be adequate to meet the Company's normal future capital expenditures and operational needs. The Company's current ratio was 4.4 to 1 at June 26, 2004.

     There have been no material changes to the contractual obligations discussed in the Company's December 27, 2003 Form 10-K, except for (1) consulting agreements with Harvey L. Karp, Chairman of the Board, and William
D. O'Hagan, Chief Executive Officer, and (2) an amendment to Mr. Karp's employment agreement with the Company. The amendment to Mr. Karp's employment agreement eliminates the three-year rolling term of the agreement and imposes a fixed term ending on December 31, 2007. The consulting agreements provide for post-employment consulting services to be provided by Messrs. Karp and O'Hagan for a six-year period. During the first four years of the consulting period, an annual consulting fee equal to two-thirds of each executive's Final Base Compensation will be payable for the consulting services. During the final two years of the consulting period, the annual consulting fee is set at one-third of each Executive's Final Base Compensation. Final Base Compensation is defined, in each case, as the lesser of (1) the executive's highest annual cash compensation (consisting of base salary and annual bonus) during the last three years of his employment with the Company, or (2) two million dollars. Each executive can terminate his consulting agreement with or without Good Reason (as defined in his consulting agreement) upon thirty days' advance written notice and the Company may terminate either consulting agreement with or without Cause (as defined in such consulting agreement) upon thirty days' advance written notice. If an executive terminates his consulting relationship for Good Reason or the Company terminates the consulting relationship without Cause, such executive will be entitled to receive the remaining amounts due under his consulting agreement, as if such agreement had continued through the remainder of the six-year term, in a lump sum, discounted for early lump sum payment at the Federal Funds rate. During the consulting period, each executive agrees not to engage in Competitive Activity (as defined in his consulting agreement) and will be entitled to receive certain other benefits from the Company. The term of Mr. O'Hagan's consulting agreement will commence upon Mr. O'Hagan's termination of employment by the Company without Cause (as defined in his current employment agreement) or his voluntary resignation from employment with the Company for Good Reason (as defined in his current employment agreement). The term of Mr. Karp's consulting agreement will commence on the earlier of January 1, 2008 (the day following the end of his fixed employment term) or his termination of employment by the Company without Cause (as defined in his employment agreement) or his voluntary resignation for Good Reason (as defined in his employment agreement).

     The Company's Board of Directors has authorized the repurchase until October 2004 of up to ten million shares of the Company's common stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through June 26, 2004, the Company has repurchased approximately 2.4 million shares under this authorization.

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

Foreign Currency Exchange Rates

     Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material; however, the Company may utilize certain forward fixed-rate contracts to hedge such transactional exposures. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon collection of receivables. At June 26, 2004, the Company had an open forward contract to exchange foreign currency totaling approximately $3.6 million.

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

     The Company occasionally enters into forward fixed-price arrangements with certain customers. The Company may utilize forward contracts to hedge risks associated with forward fixed-price arrangements. The Company may also utilize forward contracts to manage price risk associated with inventory. Gains or losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon the sale of inventory. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory. During the second quarter, the Company entered into forward contracts to purchase approximately $0.7 million of copper. As of June 26, 2004, the Company held open forward contracts to purchase approximately $1.8 million of copper through December 2004.

     Futures contracts may also be used to manage price risk associated with natural gas purchases. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon consumption of natural gas. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices. At June 26, 2004, the Company had no open forward contracts to purchase natural gas.

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

     There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending June 26, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On April 29, 2004, the Company held its Annual Meeting of Stockholders at which two proposals were voted upon: (i) the election of directors and (ii) the approval of the appointment of auditors. The following persons were duly elected to serve, subject to the Company's Bylaws, as Directors of the Company until the next Annual Meeting, or until election and qualification of their successors:

                                    Votes in Favor           Votes Withheld

     Gennaro J. Fulvio               23,342,491                 8,970,237
     Gary S. Gladstein               23,343,517                 8,969,211
     Terry Hermanson                 23,342,647                 8,970,081
     Robert B. Hodes                 18,902,865                13,409,863
     Harvey L. Karp                  22,898,565                 9,414,163
     William D. O'Hagan              23,130,046                 9,182,682

     The proposal to approve the appointment of Ernst & Young LLP as the Company's auditors was ratified by 31,364,288 votes in favor, 934,734 votes against, and 13,706 votes abstaining.

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

Bargaining unit employees continued working under an extension of the expired contracts. A three-year contract, effective as of April 2, 2004, was ratified on May 7, 2004.

     On June 25, 2004, employees at the Company's operations in Brighton, Michigan voted to seek representation through collective bargaining. Approximately 160 employees will be represented.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         10.1 Consulting Agreement, dated June 21, 2004, by and between the Registrant and Harvey Karp.

         10.2 Consulting Agreement, dated June 21, 2004, by and between the Registrant and William D. O'Hagan.

         10.3 Amendment, dated June 21, 2004, to the Amended and Restated Employment Agreement dated as of September 17, 1997, dated June 21, 2004, by and between the Registrant and Harvey Karp.

         19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended June 26, 2004. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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

    (b) During the quarter ended June 26, 2004, the Registrant filed the following Current Reports on Form 8-K:

         April 13, 2004: Item 7. Financial Statements and Exhibits. Item 12. Results of Operations and Financial Condition. First Quarter Earnings Release.

         April 30, 2004:  Item 5. Other Events and Regulation FD Disclosure.
         Item 7. Financial Statements and Exhibits.  Press Release:
         Declaration of a Dividend.

Items 1, 2, and 3 are not applicable and have been omitted.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 16, 2004.




                                       MUELLER INDUSTRIES, INC.


                                       /s/ Kent A. McKee
                                       Kent A. McKee
                                       Vice President and
                                       Chief Financial Officer


                                       /s/ Richard W. Corman
                                       Richard W. Corman
                                       Corporate Controller

                                EXHIBIT INDEX

Exhibits      Description

10.1 Consulting Agreement, dated June 21, 2004, by and between the Registrant and Harvey Karp.

10.2 Consulting Agreement, dated June 21, 2004, by and between the Registrant and William D. O'Hagan.

10.3 Amendment, dated June 21, 2004, to the Amended and Restated Employment Agreement dated as of September 17, 1997, by and between the Registrant and Harvey Karp.

19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended June 26, 2004. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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