Form 10-Q
period 2004-09-25
MUELLER INDUSTRIES INC
filed 2004-10-15
CIK 89439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended September 25, 2004   Commission file number 1-6770


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

The number of shares of the Registrant's common stock outstanding as of October 12, 2004, was 36,342,888.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                      For the Period Ended September 25, 2004

                                   INDEX



Part I. Financial Information                                        Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Consolidated Statements of Income
               for the quarters and nine months ended
               September 25, 2004 and September 27, 2003                3

          b.)  Consolidated Balance Sheets
               as of September 25, 2004 and December 27, 2003           7

          c.)  Consolidated Statements of Cash Flows
               for the nine months ended September 25, 2004
               and September 27, 2003                                   9

          d.)  Notes to Consolidated Financial Statements              11


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      22

     Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                        26

     Item 4.  Controls and Procedures                                  28


Part II. Other Information

     Item 1.  Legal Proceedings                                        28

     Item 5.  Other Information                                        28

     Item 6.  Exhibits                                                 29

Signatures                                                             30

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          MUELLER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                               For the Quarter Ended
                                         September 25,           September 27,
                                             2004                    2003
                                         (In thousands, except per share data)
Net sales                                $   322,512             $   251,053

Cost of goods sold                           263,188                 201,960
                                          ----------              ----------

   Gross profit                               59,324                  49,093

Depreciation and amortization                 10,278                   9,777
Selling, general, and
   administrative expense                     24,529                  24,301
Impairment charge                                  -                       -
                                          ----------              ----------

   Operating income                           24,517                  15,015

Interest expense                                (236)                   (267)
Environmental expense                           (240)                   (306)
Other income, net                              1,597                     826
                                          ----------              ----------

   Income from continuing operations
      before income taxes                     25,638                  15,268

Current income tax expense                    (5,895)                   (856)
Deferred income tax (expense) benefit           (989)                  5,325
                                          ----------              ----------

   Total income tax (expense) benefit         (6,884)                  4,469
                                          ----------              ----------

Income from continuing operations             18,754                  19,737

Loss from operation of
   discontinued operations, net
   of income taxes                                 -                       -
Gain on disposition of discontinued
   operations                                      -                   1,699
                                          ----------              ----------

Net income                               $    18,754             $    21,436
                                          ==========              ==========



See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                               For the Quarter Ended
                                         September 25,           September 27,
                                             2004                    2003
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               35,283                  34,267
Effect of dilutive stock options               1,631                   2,590
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             36,914                  36,857
                                          ----------              ----------

Basic earnings (loss) per share:
   From continuing operations            $      0.53             $      0.58
   From discontinued operations                    -                       -
   From gain on disposition of
      discontinued operations                      -                    0.05
                                          ----------              ----------

Basic earnings per share                 $      0.53             $      0.63
                                          ==========              ==========

Diluted earnings (loss) per share:
   From continuing operations            $      0.51             $      0.53
   From discontinued operations                    -                       -
   From gain on disposition of
      discontinued operations                      -                    0.05
                                          ----------              ----------

Diluted earnings per share               $      0.51             $      0.58
                                          ==========              ==========

Cash dividends per share                 $      0.10             $         -
                                          ==========              ==========















See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                               For the Nine Months Ended
                                         September 25,           September 27,
                                             2004                    2003
                                         (In thousands, except per share data)
Net sales                                $ 1,049,293             $   731,296

Cost of goods sold                           847,937                 597,336
                                          ----------              ----------

   Gross profit                              201,356                 133,960

Depreciation and amortization                 30,402                  29,239
Selling, general, and
   administrative expense                     79,410                  71,172
Impairment charge                              3,941                       -
                                          ----------              ----------

   Operating income                           87,603                  33,549

Interest expense                                (659)                   (870)
Environmental expense                           (678)                   (770)
Other income, net                              5,839                   3,565
                                          ----------              ----------

   Income from continuing operations
      before income taxes                     92,105                  35,474

Current income tax expense                   (28,738)                 (3,593)
Deferred income tax (expense) benefit            395                   1,295
                                          ----------              ----------

   Total income tax (expense) benefit        (28,343)                 (2,298)
                                          ----------              ----------

Income from continuing operations             63,762                  33,176

Loss from operation of
   discontinued operations, net
   of income taxes                                 -                    (539)
Gain on disposition of discontinued
   operations                                      -                   1,699
                                          ----------              ----------

Net income                               $    63,762             $    34,336
                                          ==========              ==========





See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                               For the Nine Months Ended
                                         September 25,           September 27,
                                             2004                    2003
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               34,973                  34,262
Effect of dilutive stock options               1,932                   2,550
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             36,905                  36,812
                                          ----------              ----------

Basic earnings (loss) per share:
   From continuing operations            $      1.82             $      0.97
   From discontinued operations                    -                   (0.02)
   From gain on disposition of
      discontinued operations                      -                    0.05
                                          ----------              ----------

Basic earnings per share                 $      1.82             $      1.00
                                          ==========              ==========

Diluted earnings (loss) per share:
   From continuing operations            $      1.73             $      0.89
   From discontinued operations                    -                   (0.01)
   From gain on disposition of
      discontinued operations                      -                    0.05
                                          ----------              ----------

Diluted earnings per share               $      1.73             $      0.93
                                          ==========              ==========

Cash dividends per share                 $      0.30             $         -
                                          ==========              ==========















See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                       September 25,2004      December 27, 2003
                                                   (In thousands)
Assets
Current assets:
   Cash and cash equivalents             $   291,915             $   255,088

   Accounts receivable, less allowance
     for doubtful accounts of $3,832 in
     2004 and $4,734 in 2003                 183,957                 163,006
   Inventories:
     Raw material and supplies                40,835                  22,261
     Work-in-process                          23,691                  20,395
     Finished goods                          118,038                  97,892
                                          ----------              ----------
   Total inventories                         182,564                 140,548

   Current deferred income taxes              14,114                   9,035

   Other current assets                        3,632                   2,678
                                          ----------              ----------

     Total current assets                    676,182                 570,355

Property, plant, and equipment, net          328,636                 345,537

Goodwill, net                                112,791                 104,849

Other assets                                  32,634                  34,443
                                          ----------              ----------

                                         $ 1,150,243             $ 1,055,184
                                          ==========              ==========


















See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                   CONSOLIDATED BALANCE SHEETS (continued)
                                 (Unaudited)
                                         September 25, 2004   December 27, 2003
                                          (In thousands, except share data)
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt     $       260             $     2,835
   Accounts payable                           56,478                  42,081
   Accrued wages and other employee costs     36,242                  25,631
   Other current liabilities                  47,317                  42,959
                                          ----------              ----------

     Total current liabilities               140,297                 113,506

Long-term debt                                11,236                  11,437
Pension and postretirement liabilities        32,437                  31,643
Environmental reserves                         9,734                   9,560
Deferred income taxes                         68,418                  63,734
Other noncurrent liabilities                  10,182                  10,238
                                          ----------              ----------

     Total liabilities                       272,304                 240,118
                                          ----------              ----------

Minority interest in subsidiaries                 57                     208

Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                   -                       -
   Series A junior participating
     preferred stock - $1.00 par value;
     shares authorized 15,000;
     none outstanding                              -                       -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 36,022,685
     in 2004 and 34,276,343 in 2003              401                     401
   Additional paid-in capital, common        252,984                 259,110
   Retained earnings                         708,665                 655,495
   Accumulated other comprehensive loss       (3,920)                 (5,586)
   Treasury common stock, at cost            (80,248)                (94,562)
                                          ----------              ----------

   Total stockholders' equity                877,882                 814,858

Commitments and contingencies (Note 2)             -                       -
                                          ----------              ----------

                                         $ 1,150,243             $ 1,055,184
                                          ==========              ==========


See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                              For the Nine Months Ended
                                         September 25,           September 27,
                                             2004                    2003
                                                   (In thousands)
Cash flows from operating activities
   Net income from continuing operations $    63,762             $    33,176
   Reconciliation of net income from
    continuing operations to net cash
    provided by operating activities:
     Depreciation and amortization            30,402                  29,239
     Income tax benefit from exercise
       of stock options                       29,252                       -
     Impairment charge                         3,941                       -
     Equity in loss of unconsolidated
       subsidiaries                            2,376                     336
     (Gain) loss on disposal
       of properties                          (5,156)                    349
     Deferred income taxes                      (395)                 (1,295)
     Minority interest in subsidiaries,
       net of dividends paid                    (151)                   (173)
     Changes in assets and liabilities,
      net of business acquired:
       Receivables                           (14,742)                (32,666)
       Inventories                           (33,969)                 (2,658)
       Other assets                           (1,388)                    699
       Current liabilities                    18,671                   6,343
       Other liabilities                         546                     879
       Other, net                                288                    (128)
                                          ----------              ----------

Net cash provided by operating activities     93,437                  34,101
                                          ----------              ----------

Cash flows from investing activities
   Capital expenditures                      (13,073)                (24,100)
   Proceeds from sales of properties           5,493                   1,350
   Acquisition of business                   (14,583)                      -
   Purchase of Conbraco Industries, Inc.
     common stock                                  -                 (10,806)
   Escrowed IRB proceeds                           -                     449
                                          ----------              ----------

Net cash used in investing activities        (22,163)                (33,107)
                                          ----------              ----------






See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)
                                              For the Nine Months Ended
                                         September 25,           September 27,
                                             2004                    2003
                                                   (In thousands)

Cash flows from financing activities
   Dividends paid                        $   (10,591)            $         -
   Acquisition of treasury stock             (28,409)                      -
   Proceeds from the sale of
     treasury stock                            7,344                     244
   Repayments of long-term debt               (2,776)                 (2,969)
                                          ----------              ----------

Net cash used in financing activities        (34,432)                 (2,725)
                                          ----------              ----------

Effect of exchange rate changes on cash          (15)                  3,158
                                          ----------              ----------

Increase in cash and
   cash equivalents                           36,827                   1,427

Cash provided by discontinued operations           -                     252

Cash and cash equivalents at the
   beginning of the period                   255,088                 217,601
                                          ----------              ----------

Cash and cash equivalents at the
   end of the period                     $   291,915             $   219,280
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

Note 1 - Earnings Per Common Share and Stock-Based Compensation

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

                                               For the Quarter Ended
                                         September 25,           September 27,
                                             2004                    2003
                                        (In thousands, except per share data)
Net income                               $    18,754             $    21,436
SFAS No. 123 compensation
  expense, net of income taxes                  (576)                   (609)
                                          ----------              ----------
SFAS No. 123 pro forma
  net income                             $    18,178             $    20,827
                                          ==========              ==========

Pro forma earnings per share:
   Basic                                 $      0.52             $      0.61
   Diluted                               $      0.49             $      0.57

Earnings per share, as reported:
   Basic                                 $      0.53             $      0.63
   Diluted                               $      0.51             $      0.58

                                               For the Nine Months Ended
                                         September 25,           September 27,
                                             2004                    2003
                                        (In thousands, except per share data)
Net income                               $    63,762             $    34,336
SFAS No. 123 compensation
  expense, net of income taxes                (1,644)                 (1,507)
                                          ----------              ----------
SFAS No. 123 pro forma
  net income                             $    62,118             $    32,829
                                          ==========              ==========

Pro forma earnings per share:
   Basic                                 $      1.78             $      0.96
   Diluted                               $      1.68             $      0.89

Earnings per share, as reported:
   Basic                                 $      1.82             $      1.00
   Diluted                               $      1.73             $      0.93

Note 2 - Commitments and Contingencies

     The Company is subject to normal environmental standards imposed by federal, state, local, and foreign environmental laws and regulations. At September 25, 2004, the Company had $9.7 million reserved for the environmental remediation, post-closure monitoring, and related obligations. The Company periodically reassesses these amounts and estimates its obligations over the foreseeable future based upon results on ongoing remediation and monitoring programs, communications with regulatory agencies, and changes in environmental law. While additional costs are possible, the Company believes that its reserve is adequate and amounts beyond that are not reasonably estimable.
Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Accrued environmental liabilities are not reduced by potential insurance reimbursements. Based upon information currently available, management believes that the outcome of pending environmental matters will not materially affect the overall financial position and results of operations of the Company.

     In addition, the Company is involved in certain litigation as either plaintiff or defendant as a result of claims that have arisen in the ordinary course of business which management believes will not have a material effect on the Company's financial condition or results of operations.

     The Company has guarantees which are letters of credit issued by the Company generally to guarantee the payment of insurance deductibles, retiree health benefits, and certain operating costs of a foreign subsidiary. The terms of the Company's guarantees are generally one year but are renewable annually as required. The maximum potential amount of future payments the Company could have been required to make under these guarantees at September 25, 2004 was $9.1 million.

     During the second quarter, the Company (1) entered into consulting agreements with Harvey L. Karp, Chairman of the Board, and William D. O'Hagan, Chief Executive Officer, and (2) amended Mr. Karp's employment agreement with the Company. The amendment to Mr. Karp's employment agreement eliminates the three-year rolling term of the agreement and imposes a fixed term ending on December 31, 2007. The consulting agreements provide for post-employment consulting services to be provided by Messrs. Karp and O'Hagan for a six-year period. During the first four years of the consulting period, an annual consulting fee equal to two-thirds of each executive's Final Base Compensation will be payable for the consulting services. During the final two years of the consulting period, the annual consulting fee is set at one-third of each Executive's Final Base Compensation. Final Base Compensation is defined, in each case, as the lesser of (1) the executive's highest annual cash compensation (consisting of base salary and annual bonus) during the last three years of his employment with the Company, or (2) two million dollars. Each executive can terminate his consulting agreement with or without Good Reason (as defined in his consulting agreement) upon thirty days' advance written notice and the Company may terminate either consulting agreement with or without Cause (as defined in such consulting agreement) upon thirty days' advance written notice. If an executive terminates his consulting relationship for Good Reason or the Company terminates the consulting relationship without Cause, such executive will be entitled to receive the remaining amounts due under his consulting agreement, as if such agreement had continued through the remainder of the six-year term, in a lump sum, discounted for early lump sum payment at the Federal Funds rate. During the consulting period, each executive agrees not to engage in Competitive Activity (as defined in his consulting agreement) and will be entitled to receive certain other benefits from the Company. The term of Mr. O'Hagan's consulting agreement will commence upon Mr. O'Hagan's termination of employment by the Company without Cause (as defined in his current employment agreement) or his voluntary resignation from employment with the Company for Good Reason (as defined in his current employment agreement). The term of Mr. Karp's consulting agreement will commence on the earlier of January 1, 2008 (the day following the end of his fixed employment term) or his termination of employment by the Company without Cause (as defined in his employment agreement) or his voluntary resignation for Good Reason (as defined in his employment agreement). The Company will expense the cost of the consulting agreements during the respective terms of the agreements.

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

Note 4 - Industry Segments

     Summarized segment information is as follows:

                                               For the Quarter Ended
                                         September 25,           September 27,
                                             2004                    2003
                                                   (In thousands)
Net sales:
   Standard Products Division            $   233,651             $   184,306
   Industrial Products Division               92,565                  70,145
   Elimination of intersegment sales          (3,704)                 (3,398)
                                          ----------              ----------

                                         $   322,512             $   251,053
                                          ==========              ==========

Operating income:
   Standard Products Division            $    22,202             $    15,555
   Industrial Products Division                6,012                   2,938
   Unallocated expenses                       (3,697)                 (3,478)
                                          ----------              ----------

                                         $    24,517             $    15,015
                                          ==========              ==========


                                               For the Nine Months Ended
                                         September 25,           September 27,
                                             2004                    2003
                                                   (In thousands)
Net sales:
   Standard Products Division            $   762,210             $   522,625
   Industrial Products Division              298,246                 216,677
   Elimination of intersegment sales         (11,163)                 (8,006)
                                          ----------              ----------

                                         $ 1,049,293             $   731,296
                                          ==========              ==========

Operating income:
   Standard Products Division            $    84,376             $    34,513
   Industrial Products Division               15,699                  10,586
   Unallocated expenses                      (12,472)                (11,550)
                                          ----------              ----------

                                         $    87,603             $    33,549
                                          ==========              ==========

                                         September 25,           December 27,
                                             2004                    2003
                                                   (In thousands)
Segment assets:
   Standard Products Division            $   635,499             $   594,236
   Industrial Products Division              183,409                 159,303
   General Corporate                         331,335                 301,645
                                          ----------              ----------

                                         $ 1,150,243             $ 1,055,184
                                          ==========              ==========

Note 5 - Comprehensive Income

     Comprehensive income is as follows:

                                               For the Quarter Ended
                                         September 25,            September 27,
                                             2004                     2003
                                                   (In thousands)
Comprehensive income:
   Net income                            $    18,754             $    21,436
   Other comprehensive income (loss):
      Cumulative translation adjustments        (578)                    201
      Change in the fair value
         of derivatives                           18                     223
                                          ----------              ----------

                                         $    18,194             $    21,860
                                          ==========              ==========

                                               For the Nine Months Ended
                                         September 25,           September 27,
                                             2004                    2003
                                                   (In thousands)
Comprehensive income:
   Net income                            $    63,762             $    34,336
   Other comprehensive income (loss):
      Cumulative translation adjustments       1,611                   5,348
      Change in the fair value
         of derivatives                           55                      97
                                          ----------              ----------

                                         $    65,428             $    39,781
                                          ==========              ==========

     The change in cumulative foreign currency translation adjustment primarily relates to the Company's investment in its U.K. and Canadian subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar. During the first nine months of 2004, the value of the British pound sterling increased 2 percent compared to the U.S. dollar, while the value of the Canadian dollar increased 3 percent compared to the U.S. dollar.

Note 6 - Employee Benefits

     The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The components of net periodic benefit cost are as follows:

                                               For the Quarter Ended
                                         September 25,          September 27,
                                             2004                   2003
                                                    (In thousands)
Pension benefits:
   Service cost                          $       467               $       365
   Interest cost                               1,913                     1,899
   Expected return on plan assets             (2,208)                   (2,006)
   Amortization of prior service cost             93                       123
   Amortization of net loss                      227                       114
                                          ----------                ----------

Net periodic benefit cost                $       492               $       495
                                          ==========                ==========
Other benefits:
   Service cost                          $         1               $         1
   Interest cost                                 174                       213
   Expected return on plan assets                 (2)                       (2)
   Amortization of prior service cost             30                        31
                                          ----------                ----------

Net periodic benefit cost                $       203               $       243
                                          ==========                ==========

                                               For the Nine Months Ended
                                         September 25,          September 27,
                                             2004                   2003
                                                    (In thousands)
Pension benefits:
   Service cost                          $     1,401               $     1,095
   Interest cost                               5,738                     5,698
   Expected return on plan assets             (6,624)                   (6,018)
   Amortization of prior service cost            280                       368
   Amortization of net loss                      680                       342
                                          ----------                ----------

Net periodic benefit cost                $     1,475               $     1,485
                                          ==========                ==========
Other benefits:
   Service cost                          $         3               $         3
   Interest cost                                 521                       640
   Expected return on plan assets                 (6)                       (6)
   Amortization of prior service cost             90                        92
                                          ----------                ----------

Net periodic benefit cost                $       608               $       729
                                          ==========                ==========

     The Company previously disclosed in its financial statements for the year ended December 27, 2003, that it expected to contribute between $1.0 million and $1.5 million to its pension plans and approximately $1.0 million to its other postretirement benefit plans in 2004. Contributions have been made to certain pension plans of $0.3 million during the third quarter of 2004, and $0.8 million in the first nine months of 2004; contributions have been made to other postretirement benefit plans of $0.2 million in the third quarter of 2004, and $0.5 million in the first nine months of 2004. The impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 has been determined to be immaterial.

Note 7 - Income Taxes

     The differences between the reported income tax expense and a tax determined by applying the applicable U.S. federal statutory income tax rate to income from continuing operations before income taxes for the third quarter and first nine months of 2004 include certain valuation allowance adjustments. During the third quarter of 2004, the Company utilized previously unrecognized foreign net operating loss carryforwards of approximately $1.6 million and recognized a deferred income tax benefit, upon the closure of open tax years, by reducing a valuation allowance of $1.2 million. Upon completion of the prior year's federal tax return during the second quarter, the Company recognized a reduction in the estimated valuation allowance for foreign tax credit carryforwards by approximately $1.3 million. During the first quarter, certain property sales resulted in capital gains allowing the Company to recognize a reduction of the valuation allowance associated with capital loss carryforwards by approximately $0.9 million.

     During the third quarter of 2003, the Company recognized a deferred income tax benefit, upon the closure of open tax years, by reducing a valuation allowance of $9.3 million related to an operating loss resulting from the 1999 sale of a subsidiary. Realization of the tax benefit occurred during the year of sale. Without this deferred income tax benefit, the Company would have recognized income tax expense of approximately $4.8 million, or approximately 32 percent of pretax income from continuing operations during the third quarter of 2003. Without this deferred income tax benefit, the Company's income from continuing operations would have been approximately $10.4 million, or 28 cents per diluted share for the third quarter and would have been approximately $23.9 million, or 65 cents per diluted share, for the first three quarters of 2003.

Note 8 - Stockholders' Equity

     On August 31, 2004, the Company's Board of Directors authorized a special dividend of $15.00 per common share, payable $6.50 in cash and $8.50 in principal amount of the Company's 6 percent Subordinated Debentures due 2014. The authorization of the special dividend was subject to, among other things, the Company obtaining requisite approvals under the Credit Facility, which were obtained subsequent to the end of the third quarter. The Subordinated Debentures totaling approximately $305 million will be due November 1, 2014, and will be unsecured and subordinated to all Senior Indebtedness of the Company. The subordinated notes will be callable by the Company subject to a declining premium during the first five years. The special dividend is payable on October 26, 2004 to stockholders of record on October 12, 2004.

Note 9 - Acquisitions

     On August 27, 2004, the Company acquired 100 percent of the outstanding stock of Vemco Brasscapri Limited (Vemco). Vemco, located in Wellington, Somerset, England, is an import distributor of plumbing products with annual sales of approximately $26 million to plumbers' merchants and builders' merchants throughout the U.K. This acquisition, by Standard Products Division, will broaden the Company's product line in the U.K. and should provide opportunities to leverage our manufacturing operations. Total consideration paid at closing was approximately $14.6 million. The acquisition was accounted for using the purchase method. Therefore, the results of operations of Vemco are included in the consolidated financial statements of the Company from the acquisition date. The purchase price, which was financed by existing cash, has been preliminarily allocated to the acquired assets based on their fair market value awaiting additional information.

Note 10 - Subsequent Events

Amendment to Credit Facility

     Subsequent to the end of the third quarter, the Company amended its Credit Agreement (the Agreement) with a syndicate of five banks. The amendment extended the term of the Company's unsecured $150 million revolving credit facility (the Credit Facility) for one year, to mature in November 2007. The amendment also revised the pricing schedule for the Credit Facility and restated certain covenants effective with the issuance of the Subordinated Debentures. Following the amendment, borrowings under the Credit Facility bear interest, at the Company's option, at (i) LIBOR plus a variable premium or (ii) the greater of Prime or the Federal Funds rate plus .50 percent. LIBOR advances may be based upon the one, two, three, or six-month LIBOR. The variable premium over LIBOR is based on certain financial ratios, and can range
from 37.5 to 67.5 basis points.   Additionally, a facility fee is payable
quarterly on the total commitment and varies from 12.5 to 20.0 basis points based upon the Company's capitalization ratio. Availability of funds under the Credit Facility is reduced by the amount of certain outstanding letters of credit, which totaled approximately $9.0 million at September 25, 2004.

Special Dividend

     Subsequent to the end of the third quarter, the Company satisfied conditions necessary to effect payment of the special dividend. The special dividend on its common stock will be payable October 26, 2004, to stockholders of record on October 12, 2004. The special dividend will consist of $6.50 in cash and $8.50 in principal amount of the Company's 6 percent Subordinated Debentures due 2014 for each share of common stock. The Debentures will be subordinated to all other funded debt of the Company and will be callable in whole or in part at the option of the Company, subject to declining call premiums during the first five years. Interest will be payable semiannually on May 1 and November 1, commencing May 1, 2005. The action will significantly alter the Company's capital structure. The following condensed pro forma consolidated balance sheet presents the estimated impact of paying the special dividend:

                Condensed Consolidated Pro Forma Balance Sheet
                           As of September 25, 2004
                                 (In millions)

                                                     Impact of
                                    As Reported   Special Dividend    Pro Forma
                                    -----------   ----------------    ---------
Assets
   Cash                              $     292     $         (240) a   $     52
   Other current assets                    384                  -           384
   Noncurrent assets                       474                  -           474
                                     ---------     --------------       -------

                                     $   1,150     $         (240)     $    910
                                     =========     ==============      ========

Liabilities and stockholders'
 equity
   Current liabilities               $     140     $            -      $    140
   Long-term debt                           11                305  b        316
   Other noncurrent liabilities
    and minority interest in
    subsidiaries                           121                  -           121
   Stockholders' equity                    878               (545) c        333
                                     ---------     --------------      --------

                                     $   1,150     $         (240)     $    910
                                     =========     ==============      ========

   a  Includes estimated payment of fractional debentures.
   b  Assumes issuance at par value without premium or discount.
   c  Based on 36.3 million shares outstanding as of October 12, 2004.





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

     IPD manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. IPD sells its products primarily to original equipment manufacturers (OEMs), many of which are in the HVAC, plumbing, and refrigeration markets. Brass rod is the most significant product line in IPD and accounts for the majority of net sales and operating income.

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

Results of Operations

     Net income was $18.8 million, or 51 cents per diluted share, for the third quarter of 2004, compared with net income of $21.4 million, or 58 cents per diluted share, for the same period of 2003. Year-to-date, net income was $63.8 million, or $1.73 per diluted share, compared with net income of $34.3 million, or 93 cents per diluted share, for the same period of 2003.

     During the third quarter of 2004, the Company's net sales were $322.5 million, which compares with net sales of $251.1 million over the same period of 2003. The increase in net sales for the quarter is attributable to higher selling prices partially offset by reduced volumes. Net sales were $1.05 billion in the first nine months of 2004 compared with $731.3 million in the same period of 2003. The increase in year-to-date net sales is attributable to
higher selling prices and shipment volumes.   The average price of copper was
approximately 63 percent higher in the first nine months of 2004 compared with the same period of 2003. During the third quarter of 2004, the Company's manufacturing businesses shipped 170.8 million pounds of product compared to
175.0 million pounds in the same quarter of 2003. The Company shipped 566.9 million pounds of product in the first nine months of 2004 compared with 517.1 million in the same period of 2003.

     Cost of goods sold increased to $263.2 million in the third quarter of 2004 from $202.0 million in the same period of 2003. This increase was primarily attributable to higher material costs. Gross profit increased to $59.3 million from $49.1 million due primarily to copper tube and copper fittings spread improvements, offset somewhat by lower volume. Inventories valued using the LIFO method totaled $47.2 million at September 25, 2004 and $34.2 million at December 27, 2003. At September 25, 2004 and December 27, 2003, the approximate FIFO cost of such inventories was $71.6 million and $42.0 million, respectively.

     Selling, general, and administrative expense totaled $24.5 million in the third quarter of 2004 which is comparable to the third quarter of 2003. Year-to date, the increase of $8.2 million is primarily due to higher distribution costs and incentive compensation.

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

     Interest expense for the third quarter of 2004 totaled $0.2 million, compared with $0.3 million for the same period of 2003. For the first nine months of 2004, interest expense was $0.7 million compared with $0.9 million for the same period of 2003. Total interest in the third quarter and first nine months of 2004 decreased due to debt reductions.

     Other income, net was $5.8 million in the nine months ended September 25, 2004 which, in addition to interest income, included a gain on the sale of land and a recognized loss on investment. During the first quarter of 2004, the Company completed the sale of certain undeveloped land that resulted in recognizing a gain of $5.2 million. The proceeds realized from sale were $5.2 million. Also during the first quarter of 2004, the Company recognized a $3.3 million loss related to its equity interest in Conbraco Industries, Inc. The loss relates primarily to certain federal income tax audit exposures of Conbraco that were assessed during the first quarter of 2004; during the second quarter of 2004, the Internal Revenue Service proposed a settlement offer that Conbraco agreed to which, if approved, would result in a reduction of the loss recognized for this matter. During the third quarter, the Company recognized $0.4 million of income representing its share in the earnings of the operation of Conbraco for that period.

     The expense related to environmental remediation at certain non-operating properties of the Company, classified as environmental expense, totaled $0.2 million during the third quarter and $0.7 million during nine months ended September 25, 2004. This compares with expenses of $0.3 million and $0.8 million for the respective periods in the prior year. Expense related to operating properties is included as a component of cost of goods sold and was not significant for the periods presented.

     On August 27, 2004, the Company acquired 100 percent of the outstanding stock of Vemco Brasscapri Limited (Vemco). Vemco, located in Wellington, Somerset, England, is an import distributor of plumbing products with annual sales of approximately $26 million to plumbers' merchants and builders' merchants throughout the U.K. This acquisition, by Standard Products Division, will broaden the Company's product line in the U.K. and should provide opportunities to leverage our manufacturing operations. Total consideration paid at closing was approximately $14.6 million. The acquisition was accounted for using the purchase method. Therefore, the results of operations of Vemco are included in the consolidated financial statements of the Company from the acquisition date. The purchase price, which was financed by existing cash, has been preliminarily allocated to the acquired assets based on their fair market value awaiting additional information.

     The Company's effective income tax rate for the nine months ended
September 25, 2004 was 30.8 percent.   The 2004 rate has been reduced by the
recognition of a capital loss carryforward related to the sale of land that had a tax basis significantly less than the realized proceeds and recognition of foreign tax credit carryforwards. During the third quarter of 2004, the Company recognized previously unrecognized foreign net operating loss carryforwards of approximately $1.6 million and recognized a deferred income tax benefit, upon the closure of open tax years, by reducing a valuation allowance of $1.2 million.

     During the third quarter of 2003, the Company recognized a deferred income tax benefit, upon the closure of open tax years, by reducing a valuation allowance of $9.3 million related to an operating loss resulting from the 1999 sale of a subsidiary. Realization of the tax benefit occurred during the year of sale. Without this deferred income tax benefit, the Company would have recognized income tax expense of approximately $4.8 million, or approximately 32 percent of pretax income from continuing operations during the third quarter of 2003. Without this deferred income tax benefit, the Company's income from continuing operations would have been approximately $10.4 million, or 28 cents per diluted share, for the third quarter of 2003 and approximately $23.9 million, or 65 cents per diluted share, for the first three quarters of 2003.

     In 2003, the Company's Consolidated Statement of Income reflected an operating loss from discontinued operations. This loss was incurred by Mueller Europe S.A. for the period the business operated during the first quarter of 2003. During the third quarter of 2003 the Company recognized a $1.7 million after-tax gain to reflect adjustments to the previous estimates on disposition of discontinued operations.

Liquidity and Capital Resources

     Cash provided by operating activities in the first nine months of 2004 totaled $93.4 million, which is primarily attributable to net income from continuing operations, depreciation and amortization, the income tax benefit from the exercise of stock options, and an increase in liabilities partially offset by increased receivables and increased inventories. Fluctuations in the cost of copper and other raw materials affect the Company's liquidity and working capital requirements. Changes in raw material costs that directly impact components of working capital, primarily inventories and accounts receivable, cannot be predicted as they are determined by globally traded commodity markets. During the first nine months of 2004, the average COMEX copper price was approximately $1.24 per pound, which represents a 63 percent increase over the average price during the same period of 2003. This rise in the price of cathode has also resulted in increases in the market price for copper scrap and, to a lesser extent, the price of brass scrap. These increases required additional investment in accounts receivable and inventories because these costs are a significant component of these accounts.

     During the first nine months of 2004, cash used for investing activities was $22.2 million, consisting primarily of $14.6 million for the acquisition of Vemco, $13.1 million for capital expenditures reduced by $5.5 million proceeds from sales of properties. The Company also used $34.4 million for financing activities during the first nine months, consisting primarily of the acquisition of treasury stock and payment of dividends, partially offset by the proceeds from stock option exercises.

     During the first quarter of 2004, the Chairman of the Company's Board of Directors, Mr. Harvey L. Karp, exercised options to purchase 900,000 shares of Company stock. During the third quarter, Mr. Karp exercised options to purchase 1,500,000 shares of Company stock. As provided in Mr. Karp's option agreement, the Company withheld the number of shares, at their fair market value, sufficient to cover the minimum withholding taxes incurred by the exercises. These shares withheld have been classified as acquisition of treasury stock on the Company's Consolidated Statement of Cash Flows. The income tax benefit of $19.6 million for the third quarter, and $29.3 million year to date, from the exercise of stock options was recognized as a direct addition to additional paid-in capital and, therefore, had no effect on the Company's earnings.

     The Company has a $150 million unsecured line-of-credit (Credit Facility) which under an amendment completed September 27, 2004 has been extended until November 2007. At September 25, 2004, there were no outstanding borrowings
under the Credit Facility.   Approximately $9.0 million in letters of credit
were backed by the Credit Facility at the end of the quarter. At September 25, 2004 the Company's total debt was $11.5 million or 1.3 percent of its total capitalization.

     Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. At September 25, 2004, the Company was in compliance with all of its debt covenants.

     The Company declared and paid a regular quarterly cash dividend of ten cents per common share in the first, second, and third quarters of 2004. Cash dividends paid aggregated $3.5 million in the first quarter of 2004, $3.5 million in the second quarter of 2004, and $3.6 million in the third quarter of 2004. Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors.

     Management believes that cash provided by operations, currently available cash of $291.9 million less the estimated $240 million cash component of the special dividend, and the Credit Facility will be adequate to meet the Company's normal future capital expenditures and operational needs. The Company's current ratio was 4.8 to 1 at September 25, 2004.

     As of September 25, 2004, there have been no material changes to the contractual obligations discussed in the Company's December 27, 2003 Form 10-K, except for (1) consulting agreements with Harvey L. Karp, Chairman of the Board, and William D. O'Hagan, Chief Executive Officer, and (2) an amendment to Mr. Karp's employment agreement with the Company as discussed in Footnote 2.

     Contractual obligations of the Company will increase during the fourth quarter of 2004 by the issuance of approximately $305 million of Subordinated Debentures due in 2014.

     The Company's Board of Directors has authorized the repurchase until October 2005 of up to ten million shares of the Company's common stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through September 25, 2004, the Company has repurchased approximately 2.4 million shares under this authorization.


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

Foreign Currency Exchange Rates

     Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material; however, the Company may utilize certain forward fixed-rate contracts to hedge such transactional exposures. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon collection of receivables. At September 25, 2004, the Company had no open forward contract to exchange foreign currency.

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

     The Company occasionally enters into forward fixed-price arrangements with certain customers. The Company may utilize forward contracts to hedge risks associated with forward fixed-price arrangements. The Company may also utilize forward contracts to manage price risk associated with inventory. Gains or losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon the sale of inventory. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory. During the third quarter, the Company entered into forward contracts to purchase approximately $0.9 million of copper. As of September 25, 2004, the Company held open forward contracts to purchase approximately $1.9 million of copper through March 2005.

     Futures contracts may also be used to manage price risk associated with natural gas purchases. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon consumption of natural gas. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices. During the third quarter, the Company entered into forward contracts to purchase approximately $2.0 million of natural gas through March 2005.

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

     There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending September 25, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Competition Matters

     The Company is aware of investigations of competition in certain markets in which it participates, or has participated in the past, in Europe and Canada. The Company has not been fined as a result of any such investigations and does not anticipate any material adverse effect on its business or financial condition as a result of those investigations.

Recently Filed Lawsuit

     The Company, together with WTC Holding Company, Inc., DENO Holding Company, Inc., and Mueller Europe Ltd, have recently been named as defendants in a purported class action complaint brought by American Copper & Brass, Inc. alleging anticompetitive activities with respect to the sale of copper plumbing tubes and arising out of conduct allegedly occurring in Europe. The lawsuit is pending in the United States District Court for the Western District of Tennessee and seeks declaratory and monetary relief. The Company believes that the allegations in the complaint are without merit and intends to defend the suit vigorously.

Item 5.  Other Information

Commerce Department Petition

     On April 7, 2004, two metals-industry groups filed a petition with the Commerce Department to restrict exports of copper scrap and copper-alloy scrap. The Commerce Department has 105 days to determine whether to impose temporary monitoring and export controls and 45 more days to publish final regulations and effect any possible relief. The Company is unable to estimate the extent, if any, that the filing of this petition will affect near-term availability of scrap or the likelihood that meaningful relief will be obtained. On July 21, 2004, the Commerce Department denied the request.

Labor Relations Update

     The Company's labor contracts with certain bargaining unit employees at its Port Huron and Marysville, Michigan operations expired on April 1, 2004. Bargaining unit employees continued working under an extension of the expired contracts. A three-year contract, effective as of April 2, 2004, was ratified on May 7, 2004.

     On June 25, 2004, employees at the Company's operations in Brighton, Michigan voted to seek representation through collective bargaining. The validity of the election has been challenged by the Company. Approximately 160 employees will be represented if the Company's challenge is rejected by the National Labor Relations Board.

Item 6.  Exhibits

    (a)  Exhibits

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

         99.1   Questions and Answers Regarding the Company's Special Dividend.


    (b) During the quarter ended September 25, 2004, the Registrant filed the following Current Reports on Form 8-K:

         July 13, 2004: Item 7. Financial Statements and Exhibits. Item 12. Results of Operations and Financial Condition. Second Quarter Earnings Release.

         August 4, 2004:  Item 5. Other Events and Regulation FD Disclosure.
         Item 7. Financial Statements and Exhibits.  Press Release:
         Declaration of a Dividend.

         September 2, 2004: Item 8.01. Other Events. Item 9.01. Financial Statements and Exhibits. Press Release: Declaration of Special Dividend.

Items 2, 3, and 4 are not applicable and have been omitted.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 15, 2004.




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

99.1          Questions and Answers Regarding the Company's Special Dividend.