Form 10-K
period 2004-12-25
MUELLER INDUSTRIES INC
filed 2005-03-04
CIK 89439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2004     Commission file number 1-6770

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was $1,232,634,595.

The number of shares of the Registrant's common stock outstanding as of March 1, 2005 was 36,589,824 excluding 3,501,678 treasury shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into this
Report: Registrant's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, scheduled to be mailed on or about March 28, 2005 (Part
III).

                          MUELLER INDUSTRIES, INC.

                             -------------------

As used in this report, the terms "Company", "Mueller", and "Registrant" mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

                             -------------------

                              TABLE OF CONTENTS

                                                                          Page

Part I
     Item 1.  Business                                                      3
     Item 2.  Properties                                                   10
     Item 3.  Legal Proceedings                                            12
     Item 4.  Submission of Matters to a Vote of Security Holders          13

Part II
     Item 5.  Market for Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases of Equity Securities          13
     Item 6.  Selected Financial Data                                      15
     Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        16
     Item 7A. Quantitative and Qualitative Disclosures About
                Market Risk                                                16
     Item 8.  Financial Statements and Supplementary Data                  16
     Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                        16
     Item 9A. Controls and Procedures                                      16
     Item 9B. Other Information                                            20

Part III
     Item 10. Directors and Executive Officers of the Registrant           20
     Item 11. Executive Compensation                                       20
     Item 12. Security Ownership of Certain Beneficial Owners and
                Management                                                 20
     Item 13. Certain Relationships and Related Transactions               22
     Item 14. Principal Accounting Fees and Services                       22

Part IV
     Item 15. Exhibits, Financial Statement Schedules                      23

Signatures                                                                 28

Index to Consolidated Financial Statements                                F-1

                                   PART I

ITEM 1.     BUSINESS

Introduction

     The Company is a leading manufacturer of copper, brass, plastic, and aluminum products. The range of these products is broad: copper tube and fittings; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic fittings and valves; refrigeration valves and fittings; and fabricated tubular products. The Company also resells imported brass and plastic plumbing valves, malleable iron fittings, steel nipples, faucets and plumbing specialty products. Mueller's operations are located throughout the United States, and in Canada, Mexico, and Great Britain.

     The Company's businesses are managed and organized into two segments:
Standard Products Division (SPD) and Industrial Products Division (IPD).
SPD manufactures and sells copper tube, copper and plastic fittings, and valves. Outside of the United States, SPD manufactures copper tube in Europe which is sold in Europe and the Middle East. SPD sells these products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers. IPD manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. IPD sells its products primarily to original equipment manufacturers (OEMs), many of which are in the HVAC, plumbing, and refrigeration markets. The majority of the Company's manufacturing facilities operated at moderate levels during 2004, 2003 and 2002.

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

     Information concerning segments and geographic information appears under "Note 15 - Industry Segments" in the Notes to Consolidated Financial Statements for the year ended December 25, 2004 in Item 8 of this Report, which is incorporated herein by reference.

     The Company is a Delaware corporation incorporated on October 3, 1990.

Standard Products Division

     Mueller's Standard Products Division includes a broad line of copper tube, which ranges in size from 1/8 inch to 8 inch diameter, and is sold in various straight lengths and coils. Mueller is a market leader in the air-conditioning and refrigeration service tube markets. Additionally, Mueller supplies a variety of water tube in straight lengths and coils used for plumbing applications in virtually every type of construction project.

     SPD also includes copper and plastic fittings and related components for the plumbing and heating industry that are used in water distribution systems, heating systems, air-conditioning, and refrigeration applications, and drainage, waste, and vent systems. A major portion of Mueller's products are ultimately used in the domestic residential and commercial construction markets.

     Through its subsidiary, B&K Industries, SPD resells imported brass and plastic plumbing valves, malleable iron fittings, steel nipples, faucets, and plumbing specialty products to plumbing wholesalers, distributors to the manufactured housing and recreational vehicle industries and building materials retailers. Additionally, on August 27, 2004, the Company acquired 100 percent of the outstanding stock of Vemco Brasscapri Limited (Vemco). Vemco, located in Wellington, Somerset, England, is an import distributor of plumbing products with annual sales of approximately $26 million to plumbers' merchants and builders' merchants throughout the U.K. and Ireland.

     On December 14, 2004, the Company acquired shares in seven companies and inventory of another (collectively Mueller Comercial S.A.). These operations, with annual sales of approximately $60 million, include pipe nipple manufacturing in Mexico and import distribution businesses which product lines include malleable iron fittings and other plumbing specialties.

     On September 27, 2002, the Company acquired certain assets of Colonial Engineering, Inc.'s Fort Pierce, Florida operations. These operations manufacture injected molded plastic pressure fittings for plumbing, agricultural, and industrial use including a line of PVC Schedule 40 and 80 and CPVC fittings.

     In December 2002, the Company initiated a plan to sell or liquidate its French manufacturing operations, Mueller Europe S.A. On March 3, 2003, Mueller Europe S.A. filed a petition for liquidation with the Commercial Court of Provins Province, France and, on March 4, 2003, the Court declared the entity to be in liquidation. The disposition of remaining assets and obligations of Mueller Europe S.A. is under the jurisdiction of the Court. In 2003, the Company recognized operating losses from discontinued operations incurred by Mueller Europe S.A. for the period the business operated.

     SPD markets primarily through its own sales and distribution organization, which maintains sales offices and distribution centers throughout the United States and in Canada, Mexico, and Europe.
Additionally, products are sold and marketed through a network of agents, which, when combined with the Company's sales organization, provide the Company broad geographic market representation.

     The businesses in which SPD is engaged are highly competitive. The principal methods of competition for Mueller's products are customer service, availability, and price. The total amount of order backlog for SPD as of December 25, 2004 was not significant.

     The Company competes with various companies, depending on the product line. In the U.S. copper tubing business, the domestic competition includes Cerro Flow Products, Inc., Cambridge-Lee Industries (Reading Tube Corporation), Wolverine Tube, Inc., and Howell Metal Company (a subsidiary of Commercial Metals Company), as well as many actual and potential foreign competitors. In the European copper tubing business, Mueller competes with at least eight European-based manufacturers of copper tubing as well as other foreign-based manufacturers. In the copper fittings market, competitors include Elkhart Products Company, a subsidiary of Aalberts Industries N.V., and NIBCO, Inc., as well as several foreign manufacturers. Additionally, the Company's copper tube and fittings businesses compete with a large number of manufacturers of substitute products made from other metals and plastic. The plastic fittings competitors include NIBCO, Inc., Charlotte Pipe & Foundry, and other companies. Management believes that no single competitor offers such a wide-ranging product line as Mueller and that this is a competitive advantage in some markets.

Industrial Products Division

     Mueller's Industrial Products Division includes brass rod, nonferrous forgings, and impact extrusions that are sold primarily to OEMs in the plumbing, refrigeration, fluid power, and automotive industries, as well as to other manufacturers and distributors. The Port Huron, Michigan mill extrudes brass, bronze, and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter. These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, as well as electrical conductivity. IPD also manufactures brass and aluminum forgings, which are used in a wide variety of end products, including automotive components, brass fittings, industrial machinery, valve bodies, gear blanks, and computer hardware. The Company also serves the automotive, military ordnance, aerospace, and general manufacturing industries with cold-formed aluminum and copper impact extrusions. Typical applications for impacts are high strength ordnance, high-conductivity electrical components, builders' hardware, hydraulic systems, automotive parts, and other uses where toughness must be combined with varying complexities of design and finish. Other products include valves and custom OEM products for refrigeration and air-conditioning applications, and shaped and formed tube, produced to tight tolerances, for baseboard heating, appliances, and medical instruments. The total amount of order backlog for IPD as of December 25, 2004 was not significant.

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

Labor Relations

     At December 25, 2004, the Company employed approximately 4,500 employees, of which approximately 2,400 were represented by various unions. The union contracts that cover employees at the Company's Port Huron, Michigan facilities expire April 1, 2007, and the union contract that covers employees at the Company's Wynne, Arkansas facility expires December 1, 2009. The Company expects to renew these contracts without material disruption of its operations. The union contract at the Company's U.K. operation is renewed annually. Other contracts expire on various dates through October 2006.

     On February 25, 2005, the union contract that covers employees at the Company's Fulton, Mississippi facility was extended through August 1, 2007.

     On June 25, 2004, employees at the Company's operations in Brighton, Michigan voted to seek representation through collective bargaining. The election has been certified by the National Labor Relations Board and bargaining will begin in early 2005. Approximately 160 employees will be represented.

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

     During the first portion of 2004, an increasing demand for copper and copper alloy from China had an affect on the global distribution of such commodities. The increased demand for copper (cathode and scrap) and copper alloy products from the export market caused a tightening in the domestic raw materials market. Mueller's copper tube facilities can accommodate both refined copper and copper scrap as the primary feedstock. The Company has commitments from refined copper producers for a portion of its metal requirements for 2005. Adequate quantities of copper scrap are currently available and this represents a major source of supply. While the Company will continue to react to market developments, resultant pricing volatility or supply disruptions, if any, could nonetheless adversely affect the Company.

Environmental Matters

     Compliance with environmental laws and regulations is a matter of high priority for the Company. Mueller's provision for environmental compliance related to non-operating properties was $1.0 million in 2004, $1.2 million in 2003, and $1.6 million in 2002. Environmental costs related to operating properties is classified as cost of goods sold and is not significant.
Other than as discussed below, the Company is not involved in any Superfund sites other than as one of numerous potentially responsible parties (PRPs) in which cases management believes that any obligation would be insignificant. Except as discussed below, the Company does not anticipate that it will need to make material expenditures for such compliance activities during the remainder of the 2005 fiscal year, or for the next two fiscal years.

     Mining Remedial Recovery Company

     Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, was formed for the purpose of managing the remediation of certain properties and the appropriate disposition thereof. These properties and related obligations were transferred to MRRC as part of a court-ordered bankruptcy reorganization in 1990. MRRC was the owner of property at a Superfund site in Midvale, Utah but the Company's obligation to contribute to remediation was resolved by a settlement with the Government in 1990. This property was sold during 2004.

          Mammoth Mine Site

       MRRC owns certain inactive mines in Shasta County, California. MRRC has continued a program, begun in the late 1980s, of sealing mine portals with concrete plugs in mine adits which were discharging water. The sealing program has achieved a reduction in the metal load in discharges from these adits; however, additional reductions are being required. In response to a 1996 Order issued by the California Regional Water Quality Control Board
(QCB), MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage. In December 1998, the QCB modified the order extending MRRC's time to comply with water quality standards until December 1, 2003. In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage. The new order extends the time to comply with water quality standards until September 2007. MRRC has agreed to implement BMP to reduce or prevent the discharge of acid mine drainage until such point as compliance with the order is achieved or, through the Use Attainability Analysis process, the designated, beneficial uses of the respective watercourses are modified, allowing for the adoption of alternative receiving water limits. At this site, MRRC estimates it will spend between $0.5 and $1.0 million annually over the next ten years.
Future expenditures beyond a ten year horizon are not reasonably estimable or foreseeable.

          U.S.S. Lead

     In 1991, U.S.S. Lead Refinery, Inc. (Lead Refinery) responded to an information request from the EPA under Superfund for information on whether Lead Refinery arranged for the disposal of hazardous substances in the vicinity of the Grand Calumet River/Indiana Harbor Ship Canal. By letter dated February 4, 1997, the Indiana Department of Environmental Management notified Lead Refinery that a preassessment screening of the Grand Calumet River and the Indiana Harbor Canal conducted pursuant to Superfund had identified releases of hazardous substances from Lead Refinery and other
PRPs that had adversely impacted natural resources. Lead Refinery is in settlement negotiations in an effort to settle its natural resources damages.

       In 1991, Lead Refinery also responded to an information request under Superfund regarding the site in East Chicago, Indiana. In 1992, the EPA advised Lead Refinery of its intent to list the property as a Superfund site; however, as of March 3, 2005, the EPA had deferred such listing. In 1993, Lead Refinery entered into a Consent Order with the EPA pursuant to
Section 3008(h) of the Resource Conservation and Recovery Act. The Consent Order covers remediation activities at the East Chicago, Indiana site and provides for Lead Refinery to complete certain on-site interim remedial activities and studies that extend off-site. In November 1996, the EPA approved, with modifications, the Interim Stabilization Measures Workplan and designated a Corrective Action Management Unit at the Lead Refinery site. Site activities, which began in December 1996, have been substantially concluded. Additionally, Lead Refinery is aware that the EPA is evaluating whether further action in the area near Lead Refinery's facility should be undertaken. Lead Refinery, without additional assistance from MRRC, lacks the financial resources needed to complete any additional remediation determined to be required.

     Lead Refinery has been informed by the former owner and operator of a Superfund site located in Pedricktown, New Jersey that it intends to seek CERCLA response costs for alleged shipments of hazardous substances to the site. Lead Refinery has executed an agreement regarding that site, which indefinitely extends the statute of limitations. By letter dated January 26, 1996, Lead Refinery and other PRPs received from the EPA a proposed Administrative Order on Consent to perform the remedial design for operable Unit 1 of the Pedricktown Superfund Site. Lead Refinery determined not to execute the Administrative Order on Consent based on its lack of ability to finance the clean up or pay response costs incurred by EPA. Several other PRPs, however, executed the agreement and are conducting the remedial design.

     In October 2003, Lead Refinery received a settlement offer from private settlers for $0.9 million for CERCLA contribution to past and future response costs incurred at the NL/Taracorp Superfund site located in Granite City, Illinois. Lead Refinery declined that offer. In February of 2004, NL Industries, Inc. filed a contribution action against all non-settling PRPs on the EPA's allocation list, including Lead Refinery, seeking payments of an equitable share of clean-up costs incurred by that corporation. Lead Refinery has not been served with the complaint and will, if necessary, contest this action.

     Other

     In connection with acquisitions, the Company established environmental reserves to fund the cost of remediation at sites currently or formerly owned by various acquired entities. The Company, through its acquired subsidiaries, is engaged in ongoing remediation and site characterization studies.

          Mueller Copper Tube Products, Inc.

     In 1999, Mueller Copper Tube Products, Inc. (MCTP) commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant. MCTP is currently removing trichloroethene, a cleaning solvent formerly used by MCTP, from the soil and groundwater. On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater, from the Arkansas Department of Environmental Quality. The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.

Other Business Factors

     The Registrant's business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held. In addition, expenditures for company-sponsored research and development activities were not material during 2004, 2003, or 2002. No material portion of the Registrant's business involves governmental contracts. Seasonality of the Company's sales is not significant.

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

Portage, MI      205,000 sq. ft.    Plastic fittings plant.  Produces DWV
                      18 acres      fittings using injection molding
                                    equipment.

Cerritos, CA     115,000 sq. ft.    Plastic fittings plant.  Produces DWV
                     5.1 acres      fittings using injection molding
                                    equipment.

                 Approximate
Location         Property Size               Description


Upper             82,000 sq. ft.    Plastic fittings plant.  Produces DWV
Sandusky, OH        7.52 acres      fittings using injection molding
                                    equipment.

Fort Pierce, FL   69,875 sq. ft.    Plastic fittings plant.  Produces
                    5.60 acres      pressure fittings using injection
                                    molding equipment.

Monterrey,      120,000 sq. ft. (4) Pipe nipples plant.  Produces pipe nipples,
Mexico              3.4 acres       cut pipe and merchant couplings.

Tijuana,         25,000 sq. ft. (4) Pipe nipples plant.  Produces pipe nipples,
Mexico              0.7 acres       cut pipe and merchant couplings.

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

                 Approximate
Location         Property Size               Description

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

In addition, the Company owns and/or leases other properties used as distribution centers and corporate offices.
(1) Facility, or some portion thereof, is located on land leased from a local municipality, with an option to purchase at nominal cost.
(2) Facility is leased under a long-term lease agreement, with an option to purchase at nominal cost.
(3) Facility is leased from a local municipality for a nominal amount.
(4) Facility is leased under an operating lease.


ITEM 3.     LEGAL PROCEEDINGS

     Environmental Proceedings

     Reference is made to "Environmental Matters" in Item 1 of this Report, which is incorporated herein by reference, for a description of environmental proceedings.

     Copper Tube Antitrust Litigation

     The Company has been named as a defendant in several purported class action complaints brought by direct and indirect purchasers alleging anticompetitive activities with respect to the sale of copper plumbing tubes and arising out of conduct allegedly occurring in Europe. Two such purported class actions are pending in the United States District Court for the Western District of Tennessee (the Federal Actions), four are pending in the Superior Court of the State of California, County of San Francisco (the California Actions), and one is pending in the Circuit Court for Shelby
County, Tennessee (with the Federal Actions and the California Actions, the Actions). The Company's wholly owned subsidiaries, WTC Holding Company, Inc., Deno Holding Company, Inc., and Mueller Europe Ltd., are named in all of the Actions, and Deno Acquisition Eurl is named in all but one of the Actions.
All of the Actions, which are similar, seek declaratory and monetary relief. Plaintiffs' motions to consolidate and for appointment of lead counsel in the Federal Actions and plaintiffs' motion to consolidate the California Actions has been granted. The Company has not yet been required to respond to any of the complaints in the Actions. The Company believes that the claims for relief in the Actions are without merit and intends to defend the Actions vigorously.

     Other Matters

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As of March 1, 2005, the number of holders of record of Mueller's Common Stock was approximately 1,850. On March 1, 2005, the closing price for Mueller's Common Stock on the New York Stock Exchange was $31.55.

Issuer Purchases of Equity Securities

                         (a)         (b)          (c)            (d)
                                                  Total          Maximum
                                                  Number of      Number of
                                                  Shares         Shares
                                                  Purchased as   that May
                                                  Part of        yet Be
                         Total                    Publicly       Purchased
                         Number of   Average      Announced      Under the
                         Shares      Price Paid   Plans or       Plans or
                         Purchased   per Share    Programs       Programs
                                                                 7,647,030 (3)
September 26 -
  October 30, 2004        98,856 (1) $42.125
September 26 -
  October 30, 2004       225,576 (2)  42.249
October 31 -
  November 27, 2004        1,837 (1)  27.775
October 31 -
  November 27, 2004       16,459 (2)  29.555

(1) Shares withheld by the Company sufficient to cover the minimum withholding taxes incurred by the exercise of certain employee stock options.
(2) Shares tendered to the Company by employee stock option holders in payment of the option purchase price upon exercise.
(3) Shares available to be purchased under the Company's 10 million Share Repurchase Authorization until October 2005.

     The Company declared its first dividend in 2004. For the year ended December 25, 2004, the Company has paid a total of 40 cents per share of Common Stock in regular ten cent quarterly cash dividends; additionally, the Company paid a special dividend composed of $6.50 in cash per share of Common Stock and $8.50 per share of Common Stock in the form of 6% Subordinated Debentures due 2014 (the Special Dividend). Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors.

     The high, low, and closing prices of Mueller's Common Stock on the New York Stock Exchange for each fiscal quarter of 2004 and 2003 reduced by the difference between the closing price on October 26, 2004 and the opening price on October 27, 2004, or $14.57 per share, to adjust for the recapitalization by Special Dividend, were as follows:

                                            High         Low          Close
2004
Fourth quarter                            $ 30.18      $ 25.85      $ 32.17
Third quarter                               28.53        20.53        27.70
Second quarter                              22.36        15.94        21.12
First quarter                               21.11        15.28        18.24

2003
Fourth quarter                            $ 20.26      $ 10.38      $ 20.26
Third quarter                               15.08        10.83        10.83
Second quarter                              13.81        10.13        12.49
First quarter                               13.66         8.42        10.35

ITEM 6.     SELECTED FINANCIAL DATA

(In thousands, except per share data)

                                                  2004           2003           2002           2001           2000
For the fiscal year:
   Net sales (1)                             $ 1,379,056    $   999,078    $   952,983    $   969,106    $ 1,157,660

   Operating income (1)                          112,490         49,384         85,756        105,529        145,638

   Net income from continuing operations          79,416         44,221         71,177         65,423         92,985

   Diluted earnings per share
      from continuing operations                    2.15           1.19           1.92           1.76           2.44

   Cash dividends per share                         6.90 (2)          -              -              -              -

At year-end:
   Total assets                                  963,731       1,055,184        987,947        916,065        910,276

   Long-term debt                                310,650 (2)      11,437         14,005         46,977        100,975

(1) From continuing operations

(2) During 2004 the Company paid 40 cents per share in regular ten cent quarterly cash dividends; additionally the
    Company paid a Special Dividend composed of $6.50 in cash per share and $8.50 per share in the form of 6%
    Subordinated Debentures due 2014


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


ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management's Report on Internal Controls over Financial Reporting

       Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

     Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

     The Company acquired businesses during 2004, as discussed in Note 13 to the Consolidated Financial Statements, Acquisitions and Investments, that were excluded from management's assessment of internal controls. The book value of assets of the acquired businesses at year-end was $78.4 million, which represents eight percent of consolidated total assets at December 25, 2004. Net sales and net income of the acquired businesses represent less than one percent of the consolidated net sales and net income of the Company for 2004. Accordingly, these acquired businesses are not included in the scope of this report.

     Management has evaluated the effectiveness of its internal control over financial reporting as of December 25, 2004 based on the control criteria established in a report entitled "Internal Control-Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation we have concluded that Company's internal control over financial reporting is effective as of December 25, 2004.

     The registered independent public accounting firm of Ernst & Young, LLP, as auditors of the Company, has issued an attestation report on management's assessment of the Company's internal control over financial reporting.

Changes in Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending December 25, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Mueller Industries, Inc.

     We have audited management's assessment, included in the accompanying "Managements Report on Internal Controls over Financial Reporting", that Mueller Industries, Inc. (the Company) maintained effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     As indicated in the accompanying "Management's Report on Internal Controls over Financial Reporting", management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of businesses acquired in 2004 as described in Note 13, Acquisitions and Investments, to the Consolidated Financial Statements, which are included in the 2004 consolidated financial statements of Mueller Industries, Inc. and constituted $78.4 million of total assets, as of December 25, 2004 and $11.6 million and $0.7 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Mueller Industries, Inc. also did not include an evaluation of the internal control over financial reporting of those businesses acquired in 2004.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mueller Industries, Inc. as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 25, 2004 and our report dated March 1, 2005 expressed an unqualified opinion thereon.


                                              /s/ERNST & YOUNG LLP
Memphis, Tennessee
March 1, 2005

ITEM 9B.     OTHER INFORMATION

     None.


                                  PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is contained under the captions "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees," "Corporate Governance," "Report of the Audit Committee of the Board of Directors," and "Section 16(a) Beneficial Ownership Compliance Reporting" in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 28, 2005 which is incorporated herein by reference.


ITEM 11.     EXECUTIVE COMPENSATION

     The information required by Item 11 is contained under the caption "Executive Compensation" in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 28, 2005, which is incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

     The following table discloses information as adjusted for the Company's Special Dividend regarding the securities to be issued and the securities remaining available for issuance under the Registrant's stock-based incentive plans as of December 25, 2004 (shares in thousands):

                                     (a)                           (b)                         (c)
                                                                                   Number of securities
                                                                                   remaining available for future
                           Number of securities           Weighted average         issuance under equity
                           to be issued upon exercise     exercise price of        compensation plans (excluding
                           of outstanding options,        outstanding options      securities reflected in column
Plan category              warrants, and rights           warrants, and rights     (a))

Equity compensation plans
  approved by security
  holders                            1,446                $         18.91                      455

Equity compensation
  plans not approved by
  security holders                     336                          18.20                        -
                            --------------                                          --------------
Total                                1,782                          18.78                      455
                            ==============                                          ==============

     On February 13, 2002 Mr. O'Hagan was granted an option to acquire 100,000 shares of Common Stock at an exercise price of $31.75 per share (subsequent to the grant, on October 26, 2004 the option grant was modified to equitably adjust for the Company's Special Dividend to 155,610 shares of Common Stock at an exercise price of $20.40 per share) and on February 13, 2003 Mr. O'Hagan was granted an option to acquire 100,000 shares of Common Stock at an exercise price of $25.10 per share (subsequent to the grant, on October 26, 2004 the option grant was modified to equitably adjust for the Company's Special Dividend to 155,610 shares of Common Stock at an exercise price of $16.13 per share) (collectively, the O'Hagan Treasury Options).
Each of the O'Hagan Treasury Options has a term of ten years, subject to earlier expiration upon termination of employment, and vests ratably over a five-year period from the date of the grant, except that if there is a Change in Control as defined in Mr. O'Hagan's employment agreement with the Company (the O'Hagan Employment Agreement), all of the O'Hagan Treasury Options will become immediately exercisable on the later to occur of (i) the day Mr. O'Hagan notifies the Company he is terminating his employment with the Company as a result of said change, and (ii) ten days prior to the date Mr. O'Hagan's employment with the Company is terminated by the Company. In addition, all outstanding unvested O'Hagan Treasury Options will immediately vest and become exercisable if Mr. O'Hagan's employment is terminated by the Company without Cause (as defined in the O'Hagan Employment Agreement) or by Mr. O'Hagan for Good Reason (as defined in the O'Hagan Employment Agreement). The O'Hagan Treasury Options may only be exercised for shares of Common
Stock held in treasury by the Company.

     On June 30, 2003, the Company granted to Mr. Michael O. Fifer options to acquire 20,000 shares of Common Stock at an exercise price of $27.06 per share. Subsequent to the grant, on October 26, 2004 the remaining unexercised options were modified to equitably adjust for the Company's Special Dividend to 24,897 shares of Common Stock at an exercise price of $17.39 per share. These options have a term of ten years, subject to earlier expiration upon termination of employment, and vest and become exercisable ratably over a five-year period from the date of the grant. These options may only be exercised for shares of Common Stock held in treasury by the Company.

     Other information required by Item 12 is contained under the captions "Principal Stockholders" and "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees" in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 28, 2005 which is incorporated herein by reference.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by Item 14 is contained under the caption "Appointment of Auditors" in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 28, 2005 which is incorporated herein by reference.

                                   PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this report:

1. Financial Statements: the financial statements, notes, and report of independent registered public accounting firm described in Item 8 of this Annual Report on Form 10-K are contained in the "Consolidated Financial Statements" submitted as a separate section of this Annual Report on Form 10-K commencing on page F-1.

2. Financial Statement Schedule: the financial statement schedule described in Item 8 of this report contained in the "Consolidated Financial Statements" submitted as a separate section of this Annual Report on Form 10-K commencing on page F-1.

3.     Exhibits:
       3.1 Certificate of Incorporation of the Registrant and all amendments thereto. (Incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K, dated March 1, 2004, for the fiscal year ended
               December 27, 2003).

       3.2 By-laws of the Registrant, as amended and restated, effective November 10, 1994 (Incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended
               December 28, 2002).

       4.1 Rights Agreement, dated as of November 10, 1994, between the Registrant and Continental Stock Transfer and Trust Company, as Rights Agent, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, as Exhibit A, the Form of Rights Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Stock, as Exhibit C (Incorporated herein by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002).

       4.2 Credit Agreement among the Registrant (as Borrower) and Standard Federal Bank and other banking institutions and Standard Federal Bank (as Agent) dated as of November 6, 2003 (Incorporated herein by reference to Exhibit 4.2 of the Registrant's Annual Report on Form 10-K, dated
               March 1, 2004, for the fiscal year ended December 27, 2003).

       4.3 First Amendment to Credit Agreement among the Registrant (as Borrower) and Standard Federal Bank and other banking institutions and Standard Federal Bank (as Agent) dated as of September 27, 2004 (Incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, dated September 27, 2004).

       4.4 Indenture, dated as of October 26, 2004, by and between Mueller Industries, Inc. and SunTrust Bank, as Trustee (Incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, dated October 26, 2004).

       4.5 Form of 6% Subordinated Debenture due 2014 (Incorporated herein by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K, dated October 26, 2004).

       4.6 Certain instruments with respect to long-term debt of the Registrant have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instruments does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission.

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

      10.4 Summary description of the Registrant's 2005 bonus plan for certain key employees.

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

      10.12 Stock Option Agreement, dated May 7, 1997, by and between the Registrant and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K, dated March 1, 2004, for the fiscal year ended December 27, 2003).

      10.13 Stock Option Agreement, dated October 9, 1998, by and between the Registrant and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K, dated March 1, 2004, for the fiscal year ended December 27, 2003).

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

      10.16 Stock Option Agreement, dated February 13, 2003, by and between the Registrant and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K, dated March 1, 2004, for the fiscal year ended December 27, 2003).

      10.17 Nonqualified Stock Option Agreement, dated June 30, 2003, by and between the Registrant and Michael O. Fifer (Incorporated herein by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K, dated March 1, 2004, for the fiscal year ended December 27, 2003).

      10.18 Consulting Agreement, dated June 21, 2004, by and between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on
               Form 10-Q, dated July 16, 2004, for the quarter ended
               June 26, 2004).

      10.19 Consulting Agreement, dated June 21, 2004, by and between the Registrant and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q, dated July 16, 2004, for the quarter ended June 26, 2004).

      10.20 Amendment, dated June 21, 2004, to the Amended and Restated Employment Agreement dated as of September 17, 1997, by and between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q, dated July 16, 2004, for the quarter ended June 26, 2004).

      10.21 Securities Purchase Agreement, dated December 14, 2004, among Mueller Comercial de Mexico, S. de R.L. de C.V.,
               WTC HOLDCO I, LLC, MIYAR LLC, NICNA, GmbH, and
               The Seller Parties.

      10.22 Inventory Purchase Agreement, dated December 14, 2004, by and between Niples del Norte S.A. de C.V. and Mueller de Mexico S.A. de C.V.

      14.0 Code of Business Conduct and Ethics (Incorporated herein by reference to Exhibit 14.0 of the Registrant's Annual Report on Form 10-K, dated March 1, 2004, for the fiscal year ended December 27, 2003).

      18.0 Letter of Preferability from Ernst & Young LLP dated February 16, 2005 regarding an accounting change.

      21.0     Subsidiaries of the Registrant.

      23.0 Consent of Independent Registered Public Accounting Firm (Includes report on Financial Statement Schedule).

      31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

      31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

      32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2005.

                          MUELLER INDUSTRIES, INC.

                             /s/ HARVEY L. KARP
                    Harvey L. Karp, Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        Signature                    Title                              Date

/s/HARVEY L KARP          Chairman of the Board, and Director   March 4, 2005
Harvey L. Karp

/s/ALEXANDER P. FEDERBUSH Director                              March 4, 2005
Alexander P. Federbush

/s/GENNARO J. FULVIO      Director                              March 4, 2005
Gennaro J. Fulvio

/s/GARY S. GLADSTEIN      Director                              March 4, 2005
Gary S. Gladstein

/s/TERRY HERMANSON        Director                              March 4, 2005
Terry Hermanson

/s/ROBERT B. HODES        Director                              March 4, 2005
Robert B. Hodes

/s/WILLIAM D. O'HAGAN     President, Chief Executive Officer,   March 4, 2005
William D. O'Hagan        Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

                             Signature and Title                        Date

                             /s/ KENT A. MCKEE                 March 4, 2005
                             Kent A. McKee
                             Vice President and
                             Chief Financial Officer
                             (Principal Accounting Officer)

                             /s/ RICHARD W. CORMAN             March 4, 2005
                             Richard W. Corman
                             Vice President - Controller

                          MUELLER INDUSTRIES, INC.


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Review                                                     F-2

Consolidated Statements of Income for the years ended December 25,
2004, December 27, 2003, and December 28, 2002                       F-13

Consolidated Balance Sheets as of December 25, 2004
and December 27, 2003                                                F-15

Consolidated Statements of Stockholders' Equity for the years ended
December 25, 2004, December 27, 2003, and December 28, 2002          F-17

Consolidated Statements of Cash Flows for the years
ended December 25, 2004, December 27, 2003, and December 28, 2002    F-20

Notes to Consolidated Financial Statements                           F-22

Report of Independent Registered Public Accounting Firm              F-51


                       FINANCIAL STATEMENT SCHEDULE


Schedule for the years ended December 25, 2004, December 27, 2003, and December 28, 2002

Valuation and Qualifying Accounts (Schedule II)                      F-52

FINANCIAL REVIEW

 Overview

     Mueller Industries, Inc. is a leading manufacturer of copper tube and fittings; brass and copper alloy rod, bar and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic fittings and valves; refrigeration valves and fittings; and fabricated tubular products. The Company also resells imported brass and plastic plumbing valves, malleable iron fittings, steel nipples, faucets and plumbing specialty products. Mueller's operations are located throughout the United States and in Canada, Mexico, and Great Britain.

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

     New housing starts and commercial construction are important determinants of the Company's sales to the HVAC, refrigeration, and plumbing markets because the principal end use of a significant portion of the Company's products is in the construction of single and multi-family housing and commercial buildings. Repairs and remodeling projects are also important drivers of underlying demand for these products. The following are important economic indicators that impact the Company's businesses. New housing starts in the U.S. were 2.0 million, 1.8 million, and 1.7 million in 2004, 2003, and 2002, respectively. The seasonally adjusted annual rate of the Value of Non-Residential Construction put in place, per the U.S. Census Bureau, was $229.2 billion in 2004, $217.3 billion in 2003, and $216.8 billion in 2002. At December, the average 30 year fixed mortgage rate was 5.75 percent in 2004, 5.88 percent in 2003, and 6.54 percent in 2002.

     Profitability of certain of the Company's product lines depends upon the "spreads" between the cost of raw material and the selling prices of its completed products. The open market prices for copper cathode and scrap, for example, influence the selling price of copper tubing, a principal product manufactured by the Company. The Company attempts to minimize the effects on profitability from fluctuations in material costs by passing through these costs to its customers. The Company's earnings and cash flow are dependent upon these spreads that fluctuate based upon market conditions.

     Earnings and profitability are also subject to market trends such as substitute products and imports. Plastic plumbing systems are the primary substitute product; these products represent an increasing share of consumption. Imports of copper tubing from Mexico have increased in recent years, although U.S. consumption is still predominantly supplied by U.S. manufacturers.

  Recapitalization through Special Dividend

     In September, 2004, the Company authorized a special dividend consisting of $6.50 in cash and $8.50 in principal amount of the Company's 6% Subordinated Debentures due 2014 (the Debentures) for each share of Common Stock (the Special Dividend). The Special Dividend, distributed in the fourth quarter of 2004, substantially reduced the Company's cash position by $245.6 million and its stockholders' equity by $545.1 million, and increased its long-term debt by $299.5 million.

Results of Operations

  2004 Performance Compared with 2003

     Consolidated net sales in 2004 were $1.4 billion, a 38 percent increase over net sales of $999 million in 2003. The increase is primarily attributable to higher raw material costs (which are passed through in the form of higher selling prices as discussed above), and increased volume. Pounds of product sold totaled 735 million in 2004 compared with 696 million pounds sold in 2003. Net selling prices generally fluctuate with changes in raw material prices.
The COMEX average copper price in 2004 was approximately $1.29 per pound, or 59 percent more than the 2003 average of 81 cents. This change increased the Company's net sales and cost of goods sold.

     Cost of goods sold increased $300 million, to $1.1 billion in 2004. This increase was attributable primarily to higher raw material costs (as discussed above) and increased volume. Gross profit was $263 million or 19.1 percent of net sales in 2004 compared with $183 million or 18.3 percent of net sales in 2003. The increase in gross profit was due to higher spreads in core product lines, primarily copper tube, fittings, and brass rod.

     Depreciation and amortization increased to $40.6 million in 2004 from $39.0 million in 2003. Selling, general, and administrative expense increased to $106.4 million in 2004; this $11.5 million increase was due to (i) higher incentive compensation costs resulting from increased volume and profitability of approximately $9.5 million, (ii) increased distribution cost of approximately $2.5 million, and (iii) net reduction of other costs of $0.5 million.

     During 2004, the Company recognized a $3.9 million impairment charge related to its subsidiary, Overstreet-Hughes Co., Inc., of which $2.3 million was goodwill and the remainder was property, plant, and equipment. The results of Overstreet-Hughes, a component of IPD, which manufactures tubular components and assemblies primarily for the OEM air-conditioning market, have not met expectations. Furthermore, Overstreet-Hughes' primary customer has announced the closure of its facility that consumes the majority of Overstreet-Hughes' output. Consequently, the Company has reduced its carrying cost in these long-lived assets to its best estimate of fair value. This estimate was determined based on a discounted cash flow method.

     Interest expense increased to $4.0 million in 2004 from $1.2 million in 2003. This increase was primarily due to the issuance of the Debentures on October 26, 2004. Other income includes (i) gains on the sale of land for approximately $5.7 million, (ii) interest income on invested cash balances of $2.4 million, and (iii) rents, royalties and other of $1.7 million, offset by equity in loss of an unconsolidated subsidiary (Conbraco Industries, Inc.) of $2.0 million, which includes a provision of $2.3 million for certain federal income tax audit exposures of Conbraco that were assessed in 2004. If an IRS proposed settlement is approved, a reduction of that provision may be recognized.

     The expense related to environmental remediation at certain non-operating properties of the Company, classified as non-operating expense, totaled $1.0 million in 2004 compared with $1.2 million in 2003. The environmental expense related to operating properties is included as a component of cost of goods sold and was not significant for the periods presented.

     Income tax expense was $35.9 million, for an effective rate of 31 percent, for 2004; this rate is lower than the expected rate due to (i) the recognition of a capital loss carryforward related to sales of land that had a tax basis significantly less than the realized proceeds, (ii) recognition of foreign tax credits, (iii) recognition of foreign net operation loss carryforwards and (iv) a deferred income tax benefit by reducing a valuation allowance that primarily relates to the closure of open tax years. During 2003, the Company recognized a deferred income tax benefit, upon the closure of the open tax year, by reducing a valuation allowance of $9.3 million related to an operating loss resulting from the 1999 sale of a subsidiary. Realization of the tax benefit occurred during the year of sale.

     During 2003 the Company recognized a $1.7 million gain to reflect adjustments to estimates on disposition of Mueller Europe S.A. as no further obligations or contingencies are expected from these discontinued operations.

     The Company's employment was approximately 4,500 at the end of 2004 compared with 3,500 at the end of 2003. This increase primarily relates to businesses acquired during 2004.

   Standard Products Division

     Net sales by SPD were $1.0 billion in 2004 compared with $717.6 million in 2003 for a 39.6 percent increase. Operating income was $108.3 million in 2004 compared with $54.1 million in 2003. This $54.2 million increase in operating profit was due to higher spreads and volume in certain product lines. Of this increase in operating income, approximately $44 million was from copper tube and copper fittings with the remainder attributable to other product lines.

   Industrial Products Division

     IPD's net sales were $392 million in 2004 compared with $292 million in 2003. Operating income increased by $8.9 million to $20.6 million in 2004 compared with $11.7 million in 2003. This increase is due primarily to improved spreads and volume in brass rod. Of this increase in operating income, approximately $11 million is attributable to Brass Rod, Forgings, Impacts and Micro Gauge, and the balance attributable to other product lines offset by a $3.9 million impairment charge for Overstreet-Hughes (as discussed above).

  2003 Performance Compared with 2002

     Consolidated net sales in 2003 were $999.1 million, a 4.8 percent increase over net sales of $953.0 million in 2002. Pounds of product sold totaled 695.8 million in 2003 compared with 694.0 million pounds sold in 2002. Net selling prices generally fluctuate with changes in raw material prices. The COMEX average copper price in 2003 was approximately 81 cents per pound, or 13 percent more than the 2002 average of 72 cents. This change impacted the Company's net sales and cost of goods sold, particularly in the later part of the year as COMEX steadily climbed, ending the year at $1.04 per pound.

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

     Depreciation and amortization increased to $39.0 million in 2003 from $37.4 million in 2002; the increase was due to capital expenditures. Selling, general, and administrative expense increased to $94.9 million in 2003; this $9.9 million increase was due to increases in (i) distribution costs, related to expansion of dedicated warehousing, of $4.3 million, (ii) health and medical benefit plans of $1.2 million, (iii) pension costs of $3.5 million, and (iv) additional provisions for doubtful accounts of $2.8 million that relates primarily to two specific customer accounts that were determined to be uncollectible, offset by a $1.9 million net reduction of other costs.

     Interest expense decreased to $1.2 million in 2003 from $1.5 million in 2002. This decrease was primarily due to debt reductions. Environmental expense related to non-operating properties totaled $1.2 million in 2003 compared with $1.6 million in 2002; environmental costs related to operating properties is classified as cost of goods sold and was not significant in 2003 or 2002. Other income was slightly lower due to lower interest income yields on invested cash balances.

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

   Industrial Products Division

     IPD's net sales were $292 million in 2003 compared with $280 million in 2002. Operating income was $11.7 million in 2003 compared with $20.4 million in 2002. Brass rod earnings declined on lower volume and spreads. The division's results also declined due to poor performance of certain product lines including Overstreet-Hughes.


Liquidity and Capital Resources

     The Company's cash and cash equivalents balance decreased to $47.4 million at year-end. Major components of the 2004 change included $154.8 million of cash provided by operating activities, $70.6 million of cash used in investing activities and $292.3 million of cash used in financing activities.

     Net income from continuing operations of $79.4 million in 2004 was the primary component of cash provided by operating activities. Depreciation and amortization of $40.6 million and income tax benefit from exercise of stock options for $31.8 million were the primary non-cash adjustments. Major changes in working capital included a $18.0 million increase in trade accounts receivable due to better volumes and increased selling prices in 2004 compared with 2003, and $26.2 million increase in inventories due to higher raw material costs.

     The major components of net cash used for investing activities during 2004 included $20.0 million used for capital expenditures and $56.9 million used for the acquisition of Vemco ($14.6 million) and Mueller Comercial S.A. ($42.3 million).

     Net cash used in financing activities totaled $292.3 million consisting of $259.9 million for cash dividends, $6.6 million for debt repayments, $42.6 million for the acquisition of treasury stock offset by the proceeds from the sale of treasury stock of $19.0 million. These treasury stock transactions relate to stock option exercises; the Company made no open market purchases of treasury stock during 2004.

     The Company has a $150 million unsecured line-of-credit (Credit Facility) which expires in November 2007. At year-end, the Company had no borrowings against the Credit Facility. Approximately $9.0 million in letters of credit were backed by the Credit Facility at the end of 2004. At December 25, 2004, the Company's total debt was $316.0 million or 47 percent of its total capitalization.

     Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and meet certain minimum financial ratios. At December 25, 2004 the Company was in compliance with all of its debt covenants.

     The Company expects to invest between $20 and $25 million for capital expenditures during 2005.

     Contractual cash obligations of the Company at December 25, 2004 included the following:

(In millions)
                                         Payments Due by Year
                                               2006-     2008-
                           Total     2005      2007      2009      Thereafter
Long-term debt,
  including capital
  lease obligations        $316.0    $  5.3    $  0.7    $  0.3    $309.7
Consulting agreements        12.7         -         -       2.7      10.0
Operating leases             18.9       5.8       8.1       3.8       1.2
Purchase commitments (1)    171.2     171.2         -         -         -
                            -----     -----     -----     -----     -----
Total contractual
  cash obligations         $518.8    $182.3    $  8.8    $  6.8    $320.9
                            =====     =====     =====     =====     =====

(1) Purchase commitments include $16.7 million of open fixed price purchases of raw materials. Additionally, the Company has contractual supply commitments, totaling $154.5 million at year-end prices, for raw materials consumed in the ordinary course of business; these contracts contain variable pricing based upon COMEX.

     The above obligations will be satisfied with existing cash, the Credit Facility, and cash generated by operations. Additionally, the cash flow to Fund pension and OPEB obligations was $1.9 million in 2004 and in 2003. During 2004 and 2003, funded pension assets recovered a significant portion of market value declines experienced in 2002. The Company has no off-balance sheet financing arrangements except for the operating leases identified above.

     Fluctuations in the cost of copper and other raw materials affect the Company's liquidity. Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable. Since the end of the third quarter of 2003, there has been a significant increase in COMEX copper prices. From the September 30, 2003 close through the end of 2004, the cost has risen to approximately $1.45 per pound, or approximately 80 percent.

     The Company's Board of Directors declared a regular quarterly dividend of 10 cents per share on its Common Stock during each quarter of 2004. Additionally, the Company distributed a Special Dividend composed of $6.50 in cash and $8.50 in principal amount of the Company's 6% Subordinated Debentures due 2014 per share of Common Stock. Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors.

     Management believes that cash provided by operations, the Credit Facility, and currently available cash of $47.4 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio was 2.5 to 1 at December 25, 2004.

     The Company's Board of Directors has authorized the repurchase, until October 2005, of up to ten million shares of the Company's Common Stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through December 25, 2004, the Company had repurchased approximately
2.4 million shares under this authorization.

  Environmental Matters

     The Company ended 2004 with total environmental reserves of approximately $9.5 million. Based upon information currently available, management believes that the outcome of pending environmental matters will not materially affect the overall financial position and results of operations of the Company.

Market Risks

     The Company is exposed to market risk from changes in raw material costs, foreign currency exchange, and energy costs. To reduce such risks, the Company may periodically use financial instruments. All hedging transactions are authorized and executed pursuant to policies and procedures. Further, the Company does not buy or sell financial instruments for trading purposes. A discussion of the Company's accounting for derivative instruments and hedging activities is included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

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

     The Company occasionally enters into forward fixed-price arrangements with certain customers. The Company may utilize forward contracts to hedge risks associated with forward fixed-price arrangements. The Company may also utilize forward contracts to manage price risk associated with inventory. The effective portion of gains or losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon the sale of inventory. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory. At year-end, the Company held open forward contracts to purchase approximately $0.7 million of copper over the next three months.

     Futures contracts may also be used to manage price risk associated with natural gas purchases. The effective portion of gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon consumption of natural gas. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices. At year-end, the Company held open hedge forward contracts to purchase approximately $1.3 million of natural gas over the next three months.

  Interest Rates

     At December 25, 2004 and December 27, 2003, the fair value of the Company's debt was estimated at $307.5 million and $15.5 million, respectively, primarily using market yields and taking into consideration the underlying terms of the debt. Such fair value was less than the carrying value of debt at December 25, 2004 by $8.5 million and exceeded the carrying value at December 27, 2003 by $1.2 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent decrease in interest rates and amounted to $5.9 million at December 25, 2004 and $0.2 million at December 27, 2003.

     The Company had $5.5 million of variable-rate debt outstanding at December 25, 2004 and none at December 27, 2003. At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company's pretax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on LIBOR.

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

     The Company's primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars. The primary currencies to which the Company is exposed include the Canadian dollar, the British pound sterling, the Euro, and the Mexican peso. The Company generally views as long-term its investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, the Company generally does not hedge these net investments. The net investment in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates was $120.8 million at December 25, 2004 and $60.6 million at December 27, 2003.
The primary reason for the increase in 2004 is from businesses acquired during the year. The potential loss in value of the Company's net investment in foreign subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at December 25, 2004 and December 27, 2003 amounted to $12.1 million and $6.1 million, respectively. This change would be reflected in the equity section of the Company's Consolidated Balance Sheet.

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

  Environmental Reserves

     The Company recognizes an environmental liability when it is probable the liability exists and the amount is reasonably estimable. The Company estimates the duration and extent of its remediation obligations based upon reports of outside consultants; internal analyses of clean-up costs, ongoing monitoring costs, and estimated legal fees; communications with regulatory agencies; and changes in environmental law. If the Company were to determine that its estimates of the duration or extent of its environmental obligations were no longer accurate, the Company would adjust its environmental liabilities accordingly in the period that such determination is made. Estimated future expenditures for environmental remediation are not discounted to their present value. Accrued environmental liabilities are not reduced by potential insurance reimbursements.

     Environmental expenses that relate to ongoing operations are included as a component of cost of goods sold. Environmental expenses related to certain non-operating properties are classified as non-operating expense on the consolidated statements of income.

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

Recently Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes Accounting Principals Board Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. The Company is required to adopt the provisions of SFAS No. 123(R) effective as of the beginning of the third quarter of 2005. SFAS No. 123(R) provides alternative methods of adoption which include prospective application and a modified retroactive application. The Company is currently evaluating the financial impact, including the available alternatives of adoption, of SFAS No. 123(R). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in 2004 for such excess tax deductions was $31.8 million.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Cost". This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for inventory cost incurred during fiscal years beginning after June 15, 2005. This statement will be considered and adopted by the Company at the appropriate future point in time. The Company is currently assessing the impact of adopting SFAS No. 151 to its consolidated results of operations.

Cautionary Statement Regarding Forward-Looking Information

     This Annual Report contains various forward-looking statements and includes assumptions concerning the Company's operations, future results, and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political, and technological factors, among others, the absence of which could cause actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

     Such factors include: (i) the current and projected future business environment, including interest rates and capital and consumer spending; (ii) the domestic housing and commercial construction industry environment; (iii) availability and price fluctuations in commodities (including copper, natural gas, and other raw materials, including crude oil that indirectly effects plastic resins); (iv) competitive factors and competitor responses to the Company's initiatives; (v) stability of government laws and regulations, including taxes; (vi) availability of financing; and (vii) continuation of the environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates.

Mueller Industries, Inc.
Consolidated Statements of Income
Years ended December 25, 2004, December 27, 2003, and December 28, 2002

(In thousands, except per share data)
                                            2004          2003          2002
Net sales                               $1,379,056    $  999,078    $  952,983

Cost of goods sold                       1,115,612       815,849       744,781
                                         ---------     ---------     ---------
Gross profit                               263,444       183,229       208,202

Depreciation and amortization               40,613        38,954        37,440
Selling, general, and
   administrative expense                  106,400        94,891        85,006
Impairment charge                            3,941             -             -
                                         ---------     ---------     ---------
Operating income                           112,490        49,384        85,756

Interest expense                            (3,974)       (1,168)       (1,460)
Other income, net                            6,842         3,220         4,171
                                         ---------     ---------     ---------
Income from continuing operations

   before income taxes                     115,358        51,436        88,467

Income tax expense                         (35,942)       (7,215)      (17,290)
                                         ---------     ---------     ---------

Income from continuing operations           79,416        44,221        71,177

Discontinued operations, net of
   income taxes:
     Loss from operation of
       discontinued operations                   -          (539)         (886)
     Gain on disposition of
       discontinued operations                   -         1,699         7,701
                                         ---------     ---------     ---------

Net income                              $   79,416    $   45,381    $   77,992
                                         =========     =========     =========

See accompanying notes to consolidated financial statements.


Mueller Industries, Inc.
Consolidated Statements of Income (continued)
Years ended December 25, 2004, December 27, 2003, and December 28, 2002

(In thousands, except per share data)
                                            2004          2003          2002
Weighted average shares for basic
   earnings per share                       35,321        34,264        33,993
Effect of dilutive stock options             1,590         2,597         3,055
                                         ---------     ---------     ---------
Adjusted weighted average shares for
   diluted earnings per share               36,911        36,861        37,048
                                         =========     =========     =========

Basic earnings (loss) per share:
  From continuing operations            $     2.25    $     1.29    $     2.09
  From discontinued operations                   -         (0.02)        (0.03)
  From gain on disposition of
    discontinued operations                      -          0.05          0.23
                                         ---------     ---------     ---------

  Basic earnings per share              $     2.25    $     1.32    $     2.29
                                         =========     =========     =========

Diluted earnings (loss) per share:
  From continuing operations            $     2.15    $     1.19    $     1.92
  From discontinued operations                   -         (0.01)        (0.02)
  From gain on disposition of
    discontinued operations                      -          0.05          0.21
                                         ---------     ---------     ---------

  Diluted earnings per share            $     2.15    $     1.23    $     2.11
                                         =========     =========     =========
  Dividends per share                   $    15.40    $        -    $        -
                                         =========     =========     =========

See accompanying notes to consolidated financial statements.

Mueller Industries, Inc.
Consolidated Balance Sheets
As of December 25, 2004 and December 27, 2003

(In thousands)
                                                        2004           2003
Assets
Current assets
   Cash and cash equivalents                       $    47,449    $   255,088

   Accounts receivable, less allowance for
      doubtful accounts of $3,925 in 2004
      and $4,734 in 2003                               201,396        163,006

   Inventories                                         187,853        140,548

   Current deferred income taxes                        15,276          9,035

   Other current assets                                  3,357          2,678
                                                    ----------     ----------

      Total current assets                             455,331        570,355

Property, plant, and equipment, net                    335,610        345,537

Goodwill                                               136,615        104,849

Other assets                                            36,175         34,443
                                                    ----------     ----------

      Total Assets                                 $   963,731    $ 1,055,184
                                                    ==========     ==========






See accompanying notes to consolidated financial statements.

Mueller Industries, Inc.
Consolidated Balance Sheets (continued)
As of December 25, 2004 and December 27, 2003

(In thousands, except share data)
                                                        2004           2003
Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt               $     5,328    $     2,835
   Accounts payable                                     79,723         42,081
   Accrued wages and other employee costs               37,992         25,631
   Other current liabilities                            57,775         48,314
                                                    ----------     ----------
      Total current liabilities                        180,818        118,861

Long-term debt, less current portion                   310,650         11,437
Pension liabilities                                     19,611         18,077
Postretirement benefits other than pensions             13,556         13,566
Environmental reserves                                   9,503          9,560
Deferred income taxes                                   67,479         58,379
Other noncurrent liabilities                            10,361         10,238
                                                    ----------     ----------
      Total liabilities                                611,978        240,118
                                                    ----------     ----------

Minority interest in subsidiaries                           67            208

Stockholders' equity
   Preferred stock - shares authorized 4,985,000;
      none outstanding                                       -              -

   Series A junior participating preferred
      stock - $1.00 par value; shares
      authorized 15,000; none outstanding                    -              -

   Common stock - $.01 par value; shares
      authorized 100,000,000; issued 40,091,502;
      outstanding 36,389,824 in 2004
      and 34,276,343 in 2003                               401            401
   Additional paid-in capital, common                  252,931        259,110
   Retained earnings                                   175,537        655,495
   Accumulated other comprehensive income (loss)         3,085         (5,586)
   Treasury common stock, at cost                      (80,268)       (94,562)
                                                    ----------     ----------
      Total stockholders' equity                       351,686        814,858
                                                    ----------     ----------
Commitments and contingencies                                -              -
                                                    ----------     ----------
      Total Liabilities and Stockholders' Equity   $   963,731    $ 1,055,184
                                                    ==========     ==========


See accompanying notes to consolidated financial statements.

Mueller Industries, Inc.
Consolidated Statements of Stockholders' Equity
Years ended December 25, 2004, December 27, 2003, and December 28, 2002 (In thousands)

                                                                               Accumulated
                                    Common Stock      Additional               Other              Treasury Stock
                                 Number               Paid-In      Retained    Comprehensive   Number
                                 of Shares   Amount   Capital      Earnings    Income (Loss)   of Shares   Cost         Total
Balance, December 29, 2001        40,092     $ 401    $ 261,647    $ 532,122   $ (22,038)       6,625      $ (99,199)   $ 672,933
Comprehensive income:
Net income                             -         -            -       77,992           -            -              -       77,992
Other comprehensive
 income (loss):
  Foreign currency translation         -         -            -            -      10,706            -              -       10,706
  Minimum pension liability
    adjustment, net of
    applicable income taxes
    of $1,153                          -         -            -            -     (12,747)           -              -      (12,747)
  Change in fair value of
    derivatives, net of
    applicable income tax
    benefit of $386                    -         -            -            -        (630)           -              -         (630)
  Losses reclassified into
    earnings from other
    comprehensive income, net
    of applicable income tax
    benefit of $685                    -         -            -            -       3,576            -              -        3,576
                                                                                                                         --------
Comprehensive income                                                                                                       78,897
Issuance of shares
  from exercise
  stock options                        -         -      (15,951)           -           -       (1,247)        19,155        3,204
Repurchase of common stock             -         -            -            -           -          456        (14,754)     (14,754)
Tax benefit related to
  employee stock options               -         -       13,243            -           -            -              -       13,243
                                 -------      ----     --------     --------    --------       ------       --------     --------
Balance, December 28, 2002        40,092       401      258,939      610,114     (21,133)       5,834        (94,798)     753,523

See accompanying notes to consolidated financial statements.

Mueller Industries, Inc.
Consolidated Statements of Stockholders' Equity (continued)
Years ended December 25, 2004, December 27, 2003, and December 28, 2002 (In thousands)

                                                                               Accumulated
                                    Common Stock      Additional               Other              Treasury Stock
                                 Number               Paid-In      Retained    Comprehensive   Number
                                 of Shares   Amount   Capital      Earnings    Income (Loss)   of Shares   Cost         Total
Balance, December 28, 2002        40,092     $ 401    $ 258,939    $ 610,114   $ (21,133)       5,834      $ (94,798)   $ 753,523
Comprehensive income:
Net income                             -         -            -       45,381           -            -              -       45,381
Other comprehensive
  income (loss):
  Foreign currency translation         -         -            -            -      10,941            -              -       10,941
  Minimum pension liability
    adjustment, net of
    applicable income taxes
    of $3                              -         -            -            -       4,277            -              -        4,277
  Change in fair value of
    derivatives, net of
    applicable income taxes
    of $156                            -         -            -            -         255            -              -          255
  Losses reclassified into
    earnings from other
    comprehensive income, net
    of applicable income tax
    benefit of $45                     -         -            -            -          74            -              -           74
                                                                                                                         --------
Comprehensive income                                                                                                       60,928
Issuance of shares
  from exercise
  stock options                        -         -          153            -           -          (19)           236          389
Repurchase of common stock             -         -            -            -           -                           -            -
Tax benefit related to
  employee stock options               -         -           18            -           -            -              -           18
                                 -------      ----     --------     --------    --------       ------       --------     --------
Balance, December 27, 2003        40,092       401      259,110      655,495      (5,586)       5,815        (94,562)     814,858


See accompanying notes to consolidated financial statements.

Mueller Industries, Inc.
Consolidated Statements of Stockholders' Equity (continued)
Years ended December 25, 2004, December 27, 2003, and December 28, 2002 (In thousands)

                                                                               Accumulated
                                    Common Stock      Additional               Other              Treasury Stock
                                 Number               Paid-In      Retained    Comprehensive   Number
                                 of Shares   Amount   Capital      Earnings    Income (Loss)   of Shares   Cost         Total
Balance, December 27, 2003        40,092     $ 401    $ 259,110    $ 655,495   $  (5,586)       5,815      $ (94,562)   $ 814,858
Comprehensive income:
Net income                             -         -            -       79,416           -            -              -       79,416
Other comprehensive
  Income (loss):
  Foreign currency translation         -         -            -            -       8,560            -              -        8,560
  Minimum pension liability
    adjustment, net of
    applicable income taxes
    of $2                              -         -            -            -          (2)           -              -           (2)
  Change in fair value of
    derivatives, net of
    applicable income taxes
    of $134                            -         -            -            -         219            -              -          219
  Gains reclassified into
    earnings from other
    comprehensive income, net
    of applicable income taxes
    of $65                             -         -            -            -        (106)           -              -         (106)
                                                                                                                         --------
Comprehensive income                                                                                                       88,087
Dividends                              -         -            -     (559,374)          -            -              -     (559,374)
Issuance of shares
  from exercise
  stock options                        -         -      (37,957)           -           -       (3,242)        56,935       18,978
Repurchase of common stock             -         -            -            -           -        1,129        (42,641)     (42,641)
Tax benefit related to
  employee stock options               -         -       31,778            -           -            -              -       31,778
                                 -------      ----     --------     --------    --------       ------       --------     --------
Balance, December 25, 2004        40,092     $ 401    $ 252,931    $ 175,537   $   3,085        3,702      $ (80,268)   $ 351,686
                                 =======      ====     ========     ========    ========       ======       ========     ========

See accompanying notes to consolidated financial statements.

Mueller Industries, Inc.
Consolidated Statements of Cash Flows
Years ended December 25, 2004, December 27, 2003, and December 28, 2002

(In thousands)
                                            2004          2003          2002
Operating activities:
Net income from continuing operations   $   79,416    $   44,221    $   71,177
Reconciliation of net income from
  continuing operations to net cash
  provided by operating activities:
   Depreciation                             40,316        38,531        36,979
   Amortization of intangibles                 297           423           461
   Amortization of Subordinated
    Debenture costs                             26             -             -
   Income tax benefit from exercise
    of stock options                        31,778            18        13,243
   Impairment charge                         3,941             -             -
   Deferred income taxes                     2,711          (287)        9,686
   Provision for doubtful
    accounts receivable                      1,404         3,172           374
   Minority interest in subsidiaries,
    net of dividend paid                      (141)         (213)          150
   (Gain) loss on disposals of properties   (5,729)          290          (485)
   Equity in loss of
    unconsolidated subsidiary                2,026           460             -
   Changes in assets and liabilities,
    net of businesses acquired:
      Receivables                          (17,995)      (35,129)        6,021
      Inventories                          (26,208)        2,948       (13,744)
      Other assets                          (2,055)        3,240        (4,154)
      Current liabilities                   42,913        14,620         3,683
      Other liabilities                        296           (54)          (91)
      Other, net                             1,765         1,176           917
                                         ---------     ---------     ---------
Net cash provided by
   operating activities                    154,761        73,416       124,217
                                         ---------     ---------     ---------
Investing activities:
Proceeds from sale of Utah
  Railway Company                                -             -        55,403
Capital expenditures                       (19,980)      (27,236)      (23,265)
Acquisition of businesses                  (56,946)            -       (20,457)
Proceeds from sales of properties            6,334         1,412         8,165
Purchase of Conbraco Industries, Inc.
  common stock                                   -       (10,806)       (7,320)
Escrowed IRB proceeds                            -           449         2,445
                                         ---------     ---------     ---------
Net cash (used in) provided by
  investing activities                     (70,592)      (36,181)       14,971
                                         ---------     ---------     ---------

See accompanying notes to consolidated financial statements.


Mueller Industries, Inc.
Consolidated Statements of Cash Flows (continued)
Years ended December 25, 2004, December 27, 2003, and December 28, 2002

(In thousands)
                                            2004          2003          2002
Financing activities:
Repayments of long-term debt            $   (6,608)   $   (3,894)   $  (34,119)
Dividends paid                            (259,882)            -             -
Acquisition of treasury stock              (42,641)            -       (14,754)
Proceeds from the sale of
  treasury stock                            18,978           389         3,204
Subordinated Debenture issuance costs       (2,187)            -             -
                                         ---------     ---------     ---------
Net cash used in financing activities     (292,340)       (3,505)      (45,669)
                                         ---------     ---------     ---------

Effect of exchange rate changes on cash        532         3,505           719
                                         ---------     ---------     ---------

(Decrease) increase in cash and
  cash equivalents                        (207,639)       37,235        94,238
Cash provided by
  discontinued operations                        -           252         1,501
Cash and cash equivalents at the
  beginning of the year                    255,088       217,601       121,862
                                         ---------     ---------     ---------

Cash and cash equivalents at the
  end of the year                       $   47,449    $  255,088    $  217,601
                                         =========     =========     =========


For supplemental disclosures of cash flow information, see
Notes 1, 5, 6, 7, and 13.

See accompanying notes to consolidated financial statements.



Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

     The principal business of Mueller Industries, Inc. is the manufacture and sale of copper tube and fittings; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic fittings and valves; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. The Company also resells imported brass and plastic plumbing valves, malleable iron fittings, steel nipples, faucets, and plumbing specialty products. The Company markets its products to the HVAC, plumbing, refrigeration, hardware, and other industries. Mueller's operations are located throughout the United States and in Canada, Mexico, and Great Britain.

Principles of Consolidation

     The Consolidated Financial Statements include the accounts of Mueller Industries, Inc. and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority interest represents separate private ownership of 25 percent of Ruby Hill Mining Company and 19 percent of Richmond-Eureka Mining Company. The Company accounts for its minority investment in Conbraco Industries, Inc. on the equity method.

Revenue Recognition

     Revenue is recognized when title passes to the customer either when products are shipped, provided collection is determined to be probable and no significant obligations remain for the Company, or upon the terms of the sale. Estimates for future rebates on certain product lines and bad debts are recognized in the period which the revenue is recorded. The cost of shipping product to customers is expensed as incurred as a component of cost of goods sold.

Cash Equivalents

     Temporary investments with original maturities of three months or less are considered to be cash equivalents. These investments are stated at cost. At December 25, 2004 and December 27, 2003, temporary investments consisted of certificates of deposit, commercial paper, bank repurchase agreements, and U.S. and foreign government securities totaling $46.6 million and $254.9 million, respectively.

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

Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost. Depreciation of buildings, machinery, and equipment is provided on the straight-line method over the estimated useful lives ranging from 20 to 40 years for buildings and
five to 20 years for machinery and equipment.   Repairs and maintenance are
expensed as incurred.

Goodwill

     Goodwill represents cost in excess of fair values assigned to the underlying net assets of acquired businesses. Under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", goodwill is subject to impairment testing which compares carrying values to fair values and, when appropriate, the carrying value of these assets is required to be reduced to fair value. The Company performs its annual impairment assessment as of the first day of the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. For testing purposes, the Company uses components of its reporting segments; components of a segment having similar economic characteristics are combined. No impairment loss resulted from the 2004 or 2003 annual tests performed under SFAS No. 142; however, as discussed in Note 4, an impairment charge was recognized in the first quarter of 2004. There can be no assurance that additional goodwill impairment will not occur in the future.

Self Insurance Accruals

     The Company is primarily self insured for workers' compensation claims and benefits paid under employee health care programs. Accruals are primarily based on estimated undiscounted cost of claims, which includes incurred-but-not-reported claims and are classified as accrued wages and other employee costs.

Environmental Reserves and Environmental Expenses

     The Company recognizes an environmental liability when it is probable the liability exists and the amount is reasonably estimable. The Company estimates the duration and extent of its remediation obligations based upon reports of outside consultants; internal analyses of clean-up costs, ongoing monitoring costs, and estimated legal fees; communications with regulatory agencies; and changes in environmental law. If the Company were to determine that its estimates of the duration or extent of its environmental obligations were no longer accurate, the Company would adjust its environmental liabilities accordingly in the period that such determination is made. Estimated future expenditures for environmental remediation are not discounted to their present value. Accrued environmental liabilities are not reduced by potential insurance reimbursements.

     Environmental expenses that relate to ongoing operations are included as a component of cost of goods sold. Environmental expenses related to certain non-operating properties are classified as a non-operating expense on the consolidated statements of income.

Earnings Per Share

     Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options calculated using the treasury stock method.

Income Taxes

     Deferred tax assets and liabilities are recognized on the difference between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. The Company records a valuation allowance to reduce its deferred tax asset to the amount it believes is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on the Company's judgment, estimates, and assumptions regarding those future events. In the event the Company were to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would increase the valuation allowance through a charge to income tax expense in the period that such determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future, in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made.

Stock-Based Compensation

     The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related Interpretations. No stock-based employee compensation expense is reflected in net income because the exercise price of the Company's incentive employee stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

(In thousands, except per share data)
                                            2004          2003          2002
Net income                              $   79,416    $   45,381    $   77,992
SFAS No. 123 compensation
  expense, net of income taxes              (2,114)       (2,028)       (2,485)
                                         ---------     ---------     ---------
SFAS No. 123 pro forma
  net income                            $   77,302    $   43,353    $   75,507
                                         =========     =========     =========

Pro forma earnings per share:
   Basic                                $     2.19    $     1.27    $     2.22
   Diluted                              $     2.09    $     1.18    $     2.04

Earnings per share, as reported:
   Basic                                $     2.25    $     1.32    $     2.29
   Diluted                              $     2.15    $     1.23    $     2.11


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

Derivative Instruments and Hedging Activities

     The Company has utilized forward contracts to manage the volatility related to purchases of copper and natural gas, and certain transactions denominated in foreign currencies. In addition, the Company has reduced its exposure to increases in interest rates by entering into an interest rate swap contract. These contracts have been designated as cash flow hedges. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), the Company has recorded the fair value of these contracts in the Consolidated Balance Sheet. The related gains and losses on the contracts are deferred in stockholders' equity as a component of comprehensive income. With respect to the copper and natural gas contracts, deferred gains and losses are recognized in cost of goods sold in the period in which the related sales or consumption of the commodities are recognized. Deferred gains and losses on foreign currency contracts are recognized in selling, general, and administrative expense in the period in which the foreign sales are collected. Deferred gain or loss on the interest rate swap contract is recognized in interest expense in the period in which the related interest payment being hedged is expensed. To the extent that the changes in the fair value of the contracts do not perfectly offset the changes in the present value of the hedged transactions, that ineffective portion is immediately recognized in earnings. Gains and losses recognized by the Company related to the ineffective portion of its hedging instruments, as well as gains and losses related to the portion of the hedging instruments excluded from the assessment of hedge effectiveness, were not material to the Company's Consolidated Financial Statements. Should these contracts no longer meet hedge criteria in accordance with SFAS No. 133, either through lack of effectiveness or because the hedged transaction is not probable of occurring, all deferred gains and losses related to the hedge will be immediately reclassified from accumulated other comprehensive income into earnings.

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

     At December 25, 2004, the Company held open forward commitments to purchase approximately $0.7 million of copper and approximately $1.3 million of natural gas in the next three months.

Fair Value of Financial Instruments

     The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments. Primarily using market yields, the fair value of the Company's debt instruments were estimated to be $307.5 million and $15.5 million at December 25, 2004 and December 27, 2003, respectively. The fair value of the Company's interest rate swap contract was approximately $0.7 million at December 25, 2004. This value represents the estimated amount the Company would need to pay if such contract were terminated before maturity, principally resulting from market interest rate decreases. The contracted rates on committed forward contracts do not exceed the market rates for similar term contracts at December 25, 2004. The Company estimates the fair value of contracts by obtaining quoted market prices.

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

Recently Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. The Company is required to adopt the provisions of SFAS No. 123(R) effective as of the beginning of the third quarter of 2005. SFAS No. 123(R) provides alternative methods of adoption which include prospective application and a modified retroactive application. The Company is currently evaluating the financial impact, including the available alternatives of adoption, of SFAS No. 123(R). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in 2004 for such excess tax deductions was $31.8 million.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Cost". This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for inventory cost incurred during fiscal years beginning after June 15, 2005. This statement will be considered and adopted by the Company at the appropriate future point in time. The Company is currently assessing the impact of adopting SFAS No. 151 to its consolidated results of operations.

Reclassifications

     Certain amounts in the prior years Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Note 2 - Inventories

(In thousands)
                                                        2004           2003
Raw material and supplies                          $    34,270    $    22,261
Work-in-process                                         24,201         20,395
Finished goods                                         129,382         97,892
                                                    ----------     ----------
Inventories                                        $   187,853    $   140,548
                                                    ==========     ==========

       Inventories valued using the LIFO method totaled $36.5 million at December 25, 2004 and $34.2 million at December 27, 2003. At December 25, 2004 and December 27, 2003 the approximate FIFO cost of such inventories was $64.4 million and $42.0 million, respectively.

Note 3 - Property, Plant, and Equipment, Net

(In thousands)
                                                        2004           2003
Land and land improvements                         $     9,431    $     8,753
Buildings                                               97,679         90,279
Machinery and equipment                                497,591        466,006
Construction in progress                                 5,479         16,976
                                                    ----------     ----------
                                                       610,180        582,014
Less accumulated depreciation                         (274,570)      (236,477)
                                                    ----------     ----------
Property, plant, and equipment, net                $   335,610    $   345,537
                                                    ==========     ==========

Note 4 - Goodwill

     The changes in the carrying amount of goodwill were as follows:

(In thousands)
                                         Standard      Industrial
                                         Products      Products
                                         Division      Division        Total
Balance at December 28, 2002            $   94,859    $   10,692    $  105,551
Adjustments to the fair value of
  businesses acquired during 2002             (789)           87          (702)
                                         ---------     ---------     ---------
Balance at December 27, 2003                94,070        10,779       104,849
Goodwill resulting from
  acquisitions during the year              33,013             -        33,013
Impairment charge                                -        (2,279)       (2,279)
Foreign currency translation adjustment      1,032             -         1,032
                                         ---------     ---------     ---------
Balance at December 25, 2004            $  128,115    $    8,500    $  136,615
                                         =========     =========     =========

     The results of the Company's wholly owned subsidiary Overstreet-Hughes Co., Inc. (Overstreet-Hughes) have not met expectations. Initiatives to improve performance have not been successful. Furthermore, Overstreet-Hughes' primary customer has announced the closure of its facility that consumes the majority of Overstreet-Hughes' output. Consequently, during 2004, the Company recognized a $3.9 million non-cash impairment charge related to Overstreet-Hughes and reduced its goodwill by $2.3 million and its carrying cost in long-lived assets by $1.6 million, its best estimate of fair value. This estimate was determined based on a discounted cash flow method.

Note 5 - Long-Term Debt

(In thousands)
                                                        2004           2003
6% Subordinated Debentures, due 2014               $   299,492    $         -
2001 Series IRBs with interest at
  6.63%, due 2021                                       10,000         10,000
Other, including capitalized
  lease obligations                                      6,486          4,272
                                                    ----------     ----------
                                                       315,978         14,272
Less current portion of long-term debt                  (5,328)        (2,835)
                                                    ----------     ----------
Long-term debt                                     $   310,650    $    11,437
                                                    ==========     ==========

     On October 26, 2004, as part of a Special Dividend, the Company issued $299.5 million in principal amount of its 6% Subordinated Debentures (the Debentures) due November 1, 2014. Interest on the Debentures is payable semi-annually on May 1 and November 1, commencing May 1, 2005. The Debentures may be redeemed in whole at any time or in part from time to time at the option of the Company at the following redemption price (expressed as a percentage of principal amount) plus any accrued but unpaid interest to, but excluding, the redemption date:

If redeemed during the 12-month period beginning October 26,
         Year                                          Redemption Price
         2004                                           105%
         2005                                           104
         2006                                           103
         2007                                           102
         2008                                           101
         2009 and thereafter                            100

     The Company has a Credit Agreement (the Agreement) with a syndicate of banks establishing an unsecured $150 million revolving credit facility (the Credit Facility) which matures in November 2007. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) LIBOR plus a variable premium or (ii) the greater of Prime or the Federal Funds rate plus .50 percent. LIBOR advances may be based upon the one, two, three, or six-month LIBOR. The variable premium over LIBOR is based on certain financial ratios, and can range from 37.5 to 67.5 basis points. At December 25, 2004, the premium was 60 basis points. Additionally, a facility fee is payable quarterly on the total commitment and varies from 12.5 to 20.0 basis points based upon the Company's capitalization ratio. Availability of funds under the Credit Facility is reduced by the amount of certain outstanding letters of credit, which totaled approximately $9.0 million at December 25, 2004. There were no borrowings outstanding as of December 25, 2004.

     Borrowings under the Agreement require the Company, among other things, to maintain certain minimum levels of net worth and meet certain minimum financial ratios. At December 25, 2004 the Company was in compliance with all debt covenants.

     Aggregate annual maturities of the Company's debt are $5.3 million, $0.4 million, $0.3 million, $0.2 million, and $0.1 million for the years 2005 through 2009 respectively, and $309.7 million thereafter. Interest paid in 2004, 2003, and 2002 was $1.1 million, $1.2 million, and $1.6 million, respectively. No interest was capitalized in 2004, 2003, or 2002.

     The Company has guarantees which are letters of credit issued by the Company generally to guarantee the payment of insurance deductibles and retiree health benefits. The terms of the Company's guarantees are generally one year but are renewable annually as required. The maximum potential amount of future payments the Company could be required to make under its guarantees at December 25, 2004 was $9.1 million.

Note 6 - Stockholders' Equity

     On October 26, 2004, the Company distributed a Special Dividend consisting of $6.50 in cash and $8.50 in the principal amount of the Company's 6% Subordinated Debentures due 2014 for each share of Common Stock. Additionally, the Company paid regular quarterly cash dividends of 10 cents per share per quarter in 2004.

     The Company's shareholder rights plan expired on November 10, 2004, and was not renewed. This plan was established on November 10, 1994; the Company declared a dividend distribution of one Right for each outstanding share of the Company's Common Stock. Under certain circumstances, each Right entitled the holder to purchase one unit consisting of one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $160 per unit, subject to adjustment.

     The Company's Board of Directors has authorized the repurchase, until October 2005, of up to 10 million shares of the Company's Common Stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through December 25, 2004, the Company had repurchased approximately
2.4 million shares under this authorization.

     Components of accumulated other comprehensive income (loss) are as follows:

(In thousands)
                                                        2004           2003
Cumulative foreign currency translation adjustment $    16,275    $     7,715
Minimum pension liability, net of income tax           (12,842)       (12,840)
Unrealized derivative losses, net of income tax           (348)          (461)
                                                    ----------     ----------
Accumulated other comprehensive income (loss)      $     3,085    $    (5,586)
                                                    ==========     ==========


     The change in cumulative foreign currency translation adjustment primarily relates to the Company's investment in its U.K. subsidiaries and fluctuations in exchange rates between the British pound sterling and the U.S. dollar. The value of the British pound increased by approximately 8.6 percent compared with the U.S. dollar during 2004.

Note 7 - Income Taxes

       The components of income from continuing operations before income taxes were taxed under the following jurisdictions:

(In thousands)
                                            2004          2003          2002
Domestic                                $  115,488    $   60,937    $   90,667
Foreign                                       (130)       (9,501)       (2,200)
                                         ---------     ---------     ---------
Income from continuing operations
   before income taxes                  $  115,358    $   51,436    $   88,467
                                         =========     =========     =========

       Income tax expense attributable to continuing operations consists of the following:

(In thousands)
                                            2004          2003          2002
Current tax expense:
   Federal                              $   30,920    $    4,928    $    6,917
   Foreign                                     642         1,744           287
   State and local                           1,669           830           400
                                         ---------     ---------     ---------
Current tax expense                         33,231         7,502         7,604
                                         ---------     ---------     ---------

Deferred tax expense (benefit):
   Federal                                   3,020           504         9,215
   Foreign                                    (182)         (869)          137
   State and local                            (127)           78           334
                                         ---------     ---------     ---------
Deferred tax expense (benefit)               2,711          (287)        9,686
                                         ---------     ---------     ---------
Income tax expense                      $   35,942    $    7,215    $   17,290
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

     The difference between the reported income tax expense and a tax determined by applying the applicable U.S. federal statutory income tax rate to income from continuing operations before income taxes is reconciled as follows:

(In thousands)
                                            2004          2003          2002
Expected income tax expense             $   40,375    $   18,003    $   30,964
State and local income tax,
  net of federal benefit                     1,160           618           594
Foreign income taxes                          (652)          220         1,330
Valuation allowance                         (2,605)      (12,190)      (14,928)
Other, net                                  (2,336)          564          (670)
                                         ---------     ---------     ---------
Income tax expense                      $   35,942    $    7,215    $   17,290
                                         =========     =========     =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


(In thousands)
                                                        2004           2003
Deferred tax assets:
  Accounts receivable                              $     1,250    $     1,640
  Inventories                                            1,641          1,523
  Pension, OPEB, and accrued items                      11,466         11,103
  Other reserves                                         8,818          8,035
  Net operating loss carryforwards                      10,956         10,175
  Capital loss carryforwards                               445          1,780
  Foreign tax credits                                        -          2,119
  Alternative minimum tax
    credit carryforwards                                     -          4,026
  Other                                                    846             32
                                                    ----------     ----------

Total deferred tax assets                               35,422         40,433

Less valuation allowance                               (12,880)       (15,485)
                                                    ----------     ----------

Deferred tax assets, net of
  valuation allowance                                   22,542         24,948
                                                    ----------     ----------

(In thousands)
                                                        2004           2003
Deferred tax liabilities:
  Property, plant, and equipment                        73,321         72,884
  Other                                                  1,424          1,408
                                                    ----------     ----------
Total deferred tax liabilities                          74,745         74,292
                                                    ----------     ----------
Net deferred tax liability                         $   (52,203)   $   (49,344)
                                                    ==========     ==========

     As of December 25, 2004, the Company had utilized all recognized domestic net operating loss carryforwards, alternative minimum tax credit carryforwards and foreign tax credit carryforwards. As of December 25, 2004, the Company had $1.3 million of capital loss carryforward of which $1.0 million expires in 2005 and $0.3 million expires in 2006.

     As of December 25, 2004, the Company had foreign net operating loss carryforwards (foreign NOLs), primarily from U.K. operations, available to offset $36.5 million of foreign subsidiary income. These foreign NOLs have not been recognized, and are available to offset foreign subsidiary income over an indefinite period.

     The reduction of the valuation allowance in 2004 was primarily the result of recognition of a deferred income tax benefit upon the closure of open tax years, a reduction of the estimated valuation allowance for foreign tax credit carryforwards, and a reduction of the allowance associated with capital loss carryforwards used to offset capital gains from the sale of non-operating property.

     During 2003, the Company recognized a deferred income tax benefit, upon the closure of the open tax year, by reducing a valuation allowance of $9.3 million related to an operating loss resulting from the 1999 sale of a subsidiary. Realization of the tax benefit occurred during the year of sale.

     During 2002, the Company realized capital gains totaling approximately $41.4 million, primarily from the sale of Utah Railway Company. Existing capital loss carryforwards, which for financial reporting purposes were entirely reserved by a valuation allowance, were used to offset the 2002 capital gains. The income tax benefit of approximately $14.9 million generated by eliminating this valuation allowance was recognized in 2002 as a reduction to income taxes provided for continuing operations in accordance with SFAS No.
109. No income tax expense was included in the operation of discontinued operations in 2003 whereas $2.7 million was included in 2002.

     Income taxes paid (refunded) were approximately $5.0 million in 2004, $0.8 million in 2003, and $(0.2) million in 2002.

     The American Jobs Creation Act provides a new deduction for domestic manufacturers. The new deduction phases into effect during the period from 2005 to 2010. The benefit from this deduction in 2005 is expected to be immaterial.

Note 8 - Other Current Liabilities

     Included in other current liabilities at year-end were accrued discounts and allowances of $29.6 million at December 25, 2004, and $24.0 million at December 27, 2003, and taxes payable of $13.6 million at December 25, 2004, and $15.5 million at December 27, 2003.

Note 9 - Employee Benefits

     The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees. In 2004, the Company changed its accounting principle by accelerating the date for actuarial measurement of its obligation for certain pension plans from year-end to November 30. The Company believes the one-month acceleration of the measurement date is a preferred change as it allows time for management to evaluate and report the actuarial pension measurements as well as evaluate those results in funding decisions. The effect of the change on the obligation and assets of the pension plans did not have a material cumulative effect on pension expense or accrued benefit cost.

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and the fair value of the plans' assets over the two-year period ending December 25, 2004, and a statement of the plans' funded status as of December 25, 2004 and December 27, 2003:

(In thousands)
                                 Pension Benefits          Other Benefits
                                2004         2003         2004         2003
Change in benefit
  obligation:
   Obligation at
      beginning of year      $ 132,342    $ 120,654    $  10,756    $  10,729
   Service cost                  1,972        1,766            5            5
   Interest cost                 7,972        7,495          649          694
   Participant contributions       403          351            -            -
   Plan amendments                 281            -            -            -
   Actuarial loss                2,912        3,766           99          146
   Benefit payments             (6,116)      (6,234)        (709)        (818)
   Settlement                        -          (67)           -            -
   Foreign currency
      translation adjustment     4,450        4,611            -            -
                              --------     --------     --------     --------
Obligation at end of year    $ 144,216    $ 132,342    $  10,800    $  10,756
                              ========     ========     ========     ========

(In thousands)
                                 Pension Benefits          Other Benefits
                                2004         2003         2004         2003
Change in fair value
  of plan assets:
   Fair value of plan
      assets at beginning
      of year                $ 114,889    $  98,251    $       -    $       -
   Actual return on
      plan assets               12,428       18,535            -            -
   Employer contributions        1,237        1,047          709          818
   Participant contributions       403          351            -            -
   Benefit payments             (6,116)      (6,234)        (709)        (818)
   Settlement                        -          (67)           -            -
   Foreign currency
      translation adjustment     2,983        3,006            -            -
                              --------     --------     --------     --------
Fair value of plan assets
  at end of year             $ 125,824    $ 114,889    $       -    $       -
                              ========     ========     ========     ========
Funded status:
   Funded (underfunded)
      status at end of year  $ (18,392)   $ (17,453)   $ (10,800)   $ (10,756)
   Unrecognized prior
      service cost               2,570        2,664          (72)         (80)
   Unrecognized gain            17,729       17,765        2,774        2,817
                              --------     --------     --------     --------
Net amount recognized        $   1,907    $   2,976    $  (8,098)   $  (8,019)
                              ========     ========     ========     ========

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with benefit obligations in excess of plan assets were $114.2 million, $112.5 million, and $91.7 million, respectively, as of December 25, 2004, and $104.6 million, $103.1 million, and $84.1 million, respectively, as of December 27, 2003.

     The following table provides the amounts recognized in the Consolidated Balance Sheets as of December 25, 2004 and December 27, 2003:

(In thousands)
                                 Pension Benefits          Other Benefits
                                2004         2003         2004         2003
Prepaid benefit cost         $   8,664    $   8,203    $       -    $       -
Accrued benefit liability      (19,611)     (18,077)      (8,098)      (8,019)
Accumulated other
  comprehensive income          12,854       12,850            -            -
                              --------     --------     --------     --------

Net amount recognized        $   1,907    $   2,976    $  (8,098)   $  (8,019)
                              ========     ========     ========     ========

     The components of net periodic benefit cost (income) are as follows:

(In thousands)
                                            2004          2003          2002
Pension benefits:
   Service cost                         $    1,972    $    1,766    $    1,354
   Interest cost                             7,972         7,495         7,407
   Expected return on
      plan assets                           (9,125)       (7,724)       (9,061)
   Amortization of prior
      service cost                             373           491           856
   Amortization of net loss (gain)             963         1,327          (714)
                                         ---------     ---------     ---------
Net periodic benefit
  cost (income)                         $    2,155    $    3,355    $     (158)
                                         =========     =========     =========
Other benefits:
   Service cost                         $        5    $        5    $        5
   Interest cost                               649           694           853
   Amortization of prior
      service cost                              (8)           (8)           (8)
   Amortization of net gain                    142           120           122
                                         ---------     ---------     ---------
Net periodic benefit cost               $      788    $      811    $      972
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

     The assumptions used in the measurement of the Company's benefit obligations are as follows:

                                 Pension Benefits          Other Benefits
                                2004         2003         2004         2003
Weighted average
  assumptions:
   Discount rate                5.91%        6.08%        6.00%        6.25%
   Expected return
      on plan assets            8.06%        8.07%        N/A          N/A
   Rate of compensation
      increases                 4.50%        4.25%        N/A          N/A

     The assumptions used in the measurement of the Company's net periodic benefit cost are as follows:

                                    Pension Benefits         Other Benefits
                                  2004    2003    2002    2004    2003    2002
Weighted average
  assumptions:
   Discount rate                 6.08%   6.42%   7.25%   6.25%   6.75%   6.75%
   Expected return
      on plan assets             8.07%   8.05%   8.10%    N/A     N/A     N/A
   Rate of compensation
      increases                  4.25%   4.00%   4.25%    N/A     N/A     N/A

     Only one pension plan uses the rate of compensation increase in its benefit formula. All other pension plans are based on length of service.

     The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to range from 7.4 to
9.9 percent for 2004, gradually decrease to 4.5 percent for 2011, and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation by $899 thousand and the service and interest cost components of net periodic postretirement benefit costs by $56 thousand for 2004. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation and the service and interest cost components of net periodic postretirement benefit costs for 2004 by $820 thousand and $52 thousand, respectively. The impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 has been determined to be immaterial.

     The weighted average asset allocation of the Company's pension fund assets are as follows:

Asset Category                                          Pension Plan Assets
                                                        2004           2003
Equity securities                                        71%            71%
Index funds                                              10             10
Debt securities                                           4              6
Cash and equivalents                                      4              2
Other                                                    11             11
                                                    -------        -------
                                                        100%           100%
                                                    =======        =======

     The measurement date for the majority of the plans is November 30.

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

     The plans' assets do not include investment in securities issued by the Company. The Company expects to contribute approximately $1.3 million to its pension plans and $0.8 million to its other postretirement benefit plans in 2005. The Company expects future benefits to be paid as follows:

(In thousands)
                                                   Pension         Other
                                                   Benefits       Benefits
2005                                               $  7,524       $    821
2006                                                  7,499            835
2007                                                  7,587            838
2008                                                  7,584            842
2009                                                  7,666            840
2010-2014                                            41,857          3,975
                                                    -------        -------

Total                                              $ 79,717       $  8,151
                                                    =======        =======

     The Company sponsors voluntary employee savings plans that qualify under
Section 401(k) of the Internal Revenue Code of 1986. Compensation expense for the Company's matching contribution to the 401(k) plans was $2.0 million in 2004, 2003 and in 2002. The Company's match is a cash contribution. Participants direct the investment of their account balances by allocating among a range of asset classes including mutual funds (equity, fixed income, and balanced funds), and money market funds. The plans do not offer direct investment in securities issued by the Company.

     In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the
Act) was enacted. The Act mandates a method of providing for postretirement benefits to UMWA current and retired employees, including some retirees who were never employed by the Company. In October 1993, beneficiaries were assigned to the Company and the Company began its mandated contributions to the UMWA Combined Benefit Fund, a multiemployer trust. Beginning in 1994, the Company was required to make contributions for assigned beneficiaries under an additional multiemployer trust created by the Act, the UMWA 1992 Benefit Plan. The ultimate amount of the Company's liability under the Act will vary due to factors which include, among other things, the validity, interpretation, and regulation of the Act, its joint and several obligation, the number of valid beneficiaries assigned, and the extent to which funding for this obligation will be satisfied by transfers of excess assets from the 1950 UMWA pension plan and transfers from the Abandoned Mine Reclamation Fund. Nonetheless, the Company believes it has an adequate reserve for this liability which totaled $6.1 million in 2004 and $6.3 million in 2003.

     The Company maintains a nonqualified, deferred compensation plan, which permits certain management employees to annually elect to defer, on a pretax basis, a portion of their compensation. The deferred benefit to be provided is based on the amount of compensation deferred and earnings on the deferrals. Effective January 1, 2005, deferrals ceased. The Company has invested in certain assets to assist in funding this plan. The fair value of these assets, included in other assets, was $7.7 million at December 25, 2004 and $6.7 million at December 27, 2003.

     The Company makes contributions to certain multiemployer defined benefit pension plan trusts that cover union employees based on collective bargaining agreements. Contributions by employees are not required nor are they permitted. Pension expense under the multiemployer defined benefit pension plans was $0.4 million for 2004, and $0.3 million for 2003, and 2002.

Note 10 - Commitments and Contingencies

     The Company is subject to environmental standards imposed by federal, state, local, and foreign environmental laws and regulations. For non-operating properties, the Company has provided and charged to income $1.0 million in 2004, $1.2 million in 2003, and $1.6 million in 2002 for pending environmental matters. The basis for the provision is updated information and results of ongoing remediation and monitoring programs. Environmental reserves total $9.5 million in 2004 and $9.6 million in 2003. These estimated future costs, which will be funded in future years as remediation programs progress, are not discounted to their present value and are not reduced by potential insurance reimbursements. Management believes that the outcome of pending environmental matters will not materially affect the financial position or results of operations of the Company.

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

     The Company has been named as a defendant in several purported class action complaints brought by direct and indirect purchasers alleging anticompetitive activities with respect to the sale of copper plumbing tubes and arising out of conduct allegedly occurring in Europe. Two such purported class actions are pending in the United States District Court for the Western District of Tennessee (the Federal Actions), four are pending in the Superior Court of the State of California, County of San Francisco (the California Actions), and one is pending in the Circuit Court for Shelby County, Tennessee (with the Federal Actions and the California Actions, the Actions). Wholly owned Company subsidiaries, WTC Holding Company, Inc., Deno Holding Company, Inc., and Mueller Europe Ltd. are named in all of the Actions, and Deno Acquisition Eurl is named in all but one of the Actions. All of the Actions, which are similar, seek declaratory and monetary relief. Plaintiffs' motions to consolidate and for appointment of lead counsel in the Federal Actions and plaintiffs' motion to consolidate the California Actions has been granted. The Company has not yet been required to respond to any of the complaints in the Actions. The Company believes that the claims for relief in the Actions are without merit and intends to defend the Actions vigorously.

     The Company is aware of investigations of competition in certain markets In which it participates, or has participated in the past, in Europe and Canada. The Company has not been fined as a result of any such investigations and does not anticipate any material adverse effect on its business or financial condition as a result of the European Commission's action or other investigations.

     The Company leases certain facilities and equipment under operating leases expiring on various dates through 2011. The lease payments under these agreements aggregate to approximately $5.8 million in 2005, $4.6 million in 2006, $3.5 million in 2007, $2.7 million in 2008, $1.1 million in 2009, and
$1.2 million thereafter. Total lease expense amounted to $7.2 million in 2004, $7.0 million in 2003, and $10.6 million in 2002.

     The Company has assessed its risk and provided estimated accruals for various potential tax matters in a number of jurisdictions. The ultimate amount of the liabilities, if any, may vary, however, the Company believes it has adequate reserves for its assessed risk.

     The Company (1) entered into consulting and non-compete agreements (the Agreements) with Harvey L. Karp, Chairman of the Board, and William D. O'Hagan, Chief Executive Officer, and (2) amended Mr. Karp's employment agreement with the Company. The amendment to Mr. Karp's employment agreement eliminates the three-year rolling term of the agreement and imposes a fixed term ending on December 31, 2007. The Agreements provide for post-employment services to be provided by Messrs. Karp and O'Hagan for a six-year period. During the first four years of the Agreements, an annual fee equal to two-thirds of each executive's Final Base Compensation (as defined in his agreement) will be payable. During the final two years, the annual fee is set at one-third of each Executive's Final Base Compensation. During the term of the Agreements, each executive agrees not to engage in Competitive Activity (as defined in the Agreements) and will be entitled to receive certain other benefits from the Company. The term of Mr. O'Hagan's Agreement will commence upon Mr. O'Hagan's termination of employment by the Company without Cause (as defined in his current employment agreement) or his voluntary resignation from employment with the Company for Good Reason (as defined in his current employment agreement). The term of Mr. Karp's Agreement will commence on the earlier of January 1, 2008 (the day following the end of his fixed employment term) or his termination of employment by the Company without Cause (as defined in his employment agreement) or his voluntary resignation for Good Reason (as defined in his employment agreement). Based upon the value of the non-compete provisions of the Agreements, the Company will expense the value of the Agreements over their term.

Note 11 - Other Income, Net

(In thousands)
                                            2004          2003          2002
Rent and royalties                      $    1,773    $    2,821    $    2,364
Interest income                              2,385         2,466         3,111
Gain (Loss) on disposal of
   properties, net                           5,729          (290)          485
Minority interest in income
   of subsidiaries                             (43)         (152)         (150)
Environmental expense                         (976)       (1,165)       (1,639)
Equity in loss of
   unconsolidated subsidiary                (2,026)         (460)            -
                                         ---------     ---------     ---------
Other income, net                       $    6,842    $    3,220    $    4,171
                                         =========     =========     =========

Note 12 -Stock Options

     The Company follows APB No. 25 in accounting for its stock options. Under APB No. 25, no compensation expense is recognized because the exercise price of the Company's incentive stock options equals the market price of the underlying stock on the date of grant.

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

     The income tax benefit associated with the exercise of stock options reduced income taxes payable, classified as other current liabilities, by $31.8 million in 2004, $18 thousand in 2003, and $13.2 million in 2002. Such benefits are reflected as additions directly to additional paid-in capital and, therefore, have no effect on the Company earnings.

     Concurrent with the Company's recapitalization by Special Dividend, outstanding stock options were adjusted. This equitable adjustment involved an adjustment to the number of shares subject to each outstanding option and an adjustment to the option price. The objective of these adjustments was to maintain the option holders' intrinsic value following issuance of the Special Dividend.

     A summary of the Company's stock option activity and related information follows:

(Shares in thousands)
                                                             Weighted Average
                                                  Options     Exercise Price
Outstanding at December 29, 2001                      4,936      $    7.15
   Granted                                              261          31.79
   Exercised                                         (1,255)          2.80
   Expired, cancelled, or surrendered                   (21)         30.39
                                                   --------
Outstanding at December 28, 2002                      3,921          10.06
   Granted                                              281          25.66
   Exercised                                            (24)         21.78
   Expired, cancelled, or surrendered                   (53)         28.92
                                                   --------
Outstanding at December 27, 2003                      4,125          10.82
   Granted                                              479          20.77
   Exercised                                         (3,247)          5.90
   Expired, cancelled, or surrendered                   (68)         26.40
   Equitable adjustment to outstanding options          493
                                                   --------
Outstanding at December 25, 2004                      1,782          18.78
                                                   ========

Options exercisable at:
   December 28, 2002                                  3,410      $    7.24
   December 27, 2003                                  3,554           8.03
   December 25, 2004                                    759          18.32


     After the equitable adjustment, exercise prices for stock options outstanding at December 25, 2004, ranged from $9.16 to $23.80. The weighted average remaining life of the 1.8 million shares is 7.0 years. The weighted average fair value per option granted was $8.98 in 2004, $10.06 in 2003, and $12.49 in 2002.

     Mr. Harvey L. Karp, Chairman of the Company's Board of Directors, Exercised options to purchase 2.4 million shares of Company stock during 2004, none during 2003, and 1.2 million shares during 2002. As provided in Mr. Karp's option agreement, the Company withheld the number of shares, at their fair market value, sufficient to cover the minimum withholding taxes incurred by the exercise. These shares withheld have been classified as acquisition of treasury stock in the Company's Consolidated Financial Statements.

     As of December 25, 2004, the Company had reserved 1.4 million shares of its Common Stock for issuance pursuant to certain stock option plans.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value for these options at the date of grant was estimated assuming weighted average expected life of the options of six years, and dividend yield of 1.3 percent in 2004 and no dividend payments in 2003 and 2002. The weighted average risk free interest rate used in the model was 2.99 percent for 2004, 3.81 percent for 2003, and 3.44 percent for 2002. The volatility factor of the expected market value of the Company's Common Stock was 0.274 in 2004, 0.331 in 2003, and
0.344 in 2002.

     The pro forma information was determined using the Black-Scholes option valuation model. Option valuation models require highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information is included in the Summary of Significant Accounting Policies.

Note 13 - Acquisitions and Investments

     On August 27, 2004, the Company acquired 100 percent of the outstanding stock of Vemco Brasscapri Limited (Vemco). Vemco, located in Wellington, Somerset, England, is an import distributor of plumbing products with annual sales of approximately $26 million to plumbers' merchants and builders' merchants throughout the U. K. Total consideration paid at closing was approximately $14.6 million.

     On December 14, 2004, the Company acquired shares in seven companies and inventory of another (collectively Mueller Comercial S.A.) for an aggregate of $42.3 million, subject to closing adjustments, including $3.0 million for a contingent earn-out payment held in escrow at year-end. These operations include pipe nipple manufacturing in Mexico and import distribution businesses which product lines include malleable iron fittings and other plumbing specialties. The combined sales of Mueller Comercial S.A. are approximately $60 million annually.

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

     These acquisitions were accounted for using the purchase method of accounting. Therefore, the results of operations of the acquired businesses were included in the Company's Consolidated Financial Statements from their respective acquisition dates. The purchase price for these acquisitions, which was financed by available cash balances, has been allocated to the assets of the acquired businesses based on their respective fair market values. The purchase price of Mueller Comercial S.A. has been preliminarily allocated to the acquired assets based on their estimated fair market value awaiting additional information including appraisals of long-lived assets. Final allocations to the acquired assets and liabilities assumed, as well as resolution of the contingent earn-out will result in future adjustments to goodwill.

     The total fair value of assets acquired in 2004 was $80.9 million, consisting primarily of receivables of $20.7 million, inventories of $18.9 million, and properties of $8.4 million. The fair value of liabilities assumed in 2004 was $22.3 million, consisting primarily of $8.3 million of notes payable and $14.0 million of accounts payable and other current liabilities. The excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed of $33.0 million was allocated to goodwill of the Standard Products Division as these acquisitions will broaden the Company's product line in the U.K. and Mexico and should provide opportunities to leverage our manufacturing operations. This goodwill is not deductible for tax purposes.

     During 2002, the Company acquired an equity interest in Conbraco Industries, Inc. for $7.3 million in cash; early in 2003, the Company acquired an additional interest for $10.8 million. Conbraco is a manufacturer of flow control products including ball valves, backflow preventers, and plumbing and heating products for commercial and industrial applications. The Company's interest totaled 39 percent of Conbraco's equity at December 25, 2004. This investment is accounted for by the equity method of accounting, and is included in the other assets classification in the Consolidated Balance Sheets. A provision of $2.3 million was assessed in 2004 for certain federal income tax audit exposures of Conbraco. If an IRS proposed settlement is approved, a reduction of that provision may be recognized.

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

     Operating results of discontinued operations were as follows:

(In thousands)
                                                 2003          2002
Net sales:
   Utah Railway Company                      $        -    $   15,394
   Mueller Europe S.A.                            2,323        49,767
                                              ---------     ---------
                                             $    2,323    $   65,161
                                              =========     =========

Income (loss) before income taxes:
   Utah Railway Company                      $        -    $    7,482
   Mueller Europe S.A.                             (539)       (5,682)
                                              ---------     ---------
                                             $     (539)   $    1,800
                                              =========     =========

Net income (loss):
   Utah Railway Company                      $        -    $    4,812
   Mueller Europe S.A.                             (539)       (5,698)
                                              ---------     ---------
                                             $     (539)   $     (886)
                                              =========     =========

Note 15 - Industry Segments

     The Company's reportable segments include its Standard Products Division
(SPD) and its Industrial Products Division (IPD). These segments are classified primarily by the markets for their products. Performance of segments is generally evaluated by their operating income.

     SPD manufactures copper tube and fittings, plastic fittings, line sets, steel nipples, cut pipe, and merchant couplings. These products are manufactured in the U.S., Europe, and Mexico. SPD also imports and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products. SPD's products are sold primarily to plumbing and air-conditioning wholesalers, hardware wholesalers and co-ops, and building product retailers.

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

     Worldwide sales to one customer from the Standard Products Division totaled $170.1 million in 2004, $111.0 million in 2003, and $101.0 million in 2002, which represented 12 percent in 2004 and 11 percent in 2003 and in 2002 of the Company's consolidated net sales. No other customer accounted for more than 10 percent of consolidated net sales.

SEGMENT INFORMATION:

(In thousands)
                                            2004          2003          2002
Net sales:
   Standard Products Division           $1,002,086    $  717,606    $  679,264
   Industrial Products Division            392,645       292,008       279,591
   Elimination of intersegment sales       (15,675)      (10,536)       (5,872)
                                         ---------     ---------     ---------
                                        $1,379,056    $  999,078    $  952,983
                                         =========     =========     =========

(In thousands)
                                            2004          2003          2002

Depreciation and amortization:
   Standard Products Division           $   28,309    $   26,038    $   24,975
   Industrial Products Division             11,158        11,023        10,539
   General corporate                         1,172         1,893         1,926
                                         ---------     ---------     ---------
                                        $   40,639    $   38,954    $   37,440
                                         =========     =========     =========

Operating income:
   Standard Products Division           $  108,265    $   54,123    $   78,964
   Industrial Products Division             20,562        11,672        20,353
   Unallocated expenses                    (16,337)      (16,411)      (13,561)
                                         ---------     ---------     ---------
                                        $  112,490    $   49,384    $   85,756
                                         =========     =========     =========

Expenditures for long-lived assets:
   Standard Products Division           $   74,536    $   21,465    $   27,400
   Industrial Products Division              2,338         5,623        11,558
                                         ---------     ---------     ---------
                                        $   76,874    $   27,088    $   38,958
                                         =========     =========     =========

Segment assets:
   Standard Products Division           $  691,404    $  594,236    $  594,516
   Industrial Products Division            179,926       159,303       171,315
   General corporate                        92,401       301,645       222,116
                                         ---------     ---------     ---------
                                        $  963,731    $1,055,184    $  987,947
                                         =========     =========     =========

GEOGRAPHIC INFORMATION:

(In thousands)
                                            2004          2003          2002
Net sales:
   United States                        $1,211,178    $  895,994    $  870,457
   Foreign                                 167,878       103,084        82,526
                                         ---------     ---------     ---------
                                        $1,379,056    $  999,078    $  952,983
                                         =========     =========     =========

Long-lived assets:
   United States                        $  416,206    $  437,182    $  443,295
   Foreign                                  92,194        47,647        44,305
                                         ---------     ---------     ---------
                                        $  508,400       484,829    $  487,600
                                         =========     =========     =========

Note 16 - Quarterly Financial Information (Unaudited)

(In thousands, except per share data)
                                First      Second       Third      Fourth
                               Quarter     Quarter     Quarter     Quarter
2004
Net sales                     $ 345,959   $ 380,822   $ 322,512   $ 329,763
Gross profit (1)                 64,930      77,102      59,324      62,088
Income from
   continuing operations         17,960(3)   27,048      18,754(4)   15,654(5)
Net income                       17,960      27,048      18,754      15,654
Basic earnings (loss)
   per share:
  From continuing operations       0.52        0.77        0.53        0.43
Basic earnings per share           0.52        0.77        0.53        0.43
Diluted earnings (loss)
   per share:
  From continuing operations       0.49        0.73        0.51        0.42
Diluted earnings per share         0.49        0.73        0.51        0.42
Dividends per share                0.10        0.10        0.10       15.10

2003
Net sales                     $ 232,022   $ 248,221   $ 251,053   $ 267,782
Gross profit (1)                 40,107      44,760      49,093      49,269
Income from
   continuing operations          4,460       8,979      19,737(2)   11,045
Loss from operations
   of discontinued operations,
   net of tax                      (539)          -           -           -
Gain on disposition of
   discontinued operations,
   net of tax                         -           -       1,699           -
Net income                        3,921       8,979      21,436      11,045
Basic earnings (loss)
   per share:
  From continuing operations       0.13        0.26        0.58        0.32
  From discontinued operations    (0.02)          -           -           -
  From sale of discontinued
   operations                         -           -        0.05           -
Basic earnings per share           0.11        0.26        0.63        0.32
Diluted earnings (loss)
   per share:
  From continuing operations       0.12        0.24        0.53        0.30
  From discontinued operations    (0.01)          -           -           -
  From sale of discontinued
   operations                         -           -        0.05           -
Diluted earnings per share         0.11        0.24        0.58        0.30

 (1) Gross profit is net sales less cost of goods sold, which excludes depreciation and amortization.
 (2) Third quarter of 2003 includes recognition of deferred tax benefit of $9.3 million.

 (3) First quarter of 2004 includes pre-tax recognition of $3.9 million non-cash impairment charge, $5.2 million non-operating gain on sale of property, and $3.3 million non-operating loss on equity of non-consolidated subsidiary.
 (4) Third quarter of 2004 includes recognition of deferred tax benefit of $2.8 million.
 (5) Fourth quarter of 2004 includes pre-tax benefit of $2.8 million resulting from changes in estimates of inventory reserves plus $1.7 million benefit from changes in estimated health care accrual rates.

Report of Independent Registered Public Accounting Firm

The Stockholders of Mueller Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Mueller Industries, Inc. as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 25, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mueller Industries, Inc. at December 25, 2004 and December 27, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 25, 2004, in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 9 to the consolidated financial statements, in 2004, the Company changed the measurement date for most of its pension plans from year-end to November 30.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mueller Industries Inc.'s internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report dated March 1, 2005 expressed an unqualified opinion thereon.

                                        /S/ERNST & YOUNG LLP

Memphis, Tennessee
March 1, 2005

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 25, 2004, December 27, 2003, and December 28, 2002 (In thousands)

                                                                         Additions
                                                              -------------------------------
                                          Balance at           Charged to                                                Balance
                                          beginning            costs and             Other                               at end
                                           of year              expenses           additions         Deductions          of year
                                         ------------         ------------        -----------       -----------       -----------
2004
Allowance for doubtful accounts          $      4,734         $      1,404        $       200       $     2,413       $     3,925

Environmental reserves                   $      9,560         $        976        $       659 (1)   $     1,692       $     9,503

Severance and related                    $         59         $          -        $         -       $        46       $        13

Other reserves (2)                       $        735         $         94        $         -       $       122       $       707

Valuation allowance for deferred
  tax assets                             $     15,485         $      1,479        $         -       $     4,084       $    12,880

2003
Allowance for doubtful accounts          $      6,443         $      3,172        $         -       $     4,881       $     4,734

Environmental reserves                   $      9,110         $      1,165        $     1,293 (1)   $     2,008       $     9,560

Severance and related                    $         13         $         46        $         -       $         -       $        59

Other reserves (2)                       $      1,721         $          -        $         -       $       986       $       735

Valuation allowance for deferred
  tax assets                             $     33,030         $      1,807        $         -       $    19,352 (3)   $    15,485

2002
Allowance for doubtful accounts          $      6,573         $        374        $         -       $       504       $     6,443

Environmental reserves                   $      9,203         $      1,739        $       543       $     2,375       $     9,110

Severance and related                    $         14         $          -        $         -       $         1       $        13

Other reserves (2)                       $      3,306         $          -        $       200       $     1,785       $     1,721

Valuation allowance for deferred
  tax assets                             $     58,535         $        136        $         -       $    25,641       $    33,030

(1)   Includes insurance proceeds and currency translation changes.
(2)   Other reserves are included in the balance sheet captions "Other current liabilities" and "Other noncurrent liabilities".
(3)   Includes a $5.4 million reclassification between "Deferred tax" and "Current taxes payable".




                                EXHIBIT INDEX

Exhibits     Description
--------     -----------
    10.4     Summary description of the Registrant's 2005 bonus plan for certain key employees.

    10.21 Securities Purchase Agreement, dated December 14, 2004, among Mueller Comercial de Mexico, S. de R.L. de C.V.,
             WTC HOLDCO I, LLC, MIYAR LLC, NICNA, GmbH, and The Seller Parties.

    10.22 Inventory Purchase Agreement, dated December 14, 2004, by and between Niples del Norte S.A. de C.V. and Mueller de Mexico S.A. de C.V.

    18.0 Letter of Preferability from Ernst & Young LLP dated February 16, 2005 regarding an accounting change.

    21.0     Subsidiaries of the Registrant.

    23.0 Consent of Independent Registered Public Accounting Firm (Includes report on Financial Statement Schedule).

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