Form 10-Q
period 2005-04-02
MUELLER INDUSTRIES INC
filed 2005-04-25
CIK 89439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended April 2, 2005      Commission file number 1-6770


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

The number of shares of the Registrant's common stock outstanding as of April 21, 2005, was 36,597,160.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                     For the Period Ended April 2, 2005

                                   INDEX



Part I. Financial Information                                        Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Consolidated Statements of Income
               for the quarters ended
               April 2, 2005 and March 27, 2004                        3

          b.)  Consolidated Balance Sheets
               as of April 2, 2005 and December 25, 2004               5

          c.)  Consolidated Statements of Cash Flows
               for the quarters ended April 2, 2005
               and March 27, 2004                                      7

          d.)  Notes to Consolidated Financial Statements              9


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     15

     Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                       18

     Item 4.  Controls and Procedures                                 19


Part II. Other Information

     Item 1.  Legal Proceedings                                       20

     Item 2.  Unregistered Sales of Equity Securities
              and Use of Proceeds                                     21

     Item 6.  Exhibits                                                21

Signatures                                                            23

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          MUELLER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                               For the Quarter Ended
                                         April 2, 2005          March 27, 2004
                                         (In thousands, except per share data)
Net sales                                $   401,663             $   345,959

Cost of goods sold                           334,024                 281,029
                                          ----------              ----------

   Gross profit                               67,639                  64,930

Depreciation and amortization                 10,078                   9,965
Selling, general, and
   administrative expense                     30,355                  26,682
Impairment charge                                  -                   3,941
                                          ----------              ----------

   Operating income                           27,206                  24,342

Interest expense                              (5,184)                   (224)
Other income, net                                794                   2,624
                                          ----------              ----------

   Income before income taxes                 22,816                  26,742

Current income tax expense                    (8,436)                 (8,674)
Deferred income tax benefit (expense)            828                    (108)
                                          ----------              ----------

   Total income tax expense                   (7,608)                 (8,782)
                                          ----------              ----------

Net income                               $    15,208             $    17,960
                                          ==========              ==========















See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                               For the Quarter Ended
                                         April 2, 2005          March 27, 2004
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               36,505                  34,658
Effect of dilutive stock options                 646                   2,250
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             37,151                  36,908
                                          ----------              ----------

Basic earnings per share                 $      0.42             $      0.52
                                          ==========              ==========

Diluted earnings per share               $      0.41             $      0.49
                                          ==========              ==========

Dividends per share                      $      0.10             $      0.10
                                          ==========              ==========






























See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                         April 2, 2005       December 25, 2004
                                                   (In thousands)
Assets

Current assets:
   Cash and cash equivalents             $    69,720             $    47,449

   Accounts receivable, less allowance
     for doubtful accounts of $3,796 in
     2005 and $3,925 in 2004                 219,838                 201,396

   Inventories:
     Raw material and supplies                40,085                  34,270
     Work-in-process                          24,343                  24,201
     Finished goods                          129,149                 129,382
                                          ----------              ----------

   Total inventories                         193,577                 187,853

   Other current assets                       18,977                  18,633
                                          ----------              ----------

     Total current assets                    502,112                 455,331

Property, plant, and equipment, net          329,043                 335,610
Goodwill                                     136,549                 136,615
Other assets                                  38,399                  36,175
                                          ----------              ----------

                                         $ 1,006,103             $   963,731
                                          ==========              ==========



















See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                   CONSOLIDATED BALANCE SHEETS (continued)
                                 (Unaudited)
                                         April 2, 2005       December 25, 2004
                                          (In thousands, except share data)
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt     $      2,346            $      5,328
   Accounts payable                           115,872                  79,723
   Accrued wages and other employee costs      24,181                  37,992
   Other current liabilities                   68,792                  57,775
                                           ----------              ----------

     Total current liabilities                211,191                 180,818

Long-term debt                                310,595                 310,650
Pension liabilities                            19,669                  19,611
Postretirement liabilities other
   than pensions                               13,445                  13,556
Environmental reserves                          9,435                   9,503
Deferred income taxes                          66,367                  67,479
Other noncurrent liabilities                   10,141                  10,361
                                           ----------              ----------

     Total liabilities                        640,843                 611,978
                                           ----------              ----------

Minority interest in subsidiaries                  67                      67
Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                    -                       -
   Series A junior participating
     preferred stock - $1.00 par value;
     shares authorized 15,000;
     none outstanding                               -                       -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 36,597,160
     in 2005 and 36,389,824 in 2004               401                     401
   Additional paid-in capital, common         252,689                 252,931
   Retained earnings                          187,086                 175,537
   Accumulated other comprehensive income         904                   3,085
   Treasury common stock, at cost             (75,887)                (80,268)
                                           ----------              ----------

   Total stockholders' equity                 365,193                 351,686
                                           ----------              ----------

Commitments and contingencies (Note 2)              -                       -
                                           ----------              ----------

                                          $ 1,006,103             $   963,731
                                           ==========              ==========
See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                              For the Quarter Ended
                                         April 2, 2005          March 27, 2004
                                                   (In thousands)
Cash flows from operating activities
   Net income                            $    15,208             $    17,960
   Reconciliation of net income
    to net cash provided
    by (used in) operating activities:
     Depreciation and amortization            10,118                   9,965
     Income tax benefit from exercise
       of stock options                          529                   9,685
     Impairment charge                             -                   3,941
     Equity in (earnings) loss of
       unconsolidated subsidiaries              (266)                  3,272
     Deferred income taxes                      (828)                    108
     Loss (gain) on disposal
       of properties                              94                  (5,142)
     Changes in assets and liabilities:
       Receivables                           (19,189)                (70,032)
       Inventories                            (6,393)                 (9,714)
       Other assets                           (3,130)                 (6,149)
       Current liabilities                    33,973                   8,248
       Other liabilities                         282                     997
       Other, net                               (211)                    483
                                          ----------              ----------

Net cash provided by (used in)
  operating activities                        30,187                 (36,378)
                                          ----------              ----------

Cash flows from investing activities
   Capital expenditures                       (4,814)                 (5,063)
   Proceeds from sales of properties              25                   5,173
                                          ----------              ----------

Net cash (used in) provided by
   investing activities                       (4,789)                    110
                                          ----------              ----------












See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)
                                              For the Quarter Ended
                                         April 2, 2005          March 27, 2004
                                                   (In thousands)

Cash flows from financing activities
   Acquisition of treasury stock         $      (168)            $    (9,320)
   Dividends paid                             (3,659)                 (3,493)
   Repayments of long-term debt               (2,972)                   (926)
   Proceeds from the sale of
     treasury stock                            3,778                   3,259
                                          ----------              ----------

Net cash used in financing activities         (3,021)                (10,480)
                                          ----------              ----------

Effect of exchange rate changes on cash         (106)                     (8)
                                          ----------              ----------

Increase (decrease) in cash
   and cash equivalents                       22,271                 (46,756)

Cash and cash equivalents at the
   beginning of the period                    47,449                 255,088
                                          ----------              ----------

Cash and cash equivalents at the
   end of the period                     $    69,720             $   208,332
                                          ==========              ==========






















See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

General

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.
Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. This quarterly report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K, including the annual financial statements incorporated therein.

     The accompanying unaudited interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The first quarter of 2005 was a 14-week quarter while the first quarter of 2004 was a 13-week quarter.

Note 1 - Earnings Per Common Share and Stock-Based Compensation

     Basic per share amounts have been computed based on the average number of common shares outstanding. Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, computed using the treasury stock method.

     The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation expense is reflected in net income because the exercise price of the Company's incentive employee stock options equals the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                               For the Quarter Ended
                                         April 2, 2005          March 27, 2004
                                        (In thousands, except per share data)
Net income                               $    15,208             $    17,960
SFAS No. 123 pro forma compensation
  expense, net of income taxes                  (534)                   (419)
                                          ----------              ----------
SFAS No. 123 pro forma
  net income                             $    14,674             $    17,541
                                          ==========              ==========

Pro forma earnings per share:
   Basic                                 $      0.40             $      0.51
   Diluted                               $      0.39             $      0.48

Earnings per share, as reported:
   Basic                                 $      0.42             $      0.52
   Diluted                               $      0.41             $      0.49


Note 2 - Commitments and Contingencies

     The Company is involved in certain litigation as either plaintiff or defendant as a result of claims that have arisen in the ordinary course of business which management believes will not have a material effect on the Company's financial condition or results of operations.

     The Company has been named as a defendant in several purported class action complaints brought by direct and indirect purchasers alleging anticompetitive activities with respect to the sale of copper plumbing tubes in the United States. Two such purported class actions were filed in the United States District Court for the Western District of Tennessee (the Federal Actions), four were filed in the Superior Court of the State of California, County of San Francisco (the California Actions), one was filed in the Circuit Court for Shelby County, Tennessee (the Tennessee Action), and one was filed in the Superior Court of the Commonwealth of Massachusetts, County of Middlesex (the Massachusetts Action, and with the Federal Actions, the California Actions and the Tennessee Action, the Actions). Wholly owned Company subsidiaries, WTC Holding Company, Inc., Deno Holding Company, Inc., and Mueller Europe Ltd. are named in all of the Actions, and Deno Acquisition Eurl is named in all but one of the Actions. All of the Actions, which are similar, seek declaratory (except for the Massachusetts Action) and monetary relief. Plaintiffs' motions to consolidate and for appointment of lead counsel in the Federal Actions and plaintiffs' motion to consolidate the California Actions have been granted.
The Company has not yet been required to respond to any of the complaints in the Actions. The Company believes that the claims for relief in the Actions are without merit and intends to defend the Actions vigorously.

     Guarantees, in the form of letters of credit, are issued by the Company generally to guarantee the payment of insurance deductibles, retiree health benefits, and certain operating costs of a foreign subsidiary. The terms of the Company's guarantees are generally one year but are renewable annually as required. The maximum potential amount of future payments the Company could have been required to make under its guarantees at April 2, 2005 was $9.1 million.

Note 3 - Impairment Charge

     During the first quarter of 2004, the Company recognized a $3.9 million impairment charge related to its subsidiary, Overstreet-Hughes Co., Inc., of which $2.3 million was goodwill and the remainder was property, plant, and equipment. The results of Overstreet-Hughes, which manufactures tubular components and assemblies primarily for the original equipment manufacturer
(OEM) air-conditioning market, had not met expectations. Furthermore, Overstreet-Hughes' primary customer announced the closure of its facility that consumes the majority of Overstreet-Hughes' output. Consequently, the Company reduced its carrying cost in these long-lived assets to its best estimate of fair value. This estimate was determined based on a discounted cash flow method.

Note 4 - Industry Segments

     Summarized segment information is as follows:

                                               For the Quarter Ended
                                         April 2, 2005          March 27, 2004
                                                   (In thousands)
Net sales:
   Standard Products Division            $   293,897             $   249,657
   Industrial Products Division              111,325                  99,778
   Elimination of intersegment sales          (3,559)                 (3,476)
                                          ----------              ----------

                                         $   401,663             $   345,959
                                          ==========              ==========

Operating income:
   Standard Products Division            $    24,627             $    24,990
   Industrial Products Division                6,534                   3,353
   Unallocated expenses                       (3,955)                 (4,001)
                                          ----------              ----------

                                         $    27,206             $    24,342
                                          ==========              ==========


     Operating income for the Industrial Products Division was reduced by a $3.9 million impairment charge for the quarter ended March 27, 2004.

Note 5 - Comprehensive Income

     Comprehensive income is as follows:

                                               For the Quarter Ended
                                         April 2, 2005          March 27, 2004
                                                   (In thousands)
Comprehensive income:
   Net income                            $    15,208             $    17,960
   Other comprehensive income (loss):
      Cumulative translation adjustments      (2,308)                  1,961
      Change in the fair value
         of derivatives                          128                    (145)
                                          ----------              ----------

                                         $    13,028             $    19,776
                                          ==========              ==========

     The change in cumulative foreign currency translation adjustment primarily relates to the Company's investment in its U.K., Mexican, and Canadian subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar. During the first quarter of 2005, the value of the British pound sterling decreased 2.1 percent compared to the U.S. dollar, the value of the Canadian dollar increased 1.4 percent compared to the U.S. dollar, and the value of the Mexican peso decreased 0.5 percent compared to the U.S. dollar.

Note 6 - Employee Benefits

     The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The components of net periodic benefit cost are as follows:

                                               For the Quarter Ended
                                         April 2, 2005          March 27, 2004
                                                    (In thousands)
Pension benefits:
   Service cost                          $       554               $       484
   Interest cost                               2,063                     1,929
   Expected return on plan assets             (2,324)                   (2,119)
   Amortization of prior service cost             89                        88
   Amortization of net (gain) loss              (120)                      241
                                          ----------                ----------

Net periodic benefit cost                $       262               $       623
                                          ==========                ==========
Other benefits:
   Service cost                          $         1               $         1
   Interest cost                                 162                       174
   Expected return on plan assets                 (2)                       (2)
   Amortization of prior service cost             36                        30
                                          ----------                ----------

Net periodic benefit cost                $       197               $       203
                                          ==========                ==========

     The Company previously disclosed in its financial statements for the year ended December 25, 2004, that it expected to contribute approximately $1.3 million to its pension plans and approximately $0.8 million to its other postretirement benefit plans in 2005. The Company now anticipates contributions to its pension plans for the year to be approximately $2.2 million. During the first quarter of 2005, $0.2 million of contributions have been made to certain pension plans and $0.2 million of contributions have been made to other postretirement benefit plans.

Note 7 - Acquisitions and Investments

     On December 14, 2004, the Company acquired shares in seven companies and inventory of another (collectively Mueller Comercial S.A.) for an aggregate of $42.3 million, subject to closing adjustments, including $3.0 million for a contingent earn-out payment held in escrow. These operations include pipe nipple manufacturing in Mexico and import distribution businesses which product lines include malleable iron fittings and other plumbing specialties. The combined sales of Mueller Comercial S.A. are approximately $60 million annually.

     This acquisition was accounted for using the purchase method of accounting. The purchase price of Mueller Comercial S.A. has been preliminarily allocated to the acquired assets based on their estimated fair market value awaiting additional information including appraisals of long-lived assets. Final allocations to the acquired assets and liabilities assumed, as well as resolution of the contingent earn-out will result in future adjustments to goodwill.

Note 8 - Recently Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) provides alternative methods of adoption which include prospective application and a modified retroactive application. The Company is currently evaluating the financial impact, including the available alternatives of adoption, of SFAS No. 123(R). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the year ending December 25, 2004 for such excess tax deductions was $31.8 million. The amount of income tax benefit from exercise of stock options recognized in the first quarter of 2005 and 2004 was $0.5 million and $9.7 million, respectively. The Company previously reported that it is required to adopt the provisions of SFAS No. 123(R) effective as of the beginning of the third quarter of 2005; however, on April 14, 2005, the Securities and Exchange Commission adopted a new rule, which deferred the required adoption date for the Company to the beginning of the first quarter of 2006.

Note 9 - Environmental Reserves

     The Company is subject to normal environmental standards imposed by federal, state, local, and foreign environmental laws and regulations. At April 2, 2005, the Company had $9.4 million reserved for the environmental remediation, post-closure monitoring, and related obligations. The Company periodically reassesses these amounts and estimates its obligations over the foreseeable future based upon results on ongoing remediation and monitoring programs, communications with regulatory agencies, and changes in environmental law. While additional costs are possible, the Company believes that its reserve is adequate and amounts beyond that are not reasonably estimable.
Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Accrued environmental liabilities are not reduced by potential insurance reimbursements. Based upon information currently available, management believes that the outcome of pending environmental matters will not materially affect the overall financial position and results of operations of the Company.

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

Results of Operations

     During the first quarter of 2005, the Company's net sales were $401.7 million compared with net sales of $346.0 million over the same period of 2004. This increase was due to higher selling prices in certain product lines and net sales from acquired businesses of approximately $23 million (Vemco and Mueller

Comercial S.A.), somewhat offset by lower shipment volumes of copper tube and brass rod. Pounds shipped totaled 189.4 million in the current period compared with shipments of 197.6 million in the first quarter of 2004.

     Cost of goods sold increased to $334.0 million in the first quarter of 2005 from $281.0 million in the same period of 2004. This increase was attributable to increases in raw material costs, primarily copper, and acquired businesses. The COMEX average copper price in the first quarter of 2005 was approximately $1.47 per pound compared with $1.23 per pound for the first quarter of 2004. Inventories valued using the LIFO method totaled $33.2 million at April 2, 2005 and $36.5 million at December 25, 2004. At April 2, 2005 and December 25, 2004, the approximate FIFO cost of such inventories was $63.2 million and $64.4 million, respectively.

     Depreciation and amortization expense was $10.1 million in the first quarter of 2005 compared with $10.0 million during the first quarter of 2004. Selling, general, and administrative expense was $30.4 million for the first quarter of 2005 compared with $26.7 million for the same period of 2004; this increase relates primarily to acquired businesses.

     During the first quarter of 2004, the Company recognized a $3.9 million impairment charge related to its subsidiary, Overstreet-Hughes Co., Inc., of which $2.3 million was goodwill and the remainder was property, plant, and equipment. The results of Overstreet-Hughes, which manufactures tubular components and assemblies primarily for the OEM air-conditioning market, had not met expectations. Furthermore, Overstreet-Hughes' primary customer announced the closure of its facility that consumes the majority of Overstreet-Hughes' output. Consequently, the Company reduced its carrying cost in these long-lived assets to its best estimate of fair value. This estimate was determined based on a discounted cash flow method.

     	For the first quarter of 2005, operating income at SPD was $24.6 million, slightly lower than the same period of 2004. The decrease is primarily attributable to reduced profitability in copper tube which was impacted by lower volumes and narrowed spreads, partially offset by improvements in copper and plastic fittings results, and contributions of acquired businesses.

     Operating income at IPD was $6.5 million in the first quarter of 2005 compared with $3.4 million in the first quarter of 2004, which was reduced by a $3.9 million impairment charged discussed above. The results at the brass rod business decreased on lower volumes and spreads.

     Interest expense in the first quarter of 2005 totaled $5.2 million, which was $5.0 million more than the first quarter of 2004. This increase is primarily attributable to the Subordinated Debentures issued as part of the Special Dividend during the fourth quarter of 2004. No interest was capitalized during the first quarter of 2005 or during the first quarter of 2004.

     Other income, net was $0.8 million in the first quarter of 2005 and $2.6 million in the first quarter of 2004. During the first quarter of 2004, the Company completed the sale of certain undeveloped land that resulted in recognizing a gain of $5.2 million. The proceeds realized from sale were $5.2 million. Also during the first quarter of 2004, the Company recognized a $3.3 million loss related to its equity interest in Conbraco Industries, Inc. The loss related primarily to certain federal income tax audit exposures of Conbraco that were assessed during the first quarter of 2004.

     The Company's effective income tax rate for the first quarter of 2005 was
33.3 percent compared with 32.8 percent for the first quarter of last year.
The current period rate is less than the expected federal rate due primarily to income in foreign jurisdictions that is taxed at rates lower than the U.S. federal rate and use of previously unrecognized U.K. net operating loss carryforwards. The lower rate in the first quarter of 2004 is primarily attributable to the recognition of a capital loss carryforward related to the sale of land that had a tax basis significantly less than the realized proceeds.

Liquidity and Capital Resources

     Cash provided by operating activities in the first quarter of 2005 totaled $30.2 million, which is primarily attributable to net income, depreciation and amortization, and an increase in trade accounts payable partially offset by increased receivables and increased inventories. Fluctuations in the cost of copper and other raw materials affect the Company's liquidity. Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable. During the first quarter of 2005, the average COMEX copper price was approximately $1.47 per pound, which represents a 19 percent increase over the average price during the first quarter of 2004. This rise in the price of cathode has also resulted in sharp increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.

     During the first quarter of 2005, cash used in investing activities was $4.8 million, consisting primarily of capital expenditures. The Company also used $3.0 million for financing activities during the quarter, consisting primarily of the payment of dividends and repayments of long-term debt, partially offset by the proceeds from stock option exercises.

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

     The Company has a $150 million unsecured line-of-credit (Credit Facility) which expires in November 2007. At April 2, 2005, there were no outstanding
borrowings under the Credit Facility.   Approximately $9.0 million in letters
of credit were backed by the Credit Facility at the end of the first quarter. At April 2, 2005 the Company's total debt was $312.9 million or 46 percent of its total capitalization.

     Covenants contained in the Company's financing obligations require, among other things, the Company to maintain minimum levels of tangible net worth and to meet certain minimum financial ratios. At April 2, 2005, the Company was in compliance with all of its debt covenants.

     During the first quarter of 2005, the Company's Board of Directors declared a regular quarterly dividend of ten cents per share on its common stock. Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors. On May 1, 2005, the Company will begin making semi-annual interest payments on its 6% Subordinated Debentures of approximately $9.2 million.

     Management believes that cash provided by operations, currently available cash of $69.7 million, and the Credit Facility will be adequate to meet the Company's normal future capital expenditures and operational needs. The Company's current ratio was 2.4 to 1 at April 2, 2005. There have been no material changes to the contractual obligations discussed in the Company's December 25, 2004 Form 10-K.

     The Company's Board of Directors has authorized the repurchase until October 2005 of up to ten million shares of the Company's common stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through April 2, 2005, the Company has repurchased approximately 2.4 million shares under this authorization.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in raw material costs, energy costs, and foreign currency exchange. To reduce such risks, the Company may periodically use financial instruments. All hedging transactions are authorized and executed pursuant to policies and procedures. Further, the Company does not buy or sell financial instruments for trading purposes.

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

     The Company occasionally enters into forward fixed-price arrangements with certain customers. The Company may utilize forward contracts to hedge risks associated with forward fixed-price arrangements. The Company may also utilize forward contracts to manage price risk associated with inventory. Gains or losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon the sale of inventory. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory. During the first quarter, the Company entered into forward contracts to purchase approximately $0.5 million of copper. As of April 2, 2005, the Company held open forward contracts to purchase approximately $0.6 million of copper through December 2005.

     Futures contracts may also be used to manage price risk associated with natural gas purchases. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon consumption of natural gas. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices. At April 2, 2005, the Company had no open forward contracts to purchase natural gas.

Foreign Currency Exchange Rates

     Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material; however, the Company may utilize certain forward fixed-rate contracts to hedge such transactional exposures. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon collection of receivables. At April 2, 2005, the Company had no open forward contract to exchange foreign currency.

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

     There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending April 2, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Copper Tube Antitrust Litigation

     The Company has been named as a defendant in several purported class action complaints brought by direct and indirect purchasers alleging anticompetitive activities with respect to the sale of copper plumbing tubes in the United States. Two such purported class actions were filed in the United States District Court for the Western District of Tennessee (the Federal Actions), four were filed in the Superior Court of the State of California, County of San Francisco (the California Actions), one was filed in the Circuit Court for Shelby County, Tennessee (the Tennessee Action), and one was filed in the Superior Court of the Commonwealth of Massachusetts, County of Middlesex (the Massachusetts Action, and with the Federal Actions, the California Actions and the Tennessee Action, the Actions). Wholly owned Company subsidiaries, WTC Holding Company, Inc., Deno Holding Company, Inc., and Mueller Europe Ltd. are named in all of the Actions, and Deno Acquisition Eurl is named in all but one of the Actions. All of the Actions, which are similar, seek declaratory (except for the Massachusetts Action) and monetary relief. Plaintiffs' motions to consolidate and for appointment of lead counsel in the Federal Actions and plaintiffs' motion to consolidate the California Actions have been granted.
The Company has not yet been required to respond to any of the complaints in the Actions. The Company believes that the claims for relief in the Actions are without merit and intends to defend the Actions vigorously.

Other Matters

     The Company is aware of investigations of competition in markets in which it participates, or has participated in the past, in Europe and Canada. The Company has not been fined as a result of any such investigations and does not anticipate any material adverse effect on its business or financial condition as a result of those other investigations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

                                 (a)          (b)          (c)          (d)
                                                        Total
                                                       Number of      Maximum
                                                        Shares       Number of
                                                      Purchased     Shares that
                                                      as Part of     May yet Be
                               Total                   Publicly      Purchased
                             Number of     Average    Announced      Under the
                              Shares     Price Paid    Plans or       Plans or
                             Purchased    per Share    Programs       Programs
                                                                   7,647,030(3)
    December 26, 2004 -
      January 29, 2005         5,041(1)  $ 30.660

    January 30 -
      February 26, 2005        6,800(2)    31.740

    February 27 -
      April 2, 2005              444(1)    29.585

(1) Shares withheld by the Company sufficient to cover the minimum withholding taxes incurred by the exercise of certain employee stock options.
(2) Shares tendered to the Company by employee stock option holders in payment of the option purchase price upon exercise.
(3) Shares available to be purchased under the Company's 10 million Share
      Repurchase Authorization until October 2005.


Item 6.  Exhibits

         19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended April 2, 2005.
                Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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

Items 3, 4,  and 5 are not applicable and have been omitted.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 2005.




                                       MUELLER INDUSTRIES, INC.


                                       /s/ Kent A. McKee
                                       Kent A. McKee
                                       Vice President and
                                       Chief Financial Officer


                                       /s/ Richard W. Corman
                                       Richard W. Corman
                                       Vice President - Controller

                                EXHIBIT INDEX

Exhibits      Description

19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended April 2, 2005. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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