Form 10-Q
period 2005-07-02
MUELLER INDUSTRIES INC
filed 2005-07-27
CIK 89439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended July 2, 2005      Commission file number 1-6770


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

The number of shares of the Registrant's common stock outstanding as of July 25, 2005, was 36,608,491.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                     For the Period Ended July 2, 2005

                                   INDEX

Part I. Financial Information                                        Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Consolidated Statements of Income
               for the quarters and six months ended
               July 2, 2005 and June 26, 2004                           3

          b.)  Consolidated Balance Sheets
               as of July 2, 2005 and December 25, 2004                 5

          c.)  Consolidated Statements of Cash Flows
               for the six months ended July 2, 2005
               and June 26, 2004                                        7

          d.)  Notes to Consolidated Financial Statements               9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      17

     Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                        21

     Item 4.  Controls and Procedures                                  22

Part II. Other Information

     Item 1.  Legal Proceedings                                        23

     Item 2.  Unregistered Sales of Equity Securities
              and Use of Proceeds                                      24

     Item 4.  Submission of Matters to a Vote of Security Holders      24

     Item 6.  Exhibits                                                 25

Signatures                                                             26

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          MUELLER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                               For the Quarter Ended
                                         July 2, 2005          June 26, 2004
                                         (In thousands, except per share data)
Net sales                                $   410,506             $   380,822

Cost of goods sold                           345,663                 303,720
                                          ----------              ----------

   Gross profit                               64,843                  77,102
Depreciation and amortization                 10,411                  10,159
Selling, general, and
   administrative expense                     29,136                  28,199
                                          ----------              ----------

   Operating income                           25,296                  38,744
Interest expense                              (4,752)                   (199)
Other income, net                              3,973                   1,180
                                          ----------              ----------

   Income before income taxes                 24,517                  39,725

Current income tax expense                    (7,545)                (14,169)
Deferred income tax benefit                      211                   1,492
                                          ----------              ----------

   Total income tax expense                   (7,334)                (12,677)
                                          ----------              ----------

Net income                               $    17,183             $    27,048
                                          ==========              ==========

Weighted average shares
   for basic earnings per share               36,599                  34,978
Effect of dilutive stock options                 466                   1,914
                                          ----------              ----------
Adjusted weighted average shares
   for diluted earnings per share             37,065                  36,892
                                          ----------              ----------

Basic earnings per share                 $      0.47             $      0.77
                                          ==========              ==========

Diluted earnings per share               $      0.46             $      0.73
                                          ==========              ==========

Dividends per share                      $      0.10             $      0.10
                                          ==========              ==========

See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                              For the Six Months Ended
                                         July 2, 2005          June 26, 2004
                                         (In thousands, except per share data)
Net sales                                $   812,169             $   726,781

Cost of goods sold                           679,687                 584,749
                                          ----------              ----------

   Gross profit                              132,482                 142,032
Depreciation and amortization                 20,489                  20,124
Selling, general, and
   administrative expense                     59,491                  54,881
Impairment charge                                  -                   3,941
                                          ----------              ----------

   Operating income                           52,502                  63,086
Interest expense                              (9,936)                   (423)
Other income, net                              4,767                   3,804
                                          ----------              ----------

   Income before income taxes                 47,333                  66,467

Current income tax expense                   (15,981)                (22,843)
Deferred income tax benefit                    1,039                   1,384
                                          ----------              ----------

   Total income tax expense                  (14,942)                (21,459)
                                          ----------              ----------

Net income                               $    32,391             $    45,008
                                          ==========              ==========

Weighted average shares
   for basic earnings per share               36,552                  34,818
Effect of dilutive stock options                 556                   2,082
                                          ----------              ----------
Adjusted weighted average shares
   for diluted earnings per share             37,108                  36,900
                                          ----------              ----------

Basic earnings per share                 $      0.89             $      1.29
                                          ==========              ==========

Diluted earnings per share               $      0.87             $      1.22
                                          ==========              ==========

Dividends per share                      $      0.20             $      0.20
                                          ==========              ==========


See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                         July 2, 2005       December 25, 2004
                                                   (In thousands)
Assets

Current assets:
   Cash and cash equivalents             $    69,140             $    47,449

   Accounts receivable, less allowance
     for doubtful accounts of $4,100 in
     2005 and $3,925 in 2004                 229,431                 201,396

   Inventories:
     Raw material and supplies                41,785                  34,270
     Work-in-process                          20,655                  24,201
     Finished goods                          127,197                 129,382
                                          ----------              ----------

   Total inventories                         189,637                 187,853

   Other current assets                       18,830                  18,633
                                          ----------              ----------

     Total current assets                    507,038                 455,331

Property, plant, and equipment, net          319,375                 335,610
Goodwill                                     136,782                 136,615
Other assets                                  38,987                  36,175
                                          ----------              ----------

                                         $ 1,002,182             $   963,731
                                          ==========              ==========



















See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                   CONSOLIDATED BALANCE SHEETS (continued)
                                 (Unaudited)
                                         July 2, 2005       December 25, 2004
                                          (In thousands, except share data)
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt     $      4,589            $      5,328
   Accounts payable                            99,179                  79,723
   Accrued wages and other employee costs      28,552                  37,992
   Other current liabilities                   66,907                  57,775
                                           ----------              ----------
     Total current liabilities                199,227                 180,818

Long-term debt                                310,603                 310,650
Pension liabilities                            18,874                  19,611
Postretirement liabilities other
   than pensions                               13,411                  13,556
Environmental reserves                          9,221                   9,503
Deferred income taxes                          65,364                  67,479
Other noncurrent liabilities                   10,022                  10,361
                                           ----------              ----------
     Total liabilities                        626,722                 611,978
                                           ----------              ----------
Minority interest in subsidiaries                  74                      67
Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                    -                       -
   Series A junior participating
     preferred stock - $1.00 par value;
     shares authorized 15,000;
     none outstanding                               -                       -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 36,604,601
     in 2005 and 36,389,824 in 2004               401                     401
   Additional paid-in capital, common         252,660                 252,931
   Retained earnings                          200,608                 175,537
   Accumulated other comprehensive
     (loss) income                             (2,558)                  3,085
   Treasury common stock, at cost             (75,725)                (80,268)
                                           ----------              ----------

   Total stockholders' equity                 375,386                 351,686
                                           ----------              ----------

Commitments and contingencies (Note 2)              -                       -
                                           ----------              ----------

                                          $ 1,002,182             $   963,731
                                           ==========              ==========
See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                              For the Six Months Ended
                                         July 2, 2005          June 26, 2004
                                                   (In thousands)
Cash flows from operating activities
   Net income                            $    32,391             $    45,008
   Reconciliation of net income
    to net cash provided
    by operating activities:
     Depreciation and amortization            20,568                  20,124
     Income tax benefit from exercise
       of stock options                          529                   9,685
     Impairment charge                             -                   3,941
     Equity in (income) loss of
       unconsolidated subsidiaries            (3,471)                  2,740
     Loss (gain) on disposal
       of properties                             457                  (5,143)
     Deferred income taxes                    (1,039)                 (1,384)
     Minority interest in subsidiaries,
       net of dividends paid                       7                    (184)
     Changes in assets and liabilities:
       Receivables                           (30,347)                (59,453)
       Inventories                            (3,823)                (30,774)
       Other assets                           (1,305)                   (801)
       Current liabilities                    20,058                  41,983
       Other liabilities                         161                     634
       Other, net                                304                     474
                                          ----------              ----------

Net cash provided by operating activities     34,490                  26,850
                                          ----------              ----------

Cash flows from investing activities
   Capital expenditures                       (8,876)                 (8,807)
   Proceeds from sales of properties             559                   5,481
                                          ----------              ----------

Net cash used in investing activities         (8,317)                 (3,326)
                                          ----------              ----------












See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)
                                              For the Six Months Ended
                                         July 2, 2005          June 26, 2004
                                                   (In thousands)

Cash flows from financing activities
   Dividends paid                        $    (7,320)            $    (6,991)
   Acquisition of treasury stock                (168)                 (9,320)
   Proceeds from the sale of
     treasury stock                            3,911                   3,326
   Repayments of long-term debt                 (396)                 (1,853)
                                          ----------              ----------

Net cash used in financing activities         (3,973)                (14,838)
                                          ----------              ----------

Effect of exchange rate changes on cash         (509)                    (87)
                                          ----------              ----------

Increase in cash
   and cash equivalents                       21,691                   8,599

Cash and cash equivalents at the
   beginning of the period                    47,449                 255,088
                                          ----------              ----------

Cash and cash equivalents at the
   end of the period                     $    69,140             $   263,687
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

     The accompanying unaudited interim financial statements include all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The six-month period ended July 2, 2005 contained 27 weeks while the six-month period ended June 26, 2004 contained 26 weeks.

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

                                               For the Quarter Ended
                                         July 2, 2005          June 26, 2004
                                        (In thousands, except per share data)
Net income                               $    17,183             $    27,048
SFAS No. 123 pro forma compensation
  expense, net of income taxes                  (691)                   (439)
                                          ----------              ----------
SFAS No. 123 pro forma
  net income                             $    16,492             $    26,609
                                          ==========              ==========

Pro forma earnings per share:
   Basic                                 $      0.45             $      0.76
   Diluted                               $      0.44             $      0.72

Earnings per share, as reported:
   Basic                                 $      0.47             $      0.77
   Diluted                               $      0.46             $      0.73

                                              For the Six Months Ended
                                         July 2, 2005          June 26, 2004
                                        (In thousands, except per share data)
Net income                               $    32,391             $    45,008
SFAS No. 123 pro forma compensation
  expense, net of income taxes                (1,225)                   (842)
                                          ----------              ----------
SFAS No. 123 pro forma
  net income                             $    31,166             $    44,166
                                          ==========              ==========

Pro forma earnings per share:
   Basic                                 $      0.85             $      1.27
   Diluted                               $      0.84             $      1.20

Earnings per share, as reported:
   Basic                                 $      0.89             $      1.29
   Diluted                               $      0.87             $      1.22

Note 2 - Commitments and Contingencies

     The Company is involved in certain litigation as either plaintiff or defendant as a result of claims that have arisen in the ordinary course of business which management believes will not have a material effect on the Company's financial condition or results of operations.

     The Company has been named as a defendant in several purported class action complaints brought by direct and indirect purchasers alleging anticompetitive activities with respect to the sale of copper plumbing tubes in the United States. Two such purported class actions were filed in the United States District Court for the Western District of Tennessee (the Federal Actions), four were filed in the Superior Court of the State of California, County of San Francisco (the California Actions), one was filed in the Circuit Court for Shelby County, Tennessee (the Tennessee Action), and one was filed in the Superior Court of the Commonwealth of Massachusetts, County of Middlesex (the Massachusetts Action, and with the Federal Actions, the California Actions and the Tennessee Action, the Actions). Wholly owned Company subsidiaries, WTC Holding Company, Inc.,
Deno Holding Company, Inc., and Mueller Europe Ltd. are named in all of the Actions, and Deno Acquisition Eurl is named in two of the Actions. All of the Actions, which are similar, seek declaratory (except for the Massachusetts Action) and monetary relief. Plaintiffs' motions to consolidate and for appointment of lead counsel in the Federal Actions and plaintiffs' motion to consolidate the California Actions have been granted. On July 6, 2005, a motion to dismiss the Federal Actions for failure to state a claim was granted as to WTC Holding Company, Inc. and Deno Holding Company, Inc. and denied as to Mueller Industries, Inc. Mueller Europe's motion to dismiss the Federal Actions for lack of personal jurisdiction is pending.
The Company has not yet been required to respond to the complaints in the California, Tennessee, and Massachusetts Actions. The Company believes that the claims for relief in the Actions are without merit and intends to defend the Actions vigorously.

     Guarantees, in the form of letters of credit, are issued by the Company generally to guarantee the payment of insurance deductibles, retiree health benefits, and certain operating costs of a foreign subsidiary. The terms of the Company's guarantees are generally one year but are renewable annually as required. The maximum potential amount of future payments the Company could have been required to make under its guarantees at July 2, 2005 was $10.4 million.

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

Note 4 - Industry Segments

     Summarized segment information is as follows:

                                               For the Quarter Ended
                                         July 2, 2005          June 26, 2004
                                                   (In thousands)
Net sales:
   Standard Products Division            $   302,435             $   278,902
   Industrial Products Division              110,958                 105,903
   Elimination of intersegment sales          (2,887)                 (3,983)
                                          ----------              ----------

                                         $   410,506             $   380,822
                                          ==========              ==========

Operating income:
   Standard Products Division            $    23,150             $    37,184
   Industrial Products Division                7,306                   6,334
   Unallocated expenses                       (5,160)                 (4,774)
                                          ----------              ----------

                                         $    25,296             $    38,744
                                          ==========              ==========

                                              For the Six Months Ended
                                         July 2, 2005          June 26, 2004
                                                   (In thousands)
Net sales:
   Standard Products Division            $   596,332             $   528,559
   Industrial Products Division              222,283                 205,681
   Elimination of intersegment sales          (6,446)                 (7,459)
                                          ----------              ----------

                                         $   812,169             $   726,781
                                          ==========              ==========

Operating income:
   Standard Products Division            $    47,777             $    62,174
   Industrial Products Division               13,840                   9,687
   Unallocated expenses                       (9,115)                 (8,775)
                                          ----------              ----------

                                         $    52,502             $    63,086
                                          ==========              ==========


     Operating income for the Industrial Products Division was reduced by a $3.9 million impairment charge during the six months ended June 26, 2004.

Note 5 - Comprehensive Income

     Comprehensive income is as follows:

                                               For the Quarter Ended
                                         July 2, 2005          June 26, 2004
                                                   (In thousands)
Comprehensive income:
   Net income                            $    17,183             $    27,048
   Other comprehensive income (loss):
      Cumulative translation adjustments      (3,427)                    228
      Change in the fair value
         of derivatives                          (36)                    182
                                          ----------              ----------

                                         $    13,720             $    27,458
                                          ==========              ==========

                                              For the Six Months Ended
                                         July 2, 2005          June 26, 2004
                                                   (In thousands)
Comprehensive income:
   Net income                            $    32,391             $    45,008
   Other comprehensive income (loss):
      Cumulative translation adjustments      (5,734)                  2,189
      Change in the fair value
         of derivatives                           92                      37
                                          ----------              ----------

                                         $    26,749             $    47,234
                                          ==========              ==========

     The change in cumulative foreign currency translation adjustment primarily relates to the Company's investment in its U.K., Mexican, and Canadian subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar. During the first half of 2005, the value of the British pound sterling decreased 8.1 percent compared to the U.S. dollar, the value of the Canadian dollar decreased 0.9 percent compared to the U.S. dollar, and the value of the Mexican peso increased
3.6 percent compared to the U.S. dollar.

Note 6 - Employee Benefits

     The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees. The net periodic benefit (income) cost is based on estimated values provided by independent actuaries. The components of net periodic benefit (income) cost are as follows:

                                               For the Quarter Ended
                                         July 2, 2005          June 26, 2004
                                                    (In thousands)
Pension benefits:
   Service cost                          $       555             $       450
   Interest cost                               2,061                   1,896
   Expected return on plan assets             (2,613)                 (2,297)
   Amortization of prior service cost             98                      99
   Amortization of net (gain) loss              (159)                    213
                                          ----------              ----------

Net periodic benefit (income) cost       $       (58)            $       361
                                          ==========              ==========
Other benefits:
   Service cost                          $         1             $         1
   Interest cost                                 162                     174
   Amortization of net loss                       36                      30
   Amortization of prior service cost             (2)                     (2)
                                          ----------              ----------

Net periodic benefit cost                $       197             $       203
                                          ==========              ==========

                                              For the Six Months Ended
                                         July 2, 2005          June 26, 2004
                                                    (In thousands)
Pension benefits:
   Service cost                          $     1,109             $       934
   Interest cost                               4,124                   3,825
   Expected return on plan assets             (4,937)                 (4,416)
   Amortization of prior service cost            187                     187
   Amortization of net (gain) loss              (279)                    454
                                          ----------              ----------

Net periodic benefit cost                $       204             $       984
                                          ==========              ==========

Other benefits:
   Service cost                          $         2             $         2
   Interest cost                                 324                     348
   Amortization of net loss                       72                      60
   Amortization of prior service cost             (4)                     (4)
                                          ----------              ----------

Net periodic benefit cost                $       394             $       406
                                          ==========              ==========

     The Company previously disclosed in its financial statements for the year ended December 25, 2004, that it expected to contribute approximately $1.3 million to its pension plans and approximately $0.8 million to its other postretirement benefit plans in 2005. The Company now anticipates contributions to its pension plans for the year to be approximately $2.4 million. During the first six months of 2005, $1.2 million of contributions have been made to certain pension plans and $0.4 million of contributions have been made to other postretirement benefit plans.

Note 7 - Acquisitions and Investments

     On December 14, 2004, the Company acquired shares in seven companies and inventory of another (collectively Mueller Comercial) for an aggregate of $42.3 million, subject to closing adjustments, including $3.0 million for a contingent earn-out payment held in escrow. These operations include pipe nipple manufacturing in Mexico and import distribution businesses which product lines include malleable iron fittings and other plumbing specialties. The combined sales of Mueller Comercial are approximately $60 million annually.

     This acquisition was accounted for using the purchase method of accounting. The purchase price of Mueller Comercial has been preliminarily allocated to the acquired assets based on their estimated fair market value awaiting additional information including appraisals of long-lived assets. Final allocations to the acquired assets and liabilities assumed, as well as resolution of the contingent earn-out and the ultimate resolution of closing adjustments to the purchase price, will result in future adjustments to goodwill.

     During the first quarter of 2004 the Company recorded a $2.3 million provision for certain federal income tax audit exposures related to the Company's equity investment Conbraco Industries, Inc. Upon resolution of these matters in the second quarter of 2005, the Company reversed the provision, which increased net income by approximately $1.5 million, or 4 cents per diluted share.

Note 8 - Recently Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) provides alternative methods of adoption which include prospective application and a modified retroactive application. The Company is currently evaluating the financial impact, including the available alternatives of adoption, of SFAS No. 123(R). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the year ending December 25, 2004 for such excess tax deductions was $31.8 million. The amount of income tax benefit from exercise of stock options recognized in the first half of 2005 and 2004 was $0.5 million and $9.7 million, respectively. The Company is required to adopt the provisions of SFAS No. 123(R) effective as of the beginning of the first quarter of 2006.

Note 9 - Environmental Reserves

     The Company is subject to normal environmental standards imposed by federal, state, local, and foreign environmental laws and regulations. At July 2, 2005, the Company had $9.2 million reserved for the environmental remediation, post-closure monitoring, and related obligations. The Company periodically reassesses these amounts and estimates its obligations over the foreseeable future based upon results on ongoing remediation and monitoring programs, communications with regulatory agencies, and changes in environmental law. While additional costs are possible, the Company believes that its reserve is adequate and amounts beyond that are not reasonably estimable. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Accrued environmental liabilities are not reduced by potential insurance reimbursements. Based upon information currently available, management believes that the outcome of pending environmental matters will not materially affect the overall financial position and results of operations of the Company.

Note 10 - Income Taxes

     The Company's effective tax rate for the first half of 2005 was 31.6 percent compared with 32.3 percent for the same period of last year. The current period rate is less than the expected federal rate due primarily to income in foreign jurisdictions that is taxed at rates lower than the U.S. federal rate and reductions to valuation reserves, totaling approximately $1.2 million, related to the resolution of certain income tax exposures and the recognition of U.K. net operating loss carryforwards.

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

Results of Operations

     During the second quarter of 2005, the Company's net sales were $410.5 million, which compares with net sales of $380.8 million over the same period of 2004. Net sales were $812.2 million in the first half of 2005 compared with $726.8 million in the same period of 2004. The increase in net sales is attributable to higher selling prices and acquired businesses, offset by lower volume. The average price of copper was approximately 22 percent higher in the first half of 2005 compared with the same period of 2004. During the second quarter of 2005, the Company's core manufacturing businesses shipped 182.2 million pounds of product compared to 198.5 million pounds in the same quarter of 2004. The Company shipped 371.6 million pounds of product in the first half of 2005 compared with 396.1 million in the same period of 2004. This decrease was due primarily to lower copper tube shipments.

     Cost of goods sold increased from $303.7 million in the second quarter of 2004 to $345.7 million in the same period of 2005. This increase was primarily attributable to higher material costs. Gross profit decreased to $64.8 million from $77.1 million due primarily to lower shipments and lower margins on copper tube. Inventories valued using the LIFO method totaled $33.4 million at July 2, 2005 and $36.5 million at December 25, 2004. At July 2, 2005 and December 25, 2004, the approximate FIFO cost of such inventories was $67.7 million and $64.4 million, respectively.

     Depreciation and amortization expense was $10.4 million in the second quarter of 2005 compared with $10.2 million during the second quarter of 2004. Selling, general, and administrative expense was $29.1 million for the second quarter of 2005 compared with $28.2 million for the same period of 2004. Year-to-date selling, general, and administrative expense was $59.5 million for 2005 compared with $54.9 million for the same period of 2004.
The increase is primarily attributable to businesses acquired in the latter half of 2004.

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

     For the second quarter of 2005, operating income at SPD was $23.2 million which compares with $37.2 million in the same period of 2004. This decrease is primarily attributable to reduced profitability in copper tube as a result of lower volumes and narrowed spreads, partially offset by contributions of acquired businesses.

     Operating income at IPD was $7.3 million in the second quarter of 2005 compared with $6.3 million in the second quarter of 2004. Profitability reductions in the brass rod business due to lower volumes and spreads were offset by improvements in other product lines.

     Interest expense for the second quarter of 2005 totaled $4.8 million, compared with $0.2 million for the same period of 2004. For the first half of 2005, interest expense was $9.9 million compared with $0.4 million for the same period of 2004. The increase in the second quarter and first half of 2005 is primarily attributable to the Subordinated Debentures issued as part of the Special Dividend during the fourth quarter of 2004.

     Other income, net was $4.8 million for the first half of 2005 and $3.8 million for the same period of 2004. During the first quarter of 2004, the Company completed the sale of certain undeveloped land that resulted in recognizing a gain of $5.2 million. The proceeds realized from sale were $5.2 million. Also during the first quarter of 2004, the Company recognized a $3.3 million loss related to its equity interest in Conbraco Industries, Inc. The loss related primarily to certain federal income tax audit exposures of Conbraco that were assessed during the first quarter of 2004; Conbraco settled these matters in the second quarter of 2005 and, consequently, the Company reversed a loss accrual that resulted in a $2.3 million gain.

     The Company's effective tax rate for the first half of 2005 was 31.6 percent compared with 32.3 percent for the same period of last year. The current period rate is less than the expected federal rate due primarily to income in foreign jurisdictions that is taxed at rates lower than the U.S. federal rate and reductions to valuation reserves, totaling approximately $1.2 million, related to the resolution of certain income tax exposures and the recognition of U.K. net operating loss carryforwards. The lower rate in the first quarter of 2004 is primarily attributable to the recognition of a capital loss carryforward related to the sale of land that had a tax basis significantly less than the realized proceeds.


Liquidity and Capital Resources

     Cash provided by operating activities in the first half of 2005 totaled $34.5 million, which is primarily attributable to net income, depreciation and amortization, and an increase in liabilities partially offset by increased receivables and increased inventories. Fluctuations in the cost of copper and other raw materials affect the Company's liquidity. Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable. During the first half of 2005, the average COMEX copper price was approximately $1.50 per pound, which represents a 22 percent increase over the average price during the first half of 2004. This rise in the price of cathode has also resulted in sharp increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.

     During the first half of 2005, cash used for investing activities was $8.3 million, consisting primarily of $8.9 million for capital expenditures reduced by $0.6 million proceeds from sales of properties. The Company also used $4.0 million for financing activities during the first half, consisting primarily of the payment of dividends, partially offset by the proceeds from stock option exercises.

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

     The Company has a $150 million unsecured line-of-credit (Credit Facility) which expires in November 2007. At July 2, 2005, there were no outstanding borrowings under the Credit Facility. Approximately $10.3 million in letters of credit were backed by the Credit Facility at the end of the quarter. At July 2, 2005 the Company's total debt was $315.2 million or 46 percent of its total capitalization.

     Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. At July 2, 2005, the Company was in compliance with all of its debt covenants.

     The Company declared and paid a regular quarterly cash dividend of ten cents per common share in the first and second quarters of 2005. Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors. On May 1, 2005 the Company began making semi-annual interest payments of approximately $9.2 million on its 6% Subordinated Debentures.

     Management believes that cash provided by operations and currently available cash of $69.1 million will be adequate to meet the Company's normal future capital expenditures and operational needs. The Company's current ratio was 2.5 to 1 at July 2, 2005.

     The Company's Board of Directors has authorized the repurchase until October 2005 of up to ten million shares of the Company's common stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through July 2, 2005, the Company has repurchased approximately 2.4 million shares under this authorization.

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

     The Company occasionally enters into forward fixed-price arrangements with certain customers. The Company may utilize forward contracts to hedge risks associated with forward fixed-price arrangements. The Company may also utilize forward contracts to manage price risk associated with inventory. Gains or losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon the sale of inventory. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory. During the second quarter, the Company entered into forward contracts to purchase approximately $1.1 million of copper. As of July 2, 2005, the Company held open forward contracts to purchase approximately $1.2 million of copper through December 2005.

     Futures contracts may also be used to manage price risk associated with natural gas purchases. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon consumption of natural gas. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices. At July 2, 2005, the Company had no open forward contracts to purchase natural gas.

Foreign Currency Exchange Rates

     Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material; however, the Company may utilize certain forward fixed-rate contracts to hedge such transactional exposures. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon collection of receivables. At July 2, 2005, the Company had no open forward contract to exchange foreign currency.

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

     There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending July 2, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     The Company has identified deficiencies in the internal controls over financial reporting of the business (currently known as Mueller Comercial) acquired by the Company in December 2004. While the Company's assessment of these internal controls and procedures is continuing, at this time the Company intends to change such controls by, among other things, (i) preparing monthly financial statements on a timely basis, (ii) implementing routine preventative and detective control procedures and (iii) implementing additional disclosure controls and procedures. In addition to these modifications, accounting and finance staff resources will be increased at these operations. In light of the relative size and magnitude of Mueller Comercial to the Company's consolidated financial statements, the Company does not believe that the deficiencies identified have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Copper Tube Antitrust Litigation

     The Company has been named as a defendant in several purported class action complaints brought by direct and indirect purchasers alleging anticompetitive activities with respect to the sale of copper plumbing tubes in the United States. Two such purported class actions were filed in the United States District Court for the Western District of Tennessee (the Federal Actions), four were filed in the Superior Court of the State of California, County of San Francisco (the California Actions), one was filed in the Circuit Court for Shelby County, Tennessee (the Tennessee Action), and one was filed in the Superior Court of the Commonwealth of Massachusetts, County of Middlesex (the Massachusetts Action, and with the Federal Actions, the California Actions and the Tennessee Action, the Actions). Wholly owned Company subsidiaries, WTC Holding Company, Inc.,
Deno Holding Company, Inc., and Mueller Europe Ltd. are named in all of the Actions, and Deno Acquisition Eurl is named in two of the Actions. All of the Actions, which are similar, seek declaratory (except for the Massachusetts Action) and monetary relief. Plaintiffs' motions to consolidate and for appointment of lead counsel in the Federal Actions and plaintiffs' motion to consolidate the California Actions have been granted. On July 6, 2005, a motion to dismiss the Federal Actions for failure to state a claim was granted as to WTC Holding Company, Inc. and Deno Holding Company, Inc. and denied as to Mueller Industries, Inc. Mueller Europe's motion to dismiss the Federal Actions for lack of personal jurisdiction is pending.
The Company has not yet been required to respond to the complaints in the California, Tennessee, and Massachusetts Actions. The Company believes that the claims for relief in the Actions are without merit and intends to defend the Actions vigorously.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

                                 (a)          (b)          (c)          (d)
                                                        Total
                                                       Number of      Maximum
                                                        Shares       Number of
                                                      Purchased     Shares that
                                                      as Part of     May yet Be
                               Total                   Publicly      Purchased
                             Number of     Average    Announced      Under the
                              Shares     Price Paid    Plans or       Plans or
                             Purchased    per Share    Programs       Programs
                                                                   7,647,030(1)
    April 3-April 30, 2005         -     $      -
    May 1-May 28, 2005             -            -
    May 29-July 2, 2005            -            -

 (1) Shares available to be purchased under the Company's 10 million Share
      Repurchase Authorization until October 2005.


Item 4.  Submission of Matters to a Vote of Security Holders

     On May 5, 2005, the Company held its Annual Meeting of Stockholders at which three proposals were voted upon: (i) the election of directors, (ii) the approval of the Mueller Industries, Inc. annual bonus plan and (iii) the approval of the appointment of independent auditors. The following persons were duly elected to serve, subject to the Company's Bylaws, as Directors of the Company until the next Annual Meeting, or until election and qualification of their successors:

                                    Votes in Favor         Votes Withheld
     Alexander P. Federbush             32,900,732                690,422
     Gennaro J. Fulvio                  31,041,319              2,549,835
     Gary S. Gladstein                  31,042,213              2,548,941
     Terry Hermanson                    31,045,619              2,545,535
     Robert B. Hodes                    30,508,527              3,082,627
     Harvey L. Karp                     30,628,238              2,962,916
     William D. O'Hagan                 30,925,344              2,665,810

     The proposal to approve the annual bonus plan was ratified by 31,872,655 votes in favor, 1,526,913 votes against, and 191,586 votes abstaining.

     The proposal to approve the appointment of Ernst & Young LLP as the Company's independent auditors was ratified by 32,722,309 votes in favor, 849,979 votes against, and 18,866 votes abstaining.

     There were no broker non-votes pertaining to these proposals.

Item 6.  Exhibits

     19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended July 2, 2005. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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


Items 3 and 5 are not applicable and have been omitted.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 2005.


                                       MUELLER INDUSTRIES, INC.


                                       /s/ Kent A. McKee
                                       Kent A. McKee
                                       Vice President and
                                       Chief Financial Officer


                                       /s/ Richard W. Corman
                                       Richard W. Corman
                                       Vice President - Controller

                                EXHIBIT INDEX

Exhibits      Description

19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended July 2, 2005. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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