Form 10-Q
period 2005-10-01
MUELLER INDUSTRIES INC
filed 2005-10-27
CIK 89439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended October 1, 2005   Commission file number 1-6770


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

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes  / /        No  /X/


The number of shares of the Registrant's common stock outstanding as of October 24, 2005, was 36,633,948.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                      For the Period Ended October 1, 2005

                                   INDEX



Part I. Financial Information                                        Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Consolidated Statements of Income
               for the quarters and nine months ended
               October 1, 2005 and September 25, 2004                   3

          b.)  Consolidated Balance Sheets
               as of October 1, 2005 and December 25, 2004              7

          c.)  Consolidated Statements of Cash Flows
               for the nine months ended October 1, 2005
               and September 25, 2004                                   9

          d.)  Notes to Consolidated Financial Statements              11


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      19

     Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                        24

     Item 4.  Controls and Procedures                                  25


Part II. Other Information

     Item 1.  Legal Proceedings                                        26

     Item 2.  Unregistered Sales of Equity Securities
              and Use of Proceeds                                      28

     Item 6.  Exhibits                                                 28

Signatures                                                             29

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          MUELLER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                               For the Quarter Ended
                                           October 1,           September 25,
                                             2005                    2004
                                         (In thousands, except per share data)
Net sales                                $   434,130             $   322,512

Cost of goods sold                           360,514                 263,188
                                          ----------              ----------

   Gross profit                               73,616                  59,324

Depreciation and amortization                 10,082                  10,278
Selling, general, and
   administrative expense                     33,297                  24,529
Impairment charge                                  -                       -
                                          ----------              ----------

   Operating income                           30,237                  24,517

Interest expense                              (4,794)                   (236)
Other income, net                              5,421                   1,357
                                          ----------              ----------

   Income from continuing operations
      before income taxes                     30,864                  25,638

Current income tax expense                   (10,622)                 (5,895)
Deferred income tax benefit (expense)            774                    (989)
                                          ----------              ----------

   Total income tax expense                   (9,848)                 (6,884)
                                          ----------              ----------

Income from continuing operations             21,016                  18,754

Gain from discontinued operations,
   net of tax                                  3,324                       -
                                          ----------              ----------

Net income                               $    24,340             $    18,754
                                          ==========              ==========



See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                               For the Quarter Ended
                                           October 1,           September 25,
                                             2005                    2004
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               36,625                  35,283
Effect of dilutive stock options                 495                   1,631
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             37,120                  36,914
                                          ----------              ----------

Basic earnings per share:
   From continuing operations            $      0.57             $      0.53
   From discontinued operations                 0.09                       -
                                          ----------              ----------

   Basic earnings per share              $      0.66             $      0.53
                                          ==========              ==========

Diluted earnings per share:
   From continuing operations            $      0.57             $      0.51
   From discontinued operations                 0.09                       -
                                          ----------              ----------

   Diluted earnings per share            $      0.66             $      0.51
                                          ==========              ==========

Dividends per share                      $      0.10             $      0.10
                                          ==========              ==========















See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                               For the Nine Months Ended
                                           October 1,           September 25,
                                             2005                    2004
                                         (In thousands, except per share data)
Net sales                                $ 1,246,299             $ 1,049,293

Cost of goods sold                         1,040,201                 847,937
                                          ----------              ----------

   Gross profit                              206,098                 201,356

Depreciation and amortization                 30,571                  30,402
Selling, general, and
   administrative expense                     92,788                  79,410
Impairment charge                                  -                   3,941
                                          ----------              ----------

   Operating income                           82,739                  87,603

Interest expense                             (14,730)                   (659)
Other income, net                             10,188                   5,161
                                          ----------              ----------

   Income from continuing operations
      before income taxes                     78,197                  92,105

Current income tax expense                   (26,603)                (28,738)
Deferred income tax benefit (expense)          1,813                     395
                                          ----------              ----------

   Total income tax expense                  (24,790)                (28,343)
                                          ----------              ----------

Income from continuing operations             53,407                  63,762

Gain from discontinued operations,
   net of tax                                  3,324                       -
                                          ----------              ----------

Net income                               $    56,731             $    63,762
                                          ==========              ==========





See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                               For the Nine Months Ended
                                           October 1,           September 25,
                                             2005                    2004
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               36,576                  34,973
Effect of dilutive stock options                 536                   1,932
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             37,112                  36,905
                                          ----------              ----------

Basic earnings per share:
   From continuing operations            $      1.46             $      1.82
   From discontinued operations                 0.09                       -
                                          ----------              ----------

   Basic earnings per share              $      1.55             $      1.82
                                          ==========              ==========

Diluted earnings per share:
   From continuing operations            $      1.44             $      1.73
   From discontinued operations                 0.09                       -
                                          ----------              ----------

   Diluted earnings per share            $      1.53             $      1.73
                                          ==========              ==========

Dividends per share                      $      0.30             $      0.30
                                          ==========              ==========















See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                       October 1, 2005      December 25, 2004
                                                   (In thousands)
Assets
Current assets:
   Cash and cash equivalents             $   108,012             $    47,449

   Accounts receivable, less allowance
     for doubtful accounts of $4,979 in
     2005 and $3,925 in 2004                 251,406                 201,396
   Inventories:
     Raw material and supplies                31,704                  34,270
     Work-in-process                          28,503                  24,201
     Finished goods                          122,998                 129,382
                                          ----------              ----------
   Total inventories                         183,205                 187,853

   Other current assets                       19,985                  18,633
                                          ----------              ----------

     Total current assets                    562,608                 455,331

Property, plant, and equipment, net          309,962                 335,610

Goodwill                                     148,102                 136,615

Other assets                                  40,814                  36,175
                                          ----------              ----------

                                         $ 1,061,486             $   963,731
                                          ==========              ==========


















See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                   CONSOLIDATED BALANCE SHEETS (continued)
                                 (Unaudited)
                                       October 1, 2005      December 25, 2004
                                          (In thousands, except share data)
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt     $       887             $     5,328
   Accounts payable                          117,282                  79,723
   Accrued wages and other employee costs     34,269                  37,992
   Other current liabilities                  83,653                  57,775
                                          ----------              ----------

     Total current liabilities               236,091                 180,818

Long-term debt                               312,940                 310,650
Pension liabilities                           18,889                  19,611
Postretirement liabilities other
   than pensions                              13,383                  13,556
Environmental reserves                         9,183                   9,503
Deferred income taxes                         64,033                  67,479
Other noncurrent liabilities                  10,122                  10,361
                                          ----------              ----------

     Total liabilities                       664,641                 611,978
                                          ----------              ----------

Minority interest in subsidiaries                 74                      67
Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                   -                       -
   Series A junior participating
     preferred stock - $1.00 par value;
     shares authorized 15,000;
     none outstanding                              -                       -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 36,633,948
     in 2005 and 36,389,824 in 2004              401                     401
   Additional paid-in capital, common        252,472                 252,931
   Retained earnings                         221,285                 175,537
   Accumulated other comprehensive
     (loss) income                            (2,284)                  3,085
   Treasury common stock, at cost            (75,103)                (80,268)
                                          ----------              ----------

     Total stockholders' equity              396,771                 351,686

Commitments and contingencies (Note 2)             -                       -
                                          ----------              ----------

                                         $ 1,061,486             $   963,731
                                          ==========              ==========
See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                               For the Nine Months Ended
                                            October 1,          September 25,
                                              2005                   2004
                                                   (In thousands)
Cash flows from operating activities
   Net income from continuing operations $    53,407             $    63,762
   Reconciliation of net income from
    continuing operations to net cash
    provided by operating activities:
     Depreciation and amortization            30,691                  30,402
     Income tax benefit from exercise
       of stock options                          529                  29,252
     Impairment charge                             -                   3,941
     Equity in (income) loss of
       unconsolidated subsidiaries            (4,005)                  2,376
     Gain on disposal of properties           (3,713)                 (5,156)
     Deferred income taxes                    (1,813)                   (395)
     Minority interest in subsidiaries,
       net of dividends paid                       7                    (151)
     Changes in assets and liabilities,
      net of business acquired:
       Receivables                           (49,665)                (14,742)
       Inventories                             8,703                 (33,969)
       Other assets                           (2,956)                 (1,388)
       Current liabilities                    50,639                  18,671
       Other liabilities                         367                     546
       Other, net                                960                     288
                                          ----------              ----------

Net cash provided by operating activities     83,151                  93,437
                                          ----------              ----------

Cash flows from investing activities
   Capital expenditures                      (13,425)                (13,073)
   Proceeds from sales of properties          10,059                   5,493
   Acquisition of business                   (10,891)                (14,583)
                                          ----------              ----------

Net cash used in investing activities        (14,257)                (22,163)
                                          ----------              ----------






See accompanying notes to consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)
                                               For the Nine Months Ended
                                            October 1,          September 25,
                                              2005                   2004
                                                   (In thousands)

Cash flows from financing activities
   Dividends paid                        $   (10,983)            $   (10,591)
   Acquisition of treasury stock                (168)                (28,409)
   Proceeds from the sale of
     treasury stock                            4,346                   7,344
   Repayments of long-term debt               (4,355)                 (2,776)
                                          ----------              ----------

Net cash used in financing activities        (11,160)                (34,432)
                                          ----------              ----------

Effect of exchange rate changes on cash         (495)                    (15)
                                          ----------              ----------

Increase in cash and cash equivalents         57,239                  36,827

Cash provided by discontinued operations       3,324                       -

Cash and cash equivalents at the
   beginning of the period                    47,449                 255,088
                                          ----------              ----------

Cash and cash equivalents at the
   end of the period                     $   108,012             $   291,915
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

     The accompanying unaudited interim financial statements include all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The nine-month period ended October 1, 2005 contained 40 weeks while the nine-month period ended September 25, 2004 contained 39 weeks.

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

                                               For the Quarter Ended
                                           October 1,           September 25,
                                             2005                    2004
                                        (In thousands, except per share data)
Net income                               $    24,340             $    18,754
SFAS No. 123 compensation
  expense, net of income taxes                  (593)                   (576)
                                          ----------              ----------
SFAS No. 123 pro forma
  net income                             $    23,747             $    18,178
                                          ==========              ==========

Pro forma earnings per share:
   Basic                                 $      0.65             $      0.52
   Diluted                               $      0.64             $      0.49

Earnings per share, as reported:
   Basic                                 $      0.66             $      0.53
   Diluted                               $      0.66             $      0.51

                                               For the Nine Months Ended
                                           October 1,           September 25,
                                             2005                    2004
                                        (In thousands, except per share data)
Net income                               $    56,731             $    63,762
SFAS No. 123 compensation
  expense, net of income taxes                (1,813)                 (1,644)
                                          ----------              ----------
SFAS No. 123 pro forma
  net income                             $    54,918             $    62,118
                                          ==========              ==========

Pro forma earnings per share:
   Basic                                 $      1.50             $      1.78
   Diluted                               $      1.48             $      1.68

Earnings per share, as reported:
   Basic                                 $      1.55             $      1.82
   Diluted                               $      1.53             $      1.73

Note 2 - Commitments and Contingencies

     The Company is involved in certain litigation as either plaintiff or defendant as a result of claims that have arisen in the ordinary course of business which management believes will not have a material effect on the Company's financial condition or results of operations.

     The Company has been named as a defendant in several purported class action complaints brought by direct and indirect purchasers alleging anticompetitive activities with respect to the sale of copper plumbing tubes in the United States. Two such purported class actions were filed in the United States District Court for the Western District of Tennessee (the Federal Actions), four were filed in the Superior Court of the State of California, County of San Francisco (the California Actions), one was filed in the Circuit Court for Shelby County, Tennessee (the Tennessee Action), and one was filed in the Superior Court of the Commonwealth of Massachusetts, County of Middlesex (the Massachusetts Action, and with the Federal Actions, the California Actions and the Tennessee Action, the Actions). Wholly owned Company subsidiaries, WTC Holding Company, Inc., Deno Holding Company, Inc., and Mueller Europe Ltd. are named in all of the Actions, and Deno Acquisition Eurl is named in two of the Actions. Deno Acquisition Eurl has not been served with the complaint in either of the Actions in which it is named, and only the Company has been served with the complaint in the Tennessee Action. All of the Actions, which are similar, seek declaratory (except for the Massachusetts Action) and monetary relief. Plaintiffs' motions to consolidate and for appointment of lead counsel in the Federal Actions and plaintiffs' motion to consolidate the California Actions have been granted. On July 6, 2005, a motion to dismiss the Federal Actions for failure to state a claim was granted as to WTC Holding Company, Inc. and Deno Holding Company, Inc. and denied as to Mueller Industries, Inc. Mueller Europe's motion to dismiss the Federal Actions for lack of personal jurisdiction and on other grounds is pending. The Company's demurrer to the complaint in the California Actions and the Company's motion to dismiss the Tennessee Action for failure to state a claim are pending. The Company has not yet been required to respond to the complaint in the Massachusetts Action. The Company subsidiaries named in the Actions have not yet been required to respond to the complaints in the California, Tennessee, and Massachusetts Actions. The Company believes that the claims for relief in the Actions are without merit and intends to defend the Actions vigorously.

     Guarantees, in the form of letters of credit, are issued by the Company generally to guarantee the payment of insurance deductibles, retiree health benefits, and certain operating costs of a foreign subsidiary. The terms of the Company's guarantees are generally one year but are renewable annually as required. The maximum potential amount of future payments the Company could have been required to make under its guarantees at October 1, 2005 was $10.4 million.

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

Note 4 - Industry Segments

     Summarized segment information is as follows:

                                                 For the Quarter Ended
                                            October 1,           September 25,
                                              2005                    2004
                                                   (In thousands)
Net sales:
   Standard Products Division            $   322,507             $   233,651
   Industrial Products Division              114,325                  92,565
   Elimination of intersegment sales          (2,702)                 (3,704)
                                          ----------              ----------
                                         $   434,130             $   322,512
                                          ==========              ==========
Operating income:
   Standard Products Division            $    30,955             $    22,202
   Industrial Products Division                5,700                   6,012
   Unallocated expenses                       (6,418)                 (3,697)
                                          ----------              ----------
                                         $    30,237             $    24,517
                                          ==========              ==========

                                                 For the Nine Months Ended
                                            October 1,           September 25,
                                              2005                    2004
                                                   (In thousands)
Net sales:
   Standard Products Division            $   918,839             $   762,210
   Industrial Products Division              336,608                 298,246
   Elimination of intersegment sales          (9,148)                (11,163)
                                          ----------              ----------
                                         $ 1,246,299             $ 1,049,293
                                          ==========              ==========
Operating income:
   Standard Products Division            $    78,732             $    84,376
   Industrial Products Division               19,540                  15,699
   Unallocated expenses                      (15,533)                (12,472)
                                          ----------              ----------
                                         $    82,739             $    87,603
                                          ==========              ==========

     Operating income for the Industrial Products Division was reduced by a $3.9 million impairment charge during the nine months ended September 25, 2004.

Note 5 - Comprehensive Income

     Comprehensive income is as follows:

                                               For the Quarter Ended
                                          October 1,            September 25,
                                             2005                    2004
                                                   (In thousands)
Comprehensive income:
   Net income                            $    24,340             $    18,754
   Other comprehensive income (loss):
      Cumulative translation adjustments         153                    (578)
      Change in the fair value
         of derivatives                          120                      18
                                          ----------              ----------

                                         $    24,613             $    18,194
                                          ==========              ==========

                                               For the Nine Months Ended
                                          October 1,           September 25,
                                             2005                   2004
                                                   (In thousands)
Comprehensive income:
   Net income                            $    56,731             $    63,762
   Other comprehensive income (loss):
      Cumulative translation adjustments      (5,581)                  1,611
      Change in the fair value
         of derivatives                          212                      55
                                          ----------              ----------

                                         $    51,362             $    65,428
                                          ==========              ==========


     The change in cumulative foreign currency translation adjustment primarily relates to the Company's investment in its U.K., Mexican, and Canadian subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar. During the first nine months of 2005, the value of the British pound sterling decreased 8 percent compared to the U.S. dollar, the value of the Canadian dollar increased 6 percent compared to the U.S. dollar, and the value of the Mexican peso increased 3 percent compared to the U.S. dollar.

Note 6 - Employee Benefits

     The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The components of net periodic benefit cost are as follows:

                                                 For the Quarter Ended
                                           October 1,             September 25,
                                              2005                      2004
                                                    (In thousands)
Pension benefits:
   Service cost                          $       554               $       467
   Interest cost                               2,062                     1,913
   Expected return on plan assets             (2,468)                   (2,208)
   Amortization of prior service cost             93                        93
   Amortization of net (gain) loss              (139)                      227
                                          ----------                ----------
Net periodic benefit cost                $       102               $       492
                                          ==========                ==========
Other benefits:
   Service cost                          $         1               $         1
   Interest cost                                 162                       174
   Amortization of net loss (gain)                36                        (2)
   Amortization of prior service cost             (2)                       30
                                          ----------                ----------
Net periodic benefit cost                $       197               $       203
                                          ==========                ==========

                                               For the Nine Months Ended
                                           October 1,          September 25,
                                              2005                   2004
                                                    (In thousands)
Pension benefits:
   Service cost                          $     1,663               $     1,401
   Interest cost                               6,186                     5,738
   Expected return on plan assets             (7,405)                   (6,624)
   Amortization of prior service cost            280                       280
   Amortization of net (gain) loss              (418)                      680
                                          ----------                ----------
Net periodic benefit cost                $       306               $     1,475
                                          ==========                ==========
Other benefits:
   Service cost                          $         3               $         3
   Interest cost                                 486                       521
   Amortization of net loss (gain)               108                        (6)
   Amortization of prior service cost             (6)                       90
                                          ----------                ----------
Net periodic benefit cost                $       591               $       608
                                          ==========                ==========

     The Company anticipates contributions to its pension and other postretirement benefit plans for 2005 to be approximately $2.6 million and $0.8 million, respectively. During the first nine months of 2005, $1.9 million of contributions have been made to certain pension plans and $0.5 million of contributions have been made to other postretirement benefit plans.

Note 7 - Acquisitions and Investments

     On August 15, 2005, the Company acquired 100 percent of the outstanding stock of KX Group LTD (Brassware). Brassware, located in Witton, Birmingham, England, is an import distributor of plumbing and residential heating products with annual sales of approximately $48 million to plumbers' merchants and builders' merchants in the U.K. and Irish markets. This acquisition, by Standard Products Division, will strengthen the Company's presence in the U.K. import distributor market. The cost of the acquired business, including cash of $10.9 million plus $1.9 million of notes issued, totaled $12.8 million. The acquisition was accounted for using the purchase method; therefore, the results of operations of Brassware are included in the consolidated financial statements of the Company from the acquisition date. The purchase price has been preliminarily allocated to the acquired assets based on their fair market value awaiting additional information.

     On December 14, 2004, the Company acquired shares in seven companies and inventory of another (collectively Mueller Comercial) for an aggregate of $42.3 million, subject to closing adjustments. These operations include pipe nipple manufacturing in Mexico and import distribution businesses which product lines include malleable iron fittings and other plumbing specialties. The combined sales of Mueller Comercial are approximately $60 million annually.

     This acquisition was accounted for using the purchase method of accounting. The purchase price of Mueller Comercial has been preliminarily allocated to the acquired assets based on their estimated fair market value awaiting additional information. Final allocations to the acquired assets and liabilities assumed, as well as resolution of a contingent earn-out and the ultimate resolution of closing adjustments to the purchase price, will result in future adjustments to goodwill.

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

Note 8 - Recently Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board issued
SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) provides alternative methods of adoption which include prospective application and a modified retroactive application. The Company is currently evaluating the financial impact, including the available alternatives of adoption, of SFAS No. 123(R). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the year ending December 25, 2004 for such excess tax deductions was $31.8 million. The amount of income tax benefit from exercise of stock options recognized in the first nine months of 2005 and 2004 was $0.5 million and $29.3 million, respectively. The Company is required to adopt the provisions of SFAS No. 123(R) effective as of the beginning of the first quarter of 2006.

Note 9 - Environmental Reserves

     The Company is subject to normal environmental standards imposed by federal, state, local, and foreign environmental laws and regulations. At October 1, 2005, the Company had $9.2 million reserved for the environmental remediation, post-closure monitoring, and related obligations. The Company periodically reassesses these amounts and estimates its obligations over the foreseeable future based upon results on ongoing remediation and monitoring programs, communications with regulatory agencies, and changes in environmental law. While additional costs are possible, the Company believes that its reserve is adequate and amounts beyond that are not reasonably estimable. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Accrued environmental liabilities are not reduced by potential insurance reimbursements. Based upon information currently available, management believes that the outcome of pending environmental matters will not materially affect the overall financial position and results of operations of the Company.

Note 10 - Income Taxes

     The Company's effective tax rate for the first nine months of 2005 was 31.7 percent compared with 30.8 percent for the same period of last year. The current period rate is less than the expected federal rate due primarily to income in foreign jurisdictions that is taxed at rates lower than the U.S. federal rate and reductions to valuation reserves, totaling approximately $2.0 million, related to the resolution of certain income tax exposures and the recognition of U.K. net operating loss carryforwards.

Note 11 - Discontinued Operations

     During the third quarter of 2005, the Company recognized a gain of approximately $5.2 million net of income tax of $1.9 million upon the settlement of a business interruption claim related to operations sold in 2002, previously classified as discontinued operations.

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

Results of Operations

     During the third quarter of 2005, the Company's net sales were $434.1 million, which compares with net sales of $322.5 million over the same period of 2004. The increase in sales for the quarter is attributable to both higher volume and increased selling prices reflecting the higher cost of raw materials. Net sales were $1.25 billion in the first nine months of 2005 compared with $1.05 billion in the same period of 2004 also as a result of higher selling prices reflecting the higher cost of raw materials. Business acquired during the latter part of 2004 contributed approximately $25 million and $75 million to sales for the quarter and nine months ended October 1, 2005, respectively. The average price of copper was approximately 25 percent higher in the first half of 2005 compared with the same period of 2004. During the third quarter of 2005, the Company's core manufacturing businesses shipped 187 million pounds of product compared to 171 million pounds in the same quarter of 2004. The Company shipped 559 million pounds of product in the first nine months of 2005 compared with 567 million in the same period of 2004. This decrease was due primarily to lower copper tube shipments during the first half of 2005.

     Cost of goods sold increased from $263.2 million in the third quarter of 2004 to $360.5 million in the same period of 2005. This increase was primarily attributable to higher material costs and volume. Gross profit increased from $59.3 million to $73.6 million due primarily to higher volumes and contributions of businesses acquired in the latter half of 2004. Inventories valued using the LIFO method totaled $29.9 million at October 1, 2005 and $36.5 million at December 25, 2004. At October 1, 2005 and December 25, 2004, the approximate FIFO cost of such inventories was $67.7 million and $64.4 million, respectively.

     Depreciation and amortization expense was $10.1 million in the third quarter of 2005 compared with $10.3 million during the third quarter of 2004. Selling, general, and administrative expense was $33.3 million for the third quarter of 2005 compared with $24.5 million for the same period of 2004. The increase is attributable to businesses acquired in the latter half of 2004, increased professional fees, and incentive compensation. Year-to-date selling, general, and administrative expense was $92.8 million for 2005 compared with $79.4 million for the same period of 2004. The year-to-date increase is attributable to businesses acquired in the latter half of 2004.

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

     For the third quarter of 2005, operating income at SPD was $31.0 million which compares with $22.2 million in the same period of 2004. This increase is primarily attributable to increased volumes from copper tube, copper and plastic fittings, and contributions from acquired businesses.

     Operating income at IPD was $5.7 million in the third quarter of 2005 compared with $6.0 million in the third quarter of 2004. Profitability reductions in the brass rod business due to lower volumes were offset by improvements in other product lines.

     Interest expense for the third quarter of 2005 totaled $4.8 million, compared with $0.2 million for the same period of 2004. For the first nine months of 2005, interest expense was $14.7 million compared with $0.7 million for the same period of 2004. The increase in the third quarter and first nine months of 2005 is primarily attributable to the Subordinated Debentures issued as part of the Special Dividend during the fourth quarter of 2004.

     Other income, net was $10.2 million for the first nine months of 2005 and $5.2 million for the same period of 2004. During the third quarter of 2005 the Company completed the sale of its land and building in Cerritos, California. Operations were relocated to leased premises in Ontario, California. The transaction resulted in the recognition of a $4.0 million pre-tax gain. The proceeds from the sale were $9.3 million. During the first quarter of 2004, the Company completed the sale of certain undeveloped land that resulted in recognizing a gain of $5.2 million. The proceeds realized from sale were $5.2 million. Also during the first quarter of 2004, the Company recognized a $3.3 million loss related to its equity interest in Conbraco Industries, Inc. The loss related primarily to certain federal income tax audit exposures of Conbraco that were assessed during the first quarter of 2004. Conbraco settled these matters in the second quarter of 2005; consequently, the Company reversed a loss accrual that resulted in a $2.3 million gain.

     On August 15, 2005, the Company acquired 100 percent of the outstanding stock of KX Group LTD (Brassware). Brassware, located in Witton, Birmingham, England, is an import distributor of plumbing and residential heating products with annual sales of approximately $48 million to plumbers' merchants and builders' merchants in the U.K. and Irish markets. This acquisition, by Standard Products Division, will strengthen the Company's presence in the U.K. import distributor market. The cost of the acquired business, including cash of $10.9 million plus $1.9 million of notes issued, totaled $12.8 million. The acquisition was accounted for using the purchase method; therefore, the results of operations of Brassware are included in the consolidated financial statements of the Company from the acquisition date. The purchase price has been preliminarily allocated to the acquired assets based on their fair market value awaiting additional information.

     During the third quarter of 2005, the Company recognized a gain of approximately $5.2 million net of income tax of $1.9 million upon the settlement of a business interruption claim related to operations sold in 2002, previously classified as discontinued operations.

     On December 14, 2004, the Company acquired shares in seven companies and inventory of another (collectively Mueller Comercial) for an aggregate of $42.3 million, subject to closing adjustments. These operations include pipe nipple manufacturing in Mexico and import distribution businesses which product lines include malleable iron fittings and other plumbing specialties. The combined sales of Mueller Comercial are approximately $60 million annually. This acquisition was accounted for using the purchase method of accounting. The purchase price of Mueller Comercial has been preliminarily allocated to the acquired assets based on their estimated fair market value awaiting additional information including appraisals of long-lived assets. Final allocations to the acquired assets and liabilities assumed, as well as resolution of a contingent earn-out and the ultimate resolution of closing adjustments to the purchase price, will result in future adjustments to goodwill.

     The Company's effective tax rate for the first nine months of 2005 was
31.7 percent compared with 30.8 percent for the same period of last year. The current period rate is less than the expected federal rate due primarily to income in foreign jurisdictions that is taxed at rates lower than the U.S. federal rate and reductions to valuation reserves, totaling approximately
$2.0 million, related to the resolution of certain income tax exposures and the recognition of U.K. net operating loss carryforwards. The lower rate in 2004 is primarily attributable to the recognition of a capital loss carryforward in the first quarter related to the sale of land that had a tax basis significantly less than the realized proceeds.

Liquidity and Capital Resources

     Cash provided by operating activities in the first nine months of 2005 totaled $83.2 million, which is primarily attributable to net income, depreciation and amortization, and an increase in liabilities partially offset by increased receivables. Fluctuations in the cost of copper and other raw materials affect the Company's liquidity. Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable. During the first nine months of 2005, the average COMEX copper price was approximately $1.57 per pound, which represents a 25 percent increase over the average price during the first nine months of 2004. This rise in the price of cathode has also resulted in sharp increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.

     During the first nine months of 2005, cash used for investing activities was $14.3 million, consisting of $13.4 million for capital expenditures and $10.9 for the acquisition of Brassware reduced by $10.1 million proceeds from sales of properties. The Company also used $11.2 million for financing activities during the first nine months, consisting primarily of the payment of dividends and repayment of long-term debt, partially offset by the proceeds from stock option exercises.

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

     The Company has a $150 million unsecured line-of-credit (Credit Facility) which expires in November 2007. At October 1, 2005, there were no outstanding borrowings under the Credit Facility. Approximately $10.3 million in letters of credit were backed by the Credit Facility at the end of the quarter. At October 1, 2005 the Company's total debt was $313.8 million or 44.2 percent of its total capitalization.

     Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. At October 1, 2005, the Company was in compliance with all of its debt covenants.

     The Company declared and paid a regular quarterly cash dividend of ten cents per common share in the first three quarters of 2005. Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors. On November 1, 2005, the Company will pay approximately $9.0 million in interest on its 6% Subordinated Debentures.

     Management believes that cash provided by operations and currently available cash of $108 million will be adequate to meet the Company's normal future capital expenditures and operational needs. The Company's current ratio was 2.4 to 1 at October 1, 2005. There have been no significant changes in the Company's contractual cash obligations reported at December 25, 2004.

     The Company's Board of Directors has authorized the repurchase until October 2006 of up to ten million shares of the Company's common stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through October 1, 2005, the Company has repurchased approximately 3.5 million shares under this authorization.

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

     The Company occasionally enters into forward fixed-price arrangements with certain customers. The Company may utilize forward contracts to hedge risks associated with forward fixed-price arrangements. The Company may also utilize forward contracts to manage price risk associated with inventory. Gains or losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon the sale of inventory. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory. During the third quarter, the Company entered into forward contracts to purchase approximately $0.3 million of copper. As of October 1, 2005, the Company held open forward contracts to purchase approximately $0.7 million of copper through December 2005.

     Futures contracts may also be used to manage price risk associated with natural gas purchases. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon consumption of natural gas. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices. At October 1, 2005, the Company had no open forward contracts to purchase natural gas. The lack of availability of energy sources and the impact of rising energy prices could materially affect the Company's business, results of operations and financial condition.

Foreign Currency Exchange Rates

     Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material; however, the Company may utilize certain forward fixed-rate contracts to hedge such transactional exposures. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon collection of receivables. At October 1, 2005, one of the Company's foreign subsidiaries had $3 million in open forward contracts to purchase U.S. dollars.

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

     There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending October 1, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     The Company has identified deficiencies in the internal controls over financial reporting of the business (currently known as Mueller Comercial) acquired by the Company in December 2004. While the Company's assessment of these internal controls and procedures is continuing, at this time the Company intends to change such controls by, among other things, (i) preparing monthly financial statements on a timely basis, (ii) implementing routine preventative and detective control procedures and (iii) implementing additional disclosure controls and procedures. In addition to these modifications, the accounting and finance staff resources were increased at these operations during the third quarter of 2005. In light of the relative size and magnitude of Mueller Comercial to the Company's consolidated financial statements, the Company does not believe that the deficiencies identified have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Copper Tube Antitrust Litigation

     The Company has been named as a defendant in several purported class action complaints brought by direct and indirect purchasers alleging anticompetitive activities with respect to the sale of copper plumbing tubes in the United States. Two such purported class actions were filed in the United States District Court for the Western District of Tennessee (the Federal Actions), four were filed in the Superior Court of the State of California, County of San Francisco (the California Actions), one was filed in the Circuit Court for Shelby County, Tennessee (the Tennessee Action), and one was filed in the Superior Court of the Commonwealth of Massachusetts, County of Middlesex (the Massachusetts Action, and with the Federal Actions, the California Actions and the Tennessee Action, the Actions). Wholly owned Company subsidiaries, WTC Holding Company, Inc., Deno Holding Company, Inc., and Mueller Europe Ltd. are named in all of the Actions, and Deno Acquisition Eurl is named in two of the Actions. Deno Acquisition Eurl has not been served with the complaint in either of the Actions in which it is named, and only the Company has been served with the complaint in the Tennessee Action. All of the Actions, which are similar, seek declaratory (except for the Massachusetts Action) and monetary relief. Plaintiffs' motions to consolidate and for appointment of lead counsel in the Federal Actions and plaintiffs' motion to consolidate the California Actions have been granted. On July 6, 2005, a motion to dismiss the Federal Actions for failure to state a claim was granted as to WTC Holding Company, Inc. and Deno Holding Company, Inc. and denied as to Mueller Industries, Inc. Mueller Europe's motion to dismiss the Federal Actions for lack of personal jurisdiction and on other grounds is pending. The Company's demurrer to the complaint in the California Actions and the Company's motion to dismiss the Tennessee Action for failure to state a claim are pending. The Company has not yet been required to respond to the complaint in the Massachusetts Action. The Company subsidiaries named in the Actions have not yet been required to respond to the complaints in the California, Tennessee, and Massachusetts Actions. The Company believes that the claims for relief in the Actions are without merit and intends to defend the Actions vigorously.


Other Matters

     The Company is aware of investigations of competition in markets in which it participates, or has participated in the past, in Europe and Canada. On September 22, 2005, the European Commission issued a statement alleging infringements in Europe of competition rules by manufacturers of copper fittings including the Company and a business in England that it acquired in 1997. The Company took the lead in bringing these issues to the attention of the European Commission and has fully cooperated in the resulting investigation from its inception. The Company does not anticipate any material adverse effect on its business or financial condition as a result of the matters discussed in this paragraph.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

                                 (a)          (b)          (c)          (d)
                                                        Total
                                                       Number of      Maximum
                                                        Shares       Number of
                                                      Purchased     Shares that
                                                      as Part of     May yet Be
                               Total                   Publicly      Purchased
                             Number of     Average    Announced      Under the
                              Shares     Price Paid    Plans or       Plans or
                             Purchased    per Share    Programs       Programs
                                                                   7,647,030(1)
July 3-July 30, 2005        2,002 (2)   $   29.10
July 31-August 27, 2005         -               -
August 28-October 1, 2005       -               -

 (1) Shares available to be purchased under the Company's 10 million Share
      Repurchase Authorization until October 2006.
 (2) Shares withheld by the Company sufficient to cover the minimum withholding taxes incurred by the exercise of certain employee stock options.

Item 6.  Exhibits

         19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended October 1, 2005. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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



Items 3, 4 and 5 are not applicable and have been omitted.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       MUELLER INDUSTRIES, INC.


October 27, 2005                       /s/ Kent A. McKee
Date                                   Kent A. McKee
                                       Executive Vice President and
                                       Chief Financial Officer


October 27, 2005                       /s/ Richard W. Corman
Date                                   Richard W. Corman
                                       Vice President - Controller

                                EXHIBIT INDEX

Exhibits      Description

19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended October 1, 2005. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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