Form 10-K
period 2005-12-31
MUELLER INDUSTRIES INC
filed 2006-03-15
CIK 89439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005     Commission file number 1-6770

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

Indicate by check mark whether the Registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act.  Yes [ X ] No [   ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [    ]  No [ X ]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ X ]
Accelerated filer [   ]  Non-accelerated filer  [   ]

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was $950,530,457.

The number of shares of the Registrant's common stock outstanding as of March 6, 2006 was 36,849,308 excluding 3,242,194 treasury shares.


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into this
Report: Registrant's Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, scheduled to be mailed on or about March 20, 2006 (Part III).

                          MUELLER INDUSTRIES, INC.

                             -------------------

As used in this report, the terms "Company", "Mueller", and "Registrant" mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

                             -------------------

                              TABLE OF CONTENTS

                                                                          Page

Part I
     Item 1.  Business                                                      4
     Item 1A. Risk Factors                                                 11
     Item 1B. Unresolved Staff Comments                                    14
     Item 2.  Properties                                                   14
     Item 3.  Legal Proceedings                                            16
     Item 4.  Submission of Matters to a Vote of Security Holders          18

Part II
     Item 5.  Market for Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases of Equity Securities          18
     Item 6.  Selected Financial Data                                      21
     Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        22
     Item 7A. Quantitative and Qualitative Disclosures About
                Market Risk                                                22
     Item 8.  Financial Statements and Supplementary Data                  22
     Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                        22
     Item 9A. Controls and Procedures                                      22
     Item 9B. Other Information                                            27

Part III
     Item 10. Directors and Executive Officers of the Registrant           27
     Item 11. Executive Compensation                                       27
     Item 12. Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                 27
     Item 13. Certain Relationships and Related Transactions               29
     Item 14. Principal Accounting Fees and Services                       30

Part IV
     Item 15. Exhibits, Financial Statement Schedules                      30

Signatures                                                                 36

Index to Consolidated Financial Statements                                F-1

                                   PART I


ITEM 1.     BUSINESS

Introduction

     The Company is a leading manufacturer of copper, brass, plastic, and aluminum products. The range of these products is broad: copper tube and fittings; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic fittings and valves; refrigeration valves and fittings; and fabricated tubular products. The Company also resells imported brass and plastic plumbing valves, malleable iron fittings, steel nipples, faucets and plumbing specialty products. Mueller's operations are located throughout the United States, and in Canada, Mexico, Great Britain, and China.

     The Company's businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the Original Equipment
Manufacturers (OEM) segment. Prior to 2005, the Company disclosed its reportable segments as Standard Products and Industrial Products.
Additional operating segments have been recognized following an internal reorganization in 2005. For disclosure purposes, as permitted under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", certain operating segments are aggregated into reportable segments. The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), the Trading Group, and European Operations. The OEM segment is composed of the Industrial Products Division (IPD) and Engineered
Products Division (EPD). These reportable segments are described in more detail below. SPD manufactures and sells copper tube, copper and plastic fittings, and valves in North America. European Operations manufactures copper tube in Europe, which is sold in Europe and the Middle East; activities also include import distribution. The Trading Group sources products for import distribution in North America. The Plumbing & Refrigeration segment sells products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers. The OEM segment manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. The OEM segment sells its products primarily to original equipment manufacturers, many of which are in the HVAC, plumbing, and refrigeration markets. The majority of the Company's manufacturing facilities operated at moderate levels during 2005, 2004 and 2003.

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

     Information concerning segments and geographic information appears under "Note 15 - Industry Segments" in the Notes to Consolidated Financial Statements for the year ended December 31, 2005 in Item 8 of this Report, which is incorporated herein by reference.

     The Company is a Delaware corporation incorporated on October 3, 1990.

Plumbing & Refrigeration Segment

     Mueller's Plumbing & Refrigeration segment includes the Standard Products Division (SPD) which manufactures a broad line of copper tube, in sizes ranging from 1/8 inch to 8 inch diameter, and which are sold in various straight lengths and coils. Mueller is a market leader in the air-conditioning and refrigeration service tube markets. Additionally, Mueller supplies a variety of water tube in straight lengths and coils used for plumbing applications in virtually every type of construction project. SPD also manufactures copper and plastic fittings and related components for the plumbing and heating industry that are used in water distribution systems, heating systems, air-conditioning, and refrigeration applications, and drainage, waste, and vent systems. A major portion of SPD's products are ultimately used in the domestic residential and commercial construction markets.

     Through its Trading Group, the Plumbing & Refrigeration segment fabricates steel pipe nipples and resells imported brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products to plumbing wholesalers, distributors to the manufactured housing and recreational vehicle industries and building materials retailers.

     On August 15, 2005, the Company acquired 100 percent of the outstanding stock of KX Group LTD (Brassware). Brassware, located in Whitton, Birmingham, England, is an import distributor of plumbing and residential heating products with annual sales of approximately $48 million to plumbers' merchants and builders' merchants in the U.K. and Ireland.

     On December 14, 2004, the Company acquired shares in seven companies and inventory of another (collectively, Mueller Comercial S.A.). These operations, with annual sales of approximately $60 million, include pipe nipple manufacturing in Mexico and import distribution businesses which product lines include malleable iron fittings and other plumbing specialties.

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

     The Plumbing & Refrigeration segment markets primarily through its own sales and distribution organization, which maintains sales offices and distribution centers throughout the United States and in Canada, Mexico, and Europe. Additionally, products are sold and marketed through a network of agents, which, when combined with the Company's sales organization, provide the Company broad geographic market representation.

     These businesses are highly competitive. The principal methods of competition for Mueller's products are customer service, availability, and price. The total amount of order backlog for the Plumbing & Refrigeration segment as of December 31, 2005 was not significant.

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

OEM Segment

     Mueller's OEM segment includes the Industrial Products Division (IPD), which manufactures brass rod, nonferrous forgings, and impact extrusions that are sold primarily to OEMs in the plumbing, refrigeration, fluid power, and automotive industries, as well as to other manufacturers and distributors. The Company's Port Huron, Michigan mill extrudes brass, bronze, and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter. These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, as well as electrical conductivity. IPD also manufactures brass and aluminum forgings, which are used in a wide variety of products, including automotive components, brass fittings, industrial machinery, valve bodies, gear blanks, and computer hardware. IPD also serves the automotive, military ordnance, aerospace, and general manufacturing industries with cold-formed aluminum and copper impact extrusions. Typical applications for impacts are high strength ordnance, high-conductivity electrical components, builders' hardware, hydraulic systems, automotive parts, and other uses where toughness must be combined with varying complexities of design and finish. Additionally IPD manufactures shaped and formed tube, produced to tight tolerances, for baseboard heating, appliances, and medical instruments. The OEM segment also includes the Engineered Products Division (EPD), which manufactures and fabricates valves and custom OEM products for refrigeration and air-conditioning applications. The total amount of order backlog for the OEM segment as of December 31, 2005 was not significant.

     In December 2005, two subsidiaries of the Company received a business license from a Chinese industry and commerce authority, establishing a joint venture with Jiangsu Xingrong Hi-Tech Co., Ltd. and Jiangsu Baiyang Industries Ltd. The joint venture, in which the Company holds a 50.5 percent interest, produces inner groove and smooth tube in level-wound coils, pancake coils, and straight lengths, primarily to serve the Chinese domestic OEM air-conditioning market as well as to complement the Company's U.S. product line. The joint venture is located primarily in Jintan City, Jiangsu Province, China and is expected to produce approximately 80 million pounds of product in 2006 and approximately 110 million pounds of product in 2007. The joint venture entity is named Jiangsu Mueller-Xingrong Copper Industries Limited.

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

     IPD and EPD primarily sell directly to OEM customers. Competitors, primarily in the brass rod market, include Cerro Metal Products Company, Inc., Chase Industries, Inc., a subsidiary of Olin Corporation, Extruded Metals Inc., and others both domestic and foreign. Outside of North America, IPD and EPD sell products through various channels.

Labor Relations

     At December 31, 2005, the Company employed approximately 4,800 employees, of which approximately 2,300 were represented by various unions. The union contracts that cover employees at the Company's Port Huron, Michigan facilities expire April 1, 2007, and the union contract that covers employees at the Company's Wynne, Arkansas facility expires December 1, 2009. In February 2005, the union contract that covers employees at the Company's Fulton, Mississippi facility was extended though August 1, 2007. The union contract at the Company's facility in North Wales, Pennsylvania expires on July 28, 2006, and the union contract at the Company's facility in Waynesboro, Tennessee expires on November 4, 2006. The union contracts at the Company's U.K. and Mexico operations are renewed annually. The Company expects to renew these contacts without material disruption of its operations.

     As of December 31, 2005, approximately 21 percent of the Company's employees were covered by collective bargaining or similar agreements that will expire during 2006.

     On June 25, 2004, employees at the Company's operations in Brighton, Michigan voted to seek representation through collective bargaining. The union's year-long presumption of majority status has expired. The Company has good-faith doubt that the union continues to represent a majority of the employees but has not tested the union's standing. No bargaining has occurred since September 2005, and the union has not requested bargaining.

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

     During 2005 and 2004, an increasing demand for copper and copper alloy from China had an effect on the global distribution of such commodities.
The increased demand for copper (cathode and scrap) and copper alloy products from the export market caused a tightening in the domestic raw materials market. Mueller's copper tube facilities can accommodate both refined copper and copper scrap as the primary feedstock. The Company has commitments from refined copper producers for a portion of its metal requirements for 2006. Adequate quantities of copper are currently available. While the Company will continue to react to market developments, resultant pricing volatility or supply disruptions, if any, could nonetheless adversely affect the Company.

Environmental Matters

     Compliance with environmental laws and regulations is a matter of high priority for the Company. Mueller's provision for environmental compliance related to non-operating properties was $0.6 million in 2005, $1.0 million in 2004, and $1.2 million in 2003. Environmental costs related to operating properties is classified as cost of goods sold and is not significant.
Other than as discussed below, the Company is not involved in any Superfund sites other than as one of numerous potentially responsible parties (PRPs) in which cases management believes that any obligation would be insignificant. Except as discussed below, the Company does not anticipate that it will need to make material expenditures for such compliance activities during the remainder of the 2006 fiscal year, or for the next two fiscal years.

     Mining Remedial Recovery Company

     Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, was formed for the purpose of managing the remediation of certain properties and the appropriate disposition thereof. These properties and related obligations were transferred to MRRC as part of a court-ordered bankruptcy reorganization in 1990. MRRC was the owner of property at a Superfund site in Midvale, Utah, but the Company's obligation to contribute to remediation was resolved by a settlement with the Government in 1990. This property was sold during 2004.

        Mammoth Mine Site

     MRRC owns certain inactive mines in Shasta County, California. MRRC has continued a program, begun in the late 1980s, of sealing mine portals with concrete plugs in mine adits which were discharging water. The sealing program has achieved a reduction in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB). In response to a 1996 Order issued by the QCB, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage. In December 1998, the QCB modified the 1996 order extending MRRC's time to comply with water quality standards. In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices
(BMP) to control discharges of acid mine drainage. The new order extends the time to comply with water quality standards until September 2007. MRRC has agreed to implement BMP to reduce or prevent the discharge of acid mine drainage until such point as compliance with the order is achieved or, through the Use Attainability Analysis process, the designated beneficial uses of the respective watercourses are modified, allowing for the adoption of alternative receiving water limits. At this site, MRRC spent approximately $0.3 million in 2005, and estimates it will spend between approximately $0.3 and $0.8 million annually over the next ten years.
Future expenditures beyond a ten-year horizon are not reasonably estimable or foreseeable.

        U.S.S. Lead

     In 1991, U.S.S. Lead Refinery, Inc., a wholly owned subsidiary (Lead Refinery), responded to an information request from the EPA under Superfund for information on whether Lead Refinery arranged for the disposal of hazardous substances in the vicinity of the Grand Calumet River/Indiana Harbor Ship Canal. By letter dated February 4, 1997, the Indiana Department of Environmental Management notified Lead Refinery that a pre-assessment screening of the Grand Calumet River and the Indiana Harbor Canal conducted pursuant to Superfund had identified releases of hazardous substances from Lead Refinery and other PRPs that had adversely impacted natural resources. Lead Refinery is in settlement negotiations in an effort to settle its natural resources damages.

     In 1991, Lead Refinery also responded to an information request under Superfund regarding a site in East Chicago, Indiana. In 1992, the EPA advised Lead Refinery of its intent to list the property as a Superfund site; however, to date, the EPA had deferred such listing. In 1993, Lead Refinery entered into a Consent Order with the EPA pursuant to Section

3008(h) of the Resource Conservation and Recovery Act. The Consent Order covers remediation activities at the East Chicago, Indiana site and provides for Lead Refinery to complete certain on-site interim remedial activities and studies that extend off-site. In November 1996, the EPA approved, with modifications, the Interim Stabilization Measures Work plan and designated a Corrective Action Management Unit at the Lead Refinery site. Site activities, which began in December 1996, have been substantially concluded. Additionally, Lead Refinery is aware that the EPA is evaluating whether further action in the area near Lead Refinery's facility should be undertaken. Lead Refinery, without additional assistance from MRRC, lacks the financial resources needed to complete any additional remediation that may be required.

     Lead Refinery has been informed by the former owner and operator of a Superfund site located in Pedricktown, New Jersey that it intends to seek CERCLA response costs for alleged shipments of hazardous substances to the site. Lead Refinery has executed an agreement regarding that site, which indefinitely extends the statute of limitations. By letter dated January 26, 1996, Lead Refinery and other PRPs received from the EPA a proposed Administrative Order on Consent to perform the remedial design for operable Unit 1 of the Pedricktown Superfund Site. Lead Refinery determined not to execute the Administrative Order on Consent based on its lack of ability to finance the clean up or pay response costs incurred by the EPA. Several other PRPs, however, executed the agreement and are conducting the remedial design.

     In October 2003, Lead Refinery received a settlement offer from private settlers of $0.9 million for CERCLA contribution to past and future response costs incurred at the NL/Taracorp Superfund site located in Granite City, Illinois. Lead Refinery declined that offer. In February of 2004, NL Industries, Inc. filed a contribution action against all non-settling PRPs on the EPA's allocation list, including Lead Refinery, seeking payments of an equitable share of clean-up costs incurred by that corporation. Lead Refinery has not been served with a complaint and will, if necessary, contest this action.

     Other

     In connection with acquisitions, the Company established environmental reserves to fund the cost of remediation at sites currently or formerly owned by various acquired entities. The Company, through its acquired subsidiaries, is engaged in ongoing remediation and site characterization studies.

        Mueller Copper Tube Products, Inc.

     In 1999, Mueller Copper Tube Products, Inc. (MCTP) commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant. MCTP is currently removing trichloroethylene, a cleaning solvent formerly used by MCTP, from the soil and groundwater. On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater, from the Arkansas Department of Environmental Quality. The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.

Other Business Factors

     The Registrant's business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held. In addition, expenditures for company-sponsored research and development activities were not material during 2005, 2004, or 2003. No material portion of the Registrant's business involves governmental contracts. Seasonality of the Company's sales is not significant.

SEC Filings

     We make available through our internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). To retrieve any of this information, you may access our internet home page at www.muellerindustries.com, select Mueller Financials, and then select SEC Filings.

     Reports filed with the SEC may also be viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC; the website address is www.sec.gov.


ITEM 1A.     RISK FACTORS

     The Company is exposed to risk as it operates its businesses. To provide a framework to understand the operating environment of the Company, we are providing a brief explanation of the more significant risks associated with our businesses. Although we have tried to identify and discuss key risk factors, others could emerge in the future. These risk factors should be considered carefully when evaluating the Company and its businesses.


Increases in energy costs and the cost and availability of raw materials used in our products could impact our cost of goods sold and our distribution expenses, which could have a material adverse impact on our operating margins.

     Both the costs of raw materials used in our manufactured products (copper, brass, zinc, aluminum, and PVC and ABS resins) and energy costs (natural gas and fuel) have been rising during the last several years, which has resulted in increased production and distribution costs. While we typically attempt to pass increased costs through to our customers or to modify or adapt our activities to mitigate the impact of these increases, we may not be able to do so successfully. Failure to fully pass these increases to our customers or to modify or adapt our activities to mitigate the impact could have a material adverse impact on our operating margins. Additionally, if we are for any reason unable to obtain raw materials or energy, our ability to manufacture our finished goods would be impacted which could have a material adverse impact on our operating margins.

The departure of key personnel could disrupt our business.

     We depend on the continued efforts of our senior management. The loss of key personnel, or the inability to hire and retain qualified executives, could negatively impact our ability to manage our business.


Economic conditions in the housing and commercial construction industries as well as changes in interest rates could have a material adverse impact on our business, financial condition and results of operations.

     Our businesses are sensitive to changes in general economic conditions, including, in particular, conditions in the housing and commercial construction industries. Prices for our products are affected by overall supply and demand in the market for our products and for our competitors' products. In particular, market prices of building products historically have been volatile and cyclical, and we may be unable to control the timing and amount of pricing changes for our products. Prolonged periods of weak demand or excess supply in any of our businesses could negatively affect our revenues and margins and could result in a material adverse impact on our business, financial condition and results of operations.

     The markets that we serve, including, in particular, the housing and commercial construction industries, are significantly affected by movements in interest rates. Significantly higher interest rates could have a material adverse effect on our business, financial condition and results of operations. Our businesses are also affected by a variety of other factors beyond our control, including, but not limited to, employment levels, foreign currency rates, unforeseen inflationary pressures and consumer confidence. Since we operate in a variety of geographic areas, our businesses are subject to the economic conditions in each such area. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition and results of operations.


Competitive conditions including the impact of imports and substitute products could have a material adverse effect on our margins and profitability.

     The markets we serve are competitive across all product lines. Some consolidation of customers has occurred and may continue, which could shift buying power to customers. In some cases, customers have moved production to low-cost countries such as China, or sourced components from there, which has reduced demand in North America for some of the products we produce. These conditions could have a material adverse impact on our ability to maintain margins and profitability. The potential threat of imports and substitute products is based upon many factors including raw material prices, distribution costs, foreign exchange rates and production costs.

Our exposure to exchange rate fluctuations on cross border transactions and the translation of local currency results into U.S. dollars could have an adverse impact on our results of operations or financial position.

     We conduct our business through subsidiaries in several different countries, and fluctuations in currency exchange rates could have a significant impact on the reported results of our operations, which are presented in U.S. dollars. A significant and growing portion of our products are manufactured in, or acquired from suppliers located in, lower cost regions. Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange fluctuations. The strengthening of certain currencies such as the Euro and U.S. dollar could expose our U.S. based businesses to competitive threats from lower cost producers in other countries such as China. Lastly, our sales are translated into U.S. dollars for reporting purposes. The strengthening of the U.S. dollar could result in unfavorable translation effects when the results of foreign operations are translated into U.S. dollars. Accordingly, significant changes in exchange rates, particularly the Euro, Pound Sterling, Mexican Peso and the Chinese Renminbi, could have an adverse impact on our results of operations or financial position.


We are subject to claims, litigation and regulatory proceedings that could have a material adverse effect on us.

     We are, from to time, involved in various claims, litigation matters and regulatory proceedings. These matters may include, among other things, contract disputes, personal injury claims, environmental claims or proceedings, other tort claims, employment and tax matters and other litigation including class actions that arise in the ordinary course of our business. Although we intend to defend these matters vigorously, we cannot predict with certainty the outcome or effect of any claim or other litigation matter, and there can be no assurance as to the ultimate outcome of any litigation or regulatory proceeding. Litigation and regulatory proceedings may have a material adverse effect on us because of potential adverse outcomes, defense costs, the diversion of our management's resources, availability of insurance coverage and other factors.


A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could impact our cost structure and our ability to operate our facilities and produce our products, which could have a adverse effect on our results of operations.

     As of December 31, 2005, approximately 48% of our 4,800 employees were covered by collective bargaining or similar agreements. If we are unable to negotiate acceptable new agreements with the unions representing our employees upon expiration of existing contracts, we could experience strikes or other work stoppages. Strikes or other work stoppages, could cause a significant disruption of operations at our facilities which could have an adverse impact on us. New or renewal agreements with unions representing our employees could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. Higher costs and/or limitations on our ability to operate our facilities and produce our products resulting from increased labor costs, strikes or other work stoppages could have an adverse effect on our results of operations.


ITEM 1B.     UNRESOLVED STAFF COMMENTS

     None.


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

                 Approximate
Location         Property Size               Description

Plumbing & Refrigeration Segment

Fulton, MS       418,000 sq. ft.    Copper tube mill.  Facility includes
                   52.37 acres      casting, extruding, and finishing
                                    equipment to produce copper tubing,
                                    including tube feedstock for the
                                    Company's copper fittings plants
                                    and Precision Tube factory.

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

Fulton, MS        70,000 sq. ft.(2) Copper fittings plant.  High-volume
                    7.68 acres      facility that produces copper fittings
                                    using tube feedstock from the
                                    Company's adjacent copper tube mill.

Covington, TN    159,500 sq. ft.    Copper fittings plant.  Facility
                   40.88 acres      produces copper fittings using tube
                                    feedstock from the Company's copper
                                    tube mills.

                 Approximate
Location         Property Size               Description

Port Huron, MI    40,000 sq. ft.    Formed tube plant.  Produces copper
                    5.11 acres      fittings using cold heading equipment.

Portage, MI      205,000 sq. ft.    Plastic fittings plant.  Produces DWV
                      18 acres      fittings using injection molding
                                    equipment.

Ontario, CA      211,000 sq. ft.(3) Plastic fittings plant.  Produces DWV
                      10 acres      fittings using injection molding
                                    equipment.

Upper             82,000 sq. ft.    Plastic fittings plant.  Produces DWV
Sandusky, OH        7.52 acres      fittings using injection molding
                                    equipment.

Fort Pierce, FL   69,875 sq. ft.    Plastic fittings plant.  Produces
                    5.60 acres      pressure fittings using injection
                                    molding equipment.

Monterrey,      120,000 sq. ft. (3) Pipe nipples plant.  Produces pipe nipples,
Mexico              3.4 acres       cut pipe and merchant couplings.

Tijuana,         25,000 sq. ft. (3) Pipe nipples plant.  Produces pipe nipples,
Mexico              0.7 acres       cut pipe and merchant couplings.

Bilston,         402,500 sq. ft.    Copper tube mill.  Facility includes
England            14.95 acres      casting, extruding, and finishing
United Kingdom                      equipment to produce copper tubing.

OEM Segment

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

                 Approximate
Location         Property Size               Description

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

Brighton, MI      65,000 sq. ft.(3) Machining operation.  Facility
                                    machines component parts for supply
                                    to automotive industry.

Middletown, OH    55,000 sq. ft.    Fabricating facility.  Produces burner
                     2.0 acres      systems and manifolds for the gas
                                    appliance industry.

Jintan City,     322,580 sq. ft.(5) Copper tube mill.  Facility includes
Jiangsu Province    33.0 acres      casting, and finishing equipment
China                               to produce engineered copper tube
                                    primarily for OEMs.


In addition, the Company owns and/or leases other properties used as distribution centers and corporate offices.
(1) Facility, or some portion thereof, is located on land leased from a local municipality, with an option to purchase at nominal cost.
(2) Facility is leased under a long-term lease agreement, with an option to purchase at nominal cost.
(3) Facility is leased under an operating lease.
(4) Facility is leased from a local municipality for a nominal amount.
(5) Facility is located on land that is under a long-term land use rights agreement.


ITEM 3.     LEGAL PROCEEDINGS

     The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business, which management believes will not have a material adverse effect on the Company's financial position or results of operations. Additionally, the Company may realize the benefit of certain insurance, tax, and legal claims and litigation in the future; these gain contingencies are not recognized in the Consolidated Financial Statements.

     Environmental Proceedings

     Reference is made to "Environmental Matters" in Item 1 of this Report, which is incorporated herein by reference, for a description of environmental proceedings.

     Copper Tube Antitrust Litigation

     Beginning in September 2004, the Company has been named as a defendant in several purported class action complaints brought by direct and indirect purchasers alleging anticompetitive activities with respect to the sale of copper plumbing tubes in the United States. Two such purported class actions were filed in the United States District Court for the Western District of Tennessee (the Federal Actions), four were filed in the Superior Court of the State of California, County of San Francisco (the California Actions), one was filed in the Circuit Court for Shelby County, Tennessee (the Tennessee Action), and one was filed in the Superior Court of the Commonwealth of Massachusetts, County of Middlesex (the Massachusetts Action, and with the Federal Actions, the California Actions and the Tennessee Action, the Actions). Wholly owned Company subsidiaries, WTC Holding Company, Inc., Deno Holding Company, Inc., and Mueller Europe Ltd. are named in all of the Actions, and Deno Acquisition Eurl is named in two of the Actions. Deno Acquisition Eurl has not been served with the complaint in either of the Actions in which it is named, and only the Company has been served with the complaint in the Tennessee Action. The claims in the California and Massachusetts Actions against WTC Holding Company, Inc. and Deno Holding Company, Inc. have been dismissed without prejudice. All of the Actions, which are similar, seek declaratory (except for the Massachusetts Action) and monetary relief. Plaintiffs' motions to consolidate and for appointment of lead counsel in the Federal Actions and plaintiffs' motion to consolidate the California Actions have been granted. On July 6, 2005, a motion to dismiss the Federal Actions for failure to state a claim was granted as to WTC Holding Company, Inc. and Deno Holding Company, Inc. and denied as to Mueller Industries, Inc. Plaintiffs' motion for reconsideration of the July 6, 2005 order dismissing the claims in the Federal Actions against WTC Holding Company, Inc. and Deno Holding Company, Inc. is pending. Mueller Europe's motion to dismiss the Federal Actions for lack of personal jurisdiction and on other grounds is pending. The Company's demurrer to the complaint in the California Actions and the Company's motion to dismiss the Tennessee Action for failure to state a claim are pending. The Company has not yet been required to respond to the complaint in the Massachusetts Action. Mueller Europe has not yet been required to respond to the complaints in the California, Tennessee, and Massachusetts Actions. The Company believes that the claims for relief in the Actions are without merit and intends to defend the Actions vigorously.

     Copper Price Manipulation Litigation

     Two of the Company's subsidiaries, Mueller Copper Tube Products Inc. and Mueller Copper Tube Company Inc., brought a lawsuit (the Price Manipulation Action) against J.P. Morgan Chase & Co. and Morgan Guaranty Trust Company of New York (collectively "Morgan") to recover damages the Company believes it suffered on first purchases of copper cathode resulting from an alleged conspiracy to manipulate the price of copper cathode by Morgan (and certain of its predecessors and affiliates) and others in violation of the federal antitrust laws. The lawsuit was filed on June 12, 2003, in the U.S. District Court for the Western District of Wisconsin. The Company's lawsuit was consolidated with those of certain other first purchasers of copper cathode and rod under the name "In re Copper Antitrust Litigation". Although the Price Manipulation Action was dismissed by the district court on March 2, 2004, as barred by the statute of limitations, the U.S. Court of Appeals for the Seventh Circuit, on February 6, 2006, reversed the district court's decision in part and remanded the Price Manipulation Action for further proceedings in the district court. Although the Company is unable to predict the likely outcome of the Price Manipulation Action at this time, the Company is prosecuting the case vigorously, and intends to continue to do so in the future.

     Other Matters

     The Company is aware of investigations of competition in markets in which it participates, or has participated in the past, in Europe and Canada. On September 22, 2005, the European Commission adopted a statement alleging infringements in Europe of competition rules by manufacturers of copper fittings and related companies, including the Company, WTC Holding Company, Inc., and Mueller Europe Ltd., for activities undertaken in Europe. The Company took the lead in bringing these issues to the attention of the European Commission and has fully cooperated in the resulting investigation from its inception. The Company does not anticipate any material adverse effect on its business or financial condition as a result of the matters discussed in this paragraph under "Other Matters."


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As of March 6, 2006, the number of holders of record of Mueller's Common Stock was approximately 1,800. On March 6, 2006, the closing price for Mueller's Common Stock on the New York Stock Exchange was $33.17.

Issuer Purchases of Equity Securities

     The Company's Board of Directors has authorized the repurchase, until October 2006, of up to ten million shares of the Company's Common Stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through December 31, 2005, the Company had repurchased approximately
2.4 million shares under this authorization. Below is a summary of the Company's stock repurchases for the period ended December 31, 2005.

                         (a)         (b)          (c)            (d)

                                                  Total          Maximum
                                                  Number of      Number of
                                                  Shares         Shares
                                                  Purchased as   That May
                                                  Part of        Yet Be
                         Total                    Publicly       Purchased
                         Number of   Average      Announced      Under the
                         Shares      Price Paid   Plans or       Plans or
                         Purchased   per Share    Programs       Programs
                                                                 7,647,030 (1)
October 2 -
  October 29, 2005             -     $ -
October 30 -
  November 26, 2005            -       -
November 27 -
  December 31, 2005       14,207 (2)  26.93

(1) Shares available to be purchased under the Company's 10 million share repurchase authorization until October 2006. This repurchase plan was announced on October 27, 2005.

(2) Shares tendered to the Company by employee stock option holders in payment of the option purchase price upon exercise.

     The Company's Board of Directors declared a regular quarterly dividend of 10 cents per share on its common stock for each fiscal quarter of 2005 and 2004. During 2004, the Company also paid a special dividend composed of $6.50 in cash and $8.50 in principal amount of its 6% Subordinated Debentures due 2014 per common share. Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors.

     The high, low, and closing prices of Mueller's Common Stock on the New York Stock Exchange for each fiscal quarter of 2005 and 2004 were as follows:

                                            High         Low          Close

2005
Fourth quarter                            $ 28.42      $ 24.41      $ 27.42
Third quarter                               29.99        25.35        27.77
Second quarter                              28.39        24.75        27.24
First quarter                               32.74        27.13        27.97

2004 (1)
Fourth quarter                            $ 32.67      $ 21.42      $ 32.17
Third quarter                               28.53        20.53        27.70
Second quarter                              22.36        15.94        21.12
First quarter                               21.11        15.28        18.24

(1) Information prior to October 26, 2004 was reduced by the difference between the closing price on October 26, 2004 and the opening price on October 27, 2004, or $14.57 per share, to adjust for the recapitalization by Special Dividend.

ITEM 6.     SELECTED FINANCIAL DATA

(In thousands, except per share data)

                                                  2005           2004           2003           2002           2001

For the fiscal year:(3)
   Net sales                                 $ 1,729,923    $ 1,379,056    $   999,078    $   952,983    $   969,106

   Operating income                              131,758        112,490         49,384         85,756        105,529

   Net income from continuing operations          89,218 (2)     79,416 (2)     44,221         71,177         65,423

   Diluted earnings per share
      from continuing operations                    2.40           2.15           1.19           1.92           1.76

   Cash dividends per share                         0.40           6.90 (1)          -              -              -

At year-end:(3)
   Total assets                                1,104,638        963,731      1,055,184        987,947        916,065

   Long-term debt                                312,070        310,650 (1)     11,437         14,005         46,977


(1) During 2004 the Company paid 40 cents per share in regular ten cent quarterly cash dividends; additionally the Company paid a Special Dividend composed of $6.50 in cash per share and $8.50 per share in the form of 6% Subordinated Debentures due 2014

(2) Includes interest expense on 6% Subordinated Debentures following distribution in the fourth quarter of 2004

(3) Includes activity of acquired businesses from the following purchase dates: (i) Brassware, August 15, 2005, (ii) Mueller Comercial S.A., December 14, 2004, (iii) Vemco, August 27, 2004, (iv) Overstreet-Hughes, August 21, 2002, and (v) certain assets of Colonial Engineering, September 27, 2002


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of December 31, 2005. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal controls related to the accounting for income taxes as described below, the Company's disclosure controls and procedures were not effective as of December 31, 2005.

Management's Report on Internal Control over Financial Reporting

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 based on the control criteria established in a report entitled "Internal Control-Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has determined that a material weakness related to the accounting for income taxes existed as of December 31, 2005.

     As defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2, a material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company. The principal factors contributing to the material weakness in accounting for income taxes were (1) inadequate staffing and technical expertise within the Company's tax department, (2) ineffective review and approval practices, (3) inadequate processes to effectively reconcile income tax accounts, and (4) inadequate application of the provisions of SFAS No. 109 to tax planning strategies. These deficiencies resulted in adjustments to correct the Company's accounting for income taxes which were recorded prior to the issuance of the Consolidated Financial Statements as of and for the year ended December 31, 2005. These deficiencies, in the aggregate, were determined to be a material weakness. As a result of the aforementioned material weakness, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2005. Management has also determined that the existence of the material weakness did not result in a material misstatement of the financial results reported for prior annual or interim periods.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report below expresses an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, due to the material weakness in internal controls related to the accounting for income taxes.

Remediation of Material Weakness

     Management is in the process of implementing additional procedures to enhance the controls surrounding accounting for income taxes. Specifically, management will undertake the following actions intended to address the identified control weakness:

   *     Evaluate current staffing resources;
   * Require additional education and training in prevailing accounting standards that govern income tax reporting for personnel involved in the preparation and review of income tax reporting matters;
   * Engage third-party experts to conduct an independent review and evaluation of the Company's process of accounting for and reporting of income taxes; and
   * Implement a standardized reporting system related to income tax reporting matters that will facilitate timely information gathering and analysis for all business units.

Changes in Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, the Company plans to implement changes in internal control over financial reporting to correct the material weakness related to the accounting for income taxes.

Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders of Mueller Industries, Inc.

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that Mueller Industries, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment.

As of December 31, 2005, the Company did not maintain effective controls over the accounting for income taxes including income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, there was (1) inadequate staffing and technical expertise within the Company's tax department, (2) ineffective review and approval practices, (3) inadequate processes to effectively reconcile income tax accounts, and (4) inadequate controls over the proper application of the provisions of SFAS No. 109 to tax planning strategies. These deficiencies resulted in adjustments to the consolidated financial statements for the year ended December 31, 2005, to correct income taxes payable, deferred income tax assets and liabilities and the related income tax provision.
These deficiencies, in the aggregate, were determined to be a material weakness. Additionally, this material weakness, if not remediated, could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2005 consolidated financial statements, and this report does not affect our report dated March 10, 2006 on those financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.



                                       /s/ Ernst & Young LLP



Memphis, Tennessee
March 10, 2006

ITEM 9B.     OTHER INFORMATION
     None.


                                  PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is contained under the captions "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees," "Corporate Governance," "Report of the Audit Committee of the Board of Directors," and "Section 16(a) Beneficial Ownership Compliance Reporting" in the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 20, 2006, which is incorporated herein by reference.


ITEM 11.     EXECUTIVE COMPENSATION

     The information required by Item 11 is contained under the caption "Executive Compensation" in the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 20, 2006, which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

     The following table discloses information as adjusted for the Company's Special Dividend regarding the securities to be issued and the securities remaining available for issuance under the Registrant's stock-based incentive plans as of December 31, 2005 (shares in thousands):

                                     (a)                           (b)                         (c)
                                                                                   Number of securities
                                                                                   remaining available for future
                           Number of securities           Weighted average         issuance under equity
                           to be issued upon exercise     exercise price of        compensation plans (excluding
                           of outstanding options,        outstanding options      securities reflected in column
Plan category              warrants, and rights           warrants, and rights     (a))
Equity compensation plans
  approved by security
  holders                            1,576                $         22.19                       41

Equity compensation
  plans not approved by
  security holders                     336                          18.20                        -
                            --------------                                          --------------
Total                                1,912                          21.49                       41
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

     Other information required by Item 12 is contained under the captions "Principal Stockholders" and "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees" in the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 20, 2006, which is incorporated herein by reference.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by Item 14 is contained under the caption "Appointment of Auditors" in the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 20, 2006, which is incorporated herein by reference.


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

3.     Exhibits:

       3.1 Certificate of Incorporation of the Registrant and all amendments thereto. (Incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K, dated March 1, 2004, for the fiscal year ended December 27,
               2003).

       3.2 By-laws of the Registrant, as amended and restated, effective November 10, 1994 (Incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28,
               2002).

       4.1 Indenture, dated as of October 26, 2004, by and between Mueller Industries, Inc, and SunTrust Bank, as trustee (Incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, dated October 26,
               2004).

       4.2 Form of 6% Subordinated Debenture due 2014 (Incorporated herein by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K, dated October 26, 2004).

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

      10.3 Mueller Industries, Inc. 1991 Incentive Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K, dated
               March 24, 2003, for the fiscal year ended December 28, 2002 and Exhibit 99.2 of the Registrant's Current Report on
               Form 8-K, dated August 31, 2004).

      10.4 Summary description of the Registrant's 2006 bonus plan for certain key employees.

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

      10.8 Mueller Industries, Inc. 1994 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002 and Exhibit 99.3 of the Registrant's Current Report on Form 8-K, dated
               August 31, 2004).

      10.9 Mueller Industries, Inc. 1994 Non-Employee Director Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended
               December 28, 2002 and Exhibit 99.6 of the Registrant's Current Report on Form 8-K, dated August 31, 2004).

      10.10 Mueller Industries, Inc. Deferred Compensation Plan, effective December 1, 2000 (Incorporated herein by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K, dated March 26, 2001, for the fiscal year ended December 30, 2000).

      10.11 Mueller Industries, Inc. 1998 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002 and Exhibit 99.4 of the Registrant's Current Report on Form 8-K, dated
               August 31, 2004).

      10.12 Stock Option Agreement, dated May 7, 1997, by and between the Registrant and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K, dated March 1, 2004, for the fiscal year ended December 27, 2003).

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

      10.17 Nonqualified Stock Option Agreement, dated June 30, 2003, by and between the Registrant and Michael O. Fifer, as amended (Incorporated herein by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K, dated March 1, 2004, for the fiscal year ended December 27, 2003 and Exhibit 99.7 of the Registrant's Current Report on Form 8-K, dated
               August 31, 2004).

      10.18 Consulting Agreement, dated June 21, 2004, by and between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, dated July 16, 2004, for the quarter ended June 26,
               2004).

      10.19 Consulting Agreement, dated June 21, 2004, by and between the Registrant and William D. O' Hagan (Incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q, dated July 16, 2004, for the quarter ended June 26, 2004).

      10.20 Amendment, dated June 21, 2004, to the Amended and Restated Employment Agreement dated as of September 17, 1997, by and between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q, dated July 16, 2004, for the quarter ended June 26, 2004).

      10.21 Securities Purchase Agreement, dated December 14, 2004, among Mueller Comercial de Mexico, S. de R.L. de C.V., WTC HOLDCO I, LLC, MIYAR LLC, NICNA, GmbH, and The Seller Parties (Incorporated herein by reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K, dated March 4, 2005, for the fiscal year ended December 25, 2004).

      10.22 Inventory Purchase Agreement, dated December 14, 2004, by and between Niples del Norte S.A. de C.V. and Mueller de Mexico S.A. de C.V (Incorporated herein by reference to Exhibit
               10.22 of the Registrant's Annual Report on Form 10-K, dated March 4, 2005, for the fiscal year ended December 25, 2004).

      10.23 Credit Agreement among the Registrant (as Borrower) and Standard Federal Bank and other banking institutions and Standard Federal Bank (as Agent) dated as of November 6, 2003 (Incorporated herein by reference to Exhibit 4.2 of the Registrant's Annual Report on Form 10-K, dated March 1, 2004, for the fiscal year ended December 27, 2003).

      10.24 First Amendment to Credit Agreement among the Registrant (as Borrower) and Standard Federal Bank and other banking institutions and Standard Federal Bank (as Agent) dated as of September 27, 2004 (Incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, dated September 27, 2004).

      10.25 Second Amendment to the Amended and Restated Employment Agreement dated as of September 17, 1997, by and between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, dated May 5, 2005).

      10.26 Second Amendment to the Amended and Restated Employment Agreement dated as of September 17, 1997, by and between the Registrant and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, dated May 5, 2005).

      10.27 Mueller Industries, Inc. Annual Bonus Plan (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated May 5, 2005).

      10.28 Equity Joint Venture Agreement, among Mueller Streamline China, LLC, Mueller Streamline Holding, S.L., Jiangsu
               Xingrong Hi-Tech Co., Ltd. and Jiangsu Baiyang Industries Ltd. (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated December 5,
               2005).

      10.29    Amendment to the Mueller Industries, Inc. Deferred
               Compensation Plan, dated December 15, 2005.

      10.30 Mueller Industries, Inc. 2002 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 99.5 of the Registrant's Current Report on Form 8-K, dated August 31, 2004 and Exhibit 10.3 of the Registrant's Current Report on
               Form 8-K, dated December 27, 2005).

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

      31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

      31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

      32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2006.

                          MUELLER INDUSTRIES, INC.

                             /s/ HARVEY L. KARP
                    Harvey L. Karp, Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        Signature                    Title                              Date

/s/HARVEY L KARP          Chairman of the Board, and Director   March 15, 2006
Harvey L. Karp

/s/ALEXANDER P. FEDERBUSH Director                              March 15, 2006
Alexander P. Federbush

/s/GENNARO J. FULVIO      Director                              March 15, 2006
Gennaro J. Fulvio

/s/GARY S. GLADSTEIN      Director                              March 15, 2006
Gary S. Gladstein

/s/TERRY HERMANSON        Director                              March 15, 2006
Terry Hermanson

/s/ROBERT B. HODES        Director                              March 15, 2006
Robert B. Hodes

/s/WILLIAM D. O'HAGAN     President, Chief Executive Officer    March 15, 2006
William D. O'Hagan        (Principal Executive Officer),
                          Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

                             Signature and Title                        Date

                             /s/ KENT A. MCKEE                 March 15, 2006
                             Kent A. McKee
                             Executive Vice President and
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                             /s/ RICHARD W. CORMAN             March 15, 2006
                             Richard W. Corman
                             Vice President - Controller

                          MUELLER INDUSTRIES, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Review                                                       F-2


Consolidated Statements of Income for the years
ended December 31, 2005, December 25, 2004, and December 27, 2003      F-15


Consolidated Balance Sheets
as of December 31, 2005 and December 25, 2004                          F-17


Consolidated Statements of Cash Flows for the years
ended December 31, 2005, December 25, 2004, and December 27, 2003      F-19


Consolidated Statements of Stockholders' Equity for the years
ended December 31, 2005, December 25, 2004, and December 27, 2003      F-21


Notes to Consolidated Financial Statements                             F-23


Report of Independent Registered Public Accounting Firm                F-52



                        FINANCIAL STATEMENT SCHEDULE


Schedule for the years ended December 31, 2005, December 25, 2004, and December 27, 2003


Valuation and Qualifying Accounts (Schedule II)                        F-53

FINANCIAL REVIEW

OVERVIEW

     The Company is a leading manufacturer of copper, brass, plastic, and aluminum products. The range of these products is broad: copper tube and fittings; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic fittings and valves; refrigeration valves and fittings; and fabricated tubular products. The Company also resells imported brass and plastic plumbing valves, malleable iron fittings, steel nipples, faucets and plumbing specialty products. Mueller's operations are located throughout the United States, and in Canada, Mexico, Great Britain, and China.

     The Company's businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the OEM segment. Prior to 2005, the Company disclosed its reportable segments as Standard Products and Industrial Products. Additional operating segments have been recognized following an internal reorganization in 2005. For disclosure purposes, as permitted under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", certain operating segments are aggregated into reportable segments. The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), the Trading Group, and European Operations. The OEM segment is composed of the Industrial Products Division (IPD) and Engineered Products Division (EPD). These reportable segments are described in more detail below. SPD manufactures and sells copper tube, copper and plastic fittings, and valves in North America. European Operations manufactures copper tube in Europe, which is sold in Europe and the Middle East; activities also include import distribution. The Trading Group sources products for import distribution in North America. The Plumbing & Refrigeration segment sells products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers. The OEM segment manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. The OEM segment sells its products primarily to original equipment manufacturers (OEMs), many of which are in the HVAC, plumbing, and refrigeration markets. The majority of the Company's manufacturing facilities operated at moderate levels during 2005, 2004 and 2003.

     New housing starts and commercial construction are important determinants of the Company's sales to the HVAC, refrigeration, and plumbing markets because the principal end use of a significant portion of the Company's products is in the construction of single and multi-family housing and commercial buildings. Repairs and remodeling projects are also important drivers of underlying demand for these products. The following are important economic indicators that impact the Company's businesses. New housing starts in the U.S. were 1.9 million, 2.0 million, and 1.8 million in 2005, 2004, and 2003, respectively. The seasonally adjusted annual rate of the Value of Private Non-Residential Construction put in place, per the U.S. Census Bureau, was $255.4 billion in 2005, $229.2 billion in 2004, and $217.3 billion in 2003. At December, the average 30 year fixed mortgage rate was 6.27 percent in 2005, 5.75 percent in 2004, and 5.88 percent in 2003.

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

     The year ended December 31, 2005, contained 53 weeks while the years ended December 25, 2004 and December 27, 2003, contained 52 weeks.


Recapitalization through Special Dividend

     In September 2004, the Company authorized a special dividend consisting of $6.50 in cash and $8.50 in principal amount of the Company's 6% Subordinated Debentures due 2014 (the Debentures) for each share of Common Stock (the Special Dividend). The Special Dividend, distributed in the fourth quarter of 2004, substantially reduced the Company's cash position by $245.6 million and its stockholders' equity by $545.1 million, and increased its long-term debt by $299.5 million.


RESULTS OF OPERATIONS

2005 Performance Compared with 2004

     Consolidated net sales in 2005 were $1.7 billion, a 25 percent increase over net sales of $1.4 billion in 2004. The increase is primarily attributable to higher raw material costs (which are passed through in the form of higher selling prices as discussed above), and acquired businesses, which accounted for approximately $106.3 million. Net selling prices generally fluctuate with changes in raw material prices. The COMEX average copper price in 2005 was approximately $1.68 per pound, or approximately 30 percent higher than the 2004 average of $1.29. This change increased the Company's net sales and cost of goods sold.

     Cost of goods sold increased $314 million, to $1.4 billion in 2005. This increase was attributable primarily to higher raw material costs (as discussed above) and acquired businesses. Gross profit was $300 million or
17.3 percent of net sales in 2005 compared with $263 million or 19.1 percent of net sales in 2004. The increase in gross profit was due to (i) higher spreads in core product lines, primarily copper tube and fittings, (ii) acquired businesses and (iii) $1.3 million (or 2 cents per diluted share) resulting from the liquidation of LIFO inventory layers.

     Depreciation and amortization of $40.7 million in 2005 compares with $40.6 million in 2004. Selling, general, and administrative expenses increased to $127.4 million in 2005; this $21.0 million increase was due to
(i) incremental costs of approximately $14.3 million attributed to acquired businesses, (ii) increased professional fees of approximately $3.3 million,
(iii) increased distribution costs of approximately $1.3 million, and (iv) net increase of other costs of approximately $2.1 million.

     Interest expense increased to $19.6 million in 2005 from $4.0 million in 2004. This increase was primarily due to the issuance of the Debentures on October 26, 2004.

     Other income includes (i) gains on the sale of land and buildings for approximately $3.7 million, (ii) interest income on invested cash balances of $2.3 million, (iii) rents, royalties and other, net of $1.5 million, and (iv) equity in earnings of an unconsolidated subsidiary (Conbraco Industries, Inc.) of $4.5 million.

     The expense related to environmental remediation at certain non-operating properties of the Company, included in other income, net, totaled $0.6 million in 2005 compared with $1.0 million in 2004. The environmental expense related to operating properties is included as a component of cost of goods sold and was not significant for the periods presented.

     Income tax expense was $35.0 million, for an effective rate of 28.2 percent, for 2005; this rate is lower than the expected rate due to (i) tax planning strategy and structure related to a business acquired in Mexico in 2004, (ii) an adjustment that reduced 2005 income tax expense by approximately $2.9 million, or 8 cents per diluted share, to correct estimated taxes provided for in prior years, and (iii) recognition of the tax benefit of a foreign net operating loss carryforward in the U.K. that was previously reserved. Management has concluded that the $2.9 million adjustment is immaterial to the consolidated results of operations and financial condition for the current year as well as the prior affected years.

     Income from discontinued operations consists of business interruption insurance proceeds, net of tax, related to operations sold in 2002.

     The Company's employment was approximately 4,800 at the end of 2005 compared with 4,500 at the end of 2004.


Plumbing & Refrigeration Segment

     Net sales by Plumbing & Refrigeration were $1.3 billion in 2005 compared with $1.0 billion in 2004 for a 30 percent increase. Operating income was $125.5 million in 2005 compared with $108.3 million in 2004. The increase in net sales is due primarily to higher raw material costs, which are reflected in higher selling prices. This $17.2 million increase in operating profit was due to (i) higher spreads and volume in certain product lines, (ii) $1.3 million (or 2 cents per diluted share) resulting from the liquidation of LIFO inventory layers, and (iii) operating income from acquired businesses in Mexico and the U.K.

OEM Segment

     OEM's net sales were $460 million in 2005 compared with $392 million in 2004. Operating income increased by $6.4 million to $27.0 million in 2005 compared with $20.6 million in 2004. During 2005, the OEM Segment posted improved results in all product areas with the exception of Brass Rod. Brass rod consumption in the U.S. has steadily declined over the past five years, due to the outsourcing of many manufactured products. Brass Rod continues to be a solidly profitable business, although management anticipates difficult economic conditions to continue into the foreseeable future.

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

     During 2004, the Company recognized a $3.9 million impairment charge related to its subsidiary, Overstreet-Hughes Co., Inc., of which $2.3 million was goodwill and the remainder, was property, plant, and equipment. The results of Overstreet-Hughes, a component of IPD, which manufactures tubular components and assemblies primarily for the OEM air-conditioning market, have not met expectations. The Company has reduced its carrying cost in these long-lived assets to its best estimate of fair value. This estimate was determined based on a discounted cash flow method.

     Interest expense increased to $4.0 million in 2004 from $1.2 million in 2003. This increase was primarily due to the issuance of the Debentures on October 26, 2004. Other income includes (i) gains on the sale of land for approximately $5.7 million, (ii) interest income on invested cash balances of $2.4 million, and (iii) rents, royalties and other of $1.7 million, offset by equity in loss of an unconsolidated subsidiary (Conbraco Industries, Inc.) of $2.0 million, which includes a provision of $2.3 million for certain federal income tax audit exposures of Conbraco that were assessed in 2004. Conbraco settled these tax matters during the second quarter of 2005; consequently, the Company reversed a loss accrual that resulted in a $2.3 million gain in 2005.

     The expense related to environmental remediation at certain non-operating properties of the Company, included in other income, net, totaled $1.0 million in 2004 compared with $1.2 million in 2003. The environmental expense related to operating properties is included as a component of cost of goods sold and was not significant for the periods presented.

     Income tax expense was $35.9 million, for an effective rate of 31 percent, for 2004; this rate is lower than the expected rate due to (i) the recognition of a capital loss carryforward related to sales of land that had a tax basis significantly less than the realized proceeds, (ii) recognition of foreign tax credits, (iii) recognition of foreign net operating loss carryforwards, and (iv) a deferred income tax benefit from reducing a valuation allowance that primarily relates to the closure of open tax years. During 2003, the Company recognized a deferred income tax benefit, upon the closure of the open tax year, by reducing a valuation allowance of $9.3 million related to an operating loss resulting from the 1999 sale of a subsidiary. Realization of the tax benefit occurred during the year of sale.

     During 2003, the Company recognized a $1.7 million gain to reflect adjustments to estimates on disposition of Mueller Europe S.A. as no further obligations or contingencies are expected from these discontinued operations.

     The Company's employment was approximately 4,500 at the end of 2004 compared with 3,500 at the end of 2003. This increase primarily relates to businesses acquired during 2004.


Plumbing & Refrigeration Segment

     Net sales by Plumbing & Refrigeration were $1.0 billion in 2004 compared with $717.6 million in 2003 for a 39.6 percent increase. Operating income was $108.3 million in 2004 compared with $54.1 million in 2003. This $54.2 million increase in operating profit was due to higher spreads and volume in certain product lines. Of this increase in operating income, approximately $44 million was from copper tube and copper fittings with the remainder attributable to other product lines.


OEM Segment

     OEM's net sales were $392 million in 2004 compared with $292 million in 2003. Operating income increased by $8.9 million to $20.6 million in 2004 compared with $11.7 million in 2003. This increase is due primarily to improved spreads and volume in brass rod. Of this increase in operating income, approximately $11 million is attributable to Brass Rod, Forgings, Impacts and Micro Gauge, and the balance attributable to other product lines offset by a $3.9 million impairment charge for Overstreet-Hughes (as discussed above).

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents balance increased to $129.7 million at year-end from $47.5 million at December 25, 2004. Major components of the 2005 change included $106.1 million of cash provided by operating activities, $15.3 million of cash used in investing activities and $11.5 million of cash used in financing activities.

     Net income from continuing operations of $89.2 million in 2005 was the primary component of cash provided by operating activities. Depreciation and amortization of $40.9 million was the primary non-cash adjustment. Major changes in working capital included a $55.6 million increase in trade accounts receivable due to better volumes and increased selling prices in 2005 compared with 2004, and $61.7 million increase in current liabilities due to (i) a $44.5 million increase in trade accounts payable due to higher raw material costs, (ii) a $9.9 million increase in accrued discounts and allowances due to higher volumes, (iii) a $10.0 million increase in income taxes payable, and (iv) a net reduction of other liabilities of $2.7 million. Operating cash flow provided by discontinued operations consists of business interruption insurance proceeds, net of tax, related to operations sold in 2002.

     The major components of net cash used for investing activities during 2005 included $18.4 million used for capital expenditures and $10.6 million used for the acquisition of Brassware reduced by $3.7 million of purchase price adjustments related to acquisitions completed in the prior year.

     Net cash used in financing activities totaled $11.5 million in 2005, consisting of $14.6 million for cash dividends and $1.1 million for debt repayments, offset by the proceeds from the sale of treasury stock of $4.8 million. These treasury stock transactions relate to stock option exercises; the Company made no open market purchases of treasury stock during 2005.

     The Company has a $150 million unsecured line-of-credit (Credit Facility) which expires in November 2007. At year-end, the Company had no borrowings against the Credit Facility. Approximately $12.7 million in letters of credit were backed by the Credit Facility at the end of 2005. As of December 31, 2005, the Company's total debt was $316.2 million or 43 percent of its total capitalization.

     Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and meet certain minimum financial ratios. As of December 31, 2005, the Company was in compliance with all of its debt covenants.

     The Company expects to invest between $25 and $30 million for capital expenditures during 2006.

     Contractual cash obligations of the Company as of December 31, 2005 included the following:

(In millions)
                                         Payments Due by Year
                                               2007-     2009-
                           Total     2006      2008      2010      Thereafter
Long-term debt,
  including capital
  lease obligations        $316.2    $  4.1    $  2.3    $  0.2    $309.6
Interest on fixed-
  rate debt                 163.8      18.6      37.3      36.0      71.9
Consulting Agreements (1)    13.3         -       1.3       2.7       9.3
Operating leases             23.5       7.1       9.1       3.5       3.8
Investment in China
  joint venture (2)          12.4      12.4         -         -         -
Purchase commitments (3)    406.6     406.6         -         -         -
                            -----     -----     -----     -----     -----
Total contractual
  cash obligations         $935.8    $448.8    $ 50.0    $ 42.4    $394.6
                            =====     =====     =====     =====     =====

(1) See Note 10 to Consolidated Financial Statements.

(2) See Note 13 to Consolidated Financial Statements.

(3) Purchase commitments include $79.3 million of open fixed price purchases of raw materials. Additionally, the Company has contractual supply commitments, totaling $327.3 million at year-end prices, for raw materials consumed in the ordinary course of business; these contracts contain variable pricing based upon COMEX.

     The above obligations will be satisfied with existing cash, the Credit Facility, and cash generated by operations. Additionally, the cash flow to fund pension and OPEB obligations was $2.6 million in 2005 and $1.9 million in 2004. During 2005 and 2004, funded pension assets recovered a significant portion of market value declines experienced in 2002. The Company expects to contribute approximately $2.4 million to its pension plans and $0.9 million to its other postretirement benefit plans in 2006. The Company has no off-balance sheet financing arrangements except for the operating leases identified above.

     Fluctuations in the cost of copper and other raw materials affect the Company's liquidity. Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable. Since the end of the third quarter of 2003, there has been a significant increase in COMEX copper prices. From the September 30, 2003 close through the end of 2004, the cost had risen to approximately $1.45 per pound, or approximately 80 percent. COMEX copper continued to increase through the end of 2005 when it closed at $2.16 per pound.

     The Company's Board of Directors declared a regular quarterly dividend of 10 cents per share on its Common Stock during each quarter of 2005 and 2004. Additionally, the Company distributed a Special Dividend composed of $6.50 in cash and $8.50 in principal amount of the Company's 6% Subordinated Debentures due 2014 per share of Common Stock. Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors.

     Management believes that cash provided by operations, the Credit Facility, and currently available cash of $129.7 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio (current assets divided by current liabilities) was 2.4 to 1 as of December 31, 2005.

     The Company's Board of Directors has authorized the repurchase, until October 2006, of up to ten million shares of the Company's Common Stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through December 31, 2005, the Company had repurchased approximately 2.4 million shares under this authorization.

Environmental Matters

     The Company ended 2005 with total environmental reserves of approximately $9.1 million. Based upon information currently available, management believes that the outcome of pending environmental matters will not materially affect the overall financial position and results of operations of the Company.


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

     The Company occasionally enters into forward fixed-price arrangements with certain customers. The Company may utilize forward contracts to hedge risks associated with forward fixed-price arrangements. The Company may also utilize forward contracts to manage price risk associated with inventory.
The effective portion of gains or losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon the sale of inventory. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory. At year-end, the Company held open forward contracts to purchase approximately $2.1 million of copper over the next seven months.

     Futures contracts may also be used to manage price risk associated with natural gas purchases. The effective portion of gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon consumption of natural gas. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices. At year-end, the Company held no open hedge forward contracts to purchase natural gas.


Interest Rates

     At December 31, 2005 and December 25, 2004, the fair value of the Company's debt was estimated at $298.1 million and $307.5 million, respectively, primarily using market yields and taking into consideration the underlying terms of the debt. Such fair value was less than the carrying value of debt at December 31, 2005 by $18.1 million and exceeded the carrying value at December 25, 2004 by $8.5 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent decrease in interest rates and amounted to $4.1 million at December 31, 2005 and $5.9 million at December 25, 2004.

     The Company had variable-rate debt outstanding of $5.5 million at December 31, 2005 and December 25, 2004. At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company's pretax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on LIBOR.


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

     The Company's primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars. The primary currencies to which the Company is exposed include the Canadian dollar, the British pound sterling, the Euro, and the Mexican peso. Additionally, with the investment in Jiangsu Mueller-Xingrong Copper Industries Limited, the Company is exposed to the Chinese renminbi. The Company generally views as long-term its investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, the Company generally does not hedge these net investments. The net investment in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates was $143.3 million at December 31, 2005 and $120.8 million at December 25, 2004. The primary reason for the increase in 2005 is from businesses acquired during the year. The potential loss in value of the Company's net investment in foreign subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at December 31, 2005 and December 25, 2004 amounted to $14.3 million and $12.1 million, respectively. This change would be reflected in the currency translation component of accumulated other comprehensive income in the equity section of the Company's Consolidated Balance Sheet, unless the foreign subsidiaries are sold or otherwise disposed.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States. Application of these principles requires the Company to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters, which are inherently uncertain. The accounting policies and estimates that are most critical to aid in understanding and evaluating the results of operations and financial position of the Company include the following:

Inventory Valuation

     Inventories are valued at the lower of cost or market. A significant component of the Company's inventory is copper; the domestic copper inventories are valued under the LIFO method, which represent approximately
17.0 percent of total inventories. The market price of copper cathode and scrap are subject to volatility. During periods when open market prices decline below net book value, the Company may need to provide an allowance to reduce the carrying value of its inventory. In addition, certain items in inventory may be considered obsolete and, as such, the Company may establish an allowance to reduce the carrying value of those items to their net realizable value. Changes in these estimates related to the value of inventory, if any, may result in a materially adverse or positive impact on the Company's reported financial position or results of operations. The Company recognizes the impact of any changes in estimates, assumptions, and judgments in income in the period in which it is determined.

Deferred Taxes

     Deferred tax assets and liabilities are recognized on the difference between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. The Company records valuation allowances to reduce its deferred tax assets to the amount it believes is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on the Company's judgment, estimates, and assumptions regarding those future events. In the event the Company were to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would increase the valuation allowance through a charge to income in the period that such determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future, in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through an increase to income in the period that such determination is made.

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

     Environmental expenses that relate to ongoing operations are included as a component of cost of goods sold. Environmental expenses related to certain non-operating properties are included in other income, net on the Consolidated Statements of Income.

Allowance for Doubtful Accounts

     The Company provides an allowance for receivables that may not be fully collected. In circumstances where the Company is aware of a customer's inability to meet its financial obligations (e.g., bankruptcy filings or substantial down-grading of credit ratings), it records a reserve for bad debts against amounts due to reduce the net recognized receivable to the amount it believes most likely will be collected. For all other customers, the Company recognizes reserves for bad debts based on its historical collection experience. If circumstances change (e.g., greater than expected defaults or an unexpected material change in a major customer's ability to meet its financial obligations), the Company's estimate of the recoverability of amounts due could be changed by a material amount.

RECENTLY ISSUED ACCOUNTING STANDARDS

       In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supercedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) provides alternative methods of adoption, which include prospective application and a modified retroactive application. The Company expects it will adopt the provisions of SFAS No. 123(R) using the modified prospective transition method. Under this application, the Company will be required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on, among other things, levels of share-based payments granted in the future and the market value of the Company's common stock. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as illustrated in the pro-forma disclosure of net income and earnings per share in the Notes to the Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the years ended December 31, 2005 and December 25, 2004 for such excess tax deductions was $1.0 million and $31.8 million respectively. The Company is required to adopt the provisions of SFAS No. 123(R) effective as of the beginning of the first quarter of 2006.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Cost". This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for inventory cost incurred during fiscal years beginning after June 15, 2005. This statement will be considered and adopted by the Company effective January 1, 2006. The impact of adopting SFAS No. 151 will not be material to the Company's consolidated results of operations.

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

Mueller Industries, Inc.
Consolidated Statements of Income
Years Ended December 31, 2005, December 25, 2004, and December 27, 2003

(In thousands, except per share data)
                                            2005          2004          2003
Net sales                               $1,729,923    $1,379,056    $  999,078

Cost of goods sold                       1,430,075     1,115,612       815,849
                                         ---------     ---------     ---------
Gross profit                               299,848       263,444       183,229

Depreciation and amortization               40,696        40,613        38,954
Selling, general, and
   administrative expense                  127,394       106,400        94,891
Impairment charge                                -         3,941             -
                                         ---------     ---------     ---------
Operating income                           131,758       112,490        49,384

Interest expense                           (19,550)       (3,974)       (1,168)
Other income, net                           11,997         6,842         3,220
                                         ---------     ---------     ---------
Income from continuing operations
   before income taxes                     124,205       115,358        51,436

Income tax expense                         (34,987)      (35,942)       (7,215)
                                         ---------     ---------     ---------
Income from continuing operations           89,218        79,416        44,221

Income from discontinued operations,
   net of income taxes                       3,324             -         1,160
                                         ---------     ---------     ---------
Net income                              $   92,542    $   79,416    $   45,381
                                         =========     =========     =========

See accompanying notes to consolidated financial statements.


Mueller Industries, Inc.
Consolidated Statements of Income (continued)
Years Ended December 31, 2005, December 25, 2004, and December 27, 2003

(In thousands, except per share data)
                                            2005          2004          2003
Weighted average shares for basic
   earnings per share                       36,590        35,321        34,264
Effect of dilutive stock options               513         1,590         2,597
                                         ---------     ---------     ---------
Adjusted weighted average shares for
   diluted earnings per share               37,103        36,911        36,861
                                         =========     =========     =========

Basic earnings per share:
  From continuing operations            $     2.44    $     2.25    $     1.29
  From discontinued operations                0.09           -            0.03
                                         ---------     ---------     ---------
  Basic earnings per share              $     2.53    $     2.25    $     1.32
                                         =========     =========     =========

Diluted earnings per share:
  From continuing operations            $     2.40    $     2.15    $     1.19
  From discontinued operations                0.09             -          0.04
                                         ---------     ---------     ---------
  Diluted earnings per share            $     2.49    $     2.15    $     1.23
                                         =========     =========     =========
  Dividends per share                   $     0.40    $    15.40    $        -
                                         =========     =========     =========

See accompanying notes to consolidated financial statements.

Mueller Industries, Inc.
Consolidated Balance Sheets
As of December 31, 2005 and December 25, 2004

(In thousands)
                                                        2005           2004
Assets
Current assets
   Cash and cash equivalents                       $   129,685    $    47,449
   Accounts receivable, less allowance for
      doubtful accounts of $5,778 in 2005
      and $3,925 in 2004                               248,395        196,762
   Inventories                                         196,987        187,853
   Current deferred income taxes                        19,900         15,276
   Other current assets                                 17,019          7,991
                                                    ----------     ----------
      Total current assets                             611,986        455,331

Property, plant, and equipment, net                    307,046        335,610

Goodwill                                               152,171        136,615

Other assets                                            33,435         36,175
                                                    ----------     ----------
      Total Assets                                 $ 1,104,638    $   963,731
                                                    ==========     ==========






See accompanying notes to consolidated financial statements.

Mueller Industries, Inc.
Consolidated Balance Sheets (continued)
As of December 31, 2005 and December 25, 2004

(In thousands, except share data)
                                                        2005           2004
Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt               $     4,120    $     5,328
   Accounts payable                                    124,216         79,723
   Accrued wages and other employee costs               38,095         37,992
   Other current liabilities                            84,961         57,775
                                                    ----------     ----------
      Total current liabilities                        251,392        180,818

Long-term debt, less current portion                   312,070        310,650
Pension liabilities                                     21,721         19,611
Postretirement benefits other than pensions             13,515         13,556
Environmental reserves                                   9,073          9,503
Deferred income taxes                                   63,944         67,479
Other noncurrent liabilities                             3,078         10,361
                                                    ----------     ----------
      Total liabilities                                674,793        611,978
                                                    ----------     ----------

Minority interest in subsidiaries                        6,937             67

Stockholders' equity
   Preferred stock - shares authorized 4,985,000;
      none outstanding                                       -              -
   Series A junior participating preferred
      stock - $1.00 par value; shares
      authorized 15,000; none outstanding                    -              -
   Common stock - $.01 par value; shares
      authorized 100,000,000; issued 40,091,502;
      outstanding 36,643,590 in 2005
      and 36,389,824 in 2004                               401            401
   Additional paid-in capital, common                  252,889        252,931
   Retained earnings                                   253,433        175,537
   Accumulated other comprehensive (loss) income        (8,848)         3,085
   Treasury common stock, at cost                      (74,967)       (80,268)
                                                    ----------     ----------
      Total stockholders' equity                       422,908        351,686
                                                    ----------     ----------
Commitments and contingencies                                -              -
                                                    ----------     ----------
      Total Liabilities and Stockholders' Equity   $ 1,104,638    $   963,731
                                                    ==========     ==========


See accompanying notes to consolidated financial statements.

Mueller Industries, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, December 25, 2004, and December 27, 2003

(In thousands)
                                            2005          2004          2003
Operating activities:
Income from continuing operations       $   89,218    $   79,416    $   44,221
Reconciliation of income from
  continuing operations to net cash
  provided by operating activities:
   Depreciation                             40,398        40,316        38,531
   Amortization of intangibles                 298           297           423
   Amortization of Subordinated
    Debenture costs                            162            26             -
   Income tax benefit from exercise
    of stock options                           991        31,778            18
   Impairment charge                             -         3,941             -
   Deferred income taxes                    (9,556)        2,711          (287)
   Provision for doubtful
    accounts receivable                      1,911         1,404         3,172
   Minority interest in subsidiaries,
    net of dividend paid                         9          (141)         (213)
   (Gain) loss on disposals of properties   (3,665)       (5,729)          290
   Equity in (earnings) loss of
    unconsolidated subsidiary               (4,480)        2,026           460
   Changes in assets and liabilities,
    net of businesses acquired:
      Receivables                          (55,577)      (17,995)      (35,129)
      Inventories                           (5,979)      (26,208)        2,948
      Other assets                          (2,870)       (2,055)        3,240
      Current liabilities                   61,741        42,913        14,620
      Other liabilities                     (5,894)          296           (54)
      Other, net                              (590)        1,765         1,176
                                         ---------     ---------     ---------
Net cash provided by
   operating activities                    106,117       154,761        73,416
                                         ---------     ---------     ---------

Investing activities:
Capital expenditures                       (18,449)      (19,980)      (27,236)
Acquisition of businesses, net
  of cash received                          (6,937)      (56,946)            -
Proceeds from sales of properties           10,112         6,334         1,412
Purchase of Conbraco Industries, Inc.
  common stock                                   -             -       (10,806)
Escrowed IRB proceeds                            -             -           449
                                         ---------     ---------     ---------
Net cash used in
  investing activities                     (15,274)      (70,592)      (36,181)
                                         ---------     ---------     ---------

See accompanying notes to consolidated financial statements.


Mueller Industries, Inc.
Consolidated Statements of Cash Flows (continued)
Years ended December 31, 2005, December 25, 2004, and December 27, 2003

(In thousands)
                                            2005          2004          2003
Financing activities:
Repayments of long-term debt            $   (1,091)   $   (6,608)   $   (3,894)
Dividends paid                             (14,646)     (259,882)            -
Acquisition of treasury stock                 (551)      (42,641)            -
Proceeds from the sale of
  treasury stock                             4,819        18,978           389
Subordinated Debenture issuance costs            -        (2,187)            -
                                         ---------     ---------     ---------
Net cash used in financing activities      (11,469)     (292,340)       (3,505)
                                         ---------     ---------     ---------
Effect of exchange rate changes on cash       (462)          532         3,505
Net cash provided by operating
  activities of discontinued operations      3,324             -           252
                                         ---------     ---------     ---------
Increase (decrease) in cash and
  cash equivalents                          82,236      (207,639)       37,487
Cash and cash equivalents at the
  beginning of the year                     47,449       255,088       217,601
                                         ---------     ---------     ---------
Cash and cash equivalents at the
  end of the year                       $  129,685    $   47,449    $  255,088
                                         =========     =========     =========


For supplemental disclosures of cash flow information, see
Notes 1, 5, 6, 7, and 13.

See accompanying notes to consolidated financial statements.



Mueller Industries, Inc.
Consolidated Statements Stockholders' Equity
Years Ended December 31, 2005, December 25, 2004, and December 27, 2003

(In thousands)

                                                     2005                    2004                    2003
                                              Shares      Amount      Shares      Amount      Shares      Amount


Common stock:
Balance at beginning of year                  40,092    $      401    40,092    $      401   40,092     $      401
                                             -------     ---------   -------     ---------   ------      ---------
Balance at end of year                        40,092    $      401    40,092    $      401   40,092     $      401
                                             =======     =========   =======     =========   ======      =========

Additional paid-in capital:
Balance at beginning of year                            $  252,931              $  259,110              $  258,939
Issuance of shares under
  incentive stock option plan                               (1,033)                (37,957)                    153
Tax benefit related to employee
  stock options                                                991                  31,778                      18
                                                         ---------               ---------               ---------
Balance at end of year                                  $  252,889              $  252,931              $  259,110
                                                         =========               =========               =========

Retained earnings:
Balance at beginning of year                            $  175,537              $  655,495              $  610,114
Net income                                                  92,542                  79,416                  45,381
Dividends                                                  (14,646)               (559,374)                      -
                                                         ---------               ---------               ---------
Balance at end of year                                  $  253,433              $  175,537              $  655,495
                                                         =========               =========               =========

Accumulated other comprehensive
  (loss) income:
Foreign currency translation                            $  (10,122)             $    8,560              $   10,941
Minimum pension liability adjustment,
  net of applicable income tax (expense)
  benefit of $339, $(2), $(3)                               (2,141)                     (2)                  4,277
Change in fair value of derivatives,
  net of applicable income tax expense
  of $(201), $(134), $(156)                                    330                     219                     255
Losses reclassified into earnings
  from other comprehensive income,
  net of applicable income tax (expense)
  benefit of $0, $65, $(45)                                      -                    (106)                     74
                                                         ---------               ---------               ---------
Total other comprehensive (loss) income                    (11,933)                  8,671                  15,547
Balance at beginning of year                                 3,085                  (5,586)                (21,133)
                                                         ---------               ---------               ---------
Balance at end of year                                  $   (8,848)             $    3,085              $   (5,586)
                                                         =========               =========               =========

See accompanying notes to consolidated financial statements.

Mueller Industries, Inc.
Consolidated Statements Stockholders' Equity (continued)
Years Ended December 31, 2005, December 25, 2004, and December 27, 2003

(In thousands)
                                                     2005                    2004                    2003
                                              Shares      Amount      Shares      Amount      Shares      Amount

Treasury stock:
Balance at beginning of year                   3,702    $  (80,268)    5,815    $  (94,562)   5,834     $  (94,798)
Issuance of shares under
  incentive stock option plan                   (283)        5,852    (3,242)       56,935      (19)           236
Repurchase of common stock                        29          (551)    1,129       (42,641)       -              -
                                             -------     ---------   -------     ---------   ------      ---------
Balance at end of year                         3,448    $  (74,967)    3,702    $  (80,268)   5,815     $  (94,562)
                                             =======     =========   =======     =========   ======      =========

Total comprehensive income:
Net income                                              $   92,542              $   79,416              $   45,381
Other comprehensive (loss) income                          (11,933)                  8,671                  15,547
                                                         ---------               ---------               ---------
Total comprehensive income                              $   80,609              $   88,087              $   60,928
                                                         =========               =========               =========


See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

     The principal business of Mueller Industries, Inc. is the manufacture and sale of copper tube and fittings; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic fittings and valves; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. The Company also resells imported brass and plastic plumbing valves, malleable iron fittings, steel nipples, faucets, and plumbing specialty products. The Company markets its products to the HVAC, plumbing, refrigeration, hardware, and other industries. Mueller's operations are located throughout the United States and in Canada, Mexico, Great Britain, and China.

Principles of Consolidation

     The Consolidated Financial Statements include the accounts of Mueller Industries, Inc. and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority interest represents a separate private ownership of 49.5 percent of Jiangsu Mueller - Xingrong Copper Industries Limited, 25 percent of Ruby Hill Mining Company, and 19 percent of Richmond-Eureka Mining Company. The Company accounts for its minority investment in Conbraco Industries, Inc. on the equity method.

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

Cash Equivalents

     Temporary investments with original maturities of three months or less are considered to be cash equivalents. These investments are stated at cost. At December 31, 2005 and December 25, 2004, temporary investments consisted of certificates of deposit, commercial paper, bank repurchase agreements, and U.S. and foreign government securities totaling $123.7 million and $46.6 million, respectively.

Allowance for Doubtful Accounts

     The Company provides an allowance for receivables that may not be fully collected. In circumstances where the Company is aware of a customer's inability to meet its financial obligations (e.g., bankruptcy filings or substantial down-grading of credit ratings), it records a reserve for bad debts against amounts due to reduce the net recognized receivable to the amount it believes most likely will be collected. For all other customers, the Company recognizes reserves for bad debts based on its historical collection experience. If circumstances change (e.g., greater than expected defaults or an unexpected material change in a major customer's ability to meet its financial obligations), the Company's estimate of the recoverability of amounts due could be changed by a material amount.

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

Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost. Depreciation of buildings, machinery, and equipment is provided on the straight-line method over the estimated useful lives ranging from 20 to 40 years for buildings and five to 20 years for machinery and equipment. Leasehold improvements are amortized over the lesser of their useful life or the remaining lease term. Repairs and maintenance are expensed as incurred.

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

No impairment loss resulted from the 2005 or 2004 annual tests performed under SFAS No. 142; however, as discussed in Note 4, an impairment charge was recognized in the first quarter of 2004. There can be no assurance that additional goodwill impairment will not occur in the future.

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

     Environmental expenses that relate to ongoing operations are included as a component of cost of goods sold. Environmental expenses related to certain non-operating properties are included in other income, net on the Consolidated Statements of Income.

Earnings Per Share

     Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options calculated using the treasury stock method. Approximately 417 thousand stock options were excluded from the computation of diluted earnings per share at December 31, 2005 as the options' exercise price was higher than the average market price of the Company's stock.

Income Taxes

     Deferred tax assets and liabilities are recognized on the difference between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. The Company records valuation allowances to reduce its deferred tax assets to the amount it believes is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on the Company's judgment, estimates, and assumptions regarding those future events. In the event the Company were to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would increase the valuation allowance through a charge to income tax expense in the period that such determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future, in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made.

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

(In thousands, except per share data)
                                            2005          2004         2003
Net income                              $   92,542    $   79,416    $   45,381
SFAS No. 123 compensation
  expense, net of income taxes              (2,360)       (2,114)       (2,028)
                                         ---------     ---------     ---------
SFAS No. 123 pro forma
  net income                            $   90,182    $   77,302    $   43,353
                                         =========     =========     =========

Pro forma earnings per share:
   Basic                                $     2.46    $     2.19    $     1.27
   Diluted                              $     2.41    $     2.09    $     1.18

Earnings per share, as reported:
   Basic                                $     2.53    $     2.25    $     1.32
   Diluted                              $     2.49    $     2.15    $     1.23

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

Derivative Instruments and Hedging Activities

     The Company has utilized forward contracts to manage the volatility related to purchases of copper and natural gas, and certain transactions denominated in foreign currencies. In addition, the Company has reduced its exposure to increases in interest rates by entering into an interest rate swap contract. These contracts have been designated as cash flow hedges. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company has recorded the fair value of these contracts in the Consolidated Balance Sheet. The related gains and losses on the contracts are deferred in stockholders' equity as a component of comprehensive income. With respect to the copper and natural gas contracts, deferred gains and losses are recognized in cost of goods sold in the period in which the related sales or consumption of the commodities are recognized. Deferred gains and losses on foreign currency contracts are recognized in net sales in the period in which the foreign sales are collected. Deferred gain or loss on the interest rate swap contract is recognized in interest expense in the period in which the related interest payment being hedged is expensed. To the extent that the changes in the fair value of the contracts do not perfectly offset the changes in the present value of the hedged transactions, that ineffective portion is immediately recognized in earnings. Gains and losses recognized by the Company related to the ineffective portion of its hedging instruments, as well as gains and losses related to the portion of the hedging instruments excluded from the assessment of hedge effectiveness, were not material to the Company's Consolidated Financial Statements. Should these contracts no longer meet hedge criteria in accordance with SFAS No. 133, either through lack of effectiveness or because the hedged transaction is not probable of occurring, all deferred gains and losses related to the hedge will be immediately reclassified from accumulated other comprehensive income into earnings.

     The Company primarily executes derivative contracts with major financial institutions. These counterparties expose the Company to credit risk in the event of non-performance. The amount of such exposure is limited to the fair value of the contract plus the unpaid portion of amounts due to the Company pursuant to terms of the derivative instruments, if any. Although there are no collateral requirements, if a downgrade in the credit rating of these counterparties occurs, management believes that this exposure is mitigated by provisions in the derivative arrangements which allow for the legal right of offset of any amounts due to the Company from the counterparties with any amounts payable to the counterparties by the Company. As a result, management considers the risk of counterparty default to be minimal.

     At December 31, 2005, the Company held open forward commitments to purchase approximately $2.1 million of copper in the next seven months.

Fair Value of Financial Instruments

     The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments. Primarily using market yields, the fair value of the Company's debt instruments were estimated to be $298.0 million and $307.5 million at December 31, 2005 and December 25, 2004, respectively. The fair value of the Company's interest rate swap contract was approximately $0.2 million at December 31, 2005 and approximately $0.7 million at December 25, 2004.

This value represents the estimated amount the Company would need to pay if the contract was terminated before maturity, principally resulting from market interest rate decreases. The fair value of committed forward contracts to purchase copper was $2.3 million at December 31, 2005. The Company estimates the fair value of contracts by obtaining quoted market prices.

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

Recently Issued Accounting Standards

       In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supercedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) provides alternative methods of adoption, which include prospective application and a modified retroactive application. The Company expects it will adopt the provisions of SFAS No. 123(R) using the modified prospective transition method. Under this application, the Company will be required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on, among other things, levels of share-based payments granted in the future and the market value of the Company's common stock. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as illustrated in the above pro-forma disclosure of net income and earnings per share. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the years ended December 31, 2005 and December 25, 2004 for such excess tax deductions was $1.0 million and $31.8 million respectively. The Company is required to adopt the provisions of SFAS No. 123(R) effective as of the beginning of the first quarter of 2006.

       In November 2004, the FASB issued SFAS No. 151, "Inventory Cost". This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for inventory cost incurred during fiscal years beginning after June 15, 2005. This statement will be considered and adopted by the Company effective January 1, 2006. The impact of adopting SFAS No.
151 will not be material to the Company's consolidated results of operations.

Reclassifications

     Certain amounts in the prior years Consolidated Financial Statements have been reclassified to conform to the current year presentation.

General

     The year ended December 31, 2005, contained 53 weeks while the years ended December 25, 2004 and December 27, 2003, contained 52 weeks.


Note 2 - Inventories

(In thousands)
                                                        2005           2004
Raw material and supplies                          $    42,268    $    34,270
Work-in-process                                         24,610         24,201
Finished goods                                         130,109        129,382
                                                    ----------     ----------
Inventories                                        $   196,987    $   187,853
                                                    ==========     ==========

     Inventories valued using the LIFO method totaled $33.5 million at December 31, 2005 and $36.5 million at December 25, 2004. At December 31, 2005 and December 25, 2004, the approximate FIFO cost of such inventories was $87.8 million and $64.4 million respectively. During 2005 inventory quantities valued using the LIFO method declined which resulted in liquidation of LIFO inventory layers. The effect of liquidation of LIFO layers decreased cost of sales by approximately $1.3 million, or approximately 2 cents per diluted share.

Note 3 - Property, Plant, and Equipment, Net

(In thousands)
                                                        2005           2004
Land and land improvements                         $    11,881    $     9,431
Buildings                                               93,013         97,679
Machinery and equipment                                504,075        497,591
Construction in progress                                 7,098          5,479
                                                    ----------     ----------
                                                       616,067        610,180
Less accumulated depreciation                         (309,021)      (274,570)
                                                    ----------     ----------
Property, plant, and equipment, net                $   307,046    $   335,610
                                                    ==========     ==========


Note 4 - Goodwill

     The changes in the carrying amount of goodwill were as follows:

(In thousands)
                                        Plumbing &
                                       Refrigeration      OEM
                                          Segment        Segment        Total
Balance at December 27, 2003            $   94,070    $   10,779    $  104,849
Goodwill resulting from
  acquisitions during the year              33,013             -        33,013
Impairment charge                                -        (2,279)       (2,279)
Foreign currency translation adjustment      1,032             -         1,032
                                         ---------     ---------     ---------
Balance at December 25, 2004               128,115         8,500       136,615
Goodwill resulting from
  acquisitions during the year              11,174             -        11,174
Adjustments to the fair value of
  businesses acquired during 2004            1,589             -         1,589
Contingent earn-out payments                 3,000           353         3,353
Foreign currency translation adjustment       (560)            -          (560)
                                         ---------     ---------     ---------
Balance at December 31, 2005            $  143,318    $    8,853    $  152,171
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

Note 5 - Long-Term Debt

(In thousands)
                                                        2005           2004
6% Subordinated Debentures, due 2014               $   299,492    $   299,492
2001 Series IRBs with interest at
  6.63%, due 2021                                       10,000         10,000
Other, including capitalized
  lease obligations                                      6,698          6,486
                                                    ----------     ----------
                                                       316,190        315,978
Less current portion of long-term debt                  (4,120)        (5,328)
                                                    ----------     ----------
Long-term debt                                     $   312,070    $   310,650
                                                    ==========     ==========

     On October 26, 2004, as part of a Special Dividend, the Company issued $299.5 million in principal amount of its 6% Subordinated Debentures (the Debentures) due November 1, 2014. Interest on the Debentures is payable semi-annually on May 1 and November 1. The Company may repurchase the Debentures through open market transactions or through privately negotiated transactions. The Debentures may be redeemed in whole at any time or in part from time to time at the option of the Company at the following redemption price (expressed as a percentage of principal amount) plus any accrued but unpaid interest to, but excluding, the redemption date:

If redeemed during the 12-month period beginning October 26,
         Year                                          Redemption Price
         2005                                           104%
         2006                                           103
         2007                                           102
         2008                                           101
         2009 and thereafter                            100


     The Company has a Credit Agreement (the Agreement) with a syndicate of banks establishing an unsecured $150 million revolving credit facility (the Credit Facility) which matures in November 2007. Borrowings under the Credit Facility bear interest, at the Company's option, at (i) LIBOR plus a variable premium or (ii) the greater of Prime or the Federal Funds rate plus .5 percent. LIBOR advances may be based upon the one, two, three, or six-month LIBOR. The variable premium over LIBOR is based on certain financial ratios, and can range from 37.5 to 67.5 basis points. At December 31, 2005, the premium was 47.5 basis points. Additionally, a facility fee is payable quarterly on the total commitment and varies from 12.5 to 20.0 basis points based upon the Company's capitalization ratio. Availability of funds under the Credit Facility is reduced by the amount of certain outstanding letters of credit, which are used to secure the Company's payment of insurance deductibles and retiree health benefits, totaling approximately $12.7 million at December 31, 2005. Terms of the letters of credit are generally one year but are renewable annually as required. There were no borrowings outstanding as of December 31, 2005.

     Borrowings under the Agreement require the Company, among other things, to maintain certain minimum levels of net worth and meet certain minimum financial ratios. At December 31, 2005, the Company was in compliance with all debt covenants.

     Aggregate annual maturities of the Company's debt are $4.1 million, $2.1 million, $0.2 million, $0.1 million, and $0.1 million for the years 2006 through 2010 respectively, and $309.6 million thereafter. Interest paid in 2005, 2004, and 2003 was $19.0 million, $1.1 million, and $1.2 million respectively. No interest was capitalized in 2005, 2004, or 2003.


Note 6 - Stockholders' Equity

     On October 26, 2004, the Company distributed a Special Dividend consisting of $6.50 in cash and $8.50 in principal amount of the Company's 6% Subordinated Debentures due 2014 for each share of Common Stock.
Additionally, the Company paid regular quarterly cash dividends of 10 cents per share per quarter in 2005 and 2004.

     The Company's Board of Directors has authorized the repurchase, until October 2006, of up to 10 million shares of the Company's Common Stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through December 31, 2005, the Company had repurchased approximately 2.4 million shares under this authorization.

       Components of accumulated other comprehensive (loss) income are as follows:

(In thousands)
                                                        2005           2004
Cumulative foreign currency translation adjustment $     6,154    $    16,275
Minimum pension liability, net of income tax           (14,984)       (12,842)
Unrealized derivative losses, net of income tax            (18)          (348)
                                                    ----------     ----------
Accumulated other comprehensive (loss) income      $    (8,848)   $     3,085
                                                    ==========     ==========

     During 2004, the change in cumulative foreign currency translation adjustment primarily relates to the Company's investment in its U.K. subsidiaries and fluctuations in exchange rates between the British pound sterling and the U.S. dollar. The value of the British pound increased by approximately 8.6 percent against the U.S. dollar.

     During 2005, the reduction in cumulative foreign currency translation adjustment relates to the decrease in value of British pound sterling of approximately 10.4 percent plus the tax effect of certain inter-company transactions of approximately $1.7 million, partially offset by the increase in value of the Mexican peso of approximately 3.7 percent.


Note 7 - Income Taxes

       The components of income from continuing operations before income taxes were taxed under the following jurisdictions:

(In thousands)
                                            2005          2004          2003
Domestic                                $  114,735    $  110,913    $   58,927
Foreign                                      9,470         4,445        (7,491)
                                         ---------     ---------     ---------
Income from continuing operations
   before income taxes                  $  124,205    $  115,358    $   51,436
                                         =========     =========     =========

     Income tax expense attributable to continuing operations consists of the following:

(In thousands)
                                            2005          2004          2003
Current tax expense:
   Federal                              $   42,811    $   30,920    $    4,928
   Foreign                                     499           642         1,744
   State and local                           1,233         1,669           830
                                         ---------     ---------     ---------
Current tax expense                         44,543        33,231         7,502
                                         ---------     ---------     ---------

Deferred tax expense (benefit):
   Federal                                  (7,570)        3,020          504
   Foreign                                    (280)         (182)        (869)
   State and local                          (1,706)         (127)          78
                                         ---------     ---------     ---------
Deferred tax expense (benefit)              (9,556)        2,711         (287)
                                         ---------     ---------     ---------
Income tax expense                      $   34,987    $   35,942    $    7,215
                                         =========     =========     =========

     No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. It is not practicable to compute the potential deferred tax liability associated with these undistributed foreign earnings.

     The difference between the reported income tax expense and a tax determined by applying the applicable U.S. federal statutory income tax rate to income from continuing operations before income taxes is reconciled as follows:

(In thousands)
                                            2005          2004          2003
Expected income tax expense             $   43,471    $   40,375    $   18,003
State and local income tax,
  net of federal benefit                       316         1,160           618
Adjustment for change in estimate
  of state deferred tax liability           (1,129)            -             -
Foreign income taxes                          (975)         (652)          220
Valuation allowance                         (1,962)       (2,605)      (12,190)
Adjustment for correction of prior
  year tax provision                        (2,862)            -             -
U.S. manufacturers deduction                (1,015)            -             -
Other, net                                    (857)       (2,336)          564
                                         ---------     ---------     ---------
Income tax expense                      $   34,987    $   35,942    $    7,215
                                         =========     =========     =========

     The adjustment of $2.9 million, or 8 cents per diluted share, to correct the prior year income tax provision is immaterial to the results of operations and financial condition for 2005 as well as the prior affected years.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In thousands)
                                                        2005           2004
Deferred tax assets:
  Accounts receivable                              $     1,864    $     1,250
  Inventories                                            7,267          1,641
  Pension, OPEB, and accrued items                      11,769         11,466
  Other reserves                                         5,762          8,818
  Net operating loss carryforwards                       6,876         10,956
  Capital loss carryforwards                                 -            445
  Other                                                    653            846
                                                    ----------     ----------
Total deferred tax assets                               34,191         35,422
Less valuation allowance                                (3,612)       (12,880)
                                                    ----------     ----------
Deferred tax assets, net of
  valuation allowance                                   30,579         22,542
                                                    ----------     ----------
Deferred tax liabilities:
  Property, plant, and equipment                        70,724         73,321
  Other                                                  3,899          1,424
                                                    ----------     ----------
Total deferred tax liabilities                          74,623         74,745
                                                    ----------     ----------
Net deferred tax liability                         $   (44,044)   $   (52,203)
                                                    ==========     ==========

     As of December 31, 2005, the Company had utilized all recognized domestic net operating loss carryforwards and alternative minimum tax credit carryforwards. As of December 31, 2005, the Company had foreign net operating loss carryforwards (foreign NOL's) and interest carryforwards from U.K. operations available to offset $22.9 million of foreign subsidiary income of which $10 million has not been recognized. These carryforwards are available to offset foreign subsidiary income over an indefinite period.

     Tax expense in 2005 was reduced by $2.5 million due to the reduction in valuation allowance associated with tax benefits related primarily to the net operating loss carryforward in the U.K. The remaining reduction of the valuation allowance is primarily due to reclassifications resulting from filing amended returns in the U.K.

     The reduction of the valuation allowance in 2004, was primarily the result of recognition of a deferred income tax benefit upon the closure of open tax years, a reduction of the estimated valuation allowance for foreign tax credit carryforwards, and a reduction of the allowance associated with capital loss carryforwards used to offset capital gains from the sale of non-operating property.

     During 2003, the Company recognized a deferred income tax benefit, upon closure of the open tax year, by reducing a valuation allowance of $9.3 million related to an operating loss resulting from the 1999 sale of a subsidiary. Realization of the tax benefit occurred during the year of sale.

     Income taxes paid were approximately $34.5 million in 2005, $5.0 million in 2004, and $0.8 million in 2003.

     The Internal Revenue Service is examining the Company's federal income tax returns for years 2004, 2003, and 2002. The results of the examination are not expected to have a material effect on the Consolidated Financial Statements.


Note 8 - Other Current Liabilities

     Included in other current liabilities were accrued discounts and allowances of $39.5 million at December 31, 2005 and $29.6 million at December 25, 2004, and taxes payable of $23.6 million at December 31, 2005 and $13.6 million at December 25, 2004.


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

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and the fair value of the plans' assets over the two-year period ending December 31, 2005, and a statement of the plans' funded status as of December 31, 2005 and December 25, 2004:

(In thousands)
                                 Pension Benefits          Other Benefits
                                2005         2004         2005         2004
Change in benefit
  obligation:
   Obligation at
      beginning of year      $ 144,216    $ 132,342    $  10,800    $  10,756
   Service cost                  2,150        1,972            7            5
   Interest cost                 8,095        7,972          632          649
   Participant contributions       493          403            -            -
   Plan amendments                   -          281          200            -
   Actuarial loss                8,589        2,912          658           99
   Benefit payments             (7,141)      (6,116)        (698)        (709)
   Settlement                      (68)           -            -            -
   Foreign currency
      translation adjustment    (6,561)       4,450            -            -
                              --------     --------     --------     --------
Obligation at end of year    $ 149,773    $ 144,216    $  11,599    $  10,800
                              ========     ========     ========     ========

Change in fair value
  of plan assets:
   Fair value of plan
      assets at beginning
      of year                $ 125,824    $ 114,889    $       -    $       -
   Actual return on
      plan assets               17,704       12,428            -            -
   Employer contributions        1,924        1,237          698          709
   Participant contributions       493          403            -            -
   Benefit payments             (7,141)      (6,116)        (698)        (709)
   Settlement                      (68)           -            -            -
   Foreign currency
      translation adjustment    (4,442)       2,983            -            -
                              --------     --------     --------     --------
Fair value of plan assets
  at end of year             $ 134,294    $ 125,824    $       -    $       -
                              ========     ========     ========     ========

Funded status:
   Funded (underfunded)
      status at end of year  $ (15,479)   $ (18,392)   $ (11,599)   $ (10,800)
   Unrecognized prior
      service cost               2,198        2,570          120          (72)
   Unrecognized gain            15,756       17,729        3,302        2,774
                              --------     --------     --------     --------
Net amount recognized        $   2,475    $   1,907    $  (8,177)   $  (8,098)
                              ========     ========     ========     ========

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with benefit obligations in excess of plan assets were $65.7 million, $64.3 million, and $45.3 million, respectively, as of December 31, 2005, and $114.2 million, $112.5 million, and $93.7 million, respectively, as of December 25, 2004. The Company sponsors one pension plan in the U.K. which comprises 42 percent of the above benefit obligation and 32 percent of the plan assets as of December 31, 2005.

     The following table provides the amounts recognized in the Consolidated Balance Sheets as of December 31, 2005 and December 25, 2004:

(In thousands)
                                 Pension Benefits          Other Benefits
                                2005         2004         2005         2004
Prepaid benefit cost         $   8,555    $   8,664    $       -    $       -
Accrued benefit liability      (21,414)     (19,611)      (8,177)      (8,098)
Accumulated other
  comprehensive income          15,334       12,854            -            -
                              --------     --------     --------     --------
Net amount recognized        $   2,475    $   1,907    $  (8,177)   $  (8,098)
                              ========     ========     ========     ========

     The components of net periodic benefit cost are as follows:

(In thousands)
                                            2005          2004          2003
Pension benefits:
   Service cost                         $    2,150    $    1,972    $    1,766
   Interest cost                             8,095         7,972         7,495
   Expected return on
      plan assets                           (9,711)       (9,125)       (7,724)
   Amortization of prior
      service cost                             372           373           491
   Amortization of net loss                    919           963         1,327
   Effect of special events                     25             -             -
                                         ---------     ---------     ---------
Net periodic benefit cost               $    1,850    $    2,155    $    3,355
                                         =========     =========     =========
Other benefits:
   Service cost                         $        7    $        5    $        5
   Interest cost                               632           649           694
   Amortization of prior
      service cost                               8            (8)           (8)
   Amortization of net loss                    130           142           120
                                         ---------     ---------     ---------
Net periodic benefit cost               $      777    $      788    $      811
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

     The assumptions used in the measurement of the Company's benefit obligations are as follows:

                                 Pension Benefits          Other Benefits
                                2005         2004         2005         2004
Weighted average
  assumptions:
   Discount rate                5.59%        5.91%        6.00%        6.00%
   Expected return
      on plan assets            7.94%        8.06%        N/A          N/A
   Rate of compensation
      increases                 4.00%        4.50%        N/A          N/A

The assumptions used in the measurement of the Company's net periodic benefit cost are as follows:

                                    Pension Benefits         Other Benefits
                                  2005    2004    2003    2005    2004    2003
Weighted average
  assumptions:
   Discount rate                 5.91%   6.08%   6.42%   6.00%   6.25%   6.75%
   Expected return
      on plan assets             8.06%   8.07%   8.05%    N/A     N/A     N/A
   Rate of compensation
      increases                  4.50%   4.25%   4.00%    N/A     N/A     N/A

     Only one pension plan uses the rate of compensation increase in its benefit formula. All other pension plans are based on length of service.

     The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to range from 7.0 to
9.1 percent for 2005, gradually decrease to 4.5 percent for 2011, and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation by $963 thousand and the service and interest cost components of net periodic postretirement benefit costs by $54 thousand for 2005. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation and the service and interest cost components of net periodic postretirement benefit costs for 2005 by $879 thousand and $49 thousand, respectively.

     The weighted average asset allocation of the Company's pension fund assets are as follows:

Asset Category                                          Pension Plan Assets
                                                        2005           2004
Equity securities                                        65%            71%
Index funds                                              15             10
Debt securities                                           6              4
Cash and equivalents                                      3              4
Other                                                    11             11
                                                    -------        -------
                                                        100%           100%
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

     The plans' assets do not include investment in securities issued by the Company. The Company expects to contribute approximately $2.4 million to its pension plans and $0.9 million to its other postretirement benefit plans in 2006. The Company expects future benefits to be paid from the plans as follows:

(In thousands)

                                                   Pension         Other
                                                   Benefits       Benefits
2006                                               $  7,931       $    853
2007                                                  7,700            855
2008                                                  7,854            859
2009                                                  7,910            857
2010                                                  7,831            854
2011-2015                                            42,699          3,918
                                                    -------        -------
Total                                              $ 81,925       $  8,196
                                                    =======        =======

     The Company sponsors voluntary employee savings plans that qualify under
Section 401(k) of the Internal Revenue Code of 1986. Compensation expense for the Company's matching contribution to the 401(k) plans was $2.2 million in 2005 and $2.0 million in 2004 and 2003. The Company's match is a cash contribution. Participants direct the investment of their account balances by allocating among a range of asset classes including mutual funds (equity, fixed income, and balanced funds), and money market funds. The plans do not offer direct investment in securities issued by the Company.

     In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the Act) was enacted. The Act mandates a method of providing for postretirement benefits to UMWA current and retired employees, including some retirees who were never employed by the Company. In October 1993, beneficiaries were assigned to the Company and the Company began its mandated contributions to the UMWA Combined Benefit Fund, a multiemployer trust. Beginning in 1994, the Company was required to make contributions for assigned beneficiaries under an additional multiemployer trust created by the Act, the UMWA 1992 Benefit Plan. The ultimate amount of the Company's liability under the Act will vary due to factors which include, among other things, the validity, interpretation, and regulation of the Act, its joint and several obligation, the number of valid beneficiaries assigned, and the extent to which funding for this obligation will be satisfied by transfers of excess assets from the 1950 UMWA pension plan and transfers from the Abandoned Mine Reclamation Fund. Nonetheless, the Company believes it has an adequate reserve for this liability, which totaled $6.1 million in 2005 and in 2004.

     The Company maintains a nonqualified deferred compensation plan which, prior to 2005, permitted certain management employees to annually elect to defer, on a pretax basis, a portion of their compensation. The deferred benefit to be provided is based on the amount of compensation deferred and earnings on the deferrals. During 2005, deferrals ceased and the majority of the participants elected to withdraw from the plan. The Company has invested in certain assets to assist in funding this plan. The fair value of these assets, included in other assets, was $0.9 million at December 31, 2005 and $7.7 million at December 25, 2004.

     The Company makes contributions to certain multiemployer defined benefit pension plan trusts that cover union employees based on collective bargaining agreements. Contributions by employees are not required nor are they permitted. Pension expense under the multiemployer defined benefit pension plans was $0.7 million for 2005, $0.4 million for 2004, and $0.3 million for 2003.

Note 10 - Commitments and Contingencies

     The Company is subject to environmental standards imposed by federal, state, local, and foreign environmental laws and regulations. For non-operating properties, the Company has provided and charged to income $0.6 million in 2005, $1.0 million in 2004, and $1.2 million in 2003 for pending environmental matters. The basis for the provision is updated information and results of ongoing remediation and monitoring programs. Environmental reserves total $9.1 million in 2005 and $9.5 million in 2004. These estimated future costs, which will be funded in future years as remediation programs progress, are not discounted to their present value, and are not reduced by potential insurance reimbursements. Management believes that the outcome of pending environmental matters will not materially affect the financial position or results of operations of the Company.

     The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business, which management believes will not have a material adverse effect on the Company's financial position or results of operations. Additionally, the Company may realize the benefit of certain insurance, tax, and legal claims and litigation in the future; these gain contingencies are not recognized in the Consolidated Financial Statements.

     Beginning in September 2004, the Company has been named as a defendant in several purported class action complaints brought by direct and indirect purchasers alleging anticompetitive activities with respect to the sale of copper plumbing tubes in the United States. Two such purported class actions were filed in the United States District Court for the Western District of Tennessee (the Federal Actions), four were filed in the Superior Court of the State of California, County of San Francisco (the California Actions), one was filed in the Circuit Court for Shelby County, Tennessee (the Tennessee Action), and one was filed in the Superior Court of the Commonwealth of Massachusetts, County of Middlesex (the Massachusetts Action, and with the Federal Actions, the California Actions and the Tennessee Action, the Actions). Wholly owned Company subsidiaries, WTC Holding Company, Inc., Deno Holding Company, Inc., and Mueller Europe Ltd. are named in all of the Actions, and Deno Acquisition Eurl is named in two of the Actions. Deno Acquisition Eurl has not been served with the complaint in either of the Actions in which it is named, and only the Company has been served with the complaint in the Tennessee Action. The claims in the California and Massachusetts Actions against WTC Holding Company, Inc. and Deno Holding Company, Inc. have been dismissed without prejudice. All of the Actions, which are similar, seek declaratory (except for the Massachusetts Action) and monetary relief. Plaintiffs' motions to consolidate and for appointment of lead counsel in the Federal Actions and plaintiffs' motion to consolidate the California Actions have been granted. On July 6, 2005, a motion to dismiss the Federal Actions for failure to state a claim was granted as to WTC Holding Company, Inc. and Deno Holding Company, Inc. and denied as to Mueller Industries, Inc. Plaintiffs' motion for reconsideration of the July 6, 2005 order dismissing the claims in the Federal Actions against WTC Holding Company, Inc. and Deno Holding Company, Inc. is pending. Mueller Europe's motion to dismiss the Federal Actions for lack of personal jurisdiction and on other grounds is pending. The Company's demurrer to the complaint in the California Actions and the Company's motion to dismiss the Tennessee Action for failure to state a claim are pending. The Company has not yet been required to respond to the complaint in the Massachusetts Action. Mueller

Europe has not yet been required to respond to the complaints in the California, Tennessee, and Massachusetts Actions. The Company believes that the claims for relief in the Actions are without merit and intends to defend the Actions vigorously.

     The Company is aware of investigations of competition in markets in which it participates, or has participated in the past, in Europe and Canada. On September 22, 2005, the European Commission adopted a statement alleging infringements in Europe of competition rules by manufacturers of copper fittings and related companies, including the Company, WTC Holding Company, Inc., and Mueller Europe Ltd., for activities undertaken in Europe. The Company took the lead in bringing these issues to the attention of the European Commission and has fully cooperated in the resulting investigation from its inception. The Company does not anticipate any material adverse effect on its business or financial condition as a result of these matters.

     The Company leases certain facilities and equipment under operating leases expiring on various dates through 2011. The lease payments under these agreements aggregate to approximately $7.1 million in 2006, $5.4 million in 2007, $3.7 million in 2008, $1.9 million in 2009, and $1.6 million in 2010, and $3.8 million thereafter. Total lease expense amounted to $7.9 million in 2005, $7.2 million in 2004, and $7.0 million in 2003.

     The Company has assessed its risk and provided estimated accruals for various potential tax matters in a number of jurisdictions. The ultimate amount of the liabilities, if any, may vary, however, the Company believes it has adequate reserves for its assessed risk.

     During 2004, the Company (1) entered into consulting and non-compete agreements (the Consulting Agreements) with Harvey L. Karp, Chairman of the Board, and William D. O'Hagan, Chief Executive Officer, and (2) amended Mr. Karp's employment agreement with the Company. The amendment to Mr. Karp's employment agreement eliminates the three-year rolling term of the agreement and imposes a fixed term ending on December 31, 2007. The Consulting Agreements provide for post-employment services to be provided by Messrs. Karp and O'Hagan for a six-year period. During the first four years of the Consulting Agreements, an annual fee equal to two-thirds of each executive's Final Base Compensation (as defined in his agreement) will be payable.
During the final two years, the annual fee is set at one-third of each Executive's Final Base Compensation. During the term of the Consulting Agreements, each executive agrees not to engage in Competitive Activity (as defined in the Consulting Agreements) and will be entitled to receive certain other benefits from the Company. The term of Mr. O'Hagan's Consulting Agreement will commence upon Mr. O'Hagan's termination of employment by the Company without Cause (as defined in his current employment agreement) or his voluntary resignation from employment with the Company for Good Reason (as defined in his current employment agreement). The term of Mr. Karp's Consulting Agreement will commence on the earlier of January 1, 2008 (the day following the end of his fixed employment term) or his termination of employment by the Company without Cause (as defined in his employment agreement) or his voluntary resignation for Good Reason (as defined in his employment agreement). Based upon the value of the non-compete provisions of the Consulting Agreements, the Company will expense the value of the Consulting Agreements over their term.

Note 11 - Other Income, Net

(In thousands)
                                            2005          2004          2003
Rent and royalties                      $    2,111    $    1,773    $    2,821
Interest income                              2,306         2,385         2,466
Gain (Loss) on disposal of
   properties, net                           3,665         5,729          (290)
Minority interest in income
   of subsidiaries                              (9)          (43)         (152)
Environmental expense                         (556)         (976)       (1,165)
Equity in earnings (loss) of
   unconsolidated subsidiary                 4,480        (2,026)         (460)
                                         ---------     ---------     ---------
Other income, net                       $   11,997    $    6,842    $    3,220
                                         =========     =========     =========


Note 12 - Stock Options

     The Company follows APB No. 25 in accounting for its stock options. Under APB No. 25, no compensation expense is recognized because the exercise price of the Company's incentive stock options equals the market price of the underlying stock on the date of grant.

     Under existing plans, the Company may grant options to purchase shares of Common Stock at prices not less than the fair market value of the stock on the date of the grant. Generally, the options vest annually in equal increments over a five-year period beginning one year from the date of the grant. Any unexercised options expire after not more than ten years. No options may be granted after ten years from the date of plan adoption. At December 31, 2005, there were approximately 41,000 shares available for future grants under existing plans.

     Additionally, the Company has granted stock options to key executives as retention incentives and inducements to enter into employment agreements with the Company. Generally, these special grants have terms and conditions similar to those granted under the Company's other stock option plans.

     The income tax benefit associated with the exercise of stock options reduced income taxes payable, classified as other current liabilities, by $1.0 million in 2005, $31.8 million in 2004, and $18 thousand in 2003. Such benefits are reflected as additions directly to additional paid-in capital and, therefore, have no effect on the Company's earnings.

     Concurrent with the Company's recapitalization by Special Dividend in 2004, outstanding stock options were adjusted. This equitable adjustment involved an adjustment to the number of shares subject to each outstanding option and an adjustment to the option price. The objective of these adjustments was to maintain the option holders' intrinsic value following issuance of the Special Dividend.

     A summary of the Company's stock option activity and related information follows:

(Shares in thousands)
                                                             Weighted Average
                                                  Options     Exercise Price
Outstanding at December 28, 2002                      3,921      $   10.06
   Granted                                              281          25.66
   Exercised                                            (24)         21.78
   Expired, cancelled, or surrendered                   (53)         28.92
                                                   --------
Outstanding at December 27, 2003                      4,125          10.82
   Granted                                              479          20.77
   Exercised                                         (3,247)          5.90
   Expired, cancelled, or surrendered                   (68)         26.40
   Equitable adjustment to outstanding options          493
                                                   --------
Outstanding at December 25, 2004                      1,782          18.78
   Granted                                              460          30.02
   Exercised                                           (283)         18.04
   Expired, cancelled, or surrendered                   (47)         24.45
                                                   --------
Outstanding at December 31, 2005                      1,912          21.49
                                                   ========


Options exercisable at:
   December 27, 2003                                  3,554      $    8.03
   December 25, 2004                                    759          18.32
   December 31, 2005                                    774          18.71

     Information about options outstanding at December 31, 2005 is as follows:

                           Options Outstanding           Options Exercisable
                 -------------------------------------  ----------------------
                                   Weighted   Weighted               Weighted
                                   Average    Average                Average
   Range of                       Remaining   Exercise    Number     Exercise
   Exercise         Number       Contractual    Price   Exercisable    Price
    Price        Outstanding        Life
$11.97 - $18.70       596            5.8       $16.11     370          $15.89
 20.40 -  31.22     1,316            7.5        23.92     404           21.29

     Mr. Harvey L. Karp, Chairman of the Company's Board of Directors, exercised options to purchase 2.4 million shares of Company stock during 2004. As provided in Mr. Karp's option agreement, the Company withheld the number of shares, at their fair market value, sufficient to cover the minimum withholding taxes incurred by the exercise. These shares withheld have been classified as acquisition of treasury stock in the Company's Consolidated Financial Statements.

     As of December 31, 2005, the Company had reserved 1.1 million shares of its Common Stock for issuance pursuant to certain stock option plans.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value for these options at the date of grant was estimated assuming a weighted average expected life of the options of six years, and dividend yield of 1.3 percent in 2005, 1.3 percent in 2004, and no dividend payments in 2003. ` The weighted average risk free interest rate used in the model was 4.45 percent for 2005, 2.99 percent for 2004, and 3.81 percent for 2003. The weighted average volatility factor of the expected market value of the Company's Common Stock was 0.249 in 2005, 0.274 in 2004, and 0.331 in 2003. The pro forma information was determined using the Black-Scholes option valuation model. Option valuation models require highly subjective
assumptions including the expected stock price volatility.    For purposes of
pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information is included in the Summary of Significant Accounting Policies.


Note 13 - Acquisitions and Investments

     In December 2005, two subsidiaries of the Company received a business license from a Chinese industry and commerce authority, establishing a joint venture with Jiangsu Xingrong Hi-Tech Co., Ltd. and Jiangsu Baiyang Industries Ltd. The joint venture, in which the Company holds a 50.5 percent interest, produces inner groove and smooth tube in level-wound coils, pancake coils, and straight lengths, primarily to serve the Chinese domestic OEM air-conditioning market as well as to complement the Company's U.S. product line. The joint venture is located primarily in Jintan City, Jiangsu Province, China. The joint venture entity is named Jiangsu Mueller-Xingrong Copper Industries Limited. On December 21, 2005, the Company contributed $7.0 million of its initial planned cash investment of $19.4 million. The results of operations of this joint venture will be reported in the OEM Segment and included in the Company's Consolidated Financial Statements from January 1, 2006.

     On August 15, 2005, the Company acquired 100 percent of the outstanding stock of KX Group LTD (Brassware). Brassware, located in Witton, Birmingham, England is an import distributor of plumbing and residential heating products with annual sales of approximately $48 million to plumbers' merchants and builders' merchants in the U.K. and Ireland. The cost of the acquired business, including cash of $10.6 million plus $1.8 million of notes issued, totaled $12.4 million. The total estimated fair value of assets acquired was approximately $17.6 million, consisting primarily of receivables of $8.4 million, inventory of $6.4 million and property and equipment of $1.5 million. The total estimated fair value of liabilities assumed was approximately $16.4 million, consisting primarily of notes payable of $8.3 million and trade payables and other current liabilities of $8.1 million. The excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed of $11.2 million was allocated to goodwill of the Plumbing & Refrigeration Segment as this acquisition will broaden the Company's product line in the U.K.

     On December 14, 2004, the Company acquired shares in seven companies and inventory of another (collectively Mueller Comercial S.A.) for an aggregate of $42.3 million, subject to closing adjustments, including $3.0 million for a contingent earn-out payment. These operations include pipe nipple manufacturing in Mexico and import distribution businesses which product lines include malleable iron fittings and other plumbing specialties. The combined sales of Mueller Comercial S.A. are approximately $60 million annually.

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

     These acquisitions were accounted for using the purchase method of accounting. Therefore, the results of operations of the acquired businesses were included in the Company's Consolidated Financial Statements from their respective acquisition dates. The purchase price for these acquisitions, which was financed by available cash balances, has been allocated to the assets of the acquired businesses based on their respective fair market values. At December 25, 2004, the purchase price of Mueller Comercial S.A. had been preliminarily allocated to the acquired assets based on their estimated fair market value and was finalized in 2005.

     The total fair value of assets acquired in 2004 was $80.9 million, consisting primarily of receivables of $20.7 million, inventories of $18.9 million, and properties of $8.4 million. The fair value of liabilities assumed in 2004 was $22.3 million, consisting primarily of $8.3 million of notes payable and $14.0 million of accounts payable and other current liabilities. The excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed of $33.0 million was allocated to goodwill of the Plumbing & Refrigeration Segment as these acquisitions will broaden the Company's product line in the U.K. and Mexico and should provide opportunities to leverage our manufacturing operations. The Mueller Comercial purchase price allocation was finalized in 2005. The impact of the final allocation was a reduction in the fair value of the net assets acquired of $1.3 million, primarily from a reduction in the fair value of property, plant and equipment based on an appraisal of the long-lived assets as well as certain purchase price adjustments refunded by the Seller. The net result of these adjustments to the preliminary purchase price allocation was to increase goodwill related to Mueller Comercial by approximately $4.3 million. Goodwill is not deductible for tax purposes.

     During 2002, the Company acquired an equity interest in Conbraco Industries, Inc. for $7.3 million in cash; early in 2003, the Company acquired an additional interest for $10.8 million. Conbraco is a manufacturer of flow control products including ball valves, backflow preventers, and plumbing and heating products for commercial and industrial applications. The Company's interest totaled approximately 38 percent of Conbraco's equity at December 31, 2005. This investment is accounted for by the equity method of accounting, and is included in the other assets classification in the Consolidated Balance Sheets. A provision of $2.3 million was recognized in 2004 for certain federal income tax audit exposures of Conbraco. Conbraco settled these tax matters during 2005; consequently, the Company reversed the loss accrual that resulted in a $2.3 million gain in 2005.


Note 14 - Discontinued Operations

     During 2002, the Company completed the sale of its wholly owned subsidiary, Utah Railway Company and initiated a plan to sell or liquidate its French manufacturing operations, Mueller Europe S. A. In 2003, the Company recognized a $.5 million operating loss from discontinued operations plus a $1.7 million gain to reflect adjustments to the previous estimates on disposition. During 2005, the Company recognized a gain of $5.2 million less income tax of $1.9 million upon the settlement of a business interruption claim related to operations sold in 2002. In 2005, the Company has classified the cash flows attributable to discontinued operations as operating cash flows provided by discontinued operations.


Note 15 - Industry Segments

     The Company's reportable segments are Plumbing & Refrigeration and OEM. Prior to 2005, the Company disclosed its reportable segments as Standard Products and Industrial Products. Additional operating segments have been recognized following an internal reorganization in 2005. For disclosure purposes, as permitted under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", certain operating segments are aggregated into reportable segments. The Plumbing & Refrigeration segment is composed of Standard Products (SPD), European Operations, and the Trading Group. The OEM segment is composed of Industrial Products (IPD) and Engineered Products
(EPD). These segments are classified primarily by the markets for their products. Performance of segments is generally evaluated by their operating income.

     SPD manufactures copper tube and fittings, plastic fittings, and line sets. These products are manufactured in the U.S. Outside the U.S., the Company's European Operations manufacture copper tube, which is sold in Europe and the Middle East. The Trading Group imports and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products; it also fabricates steel nipples, cut pipe, and merchant couplings. The European Operations consist of copper tube manufacturing and the import distribution of fittings, valves, and plumbing specialties primarily in the U.K. and Ireland. The Plumbing & Refrigeration segment's products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, and building product retailers.

     IPD manufactures brass rod, impact extrusions, and forgings as well as a variety of end products including plumbing brass; automotive components; valves and fittings; and specialty copper, copper-alloy, and aluminum tubing. EPD manufactures and fabricates valves and assemblies for the refrigeration, air-conditioning, gas appliance, and barbecue grill markets. These products are sold primarily to OEM customers.

     Summarized segment and geographic information is shown in the following tables. Geographic sales data indicates the location from which products are shipped. Unallocated expenses include general corporate expenses, plus certain charges or credits not included in segment activity. Certain expenses related primarily to retiree benefits at inactive operations were formerly combined with the operations of Utah Railway Company under a third industry segment, Other Businesses. Following the sale of Utah Railway Company and its classification as discontinued operations, these expenses of inactive operations have been combined into the unallocated expenses classification. In addition, the operations of Mueller Europe S.A. are classified as discontinued operations and have been eliminated from the operating results of the Plumbing & Refrigeration Segment.

     Worldwide sales to one customer in the Plumbing & Refrigeration segment totaled $264.2 million in 2005, $170.1 million in 2004, and $111.0 million in 2003 which represented 15 percent in 2005, 12 percent in 2004 and 11 percent in 2003 of the Company's consolidated net sales. No other customer accounted for more than 10 percent of consolidated net sales.

SEGMENT INFORMATION:

(In thousands)
                                            2005          2004          2003
Net sales:
   Plumbing & Refrigeration             $1,281,688    $1,002,086    $  717,606
   OEM                                     460,301       392,645       292,008
   Elimination of intersegment sales       (12,066)      (15,675)      (10,536)
                                         ---------     ---------     ---------
                                        $1,729,923    $1,379,056    $  999,078
                                         =========     =========     =========

Depreciation and amortization:
   Plumbing & Refrigeration             $   29,393    $   28,309    $   26,038
   OEM                                      10,225        11,158        11,023
   General corporate                         1,240         1,172         1,893
                                         ---------     ---------     ---------
                                        $   40,858    $   40,639    $   38,954
                                         =========     =========     =========

Operating income:
   Plumbing & Refrigeration             $  125,502    $  108,265    $   54,123
   OEM                                      26,985        20,562        11,672
   Unallocated expenses                    (20,729)      (16,337)      (16,411)
                                         ---------     ---------     ---------
                                        $  131,758    $  112,490    $   49,384
                                         =========     =========     =========

Expenditures for long-lived assets:
   Plumbing & Refrigeration             $   20,727    $   74,536    $   21,465
   OEM                                       4,915         2,338         5,623
                                         ---------     ---------     ---------
                                        $   25,642    $   76,874    $   27,088
                                         =========     =========     =========

(In thousands)
                                            2005          2004          2003
Segment assets:
   Plumbing & Refrigeration             $  718,484    $  691,404    $  594,236
   OEM                                     197,697       179,926       159,303
   General corporate                       188,457        92,401       301,645
                                         ---------     ---------     ---------
                                        $1,104,638    $  963,731    $1,055,184
                                         =========     =========     =========

GEOGRAPHIC INFORMATION:

(In thousands)
                                            2005          2004          2003
Net sales:
   United States                        $1,477,942    $1,211,178    $  895,994
   United Kingdom                          204,020       144,784        83,787
   Other                                    47,961        23,094        19,297
                                         ---------     ---------     ---------
                                        $1,729,923    $1,379,056    $  999,078
                                         =========     =========     =========

Long-lived assets:
   United States                        $  392,097    $  416,206    $  437,182
   United Kingdom                           63,221        61,463        46,936
   Other                                    37,334        30,731           711
                                         ---------     ---------     ---------
                                        $  492,652       508,400    $  484,829
                                         =========     =========     =========



Note 16 - Quarterly Financial Information (Unaudited)

(In thousands, except per share data)
                                First      Second       Third      Fourth
                               Quarter     Quarter     Quarter     Quarter
2005
Net sales                     $ 401,663   $ 410,506   $ 434,130   $ 483,624
Gross profit (1)                 67,639      64,843      73,616      93,750(2)
Income from
   continuing operations (7)     15,208      17,183      21,016      35,811(3)
Income from discontinued
   operations, net of tax             -           -       3,324           -
Net income                       15,208      17,183      24,340      35,811
Basic earnings per share:
   From continuing operations      0.42        0.47        0.57        0.98
   From discontinued operations       -           -        0.09           -
Basic earnings per share           0.42        0.47        0.66        0.98
Diluted earnings per share:
   From continuing operations      0.41        0.46        0.57        0.97
   From discontinued operations       -           -        0.09           -
Diluted earnings per share         0.41        0.46        0.66        0.97
Dividends per share                0.10        0.10        0.10        0.10
2004
Net sales                     $ 345,959   $ 380,822   $ 322,512   $ 329,763
Gross profit (1)                 64,930      77,102      59,324      62,088
Income from
   continuing operations (7)     17,960 (4)  27,048      18,754(5)   15,654 (6)
Net income                       17,960      27,048      18,754      15,654
Basic earnings per share:
   From continuing operations      0.52        0.77        0.53        0.43
   From discontinued operations       -           -           -           -
Basic earnings per share:          0.52        0.77        0.53        0.43
Diluted earnings per share:
  From continuing operations       0.49        0.73        0.51        0.42
  From discontinued operations        -           -           -           -
Diluted earnings per share         0.49        0.73        0.51        0.42
Dividends per share                0.10        0.10        0.10       15.10

 (1) Gross profit is net sales less cost of goods sold, which excludes depreciation and amortization.
 (2) Fourth quarter of 2005 includes liquidation of LIFO inventories of $1.3 million.
 (3) Fourth quarter of 2005 includes a benefit of $2.9 million to correct prior year income tax provisions, a benefit of $1.1 million resulting from a change in estimate on deferred state taxes, and a $1.4 million benefit from utilization of foreign NOL's previously reserved.
 (4) First quarter of 2004 includes pre-tax recognition of $3.9 million non-cash impairment charge, $5.2 million non-operating gain on sale of property, and $3.3 million non-operating loss on equity of non-consolidated subsidiary.
 (5) Third quarter of 2004 includes recognition of deferred tax benefit of $2.8 million.
 (6) Fourth quarter of 2004 includes pre-tax benefit of $2.8 million resulting from changes in estimates of inventory reserves plus $1.7 million benefit from changes in estimated health care accrual rates.
 (7) Includes interest expense on 6% Subordinated Debentures following dis-tribution in the fourth quarter of 2004.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Industries, Inc.

We have audited the accompanying consolidated balance sheets of Mueller Industries, Inc. as of December 31, 2005 and December 25, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mueller Industries, Inc. at December 31, 2005 and December 25, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, in 2004, the Company changed the measurement date for most of its pension plans from year-end to November 30.

We also have audited, in accordance with the standards of the Public
Company Accounting Oversight Board (United States), the effectiveness of Mueller Industries, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion on management's annual assessment and an adverse opinion on the effectiveness of internal control over financial reporting.


                                   /s/ Ernst & Young LLP

Memphis, Tennessee
March 10, 2006

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, December 25, 2004, and December 27, 2003 (In thousands)

                                                                         Additions
                                                              -------------------------------
                                          Balance at           Charged to                                                Balance
                                          beginning            costs and             Other                               at end
                                           of year              expenses           additions         Deductions          of year
                                         ------------         ------------        -----------       -----------       -----------
2005
Allowance for doubtful accounts          $      3,925         $      1,911        $       165       $       223       $     5,778

Environmental reserves                   $      9,503         $        556        $      (215)(1)   $       771       $     9,073

Valuation allowance for deferred
  tax assets                             $     12,880         $        602        $         -       $     9,870       $     3,612

2004
Allowance for doubtful accounts          $      4,734         $      1,404        $       200       $     2,413       $     3,925

Environmental reserves                   $      9,560         $        976        $       659 (1)   $     1,692       $     9,503

Valuation allowance for deferred
  tax assets                             $     15,485         $      1,479        $         -       $     4,084       $    12,880

2003
Allowance for doubtful accounts          $      6,443         $      3,172        $         -       $     4,881       $     4,734

Environmental reserves                   $      9,110         $      1,165        $     1,293 (1)   $     2,008       $     9,560

Valuation allowance for deferred
  tax assets                             $     33,030         $      1,807        $         -       $    19,352 (2)   $    15,485


(1)   Includes currency translation changes in 2005, 2004, and 2003 and insurance proceeds in 2004 and 2003.
(2)   Includes a $5.4 million reclassification between "Deferred tax" and "Current taxes payable".




                                EXHIBIT INDEX

Exhibits     Description
--------     -----------
    10.4     Summary description of the Registrant's 2006 bonus plan for certain key employees.

    10.29    Amendment to the Mueller Industries, Inc. Deferred
             Compensation Plan, dated December 15, 2005.

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