Form 10-Q
period 2006-04-01
MUELLER INDUSTRIES INC
filed 2006-05-01
CIK 89439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 1, 2006     Commission file number 1-6770


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):
Large accelerated filer [X]  Accelerated filer [ ]  Non-accelerated filer [ ]


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


The number of shares of the Registrant's common stock outstanding as of April 26, 2006, was 36,854,675.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                     For the Period Ended April 1, 2006

                                    INDEX



Part I. Financial Information                                            Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Condensed Consolidated Statements of Income
               for the quarters ended April 1, 2006
               and April 2, 2005                                           3

          b.)  Condensed Consolidated Balance Sheets
               as of April 1, 2006 and December 31, 2005                   5

          c.)  Condensed Consolidated Statements of Cash Flows
               for the quarters ended April 1, 2006
               and April 2, 2005                                           7

          d.)  Notes to Condensed Consolidated Financial Statements        9


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         19


     Item 3.  Quantitative and Qualitative Disclosures About Market Risk  22


     Item 4.  Controls and Procedures                                     24


Part II. Other Information

     Item 1.  Legal Proceedings                                           25

     Item 2.  Unregistered Sales of Equity Securities
              and Use of Proceeds                                         27

     Item 6.  Exhibits                                                    28

Signatures                                                                29

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          MUELLER INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                               For the Quarter Ended
                                         April 1, 2006           April 2, 2005
                                         (In thousands, except per share data)
Net sales                                $   551,039             $   401,663

Cost of goods sold                           457,069                 334,024
                                          ----------              ----------

   Gross profit                               93,970                  67,639

Depreciation and amortization                 10,195                  10,078
Selling, general, and
   administrative expense                     34,959                  30,355
                                          ----------              ----------

   Operating income                           48,816                  27,206

Interest expense                              (4,862)                 (5,184)
Other income, net                              2,013                     794
                                          ----------              ----------

   Income before income taxes                 45,967                  22,816

Current income tax expense                   (16,493)                 (8,436)
Deferred income tax benefit                    3,891                     828
                                          ----------              ----------

   Total income tax expense                  (12,602)                 (7,608)
                                          ----------              ----------

Net income                               $    33,365             $    15,208
                                          ==========              ==========
















See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                               For the Quarter Ended
                                         April 1, 2006           April 2, 2005
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               36,691                  36,505
Effect of dilutive stock options                 390                     646
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             37,081                  37,151
                                          ----------              ----------

Basic earnings per share                 $      0.91             $      0.42
                                          ==========              ==========

Diluted earnings per share               $      0.90             $      0.41
                                          ==========              ==========

Dividends per share                      $      0.10             $      0.10
                                          ==========              ==========






























See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                         April 1, 2006       December 31, 2005
                                                   (In thousands)
Assets

Current assets:
   Cash and cash equivalents             $    83,222             $   129,685

   Accounts receivable, less allowance
     for doubtful accounts of $6,723 in
     2006 and $5,778 in 2005                 302,944                 248,395

   Inventories:
     Raw material and supplies                44,167                  42,268
     Work-in-process                          30,448                  24,610
     Finished goods                          137,093                 130,109
                                          ----------              ----------

   Total inventories                         211,708                 196,987

   Other current assets                       40,835                  36,919
                                          ----------              ----------

     Total current assets                    638,709                 611,986

Property, plant, and equipment, net          313,974                 307,046
Goodwill                                     151,941                 152,171
Other assets                                  38,678                  33,435
                                          ----------              ----------

                                         $ 1,143,302             $ 1,104,638
                                          ==========              ==========



















See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                 (Unaudited)
                                         April 1, 2006       December 31, 2005
                                          (In thousands, except share data)
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt     $     16,978            $      4,120
   Accounts payable                           114,510                 124,216
   Accrued wages and other employee costs      27,738                  38,095
   Other current liabilities                   89,561                  84,961
                                           ----------              ----------

     Total current liabilities                248,787                 251,392

Long-term debt                                310,287                 312,070
Pension liabilities                            21,744                  21,721
Postretirement liabilities other
   than pensions                               13,282                  13,515
Environmental reserves                          9,063                   9,073
Deferred income taxes                          59,916                  63,944
Other noncurrent liabilities                    3,011                   3,078
                                           ----------              ----------

     Total liabilities                        666,090                 674,793
                                           ----------              ----------

Minority interest in subsidiaries              19,564                   6,937
Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                    -                       -
   Series A junior participating
     preferred stock - $1.00 par value;
     shares authorized 15,000;
     none outstanding                               -                       -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 36,854,675
     in 2006 and 36,643,590 in 2005               401                     401
   Additional paid-in capital, common         253,050                 252,889
   Retained earnings                          283,114                 253,433
   Accumulated other comprehensive loss        (8,436)                 (8,848)
   Treasury common stock, at cost             (70,481)                (74,967)
                                           ----------              ----------

   Total stockholders' equity                 457,648                 422,908
                                           ----------              ----------

Commitments and contingencies (Note 2)              -                       -
                                           ----------              ----------

                                          $ 1,143,302             $ 1,104,638
                                           ==========              ==========
See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                              For the Quarter Ended
                                         April 1, 2006           April 2, 2005
                                                   (In thousands)
Cash flows from operating activities
   Net income                            $    33,365             $    15,208
   Reconciliation of net income
    to net cash (used in) provided
    by operating activities:
     Depreciation and amortization            10,240                  10,118
     Minority interest in subsidiary             393                       -
     Equity in earnings of
       unconsolidated subsidiary                (964)                   (266)
     Deferred income taxes                    (3,891)                   (828)
     (Gain) loss on disposal
       of properties                            (121)                     94
     Share-based compensation expense            607                       -
     Income tax benefit from exercise
       of stock options                            -                     529
     Changes in assets and liabilities:
       Receivables                           (55,022)                (19,189)
       Inventories                           (14,813)                 (6,393)
       Other assets                           (4,676)                 (3,130)
       Current liabilities                   (14,807)                 33,973
       Other liabilities                        (175)                    282
       Other, net                                104                    (211)
                                          ----------              ----------

Net cash (used in) provided by
  operating activities                       (49,760)                 30,187
                                          ----------              ----------

Cash flows from investing activities
   Capital expenditures                      (12,015)                 (4,814)
   Business acquired, net of
     cash received                             3,632                       -
Proceeds from sales of properties                253                      25
                                          ----------              ----------

Net cash used in
   investing activities                       (8,130)                 (4,789)
                                          ----------              ----------









See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)
                                              For the Quarter Ended
                                         April 1, 2006           April 2, 2005
                                                   (In thousands)

Cash flows from financing activities
   Acquisition of treasury stock         $      (388)            $      (168)
   Dividends paid                             (3,684)                 (3,659)
   Repayments of long-term debt                 (162)                 (2,972)
   Isuance of debt by joint venture           11,164                       -
   Proceeds from the sale of
     treasury stock                            4,200                   3,778
   Income tax benefit from exercise
       of stock options                          228                       -
                                          ----------              ----------

Net cash provided by (used in)
  financing activities                        11,358                  (3,021)
                                          ----------              ----------

Effect of exchange rate changes on cash           69                    (106)
                                          ----------              ----------

(Decrease) increase in cash
   and cash equivalents                      (46,463)                 22,271

Cash and cash equivalents at the
   beginning of the period                   129,685                  47,449
                                          ----------              ----------

Cash and cash equivalents at the
   end of the period                     $    83,222             $    69,720
                                          ==========              ==========


















See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

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

     The accompanying unaudited interim financial statements include all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The quarter ended April 1, 2006 contained 13 weeks while the quarter ended April 2, 2005 contained 14 weeks.


Note 1 - Earnings per Common Share and Stock-Based Compensation

     Basic per share amounts have been computed based on the average number of common shares outstanding. Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, computed using the treasury stock method.

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), "Share-Based Payment", and began recognizing compensation expense in its Condensed Consolidated Statements of Income as a selling, general, and administrative expense, for its stock option grants based on the fair value of the awards. Prior to January 1, 2006, the Company accounted for stock option grants under the recognition and measurement provisions of APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". No stock-based compensation expense was reflected in net income prior to adopting SFAS 123 (R) as all options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS 123 (R) was adopted using the modified prospective transition method. Under this transition method, compensation cost recognized in the periods after adoption includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). There were no option grants during the first quarter of 2006. Results from prior periods have not been restated. As a result of adopting SFAS 123 (R), the Company's income before income taxes and net income for the first quarter of 2006 are $0.6 million and $0.5 million lower, respectively, than if it had continued to account for share-based compensation under APB 25.

     Prior to the adoption of SFAS 123 (R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123 (R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. The $228 thousand tax benefit classified as a financing cash inflow in the first quarter of 2006 would have been classified as an operating cash flow if the Company had not adopted SFAS 123 (R).

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans for all periods presented. For purposes of this pro forma disclosure, the value to the options is estimated using a Black-Scholes-Merton option pricing model and amortized to expense over the options' vesting periods.

                                               For the Quarter Ended
                                         April 1, 2006           April 2, 2005
                                        (In thousands, except per share data)
Net income as reported                   $    33,365             $    15,208
Add: Total stock-based compensation
  expense included in reported net
  income, net of related tax effects             455                       -

Deduct: Total stock-based compensation
  expense determined under a fair
  value based method,
  net of related tax effects                    (455)                   (534)
                                          ----------              ----------
SFAS No. 123 (R) pro forma
  net income                             $    33,365             $    14,674
                                          ==========              ==========

Pro forma earnings per share:
   Basic                                 $      0.91             $      0.40
   Diluted                               $      0.90             $      0.39

Earnings per share, as reported:
   Basic                                 $      0.91             $      0.42
   Diluted                               $      0.90             $      0.41

     Under existing plans, the Company may grant options to purchase shares of common stock at prices not less than the fair market value of the stock on the date of grant. Generally, the options vest annually in equal increments over a five-year period beginning one year from the date of grant. Any unexercised options expire after not more than ten years. The fair value of each grant is estimated as a single award and amortized into compensation expense on a straight-line basis over its vesting period.

     The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing model.
The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Under SFAS 123 (R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The forfeiture rate, which is estimated at a weighted average of 3.5 percent of unvested options outstanding, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited and reflect the forfeitures as a cumulative adjustment to the pro forma expense.

     In accordance with SFAS 123 (R), the fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed. There have been no stock options granted subsequent to the adoption of SFAS 123 (R). The fair value of options granted prior to adoption of SFAS 123 (R), of which a portion is unvested, was estimated assuming the following weighted averages: expected life of six years, dividend yield of 1.3 percent for grants in 2005 and 2004 (no dividend payments prior to 2004), risk-free interest rate of 3.8 percent, and expected volatility of 30.6 percent.

     The Company generally issues treasury shares when options are exercised. A summary of stock option activity since our most recent fiscal year end is as follows:

                                                             Weighted Average
                                                  Options     Exercise Price
                                                     (Shares in thousands)

Outstanding at December 31, 2005                      1,912      $   21.49
   Granted                                                -              -
   Exercised                                           (224)         18.78
   Cancelled                                             (3)         26.59
                                                   --------
Outstanding at April 1, 2006                          1,685          21.84
                                                   ========

     At April 1, 2006, the aggregate intrinsic value of all outstanding options was $15.2 million with a weighted average remaining contractual term of 6.95 years, of which 831,832 of the outstanding options are currently exercisable with an aggregate intrinsic value of $9.3 million, a weighted average exercise price of $19.70 and a weighted average remaining contractual term of 5.75 years. The total intrinsic value of options exercised during the quarter ended April 1, 2006 was $2.6 million. Shares available for future employee grants were approximately 17 thousand at April 1, 2006. The total compensation cost at April 1, 2006 related to non-vested awards not yet recognized was $6.0 million with an average expense recognition period of 3.2 years.

     Under the Company's 1994 Non-Employee Director Stock Option Plan, each member of the Company's Board of Directors who is neither an employee nor an officer of the Company is automatically granted each year on the date of the Company's Annual Meeting of Stockholders', without further action by the Board, an option to purchase 2,000 shares of Common Stock at the fair market value of the Common Stock on the date the option is granted. As of April 1, 2006, options to purchase 50,546 shares of Common Stock were outstanding under this Plan and 26,588 options are available under the Plan for future issuance.

     There have been no modifications to the Company's share-based compensation plans during the three-month period ended April 1, 2006.


Note 2 - Commitments and Contingencies

     The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business, which management believes will not have a material adverse effect on the Company's financial position or results of operations. Additionally, the Company may realize the benefit of certain insurance, tax, and legal claims and litigation in the future; these gain contingencies are not recognized in the Condensed Consolidated Financial Statements.

     Beginning in September 2004, the Company has been named as a defendant in several purported class action complaints brought by direct and indirect purchasers alleging anticompetitive activities with respect to the sale of copper plumbing tubes in the United States. Two such purported class actions were filed in the United States District Court for the Western District of Tennessee (the Federal Actions), four were filed in the Superior Court of the State of California, County of San Francisco (the California Actions), one was filed in the Circuit Court for Shelby County, Tennessee (the Tennessee Action), and one was filed in the Superior Court of the Commonwealth of Massachusetts, County of Middlesex (the Massachusetts Action, and with the Federal Actions, the California Actions and the Tennessee Action, the Copper Tube Actions).

     Wholly owned Company subsidiaries, WTC Holding Company, Inc., Deno Holding Company, Inc., and Mueller Europe Ltd. (Mueller Europe) are named in all of the Copper Tube Actions, and Deno Acquisition Eurl is named in two of the Copper Tube Actions. Deno Acquisition Eurl has not been served with the complaint in either of the Copper Tube Actions in which it is named, and only the Company has been served with the complaint in the Tennessee Action. The claims in the California Actions and the Massachusetts Action against WTC Holding Company, Inc. and Deno Holding Company, Inc. have been dismissed without prejudice.

     All of the Copper Tube Actions, which are similar, seek declaratory (except for the Massachusetts Action) and monetary relief. Plaintiffs' motions to consolidate and for appointment of lead counsel in the Federal Actions and plaintiffs' motion to consolidate the California Actions have been granted. Motions to dismiss the Federal Actions for failure to state a claim have been denied as to WTC Holding Company, Inc., Deno Holding Company, Inc. and the Company. Mueller Europe's motion to dismiss the Federal Actions for lack of personal jurisdiction and on other grounds is pending. The Company's demurrer to the complaint in the California Actions and the Company's motion to dismiss the Tennessee Action for failure to state a claim are pending. The Company has not yet been required to respond to the complaint in the Massachusetts Action. Mueller Europe has not yet been required to respond to the complaints in the California Actions, the Tennessee Action, and the Massachusetts Action. The Company believes that the claims for relief in the Copper Tube Actions are without merit and intends to defend the Copper Tube Actions vigorously.

     Beginning in April 2006, the Company has also been named in three purported class action complaints brought by direct purchasers alleging anticompetitive activities with respect to the sale of copper tubes used in the manufacturing of air-conditioning and refrigeration units (ACR copper tubes) in the United States and elsewhere (the ACR Class Actions). In addition, in March 2006, the Company was named in a complaint brought by Carrier Corporation, Carrier S.A., and Carrier Italia S.p.A. also alleging anticompetitive activities with respect to the sale of ACR copper tubes in the United States and elsewhere (the Carrier Action, and with the ACR Class Actions, the ACR Actions). The ACR Actions were filed in the United States District Court for the Western District of Tennessee. Mueller Europe is named in all of the ACR Actions. Mueller Europe has not been served with any of the complaints in the ACR Actions. The Company has been served with the complaint in one of the ACR Actions. The Company believes that the claims for relief in the ACR Actions are without merit and intends to defend the ACR Actions vigorously.

     Two of the Company's subsidiaries, Mueller Copper Tube Products Inc. and Mueller Copper Tube Company Inc., brought a lawsuit (the Price Manipulation Action) against J.P. Morgan Chase & Co. and Morgan Guaranty Trust Company of New York (collectively Morgan) to recover damages the Company believes it suffered on first purchases of copper cathode resulting from an alleged conspiracy to manipulate the price of copper cathode by Morgan (and certain of its predecessors and affiliates) and others in violation of the federal antitrust laws. The lawsuit was filed on June 12, 2003, in the U.S. District Court for the Western District of Wisconsin. The Company's lawsuit was consolidated with those of certain other first purchasers of copper cathode and rod under the name In re Copper Antitrust Litigation. Although the Price Manipulation Action was dismissed by the district court on March 2, 2004, as barred by the statute of limitations, the U.S. Court of Appeals for the Seventh Circuit, on February 6, 2006, reversed the district court's decision in part and remanded the Price Manipulation Action for further proceedings in the district court. Although the Company is unable to predict the likely outcome of the Price Manipulation Action at this time, the Company is prosecuting the case vigorously, and intends to continue to do so in the future.

     The Company is aware of investigations of competition in markets in which it participates, or has participated in the past, in Europe and Canada. On September 22, 2005, the European Commission adopted a statement alleging infringements in Europe of competition rules by manufacturers of copper fittings and related companies, including the Company, WTC Holding Company, Inc., and Mueller Europe, for activities undertaken in Europe. The Company took the lead in bringing these issues to the attention of the European Commission and has fully cooperated in the resulting investigation from its inception. The Company does not anticipate any material adverse effect on its business or financial condition as a result of the matters discussed in this paragraph.

     The Company has assessed its risk and provided estimated accruals for various potential tax matters in a number of jurisdictions. The ultimate amount of the liabilities, if any, may vary, however, the Company believes it has adequate reserves for its assessed risk.

     Guarantees, in the form of letters of credit, are issued by the Company generally to guarantee the payment of insurance deductibles, retiree health benefits, and certain operating costs of a foreign subsidiary. The terms of the Company's guarantees are generally one year but are renewable annually as required. The maximum potential amount of future payments the Company could have been required to make under its guarantees at April 1, 2006 was $12.2 million.


Note 3 - Industry Segments


     The Company's businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the OEM segment. Prior to 2005, the Company disclosed its reportable segments as Standard Products and Industrial Products. Additional operating segments have been recognized following an internal reorganization in 2005. For disclosure purposes, as permitted under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", certain operating segments are aggregated into reportable segments. The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), the Trading Group, and European Operations. The OEM segment is composed of the Industrial Products Division (IPD) and the Engineered Products Division (EPD). These reportable segments are described in more detail below. SPD manufactures and sells copper tube, copper and plastic fittings, and valves in North America. European Operations manufactures copper tube in Europe, which is sold in Europe and the Middle East; activities also include import distribution. The Trading Group sources products for import distribution in North America. The Plumbing & Refrigeration segment sells products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers. The OEM segment manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. The OEM segment sells its products primarily to original equipment manufacturers (OEMs), many of which are in the HVAC, plumbing, and refrigeration markets.

     Summarized segment information is as follows:

                                               For the Quarter Ended
                                         April 1, 2006           April 2, 2005
                                                   (In thousands)
Net sales:
   Plumbing & Refrigeration              $   386,941             $   293,897
   OEM                                       167,972                 111,325
   Elimination of intersegment sales          (3,874)                 (3,559)
                                          ----------              ----------

                                         $   551,039             $   401,663
                                          ==========              ==========

Operating income:
   Plumbing & Refrigeration              $    44,193             $    24,627
   OEM                                        10,953                   6,534
   Unallocated expenses                       (6,330)                 (3,955)
                                          ----------              ----------

                                         $    48,816             $    27,206
                                          ==========              ==========


Note 4 - Comprehensive Income

     Comprehensive income is as follows:

                                               For the Quarter Ended
                                         April 1, 2006           April 2, 2005
                                                   (In thousands)
Comprehensive income:
   Net income                            $    33,365             $    15,208
   Other comprehensive income (loss):
      Cumulative translation adjustments         256                  (2,308)
      Change in the fair value
         of derivatives                          156                     128
                                          ----------              ----------

                                         $    33,777             $    13,028
                                          ==========              ==========

     The change in cumulative foreign currency translation adjustment primarily relates to the Company's investment in its U.K. and Mexican subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar. During the first quarter of 2006, the value of the British pound sterling increased 0.8 percent compared to the U.S. dollar and the value of the Mexican peso decreased 1.5 percent compared to the U.S. dollar.

Note 5 - Employee Benefits

     The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The components of net periodic benefit cost are as follows:

                                               For the Quarter Ended
                                         April 1, 2006           April 2, 2005
                                                    (In thousands)
Pension benefits:
   Service cost                          $       527               $       554
   Interest cost                               2,023                     2,063
   Expected return on plan assets             (2,608)                   (2,324)
   Amortization of prior service cost             93                        89
   Amortization of net (gain) loss               312                      (120)
                                          ----------                ----------

Net periodic benefit cost                $       347               $       262
                                          ==========                ==========
Other benefits:
   Service cost                          $         2               $         1
   Interest cost                                 158                       162
   Amortization of prior service cost              2                        (2)
   Amortization of net loss                       33                        36
                                          ----------                ----------

Net periodic benefit cost                $       195               $       197
                                          ==========                ==========

     The Company anticipates contributions to its pension plans for 2006 to be approximately $2.4 million. During the first quarter of 2006, approximately $0.6 million of contributions have been made to certain pension plans.


Note 6 - Acquisitions and Investments

     In December 2005, two subsidiaries of the Company received a business license from a Chinese industry and commerce authority, establishing a joint venture with Jiangsu Xingrong Hi-Tech Co., Ltd. and Jiangsu Baiyang Industries Ltd. The joint venture, in which the Company holds a 50.5 percent interest, produces inner groove and smooth tube in level-wound coils, pancake coils, and straight lengths, primarily to serve the Chinese domestic OEM air-conditioning market as well as to complement the Company's U.S. product line. The joint venture is located primarily in Jintan City, Jiangsu Province, China. The joint venture entity is named Jiangsu Mueller-Xingrong Copper Industries Limited (Mueller-Xingrong). In December, 2005, the Company contributed $7.0 million cash investment to the venture. During the first quarter of 2006 the Company contributed an additional $12.4 million, which completed its initial planned cash investment. Non-cash contributions from the other joint venture parties included long-lived assets of approximately $5.3 million in December, 2005 and $8.5 million during the first quarter of 2006. The results of operations of this joint venture are reported in the OEM segment and are included in the Company's Condensed Consolidated Financial Statements from January 1, 2006.

     During the first quarter, Mueller-Xingrong had a temporary Bridge Loan Facility with two banks providing for secured borrowings of up to RMB 110 million to fund working capital. At April 1, 2006, RMB 90 million, or the equivalent of $11.2 million, was outstanding under this facility. On April 4, 2006, Mueller-Xingrong entered into a Credit Agreement with a syndicate of four banks establishing a secured RMB 320 million revolving working capital credit facility (the JV Credit Facility) which matures in April 2007. Proceeds from the JV Credit Facility were used to pay-off amounts outstanding under the Bridge Loan Facility. Borrowings under the JV Credit Facility are secured by the real property and equipment of Mueller-Xingrong and bear interest at 98 percent of the latest base-lending rate published by the Peoples Bank of China (currently 5.1 percent).

     On August 15, 2005, the Company acquired 100 percent of the outstanding stock of KX Group LTD (Brassware). Brassware, located in Witton, Birmingham, England is an import distributor of plumbing and residential heating products with annual sales of approximately $48 million to plumbers' merchants and builders' merchants in the U.K. and Ireland. The cost of the acquired business, including cash of $10.6 million plus $1.8 million of notes issued, totaled $12.4 million. The total estimated fair value of assets acquired was approximately $17.6 million, consisting primarily of receivables of $8.4 million, inventory of $6.4 million and property and equipment of $1.5 million. The total estimated fair value of liabilities assumed was approximately $16.4 million, consisting primarily of notes payable of $8.3 million and trade payables and other current liabilities of $8.1 million.
The excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed of $11.2 million was allocated to goodwill of the Plumbing & Refrigeration segment as this acquisition will broaden the Company's product line in the U.K. This acquisition was accounted for using the purchase method of accounting. Therefore, the results of operations of the acquired business were included in the Company's Condensed Consolidated Financial Statements from its acquisition date. The purchase price, which was financed by available cash balances, has been allocated to the assets of the acquired business based on their respective fair market values.


Note 7 - Environmental Reserves

     The Company is subject to normal environmental standards imposed by federal, state, local, and foreign environmental laws and regulations. At April 1, 2006, the Company had $9.1 million reserved for the environmental remediation, post-closure monitoring, and related obligations. The Company periodically reassesses these amounts and estimates its obligations over the foreseeable future based upon results on ongoing remediation and monitoring programs, communications with regulatory agencies, and changes in environmental law. While additional costs are possible, the Company believes that its reserve is adequate and amounts beyond that are not reasonably estimable. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Accrued environmental liabilities are not reduced by potential insurance reimbursements. Based upon information currently available, management believes that the outcome of pending environmental matters will not materially affect the overall financial position and results of operations of the Company.


Note 8 - Income Taxes

     The Company's effective tax rate for the first quarter of 2006 was 27.4 percent compared with 33.4 percent for the same period of last year. The current period rate is less than the expected federal rate due primarily to reductions to valuation allowances primarily related to the recognition of U.K. net operating loss carryforwards of approximately $2.0 million, or $0.05 per diluted share, and recognition of approximately $1.2 million, or $0.03 per diluted share, benefit resulting from the completion of the Internal Revenue Service audit of tax returns filed for 2002 and 2003.


Note 9 - Subsequent Event

     Subsequent to the end of the first quarter, the Company sold its approximately 38 percent interest in Conbraco Industries, Inc. which had a net book value of approximately $21.1 million. This transaction will be recognized in the Company's second quarter and is expected to result in a pre-tax gain of approximately $1.9 million. Aggregate cash proceeds from the sale were approximately $23.0 million.


Note 10 - Recently Issued Accounting Standards

     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, "Inventory Costs" an amendment of ARB No. 43, Chapter 4 (SFAS No. 151), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred beginning January 1, 2006. The adoption of this standard did not have a material impact on the Company in the first quarter of 2006.

     In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement
No. 3" (SFAS No. 154). Previously, APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior period financial statements. SFAS No. 154 was effective as of January 1, 2006 and the adoption of this standard did not have any impact on the Company in the first quarter of 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

     The Company is a leading manufacturer of copper, brass, plastic, and aluminum products. The range of these products is broad: copper tube and fittings; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic fittings and valves; refrigeration valves and fittings; and fabricated tubular products. The Company also resells imported brass and plastic plumbing valves, malleable iron fittings, steel nipples, faucets and plumbing specialty products. The Company's operations are located throughout the United States, and in Canada, Mexico, Great Britain, and China.

     The Company's businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the OEM segment. Prior to 2005, the Company disclosed its reportable segments as Standard Products and Industrial Products. Additional operating segments have been recognized following an internal reorganization in 2005. For disclosure purposes, as permitted under SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, certain operating segments are aggregated into reportable segments. The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), the Trading Group, and European Operations. The OEM segment is composed of the Industrial Products Division (IPD) and the Engineered Products Division (EPD). These reportable segments are described in more detail below. SPD manufactures and sells copper tube, copper and plastic fittings, and valves in North America. European Operations manufactures copper tube in Europe, which is sold in Europe and the Middle East; activities also include import distribution. The Trading Group sources products for import distribution in North America. The Plumbing & Refrigeration segment sells products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers. The OEM segment manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. The OEM segment sells its products primarily to original equipment manufacturers (OEMs), many of which are in the HVAC, plumbing, and refrigeration markets.

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

     Earnings and profitability are also subject to market trends such as substitute products and imports. Plastic plumbing systems are the primary substitute product; these products represent an increasing share of consumption. Imports of copper tubing from Mexico have increased in recent years, although U.S. consumption is still predominantly supplied by U.S. manufacturers. The quarter ended April 1, 2006 contained 13 weeks while the quarter ended April 2, 2005 contained 14 weeks.

Results of Operations

     During the first quarter of 2006, the Company's net sales were $551.0 million, which compares with net sales of $401.7 million over the same period of 2005. The increase in sales for the quarter is attributable primarily to increased selling prices reflecting the higher cost of raw materials. Business acquired during the latter part of 2005 contributed approximately $28.8 million to sales for the quarter ended April 1, 2006. The average price of copper was approximately 53 percent higher in the first quarter of 2006 compared with the same period of 2005.

     Cost of goods sold increased from $334.0 million in the first quarter of 2005 to $457.1 million in the same period of 2006. This increase was primarily attributable to higher material costs and acquired businesses. Gross profit increased from $67.6 million to $94.0 million due primarily to higher margins and contributions of businesses acquired in the latter half of 2005. Inventories valued using the LIFO method totaled $28.5 million at April 1, 2006 and $33.5 million at December 31, 2005. At April 1, 2006 and December 31, 2005, the approximate FIFO cost of such inventories was $86.4 million and $87.7 million, respectively.

     Depreciation and amortization expense was $10.2 million in the first quarter of 2006 compared with $10.1 million during the first quarter of 2005. Selling, general, and administrative expense was $35.0 million for the quarter compared with $30.4 million for the same period of 2005. The increase is attributable to businesses acquired in the latter half of 2005, increased professional fees, and compensation expense of $0.6 million associated with stock options.

     For the first quarter of 2006, operating income at the Plumbing & Refrigeration segment was $44.2 million which compares with $24.6 million in the same period of 2005. This increase is primarily attributable to better margins from copper tube, copper and plastic fittings, and contributions from acquired businesses.

     Operating income at the OEM segment was $11.0 million in the first quarter of 2006 compared with $6.5 million in the first quarter of 2005. Improved profitability was due to (i) higher volumes in the brass rod business, (ii) contributions from the Chinese joint venture, which reported total operating income of $0.8 million, and (iii) improvements in other product lines.

     Interest expense for the first quarter of 2006 totaled $4.9 million, compared with $5.2 million for the same period of 2005. Other income, net was $2.0 million for the first quarter of 2006 and $0.8 million for the same period of 2005.

     The Company's effective tax rate for the first quarter of 2006 was 27.4 percent compared with 33.4 percent for the same period of last year. The current period rate is less than the expected federal rate due primarily to reductions to valuation allowances primarily related to the recognition of U.K. net operating loss carryforwards of approximately $2.0 million, or $0.05 per diluted share, and recognition of approximately $1.2 million, or $0.03 per diluted share, benefit resulting from the completion of the Internal Revenue Service audit of tax returns filed for 2002 and 2003.

Liquidity and Capital Resources

     Cash used in operating activities in the first quarter of 2006 totaled $49.8 million, which is primarily attributable to net income plus depreciation and amortization offset by increased receivables, increased inventories, and decreased current liabilities. Fluctuations in the cost of copper and other raw materials affect the Company's liquidity. Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable. During the first three months of 2006, the average Comex copper price was approximately $2.25 per pound, which represents a 53 percent increase over the average price during the first three months of 2005. This rise in the price of cathode has also resulted in increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap. Subsequent to the end of the first quarter, copper prices continued to rise, trading above $3.00 per pound. Consequently, the Company has funded increases in inventories and accounts receivable with cash on hand.

     During the first quarter of 2006, cash used in investing activities was $8.1 million, consisting primarily of $12.0 million for capital expenditures, of which $5.2 million relates to Mueller-Xingrong. Cash provided by financing activities during the first quarter totaled $11.4 million consisting primarily of $11.2 million from the issuance of debt by Mueller-Xingrong and $4.2 million proceeds from the sale of treasury stock, partially offset by the payment of dividends of $3.7 million.

     The Company has a $150 million unsecured line-of-credit (the Credit Facility) which expires in November 2007. At April 1, 2006, there were no outstanding borrowings under the Credit Facility. Approximately $12.2 million in letters of credit were backed by the Credit Facility at the end of the quarter. At April 1, 2006 the Company's total debt was $327.3 million or
41.7 percent of its total capitalization.

     Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. At April 1, 2006, the Company was in compliance with all of its debt covenants.

     The Company declared and paid a regular quarterly cash dividend of ten cents per common share in the first quarter of 2006. Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors. On May 1, 2006, the Company will pay approximately $9.0 million in interest on its 6% Subordinated Debentures.

     Management believes that cash provided by operations and currently available cash of $83.2 million will be adequate to meet the Company's normal future capital expenditures and operational needs. The Company's current ratio was 2.6 to 1 at April 1, 2006.

       The Company's Board of Directors has authorized the repurchase until October 2006 of up to ten million shares of the Company's common stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through April 1, 2006, the Company has repurchased approximately 2.4 million shares under this authorization.

     There have been no significant changes in the Company's contractual cash obligations reported at December 31, 2005 except the following. At
December 31, 2005 the Company reported contractual supply commitments for raw materials consumed in the ordinary course of business totaling $327.3 million at year-end prices. Taking into account the increased price of copper experienced during the first quarter of 2006, the contractual cash obligation resulting from these contracts would have been approximately $478.7 million.


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

     The Company occasionally enters into forward fixed-price arrangements with certain customers. The Company may utilize forward contracts to hedge risks associated with forward fixed-price arrangements. The Company may also utilize forward contracts to manage price risk associated with inventory. Gains or losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon the sale of inventory. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory. As of April 1, 2006, the Company held open forward contracts to purchase approximately $1.5 million of copper through September 2006.

     Futures contracts may also be used to manage price risk associated with natural gas purchases. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon consumption of natural gas. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices. At April 1, 2006, the Company had no open forward contracts to purchase natural gas, however subsequent to the end of the first quarter, the Company entered into contracts to purchase $1.0 million of natural gas through March 2007. The lack of availability of energy sources and the impact of rising energy prices could materially affect the Company's business, results of operations and financial condition.

Foreign Currency Exchange Rates

     Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material; however, the Company may utilize certain forward fixed-rate contracts to hedge such transactional exposures. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon collection of receivables. At April 1, 2006, one of the Company's foreign subsidiaries had $3.3 million in open forward contracts to purchase U.S. dollars.

     The Company's primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars.
The primary currencies to which the Company is exposed include the Canadian dollar, the British pound sterling, the Euro, and the Mexican peso. Additionally, with the investment in Mueller-Xingrong, the Company is exposed to the Chinese currency (RMB). The Company generally views as long-term its investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, the Company generally does not hedge these net investments.

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

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal controls related to the accounting for income taxes as described below, the Company's disclosure controls and procedures were not effective as of April 1, 2006.

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 based on the control criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management determined that a material weakness related to the accounting for income taxes existed as of December 31, 2005. At April 1, 2006, management determined that the material weakness had not yet been remediated.

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

Changes in Internal Control over Financial Reporting

     Management is in the process of implementing additional procedures to enhance the controls surrounding accounting for income taxes. Specifically, management has begun to undertake the following actions intended to address the identified control weakness:

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

     There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending April 1, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, as described above, the Company has begun to undertake changes in internal control over financial reporting to correct the material weakness related to the accounting for income taxes.


Part II.  Other Information

Item 1.     Legal Proceedings

General

     The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business, which management believes will not have a material adverse effect on the Company's financial position or results of operations. Additionally, the Company may realize the benefit of certain insurance, tax, and legal claims and litigation in the future; these gain contingencies are not recognized in the Condensed Consolidated Financial Statements.

Copper Tube Antitrust Litigation

     Beginning in September 2004, the Company has been named as a defendant in several purported class action complaints brought by direct and indirect purchasers alleging anticompetitive activities with respect to the sale of copper plumbing tubes in the United States. Two such purported class actions were filed in the United States District Court for the Western District of Tennessee (the Federal Actions), four were filed in the Superior Court of the State of California, County of San Francisco (the California Actions), one was filed in the Circuit Court for Shelby County, Tennessee (the Tennessee Action), and one was filed in the Superior Court of the Commonwealth of Massachusetts, County of Middlesex (the Massachusetts Action, and with the Federal Actions, the California Actions and the Tennessee Action, the Copper Tube Actions).

     Wholly owned Company subsidiaries, WTC Holding Company, Inc., Deno Holding Company, Inc., and Mueller Europe Ltd. (Mueller Europe) are named in all of the Copper Tube Actions, and Deno Acquisition Eurl is named in two of the Copper Tube Actions. Deno Acquisition Eurl has not been served with the complaint in either of the Copper Tube Actions in which it is named, and only the Company has been served with the complaint in the Tennessee Action. The claims in the California Actions and the Massachusetts Action against WTC Holding Company, Inc. and Deno Holding Company, Inc. have been dismissed without prejudice.

     All of the Copper Tube Actions, which are similar, seek declaratory (except for the Massachusetts Action) and monetary relief. Plaintiffs' motions to consolidate and for appointment of lead counsel in the Federal Actions and plaintiffs' motion to consolidate the California Actions have been granted. Motions to dismiss the Federal Actions for failure to state a claim have been denied as to WTC Holding Company, Inc., Deno Holding Company, Inc. and the Company. Mueller Europe's motion to dismiss the Federal Actions for lack of personal jurisdiction and on other grounds is pending. The Company's demurrer to the complaint in the California Actions and the Company's motion to dismiss the Tennessee Action for failure to state a claim are pending. The Company has not yet been required to respond to the complaint in the Massachusetts Action. Mueller Europe has not yet been required to respond to the complaints in the California Actions, the Tennessee Action, and the Massachusetts Action. The Company believes that the claims for relief in the Copper Tube Actions are without merit and intends to defend the Copper Tube Actions vigorously.

     Beginning in April 2006, the Company has also been named in three purported class action complaints brought by direct purchasers alleging anticompetitive activities with respect to the sale of copper tubes used in the manufacturing of air-conditioning and refrigeration units (ACR copper tubes) in the United States and elsewhere (the ACR Class Actions). In addition, in March 2006, the Company was named in a complaint brought by Carrier Corporation, Carrier S.A., and Carrier Italia S.p.A. also alleging anticompetitive activities with respect to the sale of ACR copper tubes in the United States and elsewhere (the Carrier Action, and with the ACR Class Actions, the ACR Actions). The ACR Actions were filed in the United States District Court for the Western District of Tennessee. Mueller Europe is named in all of the ACR Actions. Mueller Europe has not been served with any of the complaints in the ACR Actions. The Company has been served with the complaint in one of the ACR Actions. The Company believes that the claims for relief in the ACR Actions are without merit and intends to defend the ACR Actions vigorously.

Copper Price Manipulation Litigation

     Two of the Company's subsidiaries, Mueller Copper Tube Products Inc. and Mueller Copper Tube Company Inc., brought a lawsuit (the Price Manipulation Action) against J.P. Morgan Chase & Co. and Morgan Guaranty Trust Company of New York (collectively Morgan) to recover damages the Company believes it suffered on first purchases of copper cathode resulting from an alleged conspiracy to manipulate the price of copper cathode by Morgan (and certain of its predecessors and affiliates) and others in violation of the federal antitrust laws. The lawsuit was filed on June 12, 2003, in the U.S. District

Court for the Western District of Wisconsin. The Company's lawsuit was consolidated with those of certain other first purchasers of copper cathode and rod under the name In re Copper Antitrust Litigation. Although the Price Manipulation Action was dismissed by the district court on March 2, 2004, as barred by the statute of limitations, the U.S. Court of Appeals for the Seventh Circuit, on February 6, 2006, reversed the district court's decision in part and remanded the Price Manipulation Action for further proceedings in the district court. Although the Company is unable to predict the likely outcome of the Price Manipulation Action at this time, the Company is prosecuting the case vigorously, and intends to continue to do so in the future.

Other Matters

     The Company is aware of investigations of competition in markets in which it participates, or has participated in the past, in Europe and Canada. On September 22, 2005, the European Commission adopted a statement alleging infringements in Europe of competition rules by manufacturers of copper fittings and related companies, including the Company, WTC Holding Company, Inc., and Mueller Europe, for activities undertaken in Europe. The Company took the lead in bringing these issues to the attention of the European Commission and has fully cooperated in the resulting investigation from its inception. The Company does not anticipate any material adverse effect on its business or financial condition as a result of the matters discussed in this paragraph.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

     The Company's Board of Directors has authorized the repurchase, until October 2006, of up to ten million shares of the Company's Common Stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through April 1, 2006, the Company had repurchased approximately 2.4 million shares under this authorization. Below is a summary of the Company's stock repurchases for the quarterly period ended April 1, 2006.

                                 (a)          (b)          (c)          (d)
                                                        Total
                                                       Number of      Maximum
                                                        Shares       Number of
                                                      Purchased     Shares that
                                                      as Part of     May Yet Be
                               Total                   Publicly      Purchased
                             Number of     Average    Announced      Under the
                              Shares     Price Paid    Plans or       Plans or
                             Purchased    per Share    Programs       Programs
                                                                   7,647,030(1)
    January 1, 2006 -
      January 28, 2006             -     $      -

    January 29 -
      February 25, 2006       12,972(2)      29.89

    February 26 -
      April 1, 2006                -            -

(1) Shares available to be purchased under the Company's 10 million share repurchase authorization until October 2006. This repurchase plan was announced on October 27, 2005.

(2) Shares tendered to the Company by employee stock option holders in payment of the option purchase price and/or withholding taxes upon exercise.


Item 6.  Exhibits

         19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended April 1, 2006.
                Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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

Items 1A, 3, 4 and 5 are not applicable and have been omitted.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MUELLER INDUSTRIES, INC.


May 1, 2006                            /s/ Kent A. McKee
Date                                   Kent A. McKee
                                       Executive Vice President and
                                       Chief Financial Officer


May 1, 2006                            /s/ Richard W. Corman
Date                                   Richard W. Corman
                                       Vice President - Controller

                                EXHIBIT INDEX

Exhibits      Description

19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended April 1, 2006. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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