Form 10-Q
period 2006-07-01
MUELLER INDUSTRIES INC
filed 2006-07-28
CIK 89439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended July 1, 2006      Commission file number 1-6770


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


The number of shares of the Registrant's common stock outstanding as of July 25, 2006, was 36,946,768.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                     For the Period Ended July 1, 2006

                                    INDEX



Part I. Financial Information                                            Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Condensed Consolidated Statements of Income
               for the quarters and six months ended July 1, 2006
               and July 2, 2005                                            3

          b.)  Condensed Consolidated Balance Sheets
               as of July 1, 2006 and December 31, 2005                    7

          c.)  Condensed Consolidated Statements of Cash Flows
               for the six months July 1, 2006
               and July 2, 2005                                            9

          d.)  Notes to Condensed Consolidated Financial Statements       11


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         25


     Item 3.  Quantitative and Qualitative Disclosures About Market Risk  30


     Item 4.  Controls and Procedures                                     32


Part II. Other Information

     Item 1.  Legal Proceedings                                           34

     Item 2.  Unregistered Sales of Equity Securities
              and Use of Proceeds                                         36

     Item 4.  Submission of Matters to a Vote of Security Holders         37

     Item 6.  Exhibits                                                    38

Signatures                                                                39

PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements

                          MUELLER INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                               For the Quarter Ended
                                            July 1,                 July 2,
                                             2006                    2005
                                         (In thousands, except per share data)
Net sales                                $   779,663             $   410,506

Cost of goods sold                           637,038                 345,663
                                          ----------              ----------

   Gross profit                              142,625                  64,843

Depreciation and amortization                 10,376                  10,411
Selling, general, and
   administrative expense                     39,689                  29,136
                                          ----------              ----------

   Operating income                           92,560                  25,296

Interest expense                              (5,214)                 (4,752)
Other (expense) income, net                      (67)                  3,973
                                          ----------              ----------

   Income before income taxes                 87,279                  24,517

Current income tax expense                   (29,584)                 (7,545)
Deferred income tax benefit                    1,055                     211
                                          ----------              ----------

   Total income tax expense                  (28,529)                 (7,334)
                                          ----------              ----------

Net income                               $    58,750             $    17,183
                                          ==========              ==========



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                               For the Quarter Ended
                                            July 1,                 July 2,
                                             2006                    2005
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               36,891                  36,599
Effect of dilutive stock options                 421                     466
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             37,312                  37,065
                                          ----------              ----------

Basic earnings per share                 $      1.59             $      0.47
                                          ==========              ==========

Diluted earnings per share               $      1.57             $      0.46
                                          ==========              ==========

Dividends per share                      $      0.10             $      0.10
                                          ==========              ==========















See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                               For the Six Months Ended
                                            July 1,                 July 2,
                                             2006                    2005
                                         (In thousands, except per share data)
Net sales                                $ 1,330,702             $   812,169

Cost of goods sold                         1,094,107                 679,687
                                          ----------              ----------

   Gross profit                              236,595                 132,482

Depreciation and amortization                 20,571                  20,489
Selling, general, and
   administrative expense                     74,648                  59,491
                                          ----------              ----------

   Operating income                          141,376                  52,502

Interest expense                             (10,076)                 (9,936)
Other (expense) income, net                    1,946                   4,767
                                          ----------              ----------

   Income before income taxes                133,246                  47,333

Current income tax expense                   (46,077)                (15,981)
Deferred income tax benefit                    4,946                   1,039
                                          ----------              ----------

   Total income tax expense                  (41,131)                (14,942)
                                          ----------              ----------

Net income                               $    92,115             $    32,391
                                          ==========              ==========



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                               For the Six Months Ended
                                            July 1,                 July 2,
                                             2006                    2005
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               36,791                  36,552
Effect of dilutive stock options                 405                     556
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             37,196                  37,108
                                          ----------              ----------

Basic earnings per share                 $      2.50             $      0.89
                                          ==========              ==========

Diluted earnings per share               $      2.48             $      0.87
                                          ==========              ==========

Dividends per share                      $      0.20             $      0.20
                                          ==========              ==========















See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                         July 1, 2006       December 31, 2005
                                                   (In thousands)
Assets

Current assets:
   Cash and cash equivalents             $   138,887             $   129,685

   Accounts receivable, less allowance
     for doubtful accounts of $7,595 in
     2006 and $5,778 in 2005                 408,666                 248,395

   Inventories:
     Raw material and supplies                58,307                  42,268
     Work-in-process                          37,711                  24,610
     Finished goods                          152,650                 130,109
                                          ----------              ----------

   Total inventories                         248,668                 196,987

   Other current assets                       40,308                  36,919
                                          ----------              ----------

     Total current assets                    836,529                 611,986

Property, plant, and equipment, net          313,248                 307,046
Goodwill                                     152,175                 152,171
Other assets                                  17,549                  33,435
                                          ----------              ----------

                                         $ 1,319,501             $ 1,104,638
                                          ==========              ==========



















See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                 (Unaudited)
                                         July 1, 2006       December 31, 2005
                                          (In thousands, except share data)
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt     $     26,961            $     4,120
   Accounts payable                           206,171                124,216
   Accrued wages and other employee costs      36,980                 38,095
   Other current liabilities                   95,088                 84,961
                                           ----------             ----------

     Total current liabilities                365,200                251,392

Long-term debt                                308,483                312,070
Pension liabilities                            22,702                 21,721
Postretirement liabilities other
   than pensions                               13,132                 13,515
Environmental reserves                          8,997                  9,073
Deferred income taxes                          51,341                 63,944
Other noncurrent liabilities                    2,884                  3,078
                                           ----------             ----------

     Total liabilities                        772,739                674,793
                                           ----------             ----------
Minority interest in subsidiaries              21,017                  6,937
Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                    -                      -
   Series A junior participating
     preferred stock - $1.00 par value;
     shares authorized 15,000;
     none outstanding                               -                      -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 36,946,768
     in 2006 and 36,643,590 in 2005               401                    401
   Additional paid-in capital, common         254,177                252,889
   Retained earnings                          338,174                253,433
   Accumulated other comprehensive
     income (loss)                              1,471                 (8,848)
   Treasury common stock, at cost             (68,478)               (74,967)
                                           ----------             ----------

     Total stockholders' equity               525,745                422,908
                                           ----------             ----------

Commitments and contingencies (Note 2)              -                      -
                                           ----------             ----------

                                          $ 1,319,501            $ 1,104,638
                                           ==========             ==========
See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                               For the Six Months Ended
                                            July 1,                 July 2,
                                             2006                    2005
                                                   (In thousands)
Cash flows from operating activities
   Net income                            $    92,115             $    32,391
   Reconciliation of net income
    to net cash (used in) provided
    by operating activities:
     Depreciation and amortization            20,719                  20,568
     Deferred income taxes                    (4,946)                 (1,039)
     Minority interest in subsidiaries         1,805                       7
     Share-based compensation expense          1,308                       -
     Equity in earnings of
       unconsolidated subsidiary                (964)                 (3,471)
     Gain on early retirement of debt            (97)                      -
     Loss on disposal of properties            1,905                     457
     Gain on sale of equity investment        (1,876)                      -
     Income tax benefit from exercise
       of stock options                       (1,042)                    529
     Changes in assets and liabilities:
       Receivables                          (162,602)                (30,347)
       Inventories                           (51,127)                 (3,823)
       Other assets                           (4,642)                 (1,305)
       Current liabilities                    93,754                  20,058
       Other liabilities                       4,439                     161
       Other, net                             (3,657)                    304
                                          ----------              ----------

Net cash (used in) provided by
  operating activities                       (14,908)                 34,490
                                          ----------              ----------

Cash flows from investing activities
   Capital expenditures                      (20,918)                 (8,876)
   Business acquired, net of
     cash received                             3,632                       -
   Proceeds from sales of
     properties and equity investment         23,218                     559
                                          ----------              ----------

Net cash provided by (used in)
   investing activities                        5,932                  (8,317)
                                          ----------              ----------






See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)
                                               For the Six Months Ended
                                            July 1,                 July 2,
                                             2006                    2005
                                                   (In thousands)
Cash flows from financing activities
   Issuance of debt by joint venture     $    22,425             $         -
   Dividends paid                             (7,373)                 (7,320)
   Proceeds from the sale of
     treasury stock                            5,823                   3,911
   Repayments of long-term debt               (3,413)                   (396)
   Income tax benefit from exercise
       of stock options                        1,042                       -
   Acquisition of treasury stock                (396)                   (168)
                                          ----------              ----------

Net cash provided by (used in)
  financing activities                        18,108                  (3,973)
                                          ----------              ----------

Effect of exchange rate changes on cash           70                    (509)
                                          ----------              ----------

Increase in cash and cash equivalents          9,202                  21,691

Cash and cash equivalents at the
   beginning of the period                   129,685                  47,449
                                          ----------              ----------

Cash and cash equivalents at the
   end of the period                     $   138,887             $    69,140
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

     The accompanying unaudited interim financial statements include all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The six-month period ended July 1, 2006 contained 26 weeks while the six-month period ended July 2, 2005 contained 27 weeks.


Note 1 - Earnings per Common Share and Stock-Based Compensation

     Basic per share amounts have been computed based on the average number of common shares outstanding. Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, computed using the treasury stock method.

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), "Share-Based Payment", and began recognizing compensation expense in its Condensed Consolidated Statements of Income as a selling, general, and administrative expense, for its stock option grants based on the fair value of the awards.
Prior to January 1, 2006, the Company accounted for stock option grants under the recognition and measurement provisions of APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". No stock-based compensation expense was reflected in net income prior to adopting SFAS 123 (R) as all options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS 123 (R) was adopted using the modified prospective transition method. Under this transition method, compensation cost recognized in the periods after adoption includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Results from prior periods have not been restated. As a result of adopting SFAS 123 (R), the Company's income before income taxes and net income was decreased by $0.7 million and $0.5 million, respectively, for the second quarter of 2006 and $1.3 million and $1.0 million, respectively, for the first six months of 2006.

     Prior to the adoption of SFAS 123 (R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS 123 (R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. The $1.0 million tax benefit classified as a financing cash inflow in the first six months of 2006 would have been classified as an operating cash flow under previous guidance.

     The following table illustrates the pro forma effect on the prior year's net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the value to the options is estimated using a Black-Scholes-Merton option pricing model and amortized to expense over the options' vesting period.

                                           For the               For the Six
                                        Quarter Ended           Months Ended
                                            July 2,                 July 2,
                                             2005                    2005
                                         (In thousands, except per share data)
Net income as reported                   $    17,183             $    32,391

Deduct: Total stock-based compensation
  expense determined under a fair
  value based method,
  net of related tax effects                    (691)                 (1,225)
                                          ----------              ----------
SFAS No. 123 pro forma
  net income                             $    16,492             $    31,166
                                          ==========              ==========

Pro forma earnings per share:
   Basic                                 $      0.45             $      0.85
   Diluted                               $      0.44             $      0.84

Earnings per share, as reported:
   Basic                                 $      0.47             $      0.89
   Diluted                               $      0.46             $      0.87

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

     The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing model. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, and exercise price. Additionally under SFAS 123 (R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The forfeiture rate, which is estimated at a weighted average of 3.5 percent of unvested options outstanding as of July 1, 2006, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited and reflected the forfeitures as a cumulative adjustment to the pro forma expense.

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

     The Company generally issues treasury shares when options are exercised. A summary of stock option activity since our most recent fiscal year end is as follows:

                                                             Weighted Average
                                                  Options     Exercise Price
                                           (Shares in thousands)
Outstanding at December 31, 2005                      1,912      $   21.49
   Granted                                               10          34.46
   Exercised                                           (317)         18.43
   Cancelled                                             (6)         26.27
                                                   --------
Outstanding at July 1, 2006                           1,599          20.20
                                                   ========

     At July 1, 2006, the aggregate intrinsic value of all outstanding options was $21.6 million with a weighted average remaining contractual term of 6.8 years, of which 758,714 of the outstanding options are currently exercisable with an aggregate intrinsic value of $11.8 million, a weighted average exercise price of $20.20 and a weighted average remaining contractual term of 5.7 years. The total intrinsic value of options exercised during the quarter and six months ended July 1, 2006 was $1.3 million and $4.0 million, respectively. Shares available for future employee grants were approximately 1.0 million at July 1, 2006. The total compensation cost at July 1, 2006 related to non-vested awards not yet recognized was $5.4 million with an average expense recognition period of 3.0 years.

     Under the Company's 1994 Non-Employee Director Stock Option Plan, each member of the Company's Board of Directors who is neither an employee nor an officer of the Company is automatically granted each year on the date of the Company's Annual Meeting of Stockholders', without further action by the Board, an option to purchase 2,000 shares of Common Stock at the fair market value of the Common Stock on the date the option is granted. As of July 1, 2006, options to purchase 54,232 shares of Common Stock were outstanding under this Plan and 21,588 options are available under the Plan for future issuance.

     On February 16, 2006, the Board approved an amendment and restatement of the 2002 Stock Option Plan which, among other things, would increase the number of shares available for issuance by 1.0 million shares. The amendment and restatement was approved by the Company's stockholders at the Annual Meeting held on May 4, 2006.

Note 2 - Commitments and Contingencies

     The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business, which management believes will not have a material adverse effect on the Company's financial position or results of operations. Additionally, the Company may realize the benefit of legal claims and litigation in the future; these gain contingencies are not recognized in the Condensed Consolidated Financial Statements.

     Beginning in September 2004, the Company has been named as a defendant in several purported class action complaints brought by direct and indirect purchasers alleging anticompetitive activities with respect to the sale of copper tubes in the United States (the Copper Tube Actions). Two such purported class actions were filed in the United States District Court for the Western District of Tennessee (the Federal Actions). The remaining Copper Tube Actions were filed in state courts in Tennessee, California and Massachusetts.

     Certain of the Copper Tube Actions purport to address the sale of copper plumbing tube in particular. Plaintiffs' motions to consolidate the Federal Actions and the actions pending in California state court, respectively, have been granted. All of the Copper Tube Actions, which are similar, seek monetary and other relief.

     Wholly owned Company subsidiaries, WTC Holding Company, Inc., Deno Holding Company, Inc., and Mueller Europe Ltd. (Mueller Europe), are named in all of the Copper Tube Actions, and Deno Acquisition Eurl is named in two of the Copper Tube Actions. The claims against WTC Holding Company, Inc. and Deno Holding Company Inc. have been dismissed without prejudice in the Copper Tube Actions pending in California and Massachusetts state court.

     Motions to dismiss the Federal Actions for failure to state a claim have been denied as to WTC Holding Company, Inc., Deno Holding Company, Inc. and the Company. Mueller Europe's motion to dismiss the Federal Actions for lack of personal jurisdiction and on other grounds is pending. The Company's demurrer to the complaint and the Company's motion to dismiss for failure to state a claim are pending in the state court actions filed in California and Tennessee, respectively. The Company has not yet been required to respond to the complaint in the action pending in Massachusetts state court. Mueller Europe has not yet been required to respond to the complaints in any of the state court actions pending in Tennessee, California or Massachusetts.

     The Company believes that the claims for relief in the Copper Tube Actions are without merit and intends to defend the Copper Tube Actions vigorously.

     In March 2006, the Company and Mueller Europe were named in a complaint brought by Carrier Corporation, Carrier S.A., and Carrier Italia S.p.A. alleging anticompetitive activities with respect to the sale of copper tubes used in the manufacturing of air-conditioning and refrigeration units (ACR copper tubes) in the United States and elsewhere (the Carrier Action). The Carrier Action was filed in United States District Court for the Western District of Tennessee. Neither the Company nor Mueller Europe has yet been required to respond to the complaint in the Carrier Action.

     In addition, beginning in April 2006, the Company has been named as a defendant in several purported class actions lawsuits brought by direct and indirect purchasers also alleging anticompetitive activities with respect to the sale of ACR copper tubes in the United States and elsewhere (the ACR Class Actions, and with the Carrier Action, the ACR Actions). Mueller Europe is named in all of the ACR Class Actions. One of the ACR Class Actions was filed in United States District Court for the Northern District of California, while the remaining ACR Class Actions were filed in the United States District Court for the Western District of Tennessee. Plaintiffs' motion to consolidate the ACR Class Actions brought by direct purchasers in the Western District of Tennessee has been granted. All of the ACR Actions seek monetary and other relief. Neither the Company nor Mueller Europe has yet been required to respond to the complaints in any of the ACR Class Actions.

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

     In June 2006, the Canada Border Services Agency (CBSA) initiated an investigation into the alleged dumping of copper pipe fittings from the United States and from South Korea and the dumping and subsidizing of these same goods from China. The Company and certain affiliated companies were identified by the CBSA as possible U.S. exporters and importers of these goods and requested to provide information to Canadian authorities. The Company is responding to the CBSA's requests for information regarding the investigation.

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

     The Company has assessed its risk and provided estimated accruals for various potential tax matters in a number of jurisdictions.
Although the ultimate amount of the liabilities, if any, may vary, the Company believes it has adequate reserves for its assessed risk.

     Guarantees, in the form of letters of credit, are issued by the Company generally to guarantee the payment of insurance deductibles, retiree health benefits, and certain operating costs of a foreign subsidiary. The terms of the Company's guarantees are generally one year but are renewable annually as required. The maximum potential amount of future payments the Company could have been required to make under its guarantees at July 1, 2006 was $18.9 million.

Note 3 - Acquisitions and Investments

     In December 2005, two subsidiaries of the Company received a business license from a Chinese industry and commerce authority, establishing a joint venture with Jiangsu Xingrong Hi-Tech Co., Ltd. and Jiangsu Baiyang Industries Ltd. The joint venture, in which the Company holds a 50.5 percent interest, produces inner groove and smooth tube in level-wound coils, pancake coils, and straight lengths, primarily to serve the Chinese domestic OEM air-conditioning market as well as to complement the Company's U.S. product line. The joint venture is located primarily in Jintan City, Jiangsu Province, China. The joint venture entity is named Jiangsu Mueller-Xingrong Copper Industries Limited (Mueller-Xingrong). In December 2005, the Company contributed $7.0 million cash investment to the venture. During the first quarter of 2006 the Company contributed an additional $12.4 million, which completed its initial planned cash investment. Non-cash contributions from the other joint venture parties included long-lived assets of approximately $5.3 million in December 2005 and $8.5 million during the first quarter of 2006. The results of operations of this joint venture are reported in the OEM segment and are included in the Company's Condensed Consolidated Financial Statements from January 1, 2006.

     During the first quarter of 2006, Mueller-Xingrong had a temporary Bridge Loan Facility with two banks providing for secured borrowings of up to RMB 110 million, or $13.7 million USD, to fund working capital. On April 4, 2006, Mueller-Xingrong entered into a Credit Agreement with a syndicate of four banks establishing a secured RMB 320 million, or $39.9 million USD, revolving working capital credit facility (the JV Credit Facility) which matures in April 2007. Proceeds from the JV Credit Facility were used to pay-off amounts outstanding under the Bridge Loan Facility. Borrowings under the JV Credit Facility are secured by the real property and equipment of Mueller-Xingrong and bear interest at 98 percent of the latest base-lending rate published by the Peoples Bank of China (currently 5.2 percent).

     On August 15, 2005, the Company acquired 100 percent of the outstanding stock of KX Group LTD (Brassware). Brassware, located in Witton, Birmingham, England, is an import distributor of plumbing and residential heating products with historical annual sales of approximately $48.0 million to plumbers' merchants and builders' merchants in the U.K. and Ireland. The cost of the acquired business, including cash of $10.6 million plus $1.8 million of notes issued, totaled $12.4 million. The total estimated fair value of assets acquired was approximately $17.6 million, consisting primarily of receivables of $8.4 million, inventory of $6.4 million and property and equipment of $1.5 million. The total estimated fair value of liabilities assumed was approximately $16.4 million, consisting primarily of notes payable of $8.3 million and trade payables and other current liabilities of $8.1 million. The excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed of $11.2 million was allocated to goodwill of the Plumbing & Refrigeration segment. This acquisition will broaden the Company's product line in the U.K. The acquisition was accounted for using the purchase method of accounting. Therefore, the results of operations of the acquired business were included in the Company's Condensed Consolidated Financial Statements from its acquisition date. The purchase price, which was financed by available cash balances, has been allocated to the assets of the acquired business based on their respective fair market values.

     In April 2006, the Company sold its approximately 38 percent interest in Conbraco Industries, Inc. which had a net book value of approximately $21.1 million. Aggregate cash proceeds from the sale were approximately $23.0 million. This transaction resulted in a pre-tax gain of approximately $1.9 million.

Note 4 - Industry Segments

     The Company's businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the OEM segment. Prior to the fourth quarter of 2005, the Company disclosed its reportable segments as Standard Products and Industrial Products. Additional operating segments have been recognized following an internal reorganization in 2005. For disclosure purposes, as permitted under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", certain operating segments are aggregated into reportable segments. The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), the Trading Group, and European Operations. The OEM segment is composed of the Industrial Products Division (IPD) and the Engineered Products Division (EPD). These reportable segments are described in more detail below. SPD manufactures and sells copper tube, copper and plastic fittings, and valves in North America. European Operations manufactures copper tube in Europe, which is sold in Europe and the Middle East; activities also include import distribution. The Trading Group sources products for import distribution in North America. The Plumbing & Refrigeration segment sells products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers. The OEM segment, through IPD, manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; and aluminum and copper impact extrusions; and through EPD, manufactures and sells refrigeration valves and fittings; fabricated tubular products; gas valves and assemblies; and commercial copper tube. The OEM segment sells its products primarily to original equipment manufacturers (OEMs), many of which are in the HVAC, plumbing, and refrigeration markets in the U.S., Mexico, and China.

Summarized segment information is as follows:

                                               For the Quarter Ended
                                            July 1,                 July 2,
                                             2006                    2005
                                                   (In thousands)
Net sales:
   Plumbing & Refrigeration              $   551,158             $   302,435
   OEM                                       242,128                 110,958
   Elimination of intersegment sales         (13,623)                 (2,887)
                                          ----------              ----------

                                         $   779,663             $   410,506
                                          ==========              ==========

Operating income:
   Plumbing & Refrigeration              $    78,328             $    23,150
   OEM                                        21,511                   7,306
   Unallocated expenses                       (7,279)                 (5,160)
                                          ----------              ----------

                                         $    92,560             $    25,296
                                          ==========              ==========

Income before income taxes:
   Plumbing & Refrigeration              $    77,419             $    23,260
   OEM                                        19,029                   7,339
   Unallocated expenses                       (9,169)                 (6,082)
                                          ----------              ----------

                                         $    87,279             $    24,517
                                          ==========              ==========

                                               For the Six Months Ended
                                            July 1,                 July 2,
                                             2006                    2005
                                                   (In thousands)
Net sales:
   Plumbing & Refrigeration              $   938,099             $   596,332
   OEM                                       410,100                 222,283
   Elimination of intersegment sales         (17,497)                 (6,446)
                                          ----------              ----------

                                         $ 1,330,702             $   812,169
                                          ==========              ==========

Operating income:
   Plumbing & Refrigeration              $   122,521             $    47,777
   OEM                                        32,464                  13,840
   Unallocated expenses                      (13,609)                 (9,115)
                                          ----------              ----------

                                         $   141,376             $    52,502
                                          ==========              ==========

Income before income taxes:
   Plumbing & Refrigeration              $   121,946             $    48,142
   OEM                                        29,584                  13,888
   Unallocated expenses                      (18,284)                (14,697)
                                          ----------              ----------

                                         $   133,246             $    47,333
                                          ==========              ==========

                                         July 1, 2006       December 31, 2005
                                                   (In thousands)
Segment assets:
   Plumbing & Refrigeration              $   816,915             $   718,484
   OEM                                       293,961                 197,697
   General corporate                         208,625                 188,457
                                          ----------              ----------

                                         $ 1,319,501             $ 1,104,638
                                          ==========              ==========

     Operating income and income before income taxes for the OEM segment was reduced by a $3.9 million impairment charge during the six months ended July 2, 2005. The quarter and six month period ended July 1, 2006, includes the acquired operations of Brassware in the Plumbing & Refrigeration segment and Mueller-Xingrong in the OEM segment.

Note 5 - Comprehensive Income

     Comprehensive income is as follows:

                                               For the Quarter Ended
                                            July 1,                 July 2,
                                             2006                    2005
                                                   (In thousands)
Comprehensive income:
   Net income                            $    58,750             $    17,183
   Other comprehensive income (loss):
      Foreign currency translation             5,645                  (3,427)
      Minimum pension liability                4,315                       -
      Change in the fair value
         of derivatives                          (53)                    (36)
                                          ----------              ----------

                                         $    68,657             $    13,720
                                          ==========              ==========

                                               For the Six Months Ended
                                            July 1,                 July 2,
                                             2006                    2005
                                                   (In thousands)
Comprehensive income:
   Net income                            $    92,115             $    32,391
   Other comprehensive income (loss):
      Foreign currency translation             5,901                  (5,734)
      Minimum pension liability                4,315                       -
      Change in the fair value
         of derivatives                          103                      92
                                          ----------              ----------

                                         $   102,434             $    26,749
                                          ==========              ==========

     The change in cumulative foreign currency translation adjustment primarily relates to the Company's investment in its U.K. and Mexican subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar. During the first six months of 2006, the value of the British pound sterling increased 7.3 percent compared to the U.S. dollar and the value of the Mexican peso decreased 5.5 percent compared to the U.S. dollar.

Note 6 - Employee Benefits

     The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees. The net periodic benefit (income) cost is based on estimated values provided by independent actuaries. The components of net periodic benefit (income) cost are as follows:

                                               For the Quarter Ended
                                            July 1,                 July 2,
                                             2006                    2005
                                                   (In thousands)
Pension benefits:
   Service cost                          $       422             $       555
   Interest cost                               1,861                   2,061
   Expected return on plan assets             (2,241)                 (2,613)
   Amortization of prior service cost             93                      98
   Amortization of net (gain) loss               106                    (159)
                                          ----------              ----------

Net periodic benefit (income) cost       $       241             $       (58)
                                          ==========              ==========
Other benefits:
   Service cost                          $         2             $         1
   Interest cost                                 160                     162
   Amortization of prior service cost              2                      (2)
   Amortization of net loss                       32                      36
                                          ----------              ----------

Net periodic benefit cost                $       196             $       197
                                          ==========              ==========

                                               For the Six Months Ended
                                            July 1,                 July 2,
                                             2006                    2005
                                                   (In thousands)
Pension benefits:
   Service cost                          $       949             $     1,109
   Interest cost                               3,884                   4,124
   Expected return on plan assets             (4,849)                 (4,937)
   Amortization of prior service cost            186                     187
   Amortization of net (gain) loss               418                    (279)
                                          ----------              ----------

Net periodic benefit (income) cost       $       588             $       204
                                          ==========              ==========
Other benefits:
   Service cost                          $         4             $         2
   Interest cost                                 318                     324
   Amortization of prior service cost              4                      (4)
   Amortization of net loss                       65                      72
                                          ----------              ----------

Net periodic benefit cost                $       391             $       394
                                          ==========              ==========

     The Company anticipates contributions to its pension plans for 2006 to be approximately $2.4 million. During the first six months of 2006, approximately $1.2 million of contributions have been made to certain pension plans.


Note 7 - Environmental Reserves

     The Company is subject to normal environmental standards imposed by federal, state, local, and foreign environmental laws and regulations.
At July 1, 2006, the Company had $9.0 million reserved for environmental remediation, post-closure monitoring, and related obligations. The
Company periodically reassesses these amounts and estimates its obligations over the foreseeable future based upon results of ongoing remediation and monitoring programs, communications with regulatory agencies, and changes in environmental law. While additional costs are possible, the Company believes that its reserve is adequate and amounts beyond that are not reasonably estimable. Costs of estimated future expenditures for environmental remediation obligations are not discounted to their present value. Accrued environmental liabilities are not reduced by potential insurance reimbursements. Based upon information currently available, management believes that the outcome of pending environmental matters will not materially affect the overall financial position and results of operations of the Company.

Note 8 - Income Taxes

     The Company's effective tax rate for the second quarter of 2006 was
32.7 percent compared with 29.9 percent for the same period of last year. The current period rate was less than the expected federal rate due primarily to reductions to valuation allowances related to the U.K. net operating loss carryforwards of approximately $1.0 million, or $0.03 per diluted share, recognition of a benefit from U.S. manufacturer's deduction of $0.4 million, and recognition of a benefit of a foreign tax holiday of approximately $1.0 million.

     The Company's effective tax rate for the first six months of 2006 was 30.9 percent compared with 31.6 percent for the same period of last year. The current period rate was less than the expected federal rate due primarily to reductions to valuation allowances related to the U.K. net operating loss carryforwards of approximately $3.0 million, or $0.08 per diluted share, recognition of a benefit from U.S. manufacturer's deduction of $0.7 million, recognition of a benefit of a foreign tax holiday of approximately $1.0 million, and recognition of approximately $0.8 million benefit from the favorable resolution of an Internal Revenue Service audit of tax returns filed for 2002 and 2003.


Note 9 - Other (expense) income, net

                                               For the Quarter Ended
                                            July 1,                 July 2,
                                             2006                    2005
                                                   (In thousands)
Interest income                          $     1,003             $       319
Gain on sale of equity investment              1,876                       -
Equity in earnings of
   unconsolidated subsidiary                       -                   3,205
Gain on early retirement of debt                  97                       -
Environmental expense                           (140)                   (145)
Minority interest in income
   of subsidiaries                            (1,412)                     (7)
Loss on disposal of properties, net           (2,026)                   (364)
Rent, royalties, and other                       535                     965
                                          ----------              ----------

                                         $       (67)            $     3,973
                                          ==========              ==========

                                               For the Six Months Ended
                                            July 1,                 July 2,
                                             2006                    2005
                                                   (In thousands)
Interest income                          $     1,963             $       705
Gain on sale of equity investment              1,876                       -
Equity in earnings of
   unconsolidated subsidiary                     964                   3,471
Gain on early retirement of debt                  97                       -
Environmental expense                           (265)                   (290)
Minority interest in income
   of subsidiaries                            (1,805)                     (7)
Loss on disposal of properties, net           (1,905)                   (457)
Rent, royalties, and other                     1,021                   1,345
                                          ----------              ----------

                                         $     1,946             $     4,767
                                          ==========              ==========


Note 10 - Recently Issued Accounting Standards

     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed the process of evaluating what effect, if any, the adoption of FIN 48 will have on its consolidated statements of income or financial position.


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

     The Company's businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the OEM segment. Prior to the first quarter of 2005, the Company disclosed its reportable segments as Standard Products and Industrial Products. Additional operating segments have been recognized following an internal reorganization in 2005. For disclosure purposes, as permitted under SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, certain operating segments are aggregated into reportable segments. The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), the Trading Group, and European Operations. The OEM segment is composed of the Industrial Products Division (IPD) and the Engineered Products Division (EPD). These reportable segments are described in more detail below. SPD manufactures and sells copper tube, copper and plastic fittings, and valves in North America. European Operations manufactures copper tube in Europe, which is sold in Europe and the Middle East; activities also include import distribution. The Trading Group sources products for import distribution in North America. The Plumbing & Refrigeration segment sells products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers. The OEM segment, through IPD, manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; and aluminum and copper impact extrusions; and through EPD, manufactures and sells refrigeration valves and fittings; fabricated tubular products; gas valves and assemblies; and commercial copper tube. The OEM segment sells its products primarily to original equipment manufacturers (OEMs), many of which are in the HVAC, plumbing, and refrigeration markets in the U.S., Mexico, and China.

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

     Earnings and profitability are also subject to market trends such as substitute products and imports. Plastic plumbing systems are the primary substitute product; these products represent an increasing share of consumption. Imports of copper tubing from Mexico have increased in recent years, although U.S. consumption is still predominantly supplied by U.S. manufacturers. The six-month period ended July 1, 2006 contained 26 weeks while the six-month period ended July 2, 2005 contained 27 weeks.


Results of Operations

     During the second quarter of 2006, the Company's net sales were $779.7 million, which compares with net sales of $410.5 million over the same period of 2005. Net sales were $1.33 billion in the first half of 2006 compared with $812.2 million in the same period of 2005. The increase in net sales is attributable to higher selling prices, increased volumes and acquired businesses. The average price of copper was approximately 88 percent higher in the first half of 2006 compared with the same period of 2005. Businesses acquired in late 2005 contributed $92.3 million of sales in the first half of 2006.

     Cost of goods sold increased from $345.7 million in the second quarter of 2005 to $637.0 million in the same period of 2006. Cost of goods sold for the six months ended July 1, 2006 was $1.09 billion compared with $679.7 million for the first six months of 2005. The current year increase was attributable to higher material costs and increased volume. Gross profit increased to $142.6 million from $64.8 million in the second quarter and increased to $236.6 million from $132.5 for the six-month period due primarily to higher margins on copper tube, European operations, and Brass rod. The impact of rising raw material costs also significantly contributed to the gross profit improvement. Inventories valued using the LIFO method totaled $26.9 million at July 1, 2006 and $33.5 million at December 31, 2005. At July 1, 2006 and December 31, 2005, the approximate FIFO cost of such inventories was $124.2 million and $87.7 million, respectively. During the first six months of 2006, inventory quantities valued using the LIFO method declined. The Company expects to replenish these LIFO inventories during 2006 and as such, has not recognized the effect of liquidating LIFO layers.

     Selling, general, and administrative expense was $39.7 million for the second quarter of 2006 compared with $29.1 million for the same period of 2005. Year-to-date selling, general, and administrative expense was $74.6 million for 2006 compared with $59.5 million for the same period of 2005. The increase for the quarter and six months was primarily due to businesses acquired in second half of 2005 and increased incentive compensation including stock-based compensation.

     For the second quarter of 2006, operating income at the Plumbing & Refrigeration segment was $78.3 million, which compares with $23.2 million in the same period of 2005. Year-to-date, 2006 operating income at the Plumbing & Refrigeration segment was $122.5 million, which compares with $47.8 million in the same period of 2005. The second quarter and six month increase are primarily attributable to better margins from copper tube, plastic fittings, and European operations including contributions from acquired businesses.

     Operating income at the OEM segment was $21.5 million in the second quarter of 2006 compared with $7.3 million in the second quarter of 2005. Year-to-date, 2006 operating income at the OEM segment was $32.5 million, which compares with $13.8 million in the same period of 2005. Improved profitability in the second quarter and first half of 2006 was due to (i) higher volumes in the brass rod business, (ii) contributions from Mueller-Xingrong, which reported total operating income of $3.3 million for the quarter and $4.1 million for the first half of 2006, and
(iii) improvements in other product lines. Operating income for the first half of 2005 was reduced by a $3.9 million impairment charge.

     Interest expense for the second quarter of 2006 totaled $5.2 million, compared with $4.8 million for the same period of 2005. For the first half of 2006, interest expense was $10.1 million compared with $9.9 million for the same period of 2005. The increase in the second quarter and first half of 2006 is primarily attributable to increased borrowings at Mueller-Xingrong.

     Other (expense) income, net was $1.9 million for the first half of 2006 compared with $4.8 million for the same period of 2005. The current year decrease is primarily due to a decrease in earnings from unconsolidated subsidiary and elimination of minority interest in Mueller-Xingrong. In April 2006, the Company sold its approximately 38 percent interest in Conbraco Industries, Inc. which had a net book value of approximately $21.1 million. This transaction resulted in a pre-tax gain of approximately $1.9 million. Aggregate cash proceeds from the sale were approximately $23.0 million.

     The Company's effective tax rate for the first six months of 2006 was 30.9 percent compared with 31.6 percent for the same period of last year. The current period rate was less than the expected federal rate due primarily to reductions to valuation allowances related to the U.K. net operating loss carryforwards of approximately $3.0 million, or $0.08 per diluted share, recognition of a benefit from a U.S. manufacturer's deduction of $0.7 million, recognition of a benefit of a foreign tax holiday of approximately $1.0 million, and recognition of approximately $0.8 million benefit from the favorable resolution of an Internal Revenue Service audit of tax returns filed for 2002 and 2003. The Company's effective tax rate for the second quarter of 2006 was 32.7 percent compared with 29.9 percent for the same period of last year.
The current period rate was less than the expected federal rate due primarily to reductions to valuation allowances primarily related to the U.K. net operating loss carryforwards of approximately $1.0 million, or $0.03 per diluted share, recognition of a benefit from U.S. manufacturer's deduction of $0.4 million, and recognition of a benefit of a foreign tax holiday of approximately $1.0 million.

Liquidity and Capital Resources

     Cash used in operating activities during the first half of 2006 totaled $14.9 million, which is primarily attributable to increased receivables of $162.6 million and increased inventories of $51.1 million, offset primarily by net income of $92.1 million, depreciation and amortization of $20.7 million, and increased current liabilities of $93.8 million. Fluctuations in the cost of copper and other raw materials affect the Company's liquidity. Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable. During the first half of 2006, the average COMEX copper price was approximately $2.81 per pound, which represents an 88 percent increase over the average price during the first half of 2005. This rise in the price of cathode has also resulted in sharp increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.

     During the first half of 2006, cash provided by investing activities was $5.9 million, consisting primarily of $23.2 million proceeds from the sale of properties including the equity interest in Conbraco Industries, Inc. partially offset by capital expenditures totaling $20.9 million. Cash provided by financing activities totaled $18.1 million for the first half of 2006 consisting primarily of issuance of debt to fund working capital of Mueller-Xingrong of $22.4 million and proceeds from the sale of treasury stock of $5.8 million, partially offset by payment of dividends of $7.4 million. Repayments of long-term debt totaled $3.4 million for the first half of 2006 which included $1.8 million of the Company's 6% Subordinated Debentures.

     The Company has a $150 million unsecured line-of-credit (Credit Facility) which expires in November 2007. At July 1, 2006, there were no outstanding borrowings under the Credit Facility. Approximately $18.8 million in letters of credit were backed by the Credit Facility at the end of the quarter. At July 1, 2006, the Company's total debt was $335.4 million or 39 percent of its total capitalization.

     Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. At July 1, 2006, the Company was in compliance with all of its debt covenants.

     The Company declared and paid a regular quarterly cash dividend of ten cents per common share in the first and second quarters of 2006 and 2005. Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors. On May 1, 2006, the Company made its semi-annual interest payment of approximately $9.0 million on its 6%
Subordinated Debentures.

     Management believes that cash provided by operations and currently available cash of $138.9 million will be adequate to meet the Company's normal future capital expenditures and operational needs. The Company's current ratio was 2.3 to 1 at July 1, 2006.

     The Company's Board of Directors has authorized the repurchase until October 2006 of up to ten million shares of the Company's common stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through July 1, 2006, the Company has repurchased approximately 2.4 million shares under this authorization. Additionally, the Company may repurchase its outstanding 6% Subordinated Debentures through open market transactions. Purchases of those securities, if any, will be funded primarily through existing cash and cash from operations.

     There have been no significant changes in the Company's contractual cash obligations reported at December 31, 2005, except the following. At December 31, 2005 the Company reported contractual supply commitments for raw materials consumed in the ordinary course of business totaling $327.3 million or $2.05 per pound. At July 1, 2006 the price per pound for the
same raw materials was approximately $3.40.   The increased price will
affect cash outflows during the second half of 2006.


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in raw material costs, energy costs, interest rates, and foreign currency exchange. To reduce such risks, the Company may periodically use financial instruments. All hedging transactions are authorized and executed pursuant to policies and procedures. Further, the Company does not buy or sell financial instruments for trading purposes.


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

     The Company occasionally enters into forward fixed-price arrangements with certain customers. The Company may utilize forward contracts to hedge risks associated with forward fixed-price arrangements. The Company may also utilize forward contracts to manage price risk associated with inventory. Gains or losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon the sale of inventory. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory. As of July 1, 2006, the Company held open forward contracts to purchase approximately $18.6 million of copper through December 2006.

     Futures contracts may also be used to manage price risk associated with natural gas purchases. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon consumption of natural gas. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices. At July 1, 2006, the Company had open forward contracts to purchase $1.0 million of natural gas through March 2007. The lack of availability of energy sources and the impact of rising energy prices could materially affect the Company's business, results of operations and financial condition.


Interest Rates

     At July 1, 2006, the Company had variable rate debt outstanding of $25.3 million, the majority of which relates to the debt issued during the second quarter by Mueller-Xingrong which is discussed above. At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company's pre-tax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on LIBOR and on the base-lending rate published by the People's Bank of China.


Foreign Currency Exchange Rates

     Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material; however, the Company may utilize certain forward fixed-rate contracts to hedge such transactional exposures. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon collection of receivables. At July 1, 2006, one of the Company's foreign subsidiaries had $4.9 million in open forward contracts to purchase U.S. dollars.

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

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal controls related to the accounting for income taxes as described below, the Company's disclosure controls and procedures were not effective as of July 1, 2006.

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 based on the control criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management determined that a material weakness related to the accounting for income taxes existed as of December 31, 2005. At July 1, 2006, management determined that the material weakness had not yet been remediated.

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

     As of July 1, 2006, selected members of the corporate accounting and tax departments have completed training courses in prevailing accounting standards that govern income tax reporting, a third-party expert has completed its initial review of the Company's process of accounting for and reporting of income taxes, although recommendations have not yet been implemented, and the corporate accounting department has increased its staffing.

     There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending July 1, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, as described above, the Company has begun to undertake changes in internal control over financial reporting to correct the material weakness related to the accounting for income taxes.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

General

     The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business, which management believes will not have a material adverse effect on the Company's financial position or results of operations. Additionally, the Company may realize the benefit of legal claims and litigation in the future; these gain contingencies are not recognized in the Condensed Consolidated Financial Statements.


Copper Tube Antitrust Litigation

     Beginning in September 2004, the Company has been named as a defendant in several purported class action complaints brought by direct and indirect purchasers alleging anticompetitive activities with respect to the sale of copper tubes in the United States (the Copper Tube Actions). Two such purported class actions were filed in the United States District Court for the Western District of Tennessee (the Federal Actions). The remaining Copper Tube Actions were filed in state courts in Tennessee, California and Massachusetts.

     Certain of the Copper Tube Actions purport to address the sale of copper plumbing tube in particular. Plaintiffs' motions to consolidate the Federal Actions and the actions pending in California state court, respectively, have been granted. All of the Copper Tube Actions, which are similar, seek monetary and other relief.

     Wholly owned Company subsidiaries, WTC Holding Company, Inc., Deno Holding Company, Inc., and Mueller Europe Ltd. (Mueller Europe), are named in all of the Copper Tube Actions, and Deno Acquisition Eurl is named in two of the Copper Tube Actions. The claims against WTC Holding Company, Inc. and Deno Holding Company Inc. have been dismissed without prejudice in the Copper Tube Actions pending in California and Massachusetts state court.

     Motions to dismiss the Federal Actions for failure to state a claim have been denied as to WTC Holding Company, Inc., Deno Holding Company, Inc. and the Company. Mueller Europe's motion to dismiss the Federal Actions for lack of personal jurisdiction and on other grounds is pending. The Company's demurrer to the complaint and the Company's motion to dismiss for failure to state a claim are pending in the state court actions filed in California and Tennessee, respectively. The Company has not yet been required to respond to the complaint in the action pending in Massachusetts state court. Mueller Europe has not yet been required to respond to the complaints in any of the state court actions pending in Tennessee, California or Massachusetts.

     The Company believes that the claims for relief in the Copper Tube Actions are without merit and intends to defend the Copper Tube Actions vigorously.

     In March 2006, the Company and Mueller Europe were named in a complaint brought by Carrier Corporation, Carrier S.A., and Carrier Italia S.p.A. alleging anticompetitive activities with respect to the sale of copper tubes used in the manufacturing of air-conditioning and refrigeration units (ACR copper tubes) in the United States and elsewhere (the Carrier Action). The Carrier Action was filed in United States District Court for the Western District of Tennessee. Neither the Company nor Mueller Europe has yet been required to respond to the complaint in the Carrier Action.

     In addition, beginning in April 2006, the Company has been named as a defendant in several purported class actions lawsuits brought by direct and indirect purchasers also alleging anticompetitive activities with respect to the sale of ACR copper tubes in the United States and elsewhere (the ACR Class Actions, and with the Carrier Action, the ACR Actions). Mueller Europe is named in all of the ACR Class Actions. One of the ACR Class Actions was filed in United States District Court for the Northern District of California, while the remaining ACR Class Actions were filed in the United States District Court for the Western District of Tennessee. Plaintiffs' motion to consolidate the ACR Class Actions brought by direct purchasers in the Western District of Tennessee has been granted. All of the ACR Actions seek monetary and other relief. Neither the Company nor Mueller Europe has yet been required to respond to the complaints in any of the ACR Class Actions.

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

Canadian Dumping and Countervail Investigation

     In June 2006, the Canada Border Services Agency (CBSA) initiated an investigation into the alleged dumping of copper pipe fittings from the United States and from South Korea and the dumping and subsidizing of these same goods from China. The Company and certain affiliated companies were identified by the CBSA as possible U.S. exporters and importers of these goods and requested to provide information to Canadian authorities. The Company is responding to the CBSA's requests for information regarding the investigation.


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


Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

     The Company's Board of Directors has authorized the repurchase, until October 2006, of up to ten million shares of the Company's Common Stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.
Through July 1, 2006, the Company had repurchased approximately 2.4 million shares under this authorization. Below is a summary of the Company's stock repurchases for the quarterly period ended July 1, 2006.

                                 (a)          (b)          (c)          (d)
                                                        Total
                                                       Number of      Maximum
                                                        Shares       Number of
                                                      Purchased     Shares that
                                                      as Part of     May Yet Be
                               Total                   Publicly      Purchased
                             Number of     Average    Announced      Under the
                              Shares     Price Paid    Plans or       Plans or
                             Purchased    per Share    Programs       Programs
                                                                   7,647,030(1)
    April 2 -
      April 29, 2006               -     $      -

    April 30 -
      May 27, 2006                 -            -

    May 28 -
      July 1, 2006               249(2)      31.60

(1) Shares available to be purchased under the Company's 10 million share repurchase authorization until October 2006. This repurchase plan was announced on October 27, 2005.

(2) Shares tendered to the Company by employee stock option holders in payment of the option purchase price and/or withholding taxes upon exercise.

Item 4.     Submission of Matters to a Vote of Security Holders

     On May 4, 2006, the Company held its Annual Meeting of Stockholders at which three proposals were voted upon: (i) the election of directors, (ii) the approval of the amendment and restatement of the Company's 2002 Stock Option Plan and (iii) the approval of the appointment of independent auditors. The following persons were duly elected to serve, subject to the Company's Bylaws, as Directors of the Company until the next Annual Meeting, or until election and qualification of their successors:

                                    Votes in Favor         Votes Withheld
     Alexander P. Federbush             32,977,534              1,066,755
     Gennaro J. Fulvio                  32,977,634              1,066,655
     Gary S. Gladstein                  32,276,209              1,768,080
     Terry Hermanson                    32,990,145              1,054,144
     Robert B. Hodes                    28,729,845              5,314,444
     Harvey L. Karp                     32,655,632              1,388,657
     William D. O'Hagan                 32,658,528              1,385,761

     The proposal to approve the amendment and restatement of the Company's 2002 Stock Option Plan was ratified by 29,277,127 votes in favor, 1,151,894 votes against, 87,680 votes abstaining, and 3,527,588 broker non-votes.

     The proposal to approve the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm was ratified by 33,601,587 votes in favor, 428,416 votes against, and 10,886 votes abstaining.


Item 6.     Exhibits

     10.1     Mueller Industries, Inc. 2002 Stock Option Plan
              (Amended and Restated as of February 16, 2006)
              (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated May 10,
              2006).

     19.1     Mueller Industries, Inc.'s Quarterly Report to
              Stockholders for the quarter ended July 1, 2006. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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


Items 1A, 3, and 5 are not applicable and have been omitted.

                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MUELLER INDUSTRIES, INC.


July 28, 2006                          /S/ KENT A. MCKEE
Date                                   Kent A. McKee
                                       Executive Vice President and
                                       Chief Financial Officer


July 28, 2006                          /S/ RICHARD W. CORMAN
Date                                   Richard W. Corman
                                       Vice President - Controller

                                EXHIBIT INDEX

Exhibits          Description

     19.1     Mueller Industries, Inc.'s Quarterly Report to
              Stockholders for the quarter ended July 1, 2006. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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