Form 10-Q
period 2006-09-30
MUELLER INDUSTRIES INC
filed 2006-10-30
CIK 89439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2006 Commission file number 1-6770


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


The number of shares of the Registrant's common stock outstanding as of October 27, 2006, was 37,008,458.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

              For the Quarterly Period Ended September 30, 2006

                                    INDEX



Part I. Financial Information                                            Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Condensed Consolidated Statements of Income
               for the quarters and nine months ended September 30, 2006
               and October 1, 2005                                         3

          b.)  Condensed Consolidated Balance Sheets
               as of September 30, 2006 and December 31, 2005              7

          c.)  Condensed Consolidated Statements of Cash Flows
               for the nine months September 30, 2006
               and October 1, 2005                                         9

          d.)  Notes to Condensed Consolidated Financial Statements       11


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         29


     Item 3.  Quantitative and Qualitative Disclosures About Market Risk  34


     Item 4.  Controls and Procedures                                     36


Part II. Other Information

     Item 1.  Legal Proceedings                                           38

     Item 2.  Unregistered Sales of Equity Securities
              and Use of Proceeds                                         41

     Item 6.  Exhibits                                                    42

Signatures                                                                43

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                          MUELLER INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                               For the Quarter Ended
                                         September 30,             October 1,
                                             2006                    2005
                                         (In thousands, except per share data)
Net sales                                $   635,998             $   434,130

Cost of goods sold                           528,946                 360,514
                                          ----------              ----------

   Gross profit                              107,052                  73,616

Depreciation and amortization                 10,462                  10,082
Selling, general, and
   administrative expense                     34,787                  33,297
                                          ----------              ----------

   Operating income                           61,803                  30,237

Interest expense                              (5,085)                 (4,794)
Other income, net                              1,452                   5,421
                                          ----------              ----------

   Income from continuing operations
      before income taxes                     58,170                  30,864

Current income tax expense                   (12,838)                (10,622)
Deferred income tax benefit                    6,247                     774
                                          ----------              ----------

   Total income tax expense                   (6,591)                 (9,848)
                                          ----------              ----------

Income from continuing operations             51,579                  21,016

Gain from discontinued operations,
   net of tax                                      -                   3,324
                                          ----------              ----------

Net income                               $    51,579             $    24,340
                                          ==========              ==========



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                               For the Quarter Ended
                                         September 30,             October 1,
                                             2006                    2005
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               36,976                  36,625
Effect of dilutive stock options                 379                     495
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             37,355                  37,120
                                          ----------              ----------

Basic earnings per share:
   From continuing operations            $      1.39             $      0.57
   From discontinued operations                    -                    0.09
                                          ----------              ----------

   Basic earnings per share              $      1.39             $      0.66
                                          ==========              ==========

Diluted earnings per share:
   From continuing operations            $      1.38             $      0.57
   From discontinued operations                    -                    0.09
                                          ----------              ----------

   Diluted earnings per share            $      1.38             $      0.66
                                          ==========              ==========

Dividends per share                      $      0.10             $      0.10
                                          ==========              ==========



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                              For the Nine Months Ended
                                         September 30,             October 1,
                                             2006                    2005
                                         (In thousands, except per share data)
Net sales                                $ 1,966,700             $ 1,246,299

Cost of goods sold                         1,623,053               1,040,201
                                          ----------              ----------

   Gross profit                              343,647                 206,098

Depreciation and amortization                 31,033                  30,571
Selling, general, and
   administrative expense                    109,435                  92,788
                                          ----------              ----------

   Operating income                          203,179                  82,739

Interest expense                             (15,161)                (14,730)
Other income, net                              3,398                  10,188
                                          ----------              ----------

   Income from continuing operations
      before income taxes                    191,416                  78,197

Current income tax expense                   (58,915)                (26,603)
Deferred income tax benefit                   11,193                   1,813
                                          ----------              ----------

   Total income tax expense                  (47,722)                (24,790)
                                          ----------              ----------

Income from continuing operations            143,694                  53,407

Gain from discontinued operations,
   net of tax                                      -                   3,324
                                          ----------              ----------

Net income                               $   143,694             $    56,731
                                          ==========              ==========



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                              For the Nine Months Ended
                                         September 30,             October 1,
                                             2006                    2005
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               36,853                  36,576
Effect of dilutive stock options                 396                     536
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             37,249                  37,112
                                          ----------              ----------

Basic earnings per share:
   From continuing operations            $      3.90             $      1.46
   From discontinued operations                    -                    0.09
                                          ----------              ----------

   Basic earnings per share              $      3.90             $      1.55
                                          ==========              ==========

Diluted earnings per share:
   From continuing operations            $      3.86             $      1.44
   From discontinued operations                    -                    0.09
                                          ----------              ----------

   Diluted earnings per share            $      3.86             $      1.53
                                          ==========              ==========

Dividends per share                      $      0.30             $      0.30
                                          ==========              ==========



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                   September 30, 2006       December 31, 2005
                                                   (In thousands)
Assets

Current assets:
   Cash and cash equivalents             $   170,463             $   129,685

   Accounts receivable, less allowance
     for doubtful accounts of $7,071 in
     2006 and $5,778 in 2005                 309,153                 248,395

   Inventories                               298,140                 196,987

   Other current assets                       43,294                  36,919
                                          ----------              ----------

     Total current assets                    821,050                 611,986

Property, plant, and equipment, net          315,649                 307,046
Goodwill                                     153,263                 152,171
Other assets                                  17,436                  33,435

                                          ----------              ----------

                                         $ 1,307,398             $ 1,104,638
                                          ==========              ==========



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                 (Unaudited)
                                   September 30, 2006       December 31, 2005
                                        (In thousands, except share data)
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt     $     33,255            $     4,120
   Accounts payable                           142,577                124,216
   Accrued wages and other employee costs      42,582                 38,095
   Other current liabilities                   88,987                 84,961
                                           ----------             ----------

     Total current liabilities                307,401                251,392

Long-term debt                                308,273                312,070
Pension liabilities                            22,826                 21,721
Postretirement liabilities other
   than pensions                               13,113                 13,515
Environmental reserves                          8,965                  9,073
Deferred income taxes                          44,662                 63,944
Other noncurrent liabilities                    3,062                  3,078
                                           ----------             ----------

     Total liabilities                        708,302                674,793
                                           ----------             ----------
Minority interest in subsidiaries              21,738                  6,937
Stockholders' equity:
   Preferred stock - shares authorized
     4,985,000; none outstanding                    -                      -
   Series A junior participating
     preferred stock - $1.00 par value;
     shares authorized 15,000;
     none outstanding                               -                      -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 37,008,458
     in 2006 and 36,643,590 in 2005               401                    401
   Additional paid-in capital, common         254,932                252,889
   Retained earnings                          386,054                253,433
   Accumulated other comprehensive
     income (loss)                              3,177                 (8,848)
   Treasury common stock, at cost             (67,206)               (74,967)
                                           ----------             ----------

     Total stockholders' equity               577,358                422,908
                                           ----------             ----------

Commitments and contingencies (Note 2)              -                      -
                                           ----------             ----------

                                          $ 1,307,398            $ 1,104,638
                                           ==========             ==========
See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                              For the Nine Months Ended
                                         September 30,             October 1,
                                             2006                    2005
                                                   (In thousands)
Cash flows from operating activities
   Net income from continuing operations $   143,694             $    53,407
   Reconciliation of net income from
    continuing operations to net cash
    provided by operating activities:
     Depreciation and amortization            31,225                  30,691
     Deferred income taxes                   (11,193)                 (1,813)
     Minority interest in subsidiaries         2,526                       7
     Share-based compensation expense          2,041                       -
     Loss (gain) on disposal
       of properties                           1,913                  (3,713)
     Gain on sale of equity investment        (1,876)                      -
     Income tax benefit from exercise
       of stock options                       (1,217)                    529
     Equity in earnings of
       unconsolidated subsidiary                (964)                 (4,005)
     Gain on early retirement of debt            (97)                      -
     Changes in assets and liabilities,
      net of businesses acquired:
       Receivables                           (63,791)                (49,665)
       Inventories                           (96,979)                  8,703
       Other assets                           (5,340)                 (2,956)
       Current liabilities                    25,319                  50,639
       Other liabilities                       2,770                     367
       Other, net                             (2,987)                    960
                                          ----------              ----------

Net cash provided by
  operating activities                        25,044                  83,151
                                          ----------              ----------

Cash flows from investing activities
   Capital expenditures                      (32,975)                (13,425)
   Proceeds from sales of
     properties and equity investment         23,227                  10,059
   Business acquired, net of
     cash received                             3,632                 (10,891)
                                          ----------              ----------

Net cash used in
   investing activities                       (6,116)                (14,257)
                                          ----------              ----------



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)
                                              For the Nine Months Ended
                                         September 30,             October 1,
                                             2006                    2005
                                                   (In thousands)
Cash flows from financing activities
   Issuance of debt by joint venture     $    24,918             $         -
   Dividends paid                            (11,073)                (10,983)
   Proceeds from the sale of
     treasury stock                            7,116                   4,346
   Repayments of long-term debt               (1,922)                 (4,355)
   Proceeds from the issuance of debt          1,902                       -
   Income tax benefit from exercise
       of stock options                        1,217                       -
   Acquisition of treasury stock                (570)                   (168)
                                          ----------              ----------

Net cash provided by (used in)
  financing activities                        21,588                 (11,160)
                                          ----------              ----------
Effect of exchange rate changes on cash          262                    (495)
                                          ----------              ----------
Net cash provided by operating
  activities of discontinued operations            -                   3,324
                                          ----------              ----------

Increase in cash and cash equivalents         40,778                  60,563

Cash and cash equivalents at the
   beginning of the period                   129,685                  47,449
                                          ----------              ----------

Cash and cash equivalents at the
   end of the period                     $   170,463             $   108,012
                                          ==========              ==========



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

General

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. This Quarterly Report on Form 10-Q for Mueller Industries, Inc. (the Company) should be read in conjunction with the Company's Annual Report on Form 10-K, including the annual financial statements incorporated therein.

     The accompanying unaudited interim financial statements include all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The nine-month period ended September 30, 2006 contained 39 weeks while the nine-month period ended October 1, 2005 contained 40 weeks.

Note 1 - Earnings per Common Share and Stock-Based Compensation

     Basic per share amounts have been computed based on the average number of common shares outstanding. Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, computed using the treasury stock method.

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), "Share-Based Payment", and began recognizing compensation expense in its Condensed Consolidated Statements of Income as a selling, general, and administrative expense, for its stock option grants based on the fair value of the awards. Prior to January 1, 2006, the Company accounted for stock option grants under the recognition and measurement provisions of APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by SFAS 123, "Accounting for Stock-Based Compensation". No stock-based compensation expense was reflected in net income prior to adopting SFAS 123 (R) as all options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS 123 (R) was adopted using the modified prospective transition method. Under this transition method, compensation cost recognized in the periods after adoption includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Results from prior periods have not been restated. As a result of adopting SFAS 123 (R), the Company's income from continuing operations before income taxes and income from continuing operations was decreased by $0.7 million and $0.4 million, respectively, for the third quarter of 2006 and $2.0 million and $1.3 million, respectively, for the first nine months of 2006.

     Prior to the adoption of SFAS 123 (R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS 123 (R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. The $1.2 million tax benefit classified as a financing cash inflow in the first nine months of 2006 would have been classified as an operating cash flow under previous guidance.

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

                                           For the               For the Nine
                                        Quarter Ended            Months Ended
                                          October 1,              October 1,
                                             2005                    2005
                                         (In thousands, except per share data)
Net income as reported                   $    24,340             $    56,731

Deduct: Total stock-based compensation
  expense determined under a fair
  value based method,
  net of related tax effects                    (593)                 (1,813)
                                          ----------              ----------
SFAS No. 123 pro forma
  net income                             $    23,747             $    54,918
                                          ==========              ==========

Pro forma earnings per share:
   Basic                                 $      0.65             $      1.50
   Diluted                               $      0.64             $      1.48

Earnings per share, as reported:
   Basic                                 $      0.66             $      1.55
   Diluted                               $      0.66             $      1.53

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

     The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing model. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, and exercise price. Additionally under SFAS 123 (R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The forfeiture rate, which is estimated at a weighted average of 3.5 percent of unvested options outstanding as of September 30, 2006, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited and reflected the forfeitures as a cumulative adjustment to the pro forma expense. The weighted average for key assumptions used in determining the fair value of options granted and a discussion of the methodology used to develop each assumption are as follows:

                                              For the Nine Months Ended
                                         September 30,             October 1,
                                             2006                    2005
Expected lives                            6.4 years               6.0 years
Expected price volatility                     0.269                   0.306
Risk-free interest rate                        4.9%                    3.8%
Dividend yield                                 1.2%                    1.3%


Expected Lives - This is the period of time over which the options granted are expected to remain outstanding. The Company uses the "simplified" method found in the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 to estimate the expected life of stock option grants. An increase in the expected term will increase compensation expense.

Expected Price Volatility - This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of its stock to calculate the volatility assumption. Daily market value changes from the date of grant over a past period representative of the expected lives of the options are used. An increase in the expected price volatility rate will increase compensation expense.

Risk-Free Interest Rate - This is the U.S. Treasury rate for the week of the grant, having a term representative of the expected life of the options. An increase in the risk-free rate will increase compensation expense.

Dividend Yield - This rate is the annual dividends per share as a percentage of the Company's stock price. An increase in the dividend yield will decrease compensation expense.

     The Company generally issues treasury shares when options are exercised. A summary of stock option activity since our most recent fiscal year end follows:

                                                             Weighted Average
                                                  Options     Exercise Price
                                           (Shares in thousands)
Outstanding at December 31, 2005                      1,912      $   21.49
   Granted                                              355          35.11
   Exercised                                           (383)         18.63
   Cancelled                                           (141)         26.96
                                                   --------
Outstanding at September 30, 2006                     1,743          24.45
                                                   ========

     At September 30, 2006, the aggregate intrinsic value of all outstanding options was $19.2 million with a weighted average remaining contractual term of 7.1 years, of which 692,329 of the outstanding options are currently exercisable with an aggregate intrinsic value of $10.5 million, a weighted average exercise price of $20.26, and a weighted average remaining contractual term of 5.51 years. The total intrinsic value of options exercised during the quarter and nine months ended September 30, 2006 was $1.1 million and $5.1 million, respectively. The total compensation cost at September 30, 2006 related to non-vested awards not yet recognized was $8.3 million with an average expense recognition period of 3.7 years.

     Under the Company's 1994 Non-Employee Director Stock Option Plan, each member of the Company's Board of Directors who is neither an employee nor an officer of the Company is automatically granted each year on the date of the Company's Annual Meeting of Stockholders, without further action by the Board, an option to purchase 2,000 shares of Common Stock at the fair market value of the Common Stock on the date the option is granted. As of September 30, 2006, options to purchase 54,232 shares of Common Stock were outstanding under this Plan and 21,588 options are available under the Plan for future issuance.

     On February 16, 2006, the Board approved an amendment and restatement of the 2002 Stock Option Plan, which, among other things, increased the number of shares available for issuance by 1.0 million shares. The amendment and restatement was approved by the Company's stockholders at the Annual Meeting held on May 4, 2006. Shares available for future employee grants were approximately 0.8 million at September 30, 2006.

Note 2 - Commitments and Contingencies

     The Company is subject to normal environmental standards imposed by federal, state, local, and foreign environmental laws and regulations. At September 30, 2006, the Company had $9.0 million reserved for environmental remediation, post-closure monitoring, and related obligations.

     By letter dated October 10, 2006, the Kansas Department of Health and Environment (KDHE) advised the Company that environmental contamination has been identified at a former smelter in Altoona, Kansas. KDHE asserts that the Company is a corporate successor to an entity that is alleged to have owned and operated the smelter from 1915-1918. KDHE has requested that the Company negotiate a consent order with KDHE to address contamination at the site. The Company is in the process of evaluating this request.

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

     Wholly owned Company subsidiaries, WTC Holding Company, Inc., Deno Holding Company, Inc., and Mueller Europe Ltd. (Mueller Europe), are named in all of the Copper Tube Actions, and Deno Acquisition Eurl is named in two of the Copper Tube Actions. The claims against WTC Holding Company, Inc. and Deno Holding Company Inc. have been dismissed without prejudice in the Copper Tube Actions pending in California and Massachusetts state courts.

     In September 2006, the Federal Actions were dismissed as to Mueller Europe for lack of personal jurisdiction. Plaintiffs have filed a motion for reconsideration of the dismissal of Mueller Europe. In October 2006, the Federal Actions were dismissed in their entirety for lack of subject matter jurisdiction as to all defendants. The time to file a notice of appeal from the dismissal for lack of subject matter jurisdiction has not yet expired.

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

     In addition, beginning in April 2006, the Company has been named as a defendant in several purported class action lawsuits brought by direct and indirect purchasers alleging anticompetitive activities with respect to the sale of ACR copper tubes in the United States and elsewhere (the ACR Class Actions, and with the Carrier Action, the ACR Actions). Two of the ACR Class Actions were filed in the United States District Court for the Northern District of California. Five of the ACR Class Actions (two of which have been consolidated to become the "Indirect ACR Class Actions" and three of which have been consolidated to become the "Direct ACR Class Actions") were filed in the United States District Court for the Western District of Tennessee. All of the ACR Actions seek monetary and other relief.

     Mueller Europe and the Company are named in all of the ACR Actions. WTC Holding Company, Inc., Deno Holding Company, Inc., and Deno Acquisition Eurl are named in one of the ACR Class Actions filed in the United States District Court for the Northern District of California. Motions to dismiss by the Company and by Mueller Europe are pending in the Carrier Action and in the Direct ACR Class Actions. No defendant has yet been served with the consolidated complaint in the Indirect ACR Class Actions. The Company, Mueller Europe, WTC Holding Company, Inc., and Deno Holding Company, Inc. have been served, but not yet required to respond, in one of the ACR Class Actions filed in the United States District Court for the Northern District of California. The Company, but not Mueller Europe, has been served in the second of the ACR Class Actions filed in the United States District Court for the Northern District of California, but has not yet been required to respond.

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

     The Company responded to the CBSA's requests for information in the investigation and will supply additional data as may be available. The CBSA issued its Preliminary Determination on October 20, 2006, estimating margins of dumping for these goods. Shipments of the subject goods into Canada on or after October 20th will bear these significant duties until a final determination is made on or about January 18, 2007. The Company does not anticipate any material adverse effect on its financial condition as a result of the Preliminary Determination by the CBSA.

     The Company is aware of an investigation of competition in markets in which it participates, or has participated in the past, in Canada. The Company does not anticipate any material adverse effect on its business or financial condition as a result of that investigation.

     On September 22, 2005, the European Commission adopted a statement alleging infringements in Europe of competition rules by manufacturers of copper fittings including the Company and a business in England that it acquired in 1997. The Company took the lead in bringing these copper-fitting issues to the attention of the European Commission and has fully cooperated in the resulting investigation from its inception. On September 20, 2006, the European Commission adopted its copper-fittings decision, finding infringements in Europe of competition rules by various companies, including the Company and certain of its subsidiaries, and imposing fines on various companies. Neither the Company nor its subsidiaries were assessed any fines.

     The Company has assessed its risk and provided estimated accruals for various potential tax matters in a number of jurisdictions. Although the ultimate amount of the liabilities, if any, may vary, the Company believes it has adequate reserves for its assessed risk.

     Guarantees, in the form of letters of credit, are issued by the Company generally to guarantee the payment of insurance deductibles, retiree health benefits, and certain operating costs of a foreign subsidiary. The terms of the Company's guarantees are generally one year but are renewable annually as required. The maximum potential amount of future payments the Company could have been required to make under its guarantees at September 30, 2006 was $11.8 million.

Note 3 - Inventories

                                   September 30, 2006       December 31, 2005
                                                   (In thousands)
Raw material and supplies                $    57,930             $    42,268
Work-in-process                               34,890                  24,610
Finished goods                               205,320                 130,109
                                          ----------              ----------
Inventories                              $   298,140             $   196,987
                                          ==========              ==========

     Inventories valued using the LIFO method totaled $40.0 million at September 30, 2006 and $33.5 million at December 31, 2005. At September 30, 2006 and December 31, 2005, the approximate FIFO cost of such inventories was $164.3 million and $87.8 million, respectively.

Note 4 - Employee Benefits

     The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The components of net periodic benefit cost are as follows:

                                               For the Quarter Ended
                                         September 30,             October 1,
                                             2006                    2005
                                                   (In thousands)
Pension benefits:
   Service cost                          $       592             $       554
   Interest cost                               2,320                   2,062
   Expected return on plan assets             (3,053)                 (2,468)
   Amortization of prior service cost             94                      93
   Amortization of net (gain) loss               345                    (139)
                                          ----------              ----------

Net periodic benefit cost                $       298             $       102
                                          ==========              ==========
Other benefits:
   Service cost                          $         1             $         1
   Interest cost                                 159                     162
   Amortization of prior service cost              2                      (2)
   Amortization of net loss                       33                      36
                                          ----------              ----------

Net periodic benefit cost                $       195             $       197
                                          ==========              ==========

                                              For the Nine Months Ended
                                         September 30,             October 1,
                                             2006                    2005
                                                   (In thousands)
Pension benefits:
   Service cost                          $     1,541             $     1,663
   Interest cost                               6,204                   6,186
   Expected return on plan assets             (7,902)                 (7,405)
   Amortization of prior service cost            280                     280
   Amortization of net (gain) loss               763                    (418)
                                          ----------              ----------

Net periodic benefit cost                $       886             $       306
                                          ==========              ==========
Other benefits:
   Service cost                          $         5             $         3
   Interest cost                                 477                     486
   Amortization of prior service cost              6                      (6)
   Amortization of net loss                       98                     108
                                          ----------              ----------

Net periodic benefit cost                $       586             $       591
                                          ==========              ==========

     The Company anticipates contributions to its pension plans for 2006 to be approximately $2.4 million. During the first nine months of 2006, approximately $1.7 million of contributions have been made to certain pension plans.

Note 5 - Other income, net

                                               For the Quarter Ended
                                         September 30,             October 1,
                                             2006                    2005
                                                   (In thousands)
Interest income                          $     1,898             $       636
Gain on sale of equity investment                  -                       -
Equity in earnings of
   unconsolidated subsidiary                       -                     534
Gain on early retirement of debt                   -                       -
Environmental expense                           (153)                   (124)
Minority interest in income
   of subsidiaries                              (721)                      -
Gain (loss) on disposal
   of properties, net                             (5)                  4,170
Rent, royalties, and other                       433                     205
                                          ----------              ----------

                                         $     1,452             $     5,421
                                          ==========              ==========

                                              For the Nine Months Ended
                                         September 30,             October 1,
                                             2006                    2005
                                                   (In thousands)
Interest income                          $     3,861             $     1,340
Gain on sale of equity investment              1,876                       -
Equity in earnings of
   unconsolidated subsidiary                     964                   4,005
Gain on early retirement of debt                  97                       -
Environmental expense                           (418)                   (414)
Minority interest in income
   of subsidiaries                            (2,526)                     (7)
Gain (loss) on disposal
   of properties, net                         (1,913)                  3,713
Rent, royalties, and other                     1,457                   1,551
                                          ----------              ----------

                                         $     3,398             $    10,188
                                          ==========              ==========

Note 6 - Income Taxes

     Year-to-date and quarterly income tax expense includes an adjustment of $10.4 million, or $0.28 per diluted share, to reduce income tax expense for changes in estimate related to exposures for existing transfer pricing methodologies and previously unrecognized state income tax credit carryforwards. During the third quarter, the Company received the results of certain transfer pricing studies. After evaluating those studies, an adjustment of $4.7 million, net of federal effects, was recorded to reduce the tax contingency reserves related to transfer pricing risks. Additionally, in connection with the results of the aforementioned transfer pricing studies and a certain court ruling, estimates of the future realization of certain state tax credits were revised. Other factors used in revising the estimate were the remaining lives of the credit carryforwards, projected income levels to utilize the credits given the current business climate, and feasibility of tax planning strategies.
After considering all these factors, the Company recorded an adjustment of $5.7 million to recognize estimated future benefits from state tax credit carryforwards, net of federal effects, which were previously unrecognized. As of September 30, 2006, the Company has a total of $32.0 million, net of federal effects, in state tax credit carryforwards with an offsetting valuation allowance of $26.3 million. Of the total credits, $1.9 million, net of federal effects, expire in 2006, $7.7 million, net of federal effects, expire through 2021 and the remaining credits have an unlimited life. The estimates related to the future realization of these state tax credit carryforwards are highly subjective and could be affected by changes in business conditions and the feasibility of tax planning strategies. Changes in any of these factors could have a material impact on future income tax expense.

     The Company's effective tax rate for the third quarter of 2006 was
11.3 percent compared with 31.9 percent for the same period last year. The effect of the adjustment described above was a reduction in the Company's effective tax rate of 17.9 percent. Other factors that explain the difference between the current period rate and the expected federal rate for the third quarter of 2006 were (i) reductions to tax contingency reserves related to statute closings and other settlements of approximately $1.8 million, or $0.05 per diluted share, (ii) recognition of a benefit from U.S. manufacturer's deduction of $1.3 million, (iii) differences in foreign statutory income tax rates as compared to U.S. federal rate of approximately $0.4 million, and (iv) recognition of a benefit of a foreign tax holiday of approximately $1.1 million (without consideration of minority interest). These reductions were partially offset by the provision for state income taxes, net of federal benefit, of $0.4 million.

     The Company's effective tax rate for the first nine months of 2006 was
24.9 percent compared with 31.7 percent for the same period last year. The effect of the adjustment described above was a reduction in the Company's effective tax rate of 5.5 percent. Other factors that explain the difference between the current period rate and the expected federal rate for the first nine months of 2006 were (i) reductions to valuation allowances related to the U.K. net operating loss carryforwards of approximately $2.9 million, or $0.08 per diluted share, (ii) reductions to tax contingency reserves related to statute closings and other settlements of approximately $1.8 million, or $0.05 per diluted share, (iii) differences in foreign statutory income tax rates as compared to U.S. federal rate of approximately $1.2 million, (iv) recognition of a benefit from U.S. manufacturer's deduction of $1.9 million, (v) recognition of a benefit of a foreign tax holiday of approximately $2.1 million (without consideration of minority interest), and (vi) recognition of approximately $0.9 million benefit from the favorable resolution of an Internal Revenue Service audit of tax returns filed for 2002 and 2003. These reductions were partially offset by the provision for state income taxes, net of federal benefit, of $1.3 million.

Note 7 - Comprehensive Income

     Comprehensive income is as follows:

                                               For the Quarter Ended
                                         September 30,             October 1,
                                             2006                    2005
                                                   (In thousands)
Comprehensive income:
   Net income                            $    51,579             $    24,340
   Other comprehensive income (loss):
      Foreign currency translation             2,012                     153
      Minimum pension liability                    -                       -
      Change in the fair value
         of derivatives                         (306)                    120
                                          ----------              ----------

                                         $    53,285             $    24,613
                                          ==========              ==========

                                              For the Nine Months Ended
                                         September 30,             October 1,
                                             2006                    2005
                                                   (In thousands)
Comprehensive income:
   Net income                            $   143,694             $    56,731
   Other comprehensive income (loss):
      Foreign currency translation             7,913                  (5,581)
      Minimum pension liability                4,315                       -
      Change in the fair value
         of derivatives                         (203)                    212
                                          ----------              ----------

                                         $   155,719             $    51,362
                                          ==========              ==========

     The change in cumulative foreign currency translation adjustment primarily relates to the Company's investment in its U.K. and Mexican subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar. During the first nine months of 2006, the value of the British pound sterling increased 8.7 percent compared to the U.S. dollar and the value of the Mexican peso decreased 2.5 percent compared to the U.S. dollar.

Note 8 - Acquisitions and Investments

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

     During the first quarter of 2006, Mueller-Xingrong had a temporary Bridge Loan Facility with two banks providing for secured borrowings of up to RMB 110 million, or $13.7 million USD, to fund working capital. On April 4, 2006, Mueller-Xingrong entered into a Credit Agreement with a syndicate of four banks establishing a secured RMB 320 million, or $39.9 million USD, revolving working capital credit facility (the JV Credit Facility) which matures in April 2007. Proceeds from the JV Credit Facility were used to pay-off amounts outstanding under the Bridge Loan Facility. Borrowings under the JV Credit Facility are secured by the real property and equipment of Mueller-Xingrong and bear interest at 98 percent of the latest base-lending rate published by the Peoples Bank of China (currently 5.42 percent).

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

Note 9 - Industry Segments

     The Company's businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the OEM segment. Prior to the fourth quarter of 2005, the Company disclosed its reportable segments as Standard Products and Industrial Products. Additional operating segments have been recognized following an internal reorganization in 2005. For disclosure purposes, as permitted under SFAS 131 "Disclosures about Segments of an Enterprise and Related Information", certain operating segments are aggregated into reportable segments. The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), the Trading Group, and European Operations. The OEM segment is composed of the Industrial
Products Division (IPD) and the Engineered Products Division (EPD). These reportable segments are described in more detail below. SPD manufactures and sells copper tube, copper and plastic fittings, and valves in North America. European Operations manufactures copper tube in Europe, which is sold in Europe and the Middle East; activities also include import distribution. The Trading Group sources products for import distribution in North America. The Plumbing & Refrigeration segment sells products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers. The OEM segment, through IPD, manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; and aluminum and copper impact extrusions; and through EPD, manufactures and sells refrigeration valves and fittings; fabricated tubular products; gas valves and assemblies; and commercial copper tube. The OEM segment sells its products primarily to original equipment manufacturers (OEMs), many of which are in the HVAC, plumbing, and refrigeration markets in the U.S., Mexico, and China.

Summarized segment information is as follows:

                                               For the Quarter Ended
                                         September 30,             October 1,
                                             2006                    2005
                                                   (In thousands)
Net sales:
   Plumbing & Refrigeration              $   426,261             $   322,507
   OEM                                       218,372                 114,325
   Elimination of intersegment sales          (8,635)                 (2,702)
                                          ----------              ----------

                                         $   635,998             $   434,130
                                          ==========              ==========

Operating income:
   Plumbing & Refrigeration              $    56,863             $    30,955
   OEM                                         9,862                   5,700
   Unallocated expenses                       (4,922)                 (6,418)
                                          ----------              ----------


                                         $    61,803             $    30,237
                                          ==========              ==========

Income before income taxes:
   Plumbing & Refrigeration              $    57,181             $    35,073
   OEM                                         8,841                   5,881
   Unallocated expenses                       (7,852)                (10,090)
                                          ----------              ----------

                                         $    58,170             $    30,864
                                          ==========              ==========

                                              For the Nine Months Ended
                                         September 30,             October 1,
                                             2006                    2005
                                                   (In thousands)
Net sales:
   Plumbing & Refrigeration              $ 1,364,360             $   918,839
   OEM                                       628,472                 336,608
   Elimination of intersegment sales         (26,132)                 (9,148)
                                          ----------              ----------

                                         $ 1,966,700             $ 1,246,299
                                          ==========              ==========

Operating income:
   Plumbing & Refrigeration              $   179,384             $    78,732
   OEM                                        42,326                  19,540
   Unallocated expenses                      (18,531)                (15,533)
                                          ----------              ----------

                                         $   203,179             $    82,739
                                          ==========              ==========

Income before income taxes:
   Plumbing & Refrigeration              $   179,128             $    83,216
   OEM                                        38,424                  19,768
   Unallocated expenses                      (26,136)                (24,787)
                                          ----------              ----------

                                         $   191,416             $    78,197
                                          ==========              ==========

                                   September 30, 2006       December 31, 2005
                                                   (In thousands)
Segment assets:
   Plumbing & Refrigeration              $   801,649             $   718,484
   OEM                                       286,117                 197,697
   General corporate                         219,632                 188,457
                                          ----------              ----------

                                         $ 1,307,398             $ 1,104,638
                                          ==========              ==========

     The quarter and nine month periods ended September 30, 2006 include the acquired operations of Brassware in the Plumbing & Refrigeration segment and Mueller-Xingrong in the OEM segment.

Note 10 - Recently Issued Accounting Standards

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.
The Company has not yet completed the process of evaluating what effect, if any, the adoption of FIN 48 will have on its consolidated statements of income or financial position.

     In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158).
SFAS 158 requires an employer to:

   * recognize the funded status of a benefit plan in its statement of financial position and to recognize changes in that funded status in comprehensive income;

   * recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87;

   * measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position (with limited exceptions); and

   * disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

     A publicly traded entity is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company has not yet completed the process of evaluating what effect, if any, the adoption of SFAS 158 will have on its consolidated statements of income or financial position.

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

     The Company's businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the OEM segment. Prior to the fourth quarter of 2005, the Company disclosed its reportable segments as Standard Products and Industrial Products. Additional operating segments have been recognized following an internal reorganization in 2005. For disclosure purposes, as permitted under SFAS 131 "Disclosures about Segments of an Enterprise and Related Information", certain operating segments are aggregated into reportable segments. The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), the Trading Group, and European Operations. The OEM segment is composed of the Industrial
Products Division (IPD) and the Engineered Products Division (EPD). These reportable segments are described in more detail below. SPD manufactures and sells copper tube, copper and plastic fittings, and valves in North America. European Operations manufactures copper tube in Europe, which is sold in Europe and the Middle East; activities also include import distribution. The Trading Group sources products for import distribution in North America. The Plumbing & Refrigeration segment sells products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers. The OEM segment, through IPD, manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; and aluminum and copper impact extrusions; and through EPD, manufactures and sells refrigeration valves and fittings; fabricated tubular products; gas valves and assemblies; and commercial copper tube. The OEM segment sells its products primarily to original equipment manufacturers (OEMs), many of which are in the HVAC, plumbing, and refrigeration markets in the U.S., Mexico, and China.

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

     Earnings and profitability are also subject to market trends such as substitute products and imports. Plastic plumbing systems are the primary substitute product; these products represent an increasing share of consumption. Imports of copper tubing from Mexico have increased in recent years, although U.S. consumption is still predominantly supplied by U.S. manufacturers. The nine-month period ended September 30, 2006 contained 39 weeks while the nine-month period ended October 1, 2005 contained 40 weeks.

Results of Operations

     During the third quarter of 2006, the Company's net sales were $636.0 million, which compares with net sales of $434.1 million over the same period of 2005. Net sales were $1.97 billion in the first nine months of 2006 compared with $1.25 billion in the same period of 2005. The increase in net sales is attributable to higher selling prices and acquired businesses partially offset by reduced volumes. The average price of copper was approximately 95 percent higher in the first nine months of 2006 compared with the same period of 2005. Businesses acquired in late 2005 contributed $139.2 million of sales in the first nine months of 2006.

     Cost of goods sold increased from $360.5 million in the third quarter of 2005 to $528.9 million in the same period of 2006. Cost of goods sold for the nine months ended September 30, 2006 was $1.62 billion compared with $1.04 billion for the first nine months of 2005. The increase in the current year was attributable to higher material costs offset by reduced volume. Gross profit increased to $107.1 million from $73.6 million in the third quarter and increased to $343.6 million from $206.1 million for the nine-month period due primarily to higher margins on copper tube and brass rod and from businesses acquired late in 2005. The impact of rising raw material costs also significantly contributed to the gross profit improvement. Inventories valued using the LIFO method totaled $40.0 million at September 30, 2006 and $33.5 million at December 31, 2005. At September 30, 2006 and December 31, 2005, the approximate FIFO cost of such inventories was $164.3 million and $87.8 million, respectively.

     Selling, general, and administrative expense was $34.8 million for the third quarter of 2006 compared with $33.3 million for the same period of 2005. Year-to-date selling, general, and administrative expense was $109.4 million for 2006 compared with $92.8 million for the same period of 2005. The increase for the quarter and nine months was primarily due to businesses acquired in second half of 2005 and increased incentive compensation including stock-based compensation.

     For the third quarter of 2006, operating income at the Plumbing & Refrigeration segment was $56.9 million, which compares with $31.0 million in the same period of 2005. Year-to-date, 2006 operating income at the Plumbing & Refrigeration segment was $179.4 million, which compares with $78.7 million in the same period of 2005. The third quarter increase was primarily attributable to better margins from copper tube and European operations including contributions from acquired businesses partially offset by reduced margins in the Trading Group. The year-to-date increase was primarily attributable to better margins from copper tube, plastic fittings, and European operations including contributions from acquired businesses. Volumes in the segment's core product lines, particularly copper tube, were down substantially from the second quarter of 2006 and the third quarter of 2005; this unit volume reduction was comparable to the reduction in the U.S. industry as a whole.

     Operating income at the OEM segment was $9.9 million in the third quarter of 2006 compared with $5.7 million in the third quarter of 2005. Year-to-date, 2006 operating income at the OEM segment was $42.3 million, which compares with $19.5 million in the same period of 2005. Improved profitability in the third quarter was due to improved spreads in the brass rod business and contributions from Mueller-Xingrong, which reported total operating income of $1.8 million for the quarter. Lower unit volumes also impacted the OEM segment. Improved profitability in the first nine months of 2006 was due to (i) improved spreads in the brass rod business, (ii) contributions from Mueller-Xingrong, which reported total operating income of $5.8 million for the first nine months of 2006, and (iii) improvements in other product lines.

     Interest expense for the third quarter of 2006 totaled $5.1 million, compared with $4.8 million for the same period of 2005. For the first nine months of 2006, interest expense was $15.2 million compared with $14.7 million for the same period of 2005. The increase in the third quarter and first nine months of 2006 is primarily attributable to increased borrowings at Mueller-Xingrong.

     Other income, net was $3.4 million for the first nine months of 2006 compared with $10.2 million for the same period of 2005. The current year decrease is primarily due to: (i) a decrease in earnings from an unconsolidated subsidiary, Conbraco Industries, Inc. (Conbraco), (ii) elimination of minority interest in Mueller-Xingrong, and (iii) current year loss on disposal of properties. In April 2006, the Company sold its approximately 38 percent interest in Conbraco, which had a net book value of approximately $21.1 million. This transaction resulted in a pre-tax gain of approximately $1.9 million. Aggregate cash proceeds from the sale were approximately $23.0 million.

     The Company's effective tax rate for the third quarter of 2006 was
11.3 percent compared with 31.9 percent for the same period last year. The effective tax rate for the third quarter includes an adjustment of $10.4 million, or $0.28 per diluted share, to reduce income tax expense for changes in estimate related to exposures for existing transfer pricing methodologies and previously unrecognized state income tax credit carryforwards. The effect of the adjustment was a reduction in the Company's effective tax rate of 17.9 percent. See Note 6 to the financial statements for more information regarding the adjustment. Other factors that explain the difference between the current period rate and the expected federal rate for the third quarter of 2006 were (i) reductions to tax contingency reserves related to statute closings and other settlements of approximately $1.8 million, or $0.05 per diluted share, (ii) recognition of a benefit from U.S. manufacturer's deduction of $1.3 million, (iii) differences in foreign statutory income tax rates as compared to U.S. federal rate of approximately $0.4 million, and (iv) recognition of a benefit of a foreign tax holiday of approximately $1.1 million (without consideration of minority interest). These reductions were partially offset by the provision for state income taxes, net of federal benefit, of $0.4 million.

     The Company's effective tax rate for the first nine months of 2006 was
24.9 percent compared with 31.7 percent for the same period last year. The effect of the adjustment described above was a reduction in the Company's effective tax rate of 5.5 percent. Other factors that explain the difference between the current period rate and the expected federal rate for the first nine months of 2006 were (i) reductions to valuation allowances related to the U.K. net operating loss carryforwards of approximately $2.9 million, or $0.08 per diluted share, (ii) reductions to tax contingency reserves related to statute closings and other settlements of approximately $1.8 million, or $0.05 per diluted share, (iii) differences in foreign statutory income tax rates as compared to U.S. federal rate of approximately $1.2 million, (iv) recognition of a benefit from U.S. manufacturer's deduction of $1.9 million, (v) recognition of a benefit of a foreign tax holiday of approximately $2.1 million (without consideration of minority interest), and (vi) recognition of approximately $0.9 million benefit from the favorable resolution of an Internal Revenue Service audit of tax returns filed for 2002 and 2003. These reductions were partially offset by the provision for state income taxes, net of federal benefit, of $1.3 million.

Liquidity and Capital Resources

     Cash provided by operating activities during the first nine months of 2006 totaled $25.0 million, which is primarily attributable to net income of $143.7 million, depreciation and amortization of $31.2 million, and increased current liabilities of $25.3 million, offset primarily by increased receivables of $63.8 million and increased inventories of $97.0 million. Fluctuations in the cost of copper and other raw materials affect the Company's liquidity. Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable. During the first nine months of 2006, the average COMEX copper price was approximately $3.06 per pound, which represents a 95 percent increase over the average price during the first nine months of 2005. This rise in the price of cathode has also resulted in sharp increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.

     During the first nine months of 2006, cash used in investing activities was $6.1 million, consisting primarily of capital expenditures totaling $33.0 million partially offset by $23.2 million proceeds from the sale of properties including the equity interest in Conbraco Industries, Inc. Cash provided by financing activities totaled $21.5 million for the first nine months of 2006 consisting primarily of issuance of debt to fund working capital of Mueller-Xingrong of $24.9 million and proceeds from the sale of treasury stock of $7.1 million, partially offset by payment of dividends of $11.1 million. Repayments of long-term debt totaled $1.9 million for the first nine months of 2006 which included $1.8 million of the Company's 6% Subordinated Debentures.

     The Company has a $150 million unsecured line-of-credit (Credit Facility) which expires in November 2007. At September 30, 2006, there were no outstanding borrowings under the Credit Facility. Approximately $11.7 million in letters of credit were backed by the Credit Facility at the end of the quarter. At September 30, 2006, the Company's total debt was $341.5 million or 37.2 percent of its total capitalization.

     On April 4, 2006, Mueller-Xingrong entered into a Credit Agreement with a syndicate of four banks establishing a secured RMB 320 million, or $39.9 million USD, revolving working capital credit facility (the JV Credit Facility) which matures in April 2007. Proceeds from the JV Credit Facility were used to pay-off amounts outstanding under the Bridge Loan Facility. Borrowings under the JV Credit Facility are secured by the real property and equipment of Mueller-Xingrong and bear interest at 98 percent of the latest base-lending rate published by the Peoples Bank of China (currently 5.42 percent).

     Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of working capital, tangible net worth, and debt service coverage ratios. At September 30, 2006, the Company was in compliance with all of its debt covenants.

     The Company declared and paid a regular quarterly cash dividend of ten cents per common share in each of the first three quarters of 2006 and 2005. Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors. On May 1, 2006, the Company made its semi-annual interest payment of approximately $9.0 million on its 6% Subordinated Debentures.

     Management believes that cash provided by operations and currently available cash of $170.4 million will be adequate to meet the Company's normal future capital expenditures and operational needs. The Company's current ratio was 2.6 to 1 at September 30, 2006.

     The Company's Board of Directors has authorized the repurchase until October 2007 of up to ten million shares of the Company's common stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through September 30, 2006, the Company has repurchased approximately 2.4 million shares under this authorization. Additionally, the Company may repurchase its outstanding 6% Subordinated Debentures through open market transactions. Purchases of those securities, if any, will be funded primarily through existing cash and cash from operations.

     There have been no significant changes in the Company's contractual cash obligations reported at December 31, 2005, except the following. At December 31, 2005, the Company reported contractual supply commitments for raw materials consumed in the ordinary course of business totaling $327.3 million or $2.05 per pound. At September 30, 2006 the price per pound for the same raw materials was approximately $3.46. The increased price will affect cash outflows during the fourth quarter of 2006.


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

     The Company occasionally enters into forward fixed-price arrangements with certain customers. The Company may utilize forward contracts to hedge risks associated with forward fixed-price arrangements. The Company may also utilize forward contracts to manage price risk associated with inventory. Gains or losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon the sale of inventory. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory. As of September 30, 2006, the Company held open forward contracts to purchase approximately $7.4 million of copper through December 2006.

     Futures contracts may also be used to manage price risk associated with natural gas purchases. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon consumption of natural gas. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices. At September 30, 2006, the Company had open forward contracts to purchase $1.0 million of natural gas through March 2007. The lack of availability of energy sources and the impact of rising energy prices could materially affect the Company's business, results of operations and financial condition. Subsequent to quarter-end, the Company sold forward approximately five million pounds of copper to reduce its price exposure on higher inventory quantities.

Interest Rates

     At September 30, 2006, the Company had variable rate debt outstanding of $28.9 million, the majority of which relates to the debt issued by Mueller-Xingrong, which is discussed above. At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company's pre-tax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on LIBOR and on the base-lending rate published by the People's Bank of China.

Foreign Currency Exchange Rates

     Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material; however, the Company may utilize certain forward fixed-rate contracts to hedge such transactional exposures. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon collection of receivables. At September 30, 2006, one of the Company's foreign subsidiaries had $3.8 million in open forward contracts to purchase U.S. dollars.

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

Cautionary Statement Regarding Forward Looking Information

     Statements in this Quarterly Report on Form 10-Q that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties. These include economic and currency conditions, continued availability of raw materials and energy, market demand, pricing, competitive and technological factors, and the availability of financing, among others, as set forth in the Company's filings with the Securities and Exchange Commission. The words "outlook," "estimate," "project," "intend," "expect," "believe," "target," and similar expressions are intended to identify forward-looking statements. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. The Company has no obligation to publicly update or revise any forward-looking statements to reflect events after the date of this report.


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

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal controls related to the accounting for income taxes as described below, the Company's disclosure controls and procedures were not effective as of September 30, 2006.

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 based on the control criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management determined that a material weakness related to the accounting for income taxes existed as of December 31, 2005. At September 30, 2006, management determined that the material weakness had not yet been remediated.

     As defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2, a material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company. The principal factors contributing to the material weakness in accounting for income taxes were (1) inadequate staffing and technical expertise within the Company's tax department, (2) ineffective review and approval practices, (3) inadequate processes to effectively reconcile income tax accounts, and (4) inadequate application of the provisions of SFAS 109 to tax planning strategies. These deficiencies resulted in adjustments to correct the Company's accounting for income taxes which were recorded prior to the issuance of the Consolidated Financial Statements as of and for the year ended December 31, 2005. These deficiencies, in the aggregate, were determined to be a material weakness. As a result of the aforementioned material weakness, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2005. Management has also determined that the existence of the material weakness did not result in a material misstatement of the financial results reported for prior annual or interim periods.

Changes in Internal Control over Financial Reporting

     Management is in the process of implementing additional procedures to enhance the controls surrounding accounting for income taxes.
Specifically, management is undertaking the following actions intended to address the identified control weakness:

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

     As of September 30, 2006, selected members of the corporate accounting and tax departments have completed training courses in prevailing accounting standards that govern income tax reporting, a third-party expert has completed its initial review of the Company's process of accounting for and reporting of income taxes, although recommendations have not yet been fully implemented, and the corporate accounting department has made certain staffing changes.

     There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, as described above, the Company is undertaking changes in internal control over financial reporting to correct the material weakness related to the accounting for income taxes.

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

     Wholly owned Company subsidiaries, WTC Holding Company, Inc., Deno Holding Company, Inc., and Mueller Europe Ltd. (Mueller Europe), are named in all of the Copper Tube Actions, and Deno Acquisition Eurl is named in two of the Copper Tube Actions. The claims against WTC Holding Company, Inc. and Deno Holding Company Inc. have been dismissed without prejudice in the Copper Tube Actions pending in California and Massachusetts state courts.

     In September 2006, the Federal Actions were dismissed as to Mueller Europe for lack of personal jurisdiction. Plaintiffs have filed a motion for reconsideration of the dismissal of Mueller Europe. In October 2006, the Federal Actions were dismissed in their entirety for lack of subject matter jurisdiction as to all defendants. The time to file a notice of appeal from the dismissal for lack of subject matter jurisdiction has not yet expired.

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

     In addition, beginning in April 2006, the Company has been named as a defendant in several purported class action lawsuits brought by direct and indirect purchasers alleging anticompetitive activities with respect to the sale of ACR copper tubes in the United States and elsewhere (the ACR Class Actions, and with the Carrier Action, the ACR Actions). Two of the ACR Class Actions were filed in the United States District Court for the Northern District of California. Five of the ACR Class Actions (two of which have been consolidated to become the "Indirect ACR Class Actions" and three of which have been consolidated to become the "Direct ACR Class Actions") were filed in the United States District Court for the Western District of Tennessee.

     Mueller Europe and the Company are named in all of the ACR Actions. WTC Holding Company, Inc., Deno Holding Company, Inc., and Deno Acquisition Eurl are named in one of the ACR Class Actions filed in the United States District Court for the Northern District of California. Motions to dismiss by the Company and by Mueller Europe are pending in the Carrier Action and in the Direct ACR Class Actions. No defendant has yet been served with the consolidated complaint in the Indirect ACR Class Actions. The Company, Mueller Europe, WTC Holding Company, Inc., and Deno Holding Company, Inc. have been served, but not yet required to respond, in one of the ACR Class Actions filed in the United States District Court for the Northern District of California. The Company, but not Mueller Europe, has been served in the second of the ACR Class Actions filed in the United States District Court for the Northern District of California, but has not yet been required to respond.

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

     The Company responded to the CBSA's requests for information in the investigation and will supply additional data as may be available. The CBSA issued its Preliminary Determination on October 20, 2006, estimating margins of dumping for these goods. Shipments of the subject goods into Canada on or after October 20th will bear these significant duties until a final determination is made on or about January 18, 2007. The Company does not anticipate any material adverse effect on its financial condition as a result of the Preliminary Determination by the CBSA.

Environmental Matters

     By letter dated October 10, 2006, the Kansas Department of Health and Environment (KDHE) advised the Company that environmental contamination has been identified at a former smelter in Altoona, Kansas. KDHE asserts that the Company is a corporate successor to an entity that is alleged to have owned and operated the smelter from 1915-1918. KDHE has requested that the Company negotiate a consent order with KDHE to address contamination at the site. The Company is in the process of evaluating this request.

Other Matters

     The Company is aware of an investigation of competition in markets in which it participates, or has participated in the past, in Canada. The Company does not anticipate any material adverse effect on its business or financial condition as a result of that investigation.

     On September 22, 2005, the European Commission adopted a statement alleging infringements in Europe of competition rules by manufacturers of copper fittings including the Company and a business in England that it acquired in 1997. The Company took the lead in bringing these copper-fitting issues to the attention of the European Commission and has fully cooperated in the resulting investigation from its inception. On September 20, 2006, the European Commission adopted its copper-fittings decision, finding infringements in Europe of competition rules by various companies, including the Company and certain of its subsidiaries, and imposing fines on various companies. Neither the Company nor its subsidiaries were assessed any fines.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

     The Company's Board of Directors has authorized the repurchase, until October 2007, of up to ten million shares of the Company's Common Stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through September 30, 2006, the Company had repurchased approximately 2.4 million shares under this authorization. Below is a summary of the Company's stock repurchases for the quarterly period ended September 30, 2006.

                                 (a)          (b)          (c)          (d)
                                                        Total
                                                       Number of      Maximum
                                                        Shares       Number of
                                                      Purchased     Shares that
                                                      as Part of     May Yet Be
                               Total                   Publicly      Purchased
                             Number of     Average    Announced      Under the
                              Shares     Price Paid    Plans or       Plans or
                             Purchased    per Share    Programs       Programs
                                                                   7,647,030(1)
    July 2 -
      July 29, 2006               80(2)  $   35.05

    July 30 -
      August 26, 2006            924(2)      39.68

    August 27 -
      September 30, 2006       3,691(2)      36.57

(1) Shares available to be purchased under the Company's 10 million share repurchase authorization until October 2007. This repurchase plan was announced on October 30, 2006.

(2) Shares tendered to the Company by employee stock option holders in payment of the option purchase price and/or withholding taxes upon exercise.

Item 6.     Exhibits

     19.1     Mueller Industries, Inc.'s Quarterly Report to
              Stockholders for the quarter ended September 30, 2006. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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


Items 1A, 3, 4, and 5 are not applicable and have been omitted.

                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MUELLER INDUSTRIES, INC.


October 30, 2006                       /S/ KENT A. MCKEE
Date                                   Kent A. McKee
                                       Executive Vice President and
                                       Chief Financial Officer


October 30, 2006                       /S/ RICHARD W. CORMAN
Date                                   Richard W. Corman
                                       Vice President - Controller

                                EXHIBIT INDEX

Exhibits          Description

     19.1     Mueller Industries, Inc.'s Quarterly Report to
              Stockholders for the quarter ended September 30, 2006. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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