Form 10-K
period 2006-12-30
MUELLER INDUSTRIES INC
filed 2007-02-28
CIK 89439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006     Commission file number 1-6770

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

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was $1,172,426,719.

The number of shares of the Registrant's common stock outstanding as of February 23, 2007 was 37,032,912 excluding 3,058,590 treasury shares.


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into this
Report: Registrant's Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, scheduled to be mailed on or about March 28, 2007 (Part III).

                          MUELLER INDUSTRIES, INC.

                             -------------------

As used in this report, the terms "Company", "Mueller", and "Registrant" mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

                             -------------------

                              TABLE OF CONTENTS

                                                                          Page

Part I
     Item 1.  Business                                                      4
     Item 1A. Risk Factors                                                 12
     Item 1B. Unresolved Staff Comments                                    15
     Item 2.  Properties                                                   16
     Item 3.  Legal Proceedings                                            19
     Item 4.  Submission of Matters to a Vote of Security Holders          22

Part II
     Item 5.  Market for Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases of Equity Securities          22
     Item 6.  Selected Financial Data                                      25
     Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        26
     Item 7A. Quantitative and Qualitative Disclosures About
                Market Risk                                                26
     Item 8.  Financial Statements and Supplementary Data                  26
     Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                        26
     Item 9A. Controls and Procedures                                      26
     Item 9B. Other Information                                            31

Part III
     Item 10. Directors, Executive Officers and Corporate Governance       31
     Item 11. Executive Compensation                                       31
     Item 12. Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                 31
     Item 13. Certain Relationships and Related Transactions,
                and Director Independence                                  33
     Item 14. Principal Accounting Fees and Services                       33

Part IV
     Item 15. Exhibits, Financial Statement Schedules                      34

Signatures                                                                 39

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

     The Company's businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the Original Equipment Manufacturers (OEM) segment. Prior to 2005, the Company disclosed its reportable segments as Standard Products and Industrial Products.
Additional operating segments have been recognized following internal reorganizations in 2006 and 2005. For disclosure purposes, as permitted under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", certain operating segments are aggregated into reportable segments. The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), European Operations, and Mexican Operations. The OEM segment is composed of the Industrial Products Division (IPD) and Engineered Products Division (EPD). These reportable segments are described in more detail below. SPD manufactures and sells copper tube, copper and plastic fittings, and valves in North America and sources products for import distribution in North America. European Operations manufactures copper tube in Europe, which is sold in Europe and the Middle East; activities also include import distribution. Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.
The Plumbing & Refrigeration segment sells products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers. The OEM segment manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. The OEM segment sells its products primarily to original equipment manufacturers, many of which are in the HVAC, plumbing, and refrigeration markets. The majority of the Company's manufacturing facilities operated at moderate levels during 2005, 2004, and the first half of 2006. In the latter half of 2006, the Company's manufacturing facilities operated at low levels due to reduced market demand.

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

     Information concerning segments and geographic information appears under "Note 15 - Industry Segments" in the Notes to Consolidated Financial Statements for the year ended December 30, 2006 in Item 8 of this Report, which is incorporated herein by reference.

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

     The Plumbing & Refrigeration segment also fabricates steel pipe nipples and resells imported brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products to plumbing wholesalers, distributors to the manufactured housing and recreational vehicle industries and building materials retailers.

     On August 15, 2005, the Company acquired 100 percent of the outstanding stock of KX Company Limited (Brassware). Brassware, located in Witton, Birmingham, England, is an import distributor of plumbing and residential heating products with annual sales of approximately $48 million to plumbers' merchants and builders' merchants in the U.K. and Ireland. Additionally, on August 27, 2004, the Company acquired 100 percent of the outstanding stock of Vemco Brasscapri Limited (Vemco). Vemco, located in Wellington, Somerset, England, is an import distributor of plumbing products with annual sales of approximately $26 million to plumbers' merchants and builders' merchants throughout the U.K. and Ireland. At the beginning of 2007, the operations of Brassware and Vemco were combined and assumed the Mueller Primaflow brand name.

     On December 14, 2004, the Company acquired shares in seven companies and the inventory of another company (collectively, Mueller Comercial S.A.). These operations, with annual sales of approximately $60 million, include pipe nipple manufacturing in Mexico and import distribution businesses which product lines include malleable iron fittings and other plumbing specialties.

     On September 27, 2002, the Company acquired certain assets of Colonial Engineering, Inc.'s Fort Pierce, Florida operations. These operations manufacture injected molded plastic pressure fittings for plumbing, agricultural, and industrial use including a line of PVC Schedule 40 and 80 and CPVC fittings.

     In December 2002, the Company initiated a plan to sell or liquidate its French manufacturing operations, Mueller Europe S.A. On March 3, 2003, Mueller Europe S.A. filed a petition for liquidation with the Commercial Court of Provins, France and, on March 4, 2003, the Court declared the entity to be in liquidation. The disposition of remaining assets and obligations of Mueller Europe S.A. is under the jurisdiction of the Court. In 2003, the Company recognized operating losses from discontinued operations incurred by Mueller Europe S.A. for the period the business operated.

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

     These businesses are highly competitive. The principal methods of competition for Mueller's products are customer service, availability, and price. The total amount of order backlog for the Plumbing & Refrigeration segment as of December 30, 2006 was not significant.

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

OEM Segment

     Mueller's OEM segment includes the Industrial Products Division (IPD), which manufactures brass rod, nonferrous forgings, and impact extrusions that are sold primarily to OEMs in the plumbing, refrigeration, fluid power, and automotive industries, as well as to other manufacturers and distributors. The Company's Port Huron, Michigan mill extrudes brass, bronze, and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter. These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, as well as electrical conductivity. IPD also manufactures brass and aluminum forgings, which are used in a wide variety of products, including automotive components, brass fittings, industrial machinery, valve bodies, gear blanks, and computer hardware. IPD also serves the automotive, military ordnance, aerospace, and general manufacturing industries with cold-formed aluminum and copper impact extrusions. Typical applications for impacts are high strength ordnance, high-conductivity electrical components, builders' hardware, hydraulic systems, automotive parts, and other uses where toughness must be combined with varying complexities of design and finish. Additionally IPD manufactures shaped and formed tube, produced to tight tolerances, for baseboard heating, appliances, and medical instruments. The OEM segment also includes the Engineered Products Division (EPD), which manufactures and fabricates valves and custom OEM products for refrigeration and air-conditioning applications. The total amount of order backlog for the OEM segment as of December 30, 2006 was not significant.

     In December 2005, two subsidiaries of the Company received a business license from a Chinese industry and commerce authority, establishing a joint venture with Jiangsu Xingrong Hi-Tech Co., Ltd. and Jiangsu Baiyang Industries Ltd. The joint venture, in which the Company holds a 50.5 percent interest, produces inner groove and smooth tube in level-wound coils, pancake coils, and straight lengths, primarily to serve the Chinese domestic OEM air-conditioning market as well as to complement the Company's U.S. product line. The joint venture, which is located primarily in Jintan City, Jiangsu Province, China, is named Jiangsu Mueller-Xingrong Copper Industries Limited.

     On August 21, 2002, the Company acquired 100 percent of the outstanding stock of Overstreet-Hughes, Co., Inc. Overstreet-Hughes, located in Carthage, Tennessee, manufactures precision tubular components and assemblies primarily for the OEM air-conditioning market.

     IPD and EPD primarily sell directly to OEM customers. Competitors, primarily in the brass rod market, include Cerro Metal Products Company, Inc., Chase Industries, Inc., a subsidiary of Olin Corporation, and others both domestic and foreign. Outside of North America, IPD and EPD sell products through various channels.

     On February 27, 2007, the Company acquired 100 percent of the outstanding stock of Extruded Metals, Inc. (Extruded) for $32.0 million in cash. Extruded, located in Belding, Michigan, had annual net sales of approximately $350 million in 2006.

Labor Relations

     At December 30, 2006, the Company employed approximately 4,700 employees, of which approximately 1,900 were represented by various unions. Those union contracts will expire as follows:

          Location                                 Expiration Date
          Port Huron, Michigan                     April 1, 2007
          Wynne, Arkansas                          December 1, 2009
          Fulton, Mississippi                      August 1, 2007
          North Wales, Pennsylvania                July 28, 2009
          Waynesboro, Tennessee                    November 7, 2009
          Jacksboro, Tennessee                     September 15, 2008
          Addison, Illinois                        January 1, 2008

The union contracts at the Company's U.K. and Mexico operations are renewed annually. The Company expects to renew these contacts without material disruption of its operations.

     As of December 30, 2006, approximately 29 percent of the Company's employees were covered by collective bargaining or similar agreements that will expire during 2007.


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

     During recent years, an increasing demand for copper and copper alloy primarily from China had an effect on the global distribution of such commodities. The increased demand for copper (cathode and scrap) and copper alloy products from the export market caused a tightening in the domestic raw materials market. Mueller's copper tube facilities can accommodate both refined copper and copper scrap as the primary feedstock. The Company has commitments from refined copper producers for a portion of its metal requirements for 2007. Adequate quantities of copper are currently available. While the Company will continue to react to market developments, resultant pricing volatility or supply disruptions, if any, could nonetheless adversely affect the Company.


Environmental Matters

     Compliance with environmental laws and regulations is a matter of high priority for the Company. Mueller's provision for environmental compliance related to non-operating properties was $0.6 million in 2006 and 2005, and $1.0 million in 2004. Environmental costs related to operating properties is classified as cost of goods sold and is not significant. Other than as discussed below, the Company is not involved in any Superfund sites other than as one of numerous potentially responsible parties (PRPs) in which cases management believes that any obligation would be insignificant.
Except as discussed below, the Company does not anticipate that it will need to make material expenditures for such compliance activities during the remainder of the 2007 fiscal year, or for the next two fiscal years.

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

     Mammoth Mine Site

     MRRC owns certain inactive mines in Shasta County, California. MRRC has continued a program, begun in the late 1980s, of sealing mine portals with concrete plugs in mine adits which were discharging water. The sealing program has achieved a reduction in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB). In response to a 1996 Order issued by the QCB, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage. In December 1998, the QCB modified the 1996 order extending MRRC's time to comply with water quality standards. In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices
(BMP) to control discharges of acid mine drainage. The new order extends the time to comply with water quality standards until September 2007. MRRC has agreed to implement BMP to reduce or prevent the discharge of acid mine drainage until such point as compliance with the order is achieved or, through the Use Attainability Analysis process, the designated beneficial uses of the respective watercourses are modified, allowing for the adoption of alternative receiving water limits. At this site, MRRC spent approximately $0.3 million in 2006, and estimates it will spend between approximately $0.3 and $0.8 million annually over the next ten years.
Future expenditures beyond a ten-year horizon are not reasonably estimable or foreseeable.

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

     In October 2003, Lead Refinery received a settlement offer from private settlers of $0.9 million for CERCLA contribution to past and future response costs incurred at the NL/Taracorp Superfund site located in Granite City, Illinois. Lead Refinery declined that offer. In February of 2004, NL Industries, Inc. filed a contribution action against all non-settling PRPs on the EPA's allocation list, including Lead Refinery, seeking payments of an equitable share of clean-up costs incurred by that corporation. Lead Refinery was not served with the complaint prior to the execution of the deadline set by the court.

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

     Altoona, Kansas site

     By letter dated October 10, 2006, the Kansas Department of Health and Environment (KDHE) advised the Company that environmental contamination has been identified at a former smelter in Altoona, Kansas. KDHE asserts that the Company is a corporate successor to an entity that is alleged to have owned and operated the smelter from 1915-1918. KDHE has requested that the Company negotiate a consent order with KDHE to address contamination at the site. The Company has submitted a preliminary response to this request.


Other Business Factors

     The Registrant's business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held. In addition, expenditures for company-sponsored research and development activities were not material during 2006, 2005, or 2004. No material portion of the Registrant's business involves governmental contracts. Seasonality of the Company's sales is not significant.

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


The unplanned departure of key personnel could disrupt our business.

     We depend on the continued efforts of our senior management. The unplanned loss of key personnel, or the inability to hire and retain qualified executives, could negatively impact our ability to manage our business.

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

     The markets we serve are competitive across all product lines. Some consolidation of customers has occurred and may continue, which could shift buying power to customers. In some cases, customers have moved production to low-cost countries such as China, or sourced components from there, which has reduced demand in North America for some of the products we produce. These conditions could have a material adverse impact on our ability to maintain margins and profitability. The potential threat of imports and substitute products is based upon many factors including raw material prices, distribution costs, foreign exchange rates and production costs. The end use of alternative import and/or substitute products could have a material adverse effect on our business, financial condition, and results of operations.

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

A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could impact our cost structure and our ability to operate our facilities and produce our products, which could have an adverse effect on our results of operations.

     As of December 30, 2006, approximately 29% of our 4,700 employees were covered by collective bargaining or similar agreements. If we are unable to negotiate acceptable new agreements with the unions representing our employees upon expiration of existing contracts, we could experience strikes or other work stoppages. Strikes or other work stoppages could cause a significant disruption of operations at our facilities which could have an adverse impact on us. New or renewal agreements with unions representing our employees could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. Higher costs and/or limitations on our ability to operate our facilities and produce our products resulting from increased labor costs, strikes or other work stoppages could have an adverse effect on our results of operations.

We are subject to environmental laws and regulations and future compliance may have a material adverse effect on our results of operations or financial position.

     The nature of our operations exposes us to the risk of liabilities and claims with respect to environmental matters. While we have established accruals intended to cover the cost of environmental remediation at contaminated sites, the actual cost is difficult to determine and may exceed our estimated reserves. Further, changes to, or more rigorous enforcement or stringent interpretation of environmental laws could require significant incremental costs to maintain compliance. In addition, future claims may be asserted against us for, among other things, past acts or omissions at locations operated by predecessor entities, or alleging damage or injury or seeking other relief in connection with environmental matters associated with our operations. Future liabilities, claims and compliance costs may have a material adverse effect on us because of potential adverse outcomes, defense costs, the diversion of our management's resources, availability of insurance coverage and other factors.


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

                 Approximate
Location         Property Size               Description

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

ITEM 3.     LEGAL PROCEEDINGS

     The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business, which management believes will not have a material adverse effect on the Company's financial position or results of operations. Additionally, the Company may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Consolidated Financial Statements.


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

     Certain of the Copper Tube Actions purport to address the sale of copper plumbing tube in particular. Plaintiffs' motions to consolidate the Federal Actions and the actions pending in California state court, respectively, have been granted. All of the Copper Tube Actions, which are similar, seek monetary and other relief. Wholly owned Company subsidiaries, WTC Holding Company, Inc., Deno Holding Company, Inc., and Mueller Europe Ltd. (Mueller Europe), are named in all of the Copper Tube Actions, and Deno Acquisition Eurl is currently named in two of the Copper Tube Actions but has not been served with the complaints in those actions. The claims against WTC Holding Company, Inc. and Deno Holding Company Inc. have been dismissed without prejudice in the Copper Tube Actions pending in California and Massachusetts state courts.

     In September 2006, the Federal Actions were dismissed as to Mueller Europe for lack of personal jurisdiction. In October 2006, the Federal Actions were dismissed in their entirety for lack of subject matter jurisdiction as to all defendants. Although plaintiffs filed a motion for reconsideration of the dismissal of Mueller Europe, the court has held that such motion was mooted by its dismissal of the case for lack of subject matter jurisdiction. Plaintiffs have filed a motion to alter or amend the judgment dismissing the complaint for lack of subject matter jurisdiction, which remains pending.

     The Company's demurrer to the complaint and the Company's motion to dismiss for failure to state a claim have been filed in the state court actions filed in California and Tennessee, respectively. The Company has not yet been required to respond to the complaint in the action pending in Massachusetts state court. Mueller Europe has not yet been required to respond to the complaints in any of the state court actions pending in Tennessee, California or Massachusetts. The courts overseeing the California and Massachusetts state court actions have stayed those actions conditioned upon the parties' submitting periodic status reports on the Federal Actions.

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

     In addition, beginning in April 2006, the Company has been named as a defendant in several purported class action lawsuits brought by direct and indirect purchasers alleging anticompetitive activities with respect to the sale of ACR copper tubes in the United States and elsewhere (the ACR Class Actions, and with the Carrier Action, the ACR Actions). Two of the ACR Class Actions were filed by indirect purchasers in the United States District
Court for the Northern District of California, one of which alleges anticompetitive activities with respect to plumbing tubes as well as ACR copper tubes. Five of the ACR Class Actions (two of which have been consolidated to become the "Indirect ACR Class Actions" and three of which have been consolidated to become the "Direct ACR Class Actions") were filed in the United States District Court for the Western District of Tennessee.

     Mueller Europe and the Company are named in all of the ACR Actions.
WTC Holding Company, Inc., Deno Holding Company, Inc., and Deno Acquisition Eurl are named in one of the ACR Class Actions filed in the United States District Court for the Northern District of California. Motions to dismiss by the Company and by Mueller Europe are pending in the Carrier Action.
The Company and Mueller Europe have been served, but have not yet been required to respond, in the Direct ACR Class Actions and the Indirect ACR Class
Actions. The Company, Mueller Europe, WTC Holding Company, Inc., and Deno Holding Company, Inc. have been served, but have not yet been required to respond, in one of the ACR Class Actions filed in the United States District Court for the Northern District of California. Plaintiffs in the second of the ACR Class Actions filed in the United States District Court for the Northern District of California (which addressed only ACR copper tubes) have voluntarily dismissed that action without prejudice.

     The Company believes that the claims for relief in the ACR Actions are without merit and intends to defend the ACR Actions vigorously.

Copper Price Manipulation Litigation

     Two of the Company's subsidiaries, Mueller Copper Tube Products Inc. and Mueller Copper Tube Company Inc., brought a lawsuit (the Price Manipulation Action) against J.P. Morgan Chase & Co. and Morgan Guaranty Trust Company of New York (collectively Morgan) to recover damages the Company believes it suffered on first purchases of copper cathode resulting from an alleged conspiracy to manipulate the price of copper cathode by Morgan (and certain of its predecessors and affiliates) and others in violation of the federal antitrust laws. The lawsuit was filed on June 12, 2003, in the U.S. District Court for the Western District of Wisconsin. The Company's lawsuit was consolidated with those of certain other first purchasers of copper cathode and rod under the name In re Copper Antitrust Litigation. Although the Price Manipulation Action was dismissed by the district court on March 2, 2004, as barred by the statute of limitations, the U.S. Court of Appeals for the Seventh Circuit, on February 6, 2006, reversed the district court's decision in part and remanded the Price Manipulation Action for further proceedings in the district court. On January 16, 2007, Morgan filed a Motion for Summary Judgment which is now pending before the District Court. Although the Company is unable to predict the likely outcome of the Price Manipulation Action at this time, the Company is prosecuting the case vigorously, and intends to continue to do so in the future.


Canadian Dumping and Countervail Investigation

     In June 2006, the Canada Border Services Agency (CBSA) initiated an investigation into the alleged dumping of certain copper pipe fittings from the United States and from South Korea, and the dumping and subsidizing of these same goods from China. The Company and certain affiliated companies were identified by the CBSA as exporters and importers of these goods.

     On January 18, 2007, the CBSA issued a final determination in its investigation. The Company was found to have dumped subject goods during the CBSA's investigation period. On February 19, 2007, the Canadian
International Trade Tribunal (CITT) concluded that the dumping of the subject goods from the United States had caused injury to the Canadian industry.

     As a result, a final anti-dumping duty order issued February 19, 2007, and exports of subject goods to Canada by the Company after this date will be subject to such duties, at various rates, during the five-year term of the order. If future exports are above normal values, however, no anti-dumping duties will be levied.

     The Company is assessing the terms of the order. Given the small percentage of its products that are sold for export to Canada, the Company does not anticipate any material adverse effect on its financial condition as a result of the CITT findings. However, its ability to compete in the Canadian market may be impaired.

Other Matters

     The Company is aware of an investigation of competition in markets in which it participates, or has participated in the past, in Canada. The Company does not anticipate any material adverse effect on its business or financial condition as a result of that investigation.

     On September 22, 2005, the European Commission adopted a statement alleging infringements in Europe of competition rules by manufacturers of copper fittings including the Company and a business in England that it acquired in 1997. The Company took the lead in bringing these copper fitting issues to the attention of the European Commission and has fully cooperated in the resulting investigation from its inception. On September 20, 2006, the European Commission adopted its copper fittings decision, finding infringements in Europe of competition rules by various companies, including the Company and certain of its subsidiaries, and imposing fines on various companies. Neither the Company nor its subsidiaries were assessed any fines.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As of February 23, 2007, the number of holders of record of Mueller's Common Stock was approximately 1,600. On February 23, 2007, the closing price for Mueller's Common Stock on the New York Stock Exchange was $30.93.

Issuer Purchases of Equity Securities

     The Company's Board of Directors has authorized the repurchase, until October 2007, of up to ten million shares of the Company's Common Stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through December 30, 2006, the Company had repurchased approximately 2.4 million shares under this authorization.
Below is a summary of the Company's stock repurchases for the period ended December 30, 2006.

                         (a)         (b)          (c)            (d)
                                                  Total          Maximum
                                                  Number of      Number of
                                                  Shares         Shares
                                                  Purchased as   That May
                                                  Part of        Yet Be
                         Total                    Publicly       Purchased
                         Number of   Average      Announced      Under the
                         Shares      Price Paid   Plans or       Plans or
                         Purchased   per Share    Programs       Programs
                                                                 7,647,030 (1)
October 1 -
  October 28, 2006             -     $  -
October 29 -
  November 25, 2006       15,069 (2)  34.680
November 26 -
  December 30, 2006            -        -

(1) Shares available to be purchased under the Company's 10 million share repurchase authorization until October 2007. This repurchase plan was announced on October 30, 2006.
(2) Shares tendered to the Company by employee stock option holders in payment of the option purchase price and/or withholding taxes upon exercise.

     The Company's Board of Directors declared a regular quarterly dividend of 10 cents per share on its common stock for each fiscal quarter of 2006 and 2005. Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors.

     The high, low, and closing prices of Mueller's Common Stock on the New York Stock Exchange for each fiscal quarter of 2006 and 2005 were as follows:

                                            High         Low          Close
2006
Fourth quarter                            $ 38.25      $ 30.35      $ 31.70
Third quarter                               40.35        30.34        35.17
Second quarter                              41.80        28.84        33.03
First quarter                               35.86        26.81        35.69

2005
Fourth quarter                            $ 28.42      $ 24.41      $ 27.42
Third quarter                               29.99        25.35        27.77
Second quarter                              28.39        24.75        27.24
First quarter                               32.74        27.13        27.97


                              PERFORMANCE GRAPH

     The following table compares total stockholder return since
December 29, 2001 to the Dow Jones U.S. Total Market Index (Total Market Index) and the Dow Jones U.S. Building Materials Index (Building Materials Index). Total return values for the Total Market Index, the Building Materials Index and the Company were calculated based on cumulative total return values assuming reinvestment of dividends. The Common Stock is traded on the New York Stock Exchange under the symbol MLI.

               COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

         Among Mueller Industries, Inc., Dow Jones U.S. Total Market
              Index and Dow Jones U.S. Building Materials Index


               Fiscal Year Ending Last Saturday in December(1)

[GRAPH]



     (1) $100 invested on 12/29/01 in stock or index-including reinvestment of dividends. Reflects reinvestment in shares of Common Stock of (i) regular quarterly dividends paid by the Company, (ii) the cash paid by the Company in connection with the Special Dividend and (iii) the proceeds of an assumed sale at par of the Debentures paid by the Company in connection with the Special Dividend.


                           Mueller       Dow Jones U.S.     Dow Jones U.S.
                         Industries,      Total Market    Building Materials
                             Inc.            Index             Index
2001                          100             100             100
2002                           82              77              85
2003                          104              99             119
2004                          153             113             159
2005                          132             120             169
2006                          155             139             194


ITEM 6.     SELECTED FINANCIAL DATA

(In thousands, except per share data)

                                                  2006           2005           2004           2003           2002

For the fiscal year:(3)
   Net sales                                 $ 2,510,912    $ 1,729,923    $ 1,379,056    $   999,078    $   952,983

   Operating income                              218,885        131,758        112,490         49,384         85,756

   Net income from continuing operations         148,869 (2)     89,218 (2)     79,416 (2)     44,221         71,177
                                                         (4)            (4)
   Diluted earnings per share
      from continuing operations                    4.00           2.40           2.15           1.19           1.92

   Cash dividends per share                         0.40           0.40           6.90 (1)          -              -

At year-end:(3)
   Total assets                                1,268,907      1,116,928        971,328      1,060,420        990,471

   Long-term debt                                308,154        312,070        310,650 (1)     11,437         14,005


(1) During 2004 the Company paid 40 cents per share in regular ten cent quarterly cash dividends; additionally the Company paid a Special Dividend composed of $6.50 in cash per share and $8.50 per share in the form of 6% Subordinated Debentures due 2014

(2) Includes interest expense on 6% Subordinated Debentures following distribution in the fourth quarter of 2004

(3) Includes activity of acquired businesses from the following purchase dates: (i) Mueller Xingrong, December 2005 (ii) Brassware, August 15, 2005, (iii) Mueller Comercial S.A., December 14, 2004, (iv) Vemco, August 27, 2004, (v) Overstreet-Hughes, August 21, 2002, and
    (vi) certain assets of Colonial Engineering, September 27, 2002

(4) Includes $4.1 million income tax benefit for change in estimate for state deferred income taxes and $3.3 million income tax benefit for change in estimate for transfer pricing in 2006; includes $1.1 million income tax benefit for change in estimate for state deferred taxes and $2.9 million income tax benefit for correction of prior year provision in 2005.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations is contained under the caption "Financial Review" submitted as a separate section of this Annual Report on Form 10-K commencing on page F-2.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are contained under the caption "Financial Review" submitted as a separate section of this Annual Report on Form 10-K commencing on page F-2.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements required by this item are contained in a separate section of this Annual Report on Form 10-K commencing on page F-1.


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

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of December 30, 2006. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 30, 2006.

Remediation of Material Weakness

     During 2006, the Company implemented a remediation plan to address the previously identified material weakness related to the accounting for income taxes discussed in detail in our Form 10-K for the year ended December 31, 2005. The following actions were taken pursuant to our remediation plan during 2006:

   * All tax and certain accounting and finance professionals attended training seminars related to accounting for income taxes;

   * The Company engaged a third-party firm which conducted an independent review of the Company's processes of accounting and reporting for income taxes, resulting in recommendations that led to several enhanced preventive controls being implemented;

   * The Company made staffing changes within its tax department to enhance the review process over the income tax provision and improve coordination between the tax and corporate accounting departments;

   * The Company enhanced the review processes over tax-sensitive accounts and the tax effects of intercompany transactions;

   * The Company has engaged third-party accounting firms to assist with the tax provision calculations in foreign jurisdictions; and

   * The Company has enhanced the functionality of its tax provision software to enable it to provide more accurate estimates of state income tax expense.

The actions described above were completed during the fourth quarter of 2006. We believe these actions have strengthened our internal control over financial reporting and successfully remediated the material weakness identified in our 2005 assessment.

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

     The Company's management, with the participation of the Company's
Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 30, 2006 based on the control criteria established in a report entitled "Internal Control-Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that our internal control over financial reporting is effective as of December 30, 2006.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 30, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.


Changes in Internal Control over Financial Reporting

     Other than the actions taken to remediate the material weakness over the accounting for income taxes as described above, there were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending December 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Industries, Inc.

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that Mueller Industries, Inc. (the Company) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mueller Industries, Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years ended in the period ended December 30, 2006 and our report dated February 26, 2007 expressed an unqualified opinion thereon.


                                       /s/ Ernst & Young LLP


Memphis, Tennessee
February 26, 2007

ITEM 9B.     OTHER INFORMATION

     None.

                                  PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

     The information required by Item 10 is contained under the captions "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees," "Corporate Governance," "Report of the Audit Committee of the Board of Directors," and "Section 16(a) Beneficial Ownership Compliance Reporting" in the Company's Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 28, 2007, which is incorporated herein by reference.


ITEM 11.    EXECUTIVE COMPENSATION

     The information required by Item 11 is contained under the caption "Executive Compensation" in the Company's Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 28, 2007, which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

     The following table discloses information as adjusted for the Company's Special Dividend regarding the securities to be issued and the securities remaining available for issuance under the Registrant's stock-based incentive plans as of December 30, 2006 (shares in thousands):

                                     (a)                           (b)                         (c)
                                                                                   Number of securities
                                                                                   remaining available for future
                           Number of securities           Weighted average         issuance under equity
                           to be issued upon exercise     exercise price of        compensation plans (excluding
                           of outstanding options,        outstanding options      securities reflected in column
Plan category              warrants, and rights           warrants, and rights     (a))
Equity compensation plans
  approved by security
  holders                            1,401                $         25.95                      818

Equity compensation
  plans not approved by
  security holders                     311                          18.29                        -
                            --------------                                          --------------
Total                                1,712                          24.56                      818
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

     Other information required by Item 12 is contained under the captions "Principal Stockholders" and "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees" in the Company's Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 28, 2007, which is incorporated herein by reference.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
             INDEPENDENCE

     The information required by Item 13 is contained under the caption "Corporate Governance" in the Company's Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 28, 2007, which is incorporated herein by reference.


ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by Item 14 is contained under the caption "Appointment of Independent Registered Public Accounting Firm" in the Company's Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 28, 2007, which is incorporated herein by reference.

                                   PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this report:

1. Financial Statements: the financial statements, notes, and report of independent registered public accounting firm described in Item 8 of this Annual Report on Form 10-K are contained in a separate section of this Annual Report on Form 10-K commencing on page F-1.

2. Financial Statement Schedule: the financial statement schedule described in Item 8 of this report is contained in a separate section of this Annual Report on Form 10-K commencing on page F-1.

Exhibits:

     3.1 Restated Certificate of Incorporation of the Registrant dated February 8, 2007.

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

     10.3 Amended and Restated Employment Agreement, effective as of September 17, 1997, by and between the Registrant and Harvey L. Karp (Incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K, dated
             March 24, 2003, for the fiscal year ended December 28, 2002).

     10.4 Amendment, dated June 21, 2004, to the Amended and Restated Employment Agreement dated as of September 17, 1997, by and between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q, dated July 16, 2004, for the quarter ended
             June 26, 2004).

     10.5 Consulting Agreement, dated June 21, 2004, by and between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, dated July 16, 2004, for the quarter ended June 26, 2004).

     10.6 Stock Option Agreement, dated May 7, 1997, by and between the Registrant and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K, dated March 1, 2004, for the fiscal year ended December 27, 2003).

     10.7 Amended and Restated Employment Agreement, effective as of September 17, 1997, by and between the Registrant and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended
             December 28, 2002).

     10.8 Amendment to Amended and Restated Employment Agreement, effective May 12, 2000, by and between the Registrant and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, dated July 24, 2000, for the quarter ended June 24, 2000).

     10.9 Second Amendment to the Amended and Restated Employment Agreement dated as of September 17, 1997, by and between the Registrant and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, dated May 5, 2005).

     10.10 Stock Option Agreement, dated October 9, 1998, by and between the Registrant and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K, dated March 1, 2004, for the fiscal year ended December 27, 2003).

     10.11 Stock Option Agreement, dated February 13, 2002, by and between the Registrant and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002).

     10.12 Stock Option Agreement, dated February 13, 2003, by and between the Registrant and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K, dated March 1, 2004, for the fiscal year ended December 27, 2003).

     10.13 Consulting Agreement, dated June 21, 2004, by and between the Registrant and William D. O' Hagan (Incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q, dated July 16, 2004, for the quarter ended
             June 26, 2004).

     10.14 Employment Agreement, effective October 17, 2002, by and between the Registrant and Kent A. McKee (Incorporated herein by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002).

     10.15 Employment Agreement, effective November 9, 2006, by and between the Registrant and Gregory L. Christopher.

     10.16 Mueller Industries, Inc. 1991 Incentive Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002 and Exhibit 99.2 of the Registrant's Current Report on Form 8-K, dated
             August 31, 2004).

     10.17 Mueller Industries, Inc. 1994 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002 and Exhibit 99.3 of the Registrant's Current Report on Form 8-K, dated
             August 31, 2004).

     10.18 Mueller Industries, Inc. 1994 Non-Employee Director Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended
             December 28, 2002 and Exhibit 99.6 of the Registrant's Current Report on Form 8-K, dated August 31, 2004).

     10.19 Mueller Industries, Inc. 1998 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002 and Exhibit 99.4 of the Registrant's Current Report on Form 8-K, dated
             August 31, 2004).

     10.20 Mueller Industries, Inc. 2002 Stock Option Plan Amended and Restated as of February 16, 2006.

     10.21 Mueller Industries, Inc. Annual Bonus Plan (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated May 5, 2005).

     10.22 Summary description of the Registrant's 2007 incentive plan for certain key employees.

     10.23 Mueller Industries, Inc. Deferred Compensation Plan, effective December 1, 2000 (Incorporated herein by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K, dated March 26, 2001, for the fiscal year ended
             December 30, 2000).

     10.24 Amendment to the Mueller Industries, Inc. Deferred Compensation Plan, dated December 15, 2005.

     10.25 Securities Purchase Agreement, dated December 14, 2004, among Mueller Comercial de Mexico, S. de R.L. de C.V.,
             WTC HOLDCO I, LLC, MIYAR LLC, NICNA, GmbH, and The Seller Parties (Incorporated herein by reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K, dated
             March 4, 2005, for the fiscal year ended December 25, 2004).

     10.26 Inventory Purchase Agreement, dated December 14, 2004, by and between Niples del Norte S.A. de C.V. and Mueller de Mexico S.A. de C.V (Incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K, dated March 4, 2005, for the fiscal year ended December 25, 2004).

     10.27 Credit Agreement, dated as of December 1, 2006, among the Registrant (as Borrower) and Lasalle Bank Midwest National Association (as agent), and certain lenders named therein (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated December 1, 2006).

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

     21.0    Subsidiaries of the Registrant.

     23.0    Consent of Independent Registered Public Accounting Firm.

     31.1    Certification of Chief Executive Officer pursuant to
             Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

     31.2    Certification of Chief Financial Officer pursuant to
             Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

                          MUELLER INDUSTRIES, INC.

                             /s/ HARVEY L. KARP
                    Harvey L. Karp, Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        Signature                    Title                              Date

/s/HARVEY L KARP            Chairman of the Board,
Harvey L. Karp              and Director                     February 28, 2007

/s/ALEXANDER P. FEDERBUSH   Director                         February 28, 2007
Alexander P. Federbush

/s/GENNARO J. FULVIO        Director                         February 28, 2007
Gennaro J. Fulvio

/s/GARY S. GLADSTEIN        Director                         February 28, 2007
Gary S. Gladstein

/s/TERRY HERMANSON          Director                         February 28, 2007
Terry Hermanson

/s/ROBERT B. HODES          Director                         February 28, 2007
Robert B. Hodes

/s/WILLIAM D. O'HAGAN       President, Chief Executive       February 28, 2007
William D. O'Hagan          Officer (Principal Executive
                            Officer), Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

                             Signature and Title                        Date

                             /s/ KENT A. MCKEE               February 28, 2007
                             Kent A. McKee
                             Executive Vice President and
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                             /s/ RICHARD W. CORMAN           February 28, 2007
                             Richard W. Corman
                             Vice President - Controller

                          MUELLER INDUSTRIES, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Review                                                       F-2


Consolidated Statements of Income for the years
ended December 30, 2006, December 31, 2005, and December 25, 2004      F-15


Consolidated Balance Sheets
as of December 30, 2006 and December 31, 2005                          F-17


Consolidated Statements of Cash Flows for the years
ended December 30, 2006, December 31, 2005, and December 25, 2004      F-19


Consolidated Statements of Stockholders' Equity for the years
ended December 30, 2006, December 31, 2005, and December 25, 2004      F-21


Notes to Consolidated Financial Statements                             F-23


Report of Independent Registered Public Accounting Firm                F-61



                        FINANCIAL STATEMENT SCHEDULE


Schedule for the years ended December 30, 2006, December 31, 2005, and December 25, 2004


Valuation and Qualifying Accounts (Schedule II)                        F-62

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

     The Company's businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the Original Equipment Manufacturers (OEM) segment. Prior to 2005, the Company disclosed its reportable segments as Standard Products and Industrial Products.
Additional operating segments have been recognized following internal reorganizations in 2006 and 2005. For disclosure purposes, as permitted under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", certain operating segments are aggregated into reportable segments. The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), European Operations, and Mexican Operations. The OEM segment is composed of the Industrial Products Division (IPD) and Engineered Products Division (EPD). These reportable segments are described in more detail below. SPD manufactures and sells copper tube, copper and plastic fittings, and valves in North America and sources products for import distribution in North America. European Operations manufactures copper tube in Europe, which is sold in Europe and the Middle East; activities also include import distribution. Mexican Operations include pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties. The Plumbing & Refrigeration segment sells products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers. The OEM segment manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. The OEM segment sells its products primarily to original equipment manufacturers, many of which are in the HVAC, plumbing, and refrigeration markets. The majority of the Company's manufacturing facilities operated at moderate levels during 2005, 2004, and the first half of 2006.

     New housing starts and commercial construction are important determinants of the Company's sales to the HVAC, refrigeration, and plumbing markets because the principal end use of a significant portion of the Company's products is in the construction of single and multi-family housing and commercial buildings. Repairs and remodeling projects are also important drivers of underlying demand for these products. The following are important economic indicators that impact the Company's businesses.
Per the U.S. Census Bureau, new housing starts in the U.S. were 1.6 million,
1.9 million, and 2.0 million in 2006, 2005, and 2004, respectively. The seasonally adjusted annual rate of the Value of Private Non-Residential Construction put in place was $314.5 billion in 2006, $255.4 billion in 2005, and $229.2 billion in 2004. The average 30 year fixed mortgage rate was 6.14 percent in December 2006, 6.27 percent in December 2005, and 5.75 percent in December 2004.

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

     The year ended December 30, 2006, contained 52 weeks while the years ended December 31, 2005 contained 53 weeks and December 25, 2004 contained 52 weeks.


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

Results of Operations

2006 Performance Compared with 2005

     Consolidated net sales in 2006 were $2.5 billion, a 45 percent increase over net sales of $1.7 billion in 2005. The increase is primarily attributable to higher raw material costs (which are passed through in the form of higher selling prices as discussed above), and contribution from businesses acquired late in 2005 (which includes our consolidated Chinese joint venture) which accounted for approximately $175.2 million. Net selling prices generally fluctuate with changes in raw material prices.
The COMEX average copper price in 2006 was approximately $3.09 per pound, or approximately 84 percent higher than the 2005 average of $1.68. This change increased the Company's net sales and cost of goods sold. These increases were partially offset by a decrease in sales unit volumes during the period.

     Cost of goods sold increased $679 million, to $2.1 billion in 2006. This increase was attributable primarily to higher raw material costs and acquired businesses, as discussed above. Gross profit was $401.5 million or 16.0 percent of net sales in 2006 compared with $300 million or 17.3 percent of net sales in 2005. During the fourth quarter of 2006 certain inventories valued using the FIFO method and certain firm commitments to purchase inventories were written down to the lower of cost or market resulting in a decrease in gross profit of $14.2 million. The year over year increase in gross profit was due to higher spreads in core product lines, primarily copper tube and fittings, and acquired businesses.

     Depreciation and amortization increased 2.2 percent to $41.6 million in 2006 from $40.7 million in 2005 primarily due to acquisitions in late 2005 and increased capital expenditures. Selling, general, and administrative expenses increased to $141.0 million in 2006; this $13.6 million increase was due to (i) incremental costs of approximately $8.2 million attributed to acquired businesses, (ii) increased incentive compensation of approximately $6.2 million which includes stock-based compensation, and (iii) net decrease of other costs of approximately $0.8 million.

     Interest expense increased to $20.5 million in 2006 from $19.6 million in 2005. The increase is primarily due to the increased borrowings from the Company's Chinese joint venture to fund operations during 2006.

     Other income includes (i) losses on the sale of property and equipment for approximately $2.6 million, (ii) interest income on invested cash balances of $6.1 million, (iii) rents, royalties and other, net of $2.1 million, (iv) minority interest expense related to our Chinese joint venture of $2.6 million, (v) gain on sale of an equity investment, Conbraco Industries, Inc., of $1.9 million, and (vi) equity in earnings of Conbraco Industries, Inc. prior to its sale of $1.0 million. Other income decreased approximately $6.8 million in 2006 compared to 2005. This decrease is attributable primarily to minority interest related to the Company's Chinese joint venture and a net loss on disposals of properties compared to a net gain in 2005, partially offset by higher interest income in 2006 resulting from higher average cash balances.

     The expense related to environmental remediation at certain non-operating properties of the Company, included in other income, net, totaled $0.6 million in 2006 and in 2005. The environmental expense related to operating properties is included as a component of cost of goods sold and was not significant for the periods presented.

     Income tax expense was $54.7 million, for an effective rate of 26.9 percent, for 2006. This rate is lower than what would be computed using the U.S. statutory federal rate primarily due to (i) changes in estimate regarding the estimated future benefits related to state income tax credit and net operating loss (NOL) carryforwards of $4.1 million; (ii) reductions in tax contingency reserves related to changes in estimates for transfer pricing of $3.3 million, and other reductions for various statute closings during 2006; (iii) release of the remaining valuation allowance related to a NOL carryforward in the U.K. of $2.9 million; (iv) recognition of benefits from the U.S. Manufacturer's deduction of $2.4 million and (v) benefits resulting from a tax holiday in certain of the Company's foreign subsidiaries of $0.9 million.

     The Company's employment was approximately 4,700 at the end of 2006 compared with 4,800 at the end of 2005.

Plumbing & Refrigeration Segment

     Net sales by Plumbing & Refrigeration were $1.7 billion in 2006 compared with $1.3 billion in 2005 for a 33.9 percent increase. Operating income was $197.4 million in 2006 compared with $125.5 million in 2005. The increase in net sales is due primarily to higher raw material costs, which are reflected in higher selling prices. The $71.9 million increase in operating profit was due to higher spreads in certain product lines and operating income from businesses acquired late in 2005. These increases were partially offset by lower unit sales volumes resulting from weak demand in the latter part of 2006.

OEM Segment

     OEM's net sales were $835.3 million in 2006 compared with $460.3 million in 2005. Operating income increased by $17.8 million to $44.8 million in 2006 compared with $27.0 million in 2005. Much of the increase relates to our Chinese joint venture, which commenced operations during the first quarter of 2006, and contributed $6.4 million of operating income on $142.8 million of net sales.

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

     Cost of goods sold increased $314 million, to $1.4 billion in 2005. This increase was attributable primarily to higher raw material costs (as discussed above) and acquired businesses. Gross profit was $300 million or
17.3 percent of net sales in 2005 compared with $263 million or 19.1 percent of net sales in 2004. The increase in gross profit was due to (i) higher spreads in core product lines, primarily copper tube and fittings,
(ii) acquired businesses and (iii) $1.3 million, or 2 cents per diluted share, resulting from the liquidation of LIFO inventory layers.

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

Plumbing & Refrigeration Segment

     Net sales by Plumbing & Refrigeration were $1.3 billion in 2005 compared with $1.0 billion in 2004 for a 30 percent increase. Operating income was $125.5 million in 2005 compared with $108.3 million in 2004. The increase in net sales is due primarily to higher raw material costs, which are reflected in higher selling prices. This $17.2 million increase in operating profit was due to (i) higher spreads and volume in certain product lines, (ii) $1.3 million, or 2 cents per diluted share, resulting from the liquidation of LIFO inventory layers, and (iii) operating income from acquired businesses in Mexico and the U.K.

OEM Segment

     OEM's net sales were $460 million in 2005 compared with $392 million in 2004. Operating income increased by $6.4 million to $27.0 million in 2005 compared with $20.6 million in 2004. During 2005, the OEM Segment posted improved results in all product areas with the exception of Brass Rod.


Liquidity and Capital Resources

     The Company's cash and cash equivalents balance increased to $200.5 million at December 30, 2006, from $129.7 million at December 31, 2005. Major components of the 2006 change included $64.5 million of cash provided by operating activities, $14.0 million of cash used in investing activities and $19.6 million of cash provided by financing activities.

     Net income from continuing operations of $148.9 million in 2006 was the primary component of cash provided by operating activities. Depreciation and amortization of $41.9 million was the primary non-cash adjustment. Major changes in working capital included a $15.5 million increase in trade accounts receivable and $56.8 million increase in inventories due to increased metal prices in 2006 compared with 2005 and contributions from acquired businesses, and $41.4 million decrease in current liabilities due to (i) a $28.1 million decrease in trade accounts payable due to lower purchasing volumes at the end of 2006, (ii) a $9.9 million decrease in income taxes payable and income tax contingences, and
(iii) a net reduction of other liabilities of $8.6 million. These decreases were partially offset by a $5.2 million increase in accrued compensation due primarily to increased incentive accruals.

     The major components of net cash used for investing activities during 2006 included $41.2 million used for capital expenditures including $17.9 million of capital expenditures by our Chinese joint venture, which was partially offset by the proceeds from the sale of our equity investment in Conbraco Industries, Inc. of $23 million.

     Net cash provided by financing activities totaled $19.6 million in 2006. The increases primarily relate to $28.8 million of proceeds from the issuance of long-term debt, primarily resulting from funds borrowed by our Chinese joint venture to fund operations, $1.1 million for the tax benefit of stock options exercised, and proceeds from the sale of treasury stock of $7.7 million. These increases were partially offset by decreases of $14.8 million for cash dividends paid to our shareholders, $2.0 million for debt repayments, and $1.1 million for the acquisition of treasury stock. The treasury stock transactions discussed above relate to stock option exercises.

     The Company has a $200 million unsecured line-of-credit (Credit Facility) which expires in December 2011. At year-end, the Company had no borrowings against the Credit Facility. Approximately $10.8 million in letters of credit were backed by the Credit Facility at the end of 2006. As of December 30, 2006, the Company's total debt was $344.1 million or 38 percent of its total capitalization.

     Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios. As of December 30, 2006, the Company was in compliance with all of its debt covenants.

     The Company expects to invest between $30 and $40 million for capital expenditures during 2007.

     Contractual cash obligations of the Company as of December 30, 2006 included the following:

(In millions)
                                         Payments Due by Year
                                               2008-     2010-
                           Total     2007      2009      2011      Thereafter
Long-term debt,
  including capital
  lease obligations        $344.2    $ 36.0    $  0.2    $  0.9    $307.1
Interest on fixed-
  rate debt                 143.7      18.5      35.9      35.7      53.6
Consulting Agreements (1)    13.3       1.3       2.7       2.0       7.3
Operating leases             20.5       7.1       7.7       3.9       1.8
Purchase commitments (2)    321.8     321.8         -         -         -
                            -----     -----     -----     -----     -----
Total contractual
  cash obligations         $843.5    $384.7    $ 46.5    $ 42.5    $369.8
                            =====     =====     =====     =====     =====

(1) See Note 10 to Consolidated Financial Statements.
(2) Purchase commitments include $27.8 million of open fixed price purchases of raw materials. Additionally, the Company has contractual supply commitments, totaling $294.0 million at year-end prices, for raw materials consumed in the ordinary course of business; these contracts contain variable pricing based on COMEX.

     The above obligations will be satisfied with existing cash, the Credit Facility, and cash generated by operations. Additionally, the cash flow to fund pension and OPEB obligations was $3.3 million in 2006 and $2.6 million in 2005. During 2005 and 2004, funded pension assets recovered a significant portion of market value declines experienced in 2002. The Company expects to contribute approximately $2.5 million to its pension plans and $0.9 million to its other postretirement benefit plans in 2007. The Company has no off-balance sheet financing arrangements except for the operating leases identified above.

     Fluctuations in the cost of copper and other raw materials affect the Company's liquidity. Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable. In June 2005 the price of copper averaged approximately $1.62 per pound. Since then the price of copper has fluctuated significantly and averaged approximately $3.09 per pound in December 2006. During 2006 copper reached a historic high of $4.08 per pound.

     The Company's Board of Directors declared a regular quarterly dividend of 10 cents per share on its Common Stock during each quarter of 2006, 2005 and 2004. Additionally, during 2004 the Company distributed a Special Dividend composed of $6.50 in cash and $8.50 in principal amount of the Company's 6% Subordinated Debentures due 2014 per share of Common Stock. Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors.

     Management believes that cash provided by operations, the Credit Facility, and currently available cash of $200.5 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio (current assets divided by current liabilities) was 3.0 to 1 as of December 30, 2006.

     The Company's Board of Directors has authorized the repurchase, until October 2007, of up to ten million shares of the Company's Common Stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through December 30, 2006, the Company had repurchased approximately 2.4 million shares under this authorization.

Environmental Matters

     The Company ended 2006 with total environmental reserves of approximately $8.9 million. Based upon information currently available, management believes that the outcome of pending environmental matters will not materially affect the overall financial position and results of operations of the Company.

Market Risks

     The Company is exposed to market risk from changes in raw material and energy costs, interest rates, and foreign currency exchange rates. To reduce such risks, the Company may periodically use financial instruments. All hedging transactions are authorized and executed pursuant to policies and procedures. Further, the Company does not buy or sell financial instruments for trading purposes. A discussion of the Company's accounting for derivative instruments and hedging activities is included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

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

     The Company occasionally enters into forward fixed-price arrangements with certain customers. The Company may utilize forward contracts to hedge risks associated with forward fixed-price arrangements. The Company may also utilize forward contracts to manage price risk associated with inventory. Depending on the nature of the hedge, changes in the fair value of the forward contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of comprehensive income and reflected in earnings upon the sale of inventory. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory. At year-end, the Company held open forward contracts to purchase approximately $5.9 million of copper over the next seven months related to fixed-price sales orders. The Company also held open forward contracts to sell approximately $14.3 million of copper in March 2007 related to the price risk of inventory on hand.

     Futures contracts may also be used to manage price risk associated with natural gas purchases. The effective portion of gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon consumption of natural gas. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices. At year-end, the Company held open forward contracts to purchase approximately $0.6 million of natural gas over the next three months.

Interest Rates

     At December 30, 2006 and December 31, 2005, the fair value of the Company's debt was estimated at $320.7 million and $298.1 million, respectively, primarily using market yields and taking into consideration the underlying terms of the debt. Such fair value was less than the carrying value of debt at December 30, 2006 and December 31, 2005 by $23.4 million and $18.1 million, respectively. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent decrease in interest rates and amounted to $10.6 million at December 30, 2006 and $4.1 million at December 31, 2005.

     The Company had variable-rate debt outstanding of $36.1 million at December 30, 2006 and $5.5 million at December 31, 2005. At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company's pretax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on LIBOR.

Foreign Currency Exchange Rates

     Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material; however, the Company may utilize certain forward fixed-rate contracts to hedge such transactional exposures. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon collection of receivables. At year-end, the Company held open forward contracts to purchase approximately $2.9 million U.S. dollars.

     The Company's primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars. The primary currencies to which the Company is exposed include the Canadian dollar, the British pound sterling, the Euro, the Mexican peso, and the Chinese renminbi. The Company generally views as long-term its investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, the Company generally does not hedge these net investments. The net investment in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates was $191.5 million at December 30, 2006 and $143.3 million at December 31, 2005. The primary reason for the increase in 2006 is from additional, planned investments in the Company's Chinese joint venture and cash advances to its European operations. The potential loss in value of the Company's net investment in foreign subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at December 30, 2006 and December 31, 2005 amounted to $19.2 million and $14.3 million, respectively. This change would be reflected in the foreign currency translation component of accumulated other comprehensive income in the equity section of the Company's Consolidated Balance Sheets, unless the foreign subsidiaries are sold or otherwise disposed.

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

Inventory Valuation

     Inventories are valued at the lower of cost or market. A significant component of the Company's inventory is copper; the domestic copper inventories are valued under the LIFO method, which represent approximately
12.6 percent of total inventories. The market price of copper cathode and scrap are subject to volatility. During periods when open market prices decline below net book value, the Company may need to provide an allowance to reduce the carrying value of its inventory. In addition, certain items in inventory may be considered obsolete and, as such, the Company may establish an allowance to reduce the carrying value of those items to their net realizable value. Changes in these estimates related to the value of inventory, if any, may result in a materially adverse or positive impact on the Company's reported financial position or results of operations. The Company recognizes the impact of any changes in estimates, assumptions, and judgments in income in the period in which it is determined.

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


Recently Issued Accounting Standards

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of December 31, 2006 (the first day of fiscal 2007), as required. The cumulative effect of adopting FIN 48 will be recorded as a change to opening retained earnings in the first quarter of 2007. The Company has not completed the process of evaluating the impact that the adoption of FIN 48 will have on its Consolidated Financial Statements.

     The FASB has issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. The Company is required to adopt the provisions of this statement in the first quarter of fiscal 2008. Management is reviewing the potential effects of this statement; however, it does not expect the adoption of SFAS No. 157 to have a material impact on the Company's Consolidated Financial Statements.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans to recognize the funded status of those plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company's financial condition at December 30, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158 did not have an effect on the Company's Consolidated Balance Sheet in any prior period. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position has not yet been adopted as it is required for fiscal years ending after December 15, 2008. See Note 9 to the financial statements for further discussion of the effect of the adoption of SFAS No. 158 on the Company's Consolidated Financial Statements.


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

Mueller Industries, Inc.
Consolidated Statements of Income
Years Ended December 30, 2006, December 31, 2005, and December 25, 2004

(In thousands, except per share data)
                                            2006          2005          2004
Net sales                               $2,510,912    $1,729,923    $1,379,056

Cost of goods sold                       2,109,436     1,430,075     1,115,612
                                         ---------     ---------     ---------
Gross profit                               401,476       299,848       263,444

Depreciation and amortization               41,619        40,696        40,613
Selling, general, and
   administrative expense                  140,972       127,394       106,400
Impairment charge                                -             -         3,941
                                         ---------     ---------     ---------
Operating income                           218,885       131,758       112,490

Interest expense                           (20,477)      (19,550)       (3,974)
Other income, net                            5,171        11,997         6,842
                                         ---------     ---------     ---------
Income from continuing operations
   before income taxes                     203,579       124,205       115,358

Income tax expense                         (54,710)      (34,987)      (35,942)
                                         ---------     ---------     ---------
Income from continuing operations          148,869        89,218        79,416

Income from discontinued operations,
   net of income taxes                           -         3,324             -
                                         ---------     ---------     ---------
Net income                              $  148,869    $   92,542    $   79,416
                                         =========     =========     =========

See accompanying notes to consolidated financial statements.


Mueller Industries, Inc.
Consolidated Statements of Income (continued)
Years Ended December 30, 2006, December 31, 2005, and December 25, 2004

(In thousands, except per share data)
                                            2006          2005          2004
Weighted average shares for basic
   earnings per share                       36,893        36,590        35,321
Effect of dilutive stock options               353           513         1,590
                                         ---------     ---------     ---------
Adjusted weighted average shares for
   diluted earnings per share               37,246        37,103        36,911
                                         =========     =========     =========

Basic earnings per share:
  From continuing operations            $     4.04    $     2.44    $     2.25
  From discontinued operations                   -          0.09             -
                                         ---------     ---------     ---------
  Basic earnings per share              $     4.04    $     2.53    $     2.25
                                         =========     =========     =========

Diluted earnings per share:
  From continuing operations            $     4.00    $     2.40    $     2.15
  From discontinued operations                   -          0.09             -
                                         ---------     ---------     ---------
  Diluted earnings per share            $     4.00    $     2.49    $     2.15
                                         =========     =========     =========
Dividends per share                     $     0.40    $     0.40    $    15.40
                                         =========     =========     =========

See accompanying notes to consolidated financial statements.


Mueller Industries, Inc.
Consolidated Balance Sheets
As of December 30, 2006 and December 31, 2005

(In thousands)
                                                        2006           2005
Assets
Current assets
   Cash and cash equivalents                       $   200,471    $   129,685
   Accounts receivable, less allowance for
      doubtful accounts of $6,806 in 2006
      and $5,778 in 2005                               281,679        260,685
   Inventories                                         258,647        196,987
   Current deferred income taxes                        21,421         19,900
   Other current assets                                 13,976         17,019
                                                    ----------     ----------
      Total current assets                             776,194        624,276

Property, plant, and equipment, net                    315,064        307,046

Goodwill                                               155,653        152,171

Other assets                                            21,996         33,435
                                                    ----------     ----------
      Total Assets                                 $ 1,268,907    $ 1,116,928
                                                    ==========     ==========

See accompanying notes to consolidated financial statements.


Mueller Industries, Inc.
Consolidated Balance Sheets (continued)
As of December 30, 2006 and December 31, 2005

 (In thousands, except share data)
                                                        2006           2005
Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt               $    35,998    $     4,120
   Accounts payable                                     96,095        124,216
   Accrued wages and other employee costs               43,281         38,095
   Other current liabilities                            80,145         97,251
                                                    ----------     ----------
      Total current liabilities                        255,519        263,682

Long-term debt, less current portion                   308,154        312,070
Pension liabilities                                     19,900         21,721
Postretirement benefits other than pensions             16,699         13,515
Environmental reserves                                   8,907          9,073
Deferred income taxes                                   46,408         63,944
Other noncurrent liabilities                             2,206          3,078
                                                    ----------     ----------
      Total liabilities                                657,793        687,083
                                                    ----------     ----------

Minority interest in subsidiaries                       22,300          6,937

Stockholders' equity
   Preferred stock - $1.00 par value;
      shares authorized 5,000,000;
      none outstanding                                       -              -
   Common stock - $.01 par value; shares
      authorized 100,000,000; issued 40,091,502;
      outstanding 37,025,285 in 2006
      and 36,643,590 in 2005                               401            401
   Additional paid-in capital, common                  256,906        252,889
   Retained earnings                                   386,038        253,433
   Accumulated other comprehensive income (loss)        12,503         (8,848)
   Treasury common stock, at cost                      (67,034)       (74,967)
                                                    ----------     ----------
      Total stockholders' equity                       588,814        422,908
                                                    ----------     ----------
Commitments and contingencies                                -              -
                                                    ----------     ----------
      Total Liabilities and Stockholders' Equity   $ 1,268,907    $ 1,116,928
                                                    ==========     ==========

See accompanying notes to consolidated financial statements.


Mueller Industries, Inc.
Consolidated Statements of Cash Flows
Years Ended December 30, 2006, December 31, 2005, and December 25, 2004

(In thousands)
                                            2006          2005          2004
Operating activities:
Income from continuing operations       $  148,869    $   89,218    $   79,416
Reconciliation of income from
  continuing operations to net cash
  provided by operating activities:
   Depreciation                             41,179        40,398        40,316
   Amortization of intangibles                 440           298           297
   Amortization of Subordinated
    Debenture costs                            236           162            26
   Stock-based compensation expense          2,789             -             -
   Income tax benefit from exercise
    of stock options                        (1,065)          991        31,778
   Impairment charge                             -             -         3,941
   Deferred income taxes                   (19,339)       (9,556)        2,711
   Provision for doubtful
    accounts receivable                      1,109         1,911         1,404
   Minority interest in subsidiaries,
    net of dividend paid                     2,610             9          (141)
   Gain on sale of equity investment        (1,876)            -             -
   Gain on early retirement of debt            (97)            -             -
   Loss (gain) on disposal of properties     2,620        (3,665)       (5,729)
   Equity in (earnings) loss of
    unconsolidated subsidiary                 (964)       (4,480)        2,026
   Changes in assets and liabilities,
    net of businesses acquired:
      Receivables                          (15,459)      (64,905)      (15,722)
      Inventories                          (56,786)       (5,979)      (26,208)
      Other assets                           1,449         1,764        (6,689)
      Current liabilities                  (41,357)       66,435        45,274
      Other liabilities                     (2,578)       (5,894)          296
      Other, net                             2,759          (590)        1,765
                                         ---------     ---------     ---------
Net cash provided by
   operating activities                     64,539       106,117       154,761
                                         ---------     ---------     ---------

Investing activities:
Capital expenditures                       (41,206)      (18,449)      (19,980)
Acquisition of businesses, net
  of cash received                           3,632        (6,937)      (56,946)
Proceeds from sales of properties
  and equity investment                     23,528        10,112         6,334
                                         ---------     ---------     ---------
Net cash used in
  investing activities                     (14,046)      (15,274)      (70,592)
                                         ---------     ---------     ---------

See accompanying notes to consolidated financial statements.

Mueller Industries, Inc.
Consolidated Statements of Cash Flows (continued)
Years ended December 30, 2006, December 31, 2005, and December 25, 2004

(In thousands)
                                            2006          2005          2004
Financing activities:
Repayments of long-term debt            $   (2,058)   $   (1,091)   $   (6,608)
Dividends paid                             (14,776)      (14,646)     (259,882)
Proceeds from issuance of
 long-term debt                             28,759             -             -
Acquisition of treasury stock               (1,092)         (551)      (42,641)
Issuance of shares under incentive
  stock option plans from treasury           7,701         4,819        18,978
Income tax benefit from exercise of
  stock options                              1,065             -             -
Subordinated Debenture issuance costs            -             -        (2,187)
                                         ---------     ---------     ---------
Net cash provided by
  (used in)financing activities             19,599       (11,469)     (292,340)
                                         ---------     ---------     ---------
Effect of exchange rate changes on cash        694          (462)          532
Net cash provided by operating
  activities of discontinued operations          -         3,324             -
                                         ---------     ---------     ---------
Increase (decrease) in cash and
  cash equivalents                          70,786        82,236      (207,639)
Cash and cash equivalents at the
  beginning of the year                    129,685        47,449       255,088
                                         ---------     ---------     ---------
Cash and cash equivalents at the
  end of the year                       $  200,471    $  129,685    $   47,449
                                         =========     =========     =========

For supplemental disclosures of cash flow information, see
Notes 1, 5, 6, 7, and 13.

See accompanying notes to consolidated financial statements.


Mueller Industries, Inc.
Consolidated Statements Stockholders' Equity
Years Ended December 30, 2006, December 31, 2005, and December 25, 2004

(In thousands)
                                                     2006                    2005                    2004
                                              Shares      Amount      Shares      Amount      Shares      Amount
Common stock:
Balance at beginning of year                  40,092    $      401    40,092    $      401   40,092     $      401
                                             -------     ---------   -------     ---------   ------      ---------
Balance at end of year                        40,092    $      401    40,092    $      401   40,092     $      401
                                             =======     =========   =======     =========   ======      =========

Additional paid-in capital:
Balance at beginning of year                            $  252,889              $  252,931              $  259,110
Issuance of shares under
  incentive stock option plans                              (1,324)                 (1,033)                (37,957)
Stock option related compensation                            4,276                       -                       -
Income tax benefit from exercise of
  stock options                                              1,065                     991                  31,778
                                                         ---------               ---------               ---------
Balance at end of year                                  $  256,906              $  252,889              $  252,931
                                                         =========               =========               =========

Retained earnings:
Balance at beginning of year                            $  253,433              $  175,537              $  655,495
Net income                                                 148,869                  92,542                  79,416
Dividends and other                                        (16,264)                (14,646)               (559,374)
                                                         ---------               ---------               ---------
Balance at end of year                                  $  386,038              $  253,433              $  175,537
                                                         =========               =========               =========

Accumulated other comprehensive
  income (loss):
Foreign currency translation                            $   17,778              $  (10,122)             $    8,560
Minimum pension liability adjustment,
  net of applicable income tax (expense)
  benefit of $(1,165), $339, $(2)                            7,108                  (2,141)                     (2)
Change in fair value of derivatives,
  net of applicable income tax (expense)
  benefit of $199, $(201), $(134)                             (355)                    330                     219
Losses reclassified into earnings
  from other comprehensive income,
  net of applicable income tax (expense)
  benefit of $0, $0, $65                                         -                       -                    (106)
                                                         ---------               ---------               ---------
Total other comprehensive income (loss)                     24,531                 (11,933)                  8,671
Balance at beginning of year                                (8,848)                  3,085                  (5,586)
Adjustment to initially apply SFAS No. 158,
  net of income tax benefit of $1,526                       (3,180)                      -                       -
                                                         ---------               ---------               ---------
Balance at end of year                                  $   12,503              $   (8,848)             $    3,085
                                                         =========               =========               =========

See accompanying notes to consolidated financial statements.

Mueller Industries, Inc.
Consolidated Statements Stockholders' Equity (continued)
Years Ended December 30, 2006, December 31, 2005, and December 25, 2004

(In thousands)
                                                     2006                    2005                    2004
                                              Shares      Amount      Shares      Amount      Shares      Amount
Treasury stock:
Balance at beginning of year                   3,448    $  (74,967)    3,702    $  (80,268)   5,815     $  (94,562)
Issuance of shares under
  incentive stock option plans                  (414)        9,025      (283)        5,852   (3,242)        56,935
Repurchase of common stock                        33        (1,092)       29          (551)   1,129        (42,641)
                                             -------     ---------   -------     ---------   ------      ---------
Balance at end of year                         3,067    $  (67,034)    3,448    $  (74,967)   3,702     $  (80,268)
                                             =======     =========   =======     =========   ======      =========

Total comprehensive income:
Net income                                              $  148,869              $   92,542              $   79,416
Other comprehensive income (loss)                           24,531                 (11,933)                  8,671
                                                         ---------               ---------               ---------
Total comprehensive income                              $  173,400              $   80,609              $   88,087
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

Principles of Consolidation

     The Consolidated Financial Statements include the accounts of Mueller Industries, Inc. and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority interest represents a separate private ownership of 49.5 percent of Jiangsu Mueller-Xingrong Copper Industries Limited (Mueller-Xingrong), 25 percent of Ruby Hill Mining Company, and 19 percent of Richmond-Eureka Mining Company. Prior to its sale in 2006 the Company accounted for its minority investment in Conbraco Industries, Inc. (Conbraco) on the equity method.

Revenue Recognition

     Revenue is recognized when title passes to the customer either when products are shipped, provided collection is determined to be probable and no significant obligations remain for the Company, or upon the terms of the sale. Estimates for future rebates on certain product lines, product returns, and bad debts are recognized in the period which the revenue is recorded. The cost of shipping product to customers is expensed as incurred as a component of cost of goods sold.

Cash Equivalents

     Temporary investments with original maturities of three months or less are considered to be cash equivalents. These investments are stated at cost. At December 30, 2006 and December 31, 2005, temporary investments consisted of money market mutual funds, commercial paper, bank repurchase agreements, and U.S. and foreign government securities totaling $182.8 million and $123.7 million, respectively.

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

     Elements of cost in finished goods inventory in addition to the cost of material include depreciation, amortization, utilities, consumable production supplies, maintenance, production, wages and transportation costs. In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs", which specifies that certain abnormal costs must be recognized as current period charges. This Statement, which was effective for inventory costs incurred after September 1, 2005, did not materially affect the Company's results of operations or financial position.

     The market price of copper cathode and scrap are subject to volatility. During periods when open market prices decline below net book value, the Company may need to provide an allowance to reduce the carrying value of its inventory. In addition, certain items in inventory may be considered obsolete and, as such, the Company may establish an allowance to reduce the carrying value of those items to their net realizable value. Changes in these estimates related to the value of inventory, if any, may result in a materially adverse impact on the Company's reported financial position or results of operations. The Company recognizes the impact of any changes in estimates, assumptions, and judgments in income in the period in which it is determined.

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

     The Company evaluates the carrying value of property, plant and equipment whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. If an impairment exists, the net book values are reduced to fair values as warranted.

Goodwill

     Goodwill represents cost in excess of fair values assigned to the underlying net assets of acquired businesses. Under SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is subject to impairment testing which compares carrying values to fair values and, when appropriate, the carrying value of these assets is required to be reduced to fair value.
The Company performs its annual impairment assessment as of the first day of the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. For testing purposes, the Company uses components of its reporting segments; components of a segment having similar economic characteristics are combined. No impairment loss resulted from the 2006, 2005 or 2004 annual tests performed under SFAS No. 142; however, as discussed in Note 4, an impairment charge was recognized in the first quarter of 2004. There can be no assurance that additional goodwill impairment will not occur in the future.

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

Earnings Per Share

     Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options calculated using the treasury stock method. Approximately 330,000 stock options were excluded from the computation of diluted earnings per share at December 30, 2006 as the options' exercise price was higher than the average market price of the Company's stock.

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

Stock-Based Compensation

     Effective January 1, 2006, the Company adopted SFAS No. 123 (R), "Share-Based Payment", and began recognizing compensation expense in its Consolidated Statements of Income as a selling, general, and administrative expense, for its stock option grants based on the fair value of the awards. Prior to January 1, 2006, the Company accounted for stock option grants under the recognition and measurement provisions of APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". No stock-based compensation expense was reflected in net income prior to adopting SFAS No. 123 (R) as all options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant.

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

     The Company's historical experience in collection of accounts receivable falls within the recorded allowances. Due to these factors, no additional credit risk, beyond amounts provided for collection losses, is believed inherent in the Company's accounts receivable.

Derivative Instruments and Hedging Activities

     The Company has utilized forward contracts to manage the volatility related to purchases of copper and natural gas, and certain transactions denominated in foreign currencies. In addition, the Company has reduced its exposure to increases in interest rates by entering into an interest rate swap contract. These contracts have been designated as cash flow hedges.
The Company also utilized forward contracts to protect the value of a portion of its copper inventory on hand at December 30, 2006. This contract has been designated as a fair value hedge. The Company accounts for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Gains and losses recognized by the Company related to the ineffective portion of its hedging instruments, as well as gains and losses related to the portion of the hedging instruments excluded from the assessment of hedge effectiveness, were not material to the Company's Consolidated Financial Statements. Should these contracts no longer meet hedge criteria in accordance with SFAS No. 133, either through lack of effectiveness or because the hedged transaction is not probable of occurring, all deferred gains and losses related to the hedge will be immediately reclassified from accumulated other comprehensive income into earnings.

     At December 30, 2006, the Company held open forward contracts to purchase approximately $5.9 million of copper over the next seven months related to fixed-price sales orders. The Company also held open forward contracts to sell approximately $14.3 million of copper in March 2007 related to the price risk of inventory on hand. Also, the Company held open forward commitments to purchase approximately $0.6 million of natural gas in the next three months.

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

Fair Value of Financial Instruments

     The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments. Primarily using market yields, the fair value of the Company's debt instruments were estimated to be $320.7 million and $298.0 million at December 30, 2006 and December 31, 2005, respectively. The fair value of the Company's interest rate swap contract was approximately $0.1 million at December 30, 2006 and approximately $0.2 million at December 31, 2005. This value represents the estimated amount the Company would need to pay if the contract was terminated before maturity, principally resulting from market interest rate decreases. The fair value of committed forward contracts to purchase copper and natural gas was $(0.6) million and $(0.3) million, respectively at December 30, 2006. The fair value of the forward contract to sell copper was $2.5 million at December 30, 2006. The Company estimates the fair value of contracts by obtaining quoted market prices.

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

Recently Issued Accounting Standards

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of December 31, 2006 (the first day of fiscal 2007), as required. The cumulative effect of adopting FIN 48 will be recorded as a change to opening retained earnings in the first quarter of 2007. The Company has not completed the process of evaluating the impact that the adoption of FIN 48 will have on its Consolidated Financial Statements.

     The FASB has issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. The Company is required to adopt the provisions of this statement in the first quarter of fiscal 2008. Management is reviewing the potential effects of this statement; however, it does not expect the adoption of SFAS No. 157 to have a material impact on the Company's Consolidated Financial Statements.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans to recognize the funded status of those plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company's financial condition at December 30, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158 did not have an effect on the Company's Consolidated Balance Sheet in any prior period. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position has not yet been adopted as it is required for fiscal years ending after December 15, 2008. See Note 9 for further discussion of the effect of the adoption of SFAS No. 158 on the Company's consolidated financial statements.

Reclassifications

     Certain amounts in the prior years' Consolidated Financial Statements have been reclassified to conform to the current year presentation.

General

     The years ended December 30, 2006, December 31, 2005, and December 25, 2004 contained 52, 53, and 52 weeks, respectively.

Note 2 - Inventories

(In thousands)
                                                        2006           2005
Raw material and supplies                          $    48,265    $    42,333
Work-in-process                                         40,209         24,610
Finished goods                                         188,457        133,874
Valuation reserves                                     (18,284)        (3,830)
                                                    ----------     ----------
Inventories                                        $   258,647    $   196,987
                                                    ==========     ==========

     Inventories valued using the LIFO method totaled $32.6 million at December 30, 2006 and $33.5 million at December 31, 2005. At
December 30, 2006 and December 31, 2005, the approximate FIFO cost of such inventories was $143.1 million and $87.8 million respectively. During the fourth quarter of 2006 certain inventories valued using the FIFO method and certain firm commitments to purchase inventories were written down to the lower of cost or market. The write down of approximately $14.2 million, or 26 cents per diluted share after tax, resulted from the open market price of copper falling below the inventories' net book value.


Note 3 - Property, Plant, and Equipment, Net

(In thousands)
                                                        2006           2005
Land and land improvements                         $    12,481    $    11,881
Buildings                                              101,046         93,013
Machinery and equipment                                535,373        504,075
Construction in progress                                15,430          7,098
                                                    ----------     ----------
                                                       664,330        616,067
Less accumulated depreciation                         (349,266)      (309,021)
                                                    ----------     ----------
Property, plant, and equipment, net                $   315,064    $   307,046
                                                    ==========     ==========

Note 4 - Goodwill

     The changes in the carrying amount of goodwill were as follows:

(In thousands)
                                        Plumbing &
                                       Refrigeration      OEM
                                          Segment        Segment        Total
Balance at December 25, 2004            $  128,115    $    8,500    $  136,615
Goodwill resulting from
  acquisitions during the year              11,174             -        11,174
Adjustments to the fair value of
  businesses acquired during 2004            1,589             -         1,589
Contingent earn-out payments                 3,000           353         3,353
Foreign currency translation adjustment       (560)            -          (560)
                                         ---------     ---------     ---------
Balance at December 31, 2005               143,318         8,853       152,171
Goodwill resulting from
  acquisitions during the year                   -         1,118         1,118
Foreign currency translation adjustment      2,364             -         2,364
                                         ---------     ---------     ---------
Balance at December 30, 2006            $  145,682    $    9,971    $  155,653
                                         =========     =========     =========

     During 2004, the Company recognized a $3.9 million non-cash impairment charge related to Overstreet-Hughes, Co., Inc. and reduced its goodwill by $2.3 million and its carrying cost in long-lived assets by $1.6 million, its best estimate of fair value. This estimate was determined based on a discounted cash flow method.


Note 5 - Long-Term Debt

(In thousands)
                                                        2006           2005
6% Subordinated Debentures, due 2014               $   297,688    $   299,492
2001 Series IRBs with interest at
  6.63%, due 2021                                       10,000         10,000
Mueller-Xingrong line of credit with
  interest at 5.47%, due 2007                           27,737              -
Other, including capitalized lease obligations           8,727          6,698
                                                    ----------     ----------
                                                       344,152        316,190
Less current portion of long-term debt                 (35,998)        (4,120)
                                                    ----------     ----------
Long-term debt                                     $   308,154    $   312,070
                                                    ==========     ==========

     On October 26, 2004, as part of a Special Dividend, the Company issued $299.5 million in principal amount of its 6% Subordinated Debentures (the Debentures) due November 1, 2014. Interest on the Debentures is payable semi-annually on May 1 and November 1. The Company may repurchase the Debentures through open market transactions or through privately negotiated transactions. During 2006 the Company repurchased through open market transactions and extinguished $1.8 million in principal amount of its Debentures. The Debentures may be redeemed in whole at any time or in part from time to time at the option of the Company at the following redemption price (expressed as a percentage of principal amount) plus any accrued but unpaid interest to, but excluding, the redemption date:

If redeemed during the 12-month period beginning October 26,
         Year                                          Redemption Price
         2006                                           103%
         2007                                           102
         2008                                           101
         2009 and thereafter                            100

     On December 1, 2006, the Company executed a Credit Agreement (the Agreement) with a syndicate of banks establishing an unsecured $200 million revolving credit facility (the Credit Facility) which matures December 1, 2011. Borrowings under the Credit Facility bear interest, at the Company's option, at LIBOR plus a variable premium or the greater of Prime or the Federal Funds rate plus 0.5 percent. LIBOR advances may be based upon the one, two, three, or six-month LIBOR. The variable premium over LIBOR is based on certain financial ratios, and can range from 27.5 to 67.5 basis points. At December 30, 2006, the premium was 50.0 basis points. Additionally, a facility fee is payable quarterly on the total commitment and varies from 10.0 to 20.0 basis points based upon the Company's capitalization ratio. Availability of funds under the Credit Facility is reduced by the amount of certain outstanding letters of credit, which are used to secure the Company's payment of insurance deductibles and certain retiree health benefits, totaling approximately $10.8 million at December 30, 2006. Terms of the letters of credit are generally one year but are renewable annually as required. There were no borrowings outstanding as of December 30, 2006.

     Borrowings under the Agreement require the Company, among other things, to meet certain minimum financial ratios. At December 30, 2006, the Company was in compliance with all debt covenants.

     On April 4, 2006, Mueller-Xingrong, the Company's majority owned subsidiary, entered into a Credit Agreement with a syndicate of four banks establishing a secured RMB 320 million, or $39.9 million USD, revolving working capital credit facility (the JV Credit Facility) which matures in April 2007. Proceeds from the JV Credit Facility were used to pay-off amounts outstanding under an existing bridge loan facility. Borrowings under the JV Credit Facility are secured by the real property and equipment of Mueller-Xingrong and bear interest at 98 percent of the latest base-lending rate published by the Peoples Bank of China (currently 5.47 percent).

     Aggregate annual maturities of the Company's debt are $36.0 million, $0.1 million, $0.1 million, $0.1 million, and $0.8 million for the years 2007 through 2011 respectively. Interest paid in 2006, 2005, and 2004 was $20.4 million, $19.0 million, and $1.1 million respectively. No interest was capitalized in 2006, 2005, or 2004.


Note 6 - Stockholders' Equity

     On October 26, 2004, the Company distributed a Special Dividend consisting of $6.50 in cash and $8.50 in principal amount of the Company's 6% Subordinated Debentures due 2014 for each share of Common Stock. Additionally, the Company paid regular quarterly cash dividends of 10 cents per share per quarter in 2006, 2005 and 2004.

     The Company's Board of Directors has authorized the repurchase, until October 2007, of up to 10 million shares of the Company's Common Stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through December 30, 2006, the Company had repurchased approximately 2.4 million shares under this authorization.

     Components of accumulated other comprehensive income (loss) are as follows:

(In thousands)
                                                        2006           2005
Cumulative foreign currency translation adjustment $    25,314    $     6,154
Minimum pension liability, net of income tax                 -        (14,984)
Unrecognized prior service cost, net of income tax        (856)             -
Unrecognized actuarial net loss, net of income tax     (11,582)             -
Unrealized derivative losses, net of income tax           (373)           (18)
                                                    ----------     ----------
Accumulated other comprehensive income (loss)      $    12,503    $    (8,848)
                                                    ==========     ==========

     The Company adopted the recognition and disclosure provisions of SFAS No. 158 on December 30, 2006. Pursuant to the adoption of SFAS No. 158, unrecognized prior service costs and actuarial gains and losses are recognized in accumulated other comprehensive income, net of tax. Additionally, subsequent to the adoption of SFAS No. 158, minimum pension liabilities are no longer recognized. See Note 9 for addition information regarding the effect of the adoption of SFAS No. 158.

     During 2006, the increase in cumulative foreign currency translation adjustment relates to (i) Mueller-Xingrong, the Company's Chinese joint venture formed in December 2005, (ii) the increase in value of British pound sterling of approximately 14 percent, and (iii) the tax effect of certain intercompany transactions of approximately $1.5 million, partially offset by the decrease in value of the Mexican peso of approximately 1.5 percent.

     During 2005, the reduction in cumulative foreign currency translation adjustment relates to the decrease in value of British pound sterling of approximately 10.4 percent plus the tax effect of certain intercompany transactions of approximately $1.7 million, partially offset by the increase in value of the Mexican peso of approximately 3.7 percent.


Note 7 - Income Taxes

     The components of income from continuing operations before income taxes, after consideration of minority interest, were taxed under the following jurisdictions:

(In thousands)
                                            2006          2005          2004
Domestic                                $  188,919    $  114,735    $  110,913
Foreign                                     14,660         9,470         4,445
                                         ---------     ---------     ---------
Income from continuing operations
   before income taxes                  $  203,579    $  124,205    $  115,358
                                         =========     =========     =========

     Income tax expense attributable to continuing operations consists of the following:

(In thousands)
                                            2006          2005          2004
Current tax (benefit) expense:
   Federal                              $   69,119    $   42,811    $   30,920
   Foreign                                   5,460           499           642
   State and local                            (530)        1,233         1,669
                                         ---------     ---------     ---------
Current tax expense                         74,049        44,543        33,231
                                         ---------     ---------     ---------

Deferred tax (benefit) expense:
   Federal                                 (10,544)       (7,570)        3,020
   Foreign                                  (4,504)         (280)         (182)
   State and local                          (4,291)       (1,706)         (127)
                                         ---------     ---------     ---------
Deferred tax (benefit)expense              (19,339)       (9,556)        2,711
                                         ---------     ---------     ---------
Income tax expense                      $   54,710    $   34,987    $   35,942
                                         =========     =========     =========

     No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. It is not practicable to compute the potential deferred tax liability associated with these undistributed foreign earnings.

     The difference between the reported income tax expense and a tax determined by applying the applicable U.S. federal statutory income tax rate to income from continuing operations before income taxes, after consideration of minority interest, is reconciled as follows:

(In thousands)
                                            2006          2005          2004
Expected income tax expense             $   71,253    $   43,471    $   40,375
State and local income tax,
  net of federal benefit                     1,947           316         1,160
Change in estimate for state
  deferred taxes                            (4,137)       (1,129)            -
Foreign income taxes                        (2,297)         (975)         (652)
Valuation allowance                         (3,526)       (1,962)       (2,605)
Adjustment for correction of prior
  year tax provision                             -        (2,862)            -
U.S. manufacturers deduction                (2,355)       (1,015)            -
Tax contingency changes related to
  transfer pricing                          (3,321)            -             -
Other, net                                  (2,854)         (857)       (2,336)
                                         ---------     ---------     ---------
Income tax expense                      $   54,710    $   34,987    $   35,942
                                         =========     =========     =========

     A foreign income tax holiday is in effect for 2006 and 2007, resulting in a $0.9 million tax benefit in 2006, or 2 cents per diluted share. For 2008 through 2010, the foreign jurisdiction will impose a reduced tax rate.

     The Company has recorded tax contingency reserves of $6.1 million as of December 30, 2006 and $11.9 million as of December 31, 2005 related to transfer pricing and other miscellaneous risks. During 2006, the Company recorded a $3.3 million state benefit net of federal effects, or 9 cents per diluted share, to reduce the tax contingency reserves related to a change in estimate regarding certain transfer pricing risks.

     During 2006, due to a court ruling and other factors, the Company revised estimates of the future realization of certain state income tax credits and net operating loss (NOL) carryforwards. Prior to 2006, the gross deferred tax asset and related valuation allowance for these credit and NOL carryforwards were not recognized in the Consolidated Balance Sheets. As a result of the factors mentioned above, the Company recognized $29.0 million in gross deferred tax assets, related to state income tax credit and NOL carryforwards during 2006. The gross deferred tax asset was reduced by a valuation allowance of $24.9 million, for a net benefit of $4.1 million net of federal effects, or 11 cents per diluted share. The estimates related to the future realization of the state tax credit and NOL carryforwards are highly subjective and could be affected by changes in business conditions and the feasibility of tax planning strategies. Changes in any of these factors could have a material impact on future income tax expense.

     Tax expense in 2006 was reduced by $2.9 million due to the release of the remaining valuation allowance associated with the NOL carryforward in the U.K. Tax expense in 2005 was reduced by $2.5 million due to reductions in valuation allowance related primarily to the NOL carryforward in the U.K.

     The 2005 adjustment of $2.9 million, or 8 cents per diluted share, to correct the prior year income tax provision is immaterial to the results of operations and financial condition for 2005 as well as the prior affected years.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In thousands)
                                                        2006           2005
Deferred tax assets:
  Accounts receivable                              $     2,560    $     1,864
  Inventories                                            8,184          7,267
  Pension, OPEB, and accrued items                      19,619         11,769
  Other reserves                                         7,139          5,762
  Foreign NOL carryforwards                              2,589          4,212
  Interest                                               3,560          2,664
  Foreign tax credit carryforwards                       4,566              -
  State tax credit and NOL carryforwards                29,037              -
  Other                                                  1,992            653
                                                    ----------     ----------
Total deferred tax assets                               79,246         34,191
Less valuation allowance                               (24,900)        (3,612)
                                                    ----------     ----------
Deferred tax assets, net of
  valuation allowance                                   54,346         30,579
                                                    ----------     ----------
Deferred tax liabilities:
  Property, plant, and equipment                        66,792         70,724
  Foreign withholding tax                                1,658          1,460
  Other                                                  3,919          2,439
                                                    ----------     ----------
Total deferred tax liabilities                          72,369         74,623
                                                    ----------     ----------
Net deferred tax liability                         $   (18,023)   $   (44,044)
                                                    ==========     ==========

     As of December 30, 2006, the Company had state income tax credit carryforwards of $6.0 million expiring from 2008 to 2017 and $33.4 million with unlimited lives. Also as of December 30, 2006, the Company had state NOL carryforwards available to offset income of $51.2 million, with various expirations ranging from 2007 to 2025; foreign tax credit carryforwards of $4.6 million expiring from 2013 to 2015; and foreign NOL carryforwards available to offset income of $8.6 million with unlimited lives.

     Income taxes paid were approximately $73.2 million in 2006, $34.5 million in 2005, and $5.0 million in 2004.

     During 2006, the Internal Revenue Service concluded an examination of the Company's federal income tax returns for years 2004, 2003, and 2002. The results of the examination did not have a material effect on the Consolidated Financial Statements. The Company is also being examined by various state taxing authorities for tax periods from 2002 through 2005. While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.


Note 8 - Other Current Liabilities

     Included in other current liabilities were accrued discounts and allowances of $51.1 million at December 30, 2006 and $51.8 million at December 31, 2005, and taxes payable of $14.8 million at December 30, 2006 and $23.6 million at December 31, 2005.


Note 9 - Employee Benefits

     The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees. In August 2006, the Pension Protection Act of 2006 was passed. The effect of this legislation on the Company's pension plans was not material.

     On December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status of its pension and postretirement plans in the December 30, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains and losses and unrecognized prior service costs remaining from the application of SFAS No. 87, all of which were previously netted against the plans' funded status in the Company's statement of financial position pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic benefit cost pursuant to the Company's historical accounting policy for amortizing such amounts. Further actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

     The adoption of the provisions of SFAS No. 158 resulted in a decrease in other assets of $1.2 million, an increase in pension liabilities of $0.2 million, an increase in postretirement benefits other than pensions of $3.3 million, an increase in deferred tax assets of $1.5 million, and a decrease to accumulated other comprehensive income of $3.2 million. The adoption of SFAS No. 158 had no effect on the Company's Consolidated Statement of Income for the year ended December 30, 2006, or for any prior period presented, and it will not effect the Company's operating results in future periods. Had the Company not been required to adopt SFAS No. 158 at December 30, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional liability before the adoption of SFAS No. 158 is presented in the Consolidated Statement of Stockholders' Equity for the year ended December 30, 2006.

     Included in accumulated other comprehensive income at December 30, 2006 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $1.4 million, or $0.9 million net of tax and unrecognized actuarial net losses of $16.7 million, or $11.6 million net of tax. The unrecognized prior service cost and unrecognized actuarial net loss included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost during the year ending December 29, 2007 is $0.5 million, or $0.3 million net of tax, and $0.7 million, or $0.5 million net of tax, respectively.

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and the fair value of the plans' assets over the two-year period ending December 30, 2006, and a statement of the plans' funded status as of December 30, 2006 and December 31, 2005:

(In thousands)
                                 Pension Benefits          Other Benefits
                                2006         2005         2006         2005
Change in benefit
  obligation:
   Obligation at
      beginning of year      $ 149,773    $ 144,216    $  11,599    $  10,800
   Service cost                  2,104        2,150            7            7
   Interest cost                 8,419        8,095          641          632
   Participant contributions       549          493            -            -
   Plan amendments                   -            -            -          200
   Actuarial loss                3,351        8,589          108          658
   Benefit payments             (7,191)      (7,141)        (923)        (698)
   Settlement                     (373)         (68)           -            -
   Foreign currency
      translation adjustment     8,806       (6,561)           -            -
                              --------     --------     --------     --------
Obligation at end of year    $ 165,438    $ 149,773    $  11,432    $  11,599
                              ========     ========     ========     ========
Change in fair value
  of plan assets:
   Fair value of plan
      assets at beginning
      of year                $ 134,294    $ 125,824    $       -    $       -
   Actual return on
      plan assets               17,169       17,704            -            -
   Employer contributions        2,343        1,924          923          698
   Participant contributions       549          493            -            -
   Benefit payments             (7,191)      (7,141)        (923)        (698)
   Settlement                     (379)         (68)           -            -
   Foreign currency
      translation adjustment     6,257       (4,442)           -            -
                              --------     --------     --------     --------
Fair value of plan assets
  at end of year             $ 153,042    $ 134,294    $       -    $       -
                              ========     ========     ========     ========
Funded status:
   Funded (underfunded)
      status at end of year  $ (12,396)   $ (15,479)   $ (11,432)   $ (11,599)
   Unrecognized prior
      service cost               1,247        2,198          111          120
   Unrecognized actuarial
      net loss                  13,426       15,756        3,231        3,302
                              --------     --------     --------     --------
Net amount recognized        $   2,277    $   2,475    $  (8,090)   $  (8,177)
                              ========     ========     ========     ========

     Subsequent to the adoption of SFAS No. 158, the unrecognized prior service cost and the unrecognized actuarial net loss are recognized in accumulated other comprehensive income, net of income tax. Additionally, SFAS No. 158 requires that the aggregate statuses of all overfunded plans be recognized as an asset and the aggregate statuses of all underfunded plans be recognized as a liability in the Consolidated Balance Sheets.
The amounts recognized as a liability are classified as current or long-term on a plan-by-plan basis. Liabilities are classified as current to the extent the actuarial present value of benefits payable within the next 12 months exceed the fair value of plan assets, with all remaining amounts being classified as long-term. The unrecognized service costs and unrecognized actuarial net loss are recognized in accumulated other comprehensive income. Subsequent to the adoption of SFAS No. 158, the net funded status of the plans was recognized in the Consolidated Balance Sheet as follows as of December 30, 2006:

(In thousands)
                                                      Pension         Other
                                                      Benefits       Benefits
Long-term asset                                    $     7,279    $         -
Current liability                                            -           (924)
Long-term liability                                    (19,675)       (10,508)
                                                    ----------     ----------
Net funded status                                  $   (12,396)   $   (11,432)
                                                    ==========     ==========

     The following table provides the amounts recognized in the Consolidated Balance Sheet as of December 31, 2005 under the provisions of SFAS No. 87 prior to the adoption of SFAS No. 158:

(In thousands)
                                                      Pension         Other
                                                      Benefits       Benefits
Prepaid benefit cost                               $     8,555    $         -
Accrued benefit liability                              (21,414)        (8,177)
Accumulated other
  comprehensive income                                  15,334              -
                                                    ----------     ----------
Net amount recognized                              $     2,475    $    (8,177)
                                                    ==========     ==========

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with benefit obligations in excess of plan assets were $78.1 million, $75.2 million, and $58.3 million, respectively, as of December 30, 2006, and $65.7 million, $64.3 million, and $45.3 million, respectively, as of December 31, 2005. The Company sponsors one pension plan in the U.K. which comprises
45 percent of the above benefit obligation and 37 percent of the plan assets as of December 30, 2006.

     The components of net periodic benefit cost are as follows:

(In thousands)
                                            2006          2005          2004
Pension benefits:
   Service cost                         $    2,104    $    2,150    $    1,972
   Interest cost                             8,419         8,095         7,972
   Expected return on
      plan assets                          (10,619)       (9,711)       (9,125)
   Amortization of prior
      service cost                             373           372           373
   Amortization of net loss                  1,112           919           963
   Effect of curtailment and settlements       704            25             -
                                         ---------     ---------     ---------
Net periodic benefit cost               $    2,093    $    1,850    $    2,155
                                         =========     =========     =========
Other benefits:
   Service cost                         $        7    $        7    $        5
   Interest cost                               641           632           649
   Amortization of prior
      service cost                               8             8            (8)
   Amortization of net loss                    179           130           142
                                         ---------     ---------     ---------
Net periodic benefit cost               $      835    $      777    $      788
                                         =========     =========     =========

     During 2006, the Company amended a collective bargaining agreement which froze the accrual of future benefits related to one of its pension plans. This resulted in a curtailment loss of $0.6 million during the period.

     Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10 percent of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

     The weighted average assumptions used in the measurement of the Company's benefit obligations are as follows:

                                 Pension Benefits          Other Benefits
                                2006         2005         2006         2005
   Discount rate                5.40%        5.59%        5.75%        6.00%
   Expected return
      on plan assets            7.83%        7.94%        N/A          N/A
   Rate of compensation
      increases                 4.00%        4.00%        N/A          N/A

     The weighted average assumptions used in the measurement of the Company's net periodic benefit cost are as follows:

                                    Pension Benefits         Other Benefits
                                  2006    2005    2004    2006    2005    2004
   Discount rate                 5.59%   5.91%   6.08%   6.00%   6.00%   6.25%
   Expected return
      on plan assets             7.94%   8.06%   8.07%    N/A     N/A     N/A
   Rate of compensation
      increases                  4.00%   4.50%   4.25%    N/A     N/A     N/A

     Only one pension plan uses the rate of compensation increase in its benefit formula. All other pension plans are based on length of service. The measurement date for the majority of the plans is November 30.

     The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to range from 6.6 to 8.4 percent for 2006, gradually decrease to 4.5 percent for 2011, and remain at that level thereafter. The health care cost trend rate assumption could have a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation by $0.9 million and the service and interest cost components of net periodic postretirement benefit costs by $0.1 million for 2006. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation and the service and interest cost components of net periodic postretirement benefit costs for 2006 by $0.9 million and $0.1 million, respectively.

     The weighted average asset allocation of the Company's pension fund assets are as follows:

Asset Category                                          Pension Plan Assets
                                                        2006           2005
Equity securities (includes equity index funds)          78%            80%
Fixed income securities                                   7              6
Cash and equivalents                                      5              3
Alternative investments                                  10             11
                                                    -------        -------
                                                        100%           100%
                                                    =======        =======

     At December 30, 2006, the Company's target allocation, by asset category, of assets of its defined benefit pension plans is: (i) equity securities, including equity index funds - at least 60%; (ii) fixed income securities - not more than 25%; and (iii) alternative investments - not more than 20%.

     The Company's pension plan obligations are long-term in nature and, accordingly, the plan assets are invested for the long-term. The Company believes that a diversified portfolio of equity securities (both actively managed and index funds) and private equity funds have an acceptable risk-return profile that, over the long-term, is better than fixed income securities. Consequently, the pension plan assets are heavily weighted to equity investments. Plan assets are monitored periodically. Based upon results, investment managers and/or asset classes are redeployed when considered necessary. Expected rates of return on plan assets were determined based on historical market returns giving consideration to the composition of each plan's portfolio. None of the plans' assets are expected to be returned to the Company during the next fiscal year.

     The plans' assets do not include investment in securities issued by the Company. The Company expects to contribute approximately $2.5 million to its pension plans and $0.9 million to its other postretirement benefit plans in 2007. The Company expects future benefits to be paid from the plans as follows:

(In thousands)
                                                      Pension         Other
                                                      Benefits       Benefits
2007                                               $     8,049    $       924
2008                                                     7,824            939
2009                                                     8,020            954
2010                                                     7,967            966
2011                                                     8,155            973
2012-2016                                               44,649          4,068
                                                    ----------     ----------
Total                                              $    84,664    $     8,824
                                                    ==========     ==========

     The Company sponsors voluntary employee savings plans that qualify under Section 401(k) of the Internal Revenue Code of 1986. Compensation expense for the Company's matching contribution to the 401(k) plans was $2.4 million in 2006, $2.2 million in 2005, and $2.0 million in 2004. The Company's match is a cash contribution. Participants direct the investment of their account balances by allocating among a range of asset classes including mutual funds (equity, fixed income, and balanced funds), and money market funds. The plans do not offer direct investment in securities issued by the Company.

     In October 1992, the Coal Industry Retiree Health Benefit Act of
1992 (the Act) was enacted. The Act mandates a method of providing for postretirement benefits to UMWA current and retired employees, including some retirees who were never employed by the Company. In October 1993, beneficiaries were assigned to the Company and the Company began its mandated contributions to the UMWA Combined Benefit Fund, a multiemployer trust. Beginning in 1994, the Company was required to make contributions for assigned beneficiaries under an additional multiemployer trust created by the Act, the UMWA 1992 Benefit Plan. The ultimate amount of the Company's liability under the Act will vary due to factors which include, among other things, the validity, interpretation, and regulation of the Act, its joint and several obligation, the number of valid beneficiaries assigned, and the extent to which funding for this obligation will be satisfied by transfers of excess assets from the 1950 UMWA pension plan and transfers from the Abandoned Mine Reclamation Fund. Nonetheless, the Company believes it has an adequate reserve for this liability, which totaled $6.1 million in 2006 and in 2005.

     The Company makes contributions to certain multiemployer defined benefit pension plan trusts that cover union employees based on collective bargaining agreements. Contributions by employees are not required nor are they permitted. Pension expense under the multiemployer defined benefit pension plans was $0.9 million for 2006, $0.7 million for 2005, and $0.4 million for 2004.


Note 10 - Commitments and Contingencies

     The Company is subject to environmental standards imposed by federal, state, local, and foreign environmental laws and regulations. For non-operating properties, the Company has provided and charged to income $0.6 million in 2006, $0.6 million in 2005, and $1.0 million in 2004 for pending environmental matters. The basis for the provision is updated information and results of ongoing remediation and monitoring programs. Environmental reserves total $8.9 million in 2006 and $9.1 million in 2005. These estimated future costs, which will be funded in future years as remediation programs progress, are not discounted to their present value, and are not reduced by potential insurance reimbursements. Management believes that the outcome of pending environmental matters will not materially affect the financial position or results of operations of the Company.

     The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business, which management believes will not have a material adverse effect on the Company's financial position or results of operations. Additionally, the Company may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Consolidated Financial Statements.

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

     Certain of the Copper Tube Actions purport to address the sale of copper plumbing tube in particular. Plaintiffs' motions to consolidate the Federal Actions and the actions pending in California state court, respectively, have been granted. All of the Copper Tube Actions, which are similar, seek monetary and other relief. Wholly owned Company subsidiaries, WTC Holding Company, Inc., Deno Holding Company, Inc., and Mueller Europe Ltd. (Mueller Europe), are named in all of the Copper Tube Actions, and Deno Acquisition Eurl is currently named in two of the Copper Tube Actions but has not been served with the complaints in those actions. The claims against WTC Holding Company, Inc. and Deno Holding Company Inc. have been dismissed without prejudice in the Copper Tube Actions pending in California and Massachusetts state courts.

     In September 2006, the Federal Actions were dismissed as to Mueller Europe for lack of personal jurisdiction. In October 2006, the Federal Actions were dismissed in their entirety for lack of subject matter jurisdiction as to all defendants. Although plaintiffs filed a motion for reconsideration of the dismissal of Mueller Europe, the court has held that such motion was mooted by its dismissal of the case for lack of subject matter jurisdiction. Plaintiffs have filed a motion to alter or amend the judgment dismissing the complaint for lack of subject matter jurisdiction, which remains pending.

     The Company's demurrer to the complaint and the Company's motion to dismiss for failure to state a claim have been filed in the state court actions filed in California and Tennessee, respectively. The Company has not yet been required to respond to the complaint in the action pending in Massachusetts state court. Mueller Europe has not yet been required to respond to the complaints in any of the state court actions pending in Tennessee, California or Massachusetts. The courts overseeing the California and Massachusetts state court actions have stayed those actions conditioned upon the parties' submitting periodic status reports on the Federal Actions.

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

     In addition, beginning in April 2006, the Company has been named as a defendant in several purported class action lawsuits brought by direct and indirect purchasers alleging anticompetitive activities with respect to the sale of ACR copper tubes in the United States and elsewhere (the ACR Class Actions, and with the Carrier Action, the ACR Actions). Two of the ACR Class Actions were filed by indirect purchasers in the United States District Court for the Northern District of California, one of which alleges anticompetitive activities with respect to plumbing tubes as well as ACR copper tubes. Five of the ACR Class Actions (two of which have been consolidated to become the "Indirect ACR Class Actions" and three of which have been consolidated to become the "Direct ACR Class Actions") were filed in the United States District Court for the Western District of Tennessee.

     Mueller Europe and the Company are named in all of the ACR Actions. WTC Holding Company, Inc., Deno Holding Company, Inc., and Deno Acquisition Eurl are named in one of the ACR Class Actions filed in the United States District Court for the Northern District of California. Motions to dismiss by the Company and by Mueller Europe are pending in the Carrier Action. The Company and Mueller Europe have been served, but have not yet been required to respond, in the Direct ACR Class Actions and the Indirect ACR Class Actions. The Company, Mueller Europe, WTC Holding Company, Inc., and Deno Holding Company, Inc. have been served, but have not yet been required to respond, in one of the ACR Class Actions filed in the United States District Court for the Northern District of California. Plaintiffs in the second of the ACR Class Actions filed in the United States District Court for the Northern District of California (which addressed only ACR copper tubes) have voluntarily dismissed that action without prejudice.

     The Company believes that the claims for relief in the ACR Actions are without merit and intends to defend the ACR Actions vigorously.

     Two of the Company's subsidiaries, Mueller Copper Tube Products Inc. and Mueller Copper Tube Company Inc., brought a lawsuit (the Price Manipulation Action) against J.P. Morgan Chase & Co. and Morgan Guaranty Trust Company of New York (collectively Morgan) to recover damages the Company believes it suffered on first purchases of copper cathode resulting from an alleged conspiracy to manipulate the price of copper cathode by Morgan (and certain of its predecessors and affiliates) and others in violation of the federal antitrust laws. The lawsuit was filed on June 12, 2003, in the U.S. District Court for the Western District of Wisconsin. The Company's lawsuit was consolidated with those of certain other first purchasers of copper cathode and rod under the name In re Copper Antitrust Litigation. Although the Price Manipulation Action was dismissed by the district court on March 2, 2004, as barred by the statute of limitations, the U.S. Court of Appeals for the Seventh Circuit, on February 6, 2006, reversed the district court's decision in part and remanded the Price Manipulation Action for further proceedings in the district court. On January 16, 2007, Morgan filed a Motion for Summary Judgment which is now pending before the District Court. Although the Company is unable to predict the likely outcome of the Price Manipulation Action at this time, the Company is prosecuting the case vigorously, and intends to continue to do so in the future.

     In June 2006, the Canada Border Services Agency (CBSA) initiated an investigation into the alleged dumping of certain copper pipe fittings from the United States and from South Korea, and the dumping and subsidizing of these same goods from China. The Company and certain affiliated companies were identified by the CBSA as exporters and importers of these goods.

     On January 18, 2007, the CBSA issued a final determination in its investigation. The Company was found to have dumped subject goods during the CBSA's investigation period. On February 19, 2007, the Canadian International Trade Tribunal (CITT) concluded that the dumping of the subject goods from the United States had caused injury to the Canadian industry.

     As a result, a final anti-dumping duty order issued February 19, 2007, and exports of subject goods to Canada by the Company after this date will be subject to such duties, at various rates, during the five-year term of the order. If future exports are above normal values, however, no anti-dumping duties will be levied.

     The Company is assessing the terms of the order. Given the small percentage of its products that are sold for export to Canada, the Company does not anticipate any material adverse effect on its financial condition as a result of the CITT findings. However, its ability to compete in the Canadian market may be impaired.

     The Company is aware of an investigation of competition in markets in which it participates, or has participated in the past, in Canada. The Company does not anticipate any material adverse effect on its business or financial condition as a result of that investigation.

     On September 22, 2005, the European Commission adopted a statement alleging infringements in Europe of competition rules by manufacturers of copper fittings including the Company and a business in England that it acquired in 1997. The Company took the lead in bringing these copper fitting issues to the attention of the European Commission and has fully cooperated in the resulting investigation from its inception. On September 20, 2006, the European Commission adopted its copper fittings decision, finding infringements in Europe of competition rules by various companies, including the Company and certain of its subsidiaries, and imposing fines on various companies. Neither the Company nor its subsidiaries were assessed any fines.

     The Company leases certain facilities and equipment under operating leases expiring on various dates through 2015. The lease payments under these agreements aggregate to approximately $7.1 million in 2007, $4.9 million in 2008, $2.8 million in 2009, $2.3 million in 2010, and $1.6 million in 2011, and $1.8 million thereafter. Total lease expense amounted to $9.4 million in 2006, $9.4 million in 2005, and $7.9 million in 2004.

     During 2004, the Company (1) entered into consulting and non-compete agreements (the Consulting Agreements) with Harvey L. Karp, Chairman of the Board, and William D. O'Hagan, Chief Executive Officer, and (2) amended Mr. Karp's employment agreement with the Company. The amendment to Mr. Karp's employment agreement eliminates the three-year rolling term of the agreement and imposes a fixed term ending on December 31, 2007. The Consulting Agreements provide for post-employment services to be provided by Messrs. Karp and O'Hagan for a six-year period. During the first four years of the Consulting Agreements, an annual fee equal to two-thirds of each executive's Final Base Compensation (as defined in the Consulting Agreements) will be payable. During the final two years, the annual fee is set at one-third of each Executive's Final Base Compensation. During the term of the Consulting Agreements, each executive agrees not to engage in Competitive Activity (as defined in the Consulting Agreements) and will be entitled to receive certain other benefits from the Company. The term of Mr. O'Hagan's Consulting Agreement will commence upon the earliest of Mr. O'Hagan's termination of employment by the Company without Cause (as defined in his current employment agreement) upon termination of his employment in connection with a change in control as defined in his current employment agreement or upon his voluntary resignation from employment with the Company for Good Reason (as defined in his current employment agreement). The term of Mr. Karp's Consulting Agreement will commence on the earliest of January 1, 2008 (the day following the end of his fixed employment term); his termination of employment by the Company without Cause (as defined in his employment agreement); or his voluntary resignation for Good Reason (as defined in his employment agreement); or upon termination of his employment in connection with a change in control as defined in his current employment. Based upon the value of the non-compete provisions of the Consulting Agreements, the Company will expense the value of the Consulting Agreements over their term.


Note 11 - Other Income, Net

(In thousands)
                                            2006          2005          2004
Rent and royalties                      $    2,068    $    2,111    $    1,773
Interest income                              6,073         2,306         2,385
(Loss)gain on disposal of
   properties, net                          (2,620)        3,665         5,729
Minority interest in income
   of subsidiaries                          (2,610)           (9)          (43)
Environmental expense                         (580)         (556)         (976)
Gain on sale of equity investment            1,876             -             -
Equity in earnings (loss) of
   unconsolidated subsidiary                   964         4,480        (2,026)
                                         ---------     ---------     ---------
Other income, net                       $    5,171    $   11,997    $    6,842
                                         =========     =========     =========


Note 12 - Stock-Based Compensation

     Effective January 1, 2006, the Company adopted SFAS No. 123 (R), "Share-Based Payment", and began recognizing compensation expense for its stock option grants based on the fair value of the awards, classified as a selling, general and administrative expense. Prior to January 1, 2006, the Company accounted for stock option grants under the recognition and measurement provisions of APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". No stock-based compensation expense was reflected in net income prior to adopting SFAS No. 123 (R) as all options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123 (R) was adopted using the modified prospective transition method. Under this transition method, compensation cost recognized in the periods after adoption includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (R). Results from prior periods have not been restated. As a result of adopting SFAS No. 123 (R), the Company's income from continuing operations before income taxes and income from continuing operations decreased by $2.8 million and $1.8 million, respectively, for the year ended December 30, 2006. Additionally basic and diluted earnings per share decreased by $0.05.

     Prior to the adoption of SFAS No. 123 (R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows, as required under existing pronouncements. SFAS No. 123 (R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. The $1.1 million tax benefit classified as cash provided by financing activities in 2006 would have been classified as cash provided by operations under previous guidance.

     The following table illustrates the pro forma effect on the prior year's net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option pricing model and is amortized to expense over the options' vesting period.

(In thousands, except per share data)
                                                          2005          2004
Net income as reported                                $   92,542    $   79,416
Deduct: Total stock-based compensation
  expense determined under a fair value
  based method, net of related tax effects                (2,360)       (2,114)
                                                       ---------     ---------
SFAS No. 123 pro forma net income                     $   90,182    $   77,302
                                                       =========     =========

Pro forma earning per share:
   Basic                                              $     2.46    $     2.19
   Diluted                                            $     2.41    $     2.09

Earnings per share, as reported:
   Basic                                              $     2.53    $     2.25
   Diluted                                            $     2.49    $     2.15


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

     The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing model. The use of this valuation model involves certain assumptions that are judgmental and highly sensitive in the determination of compensation expense including the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, and exercise price. Additionally under SFAS No. 123 (R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The forfeiture rate, which is estimated at a weighted average of 3.5 percent of unvested options outstanding as of December 30, 2006, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS No. 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited and reflected the forfeitures as a cumulative adjustment to the pro forma expense. The weighted average for key assumptions used in determining the fair value of options granted and a discussion of the methodology used to develop each assumption are as follows:

                                            2006          2005          2004
Expected term                           6.4 years     6.0 years     6.0 years
Expected price volatility                   0.269         0.249         0.274
Risk-free interest rate                      4.9%          4.5%          3.0%
Dividend yield                               1.2%          1.3%          1.3%

Expected term - This is the period of time over which the options granted are expected to remain outstanding. The Company uses the "simplified" method found in the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 to estimate the expected term of stock option grants. An increase in the expected term will increase compensation expense.

Expected price volatility - This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of its stock to calculate the volatility assumption. Daily market value changes from the date of grant over a past period representative of the expected term of the options are used. An increase in the expected price volatility rate will increase compensation expense.

Risk-free interest rate - This is the U.S. Treasury rate for the week of the grant, having a term representative of the expected term of the options. An increase in the risk-free rate will increase compensation expense.

Dividend yield - This rate is the annual dividends per share as a percentage of the Company's stock price. An increase in the dividend yield will decrease compensation expense.

     The Company generally issues treasury shares when options are exercised. A summary of the stock option activity and related information follows:

(Shares in thousands)
                                                             Weighted Average
                                                  Options     Exercise Price
Outstanding at December 27, 2003                      4,125      $   10.82
   Granted                                              479          20.77
   Exercised                                         (3,247)          5.90
   Cancelled                                            (68)         26.40
   Equitable adjustment to outstanding options          493
                                                   --------
Outstanding at December 25, 2004                      1,782          18.78
   Granted                                              460          30.02
   Exercised                                           (283)         18.04
   Cancelled                                            (47)         24.45
                                                   --------
Outstanding at December 31, 2005                      1,912          21.49
   Granted                                              355          35.11
   Exercised                                           (414)         18.60
   Cancelled                                           (141)         26.96
                                                   --------
Outstanding at December 30, 2006                      1,712          24.56
                                                   ========

     At December 30, 2006, the aggregate intrinsic value of all outstanding options was $12.3 million with a weighted average remaining contractual term of 6.9 years, of which 678,433 of the outstanding options are currently exercisable with an aggregate intrinsic value of $7.6 million, a weighted average exercise price of $20.56, and a weighted average remaining contractual term of 5.4 years. The total intrinsic value of options exercised during 2006 was $5.7 million. The total compensation expense at December 30, 2006 related to non-vested awards not yet recognized was $7.2 million with an average expense recognition period of 3.5 years.

     Under the Company's 1994 Non-Employee Director Stock Option Plan, each member of the Company's Board of Directors who is neither an employee nor an officer of the Company is automatically granted each year on the date of the Company's Annual Meeting of Stockholders, without further action by the Board, an option to purchase 2,000 shares of Common Stock at the fair market value of the Common Stock on the date the option is granted. As of December 30, 2006, options to purchase 54,232 shares of Common Stock were outstanding under this Plan and 21,588 options are available under the Plan for future issuance.

     During 2006, the Board and shareholders approved an amendment and restatement of the 2002 Stock Option Plan, which, among other things, increased the number of shares available for issuance by 1.0 million shares. Shares available for future employee grants were approximately
0.8 million at December 30, 2006.

     Mr. Harvey L. Karp, Chairman of the Company's Board of Directors, exercised options to purchase 2.4 million shares of Company stock during 2004. As provided in Mr. Karp's option agreement, the Company withheld the number of shares, at fair market value, sufficient to cover the minimum withholding taxes incurred by the exercise. These shares withheld have been classified as acquisition of treasury stock in the Company's Consolidated Financial Statements.


Note 13 - Acquisitions and Investments

     In December 2005, two subsidiaries of the Company received a business license from a Chinese industry and commerce authority, establishing a joint venture with Jiangsu Xingrong Hi-Tech Co., Ltd. and Jiangsu Baiyang Industries Ltd. The joint venture, in which the Company holds a 50.5 percent interest, produces inner groove and smooth tube in level-wound coils, pancake coils, and straight lengths, primarily to serve the Chinese domestic OEM air-conditioning market as well as to complement the Company's U.S. product line. The joint venture is located primarily in Jintan City, Jiangsu Province, China. The joint venture entity is named Jiangsu Mueller-Xingrong Copper Industries Limited.
In December 2005, the Company contributed $7.0 million cash investment to the venture. During the first quarter of 2006 the Company contributed an additional $12.4 million, which completed its initial planned cash investment. Non-cash contributions from the other joint venture parties included long-lived assets of approximately $5.3 million in December 2005 and $8.5 million during the first quarter of 2006. The results of operations of this joint venture are reported in the OEM segment and are included in the Company's Consolidated Financial Statements from January 1, 2006.

     On August 15, 2005, the Company acquired 100 percent of the outstanding stock of KX Company Limited (Brassware). Brassware, located in Witton, Birmingham, England is an import distributor of plumbing and residential heating products with annual sales of approximately $48 million to plumbers' merchants and builders' merchants in the U.K. and Ireland. The cost of the acquired business, including cash of $10.6 million plus $1.8 million of notes issued, totaled $12.4 million. The total estimated fair value of assets acquired was approximately $17.6 million, consisting primarily of receivables of $8.4 million, inventory of $6.4 million and property and equipment of $1.5 million. The total estimated fair value of liabilities assumed was approximately $16.4 million, consisting primarily of notes payable of $8.3 million and trade payables and other current liabilities of $8.1 million. The excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed of $11.2 million was allocated to goodwill of the Plumbing & Refrigeration Segment as this acquisition will broaden the Company's product line in the U.K.

     On December 14, 2004, the Company acquired shares in seven companies and the inventory of another company (collectively Mueller Comercial S.A.) for an aggregate of $42.3 million, subject to closing adjustments, including $3.0 million for a contingent earn-out payment, which was paid during 2006. These operations consist of pipe nipple manufacturing in Mexico and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties. The combined sales of Mueller Comercial S.A. are approximately $60 million annually.

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

     These acquisitions were accounted for using the purchase method of accounting. Therefore, the results of operations of the acquired businesses were included in the Company's Consolidated Financial Statements from their respective acquisition dates. The purchase price for these acquisitions, which was financed by available cash balances, has been allocated to the assets and liabilities of the acquired businesses based on their respective fair market values.

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

     During 2002, the Company acquired an equity interest in Conbraco for $7.3 million in cash; early in 2003, the Company acquired an additional interest for $10.8 million. Conbraco is a manufacturer of flow control products including ball valves, backflow preventers, and plumbing and heating products for commercial and industrial applications. The Company's interest totaled approximately 38 percent of Conbraco's equity at December 31, 2005. This investment was accounted for by the equity method of accounting, and is included in the other assets classification in the Consolidated Balance Sheets.

provision of $2.3 million was recognized in 2004 for certain federal income tax audit exposures of Conbraco. Conbraco settled these tax matters during 2005; consequently, the Company reversed the loss accrual that resulted in a $2.3 million gain in 2005. In 2006 the Company sold its interest in Conbraco for approximately $23.0 million, realizing a pre-tax gain of $1.9 million on the sale.


Note 14 - Discontinued Operations

     During 2002, the Company completed the sale of its wholly owned subsidiary, Utah Railway Company. During 2005, the Company recognized a gain of $5.2 million less income tax of $1.9 million upon the settlement of a business interruption claim related to this operation.


Note 15 - Industry Segments

     The Company's reportable segments are Plumbing & Refrigeration and OEM. Prior to 2005, the Company disclosed its reportable segments as Standard Products and Industrial Products. Additional operating segments have been recognized following internal reorganizations in 2006 and 2005. For disclosure purposes, as permitted under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", certain operating segments are aggregated into reportable segments. The Plumbing & Refrigeration segment is composed of Standard Products (SPD), European Operations, and Mexican Operations. The OEM segment is composed of Industrial Products (IPD) and Engineered Products (EPD). These segments are classified primarily by the markets for their products. Performance of segments is generally evaluated by their operating income.

     SPD manufactures copper tube and fittings, plastic fittings, and line sets. These products are manufactured in the U.S. Outside the U.S., the Company's European Operations manufacture copper tube, which is sold in Europe and the Middle East. SPD also imports and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products. Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties. The European Operations consist of copper tube manufacturing and the import distribution of fittings, valves, and plumbing specialties primarily in the U.K. and Ireland. The Plumbing & Refrigeration segment's products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, and building product retailers.

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

     Summarized product line, geographic, and segment information is shown in the following tables. Geographic sales data indicates the location from which products are shipped. Unallocated expenses include general corporate expenses, plus certain charges or credits not included in segment activity.

     Worldwide sales to one customer in the Plumbing & Refrigeration segment totaled $370.8 million in 2006, $264.2 million in 2005, and $170.1 million in 2004 which represented 15 percent in 2006, 15 percent in 2005 and 12 percent in 2004 of the Company's consolidated net sales. No other customer accounted for more than 10 percent of consolidated net sales.

NET SALES BY MAJOR PRODUCT LINE:

(In thousands)
                                            2006          2005          2004
   Tube & fittings                      $1,428,979    $1,060,348    $  887,132
   Valves & plumbing specialties           261,844       211,765       100,307
   Brass rod & forgings                    499,878       288,559       222,002
   OEM components, tube & assemblies       267,452       117,232       119,659
   Other                                    52,759        52,019        49,956
                                         ---------     ---------     ---------
                                        $2,510,912    $1,729,923    $1,379,056
                                         =========     =========     =========

GEOGRAPHIC INFORMATION:

(In thousands)
                                            2006          2005          2004
Net sales:
   United States                        $1,963,666    $1,477,942    $1,211,178
   United Kingdom                          326,047       204,020       144,784
   Other                                   221,199        47,961        23,094
                                         ---------     ---------     ---------
                                        $2,510,912    $1,729,923    $1,379,056
                                         =========     =========     =========

Long-lived assets:
   United States                        $  356,854    $  392,097    $  416,206
   United Kingdom                           72,978        63,221        61,463
   Other                                    62,881        37,334        30,731
                                         ---------     ---------     ---------
                                        $  492,713       492,652    $  508,400
                                         =========     =========     =========

SEGMENT INFORMATION:

(In thousands)
                                            2006          2005          2004
Net sales:
   Plumbing & Refrigeration             $1,716,613    $1,281,688    $1,002,086
   OEM                                     835,339       460,301       392,645
   Elimination of intersegment sales       (41,040)      (12,066)      (15,675)
                                         ---------     ---------     ---------
                                        $2,510,912    $1,729,923    $1,379,056
                                         =========     =========     =========


Depreciation and amortization:
   Plumbing & Refrigeration             $   28,722    $   29,393    $   28,309
   OEM                                      11,754        10,225        11,158
   General corporate                         1,379         1,240         1,172
                                         ---------     ---------     ---------
                                        $   41,855    $   40,858    $   40,639
                                         =========     =========     =========


Operating income:
   Plumbing & Refrigeration             $  197,402    $  125,502    $  108,265
   OEM                                      44,764        26,985        20,562
   Unallocated expenses                    (23,281)      (20,729)      (16,337)
                                         ---------     ---------     ---------
Total operating income                     218,885       131,758       112,490
Interest expense                           (20,477)      (19,550)       (3,974)
Other income, net                            5,171        11,997         6,842
                                         ---------     ---------     ---------
Income from continuing operations
  before income taxes:                  $  203,579    $  124,205    $  115,358
                                         =========     =========     =========


Expenditures for long-lived assets:
   Plumbing & Refrigeration             $   15,847    $   20,727    $   74,536
   OEM                                      24,852         4,915         2,338
                                         ---------     ---------     ---------
                                        $   40,699    $   25,642    $   76,874
                                         =========     =========     =========


Segment assets:
   Plumbing & Refrigeration             $  760,147    $  730,774    $  699,001
   OEM                                     280,692       197,697       179,926
   General corporate                       228,068       188,457        92,401
                                         ---------     ---------     ---------
                                        $1,268,907    $1,116,928    $  971,328
                                         =========     =========     =========

Note 16 - Quarterly Financial Information (Unaudited)

(In thousands, except per share data)
                                First      Second       Third      Fourth
                               Quarter     Quarter     Quarter     Quarter
2006
Net sales                     $ 551,039   $ 779,663   $ 635,998   $ 544,212
Gross profit (1)                 93,970     142,625     107,052      57,829(2)
Net income                       33,365      58,750      51,579       5,175
Basic earnings per share           0.91        1.59        1.39        0.14
Diluted earnings per share:        0.90        1.57        1.38        0.14
Dividends per share                0.10        0.10        0.10        0.10

2005
Net sales                     $ 401,663   $ 410,506   $ 434,130   $ 483,624
Gross profit (1)                 67,639      64,843      73,616      93,750(3)
Income from
   continuing operations         15,208      17,183      21,016      35,811(4)
Income from discontinued
   operations net of tax              -           -       3,324           -
Net income                       15,208      17,183      24,340      35,811
Basic earnings per share:
   From continuing operations      0.42        0.47        0.57        0.98
   From discontinued operations       -           -        0.09           -
Basic earnings per share:          0.42        0.47        0.66        0.98
Diluted earnings per share:
  From continuing operations       0.41        0.46        0.57        0.97
  From discontinued operations        -           -        0.09           -
Diluted earnings per share         0.41        0.46        0.66        0.97
Dividends per share                0.10        0.10        0.10        0.10

 (1) Gross profit is net sales less cost of goods sold, which excludes depreciation and amortization.
 (2) Fourth quarter of 2006 includes an adjustment to write-down inventories to the lower of cost or market of $14.2 million.
 (3) Fourth quarter of 2005 includes liquidation of LIFO inventories of $1.3 million.
 (4) Fourth quarter of 2005 includes a benefit of $2.9 million to correct prior year income tax provisions, a benefit of $1.1 million resulting from a change in estimate on deferred state taxes, and a $1.4 million benefit from utilization of foreign NOL's previously reserved.

Note 17 - Subsequent Event (Unaudited)

     On February 27, 2007, the Company acquired 100 percent of the outstanding stock of Extruded Metals, Inc. (Extruded) for $32.0 million in cash. Extruded, located in Belding, Michigan, had annual net sales of approximately $350 million in 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Industries, Inc.

We have audited the accompanying consolidated balance sheets of Mueller Industries, Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mueller Industries, Inc. at December 30, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mueller Industries, Inc.'s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.


                                       /s/ Ernst & Young LLP


Memphis, Tennessee
February 26, 2007

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 30, 2006, December 31, 2005, and December 25, 2004 (In thousands)

                                                                         Additions
                                                              -------------------------------
                                          Balance at           Charged to                                                Balance
                                          beginning            costs and             Other                               at end
                                           of year              expenses           additions         Deductions          of year
                                         ------------         ------------        -----------       -----------       -----------
2006
Allowance for doubtful accounts          $      5,778         $      1,109        $       519 (1)   $       600       $     6,806

Environmental reserves                   $      9,073         $        580        $         -       $       746       $     8,907

Valuation allowance for deferred
  tax assets                             $      3,612         $          -        $    24,814 (2)   $     3,526       $    24,900

2005
Allowance for doubtful accounts          $      3,925         $      1,911        $       165       $       223       $     5,778

Environmental reserves                   $      9,503         $        556        $      (215) (3)  $       771       $     9,073

Valuation allowance for deferred
  tax assets                             $     12,880         $        602        $         -       $     9,870       $     3,612

2004
Allowance for doubtful accounts          $      4,734         $      1,404        $       200       $     2,413       $     3,925

Environmental reserves                   $      9,560         $        976        $       659 (3)   $     1,692       $     9,503

Valuation allowance for deferred
  tax assets                             $     15,485         $      1,479        $         -       $     4,084       $    12,880

(1)   Other consists primarily of bad debt recoveries.
(2)   Other includes the additions to valuation allowances during 2006 in which previously unrecorded gross deferred tax assets and valuation allowances were recognized.
(3)   Includes currency translation changes in 2005 and 2004 and insurance proceeds in 2004.

                                EXHIBIT INDEX

Exhibits     Description
--------     -----------
     3.1     Restated Certificate of Incorporation of the Registrant
             dated February 8, 2007.

    10.15 Employment Agreement, effective November 9, 2006, by and between the Registrant and Gregory L. Christopher.

    10.20 Mueller Industries, Inc. 2002 Stock Option Plan Amended and Restated as of February 16, 2006.

    10.22 Summary description of the Registrant's 2007 incentive plan for certain key employees.

    21.0     Subsidiaries of the Registrant.

    23.0     Consent of Independent Registered Public Accounting Firm.

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