Form 10-Q
period 2007-03-31
MUELLER INDUSTRIES INC
filed 2007-05-04
CIK 89439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2007    Commission file number 1-6770


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


The number of shares of the Registrant's common stock outstanding as of April 30, 2007, was 37,044,248.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                For the Quarterly Period Ended March 31, 2007

                                    INDEX

Part I. Financial Information                                            Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Condensed Consolidated Statements of Income
               for the quarters ended March 31, 2007
               and April 1, 2006                                           3

          b.)  Condensed Consolidated Balance Sheets
               as of March 31, 2007 and December 30, 2006                  5

          c.)  Condensed Consolidated Statements of Cash Flows
               for the quarters ended March 31, 2007
               and April 1, 2006                                           7

          d.)  Notes to Condensed Consolidated Financial Statements        9


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         20


     Item 3.  Quantitative and Qualitative Disclosures About Market Risk  24


     Item 4.  Controls and Procedures                                     26

Part II. Other Information

     Item 1.  Legal Proceedings                                           27

     Item 2.  Unregistered Sales of Equity Securities
              and Use of Proceeds                                         30

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information                                           31

     Item 6.  Exhibits                                                    32

Signatures                                                                33

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          MUELLER INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                               For the Quarter Ended
                                         March 31, 2007           April 1, 2006
                                                    (In thousands)
Net sales                                $   609,782             $   551,039

Cost of goods sold                           536,578                 457,069
                                          ----------              ----------

   Gross profit                               73,204                  93,970

Depreciation and amortization                 10,966                  10,195
Selling, general, and
   administrative expense                     34,927                  34,959
                                          ----------              ----------

   Operating income                           27,311                  48,816

Interest expense                              (5,494)                 (4,862)
Other income, net                              4,953                   2,013
                                          ----------              ----------

   Income before income taxes                 26,770                  45,967

Current income tax expense                    (9,013)                (16,493)
Deferred income tax benefit                    1,156                   3,891
                                          ----------              ----------

   Total income tax expense                   (7,857)                (12,602)
                                          ----------              ----------

Net income                               $    18,913             $    33,365
                                          ==========              ==========


See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                               For the Quarter Ended
                                         March 31, 2007           April 1, 2006
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               37,027                  36,691
Effect of dilutive stock options                 117                     390
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             37,144                  37,081
                                          ----------              ----------

Basic earnings per share                 $      0.51             $      0.91
                                          ==========              ==========

Diluted earnings per share               $      0.51             $      0.90
                                          ==========              ==========

Dividends per share                      $      0.10             $      0.10
                                          ==========              ==========


See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                         March 31, 2007      December 30, 2006
                                                   (In thousands)
Assets

Current assets:
   Cash and cash equivalents             $   194,489             $   200,471

   Accounts receivable, less allowance
     for doubtful accounts of $7,645
     2007 and $6,806 in 2006                 370,957                 281,679

   Inventories                               218,980                 258,647

   Other current assets                       32,981                  35,397
                                          ----------              ----------

      Total current assets                   817,407                 776,194

Property, plant, and equipment, net          328,742                 315,064
Goodwill                                     155,358                 155,653
Other assets                                  32,080                  21,996
                                          ----------              ----------

                                         $ 1,333,587             $ 1,268,907
                                          ==========              ==========


See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                 (Unaudited)
                                         March 31, 2007      December 30, 2006
                                           (In thousands, except share data)
Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt     $    34,555             $    35,998
   Accounts payable                          136,888                  96,095
   Accrued wages and other employee costs     30,398                  43,281
   Other current liabilities                  93,988                  80,145
                                          ----------              ----------

     Total current liabilities               295,829                 255,519

Long-term debt                               308,130                 308,154
Pension liabilities                           20,028                  19,900
Postretirement liabilities other
   than pensions                              27,419                  16,699
Environmental reserves                         9,197                   8,907
Deferred income taxes                         43,716                  46,408
Other noncurrent liabilities                   2,007                   2,206
                                          ----------              ----------

     Total liabilities                       706,326                 657,793
                                          ----------              ----------

Minority interest in subsidiaries             22,994                  22,300

Stockholders' equity:
   Preferred stock - shares authorized
     5,000,000; none outstanding                   -                       -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 37,032,912
     in 2007 and 37,025,285 in 2006              401                     401
   Additional paid-in capital, common        257,224                 256,906
   Retained earnings                         399,095                 386,038
   Accumulated other comprehensive income     14,414                  12,503
   Treasury common stock, at cost            (66,867)                (67,034)
                                          ----------              ----------

   Total stockholders' equity                604,267                 588,814
                                          ----------              ----------

Commitments and contingencies                      -                       -
                                          ----------              ----------

                                         $ 1,333,587             $ 1,268,907
                                          ==========              ==========


See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                               For the Quarter Ended
                                         March 31, 2007           April 1, 2006
                                                    (In thousands)
Cash flows from operating activities
   Net income                            $    18,913             $    33,365
   Reconciliation of net income
    to net cash provided by (used in)
    operating activities:
     Depreciation and amortization            11,012                  10,240
     Minority interest in subsidiary             402                     393
     Equity in earnings of
       unconsolidated subsidiary                   -                    (964)
     Deferred income taxes                    (1,156)                 (3,891)
     Gain on disposal of properties           (3,132)                   (121)
     Stock-based compensation expense            628                     607
     Income tax benefit from exercise
       of stock options                          (66)                   (228)
     Changes in assets and liabilities:
       Receivables                           (59,857)                (51,641)
       Inventories                            66,512                 (14,813)
       Other assets                             (314)                 (4,676)
       Current liabilities                    13,445                 (17,960)
       Other liabilities                          23                    (175)
       Other, net                                719                     104
                                          ----------              ----------

Net cash provided by (used in)
  operating activities                        47,129                 (49,760)
                                          ----------              ----------

Cash flows from investing activities
   Capital expenditures                       (8,725)                (12,015)
   Acquisition of business, net of
     cash received                           (31,970)                  3,632
   Proceeds from sales of properties           3,032                     253
                                          ----------              ----------

Net cash used in investing activities        (37,663)                 (8,130)
                                          ----------              ----------


See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)
                                               For the Quarter Ended
                                         March 31, 2007           April 1, 2006
                                                    (In thousands)
Cash flows from financing activities
   Acquisition of treasury stock         $         -             $      (388)
   Dividends paid                             (3,703)                 (3,684)
   Repayments of long-term debt              (17,429)                   (162)
   Issuance of debt by joint venture           5,434                  11,164
   Issuance of shares under incentive
     stock option plans from treasury            155                   4,200
   Income tax benefit from exercise
       of stock options                           66                     228
                                          ----------              ----------

Net cash (used in) provided by
  financing activities                       (15,477)                 11,358
                                          ----------              ----------

Effect of exchange rate changes on cash           29                      69
                                          ----------              ----------

Decrease in cash and cash equivalents         (5,982)                (46,463)

Cash and cash equivalents at the
   beginning of the period                   200,471                 129,685
                                          ----------              ----------

Cash and cash equivalents at the
   end of the period                     $   194,489             $    83,222
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

     The accompanying unaudited interim financial statements include all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Certain amounts in the prior year's Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.


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

     In September 2006, the Federal Actions were dismissed as to Mueller Europe for lack of personal jurisdiction. In October 2006, the Federal Actions were dismissed in their entirety for lack of subject matter jurisdiction as to all defendants. Although plaintiffs filed a motion for reconsideration of the dismissal of Mueller Europe, the court has held that such motion was mooted by its dismissal of the case for lack of subject matter jurisdiction. Plaintiffs filed a motion to alter or amend the judgment dismissing the complaint for lack of subject matter jurisdiction, which the court denied in May 2007. Plaintiffs' time to file a notice of appeal has not yet expired.

     The Company's demurrer to the complaint and the Company's motion to dismiss for failure to state a claim have been filed in the state court actions filed in California and Tennessee, respectively. The Company has not yet been required to respond to the complaint in the action pending in Massachusetts state court. Mueller Europe has not yet been required to respond to the complaints in any of the state court actions pending in Tennessee, California or Massachusetts. The courts overseeing the California and Massachusetts state court actions have stayed those actions conditioned upon the parties' submitting periodic status reports on the Federal Actions. Plaintiffs in the Massachusetts state court action have filed a voluntary motion to dismiss that action without prejudice.

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

     In addition, beginning in April 2006, the Company has been named as a defendant in several purported class action lawsuits brought by direct and indirect purchasers alleging anticompetitive activities with respect to the sale of ACR copper tubes in the United States and elsewhere (the ACR Class Actions, and with the Carrier Action, the ACR Actions). Two of the ACR Class Actions were filed by indirect purchasers in the United States District
Court for the Northern District of California, one of which alleges anticompetitive activities with respect to plumbing tubes as well as ACR copper tubes. Five of the ACR Class Actions (two of which have been consolidated to become the Indirect ACR Class Actions and three of which have been consolidated to become the Direct ACR Class Actions) were filed in the United States District Court for the Western District of Tennessee.

     Mueller Europe and the Company are named in all of the ACR Actions.
WTC Holding Company, Inc., Deno Holding Company, Inc., and Deno Acquisition Eurl are named in one of the ACR Class Actions filed in the United States District Court for the Northern District of California. Motions to dismiss by the Company and by Mueller Europe are pending in the Carrier Action and the Direct ACR Class Actions. The Company and Mueller Europe have been served, but have not yet been required to respond, in the Indirect ACR Class Actions. The Company, Mueller Europe, WTC Holding Company, Inc., and Deno Holding Company, Inc. have been served, but have not yet been required to respond, in one of the ACR Class Actions filed in the United States District Court for the Northern District of California. Plaintiffs in the second of the ACR Class Actions filed in the United States District Court for the Northern District of California (which addressed only ACR copper tubes) have voluntarily dismissed that action without prejudice.

     The Company believes that the claims for relief in the ACR Actions are without merit and intends to defend the ACR Actions vigorously.

     Two of the Company's subsidiaries, Mueller Copper Tube Products Inc. and Mueller Copper Tube Company Inc., brought a lawsuit (the Price Manipulation Action) against J.P. Morgan Chase & Co. and Morgan Guaranty Trust Company of New York (collectively Morgan) to recover damages the Company believes it suffered on first purchases of copper cathode resulting from an alleged conspiracy to manipulate the price of copper cathode by Morgan (and certain of its predecessors and affiliates) and others in violation of the federal antitrust laws. The lawsuit was filed on June 12, 2003, in the U.S. District Court for the Western District of Wisconsin. The Company's lawsuit was consolidated with those of certain other first purchasers of copper cathode and rod under the name In re Copper Antitrust Litigation. Although the Price Manipulation Action was dismissed by the district court on March 2, 2004, as barred by the statute of limitations, the U.S. Court of Appeals for the Seventh Circuit, on February 6, 2006, reversed the district court's decision in part and remanded the Price Manipulation Action for further proceedings in the district court. On January 16, 2007, Morgan filed a Motion for Summary Judgment which the District Court denied on April 24, 2007. Trial is set for May 29, 2007. Although the Company is unable to predict the likely outcome of the Price Manipulation Action at this time, the Company is prosecuting the case vigorously, and intends to continue to do so in the future.

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

     As a result of these findings, exports of subject goods to Canada by the Company made on or after October 20, 2006 will be subject to antidumping measures. Under Canada's system of prospective antidumping enforcement, the Canada Border Services Agency has issued normal values to the Company. Antidumping duties will be imposed on the Company's Canadian customers only to the extent that the Company's future exports of copper pipe fittings are made at net export prices which are below these normal values. If net export prices for subject goods exceed normal values, no antidumping duties will be payable. These measures will remain in place for five years, at which time an expiry review will be conducted by Canadian authorities to determine whether these measures should be maintained for another five years or allowed to expire.

     The Company is currently participating in a review process that will lead to the issuance of revised normal values on July 16, 2007. Depending on the level of these normal values, the Company's ability to compete in Canada may be facilitated or impaired. However, given the small percentage of its products that are sold for export to Canada, the Company does not anticipate any material adverse effect on its financial condition as a result of the antidumping case in Canada.

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

     Guarantees, in the form of letters of credit, are issued by the Company generally to guarantee the payment of insurance deductibles, retiree health benefits, and certain operating costs of a foreign subsidiary. The terms of the Company's guarantees are generally one year but are renewable annually as required. The maximum potential amount of future payments the Company could have been required to make under its guarantees at March 31, 2007 was $10.0 million.

Note 3 - Inventories

                                         March 31, 2007      December 30, 2006
                                                   (In thousands)
Raw materials and supplies               $    29,706             $    48,265
Work-in-process                               34,191                  40,209
Finished goods                               160,351                 188,457
Valuation reserves                            (5,268)                (18,284)
                                          ----------              ----------

Inventories                              $   218,980             $   258,647
                                          ==========              ==========

     Inventories valued using the LIFO method totaled $18.9 million at March 31, 2007 and $32.6 million at December 30, 2006. At March 31, 2007 and December 30, 2006, the approximate FIFO cost of such inventories was $85.0 million and $143.1 million, respectively. The Company has deferred recognizing potential gains resulting from liquidation of LIFO inventories during the first three months of 2007. The Company expects to replenish these inventories by the end of 2007 and, as such, has not recognized the effects of liquidating LIFO layers. During the fourth quarter of 2006, certain inventories valued using the FIFO method and certain firm commitments to purchase inventories were written down to the lower of cost or market.
The write down of approximately $14.2 million resulted from the open market price of copper falling below the inventories' net book value.


Note 4 - Industry Segments

     The Company's reportable segments are Plumbing & Refrigeration and OEM. For disclosure purposes, as permitted under Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," certain operating segments are aggregated into reportable segments. The Plumbing & Refrigeration segment is composed of Standard Products (SPD), European Operations, and Mexican Operations. The OEM segment is composed of Industrial Products (IPD) and Engineered Products
(EPD). These segments are classified primarily by the markets for their products. Performance of segments is generally evaluated by their operating income.

     SPD manufactures copper tube and fittings, plastic fittings, and line sets. These products are manufactured in the U.S. SPD also imports and resells in North America brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products. European Operations consist of copper tube manufacturing, with such products being sold in Europe and the Middle East, and import distribution of fittings, valves, and plumbing specialties primarily in the U.K. and Ireland. Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties. The Plumbing & Refrigeration segment's products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, and building product retailers.

     IPD manufactures brass rod, impact extrusions, and forgings as well as a variety of end products including plumbing brass; automotive components; valves and fittings; and specialty copper, copper-alloy, and aluminum tubing. EPD manufactures and fabricates valves and assemblies for the refrigeration, air-conditioning, gas appliance, and barbecue grill markets. The OEM segment sells its products primarily to original equipment manufacturers, many of which are in the HVAC, plumbing, and refrigeration markets. Included in the OEM segment are the results of operations, from the date of acquisition, and assets of Extruded Metals, Inc.

     Summarized segment information is as follows:

                                               For the Quarter Ended
                                         March 31, 2007           April 1, 2006
                                                    (In thousands)
Net sales:
   Plumbing & Refrigeration              $   369,996             $   386,941
   OEM                                       243,730                 167,972
   Elimination of intersegment sales          (3,944)                 (3,874)
                                          ----------              ----------

                                         $   609,782             $   551,039
                                          ==========              ==========

Operating income:
   Plumbing & Refrigeration              $    26,854             $    44,193
   OEM                                         5,494                  10,953
   Unallocated expenses                       (5,037)                 (6,330)
                                          ----------              ----------

Total operating income                        27,311                  48,816
Interest expense                              (5,494)                 (4,862)
Other income, net                              4,953                   2,013
                                          ----------              ----------

Income before income taxes               $    26,770             $    45,967
                                          ==========              ==========

                                         March 31, 2007      December 30, 2006
                                                   (In thousands)
Segment assets:
   Plumbing & Refrigeration              $   730,530             $   760,147
   OEM                                       376,628                 280,692
   General corporate                         226,429                 228,068
                                          ----------              ----------

Total operating income                   $ 1,333,587             $ 1,268,907
                                          ==========              ==========

Note 5 - Comprehensive Income

     Comprehensive income is as follows:

                                               For the Quarter Ended
                                        March 31, 2007           April 1, 2006
                                                   (In thousands)
Comprehensive income:
   Net income                            $    18,913             $    33,365
   Other comprehensive income:
      Foreign currency translation             1,393                     256
      Change in the fair value
         of derivatives, net of tax              518                     156
                                          ----------              ----------

                                         $    20,824             $    33,777
                                          ==========              ==========

     The change in cumulative foreign currency translation adjustment primarily relates to the Company's investment in its foreign subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar, plus the tax effect of certain intercompany transactions. During the first quarter of 2007, the value of the British pound sterling and the Chinese renminbi increased 1 percent and 2 percent, respectively, compared to the U.S. dollar and the value of the Mexican peso decreased 2 percent compared to the U.S. dollar.


Note 6 - Employee Benefits

     The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees. During the first quarter of 2007, the Company assumed certain pension and postretirement obligations totaling $25.8 million and $11.6 million, respectively, and pension trust assets of $31.9 million in the acquisition of Extruded Metals, Inc. Net periodic pension benefit related to the pension plan is expected to be $0.7 million annually and net periodic pension cost related to the postretirement plan is expected to be $0.9 million annually.

     The net periodic benefit cost is based on estimated values provided by independent actuaries. The components of net periodic benefit cost are as follows:

                                               For the Quarter Ended
                                        March 31, 2007           April 1, 2006
                                                   (In thousands)
Pension benefits:
   Service cost                          $       539             $       527
   Interest cost                               2,131                   2,023
   Expected return on plan assets             (2,796)                 (2,608)
   Amortization of prior service cost             93                      93
   Amortization of net loss                      233                     312
                                          ----------              ----------

Net periodic benefit cost                $       200             $       347
                                          ==========              ==========
Other benefits:
   Service cost                          $        76             $         2
   Interest cost                                 158                     158
   Amortization of prior service cost              2                       2
   Amortization of net loss                       46                      33
                                          ----------              ----------

Net periodic benefit cost                $       282             $       195
                                          ==========              ==========

     The Company anticipates contributions to its pension plans for 2007 to be approximately $2.5 million. During the first quarter of 2007, approximately $0.6 million of contributions have been made to certain pension plans.


Note 7 - Acquisitions

     On February 27, 2007, the Company acquired 100 percent of the outstanding stock of Extruded Metals, Inc. (Extruded) for $32.6 million in cash, including transaction costs of $0.6 million. Extruded, located in Belding, Michigan, manufactures brass rod products, and during 2006 had annual sales of approximately $350 million. The acquisition of Extruded will complement the Company's existing brass rod product line. The total estimated fair values of the assets acquired totaled $78.8 million, consisting primarily of receivables of $29.5 million, inventories of $26.8 million, property, plant, and equipment of $15.3 million, and prepaid pension asset of $6.1 million. The total estimated fair values of liabilities assumed totaled $46.2 million, consisting primarily of a working capital debt facility of $10.0 million, accounts payable and accrued expenses of $24.0 million, and postretirement obligations of $11.6 million. The debt assumed was extinguished by the Company immediately following the acquisition. The purchase price allocation of Extruded is considered preliminary. The Company expects to finalize the purchase price accounting estimates during 2007 and, as a result, this purchase price allocation is subject to change.

     The results of operations for Extruded are reported in the Company's OEM segment and have been included in the accompanying Condensed Consolidated Financial Statements from the acquisition date. The following table presents condensed pro forma consolidated results of operations as if the Extruded acquisition had occurred at the beginning of the periods presented. This information combines the historical results of operations of the Company and Extruded after the effects of estimated preliminary purchase accounting adjustments. Actual adjustments may differ from those reflected below. The pro forma information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the periods presented and is not necessarily indicative of operating results to be expected in future periods.

                                               For the Quarter Ended
                                         March 31, 2007           April 1, 2006
                                         (In thousands, except per share data)
Net sales                                $   667,210             $   631,991
Net income                                    18,844                  33,947
Pro forma earnings per share:
    Basic earning per share              $      0.51             $      0.93
    Diluted earning per share            $      0.51             $      0.92

     In December 2005, two subsidiaries of the Company received a business license from a Chinese industry and commerce authority, establishing a joint venture with Jiangsu Xingrong Hi-Tech Co., Ltd. and Jiangsu Baiyang Industries Ltd. The joint venture, in which the Company holds a 50.5 percent interest, produces inner groove and smooth tube in level-wound coils, pancake coils, and straight lengths, primarily to serve the Chinese domestic original equipment manufactures' air-conditioning market as well as to complement the Company's U.S. product line. The joint venture is located primarily in Jintan City, Jiangsu Province, China. The joint venture entity is named Jiangsu Mueller-Xingrong Copper Industries Limited (Mueller-Xingrong).
During the first quarter of 2006, the Company contributed an additional $12.4 million, which completed its initial planned cash investment. Non-cash contributions from the other joint venture parties included long-lived assets of approximately $8.5 million during the first quarter of 2006. The results of operations of this joint venture are reported in the OEM segment and are included in the Company's Condensed Consolidated Financial Statements from January 1, 2006.

Note 8 - Income Taxes

FIN 48 Adoption and First Quarter Activity:
     At the beginning of fiscal 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"
(FIN 48). As a result of the adoption, the Company recorded an adjustment of approximately $2.2 million to reduce the opening balance of retained earnings. Additionally, as a result of the adoption of FIN 48, $3.5 million of federal income tax benefits associated with state tax uncertainties, which had been used to reduce the tax contingency liability in prior periods, were reclassified to deferred income taxes on the Company's Condensed Consolidated Balance Sheet. At adoption, the Company's unrecognized tax benefits totaled $25.6 million. Cumulative potential interest and penalties accrued related to unrecognized tax benefits at the date of adoption totaled $3.2 million. The Company includes interest and penalties related to income tax matters as a component of income tax expense. All unrecognized tax benefits at adoption would affect the effective tax rate, if recognized.

     During the first quarter of 2007, total unrecognized tax benefits increased to $26.8 million. The increase is primarily the result of $1.2 million of state income tax credit carryforwards that were derecognized ($0.8 million net of federal benefit) as a result of audit activity during the period.

     The Company files numerous consolidated and separate income tax returns in the U.S. Federal jurisdiction and in many state, local, and foreign jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations for years before 2003 and with few exceptions is no longer subject to state, local, or foreign income tax examinations by tax authorities for years before 2000. The Mississippi State Tax Commission and the California Franchise Tax Board are currently examining the Company's state income tax returns for years 2002 through 2005. Additionally, during April 2007, the Company received notification from the Internal Revenue
Service that it would conduct an examination of Extruded's 2005 U.S. Federal income tax return. The results of these examinations are not expected to have a material impact on the Company's financial position or results of operations.

Discussion of First Quarter Effective Tax Rate:
     Income tax expense for the first quarter of 2007 includes a benefit of $7.6 million, or $0.20 per diluted share, for a reduction in the valuation allowance for state income tax credit carryforwards. During the first quarter, the Company changed its estimates regarding the future realization of these credit carryforwards as a result of tax plans initiated in the period which management determined were feasible and would be implemented. The estimates related to the future realization of these credit carryforwards are highly subjective and could be affected by changes in business conditions and the feasibility of tax planning strategies. Changes in any of these factors could have a material impact on future income tax expense. Also included in income tax expense are adjustments of $2.2 million, or $0.06 per diluted share, to correct the prior year income tax provision for deferred tax liabilities on U.S. pension plans, and $2.6 million, or $0.07 per diluted share, for a change in estimate which reduced deferred tax assets related to the determination that a certain tax plan was no longer economically beneficial to the Company and thus would not be executed. The effect of the correction is not material to the current period or the prior period presented.

     The Company's effective tax rate for the first quarter of 2007 was 29.4 percent compared with 27.4 percent for the same period last year. The net effect of the adjustments described above was a benefit of $2.8 million, or a reduction in the Company's effective tax rate of 10.7 percent for the period. Other factors that explain the difference between the effective tax rate and what would be computed using the U.S. Federal statutory tax rate for the first quarter of 2007 were (i) the provision for state taxes of $0.9 million, net of federal benefit, (ii) a provision for repatriation of certain foreign earnings of $0.6 million, and (iii) additional expense of $0.8 million, net of federal benefit, resulting from unrecognized tax benefits. These items were partially offset by the recognition of a benefit from the U.S. manufacturer's deduction of $0.5 million and the recognition of a benefit of a foreign tax holiday of approximately $0.3 million (without consideration of minority interest).


Note 9 - Other Income, Net

                                               For the Quarter Ended
                                        March 31, 2007           April 1, 2006
                                                   (In thousands)
Rent, royalties, and other, net          $        62             $       486
Interest income                                2,272                     960
Gain on disposal of properties, net            3,132                     121
Minority interest in income of
   subsidiaries                                 (402)                   (393)
Environmental expense                           (111)                   (125)
Equity in earning of unconsolidated
   subsidiary                                      -                     964
                                          ----------              ----------
Other income, net                        $     4,953             $     2,013
                                          ==========              ==========


Note 10 - Recently Issued Accounting Standards

     The FASB has issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. The Company is required to adopt the provisions of this statement in the first quarter of fiscal 2008. Management is reviewing the potential effects of this statement; however, it does not expect the adoption of SFAS No. 157 to have a material impact on the Company's Condensed Consolidated Financial Statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after

November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the Company's Condensed Consolidated Financial Statements.


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

     The Company's businesses are aggregated into two reportable segments:
the Plumbing & Refrigeration segment and the OEM segment. For disclosure purposes, as permitted under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," certain operating segments are aggregated into reportable segments. The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), European Operations, and Mexican Operations. The OEM segment is composed of the Industrial Products Division
(IPD) and Engineered Products Division (EPD). These reportable segments are described in more detail below. SPD manufactures and sells copper tube, copper and plastic fittings, and valves in North America and sources products for import distribution in North America. European Operations manufactures copper tube in Europe, which is sold in Europe and the Middle East;
activities also include import distribution in the U.K. and Ireland. Mexican Operations include pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties. The Plumbing & Refrigeration segment sells products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers. The OEM segment manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. The OEM segment sells its products primarily to original equipment manufacturers, many of which are in the HVAC, plumbing, and refrigeration markets.

     New housing starts and commercial construction are important determinants of the Company's sales to the HVAC, refrigeration, and plumbing markets because the principal end use of a significant portion of the Company's products is in the construction of single and multi-family housing and commercial buildings. Repairs and remodeling projects are also important factors affecting the underlying demand for these products.

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


Results of Operations

     During the first quarter of 2007, the Company's net sales were $609.8 million, which compares with net sales of $551.0 million over the same period of 2006. The increase in net sales was primarily attributable to acquired businesses including Mueller-Xingrong, which started operations during the first quarter of 2006, and Extruded Metals, Inc. (Extruded), which was acquired during the first quarter of 2007. The change in net sales was also affected by the increased cost of copper, the Company's principal raw material, which was largely passed through to customers, offset by lower unit volume. The COMEX average price of copper was $2.70 per pound in the first quarter of 2007, which compares with $2.25 in the first quarter of 2006.

     Cost of goods sold increased from $457.1 million in the first quarter of 2006 to $536.6 million in the same period of 2007. This increase was primarily attributable to higher material costs and acquired businesses partially offset by reductions in total manufacturing conversion costs.
Gross profit decreased from $94.0 million to $73.2 million due primarily to lower unit volume. Inventories valued using the LIFO method totaled $18.9 million at March 31, 2007 and $32.6 million at December 30, 2006. At March 31, 2007 and December 30, 2006, the approximate FIFO cost of such inventories was $85.0 million and $143.1 million, respectively. The Company has deferred recognizing potential gains resulting from liquidation of LIFO inventories during the first three months of 2007. The Company expects to replenish these inventories by the end of 2007 and, as such, has not recognized the effects of liquidating LIFO layers.

     Depreciation and amortization expense was $11.0 million in the first quarter of 2007 compared with $10.2 million during the first quarter of 2006. The increase in 2007 is attributable to businesses acquired. Selling, general, and administrative expense was $34.9 million for the first quarter of 2007 compared with $35.0 million for the same period of 2006. Increases attributable to businesses acquired were offset by expense reductions at existing business units.

     The Plumbing & Refrigeration segment posted operating earnings of $26.9 million on net sales of $370.0 million, which compares with prior year earnings of $44.2 million on net sales of $386.9 million. Gross profit declined due to lower unit volumes. Additionally, higher unit costs on lower production volume contributed to reduced operating margins. Net sales for trading operations trended up but operating income was off slightly.
European operations were profitable due to earnings of the trading businesses.

     Operating income at the OEM segment was $5.5 million on net sales of $243.7 million in the first quarter of 2007 compared with operating income of $11.0 million on net sales of $168.0 million in the first quarter of 2006. For 2007, the results include the operations of Extruded following its date of acquisition. Our Chinese joint venture reported total operating income of $1.7 million in the first quarter of 2007.

     Interest expense for the first quarter of 2007 totaled $5.5 million, compared with $4.9 million for the same period of 2006. The increase resulted from increased borrowing at Mueller-Xingrong. Other income, net was $5.0 million for the first quarter of 2007 compared with $2.0 million for the same period of 2006. The increase is primarily due to the recognition of a $3.1 million gain in the first quarter of 2007 from the sale of non-operating royalty producing properties.

     Income tax expense for the first quarter of 2007 includes a benefit of $7.6 million, or $0.20 per diluted share, for a reduction in the valuation allowance for state income tax credit carryforwards. During the first quarter of 2007, the Company changed its estimates regarding the future realization of these credit carryforwards as a result of tax plans initiated in the period which management determined were feasible and would be implemented. The estimates related to the future realization of these credit carryforwards are highly subjective and could be affected by changes in business conditions and the feasibility of tax planning strategies. Changes in any of these factors could have a material impact on future income tax expense. Also included in income tax expense are adjustments of $2.2 million, or $0.06 per diluted share, to correct the prior year income tax provision for deferred tax liabilities on U.S. pension plans, and $2.6 million, or $0.07 per diluted share, for a change in estimate which reduced deferred tax assets related to the determination that a certain tax plan was no longer economically beneficial to the Company and thus would not be executed.

     The Company's effective tax rate for the first quarter of 2007 was 29.4 percent compared with 27.4 percent for the same period last year. The net effect of the adjustments described above was a benefit of $2.8 million, or a reduction in the Company's effective tax rate of 10.7 percent for the period. Other factors that explain the difference between the effective tax rate and what would be computed using the U.S. Federal statutory tax rate for the first quarter of 2007 were (i) the provision for state taxes of $0.9 million, net of federal benefit, (ii) a provision for repatriation of certain foreign earnings of $0.6 million, and (iii) additional expense of $0.8 million, net of federal benefit, resulting from unrecognized tax benefits. These items were partially offset by the recognition of a benefit from the U.S. manufacturer's deduction of $0.5 million and the recognition of a benefit of a foreign tax holiday of approximately $0.3 million (without consideration of minority interest).

Liquidity and Capital Resources

     Cash provided by operating activities in the first quarter of 2007 totaled $47.1 million, which is primarily attributable to net income plus depreciation and amortization, decreased inventories and increased current liabilities partially offset by increased receivables. Fluctuations in the cost of copper and other raw materials affect the Company's liquidity. Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable. During the first three months of 2007, the average COMEX copper price was approximately $2.70 per pound, which represents a 20 percent increase over the average price during the first three months of 2006. This rise in the price of cathode has also resulted in increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap. Subsequent to the end of the first quarter, copper prices continued to rise, trading above $3.60 per pound. Consequently, the Company has funded increases in inventories and accounts receivable with cash on hand.

     During the first quarter of 2007, cash used in investing activities totaled $37.7 million, consisting primarily of $32.0 million for the acquisition of Extruded, $8.7 million for capital expenditures, of which $1.2 million relates to Mueller-Xingrong, offset by $3.0 million of proceeds from the sales of properties. Cash used in financing activities during the first quarter totaled $15.5 million consisting primarily of $17.4 million for repayments of long-term debt, of which $10.0 million related to debt assumed in the acquisition of Extruded, $3.7 million for payment of dividends, offset by $5.4 million from the issuance of debt by Mueller-Xingrong.

     The Company has a $200 million unsecured line-of-credit (Credit Facility) which expires in December 2011. At March 31, 2007, the Company had no borrowings against the Credit Facility. Approximately $9.5 million in letters of credit were backed by the Credit Facility at the end of the first quarter of 2007. As of March 31, 2007, the Company's total debt was $342.7 million or 36 percent of its total capitalization.

     Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios. As of March 31, 2007, the Company was in compliance with all of its debt covenants.

     The Company declared and paid a regular quarterly cash dividend of ten cents per common share in the first quarter of 2007. Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors. On May 1, 2007, the Company will pay approximately $8.9 million in interest on its 6% Subordinated Debentures.

     Management believes that cash provided by operations and currently available cash of $194.5 million will be adequate to meet the Company's normal future capital expenditures and operational needs. The Company's current ratio was 2.8 to 1 at March 31, 2007.

     The Company's Board of Directors has authorized the repurchase until October 2007 of up to ten million shares of the Company's common stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through March 31, 2007, the Company has repurchased approximately 2.4 million shares under this authorization.

     There have been no significant changes in the Company's contractual cash obligations reported at December 30, 2006.


Recently Adopted Accounting Standards

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 at the beginning of fiscal 2007. As a result of the adoption, the Company recorded an adjustment of approximately $2.2 million to reduce the opening balance of retained earnings.


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

     The Company occasionally enters into forward fixed-price arrangements with certain customers. The Company may utilize forward contracts to hedge risks associated with forward fixed-price arrangements. The Company may also utilize forward contracts to manage price risk associated with inventory. Depending on the nature of the hedge, changes in the fair value of the forward contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of comprehensive income and reflected in earnings upon the sale of inventory. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory. At March 31, 2007, the Company held open forward contracts to purchase approximately $5.5 million of copper over the next four months related to fixed-price sales orders.

     Futures contracts may also be used to manage price risk associated with natural gas purchases. The effective portion of gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon consumption of natural gas. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices. At March 31, 2007, the Company held no open forward contracts to purchase natural gas.

Interest Rates

     At March 31, 2007, the Company had variable-rate debt outstanding of $34.7 million, the majority of which related to the debt issued by Mueller-Xingrong. At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company's pretax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on LIBOR and on the base-lending rate published by the People's Bank of China.

Foreign Currency Exchange Rates

     Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material; however, the Company may utilize certain forward fixed-rate contracts to hedge such transactional exposures. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon collection of receivables. At March 31, 2007, the Company held open forward contracts to purchase approximately $2.0 million U.S. dollars.

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

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007.


Changes in Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     In September 2006, the Federal Actions were dismissed as to Mueller Europe for lack of personal jurisdiction. In October 2006, the Federal Actions were dismissed in their entirety for lack of subject matter jurisdiction as to all defendants. Although plaintiffs filed a motion for reconsideration of the dismissal of Mueller Europe, the court has held that such motion was mooted by its dismissal of the case for lack of subject matter jurisdiction. Plaintiffs filed a motion to alter or amend the judgment dismissing the complaint for lack of subject matter jurisdiction, which the court denied in May 2007. Plaintiffs' time to file a notice of appeal has not yet expired.

     The Company's demurrer to the complaint and the Company's motion to dismiss for failure to state a claim have been filed in the state court actions filed in California and Tennessee, respectively. The Company has not yet been required to respond to the complaint in the action pending in Massachusetts state court. Mueller Europe has not yet been required to respond to the complaints in any of the state court actions pending in Tennessee, California or Massachusetts. The courts overseeing the California and Massachusetts state court actions have stayed those actions conditioned upon the parties' submitting periodic status reports on the Federal Actions. Plaintiffs in the Massachusetts state court action have filed a voluntary motion to dismiss that action without prejudice.

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

     In addition, beginning in April 2006, the Company has been named as a defendant in several purported class action lawsuits brought by direct and indirect purchasers alleging anticompetitive activities with respect to the sale of ACR copper tubes in the United States and elsewhere (the ACR Class Actions, and with the Carrier Action, the ACR Actions). Two of the ACR Class Actions were filed by indirect purchasers in the United States District Court for the Northern District of California, one of which alleges anticompetitive activities with respect to plumbing tubes as well as ACR copper tubes. Five of the ACR Class Actions (two of which have been consolidated to become the Indirect ACR Class Actions and three of which have been consolidated to become the Direct ACR Class Actions) were filed in the United States District Court for the Western District of Tennessee.

     Mueller Europe and the Company are named in all of the ACR Actions. WTC Holding Company, Inc., Deno Holding Company, Inc., and Deno Acquisition Eurl are named in one of the ACR Class Actions filed in the United States District Court for the Northern District of California. Motions to dismiss by the Company and by Mueller Europe are pending in the Carrier Action and the Direct ACR Class Actions. The Company and Mueller Europe have been served, but have not yet been required to respond, in the Indirect ACR Class Actions. The Company, Mueller Europe, WTC Holding Company, Inc., and Deno Holding Company, Inc. have been served, but have not yet been required to respond, in one of the ACR Class Actions filed in the United States District Court for the Northern District of California. Plaintiffs in the second of the ACR Class Actions filed in the United States District Court for the Northern District of California (which addressed only ACR copper tubes) have voluntarily dismissed that action without prejudice.

     The Company believes that the claims for relief in the ACR Actions are without merit and intends to defend the ACR Actions vigorously.

Copper Price Manipulation Litigation

     Two of the Company's subsidiaries, Mueller Copper Tube Products Inc. and Mueller Copper Tube Company Inc., brought a lawsuit (the Price Manipulation Action) against J.P. Morgan Chase & Co. and Morgan Guaranty Trust Company of New York (collectively Morgan) to recover damages the Company believes it suffered on first purchases of copper cathode resulting from an alleged conspiracy to manipulate the price of copper cathode by Morgan (and certain of its predecessors and affiliates) and others in violation of the federal antitrust laws. The lawsuit was filed on June 12, 2003, in the U.S. District Court for the Western District of Wisconsin. The Company's lawsuit was consolidated with those of certain other first purchasers of copper cathode and rod under the name In re Copper Antitrust Litigation. Although the Price Manipulation Action was dismissed by the district court on March 2, 2004, as barred by the statute of limitations, the U.S. Court of Appeals for the Seventh Circuit, on February 6, 2006, reversed the district court's decision in part and remanded the Price Manipulation Action for further proceedings in the district court. On January 16, 2007, Morgan filed a Motion for Summary Judgment which the District Court denied on April 24, 2007. Trial is set for May 29, 2007. Although the Company is unable to predict the likely outcome of the Price Manipulation Action at this time, the Company is prosecuting the case vigorously, and intends to continue to do so in the future.

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

     As a result of these findings, exports of subject goods to Canada by the Company made on or after October 20, 2006 will be subject to antidumping measures. Under Canada's system of prospective antidumping enforcement, the Canada Border Services Agency has issued normal values to the Company. Antidumping duties will be imposed on the Company's Canadian customers only to the extent that the Company's future exports of copper pipe fittings are made at net export prices which are below these normal values. If net export prices for subject goods exceed normal values, no antidumping duties will be payable. These measures will remain in place for five years, at which time an expiry review will be conducted by Canadian authorities to determine whether these measures should be maintained for another five years or allowed to expire.

     The Company is currently participating in a review process that will lead to the issuance of revised normal values on July 16, 2007. Depending on the level of these normal values, the Company's ability to compete in Canada may be facilitated or impaired. However, given the small percentage of its products that are sold for export to Canada, the Company does not anticipate any material adverse effect on its financial condition as a result of the antidumping case in Canada.

Other Matters

     The Company is aware of an investigation of competition in markets in which it participates, or has participated in the past, in Canada. The Company does not anticipate any material adverse effect on its business or financial condition as a result of that investigation.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

     The Company's Board of Directors has authorized the repurchase, until October 2007, of up to ten million shares of the Company's Common Stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through March 31, 2007, the Company had repurchased approximately 2.4 million shares under this authorization. Below is a summary of the Company's stock repurchases for the quarterly period ended March 31, 2007.

                                 (a)          (b)          (c)          (d)
                                                        Total
                                                       Number of      Maximum
                                                        Shares       Number of
                                                      Purchased     Shares that
                                                      as Part of     May Yet Be
                               Total                   Publicly      Purchased
                             Number of     Average    Announced      Under the
                              Shares     Price Paid    Plans or       Plans or
                             Purchased    per Share    Programs       Programs
                                                                   7,647,030(1)
    December 31, 2006 -
      January 27, 2007             -     $      -
    January 28 -
      February 24, 2007            -            -
    February 25 -
      March 31, 2007               -            -
(1)  Shares available to be purchased under the Company's 10 million share repurchase authorization until October 2007.  This repurchase plan was announced on October 30, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 3, 2007, the Company held its Annual Meeting of Stockholders at which two proposals were voted upon: (i) the election of directors and
(ii) the approval of the appointment of independent auditors. The following persons were duly elected to serve, subject to the Company's Bylaws, as Directors of the Company until the next Annual Meeting, or until election and qualification of their successors:

                                    Votes in Favor         Votes Withheld
     Alexander P. Federbush             34,167,158                726,967
     Gennaro J. Fulvio                  34,167,058                727,067
     Gary S. Gladstein                  34,147,380                746,745
     Terry Hermanson                    34,137,990                756,135
     Robert B. Hodes                    31,014,221              3,879,904
     Harvey L. Karp                     33,795,130              1,098,995
     William D. O'Hagan                 33,974,770                919,355

     The proposal to approve the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm was ratified by 34,668,804 votes in favor, 201,072 votes against, and 24,248 votes abstaining.


Item 5.  Other Information

Labor Relations Update

     On April 29, 2007, the Company's unions located in Port Huron, Michigan rejected proposed labor contracts. The employees will continue to work under the existing contracts, which were extended through May 31, 2007. Management believes that the labor contracts will be agreed to in the near-term.

Item 6.  Exhibits

         10.1 Stock Purchase Agreement, dated February 27, 2007, by and between TBG Holdings N.V. Hollandsch-Amerikaansche Beleggingsmaatschappij Holland-American Investment
                Corporation as Sellers, amd Mueller Industries, Inc. as Buyer (incorporated herein by reference to Exhibit 10.1 of the Registrant's current report dated March 5, 2007).

         19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended March 31, 2007. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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


Items 1A and 3 are not applicable and have been omitted.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MUELLER INDUSTRIES, INC.


May 4, 2007                            /s/ Kent A. McKee
Date                                   Kent A. McKee
                                       Executive Vice President and
                                       Chief Financial Officer


May 4, 2007                            /s/ Richard W. Corman
Date                                   Richard W. Corman
                                       Vice President - Controller

                                EXHIBIT INDEX

Exhibits      Description

19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended March 31, 2007. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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