Form 10-Q
period 2007-06-30
MUELLER INDUSTRIES INC
filed 2007-07-25
CIK 89439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2007      Commission file number 1-6770


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


The number of shares of the Registrant's common stock outstanding as of July 23, 2007, was 37,072,759.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                For the Quarterly Period Ended June 30, 2007

                                    INDEX



Part I. Financial Information                                            Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Condensed Consolidated Statements of Income
               for the quarters and six months ended June 30, 2007
               and July 1, 2006                                            3

          b.)  Condensed Consolidated Balance Sheets
               as of June 30, 2007 and December 30, 2006                   7

          c.)  Condensed Consolidated Statements of Cash Flows
               for the six months June 30, 2007
               and July 1, 2006                                            9

          d.)  Notes to Condensed Consolidated Financial Statements       11


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         22


     Item 3.  Quantitative and Qualitative Disclosures About Market Risk  27


     Item 4.  Controls and Procedures                                     28


Part II. Other Information

     Item 1.  Legal Proceedings                                           29

     Item 2.  Unregistered Sales of Equity Securities
              and Use of Proceeds                                         33

     Item 5.  Other Information                                           34

     Item 6.  Exhibits                                                    34

Signatures                                                                35

PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements

                          MUELLER INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                                For the Quarter Ended
                                            June 30,                July 1,
                                              2007                    2006
                                         (In thousands, except per share data)
Net sales                                $   772,647             $   779,663

Cost of goods sold                           661,746                 637,038
                                          ----------              ----------

   Gross profit                              110,901                 142,625

Depreciation and amortization                 11,306                  10,376
Selling, general, and
   administrative expense                     38,971                  39,689
                                          ----------              ----------

   Operating income                           60,624                  92,560

Interest expense                              (5,689)                 (5,214)
Other income (expense), net                    1,925                     (67)
                                          ----------              ----------

   Income before income taxes                 56,860                  87,279

Current income tax expense                   (25,446)                (29,584)
Deferred income tax benefit                    4,984                   1,055
                                          ----------              ----------

   Total income tax expense                  (20,462)                (28,529)
                                          ----------              ----------

Net income                               $    36,398             $    58,750
                                          ==========              ==========



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                                For the Quarter Ended
                                            June 30,                July 1,
                                              2007                    2006
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               37,060                  36,891
Effect of dilutive stock options                 204                     421
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             37,264                  37,312
                                          ----------              ----------

Basic earnings per share                 $      0.98             $      1.59
                                          ==========              ==========

Diluted earnings per share               $      0.98             $      1.57
                                          ==========              ==========

Dividends per share                      $      0.10             $      0.10
                                          ==========              ==========

See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                              For the Six Months Ended
                                            June 30,                July 1,
                                              2007                    2006
                                         (In thousands, except per share data)
Net sales                                $ 1,382,429             $ 1,330,702

Cost of goods sold                         1,198,324               1,094,107
                                          ----------              ----------

   Gross profit                              184,105                 236,595

Depreciation and amortization                 22,272                  20,571
Selling, general, and
   administrative expense                     73,898                  74,648
                                          ----------              ----------

   Operating income                           87,935                 141,376

Interest expense                             (11,183)                (10,076)
Other income (expense), net                    6,878                   1,946
                                          ----------              ----------

   Income before income taxes                 83,630                 133,246

Current income tax expense                   (34,459)                (46,077)
Deferred income tax benefit                    6,140                   4,946
                                          ----------              ----------

   Total income tax expense                  (28,319)                (41,131)
                                          ----------              ----------

Net income                               $    55,311             $    92,115
                                          ==========              ==========



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                              For the Six Months Ended
                                            June 30,                July 1,
                                              2007                    2006
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               37,044                  36,791
Effect of dilutive stock options                 160                     405
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             37,204                  37,196
                                          ----------              ----------

Basic earnings per share                 $      1.49             $      2.50
                                          ==========              ==========


Diluted earnings per share               $      1.49             $      2.48
                                          ==========              ==========

Dividends per share                      $      0.20             $      0.20
                                          ==========              ==========



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                         June 30, 2007       December 30, 2006
                                                   (In thousands)
Assets

Current assets:
   Cash and cash equivalents             $   247,916             $   200,471

   Accounts receivable, less allowance
     for doubtful accounts of $7,603 in
     2007 and $6,806 in 2006                 392,326                 281,679

   Inventories                               251,544                 258,647

   Other current assets                       41,497                  35,397
                                          ----------              ----------

     Total current assets                    933,283                 776,194

Property, plant, and equipment, net          325,822                 315,064
Goodwill                                     156,400                 155,653
Other assets                                  37,799                  21,996
                                          ----------              ----------

                                         $ 1,453,304             $ 1,268,907
                                          ==========              ==========



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                 (Unaudited)
                                         June 30, 2007       December 30, 2006
                                          (In thousands, except share data)
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt     $     48,037            $    35,998
   Accounts payable                           181,136                 96,095
   Accrued wages and other employee costs      36,535                 43,281
   Other current liabilities                  110,269                 80,145
                                           ----------             ----------

     Total current liabilities                375,977                255,519

Long-term debt                                308,084                308,154
Pension liabilities                            20,006                 19,900
Postretirement liabilities other
   than pensions                               28,913                 16,699
Environmental reserves                          9,186                  8,907
Deferred income taxes                          42,398                 46,408
Other noncurrent liabilities                    2,015                  2,206
                                           ----------             ----------

     Total liabilities                        786,579                657,793
                                           ----------             ----------
Minority interest in subsidiaries              22,783                 22,300
Stockholders' equity:
   Preferred stock - shares authorized
     5,000,000; none outstanding                    -                      -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 37,072,759
     in 2007 and 37,025,285 in 2006               401                    401
   Additional paid-in capital, common         258,207                256,906
   Retained earnings                          431,786                386,038
   Accumulated other comprehensive
     income                                    19,563                 12,503
   Treasury common stock, at cost             (66,015)               (67,034)
                                           ----------             ----------

     Total stockholders' equity               643,942                588,814
                                           ----------             ----------

Commitments and contingencies                       -                      -
                                           ----------             ----------

                                          $ 1,453,304            $ 1,268,907
                                           ==========             ==========



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                              For the Six Months Ended
                                            June 30,                July 1,
                                              2007                    2006
                                                   (In thousands)
Cash flows from operating activities
   Net income                            $    55,311             $    92,115
   Reconciliation of net income
    to net cash provided by (used in)
    operating activities:
     Depreciation and amortization            22,465                  20,719
     Deferred income taxes                    (6,140)                 (4,946)
     (Gain) loss on disposal
      of properties                           (3,137)                  1,905
     Stock-based compensation expense          1,273                   1,308
     Income tax benefit from exercise of
      stock options                             (124)                 (1,042)
     Minority interest in subsidiaries,
      net of dividend paid                       (18)                  1,805
     Gain on sale of equity investment             -                  (1,876)
     Equity in earnings of
      unconsolidated subsidiary                    -                    (964)
     Gain on early retirement of debt              -                     (97)
     Changes in assets and liabilities,
      net of businesses acquired:
       Receivables                           (78,521)               (161,990)
       Inventories                            35,467                 (51,127)
       Other assets                          (10,948)                 (4,642)
       Current liabilities                    78,376                  93,142
       Other liabilities                         773                   4,439
       Other, net                              2,144                  (3,657)
                                          ----------              ----------

Net cash provided by (used in)
   operating activities                       96,921                 (14,908)
                                          ----------              ----------

Cash flows from investing activities
   Capital expenditures                      (15,638)                (20,918)
   Acquisition of businesses, net of
    cash received                            (31,970)                  3,632
   Proceeds from sales of
    properties and equity investment           3,032                  23,218
                                          ----------              ----------

Net cash (used in) provided by
   investing activities                      (44,576)                  5,932
                                          ----------              ----------



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)
                                              For the Six Months Ended
                                            June 30,                July 1,
                                              2007                    2006
                                                   (In thousands)
Cash flows from financing activities
   Proceeds from issuance of
    long-term debt                       $    19,054             $    22,425
   Repayments of long-term debt              (18,116)                 (3,413)
   Dividends paid                             (7,410)                 (7,373)
   Issuance of shares under incentive
    stock option plans from treasury             977                   5,823
   Income tax benefit from exercise
    of stock options                             124                   1,042
   Acquisition of treasury stock                 (54)                   (396)
                                          ----------              ----------

Net cash (used in) provided by
  financing activities                        (5,425)                 18,108
                                          ----------              ----------

Effect of exchange rate changes on cash          525                      70
                                          ----------               ----------
Increase in cash and cash equivalents         47,445                   9,202

Cash and cash equivalents at the
   beginning of the period                   200,471                 129,685
                                          ----------              ----------

Cash and cash equivalents at the
   end of the period                     $   247,916             $   138,887
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

     On June 12, 2003, two of the Company's subsidiaries, Mueller Copper Tube Products Inc. and Mueller Copper Tube Company Inc., brought a lawsuit against J.P. Morgan Chase & Co. and Morgan Guaranty Trust Company of New York (collectively Morgan) to recover damages the Company believes it suffered on first purchases of copper cathode resulting from an alleged conspiracy to manipulate the price of copper cathode by Morgan (and certain of its predecessors and affiliates) and others in violation of the federal antitrust laws. The Company's lawsuit was consolidated with those of certain other first purchasers of copper cathode and rod under the name In re Copper Antitrust Litigation. In July 2007, the parties finalized a settlement agreement terminating the lawsuit. The Company will recognize a monetary settlement of approximately $8.9 million pursuant to the agreement in the third quarter of 2007.

     Guarantees, in the form of letters of credit, are issued by the Company generally to guarantee the payment of insurance deductibles, retiree health benefits, and certain operating costs of a foreign subsidiary. The terms of the Company's guarantees are generally one year but are renewable annually as required. The maximum potential amount of future payments the Company could have been required to make under its guarantees at June 30, 2007 was $10.3 million.


Note 3 - Inventories

                                         June 30, 2007       December 30, 2006
                                                   (In thousands)
Raw materials and supplies               $    22,575             $    48,265
Work-in-process                               50,718                  40,209
Finished goods                               183,618                 188,457
Valuation reserves                            (5,367)                (18,284)
                                          ----------              ----------

Inventories                              $   251,544             $   258,647
                                          ==========              ==========

     The Company has deferred recognizing potential gains resulting from liquidation of LIFO inventories during the first six months of 2007. The Company expects to replenish these inventories by the end of 2007 and, as such, has not recognized the effects of liquidating LIFO layers.
Inventories valued using the LIFO method totaled $19.3 million at June 30, 2007, assuming recognition of liquidation of LIFO layers, and $32.6 million at December 30, 2006. At June 30, 2007 and December 30, 2006, the approximate FIFO cost of such inventories was $104.3 million and $143.1 million, respectively. During the fourth quarter of 2006, certain inventories valued using the FIFO method and certain firm commitments to purchase inventories were written down to the lower of cost or market. The write down of approximately $14.2 million resulted from the open market price of copper falling below the inventories' net book value.


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

     IPD manufactures brass rod, impact extrusions, and forgings as well as a variety of end products including plumbing brass; automotive components; valves and fittings; and specialty copper, copper-alloy, and aluminum tubing. EPD manufactures and fabricates valves and assemblies for the refrigeration, air-conditioning, gas appliance, and barbecue grill markets. The OEM segment sells its products primarily to original equipment manufacturers, many of which are in the HVAC, plumbing, and refrigeration markets. Included in the OEM segment are the results of operations, from its acquisition date of February 27, 2007, and assets of Extruded Metals, Inc.

Summarized segment information is as follows:

                                                For the Quarter Ended
                                            June 30,                July 1,
                                              2007                    2006
                                                   (In thousands)
Net sales:
   Plumbing & Refrigeration              $   455,486             $   551,158
   OEM                                       322,201                 242,128
   Elimination of intersegment sales          (5,040)                (13,623)
                                          ----------              ----------

                                         $   772,647             $   779,663
                                          ==========              ==========

Operating income:
   Plumbing & Refrigeration              $    51,746             $    78,328
   OEM                                        17,999                  21,511
   Unallocated expenses                       (9,121)                 (7,279)
                                          ----------              ----------

Total operating income                        60,624                  92,560
Interest expense                              (5,689)                 (5,214)
Other income (expense), net                    1,925                     (67)
                                          ----------              ----------

Income before income taxes               $    56,860             $    87,279
                                          ==========              ==========


                                              For the Six Months Ended
                                            June 30,                July 1,
                                              2007                    2006
                                                   (In thousands)
Net sales:
   Plumbing & Refrigeration              $   825,482             $   938,099
   OEM                                       565,931                 410,100
   Elimination of intersegment sales          (8,984)                (17,497)
                                          ----------              ----------

                                         $ 1,382,429             $ 1,330,702
                                          ==========              ==========

Operating income:
   Plumbing & Refrigeration              $    78,600             $   122,521
   OEM                                        23,493                  32,464
   Unallocated expenses                      (14,158)                (13,609)
                                          ----------              ----------

Total operating income                        87,935                 141,376
Interest expense                             (11,183)                (10,076)
Other income (expense), net                    6,878                   1,946
                                          ----------              ----------

Income before income taxes               $    83,630             $   133,246
                                          ==========              ==========


                                         June 30, 2007       December 30, 2006
                                                   (In thousands)
Segment assets:
   Plumbing & Refrigeration              $   764,928             $   760,147
   OEM                                       398,378                 280,692
   General corporate                         289,998                 228,068
                                          ----------              ----------

                                         $ 1,453,304             $ 1,268,907
                                          ==========              ==========


Note 5 - Comprehensive Income

     Comprehensive income is as follows:

                                                For the Quarter Ended
                                            June 30,                July 1,
                                              2007                    2006
                                                   (In thousands)
Net income                               $    36,398             $    58,750
Other comprehensive income (loss),
  net of tax
   Foreign currency translation                5,084                   5,645
   Minimum pension liability                       -                   4,315
   Amortization of prior service
     cost included in pension expense            101                       -
   Amortization of actuarial gains
     and losses included in pension
     expense                                     110                       -
   Change in the fair value of
     derivatives                                (146)                    (53)
                                          ----------              ----------

Other comprehensive income                     5,149                   9,907
                                          ----------              ----------

Comprehensive income                     $    41,547             $    68,657
                                          ==========              ==========

                                              For the Six Months Ended
                                            June 30,                July 1,
                                              2007                    2006
                                                   (In thousands)
Net income                               $    55,311             $    92,115
Other comprehensive income (loss),
  net of tax
   Foreign currency translation                6,477                   5,901
   Minimum pension liability                       -                   4,315
   Amortization of prior service
     cost included in pension expense            101                       -
   Amortization of actuarial gains
     and losses included in pension
     expense                                     110                       -
   Change in the fair value of
     derivatives                                 372                     103
                                          ----------              ----------

Other comprehensive income                     7,060                  10,319
                                          ----------              ----------

Comprehensive income                     $    62,371             $   102,434
                                          ==========              ==========

     The change in cumulative foreign currency translation adjustment primarily relates to the Company's investment in its foreign subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar, plus the tax effect of certain intercompany transactions. During the first six months of 2007, the value of the British pound sterling, the Chinese renmimbi, and the Mexican peso increased 2.5 percent, 2.6 percent, and 1.0 percent, respectively, compared to the U.S. dollar.


Note 6 - Employee Benefits

     The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees. During the first quarter of 2007, the Company assumed certain pension and postretirement obligations totaling approximately $25.8 million and $11.6 million, respectively, and pension trust assets of $31.9 million in the acquisition of Extruded Metals, Inc. Net periodic pension benefit related to the pension plan is expected to be $0.7 million annually and net periodic benefit cost related to the postretirement plan is expected to be $0.9 million annually.

     The net periodic benefit cost is based on estimated values provided by independent actuaries. The components of net periodic benefit cost are as follows:

                                                For the Quarter Ended
                                            June 30,                July 1,
                                              2007                    2006
                                                   (In thousands)
Pension benefits:
   Service cost                          $       473             $       422
   Interest cost                               2,025                   1,861
   Expected return on plan assets             (3,000)                 (2,241)
   Amortization of prior service cost             62                      93
   Amortization of net loss                      206                     106
                                          ----------              ----------

Net periodic benefit (income) cost       $      (234)            $       241
                                          ==========              ==========
Other benefits:
   Service cost                          $     1,057             $         2
   Interest cost                                 177                     160
   Amortization of prior service cost              2                       2
   Amortization of net loss                       46                      32
                                          ----------              ----------

Net periodic benefit cost                $     1,282             $       196
                                          ==========              ==========

                                              For the Six Months Ended
                                            June 30,                July 1,
                                              2007                    2006
                                                   (In thousands)
Pension benefits:
   Service cost                          $     1,012             $       949
   Interest cost                               4,156                   3,884
   Expected return on plan assets             (5,796)                 (4,849)
   Amortization of prior service cost            155                     186
   Amortization of net loss                      439                     418
                                          ----------              ----------

Net periodic benefit (income) cost       $       (34)            $       588
                                          ==========              ==========
Other benefits:
   Service cost                          $     1,133             $         4
   Interest cost                                 335                     318
   Amortization of prior service cost              4                       4
   Amortization of net loss                       92                      65
                                          ----------              ----------

Net periodic benefit cost                $     1,564             $       391
                                          ==========              ==========


     The Company anticipates contributions to its pension plans for 2007 to be approximately $2.5 million. During the first six months of 2007, approximately $1.2 million of contributions have been made to certain pension plans.


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

                                                For the Quarter Ended
                                            June 30,                July 1,
                                              2007                    2006
                                         (In thousands, except per share data)
Net sales                                $   772,647             $   874,432
Net income                                    36,398                  65,228
Pro forma earnings per share:
    Basic earning per share              $      0.98             $      1.77
    Diluted earning per share            $      0.98             $      1.75

                                              For the Six Months Ended
                                            June 30,                July 1,
                                              2007                    2006
                                         (In thousands, except per share data)
Net sales                                $ 1,439,857             $ 1,506,423
Net income                                    55,242                  99,175
Pro forma earnings per share:
    Basic earning per share              $      1.49             $      2.70
    Diluted earning per share            $      1.48             $      2.67

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

     FIN 48 Adoption and 2007 Activity:

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

     During the six months ended June 30, 2007, total unrecognized tax benefits increased to $31.6 million. The increase is primarily the result of $1.2 million of state income tax credit carryforwards that were derecognized ($0.8 million net of federal benefit) as a result of audit activity during the period, and $4.4 million related to additional uncertainties identified subsequent to the adoption date. Cumulative potential interest and penalties accrued related to unrecognized tax benefits at June 30, 2007 totaled $4.6 million. At June 30, 2007, approximately $27.2 million of unrecognized tax benefits would affect the effective tax rate, if recognized.

     The Company files numerous consolidated and separate income tax returns in the U.S. Federal jurisdiction and in many state, local, and foreign jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations for years before 2003 and with few exceptions is no longer subject to state, local, or foreign income tax examinations by tax authorities for years before 2000. The Internal Revenue Service is currently examining Extruded's 2005 U.S. Federal income tax return. Additionally, the Mississippi State Tax Commission and the California Franchise Tax Board are currently examining state income tax returns for certain of the Company's subsidiaries for years 2002 through 2005. The results of these examinations are not expected to have a material impact on the Company's financial position or results of operations.

     Discussion of Effective Tax Rate:

     The Company's effective tax rate for the second quarter of 2007 was 36.0 percent compared with 32.7 percent for the same period last year. The difference between the effective tax rate and what would be computed using the U.S. Federal statutory tax rate for the second quarter of 2007 is primarily related to the provision for state taxes of $1.6 million, net of federal benefit, and additional expense of $1.1 million, net of federal benefit, resulting from unrecognized tax benefits. These items were partially offset by the recognition of a benefit from the U.S. manufacturer's deduction of $1.0 million and the recognition of a benefit of a foreign tax holiday of approximately $0.7 million (without consideration of minority interest).

     Income tax expense for the six months ended June 30, 2007 includes a benefit of $8.1 million, or $0.22 per diluted share, for a reduction in the valuation allowance for state income tax credit carryforwards. During the first quarter, the Company changed its estimates regarding the future realization of these credit carryforwards as a result of tax plans initiated in the period which management determined were feasible and would be implemented. The estimates related to the future realization of these credit carryforwards are highly subjective and could be affected by changes in business conditions and the feasibility of tax planning strategies. Changes in any of these factors could have a material impact on future income tax expense. Also included in income tax expense are adjustments of $2.2 million, or $0.06 per diluted share, during the first quarter to correct the prior year income tax provision for deferred tax liabilities on U.S. pension plans, and $2.6 million, or $0.07 per diluted share, for a change in estimate during the first quarter which reduced deferred tax assets related to the determination that a certain tax plan was no longer economically beneficial to the Company and thus would not be executed. The effect of the correction is not material to the current period or the prior period presented.

     The Company's effective tax rate for the first six months of 2007 was
33.9 percent compared with 30.9 percent for the same period last year. The net effect of the adjustments described above was a benefit of $3.2 million, or a reduction in the Company's effective tax rate of 3.8 percent for the period. Other factors that explain the difference between the effective tax rate and what would be computed using the U.S. Federal statutory tax rate for the first six months of 2007 were (i) the provision for state taxes (excluding the effects of the change in estimate related to the state income tax credit carryforwards) of $2.5 million, net of federal benefit, (ii) a provision for repatriation of certain foreign earnings of $0.4 million, and
(iii) additional expense of $1.8 million, net of federal benefit, resulting from unrecognized tax benefits. These items were partially offset by the recognition of a benefit from the U.S. manufacturer's deduction of $1.5 million and the recognition of a benefit of a foreign tax holiday of approximately $1.1 million (without consideration of minority interest).

Note 9 - Other Income (Expense), Net

                                                For the Quarter Ended
                                            June 30,                July 1,
                                              2007                    2006
                                                   (In thousands)
Interest income                          $     2,660             $     1,003
Gain on sale of equity investment                  -                   1,876
Equity in earning of unconsolidated
   subsidiary                                      -                       -
Gain on early retirement of debt                   -                      97
Environmental expense                           (257)                   (140)

Minority interest in income of
   subsidiaries                                 (944)                 (1,412)
Gain (loss) on disposal of
   properties, net                                 5                  (2,026)
Rent, royalties, and other, net                  461                     535
                                          ----------              ----------

                                         $     1,925             $       (67)
                                          ==========              ==========

                                              For the Six Months Ended
                                            June 30,                July 1,
                                              2007                    2006
                                                   (In thousands)
Interest income                          $     4,932             $     1,963
Gain on sale of equity investment                  -                   1,876
Equity in earning of unconsolidated
   subsidiary                                      -                     964
Gain on early retirement of debt                   -                      97
Environmental expense                           (368)                   (265)
Minority interest in income of
   subsidiaries                               (1,346)                 (1,805)
Gain (loss) on disposal of
   properties, net                             3,137                  (1,905)
Rent, royalties, and other, net                  523                   1,021
                                          ----------              ----------

                                         $     6,878             $     1,946
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


Results of Operations

     During the second quarter of 2007, the Company's net sales were $772.6 million, which compares with net sales of $779.7 million over the same period of 2006. Net sales were $1.38 billion in the first half of 2007 compared with $1.33 billion in the same period of 2006. The change in net sales for the quarter and six-month period was primarily attributable to reduced volumes in the Company's core product lines, offset by contributions from acquired businesses. The average price of copper was approximately 9 percent higher in the first half of 2007 compared with the same period of 2006. Extruded Metals, Inc. (Extruded), which the Company acquired in February 2007, contributed $97.5 million of net sales in the second quarter and $129.5 million of net sales in the first half of 2007.

     Cost of goods sold increased from $637.0 million in the second quarter of 2006 to $661.7 million in the same period of 2007. Cost of goods sold for the six months ended June 30, 2007 was $1.20 billion compared with $1.09 billion for the first six months of 2006. The current year increase was attributable to higher material costs and acquired businesses, partially offset by volume declines and lower conversion costs. Gross profit decreased to $110.9 million from $142.6 million in the second quarter and decreased to $184.1 million from $236.6 million for the six-month period due primarily to lower margins on copper tube and brass rod. During the first six months of 2007, inventory quantities valued using the LIFO method declined. The Company expects to replenish these LIFO inventories by the end of 2007 and as such, has not recognized the effect of liquidating LIFO layers. Inventories valued using the LIFO method totaled $19.3 million at June 30, 2007, assuming recognition of liquidation of LIFO layers, and $32.6 million at December 30, 2006. At June 30, 2007 and December 30, 2006, the approximate FIFO cost of such inventories was $104.3 million and $143.1 million, respectively.

     Selling, general, and administrative expense was $39.0 million for the second quarter of 2007 compared with $39.7 million for the same period of 2006. Year-to-date selling, general, and administrative expense was $73.9 million for 2007 compared with $74.6 million for the same period of 2006. The decrease for the quarter and six months was primarily due to reductions in incentive compensation partially offset by expenses of Extruded since its acquisition date.

     For the second quarter of 2007, operating income at the Plumbing & Refrigeration segment was $51.7 million, which compares with $78.3 million in the same period of 2006. Operating income for the first six months at the Plumbing & Refrigeration segment was $78.6 million, which compares with $122.5 million in the same period of 2006. The second quarter and six month decreases were primarily attributable to reduced volumes.

     Operating income at the OEM segment was $18.0 million in the second quarter of 2007 compared with $21.5 million in the second quarter of 2006. Operating income for the first six months at the OEM segment was $23.5 million, which compares with $32.5 million in the same period of 2006. Reduced operating income in the second quarter and first half of 2007 was due primarily to reduced volumes in the brass rod business partially offset by contributions from Extruded.

     Interest expense for the second quarter of 2007 totaled $5.7 million, compared with $5.2 million for the same period of 2006. For the first half of 2007, interest expense was $11.2 million compared with $10.1 million for the same period of 2006. The increase in interest expense for the second quarter and first half of 2007 is attributable to increased borrowings at Mueller-Xingrong to fund operations.

     Other income (expense), net was $1.9 million for the second quarter of 2007 compared with $(0.1) million for the same period of 2006. The current year increase was due to increased interest income on higher invested cash balances and the reduction of the loss on property disposals. Year-to-date, other income (expense), net was $6.9 million in 2007 compared with $1.9 million for the same period of 2006. The current year increase is due primarily to the recognition of a $3.1 million gain in the first quarter of 2007 from the sale of non-operating royalty producing properties plus increased interest income on higher invested cash balances. In April 2006, the Company sold its approximately 38 percent interest in Conbraco Industries, Inc., which had a net book value of approximately $21.1 million. This transaction resulted in a pre-tax gain of approximately $1.9 million. Aggregate cash proceeds from the sale were approximately $23.0 million.

     The Company's effective tax rate for the second quarter of 2007 was
36.0 percent compared with 32.7 percent for the same period last year. The difference between the effective tax rate and what would be computed using the U.S. Federal statutory tax rate for the second quarter of 2007 is primarily related to the provision for state taxes of $1.6 million, net of federal benefit, and additional expense of $1.1 million, net of federal benefit, resulting from unrecognized tax benefits. These items were partially offset by the recognition of a benefit from the U.S. manufacturer's deduction of $1.0 million and the recognition of a benefit of a foreign tax holiday of approximately $0.7 million (without consideration of minority interest).

     Income tax expense for the six months ended June 30, 2007 includes a benefit of $8.1 million, or $0.22 per diluted share, for a reduction in the valuation allowance for state income tax credit carryforwards. During the first quarter, the Company changed its estimates regarding the future realization of these credit carryforwards as a result of tax plans initiated in the period which management determined were feasible and would be implemented. The estimates related to the future realization of these credit carryforwards are highly subjective and could be affected by changes in business conditions and the feasibility of tax planning strategies.
Changes in any of these factors could have a material impact on future income tax expense. Also included in income tax expense are adjustments of $2.2 million, or $0.06 per diluted share, during the first quarter to correct the prior year income tax provision for deferred tax liabilities on U.S. pension plans, and $2.6 million, or $0.07 per diluted share, for a change in estimate during the first quarter which reduced deferred tax assets related to the determination that a certain tax plan was no longer economically beneficial to the Company and thus would not be executed.

     The Company's effective tax rate for the first six months of 2007 was
33.9 percent compared with 30.9 percent for the same period last year. The net effect of the adjustments described above was a benefit of $3.2 million, or a reduction in the Company's effective tax rate of 3.8 percent for the period. Other factors that explain the difference between the effective tax rate and what would be computed using the U.S. Federal statutory tax rate for the first six months of 2007 were (i) the provision for state taxes (excluding the effects of the change in estimate related to the state income tax credit carryforwards) of $2.5 million, net of federal benefit, (ii) a provision for repatriation of certain foreign earnings of $0.4 million, and
(iii) additional expense of $1.8 million, net of federal benefit, resulting from unrecognized tax benefits. These items were partially offset by the recognition of a benefit from the U.S. manufacturer's deduction of $1.5 million and the recognition of a benefit of a foreign tax holiday of approximately $1.1 million (without consideration of minority interest).

Liquidity and Capital Resources

     Cash provided by operating activities during the first half of 2007 totaled $96.9 million, which is primarily attributable to net income, depreciation and amortization, decreased inventories, and increased current liabilities, partially offset by increased receivables and other assets. Fluctuations in the cost of copper and other raw materials affect the Company's liquidity. Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable. During the first half of 2007, the average COMEX copper price was approximately $3.08 per pound, which represents a 9 percent increase over the average price during the first half of 2006. This rise in the price of cathode has also resulted in sharp increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.

     During the first half of 2007, cash used in investing activities was $44.6 million, consisting of capital expenditures totaling $15.6 million, plus the acquisition of Extruded for $32.0 million, partially offset by proceeds from the sale of properties of $3.0 million. Cash used in financing activities totaled $5.4 million for the first half of 2007 consisting primarily of issuance of debt of $19.1 million by the Company's Chinese joint venture, partially offset by repayment of long-term debt of $18.1 million and payment of dividends of $7.4 million.

     The Company has a $200 million unsecured line-of-credit (Credit Facility) which expires in December 2011. At June 30, 2007, the Company had no borrowings against the Credit Facility. Approximately $9.8 million in letters of credit were backed by the Credit Facility at the end of the second quarter of 2007. As of June 30, 2007, the Company's total debt was $356.1 million or 36 percent of its total capitalization.

     Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios. As of June 30, 2007, the Company was in compliance with all of its debt covenants.

     The Company declared and paid a regular quarterly cash dividend of ten cents per common share in the first and second quarters of 2007. Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors. On May 1, 2007, the Company paid approximately $8.9 million in interest on its 6% Subordinated Debentures.

     Management believes that cash provided by operations and currently available cash of $247.9 million will be adequate to meet the Company's normal future capital expenditures and operational needs. The Company's current ratio was 2.5 to 1 at June 30, 2007.

     The Company's Board of Directors has authorized the repurchase until October 2007 of up to ten million shares of the Company's common stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through June 30, 2007, the Company has repurchased approximately 2.4 million shares under this authorization.

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

     The Company occasionally enters into forward fixed-price arrangements with certain customers. The Company may utilize forward contracts to hedge risks associated with forward fixed-price arrangements. The Company may also utilize forward contracts to manage price risk associated with inventory. Depending on the nature of the hedge, changes in the fair value of the forward contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of comprehensive income and reflected in earnings upon the sale of inventory. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory. At June 30, 2007, the Company held open forward contracts to purchase approximately $1.4 million of copper over the next four months related to fixed-price sales orders.

     Futures contracts may also be used to manage price risk associated with natural gas purchases. The effective portion of gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon consumption of natural gas. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices. At June 30, 2007, the Company held no open forward contracts to purchase natural gas.

Interest Rates

     At June 30, 2007, the Company had variable-rate debt outstanding of $48.1 million, the majority of which related to the debt issued by Mueller-Xingrong. At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company's pretax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on LIBOR and on the base-lending rate published by the People's Bank of China.

Foreign Currency Exchange Rates

     Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material; however, the Company may utilize certain forward fixed-rate contracts to hedge such transactional exposures. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon collection of receivables. At June 30, 2007, the Company held open forward contracts to purchase approximately $4.4 million U.S. dollars.

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

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

     Wholly owned Company subsidiaries, WTC Holding Company, Inc., Deno Holding Company, Inc., and Mueller Europe Ltd. (Mueller Europe), are named in all of the Copper Tube Actions, and Deno Acquisition Eurl is or was named in two of the Copper Tube Actions but has not been, or was not, served with the complaints in those actions. The claims against WTC Holding Company, Inc. and Deno Holding Company Inc. have been dismissed without prejudice in the Copper Tube Actions pending in California and Massachusetts state courts.

     In September 2006, the Federal Actions were dismissed as to Mueller Europe for lack of personal jurisdiction. In October 2006, the Federal Actions were dismissed in their entirety for lack of subject matter jurisdiction as to all defendants. Although plaintiffs filed a motion for reconsideration of the dismissal of Mueller Europe, the court has held that such motion was mooted by its dismissal of the case for lack of subject matter jurisdiction. Plaintiffs filed a motion to alter or amend the judgment dismissing the complaint for lack of subject matter jurisdiction, which the court denied in May 2007. In June 2007, plaintiffs filed a notice of appeal in the Federal Actions with the United States Court of Appeals for the Sixth Circuit. The Company, WTC Holding Company, Inc., Deno Holding Company, Inc., and Mueller Europe filed notices of cross-appeal in July 2007.

     In May 2007, before either the Company or Mueller Europe had been required to respond to the complaint in the Massachusetts state court action, the court overseeing the Massachusetts state court action granted plaintiffs' voluntary motion to dismiss that action without prejudice.

     The Company's demurrer to the complaint and the Company's motion to dismiss for failure to state a claim have been filed in the state court actions filed in California and Tennessee, respectively. Mueller Europe has not yet been required to respond to the complaints in any of the state court actions pending in Tennessee or California. The court overseeing the California state court action has stayed that action conditioned upon the parties' submitting periodic status reports on the status of the Federal Actions.

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

     In addition, beginning in April 2006, the Company and Mueller Europe have been named as defendants in several purported class action lawsuits brought by direct and indirect purchasers alleging anticompetitive activities with respect to the sale of ACR copper tubes in the United States and elsewhere (the ACR Class Actions, and with the Carrier Action, the ACR Actions).

     The Company and Mueller Europe are named in five ACR Class Actions filed in the United States District Court for the Western District of Tennessee. Three of the ACR Class Actions filed in the Western District of Tennessee have been consolidated to become the Direct ACR Class Actions. Motions to dismiss by the Company and by Mueller Europe are pending in the Direct ACR Class Actions.

     Two of the ACR Class Actions filed in the Western District of Tennessee have been consolidated to become the Indirect ACR Class Actions. The Company and Mueller Europe have been served, but have not yet been required to respond, in the Indirect ACR Class Actions. Pursuant to an order granting an agreed motion of the parties to the Indirect ACR Class Actions, neither the Company nor Mueller Europe will be required to respond to the complaint in the Indirect ACR Class Actions until after the court in the Western District of Tennessee has ruled on the currently pending motions to dismiss the Direct ACR Class Actions and the Carrier Action.

     The Company, Mueller Europe, WTC Holding Company, Inc., Deno Holding Company, Inc., and Deno Acquisition Eurl are named in an ACR Class Action filed by indirect purchasers in the United States District Court for the Northern District of California (the California Indirect ACR Class Action). The California Indirect ACR Class Action alleges anticompetitive activities with respect to plumbing tubes as well as ACR copper tubes. The Company, Mueller Europe, WTC Holding Company, Inc., and Deno Holding Company, Inc. have been served, but have not yet been required to respond, in the California Indirect ACR Class Action.

     The Company believes that the claims for relief in the ACR Actions are without merit and intends to defend the ACR Actions vigorously.

Copper Price Manipulation Litigation

     Two of the Company's subsidiaries, Mueller Copper Tube Products Inc. and Mueller Copper Tube Company Inc., brought a lawsuit (the Price Manipulation Action) against J.P. Morgan Chase & Co. and Morgan Guaranty Trust Company of New York (collectively Morgan) to recover damages the Company believes it suffered on first purchases of copper cathode resulting from an alleged conspiracy to manipulate the price of copper cathode by Morgan (and certain of its predecessors and affiliates) and others in violation of the federal antitrust laws. The lawsuit was filed on June 12, 2003, in the U.S. District Court for the Western District of Wisconsin. The Company's lawsuit was consolidated with those of certain other first purchasers of copper cathode and rod under the name In re Copper Antitrust Litigation. Although the Price Manipulation Action was dismissed by the district court on March 2, 2004, as barred by the statute of limitations, the U.S. Court of Appeals for the Seventh Circuit, on February 6, 2006, reversed the district court's decision in part and remanded the Price Manipulation Action for further proceedings in the district court. On January 16, 2007, Morgan filed a Motion for Summary Judgment which the District Court denied on April 24, 2007. In July 2007, the parties finalized a settlement agreement terminating the lawsuit. The Company will recognize a monetary settlement of approximately $8.9 million pursuant to the agreement in the third quarter of 2007.

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

     As a result of these findings, exports of subject goods to Canada by the Company made on or after October 20, 2006 will be subject to antidumping measures. Under Canada's system of prospective antidumping enforcement, the CBSA has issued normal values to the Company. Antidumping duties will be imposed on the Company's Canadian customers only to the extent that the Company's future exports of copper pipe fittings are made at net export prices which are below these normal values. If net export prices for subject goods exceed normal values, no antidumping duties will be payable. These measures will remain in place for five years, at which time an expiry review will be conducted by Canadian authorities to determine whether these measures should be maintained for another five years or allowed to expire.

     On July 16, 2007, the CBSA completed a review process pursuant to which revised normal values were issued to exporters of subject goods, including the Company. The Company does not anticipate any substantial impairment of its ability to compete in Canada compared to the situation that existed prior to July 16, 2007. The Company anticipates that future normal value reviews will be conducted on a periodic basis by the CBSA, which could affect the Company's ability to compete in Canada, depending on the level of normal values resulting from these future normal value reviews. However, given the small percentage of its products that are sold for export to Canada, the Company does not anticipate any material adverse effect on its financial condition as a result of the antidumping case in Canada.

Other Matters

     The Company is aware of an investigation of competition in markets in which it participates, or has participated in the past, in Canada. The Company does not anticipate any material adverse effect on its business or financial condition as a result of that investigation.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

     The Company's Board of Directors has authorized the repurchase, until October 2007, of up to ten million shares of the Company's Common Stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through June 30, 2007, the Company had repurchased approximately 2.4 million shares under this authorization.
Below is a summary of the Company's stock repurchases for the quarterly period ended June 30, 2007.

                                 (a)          (b)          (c)          (d)
                                                        Total
                                                       Number of      Maximum
                                                        Shares       Number of
                                                      Purchased     Shares that
                                                      as Part of     May Yet Be
                               Total                   Publicly      Purchased
                             Number of     Average    Announced      Under the
                              Shares     Price Paid    Plans or       Plans or
                             Purchased    per Share    Programs       Programs
                                                                   7,647,030(1)
    April 1-
      April 28,2007                -     $      -
    April 29 -
      May 26, 2007             1,323 (2)    33.57
    May 27 -
      June 30, 2007              264 (2)    35.28

(1) Shares available to be purchased under the Company's 10 million share repurchase authorization until October 2007. This repurchase plan was announced on October 30, 2006.

(2) Shares tendered to the Company by employee stock option holders in payment of the option purchase price and/or withholding taxes upon exercise.


Item 5.     Other Information

Labor Relations Update

     On June 1, 2007 the union representing certain employees at the Company's Port Huron and Marysville, Michigan facilities elected to strike. The manufacturing plants continued to operate during the strike with minimal disruption to customer service. The union accepted terms of an amended contract and returned to work on June 14.

     Subsequent to quarter-end, the union representing certain employees at the Company's Wynne, Arkansas copper tube mill approved an amended contract, which included an extension through December 2011.

     The union contract which covers certain employees at the Company's Fulton, Mississippi copper tube mill expires August 1, 2007. A revised union contract is currently being negotiated.


Item 6.     Exhibits

         19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended June 30, 2007.
                Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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


Items 1A, 3, and 4 are not applicable and have been omitted.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MUELLER INDUSTRIES, INC.


July 25, 2007                          /s/ Kent A. McKee
Date                                   Kent A. McKee
                                       Executive Vice President and
                                       Chief Financial Officer


July 25, 2007                          /s/ Richard W. Corman
Date                                   Richard W. Corman
                                       Vice President - Controller

                                EXHIBIT INDEX

Exhibits      Description

19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended June 30, 2007. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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