Form 10-Q
period 2007-09-29
MUELLER INDUSTRIES INC
filed 2007-10-26
CIK 89439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 29, 2007  Commission file number 1-6770


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


The number of shares of the Registrant's common stock outstanding as of October 25, 2007, was 37,077,960.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                     For the Period Ended September 29, 2007

                                    INDEX



Part I. Financial Information                                            Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Condensed Consolidated Statements of Income
               for the quarters and nine months ended September 29, 2007
               and September 30, 2006                                     3

          b.)  Condensed Consolidated Balance Sheets
               as of September 29, 2007 and December 30, 2006             7

          c.)  Condensed Consolidated Statements of Cash Flows
               for the nine months September 29, 2007
               and September 30, 2006                                     9

          d.)  Notes to Condensed Consolidated Financial Statements      11


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        23


     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                                28


     Item 4.  Controls and Procedures                                    30


Part II. Other Information

     Item 1.  Legal Proceedings                                          31


     Item 2.  Unregistered Sales of Equity Securities
              and Use of Proceeds                                        35


     Item 5.  Other Information                                          35


     Item 6.  Exhibits                                                   36


Signatures                                                               37

PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements

                          MUELLER INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                               For the Quarter Ended
                                        September 29,           September 30,
                                             2007                    2006
                                         (In thousands, except per share data)
Net sales                                $   693,682             $   635,998

Cost of goods sold                           603,219                 528,946
                                          ----------              ----------

   Gross profit                               90,463                 107,052

Depreciation and amortization                 11,582                  10,462
Selling, general, and
   administrative expense                     36,246                  34,787
Copper antitrust litigation
   settlement                                 (8,865)                      -
                                           ----------             ----------

   Operating income                           51,500                  61,803

Interest expense                              (5,384)                 (5,085)
Other income, net                              4,060                   1,452
                                          ----------              ----------

   Income before income taxes                 50,176                  58,170

Income tax expense                           (18,852)                 (6,591)
                                          ----------              ----------

Net income                               $    31,324             $    51,579
                                          ==========              ==========



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                               For the Quarter Ended
                                        September 29,           September 30,
                                             2007                    2006
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               37,075                  36,976
Effect of dilutive stock options                 234                     379
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             37,309                  37,355
                                          ----------              ----------

Basic earnings per share                 $      0.84             $      1.39
                                          ==========              ==========

Diluted earnings per share               $      0.84             $      1.38
                                          ==========              ==========

Dividends per share                      $      0.10             $      0.10
                                          ==========              ==========



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                              For the Nine Months Ended
                                        September 29,           September 30,
                                             2007                    2006
                                         (In thousands, except per share data)
Net sales                                $ 2,076,111             $ 1,966,700

Cost of goods sold                         1,801,543               1,623,053
                                          ----------              ----------

   Gross profit                              274,568                 343,647

Depreciation and amortization                 33,854                  31,033
Selling, general, and
   administrative expense                    110,144                 109,435
Copper antitrust litigation
   settlement                                 (8,865)                      -
                                          ----------              ----------

   Operating income                          139,435                 203,179

Interest expense                             (16,567)                (15,161)
Other income, net                             10,938                   3,398
                                          ----------              ----------

   Income before income taxes                133,806                 191,416

Income tax expense                           (47,171)                (47,722)
                                          ----------              ----------
Net income                               $    86,635             $   143,694
                                          ==========              ==========



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                              For the Nine Months Ended
                                        September 29,           September 30,
                                             2007                    2006
                                         (In thousands, except per share data)
Weighted average shares
   for basic earnings per share               37,054                  36,853
Effect of dilutive stock options                 185                     396
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             37,239                  37,249
                                          ----------              ----------

Basic earnings per share                 $      2.34             $      3.90
                                          ==========              ==========

Diluted earnings per share               $      2.33             $      3.86
                                          ==========              ==========

Dividends per share                      $      0.30             $      0.30
                                          ==========              ==========



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                        September 29,           December 30,
                                             2007                    2006
                                                   (In thousands)
Assets

Current assets:
   Cash and cash equivalents             $   273,211             $   200,471

   Accounts receivable, less allowance
     for doubtful accounts of $8,317 in
     2007 and $6,806 in 2006                 351,707                 281,679

   Inventories                               231,228                 258,647

   Other current assets                       35,669                  35,397
                                          ----------              ----------

     Total current assets                    891,815                 776,194

Property, plant, and equipment, net          320,082                 315,064
Goodwill                                     156,545                 155,653
Other assets                                  33,430                  21,996
                                          ----------              ----------

                                         $ 1,401,872             $ 1,268,907
                                          ==========              ==========



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                        September 29,           December 30,
                                             2007                    2006
                                          (In thousands, except share data)
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt     $     33,669            $    35,998
   Accounts payable                           134,569                 96,095
   Accrued wages and other employee costs      38,522                 43,281
   Other current liabilities                   90,772                 80,145
                                           ----------             ----------

     Total current liabilities                297,532                255,519

Long-term debt                                307,988                308,154
Pension liabilities                            20,774                 19,900
Postretirement liabilities other
   than pensions                               24,446                 16,699
Environmental reserves                          9,159                  8,907
Deferred income taxes                          42,030                 46,408
Other noncurrent liabilities                    1,995                  2,206
                                           ----------             ----------

     Total liabilities                        703,924                657,793
                                           ----------             ----------

Minority interest in subsidiaries              22,419                 22,300

Stockholders' equity:
   Preferred stock - shares authorized
     5,000,000; none outstanding                    -                      -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 37,077,960
     in 2007 and 37,025,285 in 2006               401                    401
   Additional paid-in capital, common         258,917                256,906
   Retained earnings                          459,403                386,038
   Accumulated other comprehensive income      22,711                 12,503
   Treasury common stock, at cost             (65,903)               (67,034)
                                           ----------             ----------

     Total stockholders' equity               675,529                588,814

Commitments and contingencies                       -                      -
                                           ----------             ----------

                                          $ 1,401,872            $ 1,268,907
                                           ==========             ==========



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                              For the Nine Months Ended
                                        September 29,           September 30,
                                             2007                    2006
                                                   (In thousands)
Cash flows from operating activities
   Net income                            $    86,635             $   143,694
   Reconciliation of net income to net
    cash provided by operating
    activities:
     Depreciation and amortization            34,107                  31,225
     Deferred income taxes                    (3,026)                (11,193)
     Minority interest in subsidiaries,
       net of dividend paid                     (644)                  2,526
     Share-based compensation expense          1,975                   2,041
     (Gain) loss on disposal of
       properties                             (3,114)                  1,913
     Gain on sale of equity investment             -                  (1,876)
     Income tax benefit from exercise
       of stock options                         (130)                 (1,217)
     Equity in earning of unconsolidated
       subsidiary                                  -                    (964)
     Gain on early retirement of debt              -                     (97)
     Changes in assets and liabilities,
       net of businesses acquired:
        Receivables                          (36,370)                (59,227)
        Inventories                           57,656                 (96,979)
        Other assets                          (6,103)                 (5,340)
        Current liabilities                   13,669                  20,755
        Other liabilities                      3,754                   2,770
        Other, net                            (1,003)                 (2,987)
                                          ----------              ----------
Net cash provided by
  operating activities                       147,406                  25,044
                                          ----------              ----------

Cash flows from investing activities
   Capital expenditures                      (22,776)                (32,975)
   Acquisition of businesses, net
     of cash received                        (31,970)                  3,632
   Proceeds from sale of properties and
     equity investment                         3,033                  23,227
                                          ----------              ----------
Net cash used in
   investing activities                      (51,713)                 (6,116)
                                          ----------              ----------



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)
                                              For the Nine Months Ended
                                        September 29,           September 30,
                                             2007                    2006
                                                   (In thousands)
Cash flows from financing activities
   Issuance of debt by joint venture     $     4,506             $    24,918
   Dividends paid                            (11,117)                (11,073)
   Proceeds from sale of treasury stock        1,093                   7,116
   Repayments of long-term debt              (18,273)                 (1,922)
   Proceeds from issuance of debt                  -                   1,902
   Income tax benefit from exercise
     of stock options                            130                   1,217
   Acquisition of treasury stock                 (54)                   (570)
                                          ----------              ----------
Net cash (used in) provided by
  financing activities                       (23,715)                 21,588
                                          ----------              ----------

Effect of exchange rate changes on cash          762                     262
                                          ----------              ----------

Increase in cash and cash equivalents         72,740                  40,778
Cash and cash equivalents at the
   beginning of the period                   200,471                 129,685
                                          ----------              ----------
Cash and cash equivalents at the
   end of the period                     $   273,211             $   170,463
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

     Guarantees, in the form of letters of credit, are issued by the Company generally to guarantee the payment of insurance deductibles, retiree health benefits, and certain operating costs of a foreign subsidiary. The terms of the Company's guarantees are generally one year but are renewable annually as required. The maximum potential amount of future payments the Company could have been required to make under its guarantees at September 29, 2007 was $10.3 million.

Note 3 - Copper Antitrust Litigation

     On June 12, 2003, two of the Company's subsidiaries, Mueller Copper Tube Products Inc. and Mueller Copper Tube Company Inc., brought a lawsuit against J.P. Morgan Chase & Co. and Morgan Guaranty Trust Company of New York (collectively Morgan) to recover damages the Company believes it suffered on first purchases of copper cathode resulting from an alleged conspiracy to manipulate the price of copper cathode by Morgan (and certain of its predecessors and affiliates) and others in violation of the federal antitrust laws. The Company's lawsuit was consolidated with those of certain other first purchasers of copper cathode and rod under the name In re Copper Antitrust Litigation. In July 2007, the parties finalized a settlement agreement terminating the lawsuit. The Company received a monetary settlement of approximately $8.9 million pursuant to the agreement in the third quarter of 2007.


Note 4 - Inventories

                                        September 29,           December 30,
                                             2007                    2006
                                                   (In thousands)
Raw materials and supplies               $    17,495             $    48,265
Work-in-process                               38,365                  40,209
Finished goods                               180,734                 188,457
Valuation reserves                            (5,366)                (18,284)
                                          ----------              ----------

Inventories                              $   231,228             $   258,647
                                          ==========              ==========

     The Company has deferred recognizing potential gains resulting from liquidation of LIFO inventories during the first nine months of 2007. The Company expects to replenish these inventories by the end of 2007 and, as such, has not recognized the effects of liquidating LIFO layers. In the event the Company is unable to replenish these inventories due to lack of availability or operational reasons, a non-cash gain of up to approximately $30.0 million from the liquidation of LIFO quantities would be recognized. During the fourth quarter of 2006, certain inventories valued using the FIFO method and certain firm commitments to purchase inventories were written down to the lower of cost or market. The write down of approximately $14.2 million resulted from the open market price of copper falling below the inventories' net book value.

Note 5 - Industry Segments

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

Summarized segment information is as follows:

                                               For the Quarter Ended
                                        September 29,           September 30,
                                             2007                    2006
                                                   (In thousands)
Net sales:
   Plumbing & Refrigeration              $   397,855             $   426,261
   OEM                                       302,122                 218,372
   Elimination of intersegment sales          (6,295)                 (8,635)
                                          ----------              ----------
                                         $   693,682             $   635,998
                                          ==========              ==========
Operating income:
   Plumbing & Refrigeration              $    52,260             $    56,863
   OEM                                         5,609                   9,862
   Unallocated expenses                       (6,369)                 (4,922)
                                          ----------              ----------
Total operating income                        51,500                  61,803
Interest expense                              (5,384)                 (5,085)
Other income, net                              4,060                   1,452
                                          ----------              ----------
Income before income taxes               $    50,176             $    58,170
                                          ==========              ==========

                                              For the Nine Months Ended
                                        September 29,           September 30,
                                             2007                    2006
                                                   (In thousands)
Net sales:
   Plumbing & Refrigeration              $ 1,223,337             $ 1,364,360
   OEM                                       868,053                 628,472
   Elimination of intersegment sales         (15,279)                (26,132)
                                          ----------              ----------
                                         $ 2,076,111             $ 1,966,700
                                          ==========              ==========
Operating income:
   Plumbing & Refrigeration              $   130,860             $   179,384
   OEM                                        29,102                  42,326
   Unallocated expenses                      (20,527)                (18,531)
                                          ----------              ----------
 Total operating income                      139,435                 203,179
 Interest expense                            (16,567)                (15,161)
 Other income, net                            10,938                   3,398
                                          ----------              ----------
 Income before income taxes              $   133,806             $   191,416
                                          ==========              ==========

                                        September 29,           December 30,
                                             2007                    2006
                                                   (In thousands)
Segment assets:
   Plumbing & Refrigeration              $   730,193             $   760,147
   OEM                                       374,229                 280,692
   General corporate                         297,450                 228,068
                                          ----------              ----------

                                         $ 1,401,872             $ 1,268,907
                                          ==========              ==========


Note 6 - Comprehensive Income

     Comprehensive income is as follows:

                                               For the Quarter Ended
                                        September 29,           September 30,
                                             2007                    2006
                                                   (In thousands)
Net income                               $    31,324             $    51,579

Other comprehensive income (loss),
  net of tax:
    Foreign currency translation               2,883                   2,012
    Amortization of prior service
      cost included in pension expense            47                       -
    Amortization of actuarial gains
      and losses included in pension
      expense                                    (10)                      -
    Change in the fair value of
      derivatives                                228                    (306)
                                          ----------              ----------
Other comprehensive income                     3,148                   1,706
                                          ----------              ----------
Comprehensive income                     $    34,472             $    53,285
                                          ==========              ==========

                                              For the Nine Months Ended
                                        September 29,           September 30,
                                             2007                    2006
                                                   (In thousands)
Net income                               $    86,635             $   143,694

Other comprehensive income (loss),
  net of tax:
    Foreign currency translation               9,360                   7,913
    Minimum pension liability                      -                   4,315
    Amortization of prior service
      cost included in pension expense           148                       -
    Amortization of actuarial gains
      and losses included in pension
      expense                                    100                       -
    Change in the fair value of
      derivatives                                600                    (203)
                                          ----------              ----------
Other comprehensive income                    10,208                  12,025
                                          ----------              ----------
Comprehensive income                     $    96,843             $   155,719
                                          ==========              ==========

     The change in cumulative foreign currency translation adjustment primarily relates to the Company's investment in its foreign subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar, plus the tax effect of certain intercompany transactions. During the first nine months of 2007, the value of the British pound sterling and the Chinese renmimbi increased 4.5 percent and 4.0 percent, respectively, compared to the U.S. dollar.


Note 7 - Employee Benefits

     The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees. During the first quarter of 2007, the Company assumed certain pension and postretirement obligations totaling approximately $25.8 million and $7.5 million, respectively, and pension trust assets of $31.9 million in the acquisition of Extruded Metals, Inc. Net periodic pension benefit related to the pension plan is expected to be $0.7 million annually and net periodic benefit cost related to the postretirement plan is expected to be $0.6 million annually.

     Net periodic benefit (income) cost is based on estimated values provided by independent actuaries. The components of net periodic benefit (income) cost are as follows:

                                               For the Quarter Ended
                                        September 29,           September 30,
                                             2007                    2006
                                                   (In thousands)
Pension benefits:
   Service cost                          $       506             $       592
   Interest cost                               2,078                   2,320
   Expected return on plan assets             (2,952)                 (3,053)
   Amortization of prior service cost             78                      94
   Amortization of net loss                      219                     345
                                          ----------              ----------
Net periodic benefit (income) cost       $       (71)            $       298
                                          ==========              ==========
Other benefits:
   Service cost                          $      (284)            $         1
   Interest cost                                 437                     159
   Amortization of prior service cost             (2)                      2
   Amortization of net loss                       45                      33
   Curtailment gain                             (194)                      -
                                          ----------              ----------
Net periodic benefit cost                $         2             $       195
                                          ==========              ==========

                                              For the Nine Months Ended
                                        September 29,           September 30,
                                             2007                    2006
                                                   (In thousands)
Pension benefits:
   Service cost                          $     1,518             $     1,541
   Interest cost                               6,234                   6,204
   Expected return on plan assets             (8,748)                 (7,902)
   Amortization of prior service cost            233                     280
   Amortization of net loss                      658                     763
                                          ----------              ----------
Net periodic benefit (income) cost       $      (105)            $       886
                                          ==========              ==========
Other benefits:
   Service cost                          $       849             $         5
   Interest cost                                 772                     477
   Amortization of prior service cost              2                       6
   Amortization of net loss                      137                      98
   Curtailment gain                             (194)                      -
                                          ----------              ----------
Net periodic benefit cost                $     1,566             $       586
                                          ==========              ==========

     The Company anticipates contributions to its pension plans for 2007 to be approximately $2.5 million. During the first nine months of 2007, approximately $1.9 million of contributions have been made to certain pension plans.


Note 8 - Acquisitions

     On February 27, 2007, the Company acquired 100 percent of the outstanding stock of Extruded Metals, Inc. (Extruded) for $32.6 million in cash, including transaction costs of $0.6 million. Extruded, located in Belding, Michigan, manufactures brass rod products, and during 2006 had annual net sales of approximately $350 million. The acquisition of Extruded will complement the Company's existing brass rod product line. The total estimated fair values of the assets acquired totaled $76.2 million, consisting primarily of receivables of $29.5 million, inventories of $26.8 million, property, plant, and equipment of $12.7 million, and prepaid pension asset of $6.1 million. The total estimated fair values of liabilities assumed totaled $43.6 million, consisting primarily of a working capital debt facility of $10.0 million, accounts payable and accrued expenses of $24.0 million, and postretirement benefit obligations of $7.5 million. The debt assumed was extinguished by the Company immediately following the acquisition. During the third quarter of 2007, adjustments were recorded to the estimated fair value of assets acquired and liabilities assumed, resulting in a decrease in the postretirement benefit obligation of $4.1 million, a decrease in property, plant, and equipment of $2.6 million, and an increase in long term deferred tax liability of $1.5 million. Management will continue the process of refining the purchase price accounting estimates and expects to finalize these estimates in the fourth quarter of 2007. As a result, this purchase price allocation is subject to change.

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

                                               For the Quarter Ended
                                        September 29,           September 30,
                                             2007                    2006
                                         (In thousands, except per share data)
Pro forma:
  Net sales                              $   693,682             $   735,669
  Net income                                  31,324                  53,265
  Earnings per share:
    Basic                                $      0.84             $      1.44
    Diluted                              $      0.84             $      1.43

                                              For the Nine Months Ended
                                        September 29,           September 30,
                                             2007                    2006
                                         (In thousands, except per share data)
Pro forma:
  Net sales                              $ 2,133,539             $ 2,242,092
  Net income                                  86,600                 152,440
  Earnings per share:
    Basic                                $      2.34             $      4.14
    Diluted                              $      2.33             $      4.09

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

Note 9 - Income Taxes

     FIN 48 Adoption and 2007 Activity:

     At the beginning of fiscal 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). As a result of the adoption, the Company recorded an adjustment of approximately $2.2 million to reduce the opening balance of retained earnings. Additionally, as a result of the adoption of FIN 48, $3.5 million of federal income tax benefits associated with state tax uncertainties, which had been used to reduce the tax contingency liability in prior periods, were reclassified to deferred income taxes on the Company's Condensed Consolidated Balance Sheet. At adoption, the Company's unrecognized tax benefits totaled $25.6 million. Cumulative potential interest accrued related to unrecognized tax benefits at the date of adoption totaled $3.2 million. The Company includes interest related to income tax matters as a component of income tax expense. All unrecognized tax benefits at adoption would affect the effective tax rate, if recognized.

     During the nine months ended September 29, 2007, total unrecognized tax benefits increased to $26.3 million. The increase is primarily due to $1.2 million of derecognized tax benefits resulting from audit activity during the period and $2.3 million of derecognized tax benefits resulting from uncertainties arising or identified subsequent to the adoption date. Offsetting these items is the recognition of tax benefits of approximately $2.4 million due to a lapse in the statute of limitations. Cumulative potential interest accrued related to unrecognized tax benefits at September 29, 2007 totaled $3.2 million. At September 29, 2007, all unrecognized tax benefits would affect the effective tax rate, if recognized.

     The Company files a consolidated U.S. Federal return and numerous combined, unitary, and separate income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations for years before 2004 and with few exceptions is no longer subject to state, local, or foreign income tax examinations by tax authorities for years before 2001. The Internal Revenue Service is currently examining Extruded's 2005 U.S. Federal income tax return. Additionally, the Mississippi State Tax Commission and the California Franchise Tax Board are currently examining state income tax returns for certain of the Company's subsidiaries for years 2002 through 2005. The results of these examinations are not expected to have a material impact on the Company's financial position or results of operations.

     Discussion of Effective Tax Rate:

     The Company's effective tax rate for the third quarter of 2007 was
37.6 percent compared with 11.3 percent for the same period last year. The Company's effective tax rate for the first nine months of 2007 was 35.3 percent compared with 24.9 percent for the same period last year. The reduction in the rate in the prior year was primarily related to adjustments to reduce tax contingency reserves and changes in estimate regarding the future realization of certain state tax credit carryforwards.

     In the current quarter, the difference between the effective tax rate and the U.S. Federal statutory tax rate is primarily related to (i) the provision for state taxes of $1.1 million, net of federal benefit, (ii) reconciliation of 2006 tax provision to final tax returns totaling $1.7 million, and (iii) additional expense of $1.2 million, net of federal benefit, resulting from unrecognized tax benefits. These items were partially offset by the recognition of a benefit from federal tax incentives of $0.7 million and the recognition of tax benefits and previously accrued interest of $2.2 million, net of federal benefit, due to a lapse in the statute of limitations.

     Income tax expense for the nine months ended September 29, 2007 includes a benefit of $7.8 million, or $0.21 per diluted share, for a reduction in the valuation allowance for state income tax credit carryforwards. During the first quarter, the Company changed its estimates regarding the future realization of these credit carryforwards as a result of tax plans initiated in the period which management determined were feasible and would be implemented. The estimates related to the future realization of these credit carryforwards are highly subjective and could be affected by changes in business conditions and the feasibility of tax planning strategies. Changes in any of these factors could have a material impact on future income tax expense. Also included in income tax expense are adjustments of $2.2 million, or $0.06 per diluted share, during the first quarter to correct the prior year income tax provision for deferred tax liabilities on U.S. pension plans, and $2.8 million, or $0.08 per diluted share, for a change in estimate during the first quarter which reduced deferred tax assets related to the determination that a certain tax plan was no longer economically beneficial to the Company and thus would not be executed. The effect of the correction is not material to the current period or the prior period presented. The net effect of these adjustments was a benefit of $2.7 million, or a reduction in the Company's effective tax rate of 2.0 percent for the period.

     Other factors that explain the difference between the effective tax rate and the U.S. Federal statutory tax rate for the first nine months of 2007 were (i) the provision for state taxes (excluding the effects of the change in estimate related to the state income tax credit carryforwards) of $3.6 million, net of federal benefit, (ii) a provision for repatriation of certain foreign earnings of $0.4 million, (iii) reconciliation of 2006 tax provision to final tax returns totaling $0.9 million, and (iv) additional expense of $3.0 million, net of federal benefit, resulting from unrecognized tax benefits. These items were partially offset by (i) the recognition of a benefit from federal tax incentives of $2.2 million, (ii) recognition of tax benefits of $2.2 million, net of federal benefit, due to a lapse of the statute of limitations, and (iii) the recognition of a benefit of a foreign tax holiday of approximately $1.0 million (without consideration of minority interest).

Note 10 - Other Income, Net

                                               For the Quarter Ended
                                        September 29,           September 30,
                                             2007                    2006
                                                   (In thousands)
Interest income                          $     3,168             $     1,898
Environmental expense                           (119)                   (153)
Minority interest in (income) loss of
   subsidiaries                                  626                    (721)
Gain (loss) on disposal of
   properties, net                               (23)                     (5)
Rent, royalties, and other, net                  408                     433
                                          ----------              ----------
Other income, net                        $     4,060             $     1,452
                                          ==========              ==========

                                              For the Nine Months Ended
                                        September 29,           September 30,
                                             2007                    2006
                                                   (In thousands)
Interest income                          $     8,100             $     3,861
Gain on sale of equity investment                  -                   1,876
Equity in earnings of unconsolidated
   subsidiary                                      -                     964
Gain on early retirement of debt                   -                      97
Environmental expense                           (487)                   (418)
Minority interest in (income) loss of
   subsidiaries                                 (720)                 (2,526)
Gain (loss) on disposal of
   properties, net                             3,114                  (1,913)
Rent, royalties, and other, net                  931                   1,457
                                          ----------              ----------
Other income, net                        $    10,938             $     3,398
                                          ==========              ==========

Note 11 - Recently Issued Accounting Standards

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

     Earnings and profitability are also subject to market conditions and trends including substitute products and imports. For plumbing applications, plastic systems are the primary substitute product; these products represent an increasing share of consumption. Imports of copper tubing from Mexico have increased in recent years, although U.S.
consumption is still predominantly supplied by U.S. manufacturers.


Results of Operations

     During the third quarter of 2007, the Company's net sales were $693.7 million, which compares with net sales of $636.0 million for the same period of 2006. Net sales were $2.08 billion in the first nine months of 2007 compared with $1.97 billion in the same period of 2006. The change in net sales for the quarter and nine-month period was primarily attributable to contributions from acquired businesses partially offset by reduced volumes in the Company's core product lines. The average price of copper was approximately 5 percent higher in the first nine months of 2007 compared with the same period of 2006. Extruded Metals, Inc. (Extruded) contributed $93.4 million of net sales in the third quarter and $222.9 million of net sales since its acquisition in February 2007.

     Cost of goods sold increased from $528.9 million in the third quarter of 2006 to $603.2 million in the same period of 2007. Cost of goods sold for the nine months ended September 29, 2007 was $1.80 billion compared with $1.62 billion for the first nine months of 2006. The current year increase was attributable to higher material costs and acquired businesses, partially offset by volume declines and lower conversion costs. Gross profit decreased to $90.5 million from $107.1 million in the third quarter and decreased to $274.6 million from $343.6 million for the nine-month period due primarily to lower margins on copper tube and brass rod. During the first nine months of 2007, inventory quantities valued using the LIFO method declined. The Company expects to replenish these inventories by the end of 2007 and, as such, has not recognized the effects of liquidating LIFO layers. In the event the Company is unable to replenish these inventories due to lack of availability or operational reasons, a non-cash gain of up to approximately $30.0 million from the liquidation of LIFO quantities would be recognized.

     Selling, general, and administrative expense was $36.2 million for the third quarter of 2007 compared with $34.8 million for the same period of 2006. Year-to-date selling, general, and administrative expense was $110.1 million for 2007 compared with $109.4 million for the same period of 2006. The increase for the quarter and nine months was primarily due to expenses of Extruded since its acquisition date.

     During the third quarter of 2007, the Company received a monetary settlement of approximately $8.9 million pursuant to a settlement agreement terminating a lawsuit against J.P. Morgan Chase & Co. and Morgan Guaranty Trust Company of New York (collectively Morgan) to recover damages the Company believes it suffered on first purchases of copper cathode resulting from an alleged conspiracy to manipulate the price of copper cathode by Morgan (and certain of its predecessors and affiliates) and others in violation of the federal antitrust laws.

     For the third quarter of 2007, operating income at the Plumbing & Refrigeration segment was $52.3 million, which compares with $56.9 million in the same period of 2006. Operating income for the first nine months at the Plumbing & Refrigeration segment was $130.9 million, which compares with $179.4 million in the same period of 2006. The third quarter decreases were primarily attributable to lower selling prices and spreads in copper tube, partially offset by proceeds from the copper antitrust litigation settlement. The year-to-date decreases were primarily attributable to reduced volumes.

     Operating income at the OEM segment was $5.6 million in the third quarter of 2007 compared with $9.9 million in the third quarter of 2006. Operating income for the first nine months of 2007 at the OEM segment was $29.1 million, which compares with $42.3 million in the same period of 2006. Reduced operating income in the third quarter and first nine months of 2007 was due primarily to reduced volumes at the Port Huron brass rod mill partially offset by contributions from Extruded.

     Interest expense for the third quarter of 2007 totaled $5.4 million, compared with $5.1 million for the same period of 2006. For the first nine months of 2007, interest expense was $16.6 million compared with $15.2 million for the same period of 2006. The increase in interest expense for the third quarter and first nine months of 2007 is attributable to increased borrowings by Mueller-Xingrong to fund working capital.

     Other income, net was $4.1 million for the third quarter of 2007 compared with $1.5 million for the same period of 2006. The current year increase was primarily due to increased interest income on higher invested cash balances and reduction of the elimination of minority interest in Mueller-Xingrong. Year-to-date, other income, net was $10.9 million in 2007 compared with $3.4 million for the same period of 2006. The current year increase is due primarily to the recognition of a $3.1 million gain in the first quarter of 2007 from the sale of non-operating royalty producing properties plus increased interest income on higher invested cash balances. In April 2006, the Company sold its approximately 38 percent interest in Conbraco Industries, Inc., which had a net book value of approximately $21.1 million. This transaction resulted in a pre-tax gain of approximately $1.9 million. Aggregate cash proceeds from the sale were approximately $23.0 million.

     The Company's effective tax rate for the third quarter of 2007 was
37.6 percent compared with 11.3 percent for the same period last year. The Company's effective tax rate for the first nine months of 2007 was 35.3 percent compared with 24.9 percent for the same period last year. The reduction in the rate in the prior year was primarily related to adjustments to reduce tax contingency reserves and changes in estimate regarding the future realization of certain state tax credit carryforwards.

     In the current quarter, the difference between the effective tax rate and the U.S. Federal statutory tax rate is primarily related to (i) the provision for state taxes of $1.1 million, net of federal benefit, (ii) reconciliation of 2006 tax provision to final tax returns totaling $1.7 million, and (iii) additional expense of $1.2 million, net of federal benefit, resulting from unrecognized tax benefits. These items were partially offset by the recognition of a benefit from federal tax incentives of $0.7 million and the recognition of tax benefits and previously accrued interest of $2.2 million, net of federal benefit, due to a lapse in the statute of limitations.

     Income tax expense for the nine months ended September 29, 2007 includes a benefit of $7.8 million, or $0.21 per diluted share, for a reduction in the valuation allowance for state income tax credit carryforwards. During the first quarter, the Company changed its estimates regarding the future realization of these credit carryforwards as a result of tax plans initiated in the period which management determined were feasible and would be implemented. The estimates related to the future realization of these credit carryforwards are highly subjective and could be affected by changes in business conditions and the feasibility of tax planning strategies. Changes in any of these factors could have a material impact on future income tax expense. Also included in income tax expense are adjustments of $2.2 million, or $0.06 per diluted share, during the first quarter to correct the prior year income tax provision for deferred tax liabilities on U.S. pension plans, and $2.8 million, or $0.08 per diluted share, for a change in estimate during the first quarter which reduced deferred tax assets related to the determination that a certain tax plan was no longer economically beneficial to the Company and thus would not be executed. The effect of the correction is not material to the current period or the prior period presented. The net effect of these adjustments was a benefit of $2.7 million, or a reduction in the Company's effective tax rate of 2.0 percent for the period.

     Other factors that explain the difference between the effective tax rate and the U.S. Federal statutory tax rate for the first nine months of 2007 were (i) the provision for state taxes (excluding the effects of the change in estimate related to the state income tax credit carryforwards) of $3.6 million, net of federal benefit, (ii) a provision for repatriation of certain foreign earnings of $0.4 million, (iii) reconciliation of 2006 tax provision to final tax returns totaling $0.9 million, and (iv) additional expense of $3.0 million, net of federal benefit, resulting from unrecognized tax benefits. These items were partially offset by (i) the recognition of a benefit from federal tax incentives of $2.2 million, (ii) recognition of tax benefits of $2.2 million, net of federal benefit, due to a lapse of the statute of limitations, and (iii) the recognition of a benefit of a foreign tax holiday of approximately $1.0 million (without consideration of minority interest).


Liquidity and Capital Resources

     Cash provided by operating activities during the first nine months of 2007 totaled $147.4 million, which is primarily attributable to net income, depreciation and amortization, decreased inventories, and increased current liabilities, partially offset by increased receivables and other assets. Fluctuations in the cost of copper and other raw materials affect the Company's liquidity. Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable. During the first nine months of 2007, the average COMEX copper price was approximately $3.21 per pound, which represents a 5 percent increase over the average price during the first nine months of 2006. This rise in the price of cathode has also resulted in sharp increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.

     During the first nine months of 2007, cash used in investing activities was $51.7 million, consisting of capital expenditures totaling $22.8 million, plus the acquisition of Extruded for $32.0 million, partially offset by proceeds from the sale of properties of $3.0 million. Cash used in financing activities totaled $23.7 million for the first nine months of 2007 consisting primarily of repayment of long-term debt of $18.3 million and payment of dividends of $11.1 million, partially offset by issuance of debt of $4.5 million by the Company's Chinese joint venture.

     The Company has a $200 million unsecured line-of-credit (Credit Facility) which expires in December 2011. At September 29, 2007, the Company had no borrowings against the Credit Facility. Approximately $9.8 million in letters of credit were backed by the Credit Facility at the end of the third quarter of 2007. As of September 29, 2007, the Company's total debt was $341.7 million or 34 percent of its total capitalization.

     Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios. As of September 29, 2007, the Company was in compliance with all of its debt covenants.

     The Company declared and paid a regular quarterly cash dividend of ten cents per common share in each of the first three quarters of 2007.
Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors. The Company makes semi-annual interest payments of approximately $8.9 million each May 1 and November 1 on its 6% Subordinated Debentures. The Company may repurchase the Debentures through open market transactions or through privately negotiated transactions.

     Management believes that cash provided by operations and currently available cash of $273.2 million will be adequate to meet the Company's normal future capital expenditures and operational needs. The Company's current ratio was 3 to 1 at September 29, 2007.

     The Company's Board of Directors has authorized the repurchase until October 2008 of up to ten million shares of the Company's common stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through September 29, 2007, the Company has repurchased approximately 2.4 million shares under this authorization.

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

     The Company occasionally enters into forward fixed-price arrangements with certain customers. The Company may utilize forward contracts to hedge risks associated with forward fixed-price arrangements. The Company may also utilize forward contracts to manage price risk associated with inventory. Depending on the nature of the hedge, changes in the fair value of the forward contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of comprehensive income and reflected in earnings upon the sale of inventory. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory. At September 29, 2007, the Company held open forward contracts to purchase approximately $6.1 million of copper over the next ten months related to fixed-price sales orders.

     Futures contracts may also be used to manage price risk associated with natural gas purchases. The effective portion of gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon consumption of natural gas. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices. At September 29, 2007, the Company held no open forward contracts to purchase natural gas.

Interest Rates

     At September 29, 2007, the Company had variable-rate debt outstanding of $33.7 million, the majority of which related to the debt issued by Mueller-Xingrong. At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company's pretax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on LIBOR and on the base-lending rate published by the People's Bank of China.

Foreign Currency Exchange Rates

     Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material; however, the Company may utilize certain forward fixed-rate contracts to hedge such transactional exposures. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon collection of receivables. At September 29, 2007, the Company held open forward contracts to purchase approximately 4.0 million U.S. dollars.

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

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 29, 2007.

Changes in Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending September 29, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     In September 2007, plaintiffs filed with the United States District Court for the Western District of Tennessee a motion to vacate the judgment and orders dismissing the complaint in the Federal Actions and filed with the United States Court of Appeals for the Sixth Circuit a motion to stay or extend the briefing schedule in the appeal of the Federal Actions.
Those motions remain pending.

     In May 2007, before either the Company or Mueller Europe had been required to respond to the complaint in the Massachusetts state court action, the court overseeing the Massachusetts state court action granted plaintiffs' voluntary motion to dismiss that action without prejudice.

     In September 2007, the court overseeing the Tennessee state court action dismissed that action without prejudice based on plaintiffs' lack of prosecution.

     The Company's demurrer to the complaint has been filed in the state court action in California. Mueller Europe has not yet been required to respond to the complaint in the state court action pending in California. The court overseeing the California state court action has stayed that action conditioned upon the parties' submitting periodic status reports on the status of the Federal Actions.

     The Company believes that the claims for relief in the Copper Tube Actions are without merit and intends to defend the Copper Tube Actions vigorously.

     In March 2006, the Company and Mueller Europe were named in a complaint brought by Carrier Corporation, Carrier S.A., and Carrier Italia S.p.A. alleging anticompetitive activities with respect to the sale of copper tubes used in the manufacturing of air-conditioning and refrigeration units (ACR copper tubes) in the United States and elsewhere (the Carrier Action). The Carrier Action was filed in United States District Court for the Western District of Tennessee. In July 2007, the Carrier Action was dismissed in its entirety for lack of subject matter jurisdiction as to all defendants. In August 2007, plaintiffs filed a notice of appeal in the Carrier Action with the United States Court of Appeals for the Sixth Circuit. The Company and Mueller Europe filed notices of cross-appeal in August 2007.

     In addition, beginning in April 2006, the Company and Mueller Europe have been named as defendants in several purported class action lawsuits brought by direct and indirect purchasers alleging anticompetitive activities with respect to the sale of ACR copper tubes in the United States and elsewhere (the ACR Class Actions, and with the Carrier Action, the ACR Actions).

     The Company and Mueller Europe are named in five ACR Class Actions filed in the United States District Court for the Western District of Tennessee. Three of the ACR Class Actions filed in the Western District of Tennessee have been consolidated to become the Direct ACR Class Actions.
In July 2007, the Direct ACR Class Actions were dismissed in their entirety for lack of subject matter jurisdiction as to all defendants. In August 2007, plaintiffs filed a notice of appeal in the Direct ACR Class Actions with the United States Court of Appeals for the Sixth Circuit. The Company and Mueller Europe filed notices of cross-appeal in August 2007.

     Two of the ACR Class Actions filed in the Western District of Tennessee have been consolidated to become the Indirect ACR Class Actions. The Company and Mueller Europe have been served, but have not yet been required to respond, in the Indirect ACR Class Actions. Pursuant to an order granting an agreed motion of the parties to the Indirect ACR Class Actions, neither the Company nor Mueller Europe will be required to respond to the complaint in the Indirect ACR Class Actions until after the United States Court of Appeals for the Sixth Circuit issues a mandate resolving the last of the pending appeals in the Direct ACR Class Actions and the Carrier Action.

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

Copper Antitrust Litigation

     In connection with the previously disclosed In re Copper Antitrust Litigation, the Company finalized a settlement agreement terminating the lawsuit in July 2007. The Company recognized a monetary settlement of approximately $8.9 million pursuant to the agreement in the third quarter of 2007.

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

Employment Litigation

     On June 1, 2007, the Company filed a lawsuit in the Circuit Court of Dupage County, Illinois against Peter D. Berkman and Jeffrey A. Berkman, former executives of the Company and B&K Industries, Inc. (B&K), a wholly-owned subsidiary of the Company, relating to their alleged breach of fiduciary duties and contractual obligations to the Company through, among other things, their involvement with a supplier of B&K during their employment with B&K. The lawsuit alleges appropriation of corporate opportunities for personal benefit, failure to disclose competitive interests or other conflicts of interest, and unfair competition, as well as breach of employment agreements in connection with the foregoing. The lawsuit seeks compensatory and punitive damages, and other appropriate relief. In August, the defendants filed an answer to the complaint admitting Peter Berkman had an undisclosed ownership interest in a supplier, and a counterclaim against the Company, B&K and certain of the Company's officers and directors alleging defamation, tortious interference with prospective economic relations, and conspiracy, and seeking damages in unspecified amounts. In September, Homewerks Worldwide LLC, an entity formed by Peter Berkman, filed a complaint as an intervenor based on substantially the same allegations included in the Berkmans' counterclaim. In October, the Company filed a motion seeking to have the Berkmans' counterclaim dismissed as a matter of law. That motion is pending. The Company does not anticipate any material adverse effect on its business or financial condition as a result of this litigation.


Other Matters

     The Company is aware of an investigation of competition in markets in which it participates, or has participated in the past, in Canada. The Company does not anticipate any material adverse effect on its business or financial condition as a result of that investigation.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

     The Company's Board of Directors has authorized the repurchase, until October 2008, of up to ten million shares of the Company's Common Stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through September 29, 2007, the Company had repurchased approximately 2.4 million shares under this authorization. Below is a summary of the Company's stock repurchases for the quarterly period ended September 29, 2007.

                                 (a)          (b)          (c)          (d)
                                                        Total
                                                       Number of      Maximum
                                                        Shares       Number of
                                                      Purchased     Shares that
                                                      as Part of     May Yet Be
                               Total                   Publicly      Purchased
                             Number of     Average    Announced      Under the
                              Shares     Price Paid    Plans or       Plans or
                             Purchased    per Share    Programs       Programs
                                                                   7,647,030(1)
    July 1-
      July 28,2007                 -     $      -
    July 29 -
      August 25, 2007              -            -
    August 26 -
      September 29, 2007           -            -

(1) Shares available to be purchased under the Company's 10 million share repurchase authorization until October 2008. This repurchase plan was announced on October 26, 2007.


Item 5.     Other Information

     On October 25, 2007, the Company's Board of Directors approved and adopted Amended and Restated By-Laws, effective as of October 25, 2007, to provide for (i) the position of Chief Operating Officer and (ii) the issuance and transfer of both certificated and uncertificated shares of capital stock of the Company. The amendments relating to uncertificated shares were adopted by the Company to comply with a recent amendment to the New York Stock Exchange ("NYSE") Listed Company Manual that requires NYSE listed companies to have their listed securities eligible to participate in the Direct Registration System ("DRS"). DRS allows an investor's ownership to be recorded and maintained on the books of the issuer or the registrar of such stock without the issuance of a physical stock certificate. The summary of the Amended and Restated Bylaws is qualified in its entirety by reference to the full text of Amended and Restated Bylaws attached hereto as Exhibit 3.1.


Item 6.     Exhibits

          3.1 Amended and Restated By-laws of the Registrant, adopted and effective as of October 25, 2007.

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


                                       MUELLER INDUSTRIES, INC.


October 26, 2007                       /s/ Kent A. McKee
Date                                   Kent A. McKee
                                       Executive Vice President and
                                       Chief Financial Officer


October 26, 2007                       /s/ Richard W. Corman
Date                                   Richard W. Corman
                                       Vice President - Controller

                                EXHIBIT INDEX

Exhibits      Description

3.1 Amended and Restated By-laws of the Registrant, adopted and effective as of October 25, 2007.

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