Form 10-K
period 2007-12-29
MUELLER INDUSTRIES INC
filed 2008-02-26
CIK 89439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007     Commission file number 1-6770

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   [ X ]                   Accelerated filer   [    ]
Non-accelerated filer   [    ] (Do not check if a smaller reporting company)
Smaller reporting company   [    ]

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was $1,264,992,578.

The number of shares of the Registrant's common stock outstanding as of February 22, 2008 was 37,093,873 excluding 2,997,629 treasury shares.


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into this
Report: Registrant's Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, scheduled to be mailed on or about March 26, 2008 (Part III).

                          MUELLER INDUSTRIES, INC.

                             -------------------

As used in this report, the terms "Company", "Mueller", and "Registrant" mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

                             -------------------

                              TABLE OF CONTENTS

                                                                          Page

Part I
     Item 1.  Business                                                      4
     Item 1A. Risk Factors                                                 11
     Item 1B. Unresolved Staff Comments                                    14
     Item 2.  Properties                                                   15
     Item 3.  Legal Proceedings                                            18
     Item 4.  Submission of Matters to a Vote of Security Holders          22

Part II
     Item 5.  Market for Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases of Equity Securities          23
     Item 6.  Selected Financial Data                                      26
     Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        27
     Item 7A. Quantitative and Qualitative Disclosures About
                Market Risk                                                27
     Item 8.  Financial Statements and Supplementary Data                  27
     Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                        27
     Item 9A. Controls and Procedures                                      27
     Item 9B. Other Information                                            30

Part III
     Item 10. Directors, Executive Officers and Corporate Governance       30
     Item 11. Executive Compensation                                       30
     Item 12. Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                 31
     Item 13. Certain Relationships and Related Transactions,
                and Director Independence                                  33
     Item 14. Principal Accounting Fees and Services                       33

Part IV
     Item 15. Exhibits, Financial Statement Schedules                      33

Signatures                                                                 39

Index to Consolidated Financial Statements                                F-1

                                   PART I

ITEM 1.     BUSINESS

Introduction

     The Company is a leading manufacturer of copper, brass, plastic, aluminum, and other products. The range of these products is broad: copper tube and fittings; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic pipe, fittings and valves; refrigeration valves and fittings; fabricated tubular products; and steel nipples. The Company also resells imported brass and plastic plumbing valves, malleable iron fittings, faucets and plumbing specialty products. Mueller's operations are located throughout the United States, and in Canada, Mexico, Great Britain, and China.

     The Company's businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the Original Equipment Manufacturers (OEM) segment. For disclosure purposes, as permitted under Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," certain operating segments are aggregated into reportable segments. The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), European Operations, and Mexican Operations. The OEM segment is composed of the Industrial Products Division (IPD) and Engineered Products Division
(EPD). These reportable segments are described in more detail below. SPD manufactures and sells copper tube, copper and plastic fittings, plastic pipe, and valves in North America and sources products for import distribution in North America. European Operations manufactures copper tube in Europe, which is sold in Europe and the Middle East; activities also include import distribution. Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties. The Plumbing & Refrigeration segment sells products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers. The OEM segment manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. The Company's Chinese joint venture manufactures engineered copper tube for refrigeration applications; these products are sold primarily to OEMs located in China and its results are included in the OEM segment. The OEM segment sells its products primarily to original equipment manufacturers, many of which are in the HVAC, plumbing, and refrigeration markets. Certain administrative expenses and expenses related primarily to retiree benefits at inactive operations are combined into the unallocated expenses classification.

     Information concerning segments and geographic information appears under "Note 15 - Industry Segments" in the Notes to Consolidated Financial Statements for the year ended December 29, 2007 in Item 8 of this Report, which is incorporated herein by reference.

     The majority of the Company's manufacturing facilities operated at moderate levels during 2005 and the first half of 2006. In the latter half of 2006, and in 2007, the Company's manufacturing facilities operated at low levels due to reduced market demand.

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

     On August 15, 2005, the Company acquired 100 percent of the outstanding stock of KX Company Limited (Brassware). Brassware, located in Witton, Birmingham, England, is an import distributor of plumbing and residential heating products to plumbers' merchants and builders' merchants in the U.K. and Ireland. Additionally, on August 27, 2004, the Company acquired 100 percent of the outstanding stock of Vemco Brasscapri Limited (Vemco).
Vemco, located in Wellington, Somerset, England, is an import distributor of plumbing products to plumbers' merchants and builders' merchants throughout the U.K. and Ireland. At the beginning of 2007, the operations of Brassware and Vemco were combined and assumed the Mueller Primaflow brand name.

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

     These businesses are highly competitive. The principal methods of competition for Mueller's products are customer service, availability, and price. The total amount of order backlog for the Plumbing & Refrigeration segment as of December 29, 2007 was not significant.

     The Company competes with various companies, depending on the product line. In the U.S. copper tubing business, the domestic competition includes Cerro Flow Products, Inc., Cambridge-Lee Industries (Reading Tube Corporation), Wolverine Tube, Inc., KobeWieland Copper Products LLC, and Howell Metal Company (a subsidiary of Commercial Metals Company), as well as many actual and potential foreign competitors. In the European copper tubing business, Mueller competes with at least eight European-based manufacturers of copper tubing as well as other foreign-based manufacturers. In the copper fittings market, competitors include Elkhart Products Company, a subsidiary of Aalberts Industries N.V., and NIBCO, Inc., as well as several foreign manufacturers. Additionally, the Company's copper tube and fittings businesses compete with a large number of manufacturers of substitute products made from other metals and plastic. The plastic fittings competitors include NIBCO, Inc., Charlotte Pipe & Foundry, and other companies. Management believes that no single competitor offers such a wide-ranging product line as Mueller and that this is a competitive advantage in some markets.


OEM Segment

     Mueller's OEM segment includes the Industrial Products Division (IPD), which manufactures brass rod, nonferrous forgings, and impact extrusions that are sold primarily to OEMs in the plumbing, refrigeration, fluid power, and automotive industries, as well as to other manufacturers and distributors. The Company extrudes brass, bronze, and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter. These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, as well as electrical conductivity. IPD also manufactures brass and aluminum forgings, which are used in a wide variety of products, including automotive components, brass fittings, industrial machinery, valve bodies, gear blanks, and computer hardware. IPD also serves the automotive, military ordnance, aerospace, and general manufacturing industries with cold-formed aluminum and copper impact extrusions. Typical applications for impacts are high strength ordnance, high-conductivity electrical components, builders' hardware, hydraulic systems, automotive parts, and other uses where toughness must be combined with varying complexities of design and finish. Additionally IPD manufactures shaped and formed tube, produced to tight tolerances, for baseboard heating, appliances, and medical instruments. The OEM segment also includes the Engineered Products Division (EPD), which manufactures and fabricates valves and custom OEM products for refrigeration and air-conditioning, gas appliance, and barbecue grill applications. The total amount of order backlog for the OEM segment as of December 29, 2007 was not significant.

     On February 27, 2007, the Company acquired 100 percent of the outstanding stock of Extruded Metals, Inc. (Extruded). Extruded, located in Belding, Michigan, manufactures brass rod products, and during 2006 had annual net sales of approximately $360 million. The acquisition of Extruded complements the Company's existing brass rod product line.

     In December 2005, two subsidiaries of the Company received a business license from a Chinese industry and commerce authority, establishing a joint venture with Jiangsu Xingrong Hi-Tech Co., Ltd. and Jiangsu Baiyang Industries Ltd. The joint venture, in which the Company holds a 50.5 percent interest, produces inner groove and smooth tube in level-wound coils, pancake coils, and straight lengths, primarily to serve the Chinese domestic OEM air-conditioning market as well as to complement the Company's U.S. product line. The joint venture, which is located primarily in Jintan City, Jiangsu Province, China, is named Jiangsu Mueller-Xingrong Copper Industries Limited (Mueller-Xingrong).

     IPD and EPD primarily sell directly to OEM customers. Competitors, primarily in the brass rod market, include Chase Brass and Copper Company, a subsidiary of Global Brass and Copper, Inc., and others both domestic and foreign. Outside of North America, IPD and EPD sell products through various channels.


Labor Relations

     At December 29, 2007, the Company employed approximately 4,875 employees, of which approximately 2,150 were represented by various unions. Those union contracts will expire as follows:

        Location                                     Expiration Date
        Port Huron, Michigan (Local 218 I.A.M.)      May 1, 2010
        Port Huron, Michigan (Local 44 U.A.W.)       June 13, 2010
        Belding, Michigan                            August 25, 2009
        Wynne, Arkansas                              June 28, 2010
        Fulton, Mississippi                          August 1, 2012
        North Wales, Pennsylvania                    July 28, 2009
        Waynesboro, Tennessee                        November 7, 2009
        Jacksboro, Tennessee                         September 15, 2008

The union contracts at the Company's U.K. and Mexico operations are renewed annually. The Company expects to renew these contacts without material disruption of its operations.

     As of December 29, 2007, approximately 18 percent of the Company's employees were covered by collective bargaining or similar agreements that will expire during 2008.


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

     During recent years, an increasing demand for copper and copper alloy primarily from China had an effect on the global distribution of such commodities. The increased demand for copper (cathode and scrap) and copper alloy products from the export market caused a tightening in the domestic raw materials market. Mueller's copper tube facilities can accommodate both refined copper and copper scrap as the primary feedstock. The Company has commitments from refined copper producers for a portion of its metal requirements for 2008. Adequate quantities of copper are currently available. While the Company will continue to react to market developments, resultant pricing volatility or supply disruptions, if any, could nonetheless adversely affect the Company.


Environmental Matters

     Compliance with environmental laws and regulations is a matter of high priority for the Company. Mueller's provision for environmental compliance related to non-operating properties was $0.7 million for 2007 and $0.6 million in 2006 and 2005. Environmental costs related to operating properties are classified as costs of goods sold and is not significant. Other than as discussed below, the Company is not involved in any Superfund sites other than as one of numerous potentially responsible parties (PRPs) in which cases management believes that any obligation would be insignificant. Except as discussed below, the Company does not anticipate that it will need to make material expenditures for such compliance activities during the remainder of the 2008 fiscal year, or for the next two fiscal years.

  Mining Remedial Recovery Company

    Mammoth Mine Site

     Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California. MRRC has continued a program, begun in the late 1980's, of sealing mine portals with concrete plugs in mine adits which were discharging water. The sealing program has achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB). In response to a 1996 Order issued by the QCB, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage. In December 1998, the QCB modified the 1996 order extending MRRC's time to comply with water quality standards. In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices
(BMP) to control discharges of acid mine drainage That order extended the time to comply with water quality standards until September 2007. During that time, implementation of BMP further reduced impacts of acid rock drainage; however full compliance has not been achieved. The QCB is presently renewing MRRC's discharge permit and will concurrently issue a new order. It is expected that the new order will require continued implementation of BMP through 2012 to address residual discharges of acid rock drainage. At this site, MRRC spent approximately $0.3 million in 2007, $0.3 million in 2006, and estimates it will spend between approximately $0.3 and $0.8 million annually over the next ten years. Future expenditures beyond a ten-year horizon are not reasonably estimable or foreseeable.

    U.S.S. Lead

     In 1991, U.S.S. Lead Refinery, Inc., a wholly owned subsidiary (Lead Refinery), responded to an information request from the EPA under Superfund for information on whether Lead Refinery arranged for the disposal of hazardous substances in the vicinity of the Grand Calumet River/Indiana Harbor Ship Canal. By letter dated February 4, 1997, the Indiana Department of Environmental Management (IDEM) notified Lead Refinery that a pre-assessment screening of the Grand Calumet River and the Indiana Harbor Canal conducted pursuant to Superfund had identified releases of hazardous substances from Lead Refinery and other PRPs that had adversely impacted natural resources. Lead Refinery is in settlement negotiations in an effort to settle EPA's claim for natural resources damages. Settlement negotiations seek to resolve the claims of both IDEM and EPA for natural resources damages.

     In 1991, Lead Refinery also responded to an information request under Superfund regarding a site in East Chicago, Indiana. In 1992, the EPA advised Lead Refinery of its intent to list the property as a Superfund site; however, to date, the EPA had deferred such listing. In 1993, Lead Refinery entered into a Consent Order with the EPA pursuant to Section 3008(h) of the Resource Conservation and Recovery Act. The Consent Order covers remediation activities at the East Chicago, Indiana site and provides for Lead Refinery to complete certain on-site interim remedial activities and studies that extend off-site. In November 1996, the EPA approved, with modifications, Lead Refinery's Interim Stabilization Measures Work plan and its design for a Corrective Action Management Unit at the Lead Refinery site. Site activities, which began in December 1996, have been substantially concluded. Lead Refinery's ongoing activities at the East Chicago, Indiana site will be handled pursuant to a post-closure permit issued by IDEM in December 2007 and effective as of January 22, 2008. With this permit in effect, Lead Refinery expects that the Consent Order will be terminated. Additionally, Lead Refinery is aware that the EPA is evaluating whether further action under Superfund in the area near Lead Refinery's facility should be undertaken. Lead Refinery, without additional assistance from MRRC, lacks the financial resources needed to complete any additional remediation that may be required.

     Lead Refinery has been informed by the former owner and operator of a Superfund site located in Pedricktown, New Jersey that it intends to seek CERCLA response costs for alleged shipments of hazardous substances to the site. Lead Refinery has executed a standstill agreement regarding that site, which indefinitely extends the statute of limitations. By letter dated January 26, 1996, Lead Refinery and other PRPs received from the EPA a proposed Administrative Order on Consent to perform the remedial design for operable Unit 1 of the Pedricktown Superfund Site. Lead Refinery determined not to execute the Administrative Order on Consent based on its lack of ability to finance the clean up or pay response costs incurred by the EPA.

Several other PRPs, however, executed the agreement and performed the remedial design.

     In October 2003, Lead Refinery received a settlement offer from the EPA of $0.9 million for CERCLA contribution to past and future response costs incurred at the NL/Taracorp Superfund site in Granite City, Illinois. Lead Refinery declined that offer. In February of 2004, NL Industries, Inc. filed a contribution action against all PRPs who had not settled with the EPA, including Lead Refinery, seeking payments of an equitable share of clean-up costs incurred by NL Industries. Lead Refinery was not served with the complaint prior to the execution of the deadline set by the court.

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

  Altoona, Kansas Site

     By letter dated October 10, 2006, the Kansas Department of Health and Environment (KDHE) advised the Company that environmental contamination has been identified at a former smelter in Altoona, Kansas. KDHE asserts that the Company is a corporate successor to an entity that is alleged to have owned and operated the smelter from 1915 to 1918. KDHE has requested that the Company negotiate a consent order with KDHE to address contamination at the site. The Company has submitted a preliminary response to this request. The Company and another PRP have met with KDHE and the Company has been advised informally that the Company might be similarly connected to two, possibly three, other former smelter sites in Kansas. The Company does not believe it is liable for the contamination but expects that the Company may be asked to participate in further discussions with the potentially liable party and with KDHE.

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


Other Business Factors

     The Registrant's business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held. In addition, expenditures for company-sponsored research and development activities were not material during 2007, 2006, or 2005. No material portion of the Registrant's business involves governmental contracts. Seasonality of the Company's sales is not significant.


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

Increases in costs and the availability of energy and raw materials used in our products could impact our cost of goods sold and our distribution expenses, which could have a material adverse impact on our operating margins.

     Both the costs of raw materials used in our manufactured products (copper, brass, zinc, aluminum, and PVC and ABS resins) and energy costs (electricity, natural gas and fuel) have been rising during the last several years, which has resulted in increased production and distribution costs. While we typically attempt to pass increased costs through to our customers or to modify or adapt our activities to mitigate the impact of these increases, we may not be able to do so successfully. Failure to fully pass these increases to our customers or to modify or adapt our activities to mitigate the impact could have a material adverse impact on our operating margins. Additionally, if we are for any reason unable to obtain raw materials or energy, our ability to manufacture our finished goods would be impacted which could have a material adverse impact on our operating margins.

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

     Our businesses are sensitive to changes in general economic conditions, including, in particular, conditions in the housing and commercial construction industries. Prices for our products are affected by overall supply and demand in the market for our products and for our competitors' products. In particular, market prices of building products historically have been volatile and cyclical, and we may be unable to control the timing and amount of pricing changes for our products. Prolonged periods of weak demand or excess supply in any of our businesses could negatively affect our revenues and margins and could result in a material adverse impact on our business, financial condition, and results of operations.

     The markets that we serve, including, in particular, the housing and commercial construction industries, are significantly affected by movements in interest rates and the availability of credit. Significantly higher interest rates could have a material adverse effect on our business, financial condition and results of operations. Our businesses are also affected by a variety of other factors beyond our control, including, but not limited to, employment levels, foreign currency rates, unforeseen inflationary pressures and consumer confidence. Since we operate in a variety of geographic areas, our businesses are subject to the economic conditions in each such area. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition, and results of operations.

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

     As of December 29, 2007, approximately 44 percent of our 4,875 employees were covered by collective bargaining or similar agreements. If we are unable to negotiate acceptable new agreements with the unions representing our employees upon expiration of existing contracts, we could experience strikes or other work stoppages. Strikes or other work stoppages could cause a significant disruption of operations at our facilities which could have an adverse impact on us. New or renewal agreements with unions representing our employees could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability. Higher costs and/or limitations on our ability to operate our facilities and produce our products resulting from increased labor costs, strikes or other work stoppages could have an adverse effect on our results of operations.

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

                 Approximate
Location         Property Size               Description

Monterrey,       120,000 sq. ft.(3) Pipe nipples plant.  Produces pipe nipples,
Mexico               3.4 acres      cut pipe and merchant couplings.

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

Belding, MI      293,068 sq. ft.    Brass rod mill.  Facility includes
                   17.64 acres      casting, extruding, and finishing
                                    equipment to produce brass rods and
                                    bars, in various shapes and sizes.

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

ITEM 3.     LEGAL PROCEEDINGS

General

     The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business. Additionally, the Company may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Consolidated Financial Statements.

Environmental Proceedings

     Reference is made to "Environmental Matters" in Item 1 of this Report, which is incorporated herein by reference, for a description of environmental proceedings.

Copper Tube Antitrust Litigation

     The Company is named as a defendant in several pending litigations (the Copper Tube Actions) brought by direct and indirect purchasers of various forms of copper tube. The Copper Tube Actions allege anticompetitive activities with respect to the sale of copper plumbing tubes (copper plumbing tubes) and/or copper tubes used in, among other things, the manufacturing of air-conditioning and refrigeration units (ACR copper tubes). All of the Copper Tube Actions seek monetary and other relief.

  Direct-Purchaser Plumbing Tube Action

     Two Copper Tube Actions were filed in September and October of 2004 in the United States District Court for the Western District of Tennessee and were consolidated to become the Direct-Purchaser Plumbing Tube Action. The Direct-Purchaser Plumbing Tube Action is a purported class action brought on behalf of direct purchasers of copper plumbing tubes in the United States and alleges anticompetitive activities with respect to the sale of copper plumbing tubes. Wholly owned Company subsidiaries, WTC Holding Company, Inc. (WTC Holding Company), Deno Holding Company, Inc. (Deno Holding Company), and Mueller Europe Ltd. (Mueller Europe), are named in the Direct-Purchaser Plumbing Tube Action.

     In September 2006, the Direct-Purchaser Plumbing Tube Action was dismissed as to Mueller Europe for lack of personal jurisdiction. In October 2006, the Direct-Purchaser Plumbing Tube Action was dismissed in its entirety for lack of subject matter jurisdiction as to all defendants.

     Although plaintiffs in the Direct-Purchaser Plumbing Tube Action filed a motion for reconsideration of the dismissal of Mueller Europe, the court held that such motion was mooted by its dismissal of the case for lack of subject matter jurisdiction. Plaintiffs filed a motion to alter or amend the judgment dismissing the complaint for lack of subject matter jurisdiction, which the court denied in May 2007.

     In June 2007, plaintiffs filed with the United States Court of Appeals for the Sixth Circuit a notice of appeal from the judgment and orders dismissing the complaint in the Direct-Purchaser Plumbing Tube Action. The Company, WTC Holding Company, Inc., Deno Holding Company, Inc., and Mueller Europe filed notices of cross-appeal in July 2007.

     In September 2007, plaintiffs filed with the United States District Court for the Western District of Tennessee a motion to vacate the judgment and orders dismissing the complaint in the Direct-Purchaser Plumbing Tube Action, which the court denied in November 2007. In November 2007, plaintiffs filed a notice of appeal from the order denying the motion to vacate. All appeals in the Direct-Purchaser Plumbing Tube Action remain pending.

  Indirect-Purchaser Plumbing Tube Action

     Four Copper Tube Actions were filed in October 2004 in state court in California and were consolidated to become the Indirect-Purchaser Plumbing Tube Action. The Indirect-Purchaser Plumbing Tube Action is a purported class action brought on behalf of indirect purchasers of copper plumbing tubes in California and alleges anticompetitive activities with respect to the sale of copper plumbing tubes. WTC Holding Company, Deno Holding Company, Mueller Europe, and Deno Acquisition Eurl are named in the Indirect-Purchaser Plumbing Tube Action. Deno Acquisition Eurl has not been served with the complaint in the Indirect-Purchaser Plumbing Tube Action.

     The claims against WTC Holding Company and Deno Holding Company have been dismissed without prejudice in the Indirect-Purchaser Plumbing Tube Action. Mueller Europe has not yet been required to respond in the Indirect-Purchaser Plumbing Tube Action. The Company's demurrer to the complaint has been filed in the Indirect-Purchaser Plumbing Tube Action. The court overseeing the Indirect-Purchaser Plumbing Tube Action has stayed that action conditioned upon the parties' submitting periodic status reports on the status of the Direct-Purchaser Plumbing Tube Action.

  Direct-Purchaser ACR Tube Action

     Three Copper Tube Actions were filed in April 2006 in the United States District Court for the Western District of Tennessee and were consolidated to become the Direct-Purchaser ACR Tube Action. The Direct-Purchaser ACR Tube Action is a purported class action brought on behalf of direct purchasers of ACR copper tubes in the United States and alleges anticompetitive activities with respect to the sale of ACR copper tubes. The Company and Mueller Europe are named in the Direct-Purchaser ACR Tube Action.

     In July 2007, the Direct-Purchaser ACR Tube Action was dismissed in its entirety for lack of subject matter jurisdiction as to all defendants. In August 2007, plaintiffs filed with the United States Court of Appeals for the Sixth Circuit a notice of appeal from the judgment and order dismissing the complaint in the Direct-Purchaser ACR Tube Action. The Company and Mueller Europe filed notices of cross-appeal in August 2007. All appeals in the Direct-Purchaser ACR Tube Action remain pending.

     In December 2007, plaintiffs filed with the United States Court of Appeals for the Sixth Circuit a motion to dismiss the cross-appeals in the Direct-Purchaser ACR Tube Action. That motion remains pending.

  Indirect-Purchaser ACR Tube Action

     Two Copper Tube Actions were filed in June and August 2006 in the United States District Court for the Western District of Tennessee and were consolidated to become the Indirect-Purchaser ACR Tube Action. The Indirect-Purchaser ACR Tube Action is a purported class action brought on behalf of indirect purchasers of ACR copper tubes in the United States and alleges anticompetitive activities with respect to the sale of ACR copper tubes. The Company and Mueller Europe are named in the Indirect-Purchaser ACR Tube Action. The Company and Mueller Europe have been served, but have not yet been required to respond, in the Indirect-Purchaser ACR Tube Action.

  Carrier ACR Tube Action

     A Copper Tube Action (the Carrier ACR Tube Action) was filed in March 2006 in the United States District Court for the Western District of Tennessee by Carrier Corporation, Carrier S.A., and Carrier Italia S.p.A. (collectively, Carrier). The Carrier ACR Tube Action alleges anticompetitive activities with respect to the sale to Carrier of ACR copper tubes. The Company and Mueller Europe are named in the Carrier ACR Tube Action.

     In July 2007, the Carrier ACR Tube Action was dismissed in its entirety for lack of subject matter jurisdiction as to all defendants. In August 2007, plaintiffs filed with the United States Court of Appeals for the Sixth Circuit a notice of appeal from the judgment and order dismissing the complaint in the Carrier Action. The Company and Mueller Europe filed notices of cross-appeal in August 2007.

     In October 2007, Carrier filed with the United States Court of Appeals for the Sixth Circuit a motion to dismiss the cross-appeals, which the Court denied in December 2007. All appeals in the Carrier ACR Tube Action remain pending.

  Indirect-Purchaser Copper Tube Action

     A Copper Tube Action (the Indirect-Purchaser Copper Tube Action) was filed in July 2006 in the United States District Court for the Northern District of California. The Indirect-Purchaser Copper Tube Action is a purported class action brought on behalf of indirect purchasers of copper plumbing tubes and ACR copper tubes in the United States and alleges anticompetitive activities with respect to the sale of both copper plumbing tubes and ACR copper tubes.

     The Company, Mueller Europe, WTC Holding Company, Deno Holding Company, and Deno Acquisition Eurl are named in the Indirect-Purchaser Copper Tube Action. The Company, Mueller Europe, WTC Holding Company, and Deno Holding Company have been served, but have not yet been required to respond, in the Indirect-Purchaser Copper Tube Action.

     Although the Company believes that the claims for relief in the Copper Tube Actions are without merit, due to the procedural stage of the Copper Tube Actions, the Company is unable to determine the likelihood of a materially adverse outcome in the Copper Tube Actions or the amount or range of a potential loss in the Copper Tube Actions.

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

Employment Litigation

     On June 1, 2007, the Company filed a lawsuit in the Circuit Court of Dupage County, Illinois against Peter D. Berkman and Jeffrey A. Berkman, former executives of the Company and B&K Industries, Inc. (B&K), a wholly-owned subsidiary of the Company, relating to their alleged breach of fiduciary duties and contractual obligations to the Company through, among other things, their involvement with a supplier of B&K during their employment with B&K. The lawsuit alleges appropriation of corporate opportunities for personal benefit, failure to disclose competitive interests or other conflicts of interest, and unfair competition, as well as breach of employment agreements in connection with the foregoing. The lawsuit seeks compensatory and punitive damages, and other appropriate relief. In August, the defendants filed an answer to the complaint admitting Peter Berkman had not sought authorization to have an ownership interest in a supplier, and a counterclaim against the Company, B&K and certain of the Company's officers and directors alleging defamation, tortious interference with prospective economic relations, and conspiracy, and seeking damages in unspecified amounts. In September, Homewerks Worldwide LLC, an entity formed by Peter Berkman, filed a complaint as an intervenor based on substantially the same allegations included in the Berkmans' counterclaim. In October, the Company filed a motion seeking to have the Berkmans' counterclaim dismissed as a matter of law. On January 3, 2008 the Court overruled that motion and the case is proceeding to discovery of the relevant facts. The Company believes that these counterclaims are without merit and intends to defend them vigorously.
The Company does not anticipate any material adverse effect on its business or financial condition as a result of this litigation.

Other Matters

     The Company is aware of an investigation of competition in markets in which it participates, or has participated in the past, in Canada; however, in February 2008, Canadian government officials announced their decision not to proceed with the prosecution of this matter.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As of February 21, 2008, the number of holders of record of Mueller's Common Stock was approximately 1,450. On February 22, 2008, the closing price for Mueller's Common Stock on the New York Stock Exchange was $29.43.


Issuer Purchases of Equity Securities

     The Company's Board of Directors has extended, until October 2008, the authorization to repurchase up to ten million shares of the Company's Common Stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through December 29, 2007, the Company had repurchased approximately 2.4 million shares under this authorization. Below is a summary of the Company's stock repurchases for the period ended December 29, 2007.

                         (a)         (b)          (c)            (d)
                                                  Total          Maximum
                                                  Number of      Number of
                                                  Shares         Shares
                                                  Purchased as   That May
                                                  Part of        Yet Be
                         Total                    Publicly       Purchased
                         Number of   Average      Announced      Under the
                         Shares      Price Paid   Plans or       Plans or
                         Purchased   per Share    Programs       Programs
                                                                 7,647,030 (1)
September 30 -
  October 27, 2007             -     $  -
October 28 -
  November 24, 2007            -        -
November 25 -
  December 29, 2007            -        -

(1) Shares available to be purchased under the Company's 10 million share repurchase authorization until October 2008. The extension of the authorization was announced on October 26, 2007.

     The Company's Board of Directors declared a regular quarterly dividend of 10 cents per share on its common stock for each fiscal quarter of 2007 and 2006. Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors.

     The high, low, and closing prices of Mueller's Common Stock on the New York Stock Exchange for each fiscal quarter of 2007 and 2006 were as follows:

                                            High         Low          Close
2007
Fourth quarter                            $ 38.59      $ 27.15      $ 29.57
Third quarter                               38.94        28.76        36.14
Second quarter                              35.95        29.46        34.44
First quarter                               33.60        27.86        30.10

2006
Fourth quarter                            $ 38.25      $ 30.35      $ 31.70
Third quarter                               40.35        30.34        35.17
Second quarter                              41.80        28.84        33.03
First quarter                               35.86        26.81        35.69



                              PERFORMANCE GRAPH

     The following table compares total stockholder return since December 28, 2002 to the Dow Jones U.S. Total Market Index (Total Market Index) and the Dow Jones U.S. Building Materials & Fixtures Index (Building Materials Index). Total return values for the Total Market Index, the Building Materials Index and the Company were calculated based on cumulative total return values assuming reinvestment of dividends. The Common Stock is traded on the New York Stock Exchange under the symbol MLI.

               COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
            Among Mueller Industries, Inc., The Dow Jones US Index
           And The Dow Jones US Building Materials & Fixtures Index

[GRAPH]

* $100 invested on 12/28/02 in stock or index-including reinvestment of dividends.
Reflects reinvestment of shares in Common Stock of (i) regular quarterly dividends paid by the Company, ii) the cash paid by the Company in connection with the Special Dividend and (iii) the proceeds of an assumed sale at par of the Debentures paid by the Company in connection with the Special Dividend.

                           Mueller       Dow Jones U.S.     Dow Jones U.S.
                         Industries,      Total Market    Building Materials &
                             Inc.            Index          Fixtures Index
2002                          100             100             100
2003                          127             130             139
2004                          188             147             186
2005                          162             157             198
2006                          190             181             228
2007                          179             193             219


ITEM 6.     SELECTED FINANCIAL DATA

(In thousands, except per share data)

                                                  2007           2006           2005           2004           2003

For the fiscal year:(2)
   Net sales                                 $ 2,697,845    $ 2,510,912    $ 1,729,923    $ 1,379,056    $   999,078

   Operating income                              191,621 (5)    218,885 (3)    131,758        112,490         49,384

   Net income from continuing operations         115,475        148,869 (4)     89,218         79,416         44,221

   Diluted earnings per share
      from continuing operations                    3.10           4.00           2.40           2.15           1.19

   Cash dividends per share                         0.40           0.40           0.40           6.90 (1)          -

At year-end:
   Total assets                                1,449,204      1,268,907      1,116,928        971,328      1,060,420

   Long-term debt                                281,738        308,154        312,070        310,650 (1)     11,437


(1)     During 2004, the Company paid 40 cents per share in regular ten cent quarterly cash dividends;
        additionally the Company paid a Special Dividend composed of $6.50 in cash and $8.50 per share in the form of 6% Subordinated Debentures due 2014.

(2)     Includes activity of acquired businesses from the following purchase dates: (i) Extruded, February 27, 2007,
        (ii) Mueller-Xingrong, December 2005, (iii) Brassware, August 15, 2005, (iv) Mueller Comercial S.A.,
        December 14, 2004, (v) Vemco, August 27, 2004.

(3)     In 2006, the Company recorded a pre-tax charge of $14.2 million to write-down inventories to the lower of cost or market.

(4)     Includes $7.7 million benefit for change in estimate regarding the future utilization of various tax incentives in 2006.

(5)     Includes $10.0 million pre-tax gain from liquidation of LIFO layers plus a gain from a copper litigation settlement of $8.9 million, less a goodwill impairment charge of $2.8 million related to its Mexican
        Operations.


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

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of December 29, 2007. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 29, 2007 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 29, 2007 based on the control criteria established in a report entitled "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation management has concluded that our internal control over financial reporting is effective as of December 29, 2007.

     The Company acquired Extruded in February 2007 and has excluded Extruded from its assessment of, and conclusion on, the effectiveness of the Company's internal control over financial reporting. Extruded accounted for 4 percent and 5 percent of total and net assets, respectively, as of December 29, 2007 and 12 percent and 5 percent of revenues and net income, respectively, for the year then ended.

     Ernst & Young LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.


Changes in Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending December 29, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Industries, Inc.

We have audited Mueller Industries, Inc.'s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mueller Industries, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Extruded Metals, Inc., which is included in the December 29, 2007 consolidated financial statements of Mueller Industries, Inc. and constituted $62.8 million and $38.1 million of total and net assets, respectively, as of December 29, 2007 and $310.7 million and $5.3 million of revenues and net income, respectively, for the year then ended.

Our audit of internal control over financial reporting of Mueller
Industries, Inc. also did not include an evaluation of the internal control over financial reporting of Extruded Metals, Inc.

In our opinion, Mueller Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mueller Industries, Inc. as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 29, 2007 and our report dated February 26, 2008 expressed an unqualified opinion thereon.

                                       /s/ Ernst & Young LLP


Memphis, Tennessee
February 26, 2008


ITEM 9B.    OTHER INFORMATION

     None.

                                  PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

     The information required by Item 10 is contained under the captions "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees," "Corporate Governance," "Report of the Audit Committee of the Board of Directors," and "Section 16(a) Beneficial Ownership Compliance Reporting" in the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 26, 2008, which is incorporated herein by reference.

     The Company intends to disclose any amendments to its Code of Business Conduct and Ethics by posting such information to the Company's website at www.muellerindustries.com.


ITEM 11.    EXECUTIVE COMPENSATION

     The information required by Item 11 is contained under the caption "Compensation Discussion and Analysis", "Summary Compensation Table for 2007", "2007 Grants of Plan Based Awards Table", "Outstanding Equity Awards at Fiscal 2007 Year-End", "2007 Option Exercises", "Employment Agreements", "Potential Payments Under Employment and Consulting Agreements as of the End of 2007", "2007 Director Compensation", "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and

"Corporate Governance" in the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 26, 2008, which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

     The following table discloses information regarding the securities to be issued and the securities remaining available for issuance under the Registrant's stock-based incentive plans as of December 29, 2007 (shares in thousands):

                                     (a)                           (b)                         (c)
                                                                                   Number of securities
                                                                                   remaining available for future
                           Number of securities           Weighted average         issuance under equity
                           to be issued upon exercise     exercise price of        compensation plans (excluding
                           of outstanding options,        outstanding options      securities reflected in column
Plan category              warrants, and rights           warrants, and rights     (a))
Equity compensation plans
  approved by security
  holders                            1,692                $         28.42                      470

Equity compensation
  plans not approved by
  security holders                     311 (1)                      18.29                        -
                            --------------                                          --------------
Total                                2,003                          26.84                      470
                            ==============                                          ==============


(1)     On February 13, 2002 Mr. William D. O'Hagan, President and Chief Executive Officer, was
granted an option to acquire 155,610 shares of Common Stock at an exercise price of $20.40 per share and on February 13, 2003 Mr. O'Hagan was granted an option to acquire 155,610 shares of Common Stock at an exercise price of $16.13 per share (collectively, the O'Hagan Treasury Options).  Each of the
O'Hagan Treasury Options has a term of ten years, subject to earlier expiration upon termination of employment, and vests ratably over a five-year period from the date of the grant, except that if there is a Change in Control as defined in Mr. O'Hagan's employment agreement with the Company (the O'Hagan
Employment Agreement), all of the O'Hagan Treasury Options will become immediately exercisable on the later to occur of (i) the day Mr. O'Hagan notifies the Company he is terminating his employment with the Company as a result of said change, and (ii) ten days prior to the date Mr. O'Hagan's employment with the Company is terminated by the Company.  In addition, all outstanding unvested O'Hagan Treasury
Options will immediately vest and become exercisable if Mr. O'Hagan's employment is terminated by the
Company without Cause (as defined in the O'Hagan Employment Agreement) or by Mr. O'Hagan for Good
Reason (as defined in the O'Hagan Employment Agreement).  The O'Hagan Treasury Options may only be exercised for shares of Common Stock held in treasury by the Company.




     Other information required by Item 12 is contained under the captions "Principal Stockholders" and "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees" in the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 26, 2008, which is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE

     The information required by Item 13 is contained under the caption "Corporate Governance" in the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 26, 2008, which is incorporated herein by reference.


ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by Item 14 is contained under the caption "Appointment of Independent Registered Public Accounting Firm" in the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 26, 2008, which is incorporated herein by reference.

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

3.     Exhibits:

       3.1 Restated Certificate of Incorporation of the Registrant dated February 8, 2007 (Incorporated herein by reference to Exhibit
               3.1 of the Registrant's Annual Report on Form 10-K, dated February 28, 2007, for the fiscal year ended December 30,
               2006).

       3.2 Amended and Restated By-laws of the Registrant, adopted and effective as of October 25, 2007 (Incorporated herein by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q, dated October 26, 2007, for the quarter ended September 29, 2007).

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

      10.5 Second Amendment, dated February 17, 2005, to the Amended and Restated Employment Agreement, dated as of September 17, 1997, between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, dated May 5, 2005).

      10.6 Third Amendment, dated October 25, 2007, to the Amended and Restated Employment Agreement, dated as of September 17, 1997, by and between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated October 25,
               2007).

      10.7 Consulting Agreement, dated June 21, 2004, by and between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, dated July 16, 2004, for the quarter ended June 26,
               2004).

      10.8 Amended and Restated Consulting Agreement, dated October 25, 2007, by and between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, dated October 25,
               2007).

      10.9 Stock Option Agreement, dated May 7, 1997, by and between the Registrant and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K, dated March 1, 2004, for the fiscal year ended December 27, 2003).

      10.10 Amended and Restated Employment Agreement, effective as of September 17, 1997, by and between the Registrant and William
               D. O'Hagan (Incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002).

      10.11 Amendment to Amended and Restated Employment Agreement, effective May 12, 2000, by and between the Registrant and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, dated July 24, 2000, for the quarter ended June 24,
               2000).

      10.12 Second Amendment to the Amended and Restated Employment Agreement dated as of September 17, 1997, by and between the Registrant and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, dated May 5, 2005).

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

      10.15 Stock Option Agreement, dated February 13, 2003, by and between the Registrant and William D. O'Hagan (Incorporated herein by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K, dated March 1, 2004, for the fiscal year ended December 27, 2003).

      10.16 Consulting Agreement, dated June 21, 2004, by and between the Registrant and William D. O' Hagan (Incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q, dated July 16, 2004, for the quarter ended June 26, 2004).

      10.17 Employment Agreement, effective October 17, 2002, by and between the Registrant and Kent A. McKee (Incorporated herein by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002).

      10.18 Employment Agreement, effective November 9, 2006, by and between the Registrant and Gregory L. Christopher
               (Incorporated herein by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K, dated February 28, 2007, for the fiscal year ended December 30, 2006).

      10.19 Mueller Industries, Inc. 1991 Incentive Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002 and Exhibit
               99.2 of the Registrant's Current Report on Form 8-K, dated August 31, 2004).

      10.20 Mueller Industries, Inc. 1994 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002 and Exhibit
               99.3 of the Registrant's Current Report on Form 8-K, dated August 31, 2004).

      10.21 Mueller Industries, Inc. 1994 Non-Employee Director Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002 and Exhibit 99.6 of the Registrant's Current Report on Form 8-K, dated August 31, 2004).

      10.22 Mueller Industries, Inc. 1998 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002 and Exhibit
               99.4 of the Registrant's Current Report on Form 8-K, dated August 31, 2004).

      10.23 Mueller Industries, Inc. 2002 Stock Option Plan Amended and Restated as of February 16, 2006 (Incorporated herein by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K, dated February 28, 2007, for the fiscal year ended December 30, 2006).

      10.24 Mueller Industries, Inc. Annual Bonus Plan (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated May 5, 2005).

      10.25 Summary description of the Registrant's 2008 incentive plan for certain key employees.

      10.26 Mueller Industries, Inc. Deferred Compensation Plan, effective December 1, 2000 (Incorporated herein by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K, dated March 26, 2001, for the fiscal year ended December 30, 2000).

      10.27    Amendment to the Mueller Industries, Inc. Deferred
               Compensation Plan, dated December 15, 2005.

      10.28 Securities Purchase Agreement, dated December 14, 2004, among Mueller Comercial de Mexico, S. de R.L. de C.V., WTC HOLDCO I, LLC, MIYAR LLC, NICNA, GmbH, and The Seller Parties (Incorporated herein by reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K, dated March 4, 2005, for the fiscal year ended December 25, 2004).

      10.29 Inventory Purchase Agreement, dated December 14, 2004, by and between Niples del Norte S.A. de C.V. and Mueller de Mexico S.A. de C.V (Incorporated herein by reference to Exhibit
               10.22 of the Registrant's Annual Report on Form 10-K, dated March 4, 2005, for the fiscal year ended December 25, 2004).

      10.30 Credit Agreement, dated as of December 1, 2006, among the Registrant (as Borrower) and Lasalle Bank Midwest National Association (as agent), and certain lenders named therein (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated December 1,
               2006).

      10.31 Equity Joint Venture Agreement, among Mueller Streamline China, LLC, Mueller Streamline Holding, S.L., Jiangsu Xingrong Hi-Tech Co., Ltd. and Jiangsu Baiyang Industries Ltd. (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated December 5,
               2005).

      10.32 Stock Purchase Agreement by and between TBG Holdings N.V. and N.V. Hollandsch-Amerikaansche Beleggingsmaatschappij Holland-American Investment Corporation, as Sellers, and Mueller Industries, Inc., as Buyer, dated as of February 27, 2007 (Incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, dated February 27,
               2007).

      14.0 Code of Business Conduct and Ethics (Incorporated herein by reference to Exhibit 14.0 of the Registrant's Annual Report on Form 10-K, dated March 1, 2004, for the fiscal year ended December 27, 2003).

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

      31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

      31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

      32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2008.

                          MUELLER INDUSTRIES, INC.

                          /s/HARVEY L. KARP
                          Harvey L. Karp, Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        Signature                    Title                              Date

/s/HARVEY L KARP            Chairman of the Board,           February 26, 2008
Harvey L. Karp              and Director

/s/ALEXANDER P. FEDERBUSH   Director                         February 26, 2008
Alexander P. Federbush

/s/PAUL J. Flaherty         Director                         February 26, 2008
Paul J. Flaherty

/s/GENNARO J. FULVIO        Director                         February 26, 2008
Gennaro J. Fulvio

/s/GARY S. GLADSTEIN        Director                         February 26, 2008
Gary S. Gladstein

/s/SCOTT J. GOLDMAN         Director                         February 26, 2008
Scott J. Goldman

/s/TERRY HERMANSON          Director                         February 26, 2008
Terry Hermanson

/s/WILLIAM D. O'HAGAN       President, Chief Executive       February 26, 2008
William D. O'Hagan          Officer (Principal Executive
                            Officer), Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

                             Signature and Title                        Date

                             /s/ KENT A. MCKEE               February 26, 2008
                             Kent A. McKee
                             Executive Vice President and
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                             /s/ RICHARD W. CORMAN           February 26, 2008
                             Richard W. Corman
                             Vice President - Controller

                          MUELLER INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Review                                                       F-2


Consolidated Statements of Income for the years ended
December 29, 2007, December 30, 2006, and December 31, 2005            F-15


Consolidated Balance Sheets as of December 29, 2007
and December 30, 2006                                                  F-17


Consolidated Statements of Cash Flows for the years ended
December 29, 2007, December 30, 2006, and December 31, 2005            F-19


Consolidated Statements of Stockholders' Equity for the years
ended December 29, 2007, December 30, 2006, and December 31, 2005      F-21


Notes to Consolidated Financial Statements                             F-23


Report of Independent Registered Public Accounting Firm                F-58



FINANCIAL STATEMENT SCHEDULE


Schedule for the years ended December 29, 2007, December 30, 2006, and December 31, 2005


Valuation and Qualifying Accounts (Schedule II)                        F-59

FINANCIAL REVIEW

OVERVIEW

     The Company is a leading manufacturer of copper, brass, plastic, aluminum, and other products. The range of these products is broad: copper tube and fittings; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic pipe, fittings and valves; refrigeration valves and fittings; fabricated tubular products; and steel nipples. The Company also resells imported brass and plastic plumbing valves, malleable iron fittings, faucets and plumbing specialty products. Mueller's operations are located throughout the United States, and in Canada, Mexico, Great Britain, and China.

     The Company's businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the Original Equipment Manufacturers (OEM) segment. For disclosure purposes, as permitted under Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," certain operating segments are aggregated into reportable segments. The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), European Operations, and Mexican Operations. The OEM segment is composed of the Industrial Products Division (IPD) and Engineered Products Division
(EPD). These reportable segments are described in more detail below. SPD manufactures and sells copper tube, copper and plastic fittings, plastic pipe, and valves in North America and sources products for import distribution in North America. European Operations manufactures copper tube in Europe, which is sold in Europe and the Middle East; activities also include import distribution. Mexican Operations include pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties. The Plumbing & Refrigeration segment sells products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers. The OEM segment manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. The Company's Chinese joint venture (Mueller-Xingrong) manufactures engineered copper tube for refrigeration applications; these products are sold primarily to OEM's located in China and its results are included in the OEM segment. The OEM segment sells its products primarily to original equipment manufacturers, many of which are in the HVAC, plumbing, and refrigeration markets.

     The majority of the Company's manufacturing facilities operated at moderate levels during 2005 and the first half of 2006. In the latter half of 2006, and in 2007, the Company's manufacturing facilities operated at low levels due to reduced market demand.

     New housing starts and commercial construction are important determinants of the Company's sales to the HVAC, refrigeration, and plumbing markets because the principal end use of a significant portion of the Company's products is in the construction of single and multi-family housing and commercial buildings. Repairs and remodeling projects are also important drivers of underlying demand for these products. The following are important economic indicators that impact the Company's businesses. Per the U.S. Census Bureau, new housing starts in the U.S. were 1.4 million, 1.8 million, and 2.1 million in 2007, 2006, and 2005, respectively. The Value of Private Non-Residential Construction put in place was $349.8 billion in 2007, $295.7 billion in 2006, and $246.6 billion in 2005. The average 30 year fixed mortgage rate was 6.10 percent in December 2007, 6.14 percent in December 2006, and 6.27 percent in December 2005.

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

     Earnings and profitability are also subject to market trends such as substitute products and imports. Plastic plumbing systems are the primary substitute product; these products represent an increasing share of consumption. U.S. consumption of copper tubing is still predominantly supplied by U.S. manufacturers, although imports from Mexico is a significant factor. Brass rod consumption in the U.S. has steadily declined over the past five years, due to the outsourcing of many manufactured products.

     The Company's fiscal years ended December 29, 2007 and December 30, 2006 contained 52 weeks while the year ended December 31, 2005 contained 53 weeks.


RESULTS OF OPERATIONS

2007 Performance Compared with 2006

     Consolidated net sales in 2007 were $2.7 billion, a 7 percent increase over net sales of $2.5 billion in 2006. The increase was primarily attributable to the acquisition of Extruded Metals, Inc. (Extruded) during the first quarter of 2007, partially offset by lower unit sales volumes in each of the Company's primary product lines. Net selling prices generally fluctuate with changes in raw material costs. Increases in raw material costs are generally passed through to customers in the form of higher selling prices. The COMEX average copper price in 2007 was approximately $3.22 per pound, or approximately 4 percent higher than the 2006 average of $3.09. Mueller-Xingrong also contributed to the increase in net sales.

     Cost of goods sold increased $215 million, to $2.3 billion in 2007. This increase was attributable primarily to the acquisition of Extruded and to higher raw material costs. Gross profit was $372.9 million or 13.8 percent of net sales in 2007 compared with $401.5 million or 16.0 percent of net sales in 2006. The year over year decrease in gross profit was due to reduced volume in core product lines plus increased conversion costs partially offset by increased spreads in copper tube and fittings. The decrease in gross profit percentage is primarily due to the mix of sales following the acquisition of Extruded resulting in an increase in lower margin sales of brass rod. During the fourth quarter of 2007 the Company recognized a $10.0 million pre-tax gain resulting from the liquidation of LIFO layers. In addition, during the fourth quarter of 2007 and 2006, certain inventories valued using the FIFO method were written down to the lower of cost or market resulting in decreases in gross profit of $2.7 million and $14.2 million, respectively.

     Depreciation and amortization increased 6.3 percent to $44.2 million in 2007 from $41.6 million in 2006 primarily due to recent acquisitions. Selling, general, and administrative expenses increased to $143.3 million in 2007; this $2.3 million increase was due to incremental costs of approximately $3.1 million attributed to acquired businesses, partially offset by net decreases of other costs of approximately $0.8 million.

     During 2007, the Company received a monetary settlement of approximately $8.9 million pursuant to a settlement agreement terminating a lawsuit against J.P. Morgan Chase & Co. and Morgan Guaranty Trust Company of New York (collectively Morgan) to recover damages the Company believes it suffered on first purchases of copper cathode resulting from an alleged conspiracy to manipulate the price of copper cathode by Morgan (and certain of its predecessors and affiliates) and others in violation of the federal antitrust laws.

     During its required annual assessment of goodwill in 2007, the Company revised the projected future cash flows as well as other estimates and assumptions related to its Mexican Operations. Based upon the changes in discounted future cash flows, the Company recognized an impairment charge of $2.8 million reducing the carrying value of the business.

     Interest expense increased to $22.1 million in 2007 from $20.5 million in 2006. The increase is due to the increased borrowings by Mueller-Xingrong to fund operations. Other income in 2007 includes interest income on invested cash balances of $11.3 million plus the gain on sale of non-operating natural resource property for approximately $3.1 million partially offset by $0.8 million minority interest expense related to Mueller-Xingrong and environmental expense related to non-operating properties of $0.7 million. Other income increased approximately $8.6 million in 2007 compared with 2006. This increase is attributable primarily to higher interest income in 2007 resulting from higher average cash balances and a net gain on disposals of properties compared with a net loss in 2006.

     Income tax expense was $67.8 million, for an effective rate of 37 percent. This rate is higher than what would be computed using the U.S. statutory federal rate primarily due to state income tax expense of $6.5 million, foreign tax items of $1.2 million, and a correction of the income tax provision for prior years related to the deferred tax liabilities on U.S. pension plans of $2.2 million. These increases were partially offset by the effect of the federal production activities deduction of $3.2 million, the reduction to income tax contingencies of $1.4 million and the net reduction in valuation allowances associated with certain tax attributes of $1.9 million.

     The Company's employment was approximately 4,875 at the end of 2007 compared with 4,700 at the end of 2006.

Plumbing & Refrigeration Segment

     Net sales by the Plumbing & Refrigeration segment were $1.6 billion in 2007 compared with $1.7 billion in 2006. The decrease in net sales is due to lower unit sales volumes in copper tube and copper and plastic fittings, partially offset by higher selling prices. Gross profit declined to $297.3 million in 2007 from $324.8 million in 2006 which was the result of decreased unit sales volumes offset by increased spreads in copper tube and fittings and a $10.0 million gain from liquidation of LIFO inventory. Additionally, the Company wrote down its inventories to the lower of cost or market in 2007 and 2006 by $2.7 million and $14.2 million, respectively. Depreciation and amortization increased to $29.8 million in 2007 from $28.7 million in 2006 due to depreciation on recent capital expenditures.
Selling, general, and administrative expenses were $95.2 million in 2007 compared with $98.7 million in 2006. The decrease is primarily due to decreased incentive compensation. Also included as components of operating income for 2007 were a $2.8 million goodwill impairment charge related to the Company's Mexican Operations and a $8.9 million gain from the monetary settlement on the Morgan copper litigation.

OEM Segment

     The OEM segment's net sales were $1.14 billion in 2007 compared with $835.3 million in 2006. Included in the OEM segment's sales are Extruded's sales totaling $311 million since its acquisition in February 2007. Sales increases at Mueller-Xingrong were offset by net decreased sales across the remainder of the segment's businesses. Gross profit decreased from $77.8 million in 2006 to $74.4 million in 2007 resulting primarily from the lower sales volumes, offset partially from contributions from Extruded and higher profits at the aluminum impacts operation. The gross profit percentage also decreased primarily due to a higher mix of lower margin brass rod sales following the acquisition of Extruded. Depreciation and amortization increased from $11.8 million in 2006 to $13.4 million in 2007 due primarily to depreciation expense at recently acquired businesses. Selling, general, and administrative expenses were $22.8 million in 2007 compared with $21.2 million in 2006. The increase is primarily attributable to the Extruded acquisition.


2006 Performance Compared with 2005

     Consolidated net sales in 2006 were $2.5 billion, a 45 percent increase over net sales of $1.7 billion in 2005. The increase was primarily attributable to higher raw material costs (which are passed through in the form of higher selling prices as discussed above), and contribution from businesses acquired late in 2005 (which includes Mueller-Xingrong) which accounted for approximately $175.2 million. The COMEX average copper price in 2006 was approximately $3.09 per pound, or approximately 84 percent higher than the 2005 average of $1.68. This change increased the Company's net sales and cost of goods sold. These increases were partially offset by a decrease in sales unit volumes during the period.

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

     Other income includes (i) losses on the sale of property and equipment for approximately $2.6 million, (ii) interest income on invested cash balances of $6.1 million, (iii) rents, royalties and other, net of $2.1 million, (iv) minority interest expense related to Mueller-Xingrong of $2.6 million, (v) gain on sale of an equity investment, Conbraco Industries, Inc., of $1.9 million, and (vi) equity in earnings of Conbraco Industries, Inc. prior to its sale of $1.0 million. Other income decreased approximately $6.8 million in 2006 compared with 2005. This decrease was attributable primarily to minority interest related to the Company's Chinese joint venture and a net loss on disposals of properties compared with a net gain in 2005, partially offset by higher interest income in 2006 resulting from higher average cash balances.

     The expense related to environmental remediation at certain non-operating properties of the Company, included in other income, net, totaled $0.6 million in 2006 and in 2005. The environmental expense related to operating properties is included as a component of cost of goods sold and was not significant for the periods presented.

     Income tax expense was $54.7 million, for an effective rate of 26.9 percent, for 2006. This rate was lower than what would be computed using the U.S. statutory federal rate primarily due to (i) changes in estimate regarding the estimated future utilization of state and foreign attributes of $7.7 million; (ii) changes in estimate regarding tax contingency reserves and other reductions for various statute closings of $5.6 million; (iii) recognition of benefits from the federal production activities deduction of $2.4 million and (iv) benefits resulting from a tax holiday in certain of the Company's foreign subsidiaries and other foreign items of $2.2 million.
These items were partially offset by $1.9 million of state tax expense, net of the federal benefit.

     The Company's employment was approximately 4,700 at the end of 2006 compared with 4,800 at the end of 2005.

Plumbing & Refrigeration Segment

     Net sales by Plumbing & Refrigeration were $1.7 billion in 2006 compared with $1.3 billion in 2005 for a 33.9 percent increase. The increase in net sales is due primarily to higher raw material costs, which are reflected in higher selling prices, and contributions from businesses acquired late in 2005. These increases were partially offset by lower unit sales volumes resulting from weak demand in the latter part of 2006. Gross profit was $324.8 million in 2006 compared with $243.4 million in 2005. The increases in gross profit were due primarily to the factors mentioned regarding the increases in net sales, partially offset by a $14.2 million write down of inventories to the lower of cost or market. Overall gross profit percentage remained consistent at approximately 19 percent. Depreciation and amortization was $28.7 million in 2006 compared with $29.4 million in 2005. This decrease is primarily due to certain machinery and equipment at a manufacturing facility becoming fully depreciated late in 2005. Selling, general, and administrative expenses increased from $88.5 million in 2005 to $98.7 million in 2006. The increase is primarily due to increased expenses of businesses acquired late in 2005 and increased incentive compensation.

OEM Segment

     Net sales in the OEM segment were $835.3 million in 2006 compared with $460.3 million in 2005. The increase in net sales is attributable to net sales of $142.8 million of our Chinese joint venture, which commenced operations in the first quarter of 2006, and increased sales at our Port Huron brass rod mill of $228.2 million. The increase in net sales at the brass rod operation is due primarily to the increased selling prices resulting from higher raw material costs. Gross profit increased from $57.3 million in 2005 to $77.8 million in 2006 due primarily to the factors mentioned regarding the increase in net sales. Gross profit percentage decreased primarily due to a higher mix of sales of brass rods, which traditionally have lower margins. Depreciation and amortization increased to $11.8 million in 2006 from $10.2 million in 2005 resulting primarily from expense at our Chinese joint venture of $1.2 million. Selling, general, and administrative expenses were $21.2 million in 2006 compared with $20.1 million in 2005. The increase is primarily due to expenses at our Chinese joint venture during 2006 of $1.7 million partially offset by decreases in other costs.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents balance increased to $308.6 million at December 29, 2007, from $200.5 million at December 30, 2006. Major components of the 2007 change included $185.8 million of cash provided by operating activities, $62.5 million of cash used in investing activities and $15.8 million of cash used in financing activities.

     Net income of $115.5 million in 2007 was the primary component of cash provided by operating activities. Depreciation and amortization of $44.5 million was the primary non-cash adjustment. Major changes in working capital, net of the Extruded acquisition, included a $7.9 million increase in trade accounts receivable, $20.4 million decrease in inventories and $12.7 million increase in current liabilities.

     The major components of net cash used for investing activities during 2007 included $32.2 million used in the acquisition of Extruded and $29.9 million used for capital expenditures. Net cash used in financing activities totaled $15.8 million in 2007 which included $14.8 million of dividends paid and $18.8 million of repayments of long term debt in the Company's domestic and European operations, partially offset by $16.6 million of proceeds from issuance of long-term debt by Mueller-Xingrong.

     The Company has a $200 million unsecured line-of-credit (Credit Facility) which expires in December 2011. At year-end, the Company had no borrowings against the Credit Facility. Approximately $9.8 million in letters of credit were backed by the Credit Facility at the end of 2007. As of December 29, 2007, the Company's total debt was $354.5 million or 33 percent of its total capitalization. Subsequent to year-end the Company purchased, through a privately negotiated transaction, and extinguished approximately $25.5 million principal value of its 6% Subordinated Debentures at approximately 90 percent of their face value.

     Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios. As of December 29, 2007, the Company was in compliance with all of its debt covenants.

     The Company expects to invest between $30 and $40 million for capital expenditures during 2008.

     Contractual cash obligations of the Company as of December 29, 2007 included the following:

(In millions)
                                         Payments Due by Year
                                               2009-     2011-
                           Total     2008      2010      2012      Thereafter
Long-term debt,
  including capital
  lease obligations        $354.5    $ 72.7    $    -    $  1.8    $280.0
Interest on fixed-
  rate debt                 130.8      32.7      32.7      32.7      32.7
Consulting Agreements (1)    13.3       2.7       5.3       4.0       1.3
Operating leases             27.0       6.2       8.4       5.5       6.9
Purchase commitments (2)    449.0     449.0         -         -         -
                            -----     -----     -----     -----     -----
Total contractual
  cash obligations         $974.6    $563.3    $ 46.4    $ 44.0    $320.9
                            =====     =====     =====     =====     =====

(1) See Note 10 to Consolidated Financial Statements. For the purpose of this disclosure, the Company assumed the Consulting Agreements are effective immediately.
(2) Purchase commitments include $48.9 million of open fixed price purchases of raw materials. Additionally, the Company has contractual supply commitments, totaling $400.1 million at year-end prices, for raw materials consumed in the ordinary course of business; these contracts contain variable pricing based on COMEX.

     The above obligations will be satisfied with existing cash, the Credit Facility, and cash generated by operations. Additionally, the cash flow to fund pension and OPEB obligations was $3.8 million in 2007 and $3.3 million in 2006. In recent years, funded pension assets recovered a significant portion of market value declines experienced in 2002. The Company expects to contribute approximately $2.4 million to its pension plans and $1.7 million to its other postretirement benefit plans in 2008. The Company has no off-balance sheet financing arrangements except for the operating leases identified above.

     Fluctuations in the cost of copper and other raw materials affect the Company's liquidity. Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable. In June 2005 the price of copper averaged approximately $1.62 per pound. Since then the price of copper has fluctuated significantly and averaged approximately $3.09 per pound in 2006 and $3.22 in 2007. During 2006 copper reached a historic high of $4.08 per pound.

     The Company's Board of Directors declared a regular quarterly dividend of 10 cents per share on its Common Stock during each quarter of 2007, 2006 and 2005. Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors.

     Management believes that cash provided by operations, the Credit Facility, and currently available cash of $308.6 million will be adequate to meet the Company's normal future capital expenditure and operational needs. The Company's current ratio (current assets divided by current liabilities) was 2.8 to 1 as of December 29, 2007.

     The Company's Board of Directors has extended, until October 2008, the authorization to repurchase up to ten million shares of the Company's Common Stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through December 29, 2007, the Company had repurchased approximately 2.4 million shares under this authorization. In addition, the Company may repurchase portions of its 6% Subordinated Debentures through open market transactions or through privately negotiated transactions.

Environmental Matters

     The Company ended 2007 with total environmental reserves of approximately $8.9 million. Based upon information currently available, management believes that the outcome of pending environmental matters will not materially affect the overall financial position and results of operations of the Company.

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

     The Company occasionally enters into forward fixed-price arrangements with certain customers. The Company may utilize forward contracts to hedge risks associated with forward fixed-price arrangements. The Company may also utilize forward contracts to manage price risk associated with inventory. Depending on the nature of the hedge, changes in the fair value of the forward contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of comprehensive income and reflected in earnings upon the sale of inventory. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory. At year-end, the Company held open forward contracts to purchase approximately $11.5 million of copper over the next twelve months related to fixed-price sales orders.

     Futures contracts may also be used to manage price risk associated with natural gas purchases. The effective portion of gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon consumption of natural gas. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices. There were no open contracts to purchase natural gas at December 29, 2007.

Interest Rates

     At December 29, 2007 and December 30, 2006, the fair value of the Company's debt was estimated at $329.2 million and $320.7 million, respectively, primarily using market yields and taking into consideration the underlying terms of the debt. Such fair value was less than the carrying value of debt at December 29, 2007 and December 30, 2006 by $25.3 million and $23.4 million, respectively. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent decrease in interest rates and amounted to $13.5 million at December 29, 2007 and $10.6 million at December 30, 2006.

     The Company had variable-rate debt outstanding of $46.7 million at December 30, 2007 and $36.1 million at December 31, 2006. At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company's pretax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on LIBOR.

Foreign Currency Exchange Rates

     Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material; however, the Company may utilize certain forward fixed-rate contracts to hedge such transactional exposures. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon collection of receivables. At year-end, the Company held open forward contracts to purchase approximately $2.8 million U.S. dollars.

     The Company's primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars. The primary currencies to which the Company is exposed include the Canadian dollar, the British pound sterling, the Euro, the Mexican peso, and the Chinese renminbi. The Company generally views as long-term its investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, the Company generally does not hedge these net investments. The net investment in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates was $199.4 million at December 29, 2007 and $191.5 million at December 30, 2006. The potential loss in value of the Company's net investment in foreign subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at December 29, 2007 and December 30, 2006 amounted to $21.1 million and $19.2 million, respectively. This change would be reflected in the foreign currency translation component of accumulated other comprehensive income in the equity section of the Company's Consolidated Balance Sheets, unless the foreign subsidiaries are sold or otherwise disposed.


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

Inventory Valuation

     Inventories are valued at the lower of cost or market. A significant component of the Company's inventory is copper; the domestic copper inventories are valued under the LIFO method, which represent approximately
9.4 percent of total inventories. The market price of copper cathode and scrap are subject to volatility. During periods when open market prices decline below net book value, the Company may need to provide an allowance to reduce the carrying value of its inventory. In addition, certain items in inventory may be considered obsolete and, as such, the Company may establish an allowance to reduce the carrying value of those items to their net realizable value. Changes in these estimates related to the value of inventory, if any, may result in a materially adverse or positive impact on the Company's reported financial position or results of operations. The Company recognizes the impact of any changes in estimates, assumptions, and judgments in income in the period in which it is determined.

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

     The Company provides for uncertain tax positions and the related interest and penalties, if any, based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 29, 2007, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company's effective tax rate in a given financial statement period may be affected.

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the Company's Consolidated Financial Statements.

     In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations." The purpose of issuing the statement is to replace current guidance in SFAS No. 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS No. 141 (R) from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS No. 141 (R) will be effective for fiscal years beginning after December 15, 2008.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of stockholders' equity, (ii) that net income attributable to the parent and the noncontrolling interest be separately identified in the Consolidated Statements of Income, (iii) that changes in a parent's ownership interest while the parent retains the controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented.


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

     In addition to those factors discussed under "Risk Factors" in this Annual Report on Form 10-K, such factors include: (i) the current and projected future business environment, including interest rates and capital and consumer spending; (ii) the domestic housing and commercial construction industry environment; (iii) availability and price fluctuations in commodities (including copper, natural gas, and other raw materials, including crude oil that indirectly affects plastic resins); (iv) competitive factors and competitor responses to the Company's initiatives;
(v) stability of government laws and regulations, including taxes; (vi) availability of financing; and (vii) continuation of the environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates.

Mueller Industries, Inc.
Consolidated Statements of Income
Years Ended December 29, 2007, December 30, 2006, and December 31, 2005

(In thousands, except per share data)
                                            2007          2006          2005
Net sales                               $2,697,845    $2,510,912    $1,729,923

Cost of goods sold                       2,324,924     2,109,436     1,430,075
                                         ---------     ---------     ---------
Gross profit                               372,921       401,476       299,848

Depreciation and amortization               44,153        41,619        40,696
Selling, general, and
   administrative expense                  143,284       140,972       127,394
Copper litigation settlement                (8,893)            -             -
Impairment charge                            2,756             -             -
                                         ---------     ---------     ---------
Operating income                           191,621       218,885       131,758

Interest expense                           (22,071)      (20,477)      (19,550)
Other income, net                           13,731         5,171        11,997
                                         ---------     ---------     ---------
Income from continuing operations
   before income taxes                     183,281       203,579       124,205

Income tax expense                         (67,806)      (54,710)      (34,987)
                                         ---------     ---------     ---------
Income from continuing operations          115,475       148,869        89,218

Income from discontinued operations,
   net of income taxes                           -             -         3,324
                                         ---------     ---------     ---------
Net income                              $  115,475    $  148,869    $   92,542
                                         =========     =========     =========

See accompanying notes to consolidated financial statements.


Mueller Industries, Inc.
Consolidated Statements of Income (continued)
Years Ended December 29, 2007, December 30, 2006, and December 31, 2005

(In thousands, except per share data)
                                            2007          2006          2005
Weighted average shares for basic
   earnings per share                       37,060        36,893        36,590
Effect of dilutive stock options               163           353           513
                                         ---------     ---------     ---------
Adjusted weighted average shares for
   diluted earnings per share               37,223        37,246        37,103
                                         =========     =========     =========

Basic earnings per share:
  From continuing operations            $     3.12    $     4.04    $     2.44
  From discontinued operations                   -             -          0.09
                                         ---------     ---------     ---------
  Basic earnings per share              $     3.12    $     4.04    $     2.53
                                         =========     =========     =========

Diluted earnings per share:
  From continuing operations            $     3.10    $     4.00    $     2.40
  From discontinued operations                   -             -          0.09
                                         ---------     ---------     ---------
  Diluted earnings per share            $     3.10    $     4.00    $     2.49
                                         =========     =========     =========
Dividends per share                     $     0.40    $     0.40    $     0.40
                                         =========     =========     =========

See accompanying notes to consolidated financial statements.


Mueller Industries, Inc.
Consolidated Balance Sheets
As of December 29, 2007 and December 30, 2006

(In thousands)
                                                        2007           2006
Assets
Current assets
   Cash and cash equivalents                       $   308,618    $   200,471
   Accounts receivable, less allowance for
      doubtful accounts of $5,015 in 2007
      and $6,806 in 2006                               323,003        281,679
   Inventories                                         269,032        258,647
   Current deferred income taxes                        19,853         21,421
   Other current assets                                 19,841         13,976
                                                    ----------     ----------
      Total current assets                             940,347        776,194

Property, plant, and equipment, net                    308,383        315,064

Goodwill                                               153,263        155,653

Other assets                                            47,211         21,996
                                                    ----------     ----------
      Total Assets                                 $ 1,449,204    $ 1,268,907
                                                    ==========     ==========

See accompanying notes to consolidated financial statements.


Mueller Industries, Inc.
Consolidated Balance Sheets (continued)
As of December 29, 2007 and December 30, 2006

(In thousands, except share data)
                                                        2007           2006
Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt               $    72,743    $    35,998
   Accounts payable                                    140,497         96,095
   Accrued wages and other employee costs               39,984         43,281
   Other current liabilities                            81,829         80,145
                                                    ----------     ----------
      Total current liabilities                        335,053        255,519

Long-term debt, less current portion                   281,738        308,154
Pension liabilities                                     14,805         19,900
Postretirement benefits other than pensions             21,266         16,699
Environmental reserves                                   8,897          8,907
Deferred income taxes                                   52,156         46,408
Other noncurrent liabilities                             2,029          2,206
                                                    ----------     ----------
      Total liabilities                                715,944        657,793
                                                    ----------     ----------

Minority interest in subsidiaries                       22,765         22,300

Stockholders' equity
   Preferred stock - $1.00 par value;
      shares authorized 5,000,000;
      none outstanding                                       -              -
   Common stock - $.01 par value; shares
      authorized 100,000,000; issued 40,091,502;
      outstanding 37,079,903 in 2007
      and 37,025,285 in 2006                               401            401
   Additional paid-in capital                          259,611        256,906
   Retained earnings                                   484,534        386,038
   Accumulated other comprehensive income               31,808         12,503
   Treasury common stock, at cost                      (65,859)       (67,034)
                                                    ----------     ----------
      Total stockholders' equity                       710,495        588,814
                                                    ----------     ----------
Commitments and contingencies                                -              -
                                                    ----------     ----------
      Total Liabilities and Stockholders' Equity   $ 1,449,204    $ 1,268,907
                                                    ==========     ==========

See accompanying notes to consolidated financial statements.


Mueller Industries, Inc.
Consolidated Statements of Cash Flows
Years Ended December 29, 2007, December 30, 2006, and December 31, 2005

(In thousands)
                                            2007          2006          2005
Operating activities:
Net income                              $  115,475    $  148,869    $   92,542
Reconciliation of net income to net
  cash provided by operating activities:
   Depreciation                             43,605        41,179        40,398
   Amortization of intangibles                 548           440           298
   Amortization of Subordinated
    Debenture costs                            324           236           162
   Stock-based compensation expense          2,737         2,789             -
   Income tax benefit from exercise
    of stock options                           (73)       (1,065)          991
   Impairment charge                         2,756             -             -
   Deferred income taxes                     3,094       (19,339)       (9,556)
   Provision for doubtful
    accounts receivable                       (177)        1,109         1,911
   Minority interest in subsidiaries,
    net of dividend paid                      (781)        2,610             9
   Gain on sale of equity investment             -        (1,876)            -
   Gain on early retirement of debt              -           (97)            -
   (Gain) loss on disposal of properties    (2,468)        2,620        (3,665)
   Equity in earnings unconsolidated
     subsidiary                                   -         (964)       (4,480)
   Changes in assets and liabilities,
    net of businesses acquired:
      Receivables                           (7,937)      (15,459)      (64,905)
      Inventories                           20,411       (56,786)       (5,979)
      Other assets                          (4,120)        1,449         1,764
      Current liabilities                   12,704       (41,357)       66,435
      Other liabilities                      1,809        (2,578)       (5,894)
      Other, net                            (2,063)        2,759          (590)
                                         ---------     ---------     ---------
Net cash provided by
   operating activities                    185,844        64,539       109,441
                                         ---------     ---------     ---------


See accompanying notes to consolidated financial statements.


Mueller Industries, Inc.
Consolidated Statements of Cash Flows (continued)
Years ended December 29, 2007, December 30, 2006, and December 31, 2005

(In thousands)
                                            2007          2006          2005
Investing activities:
Capital expenditures                    $  (29,870)   $  (41,206)   $  (18,449)
Acquisition of businesses, net
  of cash received                         (32,243)        3,632        (6,937)
Proceeds from sales of properties
  and equity investment                      3,809        23,528        10,112
Net deposits into restricted cash
  balances                                  (4,194)            -             -
                                          ---------     ---------    ---------
Net cash used in
  investing activities                     (62,498)      (14,046)      (15,274)
                                         ---------     ---------     ---------

Financing activities:
Repayments of long-term debt               (18,765)       (2,058)       (1,091)
Dividends paid                             (14,825)      (14,776)      (14,646)
Proceeds from issuance of
 long-term debt                             16,635        28,759             -
Acquisition of treasury stock                  (54)       (1,092)         (551)
Issuance of shares under incentive
  stock option plans from treasury           1,124         7,701         4,819
Income tax benefit from exercise of
  stock options                                 73         1,065             -
                                         ---------     ---------     ---------
Net cash (used in) provided by
  financing activities                     (15,812)       19,599       (11,469)
                                         ---------     ---------     ---------

Effect of exchange rate changes on cash        613           694          (462)
                                         ---------     ---------     ---------

Increase in cash and cash equivalents      108,147        70,786        82,236
Cash and cash equivalents at the
  beginning of the year                    200,471       129,685        47,449
                                         ---------     ---------     ---------

Cash and cash equivalents at the
  end of the year                       $  308,618    $  200,471    $  129,685
                                         =========     =========     =========

For supplemental disclosures of cash flow information, see
Notes 1, 5, 6, 7, and 13.

See accompanying notes to consolidated financial statements.


Mueller Industries, Inc.
Consolidated Statements Stockholders' Equity
Years ended December 29, 2007, December 30, 2006, and December 31, 2005

(In thousands)
                                                     2007                    2006                    2005
                                              Shares      Amount      Shares      Amount      Shares      Amount
Common stock:
Balance at beginning of year                  40,092    $      401    40,092    $      401   40,092     $      401
                                             -------     ---------   -------     ---------   ------      ---------
Balance at end of year                        40,092    $      401    40,092    $      401   40,092     $      401
                                             =======     =========   =======     =========   ======      =========

Additional paid-in capital:
Balance at beginning of year                            $  256,906              $  252,889              $  252,931
Issuance of shares under
  incentive stock option plans                                (105)                 (1,324)                 (1,033)
Stock-based compensation                                     2,737                   4,276                       -
Income tax benefit from exercise of
  stock options                                                 73                   1,065                     991
                                                         ---------               ---------               ---------
Balance at end of year                                  $  259,611              $  256,906              $  252,889
                                                         =========               =========               =========

Retained earnings:
Balance at beginning of year                            $  386,038              $  253,433              $  175,537
Adjustment to prior year retained
  earnings due to the adoption of FIN 48                    (2,154)                      -                       -
Net income                                                 115,475                 148,869                  92,542
Dividends and other                                        (14,825)                (16,264)                (14,646)
                                                         ---------               ---------               ---------
Balance at end of year                                  $  484,534              $  386,038              $  253,433
                                                         =========               =========               =========

Accumulated other comprehensive
  income (loss):
Foreign currency translation                            $    4,606              $   17,778              $  (10,122)
Minimum pension liability adjustment,
  net of tax of $(1,165) and $339                                -                   7,108                  (2,141)
Change in fair value of derivatives,
  net of tax of $(166), $199, $(201)                           285                    (355)                    330
Net actuarial gain on pension and post-
  retirement obligations, net of tax of $(7,116)            14,170                       -                       -
Other, net                                                     244                       -                       -
                                                         ---------               ---------               ---------
Total other comprehensive income (loss)                     19,305                  24,531                 (11,933)
Balance at beginning of year                                12,503                  (8,848)                  3,085
Adjustment to initially apply SFAS No. 158,
  net of tax of $1,526                                           -                  (3,180)                      -
                                                         ---------               ---------               ---------
Balance at end of year                                  $   31,808              $   12,503              $   (8,848)
                                                         =========               =========               =========

See accompanying notes to consolidated financial statements.

Mueller Industries, Inc.
Consolidated Statements Stockholders' Equity (continued)
Years Ended December 29, 2007, December 30, 2006, and December 31, 2005

(In thousands)
                                                     2007                    2006                    2005
                                              Shares      Amount      Shares      Amount      Shares      Amount
Treasury stock:
Balance at beginning of year                   3,067    $  (67,034)    3,448    $  (74,967)   3,702     $  (80,268)
Issuance of shares under
  incentive stock option plans                   (57)        1,229      (414)        9,025     (283)         5,852
Repurchase of common stock                         2           (54)       33        (1,092)      29           (551)
                                             -------     ---------   -------     ---------   ------      ---------
Balance at end of year                         3,012    $  (65,859)    3,067    $  (67,034)   3,448     $  (74,967)
                                             =======     =========   =======     =========   ======      =========

Total comprehensive income:
Net income                                              $  115,475              $  148,869              $   92,542
Other comprehensive income (loss)                           19,305                  24,531                 (11,933)
                                                         ---------               ---------               ---------
Total comprehensive income                              $  134,780              $  173,400              $   80,609
                                                         =========               =========               =========


See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

     The principal business of Mueller Industries, Inc. is the manufacture and sale of copper tube and fittings; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic pipe, fittings and valves; steel nipples; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies. The Company also resells imported brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products. The Company markets its products to the HVAC, plumbing, refrigeration, hardware, and other industries. Mueller's operations are located throughout the United States and in Canada, Mexico, Great Britain, and China.

Principles of Consolidation

     The Consolidated Financial Statements include the accounts of Mueller Industries, Inc. and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority interest represents a separate private ownership of 49.5 percent of Jiangsu Mueller-Xingrong Copper Industries Limited (Mueller-Xingrong), 25 percent of Ruby Hill Mining Company, and 19 percent of Richmond-Eureka Mining Company, which was sold in 2007. Prior to its sale in 2006, the Company accounted for its minority investment in Conbraco Industries, Inc. (Conbraco) on the equity method.

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

Cash Equivalents

     Temporary investments with original maturities of three months or less are considered to be cash equivalents. These investments are stated at cost. At December 29, 2007 and December 30, 2006, temporary investments consisted of money market mutual funds, commercial paper, bank repurchase agreements, and U.S. and foreign government securities totaling $282.5 million and $182.8 million, respectively.

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

Inventories

     The Company's inventories are valued at the lower of cost or market. The material component of its U.S. copper tube and copper fittings inventories is valued on a last-in, first-out (LIFO) basis. Other manufactured inventories, including the non-material components of U.S. copper tube and copper fittings, are valued on a first-in, first-out (FIFO) basis. Certain inventories purchased for resale are valued on an average cost basis. Inventory costs include material, labor costs, and manufacturing overhead.

     Elements of cost in finished goods inventory in addition to the cost of material include depreciation, amortization, utilities, consumable production supplies, maintenance, production, wages and transportation costs. In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs," which specifies that certain abnormal costs must be recognized as current period charges. This Statement, which was effective for inventory costs incurred after September 1, 2005, did not materially affect the Company's results of operations or financial position.

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

     The Company evaluates the carrying value of property, plant, and equipment whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations. If an impairment exists, the net book values are reduced to fair values as warranted.

Goodwill

     Goodwill represents cost in excess of fair values assigned to the underlying net assets of acquired businesses. Under SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is subject to impairment testing which compares carrying values to fair values and, when appropriate, the carrying value of these assets is required to be reduced to fair value. The Company performs its annual impairment assessment as of the first day of the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. For testing purposes, the Company uses components of its reporting segments; components of a segment having similar economic characteristics are combined. No impairment loss resulted from the 2006 or 2005 annual tests performed under SFAS No. 142; however, as discussed in
Note 4, an impairment charge was recognized in 2007. There can be no assurance that additional goodwill impairment will not occur in the future. Prior to the adoption of SFAS No. 142, the Company amortized goodwill. Accumulated amortization totaled $13.4 million at December 29, 2007 and at December 30, 2006.

Self-Insurance Accruals

     The Company is primarily self-insured for workers' compensation claims and benefits paid under employee health care programs. Accruals are primarily based on estimated undiscounted cost of claims, which includes incurred but not reported claims, and are classified as accrued wages and other employee costs.

Environmental Reserves and Environmental Expenses

     The Company recognizes an environmental liability when it is probable the liability exists and the amount is reasonably estimable. The Company estimates the duration and extent of its remediation obligations based upon reports of outside consultants, internal analyses of clean-up costs, ongoing monitoring costs, and estimated legal fees, communications with regulatory agencies, and changes in environmental law. If the Company were to determine that its estimates of the duration or extent of its environmental obligations were no longer accurate, the Company would adjust its environmental liabilities accordingly in the period that such determination is made. Estimated future expenditures for environmental remediation are not discounted to their present value. Accrued environmental liabilities are not reduced by potential insurance reimbursements.

     Environmental expenses that relate to ongoing operations are included as a component of cost of goods sold. Environmental expenses related to certain non-operating properties are included in other income, net on the Consolidated Statements of Income.

Earnings Per Share

     Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options calculated using the treasury stock method. Approximately 683,000 and 330,000 stock options were excluded from the computation of diluted earnings per share at December 29, 2007 and December 30, 2006, respectively, as the options' exercise price was higher than the average market price of the Company's stock.

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

     The Company provides for uncertain tax positions and the related interest and penalties, if any, based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 29, 2007, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company's effective tax rate in a given financial statement period may be affected.

Taxes Collected from Customers and Remitted to Governmental Authorities

     Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between the Company and its customers, primarily value added taxes in foreign jurisdictions, are accounted for on a net (excluded from revenues and costs) basis.

Stock-Based Compensation

     Effective January 1, 2006, the Company adopted SFAS No. 123 (R), "Share-Based Payment," and began recognizing compensation expense in its Consolidated Statements of Income as a selling, general, and administrative expense for its stock option grants based on the fair value of the awards. Prior to January 1, 2006, the Company accounted for stock option grants under the recognition and measurement provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." No stock-based compensation expense was reflected in net income prior to adopting SFAS No. 123 (R) as all options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Derivative Instruments and Hedging Activities

     The Company has utilized forward contracts to manage the volatility related to purchases of copper and natural gas, and certain transactions denominated in foreign currencies. In addition, the Company has reduced its exposure to increases in interest rates by entering into an interest rate swap contract. These contracts have been designated as cash flow hedges.
The Company has also utilized forward contracts to protect the value of its copper inventory on hand through a fair value hedge. The Company accounts for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Gains and losses recognized by the Company related to the ineffective portion of its hedging instruments, as well as gains and losses related to the portion of the hedging instruments excluded from the assessment of hedge effectiveness, were not material to the Company's Consolidated Financial Statements. Should these contracts no longer meet hedge criteria in accordance with SFAS No. 133, either through lack of effectiveness or because the hedged transaction is not probable of occurring, all deferred gains and losses related to the hedge will be immediately reclassified from accumulated other comprehensive income into earnings.

     At December 29, 2007, the Company held open forward contracts to purchase approximately $11.5 million of copper over the next twelve months related to fixed-price sales orders.

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

Fair Value of Financial Instruments

     The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments. Primarily using market yields, the fair value of the Company's debt instruments were estimated to be $329.2 million and $320.7 million at December 29, 2007 and December 30, 2006, respectively. The fair value of the Company's interest rate swap contract was less than $0.1 million at December 29, 2007 and December 30, 2006. This value represents the estimated amount the Company would need to pay if the contract was terminated before maturity, principally resulting from market interest rate decreases. The fair value of committed forward contracts to purchase copper was $(0.1) million and $(0.6) million, respectively at December 29, 2007 and December 30, 2006. The Company estimates the fair value of contracts by obtaining quoted market prices.

     Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Foreign Currency Translation

     For foreign subsidiaries, the functional currency is the local currency. Balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included in stockholders' equity as a component of accumulated other comprehensive income. Included in the Consolidated Statements of Income were transaction gains of $2.0 million for 2007 and losses of $0.4 million and $0.5 million in 2006 and 2005, respectively.

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the Company's Consolidated Financial Statements.

     In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations." The purpose of issuing the statement is to replace current guidance in SFAS No. 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS No. 141 (R) from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS No. 141 (R) will be effective for fiscal years beginning after December 15, 2008.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of stockholders' equity, (ii) that net income attributable to the parent and the noncontrolling interest be separately identified in the Consolidated Statements of Income, (iii) that changes in a parent's ownership interest while the parent retains the controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented.

Reclassifications

     Certain amounts in the 2005 Consolidated Statement of Cash Flows have been reclassified to conform to the current year presentation.

General

     The Company's fiscal years ended December 29, 2007 and December 30, 2006 contained 52 weeks while the year ended December 31, 2005 contained 53 weeks.


Note 2 - Inventories

(In thousands)
                                                        2007           2006
Raw material and supplies                          $    47,568    $    48,265
Work-in-process                                         37,350         40,209
Finished goods                                         191,132        188,457
Valuation reserves                                      (7,018)       (18,284)
                                                    ----------     ----------
Inventories                                        $   269,032    $   258,647
                                                    ==========     ==========

     Inventories valued using the LIFO method totaled $25.2 million at December 29, 2007 and $32.6 million at December 30, 2006. At December 29, 2007 and December 30, 2006, the approximate FIFO cost of such inventories was $116.3 million and $143.1 million, respectively. During 2007 inventory quantities valued using the LIFO method declined which resulted in liquidation of LIFO inventory layers. Additionally, the Company records certain inventories purchased for resale on an average cost basis. The values of those inventories were $59.6 million and $65.5 million at the end of 2007 and 2006, respectively.

     The effect of liquidation of LIFO layers decreased cost of sales by approximately $10.0 million, or 17 cents per diluted share after tax.
During 2007 and 2006 certain inventories and firm commitments to purchase inventories were written down to the lower of cost or market. The write down of approximately $2.7 million, or 5 cents per diluted share after tax, and $14.2 million, or 26 cents per diluted share after tax, during 2007 and 2006, respectively, resulted from the open market price of copper falling below the inventories' net book value.

     At December 29, 2007 the FIFO value of inventory consigned to others was $20.5 million compared with $3.9 million at the end of 2006.

Note 3 - Property, Plant, and Equipment, Net

(In thousands)
                                                        2007           2006
Land and land improvements                         $    13,477    $    12,481
Buildings                                              108,621        101,046
Machinery and equipment                                565,371        535,373
Construction in progress                                11,005         15,430
                                                    ----------     ----------
                                                       698,474        664,330
Less accumulated depreciation                         (390,091)      (349,266)
                                                    ----------     ----------
Property, plant, and equipment, net                $   308,383    $   315,064
                                                    ==========     ==========


Note 4 - Goodwill

     The changes in the carrying amount of goodwill were as follows:

(In thousands)
                                        Plumbing &
                                       Refrigeration      OEM
                                          Segment        Segment        Total
Balance at December 31, 2005            $  143,318    $    8,853    $  152,171
Goodwill resulting from
  acquisitions during the year                   -         1,118         1,118
Foreign currency translation adjustment      2,364             -         2,364
                                         ---------     ---------     ---------
Balance at December 30, 2006               145,682         9,971       155,653
Impairment charge                           (2,756)            -        (2,756)
Foreign currency translation adjustment        366             -           366
                                         ---------     ---------     ---------
Balance at December 29, 2007            $  143,292    $    9,971    $  153,263
                                         =========     =========     =========

     During its required annual assessment of goodwill in 2007, the Company revised the projected future cash flows as well as other estimates and assumptions related to its Mexican Operations. Based upon the changes in discounted future cash flows, the Company recognized an impairment charge of $2.8 million reducing the carrying value of the business.

Note 5 - Long-Term Debt

(In thousands)
                                                        2007           2006
6% Subordinated Debentures, due 2014               $   297,688    $   297,688
2001 Series IRBs with interest at
  6.16%, due 2011 through 2021                          10,000         10,000
Mueller-Xingrong line of credit with
  interest at 6.48%, due 2008                           46,627         27,737
Other, including capitalized lease obligations             166          8,727
                                                    ----------     ----------
                                                       354,481        344,152
Less current portion of long-term debt                 (72,743)       (35,998)
                                                    ----------     ----------
Long-term debt                                     $   281,738    $   308,154
                                                    ==========     ==========

     On October 26, 2004, as part of a Special Dividend, the Company issued $299.5 million in principal amount of its 6% Subordinated Debentures (the Debentures) due November 1, 2014. Interest on the Debentures is payable semi-annually on May 1 and November 1. The Company may repurchase the Debentures through open market transactions or through privately negotiated transactions. During 2006 the Company repurchased, through open market transactions, and extinguished $1.8 million in principal amount of its Debentures. Subsequent to year-end, the Company repurchased, through a privately negotiated transaction, and extinguished $25.5 million in principal amount of the Debentures. As such, this amount is classified as current at December 29, 2007. The Debentures may be redeemed in whole at any time or in part from time to time at the option of the Company at the following redemption price (expressed as a percentage of principal amount) plus any accrued but unpaid interest to, but excluding, the redemption date:

If redeemed during the 12-month period beginning October 26,
         Year                                          Redemption Price
         2007                                           102%
         2008                                           101
         2009 and thereafter                            100


     On December 1, 2006, the Company executed a Credit Agreement (the Agreement) with a syndicate of banks establishing an unsecured $200 million revolving credit facility (the Credit Facility) which matures December 1, 2011. Borrowings under the Credit Facility bear interest, at the Company's option, at LIBOR plus a variable premium or the greater of Prime or the Federal Funds rate plus 0.5 percent. LIBOR advances may be based upon the one, two, three, or six-month LIBOR. The variable premium over LIBOR is based on certain financial ratios, and can range from 27.5 to 67.5 basis points. At December 29, 2007, the premium was 40.0 basis points.

Additionally, a facility fee is payable quarterly on the total commitment and varies from 10.0 to 20.0 basis points based upon the Company's capitalization ratio. Availability of funds under the Credit Facility is reduced by the amount of certain outstanding letters of credit, which are used to secure the Company's payment of insurance deductibles and certain retiree health benefits, totaling approximately $9.8 million at December 29, 2007. Terms of the letters of credit are generally one year but are renewable annually as required. There were no borrowings outstanding as of December 29, 2007.

     Borrowings under the Agreement require the Company, among other things, to meet certain minimum financial ratios. At December 29, 2007, the Company was in compliance with all debt covenants.

     On April 4, 2006, Mueller-Xingrong entered into a Credit Agreement with a syndicate of four banks establishing a secured RMB 320 million, or $39.9 million, revolving working capital facility with a maturity date of April 2007. On April 4, 2007, Mueller-Xingrong renewed and amended this facility (the Amended JV Credit Facility). The Amended JV Credit Facility is a secured RMB 450 million, or $60.76 million, revolving working capital facility which matures in April 2008. Borrowings under the Amended JV Credit Facility are secured by the real property and equipment of Mueller-Xingrong and bear interest at 95 percent of the latest base-lending rate published by the Peoples Banks of China (6.16% at year-end).

     Aggregate annual maturities of the Company's debt are $72.7 million in 2008, $0.8 million in 2011, $1.0 million in 2012, and $280.0 million thereafter. Interest paid in 2007, 2006, and 2005 was $20.0 million, $20.4 million, and $19.0 million, respectively. No interest was capitalized in 2007, 2006, or 2005.


Note 6 - Stockholders' Equity

     On October 26, 2004, the Company distributed a Special Dividend consisting of $6.50 in cash and $8.50 in principal amount of the Company's 6% Subordinated Debentures due 2014 for each share of Common Stock. Additionally, the Company paid regular quarterly cash dividends of 10 cents per share per quarter in 2007, 2006 and 2005.

     The Company's Board of Directors has authorized the repurchase, until October 2008, of up to 10 million shares of the Company's Common Stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. Through December 29, 2007, the Company had repurchased approximately 2.4 million shares under this authorization.

Components of accumulated other comprehensive income are as follows:

(In thousands)
                                                        2007           2006
Cumulative foreign currency translation adjustment $    29,920    $    25,314
Unrecognized prior service cost, net of income tax        (620)          (856)
Unrecognized actuarial net gain (loss),
  net of income tax                                      2,596        (11,582)
Unrealized derivative losses, net of income tax            (88)          (373)
                                                    ----------     ----------
Accumulated other comprehensive income             $    31,808    $    12,503
                                                    ==========     ==========

     The Company adopted the recognition and disclosure provisions of SFAS
No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS No. 158) on December 30, 2006. Pursuant to the adoption of SFAS No. 158, unrecognized prior service costs and actuarial gains and losses are recognized in accumulated other comprehensive income, net of tax.

     During 2007, the increase in cumulative foreign currency translation adjustment relates to (i) the increase in value of the Chinese renmimbi of
6.0 percent, (ii) the increase in value of British pound sterling of approximately 1.9 percent, and (iii) the tax effect of certain intercompany transactions of approximately $0.3 million.

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


Note 7 - Income Taxes

     The components of income from continuing operations before income taxes were taxed under the following jurisdictions:

(In thousands)
                                            2007          2006          2005
Domestic                                $  168,936    $  188,919    $  114,735
Foreign                                     14,345        14,660         9,470
                                         ---------     ---------     ---------
Income from continuing operations
   before income taxes                  $  183,281    $  203,579    $  124,205
                                         =========     =========     =========

     Income tax expense attributable to continuing operations consists of the following:

(In thousands)
                                            2007          2006          2005
Current tax (benefit) expense:
   Federal                              $   62,215    $   69,119    $   42,811
   Foreign                                   3,735         5,460           499
   State and local                          (1,238)         (530)        1,233
                                         ---------     ---------     ---------
Current tax expense                         64,712        74,049        44,543
                                         ---------     ---------     ---------
Deferred tax (benefit) expense:
   Federal                                   2,379       (10,544)       (7,570)
   Foreign                                   7,061        (4,504)         (280)
   State and local                          (6,346)       (4,291)       (1,706)
                                         ---------     ---------     ---------
Deferred tax (benefit) expense               3,094       (19,339)       (9,556)
                                         ---------     ---------     ---------
Income tax expense                      $   67,806    $   54,710    $   34,987
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

     The difference between the reported income tax expense and a tax determined by applying the applicable U.S. federal statutory income tax rate to income from continuing operations before income taxes is reconciled as follows:

(In thousands)
                                            2007          2006          2005
Expected income tax expense             $   64,148    $   71,253    $   43,471
State and local income tax,
  net of federal benefit                     6,497         1,947          (813)
Effect of foreign statutory rates
  different from U.S. and other
  foreign adjustments                        1,171        (2,163)         (975)
Valuation allowance changes                 (1,920)       (7,663)       (1,962)
Adjustment for correction of prior
  year tax provision                         2,239             -        (2,862)
U.S. production activities deduction        (3,150)       (2,355)       (1,015)
Tax contingency changes                     (1,449)       (5,633)         (431)
Other, net                                     270          (676)         (426)
                                         ---------     ---------     ---------
Income tax expense                      $   67,806    $   54,710    $   34,987
                                         =========     =========     =========

     A foreign income tax holiday for Mueller-Xingrong is in effect for 2006 and 2007, resulting in an immaterial tax benefit for 2007 and a $0.9 million tax benefit in 2006, or 2 cents per diluted share. For 2008 through 2010, the foreign jurisdiction will impose a reduced tax rate.

     During 2007, the Company reduced its total valuation allowance by $1.9 million, or 5 cents per diluted share. This net reduction included a reduction of $10.7 million primarily from a change in the estimate of the utilization of various state income tax attributes in future years, offset by increases in the valuation allowance related to the reduction in anticipated utilization in future years of various other tax attributes. These estimates are highly subjective and could be affected by changes in business conditions and other factors. Changes in any of these factors could have a material impact on future income tax expense.

     During 2006, the Company recorded a benefit of $7.7 million, or 21 cents per diluted share, related to the reduction in the valuation allowance. The Company recognized $29.0 million in gross deferred tax assets, related to state income tax credits and NOL carryforwards. The gross deferred tax asset was reduced by a valuation allowance of $24.9 million, for a net benefit of $4.1 million. The remaining amount pertains primarily to a reduction of the valuation allowance associated with various foreign tax attributes. During 2005, the Company recorded a benefit of $2.0 million, or 5 cents per diluted share, primarily related to the reduction in the valuation allowance related to foreign NOL carryforwards.

     Included in income tax expense for 2007 is an adjustment of $2.2 million, or 6 cents per diluted share, resulting from a correction of the prior years' deferred income tax provision related to U.S. pension plans. The effect of this correction is not material to the current period or any prior period presented. The 2005 adjustment of $2.9 million, or 8 cents per diluted share, to correct the prior years' income tax provision is immaterial to the results of operations and financial condition for 2005 as well as the prior affected years.

     At the beginning of fiscal 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies accounting for income taxes under SFAS No. 109 by prescribing a minimum recognition threshold that a tax position must meet in order for a benefit for the position to be recognized in the financial statements. As a result of the adoption, the Company recorded an adjustment of approximately $2.2 million to reduce the opening balance of retained earnings, and $3.5 million of federal income tax benefits associated with state tax uncertainties, which had been used to reduce the tax contingency liability in prior periods, were reclassified to deferred income taxes on the Company's Consolidated Balance Sheet. At adoption, the Company's unrecognized tax benefits totaled $11.8 million.

     The following table summarizes the activity related to our unrecognized tax benefits:

(In thousands)
Balance at December 31, 2006                       $    11,792
Increases related to prior year tax positions            5,800
Increases related to current year tax positions            316
Decreases related to prior year tax positions           (4,500)
Decreases due to lapses in statutes of limitations      (2,076)
                                                    ----------
Balance at December 29, 2007                       $    11,332
                                                    ==========

     Federal income tax benefits associated with state tax uncertainties and interest on federal tax uncertainties are recorded as a deferred asset. At the date of adoption, this asset totaled $3.5 million and decreased to $2.5 million during 2007. Of the $11.3 million of unrecognized tax benefits, approximately $9.3 million, net of any applicable federal benefit, would affect the effective tax rate, if recognized. Due to ongoing federal and state income tax audits and potential lapses of the statutes of limitations in various taxing jurisdictions, it is reasonably possible that this reserve may change in the next twelve months by up to $5.4 million.

     The Company includes interest and penalties related to income tax matters as a component of income tax expense. Cumulative potential interest and penalties accrued related to unrecognized tax benefits at the date of adoption totaled $3.2 million. During 2007, the reduction to tax expense related to penalties and interest, without consideration of any applicable federal benefit, was $1.3 million, or 4 cents per diluted share, bringing the cumulative potential interest and penalty accrual related to unrecognized tax benefits to $1.9 million.

     During 2006, the Internal Revenue Service concluded an examination of the Company's federal income tax returns for years 2002 and 2003. The Company's 2005 federal income tax return will be examined by the Internal Revenue Service during 2008. The Company is also under current examination by various state taxing authorities for tax periods from 2002 through 2005. While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates. The statute of limitations is still open for the Company's federal tax return and most state income tax returns for the 2004 return and all subsequent years. The statutes of limitations for some state and foreign returns are also open for some earlier tax years due to ongoing audits and differing statute periods.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In thousands)
                                                        2007           2006
Deferred tax assets:
  Accounts receivable                              $     1,692    $     2,560
  Inventories                                            6,348          8,184
  OPEB and accrued items                                14,393         12,692
  Pension                                                    -          6,820
  Other reserves                                         9,098          7,358
  Interest                                               3,741          3,560
  Federal and foreign tax attributes                     8,137          7,155
  State tax attributes, net of federal benefit          25,240         29,037
  Other                                                  1,341          1,880
                                                    ----------     ----------
Total deferred tax assets                               69,990         79,246
Less valuation allowance                               (22,980)       (24,900)
                                                    ----------     ----------
Deferred tax assets, net of
  valuation allowance                                   47,010         54,346
                                                    ----------     ----------
Deferred tax liabilities:
  Property, plant, and equipment                        61,969         66,792
  Foreign withholding tax                                1,958          1,658
  Pension                                                6,888              -
  Other                                                    754          3,919
                                                    ----------     ----------
Total deferred tax liabilities                          71,569         72,369
                                                    ----------     ----------
Net deferred tax liability                         $   (24,559)   $   (18,023)
                                                    ==========     ==========

     As a result of the Company's acquisition of Extruded Metals, Inc. during the first quarter of 2007, deferred tax assets were increased by a net purchase accounting adjustment of $1.2 million. Significant items included a $2.4 million deferred tax liability for a prepaid pension asset and a $2.6 million deferred tax asset related to postretirement obligations.

     As of December 29, 2007, after consideration of the federal benefit, the Company had state income tax credit carryforwards of $1.3 million with various expirations through 2017, and other state income tax credit carryforwards of $21.8 million with unlimited lives. The Company has recorded a tax benefit of $2.1 million with respect to state NOL carryforwards, expiring between 2008 and 2025. The state tax credit and NOL carryforwards are offset by valuation allowances totaling $14.2 million. Additionally, the Company had federal and foreign tax attributes of $8.1 million, most of which expire from 2013 to 2015, which were offset by valuation allowances of $5.0 million. Other foreign deferred tax assets were offset by valuation allowances of $3.8 million.

     Income taxes paid were approximately $62.3 million in 2007, $73.2 million in 2006, and $34.5 million in 2005.


Note 8 - Other Current Liabilities

     Included in other current liabilities were accrued discounts and allowances of $49.2 million at December 29, 2007 and $51.1 million at December 30, 2006, and taxes payable of $11.2 million at December 29, 2007 and $14.8 million at December 30, 2006.


Note 9 - Employee Benefits

     The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees. In August 2006, the Pension Protection Act of 2006 was passed. The effect of this legislation on the Company's pension plans was not material.

     During 2007, the Company assumed certain pension and postretirement obligations totaling $25.3 million and $7.5 million, respectively, and pension trust assets of $32.2 million in the acquisition of Extruded Metals, Inc. Net periodic benefit income with respect to the acquired pension plan was $0.6 million and the net periodic benefit cost with respect to the acquired postretirement plan was $0.6 million in 2007.

     On December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status of its pension and postretirement plans in the Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains and losses and unrecognized prior service costs remaining from the application of SFAS No. 87, "Employers' Accounting for Pensions" (SFAS No. 87) all of which were previously netted against the plans' funded status in the Company's Consolidated Balance Sheet pursuant to the provisions of SFAS No. 87. These amounts are recognized as net periodic benefit cost pursuant to the Company's historical accounting policy for amortizing such amounts. Actuarial gains and losses that are not recognized as net periodic benefit cost in the same periods are recognized as a component of other comprehensive income. Those amounts are recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

     The adoption of the provisions of SFAS No. 158 resulted in a decrease in other assets of $1.2 million, an increase in pension liabilities of $0.2 million, an increase in postretirement benefits other than pensions of $3.3 million, an increase in deferred tax assets of $1.5 million, and a decrease to accumulated other comprehensive income of $3.2 million. The adoption of SFAS No. 158 had no effect on the Company's Consolidated Statement of Income for the year ended December 30, 2006, or for any prior period presented, and it will not affect the Company's operating results in future periods. Had the Company not been required to adopt SFAS No. 158 at December 30, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional liability in 2006 before the adoption of SFAS No. 158 is presented in the Consolidated Statement of Stockholders' Equity.

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and the fair value of the plans' assets for 2007 and 2006, and a statement of the plans' aggregate funded status as of December 29, 2007 and December 30, 2006:

(In thousands)
                                 Pension Benefits          Other Benefits
                                2007         2006         2007         2006
Change in benefit
  obligation:
   Obligation at
      beginning of year      $ 165,438    $ 149,773    $  11,432    $  11,599
   Service cost                  2,410        2,104        1,897            7
   Interest cost                 9,775        8,419        1,129          641
   Participant contributions       533          549            -            -
   Business acquisitions        25,237            -        7,477            -
   Actuarial (gain) loss       (14,986)       3,351       (1,046)         108
   Benefit payments             (9,464)      (7,191)      (1,197)        (923)
   Curtailment                       -            -         (256)           -
   Settlement                     (165)        (373)           -            -
   Foreign currency
      translation adjustment     1,453        8,806            2            -
                              --------     --------     --------     --------
Obligation at end of year    $ 180,231    $ 165,438    $  19,438    $  11,432
                              ========     ========     ========     ========
Change in fair value
  of plan assets:
   Fair value of plan
      assets at beginning
      of year                $ 153,042    $ 134,294    $       -    $       -
   Actual return on
      plan assets               19,270       17,169            -            -
   Employer contributions        2,610        2,343        1,197          923
   Participant contributions       533          549            -            -
   Business acquisitions        32,173            -            -            -
   Benefit payments             (9,464)      (7,191)      (1,197)        (923)
   Settlement                     (165)        (379)           -            -
   Foreign currency
      translation adjustment     1,063        6,257            -            -
                              --------     --------     --------     --------
Fair value of plan assets
  at end of year             $ 199,062    $ 153,042    $       -    $       -
                              ========     ========     ========     ========

(In thousands)
                                 Pension Benefits          Other Benefits
                                2007         2006         2007         2006
Funded status:
   Funded (underfunded)
      status at end of year  $  18,831    $ (12,396)   $ (19,438)   $ (11,432)
   Amounts recognized in
      accumulated other
      comprehensive income:
      Unrecognized net
      actuarial (gain) loss     (7,523)      13,426        2,011        3,231
      Unrecognized prior
      service cost                 936        1,247           47          111
                              --------     --------     --------     --------
Total recognized in
   accumulated other
   comprehensive income         (6,587)      14,673        2,058        3,342
                              --------     --------     --------     --------
Net amount recognized        $  12,244    $   2,277    $ (17,380)   $  (8,090)
                              ========     ========     ========     ========

     The Company sponsors one pension plan in the U.K. which comprises 41 percent of the above benefit obligation and 31 percent of the above plan assets as of December 29, 2007.

     As of December 29, 2007, $(0.3) million of the actuarial net gain and $0.3 million of the prior service cost will, through amortization, be recognized as components of net periodic benefit cost in 2008.

     Pursuant to the provisions of SFAS No. 158, the aggregate statuses of all overfunded plans are recognized as an asset and the aggregate statuses of all underfunded plans are recognized as a liability in the Consolidated Balance Sheets. The amounts recognized as a liability are classified as current or long-term on a plan-by-plan basis. Liabilities are classified as current to the extent the actuarial present value of benefits payable within the next 12 months exceed the fair value of plan assets, with all remaining amounts being classified as long-term. The total funded status of the plans was recognized in the Consolidated Balance Sheet as follows as of December 29, 2007 and December 30, 2006:

(In thousands)
                                 Pension Benefits          Other Benefits
                                2007         2006         2007         2006
Long-term asset              $  32,547    $   7,279    $       -   $       -
Current liability                    -            -       (1,729)       (924)
Long-term liability            (13,716)     (19,675)     (17,709)    (10,508)
                              --------     --------     --------    --------

Total funded (underfunded)
  status                     $  18,831    $ (12,396)   $ (19,438)  $ (11,432)
                              ========     ========     ========    ========

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with benefit obligations in excess of plan assets were $77.5 million, $74.6 million, and $63.8 million, respectively, as of December 29, 2007, and $78.1 million, $75.2 million, and $58.3 million, respectively, as of December 30, 2006.

     The components of net periodic benefit cost (income) are as follows:

(In thousands)
                                            2007          2006          2005
Pension benefits:
   Service cost                         $    2,410    $    2,104    $    2,150
   Interest cost                             9,775         8,419         8,095
   Expected return on
      plan assets                          (13,672)      (10,619)       (9,711)
   Amortization of prior
      service cost                             311           373           372
   Amortization of net loss                    622         1,112           919
   Effect of curtailment and
      settlements                               59           704            25
                                         ---------     ---------     ---------
Net periodic benefit (income) cost      $     (495)   $    2,093    $    1,850
                                         =========     =========     =========
Other benefits:
   Service cost                         $    1,897    $        7    $        7
   Interest cost                             1,129           641           632
   Amortization of prior
      service cost                               2             8             8
   Amortization of net loss                    175           179           130
   Effect of curtailment                      (194)            -             -
                                         ---------     ---------     ---------
Net periodic benefit cost               $    3,009    $      835    $      777
                                         =========     =========     =========

     During 2007, the Company ceased postretirement life insurance benefits for employees of certain locations, resulting in a curtailment gain of $0.2 million. During 2006, the Company amended a collective bargaining agreement which froze the accrual of future benefits related to one of its pension plans. This resulted in a curtailment loss of $0.6 million during the period.

     Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10 percent of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

     The weighted average assumptions used in the measurement of the Company's benefit obligations are as follows:

                                 Pension Benefits          Other Benefits
                                2007         2006         2007         2005
   Discount rate                6.18%        5.40%        6.21%        5.75%
   Expected return
      on plan assets            8.01%        7.83%        N/A          N/A
   Rate of compensation
      increases                 4.43%        4.00%        5.04%        N/A

     The weighted average assumptions used in the measurement of the Company's net periodic benefit cost are as follows:

                                    Pension Benefits         Other Benefits
                                  2007    2006    2005    2007    2006    2005
   Discount rate                 5.40%   5.59%   5.91%   5.75%   6.00%   6.00%
   Expected return
      on plan assets             7.83%   7.94%   8.06%    N/A     N/A     N/A
   Rate of compensation
      increases                  4.00%   4.00%   4.50%    N/A     N/A     N/A

     Two pension plans and all Mexican postemployment plans use the rate of compensation increase in its benefit formula. All other pension plans are based on length of service. The measurement date for the majority of the plans is November 30.

     The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to range from 6.2 to 11 percent for 2007, gradually decrease to 5 percent for 2013, and remain at that level thereafter. The health care cost trend rate assumption could have a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation by $1.8 million and the service and interest cost components of net periodic postretirement benefit costs by $0.1 million for 2007. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation and the service and interest cost components of net periodic postretirement benefit costs for 2007 by $1.6 million and $0.1 million, respectively.

     The weighted average asset allocation of the Company's pension fund assets are as follows:

Asset Category                                          Pension Plan Assets
                                                        2007           2006
Equity securities (includes equity index funds)          62%            78%
Fixed income securities                                   6              7
Cash and equivalents                                     24              5
Alternative investments                                   8             10
                                                    -------        -------
                                                        100%           100%
                                                    =======        =======

     At December 29, 2007, the Company's target allocation, by asset category, of assets of its defined benefit pension plans is: (i) equity securities, including equity index funds - at least 60 percent; (ii) fixed income securities - not more than 25 percent; and (iii) alternative investments - not more than 20 percent.

     The Company's pension plan obligations are long-term and, accordingly, the plan assets are invested for the long-term. The Company believes that a diversified portfolio of equity securities (both actively managed and index funds) and private equity funds have an acceptable risk-return profile that, over the long-term, is better than fixed income securities. Consequently, the pension plan assets are heavily weighted to equity investments. Plan assets are monitored periodically. Based upon results, investment managers and/or asset classes are redeployed when considered necessary. Expected rates of return on plan assets were determined based on historical market returns giving consideration to the composition of each plan's portfolio. None of the plans' assets are expected to be returned to the Company during the next fiscal year.

     The plans' assets do not include investment in securities issued by the Company. The Company expects to contribute approximately $2.4 million to its pension plans and $1.7 million to its other postretirement benefit plans in 2008. The Company expects future benefits to be paid from the plans as follows:

(In thousands)
                                                      Pension         Other
                                                      Benefits       Benefits
2008                                               $    10,442    $     1,730
2009                                                    10,452          1,783
2010                                                    10,440          1,841
2011                                                    10,786          1,893
2012                                                    11,550          1,937
2013-2017                                               60,726          7,608
                                                    ----------     ----------
Total                                              $   114,396    $    16,792
                                                    ==========     ==========

     Subsequent to year-end, effective January 1, 2008, the Company merged several of its U.S. pension plans into one plan, the Mueller Pension Plan. As part of the merger, the Company also consolidated all the pension assets into one master trust. None of the benefits historically provided by the plans were changed as a result of the merger.

     The Company sponsors voluntary employee savings plans that qualify under Section 401(k) of the Internal Revenue Code of 1986. Compensation expense for the Company's matching contribution to the 401(k) plans was $2.5 million in 2007, $2.4 million in 2006, and $2.2 million in 2005. The Company's match is a cash contribution. Participants direct the investment of their account balances by allocating among a range of asset classes including mutual funds (equity, fixed income, and balanced funds), and money market funds. The plans do not offer direct investment in securities issued by the Company.

     In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the Act) was enacted. The Act mandates a method of providing for postretirement benefits to UMWA current and retired employees, including some retirees who were never employed by the Company. In October 1993, beneficiaries were assigned to the Company and the Company began its mandated contributions to the UMWA Combined Benefit Fund, a multiemployer trust. Beginning in 1994, the Company was required to make contributions for assigned beneficiaries under an additional multiemployer trust created by the Act, the UMWA 1992 Benefit Plan. The ultimate amount of the Company's liability under the Act will vary due to factors which include, among other things, the validity, interpretation, and regulation of the Act, its joint and several obligation, the number of valid beneficiaries assigned, and the extent to which funding for this obligation will be satisfied by transfers of excess assets from the 1950 UMWA pension plan and transfers from the Abandoned Mine Reclamation Fund. Nonetheless, the Company believes it has an adequate reserve for this liability, which totaled $4.4 million in 2007 and $6.1 million in 2006.

     The Company makes contributions to certain multiemployer defined benefit pension plan trusts that cover union employees based on collective bargaining agreements. Contributions by employees are not required nor are they permitted. Pension expense under the multiemployer defined benefit pension plans was $1.0 million in 2007, $0.9 million for 2006, and $0.7 million for 2005.


Note 10 - Commitments and Contingencies

Environmental

     The Company is subject to environmental standards imposed by federal, state, local, and foreign environmental laws and regulations. For non-operating properties, the Company has provided and charged to income $0.7 million in 2007, $0.6 million in 2006, and $0.6 million in 2005 for pending environmental matters. The basis for the provision is updated information and results of ongoing remediation and monitoring programs. Environmental reserves total $8.9 million in 2007 and in 2006. These estimated future costs, which will be funded in future years as remediation programs progress, are not discounted to their present value, and are not reduced by potential insurance reimbursements. Management believes that the outcome of pending environmental matters will not materially affect the financial position or results of operations of the Company.

Copper Tube Antitrust Litigation

     The Company is named as a defendant in several pending litigations (the Copper Tube Actions) brought by direct and indirect purchasers of various forms of copper tube. The Copper Tube Actions allege anticompetitive activities with respect to the sale of copper plumbing tubes and/or copper tubes used in, among other things, the manufacturing of air-conditioning and refrigeration units. All of the Copper Tube Actions seek monetary and other relief. Although the Company believes that the claims for relief in the Copper Tube Actions are without merit, due to the procedural stage of the Copper Tube Actions, the Company is unable to determine the likelihood of a materially adverse outcome in the Copper Tube Actions or the amount or range of a potential loss in the Copper Tube Actions.

Employment Litigation

     On June 1, 2007, the Company filed a lawsuit in the Circuit Court of Dupage County, Illinois against Peter D. Berkman and Jeffrey A. Berkman, former executives of the Company and B&K Industries, Inc. (B&K), a wholly owned subsidiary of the Company, relating to their alleged breach of fiduciary duties and contractual obligations to the Company through, among other things, their involvement with a supplier of B&K during their employment with B&K. The lawsuit alleges appropriation of corporate opportunities for personal benefit, failure to disclose competitive interests or other conflicts of interest, and unfair competition, as well as breach of employment agreements in connection with the foregoing. The lawsuit seeks compensatory and punitive damages, and other appropriate relief. In August, the defendants filed an answer to the complaint admitting Peter Berkman had not sought authorization to have an ownership interest in a supplier, and a counterclaim against the Company, B&K and certain of the Company's officers and directors alleging defamation, tortious interference with prospective economic relations, and conspiracy, and seeking damages in unspecified amounts. In September, Homewerks Worldwide LLC, an entity formed by Peter Berkman, filed a complaint as an intervenor based on substantially the same allegations included in the Berkmans' counterclaim. In October, the Company filed a motion seeking to have the Berkmans' counterclaim dismissed as a matter of law. On January 3, 2008 the Court overruled that motion and the case is proceeding to discovery of the relevant facts. The Company believes that these counterclaims are without merit and intends to defend them vigorously. The Company does not anticipate any material adverse effect on its business or financial condition as a result of this litigation.

Other

     Additionally, the Company is involved in certain litigation as a result of claims that arose in the ordinary course of business, which management believes will not have a material adverse effect on the Company's financial position or results of operations. The Company may also realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Consolidated Financial Statements.

Leases

     The Company leases certain facilities and equipment under operating leases expiring on various dates through 2021. The lease payments under these agreements aggregate to approximately $6.2 million in 2008, $4.5 million in 2009, $4.0 million in 2010, $3.2 million in 2011, $2.3 million in 2012, and $6.9 million thereafter. Total lease expense amounted to $10.4 million in 2007, $9.4 million in 2006, and $9.4 million in 2005.

Consulting Agreements

     During 2004, the Company entered into consulting and non-compete agreements (the Consulting Agreements) with Harvey L. Karp, Chairman of the Board, and William D. O'Hagan, Chief Executive Officer. The Consulting Agreements provide for post-employment services to be provided by Messrs. Karp and O'Hagan for a six-year period. During the first four years of the Consulting Agreements, an annual fee equal to two-thirds of each executive's Final Base Compensation (as defined in the Consulting Agreements) will be payable. During the final two years, the annual fee is set at one-third of each executive's Final Base Compensation. During the term of the Consulting Agreements, each executive agrees not to engage in Competitive Activity (as defined in the Consulting Agreements) and will be entitled to receive certain other benefits from the Company. The term of the Consulting Agreements will commence upon the earliest of termination of employment by the Company without Cause, upon termination of employment in connection with a change in control, or upon voluntary resignation from employment with the Company for Good Reason, as defined in the executives' current employment agreements. In October 2007 Mr. Karp's Consulting Agreement was amended to change the effective date from December 31, 2007 to the date of termination of employment without cause. Based upon the value of the non-compete provisions of the Consulting Agreements, the Company will expense the value of the Consulting Agreements over their term.

Purchase Commitments

     Purchase commitments include $48.9 million of open fixed price purchases of raw materials. Additionally, the Company has contractual supply commitments, totaling $400.1 million at year-end prices, for raw materials consumed in the ordinary course of business; these contracts contain variable pricing based on COMEX.


Note 11 - Other Income, Net

(In thousands)
                                            2007          2006          2005
Interest income                         $   11,281    $    6,073    $    2,306
Gain (loss) on disposal of
   properties, net                           2,468        (2,620)        3,665
Rent and royalties                           1,262         2,068         2,111
Environmental expense,
   non-operating properties                   (698)         (580)         (556)
Minority interest in income
   of subsidiaries                            (582)       (2,610)           (9)
Gain on sale of equity investment                -         1,876             -
Equity in earnings of
   unconsolidated subsidiary                     -           964         4,480
                                         ---------     ---------     ---------
Other income, net                       $   13,731    $    5,171    $   11,997
                                         =========     =========     =========


Note 12 - Stock-Based Compensation

     Effective January 1, 2006, the Company adopted SFAS No. 123 (R), "Share-Based Payment," and began recognizing compensation expense for its stock option grants based on the fair value of the awards, classified as a selling, general, and administrative expense. Prior to January 1, 2006, the Company accounted for stock option grants under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." No stock-based compensation expense was reflected in net income prior to adopting SFAS No. 123 (R) as all options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123 (R) was adopted using the modified prospective transition method. Under this transition method, compensation cost recognized in the periods after adoption includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS
No. 123 (R). Results from prior periods have not been restated. As a result of adopting SFAS No. 123 (R), the Company's income from continuing operations before income taxes and income from continuing operations decreased by $2.8 million and $1.8 million, respectively, for the year ended December 30, 2006. Additionally, basic and diluted earnings per share decreased by $0.05.

     Prior to the adoption of SFAS No. 123 (R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows, as required under existing pronouncements. SFAS No. 123 (R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. The tax benefits classified as cash provided by financing activities in 2007 and 2006 would have been classified as cash provided by operations under previous guidance.

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

(In thousands, except per share data)
                                                        2005
Net income as reported                             $    92,542
Deduct: Total stock-based compensation
  expense determined under a fair value
  based method, net of related tax effects              (2,360)
                                                    ----------
SFAS No. 123 pro forma net income                  $    90,182
                                                    ==========

Pro forma earning per share:
   Basic                                           $      2.46
   Diluted                                         $      2.41
Earnings per share, as reported:
   Basic                                           $      2.53
   Diluted                                         $      2.49

     Under existing plans, the Company may grant options to purchase shares of common stock at prices not less than the fair market value of the stock on the date of grant. Generally, the options vest annually in equal increments over a five-year period beginning one year from the date of grant. Any unexercised options expire after not more than ten years. The fair value of each grant is estimated as a single award and amortized into compensation expense on a straight-line basis over its vesting period. The weighted average, grant-date fair value of options granted during 2007 and 2006 were $11.25 and $11.59, respectively.

     The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing model. The use of this valuation model involves certain assumptions that are judgmental and highly sensitive in the determination of compensation expense including the expected life of the option, stock price volatility, risk-free interest rate, and dividend yield. Additionally under SFAS No. 123 (R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The forfeiture rate, which is estimated at a weighted average of 3.5 percent of unvested options outstanding as of December 29, 2007, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS No. 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited and reflected the forfeitures as a cumulative adjustment to the pro forma expense. The weighted average for key assumptions used in determining the fair value of options granted and a discussion of the methodology used to develop each assumption are as follows:

                                            2007          2006          2005
Expected term                           6.4 years     6.4 years     6.0 years
Expected price volatility                   0.241         0.269         0.249
Risk-free interest rate                      4.7%          4.9%          4.5%
Dividend yield                               1.1%          1.2%          1.3%

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

     The Company generally issues treasury shares when options are exercised. A summary of the stock option activity and related information follows:

(Shares in thousands)
                                                             Weighted Average
                                                  Options     Exercise Price
Outstanding at December 25, 2004                      1,782      $   18.78
   Granted                                              460          30.02
   Exercised                                           (283)         18.04
   Cancelled                                            (47)         24.45
                                                   --------
Outstanding at December 31, 2005                      1,912          21.49
   Granted                                              355          35.11
   Exercised                                           (414)         18.60
   Cancelled                                           (141)         26.96
                                                   --------
Outstanding at December 30, 2006                      1,712          24.56
   Granted                                              364          36.77
   Exercised                                            (56)         19.95
   Cancelled                                            (17)         31.89
                                                   --------
Outstanding at December 29, 2007                      2,003          26.85
                                                   ========

     At December 29, 2007, the aggregate intrinsic value of all outstanding options, for which the market value of the Company's common stock at December 29, 2007 exceeded the exercise price, was $10.2 million with a weighted average exercise price of $20.06 and a weighted average remaining contractual term of 5.0 years, of which 796 thousand of the outstanding options are currently exercisable with an aggregate intrinsic value of $7.9 million, a weighted average exercise price of $19.62, and a weighted average remaining contractual term of 4.6 years. The total intrinsic value of options exercised during 2007 was $0.7 million. The total compensation expense at December 29, 2007 related to non-vested awards not yet recognized was $8.1 million with an average expense recognition period of 3.6 years.

     Under the Company's 1994 Non-Employee Director Stock Option Plan, each member of the Company's Board of Directors who is neither an employee nor an officer of the Company is automatically granted each year on the date of the Company's Annual Meeting of Stockholders, without further action by the Board, an option to purchase 2,000 shares of Common Stock at the fair market value of the Common Stock on the date the option is granted. As of December 29, 2007, options to purchase 42,672 shares of Common Stock were outstanding under this Plan and 15,588 options are available under the Plan for future issuance.

     During 2006, the Board and shareholders approved an amendment and restatement of the 2002 Stock Option Plan, which, among other things, increased the number of shares available for issuance by 1.0 million shares. Shares available for future employee grants were approximately 0.5 million at December 29, 2007.

Note 13 - Acquisitions and Investments

     On February 27, 2007, the Company acquired 100 percent of the outstanding stock of Extruded Metals, Inc. (Extruded) for $32.8 million in cash, including transaction costs of $0.8 million. Extruded, located in Belding, Michigan, manufactures brass rod products, and during 2006 had annual net sales of approximately $360 million. The acquisition of Extruded complements the Company's existing brass rod product line. The total estimated fair values of the assets acquired totaled $74.5 million, consisting primarily of receivables of $29.5 million, inventories of $29.1 million, property, plant, and equipment of $5.8 million, and prepaid pension asset of $6.9 million. The total estimated fair values of liabilities assumed totaled $41.7 million, consisting primarily of a working capital debt facility of $10.0 million, accounts payable and accrued expenses of $24.0 million, and postretirement benefit obligations of $7.5 million. The debt assumed was extinguished by the Company immediately following the acquisition. As of December 29, 2007, management does not expect any further purchase price allocation adjustments.

     The results of operations for Extruded are reported in the Company's OEM segment and have been included in the accompanying Consolidated Financial Statements from the acquisition date. The following table presents condensed pro forma consolidated results of operations as if the Extruded acquisition had occurred at the beginning of the periods presented. This information combines the historical results of operations of the Company and Extruded after the effects of purchase accounting adjustments. The pro forma information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the periods presented and is not necessarily indicative of operating results to be expected in future periods.

(In thousands, except per share data)
                                                        2007           2006
Pro forma:
  Net sales                                        $ 2,755,273    $ 2,873,056
  Net income                                           115,707        161,418
  Earnings per share:
    Basic                                          $      3.12    $      4.38
    Diluted                                        $      3.11    $      4.33

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

     On August 15, 2005, the Company acquired 100 percent of the outstanding stock of KX Company Limited (Brassware). Brassware, located in Witton, Birmingham, England is an import distributor of plumbing and residential heating products to plumbers' merchants and builders' merchants in the U.K. and Ireland. The cost of the acquired business, including cash of $10.6 million plus $1.8 million of notes issued, totaled $12.4 million. The total estimated fair value of assets acquired was approximately $17.6 million, consisting primarily of receivables of $8.4 million, inventory of $6.4 million, and property and equipment of $1.5 million. The total estimated fair value of liabilities assumed was approximately $16.4 million, consisting primarily of notes payable of $8.3 million and trade payables and other current liabilities of $8.1 million. The excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed of $11.2 million was allocated to goodwill of the Plumbing & Refrigeration Segment as this acquisition will broaden the Company's product line in the U.K.

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

     During 2006, the Company sold its 38 percent interest in Conbraco for approximately $23.0 million, realizing a pre-tax gain of $1.9 million on the sale.


Note 14 - Discontinued Operations

     During 2002, the Company completed the sale of its wholly owned subsidiary, Utah Railway Company. During 2005, the Company recognized a gain of $5.2 million less income tax of $1.9 million upon the settlement of a business interruption claim related to this operation.


Note 15 - Industry Segments

     The Company's reportable segments are Plumbing & Refrigeration and OEM. For disclosure purposes, as permitted under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," certain operating segments are aggregated into reportable segments. The Plumbing & Refrigeration segment is composed of Standard Products (SPD), European Operations, and Mexican Operations. The OEM segment is composed of Industrial Products (IPD) and Engineered Products (EPD). These segments are classified primarily by the markets for their products. Performance of segments is generally evaluated by their operating income.

     SPD manufactures copper tube and fittings, plastic fittings, plastic pipe, and line sets. These products are manufactured in the U.S. Outside the U.S., the Company's European Operations manufacture copper tube, which is sold in Europe and the Middle East. SPD also imports and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products. Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties. The European Operations consist of copper tube manufacturing and the import distribution of fittings, valves, and plumbing specialties primarily in the U.K. and Ireland. The Plumbing & Refrigeration segment's products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, and building product retailers.

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

     Worldwide sales to one customer in the Plumbing & Refrigeration segment totaled $322.1 million in 2007, $370.8 million in 2006, and $264.2 million in 2005 which represented 12 percent in 2007, 15 percent in 2006, and 15 percent in 2005 of the Company's consolidated net sales. No other customer accounted for more than 10 percent of consolidated net sales.

NET SALES BY MAJOR PRODUCT LINE:

(In thousands)
                                            2007          2006          2005
   Tube & fittings                      $1,288,968    $1,428,979    $1,060,348
   Brass rod & forgings                    733,325       499,878       288,559
   OEM components, tube & assemblies       339,227       267,452       117,232
   Valves & plumbing specialties           266,649       261,844       211,765
   Other                                    69,676        52,759        52,019
                                         ---------     ---------     ---------
                                        $2,697,845    $2,510,912    $1,729,923
                                         =========     =========     =========

GEOGRAPHIC INFORMATION:

(In thousands)
                                            2007          2006          2005
Net sales:
   United States                        $2,105,801    $1,963,666    $1,477,942
   United Kingdom                          336,133       326,047       204,020
   Other                                   255,911       221,199        47,961
                                         ---------     ---------     ---------
                                        $2,697,845    $2,510,912    $1,729,923
                                         =========     =========     =========

Long-lived assets:
   United States                        $  375,061    $  356,854    $  392,097
   United Kingdom                           67,705        72,978        63,221
   Other                                    66,091        62,881        37,334
                                         ---------     ---------     ---------
                                        $  508,857       492,713    $  492,652
                                         =========     =========     =========


SEGMENT INFORMATION:

(In thousands)
                                            2007          2006          2005
Net sales:
   Plumbing & Refrigeration             $1,572,565    $1,716,613    $1,281,688
   OEM                                   1,144,302       835,339       460,301
   Elimination of intersegment sales       (19,022)      (41,040)      (12,066)
                                         ---------     ---------     ---------
                                        $2,697,845    $2,510,912    $1,729,923
                                         =========     =========     =========


Depreciation and amortization:
   Plumbing & Refrigeration             $   29,777    $   28,722    $   29,393
   OEM                                      13,413        11,754        10,225
   General corporate                         1,287         1,379         1,240
                                         ---------     ---------     ---------
                                        $   44,477    $   41,855    $   40,858
                                         =========     =========     =========

(In thousands)
                                            2007          2006          2005
Operating income:
   Plumbing & Refrigeration             $  178,367    $  197,402    $  125,502
   OEM                                      38,215        44,764        26,985
   Unallocated expenses                    (24,961)      (23,281)      (20,729)
                                         ---------     ---------     ---------
Total operating income                     191,621       218,885       131,758
Interest expense                           (22,071)      (20,477)      (19,550)
Other income, net                           13,731         5,171        11,997
                                         ---------     ---------     ---------
Income from continuing operations
  before income taxes                   $  183,281    $  203,579    $  124,205
                                         =========     =========     =========


Expenditures for long-lived assets:
   Plumbing & Refrigeration             $   22,229    $   15,847    $   20,727
   OEM                                      39,884        24,852         4,915
                                         ---------     ---------     ---------
                                        $   62,113    $   40,699    $   25,642
                                         =========     =========     =========


Segment assets:
   Plumbing & Refrigeration             $  771,206    $  760,147    $  730,774
   OEM                                     364,154       280,692       197,697
   General corporate                       313,844       228,068       188,457
                                         ---------     ---------     ---------
                                        $1,449,204    $1,268,907    $1,116,928
                                         =========     =========     =========

     During 2007, the Company received a monetary settlement of approximately $8.9 million pursuant to a settlement agreement terminating a lawsuit against J.P. Morgan Chase & Co. and Morgan Guaranty Trust Company of New York (collectively Morgan). The settlement proceeds are reflected in the table above as a component of operating income for the Plumbing & Refrigeration segment.

Note 16 - Quarterly Financial Information (Unaudited)

(In thousands, except per share data)
                                First      Second       Third      Fourth
                               Quarter     Quarter     Quarter     Quarter
2007
Net sales                     $ 609,782   $ 772,647   $ 693,682   $ 621,734
Gross profit (1)                 73,204     110,901      90,463      98,353(2)
Net income                       18,913      36,398      31,324      28,840(3)
Basic earnings per share           0.51        0.98        0.84        0.78
Diluted earnings per share         0.51        0.98        0.84        0.78
Dividends per share                0.10        0.10        0.10        0.10

2006
Net sales                     $ 551,039   $ 779,663   $ 635,998   $ 544,212
Gross profit (1)                 93,970     142,625     107,052      57,829(4)
Net income                       33,365      58,750      51,579       5,175
Basic earnings per share           0.91        1.59        1.39        0.14
Diluted earnings per share         0.90        1.57        1.38        0.14
Dividends per share                0.10        0.10        0.10        0.10

(1) Gross profit is net sales less cost of goods sold, which excludes depreciation and amortization.
(2) Fourth quarter of 2007 includes an adjustment to write-down inventories to the lower of cost or market of $2.7 million and a gain of $10.0 million resulting from the liquidation of LIFO layers.
(3) Fourth quarter of 2007 includes a goodwill impairment charge of $2.8 million related to the Company's Mexican Operations.
(4) Fourth quarter of 2006 includes an adjustment to write-down inventories to the lower of cost or market of $14.2 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Industries, Inc.

We have audited the accompanying consolidated balance sheets of Mueller Industries, Inc. as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mueller Industries, Inc. at December 29, 2007 and December 30, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the company adopted FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109," effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mueller Industries, Inc.'s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

                                       /s/ Ernst & Young LLP


Memphis, Tennessee
February 26, 2008

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 29, 2007, December 30 2006, and December 31, 2005 (In thousands)

                                                                    Additions
                                                         -------------------------------
                                       Balance at         Charged to                                            Balance
                                       beginning          costs and           Other                             at end
                                        of year            expenses         additions        Deductions        of year
                                      ------------       ------------      -----------      -----------     -----------
2007
Allowance for doubtful accounts       $      6,806       $       (177)     $     1,117  (1) $     2,731    $     5,015

Environmental reserves                $      8,907       $        698      $       100  (3) $       808    $     8,897

Valuation allowance for deferred
  tax assets                          $     24,900       $     (1,920)     $         -      $         -    $    22,980

2006
Allowance for doubtful accounts       $      5,778       $      1,109      $       519  (1) $       600    $     6,806

Environmental reserves                $      9,073       $        580      $         -      $       746    $     8,907

Valuation allowance for deferred
  tax assets                          $      3,612       $     (7,663)     $    28,951  (2) $         -    $    24,900

2005
Allowance for doubtful accounts       $      3,925       $      1,911      $       165      $       223    $     5,778

Environmental reserves                $      9,503       $        556      $      (215) (3) $       771    $     9,073

Valuation allowance for deferred
  tax assets                          $     12,880       $     (1,962)     $         -      $     7,306 (4)$     3,612

(1)   Other consists primarily of the opening balance related to the acquisition of Extruded Metals, Inc.
      and bad debt recoveries in 2007 and consists primarily of bad debt recoveries in 2006.
(2)   Other includes the additions to valuation allowances during 2006 in which previously unrecorded gross deferred tax assets and valuation allowances were recognized.
(3)   Other includes the opening balance related to the acquisition of Extruded Metals, Inc. in 2007 and currency translation changes in 2005.
(4)   Deductions consist primarily of reclassification adjustments and currency translation changes in 2005.




                                EXHIBIT INDEX

Exhibits     Description
--------     -----------

    10.25 Summary description of the Registrant's 2008 incentive plan for certain key employees.

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