Form 10-Q
period 2008-03-29
MUELLER INDUSTRIES INC
filed 2008-04-25
CIK 89439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 29, 2008     Commission file number 1-6770


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


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [ X ]        Accelerated filer         [   ]
Non-accelerated filer     [   ]        Smaller reporting company [   ]


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   [    ]     No   [ X ]


The number of shares of the Registrant's common stock outstanding as of April 23, 2008, was 37,102,898.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                For the Quarterly Period Ended March 29, 2008

                                    INDEX



Part I. Financial Information                                             Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Condensed Consolidated Statements of Income
               for the quarters ended March 29, 2008
               and March 31, 2007                                           3

          b.)  Condensed Consolidated Balance Sheets
               as of March 29, 2008 and December 29, 2007                   4

          c.)  Condensed Consolidated Statements of Cash Flows
               for the quarters ended March 29, 2008
               and March 31, 2007                                           6

          d.)  Notes to Condensed Consolidated Financial Statements         8


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          16


     Item 3.  Quantitative and Qualitative Disclosures About Market Risk   21


     Item 4.  Controls and Procedures                                      22


Part II. Other Information

     Item 1.  Legal Proceedings                                            23

     Item 2.  Unregistered Sales of Equity Securities and Use of
              Proceeds                                                     28

     Item 6.  Exhibits                                                     29

Signatures                                                                 30

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          MUELLER INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                                 For the Quarter Ended
                                         March 29, 2008           March 31, 2007
                                         (In thousands, except per share data)
Net sales                                $   704,108             $   609,782

Cost of goods sold                           611,797                 536,578
                                          ----------              ----------

   Gross profit                               92,311                  73,204

Depreciation and amortization                 10,984                  10,966
Selling, general, and
   administrative expense                     38,291                  34,927
                                          ----------              ----------

   Operating income                           43,036                  27,311

Interest expense                              (5,467)                 (5,494)
Other income, net                              4,017                   4,953
                                          ----------              ----------

   Income before income taxes                 41,586                  26,770

Income tax expense                           (14,231)                 (7,857)
                                          ----------              ----------
   Net income                            $    27,355             $    18,913
                                          ==========              ==========


Weighted average shares
   for basic earnings per share               37,089                  37,027
Effect of dilutive stock options                 192                     117
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             37,281                  37,144
                                          ----------              ----------

Basic earnings per share                 $      0.74             $      0.51
                                          ==========              ==========

Diluted earnings per share               $      0.73             $      0.51
                                          ==========              ==========

Dividends per share                      $      0.10             $      0.10
                                          ==========              ==========

See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                         March 29, 2008      December 29, 2007
                                                   (In thousands)
Assets

Current assets:
   Cash and cash equivalents             $   274,280             $   308,618

   Accounts receivable, less allowance
     for doubtful accounts of $7,138
     2008 and $5,015 in 2007                 386,607                 323,003

   Inventories                               273,596                 269,032

   Other current assets                       47,256                  39,694
                                          ----------              ----------

      Total current assets                   981,739                 940,347

Property, plant, and equipment, net          306,982                 308,383
Goodwill                                     153,713                 153,263
Other assets                                  47,537                  47,211
                                          ----------              ----------

                                         $ 1,489,971             $ 1,449,204
                                          ==========              ==========


See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                 (Unaudited)
                                         March 29, 2008      December 29, 2007
                                          (In thousands, except share data)
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt     $    69,885             $    72,743
   Accounts payable                          151,840                 140,497
   Accrued wages and other employee costs     29,178                  39,984
   Other current liabilities                  95,935                  81,829
                                          ----------              ----------

     Total current liabilities               346,838                 335,053

Long-term debt, less current portion         282,242                 281,738
Pension liabilities                           14,458                  14,805
Postretirement liabilities other
   than pensions                              21,345                  21,266
Environmental reserves                         8,893                   8,897
Deferred income taxes                         52,287                  52,156
Other noncurrent liabilities                   1,949                   2,029
                                          ----------              ----------

     Total liabilities                       728,012                 715,944
                                          ----------              ----------

Minority interest in subsidiary               24,171                  22,765

Stockholders' equity:
   Preferred stock - shares authorized
     5,000,000; none outstanding                   -                       -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 37,096,674
     in 2008 and 37,079,903 in 2007              401                     401
   Additional paid-in capital                260,241                 259,611
   Retained earnings                         508,180                 484,534
   Accumulated other comprehensive income     34,458                  31,808
   Treasury common stock, at cost            (65,492)                (65,859)
                                          ----------              ----------

     Total stockholders' equity              737,788                 710,495
                                          ----------              ----------

Commitments and contingencies                      -                       -
                                          ----------              ----------

                                         $ 1,489,971             $ 1,449,204
                                          ==========              ==========


See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                 For the Quarter Ended
                                         March 29, 2008           March 31, 2007
                                                   (In thousands)
Cash flows from operating activities
    Net income                           $    27,355             $    18,913
    Reconciliation of net income
      to net cash (used in) provided by
      operating activities:
     Depreciation and amortization            11,110                  11,012
     Minority interest in subsidiary             552                     402
     Gain on early retirement of debt         (2,408)                      -
     Deferred income taxes                      (429)                 (1,156)
     Loss (gain) on disposal
       of properties                             339                  (3,132)
     Stock-based compensation expense            731                     628
     Income tax benefit from exercise
       of stock options                            -                     (66)
     Changes in assets and liabilities,
       net of business acquired:
      Receivables                            (62,218)                (59,857)
      Inventories                             (3,664)                 66,512
      Other assets                            (6,780)                   (314)
      Current liabilities                     14,264                  13,445
      Other liabilities                        2,566                      23
      Other, net                              (2,708)                    719
                                          ----------              ----------
Net cash (used in) provided by
   operating activities                      (21,290)                 47,129
                                          ----------              ----------

Cash flows from investing activities
   Capital expenditures                       (8,573)                 (8,725)
   Acquisition of business, net of
     cash received                                 -                 (31,970)
   Proceeds from sales of properties               -                   3,032
   Net withdrawals from restricted
     cash balances                                85                       -
                                          ----------              ----------

Net cash used in
   investing activities                       (8,488)                (37,663)
                                          ----------              ----------


See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)
                                                 For the Quarter Ended
                                         March 29, 2008           March 31, 2007
                                                   (In thousands)
Cash flows from financing activities
   Dividends paid                        $    (3,709)            $    (3,703)
   Repayments of long-term debt              (22,979)                (17,429)
   Issuance of debt by joint venture          21,032                   5,434
   Issuance of shares under incentive
     stock option plans from treasury            266                     155
   Income tax benefit from exercise
     of stock options                              -                      66
                                          ----------              ----------

Net cash used in financing
   activities                                 (5,390)                (15,477)
                                          ----------              ----------

Effect of exchange rate changes on cash          830                      29
                                          ----------              ----------

Decrease in cash and
   cash equivalents                          (34,338)                 (5,982)

Cash and cash equivalents at the
   beginning of the period                   308,618                 200,471
                                          ----------              ----------

Cash and cash equivalents at the
   end of the period                     $   274,280             $   194,489
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

     Guarantees, in the form of letters of credit, are issued by the Company generally to guarantee the payment of insurance deductibles and retiree health benefits. The terms of the Company's guarantees are generally one year but are renewable annually as required. The maximum potential amount of future payments the Company could have been required to make under its guarantees at March 29, 2008 was $10.1 million.

Note 3 - Inventories

                                         March 29, 2008      December 29, 2007
                                                   (In thousands)
Raw material and supplies                $    61,604             $    82,875
Work-in-process                               69,959                  51,898
Finished goods                               262,173                 232,404
LIFO reserve                                (114,456)                (91,127)
Valuation reserves                            (5,684)                 (7,018)
                                          ----------              ----------
Inventories                              $   273,596             $   269,032
                                          ==========              ==========

     The Company has deferred recognizing potential gains resulting from liquidation of LIFO inventories during the first three months of 2008. The Company expects to replenish these inventories by the end of 2008 and, as such, has not recognized the effects of liquidating LIFO layers.


Note 4 - Industry Segments

     The Company's reportable segments are Plumbing & Refrigeration and OEM. For disclosure purposes, as permitted under Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," certain operating segments are aggregated into reportable segments. The Plumbing & Refrigeration segment is composed of Standard Products (SPD), European Operations, and Mexican Operations. The OEM segment is composed of Industrial Products (IPD), Engineered Products (EPD), and Mueller-Xingrong, the Company's Chinese joint venture. These segments are classified primarily by the markets for their products. Performance of segments is generally evaluated by their operating income.

     SPD manufactures copper tube, copper and plastic fittings, plastic pipe, and line sets. These products are manufactured in the U.S. SPD also imports and resells in North America brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products.
European Operations consist of copper tube manufacturing, with such products being sold in Europe and the Middle East, and import distribution of fittings, valves, and plumbing specialties primarily in the U.K. and Ireland. Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties. The Plumbing & Refrigeration segment's products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, and building product retailers.

     IPD manufactures brass rod, impact extrusions, and forgings as well as a variety of end products including plumbing brass; automotive components; valves and fittings; and specialty copper, copper-alloy, and aluminum tubing. EPD manufactures and fabricates valves and assemblies for the refrigeration, air-conditioning, gas appliance, and barbecue grill markets. The OEM segment sells its products primarily to original equipment manufacturers, many of which are in the HVAC, plumbing, and refrigeration markets. Included in the OEM segment are the results of operations of Extruded Metals, Inc. since its acquisition on February 27, 2007.

Summarized segment information is as follows:

                                      Quarter Ended March 29, 2008
                           Plumbing &
                         Refrigeration      OEM      Corporate and
                             Segment      Segment     Eliminations     Total
                                            (In thousands)

Net sales                $   383,884   $   326,207   $    (5,983)  $   704,108

Cost of goods sold           327,999       289,481        (5,683)      611,797
                          ----------    ----------    ----------    ----------

   Gross profit               55,885        36,726          (300)       92,311

Depreciation and
   amortization                7,258         3,450           276        10,984
Selling, general, and
   administrative expense     23,543         7,702         7,046        38,291
                          ----------    ----------    ----------    ----------

   Operating income           25,084        25,574        (7,622)       43,036

Interest expense                                                        (5,467)
Other income, net                                                        4,017
                                                                    ----------

   Income before
      income taxes                                                 $    41,586
                                                                    ==========

                                      Quarter Ended March 31, 2007
                           Plumbing &
                         Refrigeration      OEM      Corporate and
                             Segment      Segment     Eliminations     Total
                                            (In thousands)

Net sales                $   369,996   $   243,730   $    (3,944)  $   609,782

Cost of goods sold           311,496       229,457        (4,375)      536,578
                          ----------    ----------    ----------    ----------

   Gross profit               58,500        14,273           431        73,204

Depreciation and
   amortization                7,339         3,350           277        10,966
Selling, general, and
   administrative expense     24,307         5,429         5,191        34,927
                          ----------    ----------    ----------    ----------

   Operating income           26,854         5,494        (5,037)       27,311

Interest expense                                                        (5,494)
Other income, net                                                        4,953
                                                                    ----------

   Income before
      income taxes                                                 $    26,770
                                                                    ==========

Note 5 - Comprehensive Income

     Comprehensive income is as follows:

                                                 For the Quarter Ended
                                         March 29, 2008           March 31, 2007
                                                   (In thousands)
Net income                               $    27,355             $    18,913
Other comprehensive income,
  net of tax
   Foreign currency translation                1,850                   1,393
   Amortization of prior service
      cost included in pension
      expense                                     65                       -
   Amortization of actuarial
      gains and losses included
      in pension expense                          97                       -
   Change in the fair value
      of derivatives                             638                     518
                                          ----------              ----------
Other comprehensive income                     2,650                   1,911
                                          ----------              ----------
Comprehensive income                     $    30,005             $    20,824
                                          ==========              ==========

     The change in cumulative foreign currency translation adjustment primarily relates to the Company's investment in its foreign subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar, plus the tax effect of certain intercompany transactions. During the first quarter of 2008, the value of the Mexican peso and the Chinese renminbi increased 2.0 percent and 3.7 percent, respectively, compared to the U.S. dollar.

Note 6 - Other Income, Net

                                                 For the Quarter Ended
                                         March 29, 2008           March 31, 2007
                                                   (In thousands)
Gain on early retirement of debt         $     2,408             $         -
Interest income                                2,385                   2,272
(Loss) gain on disposal of
   properties, net                              (339)                  3,132
Minority interest in income of
   subsidiary                                   (552)                   (402)
Environmental expense,
   non-operating properties                     (118)                   (111)
Other                                            233                      62
                                          ----------              ----------
Other income, net                        $     4,017             $     4,953
                                          ==========              ==========

     During the first quarter of 2008, the Company repurchased and extinguished $25.5 million of its 6% Subordinated Debentures for $23.0 million. The Company also wrote off $0.1 million of debt issuance costs in connection with this transaction, resulting in a net gain of approximately $2.4 million.

Note 7 - Employee Benefits

     The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees. The components of net periodic benefit cost (income) are as follows:

                                                 For the Quarter Ended
                                         March 29, 2008           March 31, 2007
                                                   (In thousands)
Pension benefits:
   Service cost                          $       739             $       539
   Interest cost                               3,417                   2,131
   Expected return on plan assets             (4,922)                 (2,796)
   Amortization of prior service cost            102                      93
   Amortization of net loss                       54                     233
                                          ----------              ----------

Net periodic benefit (income) cost       $      (610)            $       200
                                          ==========              ==========
Other benefits:
   Service cost                          $        80             $        76
   Interest cost                                 379                     158
   Amortization of prior service cost              1                       2
   Amortization of net loss                       56                      46
                                          ----------              ----------

Net periodic benefit cost                $       516             $       282
                                          ==========              ==========

     The Company anticipates contributions to its pension plans for 2008 to be approximately $2.4 million. During the first quarter of 2008, approximately $0.6 million of contributions have been made to certain pension plans.


Note 8 - Acquisitions

     On February 27, 2007, the Company acquired 100 percent of the outstanding stock of Extruded Metals, Inc. (Extruded) for $32.8 million in cash, including transaction costs of $0.8 million. Extruded, located in Belding, Michigan, manufactures brass rod products, and during 2006 had annual sales of approximately $360 million. The acquisition of Extruded complements the Company's existing brass rod product line. The total estimated fair values of the assets acquired totaled $74.5 million, consisting primarily of receivables of $29.5 million, inventories of $29.1 million, property, plant, and equipment of $5.8 million, and prepaid pension asset of $6.9 million. The total estimated fair values of liabilities assumed totaled $41.7 million, consisting primarily of a working capital debt facility of $10.0 million, accounts payable and accrued expenses of $24.0 million, and postretirement obligations of $7.5 million. The debt assumed was extinguished by the Company immediately following the acquisition.

     The results of operations for Extruded are reported in the Company's OEM segment and have been included in the accompanying Condensed Consolidated Financial Statements from the acquisition date. The following table presents condensed pro forma consolidated results of operations as if the Extruded acquisition had occurred at the beginning of the prior period presented. This information combines the historical results of operations of the Company and Extruded after the effects of purchase accounting adjustments. The pro forma information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the periods presented and is not necessarily indicative of operating results to be expected in future periods.

                                                         For the Quarter Ended
                                                                March 31, 2007
                                                                (In thousands)
Net sales                                                        $   667,210
Net income                                                            18,844
Pro Forma earnings per share:
    Basic earnings per share                                     $      0.51
    Diluted earnings per share                                   $      0.51


Note 9 - Income Taxes

     The Company's effective tax rate for the first quarter of 2008 was
34.2 percent compared with 29.4 percent for the same period last year. Factors that explain the difference between the effective tax rate and what would be computed using the U.S. Federal statutory tax rate for the first quarter of 2008 were (i) the effect of foreign statutory rates different from the U.S. and other foreign adjustments of $0.2 million, (ii) the U.S. production activities deduction effect of $0.7 million, and (iii) other items totaling $0.6 million. These items were partially offset by state and local income tax expense, net of federal benefit, of $1.2 million. The difference between the effective tax rate and the statutory tax rate for the first quarter of 2007 was primarily related to a net reduction to certain valuation allowances.

     Changes in tax contingencies had an immaterial effect on the effective tax rate during the first quarter of 2008. Total unrecognized tax benefits at the end of first quarter were $11.3 million, without consideration of any applicable federal benefit, and this amount includes $2.2 million of accrued interest. The Company includes interest and penalties related to income tax matters as a component of income tax expense. Of the $11.3 million, approximately $9.3 million would impact the effective tax rate, if recognized. A benefit of $0.4 million, without consideration of any applicable federal benefit, was recorded as a result of various audit settlements and was partially offset by interest accruals for the quarter on other unrecognized tax benefits of $0.3 million. Due to ongoing federal and state income tax audits and potential lapses of the statutes of limitations in various taxing jurisdictions, it is reasonably possible that this reserve may change in the next twelve months by up to $5.5 million.

     The Company files a consolidated U.S. Federal income tax return and files numerous consolidated and separate income tax returns in many state, local, and foreign jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations for years before 2004 and with few exceptions is no longer subject to state, local, or foreign income tax examinations by tax authorities for years before 2001. The Internal Revenue Service is currently examining the Company's 2005 consolidated U.S. Federal income tax return. Additionally, various state taxing authorities are currently examining a number of the Company's state income tax returns for years from 2002 forward. The results of these examinations are not expected to have a material impact on the Company's financial position or results of operations.


Note 10 - Recently Issued Accounting Standards

     In 2006, the Financial Accounting Standards Board (FASB) Issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS No. 158). SFAS No. 158 requires employers to recognize the funded status of all pension and other postretirement plans in the statement of financial position, and requires employers to use its fiscal year-end as the measurement date for assets and liabilities of all its defined benefit pension and postretirement plans. Any adjustment as a result of the adoption of the measurement period provisions of SFAS No. 158 would be recorded as an adjustment to retained earnings. The Company adopted the measurement and disclosure provisions of SFAS No. 158 on December 30, 2006. The measurement period provisions of SFAS No. 158 are required to be adopted in fiscal years ending after December 15, 2008. In prior years, the Company used November 30 as the measurement date for the majority of its pension and postretirement plans. The Company will adopt the measurement period provisions for its fiscal year-end in 2008 and does not expect the impact of the adoption to be material.

     Effective December 30, 2007, the Company adopted SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The impact of adoption was not material.


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

Results of Operations

     During the first quarter of 2008, the Company's net sales were $704.1 million, a 15 percent increase over the same period of 2007. The increase in net sales is primarily due to the acquisition of Extruded Metals, Inc. (Extruded) on February 27, 2007, which contributed net sales in the first quarter of 2008 of $111.4 million compared with $32.1 million in the first quarter of 2007. The increase is also due to the higher cost of copper, the Company's principal raw material, which was largely passed through to customers, offset by reduced unit sales volume primarily in SPD and European Operations. The COMEX average price of copper was $3.53 per pound in the first quarter of 2008, a 31 percent increase over the first quarter of 2007.

     Cost of goods sold increased from $536.6 million in the first quarter of 2007 to $611.8 million in the same period of 2008. This increase was primarily attributable to higher material costs and increased volume from the acquisition of Extruded. Gross profit increased from $73.2 million to $92.3 million due primarily to increased volume following the acquisition of Extruded, and higher spreads in the brass rod business. The Company has deferred recognizing potential gains resulting from liquidation of LIFO inventories during the first three months of 2008. The Company expects to replenish these inventories by the end of 2008 and, as such, has not recognized the effects of liquidating LIFO layers.

     Depreciation and amortization expense for the first quarter of 2008 was $11.0 million, which is comparable to the first quarter of 2007. Selling, general, and administrative expense was $38.3 million for the first quarter of 2008 compared with $34.9 million for the same period of 2007. The increase was primarily attributable to $0.7 million from the acquisition of Extruded and additional bad debt provision of $1.9 million in 2008.

     Interest expense totaled $5.5 million in the first quarter of 2008 and 2007. The Company incurred lower interest following the early extinguishment of $25.5 million of its 6% Subordinated Debentures; however, this decrease was offset by interest from increased borrowings at Mueller-Xingrong. Other income, net was $4.0 million for the first quarter of 2008 compared with $5.0 million for the same period of 2007. The decrease was primarily due to the nonrecurring items included in each period. During the first quarter of 2007, the Company recognized a $3.1 million gain from the sale of non-operating royalty producing properties, and during the first quarter of 2008 the Company extinguished $25.5 million in principal value of its 6% Subordinated Debentures resulting in a net gain of $2.4 million.

     The Company's effective tax rate for the first quarter of 2008 was
34.2 percent compared with 29.4 percent for the same period last year. Factors that explain the difference between the effective tax rate and what would be computed using the U.S. Federal statutory tax rate for the first quarter of 2008 were (i) the effect of foreign statutory rates different from the U.S. and other foreign adjustments of $0.2 million, (ii) the U.S. production activities deduction effect of $0.7 million, and (iii) other items totaling $0.6 million. These items were partially offset by state and local income tax expense, net of federal benefit, of $1.2 million. The difference between the effective tax rate and the statutory tax rate for the first quarter of 2007 was primarily related to a net reduction to certain valuation allowances.

  Plumbing & Refrigeration Segment

     Net sales by the Plumbing & Refrigeration segment were $383.9 million in the first quarter of 2008 compared with $370.0 million in the first quarter of 2007. The increase is primarily due to the increase in the cost of copper, partially offset by lower unit sales volume in the majority of the segment's product lines. Cost of goods sold increased from $311.5 million in 2007 to $328.0 million in 2008 due primarily to the increased price of copper. Gross margin decreased from $58.5 million in 2007 to $55.9 million in 2008 due to reduced sales volume and lower spreads in copper tube and DWV plastic fittings, partially offset by increased spreads in other product lines. Depreciation and amortization remained consistent at approximately $7.3 million in 2007 and in 2008. Selling, general, and administrative expenses declined from $24.3 million in 2007 to $23.5 million in 2008 due primarily to lower sales and distribution expense resulting from lower sales unit volume.

  OEM Segment

     The OEM segment's net sales were $326.2 million in the first quarter of 2008 compared with $243.7 million in the first quarter of 2007. The increase is primarily due to the acquisition of Extruded, which contributed net sales in 2008 of $111.4 million compared with $32.1 million in 2007, and the increase in the raw material cost which was passed on to customers. Cost of goods sold increased from $229.4 million in 2007 to $289.5 million in 2008 due to the acquisition of Extruded and increased cost of raw material. Gross margin increased from $14.3 million in 2007 to $36.7 million in 2008 due primarily to increased volume following the acquisition of Extruded and higher spreads at our brass rod operations. Depreciation and amortization for the OEM segment remained consistent in the first quarter of 2008 compared to 2007 at $3.4 million. Selling, general, and administrative expenses increased from $5.4 million in 2007 to $7.7 million in the first quarter of 2008 resulting primarily from increased bad debt expense in 2008 and additional expense following the acquisition of Extruded.


Liquidity and Capital Resources

     Cash used in operating activities in the first quarter of 2008 totaled $21.3 million, which is primarily attributable to a significant increase in receivables and inventory, partially offset by an increase in current liabilities. Fluctuations in the cost of copper and other raw materials affect the Company's liquidity. Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable. During the first three months of 2008, the average COMEX copper price was approximately $3.53 per pound, which represents a 31 percent increase over the average price during the first three months of 2007. This rise in the price of cathode has also resulted in increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap. Subsequent to the end of the first quarter, copper prices continued to rise, trading above $4.00 per pound. Consequently, the Company has funded increases in inventories and accounts receivable with cash on hand.

     During the first quarter of 2008, cash used in investing activities totaled $8.5 million, which consisted primarily of capital expenditures. Cash used in financing activities during the first quarter totaled $5.4 million. During the quarter, the Company repurchased and extinguished $25.5 million of its 6% Subordinated Debentures for $23.0 million, which after inclusion of the write-off of related debt issuance costs, resulted in a net gain of approximately $2.4 million. Additionally, the Company used $3.7 million in cash during the quarter for the payment of dividends. These decreases in cash were partially offset by $21.0 million of increased borrowings by Mueller-Xingrong.

     The Company has a $200 million unsecured line-of-credit (Credit Facility) which expires in December 2011. At March 29, 2008, the Company had no borrowings against the Credit Facility. Approximately $9.7 million in letters of credit were backed by the Credit Facility and $0.4 million in letters of credit were backed by cash deposits at the end of the first quarter of 2008. As of March 29, 2008, the Company's total debt was $352.1 million or 32 percent of its total capitalization. During the first quarter of 2008, Mueller-Xingrong's credit agreement, which was scheduled to mature in April 2008, was extended for a period of 90 days.

     Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios. As of March 29, 2008, the Company was in compliance with all of its debt covenants.

     The Company declared and paid a regular quarterly cash dividend of ten cents per common share in the first quarter of 2008. Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors. On May 1, 2008, the Company will pay approximately $8.2 million in interest on its 6% Subordinated Debentures.

     Management believes that cash provided by operations and currently available cash of $274.3 million will be adequate to meet the Company's normal future capital expenditures and operational needs. The Company's current ratio was 2.8 to 1 at March 29, 2008.

     The Company's Board of Directors has extended, until October 2008, its authorization to repurchase up to ten million shares of the Company's Common Stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. From its initial authorization in 1999 through March 29, 2008, the Company had repurchased approximately 2.4 million shares under this authorization.

     There have been no significant changes in the Company's contractual cash obligations reported at December 29, 2007.


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

     The Company occasionally enters into forward fixed-price arrangements with certain customers. The Company may utilize forward contracts to hedge risks associated with forward fixed-price arrangements. The Company may also utilize forward contracts to manage price risk associated with inventory. Depending on the nature of the hedge, changes in the fair value of the forward contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of comprehensive income and reflected in earnings upon the sale of inventory. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory. At March 29, 2008, the Company held open forward contracts to purchase approximately $13.2 million of copper over the next four months related to fixed-price sales orders.

     Futures contracts may also be used to manage price risk associated with natural gas purchases. The effective portion of gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon consumption of natural gas. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices. At March 29, 2008, the Company held no open forward contracts to purchase natural gas.

Interest Rates

     At March 29, 2008, the Company had variable-rate debt outstanding of $72.1 million, the majority of which was related to the debt issued by Mueller-Xingrong. At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company's pretax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on LIBOR and on the base-lending rate published by the People's Bank of China.

Foreign Currency Exchange Rates

     Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material; however, the Company may utilize certain forward fixed-rate contracts to hedge such transactional exposures. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon collection of receivables. At March 29, 2008, the Company held no open forward contracts to hedge transactional exposures.

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

Cautionary Statement Regarding Forward Looking Information

     Statements in this Quarterly Report on Form 10-Q that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties. These include economic and currency conditions, continued availability of raw materials and energy, market demand, pricing, competitive and technological factors, and the availability of financing, among others, as set forth in the Company's filings with the Securities and Exchange Commission (the SEC). The words "outlook," "estimate," "project," "intend," "expect," "believe," "target," and similar expressions are intended to identify forward-looking statements. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. The Company has no obligation to publicly update or revise any forward-looking statements to reflect events after the date of this report.


Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in Company reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 29, 2008 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending March 29, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, during the first quarter of 2008, the Company began its implementation of an upgrade to its transaction processing system. The implementation process is ongoing.


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

General

     The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business. Additionally, the Company may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Condensed Consolidated Financial Statements.

Copper Tube Antitrust Litigation

     The Company has been named as a defendant in several pending litigations (the Copper Tube Actions) brought by direct and indirect purchasers of various forms of copper tube. The Copper Tube Actions allege anticompetitive activities with respect to the sale of copper plumbing tubes (copper plumbing tubes) and/or copper tubes used in, among other things, the manufacturing of air-conditioning and refrigeration units (ACR copper tubes). All of the Copper Tube Actions seek monetary and other relief.

  Direct-Purchaser Plumbing Tube Action

     Two Copper Tube Actions were filed in September and October of 2004 in the United States District Court for the Western District of Tennessee and were consolidated to become the Direct-Purchaser Plumbing Tube Action. The Direct-Purchaser Plumbing Tube Action was a purported class action brought on behalf of direct purchasers of copper plumbing tubes in the United

States and alleged anticompetitive activities with respect to the sale of copper plumbing tubes. Wholly owned Company subsidiaries, WTC Holding Company, Inc. (WTC Holding Company), Deno Holding Company, Inc. (Deno Holding Company), and Mueller Europe Ltd. (Mueller Europe), were named in the Direct-Purchaser Plumbing Tube Action.

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

     In March 2008, the parties filed, and the court granted, a joint motion and stipulation to dismiss all appeals in the Direct-Purchaser Plumbing Tube Action.

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

  Direct-Purchaser ACR Tube Action

     Three Copper Tube Actions were filed in April 2006 in the United States District Court for the Western District of Tennessee and were consolidated to become the Direct-Purchaser ACR Tube Action. The Direct-Purchaser ACR Tube Action was a purported class action brought on behalf of direct purchasers of ACR copper tubes in the United States and alleged anticompetitive activities with respect to the sale of ACR copper tubes. The Company and Mueller Europe were named in the Direct-Purchaser ACR Tube Action.

     In July 2007, the Direct-Purchaser ACR Tube Action was dismissed in its entirety for lack of subject matter jurisdiction as to all defendants. In August 2007, plaintiffs filed with the United States Court of Appeals for the Sixth Circuit a notice of appeal from the judgment and order dismissing the complaint in the Direct-Purchaser ACR Tube Action. The Company and Mueller Europe filed notices of cross-appeal in August 2007.
In December 2007, plaintiffs filed with the United States Court of Appeals for the Sixth Circuit a motion to dismiss the cross-appeals in the Direct-Purchaser ACR Tube Action. That motion was still pending when, in March 2008, the parties filed, and the court granted, a joint motion and stipulation to dismiss all appeals in the Direct-Purchaser ACR Tube Action.

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

     On July 16, 2007, the CBSA completed a review process pursuant to which revised normal values were issued to exporters of subject goods, including the Company. The Company does not anticipate any substantial impairment of its ability to compete in Canada compared to the situation that existed prior to July 16, 2007. On April 1, 2008, the CBSA initiated a new review process, which will result in the issuance of revised normal values on or before August 27, 2008. Depending on the level of these revised normal values, the Company's ability to compete in Canada could be affected. However, given the small percentage of its products that are sold for export to Canada, the Company does not anticipate any material adverse effect on its financial condition as a result of the antidumping case in Canada.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

     The Company's Board of Directors has extended, until October 2008, its authorization to repurchase up to ten million shares of the Company's Common Stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. From its initial authorization in 1999 through March 29, 2008, the Company had repurchased approximately 2.4 million shares under this authorization. Below is a summary of the Company's stock repurchases for the period ended March 29, 2008.

                                 (a)          (b)          (c)          (d)
                                                        Total
                                                       Number of      Maximum
                                                        Shares       Number of
                                                      Purchased     Shares that
                                                      as Part of     May Yet Be
                               Total                   Publicly      Purchased
                             Number of     Average    Announced      Under the
                              Shares     Price Paid    Plans or       Plans or
                             Purchased    per Share    Programs       Programs
                                                                   7,647,030(1)
    December 30, 2007 -
      January 26, 2008             -     $      -

    January 27 -
      February 23, 2008            -            -

    February 24 -
      March 29, 2008               -            -

(1) Shares available to be purchased under the Company's 10 million share repurchase authorization until October 2008. The extension of the authorization was announced on October 26, 2007.

Item 6.  Exhibits

     19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended March 29, 2008. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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



                          MUELLER INDUSTRIES, INC.


April 25, 2008                         /s/ Kent A. McKee
Date                                   Kent A. McKee
                                       Executive Vice President and
                                       Chief Financial Officer


April 25, 2008                         /s/ Richard W. Corman
Date                                   Richard W. Corman
                                       Vice President - Controller

                                EXHIBIT INDEX

Exhibits      Description

19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended March 29, 2008. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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