Form 10-Q
period 2008-06-28
MUELLER INDUSTRIES INC
filed 2008-07-22
CIK 89439

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 28, 2008      Commission file number 1-6770


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


The number of shares of the Registrant's common stock outstanding as of July 21, 2008, was 37,135,905.

                          MUELLER INDUSTRIES, INC.

                                  FORM 10-Q

                     For the Period Ended June 28, 2008

                                    INDEX



Part I. Financial Information                                            Page

     Item 1.  Financial Statements (Unaudited)

          a.)  Condensed Consolidated Statements of Income
               for the quarters and six months ended June 28, 2008
               and June 30, 2007                                           3

          b.)  Condensed Consolidated Balance Sheets
               as of June 28, 2008 and December 29, 2007                   5

          c.)  Condensed Consolidated Statements of Cash Flows
               for the six months June 28, 2008
               and June 30, 2007                                           7

          d.)  Notes to Condensed Consolidated Financial Statements        9


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         20


     Item 3.  Quantitative and Qualitative Disclosures About Market Risk  25


     Item 4.  Controls and Procedures                                     26


Part II. Other Information

     Item 1.  Legal Proceedings                                           27

     Item 2.  Unregistered Sales of Equity Securities
              and Use of Proceeds                                         31

     Item 4.  Submission of Matters to a Vote of Security Holders         32

     Item 6.  Exhibits                                                    32

Signatures                                                                33

PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements

                          MUELLER INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                               For the Quarter Ended
                                            June 28,                 June 30,
                                             2008                     2007
                                         (In thousands, except per share data)
Net sales                                $   753,471             $   772,647

Cost of goods sold                           661,209                 661,746

Depreciation and amortization                 11,004                  11,306
Selling, general, and
   administrative expense                     34,618                  38,971
                                          ----------              ----------

   Operating income                           46,640                  60,624

Interest expense                              (5,238)                 (5,689)
Other income (expense), net                      951                   1,925
                                          ----------              ----------

   Income before income taxes                 42,353                  56,860

Income tax expense                           (15,339)                (20,462)
                                          ----------              ----------

Net income                               $    27,014             $    36,398
                                          ==========              ==========

Weighted average shares
   for basic earnings per share               37,119                  37,060
Effect of dilutive stock options                 340                     204
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             37,459                  37,264
                                          ----------              ----------

Basic earnings per share                 $      0.73             $      0.98
                                          ==========              ==========

Diluted earnings per share               $      0.72             $      0.98
                                          ==========              ==========

Dividends per share                      $      0.10             $      0.10
                                          ==========              ==========

See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)
                                               For the Six Months Ended
                                            June 28,                 June 30,
                                             2008                     2007
                                         (In thousands, except per share data)
Net sales                                $ 1,457,579             $ 1,382,429

Cost of goods sold                         1,273,006               1,198,324

Depreciation and amortization                 21,988                  22,272
Selling, general, and
   administrative expense                     72,909                  73,898
                                          ----------              ----------

   Operating income                           89,676                  87,935

Interest expense                             (10,705)                (11,183)
Other income (expense), net                    4,968                   6,878
                                          ----------              ----------

   Income before income taxes                 83,939                  83,630

Income tax expense                           (29,570)                (28,319)
                                          ----------              ----------

Net income                               $    54,369             $    55,311
                                          ==========              ==========

Weighted average shares
   for basic earnings per share               37,108                  37,044
Effect of dilutive stock options                 269                     160
                                          ----------              ----------

Adjusted weighted average shares
   for diluted earnings per share             37,377                  37,204
                                          ----------              ----------

Basic earnings per share                 $      1.47             $      1.49
                                          ==========              ==========


Diluted earnings per share               $      1.45             $      1.49
                                          ==========              ==========

Dividends per share                      $      0.20             $      0.20
                                          ==========              ==========


See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                         June 28, 2008        December 29, 2007
                                                   (In thousands)
Assets

Current assets:
   Cash and cash equivalents             $   273,620             $   308,618

   Accounts receivable, less allowance
     for doubtful accounts of $6,785 in
     2008 and $5,015 in 2007                 392,826                 323,003

   Inventories                               263,752                 269,032

   Other current assets                       36,789                  39,694
                                          ----------              ----------

     Total current assets                    966,987                 940,347

Property, plant, and equipment, net          303,453                 308,383
Goodwill                                     154,224                 153,263
Other assets                                  47,137                  47,211
                                          ----------              ----------

                                         $ 1,471,801             $ 1,449,204
                                          ==========              ==========



See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                 (Unaudited)
                                         June 28, 2008       December 29, 2007
                                          (In thousands, except share data)
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt     $     55,365            $    72,743
   Accounts payable                           130,182                140,497
   Accrued wages and other employee costs      31,628                 39,984
   Other current liabilities                   88,850                 81,829
                                           ----------             ----------

     Total current liabilities                306,025                335,053

Long-term debt                                281,586                281,738
Pension liabilities                            14,345                 14,805
Postretirement liabilities other
   than pensions                               21,656                 21,266
Environmental reserves                          8,873                  8,897
Deferred income taxes                          46,197                 52,156
Other noncurrent liabilities                    2,197                  2,029
                                           ----------             ----------

     Total liabilities                        680,879                715,944
                                           ----------             ----------
Minority interest in subsidiary                25,895                 22,765
Stockholders' equity:
   Preferred stock - shares authorized
     5,000,000; none outstanding                    -                      -
   Common stock - $.01 par value; shares
     authorized 100,000,000; issued
     40,091,502; outstanding 37,135,905
     in 2008 and 37,079,903 in 2007               401                    401
   Additional paid-in capital                 260,980                259,611
   Retained earnings                          531,483                484,534
   Accumulated other comprehensive
     income                                    36,802                 31,808
   Treasury common stock, at cost             (64,639)               (65,859)
                                           ----------             ----------

     Total stockholders' equity               765,027                710,495
                                           ----------             ----------

Commitments and contingencies                       -                      -
                                           ----------             ----------

                                          $ 1,471,801            $ 1,449,204
                                           ==========             ==========
See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                               For the Six Months Ended
                                            June 28,                 June 30,
                                             2008                     2007
                                                   (In thousands)
Cash flows from operating activities
  Net income                             $    54,369             $    55,311
  Reconciliation of net income to net
   cash provided by operating activities:
    Depreciation and amortization             22,323                  22,465
    Gain on early retirement of debt          (2,482)                      -
    Minority interest in subsidiary,
     net of dividend paid                      1,562                     (18)
    Stock-based compensation expense           1,479                   1,273
    Loss (gain) on disposal of properties        341                  (3,137)
    Deferred income taxes                        130                  (6,140)
    Income tax benefit from exercise of
     stock options                               (69)                   (124)
    Changes in assets and liabilities,
     net of business acquired:
      Receivables                            (66,599)                (78,521)
      Inventories                              7,489                  35,467
      Other assets                            (2,321)                (10,948)
      Current liabilities                    (12,757)                 78,376
      Other liabilities                        1,342                     773
      Other, net                              (1,167)                  2,144
                                          ----------              ----------

Net cash provided by
  operating activities                         3,640                  96,921
                                          ----------              ----------

Cash flows from investing activities
  Capital expenditures                       (14,833)                (15,638)
  Net deposits into
   restricted cash balances                     (632)                      -
  Acquisition of business, net of
   cash received                                   -                 (31,970)
  Proceeds from sales of properties                -                   3,032
                                          ----------              ----------

Net cash used in
   investing activities                      (15,465)                (44,576)
                                          ----------              ----------

See accompanying notes to condensed consolidated financial statements.

                          MUELLER INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)
                                               For the Six Months Ended
                                            June 28,                 June 30,
                                             2008                     2007
                                                   (In thousands)
Cash flows from financing activities
  Repayments of long-term debt           $   (23,605)            $   (18,116)
  Dividends paid                              (7,421)                 (7,410)
  Issuance of debt by joint venture, net       5,411                  19,054
  Issuance of shares under incentive
   stock option plans from treasury            1,055                     977
  Income tax benefit from exercise
   of stock options                               69                     124
  Acquisition of treasury stock                  (13)                    (54)
                                          ----------              ----------

Net cash used in
  financing activities                       (24,504)                 (5,425)
                                          ----------              ----------

Effect of exchange rate changes on cash        1,331                     525
                                          ----------               ----------

(Decrease) increase in cash and
  cash equivalents                           (34,998)                 47,445

Cash and cash equivalents at the
   beginning of the period                   308,618                 200,471
                                          ----------              ----------

Cash and cash equivalents at the
   end of the period                     $   273,620             $   247,916
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

Environmental Matters

     By letter dated October 10, 2006, the Kansas Department of Health and Environment (KDHE) advised the Company that environmental contamination has been identified at a former smelter site in southeast Kansas. KDHE asserts that the Company is a corporate successor to an entity that is alleged to have owned and operated the smelter from 1915 to 1918. The Company has since been advised of possible connections between that same entity and two other former smelter sites in Kansas. KDHE has requested that the Company and another potentially responsible party (PRP) negotiate a consent order with KDHE to address contamination at these sites. The Company has participated in preliminary discussions with KDHE and the other PRP. The Company believes it is not liable for the contamination but may consider negotiating a resolution as an alternative to litigation. The extent of the Company's obligation, if any, could depend, among other things, on (i) the outcome of possible feasibility studies, (ii) a chosen method of environmental response, (iii) the existence and viability of any additional PRPs, (iv) the terms of any cost sharing arrangement, and (v) the extent of recoveries, if any, from claims against insurance policies. If the Company incurs an obligation that becomes determinable and estimable, the obligation would require recognition which could be material to the Company's results of operations.

Other

     Guarantees, in the form of letters of credit, are issued by the Company generally to guarantee the payment of insurance deductibles and retiree health benefits. The terms of the Company's guarantees are generally one year but are renewable annually as required. The maximum potential amount of future payments the Company could have been required to make under its guarantees at June 28, 2008 was $10.0 million.


Note 3 - Inventories

                                         June 28, 2008        December 29, 2007
                                                   (In thousands)
Raw material and supplies                $    52,799             $    82,875
Work-in-process                               76,517                  51,898
Finished goods                               257,334                 232,404
LIFO reserve                                (117,766)                (91,127)
Valuation reserves                            (5,132)                 (7,018)
                                          ----------              ----------
Inventories                              $   263,752             $   269,032
                                          ==========              ==========

     The Company has deferred recognizing potential gains resulting from liquidation of LIFO inventories during the first six months of 2008. The Company expects to replenish these inventories by the end of 2008 and, as such, has not recognized the effects of liquidating LIFO layers. In the event the Company is unable to replenish these inventories due to lack of availability or operational reasons, the Company would recognize a non-cash gain of approximately $22.7 million from the liquidation of LIFO layers based on quarter-end quantities.


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

     IPD manufactures brass rod, impact extrusions, and forgings as well as a variety of end products including plumbing brass; automotive components; valves and fittings; and specialty copper, copper-alloy, and aluminum tubing. EPD manufactures and fabricates valves and assemblies for the refrigeration, air-conditioning, gas appliance, and barbecue grill markets. The Company's Chinese joint venture (Mueller-Xingrong) manufactures engineered copper tube for refrigeration applications. The OEM segment sells its products primarily to original equipment manufacturers, many of which are in the HVAC, plumbing, and refrigeration markets. Included in the OEM segment are the results of operations of Extruded Metals, Inc. since its acquisition on February 27, 2007.

Summarized segment information is as follows:

                                      Quarter Ended June 28, 2008
                           Plumbing &
                         Refrigeration      OEM      Corporate and
                             Segment      Segment     Eliminations     Total
                                            (In thousands)
Net sales                $   404,414   $   353,988   $    (4,931)  $   753,471
Cost of goods sold           340,146       325,695        (4,632)      661,209
Depreciation and
   amortization                7,261         3,468           275        11,004
Selling, general, and
   administrative expense     21,637         5,862         7,119        34,618
                          ----------    ----------    ----------    ----------
   Operating income           35,370        18,963        (7,693)       46,640
Interest expense                                                        (5,238)
Other income, net                                                          951
                                                                    ----------
   Income before
      income taxes                                                 $    42,353
                                                                    ==========

                                      Quarter Ended June 30, 2007
                           Plumbing &
                         Refrigeration      OEM      Corporate and
                             Segment      Segment     Eliminations     Total
                                            (In thousands)
Net sales                $   455,486   $   322,201   $    (5,040)  $   772,647
Cost of goods sold           371,859       294,631        (4,744)      661,746
Depreciation and
   amortization                7,298         3,733           275        11,306
Selling, general, and
   administrative expense     24,583         5,838         8,550        38,971
                          ----------    ----------    ----------    ----------
   Operating income           51,746        17,999        (9,121)       60,624
Interest expense                                                        (5,689)
Other income, net                                                        1,925
                                                                    ----------
   Income before
      income taxes                                                 $    56,860
                                                                    ==========

                                    Six Months Ended June 28, 2008
                           Plumbing &
                         Refrigeration      OEM      Corporate and
                             Segment      Segment     Eliminations     Total
                                            (In thousands)
Net sales                $   788,298   $   680,195   $   (10,914)  $ 1,457,579
Cost of goods sold           668,145       615,176       (10,315)    1,273,006
Depreciation and
   amortization               14,519         6,918           551        21,988
Selling, general, and
   administrative expense     45,180        13,564        14,165        72,909
                          ----------    ----------    ----------    ----------
   Operating income           60,454        44,537       (15,315)       89,676
Interest expense                                                       (10,705)
Other income, net                                                        4,968
                                                                    ----------
   Income before
      income taxes                                                 $    83,939
                                                                    ==========

                                    Six Months Ended June 30, 2007
                           Plumbing &
                         Refrigeration      OEM      Corporate and
                             Segment      Segment     Eliminations     Total
                                            (In thousands)
Net sales                $   825,482   $   565,931   $    (8,984)  $ 1,382,429
Cost of goods sold           683,355       524,088        (9,119)    1,198,324
Depreciation and
   amortization               14,637         7,083           552        22,272
Selling, general, and
   administrative expense     48,890        11,267        13,741        73,898
                          ----------    ----------    ----------    ----------
   Operating income           78,600        23,493       (14,158)       87,935
Interest expense                                                       (11,183)
Other income, net                                                        6,878
                                                                    ----------
   Income before
      income taxes                                                 $    83,630
                                                                    ==========

Note 5 - Comprehensive Income

     Comprehensive income is as follows:

                                               For the Quarter Ended
                                            June 28,                 June 30,
                                             2008                     2007
                                                   (In thousands)
Net income                               $    27,014             $    36,398
Other comprehensive income (loss), net
  of tax:
    Foreign currency translation               2,449                   5,084
    Amortization of prior service cost
      included in pension expense                 49                     101
    Amortization of actuarial gains and
      losses included in pension expense         106                     110
    Change in the fair value of
      derivatives                               (260)                   (146)
                                          ----------              ----------
Other comprehensive income                     2,344                   5,149
                                          ----------              ----------
Comprehensive income                     $    29,358             $    41,547
                                          ==========              ==========

                                               For the Six Months Ended
                                            June 28,                 June 30,
                                             2008                     2007
                                                   (In thousands)
Net income                               $    54,369             $    55,311
Other comprehensive income (loss), net
  of tax:
    Foreign currency translation               4,299                   6,477
    Amortization of prior service cost
      included in pension expense                114                     101
    Amortization of actuarial gains and
      losses included in pension expense         203                     110
    Change in the fair value of
      derivatives                                378                     372
                                          ----------              ----------
Other comprehensive income                     4,994                   7,060
                                          ----------              ----------
Comprehensive income                     $    59,363             $    62,371
                                          ==========              ==========

     The change in cumulative foreign currency translation adjustment primarily relates to the Company's investment in its foreign subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar. During the first six months of 2008, the value of the Chinese renminbi and the Mexican peso increased 7 percent and 6 percent, respectively, compared to the U.S. dollar.

Note 6 - Employee Benefits

     The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees. The components of net periodic benefit cost (income) are as follows:

                                               For the Quarter Ended
                                            June 28,                 June 30,
                                             2008                     2007
                                                   (In thousands)
Pension benefits:
   Service cost                          $       508             $       473
   Interest cost                               2,550                   2,025
   Expected return on plan assets             (3,833)                 (3,000)
   Amortization of prior service cost             77                      62
   Amortization of net loss                       75                     206
                                          ----------              ----------
Net periodic benefit income              $      (623)            $      (234)
                                          ==========              ==========
Other benefits:
   Service cost                          $        83             $     1,057
   Interest cost                                 376                     177
   Amortization of prior service cost              -                       2
   Amortization of net loss                       70                      46
                                          ----------              ----------
Net periodic benefit cost                $       529             $     1,282
                                          ==========              ==========

                                               For the Six Months Ended
                                            June 28,                June 30,
                                             2008                    2007
                                                   (In thousands)
Pension benefits:
   Service cost                          $     1,247             $     1,012
   Interest cost                               5,967                   4,156
   Expected return on plan assets             (8,755)                 (5,796)
   Amortization of prior service cost            179                     155
   Amortization of net loss                      129                     439
                                          ----------              ----------
Net periodic benefit income              $    (1,233)            $       (34)
                                          ==========              ==========
Other benefits:
   Service cost                          $       163             $     1,133
   Interest cost                                 755                     335
   Amortization of prior service cost              1                       4
   Amortization of net loss                      126                      92
                                          ----------              ----------
Net periodic benefit cost                $     1,045             $     1,564
                                          ==========              ==========

     The Company anticipates contributions to its pension plans for 2008 to be approximately $2.4 million. During the first half of 2008, contributions of approximately $1.1 million have been made to certain pension plans.


Note 7 - Acquisitions

     On February 27, 2007, the Company acquired 100 percent of the outstanding stock of Extruded Metals, Inc. (Extruded) for $32.8 million in cash, including transaction costs of $0.8 million. Extruded, located in Belding, Michigan, manufactures brass rod products, and during 2006 had annual sales of approximately $360 million. The acquisition of Extruded complements the Company's existing brass rod product line. The total estimated fair values of the assets acquired totaled $74.5 million, consisting primarily of receivables of $29.5 million, inventories of $29.1 million, property, plant, and equipment of $5.8 million, and prepaid pension asset of $6.9 million. The total estimated fair values of liabilities assumed totaled $41.7 million, consisting primarily of a working capital debt facility of $10.0 million, accounts payable and accrued expenses of $24.0 million, and postretirement obligations of $7.5 million. Immediately following the acquisition, the Company extinguished the working capital debt facility. The results of operations for Extruded are reported in the Company's OEM segment and have been included in the accompanying Condensed Consolidated Financial Statements from the acquisition date.


Note 8 - Income Taxes

     The Company's effective tax rate for the second quarter of 2008 was
36.2 percent compared with 36.0 percent for the same period last year. Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the second quarter of 2008 were the effect of foreign statutory rates lower than the U.S. rate and other foreign adjustments of $0.9 million and the effect of the U.S. production activities deduction of $0.6 million. These items were offset by state and local income tax expense, net of federal benefit, of $0.9 million and other differences of $1.1 million.

     The Company's effective tax rate for the first half of 2008 was 35.2 percent compared with 33.9 percent for the same period last year. Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first half of 2008 were the effect of foreign statutory rates lower than the U.S. rate and other foreign adjustments of $1.6 million and the U.S. production activities deduction effect of $1.3 million. These items were offset by state and local income tax expense, net of federal benefit, of $2.1 million and other differences of $1.0 million.

     Changes in tax contingencies had an immaterial effect on the effective tax rate during the second quarter and first half of 2008. Total unrecognized tax benefits at June 28, 2008 were $11.6 million, without consideration of any applicable federal benefit, and this amount includes $2.5 million of accrued interest. The Company includes interest and penalties related to income tax matters as a component of income tax expense. Of the $11.6 million, approximately $9.6 million would impact the effective tax rate, if recognized. During the first half of 2008, a benefit of $0.4 million, without consideration of any applicable federal benefit, was recorded as a result of various audit settlements and was offset by interest expense related to other unrecognized tax benefits of $0.6 million. Due to ongoing federal and state income tax audits and potential lapses of the statutes of limitations in various taxing jurisdictions, it is reasonably possible that unrecognized tax benefits may change in the next twelve months by up to $5.2 million.

     The Company files a consolidated U.S. federal income tax return and files numerous consolidated and separate income tax returns in many state, local, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2004 and with few exceptions is no longer subject to state, local, or foreign income tax examinations by tax authorities for years before 2001. The Internal Revenue Service is currently examining the Company's 2005 and 2006 consolidated U.S. federal income tax returns. Additionally, various state taxing authorities are currently examining a number of the Company's state income tax returns for years from 2004 forward. The results of these examinations are not expected to have a material impact on the Company's financial position or results of operations.

Note 9 - Other Income (Expense), Net

                                               For the Quarter Ended
                                            June 28,                 June 30,
                                             2008                     2007
                                                   (In thousands)
Interest income                          $     1,708             $     2,660
Gain on early retirement of debt                  74                       -
Minority interest in income of
   subsidiary                                 (1,010)                   (944)
(Loss) gain on disposal of
   properties, net                                (2)                      5
Environmental expense,
   non-operating properties                     (152)                   (257)
Other                                            333                     461
                                          ----------              ----------
Other income (expense), net              $       951             $     1,925
                                          ==========              ==========

                                               For the Six Months Ended
                                            June 28,                June 30,
                                             2008                    2007
                                                   (In thousands)
Interest income                          $     4,093             $     4,932
Gain on early retirement of debt               2,482                       -
Minority interest in income of
   subsidiary                                 (1,562)                 (1,346)
(Loss) gain on disposal of
   properties, net                              (341)                  3,137
Environmental expense,
   non-operating properties                     (270)                   (368)
Other                                            566                     523
                                          ----------              ----------
Other income (expense), net              $     4,968             $     6,878
                                          ==========              ==========


Note 10 - Recently Issued Accounting Standards

     Effective December 30, 2007, the Company adopted SFAS No. 157, "Fair Value Measurements" and SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The impact of adoption of these standards was not material.

     In 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS No. 158 requires employers to recognize the funded status of all pension and other postretirement plans in the statement of financial position, and requires employers to use its fiscal year-end as the measurement date for assets and liabilities of all its defined benefit pension and postretirement plans. Any adjustment as a result of the adoption of the measurement period provisions of SFAS No. 158 would be recorded as an adjustment to retained earnings. The Company adopted the measurement and disclosure provisions of SFAS No. 158 on December 30, 2006. The measurement period provisions of SFAS No. 158 are required to be adopted in fiscal years ending after December 15, 2008. In prior years, the Company used November 30 as the measurement date for the majority of its pension and postretirement plans. The Company will adopt the measurement period provisions for its fiscal year-end in 2008 and does not expect the impact of the adoption to be material.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal periods beginning after Nov. 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its Consolidated Financial Statements.

     In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS No. 162 to have a material impact on its Consolidated Financial Statements.

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

     Earnings and profitability are also subject to market trends such as substitute products and imports. Plastic plumbing systems are the primary substitute product; these products represent an increasing share of consumption. U.S. consumption of copper tubing is still predominantly supplied by U.S. manufacturers, although imports from Mexico are a significant factor. Brass rod consumption in the U.S. has steadily declined over the past five years, due to the outsourcing of many manufactured products.

Results of Operations

     During the second quarter of 2008, the Company's net sales were $753.5 million, which compares with net sales of $772.6 million over the same period of 2007. The decrease is due to reduced unit sales volumes in the Plumbing and Refrigeration segment, partially offset by the increased cost of copper, which is generally passed on to customers. Net sales were $1.46 billion in the first half of 2008 compared with $1.38 billion in the same period of 2007. The increase in net sales for the six-month period was primarily attributable to the increased cost of copper and increased sales following the acquisition of Extruded Metals, Inc. (Extruded) on February 27, 2007, partially offset by reduced sales volumes in the Plumbing & Refrigeration segment. The COMEX average price of copper was $3.67 in the first half of 2008, a 19 percent increase over the same period of 2007.

     Cost of goods sold decreased from $661.7 million in the second quarter of 2007 to $661.2 million in the same period of 2008. The decrease primarily resulted from decreased unit sales volumes and reduced aggregate conversion costs, partially offset by increased cost of raw material. Cost of goods sold for the six months ended June 30, 2008 was $1.27 billion compared with $1.20 billion for the first six months of 2007. The current year increase was attributable to higher material costs and increased costs following the acquisition of Extruded, partially offset by volume declines and reduced aggregate conversion costs. The Company has deferred recognizing potential gains resulting from liquidation of LIFO inventories during the first six months of 2008. The Company expects to replenish these inventories by the end of 2008 and, as such, has not recognized the effects of liquidating LIFO layers. In the event the Company is unable to replenish these inventories due to lack of availability or operational reasons, the Company would recognize a non-cash gain of approximately $22.7 million from the liquidation of LIFO layers based on quarter-end quantities.

     Depreciation and amortization remained consistent for all periods presented. Selling, general, and administrative expense was $34.6 million for the second quarter of 2008 compared with $39.0 million for the same period of 2007. The decrease is primarily due to decreased employment costs and lower sales and distribution expenses resulting from lower volumes. Year-to-date selling, general, and administrative expense was $72.9 million for 2008 compared with $73.9 million for the same period of 2007. This decrease is also due to decreased employment costs and lower sales and distribution expense, partially offset by increased bad debt expense and additional expenses following the acquisition of Extruded.

     Interest expense for the second quarter of 2008 totaled $5.2 million, compared with $5.7 million for the same period of 2007. For the first half of 2008, interest expense was $10.7 million compared with $11.2 million for the same period of 2007. The reduced interest expense is attributable to lower interest following the early extinguishment of $26.2 million of the Company's 6% Subordinated Debentures, partially offset by interest from increased borrowings at Mueller-Xingrong.

     Other income (expense), net was $1.0 million for the second quarter of 2008 compared with $1.9 million for the same period of 2007. The current year decrease was primarily due to decreased interest income from lower interest rates. Year-to-date, other income (expense), net was $5.0 million in 2008 compared with $6.9 million for the same period of 2007. The current year decrease is due primarily to the nonrecurring items included in each period. The first six months of 2008 includes a net gain of $2.5 million from the early extinguishment of the 6% Subordinated Debentures, while the same period in 2007 includes the recognition of a $3.1 million gain from the sale of non-operating royalty producing properties. Additionally, interest income decreased by $0.8 million due to lower interest rates.

     The Company's effective tax rate for the second quarter of 2008 was
36.2 percent compared with 36.0 percent for the same period last year. Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the second quarter of 2008 were the effect of foreign statutory rates lower than the U.S. rate and other foreign adjustments of $0.9 million and the effect of the U.S. production activities deduction of $0.6 million. These items were offset by state and local income tax expense, net of federal benefit, of $0.9 million and other differences of $1.1 million.

     The Company's effective tax rate for the first half of 2008 was 35.2 percent compared with 33.9 percent for the same period last year. Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first half of 2008 were the effect of foreign statutory rates lower than the U.S. rate and other foreign adjustments of $1.6 million and the U.S. production activities deduction effect of $1.3 million. These items were offset by state and local income tax expense, net of federal benefit, of $2.1 million and other differences of $1.0 million.

Plumbing & Refrigeration Segment

     Net sales by the Plumbing and Refrigeration segment were $404.4 million in the second quarter of 2008 compared with $455.5 million in the second quarter of 2007. Net sales for the first six months of 2008 were $788.3 million compared with $825.5 million over the same period in 2007. These decreases are primarily due to decreased unit sales volume in the majority of the segment's product lines, partially offset by the increase in the cost of copper. Cost of goods sold decreased from $371.9 million in the second quarter of 2007 to $340.1 million in the second quarter of 2008, and decreased from $683.4 million in the first six months of 2007 to $668.1 million in the first six months of 2008. These decreases resulted from lower sales volume and reduced aggregate conversion costs, partially offset by increased copper costs and increased per-unit freight costs.
Depreciation and amortization remained consistent in all periods presented. Selling, general and administrative expense decreased from $24.6 million in the second quarter of 2007 to $21.6 million in the second quarter of 2008, and decreased from $48.9 million in the first six months of 2007 to $45.2 million in the first six months of 2008. These decreases are primarily due to decreased employment costs and lower sales and distribution expense resulting from lower unit sales volume. Operating income for the segment decreased from $51.7 million in the second quarter of 2007 to $35.4 million in the second quarter of 2008, and decreased from $78.6 million in the first six months of 2007 to $60.5 million in the first six months of 2008 due primarily to lower sales volumes and reduced spreads in copper tube and fittings.

OEM Segment

     Net sales for the OEM segment increased from $322.2 million in the second quarter of 2007 to $354.0 million in the second quarter of 2008. The increase is due primarily to the increased raw material costs, which are generally passed on to customers. Net sales were $680.2 million in the first six months of 2008 compared with $565.9 million over the same period in 2007. The increase is due primarily to the acquisition of Extruded in February 2007, which contributed net sales of $213.8 million in 2008 compared with $129.5 million in 2007, and the increased cost of raw material. Cost of goods sold increased from $294.6 million in the second quarter 2007 to $325.7 million in the second quarter of 2008 and from $524.1 million in the first six months of 2007 to $615.2 million in the second quarter of 2008 due to the increased cost of raw material and the acquisition of Extruded. Depreciation and amortization remained consistent in all periods presented. Selling, general, and administrative expense remained consistent in the second quarter of 2008 compared with the second quarter of 2007 at approximately $5.8 million. Selling, general, and administrative expense increased to $13.6 million in the first six months of 2008 from $11.3 million in the first six months of 2007, due primarily to increased bad debt expense and additional expense following the acquisition of Extruded. Operating income for the segment increased from $18.0 million in the second quarter of 2007 to $19.0 million in the second quarter of 2008, and increased from $23.5 million in the first six months of 2007 to $44.5 million in the first six months of 2008 due primarily to higher spreads and lower aggregate conversion costs at the Company's brass rod operations and the acquisition of Extruded.

Liquidity and Capital Resources

     Cash provided by operating activities during the first half of 2008 totaled $3.6 million, which is primarily attributable to net income and depreciation and amortization, partially offset by increased receivables and decreased current liabilities. Fluctuations in the cost of copper and other raw materials affect the Company's liquidity. Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable. During the first half of 2008, the average COMEX copper price was approximately $3.67 per pound, which represents a 19 percent increase over the average price during the first half of 2007. This rise in the price of cathode has also resulted in sharp increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap. Subsequent to the end of the second quarter, copper prices continued to rise, trading above $4.07 per pound. Consequently, the Company has funded increases in working capital with cash on hand.

     During the first half of 2008, cash used in investing activities totaled $15.5 million, which consisted primarily of capital expenditures of $14.8 million. Cash used in financing activities during the first six months of 2008 totaled $24.5 million, which consisted primarily of repayments of long-term debt of $23.6 million and dividends paid totaling $7.4 million. During the first half of 2008, the Company repurchased and extinguished $26.2 million of its 6% Subordinated Debentures for $23.5 million, which after inclusion of the write-off of related debt issuance costs, resulted in a net gain of approximately $2.5 million.

     The Company has a $200 million unsecured line-of-credit (Credit Facility) which expires in December 2011. At June 28, 2008, the Company had no borrowings against the Credit Facility. The Credit Facility backed approximately $9.9 million in letters of credit at the end of the second quarter of 2008. As of June 28, 2008, the Company's total debt was $337.0 million or 31 percent of its total capitalization.

     Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios. As of June 28, 2008, the Company was in compliance with all of its debt covenants.

     The Company declared and paid a regular quarterly cash dividend of ten cents per common share in the first and second quarters of 2008. Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors. On May 1, 2008, the Company paid approximately $8.1 million in interest on its 6% Subordinated Debentures.

     Management believes that cash provided by operations and currently available cash of $273.6 million will be adequate to meet the Company's normal future capital expenditures and operational needs. The Company's current ratio was 3.2 to 1 at June 28, 2008.

     The Company's Board of Directors has extended, until October 2008, its authorization to repurchase up to ten million shares of the Company's Common Stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. From its initial authorization in 1999 through June 28, 2008, the Company had repurchased approximately 2.4 million shares under this authorization.

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

     The Company occasionally enters into forward fixed-price arrangements with certain customers. The Company may utilize forward contracts to hedge risks associated with forward fixed-price arrangements. The Company may also utilize forward contracts to manage price risk associated with inventory. Depending on the nature of the hedge, changes in the fair value of the forward contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of comprehensive income and reflected in earnings upon the sale of inventory. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory. At June 28, 2008, the Company held open forward contracts to purchase approximately $12.3 million of copper over the next six months related to fixed-price sales orders.

     Futures contracts may also be used to manage price risk associated with natural gas purchases. The effective portion of gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon consumption of natural gas. Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices. At June 28, 2008, the Company held no open forward contracts to purchase natural gas.

Interest Rates

     At June 28, 2008, the Company had variable-rate debt outstanding of $64.7 million, the majority of which related to the debt issued by Mueller-Xingrong. At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company's pretax earnings and cash flows. The primary interest rate exposure on floating-rate debt is based on LIBOR and on the base-lending rate published by the People's Bank of China.

Foreign Currency Exchange Rates

     Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material; however, the Company may utilize certain forward fixed-rate contracts to hedge such transactional exposures. Gains and losses with respect to these positions are deferred in stockholders' equity as a component of comprehensive income and reflected in earnings upon collection of receivables. At June 28, 2008, the Company held no open forward fixed-rate contracts.

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

Cautionary Statement Regarding Forward Looking Information

     Statements in this Quarterly Report on Form 10-Q that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties. These include economic and currency conditions, continued availability of raw materials and energy, market demand, pricing, competitive and technological factors, and the availability of financing, among others, as set forth in the Company's filings with the Securities and Exchange Commission (SEC). The words "outlook," "estimate," "project," "intend," "expect," "believe," "target," and similar expressions are intended to identify forward-looking statements. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. The Company has no obligation to publicly update or revise any forward-looking statements to reflect events after the date of this report.


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

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 28, 2008 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending June 28, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, during the first half of 2008, the Company began its implementation of an upgrade to its transaction processing system. The implementation process is ongoing.


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

  Carrier ACR Tube Action

     A Copper Tube Action (the Carrier ACR Tube Action) was filed in March 2006 in the United States District Court for the Western District of Tennessee by Carrier Corporation, Carrier S.A., and Carrier Italia S.p.A. (collectively, Carrier). The Carrier ACR Tube Action alleges anticompetitive activities with respect to the sale to Carrier of ACR copper tubes. The Company and Mueller Europe Ltd. (Mueller Europe) are named in the Carrier ACR Tube Action.

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

     The Company, Mueller Europe, WTC Holding Company, Deno Holding Company, and Deno Acquisition Eurl are named in the Indirect-Purchaser Copper Tube Action. The Company, Mueller Europe, WTC Holding Company, and Deno Holding Company have been served, but have not yet been required to respond, in the Indirect-Purchaser Copper Tube Action. Deno Acquisition Eurl has not been served with the complaint in the Indirect-Purchaser Copper Tube Action.

  Indirect-Purchaser Plumbing Tube Action

     Four Copper Tube Actions were filed in October 2004 in state court in California and were consolidated to become the Indirect-Purchaser Plumbing Tube Action. The Indirect-Purchaser Plumbing Tube Action is a purported class action brought on behalf of indirect purchasers of copper plumbing tubes in California and alleges anticompetitive activities with respect to the sale of copper plumbing tubes. The Company, WTC Holding Company, Inc. (WTC Holding Company), Deno Holding Company, Inc. (Deno Holding Company), Mueller Europe, and Deno Acquisition Eurl are named in the Indirect-Purchaser Plumbing Tube Action. Deno Acquisition Eurl has not been served with the complaint in the Indirect-Purchaser Plumbing Tube Action.

     The claims against WTC Holding Company and Deno Holding Company have been dismissed without prejudice in the Indirect-Purchaser Plumbing Tube Action. Mueller Europe has not yet been required to respond in the Indirect-Purchaser Plumbing Tube Action. The Company's demurrer to the complaint has been filed in the Indirect-Purchaser Plumbing Tube Action. The court overseeing the Indirect-Purchaser Plumbing Tube Action has stayed that action conditioned upon the parties' submitting periodic status reports on the status of the other Copper Tube Actions.

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

Environmental Matters

  Southeast Kansas Sites

     By letter dated October 10, 2006, the Kansas Department of Health and Environment (KDHE) advised the Company that environmental contamination has been identified at a former smelter site in southeast Kansas. KDHE asserts that the Company is a corporate successor to an entity that is alleged to have owned and operated the smelter from 1915 to 1918. The Company has since been advised of possible connections between that same entity and two other former smelter sites in Kansas. KDHE has requested that the Company and another potentially responsible party (PRP) negotiate a consent order with KDHE to address contamination at these sites. The Company has participated in preliminary discussions with KDHE and the other PRP. The Company believes it is not liable for the contamination but may consider negotiating a resolution as an alternative to litigation. The extent of the Company's obligation, if any, could depend, among other things, on (i) the outcome of possible feasibility studies, (ii) a chosen method of environmental response, (iii) the existence and viability of any additional PRPs, (iv) the terms of any cost sharing arrangement, and (v) the extent of recoveries, if any, from claims against insurance policies. If the Company incurs an obligation that becomes determinable and estimable, the obligation would require recognition which could be material to the Company's results of operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

     The Company's Board of Directors has extended, until October 2008, its authorization to repurchase up to ten million shares of the Company's Common Stock through open market transactions or through privately negotiated transactions. The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time. Any purchases will be funded primarily through existing cash and cash from operations. The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes. From its initial authorization in 1999 through June 28, 2008, the Company had repurchased approximately 2.4 million shares under this authorization. Below is a summary of the Company's stock repurchases for the period ended June 28, 2008.

                                 (a)          (b)          (c)          (d)
                                                        Total
                                                       Number of      Maximum
                                                        Shares       Number of
                                                      Purchased     Shares that
                                                      as Part of     May Yet Be
                               Total                   Publicly      Purchased
                             Number of     Average    Announced      Under the
                              Shares     Price Paid    Plans or       Plans or
                             Purchased    per Share    Programs       Programs
                                                                   7,647,030(1)
March 30 - April 26, 2008          -    $      -

April 27, -
   May 24, 2008                  401 (2)   32.68

May 25 - June 28, 2008             -           -

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

Item 4.     Submission of Matters to a Vote of Security Holders

     On May 1, 2008, the Company held its Annual Meeting of Stockholders at which three proposals were voted upon (i) the election of directors, (ii) the appointment of independent auditors, and (iii) a stockholder proposal regarding board membership. The following persons were duly elected to serve, subject to the Company's Bylaws, as Directors of the Company until the next Annual Meeting, or until election and qualification of their successors:

                                    Votes in Favor         Votes Withheld
     Alexander P. Federbush             33,753,221              1,402,990
     Paul J. Flaherty                   34,569,601                586,610
     Gennaro J. Fulvio                  34,340,772                815,439
     Gary S. Gladstein                  34,591,389                564,822
     Scott J. Goldman                   34,598,657                557,554
     Terry Hermanson                    31,309,212              3,846,999
     Harvey L. Karp                     34,398,373                757,838
     William D. O'Hagan                 31,599,607              3,556,604

     The proposal to approve the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm was ratified by 34,901,815 votes in favor, 241,923 votes against, and 12,472 votes abstaining. The stockholder proposal regarding board inclusiveness failed by 15,837,591 votes against, 14,303,024 votes in favor, and 2,770,619 votes abstaining. There were 2,244,977 broker non-votes related to the stockholder proposal.


Item 6.     Exhibits

     19.1     Mueller Industries, Inc.'s Quarterly Report to
              Stockholders for the quarter ended June 28, 2008. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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



                                       MUELLER INDUSTRIES, INC.


          July 22, 2008                /s/ Kent A. McKee
          Date                         Kent A. McKee
                                       Executive Vice President and
                                       Chief Financial Officer


          July 22, 2008                /s/ Richard W. Corman
          Date                         Richard W. Corman
                                       Vice President - Controller

                                 EXHIBIT INDEX

Exhibits         Description

   19.1 Mueller Industries, Inc.'s Quarterly Report to Stockholders for the quarter ended June 28, 2008. Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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