Form 10-Q
period 2008-09-27
MUELLER INDUSTRIES INC
filed 2008-10-21
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

(901) 753-3200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

The number of shares of the Registrant’s common stock outstanding as of October 20, 2008, was 37,141,323.

MUELLER INDUSTRIES, INC.

FORM 10–Q

For the Quarterly Period Ended September 27, 2008

PART I. FINANCIAL INFORMATION
Item 1.                      Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In thousands, except per share data)

Net sales	$665,496	$693,682	$2,123,075	$2,076,111

Cost of goods sold	588,469	603,219	1,861,475	1,801,543
Depreciation and amortization	11,529	11,582	33,517	33,854
Selling, general, and administrative expense	35,674	36,246	108,583	110,144
Copper antitrust litigation settlement	—	(8,865)	—	(8,865)

Operating income	29,824	51,500	119,500	139,435

Interest expense	(5,050)	(5,384)	(15,755)	(16,567)
Other income, net	2,319	4,060	7,287	10,938

Income before income taxes	27,093	50,176	111,032	133,806

Income tax expense	(8,422)	(18,852)	(37,992)	(47,171)

Net income	$18,671	$31,324	$73,040	$86,635

Weighted average shares for basic earnings per share	37,136	37,075	37,117	37,054
Effect of dilutive stock options	176	234	238	185

Adjusted weighted average shares for diluted earnings per share	37,312	37,309	37,355	37,239

Basic earnings per share	$0.50	$0.84	$1.97	$2.34

Diluted earnings per share	$0.50	$0.84	$1.96	$2.33

Dividends per share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 27, 2008	December 29, 2007
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$308,351	$308,618

Accounts receivable, less allowance for doubtful accounts
of $7,118 in 2008 and $5,015 in 2007	350,290	323,003

Inventories	260,937	269,032

Other current assets	38,849	39,694

Total current assets	958,427	940,347

Property, plant, and equipment, net	294,530	308,383
Goodwill	151,680	153,263
Other assets	51,719	47,211

	$1,456,356	$1,449,204

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 27, 2008	December 29, 2007
	(In thousands, except share data)
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$160,453	$72,743
Accounts payable	125,239	140,497
Accrued wages and other employee costs	36,666	39,984
Other current liabilities	83,773	81,829

Total current liabilities	406,131	335,053

Long-term debt	158,726	281,738
Pension liabilities	13,135	14,805
Postretirement liabilities other than pensions	21,845	21,266
Environmental reserves	8,853	8,897
Deferred income taxes	52,784	52,156
Other noncurrent liabilities	3,041	2,029

Total liabilities	664,515	715,944

Minority interest in subsidiary	26,558	22,765

Stockholders’ equity:
Preferred stock – shares authorized 5,000,000; none outstanding	—	—
Common stock – $.01 par value; shares authorized 100,000,000;
issued 40,091,502; outstanding 37,136,309 in 2008 and
37,079,903 in 2007	401	401
Additional paid-in capital	262,083	259,611
Retained earnings	546,441	484,534
Accumulated other comprehensive income	20,992	31,808
Treasury common stock, at cost	(64,634)	(65,859)

Total stockholders’ equity	765,283	710,495

Commitments and contingencies	—	—

	$1,456,356	$1,449,204

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 27, 2008	September 29, 2007
	(In thousands)
Cash flows from operating activities
Net income	$73,040	$86,635
Reconciliation of net income to net cash provided
by operating activities:
Depreciation and amortization	33,984	34,107
Gain on early retirement of debt	(2,482)	—
Minority interest in subsidiary, net of dividend paid	1,816	(644)
Stock-based compensation expense	2,238	1,975
Loss (gain) on disposal of properties	306	(3,114)
Deferred income taxes	(515)	(3,026)
Income tax benefit from exercise of stock options	(92)	(130)
Changes in assets and liabilities, net of business acquired:
Receivables	(29,130)	(36,370)
Inventories	6,635	57,656
Other assets	(5,350)	(6,103)
Current liabilities	(16,027)	13,669
Other liabilities	784	3,754
Other, net	(719)	(1,003)

Net cash provided by operating activities	64,488	147,406

Cash flows from investing activities
Capital expenditures	(17,871)	(22,776)
Net withdrawals from restricted cash balances	678	—
Acquisition of business, net of cash received	—	(31,970)
Proceeds from sales of properties	77	3,033

Net cash used in investing activities	(17,116)	(51,713)

Cash flows from financing activities
Repayments of long-term debt	(23,650)	(18,273)
Dividends paid	(11,133)	(11,117)
(Repayment) issuance of debt by joint venture, net	(12,491)	4,506
Issuance of shares under incentive stock option plans from treasury	1,074	1,093
Income tax benefit from exercise of stock options	92	130
Acquisition of treasury stock	(31)	(54)

Net cash used in financing activities	(46,139)	(23,715)

Effect of exchange rate changes on cash	(1,500)	762

(Decrease) increase in cash and cash equivalents	(267)	72,740
Cash and cash equivalents at the beginning of the period	308,618	200,471

Cash and cash equivalents at the end of the period	$308,351	$273,211

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

General

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.  This Quarterly Report on Form 10–Q should be read in conjunction with the Company’s Annual Report on Form 10–K, including the annual financial statements incorporated therein.

The accompanying unaudited interim financial statements include all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Note 1 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, computed using the treasury stock method.

Note 2 – Commitments and Contingencies

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business.  Due to the procedural stage of certain matters, the Company is unable to determine the likelihood of a materially adverse outcome in those matters or the amount or range of a potential loss.  Additionally, the Company may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Condensed Consolidated Financial Statements.

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

Mueller Brass EPA Settlement

Effective September 30, 2008, Mueller Brass Co., a wholly owned subsidiary of the Company, entered into a Consent Agreement and Final Order (CAFO) with the United States Environmental Protection Agency (EPA) to resolve alleged violations of certain federal and state regulations, including the Resource Conservation and Recovery Act, relating to hazardous waste treatment, storage and disposal at the Company’s facilities in Michigan.  Under the CAFO, Mueller Brass Co. will pay a civil penalty of $0.1 million, submit a closure plan for its steam cleaner tank system to the Michigan Department of Environmental Quality, and implement and complete a Supplemental Environmental Project with a capital expenditure of approximately $0.6 million.

U.S.S. Lead

On September 3, 2008, the EPA proposed to add the U.S.S. Lead Refinery, Inc. (Lead Refinery), a wholly owned subsidiary of the Company, site to the National Priorities List (NPL) established pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act.  The NPL is a list of sites where EPA has determined there has been a release or threatened release of contaminants.  Listing on the NPL is not a determination of liability but a determination of which sites require further investigation of the risks associated with the release or threatened release.  Comments on the proposed listing on the NPL must be submitted to EPA by November 3, 2008.  Lead Refinery intends to submit comments in response to EPA's proposal.  The Company is unable to determine the likelihood of a materially adverse outcome or the amount or range of a potential loss with respect to this matter.  Lead Refinery, without additional financial assistance, lacks the resources needed to complete any additional remediation that may be required

Other

Guarantees, in the form of letters of credit, are issued by the Company generally to guarantee the payment of insurance deductibles and retiree health benefits.  The terms of the Company’s guarantees are generally one year but are renewable annually as required.  The maximum potential amount of future payments the Company could have been required to make under its guarantees at September 27, 2008 was $10.0 million.

Note 3 – Long-term Debt

On October 26, 2004, as part of a Special Dividend, the Company issued $299.5 million in principal amount of its 6% Subordinated Debentures (the Debentures) due November 1, 2014.  Interest on the Debentures is payable semi-annually on May 1 and November 1.  The Company may repurchase the Debentures through open market transactions or through privately negotiated transactions.  During the first nine months of 2008, the Company repurchased and extinguished $26.2 million of the Debentures for $23.5 million, which resulted in a net gain of approximately $2.5 million.  Subsequent to quarter-end, the Company repurchased, through a privately negotiated transaction, and extinguished $122.9 million in principal amount of the Debentures for approximately $103.2 million.  As such, this principal amount is classified as current at September 27, 2008.  The net gain from this repurchase of approximately $19.1 million, after inclusion of the write-off of related debt issuance costs, will be recognized in the fourth quarter of 2008.

Note 4 – Inventories
	September 27, 2008	December 29, 2007
	(In thousands)

Raw material and supplies	$62,939	$82,875
Work-in-process	63,201	51,898
Finished goods	244,263	232,404
LIFO reserve	(101,503)	(91,127)
Valuation reserves	(7,963)	(7,018)

Inventories	$260,937	$269,032

The Company has deferred recognizing potential gains resulting from liquidation of LIFO inventories during the first nine months of 2008.  The Company expects to replenish these inventories by the end of 2008 and, as such, has not recognized the effects of liquidating LIFO layers.  In the event the Company is unable to replenish these inventories due to lack of availability or operational reasons, the Company would recognize a non-cash gain of approximately $18.4 million from the liquidation of LIFO layers based on quarter-end quantities.

At September 27, 2008 certain inventories were written down to the lower of cost or market.  The write down of approximately $3.3 million, or 6 cents per diluted share after tax, resulted from the open market price of copper falling below the inventories’ net book value.

Note 5 – Industry Segments

The Company’s reportable segments are Plumbing & Refrigeration and OEM.  For disclosure purposes, as permitted under Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of Standard Products (SPD), European Operations, and Mexican Operations.  The OEM segment is composed of Industrial Products (IPD), Engineered Products (EPD), and Mueller-Xingrong, the Company’s Chinese joint venture.  These segments are classified primarily by the markets for their products.  Performance of segments is generally evaluated by their operating income.

SPD manufactures copper tube, copper and plastic fittings, plastic pipe, and linesets.  These products are manufactured in the U.S.  SPD also imports and resells in North America brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products.  European Operations consist of copper tube manufacturing, with such products being sold in Europe and the Middle East, and import distribution of fittings, valves, and plumbing specialties primarily in the U.K. and Ireland.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The Plumbing & Refrigeration segment’s products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, and building product retailers.

IPD manufactures brass rod, impact extrusions, and forgings as well as a variety of end products including plumbing brass; automotive components; valves and fittings; and specialty copper, copper-alloy, and aluminum tubing.  EPD manufactures and fabricates valves and assemblies for the refrigeration, air-conditioning, gas appliance, and barbecue grill markets.  Mueller-Xingrong, the Company’s Chinese joint venture, manufactures engineered copper tube for refrigeration applications.  The OEM segment sells its products primarily to original equipment manufacturers, many of which are in the HVAC, plumbing, and refrigeration markets.  Included in the OEM segment are the results of operations of Extruded Metals, Inc. since its acquisition on February 27, 2007.

Summarized segment information is as follows:

	For the Quarter Ended September 27, 2008
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total
	(In thousands)

Net sales	$371,315	$299,470	$(5,289)	$665,496

Cost of goods sold	313,760	279,696	(4,987)	588,469
Depreciation and amortization	7,287	3,966	276	11,529
Selling, general, and administrative expense	24,819	5,165	5,690	35,674

Operating income	25,449	10,643	(6,268)	29,824

Interest expense				(5,050)
Other income, net				2,319

Income before income taxes				$27,093

	For the Quarter Ended September 29, 2007
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total
	(In thousands)

Net sales	$397,855	$302,122	$(6,295)	$693,682

Cost of goods sold	322,807	286,384	(5,972)	603,219
Depreciation and amortization	7,549	3,756	277	11,582
Selling, general, and administrative expense	24,104	6,373	5,769	36,246
Copper antitrust litigation settlement	(8,865)	—	—	(8,865)

Operating income	52,260	5,609	(6,369)	51,500

Interest expense				(5,384)
Other income, net				4,060

Income before income taxes				$50,176

Summarized segment information (continued):

	For the Nine Months Ended September 27, 2008
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total
	(In thousands)

Net sales	$1,159,613	$979,665	$(16,203)	$2,123,075

Cost of goods sold	981,905	894,872	(15,302)	1,861,475
Depreciation and amortization	21,806	10,884	827	33,517
Selling, general, and administrative expense	69,999	18,729	19,855	108,583

Operating income	85,903	55,180	(21,583)	119,500

Interest expense				(15,755)
Other income, net				7,287

Income before income taxes				$111,032

	For the Nine Months Ended September 29, 2007
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total
	(In thousands)

Net sales	$1,223,337	$868,053	$(15,279)	$2,076,111

Cost of goods sold	1,006,162	810,472	(15,091)	1,801,543
Depreciation and amortization	22,186	10,839	829	33,854
Selling, general, and administrative expense	72,994	17,640	19,510	110,144
Copper antitrust litigation settlement	(8,865)	—	—	(8,865)

Operating income	130,860	29,102	(20,527)	139,435

Interest expense				(16,567)
Other income, net				10,938

Income before income taxes				$133,806

Note 6 – Comprehensive Income

Comprehensive income is as follows:
	For the Quarter Ended		For the Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In thousands)

Net income	$18,671	$31,324	$73,040	$86,635

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(15,847)	2,883	(11,548)	9,360
Amortization of prior service cost included in pension expense	49	47	163	148
Amortization of actuarial gains and losses included in pension expense	579	(10)	782	100
Net unrealized gain on marketable securities	240	—	240	—
Change in the fair value of derivatives	(831)	228	(453)	600

Other comprehensive (loss) income	(15,810)	3,148	(10,816)	10,208

Comprehensive income	$2,861	$34,472	$62,224	$96,843

   The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in its foreign subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar.  During the first nine months of 2008, the value of the Chinese renminbi and the Mexican peso increased 8 percent and 1 percent, respectively, compared to the U.S. dollar while the U.K. pound sterling and the Canadian dollar decreased 8 percent and 5 percent, respectively, compared to the U.S. dollar.

Note 7 – Acquisitions

On February 27, 2007, the Company acquired 100 percent of the outstanding stock of Extruded Metals, Inc. (Extruded) for $32.8 million in cash, including transaction costs of $0.8 million.  Extruded, located in Belding, Michigan, manufactures brass rod products, and during 2006 had annual sales of approximately $360 million.  The acquisition of Extruded complements the Company’s existing brass rod product line.  The total estimated fair values of the assets acquired totaled $74.6 million, consisting primarily of receivables of $29.5 million, inventories of $29.1 million, property, plant, and equipment of $8.3 million, and prepaid pension asset of $6.9 million.  The total estimated fair values of liabilities assumed totaled $41.8 million, consisting primarily of a working capital debt facility of $10.0 million, accounts payable and accrued expenses of $23.0 million, and postretirement obligations of $7.5 million.  Immediately following the acquisition, the Company extinguished the working capital debt facility.  The results of operations for Extruded are reported in the Company’s OEM segment and have been included in the accompanying Condensed Consolidated Financial Statements from the acquisition date.

Note 8 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended		For the Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In thousands)

Pension benefits:
Service cost	$529	$506	$1,776	$1,518
Interest cost	2,548	2,078	8,515	6,234
Expected return on plan assets	(3,744)	(2,952)	(12,499)	(8,748)
Amortization of prior service cost	77	78	256	233
Amortization of net loss	51	219	180	658

Net periodic benefit income	$(539)	$(71)	$(1,772)	$(105)

Other benefits:
Service cost	$74	$(284)	$237	$849
Interest cost	326	437	1,081	772
Amortization of prior service cost (credit)	1	(2)	2	2
Amortization of net loss	54	45	180	137
Curtailment gain	—	(194)	—	(194)

Net periodic benefit cost	$455	$2	$1,500	$1,566

The Company anticipates contributions to its pension plans for 2008 to be approximately $2.4 million.  During the first nine months of 2008, contributions of approximately $1.7 million have been made to certain pension plans.

Note 9 – Income Taxes

The Company’s effective tax rate for the third quarter of 2008 was 31.1 percent compared with 37.6 percent for the same period last year.  The difference between the effective tax rate and what would be computed using the U.S. Federal statutory tax rate for the third quarter of 2008 is primarily related to the recognition of benefits from the U.S. production activities deduction of $0.5 million, valuation allowance changes resulting in a benefit of $1.3 million, and other benefits of $1.1 million.  These benefits were partially offset by the provision for state taxes of $1.3 million, net of federal benefit and foreign items totaling $0.6 million.

The Company’s effective tax rate for the first nine months of 2008 was 34.2 percent compared with 35.3 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. Federal statutory tax rate for the first nine months of 2008 were a benefit of $1.0 million related to valuation allowance changes, a benefit from the U.S. production activities deduction of $1.8 million, and other benefits of $1.5 million, partially offset by the provision for state taxes of $3.4 million, net of federal benefit.

Changes in tax contingencies had an immaterial effect on the effective tax rate during the third quarter and first nine months of 2008.  Total unrecognized tax benefits at September 27, 2008 were $11.3 million, without consideration of any applicable federal benefit, and this amount includes $2.5 million of accrued interest.  The Company includes interest and penalties related to income tax matters as a component of income tax expense.  Of the $11.3 million, approximately $9.3 million would impact the effective tax rate, if recognized.  Due to ongoing federal and state income tax audits and potential lapses of the statutes of limitations in various taxing jurisdictions, it is reasonably possible that unrecognized tax benefits may change in the next twelve months by up to $5.2 million.

The Company files a consolidated U.S. federal income tax return and files numerous consolidated and separate income tax returns in many state, local, and foreign jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations for years before 2004 and with few exceptions is no longer subject to state, local, or foreign income tax examinations by tax authorities for years before 2001.  The Internal Revenue Service is currently examining the Company’s 2005 and 2006 consolidated U.S. federal income tax returns.  Additionally, various state taxing authorities are currently examining a number of the Company’s state income tax returns for years from 2005 forward.  The results of these examinations are not expected to have a material impact on the Company’s financial position or results of operations.

Note 10 – Other Income, Net
	For the Quarter Ended		For the Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In thousands)

Interest income	$2,023	$3,168	$6,116	$8,100
Gain on early retirement of debt	—	—	2,482	—
Minority interest in (income) loss of subsidiary	(254)	626	(1,816)	(720)
Gain (loss) on disposal of properties, net	35	(23)	(306)	3,114
Environmental expense, non-operating properties	(126)	(119)	(396)	(487)
Other	641	408	1,207	931

Other income, net	$2,319	$4,060	$7,287	$10,938

Note 11 – Recently Issued Accounting Standards

Effective December 30, 2007, the Company adopted SFAS No. 157, Fair Value Measurements and SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The impact of adoption of these standards was not material.

In 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS No. 158 requires employers to recognize the funded status of all pension and other postretirement plans in the statement of financial position, and requires employers to use its fiscal year-end as the measurement date for assets and liabilities of all its defined benefit pension and postretirement plans.  Any adjustment as a result of the adoption of the measurement period provisions of SFAS No. 158 would be recorded as an adjustment to retained earnings.  The Company adopted the measurement and disclosure provisions of SFAS No. 158 on December 30, 2006.  The measurement period provisions of SFAS No. 158 are required to be adopted in fiscal years ending after December 15, 2008.  In prior years, the Company used November 30 as the measurement date for the majority of its pension and postretirement plans.  The Company will adopt the measurement period provisions for its fiscal year-end in 2008 and does not expect the impact of the adoption to be material.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal periods beginning after Nov. 15, 2008.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on its Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect the adoption of SFAS No. 162 to have a material impact on its Consolidated Financial Statements.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company's businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the OEM segment.  For disclosure purposes, as permitted under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), European Operations, and Mexican Operations.  The OEM segment is composed of the Industrial Products Division (IPD), Engineered Products Division (EPD), and Mueller-Xingrong, the Company’s Chinese joint venture.  These reportable segments are described in more detail below.  SPD manufactures and sells copper tube, copper and plastic fittings, plastic pipe, and valves in North America and sources products for import distribution in North America.  European Operations manufactures copper tube in Europe, which is sold in Europe and the Middle East; activities also include import distribution in the U.K. and Ireland.  Mexican Operations include pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The Plumbing & Refrigeration segment sells products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers.  The OEM segment manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies.  The Company’s Chinese joint venture (Mueller-Xingrong) manufactures engineered copper tube for refrigeration applications; these products are sold primarily to OEM’s located in China.  The OEM segment sells its products primarily to original equipment manufacturers, many of which are in the HVAC, plumbing, and refrigeration markets.

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

Profitability of certain of the Company's product lines depends upon the "spreads" between the cost of raw material and the selling prices of its completed products.  The open market prices for copper cathode and scrap, for example, influence the selling price of copper tubing, a principal product manufactured by the Company.  The Company attempts to minimize the effects on profitability from fluctuations in material costs by passing through these costs to its customers.  The Company’s earnings and cash flow are dependent upon these spreads that fluctuate based upon market conditions.

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

Results of Operations

During the third quarter of 2008, the Company’s net sales were $665.5 million, which compares with net sales of $693.7 million over the same period of 2007.  The decrease is due to reduced unit sales volume, partially offset by the increased selling prices resulting from the increased average cost of raw material during the period, which is generally passed on to customers.  Net sales were $2.12 billion for the nine months ended September 27, 2008 compared with $2.08 billion in the same period of 2007.  The increase in net sales for the nine-month period was primarily attributable to the increased selling prices and contributions from the acquisition of Extruded Metals, Inc. (Extruded) on February 27, 2007, partially offset by reduced unit sales volume.  The COMEX average price of copper, the Company’s principal raw material, was $3.59 in the first nine months of 2008, a 12 percent increase over the same period of 2007.

Cost of goods sold decreased from $603.2 million in the third quarter of 2007 to $588.5 million in the same period of 2008.  The decrease primarily resulted from decreased sales volume, partially offset by increased average cost of raw material, increased utilities, and increased freight costs during the current quarter.  Cost of goods sold for the nine months ended September 27, 2008 was $1.86 billion compared with $1.80 billion for the first nine months of 2007.  The current year increase was attributable to higher average raw material costs, increased utilities and freight, and increased costs following the acquisition of Extruded, partially offset by sales volume declines.  Additionally, during the final week of the quarter and continuing into the following two weeks subsequent to quarter-end, the market value of copper, the Company’s principal raw material, declined by approximately 34 percent.  As a result, certain inventories were written down to the lower of cost or market at September 27, 2008.  The write down of approximately $3.3 million, or 6 cents per diluted share after tax, resulted from the open market price of copper falling below the inventories’ net book value.

The Company has also deferred recognizing potential gains resulting from liquidation of LIFO inventories during the first nine months of 2008.  The Company expects to replenish these inventories by the end of 2008 and, as such, has not recognized the effects of liquidating LIFO layers.  In the event the Company is unable to replenish these inventories due to lack of availability or operational reasons, the Company would recognize a non-cash gain of approximately $18.4 million from the liquidation of LIFO layers based on quarter-end quantities.

Depreciation and amortization remained consistent for all periods presented.  Selling, general, and administrative expense was $35.7 million for the third quarter of 2008 compared with $36.2 million for the same period of 2007.  The decrease is primarily due to decreased employment costs and lower sales and distribution expenses resulting from lower sales volume.  Year-to-date selling, general, and administrative expense was $108.6 million for 2008 compared with $110.1 million for the same period of 2007.  This decrease is also due to decreased employment costs and lower aggregate sales and distribution expense, partially offset by increased bad debt expense and additional expenses following the acquisition of Extruded.

During the third quarter of 2007, the Company recognized a nonrecurring pre-tax gain of approximately $8.9 million resulting from a settlement agreement terminating a lawsuit against J.P Morgan Chase & Co. and Morgan Guaranty Trust Company of New York (collectively Morgan).

Interest expense for the third quarter of 2008 totaled $5.1 million, compared with $5.4 million for the same period of 2007.  Year-to-date, interest expense was $15.8 million in 2008 compared with $16.6 million for the same period of 2007.  The reduced interest expense is attributable to lower interest following the early extinguishment of $26.2 million of the Company’s 6% Subordinated Debentures in the first half of 2008, partially offset by interest from increased borrowings at Mueller-Xingrong.

Other income, net was $2.3 million for the third quarter of 2008 compared with $4.1 million for the same period of 2007.  The current year decrease was primarily due to decreased interest income resulting from lower interest rates, and increased elimination of minority interest in the third quarter of 2008 versus minority interest benefit in the same period of 2007.  Year-to-date, other income, net was $7.3 million in 2008 compared with $10.9 million for the same period of 2007.  The current year decrease is due primarily to decreased interest income of $2.0 million resulting from lower interest rates and increased elimination of minority interest.  Additionally, year-to-date 2008 includes a net gain of $2.5 million from the early extinguishment of the 6% Subordinated Debentures, while the same period in 2007 includes the recognition of a $3.1 million gain from the sale of non-operating royalty producing properties.

The Company’s effective tax rate for the third quarter of 2008 was 31.1 percent compared with 37.6 percent for the same period last year.  The difference between the effective tax rate and what would be computed using the U.S. Federal statutory tax rate for the third quarter of 2008 is primarily related to the recognition of benefits from the U.S. production activities deduction of $0.5 million, valuation allowance changes resulting in a benefit of $1.3 million, and other benefits of $1.1 million.  These benefits were partially offset by the provision for state taxes of $1.3 million, net of federal benefit and foreign items totaling $0.6 million.

The Company’s effective tax rate for the first nine months of 2008 was 34.2 percent compared with 35.3 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. Federal statutory tax rate for the first nine months of 2008 were a benefit of $1.0 million related to valuation allowance changes, a benefit from the U.S. production activities deduction of $1.8 million, and other benefits of $1.5 million, partially offset by the provision for state taxes of $3.4 million, net of federal benefit.

Plumbing & Refrigeration Segment

Net sales by the Plumbing and Refrigeration segment were $371.3 million in the third quarter of 2008 compared with $397.9 million in the third quarter of 2007.  Net sales for the first nine months of 2008 were $1.16 billion compared with $1.22 billion over the same period in 2007.  These decreases are primarily due to decreased sales volume in the majority of the segment’s product lines, partially offset by the increased selling prices.  Cost of goods sold decreased from $322.8 million in the third quarter of 2007 to $313.8 million in the third quarter of 2008, and decreased from $1.01 billion in the first nine months of 2007 to $0.98 billion in the first nine months of 2008.  These decreases resulted from lower sales volume, partially offset by increased average raw material costs, increased utilities, and increased per-unit freight costs.  Also impacting 2008 quarterly and year-to-date cost of goods sold was a $2.4 million pre-tax charge to write down certain inventories to the lower of cost or market.  Depreciation and amortization remained consistent in all periods presented.  Selling, general and administrative expense remained relatively consistent in the third quarter of 2008 compared with the third quarter of 2007, and decreased to $70.0 million in the first nine months of 2008 from $73.0 million in the first nine months of 2007.  These decreases are primarily due to decreased employment costs and lower aggregate sales and distribution expense resulting from lower unit sales volume.  Operating income for the segment decreased from $52.3 million in the third quarter of 2007 to $25.4 million in the third quarter of 2008, and decreased from $130.9 million in the first nine months of 2007 to $85.9 million in the first nine months of 2008 due primarily to lower sales volume in the majority of the segment’s core product lines, increased utilities and freight costs, and a nonrecurring pre-tax gain from the Morgan copper antitrust litigation settlement agreement of $8.9 million recognized in the third quarter of 2007.

OEM Segment

Net sales for the OEM segment declined from $302.1 million in the third quarter of 2007 to $299.5 million in the third quarter of 2008.  The decrease is due primarily to lower sales volume, partially offset by increased selling prices.  Net sales were $979.7 million in the first nine months of 2008 compared with $868.1 million over the same period in 2007.  The increase is due primarily to the acquisition of Extruded in February 2007, which contributed net sales of $300.5 million in 2008 compared with $222.9 million in 2007, and the increased average cost of raw material, partially offset by reduced sales volume.  Cost of goods sold decreased from $286.4 million in the third quarter 2007 to $279.7 million in the third quarter of 2008.   The decrease is due primarily to lower sales volume, partially offset by increased average raw material costs.  Year-to-date, cost of goods sold increased from $810.5 million in 2007 to $894.9 million in 2008 due to the increased average cost of raw material and the acquisition of Extruded, partially offset by reduced sales volume.  Additionally, 2008 quarterly and year-to-date cost of goods sold reflects a $0.9 million pre-tax charge to write down certain inventories to the lower of cost or market.  Depreciation and amortization remained consistent in all periods presented.  Selling, general, and administrative expense decreased $1.2 million to $5.2 million in the third quarter of 2008 due primarily to the impact of foreign currency transaction gains and declines in various other costs.  Selling, general, and administrative expense increased to $18.7 million in the first nine months of 2008 from $17.6 million in the first nine months of 2007, due primarily to increased bad debt expense and additional expense following the acquisition of Extruded.  Operating income for the segment increased from $5.6 million in the third quarter of 2007 to $10.6 million in the third quarter of 2008, and increased from $29.1 million in the first nine months of 2007 to $55.2 million in the first nine months of 2008 due primarily to higher spreads at the Company’s brass rod operations and the acquisition of Extruded.

Liquidity and Capital Resources

Cash provided by operating activities during the first nine months of 2008 totaled $64.5 million, which is primarily attributable to net income and depreciation and amortization, partially offset by increased receivables and decreased current liabilities.  Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.  During the first nine months of 2008, the average COMEX copper price was approximately $3.59 per pound, which represents a 12 percent increase over the average price during the first nine months of 2007.  This rise in the price of cathode has also resulted in sharp increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.

During the first nine months of 2008, cash used in investing activities totaled $17.1 million, which consisted primarily of capital expenditures of $17.9 million reduced by net withdrawals from restricted cash balances and proceeds from sales of properties.  Cash used in financing activities during the first nine months of 2008 totaled $46.1 million, which consisted primarily of repayments of long-term debt of $36.1 million and dividends paid totaling $11.1 million.

The Company repurchased and extinguished, during the first nine months of 2008, $26.2 million of its 6% Subordinated Debentures (the Debentures) for $23.5 million, which resulted in a net gain of approximately $2.5 million.  Subsequent to quarter-end, the Company repurchased, through a privately negotiated transaction, and extinguished $122.9 million in principal amount of the Debentures for approximately $103.2 million.  As such, this principal amount is classified as current at September 27, 2008.  The net gain from this repurchase of approximately $19.1 million, after inclusion of the write-off of related debt issuance costs, will be recognized in the fourth quarter of 2008.

The Company has a $200 million unsecured line-of-credit (Credit Facility) which expires in December 2011.  At September 27, 2008, the Company had no borrowings against the Credit Facility.  The Credit Facility backed approximately $9.9 million in letters of credit at the end of the third quarter of 2008.  As of September 27, 2008, the Company’s total debt was $319.2 million or 29 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of September 27, 2008, the Company was in compliance with all of its debt covenants.

The Company declared and paid a regular quarterly cash dividend of ten cents per common share in each of the first three quarters of 2008.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.  On November 1, 2008, the Company will pay approximately $4.5 million in interest on the Debentures that remain outstanding.

Management believes that cash provided by operations and currently available cash of $308.4 million, prior to the Debenture repurchase, will be adequate to meet the Company’s normal future capital expenditures and operational needs.  The Company’s current ratio was 2.4 to 1 at September 27, 2008.

The Company’s Board of Directors has extended, until October 2009, its authorization to repurchase up to ten million shares of the Company’s Common Stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 27, 2008, the Company had repurchased approximately 2.4 million shares under this authorization.

There have been no significant changes in the Company’s contractual cash obligations reported at December 29, 2007.

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

Cost and Availability of Raw Materials and Energy

Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  Significant increases in the cost of metal, to the extent not reflected in prices for the Company’s finished products, or the lack of availability could materially and adversely affect the Company’s business, results of operations and financial condition.

The Company occasionally enters into forward fixed-price arrangements with certain customers.  The Company may utilize forward contracts to hedge risks associated with forward fixed-price arrangements.  The Company may also utilize forward contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the forward contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At September 27, 2008, the Company held open forward contracts to purchase approximately $17.2 million of copper through December 2009 related to fixed-price sales orders.

Futures contracts may also be used to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated other comprehensive income and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  At September 27, 2008, the Company held no open forward contracts to purchase natural gas.

Interest Rates

At September 27, 2008, the Company had variable-rate debt outstanding of $46.9 million, the majority of which related to the debt issued by Mueller-Xingrong.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows.  The primary interest rate exposure on floating-rate debt is based on LIBOR and on the base-lending rate published by the People’s Bank of China.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material; however, the Company may utilize certain forward fixed-rate contracts to hedge such transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders’ equity as a component of comprehensive income and reflected in earnings upon collection of receivables.  At September 27, 2008, the Company held no open forward fixed-rate contracts.

The Company’s primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars.  The primary currencies to which the Company is exposed include the Canadian dollar, the British pound sterling, the Euro, the Mexican peso, and the Chinese renminbi.  The Company generally views as long-term its investments in foreign subsidiaries with a functional currency other than the U.S. dollar.  As a result, the Company generally does not hedge these net investments.

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

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in Company reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 27, 2008 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending September 27, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, during the first nine months of 2008, the Company began its implementation of an upgrade to its transaction processing system.  The implementation process is ongoing.

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

In July 2007, the Carrier ACR Tube Action was dismissed in its entirety for lack of subject matter jurisdiction as to all defendants.  In August 2007, plaintiffs filed with the United States Court of Appeals for the Sixth Circuit a notice of appeal from the judgment and order dismissing the complaint in the Carrier ACR Tube Action.  The Company and Mueller Europe filed notices of cross-appeal in August 2007.

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

The Company, Mueller Europe, WTC Holding Company, Inc. (WTC Holding Company), Deno Holding Company, Inc. (Deno Holding Company), and Deno Acquisition Eurl are named in the Indirect-Purchaser Copper Tube Action.  The Company, Mueller Europe, WTC Holding Company, and Deno Holding Company have been served, but have not yet been required to respond, in the Indirect-Purchaser Copper Tube Action.  Deno Acquisition Eurl has not been served with the complaint in the Indirect-Purchaser Copper Tube Action.

Indirect-Purchaser Plumbing Tube Action

Four Copper Tube Actions were filed in October 2004 in state court in California and were consolidated to become the Indirect-Purchaser Plumbing Tube Action.  The Indirect-Purchaser Plumbing Tube Action is a purported class action brought on behalf of indirect purchasers of copper plumbing tubes in California and alleges anticompetitive activities with respect to the sale of copper plumbing tubes.  The Company, Mueller Europe, WTC Holding Company, Deno Holding Company, and Deno Acquisition Eurl are named in the Indirect-Purchaser Plumbing Tube Action.  Deno Acquisition Eurl has not been served with the complaint in the Indirect-Purchaser Plumbing Tube Action.

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

On August 27, 2008 the CBSA completed a review process pursuant to which revised normal values were issued to exporters of subject goods, including the Company.  The Company does not anticipate any substantial impairment of its ability to compete in Canada compared to the situation that existed prior to August 27, 2008.  Mueller’s normal values are subject to potential review and revision in the future.  Depending on the level of these revised normal values, the Company's ability to compete in Canada could be affected. However, given the small percentage of its products that are sold for export to Canada, the Company does not anticipate any material adverse effect on its financial condition as a result of the antidumping case in Canada.

Employment Litigation

On June 1, 2007, the Company filed a lawsuit in the Circuit Court of Dupage County, Illinois against Peter D. Berkman and Jeffrey A. Berkman, former executives of the Company and B&K Industries, Inc. (B&K), a wholly owned subsidiary of the Company, relating to their alleged breach of fiduciary duties and contractual obligations to the Company through, among other things, their involvement with a supplier of B&K during their employment with B&K.  The lawsuit alleges appropriation of corporate opportunities for personal benefit, failure to disclose competitive interests or other conflicts of interest, and unfair competition, as well as breach of employment agreements in connection with the foregoing.  The lawsuit seeks compensatory and punitive damages, and other appropriate relief.  In August 2007, the defendants filed an answer to the complaint admitting Peter Berkman had not sought authorization to have an ownership interest in a supplier, and a counterclaim against the Company, B&K and certain of the Company’s officers and directors alleging defamation, tortious interference with prospective economic relations, and conspiracy, and seeking damages in unspecified amounts.  In September 2007, Homewerks Worldwide LLC, an entity formed by Peter Berkman, filed a complaint as an intervenor based on substantially the same allegations included in the Berkmans’ counterclaim.  In October 2007, the Company filed a motion seeking to have the Berkmans’ counterclaim dismissed as a matter of law.  On January 3, 2008 the Court overruled that motion and the case proceeded to discovery of the relevant facts.

On September 5, 2008 Peter Berkman withdrew prior responses to discovery and asserted the privilege against self-incrimination of the Fifth Amendment as to all discovery requests directed to him.  By that assertion, he took the position that his testimony about his actions would have the potential of exposing him to a criminal charge or criminal charges.  On October 20, 2008, the Company filed motion seeking leave to interpose an Amended Answer and Affirmative Defenses to Peter Berkman’s and Jeffrey Berkman’s Counterclaims and an Amended Answer and Affirmative Defenses to Homewerks Worldwide  LLC’s Complaint, setting forth new affirmative defenses based on the assertion of the Fifth Amendment by Peter Berkman.

The Company believes that the counterclaims are without merit and intends to defend them vigorously.  The Company does not anticipate any material adverse effect on its business or financial condition as a result of this litigation.

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

Mueller Brass EPA Settlement

Effective September 30, 2008, Mueller Brass Co., a wholly owned subsidiary of the Company, entered into a Consent Agreement and Final Order (CAFO) with the United States Environmental Protection Agency (EPA) to resolve alleged violations of certain federal and state regulations, including the Resource Conservation and Recovery Act, relating to hazardous waste treatment, storage and disposal at the Company’s facilities in Michigan.  Under the CAFO, Mueller Brass Co. will pay a civil penalty of $0.1 million, submit a closure plan for its steam cleaner tank system to the Michigan Department of Environmental Quality, and implement and complete a Supplemental Environmental Project with a capital expenditure of approximately $0.6 million.

U.S.S. Lead

On September 3, 2008, the EPA proposed to add the U.S.S. Lead Refinery, Inc. (Lead Refinery), a wholly owned subsidiary of the Company, site to the National Priorities List (NPL) established pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act.  The NPL is a list of sites where EPA has determined there has been a release or threatened release of contaminants.  Listing on the NPL is not a determination of liability but a determination of which sites require further investigation of the risks associated with the release or threatened release.  Comments on the proposed listing on the NPL must be submitted to EPA by November 3, 2008.  Lead Refinery intends to submit comments in response to EPA's proposal.  The Company is unable to determine the likelihood of a materially adverse outcome or the amount or range of a potential loss with respect to this matter.  Lead Refinery, without additional financial assistance, lacks the resources needed to complete any additional remediation that may be required.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2009, its authorization to repurchase up to ten million shares of the Company’s Common Stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 27, 2008, the Company had repurchased approximately 2.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended September 27, 2008.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
					7,647,030	(1)
June 29 – July 26, 2008	—		$—

July 27 – August 23, 2008	—		—

August 24 – September 27, 2008	678	(2)	—

(1) Shares available to be purchased under the Company's 10 million share repurchase authorization until
October 2009. The extension of the authorization was announced on October 21, 2008.

(2) Shares tendered to the Company by employee stock option holders in payment of the option purchase price and/or withholding taxes upon exercise.

Item 6.                      Exhibits

10.1
Amended and Restated Consulting Agreement between the Registrant and William D. O’Hagan, dated September 11, 2008 (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 16, 2008).

19.1
Mueller Industries, Inc.’s Quarterly Report to Stockholders for the quarter ended September 27, 2008.  Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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

MUELLER INDUSTRIES, INC.

/s/ Kent A. McKee
Kent A. McKee
October 21, 2008	Executive Vice President and
Date	Chief Financial Officer

/s/ Richard W. Corman
October 21, 2008	Richard W. Corman
Date	Vice President – Controller

EXHIBIT INDEX

Exhibits	Description

19.1
Mueller Industries, Inc.’s Quarterly Report to Stockholders for the quarter ended September 27, 2008.  Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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