Form 10-K
period 2008-12-27
MUELLER INDUSTRIES INC
filed 2009-02-24
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (901) 753-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           Yes ☒No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act ..           Yes ☐No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1,181,601,927.

The number of shares of the Registrant’s common stock outstanding as of February 20, 2009 was 37,143,163 excluding 2,948,339 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into this Report: Registrant’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, scheduled to be mailed on or about March 25, 2009 (Part III).

MUELLER INDUSTRIES, INC.

_____________________

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

____________________

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

The Company's businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the Original Equipment Manufacturers (OEM) segment.  For disclosure purposes, as permitted under Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), European Operations, and Mexican Operations.  The OEM segment is composed of the Industrial Products Division (IPD), Engineered Products Division (EPD), and Mueller-Xingrong, the Company’s Chinese joint venture.  Certain administrative expenses and expenses related primarily to retiree benefits at inactive operations are combined into the Corporate and Eliminations classification.  These reportable segments are described in more detail below.

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

The OEM segment manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies.  Mueller-Xingrong manufactures engineered copper tube primarily for air conditioning applications; these products are sold primarily to OEMs located in China.  The OEM segment sells its products primarily to original equipment manufacturers, many of which are in the HVAC, plumbing, and refrigeration markets.

Information concerning segments and geographic information appears under “Note 14 - Industry Segments” in the Notes to Consolidated Financial Statements for the year ended December 27, 2008 in Item 8 of this Report, which is incorporated herein by reference.

The majority of the Company's manufacturing facilities operated at moderate levels during the first half of 2006.  Since then, the Company's manufacturing facilities operated at low levels due to reduced market demand.

New housing starts and commercial construction are important determinants of the Company’s sales to the HVAC, refrigeration, and plumbing markets because the principal end use of a significant portion of the Company’s products is in the construction of single and multi-family housing and commercial buildings.  Repairs and remodeling projects are also important drivers of underlying demand for these products.  The following are important economic indicators that impact the Company’s businesses.  Per the U.S. Census Bureau, new housing starts in the U.S. were 0.9 million, 1.4 million, and 1.8 million in 2008, 2007, and 2006, respectively.  The Value of Private Non-Residential Construction put in place was $417.9 billion in 2008, $349.8 billion in 2007, and $295.7 billion in 2006.  The average 30-year fixed mortgage rate was 5.33 percent in December 2008, 6.10 percent in December 2007, and 6.14 percent in December 2006.

During the latter half of 2008, general economic conditions in the U.S. deteriorated significantly, especially in the housing market and have led to financial distress for many financial institutions.  The financial distress experienced by those institutions has significantly reduced the availability of credit.  These factors, as well as declining consumer confidence, have led to significantly reduced new housing construction in virtually all U.S. markets, which significantly affects sales volumes in many of the Company’s business units.  Per the U.S. Census Bureau, during the fourth quarter of 2008, new housing starts were approximately 0.2 million, which was a 44 percent decrease from the same period in 2007.  This condition has continued to worsen in 2009, as January new housing starts decreased 57 percent from the same period in 2008.  Similar conditions in the U.K. also have slowed shipment volumes in that market.  Should these market conditions continue for prolonged periods of time, it could adversely affect the Company’s results of operations in future periods.

The Company is a Delaware corporation incorporated on October 3, 1990.

Plumbing & Refrigeration Segment

Mueller’s Plumbing & Refrigeration segment includes SPD which manufactures a broad line of copper tube, in sizes ranging from 1/8 inch to 8 inch diameter, which are sold in various straight lengths and coils.  Mueller is a market leader in the air-conditioning and refrigeration service tube markets.  Additionally, Mueller supplies a variety of water tube in straight lengths and coils used for plumbing applications in virtually every type of construction project.  SPD also manufactures copper and plastic fittings and related components for the plumbing and heating industry that are used in water distribution systems, heating systems, air-conditioning, and refrigeration applications, and drainage, waste, and vent systems.  A major portion of SPD’s products are ultimately used in the domestic residential and commercial construction markets.

The Plumbing & Refrigeration segment also fabricates steel pipe nipples and resells imported brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products to plumbing wholesalers, distributors to the manufactured housing and recreational vehicle industries and building materials retailers.

On August 15, 2005, the Company acquired 100 percent of the outstanding stock of KX Company Limited (Brassware).  Brassware, located in Witton, Birmingham, England, is an import distributor of plumbing and residential heating products to plumbers’ merchants and builders’ merchants in the U.K. and Ireland.  Additionally, on August 27, 2004, the Company acquired 100 percent of the outstanding stock of Vemco Brasscapri Limited (Vemco).  Vemco, located in Wellington, Somerset, England, is an import distributor of plumbing products to plumbers’ merchants and builders’ merchants throughout the U.K. and Ireland.  At the beginning of 2007, the operations of Brassware and Vemco were combined and assumed the Mueller Primaflow brand name.

On December 14, 2004, the Company acquired shares in seven companies and the inventory of another company (collectively, Mueller Comercial S.A.).  These operations include pipe nipple manufacturing in Mexico and import distribution businesses which product lines include malleable iron fittings and other plumbing specialties.

The Plumbing & Refrigeration segment markets primarily through its own sales and distribution organization, which maintains sales offices and distribution centers throughout the United States and in Canada, Mexico, and Europe.  Additionally, products are sold and marketed through a network of agents, which, when combined with the Company’s sales organization, provide the Company broad geographic market representation.

These businesses are highly competitive.  The principal methods of competition for Mueller’s products are customer service, availability, and price.  The total amount of order backlog for the Plumbing & Refrigeration segment as of December 27, 2008 was not significant.

    The Company competes with various companies, depending on the product line.  In the U.S. copper tubing business, the domestic competition includes Cerro Flow Products, Inc., Cambridge-Lee Industries LLC (a subsidiary of Industrias Unidas S.A. de C.V.), Wolverine Tube, Inc., KobeWieland Copper Products LLC, and Howell Metal Company (a subsidiary of Commercial Metals Company), as well as many actual and potential foreign competitors.  In the European copper tubing business, Mueller competes with several European-based manufacturers of copper tubing as well as other foreign-based manufacturers.  In the copper fittings market, competitors include Elkhart Products Company (a subsidiary of Aalberts Industries N.V.) and NIBCO, Inc., as well as several foreign manufacturers.  Additionally, the Company’s copper tube and fittings businesses compete with a large number of manufacturers of substitute products made from other metals and plastic.  The plastic fittings competitors include NIBCO, Inc., Charlotte Pipe & Foundry, and other companies.  Management believes that no single competitor offers such a wide-ranging product line as Mueller and that this is a competitive advantage in some markets.

OEM Segment

Mueller’s OEM segment includes IPD, which manufactures brass rod, nonferrous forgings, and impact extrusions that are sold primarily to OEMs in the plumbing, refrigeration, fluid power, and automotive industries, as well as to other manufacturers and distributors.  The Company extrudes brass, bronze, and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter.  These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, as well as electrical conductivity.  IPD also manufactures brass and aluminum forgings, which are used in a wide variety of products, including automotive components, brass fittings, industrial machinery, valve bodies, gear blanks, and computer hardware.  IPD also serves the automotive, military ordnance, aerospace, and general manufacturing industries with cold-formed aluminum and copper impact extrusions.  Typical applications for impacts are high strength ordnance, high-conductivity electrical components, builders’ hardware, hydraulic systems, automotive parts, and other uses where toughness must be combined with varying complexities of design and finish.  Additionally IPD manufactures shaped and formed tube, produced to tight tolerances, for baseboard heating, appliances, and medical instruments.  The OEM segment also includes EPD, which manufactures and fabricates valves and custom OEM products for refrigeration and air-conditioning, gas appliance, and barbecue grill applications.  The total amount of order backlog for the OEM segment as of December 27, 2008 was not significant.

On February 27, 2007, the Company acquired 100 percent of the outstanding stock of Extruded Metals, Inc. (Extruded).  Extruded, located in Belding, Michigan, manufactures brass rod products, and during 2006 had annual net sales of approximately $360 million.  The acquisition of Extruded complements the Company’s existing brass rod product line.

In December 2005, two subsidiaries of the Company received a business license from a Chinese industry and commerce authority, establishing a joint venture with Jiangsu Xingrong Hi-Tech Co., Ltd. and Jiangsu Baiyang Industries Ltd.  The joint venture, in which the Company holds a 50.5 percent interest, produces inner groove and smooth tube in level-wound coils, pancake coils, and straight lengths, primarily to serve the Chinese domestic OEM air-conditioning market as well as to complement the Company’s U.S. product line.  The joint venture, which is located primarily in Jintan City, Jiangsu Province, China, is named Jiangsu Mueller-Xingrong Copper Industries Limited (Mueller–Xingrong).

IPD and EPD primarily sell directly to OEM customers.  Competitors, primarily in the brass rod market, include Chase Brass and Copper Company, a subsidiary of Global Brass and Copper, Inc., and others both domestic and foreign.  Outside of North America, IPD and EPD sell products through various channels.

Labor Relations

At December 27, 2008, the Company employed approximately 4,086 employees, of which approximately 1,993 were represented by various unions.  Those union contracts will expire as follows:

Location	Expiration Date
Port Huron, Michigan (Local 218 I.A.M.)	May 1, 2010
Port Huron, Michigan (Local 44 U.A.W.)	June 13, 2010
Belding, Michigan	August 25, 2009
Wynne, Arkansas	June 28, 2010
Fulton, Mississippi	August 1, 2012
North Wales, Pennsylvania	July 28, 2009
Waynesboro, Tennessee	November 7, 2009
Jacksboro, Tennessee	September 15, 2009

The union agreements at the Company's U.K. and Mexico operations are renewed annually.  The Company expects to renew these contacts without material disruption of its operations.

As of December 27, 2008, approximately 8 percent of the Company's employees were covered by collective bargaining or similar agreements that will expire during 2009.

Raw Material and Energy Availability

The major portion of Mueller’s base metal requirements (primarily copper) is normally obtained through short-term supply contracts with competitive pricing provisions (for cathode) and the open market (for scrap).  Other raw materials used in the production of brass, including brass scrap, zinc, tin, and lead, are obtained from zinc and lead producers, open-market dealers, and customers with brass process scrap.  Raw materials used in the fabrication of aluminum and plastic products are purchased in the open market from major producers.

Adequate supplies of raw material have historically been available to the Company from primary producers, metal brokers, and scrap dealers.  Sufficient energy in the form of natural gas, fuel oils, and electricity is available to operate the Company’s production facilities.  While temporary shortages of raw material and fuels may occur occasionally, to date they have not materially hampered the Company’s operations.

During recent years, an increasing demand for copper and copper alloy primarily from China had an effect on the global distribution of such commodities.  The increased demand for copper (cathode and scrap) and copper alloy products from the export market caused a tightening in the domestic raw materials market.  Mueller’s copper tube facilities can accommodate both refined copper and copper scrap as the primary feedstock.  The Company has commitments from refined copper producers for a portion of its metal requirements for 2009.  Adequate quantities of copper are currently available.  While the Company will continue to react to market developments, resultant pricing volatility or supply disruptions, if any, could nonetheless adversely affect the Company.

Environmental Matters

Compliance with environmental laws and regulations is a matter of high priority for the Company.  Mueller’s provision for environmental matters related to non-operating properties was $15.4 million for 2008, $0.7 million for 2007 and $0.6 million in 2006.  Environmental costs related to operating properties are classified as costs of goods sold and are not significant.  The Company does not anticipate that it will need to make material expenditures for compliance activities related to operating properties during the remainder of the 2009 fiscal year, or for the next two fiscal years.

Mining Remedial Recovery Company

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980’s, of sealing mine portals with concrete plugs in mine adits which were discharging water.  The sealing program has achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 Order issued by the QCB, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage.  That order extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new order will require continued implementation of BMP through 2012 to address residual discharges of acid rock drainage.  At this site, MRRC spent approximately $0.5 million in 2008, and $0.4 million in 2007, and estimates it will spend between approximately $11.1 million and $13.5 million over the next twenty years.

U.S.S. Lead

In 1991, U.S.S. Lead Refinery, Inc., a wholly owned subsidiary (Lead Refinery), responded to an information request from the United States Environmental Protection Agency (EPA) under Superfund for information on whether there were releases of hazardous substances from Lead Refinery into the Grand Calumet River/Indiana Harbor Ship Canal.  By letter dated February 4, 1997, the Indiana Department of Environmental Management (IDEM) notified Lead Refinery that a pre- assessment screening of the Grand Calumet River and the Indiana Harbor Canal conducted pursuant to Superfund had identified releases of hazardous substances from Lead Refinery and other potentially responsible parties (PRPs) that had adversely impacted natural resources.  Lead Refinery is in settlement negotiations in an effort to settle potential claims by EPA and IDEM for alleged natural resources damages to the Grand Calumet River/Indiana Harbor Canal.

In 1991, Lead Refinery also responded to an information request under Superfund regarding its site in East Chicago, Indiana.  In 1992, the EPA advised Lead Refinery of its intent to list Lead Refinery’s property on the National Priorities List (NPL) established by Superfund but deferred such listing.  In 1993, Lead Refinery entered into a Consent Order with the EPA pursuant to Section 3008(h) of the Resource Conservation and Recovery Act.  The Consent Order requires corrective action at Lead Refinery’s East Chicago, Indiana site and provides for Lead Refinery to complete certain on-site interim remedial activities and studies that extend off-site.  In November 1996, the EPA approved, with modifications, Lead Refinery’s Interim Stabilization Measures Work plan and Lead Refinery’s design for a Corrective Action Management Unit at the Lead Refinery site.  Site activities, which began in December 1996, have been substantially concluded.  Lead Refinery’s ongoing monitoring and maintenance activities at its East Chicago, Indiana site will be handled pursuant to a post-closure permit issued by IDEM in December 2007 and effective as of January 22, 2008.  EPA has informed Lead Refinery that the Consent Order would be terminated upon issuance of the IDEM post-closure permit in effect.  Lead Refinery spent approximately $0.1 million in 2008 and $0.2 million in 2007 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are between $2.2 million and $3.6 million over the next twenty years.  The Company is aware that EPA has been evaluating under Superfund whether further action should be undertaken to address environmental conditions at off-site residential properties located near Lead Refinery’s facility.  In 2006 and 2007, the Company received and responded to information requests from EPA under Superfund primarily concerning MRRC and transactions between the Company and MRRC. On September 3, 2008, the EPA proposed to list the site on Superfund’s NPL.  Such listing is not a determination of liability but a determination of which sites require further investigation of the risks associated with the release or threatened release of hazardous substances.  Lead Refinery submitted comments in response to EPA’s proposal.  The Company is unable to determine the likelihood of a materially adverse outcome or the amount or range of a potential loss with respect to any further proceedings under Superfund.  Lead Refinery lacks the financial resources needed to complete any additional investigations or remediation that may be required by EPA.

    Lead Refinery has been informed by the former owner and operator of a Superfund site located in Pedricktown, New Jersey that it intends to seek contribution of response costs from Lead Refinery for alleged shipments of hazardous substances to the site.  Lead Refinery has executed a standstill agreement regarding that site, which indefinitely extends the statute of limitations.  By letter dated January 26, 1996, Lead Refinery and other PRPs received from the EPA a proposed Administrative Order on Consent to perform the remedial design for operable Unit 1 of the Pedricktown Superfund Site.  Lead Refinery determined not to execute the Administrative Order on Consent based on its lack of ability to finance the clean up or pay response costs incurred by the EPA.  Several other PRPs, however, executed the agreement and performed the remedial design.

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

Lead Refinery does not have sufficient information to determine the extent of its liability, if any, or to quantify the approximate costs associated with the Pedricktown, New Jersey and NL/Taracorp matters.  Moreover, Lead Refinery does not possess the financial resources to fund any additional remedial or investigatory actions that may arise in connection with these matters.

Other

In connection with acquisitions, the Company established environmental reserves to fund the cost of remediation at sites currently or formerly owned by various acquired entities.  The Company, through its acquired subsidiaries, is engaged in ongoing remediation and site characterization studies.

Mueller Copper Tube Products, Inc.

In 1999, Mueller Copper Tube Products, Inc. (MCTP) commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant.  MCTP is currently removing trichloroethylene, a cleaning solvent formerly used by MCTP, from the soil and groundwater.  On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation Report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater, from the Arkansas Department of Environmental Quality.  The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.  Effective November 17, 2008, MCTP entered into a Settlement Agreement and Administrative Order by Consent to submit a Supplemental Investigation Work Plan and subsequent Final Remediation Work Plan for the site.  The Company expects the estimated cost of the remedial measures will be between $0.4 and $0.8 million.

Mueller Brass EPA Settlement

Effective September 30, 2008, Mueller Brass Co., a wholly owned subsidiary of the Company, entered into a Consent Agreement and Final Order (CAFO) with the EPA to resolve alleged violations of certain federal and state regulations, including the Resource Conservation and Recovery Act, relating to hazardous waste treatment, storage and disposal at the Company’s facilities in Michigan.  Under the CAFO, Mueller Brass Co. will pay a civil penalty of $0.1 million, submit a closure plan for its steam cleaner tank system to the Michigan Department of Environmental Quality, and implement and complete a Supplemental Environmental Project with a capital expenditure of approximately $0.6 million.  The penalty was paid during the fourth quarter of 2008 and work is underway to complete the submission of the closure plan and to implement and complete the Supplemental Environmental Project.

Southeast Kansas Sites

By letter dated October 10, 2006, the Kansas Department of Health and Environment (KDHE) advised the Company that environmental contamination has been identified at a former smelter site in southeast Kansas.  KDHE asserts that the Company is a corporate successor to an entity that is alleged to have owned and operated the smelter from 1915 to 1918.  The Company has since been advised of possible connection between that same entity and two other former smelter sites in Kansas.  KDHE has requested that the Company and another PRP negotiate a consent order with KDHE to address contamination at these sites.  The Company has participated in preliminary discussions with KDHE and the other PRP.  The Company believes it is not liable for the contamination but as an alternative to litigation, the Company has entered into settlement negotiations with the other PRP.  The negotiations are ongoing.  In 2008, the Company established a reserve of $9.5 million for this matter.

Eureka Mills Site

In November 2008, the Company received a general notice of liability and second request for information under CERCLA from the EPA concerning the Eureka Mills Superfund Site (the Eureka Mills Site) located in Juab County, Utah.  The Eureka Mills Site is an area where mining and milling of various metals occurred over the course of several decades.  The EPA has been investigating and remediating contamination associated with these activities.  The Company’s connection to the Eureka Mills Site appears to be through land within the Eureka Mills Site that was owned by Sharon Steel Corporation, its predecessor.  In 2001, the Company responded to an earlier request for information concerning milling activities stating that it was not responsible for any such activities at the Eureka Mills Site.  The recent request for information concerns historic mining activities.  In responding to EPA’s November 2008 letter, the Company stated that it does not believe it is liable for the contamination.  The Company is continuing to evaluate this matter and expects to participate in further discussions with EPA.  At this juncture, the Company does not know the extent to which EPA may seek to hold the Company liable for cleanup or whether the Company would have claims against any other parties.

Recapitalization through Special Dividend

In September 2004, the Company authorized a special dividend consisting of $6.50 in cash and $8.50 in principal amount of the Company’s 6% Subordinated Debentures due 2014 (the Debentures) for each share of common stock (the Special Dividend).  The Special Dividend, distributed in the fourth quarter of 2004, substantially reduced the Company’s cash position by $245.6 million and its stockholders’ equity by $545.1 million, and increased its long-term debt by $299.5 million.  During 2008, the Company repurchased and extinguished $149.0 million in principal amount of the Debentures.

Other Business Factors

The Registrant’s business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held.  In addition, expenditures for company-sponsored research and development activities were not material during 2008, 2007, or 2006.  No material portion of the Registrant’s business involves governmental contracts.  Seasonality of the Company’s sales is not significant.

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

Both the costs of raw materials used in our manufactured products (copper, brass, zinc, aluminum, and PVC and ABS resins) and energy costs (electricity, natural gas and fuel) have been volatile during the last several years, which has resulted in changes in production and distribution costs.  While we typically attempt to pass costs through to our customers or to modify or adapt our activities to mitigate the impact of increases, we may not be able to do so successfully.  Failure to fully pass increases to our customers or to modify or adapt our activities to mitigate the impact could have a material adverse impact on our operating margins.  Additionally, if we are for any reason unable to obtain raw materials or energy, our ability to manufacture our finished goods would be impacted which could have a material adverse impact on our operating margins.

The unplanned departure of key personnel could disrupt our business.

We depend on the continued efforts of our senior management.  The unplanned loss of key personnel, or the inability to hire and retain qualified executives, could negatively impact our ability to manage our business.

Economic conditions in the housing and commercial construction industries as well as changes in interest rates could have a material adverse impact on our business, financial condition, and results of operations.

Our businesses are sensitive to changes in general economic conditions, including, in particular, conditions in the housing and commercial construction industries.  Prices for our products are affected by overall supply and demand in the market for our products and for our competitors’ products.  In particular, market prices of building products historically have been volatile and cyclical, and we may be unable to control the timing and amount of pricing changes for our products.  Prolonged periods of weak demand or excess supply in any of our businesses could negatively affect our revenues and margins and could result in a material adverse impact on our business, financial condition, and results of operations.

The markets that we serve, including, in particular, the housing and commercial construction industries, are significantly affected by movements in interest rates and the availability of credit.  Significantly higher interest rates could have a material adverse effect on our business, financial condition, and results of operations.  Our businesses are also affected by a variety of other factors beyond our control, including, but not limited to, employment levels, foreign currency rates, unforeseen inflationary pressures, and consumer confidence.  Since we operate in a variety of geographic areas, our businesses are subject to the economic conditions in each such area.  General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition, and results of operations.

The recent deterioration of the general economic environment, distress in the financial markets and general uncertainty about the economy is having a significant negative impact on businesses and consumers around the world.  The well-publicized downturn in the housing market in particular has caused a slowdown in construction, both residential and commercial, including construction lending, which may result in decreased demand for our products.  In addition, the impact of the economy on the operations or liquidity of any party with which we conduct our business, including our suppliers and customers, may adversely impact our business.  We are unsure of the duration and severity of this economic crisis.  However, if the crisis persists or worsens and economic conditions remain weak over a long period, the likelihood of the crisis having a significant impact on our business increases.

Competitive conditions including the impact of imports and substitute products could have a material adverse effect on our margins and profitability.

The markets we serve are competitive across all product lines.  Some consolidation of customers has occurred and may continue, which could shift buying power to customers.  In some cases, customers have moved production to low-cost countries such as China, or sourced components from there, which has reduced demand in North America for some of the products we produce.  These conditions could have a material adverse impact on our ability to maintain margins and profitability.  The potential threat of imports and substitute products is based upon many factors including raw material prices, distribution costs, foreign exchange rates, and production costs.  The end use of alternative import and/or substitute products could have a material adverse effect on our business, financial condition, and results of operations.

Our exposure to exchange rate fluctuations on cross border transactions and the translation of local currency results into U.S. dollars could have an adverse impact on our results of operations or financial position.

We conduct our business through subsidiaries in several different countries, and fluctuations in currency exchange rates could have a significant impact on the reported results of our operations, which are presented in U.S. dollars.  A significant and growing portion of our products are manufactured in, or acquired from suppliers located in, lower cost regions.  Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange fluctuations.  The strengthening of certain currencies such as the euro and U.S. dollar could expose our U.S. based businesses to competitive threats from lower cost producers in other countries such as China.  Lastly, our sales are translated into U.S. dollars for reporting purposes.  The strengthening of the U.S. dollar could result in unfavorable translation effects when the results of foreign operations are translated into U.S. dollars.  Accordingly, significant changes in exchange rates, particularly the euro, pound sterling, Mexican peso, and the Chinese renminbi, could have an adverse impact on our results of operations or financial position.

We are subject to claims, litigation, and regulatory proceedings that could have a material adverse effect on us.

We are, from time to time, involved in various claims, litigation matters, and regulatory proceedings.  These matters may include, among other things, contract disputes, personal injury claims, environmental claims or proceedings, other tort claims, employment and tax matters and other litigation including class actions that arise in the ordinary course of our business.  Although we intend to defend these matters vigorously, we cannot predict with certainty the outcome or effect of any claim or other litigation matter, and there can be no assurance as to the ultimate outcome of any litigation or regulatory proceeding.  Litigation and regulatory proceedings may have a material adverse effect on us because of potential adverse outcomes, defense costs, the diversion of our management’s resources, availability of insurance coverage and other factors.

A strike or other work stoppage, or our inability to renew collective bargaining agreements on favorable terms, could impact our cost structure and our ability to operate our facilities and produce our products, which could have an adverse effect on our results of operations.

As of December 27, 2008, approximately 49 percent of our 4,086 employees were covered by collective bargaining or similar agreements.  If we are unable to negotiate acceptable new agreements with the unions representing our employees upon expiration of existing contracts, we could experience strikes or other work stoppages.  Strikes or other work stoppages could cause a significant disruption of operations at our facilities, which could have an adverse impact on us.  New or renewal agreements with unions representing our employees could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability.  Higher costs and/or limitations on our ability to operate our facilities and produce our products resulting from increased labor costs, strikes or other work stoppages could have an adverse effect on our results of operations.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Information pertaining to the Registrant’s major operating facilities is included below.  Except as noted, the Registrant owns all of its principal properties.  The Registrant’s plants are in satisfactory condition and are suitable for the purpose for which they were designed and are now being used.

Location	Approximate Property Size		Description

Plumbing & Refrigeration Segment

Fulton, MS	418,000 sq. ft. 52.37 acres		Copper tube mill. Facility includes casting, extruding, and finishing equipment to produce copper tubing, including tube feedstock for the Company’s copper fittings plants and Precision Tube factory.

Fulton, MS	103,000 sq. ft. 11.9 acres		Casting facility. Facility includes casting equipment to produce copper billets used in the adjoining copper tube mill.

Wynne, AR	682,000 sq. ft. 39.2 acres	(1)
Copper tube mill and plastic fittings plant.  Facility includes casting, extruding and finishing equipment to produce copper tubing and copper tube line sets, and produces DWV fittings using injection molding equipment.

Fulton, MS	58,500 sq. ft. 15.53 acres		Packaging and bar coding facility for retail channel sales.

Fulton, MS	70,000 sq. ft. 7.68 acres	(2)	Copper fittings plant. High-volume facility that produces copper fittings using tube feedstock from the Company’s adjacent copper tube mill.

Covington, TN	159,500 sq. ft. 40.88 acres		Copper fittings plant. Facility produces copper fittings using tube feedstock from the Company’s copper tube mills.

Portage, MI	205,000 sq. ft. 18 acres		Plastic fittings plant. Produces DWV fittings using injection molding equipment.

Ontario, CA	211,000 sq. ft. 10 acres	(3)	Plastics fittings plant. Produces DWV fittings using injection molding equipment.

Fort Pierce, FL	69,875 sq. ft. 5.60 acres		Plastic fittings plant. Produces pressure fittings using injection molding equipment.

Monterrey, Mexico	120,000 sq. ft. 3.4 acres	(3)	Pipe nipples plant. Produces pipe nipples, cut pipe and merchant couplings.

Bilston, England, United Kingdom	402,500 sq. ft. 14.95 acres		Copper tube mill. Facility includes casting, extruding, and finishing equipment to produce copper tubing.

(continued)

ITEM 2.                 PROPERTIES
(continued)
Location	Approximate Property Size		Description

OEM Segment

Port Huron, MI	322,500 sq. ft. 71.5 acres		Brass rod mill. Facility includes casting, extruding, and finishing equipment to produce brass rods and bars, in various shapes and sizes.

Belding, MI	293,068 sq. ft. 17.64 acres		Brass rod mill. Facility includes casting, extruding, and finishing equipment to produce brass rods and bars, in various shapes and sizes.

Port Huron, MI	127,500 sq. ft.		Forgings plant. Produces brass and aluminum forgings.

Marysville, MI	81,500 sq. ft. 6.72 acres		Aluminum and copper impacts plant. Produces made-to-order parts using cold impact processes.

Hartsville, TN	78,000 sq. ft. 4.51 acres		Refrigeration products plant. Produces products used in refrigeration applications such as ball valves, line valves, and compressor valves.

Carthage, TN	67,520 sq. ft. 10.98 acres		Fabrication facility. Produces precision tubular components and assemblies.

Jacksboro, TN	65,066 sq. ft. 11.78 acres		Bending and fabricating facility. Produces gas burners, supply tubes, and manifolds for the gas appliance industry.

Waynesboro, TN	57,000 sq. ft. 5.0 acres	(4)	Gas valve plant. Facility produces brass valves and assemblies for the gas appliance industry.

North Wales, PA	174,000 sq. ft. 18.9 acres		Precision Tube factory. Facility fabricates copper tubing, copper alloy tubing, aluminum tubing, and fabricated tubular products.

Brighton, MI	65,000 sq. ft.	(3)	Machining operation. Facility machines component parts for supply to automotive industry.

Middletown, OH	55,000 sq. ft. 2.0 acres		Fabricating facility. Produces burner systems and manifolds for the gas appliance industry.

Jintan City, Jiangsu Province, China	322,580 sq. ft 33.0 acres	(5)	Copper tube mill. Facility includes casting, and finishing equipment to produce engineered copper tube primarily for OEMs.

In addition, the Company owns and/or leases other properties used as distribution centers and corporate offices.
(1)	Facility, or some portion thereof, is located on land leased from a local municipality, with an option to purchase at nominal cost.
(2)	Facility is leased under a long-term lease agreement, with an option to purchase at nominal cost.
(3)	Facility is leased under an operating lease.
(4)	Facility is leased from a local municipality for a nominal amount.
(5)	Facility is located on land that is under a long-term land use rights agreement.

ITEM 3.                 LEGAL PROCEEDINGS

General

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business.  Additionally, the Company may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Consolidated Financial Statements.

Environmental Proceedings

Reference is made to “Environmental Matters” in Item 1 of this Report, which is incorporated herein by reference, for a description of environmental proceedings.

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

Carrier ACR Tube Action

A Copper Tube Action (the Carrier ACR Tube Action) was filed in March 2006 in the United States District Court for the Western District of Tennessee by Carrier Corporation, Carrier S.A., and Carrier Italia S.p.A. (collectively, Carrier).  The Carrier ACR Tube Action alleges anticompetitive activities with respect to the sale to Carrier of ACR copper tubes.  The Company and Mueller Europe, Limited (Mueller Europe) are named in the Carrier ACR Tube Action.

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

In October 2007, Carrier filed with the United States Court of Appeals for the Sixth Circuit a motion to dismiss the cross-appeals, which the Court denied in December 2007.  All appeals in the Carrier ACR Tube Action remain pending, and briefing on the appeals is proceeding.

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

The claims against WTC Holding Company and Deno Holding Company have been dismissed without prejudice in the Indirect-Purchaser Plumbing Tube Action.  Mueller Europe has not yet been required to respond in the Indirect-Purchaser Plumbing Tube Action.  The Company’s demurrer to the complaint has been filed in the Indirect-Purchaser Plumbing Tube Action.  The court overseeing the Indirect-Purchaser Plumbing Tube Action has stayed that action conditioned upon the parties’ submitting periodic status reports on the status of the other Copper Tube Actions.

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

On January 18, 2007, the CBSA issued a final determination in its investigation.  The Company was found to have dumped subject goods during the CBSA’s investigation period.  On February 19, 2007, the Canadian International Trade Tribunal (CITT) concluded that the dumping of the subject goods from the United States had caused injury to the Canadian industry.

As a result of these findings, exports of subject goods to Canada by the Company made on or after October 20, 2006 will be subject to antidumping measures.  Under Canada’s system of prospective antidumping enforcement, the CBSA has issued normal values to the Company.  Antidumping duties will be imposed on the Company’s Canadian customers only to the extent that the Company’s future exports of copper pipe fittings are made at net export prices which are below these normal values.  If net export prices for subject goods exceed normal values, no antidumping duties will be payable.  These measures will remain in place for five years, at which time an expiry review will be conducted by Canadian authorities to determine whether these measures should be maintained for another five years or allowed to expire.

On August 27, 2008, the CBSA completed a review process pursuant to which revised normal values were issued to exporters of subject goods, including the Company.  The Company does not anticipate any substantial impairment of its ability to compete in Canada compared to the situation that existed prior to August 27, 2008.  Mueller’s normal values are subject to potential review and revision in the future.  Depending on the level of these revised normal values, the Company’s ability to compete in Canada could be affected.  However, given the small percentage of its products that are sold for export to Canada, the Company does not anticipate any material adverse effect on its financial condition as a result of the antidumping case in Canada.

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce initiated an antidumping administrative review covering imports of circular welded non-alloy steel pipe and tube from Mexico.  This review will determine the final antidumping duty owed on U.S. imports made during the period November 1, 2007 through October 31, 2008, pursuant to an existing antidumping order.  The domestic industry has already requested that Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Mexico) be selected as a respondent in this proceeding, and we are currently awaiting the respondent selection decision from the U.S. Department of Commerce.  Regardless of whether Mueller Mexico is selected as a respondent in this review, it is possible that certain subsidiaries of Mueller Industries, Inc. will incur additional antidumping duty liability on subject imports made during the review period.  The amount of such potential liability, if any, is not known at this time.

Employment Litigation

On June 1, 2007, the Company filed a lawsuit in the Circuit Court of Dupage County, Illinois against Peter D. Berkman and Jeffrey A. Berkman, former executives of the Company and B&K Industries, Inc. (B&K), a wholly owned subsidiary of the Company, relating to their alleged breach of fiduciary duties and contractual obligations to the Company through, among other things, their involvement with a supplier of B&K during their employment with B&K.  The lawsuit alleges appropriation of corporate opportunities for personal benefit, failure to disclose competitive interests or other conflicts of interest, and unfair competition, as well as breach of employment agreements in connection with the foregoing.  The lawsuit seeks compensatory and punitive damages, and other appropriate relief.  In August 2007, the defendants filed an answer to the complaint admitting Peter Berkman had not sought authorization to have an ownership interest in a supplier, and a counterclaim against the Company, B&K and certain of the Company’s officers and directors alleging defamation, tortious interference with prospective economic relations, and conspiracy, and seeking damages in unspecified amounts.  In September 2007, Homewerks Worldwide LLC, an entity formed by Peter Berkman, filed a complaint as an intervenor based on substantially the same allegations included in the Berkmans’ counterclaim.  In October 2007, the Company filed a motion seeking to have the Berkmans’ counterclaim dismissed as a matter of law.  On January 3, 2008, the Court overruled that motion and the case proceeded to discovery of the relevant facts.  Since that time, depositions and document productions have been ongoing.  However, on September 5, 2008, Peter Berkman withdrew prior responses to discovery requests and asserted the Fifth Amendment privilege against self-incrimination as to all requests directed to him.  By that assertion, he took the position that his testimony about his actions would have the potential of exposing him to a criminal charge or criminal charges.  On October 3, 2008, in response to a motion to compel filed by the Company, the Court held that Peter Berkman could not withhold documents on Fifth Amendment grounds, amongst other things.  Peter Berkman moved for reconsideration of that order and his request was denied on November 19, 2008.  On December 10, 2008, Peter Berkman moved for the opportunity to file an interlocutory appeal regarding the Court’s ruling on the Company’s motion to compel.  On January 7, 2009, the motion for interlocutory appeal was granted and the Court found Peter Berkman in contempt for resisting discovery.  On October 24, 2008, the defendants filed a motion seeking leave to interpose an Amended Answer and Amended Counterclaims.  On December 19, 2008, the Company filed an answer to the Amended Counterclaims that included a new affirmative defense based on the assertion of the Fifth Amendment by Peter Berkman.  The Company believes that the counterclaims are without merit and intends to defend them vigorously.  The Company does not anticipate any material adverse effect on its business or financial condition as a result of this litigation.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 20, 2009, the number of holders of record of Mueller’s common stock was approximately 1,384.  On February 20, 2009, the closing price for Mueller’s common stock on the New York Stock Exchange was $20.14.

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2009, the authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 27, 2008, the Company had repurchased approximately 2.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended December 27, 2008.

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				7,647,030	(1)
September 28 – October 25, 2008	-	$-

October 26 – November 22, 2008	-	-

November 23 – December 27, 2008	-	-

(1)	Shares available to be purchased under the Company's 10 million share repurchase authorization until October 2009. The extension of the authorization was announced on October 21, 2008.

The Company’s Board of Directors declared a regular quarterly dividend of 10 cents per share on its common stock for each fiscal quarter of 2008 and 2007.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

The high, low, and closing prices of Mueller's common stock on the New York Stock Exchange for each fiscal quarter of 2008 and 2007 were as follows:

	High	Low	Close
2008

Fourth quarter	$26.28	$15.69	$22.81
Third quarter	33.33	24.85	26.83
Second quarter	36.73	28.49	32.29
First quarter	31.21	23.57	29.43

2007

Fourth quarter	$38.59	$27.15	$29.57
Third quarter	38.94	28.76	36.14
Second quarter	35.95	29.46	34.44
First quarter	33.60	27.86	30.10

PERFORMANCE GRAPH

The following table compares total stockholder return since December 27, 2003 to the Dow Jones U.S. Total Market Index (Total Market Index) and the Dow Jones U.S. Building Materials & Fixtures Index (Building Materials Index).  Total return values for the Total Market Index, the Building Materials Index and the Company were calculated based on cumulative total return values assuming reinvestment of dividends.  The common stock is traded on the New York Stock Exchange under the symbol MLI.

	2003	2004	2005	2006	2007	2008
Mueller Industries, Inc.	100	147	128	149	141	110
Dow Jones U.S. Total Market Index	100	113	121	140	149	90
Dow Jones U.S. Building Materials & Fixtures Index	100	134	142	164	158	104

ITEM 6.                 SELECTED FINANCIAL DATA

(In thousands, except per share data)

		2008		2007		2006		2005	2004

For the fiscal year: (2)

	Net sales	$2,558,448		$2,697,845		$2,510,912		$1,729,923	$1,379,056

	Operating income	126,096	(6)	191,621	(5)	218,885	(3)	131,758	112,490

	Net income from continuing operations	80,814	(7)	115,475		148,869	(4)	89,218	79,416

	Diluted earnings per share from continuing operations	2.17		3.10		4.00		2.40	2.15

	Cash dividends per share	0.40		0.40		0.40		0.40	6.90	(1)

At year-end:

	Total assets	1,182,913		1,449,204		1,268,907		1,116,928	971,328

	Long-term debt	158,726		281,738		308,154		312,070	310,650	(1)

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

(3)	In 2006, the Company recorded a pre-tax charge of $14.2 million to write down inventories to the lower-of-cost-or-market.

(4)
Includes the net-of-tax effect of the inventory write-down described in (3) above, plus a $7.7 million benefit for change in estimate regarding the future utilization of various tax incentives in 2006.

(5)	Includes $10.0 million pre-tax gain from liquidation of LIFO layers plus a gain from a copper litigation settlement of $8.9 million, less a goodwill impairment charge of $2.8 million.

(6)
Includes $14.9 million pre-tax gain from liquidation of LIFO layers less a pre-tax charge of $4.9 million to write down inventories to the lower-of-cost-or-market and a goodwill impairment charge of $18.0 million.

(7)
Includes the net-of-tax effect of all of the items described in (6) above, plus a provision of $15.4 million ($9.6 million after tax) related to environmental settlements and obligations and a gain of $21.6 million related to the early extinguishment of debt.

ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is contained under the caption “Financial Review” submitted as a separate section of this Annual Report on Form 10-K commencing on page F-2.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are contained under the caption “Financial Review” submitted as a separate section of this Annual Report on Form 10-K commencing on page F-2.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of December 27, 2008.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 27, 2008 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 27, 2008 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such evaluation management has concluded that our internal control over financial reporting is effective as of December 27, 2008.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending December 27, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Industries, Inc.

We have audited Mueller Industries, Inc.’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mueller Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Mueller Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mueller Industries, Inc. as of December 27, 2008 and December 29, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 27, 2008 and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP
Memphis, Tennessee
February 24, 2009

ITEM 9B.                OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is contained under the captions “Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees,” “Corporate Governance,” “Report of the Audit Committee of the Board of Directors,” and “Section 16(a) Beneficial Ownership Compliance Reporting” in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC on or about March 25, 2009, which is incorporated herein by reference.

The Company intends to disclose any amendments to its Code of Business Conduct and Ethics by posting such information to the Company’s website at www.muellerindustries.com.

ITEM 11.                 EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption “Compensation Discussion and Analysis,” “Summary Compensation Table for 2008,” “2008 Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal 2008 Year-End,” “2008 Option Exercises,” “Employment and Consulting Agreements,” “Potential Payments Under Employment and Consulting Agreements as of the End of 2008,” “2008 Director Compensation,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “Corporate Governance” in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC on or about March 25, 2009, which is incorporated herein by reference.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table discloses information regarding the securities to be issued and the securities remaining available for issuance under the Registrant’s stock-based incentive plans as of December 27, 2008 (shares in thousands):

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,773		$ 27.86	304

Equity compensation plans not approved by security holders	311	(1)	18.27	-

Total	2,084		$ 26.43	304

(1)
On February 13, 2002 Mr. William D. O’Hagan, President and Chief Executive Officer, was granted an option to acquire 155,610 shares of common stock at an exercise price of $20.40 per share and on February 13, 2003 Mr. O’Hagan was granted an option to acquire 155,610 shares of common stock at an exercise price of $16.13 per share (collectively, the O’Hagan Treasury Options).  The O’Hagan Treasury Options may only be exercised for shares of common stock held in treasury by the Company and will remain exercisable by his estate for a period of up to 12 months following Mr. O’Hagan’s death on October 27, 2008.

Other information required by Item 12 is contained under the captions “Principal Stockholders” and “Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees” in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC on or about March 25, 2009, which is incorporated herein by reference.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption “Corporate Governance” in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC on or about March 25, 2009, which is incorporated herein by reference.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is contained under the caption “Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC on or about March 25, 2009, which is incorporated herein by reference.

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
3.1
Restated Certificate of Incorporation of the Registrant dated February 8, 2007 (Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K, dated February 28, 2007, for the fiscal year ended December 30, 2006).

3.2
Amended and Restated By-laws of the Registrant, adopted and effective as of October 25, 2007 (Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q, dated October 26, 2007, for the quarter ended September 29, 2007).

4.1
Indenture, dated as of October 26, 2004, by and between Mueller Industries, Inc, and SunTrust Bank, as trustee (Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated October 26, 2004).

	4.2	Form of 6% Subordinated Debenture due 2014 (Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, dated October 26, 2004).

4.3
Certain instruments with respect to long-term debt of the Registrant have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instruments does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.  The Registrant agrees to furnish a copy of each such instrument upon request of the SEC.

10.1
Amended and Restated Employment Agreement, effective as of September 17, 1997, by and between the Registrant and Harvey L. Karp (Incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002).

10.2
Amendment, dated June 21, 2004, to the Amended and Restated Employment Agreement dated as of September 17, 1997, by and between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, dated July 16, 2004, for the quarter ended June 26, 2004).

10.3
Second Amendment, dated February 17, 2005, to the Amended and Restated Employment Agreement, dated as of September 17, 1997, between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated May 5, 2005).

10.4
Third Amendment, dated October 25, 2007, to the Amended and Restated Employment Agreement, dated as of September 17, 1997, by and between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated October 25, 2007).

	10.5	Fourth Amendment, dated December 2, 2008, to the Amended and Restated Employment Agreement, dated as of September 17, 1997, by and between the Registrant and Harvey Karp.

10.6
Amended and Restated Consulting Agreement, dated October 25, 2007, by and between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated October 25, 2007).

	10.7	Amendment No. 1, dated December 2, 2008, to the Amended and Restated Consulting Agreement, dated October 25, 2007, by and between the Registrant and Harvey Karp.

10.8
Amended and Restated Employment Agreement, effective as of September 17, 1997, by and between the Registrant and William D. O’Hagan (Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002).

10.9
Amendment to Amended and Restated Employment Agreement, effective May 12, 2000, by and between the Registrant and William D. O’Hagan (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, dated July 24, 2000, for the quarter ended June 24, 2000).

10.10
Second Amendment to the Amended and Restated Employment Agreement dated as of September 17, 1997, by and between the Registrant and William D. O’Hagan (Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, dated May 5, 2005).

10.11	Third Amendment, dated November 26, 2008, to the Amended and Restated Employment Agreement dated as of September 17, 1997, by and between the Registrant and William D. O’Hagan.

10.12
Stock Option Agreement, dated February 13, 2002, by and between the Registrant and William D. O’Hagan (Incorporated herein by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002).

10.13
Stock Option Agreement, dated February 13, 2003, by and between the Registrant and William D. O’Hagan (Incorporated herein by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K, dated March 1, 2004, for the fiscal year ended December 27, 2003).

10.14
Amended and Restated Consulting Agreement between the Registrant and William D. O’Hagan, dated September 11, 2008 (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 16, 2008).

10.15
Employment Agreement, effective October 17, 2002, by and between the Registrant and Kent A. McKee (Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002).

10.16	Amendment No. 1, dated December 10, 2008, to the Employment Agreement, effective October 17, 2002, by and between the Registrant and Kent A. McKee.

10.17
Amended and Restated Employment Agreement, effective October 30, 2008, by and between the Registrant and Gregory L. Christopher (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated December 26, 2008).

10.18
Mueller Industries, Inc. 1991 Incentive Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002 and Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, dated August 31, 2004).

10.19
Mueller Industries, Inc. 1994 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002 and Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, dated August 31, 2004).

10.20
Mueller Industries, Inc. 1994 Non-Employee Director Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002 and Exhibit 99.6 of the Registrant’s Current Report on Form 8-K, dated August 31, 2004).

10.21
Mueller Industries, Inc. 1998 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002 and Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, dated August 31, 2004).

10.22
Mueller Industries, Inc. 2002 Stock Option Plan Amended and Restated as of February 16, 2006 (Incorporated herein by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K, dated February 28, 2007, for the fiscal year ended December 30, 2006).

10.23	Mueller Industries, Inc. Annual Bonus Plan (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated May 5, 2005).

10.24	Summary description of the Registrant’s 2009 incentive plan for certain key employees.

10.25
Securities Purchase Agreement, dated December 14, 2004, among Mueller Comercial de Mexico, S. de R.L. de C.V., WTC HOLDCO I, LLC, MIYAR LLC, NICNA, GmbH, and The Seller Parties (Incorporated herein by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K, dated March 4, 2005, for the fiscal year ended December 25, 2004).

10.26
Inventory Purchase Agreement, dated December 14, 2004, by and between Niples del Norte S.A. de C.V. and Mueller de Mexico S.A. de C.V (Incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K, dated March 4, 2005, for the fiscal year ended December 25, 2004).

10.27
Credit Agreement, dated as of December 1, 2006, among the Registrant (as Borrower) and Lasalle Bank Midwest National Association (as agent), and certain lenders named therein (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated December 1, 2006).

10.28
Equity Joint Venture Agreement, among Mueller Streamline China, LLC, Mueller Streamline Holding, S.L., Jiangsu Xingrong Hi-Tech Co., Ltd. and Jiangsu Baiyang Industries Ltd. (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated December 5, 2005).

10.29
Stock Purchase Agreement by and between TBG Holdings N.V. and N.V. Hollandsch-Amerikaansche Beleggingsmaatschappij Holland-American Investment Corporation, as Sellers, and Mueller Industries, Inc., as Buyer, dated as of February 27, 2007 (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated February 27, 2007).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2009.

MUELLER INDUSTRIES, INC.

/S/ Harvey L. Karp
Harvey L. Karp, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ Harvey L Karp	Chairman of the Board, and Director	February 24, 2009
Harvey L. Karp

/S/Alexander P. Federbush	Director	February 24, 2009
Alexander P. Federbush

/S/ Paul J. Flaherty	Director	February 24, 2009
Paul J. Flaherty

/S/ Gennaro J. Fulvio	Director	February 24, 2009
Gennaro J. Fulvio

/S/ Gary S. Gladstein	Director	February 24, 2009
Gary S. Gladstein

/S/ Scott J. Goldman	Director	February 24, 2009
Scott J. Goldman

/S/ Terry Hermanson	Director	February 24, 2009
Terry Hermanson

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title	Date

/S/ Gregory L. Christopher	February 24, 2009
Gregory L. Christopher
Chief Executive Officer
(Principal Executive Officer)

/S/ Kent A. McKee	February 24, 2009
Kent A. McKee
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/S/ Richard W. Corman	February 24, 2009
Richard W. Corman
Vice President – Controller

MUELLER INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

Schedule for the years ended December 27, 2008, December 29, 2007, and December 30, 2006

Valuation and Qualifying Accounts (Schedule II)	F-44

FINANCIAL REVIEW

Overview

The Company is a leading manufacturer of copper, brass, plastic, and aluminum products.  The range of these products is broad:  copper tube and fittings; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic pipe, fittings and valves; refrigeration valves and fittings; fabricated tubular products; and steel nipples.  The Company also resells imported brass and plastic plumbing valves, malleable iron fittings, faucets and plumbing specialty products.  Mueller’s operations are located throughout the United States, and in Canada, Mexico, Great Britain, and China.

The Company’s businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the Original Equipment Manufacturers (OEM) segment.  For disclosure purposes, as permitted under Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), European Operations, and Mexican Operations.  The OEM segment is composed of the Industrial Products Division (IPD), Engineered Products Division (EPD), and Mueller-Xingrong, the Company’s Chinese joint venture.  Certain administrative expenses and expenses related primarily to retiree benefits at inactive operations are combined into the Corporate and Eliminations classification.  These reportable segments are described in more detail below.

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

The OEM segment manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies.  Mueller–Xingrong manufactures engineered copper tube primarily for air conditioning applications; these products are sold primarily to OEM’s located in China.  The OEM segment sells its products primarily to original equipment manufacturers, many of which are in the HVAC, plumbing, and refrigeration markets.

The majority of the Company’s manufacturing facilities operated at moderate levels during the first half of 2006.  Since then, the Company’s manufacturing facilities operated at low levels due to reduced market demand.

New housing starts and commercial construction are important determinants of the Company’s sales to the HVAC, refrigeration, and plumbing markets because the principal end use of a significant portion of the Company’s products is in the construction of single and multi-family housing and commercial buildings.  Repairs and remodeling projects are also important drivers of underlying demand for these products.  The following are important economic indicators that impact the Company’s businesses.  Per the U.S. Census Bureau, new housing starts in the U.S. were 0.9 million, 1.4 million, and 1.8 million in 2008, 2007, and 2006, respectively.  The Value of Private Non-Residential Construction put in place was $417.9 billion in 2008, $349.8 billion in 2007, and $295.7 billion in 2006.  The average 30-year fixed mortgage rate was 5.33 percent in December 2008, 6.10 percent in December 2007, and 6.14 percent in December 2006.

During the latter half of 2008, general economic conditions in the U.S. deteriorated significantly, especially in the housing market and have led to financial distress for many financial institutions.  The financial distress experienced by those institutions has significantly reduced the availability of credit.  These factors, as well as declining consumer confidence, have led to significantly reduced new housing construction in virtually all U.S. markets, which significantly affects sales volumes in many of the Company’s business units.  Per the U.S. Census Bureau, during the fourth quarter of 2008, new housing starts were approximately 0.2 million, which was a 44 percent decrease from the same period in 2007.  This condition has continued to worsen in 2009, as January new housing starts decreased 57 percent from the same period in 2008.  Similar conditions in the U.K. also have slowed shipment volumes in that market.  Should these market conditions continue for prolonged periods of time, it could adversely affect the Company’s results of operations in future periods.

Profitability of certain of the Company’s product lines depends upon the “spreads” between the cost of raw material and the selling prices of its completed products.  The open market prices for copper cathode and scrap, for example, influence the selling price of copper tubing, a principal product manufactured by the Company.  The Company attempts to minimize the effects on profitability from fluctuations in material costs by passing through these costs to its customers.  The Company’s earnings and cash flow are dependent upon these spreads that fluctuate based upon market conditions.

Earnings and profitability are also impacted by unit volumes that are subject to market trends, such as substitute products and imports, and market share.  Plastic plumbing systems are the primary substitute product; these products represent an increasing share of consumption.  U.S. consumption of copper tubing is still predominantly supplied by U.S. manufacturers, although imports from Mexico are a significant factor.  Brass rod consumption in the U.S. has steadily declined over the past five years, due to the outsourcing of many manufactured products from offshore regions.

Results of Operations

2008 Performance Compared with 2007

Consolidated net sales in 2008 were $2.56 billion, a 5 percent decrease compared with net sales of $2.70 billion in 2007.  The decrease was primarily attributable to lower unit sales volumes in each of the Company’s primary product lines and the decline in base metal prices, primarily copper.  Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustment to selling prices.  The Comex average copper price in 2008 was approximately $3.13 per pound, or approximately 3 percent lower than the 2007 average of $3.22.

Cost of goods sold was $2.23 billion in 2008 compared with $2.32 billion in 2007.  The year over year decrease was due primarily to reduced sales volume in core product lines and the decline in the market value of copper, the Company’s principal raw material.  During the fourth quarter of 2008, the Company recognized a $14.9 million gain resulting from the liquidation of last-in, first-out (LIFO) inventory layers compared with a LIFO gain of $10.0 million in the fourth quarter of 2007.  In addition, during the fourth quarter of 2008 and 2007, certain inventories valued using the first-in, first-out (FIFO) method were written down to the lower-of-cost-or-market resulting in increases to cost of goods sold of $4.9 million and $2.7 million, respectively.

Depreciation and amortization expense was $44.3 million in 2008, which is relatively consistent with $44.2 million in 2007.  Selling, general, and administrative expenses decreased to $136.9 million in 2008; this $6.4 million decrease was due to reduced employment costs, including incentive compensation, and lower sales and distribution expenses associated with lower shipment volume.  Additionally, during 2007, the Company recognized a gain of $8.9 million pursuant to a settlement agreement terminating a lawsuit against J.P. Morgan Chase & Co. and Morgan Guaranty Trust Company of New York (collectively Morgan).

During 2008, the Company recognized a charge of $18.0 million for the estimated impairment of goodwill as a result of its annual assessment.  The estimate will be adjusted after valuation procedures are completed as required by generally accepted accounting principles.  The estimated charge relates to the Company’s Mexican Operations.  The Company revised its projected operating results and cash flows for the 2008 annual assessment which indicated that the fair market value (based upon a discounted cash flow model) is less than the net carrying value, including goodwill.  During 2007, based upon its required annual assessment of goodwill, the Company recognized an impairment charge of $2.8 million related to its Mexican Operations.

Interest expense decreased to $19.1 million in 2008 from $22.1 million in 2007.  The decrease is due primarily to reduced expense following the early extinguishment of $149.0 million of the Company’s 6% Subordinated Debentures.  Other income, net was $12.1 million in 2008 compared with $13.7 million in 2007.  The decrease is due to reduced interest income of $4.0 million resulting from lower interest rates and lower average invested cash balances.  This decrease was partially offset by the net increase in the other components included in other income of $2.4 million.  Included in 2008 are gains of approximately $21.6 million on early extinguishment of $149.0 million of the Company’s 6% Subordinated Debentures and increased environmental expense related to estimated settlements and obligations for non-operating properties to $15.4 million.  In 2007, the Company recognized a gain of $3.1 million from a sale of a non-operating natural resource property.

Income tax expense was $38.3 million, for an effective rate of 32 percent.  This rate is lower than what would be computed using the U.S. statutory federal rate primarily due to the effect of the early extinguishment of debt of $7.6 million, the effect of the federal production activities deduction of $2.3 million, and a reduction in tax contingencies of $1.7 million.  These decreases were partially offset by state income tax expense of $3.9 million and by the $6.3 million effect of a goodwill impairment charge.

The Company’s employment was approximately 4,086 at the end of 2008 compared with 4,875 at the end of 2007.  The Company has reduced employment levels to adjust its workforce size to correspond with lower production levels as a result of declining demand.

Plumbing & Refrigeration Segment

Net sales by the Plumbing & Refrigeration segment declined 11 percent to $1.40 billion in 2008 from $1.57 billion in 2007.  The decrease in net sales is due to lower unit sales volumes resulting from weak demand in the majority of the segment’s core product lines and from lower selling prices resulting from declining copper prices.  Cost of goods sold declined from $1.27 billion in 2007 to $1.16 billion in 2008 also due to lower sales volume and declining copper prices.  Also included in cost of goods sold for the segment was a gain resulting from the liquidation of LIFO inventory layers of $14.9 million and $10.0 million in 2008 and 2007, respectively, and charges to write down certain inventories using the FIFO method to the lower-of-cost-or-market of $2.7 million in 2008 and in 2007.  Depreciation and amortization decreased from $29.8 million in 2007 to $28.8 million in 2008 due to certain assets becoming fully depreciated late in 2007 and in 2008.  Selling, general, and administrative expenses decreased from $95.6 million in 2007 to $89.3 million in 2008.  The decrease is primarily due to decreased sales and distribution expenses resulting from lower sales volume, and decreased employment costs, including incentive compensation.  The segment recorded a charge of $18.0 million in 2008 and $2.8 million in 2007 for impairment of goodwill related to the Company’s Mexican Operations.  Also recorded in 2007 was an $8.9 million gain from the monetary settlement on the Morgan copper litigation.  Operating income for the segment declined from $178.4 million to $106.8 million due to lower sales volume in the segment’s core product lines, higher per-unit conversion costs associated with lower production volume, an increased goodwill impairment charge in 2008, and the gain from the monetary settlement on the Morgan copper litigation in 2007.

OEM Segment

The OEM segment’s net sales were $1.18 billion in 2008 compared with $1.14 billion in 2007.  The increase is primarily due to increased contributions resulting from the acquisition of Extruded Metals, Inc. (Extruded) in the first quarter of 2007.  This increase was partially offset by decreased sales in the majority of the segment’s businesses and declining raw material prices.  Cost of goods sold increased 2 percent to $1.09 billion in 2008 due to contributions from Extruded, which was partially offset by lower volume and declining raw material costs.  Also included in cost of goods sold for 2008 was a $2.2 million charge to write down certain inventories using the FIFO method to the lower-of-cost-or-market.  Depreciation and amortization increased from $13.3 million in 2007 to $14.5 million in 2008 due primarily to increased depreciation expense from the assets acquired in the Extruded acquisition.  Selling, general, and administrative expenses were $23.6 million in 2008 compared with $22.9 million in 2007.  The increase is primarily attributable to additional expenses of Extruded in 2008 compared with 2007.  Operating income increased from $38.2 million in 2007 to $45.3 million in 2008, due primarily to increased spreads in our brass rod businesses, partially offset by reduced sales volumes and higher per-unit conversion costs in the segment’s other businesses.

2007 Performance Compared with 2006

Consolidated net sales in 2007 were $2.70 billion, a 7 percent increase over net sales of $2.51 billion in 2006.  The increase was primarily attributable to the acquisition of Extruded during the first quarter of 2007 and higher average selling prices, partially offset by lower unit sales volumes in each of the Company’s primary product lines.  The Comex average copper price in 2007 was approximately $3.22 per pound, or approximately 4 percent higher than the 2006 average of $3.09.  Mueller–Xingrong also contributed to the increase in net sales.

Cost of goods sold increased 10 percent, to $2.32 billion in 2007.  This increase was attributable primarily to the acquisition of Extruded and to higher raw material costs.  During the fourth quarter of 2007, the Company recognized a $10.0 million gain resulting from the liquidation of LIFO inventory layers.  In addition, during the fourth quarter of 2007 and 2006, certain inventories valued using the FIFO method were written down to the lower-of-cost-or-market resulting in decreases in gross profit of $2.7 million and $14.2 million, respectively.

Depreciation and amortization increased 6 percent to $44.2 million in 2007 from $41.6 million in 2006 primarily due to increased expense from assets acquired in recent acquisitions.  Selling, general, and administrative expenses increased to $143.3 million in 2007; this $2.3 million increase was due to incremental costs of approximately $3.1 million attributed to acquired businesses, partially offset by net decreases of other costs of approximately $0.8 million.  Also, during 2007, the Company received $8.9 million from the monetary settlement on the Morgan copper litigation.

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

Income tax expense was $67.8 million, for an effective rate of 37 percent.  This rate is higher than what would be computed using the U.S. statutory federal rate primarily due to state income tax expense of $6.5 million, foreign tax items of $0.6 million, and a correction of the income tax provision for prior years related to the deferred tax liabilities on U.S. pension plans of $2.2 million.  These increases were partially offset by the effect of the federal production activities deduction of $3.2 million, the reduction to income tax contingencies of $1.4 million, and the net reduction in valuation allowances associated with certain tax attributes of $1.9 million.

The Company’s employment was approximately 4,875 at the end of 2007 compared with 4,700 at the end of 2006.

Plumbing & Refrigeration Segment

Net sales by the Plumbing & Refrigeration segment were $1.57 billion in 2007 compared with $1.72 billion in 2006.  The decrease in net sales is due to lower unit sales volumes in copper tube and copper and plastic fittings, partially offset by higher selling prices resulting from higher average copper values.  Cost of goods sold declined to $1.27 billion in 2007 from $1.39 billion in 2006.  This is due primarily to reduced sales volume and a $10.0 million gain from liquidation of LIFO inventory layers.  Additionally, the Company wrote down its inventories to the lower-of-cost-or-market in 2007 and 2006 by $2.7 million and $14.2 million, respectively.  Depreciation and amortization increased to $29.8 million in 2007 from $28.7 million in 2006 due to additional depreciation expense relating to recent capital expenditures.  Selling, general, and administrative expenses were $95.6 million in 2007 compared with $99.0 million in 2006.  The decrease is primarily due to decreased employment costs, including incentive compensation.  Also included as components of operating income for 2007 were a $2.8 million goodwill impairment charge related to the Company’s Mexican Operations and an $8.9 million gain from the monetary settlement on the Morgan copper litigation.  Operating income for the segment decreased from $197.4 million in 2006 to $178.4 million in 2007 due primarily to reduced sales volumes and a goodwill impairment charge in 2007, offset partially by increased spreads in copper tube and fittings and a LIFO liquidation gain in 2007.

OEM Segment

The OEM segment’s net sales were $1.14 billion in 2007 compared with $835.3 million in 2006.  Included in the OEM segment’s sales are sales by Extruded totaling $311 million since its acquisition in February 2007.  The contributions from Extruded were partially offset by net decreased sales across the remainder of the segment’s businesses.  Cost of goods sold increased from $757.5 million in 2006 to $1.07 billion in 2007 due primarily to the Extruded acquisition.  Depreciation and amortization increased from $11.8 million in 2006 to $13.3 million in 2007 due primarily to increased expense from assets acquired in recent acquisitions.  Selling, general, and administrative expenses were $22.9 million in 2007 compared with $21.3 million in 2006.  The increase is primarily attributable to the Extruded acquisition.  Operating income decreased from $44.8 million in 2006 to $38.2 million in 2007 resulting primarily from the lower sales volumes, offset partially by contributions from Extruded and higher profits at the aluminum impacts operation.

Liquidity and Capital Resources

The Company’s cash and cash equivalents balance decreased to $278.9 million at December 27, 2008, from $308.6 million at December 29, 2007, for a net decrease of $29.8 million.  Major components of the 2008 change included $185.8 million of cash provided by operating activities, $33.1 million of cash used in investing activities, $166.1 million of cash used in financing activities, and unfavorable effects of changes in exchange rates of $16.3 million.

Net income of $80.8 million in 2008 was the primary component of cash provided by operating activities.  Depreciation and amortization of $44.9 million, a gain on early extinguishment of debt of $21.6 million and a goodwill impairment charge of $18.0 million were the primary non-cash adjustments.  Major changes in working capital included an $89.1 million decrease in trade accounts receivable, $44.6 million decrease in inventories and $84.6 million decrease in current liabilities.

The major components of net cash used for investing activities during 2008 included $22.3 million used for capital expenditures and $10.9 million of net deposits into restricted cash balances.  Net cash used in financing activities totaled $166.1 million, which consists primarily of $126.9 million cash used in the early extinguishment of $149.0 million in principal amount of the 6% Subordinated Debentures, $14.9 million used for payment of regular quarterly dividends, and $25.6 million used in the net reduction of working capital debt at Mueller-Xingrong.  The reduction in cash resulting from exchange rates is primarily attributable to functional currencies (U.K. pound sterling, Mexican peso) that declined in value relative to the U.S. dollar during 2008.

The Company has a $200 million unsecured line-of-credit (Credit Facility) which expires in December 2011.  At year-end, the Company had no borrowings against the Credit Facility.  Approximately $9.9 million in letters of credit were backed by the Credit Facility at the end of 2008.  As of December 27, 2008, the Company’s total debt was $182.9 million or 21 percent of its total capitalization.  During 2008, the Company purchased and extinguished approximately $149.0 million in principal amount of its 6% Subordinated Debentures at discounts off their face value.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of December 27, 2008, the Company was in compliance with all of its debt covenants.

The Company expects to invest between $20 and $25 million for capital expenditures during 2009.

Contractual cash obligations of the Company as of December 27, 2008 included the following:

		Payments Due by Year
(In millions)	Total	2009	2010-2011	2012-2013	Thereafter

Long term debt, including capital lease obligations	$182.9	$24.2	$0.8	$2.0	$155.9
Interest on fixed rate debt	53.4	8.9	17.8	17.8	8.9
Consulting Agreement (1)	6.7	1.3	2.7	2.0	0.7
Operating leases	31.7	5.7	8.7	5.9	11.4
Purchase commitments (2)	138.7	136.3	2.4	-	-

Total contractual cash obligations	$413.4	$176.4	$32.4	$27.7	$176.9

(1)	See Note 10 to Consolidated Financial Statements. For the purposes of this disclosure, the Company assumed the Consulting Agreement is effective immediately.

(2)
Purchase commitments included $30.7 million of open fixed price purchases of raw materials.  Additionally, the Company has contractual supply commitments for raw materials totaling $108.0 million at year end prices; these contracts contain variable pricing based on Comex.  These commitments are for purchases of raw materials that are expected to be consumed in the ordinary course of business.

The above obligations will be satisfied with existing cash, the Credit Facility, and cash generated by operations.  Cash flows to fund pension and other post-employment benefit (OPEB) obligations were $3.7 million in 2008 and $3.8 million in 2007.  Significant investment losses were recognized by the pension plans that the Company sponsors in 2008, and pension plan contributions are expected to moderately increase in the future.  The U.S. pension plans are overfunded at December 27, 2008; hence, no additional contributions are expected in 2009.  The Company expects to contribute approximately $1.6 million to its pension plans and $1.5 million to its OPEB plans in 2009.  The Company has no off-balance sheet financing arrangements except for the operating leases identified above.

Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.  In June 2005, the price of copper averaged approximately $1.62 per pound.  Since then the price of copper has fluctuated significantly and averaged approximately $3.09 per pound in 2006, $3.22 in 2007, and $3.13 in 2008.  During 2008 and 2006, the price of copper exceeded $4.00 per pound at certain times.  However, during the fourth quarter of 2008, the price of copper declined precipitously, and was approximately $1.27 per pound at year-end.

The Company’s Board of Directors declared a regular quarterly dividend of 10 cents per share on its common stock during each quarter of 2008, 2007 and 2006.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

Management believes that cash provided by operations, the Credit Facility, and currently available cash of $278.9 million will be adequate to meet the Company’s normal future capital expenditure and operational needs.  The Company’s current ratio (current assets divided by current liabilities) was 3.7 to 1 as of December 27, 2008.

The Company’s Board of Directors has extended, until October 2009, the authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 27, 2008, the Company had repurchased approximately 2.4 million shares under this authorization.  In addition, the Company may repurchase portions of its 6% Subordinated Debentures through open market transactions or through privately negotiated transactions.

Market Risks

The Company is exposed to market risk from changes in raw material and energy costs, interest rates, and foreign currency exchange rates.  To reduce such risks, the Company may periodically use financial instruments.  All hedging transactions are authorized and executed pursuant to policies and procedures.  Further, the Company does not buy or sell financial instruments for trading purposes.  A discussion of the Company’s accounting for derivative instruments and hedging activities is included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

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

The Company occasionally enters into forward fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with forward fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of comprehensive income and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At year-end, the Company held open futures contracts to purchase approximately $18.3 million of copper over the next twelve months related to fixed-price sales orders.

Futures contracts may also be used to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in stockholders’ equity as a component of comprehensive income and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  There were no open contracts to purchase natural gas at December 27, 2008.

Interest Rates

At December 27, 2008 and December 29, 2007, the fair value of the Company’s debt was estimated at $158.7 million and $329.2 million, respectively, primarily using market yields and taking into consideration the underlying terms of the debt.  Such fair value was less than the carrying value of debt at December 27, 2008 and December 29, 2007 by $24.2 million and $25.3 million, respectively.  Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent decrease in interest rates and amounted to $18.3 million at December 27, 2008 and $13.5 million at December 29, 2007.

The Company had variable-rate debt outstanding of $34.2 million at December 27, 2008 and $46.7 million at December 29, 2007.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pre-tax earnings and cash flows.  The primary interest rate exposures on floating-rate debt are based on LIBOR and the base-lending rate published by the People’s Bank of China.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material; however, the Company may utilize certain futures contracts to hedge such transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders’ equity as a component of comprehensive income and reflected in earnings upon collection of receivables.  At year-end, the Company held contracts to sell 3.5 million euros in January 2009 to protect euro denominated accounts receivable from fluctuating foreign currency exchange rates.

The Company’s primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars.  The primary currencies to which the Company is exposed include the Canadian dollar, the British pound sterling, the euro, the Mexican peso, and the Chinese renminbi.  The Company generally views as long-term its investments in foreign subsidiaries with a functional currency other than the U.S. dollar.  As a result, the Company generally does not hedge these net investments.  The net investment in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates was $199.0 million at December 27, 2008 and $199.4 million at December 29, 2007.  The potential loss in value of the Company’s net investment in foreign subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at December 27, 2008 and December 29, 2007 amounted to $19.9 million and $21.1 million, respectively.  This change would be reflected in the foreign currency translation component of accumulated other comprehensive income in the equity section of the Company’s Consolidated Balance Sheets, unless the foreign subsidiaries are sold or otherwise disposed.

During 2008, exchange rates with respect to many foreign currencies fluctuated significantly with respect to the U.S. dollar.  The Company has significant investments in foreign operations whose functional currency is the British pound sterling and the Mexican peso.  The British pound sterling and the Mexican peso decreased approximately 26.9 percent and 20.8 percent, respectively, relative to the U.S. dollar during 2008.  The resulting foreign currency translation losses are recorded as a component of accumulated other comprehensive income.

Critical Accounting Policies and Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States.  Application of these principles requires the Company to make estimates, assumptions, and judgments that affect the amounts reported in the Consolidated Financial Statements.  Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters, which are inherently uncertain.  The accounting policies and estimates that are most critical to aid in understanding and evaluating the results of operations and financial position of the Company include the following:

Inventory Valuation

The Company’s inventories are valued at the lower-of-cost-or-market.  The material component of its U.S. copper tube and copper fittings inventories is valued on a LIFO basis.  Other manufactured inventories, including the non-material components of U.S. copper tube and copper fittings, are valued on a FIFO basis.  Certain inventories purchased for resale are valued on an average cost basis.  Elements of cost in finished goods inventory in addition to the cost of material include depreciation, amortization, utilities, consumable production supplies, maintenance, production wages, and transportation costs.

The market price of copper cathode and scrap are subject to volatility.  During periods when open market prices decline below net book value, the Company may need to provide an allowance to reduce the carrying value of its inventory.  In addition, certain items in inventory may be considered obsolete and, as such, the Company may establish an allowance to reduce the carrying value of those items to their net realizable value.  Changes in these estimates related to the value of inventory, if any, may result in a materially adverse impact on the Company’s reported financial position or results of operations.  The Company recognizes the impact of any changes in estimates, assumptions, and judgments in income in the period in which it is determined.

Goodwill

Goodwill represents cost in excess of fair values assigned to the underlying net assets of acquired businesses.  Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is subject to impairment testing, which is performed by the Company as of the first day of the fourth quarter of each fiscal year, unless circumstances dictate more frequent testing.  For testing purposes, the Company uses components of its operating segments; components of a segment having similar economic characteristics are combined.  The annual impairment test is a two-step process.  The first step compares the fair value of reporting units, which is determined using a discounted cash flow model, to the carrying value of its net assets, including goodwill.  If the fair value of the reporting unit is less than the carrying value, the second step is performed to measure the amount of impairment loss to be recorded, if any.  The second step compares the implied fair value of goodwill with the current carrying amount.  If the implied fair value of goodwill is less than the carrying value, an impairment charge is recorded as a part of operations.  Inputs to that model include various estimates, including cash flow projections, and assumptions.  Some of the inputs are highly subjective and are affected by changes in business conditions and other factors.  Changes in any of the inputs could have an effect on future tests and result in material impairment charges.

Income Taxes

Deferred tax assets and liabilities are recognized on the difference between the financial statement and the tax law treatment of certain items.  Realization of certain components of deferred tax assets is dependent upon the occurrence of future events.  The Company records valuation allowances to reduce its deferred tax assets to the amount it believes is more likely than not to be realized.  These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on the Company’s judgment, estimates, and assumptions regarding those future events.  In the event the Company were to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would increase the valuation allowance through a charge to income tax expense in the period that such determination is made.  Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future, in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through an decrease to income tax expense in the period that such determination is made.

The Company provides for uncertain tax positions and the related interest and penalties, if any, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  At December 27, 2008, the Company believes it has appropriately accounted for any unrecognized tax benefits.  To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

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

Environmental expenses that relate to ongoing operations are included as a component of cost of goods sold.  Environmental expenses related to certain non-operating properties are included in other income, net in the Consolidated Statements of Income.

Allowance for Doubtful Accounts

The Company provides an allowance for receivables that may not be fully collected.  In circumstances where the Company is aware of a customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial down-grading of credit ratings), it records a reserve for bad debts against amounts due to reduce the net recognized receivable to the amount it believes most likely will be collected.  For all other customers, the Company recognizes reserves for bad debts based on its historical collection experience.  If circumstances change (e.g., greater than expected defaults or an unexpected material change in a major customer’s ability to meet its financial obligations), the Company’s estimate of the recoverability of amounts due could be changed by a material amount.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (R), Business Combinations.  The purpose of issuing the statement is to replace current guidance in SFAS No. 141 to better represent the economic value of a business combination transaction.  The changes to be effected with SFAS No. 141 (R) from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS No. 141 (R) will be effective for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.  SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of stockholders’ equity, (ii) that net income attributable to the parent and the noncontrolling interest be separately identified in the Consolidated Statements of Income, (iii) that changes in a parent’s ownership interest while the parent retains the controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively.  However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal periods beginning after November 15, 2008.  The Company does not expect the adoption of SFAS No. 161 will have a material impact on its Consolidated Financial Statements.

    In December 2008, the FASB issued FASB Staff Position FSP 132(R)-1, Employers Disclosures about Postretirement Benefit Plan Assets, which provides additional guidance on employers' disclosures about plan assets of a defined benefit pension or other postretirement plan.  This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009.  The adoption of this interpretation will increase the disclosures in the Notes to the Consolidated Financial Statements related to the assets of the Company's defined benefit pension plans.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report contains various forward-looking statements and includes assumptions concerning the Company’s operations, future results, and prospects.  These forward-looking statements are based on current expectations and are subject to risk and uncertainties.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political, and technological factors, among others, the absence of which could cause actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

In addition to those factors discussed under “Risk Factors” in this Annual Report on Form 10-K, such factors include: (i) the current and projected future business environment, including interest rates and capital and consumer spending; (ii) the domestic housing and commercial construction industry environment; (iii) the impact of the current economic decline; (iv) availability and price fluctuations in commodities (including copper, natural gas, and other raw materials, including crude oil that indirectly affects plastic resins); (v) competitive factors and competitor responses to the Company’s initiatives; (vi) stability of government laws and regulations, including taxes; (vii) availability of financing; and (viii) continuation of the environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 27, 2008, December 29, 2007, and December 30, 2006

(In thousands, except per share data)	2008	2007	2006

Net sales	$2,558,448	$2,697,845	$2,510,912

Cost of goods sold	2,233,123	2,324,924	2,109,436
Depreciation and amortization	44,345	44,153	41,619
Selling, general, and administrative expense	136,884	143,284	140,972
Copper litigation settlement	-	(8,893)	-
Goodwill impairment charges	18,000	2,756	-

Operating income	126,096	191,621	218,885

Interest expense	(19,050)	(22,071)	(20,477)
Other income, net	12,100	13,731	5,171

Income before income taxes	119,146	183,281	203,579

Income tax expense	(38,332)	(67,806)	(54,710)

Net income	$80,814	$115,475	$148,869

Weighted average shares for basic earnings per share	37,123	37,060	36,893
Effect of dilutive stock options	186	163	353

Adjusted weighted average shares for diluted earnings per share	37,309	37,223	37,246

Basic earnings per share	$2.18	$3.12	$4.04

Diluted earnings per share	$2.17	$3.10	$4.00

Dividends per share	$0.40	$0.40	$0.40

See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 27, 2008 and December 29, 2007

(In thousands, except share data)	2008	2007
Assets
Current assets
Cash and cash equivalents	$278,860	$308,618
Accounts receivable, less allowance for doubtful accounts of $6,690 in 2008 and $5,015 in 2007	219,035	323,003
Inventories	210,609	269,032
Current deferred income taxes	17,212	19,853
Other current assets	29,110	19,841

Total current assets	754,826	940,347

Property, plant, and equipment, net	276,927	308,383
Goodwill	129,186	153,263
Other assets	21,974	47,211

Total Assets	$1,182,913	$1,449,204

Liabilities and Stockholders' Equity
Current liabilities
Current portion of debt	$24,184	$72,743
Accounts payable	63,732	140,497
Accrued wages and other employee costs	35,079	39,984
Other current liabilities	78,589	81,829

Total current liabilities	201,584	335,053

Long-term debt, less current portion	158,726	281,738
Pension liabilities	13,903	14,805
Postretirement benefits other than pensions	24,549	21,266
Environmental reserves	23,248	8,897
Deferred income taxes	33,940	52,156
Other noncurrent liabilities	1,698	2,029

Total liabilities	457,648	715,944

Minority interest in subsidiary	24,582	22,765

Stockholders' equity
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	-	-
Common stock - $.01 par value; shares authorized 100,000,000; issued 40,091,502; outstanding 37,143,163 in 2008 and 37,079,903 in 2007	401	401
Additional paid-in capital	262,378	259,611
Retained earnings	550,501	484,534
Accumulated other comprehensive (loss) income	(48,113)	31,808
Treasury common stock, at cost	(64,484)	(65,859)

Total stockholders' equity	700,683	710,495

Commitments and contingencies	-	-

Total Liabilities and Stockholders' Equity	$1,182,913	$1,449,204

See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 27, 2008, December 29, 2007, and December 30, 2006

(In thousands)	2008	2007	2006
Operating activities:
Net income	$80,814	$115,475	$148,869
Reconciliation of net income to net cash provided by operating activities:
Depreciation	43,666	43,605	41,179
Amortization of intangibles	679	548	440
Amortization of Subordinated Debenture costs	539	324	236
Stock-based compensation expense	2,915	2,737	2,789
Income tax benefit from exercise of stock options	(92)	(73)	(1,065)
Goodwill impairment charges	18,000	2,756	-
Deferred income taxes	(4,465)	3,094	(19,339)
Provision for doubtful accounts receivable	2,654	(177)	1,109
Minority interest in subsidiaries, net of dividend paid	1,796	(781)	2,610
Gain on sale of equity investment	-	-	(1,876)
Gain on early retirement of debt	(21,575)	-	(97)
Loss (gain) on disposal of properties	598	(2,468)	2,620
Equity in earnings of unconsolidated subsidiary	-	-	(964)
Changes in assets and liabilities, net of businesses acquired:
Receivables	89,051	(7,937)	(15,459)
Inventories	44,591	20,411	(56,786)
Other assets	(3,027)	(4,120)	1,449
Current liabilities	(84,584)	12,704	(41,357)
Other liabilities	12,741	1,809	(2,578)
Other, net	1,459	(2,063)	2,759

Net cash provided by operating activities	185,760	185,844	64,539

Investing activities:
Capital expenditures	(22,261)	(29,870)	(41,206)
Acquisition of businesses, net of cash received	-	(32,243)	3,632
Proceeds from sales of properties and equity investment	81	3,809	23,528
Net deposits into restricted cash balances	(10,945)	(4,194)	-

Net cash used in investing activities	(33,125)	(62,498)	(14,046)

Financing activities:
Repayments of long-term debt	(126,877)	(18,765)	(2,058)
Dividends paid	(14,847)	(14,825)	(14,776)
(Repayment) issuance of debt by joint venture, net	(25,564)	16,635	28,759
Acquisition of treasury stock	(32)	(54)	(1,092)
Issuance of shares under incentive stock option plans from treasury	1,167	1,124	7,701
Income tax benefit from exercise of stock options	92	73	1,065

Net cash (used in) provided by financing activities	(166,061)	(15,812)	19,599

Effect of exchange rate changes on cash	(16,332)	613	694

(Decrease) increase in cash and cash equivalents	(29,758)	108,147	70,786
Cash and cash equivalents at the beginning of the year	308,618	200,471	129,685

Cash and cash equivalents at the end of the year	$278,860	$308,618	$200,471

For supplemental disclosures of cash flow information, see Notes 1, 5, 6, 7, and 13.
See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 27, 2008, December 29, 2007, and December 30, 2006

	2008		2007		2006
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at beginning of year	40,092	$401	40,092	$401	40,092	$401
Balance at end of year	40,092	$401	40,092	$401	40,092	$401

Additional paid-in capital:
Balance at beginning of year		$259,611		$256,906		$252,889
Issuance of shares under incentive stock option plans		(240)		(105)		(1,324)
Stock-based compensation		2,915		2,737		4,276
Income tax benefit from exercise of stock options		92		73		1,065

Balance at end of year		$262,378		$259,611		$256,906

Retained earnings:
Balance at beginning of year		$484,534		$386,038		$253,433
Adjustment to retained earnings due to the adoption of FIN 48		-		(2,154)		-
Net income		80,814		115,475		148,869
Dividends and other		(14,847)		(14,825)		(16,264)

Balance at end of year		$550,501		$484,534		$386,038

Accumulated other comprehensive (loss) income:
Foreign currency translation		$(51,701)		$4,606		$17,778
Minimum pension liability adjustment, net of tax of $(1,165)		-		-		7,108
Change in fair value of derivatives, net of tax of $1,347, $(166), $199		(3,819)		285		(355)
Net actuarial (loss) gain on pension and postretirement obligations, net of tax of $14,867 and $(7,116)		(26,542)		14,170		-
Other, net		2,141		244		-

Total other comprehensive (loss) income		(79,921)		19,305		24,531
Balance at beginning of year		31,808		12,503		(8,848)
Adjustment to initially apply SFAS No. 158, net of tax of $1,526		-		-		(3,180)

Balance at end of year		$(48,113)		$31,808		$12,503

Treasury stock:
Balance at beginning of year	3,012	$(65,859)	3,067	$(67,034)	3,448	$(74,967)
Issuance of shares under incentive stock option plans	(65)	1,407	(57)	1,229	(414)	9,025
Repurchase of common stock	2	(32)	2	(54)	33	(1,092)

Balance at end of year	2,949	$(64,484)	3,012	$(65,859)	3,067	$(67,034)

Total comprehensive income:
Net income		$80,814		$115,475		$148,869
Other comprehensive (loss) income		(79,921)		19,305		24,531

Total comprehensive income		$893		$134,780		$173,400

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Mueller Industries, Inc. and its majority owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The minority interest represents a separate private ownership of 49.5 percent of Jiangsu Mueller–Xingrong Copper Industries Limited (Mueller-Xingrong), 25 percent of Ruby Hill Mining Company, and 19 percent of Richmond-Eureka Mining Company, which was sold in 2007.  Prior to its sale in 2006, the Company accounted for its minority investment in Conbraco Industries, Inc. (Conbraco) on the equity method.

Revenue Recognition

Revenue is recognized when title passes to the customer either when products are shipped, provided collection is determined to be probable and no significant obligations remain for the Company, or upon the terms of the sale.  Estimates for future rebates on certain product lines and product returns are recognized in the period which the revenue is recorded.  The cost of shipping product to customers is expensed as incurred as a component of cost of goods sold.

Cash Equivalents

Temporary investments with original maturities of three months or less are considered to be cash equivalents.  These investments are stated at cost.  At December 27, 2008 and December 29, 2007, temporary investments consisted of money market mutual funds, commercial paper, bank repurchase agreements, and U.S. and foreign government securities totaling $258.9 million and $282.5 million, respectively.  Included in other current assets is restricted cash of $15.3 million.  This amount primarily represents required deposits into brokerage accounts that facilitate the Company’s hedging activities.

Allowance for Doubtful Accounts

The Company provides an allowance for receivables that may not be fully collected.  In circumstances where the Company is aware of a customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial down-grading of credit ratings), it records a reserve for bad debts against amounts due to reduce the net recognized receivable to the amount it believes most likely will be collected.  For all other customers, the Company recognizes reserves for bad debts based on its historical collection experience.  If circumstances change (e.g., greater than expected defaults or an unexpected material change in a major customer’s ability to meet its financial obligations), the Company’s estimate of the recoverability of amounts due could be changed by a material amount.

Inventories

The Company’s inventories are valued at the lower-of-cost-or-market.  The material component of its U.S. copper tube and copper fittings inventories is valued on a last-in, first-out (LIFO) basis.  Other manufactured inventories, including the non-material components of U.S. copper tube and copper fittings, are valued on a first-in, first-out (FIFO) basis.  Certain inventories purchased for resale are valued on an average cost basis.  Elements of cost in finished goods inventory in addition to the cost of material include depreciation, amortization, utilities, consumable production supplies, maintenance, production wages, and transportation costs.

The market price of copper cathode and scrap are subject to volatility.  During periods when open market prices decline below net book value, the Company may need to provide an allowance to reduce the carrying value of its inventory.  In addition, certain items in inventory may be considered obsolete and, as such, the Company may establish an allowance to reduce the carrying value of those items to their net realizable value.  Changes in these estimates related to the value of inventory, if any, may result in a materially adverse impact on the Company’s reported financial position or results of operations.  The Company recognizes the impact of any changes in estimates, assumptions, and judgments in income in the period in which it is determined.

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

Goodwill

Goodwill represents cost in excess of fair values assigned to the underlying net assets of acquired businesses.  Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is subject to impairment testing, which is performed by the Company as of the first day of the fourth quarter of each fiscal year, unless circumstances dictate more frequent testing.  For testing purposes, the Company uses components of its operating segments; components of a segment having similar economic characteristics are combined.  The annual impairment test is a two-step process.  The first step compares the fair value of reporting units, which is determined using a discounted cash flow model, to the carrying value of its net assets, including goodwill.  If the fair value of the reporting unit is less than the carrying value, the second step is performed to measure the amount of impairment loss to be recorded, if any.  The second step compares the implied fair value of goodwill with the current carrying amount.  If the implied fair value of goodwill is less than the carrying value, an impairment charge is recorded as a part of operations.  No impairment loss resulted from the 2006 annual test performed under SFAS No. 142; however, as discussed in Note 4, impairment charges were recognized in 2008 and 2007.  There can be no assurance that additional goodwill impairment will not occur in the future.  Prior to the adoption of SFAS No. 142, the Company amortized goodwill.  Accumulated amortization totaled $13.4 million at December 27, 2008 and December 29, 2007.

Self-Insurance Accruals

The Company is primarily self-insured for workers’ compensation claims and benefits paid under employee health care programs.  Accruals are primarily based on estimated undiscounted cost of claims, which includes incurred but not reported claims, and are classified as accrued wages and other employee costs.

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

Earnings Per Share

Basic earnings per share is computed based on the average number of common shares outstanding.  Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options calculated using the treasury stock method.  Approximately 1.3 million and 0.7 million stock options were excluded from the computation of diluted earnings per share at December 27, 2008 and December 29, 2007, respectively, as the options' exercise price was higher than the average market price of the Company's stock.

Income Taxes

Deferred tax assets and liabilities are recognized on the difference between the financial statement and the tax law treatment of certain items.  Realization of certain components of deferred tax assets is dependent upon the occurrence of future events.  The Company records valuation allowances to reduce its deferred tax assets to the amount it believes is more likely than not to be realized.  These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on the Company’s judgment, estimates, and assumptions regarding those future events.  In the event the Company were to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would increase the valuation allowance through a charge to income tax expense in the period that such determination is made.  Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future, in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made.

The Company provides for uncertain tax positions and the related interest and penalties, if any, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  At December 27, 2008, the Company believes it has appropriately accounted for any unrecognized tax benefits.  To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between the Company and its customers, primarily value added taxes in foreign jurisdictions, are accounted for on a net (excluded from revenues and costs) basis.

Stock-Based Compensation

The Company has in effect stock incentive plans under which incentive stock options have been granted to certain employees and members of its board of directors.  Stock options are accounted for in accordance with SFAS No. 123 (R) Share-Based Payment.  As such, stock-based compensation expense is recognized in the Consolidated Statements of Income as a selling, general, and administrative expense based on the grant date fair value of the awards.

Concentrations of Credit and Market Risk

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base, and their dispersion across different geographic areas and different industries, including HVAC, plumbing, refrigeration, hardware, automotive, OEMs, and others.

The Company minimizes its exposure to base metal price fluctuations through various strategies.  Generally, it prices an equivalent amount of copper raw material, under flexible pricing arrangements it maintains with its suppliers, at the time it determines the selling price of finished products to its customers.

Derivative Instruments and Hedging Activities

The Company has utilized futures contracts to manage the volatility related to purchases of copper and natural gas, and certain transactions denominated in foreign currencies.  In addition, the Company has, in the past, reduced its exposure to increases in interest rates by entering into an interest rate swap contract.  These contracts have been designated as cash flow hedges.  The Company has also utilized futures contracts to protect the value of its copper inventory on hand through a fair value hedge.  The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities measured at fair value.  If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of accumulated other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  Gains and losses recognized by the Company related to the ineffective portion of its hedging instruments, as well as gains and losses related to the portion of the hedging instruments excluded from the assessment of hedge effectiveness, were not material to the Company’s Consolidated Financial Statements.  Should these contracts no longer meet hedge criteria in accordance with SFAS No. 133, either through lack of effectiveness or because the hedged transaction is not probable of occurring, all deferred gains and losses related to the hedge will be immediately reclassified from accumulated other comprehensive income into earnings.  Depending on position, the unrealized gain or loss on futures contracts are classified as other current assets or other current liabilities in the Consolidated Balance Sheets, and any changes thereto are recorded in changes in assets and liabilities in the Consolidated Statements of Cash Flows.

At December 27, 2008, the Company held open futures contracts to purchase approximately $18.3 million of copper over the next twelve months related to fixed-price sales orders.  Additionally at December 27, 2008, the Company held contracts to sell 3.5 million euros in January 2009 to protect euro denominated accounts receivable from fluctuating foreign currency exchange rates.

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

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 does not establish requirements for any new fair value measurements, but it does apply to existing accounting pronouncements in which fair value measurements are already required.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The Company adopted the provisions of SFAS No. 157 as of the first day of the fiscal year ended December 27, 2008.  Although the adoption of SFAS No. 157 has not materially impacted its financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its Consolidated Financial Statements.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of December 27, 2008, the Company held certain items that are required to be measured at fair value on a recurring basis, including futures contracts to buy copper and sell foreign currencies.  The fair value of the futures contracts related to copper and foreign currencies was $(7.9) million and $(0.7) million, respectively.  These amounts were determined by obtaining quoted market prices (Level 1).  Additionally, in the event an impairment to goodwill is determined under the Company’s annual impairment test, the related adjustment to goodwill is subject to the disclosure provisions of SFAS No. 157 for fiscal years beginning after November 15, 2008.  For further discussion regarding goodwill, see Note 4 to the Consolidated Financial Statements.

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.  Primarily using market yields, the fair value of the Company’s debt instruments were estimated to be $158.7 million and $329.2 million at December 27, 2008 and December 29, 2007, respectively.  Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument.

Foreign Currency Translation

For foreign subsidiaries, the functional currency is the local currency.  Balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year.  Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income.  Included in the Consolidated Statements of Income were transaction (losses) gains of $ (0.7) million in 2008, $2.0 million for 2007 and $(0.5) million in 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations.  The purpose of issuing the statement is to replace current guidance in SFAS No. 141, Business Combinations to better represent the economic value of a business combination transaction.  The changes to be effected with SFAS No. 141 (R) from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer.  SFAS No. 141 (R) will be effective for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.  SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of stockholders’ equity, (ii) that net income attributable to the parent and the noncontrolling interest be separately identified in the Consolidated Statements of Income, (iii) that changes in a parent’s ownership interest while the parent retains the controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively.  However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal periods beginning after November 15, 2008.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on its Consolidated Financial Statements.

    In December 2008, the FASB issued FASB Staff Position FSP 132(R)-1, Employers Disclosures about Postretirement Benefit Plan Assets, which provides additional guidance on employers' disclosures about plan assets of a defined benefit pension or other postretirement plan.  This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009.  The adoption of this interpretation will increase the disclosures in the Notes to the Consolidated Financial Statements related to the assets of the Company’s defined benefit pension plans.

Note 2 – Inventories

(In thousands)	2008	2007

Raw materials and supplies	$57,536	$47,568
Work-in-process	39,018	37,350
Finished goods	122,756	191,132
Valuation reserves	(8,701)	(7,018)

Inventories	$210,609	$269,032

Inventories valued using the LIFO method totaled $20.9 million at December 27, 2008 and $25.2 million at December 29, 2007.  At December 27, 2008 and December 29, 2007, the approximate FIFO cost of such inventories was $58.9 million and $116.3 million, respectively.  During 2008 and 2007 inventory quantities valued using the LIFO method declined which resulted in liquidation of LIFO inventory layers.  Additionally, the Company records certain inventories purchased for resale on an average cost basis.  The values of those inventories were $47.1 million and $59.6 million at the end of 2008 and 2007, respectively.

The effect of liquidation of LIFO layers decreased cost of sales by approximately $14.9 million, or 25 cents per diluted share after tax in 2008 and $10.0 million, or 17 cents per diluted share after tax in 2007.  During 2008 and 2007, certain inventories were written down to the lower-of-cost-or-market.  The write-down of approximately $4.9 million, or 8 cents per diluted share after tax, and $2.7 million, or 5 cents per diluted share after tax, during 2008 and 2007, respectively, resulted from the open market price of copper falling below the inventories’ net book value.

At December 27, 2008, the FIFO value of inventory consigned to others was $7.0 million compared with $20.5 million at the end of 2007.

Note 3 – Property, Plant, and Equipment, Net

(In thousands)	2008	2007

Land and land improvements	$12,569	$13,477
Buildings	110,541	108,621
Machinery and equipment	563,984	565,371
Construction in progress	4,678	11,005

	691,772	698,474
Less accumulated depreciation	(414,845)	(390,091)

Property, plant, and equipment, net	$276,927	$308,383

Note 4 – Goodwill

The changes in the carrying amount of goodwill were as follows:

(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Total

Balance at December 30, 2006	$145,682	$9,971	$155,653
Impairment charge	(2,756)	-	(2,756)
Foreign currency translation adjustment	366	-	366

Balance at December 29, 2007	143,292	9,971	153,263
Impairment charge	(18,000)	-	(18,000)
Foreign currency translation adjustment	(6,077)	-	(6,077)

Balance at December 27, 2008	$119,215	$9,971	$129,186

In accordance with SFAS No. 142, the Company applies a fair value based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  The analysis of potential impairment of goodwill requires a two-step process.  The first step is the estimation of fair value.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.

The Company performs its annual impairment test as of the first day of the fourth quarter of each fiscal year.  For the purposes of this analysis, the Company estimates of fair value are based on the income approach, which estimates the fair value of its reporting units based on the future discounted cash flows and other assumptions.  Based on the results of the annual impairment test, the Company has concluded that an impairment loss is probable and can be reasonably estimated.  A non-cash goodwill impairment charge of $18.0 million, or 48 cents per diluted share, was recorded in the fourth quarter of 2008 related to the Company’s Mexican Operations, representing the Company’s best estimate.

The Company expects to finalize its goodwill impairment analysis during the first quarter of 2009, which will include completion of certain valuation procedures.  Adjustments, if any, to the preliminary estimate as a result of completing the analysis will be recorded in the Consolidated Financial Statements for the first quarter of 2009.

The annual impairment test uses a discounted cash flow model to estimate fair value of business units.  Inputs to that model include various estimates, including cash flow projections, and assumptions.  Some of the inputs are highly subjective and could be affected by future changes in business conditions and other factors.  Changes in any of the inputs could have a material effect on future tests and result in additional impairment charges.

During its annual impairment test performed in 2007, the Company revised the projected future cash flows as well as other estimates and assumptions related to its Mexican Operations.  Based upon the changes in discounted future cash flows, the Company recognized an impairment charge of $2.8 million, or 8 cents per diluted share, reducing the carrying value of the business.

Note 5 – Debt

(In thousands)	2008	2007

6% Subordinated Debentures, due 2014	$148,676	$297,688
2001 Series IRB’s with interest at 3.08%, due 2011 through 2021	10,000	10,000
Mueller-Xingrong line of credit with interest at 5.04%, due 2009	24,184	46,627
Other, including capitalized lease obligations	50	166

	182,910	354,481
Less current portion of debt	(24,184)	(72,743)

Long-term debt	$158,726	$281,738

On October 26, 2004, as part of a Special Dividend, the Company issued $299.5 million in principal amount of its 6% Subordinated Debentures (the Debentures) due November 1, 2014.  Interest on the Debentures is payable semi-annually on May 1 and November 1.  The Company may repurchase the Debentures through open market transactions or through privately negotiated transactions.  During 2008, the Company repurchased and extinguished $149.0 million in principal amount of the Debentures.  The Debentures may be redeemed in whole at any time or in part from time to time at the option of the Company.  If the Debentures are redeemed during the twelve-month period beginning October 26, 2008, the redemption price is 101 percent of the principal amount.  If redeemed after October 26, 2009, the redemption price is 100 percent of the principal amount.

On December 1, 2006, the Company executed a Credit Agreement (the Agreement) with a syndicate of banks establishing an unsecured $200 million revolving credit facility (the Credit Facility) which matures December 1, 2011.  Borrowings under the Credit Facility bear interest, at the Company’s option, at LIBOR plus a variable premium or the greater of Prime or the Federal Funds rate plus 0.5 percent.  LIBOR advances may be based upon the one, two, three, or six-month LIBOR.  The variable premium over LIBOR is based on certain financial ratios, and can range from 27.5 to 67.5 basis points.  At December 27, 2008, the premium was 27.5 basis points.  Additionally, a facility fee is payable quarterly on the total commitment and varies from 10.0 to 20.0 basis points based upon the Company’s capitalization ratio.  Availability of funds under the Credit Facility is reduced by the amount of certain outstanding letters of credit, which are used to secure the Company's payment of insurance deductibles and certain retiree health benefits, totaling approximately $9.9 million at December 27, 2008.  Terms of the letters of credit are generally one year but are renewable annually as required.  There were no borrowings outstanding as of December 27, 2008.

On April 4, 2006, Mueller-Xingrong entered into a Credit Agreement with a syndicate of four banks establishing a secured RMB 320 million, or $39.9 million, revolving working capital facility with a maturity date of April 2007.  On April 4, 2007, Mueller-Xingrong renewed and amended the facility (the Amended JV Facility).  The Amended JV Facility was a secured RMB 450 million, or $60.76 million, revolving working capital facility which matured in April 2008.  The Amended JV Facility was extended for 90 days, and on July 3, 2008, the Company paid  off the Amended JV Facility and simultaneously entered into a new Financing Agreement with a syndicate of four banks (the JV Financing Agreement) establishing a secured RMB 425 million, or $62.18 million, revolving credit facility that matures on July 3, 2009.  Borrowings under the JV Financing Agreement are secured by the real property and equipment of Mueller-Xingrong and bear interest at 95 percent of the latest base-lending rate published by the People’s Bank of China (5.04 percent at year-end).

Borrowings under the Agreement and the JV Financing Agreement require, among other things, the satisfaction of certain financial ratios.  The JV Financing Agreement also requires lender consent for the payment of dividends.  At December 27, 2008, the Company was in compliance with all debt covenants.

Aggregate annual maturities of the Company’s debt are $24.2 million in 2009, $0.8 million in 2011, $1.0 million in 2012, $1.0 million in 2013, and $155.9 million thereafter.  Interest paid in 2008, 2007, and 2006 was $19.9 million, $20.0 million, and $20.4 million, respectively.  No interest was capitalized in 2008, 2007, or 2006.

Note 6 – Stockholders’ Equity

The Company’s Board of Directors has authorized the repurchase, until October 2009, of up to 10 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 27, 2008, the Company had repurchased approximately 2.4 million shares under this authorization.

Components of accumulated other comprehensive (loss) income are as follows:

(In thousands)	2008	2007

Cumulative foreign currency translation adjustment	$(21,781)	$29,920
Unrecognized prior service cost, net of income tax	(408)	(620)
Unrecognized actuarial net (loss) gain, net of income tax	(22,101)	2,596
Unrecognized derivative losses, net of income tax	(3,907)	(88)
Unrealized gain on marketable securities, net of income tax	84	-

Accumulated other comprehensive (loss) income	$(48,113)	$31,808

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in foreign subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar.  During 2008, exchange rates between the functional currencies of the Company’s foreign subsidiaries and the U.S. dollar fluctuated significantly.  The values of the British pound sterling and the Mexican peso decreased approximately 26.9 percent and 20.8 percent, respectively, relative to the U.S. dollar during 2008.  The decreases were partially offset by an increase in value of the Chinese renmimbi of 8.4 percent and the tax effect of certain intercompany transactions of approximately $2.4 million.

Note 7 – Income Taxes

The components of income (loss) before income taxes were taxed under the following jurisdictions:

(In thousands)	2008	2007	2006

Domestic	$131,472	$168,936	$188,919
Foreign	(12,326)	14,345	14,660

Income before income taxes	$119,146	$183,281	$203,579

Income tax expense consists of the following:

(In thousands)	2008	2007	2006

Current tax expense (benefit):
Federal	$40,743	$62,215	$69,119
Foreign	3,356	3,735	5,460
State and local	(1,302)	(1,238)	(530)

Current tax expense	42,797	64,712	74,049

Deferred tax (benefit) expense:
Federal	(3,686)	2,379	(10,544)
Foreign	(3,204)	7,061	(4,504)
State and local	2,425	(6,346)	(4,291)

Deferred tax (benefit) expense	(4,465)	3,094	(19,339)

Income tax expense	$38,332	$67,806	$54,710

No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.  It is not practicable to compute the potential deferred tax liability associated with these undistributed foreign earnings.

The difference between the reported income tax expense and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes is reconciled as follows:

(In thousands)	2008	2007	2006

Expected income tax expense	$41,701	$64,148	$71,253
State and local income tax, net of federal benefit	3,920	6,497	1,947
Effect of foreign statutory rates different from U.S. and other foreign adjustments	(1,015)	603	(2,163)
Valuation allowance changes	(246)	(1,920)	(7,663)
Adjustment for the correction of prior year tax provision	-	2,239	-
U.S. production activities deduction	(2,275)	(3,150)	(2,355)
Gain on early retirement of debt	(7,551)	-	-
Goodwill impairment	6,321	966	-
Tax contingency changes	(1,740)	(1,449)	(5,633)
Other, net	(783)	(128)	(676)

Income tax expense	$38,332	$67,806	$54,710

A foreign income tax holiday was in effect for 2007 and 2006, resulting in an immaterial tax benefit for 2007 and a $0.9 million tax benefit in 2006, or 2 cents per diluted share.  For 2008 through 2010, the foreign jurisdiction has imposed a reduced tax rate.

During 2008, the Company reduced valuation allowances by $0.2 million due primarily to changes in estimates regarding the expected future utilization of certain tax attributes.  During 2007, the Company reduced its total valuation allowance by $1.9 million, or 5 cents per diluted share.  This net reduction included a reduction of $10.7 million primarily from a change in the estimate of the utilization of various state income tax attributes in future years, offset by increases in the valuation allowance related to the reduction in anticipated utilization in future years of various other tax attributes.  These estimates are highly subjective and could be affected by changes in business conditions and other factors.  Changes in any of these factors could have a material impact on future income tax expense.

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

Included in income tax expense for 2007 is an adjustment of $2.2 million, or 6 cents per diluted share, resulting from a correction of the prior years’ deferred income tax provision related to U.S. pension plans.

At the beginning of fiscal 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109 (FIN 48), which clarifies accounting for income taxes under FAS 109 by prescribing a minimum recognition threshold that a tax position must meet in order for a benefit for the position to be recognized in the financial statements.  As a result of the adoption, the Company recorded an adjustment of approximately $2.2 million to reduce the opening balance of retained earnings, and $3.5 million of federal income tax benefits associated with state tax uncertainties, which had been used to reduce the tax contingency liability in prior periods, were reclassified to deferred income taxes on the Company's Consolidated Balance Sheet.  At adoption, the Company’s unrecognized tax benefits totaled $11.8 million.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(In thousands)	2008	2007

Beginning balance	$11,332	$11,792
Increases related to prior year tax positions	1,557	5,800
Increases related to current year tax positions	77	316
Decreases related to prior year tax positions	(3,281)	(4,500)
Decreases related to settlements with taxing authorities	(596)	-
Decreases due to lapses in the statute of limitations	(1,148)	(2,076)

Ending balance	$7,941	$11,332

Federal income tax benefits associated with state tax uncertainties and interest on federal tax uncertainties are recorded as a deferred tax asset.  As of December 27, 2008, this asset totaled $1.2 million.  Of the $7.9 million of unrecognized tax benefits and accrued interest, approximately $5.9 million, net of any applicable federal benefit, would affect the effective tax rate, if recognized.  Due to ongoing federal and state income tax audits and potential lapses of the statutes of limitations in various taxing jurisdictions, it is reasonably possible that this reserve may change in the next twelve months by a range of zero dollars to $5.0 million.

The Company includes interest and penalties related to income tax matters as a component of income tax expense.  Cumulative potential interest and penalties accrued related to unrecognized tax benefits totaled $1.6 million and $1.9 million as of December 27, 2008 and December 29, 2007, respectively, without consideration of any applicable federal benefit.  The reduction to income tax expense related to penalties and interest was $0.3 million and $1.3 million in 2008 and 2007, respectively.

The Internal Revenue Service is expected to conclude an examination of the Company’s 2005 and 2006 federal income tax returns during 2009, the results of which are expected to be immaterial.  During 2006, the Internal Revenue Service concluded an examination of the Company’s federal income tax returns for years 2002 and 2003.  While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.  The statute of limitations is still open for the Company’s federal tax return and most state income tax returns for the 2005 return and all subsequent years.  The statutes of limitations for some state and foreign returns are also open for some earlier tax years due to ongoing audits and differing statute periods.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In thousands)	2008	2007

Deferred tax assets:
Accounts receivable	$2,622	$1,692
Inventories	5,290	6,348
OPEB and accrued items	14,816	14,393
Pension	13,438	-
Other reserves	13,364	9,098
Interest	2,272	3,741
Federal and foreign tax attributes	11,030	8,137
State tax attributes, net of federal benefit	32,956	25,240
Other	1,902	1,341

Total deferred tax assets	97,690	69,990
Less valuation allowance	(32,624)	(22,980)

Deferred tax assets, net of valuation allowance	65,066	47,010

Deferred tax liabilities:
Property, plant, and equipment	58,617	61,969
Foreign withholding tax	1,652	1,958
Pension	7,855	6,888
Other	1,276	754

Total deferred tax liabilities	69,400	71,569

Net deferred tax liability	$(4,334)	$(24,559)

Valuation allowances were increased by $12.2 million during 2008 to fully offset deferred tax assets related to certain state tax attributes, which were previously unrecognized.  Also, gross deferred tax assets and the associated valuation allowances were reduced by $2.0 million due to the expiration of certain state tax attributes.

As of December 27, 2008, after consideration of the federal benefit, the Company had state income tax credit carryforwards of $1.2 million with various expirations through 2023 and other state income tax credit carryforwards of $19.1 million with unlimited lives.  The Company had state NOL carryforwards with potential tax benefits before any valuation allowance of $12.7 million, net of federal benefit, expiring between 2009 and 2023.  The state tax credit and NOL carryforwards are offset by valuation allowances totaling $24.7 million.

As of December 27, 2008, the Company had federal and foreign tax attributes with potential tax benefits before any valuation allowance of $11.0 million, some of which has an unlimited life but most of which expire from 2013 to 2015.  These attributes were offset by valuation allowances of $5.6 million.  Other foreign deferred tax assets were offset by valuation allowances of $2.3 million.

Income taxes paid were approximately $48.0 million in 2008, $62.3 million in 2007, and $73.2 million in 2006.

Note 8 – Other Current Liabilities

Included in other current liabilities were accrued discounts and allowances of $39.2 million at December 27, 2008 and $49.2 million at December 29, 2007, and taxes payable of $9.1 million at December 27, 2008 and $11.2 million at December 29, 2007.

Note 9 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  On December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans which required the Company to recognize the funded status of its pension and postretirement plans in its Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains and losses and unrecognized prior service costs remaining from the application of SFAS No. 87, Employers’ Accounting for Pensions, all of which were previously netted against the plans’ funded status in the Company’s Consolidated Balance Sheet pursuant to the provisions of SFAS No. 87.  These amounts are recognized as net periodic benefit cost pursuant to the Company’s historical accounting policy for amortizing such amounts.  Actuarial gains and losses that are not recognized as net periodic benefit cost in the same periods are recognized as a component of accumulated other comprehensive income.  Those amounts are recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The initial application of SFAS No. 158 resulted in a decrease to accumulated other comprehensive income of $3.2 million and had no effect on the Company’s Consolidated Statement of Income.  Had the Company not been required to adopt SFAS No. 158 at December 30, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87.  The effect of recognizing the additional liability in 2006 before the adoption of SFAS No. 158 is presented in the Consolidated Statement of Stockholders’ Equity.

During 2008, the Company adopted the measurement date provisions of SFAS No. 158, which required the Company to use its fiscal year-end as the measurement date for all its pension and postretirement plans.  Prior to 2008, the Company used November 30 as the measurement date for the majority of the plans.  The effect of the adoption was not material.

The following tables provide a reconciliation of the changes in the plans' benefit obligations and the fair value of the plans' assets for 2008 and 2007, and a statement of the plans’ aggregate funded status as of December 27, 2008 and December 29, 2007:

(In thousands)	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Change in benefit obligation:
Obligation at beginning of year	$180,231	$165,438	$19,438	$11,432
Service cost	1,783	2,410	310	1,897
Interest cost	11,472	9,775	1,379	1,129
Participant contributions	454	533	-	-
Business acquisitions	-	25,237	-	7,477
Actuarial (gain) loss	(19,254)	(14,986)	2,314	(1,046)
Benefit payments	(10,119)	(9,464)	(1,348)	(1,197)
Curtailment	-	-	-	(256)
Settlement	-	(165)	103	-
Foreign currency translation adjustment	(18,062)	1,453	(227)	2

Obligation at end of year	$146,505	$180,231	$21,969	$19,438

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$199,062	$153,042	$-	$-
Actual return on plan assets	(42,933)	19,270	-	-
Employer contributions	2,387	2,610	1,348	1,197
Participant contributions	454	533	-	-
Business acquisitions	-	32,173	-	-
Benefit payments	(10,119)	(9,464)	(1,348)	(1,197)
Settlement	-	(165)	-	-
Foreign currency translation adjustment	(13,227)	1,063	-	-

Fair value of plan assets at end of year	$135,624	$199,062	$-	$-

Funded status:
(Underfunded) funded status at end of year	$(10,881)	$18,831	$(21,969)	$(19,438)
Amounts recognized in accumulated other comprehensive income:
Unrecognized net actuarial loss (gain)	29,265	(7,523)	4,117	2,011
Unrecognized prior service cost	604	936	44	47

Total recognized in accumulated other comprehensive (loss) income	29,869	(6,587)	4,161	2,058

Net amount recognized	$18,988	$12,244	$(17,808)	$(17,380)

The Company sponsors one pension plan in the U.K. which comprises 33 percent of the above benefit obligation and 25 percent of the above plan assets as of December 27, 2008.

As of December 27, 2008, $1.4 million of the actuarial net loss and $0.3 million of the prior service cost will, through amortization, be recognized as components of net periodic benefit cost in 2009.

The aggregate statuses of all overfunded plans are recognized as an asset and the aggregate statuses of all underfunded plans are recognized as a liability in the Consolidated Balance Sheets.  The amounts recognized as a liability are classified as current or long-term on a plan-by-plan basis.  Liabilities are classified as current to the extent the actuarial present value of benefits payable within the next 12 months exceed the fair value of plan assets, with all remaining amounts being classified as long-term.  The total funded status of the plans was recognized in the Consolidated Balance Sheets as follows as of December 27, 2008 and December 29, 2007:

(In thousands)	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Long-term asset	$2,820	$32,547	$-	$-
Current liability	-	-	(1,452)	(1,729)
Long-term liability	(13,701)	(13,716)	(20,517)	(17,709)

Total (underfunded) funded status	$(10,881)	$18,831	$(21,969)	$(19,438)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with benefit obligations in excess of plan assets were $47.9 million, $47.9 million, and $34.2 million, respectively, as of December 27, 2008, and were $77.5 million, $74.6 million, and $63.8 million, respectively, as of December 29, 2007.

The components of net periodic benefit cost (income) are as follows:

(In thousands)	2008	2007	2006
Pension benefits:
Service cost	$1,783	$2,410	$2,104
Interest cost	11,472	9,775	8,419
Expected return on plan assets	(16,844)	(13,672)	(10,619)
Amortization of prior service cost	332	311	373
Amortization of net (gain) loss	(399)	622	1,112
Effect of curtailment and settlements	-	59	704

Net periodic benefit (income) cost	$(3,656)	$(495)	$2,093

Other benefits:
Service cost	$310	$1,897	$7
Interest cost	1,379	1,129	641
Amortization of prior service cost	3	2	8
Amortization of net loss	222	175	179
Effect of curtailments and settlements	100	(194)	-

Net periodic benefit cost	$2,014	$3,009	$835

During 2007, the Company ceased postretirement life insurance benefits for certain employees, resulting in a curtailment gain of $0.2 million.  During 2006, the Company amended a collective bargaining agreement which froze the accrual of future benefits related to one of its pension plans.  This resulted in a curtailment loss of $0.6 million during the period.

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants.  Gains and losses in excess of 10 percent of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The weighted average assumptions used in the measurement of the Company's benefit obligations are as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Discount rate	6.44%	6.18%	6.24%	6.21%
Expected return on plan assets	8.12%	8.01%	N/A	N/A
Rate of compensation increases	2.75%	4.43%	5.04%	5.04%

The weighted average assumptions used in the measurement of the Company's net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	6.18%	5.40%	5.59%	6.21%	5.75%	6.00%
Expected return on plan assets	8.01%	7.83%	7.94%	N/A	N/A	N/A
Rate of compensation increases	4.43%	4.00%	4.00%	5.04%	N/A	N/A

The Company’s U.K. pension plan and its Mexican postemployment plans use the rate of compensation increase in the benefit formulas.  All other pension plans are based on length of service.

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to range from 6 to 10 percent for 2008, gradually decrease to 5 percent for 2013, and remain at that level thereafter.  The health care cost trend rate assumption could have a significant effect on the amounts reported.  For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation by $2.0 million and the service and interest cost components of net periodic postretirement benefit costs by $0.1 million for 2008.  Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation and the service and interest cost components of net periodic postretirement benefit costs for 2008 by $1.8 million and $0.1 million, respectively.

The weighted average asset allocation of the Company’s pension fund assets are as follows:

	Pension Plan Assets
Asset category	2008	2007

Equity securities (includes equity index funds)	49%	62%
Fixed income securities	3	6
Cash and equivalents	38	24
Alternative investments	10	8

Total	100%	100%

At December 27, 2008, the Company’s target allocation, by asset category, of assets of its defined benefit pension plans is: (i) equity securities, including equity index funds – at least 60 percent; (ii) fixed income securities – not more than 25 percent; and (iii) alternative investments – not more than 20 percent.  The current asset allocation for pension assets is outside of the target allocation percentages due to the unusual economic conditions that existed during 2008.

The Company’s pension plan obligations are long-term and, accordingly, the plan assets are invested for the long-term.  The Company believes that a diversified portfolio of equity securities (both actively managed and index funds) and private equity funds have an acceptable risk-return profile that, over the long-term, is better than fixed income securities.  Consequently, the pension plan assets are heavily weighted to equity investments.  Plan assets are monitored periodically.  Based upon results, investment managers and/or asset classes are redeployed when considered necessary.  Expected rates of return on plan assets were determined based on historical market returns giving consideration to the composition of each plan’s portfolio.  None of the plans’ assets are expected to be returned to the Company during the next fiscal year.

The plans’ assets do not include investment in securities issued by the Company.  The Company expects to contribute approximately $1.6 million to its pension plans and $1.5 million to its other postretirement benefit plans in 2009.  The Company expects future benefits to be paid from the plans as follows:

(In thousands)	Pension Benefits	Other Benefits

2009	$9,446	$1,452
2010	9,442	1,506
2011	9,523	1,557
2012	10,153	1,597
2013	10,356	1,623
2014-2018	52,107	6,244

Total	$101,027	$13,979

Effective January 1, 2008, the Company merged several of its U.S. pension plans into one plan, the Mueller Pension Plan.  As part of the merger, the Company also consolidated all the pension assets into one master trust.  None of the benefits historically provided by the plans were changed as a result of the merger.

The Company sponsors voluntary employee savings plans that qualify under Section 401(k) of the Internal Revenue Code of 1986.  Compensation expense for the Company’s matching contribution to the 401(k) plans was $2.5 million in 2008, $2.5 million in 2007, and $2.4 million in 2006.  The Company’s match is a cash contribution.  Participants direct the investment of their account balances by allocating among a range of asset classes including mutual funds (equity, fixed income, and balanced funds), and money market funds.  The plans do not offer direct investment in securities issued by the Company.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the Act) was enacted.  The Act mandates a method of providing for postretirement benefits to UMWA current and retired employees, including some retirees who were never employed by the Company.  In October 1993, beneficiaries were assigned to the Company and the Company began its mandated contributions to the UMWA Combined Benefit Fund, a multiemployer trust.  Beginning in 1994, the Company was required to make contributions for assigned beneficiaries under an additional multiemployer trust created by the Act, the UMWA 1992 Benefit Plan.  The ultimate amount of the Company’s liability under the Act will vary due to factors which include, among other things, the validity, interpretation, and regulation of the Act, its joint and several obligation, the number of valid beneficiaries assigned, and the extent to which funding for this obligation will be satisfied by transfers of excess assets from the 1950 UMWA pension plan and transfers from the Abandoned Mine Reclamation Fund.  Nonetheless, the Company believes it has an adequate reserve for this liability, which totaled $3.9 million in 2008 and $4.4 million in 2007.

The Company makes contributions to certain multiemployer defined benefit pension plan trusts that cover union employees based on collective bargaining agreements.  Contributions by employees are not required nor are they permitted.  Pension expense under the multiemployer defined benefit pension plans was $1.0 million in 2008, $1.0 million in 2007, and $0.9 million for 2006.

Note 10 – Commitments and Contingencies

Environmental

The Company is subject to environmental standards imposed by federal, state, local, and foreign environmental laws and regulations.  For non-operating properties, the Company has provided and charged to income $15.4 million in 2008, $0.7 million in 2007, and $0.6 million in 2006 for pending environmental matters.  The basis for the provision is updated information and results of ongoing remediation and monitoring programs.  Environmental reserves totaled $23.2 million in 2008 and $8.9 million in 2007.

By letter dated October 10, 2006, the Kansas Department of Health and Environment (KDHE) advised the Company that environmental contamination has been identified at a former smelter site in southeast Kansas.  KDHE asserts that the Company is a corporate successor to an entity that is alleged to have owned and operated the smelter from 1915 to 1918.  The Company has since been advised of possible connection between that same entity and two other former smelter sites in Kansas.  KDHE has requested that the Company and another potentially responsible party (PRP) negotiate a consent order with KDHE to address contamination at these sites.  The Company has participated in preliminary discussions with KDHE and the other PRP.  The Company believes it is not liable for the contamination but as an alternative to litigation, the Company has entered into settlement negotiations with the other PRP.  The negotiations are ongoing.  In 2008, the Company established a reserve of $9.5 million for this matter.  Due to the ongoing nature of negotiations, the timing of potential payment has not yet been determined.

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980’s, of sealing mine portals with concrete plugs in mine adits which were discharging water.  The sealing program has achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to a series of orders issued by the California Regional Water Quality Control Board (QCB).  The remedial activities performed by MRRC have reduced impacts of acid rock drainage; however full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  At this site, MRRC spent approximately $0.5 million in 2008, and $0.4 million in 2007, and estimates it will spend between approximately $11.1 million and $13.5 million over the next twenty years.

U.S.S. Lead Refinery, Inc., (Lead Refinery), a wholly owned subsidiary of MRRC, has been conducting remedial actions pursuant to a Consent Order with the U.S. Environmental Protection Agency (EPA) pursuant to Section 3008(h) of the Resource Conservation and Recovery Act.  The Consent Order requires corrective action at Lead Refinery’s East Chicago, Indiana site and provides for Lead Refinery to complete certain on-site interim remedial activities and studies that extend off-site.  Site activities, which began in December 1996, have been substantially concluded.  Lead Refinery’s ongoing monitoring and maintenance activities at its East Chicago, Indiana site will be handled pursuant to a post-closure permit issued by the Indiana Department of Environmental Management (IDEM) in December 2007 and effective as of January 22, 2008.  EPA has informed Lead Refinery that the Consent Order would be terminated upon issuance of the IDEM post-closure permit in effect.  Lead Refinery spent approximately $0.1 million in 2008 and $0.2 million in 2007 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are between $2.2 million and $3.6 million over the next twenty years.  Lead Refinery is also subject to other matters including offsite investigations by the EPA.  Lead Refinery does not have sufficient information to determine the extent of its liability, if any, or to quantify the approximate costs associated with these other matters.

During 2008, MRRC developed additional remediation programs over several years to meet certain water quality standards related to its Shasta Area Mine sites.  Additionally, during 2008, MRRC re-evaluated its long-term plans with respect to future costs pursuant to the issuance of the post-closure permit at the Lead Refinery site.  As a result, the Company recognized additional expense of $2.4 million relating to additional anticipated projects at Shasta Area Mine and Lead Refinery remediation sites.  Additionally, the Company recognized an expense of $2.9 million, or 5 cents per diluted share after tax, for changes in estimates with respect to future operations and maintenance costs at those sites.  These estimated future costs, which will be funded in future years as remediation programs progress, are not discounted to their present value, and are not reduced by potential insurance reimbursements.

The estimates contained in the environmental reserves are based on assumptions that are highly subjective.  Many of the remedial activities performed by the Company are pursuant to performance-based obligations imposed by various regulatory bodies in which certain standards regarding levels of contaminants must be met.  The most subjective assumption that affects the estimates at these sites is the assumed length of time to comply with the remedial requirements set by the regulatory authorities.  This assumption is subject to change based on the regulatory environment, unanticipated delays and events that could limit access to these sites, unforeseen negative sampling results, and other factors.  Changes in any of these factors could have a material impact on future environmental expense.

Copper Tube Antitrust Litigation

The Company is named as a defendant in several pending litigations (the Copper Tube Actions) brought by direct and indirect purchasers of various forms of copper tube.  The Copper Tube Actions allege anticompetitive activities with respect to the sale of copper plumbing tubes and/or copper tubes used in, among other things, the manufacturing of air-conditioning and refrigeration units.  All of the Copper Tube Actions seek monetary and other relief.  The Company believes that the claims for relief in the Copper Tube Actions are without merit.  Due to the procedural stage of the Copper Tube Actions, the Company is unable to determine the likelihood of a materially adverse outcome in the Copper Tube Actions or the amount or range of a potential loss in the Copper Tube Actions.

Employment Litigation

On June 1, 2007, the Company filed a lawsuit in the Circuit Court of Dupage County, Illinois against Peter D. Berkman and Jeffrey A. Berkman, former executives of the Company and B&K Industries, Inc. (B&K), a wholly owned subsidiary of the Company, relating to their alleged breach of fiduciary duties and contractual obligations to the Company through, among other things, their involvement with a supplier of B&K during their employment with B&K.  The lawsuit alleges appropriation of corporate opportunities for personal benefit, failure to disclose competitive interests or other conflicts of interest, and unfair competition, as well as breach of employment agreements in connection with the foregoing.  The lawsuit seeks compensatory and punitive damages, and other appropriate relief.  In August 2007, the defendants filed an answer to the complaint admitting Peter Berkman had not sought authorization to have an ownership interest in a supplier, and a counterclaim against the Company, B&K and certain of the Company’s officers and directors alleging defamation, tortious interference with prospective economic relations, and conspiracy, and seeking damages in unspecified amounts.  In September 2007, Homewerks Worldwide LLC, an entity formed by Peter Berkman, filed a complaint as an intervenor based on substantially the same allegations included in the Berkmans’ counterclaim.  In October 2007, the Company filed a motion seeking to have the Berkmans’ counterclaim dismissed as a matter of law.  On January 3, 2008, the Court overruled that motion and the case proceeded to discovery of the relevant facts.  Since that time, depositions and document productions have been ongoing.  However, on September 5, 2008, Peter Berkman withdrew prior responses to discovery requests and asserted the Fifth Amendment privilege against self-incrimination as to all requests directed to him.  By that assertion, he took the position that his testimony about his actions would have the potential of exposing him to a criminal charge or criminal charges.  On October 3, 2008, in response to a motion to compel filed by the Company, the Court held that Peter Berkman could not withhold documents on Fifth Amendment grounds, amongst other things.  Peter Berkman moved for reconsideration of that order and his request was denied on November 19, 2008.  On December 10, 2008, Peter Berkman moved for the opportunity to file an interlocutory appeal regarding the Court’s ruling on the Company’s motion to compel.  On January 7, 2009, the motion for interlocutory appeal was granted and the Court found Peter Berkman in contempt for resisting discovery.  On October 24, 2008, the defendants filed a motion seeking leave to interpose an Amended Answer and Amended Counterclaims.  On December 19, 2008, the Company filed an answer to the Amended Counterclaims that included a new affirmative defense based on the assertion of the Fifth Amendment by Peter Berkman.  The Company believes that the counterclaims are without merit and intends to defend them vigorously.  The Company does not anticipate any material adverse effect on its business or financial condition as a result of this litigation.

Leases

The Company leases certain facilities and equipment under operating leases expiring on various dates through 2023.  The lease payments under these agreements aggregate to approximately $5.7 million in 2009, $4.7 million in 2010, $4.0 million in 2011, $3.3 million in 2012, $2.6 million in 2013, and $11.4 million thereafter.  Total lease expense amounted to $9.3 million in 2008, $10.4 million in 2007, and $9.4 million in 2006.

Consulting Agreement

During 2004, the Company entered into a consulting and non-compete agreement (the Consulting Agreement) with Harvey L. Karp, Chairman of the Board.  The Consulting Agreement provides for post-employment services to be provided by Mr. Karp for a six-year period.  During the first four years of the Consulting Agreement, an annual fee equal to two-thirds of the executive’s Final Base Compensation (as defined in the Consulting Agreement) will be payable.  During the final two years, the annual fee is set at one-third of the executive’s Final Base Compensation.  During the term of the Consulting Agreement, the executive agrees not to engage in Competitive Activity (as defined in the Consulting Agreement) and will be entitled to receive certain other benefits from the Company.  The term of the Consulting Agreement will commence upon the earliest of termination of employment by the Company without Cause, upon termination of employment in connection with a change in control, or upon voluntary resignation from employment with the Company for Good Reason, as defined in the executive’s current employment agreement.  In October 2007, Mr. Karp’s Consulting Agreement was amended to change the effective date from December 31, 2007 to the date of termination of employment without cause.  Based upon the value of the non-compete provisions of the Consulting Agreement, the Company will expense the value of the Consulting Agreement over its term.

Other

During the fourth quarter of 2008, the Company’s European copper tube operation was damaged by fire.  Production was curtailed for approximately four weeks to make necessary temporary repairs.  Certain production equipment and portions of building structures were extensively damaged requiring further assessment which is underway; rehabilitation alternatives are also being evaluated.  The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance.  As a result of the fire, the Company wrote-off $3.4 million representing the net book value of certain production equipment and building structures that were damaged in the fire.  The Company also recorded a receivable of the same amount less the insurance deductible of $0.5 million.  The write-down and offsetting recovery were both recorded in other income, net in the Consolidated Statements of Income during 2008.  Any proceeds received for property damage in excess of the receivable will be recognized upon settlement of the insurance claim.  The Company has received an advance of approximately $5.0 million from the insurance company primarily to cover cleanup costs.  The Company recorded this amount in other current liabilities net of cleanup costs incurred of approximately $1.6 million.  The Company has not recognized any amounts from business interruption in the Consolidated Statements of Income during 2008, and will not do so until final settlement of the insurance claim.

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

Note 11 – Other Income, Net

(In thousands)	2008	2007	2006

Interest income	$7,294	$11,281	$6,073
Gain on early retirement of debt	21,575	-	97
(Loss) gain on disposal of properties, net	(598)	2,468	(2,620)
Rent and royalties	1,057	1,262	1,971
Environmental expense, non-operating properties	(15,432)	(698)	(580)
Minority interest in income of subsidiaries	(1,796)	(582)	(2,610)
Gain on sale of equity investment	-	-	1,876
Equity in earnings of unconsolidated subsidiary	-	-	964

Other income, net	$12,100	$13,731	$5,171

Note 12 – Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with the provisions of SFAS No. 123 (R).  Under existing plans, the Company may grant options to purchase shares of common stock at prices not less than the fair market value of the stock on the date of grant.  Generally, the options vest annually in equal increments over a five-year period beginning one year from the date of grant.  Any unexercised options expire after not more than ten years.  The fair value of each grant is estimated as a single award and amortized into compensation expense on a straight-line basis over its vesting period.  The weighted average grant-date fair value of options granted during 2008, 2007, and 2006 were $7.49, $11.25, and $11.59, respectively.  During the years ended December 27, 2008, December 29, 2007, and December 30, 2006, the Company recognized stock-based compensation in its Consolidated Statements of Income of $2.9 million, $2.7 million, and $2.8 million, respectively.  The related tax benefit was $0.6 million in 2008 and $0.7 million in both 2007 and 2006.

The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing model.  The use of this valuation model in the determination of compensation expense involves certain assumptions that are judgmental and/or highly sensitive including the expected life of the option, stock price volatility, risk-free interest rate, and dividend yield.  Additionally under SFAS No. 123 (R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate, which is estimated at a weighted average of 3.5 percent per annum of unvested options outstanding, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  The weighted average for key assumptions used in determining the fair value of options granted and a discussion of the methodology used to develop each assumption are as follows:

	2008	2007	2006

Expected term	6.2 years	6.4 years	6.4 years
Expected price volatility	0.266	0.241	0.269
Risk-free interest rate	3.7%	4.7%	4.9%
Dividend yield	1.5%	1.1%	1.2%

Expected term – This is the period of time over which the options granted are expected to remain outstanding.  Prior to 2008, the Company used the "simplified" method found in the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 to estimate the expected term of stock option grants.  For options granted during 2008, the expected term was estimated based on historical experience.  An increase in the expected term will increase compensation expense.

Expected price volatility – This is a measure of the amount by which a price has fluctuated or is expected to fluctuate.  The Company uses actual historical changes in the market value of its stock to calculate the volatility assumption.  Daily market value changes from the date of grant over a past period representative of the expected term of the options are used.  An increase in the expected price volatility rate will increase compensation expense.

Risk-free interest rate – This is the U.S. Treasury rate for the week of the grant, having a term representative of the expected term of the options.  An increase in the risk-free rate will increase compensation expense.

Dividend yield – This rate is the annual dividends per share as a percentage of the Company’s stock price.  An increase in the dividend yield will decrease compensation expense.

The Company generally issues treasury shares when options are exercised.  A summary of the stock option activity and related information follows:

(Shares in thousands)	Options	Weighted Average Exercise Price

Outstanding at December 31, 2005	1,912	$21.49
Granted	355	35.11
Exercised	(414)	18.60
Cancelled	(141)	26.96

Outstanding at December 30, 2006	1,712	24.56
Granted	364	36.77
Exercised	(56)	19.95
Cancelled	(17)	31.89

Outstanding at December 29, 2007	2,003	26.85
Granted	466	27.03
Exercised	(64)	18.12
Cancelled	(321)	31.60

Outstanding at December 27, 2008	2,084	26.43

At December 27, 2008, the aggregate intrinsic value of all outstanding options, for which the market value of the Company’s common stock exceeded the exercise price, was $2.9 million with a weighted average exercise price of $19.14 and a weighted average remaining contractual term of 4.0 years.  Of the outstanding options, 814 thousand are currently exercisable with an aggregate intrinsic value of $2.8 million, a weighted average exercise price of $19.06, and a weighted average remaining contractual term of 3.9 years.  The total intrinsic value of options exercised was $0.8 million, $0.7 million, and $5.7 million in 2008, 2007, and 2006, respectively.  The total compensation expense not yet recognized related to non-vested awards at December 27, 2008 was $6.8 million with an average expense recognition period of 3.4 years.

Under the Company’s 1994 Non-Employee Director Stock Option Plan, each member of the Company’s Board of Directors who is neither an employee nor an officer of the Company is automatically granted each year on the date of the Company’s Annual Meeting of Stockholders, without further action by the Board, an option to purchase two thousand shares of common stock at the fair market value of the common stock on the date the option is granted.  As of December 27, 2008, options to purchase approximately 45 thousand shares of common stock were outstanding under this Plan and four thousand options are available under the Plan for future issuance.

Approximately 300 thousand shares were available for future employee grants at December 27, 2008.

Note 13 – Acquisitions and Investments

On February 27, 2007, the Company acquired 100 percent of the outstanding stock of Extruded Metals, Inc. (Extruded) for $32.8 million in cash, including transaction costs of $0.8 million.  Extruded, located in Belding, Michigan, manufactures brass rod products, and during 2006 had annual net sales of approximately $360 million.  The acquisition of Extruded complements the Company’s existing brass rod product line.  The total estimated fair values of the assets acquired totaled $74.6 million, consisting primarily of receivables of $29.5 million, inventories of $29.1 million, property, plant, and equipment of $8.3 million, and prepaid pension asset of $6.9 million.  The total estimated fair values of liabilities assumed totaled $41.8 million, consisting primarily of a working capital debt facility of $10.0 million, accounts payable and accrued expenses of $23.0 million, and postretirement benefit obligations of $7.5 million.  Immediately following the acquisition, the Company extinguished the working capital debt facility.  The results of operations for Extruded are reported in the Company’s OEM segment and have been included in the accompanying Consolidated Financial Statements from the acquisition date.

In December 2005, two subsidiaries of the Company received a business license from a Chinese industry and commerce authority, establishing a joint venture with Jiangsu Xingrong Hi-Tech Co., Ltd. and Jiangsu Baiyang Industries Ltd.  The joint venture, in which the Company holds a 50.5 percent interest, produces inner groove and smooth tube in level-wound coils, pancake coils, and straight lengths, primarily to serve the Chinese domestic OEM air-conditioning market as well as to complement the Company’s U.S. product line.  The joint venture is located in Jintan City, Jiangsu Province, China.  The joint venture entity is named Jiangsu Mueller-Xingrong Copper Industries Limited.  In December 2005, the Company contributed $7.0 million cash investment to the venture.  During the first quarter of 2006, the Company contributed an additional $12.4 million, which completed its initial planned cash investment.  Non-cash contributions from the other joint venture parties included long-lived assets of approximately $5.3 million in December 2005 and $8.5 million during the first quarter of 2006.  The results of operations of this joint venture are reported in the OEM segment and are included in the Company’s Consolidated Financial Statements from January 1, 2006.

These acquisitions were accounted for using the purchase method of accounting.  Therefore, the results of operations of the acquired businesses were included in the Company’s Consolidated Financial Statements from their respective acquisition dates.  The purchase price for these acquisitions, which was financed by available cash balances, has been allocated to the assets and liabilities of the acquired businesses based on their respective fair market values.

During 2006, the Company sold its 38 percent interest in Conbraco for approximately $23.0 million, realizing a pre-tax gain of $1.9 million on the sale.

Note 14 – Industry Segments

The Company’s reportable segments are Plumbing & Refrigeration and OEM.  For disclosure purposes, as permitted under SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of Standard Products (SPD), European Operations, and Mexican Operations.  The OEM segment is composed of Industrial Products (IPD), Engineered Products (EPD), and Mueller-Xingrong.  These segments are classified primarily by the markets for their products.  Performance of segments is generally evaluated by their operating income.  Intersegment transactions are generally conducted on an arms-length basis.

SPD manufactures copper tube and fittings, plastic fittings, plastic pipe, and line sets.  These products are manufactured in the U.S.  Outside the U.S., the Company’s European Operations manufacture copper tube, which is sold in Europe and the Middle East.  SPD also imports and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The European Operations consist of copper tube manufacturing and the import distribution of fittings, valves, and plumbing specialties primarily in the U.K. and Ireland.  The Plumbing & Refrigeration segment’s products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, and building product retailers.

IPD manufactures brass rod, impact extrusions, and forgings as well as a variety of end products including plumbing brass; automotive components; valves and fittings; and specialty copper, copper-alloy, and aluminum tubing.  EPD manufactures and fabricates valves and assemblies for the refrigeration, air-conditioning, gas appliance, and barbecue grill markets.  Mueller-Xingrong manufactures engineered copper tube primarily for air conditioning applications.  These products are sold primarily to OEM customers.

Summarized product line, geographic, and segment information is shown in the following tables.  Geographic sales data indicates the location from which products are shipped.  Unallocated expenses include general corporate expenses, plus certain charges or credits not included in segment activity.

Worldwide sales to one customer in the Plumbing & Refrigeration segment totaled $289.6 million in 2008, $322.1 million in 2007, and $370.8 million in 2006, which represented 11 percent in 2008, 12 percent in 2007, and 15 percent in 2006 of the Company's consolidated net sales.  No other customer accounted for more than 10 percent of consolidated net sales.

Net Sales by Major Product Line:

(In thousands)	2008	2007	2006

Tube and fittings	$1,138,590	$1,288,968	$1,428,979
Brass rod and forgings	788,843	733,325	499,878
OEM components, tube & assemblies	328,868	339,227	267,452
Valves and plumbing specialties	245,110	266,649	261,844
Other	57,037	69,676	52,759

	$2,558,448	$2,697,845	$2,510,912

Geographic Information:

(In thousands)	2008	2007	2006

Net sales:
United States	$2,027,339	$2,105,801	$1,963,666
United Kingdom	272,715	336,133	326,047
Other	258,394	255,911	221,199

	$2,558,448	$2,697,845	$2,510,912

Long-lived assets:
United States	$346,192	$375,061	$356,854
United Kingdom	44,794	67,705	72,978
Other	37,101	66,091	62,881

	$428,087	$508,857	$492,713

Net assets of foreign operations at December 27, 2008 included $144.5 million in the United Kingdom, $32.5 million in Mexico, and $21.8 million in China.

Segment Information:

(In thousands)	For the Year Ended December 27, 2008
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$1,400,682	$1,176,892	$(19,126)	$2,558,448

Cost of goods sold	1,157,896	1,093,504	(18,277)	2,233,123
Depreciation and amortization	28,751	14,489	1,105	44,345
Selling, general, and administrative expense	89,250	23,621	24,013	136,884
Impairment charge	18,000	-	-	18,000

Operating income	106,785	45,278	(25,967)	126,096

Interest expense				(19,050)
Other income, net				12,100

Income before income taxes				$119,146

Segment Information (continued):

(In thousands)	For the Year Ended December 29, 2007
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$1,572,565	$1,144,302	$(19,022)	$2,697,845

Cost of goods sold	1,274,989	1,069,890	(19,955)	2,324,924
Depreciation and amortization	29,777	13,271	1,105	44,153
Selling, general, and administrative expense	95,569	22,926	24,789	143,284
Copper litigation settlement	(8,893)	-	-	(8,893)
Impairment charge	2,756	-	-	2,756

Operating income	178,367	38,215	(24,961)	191,621

Interest expense				(22,071)
Other income, net				13,731

Income before income taxes				$183,281

(In thousands)	For the Year Ended December 30, 2006
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$1,716,613	$835,339	$(41,040)	$2,510,912

Cost of goods sold	1,391,510	757,481	(39,555)	2,109,436
Depreciation and amortization	28,722	11,754	1,143	41,619
Selling, general, and administrative expense	98,979	21,340	20,653	140,972

Operating income	197,402	44,764	(23,281)	218,885

Interest expense				(20,477)
Other income, net				5,171

Income before income taxes				$203,579

(In thousands)	2008	2007	2006

Expenditures for long-lived assets (including business acquisitions):
Plumbing & Refrigeration	$15,770	$22,229	$15,847
OEM	6,440	39,884	24,852

	$22,210	$62,113	$40,699

Segment assets:
Plumbing & Refrigeration	$692,004	$771,206	$760,147
OEM	376,792	364,154	280,692
General corporate	114,117	313,844	228,068

	$1,182,913	$1,449,204	$1,268,907

Note 15 – Quarterly Financial Information (Unaudited)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2008
Net sales	$704,108	$753,471	$665,496	$435,373
Gross profit (1)	92,311	92,262	77,027	63,725	(2)
Net income	27,355	27,014	18,671	7,774	(3)
Basic earnings per share	0.74	0.73	0.50	0.21
Diluted earnings per share	0.73	0.72	0.50	0.21
Dividends per share	0.10	0.10	0.10	0.10

2007
Net sales	$609,782	$772,647	$693,682	$621,734
Gross profit (1)	73,204	110,901	90,463	98,353	(4)
Net income	18,913	36,398	31,324	28,840	(5)
Basic earnings per share	0.51	0.98	0.84	0.78
Diluted earnings per share	0.51	0.98	0.84	0.78
Dividends per share	0.10	0.10	0.10	0.10

(1) Gross profit is net sales less cost of goods sold, which excludes depreciation and amortization.

(2) Fourth quarter of 2008 includes an adjustment to write down inventories to the lower-of-cost-or-market of $4.9 million, and a gain of $14.9 million resulting from the liquidation of LIFO layers.

(3) Fourth quarter of 2008 includes the net-of-tax effect of both of the items described in (2) above, plus a gain of $19.1 million related to the early extinguishment of debt, environmental provisions of $15.0 million ($9.4 million after tax) pertaining to estimated environmental settlements and obligations, and a goodwill impairment charge of $18.0 million related to the Company’s Mexican Operations.

(4) Fourth quarter of 2007 includes an adjustment to write down inventories to the lower-of-cost-or-market of $2.7 million and a gain of $10.0 million resulting from the liquidation of LIFO layers.

(5) Fourth quarter of 2007 includes the net-of-tax effect of both of the items included in (4) above plus a goodwill impairment charge of $2.8 million related to the Company’s Mexican Operations.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Industries, Inc.

We have audited the accompanying consolidated balance sheets of Mueller Industries, Inc. as of December 27, 2008 and December 29, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 27, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mueller Industries, Inc. at December 27, 2008 and December 29, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 27, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mueller Industries, Inc.’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP
Memphis, Tennessee
February 24, 2009

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 27, 2008, December 29, 2007, and December 30, 2006

(In thousands)		Additions
	Balance at beginning of year	Charged to costs and expenses	Other additions		Deductions		Balance at end of year

2008
Allowance for doubtful accounts	$5,015	$2,654	$14	(1)	$993		$6,690

Environmental reserves	$8,897	$15,432	$-		$1,081		$23,248

Valuation allowance for deferred tax assets	$22,980	$(246)	$12,943	(2)	$3,053	(4)	$32,624

2007
Allowance for doubtful accounts	$6,806	$(177)	$1,117	(1)	$2,731		$5,015

Environmental reserves	$8,907	$698	$100	(3)	$808		$8,897

Valuation allowance for deferred tax assets	$24,900	$(1,920)	$-		$-		$22,980

2006
Allowance for doubtful accounts	$5,778	$1,109	$519	(1)	$600		$6,806

Environmental reserves	$9,073	$580	$-		$746		$8,907

Valuation allowance for deferred tax assets	$3,612	$(7,663)	$28,951	(2)	$-		$24,900

(1) Other consists primarily of the opening balance related to the acquisition of Extruded Metals, Inc. for 2007, and bad debt recoveries as well as the effect of fluctuating foreign currency exchange rates in all years presented.

(2) Other includes the additions to valuation allowances during 2008 and 2006 in which previously unrecorded gross deferred tax assets and valuation allowances were recognized.

(3) Other includes the opening balance related to the acquisition of Extruded Metals, Inc. in 2007.

(4) Deductions include foreign currency translation adjustments and reductions to valuation allowances relating to certain tax attributes in which the carryforward period had expired.

EXHIBIT INDEX

Exhibits	Description

10.5	Fourth Amendment, dated December 2, 2008, to the Amended and Restated Employment Agreement, dated as of September 17, 1997, by and between the Registrant and Harvey Karp.

10.7	Amendment No. 1, dated December 2, 2008, to the Amended and Restated Consulting Agreement, dated October 25, 2007, by and between the Registrant and Harvey Karp.

10.11	Third Amendment, dated November 26, 2008, to the Amended and Restated Employment Agreement dated as of September 17, 1997, by and between the Registrant and William D. O’Hagan.

10.16	Amendment No. 1, dated December 10, 2008, to the Employment Agreement, effective October 17, 2002, by and between the Registrant and Kent A. McKee.

10.24	Summary description of the Registrant’s 2009 incentive plan for certain key employees.

21.0	Subsidiaries of the Registrant.

23.0	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.