Form 10-Q
period 2009-03-28
MUELLER INDUSTRIES INC
filed 2009-04-21
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

(901) 753-3200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No   ☒

The number of shares of the Registrant’s common stock outstanding as of April 20, 2009, was 37,143,163.

MUELLER INDUSTRIES, INC.

FORM 10–Q

For the Quarterly Period Ended March 28, 2009

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarter Ended
	March 28, 2009	March 29, 2008
(In thousands, except per share data)

Net sales	$326,558	$704,108

Cost of goods sold	287,383	611,797
Depreciation and amortization	10,480	10,984
Selling, general, and administrative expense	31,158	38,291

Operating (loss) income	(2,463)	43,036

Interest expense	(2,636)	(5,467)
Other income, net	627	4,569

(Loss) income before income taxes	(4,472)	42,138

Income tax benefit (expense)	1,962	(14,231)

Consolidated net (loss) income	(2,510)	27,907

Less: net loss (income) attributable to noncontrolling interest	18	(552)

Net (loss) income attributable to Mueller Industries, Inc.	$(2,492)	$27,355

Weighted average shares for basic (loss) earnings per share	37,143	37,089
Effect of dilutive stock options	-	192

Adjusted weighted average shares for diluted (loss) earnings per share	37,143	37,281

Basic (loss) earnings per share	$(0.07)	$0.74

Diluted (loss) earnings per share	$(0.07)	$0.73

Dividends per share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 28, 2009	December 27, 2008
(In thousands, except share data)

Assets
Current assets:
Cash and cash equivalents	$300,336	$278,860
Accounts receivable, less allowance of doubtful accounts of $6,688 in 2009 and $6,690 in 2008	190,172	219,035
Inventories	170,968	210,609
Other current assets	37,596	46,322

Total current assets	699,072	754,826

Property, plant, and equipment, net	270,626	276,927
Other assets	148,487	151,160

Total Assets	$1,118,185	$1,182,913

Liabilities
Current liabilities:
Current portion of debt	$14,022	$24,184
Accounts payable	52,476	63,732
Accrued wages and other employee costs	22,807	35,079
Other current liabilities	55,455	78,589

Total current liabilities	144,760	201,584

Long-term debt, less current portion	158,726	158,726
Pension and postretirement liabilities	37,692	38,452
Environmental reserves	23,184	23,248
Deferred income taxes	32,663	33,940
Other noncurrent liabilities	1,441	1,698

Total liabilities	398,466	457,648

Equity
Mueller Industries, Inc. stockholders’ equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	-	-
Common stock - $.01 par value; shares authorized 100,000,000; issued 40,091,502; outstanding 37,143,163 in 2009 and 2008	401	401
Additional paid-in capital	262,985	262,378
Retained earnings	544,295	550,501
Accumulated other comprehensive loss	(48,739)	(48,113)
Treasury common stock, at cost	(64,484)	(64,484)

Total Mueller Industries, Inc. stockholders’ equity	694,458	700,683
Noncontrolling interest	25,261	24,582

Total equity	719,719	725,265

Commitments and contingencies	-	-

Total Liabilities and Equity	$1,118,185	$1,182,913

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
	March 28, 2009	March 29, 2008
(In thousands)

Cash flows from operating activities
Net (loss) income attributable to Mueller Industries, Inc.	$(2,492)	$27,355
Reconciliation of net (loss) income attributable to Mueller Industries, Inc. to net cash provided by (used in) operating activities:
Depreciation and amortization	10,521	11,110
Gain on early retirement of debt	-	(2,408)
Net (loss) income attributable to noncontrolling interest	(18)	552
Stock-based compensation expense	607	731
(Gain) loss on disposal of properties	(87)	339
Deferred income taxes	(248)	(429)
Changes in assets and liabilities:
Receivables	28,010	(62,218)
Inventories	38,657	(3,664)
Other assets	3,070	(6,780)
Current liabilities	(42,167)	14,264
Other liabilities	(620)	2,566
Other, net	(261)	(2,708)

Net cash provided by (used in) operating activities	34,972	(21,290)

Cash flows from investing activities
Capital expenditures	(4,842)	(8,573)
Net withdrawals from restricted cash balances	5,852	85
Proceeds from the sales of properties	402	-

Net cash provided by (used in) investing activities	1,412	(8,488)

Cash flows from financing activities
Repayments of long-term debt	-	(22,979)
Dividends paid	(3,714)	(3,709)
(Repayment) issuance of debt by joint venture, net	(10,152)	21,032
Issuance of shares under incentive stock option plans from treasury	-	266

Net cash used in financing activities	(13,866)	(5,390)

Effect of exchange rate changes on cash	(1,042)	830

Increase (decrease) in cash and cash equivalents	21,476	(34,338)
Cash and cash equivalents at the beginning of the period	278,860	308,618

Cash and cash equivalents at the end of the period	$300,336	$274,280

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

Note 1 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, computed using the treasury stock method.  For the first quarter of 2009, the Company reported a net loss. Therefore the effect of the inclusion of all potentially dilutive securities was anti-dilutive when computing diluted loss per share; thus, the computation for both basic and diluted loss per share was the same for that period.  Potentially dilutive securities totaled approximately 73 thousand shares for the quarter ended March 28, 2009.

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

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary of the Company, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980’s, of sealing mine portals with concrete plugs in mine adits which were discharging water.  The sealing program has achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to a series of orders issued by the California Regional Water Quality Control Board (QCB).  The remedial activities performed by MRRC have reduced impacts of acid rock drainage; however full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.

U.S.S. Lead

U.S.S. Lead Refinery, Inc., (Lead Refinery), a wholly owned subsidiary of MRRC, has been conducting remedial actions pursuant to a Consent Order with the U.S. Environmental Protection Agency (EPA) pursuant to Section 3008(h) of the Resource Conservation and Recovery Act.  The Consent Order requires corrective action at Lead Refinery’s East Chicago, Indiana site and provides for Lead Refinery to complete certain on-site interim remedial activities and studies that extend off-site.  Site activities, which began in December 1996, have been substantially concluded.  Lead Refinery’s ongoing monitoring and maintenance activities at this site are handled pursuant to a post-closure permit issued by the Indiana Department of Environmental Management (IDEM) effective as of January 22, 2008.  EPA has informed Lead Refinery that the Consent Order would be terminated upon issuance of the IDEM post-closure permit in effect.  On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the EPA added the Lead Refinery site to the National Priorities List (NPL).  The NPL is a list of priority sites where EPA has determined that there has been a release or threatened release of contaminants that warrant investigation and, if appropriate, remedial action.  The NPL does not assign liability to any party or to the owner of a property placed on the NPL.  The placement of a site on the NPL does not necessarily mean that remedial action must be taken.  The Company is unable to determine the likelihood of a materially adverse outcome or the amount or range of a potential loss with respect to placement of this site on the NPL.  Lead Refinery lacks the financial resources needed to undertake any investigations or remedial action that may be required by EPA pursuant to CERCLA.

Eureka Mills Site

In November 2008, the Company received a general notice of liability and second request for information under CERCLA from the EPA concerning the Eureka Mills Superfund Site (the Eureka Mills Site) located in Juab County, Utah.  The Eureka Mills Site is an area where mining and milling of various metals occurred over the course of several decades.  The EPA has been investigating and remediating contamination associated with these activities.  The Company's predecessor, Sharon Steel Corporation, acquired  land within the Eureka Mills Site from UV Industries, Inc. in 1979.   Pursuant to the court-approved 1990 bankruptcy plan of reorganization for Sharon Steel Corporation, the land was transferred by the Company to Amwest Exploration Company, a wholly-owned subsidiary of the Company, which later sold the land to a third-party in 1993.  In 2001, the Company responded to an earlier request for information concerning milling activities stating that it was not responsible for any such activities at the Eureka Site.  The second request for information concerned historic mining activities.  In responding to EPA’s November 2008 letter and also to a recent third request for information received in March, 2009, the Company stated that it does not believe it is liable for the contamination.  The Company has agreed to suspend temporarily the running of the time period during which the EPA must bring a lawsuit in order to allow time for the Company and the EPA to discuss this matter.  The Company does not know the extent to which EPA may seek to hold the Company liable for cleanup or whether the Company would have claims against any other parties.   The Company is continuing to evaluate this matter.

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

Employment Litigation

On June 1, 2007, the Company filed a lawsuit in the Circuit Court of Dupage County, Illinois against Peter D. Berkman and Jeffrey A. Berkman, former executives of the Company and B&K Industries, Inc. (B&K), a wholly owned subsidiary of the Company, relating to their alleged breach of fiduciary duties and contractual obligations to the Company through, among other things, their involvement with a supplier of B&K during their employment with B&K.  The lawsuit alleges appropriation of corporate opportunities for personal benefit, failure to disclose competitive interests or other conflicts of interest, and unfair competition, as well as breach of employment agreements in connection with the foregoing.  The lawsuit seeks compensatory and punitive damages, and other appropriate relief.  In August 2007, the defendants filed an answer to the complaint admitting Peter Berkman had not sought authorization to have an ownership interest in a supplier, and a counterclaim against the Company, B&K and certain of the Company’s officers and directors alleging defamation, tortious interference with prospective economic relations, and conspiracy, and seeking damages in unspecified amounts.  In September 2007, Homewerks Worldwide LLC, an entity formed by Peter Berkman, filed a complaint as an intervenor based on substantially the same allegations included in the Berkmans’ counterclaim.  In October 2007, the Company also filed a motion seeking to have the Berkmans’ counterclaim dismissed as a matter of law.  On January 3, 2008, the Court overruled that motion and the case proceeded to discovery of the relevant facts.  Since that time, depositions and document productions have been ongoing.  However, on September 5, 2008, Peter Berkman withdrew prior responses to discovery requests and asserted the Fifth Amendment privilege against self-incrimination as to all requests directed to him.  By that assertion, he took the position that his testimony about his actions would have the potential of exposing him to a criminal charge or criminal charges.  On October 3, 2008, in response to a motion to compel filed by the Company, the Court held that Peter Berkman could not withhold documents on Fifth Amendment grounds, amongst other things.  Peter Berkman moved for reconsideration of that order and his request was denied on November 19, 2008.  On December 10, 2008, Peter Berkman moved for the opportunity to file an interlocutory appeal regarding the Court’s ruling on the Company’s motion to compel.  On January 7, 2009, the motion for interlocutory appeal was granted, the Court found Peter Berkman in contempt for resisting discovery, and Peter Berkman has since filed a notice of appeal with the Illinois Appellate Court, Second Judicial District.  On October 24, 2008, the defendants filed a motion seeking leave to interpose an Amended Answer and Amended Counterclaims.  On December 19, 2008, the Company filed an answer to the Amended Counterclaims that included a new affirmative defense based on the assertion of the Fifth Amendment by Peter Berkman.  The Company believes that the counterclaims are without merit and intends to defend them vigorously.  The Company does not anticipate any material adverse effect on its business or financial condition as a result of this litigation.

Other

Guarantees, in the form of letters of credit, are issued by the Company generally to guarantee the payment of insurance deductibles and certain retiree health benefits.  The terms of the Company’s guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s line of credit facility.  The maximum potential amount of future payments the Company could have been required to make under its guarantees at March 28, 2009 was $10.0 million.

Note 3 – Inventories

	March 28, 2009	December 27, 2008
(In thousands)

Raw materials and supplies	$27,865	$57,536
Work-in-process	24,810	39,018
Finished goods	124,291	122,756
Valuation reserves	(5,998)	(8,701)

Inventories	$170,968	$210,609

The Company has deferred recognizing potential gains resulting from liquidation of LIFO inventories during the first quarter of 2009.  The Company expects to replenish these inventories by the end of 2009 and, as such, has not recognized the effects of liquidating LIFO layers.  In the event the Company is not able to replenish these inventories due to lack of availability or operational reasons, the Company would recognize a non-cash gain of approximately $5.4 million from the liquidation of LIFO layers based on quarter-end quantities.

Note 4 – Goodwill

The Company recognized an estimated goodwill impairment charge of $18.0 million in the period ended December 27, 2008 related to its Mexican Operations, a part of the Plumbing & Refrigeration segment.  An estimate was recorded because the Company did not complete step two of its annual impairment test as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) until the quarter ended March 28, 2009.  The impairment resulted from revised projections of future cash flows as well as other estimates and assumptions due to prevailing market conditions.

In accordance with SFAS No. 142, the Company applies a fair value based impairment test to the net book value of goodwill and indefinite-lived intangible assets annually at the beginning of the fourth quarter and, on an interim basis if certain events or circumstances indicate that impairment may have been incurred.  The analysis of potential impairment of goodwill requires a two-step process.  The first step is the estimation of fair value.  If this estimate indicates that impairment potentially exists, the second step is performed to quantify the amount of impairment, if any.  Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.

The Company uses a discounted cash flow model (DCF model) to estimate the fair value of reporting units based on expected earnings, because there are no observable inputs available (Level 3 hierarchy as defined by SFAS No. 157, Fair Value Measurements).  Cash flows are projected to equal (i) projected future earnings adjusted for the capital investment required to support operations and depreciation expense for a five-year period plus (ii) a terminal value.  This cash flow stream is discounted to its present value to arrive at a fair value of each reporting unit.  Future earnings are estimated using the Company’s most recent annual projection, applying a growth rate to future periods.  The discount rate used in the DCF model equals the Company’s cost of capital plus a specific reporting unit risk premium.

The results of step one indicated goodwill was impaired at the Company’s Mexican Operations as the estimated fair value was less than the carrying value of the reporting unit.  As such, step two of the goodwill impairment test was performed to determine the actual amount of goodwill impairment.  In this step, the Company was required to allocate the fair value of the reporting unit, as determined in step one, to all the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the Company’s Mexican Operations had been acquired on the date of the test.  Upon completion of this step, the Company’s original estimate did not change.

The determination of fair value of the reporting units requires the Company to make significant estimates and assumptions.  Due to the inherent uncertainty involved in making these estimates, actual results could differ materially for those estimates.

Note 5 – Industry Segments

The Company’s reportable segments are Plumbing & Refrigeration and Original Equipment Manufacturer (OEM).  For disclosure purposes, as permitted under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of Standard Products (SPD), European Operations, and Mexican Operations.  The OEM segment is composed of Industrial Products (IPD), Engineered Products (EPD), and Mueller-Xingrong.  These segments are classified primarily by the markets for their products.  Performance of segments is generally evaluated by their operating income.  Intersegment transactions are generally conducted on an arms-length basis.

SPD manufactures copper tube and fittings, plastic fittings, plastic pipe, and line sets.  These products are manufactured in the U.S.  Outside the U.S., the Company’s European Operations manufacture copper tube, which is sold in Europe and the Middle East.  SPD also imports and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The European Operations consist of copper tube manufacturing, as noted above, and the import distribution of fittings, valves, and plumbing specialties primarily in the U.K. and Ireland.  The Plumbing & Refrigeration segment’s products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, and building product retailers.

IPD manufactures brass rod, impact extrusions, and forgings as well as a variety of end products including plumbing brass; automotive components; valves and fittings; and specialty copper, copper-alloy, and aluminum tubing.  EPD manufactures and fabricates valves and assemblies for the refrigeration, air-conditioning, gas appliance, and barbecue grill markets.  Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications.  These products are sold primarily to OEM customers.

Summarized segment information is as follows:

(In thousands)	For the Quarter Ended March 28, 2009
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$190,393	$138,392	$(2,227)	$326,558

Cost of goods sold	153,289	136,023	(1,929)	287,383
Depreciation and amortization	6,624	3,586	270	10,480
Selling, general, and administrative expense	20,149	5,049	5,960	31,158

Operating income (loss)	10,331	(6,266)	(6,528)	(2,463)

Interest expense				(2,636)
Other income, net				627

Loss before income taxes				$(4,472)

(In thousands)	For the Quarter Ended March 29, 2008
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$383,884	$326,207	$(5,983)	$704,108

Cost of goods sold	327,999	289,481	(5,683)	611,797
Depreciation and amortization	7,258	3,450	276	10,984
Selling, general, and administrative expense	23,543	7,702	7,046	38,291

Operating income	25,084	25,574	(7,622)	43,036

Interest expense				(5,467)
Other income, net				4,569

Income before income taxes				$42,138

Note 6 – Comprehensive (Loss) Income

Comprehensive (loss) income is as follows:

	For the Quarter Ended
	March 28, 2009	March 29, 2008
(In thousands)

Consolidated net (loss) income	$(2,510)	$27,907

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(3,316)	2,704
Net change with respect to derivative instruments and hedging activities	3,023	638
Other, net	364	162

Total other comprehensive income	71	3,504

Comprehensive (loss) income	(2,439)	31,411
Less: comprehensive income attributable to noncontrolling interest	(679)	(1,406)

Comprehensive (loss) income attributable to Mueller Industries, Inc.	$(3,118)	$30,005

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in foreign subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar.  The values of the British pound sterling and the Mexican peso decreased approximately 1.8 percent and 3.1 percent, respectively, relative to the U.S. dollar during the first quarter of 2009.

Note 7 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended
	March 28, 2009	March 29, 2008
(In thousands)

Pension benefits:
Service cost	$364	$739
Interest cost	2,562	3,417
Expected return on plan assets	(3,198)	(4,922)
Amortization of prior service cost	76	102
Amortization of net loss	160	54

Net periodic benefit income	$(36)	$(610)

Other benefits:
Service cost	$54	$80
Interest cost	338	379
Amortization of prior service cost	1	1
Amortization of net loss	41	56

Net periodic benefit cost	$434	$516

The Company anticipates contributions to its pension plans for 2009 to be approximately $1.6 million.  During the first quarter of 2009, contributions of approximately $0.4 million have been made to certain pension plans.

Note 8 – Income Taxes

The Company’s effective tax rate for the first quarter of 2009 was 44 percent compared with 34 percent for the same period last year.  The difference between the reported income tax benefit and what would be computed using the U.S. federal statutory tax rate for the first quarter of 2009 was $0.4 million.  None of the items creating differences between the effective and statutory rates are material.

Changes in tax contingencies had an immaterial effect on the effective tax rate during the first quarter of 2009.  Total unrecognized tax benefits at the end of first quarter were $8.0 million, without consideration of any applicable federal benefit, and this amount includes $1.7 million of accrued interest.  The Company includes interest and penalties related to income tax matters as a component of income tax expense.  Of the $8.0 million, approximately $6.0 million would impact the effective tax rate, if recognized.  An immaterial amount was recorded for interest accruals for the quarter.

The Company files a consolidated U.S. federal income tax return and files numerous consolidated and separate income tax returns in many state, local, and foreign jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations for years before 2005 and with few exceptions is no longer subject to state, local, or foreign income tax examinations by tax authorities for years before 2002.  The Internal Revenue Service has concluded its examination of the Company’s 2005 and 2006 consolidated U.S. federal income tax returns, the results of which were immaterial to the Company.  The Internal Revenue Service is beginning an examination of the Company’s 2007 consolidated U.S. federal income tax return, as well as a federal return of an entity acquired by the Company.  Additionally, various state taxing authorities are currently examining a number of the Company’s state income tax returns for years from 2005 forward.  The results of these examinations are not expected to have a material impact on the Company’s financial position or results of operations.

Note 9 – Other Income, Net

	For the Quarter Ended
	March 28, 2009	March 29, 2008
(In thousands)

Interest income	$498	$2,385
Gain on early retirement of debt	-	2,408
Gain (loss) on disposal of properties, net	87	(339)
Environmental expense, non-operating properties	(139)	(118)
Other	181	233

Other income, net	$627	$4,569

Note 10 – Derivative Instruments and Hedging Activities

The Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161) during the first quarter of 2009.  SFAS No. 161 requires enhanced disclosures for derivative instruments and hedging activities.  The adoption of SFAS No. 161 did not have any impact on the Company’s condensed consolidated financial statements.

Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.   The Company occasionally enters into forward fixed-price arrangements with certain customers; the risk of these arrangements is managed with commodity futures contracts.  The Company accounts for these futures contracts in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133).  These futures contracts have been designated as cash flow hedges.  The fair value of open futures contracts are recognized as a component of accumulated other comprehensive income until the position is closed which corresponds to the period when the related hedged transaction is recognized in earnings.  Should these contracts no longer meet hedge criteria in accordance with SFAS No. 133, either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge will be immediately reclassified from accumulated other comprehensive income into earnings.  In the next twelve months, the Company will reclassify into earnings realized gains or losses of cash flow hedges; at March 28, 2009, the net fair value of these contracts was approximately a $3.4 million loss.

  At March 28, 2009 the Company held open futures contracts to purchase approximately $16.2 million of copper over the next twelve months related to fixed price sales orders.  The fair value of those futures contracts was a $3.0 million loss position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by SFAS No. 157).  The Company does not offset fair value of amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At March 28, 2009, the Company had recorded restricted cash of $1.9 million related to open futures contracts.

Derivative instruments designated as hedging instruments under SFAS No. 133 are reflected in the Condensed Consolidated Balance Sheets as follows:

	March 28, 2009
	Location	Fair value
(In thousands)

Commodity contracts	Other current assets	$289
Commodity contracts	Other current liabilities	3,795
Commodity contracts	Other current liabilities	(281)

The following tables summarize activities related to the Company’s derivative instruments, classified as cash flow hedges in accordance with SFAS No. 133 for the period ended March 28, 2009:

Gain (Loss) Recognized in Accumulated OCI (Effective Portion), Net of Tax
March 28, 2009
(In thousands)

Commodity contracts	$732	(1)

(1) Includes $57 thousand attributable to noncontrolling interest.

	(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
	Location	Amount
(In thousands)

Commodity contracts	Cost of goods sold	$2,291

The Company enters into futures contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts at March 28, 2009 is not material to the Condensed Consolidated Statements of Operations.

Note 11 – Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS No. 160).  SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of stockholders’ equity, (ii) that net income attributable to the parent and the noncontrolling interest be separately identified in the Consolidated Statements of Operations, (iii) that changes in a parent’s ownership interest while the parent retains the controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The Company adopted the provisions of SFAS No. 160 in the first quarter of 2009.  As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the Condensed Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the Condensed Consolidated Statement of Operations.  The prior periods presented have also been reclassified to conform to the current classification required by SFAS No. 160.

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

SPD manufactures and sells copper tube, copper and plastic fittings, plastic pipe, line sets, and valves in North America and sources products for import distribution in North America.  European Operations manufactures copper tube in Europe, which is sold in Europe and the Middle East; activities also include import distribution in the U.K. and Ireland.  Mexican Operations include pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The Plumbing & Refrigeration segment sells products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers.

The OEM segment manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies.  Mueller-Xingrong manufactures engineered copper tube for refrigeration applications; these products are sold primarily to OEM’s located in China.  The OEM segment sells its products primarily to original equipment manufacturers, many of which are in the HVAC, plumbing, and refrigeration markets.

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

The majority of the Company’s manufacturing facilities operated at significantly below capacity during 2008 and have continued to do so during the first quarter of 2009.  This is due to the reduced demand for the Company’s products arising from the continued decline in general economic conditions in the U.S. and in foreign markets that the Company serves.  The U.S. housing and residential construction market has been adversely affected in the current economic downturn.  According to the U.S. Census Bureau, new housing starts were 113 thousand in the first quarter of 2009, which is a 51 percent decrease from the same period in the prior year.  The March 2009 seasonally adjusted annual rate of new housing starts was 510 thousand, representing a 48 percent decline from the March 2008 rate.  While commercial construction has been more stable, it also has begun to decline.  Per the U.S. Census Bureau, the February 2009 seasonally adjusted annual rate of Nonresidential Value of Construction Put in Place was $684.9 billion of which $390.7 billion was private; this is a slight increase compared with $676.4 billion and $391.6 billion at February 2008 but a slight decline when compared with $706.6 billion and $406.9 billion at December 2008.  These conditions have significantly affected the demand for many of the Company’s core products.

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

Earnings and profitability are also impacted by unit volumes that are subject to market trends such as substitute products and imports, and market share.  Plastic plumbing systems are the primary substitute product; these products represent an increasing share of consumption.  U.S. consumption of copper tubing is still predominantly supplied by U.S. manufacturers, although imports from Mexico are a significant factor.  Brass rod consumption in the U.S. has steadily declined over the past five years, due to the outsourcing of many manufactured products.

Results of Operations

During the first quarter of 2009, the Company’s net sales were $326.6 million, which compares with net sales of $704.1 million over the same period of 2008.  The decrease is due to reduced unit sales volume across the majority of the Company’s product lines as a result of reduced demand arising from current economic conditions.  Additionally, selling prices have decreased due to the decreased average cost of raw material during the period, which is generally passed on to customers.  The Comex average price of copper, the Company’s principal raw material, was $1.57 per pound in the first quarter of 2009, compared with $3.53 in the same period of 2008.

Cost of goods sold decreased from $611.8 million in the first quarter of 2008 to $287.4 million in the same period of 2009.  The decrease is primarily due to decreased sales volume, lower average cost of raw material, and reduced aggregate conversion costs as a result of reduced production workforce and lower utility costs.  Depreciation and amortization decreased to $10.5 million in the first quarter of 2009 from $11.0 million in the first quarter of 2008 due to several assets becoming fully depreciated during 2008.  Selling, general, and administrative expense was $31.2 million for the first quarter of 2009 compared with $38.3 million for the same period of 2008.  The decrease is primarily due to decreased employment costs resulting from reduced headcount, reduced management incentive compensation, reductions in sales and distribution expenses resulting from lower sales volume, and lower bad debt expense.  Total headcount has declined from approximately 4,086 employees in December 2008 to approximately 3,675 employees in March 2009.

Interest expense for the first quarter of 2009 totaled $2.6 million, compared with $5.5 million for the same period of 2008.  The decrease is attributable to lower interest expense following the early extinguishment of the Company’s 6% Subordinated Debentures in 2008.  Other income, net was $0.6 million for the first quarter of 2009 compared with $4.6 million for the same period of 2008.  The current year decrease was primarily due to decreased interest income resulting from lower interest rates, and a gain from early extinguishment of the Company’s 6% Subordinated Debentures recognized in the first quarter of 2008.

The Company’s effective tax rate for the first quarter of 2009 was 44 percent compared with 34 percent for the same period last year.  The difference between the reported income tax benefit and what would be computed using the U.S. federal statutory tax rate for the first quarter of 2009 was $0.4 million.  None of the items creating differences between the effective and statutory rates are material.

Plumbing & Refrigeration Segment

Net sales by the Plumbing and Refrigeration segment were $190.4 million in the first quarter of 2009 which is approximately a 50 percent decrease from $383.9 million for the same period in 2008.  The decrease is due to decreased sales volume in the majority of the segment’s product lines as a result of weak demand and decreased selling prices resulting from lower average raw material costs.  Of the $193.5 million decrease in net sales, approximately $93.0 million is attributable to lower unit volume and $85.6 million is due to lower selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings.  Additionally, the European copper tube operation has suffered lower sales volume following a fire in November 2008.  Cost of goods sold decreased from $328.0 million in the first quarter of 2008 to $153.3 million in the first quarter of 2009.  This decrease resulted from lower sales volume, decreased raw material costs, and reduced aggregate conversion costs from reductions in production workforce and lower utility costs.  Depreciation and amortization decreased to $6.6 million in the first quarter of 2009 from $7.3 million in the same period of 2008 due to several production assets becoming fully depreciated during 2008.  Selling, general, and administrative expense decreased to $20.1 million in the first quarter of 2009 from $23.5 million in the first quarter of 2008.  These decreases are primarily due to decreased employment costs from headcount reductions and lower aggregate sales and distribution expense resulting from lower unit sales volume.  Operating income for the segment decreased from $25.1 million in the first quarter of 2008 to $10.3 million in the first quarter of 2009 due primarily to lower sales volume, partially offset by improved unit spreads in many of SPD’s product lines.

OEM Segment

Net sales for the OEM segment declined approximately 58 percent to $138.4 million in the first quarter of 2009 from $326.2 million in the first quarter of 2008.  The decrease is due primarily to lower sales volume and lower selling prices resulting from lower average costs of raw material.  Of the $187.8 million decrease in net sales, approximately $133.0 million is attributable to lower unit volume and $44.4 million is due to lower selling prices in the segment’s core product lines consisting primarily of brass rod, forgings, and commercial tube.  Cost of goods sold decreased from $289.5 million in the first quarter 2008 to $136.0 million in the first quarter of 2009.  The decrease is due primarily to lower sales volume, lower raw material costs, and lower aggregate conversion costs resulting from reductions in production employees and lower energy costs.  Depreciation and amortization remained consistent.  Selling, general, and administrative expense decreased $2.7 million to $5.0 million in the first quarter of 2009 due primarily to reduced bad debt expense and decreased employment costs associated with headcount reductions.  Operating income for the segment decreased from $25.6 million in the first quarter of 2008 to an operating loss of $6.3 million in the first quarter of 2009 due primarily to lower sales volumes and decreased unit spreads, especially in the segment’s brass rod operations.

Liquidity and Capital Resources

Cash provided by operating activities during the first quarter of 2009 totaled $35.0 million, which is primarily attributable to decreased receivables and inventories, partially offset by decreased current liabilities.  Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.  During the first quarter of 2009, the average Comex copper price was approximately $1.57 per pound, which represents a 56 percent decrease over the average price during the first quarter of 2008.  This decrease in the price of cathode has also resulted in sharp decreases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.

During the first quarter of 2009, cash provided by investing activities totaled $1.4 million, which consisted of net reductions to restricted cash deposits of $5.9 million and proceeds from sales of properties of $0.4 million, partially offset by capital expenditures of $4.8 million.  Cash used in financing activities during the first quarter of 2009 totaled $13.9 million, which consisted of the net reduction in Mueller-Xingrong’s working capital debt facility of $10.1 million and dividends paid totaling $3.7 million.

The Company has a $200 million unsecured line-of-credit (Credit Facility) which expires in December 2011.  At March 28, 2009, the Company had no borrowings against the Credit Facility.  The Credit Facility backed approximately $9.9 million in letters of credit at the end of the first quarter of 2009.  As of March 28, 2009, the Company’s total debt was $172.7 million or 20 percent of its total capitalization (excluding noncontrolling interest).

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of March 28, 2009, the Company was in compliance with all of its debt covenants.

The Company declared and paid a regular quarterly cash dividend of ten cents per common share in the first quarter of 2009.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.  On May 1, 2009, the Company will pay approximately $4.5 million in interest on the Debentures that remain outstanding.

Management believes that cash provided by operations and currently available cash of $300.3 million will be adequate to meet the Company’s normal future capital expenditures and operational needs.  The Company’s current ratio was 4.8 to 1 at March 28, 2009.

The Company’s Board of Directors has extended, until October 2009, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 28, 2009, the Company had repurchased approximately 2.4 million shares under this authorization.  In addition, the Company may repurchase portions of its 6% Subordinated Debentures through open market transactions or through privately negotiated transactions.

There have been no significant changes in the Company’s contractual cash obligations reported at December 27, 2008.

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

The Company occasionally enters into futures fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with forward fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At March 28, 2009, the Company held open futures contracts to purchase approximately $16.2 million of copper through March 2010 related to fixed-price sales orders.

Futures contracts may also be used to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated other comprehensive income and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  At March 28, 2009, the Company held no open contracts to purchase natural gas.

Interest Rates

At March 28, 2009, the Company had variable-rate debt outstanding of $24.1 million, the majority of which related to the debt issued by Mueller-Xingrong.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows.  The primary interest rate exposure on floating-rate debt is based on LIBOR and on the base-lending rate published by the People’s Bank of China.

Foreign Currency Exchange Rates

        Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material; however, the Company may utilize certain futures contracts to hedge such transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders’ equity as a component of comprehensive income and reflected in earnings upon collection of receivables.  At March 28, 2009, the Company held no open foreign currency futures contracts.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 28, 2009 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 28, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, during the first quarter of 2009, the Company began an implementation of the transaction processing system currently used by its U.S. operations for its Mexican operations.  The implementation process is ongoing and is expected to be completed in 2009.

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

Carrier ACR Tube Action

A Copper Tube Action (the Carrier ACR Tube Action) was filed in March 2006 in the United States District Court for the Western District of Tennessee by Carrier Corporation, Carrier S.A., and Carrier Italia S.p.A. (collectively, Carrier).  The Carrier ACR Tube Action alleges anticompetitive activities with respect to the sale to Carrier of ACR copper tubes.  The Company and Mueller Europe Limited (Mueller Europe) are named in the Carrier ACR Tube Action.

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

As a result of these findings, exports of subject goods to Canada by the Company made on or after October 20, 2006 have been subject to antidumping measures.  Under Canada’s system of prospective antidumping enforcement, the CBSA has issued normal values to the Company.  Antidumping duties will be imposed on the Company’s Canadian customers only to the extent that the Company’s future exports of copper pipe fittings are made at net export prices which are below these normal values.  If net export prices for subject goods exceed normal values, no antidumping duties will be payable.  These measures will remain in place for five years, at which time an expiry review will be conducted by Canadian authorities to determine whether these measures should be maintained for another five years or allowed to expire.

On August 27, 2008 the CBSA completed a review process pursuant to which revised normal values were issued to exporters of subject goods, including the Company.  Given that these normal values are calculated on the basis of sales and cost data provided by the Company and given that the cost of copper has declined significantly since the issuance of the normal values in August 2008, the Company has experienced a decrease in its sales volumes of copper pipe fittings subject to the dumping order, particularly during the fourth quarter of 2008.  However, given the small percentage of its products that are sold for export to Canada, the Company does not anticipate any material adverse effect on its financial condition as a result of the antidumping case in Canada.

Mueller’s normal values are subject to potential review and revision in the future.  Depending on the level of these revised normal values, the Company's ability to compete in Canada could be affected although, as discussed above, export sales to Canada comprise only a small percentage of the Company’s total sales.  The “sunset review” process, pursuant to which Canadian authorities will examine whether the dumping order should be revoked or maintained for another five years, will initiate in April 2011.

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico.  The review will determine the final antidumping duties owed, if any, on U.S. imports by certain subsidiaries of the Company during the period November 1, 2007 through October 31, 2008, pursuant to the existing antidumping duty order.  DOC has selected Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Mexico) as a respondent in this proceeding, and Mueller Mexico is currently preparing its response to the questionnaire.  It is possible that certain subsidiaries of the Company will incur additional antidumping duties on subject imports made during the review period.  The amount of such potential liability, if any, is not known at this time.

Employment Litigation

On June 1, 2007, the Company filed a lawsuit in the Circuit Court of Dupage County, Illinois against Peter D. Berkman and Jeffrey A. Berkman, former executives of the Company and B&K Industries, Inc. (B&K), a wholly owned subsidiary of the Company, relating to their alleged breach of fiduciary duties and contractual obligations to the Company through, among other things, their involvement with a supplier of B&K during their employment with B&K.  The lawsuit alleges appropriation of corporate opportunities for personal benefit, failure to disclose competitive interests or other conflicts of interest, and unfair competition, as well as breach of employment agreements in connection with the foregoing.  The lawsuit seeks compensatory and punitive damages, and other appropriate relief.  In August 2007, the defendants filed an answer to the complaint admitting Peter Berkman had not sought authorization to have an ownership interest in a supplier, and a counterclaim against the Company, B&K and certain of the Company’s officers and directors alleging defamation, tortious interference with prospective economic relations, and conspiracy, and seeking damages in unspecified amounts.  In September 2007, Homewerks Worldwide LLC, an entity formed by Peter Berkman, filed a complaint as an intervenor based on substantially the same allegations included in the Berkmans’ counterclaim.  In October 2007, the Company also filed a motion seeking to have the Berkmans’ counterclaim dismissed as a matter of law.  On January 3, 2008, the Court overruled that motion and the case proceeded to discovery of the relevant facts.  Since that time, depositions and document productions have been ongoing.  However, on September 5, 2008, Peter Berkman withdrew prior responses to discovery requests and asserted the Fifth Amendment privilege against self-incrimination as to all requests directed to him.  By that assertion, he took the position that his testimony about his actions would have the potential of exposing him to a criminal charge or criminal charges.  On October 3, 2008, in response to a motion to compel filed by the Company, the Court held that Peter Berkman could not withhold documents on Fifth Amendment grounds, amongst other things.  Peter Berkman moved for reconsideration of that order and his request was denied on November 19, 2008.  On December 10, 2008, Peter Berkman moved for the opportunity to file an interlocutory appeal regarding the Court’s ruling on the Company’s motion to compel.  On January 7, 2009, the motion for interlocutory appeal was granted, the Court found Peter Berkman in contempt for resisting discovery, and Peter Berkman has since filed a notice of appeal with the Illinois Appellate Court, Second Judicial District.  On October 24, 2008, the defendants filed a motion seeking leave to interpose an Amended Answer and Amended Counterclaims.  On December 19, 2008, the Company filed an answer to the Amended Counterclaims that included a new affirmative defense based on the assertion of the Fifth Amendment by Peter Berkman.  The Company believes that the counterclaims are without merit and intends to defend them vigorously.  The Company does not anticipate any material adverse effect on its business or financial condition as a result of this litigation.

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

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary of the Company, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980’s, of sealing mine portals with concrete plugs in mine adits which were discharging water.  The sealing program has achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to a series of orders issued by the California Regional Water Quality Control Board (QCB).  The remedial activities performed by MRRC have reduced impacts of acid rock drainage; however full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.

U.S.S. Lead

U.S.S. Lead Refinery, Inc., (Lead Refinery), a wholly owned subsidiary of MRRC, has been conducting remedial actions pursuant to a Consent Order with the U.S. Environmental Protection Agency (EPA) pursuant to Section 3008(h) of the Resource Conservation and Recovery Act.  The Consent Order requires corrective action at Lead Refinery’s East Chicago, Indiana site and provides for Lead Refinery to complete certain on-site interim remedial activities and studies that extend off-site.  Site activities, which began in December 1996, have been substantially concluded.  Lead Refinery’s ongoing monitoring and maintenance activities at this site are handled pursuant to a post-closure permit issued by the Indiana Department of Environmental Management (IDEM) effective as of January 22, 2008.  EPA has informed Lead Refinery that the Consent Order would be terminated upon issuance of the IDEM post-closure permit in effect.  On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the EPA added the Lead Refinery site to the National Priorities List (NPL).  The NPL is a list of priority sites where EPA has determined that there has been a release or threatened release of contaminants that warrant investigation and, if appropriate, remedial action.  The NPL does not assign liability to any party or to the owner of a property placed on the NPL.  The placement of a site on the NPL does not necessarily mean that remedial action must be taken.  The Company is unable to determine the likelihood of a materially adverse outcome or the amount or range of a potential loss with respect to placement of this site on the NPL.  Lead Refinery lacks the financial resources needed to undertake any investigations or remedial action that may be required by EPA pursuant to CERCLA.

Eureka Mills Site

In November 2008, the Company received a general notice of liability and second request for information under CERCLA from the EPA concerning the Eureka Mills Superfund Site (the Eureka Mills Site) located in Juab County, Utah.  The Eureka Mills Site is an area where mining and milling of various metals occurred over the course of several decades.  The EPA has been investigating and remediating contamination associated with these activities.  The Company's predecessor, Sharon Steel Corporation, acquired  land within the Eureka Mills Site from UV Industries, Inc. in 1979.   Pursuant to the court-approved 1990 bankruptcy plan of reorganization for Sharon Steel Corporation, the land was transferred by the Company to Amwest Exploration Company, a wholly-owned subsidiary of the Company, which later sold the land to a third-party in 1993.  In 2001, the Company responded to an earlier request for information concerning milling activities stating that it was not responsible for any such activities at the Eureka Site.  The second request for information concerned historic mining activities.  In responding to EPA’s November 2008 letter and also to a recent third request for information received in March, 2009, the Company stated that it does not believe it is liable for the contamination.  The Company has agreed to suspend temporarily the running of the time period during which the EPA must bring a lawsuit in order to allow time for the Company and the EPA to discuss this matter.  The Company does not know the extent to which EPA may seek to hold the Company liable for cleanup or whether the Company would have claims against any other parties.   The Company is continuing to evaluate this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2009, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 28, 2009, the Company had repurchased approximately 2.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended March 28, 2009.

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				7,647,030	(1)
December 28, 2008 – January 24, 2009	—	$—

January 25 – February 21, 2009	—	—

February 22 – March 28, 2009	—	—

(1) Shares available to be purchased under the Company's 10 million share repurchase authorization until October 2009. The extension of the authorization was announced on October 21, 2008.

Item 6. Exhibits

19.1
Mueller Industries, Inc.’s Quarterly Report to Stockholders for the quarter ended March 28, 2009.  Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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

MUELLER INDUSTRIES, INC.

/S/ Kent A. McKee
Kent A. McKee
April 21, 2009	Executive Vice President and
Date	Chief Financial Officer

/S/ Richard W. Corman
April 21, 2009	Richard W. Corman
Date	Vice President – Controller

EXHIBIT INDEX

Exhibits	Description

19.1
Mueller Industries, Inc.’s Quarterly Report to Stockholders for the quarter ended March 28, 2009.  Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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