Form 10-Q
period 2009-06-27
MUELLER INDUSTRIES INC
filed 2009-07-22
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

(901) 753-3200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No   ☒

The number of shares of the Registrant’s common stock outstanding as of July 20, 2009, was 37,298,773.

MUELLER INDUSTRIES, INC.

FORM 10–Q

For the Quarterly Period Ended June 27, 2009

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
(In thousands, except per share data)

Net sales	$367,800	$753,471	$694,358	$1,457,579

Cost of goods sold	313,353	661,209	600,736	1,273,006
Depreciation and amortization	10,355	11,004	20,835	21,988
Selling, general, and administrative expense	30,316	34,618	61,474	72,909

Operating income	13,776	46,640	11,313	89,676

Interest expense	(2,482)	(5,238)	(5,118)	(10,705)
Other income, net	385	1,961	1,012	6,530

Income before income taxes	11,679	43,363	7,207	85,501

Income tax expense	(5,512)	(15,339)	(3,550)	(29,570)

Consolidated net income	6,167	28,024	3,657	55,931

Less: net income attributable to noncontrolling interest	(139)	(1,010)	(121)	(1,562)

Net income attributable to Mueller Industries, Inc.	$6,028	$27,014	$3,536	$54,369

Weighted average shares for basic earnings per share	37,143	37,119	37,143	37,108
Effect of dilutive stock options	120	340	97	269

Adjusted weighted average shares for diluted earnings per share	37,263	37,459	37,240	37,377

Basic earnings per share	$0.16	$0.73	$0.10	$1.47

Diluted earnings per share	$0.16	$0.72	$0.09	$1.45

Dividends per share	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 27, 2009	December 27, 2008
(In thousands, except share data)

Assets
Current assets:
Cash and cash equivalents	$333,959	$278,860
Accounts receivable, less allowance of doubtful accounts of $6,904 in 2009 and $6,690 in 2008	207,238	219,035
Inventories	169,118	210,609
Other current assets	32,033	46,322

Total current assets	742,348	754,826

Property, plant, and equipment, net	268,017	276,927
Other assets	151,537	151,160

Total Assets	$1,161,902	$1,182,913

Liabilities
Current liabilities:
Current portion of debt	$9,629	$24,184
Accounts payable	59,871	63,732
Accrued wages and other employee costs	26,756	35,079
Other current liabilities	64,922	78,589

Total current liabilities	161,178	201,584

Long-term debt, less current portion	158,226	158,726
Pension and postretirement liabilities	39,688	38,452
Environmental reserves	23,352	23,248
Deferred income taxes	33,496	33,940
Other noncurrent liabilities	1,417	1,698

Total liabilities	417,357	457,648

Equity
Mueller Industries, Inc. stockholders’ equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	-	-
Common stock - $.01 par value; shares authorized 100,000,000; issued 40,091,502; outstanding 37,143,163 in 2009 and 2008	401	401
Additional paid-in capital	263,598	262,378
Retained earnings	546,609	550,501
Accumulated other comprehensive loss	(26,785)	(48,113)
Treasury common stock, at cost	(64,484)	(64,484)

Total Mueller Industries, Inc. stockholders’ equity	719,339	700,683
Noncontrolling interest	25,206	24,582

Total equity	744,545	725,265

Commitments and contingencies	-	-

Total Liabilities and Equity	$1,161,902	$1,182,913

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 27, 2009	June 28, 2008
(In thousands)

Cash flows from operating activities
Net income attributable to Mueller Industries, Inc.	$3,536	$54,369
Reconciliation of net income attributable to Mueller Industries, Inc. to net cash provided by operating activities:
Depreciation and amortization	20,946	22,323
Gain on early retirement of debt	(128)	(2,482)
Net income attributable to noncontrolling interest	121	1,562
Stock-based compensation expense	1,220	1,479
Loss on disposal of properties	260	341
Deferred income taxes	(136)	130
Income tax benefit from exercise of stock options	-	(69)
Changes in assets and liabilities:
Receivables	16,831	(66,599)
Inventories	45,209	7,489
Other assets	1,059	(2,321)
Current liabilities	(21,741)	(12,757)
Other liabilities	(546)	1,342
Other, net	(101)	(1,167)

Net cash provided by operating activities	66,530	3,640

Cash flows from investing activities
Capital expenditures	(8,725)	(14,833)
Net withdrawals from (deposits into) restricted cash balances	13,039	(632)
Proceeds from sales of properties	606	-

Net cash provided by (used in) investing activities	4,920	(15,465)

Cash flows from financing activities
Repayments of long-term debt	(370)	(23,605)
Dividends paid to stockholders of Mueller Industries, Inc.	(7,428)	(7,421)
Dividends paid to noncontrolling interest	(1,449)	-
(Repayment) issuance of debt by joint venture, net	(14,567)	5,411
Issuance of shares under incentive stock option plans from treasury	-	1,055
Income tax benefit from exercise of stock options	-	69
Acquisition of treasury stock	-	(13)

Net cash used in financing activities	(23,814)	(24,504)

Effect of exchange rate changes on cash	7,463	1,331

Increase (decrease) in cash and cash equivalents	55,099	(34,998)
Cash and cash equivalents at the beginning of the period	278,860	308,618

Cash and cash equivalents at the end of the period	$333,959	$273,620

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

Note 1 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, computed using the treasury stock method.  Approximately 1.2 million stock options were excluded from the computation of diluted earnings per share for the three-month and six-month periods ended June 27, 2009, since the options' exercise price was higher than the average market price of the Company's stock.

Note 2 – Commitments and Contingencies

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business, which management believes will not have a material adverse effect on the Company's financial position or results of operations.  During the second quarter of 2009, the Company recorded a provision of $2.2 million, or 4 cents per diluted share after tax, as a result of additional loss contingencies that management deemed to become probable and estimable during the period.  The Company may also realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Condensed Consolidated Financial Statements.

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

U.S.S. Lead

U.S.S. Lead Refinery, Inc., (Lead Refinery), a wholly owned subsidiary of MRRC, has been conducting remedial actions pursuant to a Consent Order with the U.S. Environmental Protection Agency (EPA) pursuant to Section 3008(h) of the Resource Conservation and Recovery Act.  The Consent Order requires corrective action at Lead Refinery’s East Chicago, Indiana site and provides for Lead Refinery to complete certain on-site interim remedial activities and studies that extend off-site.  Site activities, which began in December 1996, have been substantially concluded.  Lead Refinery’s ongoing monitoring and maintenance activities at this site are handled pursuant to a post-closure permit issued by the Indiana Department of Environmental Management (IDEM) effective as of January 22, 2008.  EPA has informed Lead Refinery that the Consent Order would be terminated upon issuance of the IDEM post-closure permit in effect.  On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the EPA added the Lead Refinery site to the National Priorities List (NPL).  The NPL is a list of priority sites where EPA has determined that there has been a release or threatened release of contaminants that warrant investigation and, if appropriate, remedial action.  The NPL does not assign liability to any party or to the owner of a property placed on the NPL.  The placement of a site on the NPL does not necessarily mean that remedial action must be taken.  The Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to placement of this site on the NPL.  Lead Refinery lacks the financial resources needed to undertake any investigations or remedial action that may be required by EPA pursuant to CERCLA.

Eureka Mills Site

In November 2008, the Company received a general notice of liability and second request for information under CERCLA from the EPA concerning the Eureka Mills Superfund Site (the Eureka Mills Site) located in Juab County, Utah.  The Eureka Mills Site is an area where mining and milling of various metals occurred over the course of several decades.  The EPA has been investigating and remediating contamination associated with these activities.  The Company's predecessor, Sharon Steel Corporation, acquired land within the Eureka Mills Site from UV Industries, Inc. in 1979.  Pursuant to the court-approved 1990 bankruptcy plan of reorganization for Sharon Steel Corporation, the land was transferred by the Company to Amwest Exploration Company, a wholly owned subsidiary of the Company, which later sold the land to a third party in 1993.  In 2001, the Company responded to an earlier request for information concerning milling activities stating that it was not responsible for any such activities at the Eureka Mills Site.  The second request for information concerned historic mining activities.  In responding to EPA’s November 2008 letter and also to a recent third request for information received in March, 2009, the Company stated that it does not believe it is liable for the contamination.  The Company has agreed to suspend temporarily the running of the time period during which the EPA must bring a lawsuit in order to allow time for the Company and the EPA to discuss this matter.  The Company does not know the extent to which EPA may seek to hold the Company liable for cleanup or whether the Company would have claims against any other parties.  The Company is continuing to evaluate this matter.

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico.  The review will determine the final antidumping duties owed, if any, on U.S. imports by certain subsidiaries of the Company during the period November 1, 2007 through October 31, 2008, pursuant to the existing antidumping duty order.  DOC has selected Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) as a respondent in this proceeding.  On May 29, 2009, Mueller Comercial notified DOC that it would no longer participate in the review.  The Company anticipates that certain of its subsidiaries will incur additional antidumping duties on subject imports made during the review period.  The Company does not anticipate any material adverse effect on its financial position as a result of this review, and believes it has adequately provided for such exposure.

Copper Tube Antitrust Litigation

The Company is named as a defendant in several pending litigations (the Copper Tube Actions) brought by direct and indirect purchasers of various forms of copper tube.  The Copper Tube Actions allege anticompetitive activities with respect to the sale of copper plumbing tubes and/or copper tubes used in, among other things, the manufacturing of air-conditioning and refrigeration units.  All of the Copper Tube Actions seek monetary and other relief.  The Company believes that the claims for relief in the Copper Tube Actions are without merit.  Due to the procedural stage of the Copper Tube Actions, the Company is unable to determine the likelihood of a material adverse outcome in the Copper Tube Actions or the amount or range of a potential loss in the Copper Tube Actions.

Employment Litigation

On June 1, 2007, the Company filed a lawsuit in the Circuit Court of Dupage County, Illinois against Peter D. Berkman and Jeffrey A. Berkman, former executives of the Company and B&K Industries, Inc. (B&K), a wholly owned subsidiary of the Company, relating to their alleged breach of fiduciary duties and contractual obligations to the Company through, among other things, their involvement with a supplier of B&K during their employment with B&K.  The lawsuit alleges appropriation of corporate opportunities for personal benefit, failure to disclose competitive interests or other conflicts of interest, and unfair competition, as well as breach of employment agreements in connection with the foregoing.  The lawsuit seeks compensatory and punitive damages, and other appropriate relief.  In August 2007, the defendants filed an answer to the complaint admitting Peter Berkman had not sought authorization to have an ownership interest in a supplier, and a counterclaim against the Company, B&K and certain of the Company’s officers and directors alleging defamation, tortious interference with prospective economic relations, and conspiracy, and seeking damages in unspecified amounts.  In September 2007, Homewerks Worldwide LLC, an entity formed by Peter Berkman, filed a complaint as an intervenor based on substantially the same allegations included in the Berkmans’ counterclaim.  In October 2007, the Company also filed a motion seeking to have the Berkmans’ counterclaim dismissed as a matter of law.  On January 3, 2008, the Court overruled that motion and the case proceeded to discovery of the relevant facts.  Since that time, depositions and document productions have been ongoing.  However, on September 5, 2008, Peter Berkman withdrew prior responses to discovery requests and asserted the Fifth Amendment privilege against self-incrimination as to all requests directed to him.  By that assertion, he took the position that his testimony about his actions would have the potential of exposing him to a criminal charge or criminal charges.  On October 3, 2008, in response to a motion to compel filed by the Company, the Court held that Peter Berkman could not withhold documents on Fifth Amendment grounds, amongst other things.  Peter Berkman moved for reconsideration of that order and his request was denied on November 19, 2008.  On December 10, 2008, Peter Berkman moved for the opportunity to file an interlocutory appeal regarding the Court’s ruling on the Company’s motion to compel.  On January 7, 2009, the motion for interlocutory appeal was granted, the Court found Peter Berkman in contempt for resisting discovery, and Peter Berkman has since filed a notice of appeal with the Illinois Appellate Court, Second Judicial District.  All appellate briefs have been submitted and the Company is awaiting a date for oral argument.  On October 24, 2008, the defendants filed a motion seeking leave to interpose an Amended Answer and Amended Counterclaims.  On December 19, 2008, the Company filed an answer to the Amended Counterclaims that included a new affirmative defense based on the assertion of the Fifth Amendment by Peter Berkman.  The Company believes that the counterclaims are without merit and intends to defend them vigorously.  The Company does not anticipate any material adverse effect on its business or financial condition as a result of this litigation.

Other

In November 2008, the Company’s European copper tube operation was damaged by fire.  Production was curtailed for approximately four weeks to make necessary temporary repairs.  Certain production equipment and portions of building structures were extensively damaged.  The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance.  In 2008, as a result of the fire, the Company wrote-off certain fixed assets that were damaged which was offset by a receivable.  There have been no significant additional write-offs in 2009.  Additionally, the Company received an advance of approximately $5.0 million from the insurance company in 2008 and an additional $7.3 million in the second quarter of 2009, primarily to cover cleanup costs.  The Company recorded these advances in other current liabilities net of cleanup costs incurred of approximately $3.4 million, $1.8 million of which was incurred in 2009.  The Company has not recognized potential gains arising from property damage or business interruption insurance in the Condensed Consolidated Statements of Income during 2009, and will not do so until final settlement of the insurance claim.

Guarantees, in the form of letters of credit, are issued by the Company generally to guarantee the payment of insurance deductibles and certain retiree health benefits.  The terms of the Company’s guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s line of credit facility.  The maximum potential amount of future payments the Company could have been required to make under its guarantees at June 27, 2009 was $9.9 million.

Note 3 – Inventories

	June 27, 2009	December 27, 2008
(In thousands)

Raw materials and supplies	$26,911	$57,536
Work-in-process	25,324	39,018
Finished goods	122,796	122,756
Valuation reserves	(5,913)	(8,701)

Inventories	$169,118	$210,609

The Company has deferred recognizing potential gains resulting from liquidation of LIFO inventories during the first half of 2009.  The Company expects to replenish these inventories by the end of 2009 and, as such, has not recognized the effects of liquidating LIFO layers.  In the event the Company is not able to replenish these inventories due to lack of availability or operational reasons, the Company would recognize a non-cash gain of approximately $4.7 million, before income taxes, from the liquidation of LIFO layers based on quarter-end quantities.

Note 4 – Goodwill

The Company recognized an estimated goodwill impairment charge of $18.0 million in the quarter ended December 27, 2008 related to its Mexican Operations, a part of the Plumbing & Refrigeration segment.  An estimate was recorded because the Company did not complete step two of its annual impairment test as required by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) until the first quarter of 2009.  The impairment resulted from revised projections of future cash flows as well as other estimates and assumptions due to prevailing market conditions.

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

The results of step one indicated goodwill was impaired at the Company’s Mexican Operations as the estimated fair value was less than the carrying value of the reporting unit.  As such, step two of the goodwill impairment test was performed to determine the actual amount of goodwill impairment.  In this step, the Company was required to allocate the fair value of the reporting unit, as determined in step one, to all the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the Company’s Mexican Operations had been acquired on that date.  Upon completion of this step, the Company’s original estimate did not change.

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

Summarized segment information is as follows:

(In thousands)	For the Quarter Ended June 27, 2009
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$229,764	$139,885	$(1,849)	$367,800

Cost of goods sold	192,064	122,838	(1,549)	313,353
Depreciation and amortization	6,582	3,502	271	10,355
Selling, general, and administrative expense	19,236	5,494	5,586	30,316

Operating income	11,882	8,051	(6,157)	13,776

Interest expense				(2,482)
Other income, net				385

Income before income taxes				$11,679

(In thousands)	For the Quarter Ended June 28, 2008
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$404,414	$353,988	$(4,931)	$753,471

Cost of goods sold	340,146	325,695	(4,632)	661,209
Depreciation and amortization	7,261	3,468	275	11,004
Selling, general, and administrative expense	21,637	5,862	7,119	34,618

Operating income	35,370	18,963	(7,693)	46,640

Interest expense				(5,238)
Other income, net				1,961

Income before income taxes				$43,363

Segment information (continued):

(In thousands)	For the Six Months Ended June 27, 2009
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$420,157	$278,277	$(4,076)	$694,358

Cost of goods sold	345,353	258,861	(3,478)	600,736
Depreciation and amortization	13,206	7,088	541	20,835
Selling, general, and administrative expense	39,385	10,543	11,546	61,474

Operating income	22,213	1,785	(12,685)	11,313

Interest expense				(5,118)
Other income, net				1,012

Income before income taxes				$7,207

(In thousands)	For the Six Months Ended June 28, 2008
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$788,298	$680,195	$(10,914)	$1,457,579

Cost of goods sold	668,145	615,176	(10,315)	1,273,006
Depreciation and amortization	14,519	6,918	551	21,988
Selling, general, and administrative expense	45,180	13,564	14,165	72,909

Operating income	60,454	44,537	(15,315)	89,676

Interest expense				(10,705)
Other income, net				6,530

Income before income taxes				$85,501

Note 6 – Comprehensive Income

Comprehensive income is as follows:

	For the Quarter Ended		For the Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
(In thousands)

Consolidated net income	$6,167	$28,024	$3,657	$55,931

Other comprehensive (loss) income, net of tax:
Foreign currency translation	21,406	3,163	18,090	5,867
Net change with respect to derivative instruments and hedging activties	2,798	(260)	5,821	378
Other, net	(995)	155	(631)	317

Total other comprehensive income	23,209	3,058	23,280	6,562

Comprehensive income	29,376	31,082	26,937	62,493
Less: comprehensive income attributable to noncontrolling interest	(1,394)	(1,724)	(2,073)	(3,130)

Comprehensive income attributable to Mueller Industries, Inc.	$27,982	$29,358	$24,864	$59,363

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in foreign subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar.  The value of the British pound sterling has increased approximately 15 percent and 13 percent during the second quarter of 2009 and first half of 2009, respectively, relative to the U.S. dollar.  The value of the Mexican peso has increased approximately 7 percent and 4 percent during the second quarter of 2009 and first half of 2009, respectively, relative to the U.S. dollar.

Note 7 – Debt

During the second quarter of 2009, the Company repurchased and extinguished $0.5 million in principal amount of its 6% Subordinated Debentures for $0.4 million, resulting in a gain of $0.1 million for the period.

At June 27, 2009, Mueller-Xingrong had available a secured revolving credit facility (the JV Facility) with an availability of RMB 425 million, or approximately $62.2 million, that matured on July 3, 2009.  Total borrowings outstanding at June 27, 2009 approximated $9.6 million.  Prior to maturity, but subsequent to quarter-end, Mueller-Xingrong repaid in full all amounts outstanding under the JV Facility.  After repayment, Mueller-Xingrong’s remaining cash on hand was adequate to meet its operational requirements and there was no impact on its continuing operations.  On July 18, 2009, Mueller-Xingrong entered into a new credit agreement (the JV Credit Agreement) with a syndicate of four banks establishing a secured RMB 267 million, or approximately $39.1 million, revolving credit facility with a maturity date of July 18, 2010.  All other terms of the new JV Credit Agreement were substantially equivalent to the previous JV Facility.

Note 8 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended		For the Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
(In thousands)

Pension benefits:
Service cost	$197	$508	$561	$1,247
Interest cost	2,098	2,550	4,660	5,967
Expected return on plan assets	(2,546)	(3,833)	(5,744)	(8,755)
Amortization of prior service cost	77	77	153	179
Amortization of net loss	376	75	536	129

Net periodic benefit cost (income)	$202	$(623)	$166	$(1,233)

Other benefits:
Service cost	$63	$83	$117	$163
Interest cost	265	376	603	755
Amortization of prior service cost	-	-	1	1
Amortization of net loss	43	70	84	126

Net periodic benefit cost	$371	$529	$805	$1,045

During the second quarter of 2009, the Company executed a Deed of Amendment (the Amendment) which froze the accrual of future benefits related to its U.K. pension plan.  Pursuant to U.K. law, past service accruals will be adjusted for the effects of inflation after the execution of the Amendment.  The Amendment had no material impact on the Company’s results of operations.

The Company anticipates contributions to its pension plans for 2009 to be approximately $1.2 million.  During the first half of 2009, contributions of approximately $0.7 million have been made to certain pension plans.

Note 9 – Income Taxes

The Company’s effective tax rate for the second quarter of 2009 was 47 percent compared with 36 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the second quarter of 2009 were state income taxes of $0.8 million, the effect of foreign statutory rates different from U.S. and other foreign adjustments of $0.5 million and changes to valuation allowances of $0.3 million.  These items were partially offset by the U.S. production activities deduction of $0.2 million.

The Company’s effective tax rate for the first half of 2009 was 49 percent compared with 35 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first half of 2009 were state income taxes of $0.6 million, the effect of foreign statutory rates different from U.S. and other foreign adjustments of $0.4 million, changes to tax contingencies of $0.2 million, and valuation allowance changes of $0.2 million.  These items were partially offset by the U.S. production activities deduction of $0.1 million.  The expense from valuation allowance changes for the second quarter and first half of 2009 includes the addition of a valuation allowance of $3.3 million, or 9 cents per diluted share, due to the expectation that a foreign deferred tax asset will not be realized, partially offset by the reduction of a valuation allowance of $3.1 million, or 8 cents per diluted share, due to an increase in the expected future realization of a state deferred tax asset.

Changes in tax contingencies had an immaterial effect on the effective tax rate during the second quarter and first half of 2009.  Total unrecognized tax benefits at the end of second quarter were $8.2 million, without consideration of any applicable federal benefit, and this amount includes $1.9 million of accrued interest.  The Company includes interest and penalties related to income tax matters as a component of income tax expense.  Of the $8.2 million, approximately $6.3 million would impact the effective tax rate, if recognized.  An immaterial amount was recorded for interest accruals for the first half of 2009.

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

Note 10 – Other Income, Net

	For the Quarter Ended		For the Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
(In thousands)

Interest income	$283	$1,708	$781	$4,093
Gain on early retirement of debt	128	74	128	2,482
Loss on disposal of properties, net	(347)	(2)	(260)	(341)
Environmental expense, non-operating properties	(189)	(152)	(328)	(270)
Other	510	333	691	566

Other income, net	$385	$1,961	$1,012	$6,530

Note 11 – Derivative Instruments and Hedging Activities

The Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161) during the first quarter of 2009.  SFAS No. 161 requires enhanced disclosures for derivative instruments and hedging activities.  The adoption of SFAS No. 161 did not have any impact on the Company’s Condensed Consolidated Financial Statements.

Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  The Company occasionally enters into forward fixed-price arrangements with certain customers; the risk of these arrangements is generally managed with commodity futures contracts.  The Company accounts for these futures contracts in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133).  These futures contracts have been designated as cash flow hedges.  The fair value of open futures contracts are recognized as a component of accumulated other comprehensive income until the position is closed which corresponds to the period when the related hedged transaction is recognized in earnings.  Should these contracts no longer meet hedge criteria in accordance with SFAS No. 133, either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge will be immediately reclassified from accumulated other comprehensive income into earnings.  In the next twelve months, the Company will reclassify into earnings realized gains or losses of cash flow hedges; at June 27, 2009, the net fair value of these contracts was approximately a $255 thousand gain.

  At June 27, 2009 the Company held open futures contracts to purchase approximately $11.2 million of copper over the next nine months related to fixed price sales orders.  The fair value of those futures contracts was a $219 thousand gain position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by SFAS No. 157).  The Company does not offset fair value of amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At June 27, 2009, the Company had recorded restricted cash of $1.3 million related to open futures contracts.

Derivative instruments designated as hedging instruments under SFAS No. 133 are reflected in the Condensed Consolidated Balance Sheets as follows:

	June 27, 2009
	Location		Fair value
(In thousands)

Commodity contracts	Other current assets:	Gain positions	$703
Commodity contracts		Loss positions	370
Commodity contracts	Other current liabilities:	Gain positions	61
Commodity contracts		Loss positions	139

The following tables summarize activities related to the Company’s derivative instruments, classified as cash flow hedges in accordance with SFAS No. 133:

	Gain (Loss) Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Quarter Ended	For the Six Months Ended
	June 27, 2009	June 27, 2009
(In thousands)

Commodity contracts (1)	$1,643	$2,374

(1) Includes $579 thousand and $624 thousand attributable to noncontrolling interest for the quarter and six months ended June 27, 2009, respectively.

		(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
		For the Quarter Ended	For the Six Months Ended
	Location	June 27, 2009	June 27, 2009
(In thousands)

Commodity contracts	Cost of goods sold	$1,155	$3,447

The Company enters into futures contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts at June 27, 2009 is not material to the Condensed Consolidated Statements of Income.

Note 12 – Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.  At June 27, 2009 and December 27, 2008, the fair value of the Company’s debt was estimated at $150.8 million and $158.7 million, respectively, primarily using market yields and taking into consideration the underlying terms of the debt.  Such fair value was less than the carrying value of debt at June 27, 2009 and December 27, 2008 by $17.0 million and $24.2 million, respectively.

Note 13 – Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS No. 160).  SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of stockholders’ equity, (ii) that net income attributable to the parent and the noncontrolling interest be separately identified in the Consolidated Statements of Income, (iii) that changes in a parent’s ownership interest while the parent retains the controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The Company adopted the provisions of SFAS No. 160 in the first quarter of 2009.  As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the Condensed Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the Condensed Consolidated Statements of Income.  The prior periods presented have also been reclassified to conform to the current classification required by SFAS No. 160.

In December 2008, the FASB issued FASB Staff Position (FSP) 132(R)-1, Employers Disclosures about Postretirement Benefit Plan Assets, which provides additional guidance on employers' disclosures about plan assets of a defined benefit pension or other postretirement plan.  This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009.  The adoption of this interpretation will increase the disclosures in the Notes to the Consolidated Financial Statements related to the assets of the Company’s defined benefit pension plans.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165).  SFAS No. 165 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued).  SFAS No. 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued.  This standard is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS No. 165 did not have a material impact on the Company’s financial condition or results of operations.  For the quarterly period ended June 27, 2009, the Company has considered subsequent events through July 22, 2009, which is the date its Condensed Consolidated Financial Statements were filed with the Securities and Exchange Commission on Form 10-Q.

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

The majority of the Company’s manufacturing facilities operated at significantly below capacity during 2008 and have continued to do so during the first half of 2009.  This is due to the reduced demand for the Company’s products arising from the continued decline in general economic conditions in the U.S. and in foreign markets that the Company serves.  The U.S. housing and residential construction market has been adversely affected in the current economic downturn.  According to the U.S. Census Bureau, new housing starts were 269 thousand in the first half of 2009, which is a 48 percent decrease from the same period in the prior year.  The June 2009 seasonally adjusted annual rate of new housing starts was 582 thousand, representing a 46 percent decline from the June 2008 rate.  While commercial construction has been more stable, it also has begun to decline.  Per the U.S. Census Bureau, the May 2009 seasonally adjusted annual rate of Nonresidential Value of Construction Put in Place was $716.7 billion of which $409.0 billion was private; this is a decrease compared with $719.9 billion and $422.7 billion at May 2008.  Business conditions in the U.S. automotive industry have also been exceptionally difficult in the recent economic downturn, which has affected the demand for various products in the Company’s OEM segment.  These conditions have significantly affected the demand for virtually all of the Company’s core products.

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

Earnings and profitability are also impacted by unit volumes that are subject to market trends such as substitute products and imports, and market share.  Plastic plumbing systems are the primary substitute product; these products represent an increasing share of consumption.  U.S. consumption of copper tubing is still predominantly supplied by U.S. manufacturers, although imports from Mexico are a significant factor.  Brass rod consumption in the U.S. has steadily declined over the past five years, due to the outsourcing of many manufactured products as well as the current economic conditions.

Results of Operations

Second Quarter 2009 compared with Second Quarter 2008

During the second quarter of 2009, the Company’s net sales were $367.8 million, which compares with net sales of $753.5 million over the same period of 2008.  The decrease is due to reduced unit sales volume across the majority of the Company’s product lines as a result of reduced demand arising from current economic conditions.  Additionally, selling prices have decreased due to the decreased average costs of raw materials during the period, which is generally passed on to customers.  The Comex average price of copper, the Company’s principal raw material, was $2.15 per pound in the second quarter of 2009, compared with $3.80 in the same period of 2008.

Cost of goods sold decreased from $661.2 million in the second quarter of 2008 to $313.4 million in the same period of 2009.  The decrease is primarily due to decreased sales volume, lower average costs of raw materials, and reduced aggregate conversion costs as a result of reduced production workforce and lower utility costs.  Depreciation and amortization decreased to $10.4 million in the second quarter of 2009 from $11.0 million in the second quarter of 2008 due to several assets becoming fully depreciated during 2008.  Selling, general, and administrative expense was $30.3 million for the second quarter of 2009 compared with $34.6 million for the same period of 2008.  The decrease is primarily due to decreased employment costs resulting from reduced headcount, reduced management incentive compensation, and reductions in sales and distribution expenses resulting from lower sales volume.  Total headcount has declined from approximately 4,739 employees in June 2008 to approximately 3,566 employees in June 2009.

Interest expense for the second quarter of 2009 totaled $2.5 million, compared with $5.2 million for the same period of 2008.  The decrease is primarily due to lower interest expense following the early extinguishment of a portion of the Company’s 6% Subordinated Debentures in 2008 and in the second quarter of 2009.  Other income, net was $0.4 million for the second quarter of 2009 compared with $2.0 million for the same period of 2008.  The current year decrease was primarily due to decreased interest income resulting from lower interest rates.

The Company’s effective tax rate for the second quarter of 2009 was 47 percent compared with 36 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the second quarter of 2009 were state income taxes of $0.8 million, the effect of foreign statutory rates different from U.S. and other foreign adjustments of $0.5 million and changes to valuation allowances of $0.3 million.  These items were partially offset by the U.S. production activities deduction of $0.2 million. The expense from valuation allowance changes for the second quarter of 2009 includes the addition of a valuation allowance of $3.3 million, or 9 cents per diluted share, due to the expectation that a foreign deferred tax asset will not be realized, partially offset by the reduction of a valuation allowance of $3.0 million, or 8 cents per diluted share, due to an increase in the expected future realization of a state deferred tax asset.

Plumbing & Refrigeration Segment

Net sales by the Plumbing and Refrigeration segment were $229.8 million in the second quarter of 2009 which is approximately a 43 percent decrease from $404.4 million for the same period in 2008.  The decrease is due to decreased sales volume in the majority of the segment’s product lines as a result of weak demand and decreased selling prices resulting from lower average raw material costs.  Of the $174.6 million decrease in net sales, approximately $52.1 million is attributable to lower unit volume and $99.2 million is due to lower selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings.  Additionally, the European copper tube operation has suffered lower sales volume following a fire in November 2008. Cost of goods sold decreased from $340.1 million in the second quarter of 2008 to $192.1 million in the second quarter of 2009.  This decrease resulted from lower sales volume, decreased raw material costs, and reduced aggregate conversion costs from reductions in production workforce and lower utility costs.  This decrease was partially offset by a provision of $2.2 million, or 4 cents per diluted share after tax, as a result of additional loss contingencies that management deemed to become probable and estimable during the period.  Depreciation and amortization decreased to $6.6 million in the second quarter of 2009 from $7.3 million in the same period of 2008 due to several production assets becoming fully depreciated during 2008.  Selling, general, and administrative expense decreased to $19.2 million in the second quarter of 2009 from $21.6 million in the second quarter of 2008.  These decreases are primarily due to decreased employment costs from headcount reductions and lower aggregate sales and distribution expense resulting from lower unit sales volume.  Operating income for the segment decreased from $35.4 million in the second quarter of 2008 to $11.9 million in the second quarter of 2009 due primarily to lower sales volume and decreased unit spreads in many of SPD’s product lines.

OEM Segment

Net sales for the OEM segment declined approximately 60 percent to $139.9 million in the second quarter of 2009 from $354.0 million in the second quarter of 2008.  The decrease is due primarily to lower sales volume and lower selling prices resulting from lower average costs of raw materials.  Of the $214.1 million decrease in net sales, approximately $154.2 million is attributable to lower unit volume and $47.1 million is due to lower selling prices in the segment’s core product lines consisting primarily of brass rod, forgings, and commercial tube.  Cost of goods sold decreased from $325.7 million in the second quarter 2008 to $122.8 million in the second quarter of 2009.  The decrease is due primarily to lower sales volume, lower raw material costs, and lower aggregate conversion costs resulting from reductions in production employees and lower energy costs.  Depreciation and amortization remained consistent.  Selling, general, and administrative expense decreased $0.4 million to $5.5 million in the second quarter of 2009 due primarily to decreased employment costs associated with headcount reductions.  Operating income for the segment decreased from $19.0 million in the second quarter of 2008 to $8.1 million in the second quarter of 2009 due primarily to lower sales volumes, partially offset by improved unit spreads, especially in the segment’s brass rod operations.

Six Months Ended June 27, 2009 compared with Six Months Ended June 28, 2008

During the first half of 2009, the Company’s net sales were $694.3 million, which compares with net sales of $1.46 billion over the same period of 2008.  The decrease is due to reduced unit sales volume across the majority of the Company’s product lines as a result of reduced demand arising from current economic conditions.  Additionally, selling prices have decreased due to the decreased average costs of raw materials during the period, which is generally passed on to customers.  The Comex average price of copper, the Company’s principal raw material, was $1.86 per pound in the first half of 2009, compared with $3.67 in the same period of 2008.

Cost of goods sold decreased from $1.27 billion in the first half of 2008 to $600.7 million in the same period of 2009.  The decrease is primarily due to decreased sales volume, lower average costs of raw materials, and reduced aggregate conversion costs as a result of reduced production workforce and lower utility costs.  Depreciation and amortization decreased to $20.8 million for the six months ended June 27, 2009 from $22.0 million for the same period of 2008 due to several assets becoming fully depreciated during 2008.  Selling, general, and administrative expense was $61.5 million for first half of 2009 compared with $72.9 million for the same period of 2008.  The decrease is primarily due to decreased employment costs resulting from reduced headcount, reduced management incentive compensation, reductions in sales and distribution expenses resulting from lower sales volume, and lower bad debt expense.  Total headcount has declined from approximately 4,739 employees in June 2008 to approximately 3,566 employees in June 2009.

Interest expense for the six months ended June 27, 2009 totaled $5.1 million, compared with $10.7 million for the same period of 2008.  The decrease is attributable to lower interest expense following the early extinguishment of a portion of the Company’s 6% Subordinated Debentures in 2008 and the second quarter of 2009.  Other income, net was $1.0 million for the first half of 2009 compared with $6.5 million for the same period of 2008.  The current year decrease was primarily due to decreased interest income resulting from lower interest rates.

The Company’s effective tax rate for the first half of 2009 was 49 percent compared with 35 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first half of 2009 were state income taxes of $0.6 million, the effect of foreign statutory rates different from U.S. and other foreign adjustments of $0.4 million, changes to tax contingencies of $0.2 million, and valuation allowance changes of $0.2 million.  These items were partially offset by the U.S. production activities deduction of $0.1 million.  The expense from valuation allowance changes for the first half of 2009 includes the addition of a valuation allowance of $3.3 million, or 9 cents per diluted share, due to the expectation that a foreign deferred tax asset will not be realized, partially offset by the reduction of a valuation allowance of $3.1 million, or 8 cents per diluted share, due to an increase in the expected future realization of a state deferred tax asset.

Plumbing & Refrigeration Segment

Net sales by the Plumbing and Refrigeration segment were $420.2 million in the first half of 2009 which is approximately a 47 percent decrease from $788.3 million for the same period in 2008.  The decrease is due to decreased sales volume in the majority of the segment’s product lines as a result of weak demand and decreased selling prices resulting from lower average raw material costs.  Of the $368.1 million decrease in net sales, approximately $159.7 million is attributable to lower unit volume and $170.0 million is due to lower selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings.  Additionally, the European copper tube operation has suffered lower sales volume following a fire in November 2008. Cost of goods sold decreased from $668.1 million in the first half of 2008 to $345.4 million in the first half of 2009.  This decrease resulted from lower sales volume, decreased raw material costs, and reduced aggregate conversion costs from reductions in production workforce and lower utility costs.  This decrease was partially offset by a provision of $2.2 million, or 4 cents per diluted share after tax, as a result of additional loss contingencies that management deemed to become probable and estimable during the period.  Depreciation and amortization decreased to $13.2 million in the six months ended June 27, 2009 from $14.5 million in the same period of 2008 due to several production assets becoming fully depreciated during 2008.  Selling, general, and administrative expense decreased to $39.4 million in the first half of 2009 from $45.2 million in the same period of 2008.  These decreases are primarily due to decreased employment costs from headcount reductions and lower aggregate sales and distribution expense resulting from lower unit sales volume.  Operating income for the segment decreased from $60.5 million in the first half of 2008 to $22.2 million in the first half of 2009 due primarily to lower sales volume and decreased unit spreads in copper tube, partially offset by improved unit spreads in other core products.

OEM Segment

Net sales for the OEM segment declined approximately 59 percent to $278.3 million in the first half of 2009 from $680.2 million in same period of 2008.  The decrease is due primarily to lower sales volume and lower selling prices resulting from lower average costs of raw materials.  Of the $401.9 million decrease in net sales, approximately $286.7 million is attributable to lower unit volume and $92.0 million is due to lower selling prices in the segment’s core product lines consisting primarily of brass rod, forgings, and commercial tube.  Cost of goods sold decreased from $615.2 million in the first half 2008 to $258.9 million in the same period of 2009.  The decrease is due primarily to lower sales volume, lower raw material costs, and lower aggregate conversion costs resulting from reductions in production employees and lower energy costs.  Depreciation and amortization remained consistent.  Selling, general, and administrative expense decreased from $13.6 million for the six months ended June 28, 2008 to $10.5 million in same period of 2009 due primarily to reduced bad debt expense and decreased employment costs associated with headcount reductions.  Operating income for the segment decreased from $44.5 million in the first half of 2008 to $1.8 million in the first half of 2009 due primarily to lower sales volumes and decreased unit spreads, primarily in brass rod and Mueller-Xingrong.

Liquidity and Capital Resources

Cash provided by operating activities during the first half of 2009 totaled $66.5 million, which is primarily attributable to decreased receivables and inventories, partially offset by decreased current liabilities.  Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.  During the six months ended June 27, 2009, the average Comex copper price was approximately $1.86 per pound, which represents a 49 percent decrease over the average price for the same period in 2008.  This decrease in the price of cathode has also resulted in sharp decreases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.

During the first half of 2009, cash provided by investing activities totaled $4.9 million, which consisted of net reductions to restricted cash deposits of $13.0 million and proceeds from sales of properties of $0.6 million, partially offset by capital expenditures of $8.7 million.  Cash used in financing activities during the first half of 2009 totaled $23.8 million, which consisted of the net reduction in Mueller-Xingrong’s working capital debt facility of $14.6 million, dividends paid to the Company’s stockholders of $7.4 million, and dividends paid by Mueller-Xingrong to its noncontrolling stockholders of $1.4 million.

The Company has a $200 million unsecured line-of-credit (Credit Facility) which expires in December 2011.  At June 27, 2009, the Company had no borrowings against the Credit Facility.  The Credit Facility backed approximately $9.9 million in letters of credit at the end of the second quarter of 2009.  As of June 27, 2009, the Company’s total debt was $167.9 million or 18.9 percent of its total capitalization (excluding noncontrolling interest).  During the second quarter of 2009, the Company purchased and extinguished $0.5 million of its 6% Subordinated Debentures for $0.4 million, resulting in a gain of $0.1 million for the period.

At June 27, 2009, Mueller-Xingrong had available a secured revolving credit facility (the JV Facility) with an availability of RMB 425 million, or approximately $62.2 million, that matured on July 3, 2009.  Total borrowings outstanding at June 27, 2009 approximated $9.6 million.  Prior to maturity, but subsequent to quarter-end, Mueller-Xingrong repaid in full all amounts outstanding under the JV Facility.  After repayment, Mueller-Xingrong’s remaining cash on hand was adequate to meet its operational requirements and there was no impact on its continuing operations.  On July 18, 2009, Mueller-Xingrong entered into a new credit agreement (the JV Credit Agreement) with a syndicate of four banks establishing a secured RMB 267 million, or approximately $39.1 million, revolving credit facility with a maturity date of July 18, 2010.  All other terms of the new JV Credit Agreement were substantially equivalent to the previous JV Facility.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of June 27, 2009, the Company was in compliance with all of its debt covenants.

The Company declared and paid a regular quarterly cash dividend of ten cents per common share in the first and second quarters of 2009.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.  On November 1, 2009, the Company will pay approximately $4.4 million in interest on the Debentures that remain outstanding.

Management believes that cash provided by operations and currently available cash of $334.0 million will be adequate to meet the Company’s normal future capital expenditures and operational needs.  The Company’s current ratio was 4.6 to 1 at June 27, 2009.

The Company’s Board of Directors has extended, until October 2009, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 27, 2009, the Company had repurchased approximately 2.4 million shares under this authorization.  In addition, the Company may repurchase portions of its 6% Subordinated Debentures through open market transactions or through privately negotiated transactions.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with future fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At June 27, 2009, the Company held open futures contracts to purchase approximately $11.2 million of copper through March 2010 related to fixed-price sales orders.

Futures contracts may also be used to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated other comprehensive income and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  At June 27, 2009, the Company held no open contracts to purchase natural gas.

Interest Rates

At June 27, 2009, the Company had variable-rate debt outstanding of $19.7 million, which related to the debt issued by Mueller-Xingrong and two Industrial Revenue Bonds with the State of Mississippi.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pre-tax earnings and cash flows.  The primary interest rate exposure on floating-rate debt is based on LIBOR and on the base lending rate published by the People’s Bank of China.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material; however, the Company may utilize certain futures contracts to hedge such transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated other comprehensive income and reflected in earnings upon collection of receivables.  At June 27, 2009, the Company held no open foreign currency futures contracts.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 27, 2009 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending June 27, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, during the second quarter of 2009, the Company completed the implementation of the transaction processing system currently used by its U.S. operations for its Mexican operations.

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

In October 2007, Carrier filed with the United States Court of Appeals for the Sixth Circuit a motion to dismiss the cross-appeals, which the Court denied in December 2007.  All appeals in the Carrier ACR Tube Action remain pending.  Briefing on the appeals concluded in May 2009.  A date for oral argument on the appeals has not been set.

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

Although the Company believes that the claims for relief in the Copper Tube Actions are without merit, due to the procedural stage of the Copper Tube Actions, the Company is unable to determine the likelihood of a material adverse outcome in the Copper Tube Actions or the amount or range of a potential loss in the Copper Tube Actions.

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

On August 27, 2008 the CBSA completed a review process pursuant to which revised normal values were issued to exporters of subject goods, including the Company.  Given that these normal values are calculated on the basis of sales and cost data provided by the Company and given that the cost of copper has declined significantly since the issuance of the normal values in August 2008, the Company has experienced a decrease in its sales volumes of copper pipe fittings subject to the dumping order since the fourth quarter of 2008.  However, given the small percentage of its products that are sold for export to Canada, the Company does not anticipate any material adverse effect on its financial condition as a result of the antidumping case in Canada.

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

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico.  The review will determine the final antidumping duties owed, if any, on U.S. imports by certain subsidiaries of the Company during the period November 1, 2007 through October 31, 2008, pursuant to the existing antidumping duty order.  DOC has selected Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) as a respondent in this proceeding.  On May 29, 2009, Mueller Comercial notified DOC that it would no longer participate in the review.  The Company anticipates that certain of its subsidiaries will incur additional antidumping duties on subject imports made during the review period.  The Company does not anticipate any material adverse effect on its financial position as a result of this review, and believes it has adequately provided for such exposure.

Employment Litigation

On June 1, 2007, the Company filed a lawsuit in the Circuit Court of Dupage County, Illinois against Peter D. Berkman and Jeffrey A. Berkman, former executives of the Company and B&K Industries, Inc. (B&K), a wholly owned subsidiary of the Company, relating to their alleged breach of fiduciary duties and contractual obligations to the Company through, among other things, their involvement with a supplier of B&K during their employment with B&K.  The lawsuit alleges appropriation of corporate opportunities for personal benefit, failure to disclose competitive interests or other conflicts of interest, and unfair competition, as well as breach of employment agreements in connection with the foregoing.  The lawsuit seeks compensatory and punitive damages, and other appropriate relief.  In August 2007, the defendants filed an answer to the complaint admitting Peter Berkman had not sought authorization to have an ownership interest in a supplier, and a counterclaim against the Company, B&K and certain of the Company’s officers and directors alleging defamation, tortious interference with prospective economic relations, and conspiracy, and seeking damages in unspecified amounts.  In September 2007, Homewerks Worldwide LLC, an entity formed by Peter Berkman, filed a complaint as an intervenor based on substantially the same allegations included in the Berkmans’ counterclaim.  In October 2007, the Company also filed a motion seeking to have the Berkmans’ counterclaim dismissed as a matter of law.  On January 3, 2008, the Court overruled that motion and the case proceeded to discovery of the relevant facts.  Since that time, depositions and document productions have been ongoing.  However, on September 5, 2008, Peter Berkman withdrew prior responses to discovery requests and asserted the Fifth Amendment privilege against self-incrimination as to all requests directed to him.  By that assertion, he took the position that his testimony about his actions would have the potential of exposing him to a criminal charge or criminal charges.  On October 3, 2008, in response to a motion to compel filed by the Company, the Court held that Peter Berkman could not withhold documents on Fifth Amendment grounds, amongst other things.  Peter Berkman moved for reconsideration of that order and his request was denied on November 19, 2008.  On December 10, 2008, Peter Berkman moved for the opportunity to file an interlocutory appeal regarding the Court’s ruling on the Company’s motion to compel.  On January 7, 2009, the motion for interlocutory appeal was granted, the Court found Peter Berkman in contempt for resisting discovery, and Peter Berkman has since filed a notice of appeal with the Illinois Appellate Court, Second Judicial District.  All appellate briefs have been submitted and the Company is awaiting a date for oral argument.  On October 24, 2008, the defendants filed a motion seeking leave to interpose an Amended Answer and Amended Counterclaims.  On December 19, 2008, the Company filed an answer to the Amended Counterclaims that included a new affirmative defense based on the assertion of the Fifth Amendment by Peter Berkman.  The Company believes that the counterclaims are without merit and intends to defend them vigorously.  The Company does not anticipate any material adverse effect on its business or financial condition as a result of this litigation.

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

U.S.S. Lead

U.S.S. Lead Refinery, Inc., (Lead Refinery), a wholly owned subsidiary of MRRC, has been conducting remedial actions pursuant to a Consent Order with the U.S. Environmental Protection Agency (EPA) pursuant to Section 3008(h) of the Resource Conservation and Recovery Act.  The Consent Order requires corrective action at Lead Refinery’s East Chicago, Indiana site and provides for Lead Refinery to complete certain on-site interim remedial activities and studies that extend off-site.  Site activities, which began in December 1996, have been substantially concluded.  Lead Refinery’s ongoing monitoring and maintenance activities at this site are handled pursuant to a post-closure permit issued by the Indiana Department of Environmental Management (IDEM) effective as of January 22, 2008.  EPA has informed Lead Refinery that the Consent Order would be terminated upon issuance of the IDEM post-closure permit in effect.  On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the EPA added the Lead Refinery site to the National Priorities List (NPL).  The NPL is a list of priority sites where EPA has determined that there has been a release or threatened release of contaminants that warrant investigation and, if appropriate, remedial action.  The NPL does not assign liability to any party or to the owner of a property placed on the NPL.  The placement of a site on the NPL does not necessarily mean that remedial action must be taken.  The Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to placement of this site on the NPL.  Lead Refinery lacks the financial resources needed to undertake any investigations or remedial action that may be required by EPA pursuant to CERCLA.

Eureka Mills Site

In November 2008, the Company received a general notice of liability and second request for information under CERCLA from the EPA concerning the Eureka Mills Superfund Site (the Eureka Mills Site) located in Juab County, Utah.  The Eureka Mills Site is an area where mining and milling of various metals occurred over the course of several decades.  The EPA has been investigating and remediating contamination associated with these activities.  The Company's predecessor, Sharon Steel Corporation, acquired land within the Eureka Mills Site from UV Industries, Inc. in 1979.  Pursuant to the court-approved 1990 bankruptcy plan of reorganization for Sharon Steel Corporation, the land was transferred by the Company to Amwest Exploration Company, a wholly owned subsidiary of the Company, which later sold the land to a third party in 1993.  In 2001, the Company responded to an earlier request for information concerning milling activities stating that it was not responsible for any such activities at the Eureka Mills Site.  The second request for information concerned historic mining activities.  In responding to EPA’s November 2008 letter and also to a recent third request for information received in March, 2009, the Company stated that it does not believe it is liable for the contamination.  The Company has agreed to suspend temporarily the running of the time period during which the EPA must bring a lawsuit in order to allow time for the Company and the EPA to discuss this matter.  The Company does not know the extent to which EPA may seek to hold the Company liable for cleanup or whether the Company would have claims against any other parties.  The Company is continuing to evaluate this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2009, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 27, 2009, the Company had repurchased approximately 2.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended June 27, 2009.

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				7,647,030	(1)
March 29 – April 25, 2009	—	$—

April 26 – May 23, 2009	—	—

May 24 – June 27, 2009	—	—

(1) Shares available to be purchased under the Company's 10 million share repurchase authorization until October 2009. The extension of the authorization was announced on October 21, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

On May 7, 2009, the Company held its Annual Meeting of Stockholders at which four proposals were voted upon: (i) the election of directors, (ii) the appointment of independent auditors, (iii) a proposal to approve the Mueller Industries, Inc. 2009 Stock Incentive Plan, and (iv) a stockholder proposal regarding board membership.  The following persons were duly elected to serve, subject to the Company’s By-laws, as Directors of the Company until the next Annual Meeting, or until election and qualification of their successors:

	Votes in Favor	Votes Withheld

Alexander P. Federbush	33,248,483	2,024,935
Paul J. Flaherty	23,300,593	11,972,825
Gennaro J. Fulvio	34,648,672	624,747
Gary S. Gladstein	23,290,202	11,983,216
Scott J. Goldman	30,052,686	5,220,732
Terry Hermanson	22,999,458	12,273,960
Harvey L. Karp	34,469,353	804,065

The proposal to approve the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm was ratified by 34,879,999 votes in favor, 375,383 votes against, and 18,035 votes abstaining.  The proposal to approve the Mueller Industries, Inc. 2009 Stock Incentive Plan was ratified by 28,763,785 votes in favor, 4,306,048 votes against, and 26,690 votes abstaining.  The stockholder proposal regarding board membership failed by 18,565,310 votes against, 11,687,608 votes in favor, and 2,843,605 votes abstaining.  There were 2,176,895 broker non-votes related to the proposal to approve the 2009 Stock Incentive Plan and the stockholder proposal.

Item 6. Exhibits

4.1
Mueller Industries, Inc. 2009 Stock Incentive Plan (incorporated by reference from Appendix I to the Company’s 2009 Definitive Proxy Statement with respect to the Company’s 2009 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on March 26, 2009).

19.1
Mueller Industries, Inc.’s Quarterly Report to Stockholders for the quarter ended June 27, 2009.  Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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

MUELLER INDUSTRIES, INC.

/S/ Kent A. McKee
Kent A. McKee
July 22, 2009	Executive Vice President and
Date	Chief Financial Officer

/S/ Richard W. Corman
July 22, 2009	Richard W. Corman
Date	Vice President – Controller

EXHIBIT INDEX

Exhibits	Description

19.1
Mueller Industries, Inc.’s Quarterly Report to Stockholders for the quarter ended June 27, 2009.  Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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