Form 10-Q
period 2009-09-26
MUELLER INDUSTRIES INC
filed 2009-10-21
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No   ☒

The number of shares of the Registrant’s common stock outstanding as of October 20, 2009, was 37,646,408.

MUELLER INDUSTRIES, INC.

FORM 10–Q

For the Quarterly Period Ended September 26, 2009

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
(In thousands, except per share data)

Net sales	$419,890	$665,496	$1,114,248	$2,123,075

Cost of goods sold	354,039	588,469	954,775	1,861,475
Depreciation and amortization	10,441	11,529	31,276	33,517
Selling, general, and administrative expense	27,593	35,674	89,067	108,583

Operating income	27,817	29,824	39,130	119,500

Interest expense	(2,435)	(5,050)	(7,553)	(15,755)
Other (expense) income, net	(324)	2,573	688	9,103

Income before income taxes	25,058	27,347	32,265	112,848

Income tax expense	(6,246)	(8,422)	(9,796)	(37,992)

Consolidated net income	18,812	18,925	22,469	74,856

Less: net income attributable to noncontrolling interest	(146)	(254)	(267)	(1,816)

Net income attributable to Mueller Industries, Inc.	$18,666	$18,671	$22,202	$73,040

Weighted average shares for basic earnings per share	37,474	37,136	37,253	37,117
Effect of dilutive stock-based awards	72	176	89	238

Adjusted weighted average shares for diluted earnings per share	37,546	37,312	37,342	37,355

Basic earnings per share	$0.50	$0.50	$0.60	$1.97

Diluted earnings per share	$0.50	$0.50	$0.59	$1.96

Dividends per share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 26, 2009	December 27, 2008
(In thousands, except share data)

Assets
Current assets:
Cash and cash equivalents	$353,874	$278,860
Accounts receivable, less allowance of doubtful accounts of $6,734 in 2009 and $6,690 in 2008	225,316	219,035
Inventories	178,372	210,609
Other current assets	30,327	46,322

Total current assets	787,889	754,826

Property, plant, and equipment, net	258,278	276,927
Goodwill	130,899	129,186
Other assets	20,530	21,974

Total Assets	$1,197,596	$1,182,913

Liabilities
Current liabilities:
Current portion of debt	$12,372	$24,184
Accounts payable	70,380	63,732
Accrued wages and other employee costs	27,284	35,079
Other current liabilities	69,062	78,589

Total current liabilities	179,098	201,584

Long-term debt, less current portion	158,226	158,726
Pension and postretirement liabilities	39,180	38,452
Environmental reserves	23,090	23,248
Deferred income taxes	33,435	33,940
Other noncurrent liabilities	1,401	1,698

Total liabilities	434,430	457,648

Equity
Mueller Industries, Inc. stockholders’ equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 40,091,502; outstanding 37,646,408 in 2009 and 37,143,163 in 2008	401	401
Additional paid-in capital	261,407	262,378
Retained earnings	561,510	550,501
Accumulated other comprehensive loss	(31,996)	(48,113)
Treasury common stock, at cost	(53,523)	(64,484)

Total Mueller Industries, Inc. stockholders’ equity	737,799	700,683
Noncontrolling interest	25,367	24,582

Total equity	763,166	725,265

Commitments and contingencies	—	—

Total Liabilities and Equity	$1,197,596	$1,182,913

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 26, 2009	September 27, 2008
(In thousands)

Cash flows from operating activities
Net income attributable to Mueller Industries, Inc.	$22,202	$73,040
Reconciliation of net income attributable to Mueller Industries, Inc. to net cash provided by operating activities:
Depreciation and amortization	31,440	33,984
Gain on early retirement of debt	(128)	(2,482)
Net income attributable to noncontrolling interest	267	1,816
Stock-based compensation expense	1,892	2,238
Loss on disposal of properties	975	306
Deferred income taxes	(2,012)	(515)
Income tax benefit from exercise of stock options	(189)	(92)
Changes in assets and liabilities:
Receivables	(3,030)	(29,130)
Inventories	35,339	6,635
Other assets	4,152	(5,350)
Current liabilities	(6,229)	(16,027)
Other liabilities	(337)	784
Other, net	17	(719)

Net cash provided by operating activities	84,359	64,488

Cash flows from investing activities
Capital expenditures	(11,002)	(17,871)
Net withdrawals from restricted cash balances	12,806	678
Proceeds from sales of properties	611	77

Net cash provided by (used in) investing activities	2,415	(17,116)

Cash flows from financing activities
Repayments of long-term debt	(370)	(23,650)
Dividends paid to stockholders of Mueller Industries, Inc.	(11,186)	(11,133)
Dividends paid to noncontrolling interest	(1,449)	—
Repayment of debt by joint venture, net	(11,813)	(12,491)
Issuance of shares under incentive stock option plans from treasury	8,678	1,074
Income tax benefit from exercise of stock options	189	92
Acquisition of treasury stock	(416)	(31)

Net cash used in financing activities	(16,367)	(46,139)

Effect of exchange rate changes on cash	4,607	(1,500)

Increase (decrease) in cash and cash equivalents	75,014	(267)
Cash and cash equivalents at the beginning of the period	278,860	308,618

Cash and cash equivalents at the end of the period	$353,874	$308,351

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

Note 1 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock grants, computed using the treasury stock method.  Approximately 1.3 million stock options were excluded from the computation of diluted earnings per share for the quarter and nine-month periods ended September 26, 2009, since the options' exercise price was higher than the average market price of the Company's stock.

Note 2 – Commitments and Contingencies

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business, which management believes will not have a material adverse effect on the Company's financial position or results of operations.  During the first nine months of 2009, the Company recorded a provision of $2.4 million, or 4 cents per diluted share after tax, as a result of additional loss contingencies that management deemed to become probable and estimable during the period.  The Company may also realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Condensed Consolidated Financial Statements.

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

Eureka Mills Site

In November 2008, the Company received a general notice of liability and second request for information under CERCLA from the EPA concerning the Eureka Mills Superfund Site (the Eureka Mills Site) located in Juab County, Utah.  The Eureka Mills Site is an area where mining and milling of various metals occurred over the course of several decades.  The EPA has been investigating and remediating contamination associated with these activities.  The Company's predecessor, Sharon Steel Corporation, acquired land within the Eureka Mills Site from UV Industries, Inc. in 1979.  Pursuant to the court-approved 1990 bankruptcy plan of reorganization for Sharon Steel Corporation, the land was transferred by the Company to Amwest Exploration Company, a wholly owned subsidiary of the Company, which later sold the land to a third party in 1993.  In 2001, the Company responded to an earlier request for information concerning milling activities stating that it was not responsible for any such activities at the Eureka Mills Site.  The second request for information concerned historic mining activities.  In responding to EPA’s November 2008 letter and also to a recent third request for information received in March 2009, the Company stated that it does not believe it is liable for the contamination.  The Company has agreed to suspend temporarily the running of the time period during which the EPA must bring a lawsuit in order to allow time for the Company and the EPA to discuss this matter.  The Company does not know the extent to which EPA may seek to hold the Company liable for cleanup or whether the Company would have claims against any other parties.  The Company is continuing to evaluate this matter.

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

Employment Litigation

On June 1, 2007, the Company filed a lawsuit in the Circuit Court of Dupage County, Illinois against Peter D. Berkman and Jeffrey A. Berkman, former executives of the Company and B&K Industries, Inc. (B&K), a wholly owned subsidiary of the Company, relating to their alleged breach of fiduciary duties and contractual obligations to the Company through, among other things, their involvement with a supplier of B&K during their employment with B&K.  The lawsuit alleges appropriation of corporate opportunities for personal benefit, failure to disclose competitive interests or other conflicts of interest, and unfair competition, as well as breach of employment agreements in connection with the foregoing.  The lawsuit seeks compensatory and punitive damages, and other appropriate relief.  In August 2007, the defendants filed an answer to the complaint admitting Peter Berkman had not sought authorization to have an ownership interest in a supplier, and a counterclaim against the Company, B&K and certain of the Company’s officers and directors alleging defamation, tortious interference with prospective economic relations, and conspiracy, and seeking damages in unspecified amounts.  In September 2007, Homewerks Worldwide LLC, an entity formed by Peter Berkman, filed a complaint as an intervenor based on substantially the same allegations included in the Berkmans’ counterclaim.  In October 2007, the Company also filed a motion seeking to have the Berkmans’ counterclaim dismissed as a matter of law.  On January 3, 2008, the Court overruled that motion and the case proceeded to discovery of the relevant facts.  Since that time, depositions and document productions have been ongoing.  However, on September 5, 2008, Peter Berkman withdrew prior responses to discovery requests and asserted the Fifth Amendment privilege against self-incrimination as to all requests directed to him.  By that assertion, he took the position that his testimony about his actions would have the potential of exposing him to a criminal charge or criminal charges.  On October 3, 2008, in response to a motion to compel filed by the Company, the Court held that Peter Berkman could not withhold documents on Fifth Amendment grounds, amongst other things.  Peter Berkman moved for reconsideration of that order and his request was denied on November 19, 2008.  On December 10, 2008, Peter Berkman moved for the opportunity to file an interlocutory appeal regarding the Court’s ruling on the Company’s motion to compel.  On January 7, 2009, the motion for interlocutory appeal was granted, the Court found Peter Berkman in contempt for resisting discovery, and Peter Berkman has since filed a notice of appeal with the Illinois Appellate Court, Second Judicial District.  All appellate briefs were submitted, oral argument took place on September 29, 2009, and the Company is currently awaiting a decision regarding the issues that were appealed.  On October 24, 2008, the defendants filed a motion seeking leave to interpose an Amended Answer and Amended Counterclaims.  On December 19, 2008, the Company filed an answer to the Amended Counterclaims that included a new affirmative defense based on the assertion of the Fifth Amendment by Peter Berkman.  The Company believes that the counterclaims are without merit and intends to defend them vigorously.  The Company does not anticipate any material adverse effect on its business or financial condition as a result of this litigation.

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to guarantee the payment of insurance deductibles and certain retiree health benefits.  The terms of the Company’s guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s line of credit facility.  The maximum potential amount of future payments the Company could have been required to make under its guarantees at September 26, 2009 was $9.9 million.

Other

In November 2008, the Company’s European copper tube operation was damaged by fire.  Production was curtailed for approximately four weeks to make necessary temporary repairs.  Certain production equipment and portions of building structures were extensively damaged.  The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance.  In 2008, as a result of the fire, the Company wrote-off certain fixed assets that were damaged which was offset by a receivable.  There have been no significant additional write-offs in 2009.  Additionally, the Company received an advance of approximately $5.0 million from the insurance company in 2008 and an additional $7.3 million in the second quarter of 2009, primarily to cover cleanup costs.  The Company recorded these advances in other current liabilities net of cleanup and repair costs incurred of approximately $4.8 million, $3.1 million of which was incurred in 2009.

In July 2009, there was an explosion at the Company’s copper tube mill in Fulton, Mississippi.  Production was curtailed for approximately one week for cleanup and repairs to building structures.  Certain production equipment was also extensively damaged.  The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance.  At September 26, 2009, the Company has recorded a receivable of $0.6 million representing incremental cleanup and repair costs incurred of $1.1 million less the insurance deductible of $0.5 million.

The Company has not recognized potential gains arising from property damage or business interruption insurance in the Condensed Consolidated Statements of Income during 2009, and will not do so until final settlement of the insurance claims.

Note 3 – Inventories

	September 26, 2009	December 27, 2008
(In thousands)

Raw materials and supplies	$23,647	$57,536
Work-in-process	33,035	39,018
Finished goods	127,525	122,756
Valuation reserves	(5,835)	(8,701)

Inventories	$178,372	$210,609

The Company has deferred recognizing potential gains resulting from liquidation of LIFO inventories during the first nine months of 2009.  The Company expects to replenish these inventories by the end of 2009 and, as such, has not recognized the effects of liquidating LIFO layers.  In the event the Company is not able to replenish these inventories due to lack of availability or operational reasons, the Company would recognize a non-cash gain of approximately $2.8 million, before income taxes, from the liquidation of LIFO layers based on quarter-end quantities.

Note 4 – Goodwill

The Company recognized an estimated goodwill impairment charge of $18.0 million in the quarter ended December 27, 2008 related to its Mexican Operations, a part of the Plumbing & Refrigeration segment.  An estimate was recorded because the Company did not complete step two of its annual impairment test until the first quarter of 2009.  The impairment resulted from revised projections of future cash flows as well as other estimates and assumptions due to prevailing market conditions.

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

The Company uses a discounted cash flow model (DCF model) to estimate the fair value of reporting units based on expected earnings, because there are no observable inputs available (Level 3 hierarchy as defined by Accounting Standards Codification (ASC) 820 Fair Value Measurement & Disclosures (ASC 820)).  Cash flows are projected to equal (i) projected future earnings adjusted for the capital investment required to support operations and depreciation expense for a five-year period plus (ii) a terminal value.  This cash flow stream is discounted to its present value to arrive at a fair value of each reporting unit.  Future earnings are estimated using the Company’s most recent annual projection, applying a growth rate to future periods.  The discount rate used in the DCF model equals the Company’s cost of capital plus a specific reporting unit risk premium.

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

Note 5 – Industry Segments

The Company’s reportable segments are Plumbing & Refrigeration and Original Equipment Manufacturer (OEM).  For disclosure purposes, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of Standard Products (SPD), European Operations, and Mexican Operations.  The OEM segment is composed of Industrial Products (IPD), Engineered Products (EPD), and Mueller-Xingrong.  These segments are classified primarily by the markets for their products.  Performance of segments is generally evaluated by their operating income.  Intersegment transactions are generally conducted on an arms-length basis.

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

Summarized segment information is as follows:

(In thousands)	For the Quarter Ended September 26, 2009
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$240,878	$181,621	$(2,609)	$419,890

Cost of goods sold	199,979	156,366	(2,306)	354,039
Depreciation and amortization	6,623	3,553	265	10,441
Selling, general, and administrative expense	18,290	5,172	4,131	27,593

Operating income	15,986	16,530	(4,699)	27,817

Interest expense				(2,435)
Other expense, net				(324)

Income before income taxes				$25,058

(In thousands)	For the Quarter Ended September 27, 2008
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$371,315	$299,470	$(5,289)	$665,496

Cost of goods sold	313,760	279,696	(4,987)	588,469
Depreciation and amortization	7,287	3,966	276	11,529
Selling, general, and administrative expense	24,819	5,165	5,690	35,674

Operating income	25,449	10,643	(6,268)	29,824

Interest expense				(5,050)
Other income, net				2,573

Income before income taxes				$27,347

Segment information (continued):

(In thousands)	For the Nine Months Ended September 26, 2009
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$661,035	$459,898	$(6,685)	$1,114,248

Cost of goods sold	545,332	415,227	(5,784)	954,775
Depreciation and amortization	19,829	10,641	806	31,276
Selling, general, and administrative expense	57,675	15,715	15,677	89,067

Operating income	38,199	18,315	(17,384)	39,130

Interest expense				(7,553)
Other income, net				688

Income before income taxes				$32,265

(In thousands)	For the Nine Months Ended September 27, 2008
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$1,159,613	$979,665	$(16,203)	$2,123,075

Cost of goods sold	981,905	894,872	(15,302)	1,861,475
Depreciation and amortization	21,806	10,884	827	33,517
Selling, general, and administrative expense	69,999	18,729	19,855	108,583

Operating income	85,903	55,180	(21,583)	119,500

Interest expense				(15,755)
Other income, net				9,103

Income before income taxes				$112,848

Note 6 – Comprehensive Income

Comprehensive income is as follows:

	For the Quarter Ended		For the Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
(In thousands)

Consolidated net income	$18,812	$18,925	$22,469	$74,856

Other comprehensive income (loss), net of tax:
Foreign currency translation	(6,079)	(15,438)	12,011	(9,571)
Net change with respect to derivative instruments and hedging activities	331	(831)	6,152	(453)
Other, net	552	868	(79)	1,185

Total other comprehensive (loss) income	(5,196)	(15,401)	18,084	(8,839)

Comprehensive income	13,616	3,524	40,553	66,017
Less: comprehensive income attributable to noncontrolling interest	(161)	(663)	(2,234)	(3,793)

Comprehensive income attributable to Mueller Industries, Inc.	$13,455	$2,861	$38,319	$62,224

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in foreign subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar.  During the third quarter of 2009, the foreign currency translation adjustment was affected by the decrease in the value of the British pound sterling of approximately 3 percent and the decrease in value of the Mexican peso of approximately 1 percent relative to the U.S. dollar.  These decreases were partially offset by the increase in the value of the Canadian dollar of approximately 6 percent relative to the U.S. dollar during the third quarter of 2009.  During the nine months ended September 26, 2009, the value of the British pound sterling increased approximately 9 percent, the value of the Mexican peso increased approximately 2 percent, and the Canadian dollar increased approximately 12 percent relative to the U.S. dollar.

Note 7 – Debt

During 2009, the Company repurchased and extinguished $0.5 million in principal amount of its 6% Subordinated Debentures for $0.4 million, resulting in a gain of $0.1 million for the period.

On July 3, 2009, Mueller-Xingrong’s secured revolving credit facility (the JV Facility) with an availability of RMB 425 million, or approximately $62.2 million, became due.  All amounts outstanding under the JV Facility were repaid in full on that date with available cash on hand.  On July 18, 2009, Mueller-Xingrong entered into a new credit agreement (the JV Credit Agreement) with a syndicate of four banks establishing a secured RMB 267 million, or approximately $39.1 million, revolving credit facility with a maturity date of July 18, 2010.  All other terms of the new JV Credit Agreement were substantially equivalent to the previous JV Facility.

Note 8 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended		For the Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
(In thousands)

Pension benefits:
Service cost	$274	$529	$835	$1,776
Interest cost	2,221	2,548	6,881	8,515
Expected return on plan assets	(2,878)	(3,744)	(8,622)	(12,499)
Amortization of prior service cost	76	77	229	256
Amortization of net loss	122	51	658	180

Net periodic benefit income	$(185)	$(539)	$(19)	$(1,772)

Other benefits:
Service cost	$59	$74	$176	$237
Interest cost	302	326	905	1,081
Amortization of prior service cost	1	1	2	2
Amortization of net loss	41	54	125	180

Net periodic benefit cost	$403	$455	$1,208	$1,500

During 2009, the Company executed a Deed of Amendment (the Amendment) which froze the accrual of future benefits related to its U.K. pension plan.  Pursuant to U.K. law, past service accruals will be adjusted for the effects of inflation after the execution of the Amendment.  The Amendment had no material impact on the Company’s results of operations.

The Company anticipates contributions to its pension plans for 2009 to be approximately $1.2 million.  During the first nine months of 2009, contributions of approximately $1.0 million have been made to certain pension plans.

Note 9 – Income Taxes

The Company’s effective tax rate for the third quarter of 2009 was 25 percent compared with 31 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the third quarter of 2009 were reductions related to tax contingency changes of $1.7 million, return-to-provision adjustments of $0.8 million, the effect of foreign statutory rates different from U.S. and other foreign adjustments of $0.4 million, the U.S. production activities deduction of $0.4 million, and other adjustments of $0.3 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.1 million.

The Company’s effective tax rate for the first nine months of 2009 was 30 percent compared with 34 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first nine months of 2009 were changes to tax contingencies of $1.3 million, the U.S. production activities deduction of $0.5 million, return-to-provision adjustments of $0.4 million, the effect of foreign statutory rates different from U.S. and other foreign adjustments of $0.4 million, and other adjustments of $0.7 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.5 million and valuation allowance changes of $0.3 million.  The change in the valuation allowance for the first nine months of 2009 included the addition of a valuation allowance of $3.0 million, or 8 cents per diluted share, due to the expectation that a foreign deferred tax asset will not be realized.  This expense was partially offset by the reduction of a valuation allowance of $2.3 million, or 6 cents per diluted share, due to an increase in the expected future realization of a state deferred tax asset, and the net reduction of a valuation allowance of $0.4 million related to a federal deferred tax asset.

The benefit of $1.3 million recognized during the first nine months of 2009 for changes in tax contingencies included a reduction for the expiration of statutes of $2.0 million.  This amount was partially offset by other adjustments totaling $0.7 million.  Total unrecognized tax benefits at the end of the first nine months were $4.2 million, without consideration of any applicable federal benefit, and this amount includes $0.9 million of accrued interest.  The Company includes interest and penalties related to income tax matters as a component of income tax expense.  All of the $4.2 million would impact the effective tax rate, if recognized.  Due to ongoing audits and potential lapses of statutes of limitations in various jurisdictions, it is reasonably possible that this reserve may change in the next twelve months by a range of zero dollars to $2.8 million.

The Company files a consolidated U.S. federal income tax return and files numerous consolidated and separate income tax returns in many state, local, and foreign jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations for years before 2006 and with few exceptions is no longer subject to state, local, or foreign income tax examinations by tax authorities for years before 2004.  The Internal Revenue Service has concluded its examination of the Company’s 2005 and 2006 consolidated U.S. federal income tax returns, the results of which were immaterial to the Company.  The Internal Revenue Service is currently examining the Company’s 2007 consolidated U.S. federal income tax return, as well as a federal return of an entity acquired by the Company.  Additionally, various state and foreign taxing authorities are currently examining a number of the Company’s state and foreign income tax returns for years from 2005 forward.  The results of these examinations are not expected to have a material impact on the Company’s financial position or results of operations.

Note 10 – Other (Expense) Income, Net

	For the Quarter Ended		For the Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
(In thousands)

Interest income	$242	$2,023	$1,023	$6,116
Gain on early retirement of debt	—	—	128	2,482
(Loss) gain on disposal of properties, net	(715)	35	(975)	(306)
Environmental expense, non-operating properties	(32)	(126)	(360)	(396)
Other	181	641	872	1,207

Other (expense) income, net	$(324)	$2,573	$688	$9,103

Note 11 – Derivative Instruments and Hedging Activities

Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  The Company occasionally enters into forward fixed-price arrangements with certain customers; the risk of these arrangements is generally managed with commodity futures contracts.  The Company accounts for these futures contracts in accordance with ASC 815 Derivatives and Hedging (ASC 815).  These futures contracts have been designated as cash flow hedges.  The fair value of open futures contracts are recognized as a component of accumulated other comprehensive income until the position is closed which corresponds to the period when the related hedged transaction is recognized in earnings.  Should these contracts no longer meet hedge criteria in accordance with ASC 815, either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge will be immediately reclassified from accumulated other comprehensive income into earnings.  In the next twelve months, the Company will reclassify into earnings realized gains or losses of cash flow hedges; at September 26, 2009, the net fair value of these contracts was approximately a $457 thousand gain.

At September 26, 2009, the Company held open futures contracts to purchase approximately $4.8 million of copper over the next seven months related to fixed price sales orders.  The fair value of those futures contracts was a $601 thousand gain position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820).  The Company does not offset fair value of amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At September 26, 2009, the Company had recorded restricted cash of $832 thousand related to open futures contracts.

Derivative instruments designated as hedging instruments under ASC 815 are reflected in the Condensed Consolidated Balance Sheets as follows:

	September 26, 2009
	Location		Fair value
(In thousands)

Commodity contracts	Other current assets:	Gain positions	$649
Commodity contracts		Loss positions	48
Commodity contracts	Other current liabilities:	Gain positions	2
Commodity contracts		Loss positions	2

The following tables summarize activities related to the Company’s derivative instruments, classified as cash flow hedges in accordance with ASC 815:

	Gain (Loss) Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Quarter Ended	For the Nine Months Ended
	September 26, 2009	September 26, 2009
(In thousands)

Commodity contracts (1)	$1,357	$3,732

(1) Includes $345 thousand and $968 thousand attributable to noncontrolling interest for the quarter and nine months ended September 26, 2009, respectively.

	(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
		For the Quarter Ended	For the Nine Months Ended
	Location	September 26, 2009	September 26, 2009
(In thousands)

Commodity contracts	Cost of goods sold	$(1,026)	$2,420

The Company enters into futures contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts at September 26, 2009 is not material to the Condensed Consolidated Statements of Income.

Note 12 – Other Current Liabilities

Included in other current liabilities were accrued discounts and allowances of $33.8 million at September 26, 2009 and $39.2 million at December 27, 2008, and taxes payable of $9.7 million at September 26, 2009 and $9.1 million at December 27, 2008.

Note 13 – Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.  At September 26, 2009 and December 27, 2008, the fair value of the Company’s debt was estimated at $161.7 million and $158.7 million, respectively, primarily using market yields and taking into consideration the underlying terms of the debt.  Such fair value was less than the carrying value of debt at September 26, 2009 and December 27, 2008 by $8.9 million and $24.2 million, respectively.

Note 14 – Recently Issued Accounting Standards

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) ASC 105-10, Generally Accepted Accounting Principles – Overall (ASC 105-10).  ASC 105-10 establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (ASUs).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

In December 2007, the FASB issued updated guidance for accounting and reporting of noncontrolling interests in financial statements, which is included in ASC 810-10, Consolidation – Overall.  The updated guidance in ASC 810-10 requires (i) that noncontrolling (minority) interests be reported as a component of stockholders’ equity, (ii) that net income attributable to the parent and the noncontrolling interest be separately identified in the Consolidated Statements of Income, (iii) that changes in a parent’s ownership interest while the parent retains the controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The Company adopted the updated guidance in ASC 810-10 in the first quarter of 2009.  As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the Condensed Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the Condensed Consolidated Statements of Income.  The prior periods presented have also been reclassified to conform to the current classification required by ASC 810-10.

In December 2008, the FASB issued updated guidance related to employers’ disclosures regarding postretirement benefit plan assets, which is included in ASC 715-20, Defined Benefit Plans.  ASC 715-20 provides additional guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan.  This updated guidance is effective for financial statements issued for fiscal years ending after December 15, 2009.  The adoption of this updated guidance will increase the disclosures in the Notes to the Consolidated Financial Statements related to the assets of the Company’s defined benefit pension plans.

During the second quarter of 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (ASC 855-10).  ASC 855-10 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued).  ASC 855-10 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued.  The adoption of ASC 855-10 did not have a material impact on the Company’s financial condition or results of operations.  For the quarterly period ended September 26, 2009, the Company has considered subsequent events through October 21, 2009, which is the date its Condensed Consolidated Financial Statements were filed with the SEC on Form 10-Q.

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

The Company's businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the OEM segment.  For disclosure purposes, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), European Operations, and Mexican Operations.  The OEM segment is composed of the Industrial Products Division (IPD), Engineered Products Division (EPD), and Mueller-Xingrong, the Company’s Chinese joint venture.  Certain administrative expenses and expenses related primarily to retiree benefits at inactive operations are combined into the Corporate and Eliminations classification.  These reportable segments are described in more detail below.

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

The majority of the Company’s manufacturing facilities operated at significantly below capacity during 2008 and have continued to do so during the nine months ended September 26, 2009.  This is due to the reduced demand for the Company’s products arising from the continued decline in general economic conditions in the U.S. and in foreign markets that the Company serves.  The U.S. housing and residential construction market has been adversely affected in the current economic downturn.  According to the U.S. Census Bureau, new housing starts were 431 thousand in the nine months ended September 26, 2009, which is a 43 percent decrease from the same period in the prior year.  The September 2009 seasonally adjusted annual rate of new housing starts was 590 thousand, representing a 28 percent decline from the September 2008 rate.  While commercial construction has been more stable, it also has begun to decline.  According to the U.S. Census Bureau, the August 2009 seasonally adjusted annual rate of Nonresidential Value of Construction Put in Place was $684.5 billion of which $372.6 billion was private; this is a decrease compared with $718.2 billion and $416.2 billion, respectively, at August 2008.  Business conditions in the U.S. automotive industry have also been exceptionally difficult in the recent economic downturn, which has also affected the demand for various products in the Company’s OEM segment.  These conditions have significantly affected the demand for virtually all of the Company’s core products.

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

Earnings and profitability are also impacted by unit volumes that are subject to market trends such as substitute products and imports, and market share.  Plastic plumbing systems are the primary substitute product; these products represent an increasing share of consumption.  U.S. consumption of copper tubing is still predominantly supplied by U.S. manufacturers, although imports from Mexico and China are significant.  Brass rod consumption in the U.S. has steadily declined over the past five years, due to the outsourcing of many manufactured products as well as the current economic conditions.

Results of Operations

Third Quarter 2009 compared with Third Quarter 2008

During the third quarter of 2009, the Company’s net sales were $419.9 million, which compares with net sales of $665.5 million over the same period of 2008.  The decrease was due to reduced unit sales volume across the majority of the Company’s product lines as a result of reduced demand arising from current economic conditions.  Selling prices have also decreased due to the decreased average costs of raw materials during the period, which are generally passed on to customers.  The Comex average price of copper, the Company’s principal raw material, was $2.67 per pound in the third quarter of 2009, compared with $3.45 in the same period of 2008.

Cost of goods sold decreased from $588.5 million in the third quarter of 2008 to $354.0 million in the same period of 2009.  The decrease was primarily due to decreased sales volume, lower average costs of raw materials, and reduced aggregate conversion costs as a result of lower production levels.  Additionally, included in cost of goods sold for the third quarter of 2008 was a charge for the write-down of certain inventories totaling $3.3 million resulting primarily from the open market price of copper falling below the inventories’ net book value.  Depreciation and amortization decreased to $10.4 million in the third quarter of 2009 from $11.5 million in the third quarter of 2008 due to several assets becoming fully depreciated during 2008.  Selling, general, and administrative expense was $27.6 million for the third quarter of 2009 compared with $35.7 million for the same period of 2008.  The decrease was primarily due to decreased employment costs resulting from reduced headcount, reduced management incentive compensation, and reductions in sales and distribution expenses resulting from lower sales volume.  Total headcount has declined from approximately 4,643 employees in September 2008 to approximately 3,593 employees in September 2009.

Interest expense for the third quarter of 2009 totaled $2.4 million, compared with $5.1 million for the same period of 2008.  The decrease was primarily due to lower interest expense following the early extinguishment of a portion of the Company’s 6% Subordinated Debentures in 2008 and 2009.  Other (expense) income, net was $0.3 million expense for the third quarter of 2009 compared with $2.6 million income for the same period of 2008.  The change from the prior year was primarily due to decreased interest income resulting from lower interest rates.

The Company’s effective tax rate for the third quarter of 2009 was 25 percent compared with 31 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the third quarter of 2009 were reductions related to tax contingency changes of $1.7 million, return-to-provision adjustments of $0.8 million, the effect of foreign statutory rates different from U.S. and other foreign adjustments of $0.4 million, the U.S. production activities deduction of $0.4 million, and other adjustments of $0.3 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.1 million.

Plumbing & Refrigeration Segment

Net sales by the Plumbing and Refrigeration segment were $240.9 million in the third quarter of 2009 which is approximately a 35 percent decrease from $371.3 million for the same period in 2008.  The decrease was due to decreased sales volume in the majority of the segment’s product lines as a result of weak demand arising from general economic conditions and decreased selling prices resulting from lower average raw material costs.  Other factors adversely affecting the segment’s sales volumes included production losses resulting from a fire at the European copper tube operation in November 2008 and an explosion at the Fulton, Mississippi copper tube mill in July 2009.  Of the $130.4 million decrease in net sales, approximately $73.9 million was attributable to lower unit volume and $41.2 million was due to lower selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings.  Cost of goods sold decreased from $313.8 million in the third quarter of 2008 to $200.0 million in the third quarter of 2009.  This decrease resulted from lower sales volume, decreased raw material costs, and reduced aggregate conversion costs from reductions in production levels.  Also included in cost of goods sold for the third quarter of 2008 was a charge of $2.4 million to write down certain inventories to the lower of cost or market.  Depreciation and amortization decreased to $6.6 million in the third quarter of 2009 from $7.3 million in the same period of 2008 due to several production assets becoming fully depreciated during 2008.  Selling, general, and administrative expense decreased to $18.3 million in the third quarter of 2009 from $24.8 million in the third quarter of 2008.  This decrease was primarily due to decreased employment costs from headcount reductions and lower aggregate sales and distribution expense resulting from lower unit sales volume.  Operating income for the segment decreased from $25.4 million in the third quarter of 2008 to $16.0 million in the third quarter of 2009 due primarily to lower sales volume and decreased unit spreads in copper tube, partially offset by savings from reduced employment costs.

OEM Segment

Net sales for the OEM segment declined approximately 39 percent to $181.6 million in the third quarter of 2009 from $299.5 million in the third quarter of 2008.  The decrease was due primarily to lower sales volume and lower selling prices resulting from lower average costs of raw materials.  Of the $117.9 million decrease in net sales, approximately $64.1 million was attributable to lower unit volume and $43.3 million was due to lower selling prices in the segment’s core product lines consisting primarily of brass rod, forgings, and commercial tube.  Cost of goods sold decreased from $279.7 million in the third quarter 2008 to $156.4 million in the third quarter of 2009.  The decrease was due primarily to lower sales volume, lower raw material costs, and lower aggregate conversion costs resulting from reductions in production levels.  Also included in cost of goods sold for the third quarter of 2008 was a charge of $0.9 million to write down certain inventories to the lower of cost or market.  Depreciation and amortization in the third quarter of 2009 remained relatively consistent with the same period in 2008.  Selling, general, and administrative expense also remained consistent in the third quarter of 2009 compared with the same period in 2008; however, this was a function of lower employment costs from reduced headcounts offset by increased pension costs resulting from reduced investment returns.  Operating income for the segment increased from $10.6 million in the third quarter of 2008 to $16.5 million in the third quarter of 2009 due primarily to improved unit spreads, especially in the segment’s brass rod operations, and decreased employment costs, partially offset by reduced sales volumes.

Nine Months Ended September 26, 2009 compared with Nine Months Ended September 27, 2008

During the nine months ended September 26, 2009, the Company’s net sales were $1.11 billion, which compares with net sales of $2.12 billion over the same period of 2008.  The decrease was due to reduced unit sales volume across the majority of the Company’s product lines as a result of reduced demand arising from current economic conditions.  Selling prices have decreased due to the decreased average costs of raw materials during the period, which are generally passed on to customers.  The Comex average price of copper was $2.13 per pound in the first nine months of 2009, compared with $3.59 in the same period of 2008.

Cost of goods sold decreased from $1.86 billion in the first nine months of 2008 to $954.8 million in the same period of 2009.  The decrease was primarily due to decreased sales volume, lower average costs of raw materials, and reduced aggregate conversion costs as a result of reduced production levels.  Additionally, included in cost of goods sold for the nine-month period ended September 27, 2008 was a charge for the write-down of certain inventories totaling $3.3 million resulting primarily from the open market price of copper falling below the inventories’ net book value.  Depreciation and amortization decreased to $31.3 million for the nine months ended September 26, 2009 from $33.5 million for the same period of 2008 due to several assets becoming fully depreciated during 2008.  Selling, general, and administrative expense was $89.1 million for the first nine months of 2009 compared with $108.6 million for the same period of 2008.  The decrease was primarily due to decreased employment costs resulting from reduced headcount, reduced management incentive compensation, and reductions in sales and distribution expenses resulting from lower sales volume.  Total headcount has declined from approximately 4,643 employees in September 2008 to approximately 3,593 employees in September 2009.

Interest expense for the nine months ended September 26, 2009 totaled $7.6 million, compared with $15.8 million for the same period of 2008.  The decrease was attributable to lower interest expense following the early extinguishment of a portion of the Company’s 6% Subordinated Debentures in 2008 and 2009.  Other income, net was $0.7 million for the nine months ended September 26, 2009 compared with $9.1 million for the same period of 2008.  The current year decrease was primarily due to decreased interest income resulting from lower interest rates.

The Company’s effective tax rate for the first nine months of 2009 was 30 percent compared with 34 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first nine months of 2009 were changes to tax contingencies of $1.3 million, the U.S. production activities deduction of $0.5 million, return-to-provision adjustments of $0.4 million, the effect of foreign statutory rates different from U.S. and other foreign adjustments of $0.4 million, and other adjustments of $0.7 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.5 million and valuation allowance changes of $0.3 million.  The change in the valuation allowance for the first nine months of 2009 included the addition of a valuation allowance of $3.0 million, or 8 cents per diluted share, due to the expectation that a foreign deferred tax asset will not be realized.  This expense was partially offset by the reduction of a valuation allowance of $2.3 million, or 6 cents per diluted share, due to an increase in the expected future realization of a state deferred tax asset, and the net reduction of a valuation allowance of $0.4 million related to a federal deferred tax asset.

Plumbing & Refrigeration Segment

Net sales by the Plumbing and Refrigeration segment were $661.0 million in the first nine months of 2009, which is approximately a 43 percent decrease from $1.16 billion for the same period in 2008.  The decrease was due to decreased sales volume in the majority of the segment’s product lines as a result of weak demand stemming from current economic conditions and decreased selling prices resulting from lower average raw material costs.  Other factors adversely affecting the segment’s sales volumes include production losses resulting from a fire at the European copper tube operation in November 2008 and an explosion at the Fulton, Mississippi copper tube mill in July 2009.  Of the $498.6 million decrease in net sales, approximately $213.2 million was attributable to lower unit volume and $231.6 million was due to lower selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings.  Cost of goods sold decreased from $981.9 million in the first nine months of 2008 to $545.3 million in the first nine months of 2009.  This decrease resulted from lower sales volume, decreased raw material costs, and reduced aggregate conversion costs from reductions in production levels.  This decrease was partially offset by a provision of $2.4 million, or 4 cents per diluted share after tax, as a result of additional loss contingencies that management deemed to become probable and estimable during the first nine months of 2009.  Also included in cost of goods sold for the nine months ended September 27, 2008 was a charge of $2.4 million to write down certain inventories to the lower of cost or market.  Depreciation and amortization decreased to $19.8 million in the nine months ended September 26, 2009 from $21.8 million in the same period of 2008 due to several production assets becoming fully depreciated during 2008.  Selling, general, and administrative expense decreased to $57.7 million in the first nine months of 2009 from $70.0 million in the same period of 2008.  This decrease was primarily due to decreased employment costs from headcount reductions and lower aggregate sales and distribution expense resulting from lower unit sales volume.  Operating income for the segment decreased from $85.9 million in the first nine months of 2008 to $38.2 million in the first nine months of 2009 due primarily to lower sales volume and decreased unit spreads in copper tube, partially offset by improved unit spreads in other core products and reduced employment costs.

OEM Segment

Net sales for the OEM segment declined approximately 53 percent to $459.9 million in the nine months ended September 26, 2009 from $979.7 million in same period of 2008.  The decrease was due primarily to lower sales volume and lower selling prices resulting from lower average costs of raw materials.  Of the $519.8 million decrease in net sales, approximately $351.7 million was attributable to lower unit volume and $134.3 million was due to lower selling prices in the segment’s core product lines consisting primarily of brass rod, forgings, and commercial tube.  Cost of goods sold decreased from $894.9 million in the first nine months of 2008 to $415.2 million in the same period of 2009.  The decrease was due primarily to lower sales volume, lower raw material costs, and lower aggregate conversion costs resulting from reductions in production levels.  Also included in cost of goods sold for the nine months ended September 27, 2008 was a charge of $0.9 million to write down certain inventories to the lower of cost or market.  Depreciation and amortization remained relatively consistent.  Selling, general, and administrative expense decreased from $18.7 million for the nine months ended September 27, 2008 to $15.7 million in same period of 2009 due primarily to reduced bad debt expense and decreased employment costs associated with headcount reductions.  Operating income for the segment decreased from $55.2 million in the first nine months of 2008 to $18.3 million in the first nine months of 2009 due primarily to lower sales volumes partially offset by improved unit spreads at our brass rod operations and reduced employment costs.

Liquidity and Capital Resources

Cash provided by operating activities during the nine months ended September 26, 2009 totaled $84.4 million; which was primarily attributable to net income plus depreciation and amortization and decreased inventories, partially offset by increased receivables and decreased current liabilities.  Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.  During the nine months ended September 26, 2009, the average Comex copper price was approximately $2.13 per pound, which represented a 41 percent decrease over the average price for the same period in 2008.  This decrease in the price of cathode has also resulted in sharp decreases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.  However, during the third quarter of 2009, the average cost of copper increased to $2.67 per pound from the average of the previous two quarters of 2009 of $1.86 per pound, which has affected the investment in working capital.

During the first nine months of 2009, cash provided by investing activities totaled $2.4 million, which consisted of net reductions to restricted cash deposits of $12.8 million and proceeds from sales of properties of $0.6 million, partially offset by capital expenditures of $11.0 million.  Cash used in financing activities during the first nine months of 2009 totaled $16.4 million, which primarily consisted of (i) the net reduction in Mueller-Xingrong’s working capital debt facility of $11.8 million, (ii) dividends paid to the Company’s stockholders of $11.2 million, and (iii) dividends paid by Mueller-Xingrong to its noncontrolling stockholders of $1.4 million.  These amounts were partially offset by proceeds of $8.7 million from the issuance of shares related to stock options exercised during the period.

The Company has a $200 million unsecured line-of-credit (Credit Facility) which expires in December 2011.  At September 26, 2009, the Company had no borrowings against the Credit Facility.  The Credit Facility backed approximately $9.9 million in letters of credit at the end of the third quarter of 2009.  As of September 26, 2009, the Company’s total debt was $170.6 million or 18.8 percent of its total capitalization (excluding noncontrolling interest).  During 2009, the Company purchased and extinguished $0.5 million of its 6% Subordinated Debentures for $0.4 million, resulting in a gain of $0.1 million for the period.

On July 3, 2009, Mueller-Xingrong’s secured revolving credit facility (the JV Facility) with an availability of RMB 425 million, or approximately $62.2 million, became due.  All amounts outstanding under the JV Facility were repaid in full on that date with available cash on hand.  On July 18, 2009, Mueller-Xingrong entered into a new credit agreement (the JV Credit Agreement) with a syndicate of four banks establishing a secured RMB 267 million, or approximately $39.1 million, revolving credit facility with a maturity date of July 18, 2010.  All other terms of the new JV Credit Agreement were substantially equivalent to the previous JV Facility.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of September 26, 2009, the Company was in compliance with all of its debt covenants.

The Company declared and paid a regular quarterly cash dividend of ten cents per common share in each of the first three quarters of 2009.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.  On November 1, 2009, the Company will pay approximately $4.4 million in interest on the Debentures that remain outstanding.

Management believes that cash provided by operations and currently available cash of $353.9 million will be adequate to meet the Company’s normal future capital expenditures and operational needs.  The Company’s current ratio was 4.4 to 1 at September 26, 2009.

The Company’s Board of Directors has extended, until October 2010, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 26, 2009, the Company had repurchased approximately 2.4 million shares under this authorization.  In addition, the Company may repurchase portions of its 6% Subordinated Debentures through open market transactions or through privately negotiated transactions.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with future fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At September 26, 2009, the Company held open futures contracts to purchase approximately $4.8 million of copper through April 2010 related to fixed-price sales orders.

Futures contracts may also be used to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated other comprehensive income and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  At September 26, 2009, the Company held no open futures contracts to purchase natural gas.

Interest Rates

At September 26, 2009, the Company had variable-rate debt outstanding of $22.4 million, which related to the debt issued by Mueller-Xingrong and two Industrial Revenue Bonds with the State of Mississippi.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pre-tax earnings and cash flows.  The primary interest rate exposure on floating-rate debt is based on LIBOR and on the base lending rate published by the People’s Bank of China.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are not material; however, the Company may utilize certain futures contracts to hedge such transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated other comprehensive income and reflected in earnings upon collection of receivables.  At September 26, 2009, the Company held no open foreign currency futures contracts.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 26, 2009 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending September 26, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  As disclosed in its previous filing, the Company completed the implementation of the transaction processing system currently used by its U.S. operations for its Mexican operations in the second quarter of 2009.

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

In October 2007, Carrier filed with the United States Court of Appeals for the Sixth Circuit a motion to dismiss the cross-appeals, which the Court denied in December 2007.  All appeals in the Carrier ACR Tube Action remain pending.  Briefing on the appeals occurred in May 2009 and oral argument took place in October 2009.

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

In October 2009, the court overseeing the Indirect-Purchaser Plumbing Tube Action has granted the parties’ motion for preliminary approval of a class-action settlement.  A hearing on the motion for final approval of the class-action settlement is scheduled for February 2010.

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

Employment Litigation

On June 1, 2007, the Company filed a lawsuit in the Circuit Court of Dupage County, Illinois against Peter D. Berkman and Jeffrey A. Berkman, former executives of the Company and B&K Industries, Inc. (B&K), a wholly owned subsidiary of the Company, relating to their alleged breach of fiduciary duties and contractual obligations to the Company through, among other things, their involvement with a supplier of B&K during their employment with B&K.  The lawsuit alleges appropriation of corporate opportunities for personal benefit, failure to disclose competitive interests or other conflicts of interest, and unfair competition, as well as breach of employment agreements in connection with the foregoing.  The lawsuit seeks compensatory and punitive damages, and other appropriate relief.  In August 2007, the defendants filed an answer to the complaint admitting Peter Berkman had not sought authorization to have an ownership interest in a supplier, and a counterclaim against the Company, B&K and certain of the Company’s officers and directors alleging defamation, tortious interference with prospective economic relations, and conspiracy, and seeking damages in unspecified amounts.  In September 2007, Homewerks Worldwide LLC, an entity formed by Peter Berkman, filed a complaint as an intervenor based on substantially the same allegations included in the Berkmans’ counterclaim.  In October 2007, the Company also filed a motion seeking to have the Berkmans’ counterclaim dismissed as a matter of law.  On January 3, 2008, the Court overruled that motion and the case proceeded to discovery of the relevant facts.  Since that time, depositions and document productions have been ongoing.  However, on September 5, 2008, Peter Berkman withdrew prior responses to discovery requests and asserted the Fifth Amendment privilege against self-incrimination as to all requests directed to him.  By that assertion, he took the position that his testimony about his actions would have the potential of exposing him to a criminal charge or criminal charges.  On October 3, 2008, in response to a motion to compel filed by the Company, the Court held that Peter Berkman could not withhold documents on Fifth Amendment grounds, amongst other things.  Peter Berkman moved for reconsideration of that order and his request was denied on November 19, 2008.  On December 10, 2008, Peter Berkman moved for the opportunity to file an interlocutory appeal regarding the Court’s ruling on the Company’s motion to compel.  On January 7, 2009, the motion for interlocutory appeal was granted, the Court found Peter Berkman in contempt for resisting discovery, and Peter Berkman has since filed a notice of appeal with the Illinois Appellate Court, Second Judicial District.  All appellate briefs were submitted, oral argument took place on September 29, 2009, and the Company is currently awaiting a decision regarding the issues that were appealed.  On October 24, 2008, the defendants filed a motion seeking leave to interpose an Amended Answer and Amended Counterclaims.  On December 19, 2008, the Company filed an answer to the Amended Counterclaims that included a new affirmative defense based on the assertion of the Fifth Amendment by Peter Berkman.  The Company believes that the counterclaims are without merit and intends to defend them vigorously.  The Company does not anticipate any material adverse effect on its business or financial condition as a result of this litigation.

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

Eureka Mills Site

In November 2008, the Company received a general notice of liability and second request for information under CERCLA from the EPA concerning the Eureka Mills Superfund Site (the Eureka Mills Site) located in Juab County, Utah.  The Eureka Mills Site is an area where mining and milling of various metals occurred over the course of several decades.  The EPA has been investigating and remediating contamination associated with these activities.  The Company's predecessor, Sharon Steel Corporation, acquired land within the Eureka Mills Site from UV Industries, Inc. in 1979.  Pursuant to the court-approved 1990 bankruptcy plan of reorganization for Sharon Steel Corporation, the land was transferred by the Company to Amwest Exploration Company, a wholly owned subsidiary of the Company, which later sold the land to a third party in 1993.  In 2001, the Company responded to an earlier request for information concerning milling activities stating that it was not responsible for any such activities at the Eureka Mills Site.  The second request for information concerned historic mining activities.  In responding to EPA’s November 2008 letter and also to a recent third request for information received in March 2009, the Company stated that it does not believe it is liable for the contamination.  The Company has agreed to suspend temporarily the running of the time period during which the EPA must bring a lawsuit in order to allow time for the Company and the EPA to discuss this matter.  The Company does not know the extent to which EPA may seek to hold the Company liable for cleanup or whether the Company would have claims against any other parties.  The Company is continuing to evaluate this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2010, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 26, 2009, the Company had repurchased approximately 2.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended September 26, 2009.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
					7,647,030	(1)
June 28 – July 25, 2009	2,826	(2)	$24.32	—

July 26 – August 22, 2009	14,112	(2)	24.58	—

August 23 – September 26, 2009	—		—	—

Total	16,938		24.54	—	7,647,030

(1) Shares available to be purchased under the Company's 10 million share repurchase authorization until October 2010. The extension of the authorization was announced on October 21, 2009.

(2) Shares tendered to the Company by employee stock option holders in payment of the option purchase price and/or withholding taxes upon exercise.

Item 5. Other Matters

On September 30, 2009, a coalition of U.S. producers, including two wholly owned subsidiaries of the Company, Mueller Copper Tube Products, Inc. and Mueller Copper Tube Company, Inc., filed petitions with the DOC and the U.S. International Trade Commission seeking the imposition of antidumping duties on imports of seamless refined copper tube from China and Mexico.  The Company believes that its sales have been harmed as a result of dumping of copper tube products by Chinese and Mexican competitors.  The DOC is expected to decide whether to initiate antidumping investigations during October 2009.

Item 6. Exhibits

3.1
Amended and Restated Bylaws of the Registrant, adopted and effective as of July 30, 2009 (Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated, July 30, 2009).

19.1
Mueller Industries, Inc.’s Quarterly Report to Stockholders for the quarter ended September 26, 2009.  Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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

MUELLER INDUSTRIES, INC.

/S/ Kent A. McKee
Kent A. McKee
October 21, 2009	Executive Vice President and
Date	Chief Financial Officer

/S/ Richard W. Corman
October 21, 2009	Richard W. Corman
Date	Vice President – Controller

EXHIBIT INDEX

Exhibits	Description

19.1
Mueller Industries, Inc.’s Quarterly Report to Stockholders for the quarter ended September 26, 2009.  Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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