Form 10-K
period 2009-12-26
MUELLER INDUSTRIES INC
filed 2010-02-23
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2009	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (901) 753-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  ☒  No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes  ☐  No  ☒

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $781,744,986.

The number of shares of the Registrant’s common stock outstanding as of February 19, 2010 was 37,649,584 excluding 2,441,918 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into this Report: Registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, scheduled to be mailed on or about March 24, 2010 (Part III).

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

The Company's businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the Original Equipment Manufacturers (OEM) segment.  For disclosure purposes, as permitted under Accounting Standards Codification (ASC) 280, Segment Reporting, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), European Operations, and Mexican Operations.  The OEM segment is composed of the Industrial Products Division (IPD), Engineered Products Division (EPD), and Mueller-Xingrong, the Company’s Chinese joint venture.  Certain administrative expenses and expenses related primarily to retiree benefits at inactive operations are combined into the Corporate and Eliminations classification.  These reportable segments are described in more detail below.

SPD manufactures and sells copper tube, copper and plastic fittings, plastic pipe, and valves in North America and sources products for import distribution in North America.  European Operations manufacture copper tube in Europe, which is sold in Europe and the Middle East; activities also include import distribution in the U.K. and Ireland.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The Plumbing & Refrigeration segment sells products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers.

The OEM segment manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies.  Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications; these products are sold primarily to OEMs located in China.  The OEM segment sells its products primarily to original equipment manufacturers, many of which are in the HVAC, plumbing, and refrigeration markets.

Information concerning segments and geographic information appears under “Note 15 - Industry Segments” in the Notes to Consolidated Financial Statements for the year ended December 26, 2009 in Item 8 of this Report, which is incorporated herein by reference.

The majority of the Company’s manufacturing facilities operated at significantly below capacity during 2009 and 2008 due to the reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  The U.S. housing and residential construction market has been adversely affected in the recent economic downturn.  Per the U.S. Census Bureau, new housing starts in the U.S. were 554 thousand in 2009, which was a 39 percent decline compared with 906 thousand in 2008 and much lower than the 2007 amount of 1.4 million.  The December 2009 seasonally adjusted annual rate of new housing starts was 557 thousand which is comparable with the December 2008 rate of 556 thousand as new housing construction had already declined significantly by that date.  Mortgage rates have remained at low levels during 2009 and 2008, as the average 30-year fixed mortgage rate was 4.93 percent in December 2009 and 5.33 percent in December 2008.  The U.S. federal government has also included tax credits for first-time homebuyers in its stimulus programs.  These are favorable conditions for the housing market; however, they were not enough to offset the decline in overall demand and have not yet resulted in increased residential construction activity due to the large inventories created from home foreclosures.  Commercial construction has been more stable; however, it also has begun to decline.  According to the U.S. Census Bureau, the December 2009 seasonally adjusted annual rate of Nonresidential Value of Construction Put in Place was $332.5 billion, which was an 18 percent decrease from the December 2008 rate of $404.3 billion.  Business conditions in the U.S. automotive industry have also been exceptionally difficult in the recent economic downturn, which has affected the demand for various products in the Company’s OEM segment.  All of these conditions have significantly affected the demand for virtually all of the Company’s core products.

The Company is a Delaware corporation incorporated on October 3, 1990.

Plumbing & Refrigeration Segment

Mueller’s Plumbing & Refrigeration segment includes SPD, which manufactures a broad line of copper tube, in sizes ranging from 1/8 inch to 8 inch diameter, which are sold in various straight lengths and coils.  Mueller is a market leader in the air-conditioning and refrigeration service tube markets.  Additionally, Mueller supplies a variety of water tube in straight lengths and coils used for plumbing applications in virtually every type of construction project.  SPD also manufactures copper and plastic fittings and related components for the plumbing and heating industry that are used in water distribution systems, heating systems, air-conditioning, and refrigeration applications, and drainage, waste, and vent systems.  A major portion of SPD’s products are ultimately used in the domestic residential and commercial construction markets.

The Plumbing & Refrigeration segment also fabricates steel pipe nipples and resells imported brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products to plumbing wholesalers, distributors to the manufactured housing and recreational vehicle industries and building materials retailers.

On August 15, 2005, the Company acquired 100 percent of the outstanding stock of KX Company Limited (Brassware).  Brassware, located in Witton, Birmingham, England, is an import distributor of plumbing and residential heating products to plumbers’ merchants and builders’ merchants in the U.K. and Ireland.  Additionally, on August 27, 2004, the Company acquired 100 percent of the outstanding stock of Vemco Brasscapri Limited (Vemco).  Vemco, located in Wellington, Somerset, England, is an import distributor of plumbing products to plumbers’ merchants and builders’ merchants throughout the U.K. and Ireland.  At the beginning of 2007, the operations of Brassware and Vemco were combined; these operations go to market under the Mueller Primaflow brand name.

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

These businesses are highly competitive.  The principal methods of competition for Mueller’s products are customer service, availability, and price.  The total amount of order backlog for the Plumbing & Refrigeration segment as of December 26, 2009 was not significant.

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

OEM Segment

Mueller’s OEM segment includes IPD, which manufactures brass rod, nonferrous forgings, and impact extrusions that are sold primarily to OEMs in the plumbing, refrigeration, fluid power, and automotive industries, as well as to other manufacturers and distributors.  The Company extrudes brass, bronze, and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter.  These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, as well as electrical conductivity.  IPD also manufactures brass and aluminum forgings, which are used in a wide variety of products, including automotive components, brass fittings, industrial machinery, valve bodies, gear blanks, and computer hardware.  IPD also serves the automotive, military ordnance, aerospace, and general manufacturing industries with cold-formed aluminum and copper impact extrusions.  Typical applications for impacts are high strength ordnance, high-conductivity electrical components, builders’ hardware, hydraulic systems, automotive parts, and other uses where toughness must be combined with varying complexities of design and finish.  The OEM segment also includes EPD, which manufactures and fabricates valves and custom OEM products for refrigeration and air-conditioning, gas appliance, and barbecue grill applications.  Additionally EPD manufactures shaped and formed tube, produced to tight tolerances, for baseboard heating, appliances, and medical instruments.  The total amount of order backlog for the OEM segment as of December 26, 2009 was not significant.

On February 27, 2007, the Company acquired 100 percent of the outstanding stock of Extruded Metals, Inc. (Extruded).  Extruded, located in Belding, Michigan, manufactures brass rod products, and during 2006 had annual net sales of approximately $360 million.  The acquisition of Extruded complements the Company’s existing brass rod product line.

In December 2005, two subsidiaries of the Company received a business license from a Chinese industry and commerce authority, establishing a joint venture with Jiangsu Xingrong Hi-Tech Co., Ltd. and Jiangsu Baiyang Industries Ltd.  The joint venture, in which the Company holds a 50.5 percent interest, produces inner groove and smooth tube in level-wound coils, pancake coils, and straight lengths, primarily to serve the Chinese domestic OEM air-conditioning market as well as other copper products.  The joint venture, which is located primarily in Jintan City, Jiangsu Province, China, is named Jiangsu Mueller-Xingrong Copper Industries Limited (Mueller–Xingrong).

IPD and EPD primarily sell directly to OEM customers.  Competitors, primarily in the brass rod market, include Chase Brass and Copper Company, a subsidiary of Global Brass and Copper, Inc., and others both domestic and foreign.  Outside of North America, IPD and EPD sell products through various channels.

Labor Relations

At December 26, 2009, the Company employed approximately 3,300 employees, of which approximately 1,750 were represented by various unions.  Those union contracts will expire as follows:

Location	Expiration Date
Port Huron, Michigan (Local 218 I.A.M.)	May 1, 2010
Port Huron, Michigan (Local 44 U.A.W.)	June 13, 2010
Belding, Michigan	August 15, 2012
Wynne, Arkansas	June 28, 2010
Fulton, Mississippi	August 1, 2012
North Wales, Pennsylvania	August 3, 2012
Waynesboro, Tennessee	November 7, 2012
Jacksboro, Tennessee	September 15, 2010

The union agreements at the Company's U.K. and Mexico operations are renewed annually.  The Company expects to renew these contacts without material disruption of its operations.

As of December 26, 2009, less than 600 domestic employees were covered by collective bargaining or similar agreements that will expire during 2010.

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

During recent years, an increasing demand for copper and copper alloy primarily from China had an effect on the global distribution of such commodities.  The increased demand for copper (cathode and scrap) and copper alloy products from the export market, from time-to-time may cause a tightening in the domestic raw materials market.  Mueller’s copper tube facilities can accommodate both refined copper and copper scrap as the primary feedstock.  The Company has commitments from refined copper producers for a portion of its metal requirements for 2010.  Adequate quantities of copper are currently available.  While the Company will continue to react to market developments, resulting pricing volatility or supply disruptions, if any, could nonetheless adversely affect the Company.

Environmental Proceedings

Compliance with environmental laws and regulations is a matter of high priority for the Company.  Mueller’s provision for environmental matters related to all properties was $1.1 million for 2009 and $15.4 million for 2008.  The reserve for environmental matters was $23.3 million in 2009 and $23.2 million in 2008.  Environmental costs related to non-operating properties are classified as a component of other income, net and costs related to operating properties are classified as cost of goods sold.  The Company does not anticipate that it will need to make material expenditures for compliance activities related to operating properties during the remainder of the 2010 fiscal year, or for the next two fiscal years.

Mining Remedial Recovery Company

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980’s, of sealing mine portals with concrete plugs in mine adits which were discharging water.  The sealing program has achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 Order issued by the QCB, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage.  That order extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new permit will include an order requiring continued implementation of BMP through 2015 to address residual discharges of acid rock drainage.  At this site, MRRC spent approximately $0.5 million in 2009 and $0.5 million in 2008.

U.S.S. Lead

U.S.S. Lead Refinery, Inc., (Lead Refinery), a wholly owned subsidiary of MRRC, has conducted corrective action and interim remedial activities and studies (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act.  Site Activities, which began in December 1996, have been substantially concluded.  Lead Refinery is required to perform monitoring and maintenance activities with respect to Site Activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management (IDEM) effective as of January 22, 2008.  On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the U.S. Environmental Protection Agency (EPA) added the Lead Refinery site to the National Priorities List (NPL).  The NPL is a list of priority sites where the EPA has determined that there has been a release or threatened release of contaminants that warrant investigation and, if appropriate, remedial action.  The NPL does not assign liability to any party or to the owner of a property placed on the NPL.  The placement of a site on the NPL does not necessarily mean that remedial action must be taken.  The Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to placement of this site on the NPL.  Lead Refinery lacks the financial resources needed to undertake any investigations or remedial action that may be required by EPA pursuant to CERCLA.

Mueller Copper Tube Products, Inc.

In 1999, Mueller Copper Tube Products, Inc. (MCTP), a wholly owned subsidiary, commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant.  MCTP is currently removing trichloroethylene, a cleaning solvent formerly used by MCTP, from the soil and groundwater.  On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation Report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater from the Arkansas Department of Environmental Quality (ADEQ).  The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.  Effective November 17, 2008, MCTP entered into a Settlement Agreement and Administrative Order by Consent to submit a Supplemental Investigation Work Plan (SIWP) and subsequent Final Remediation Work Plan for the site.  By letter dated January 20, 2010, ADEQ approved the SIWP as submitted, with changes acceptable to the Company.

Mueller Brass EPA Settlement

Effective September 30, 2008, Mueller Brass Co., a wholly owned subsidiary of the Company, entered into a Consent Agreement and Final Order (CAFO) with the EPA to resolve alleged violations of certain federal and state regulations, including the Resource Conservation and Recovery Act, relating to hazardous waste treatment, storage and disposal at the Company’s facilities in Michigan.  Under the CAFO, Mueller Brass Co. paid a civil penalty of $0.1 million, and must submit a closure plan for its steam cleaner tank system to the Michigan Department of Environmental Quality, and implement and complete a Supplemental Environmental Project with a capital expenditure of approximately $0.6 million.  The penalty was paid during the fourth quarter of 2008 and the Supplemental Environmental Project has been implemented and completed.

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

Eureka Mills Site

In November 2008, the Company received a general notice of liability and second request for information under CERCLA from the EPA concerning the Eureka Mills Superfund Site (the Eureka Mills Site) located in Juab County, Utah.  The Eureka Mills Site is an area where mining and milling of various metals occurred over the course of several decades.  The EPA has been investigating and remediating contamination associated with these activities.  The Company’s connection to the Eureka Mills Site appears to be through land within the Eureka Mills Site that was owned by Sharon Steel Corporation (Sharon), its predecessor and a 1979 transaction with UV Industries (UV) in which Sharon allegedly assumed certain of UV’s liabilities.  In 2001, the Company responded to an earlier request for information concerning milling activities stating that it was not responsible for any such activities at the Eureka Mills Site.  The recent request for information concerns historic mining activities.  In responding to EPA’s November 2008 letter and also to a recent third request for information received in March 2009, the Company stated that it does not believe it is liable for the contamination.  The Company has agreed to suspend temporarily the running of the time period during which the EPA must bring a lawsuit in order to allow time for the Company and the EPA to discuss this matter. The Company is continuing to evaluate this matter and expects to participate in further discussions with EPA.  The Company’s counsel has written the EPA arguing that a 1990 litigation and global release of UV precludes any claims against the Company for UV’s activities and has not yet received a response.

Other

In connection with acquisitions, the Company established environmental reserves to fund the cost of remediation at sites currently or formerly owned by various acquired entities.  The Company, through its acquired subsidiaries, is engaged in ongoing remediation and site characterization studies.

Health and Safety Matters

On January 25, 2010, the Company received Citations and a Notification of Penalties from the Occupational Safety and Health Administration (OSHA) proposing civil penalties totaling approximately $0.7 million for various health and safety violations following inspections in 2009 of certain plants operated by subsidiaries in Fulton, Mississippi.  The Company has worked closely with OSHA in the course of its inspections and will continue to do so to resolve any issues at the Fulton, Mississippi plants or at any other plants.  The Company does not anticipate any material adverse effect on its financial condition as a result of the OSHA matters.

Other Business Factors

The Registrant’s business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held.  In addition, expenditures for company-sponsored research and development activities were not material during 2009, 2008, or 2007.  No material portion of the Registrant’s business involves governmental contracts.  Seasonality of the Company’s sales is not significant.

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

Both the costs of raw materials used in our manufactured products (copper, brass, zinc, aluminum, and PVC and ABS resins) and energy costs (electricity, natural gas and fuel) have been volatile during the last several years, which has resulted in changes in production and distribution costs.  For example, recent and pending climate change regulation and initiatives on the state, regional, federal, and international levels that have focused on reducing greenhouse gas (GHG) emissions from the energy and utility sectors may affect energy availability and costs in the near future.  While we typically attempt to pass costs through to our customers or to modify or adapt our activities to mitigate the impact of increases, we may not be able to do so successfully.  Failure to fully pass increases to our customers or to modify or adapt our activities to mitigate the impact could have a material adverse impact on our operating margins.  Additionally, if we are for any reason unable to obtain raw materials or energy, our ability to manufacture our finished goods would be impacted which could have a material adverse impact on our operating margins.

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

The markets that we serve, including, in particular, the housing and commercial construction industries, are significantly affected by movements in interest rates and the availability of credit.  Significantly higher interest rates could have a material adverse effect on our business, financial condition, and results of operations.  Our businesses are also affected by a variety of other factors beyond our control, including, but not limited to, employment levels, foreign currency exchange rates, unforeseen inflationary pressures, and consumer confidence.  Since we operate in a variety of geographic areas, our businesses are subject to the economic conditions in each such area.  General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition, and results of operations.

The recent deterioration of the general economic environment, distress in the financial markets and general uncertainty about the economy is having a significant negative impact on businesses and consumers around the world.  The well-publicized downturn in the construction markets, both residential and commercial, including construction lending, may result in protracted decreased demand for our products.  In addition, the impact of the economy on the operations or liquidity of any party with which we conduct our business, including our suppliers and customers, may adversely impact our business.  We are unsure of the duration and severity of this economic crisis.  However, if the crisis persists or worsens and economic conditions remain weak over a long period, the likelihood of the crisis having a significant impact on our business increases.

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

We conduct our business through subsidiaries in several different countries and export our products to many countries.  Fluctuations in currency exchange rates could have a significant impact on the competitiveness of our products as well as the reported results of our operations, which are presented in U.S. dollars.  A significant and growing portion of our products are manufactured in, or acquired from suppliers located in, lower cost regions.  Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange fluctuations.  The strengthening of certain currencies such as the euro and U.S. dollar could expose our U.S. based businesses to competitive threats from lower cost producers in other countries such as China.  Lastly, our sales are translated into U.S. dollars for reporting purposes.  The strengthening of the U.S. dollar could result in unfavorable translation effects when the results of foreign operations are translated into U.S. dollars.  Accordingly, significant changes in exchange rates, particularly the U.K. pound sterling, Mexican peso, and the Chinese renminbi, could have an adverse impact on our results of operations or financial position.

We are subject to claims, litigation, and regulatory proceedings that could have a material adverse effect on us.

We are, from time-to-time, involved in various claims, litigation matters, and regulatory proceedings.  These matters may include, among other things, contract disputes, personal injury claims, environmental claims, OSHA inspections or proceedings, other tort claims, employment and tax matters and other litigation including class actions that arise in the ordinary course of our business.  Although we intend to defend these matters vigorously, we cannot predict with certainty the outcome or effect of any claim or other litigation matter, and there can be no assurance as to the ultimate outcome of any litigation or regulatory proceeding.  Litigation and regulatory proceedings may have a material adverse effect on us because of potential adverse outcomes, defense costs, the diversion of our management’s resources, availability of insurance coverage and other factors.

A strike, other work stoppage or business interruption, or our inability to renew collective bargaining agreements on favorable terms, could impact our cost structure and our ability to operate our facilities and produce our products, which could have an adverse effect on our results of operations.

As of December 26, 2009, approximately one-half of our 3,300 employees were covered by collective bargaining or similar agreements.  If we are unable to negotiate acceptable new agreements with the unions representing our employees upon expiration of existing contracts, we could experience strikes or other work stoppages.  Strikes or other work stoppages could cause a significant disruption of operations at our facilities, which could have an adverse impact on us.  New or renewal agreements with unions representing our employees could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability.  Higher costs and/or limitations on our ability to operate our facilities and produce our products resulting from increased labor costs, strikes or other work stoppages could have an adverse effect on our results of operations.

In addition, unexpected interruptions in our operations or those of our customers or suppliers due to such causes as weather-related events or acts of God, such as earthquakes, could have an adverse effect on our results of operations.  For example, the EPA has recently found that global climate change would be expected to increase the severity and possibly the frequency of severe weather patterns such as hurricanes.  Although the financial impact of such is not reasonably estimable at this time, should such occur, our operations in certain coastal and flood-prone areas or operations of our customers and suppliers could be adversely affected.

We are subject to environmental and health and safety laws and regulations and future compliance may have a material adverse effect on our results of operations or financial position.

The nature of our operations exposes us to the risk of liabilities and claims with respect to environmental matters and health and safety matters.  While we have established accruals intended to cover the cost of environmental remediation at contaminated sites, the actual cost is difficult to determine and may exceed our estimated reserves.  Further, changes to, or more rigorous enforcement or stringent interpretation of environmental or health and safety laws could require significant incremental costs to maintain compliance.  Recent and pending climate change regulation and initiatives on the state, regional, federal, and international levels may require certain of our facilities to reduce GHG emissions.  While not reasonably estimable at this time, this could require capital expenditures for environmental control facilities and/or the purchase of GHG emissions credits in the coming years.  In addition, with respect to environmental matters, future claims may be asserted against us for, among other things, past acts or omissions at locations operated by predecessor entities, or alleging damage or injury or seeking other relief in connection with environmental matters associated with our operations.  Future liabilities, claims and compliance costs may have a material adverse effect on us because of potential adverse outcomes, defense costs, the diversion of our management's resources, availability of insurance coverage and other factors.

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
Copper tube mill and plastic fittings plant.  Facility includes casting, extruding, and finishing equipment to produce copper tubing and copper tube line sets, and produces DWV fittings using injection molding equipment.

Fulton, MS	58,500 sq. ft. 15.53 acres		Packaging and bar coding facility for retail channel sales.

Fulton, MS	70,000 sq. ft. 7.68 acres	(2)	Copper fittings plant. High-volume facility that produces copper fittings using tube feedstock from the Company’s adjacent copper tube mill.

Covington, TN	159,500 sq. ft. 40.88 acres		Copper fittings plant. Facility produces copper fittings using tube feedstock from the Company’s copper tube mills.

Ontario, CA	211,000 sq. ft. 10 acres	(3)	Distribution center and plastics manufacturing plant. Produces DWV fittings using injection molding equipment and ABS plastic pipe using pipe extruders.

Fort Pierce, FL	69,875 sq. ft. 5.60 acres		Plastic fittings plant. Produces pressure fittings using injection molding equipment.

Monterrey, Mexico	120,000 sq. ft. 3.4 acres	(3)	Pipe nipples plant. Produces pipe nipples, cut pipe and merchant couplings.

Bilston, England, United Kingdom	402,500 sq. ft. 14.95 acres		Copper tube mill. Facility includes casting, extruding, and finishing equipment to produce copper tubing.

(continued)

ITEM 2.                 PROPERTIES
(continued)
Location	Approximate Property Size		Description

OEM Segment

Port Huron, MI	322,500 sq. ft. 71.5 acres		Brass rod mill. Facility includes casting, extruding, and finishing equipment to produce brass rods and bars, in various shapes and sizes.

Belding, MI	293,068 sq. ft. 17.64 acres		Brass rod mill. Facility includes casting, extruding, and finishing equipment to produce brass rods and bars, in various shapes and sizes.

Port Huron, MI	127,500 sq. ft.		Forgings plant. Produces brass and aluminum forgings.

Marysville, MI	81,500 sq. ft. 6.72 acres		Aluminum and copper impacts plant. Produces made-to-order parts using cold impact processes.

Hartsville, TN	78,000 sq. ft. 4.51 acres		Refrigeration products plant. Produces products used in refrigeration applications such as ball valves, line valves, and compressor valves.

Carthage, TN	67,520 sq. ft. 10.98 acres		Fabrication facility. Produces precision tubular components and assemblies.

Waynesboro, TN	57,000 sq. ft. 5.0 acres	(4)	Gas valve plant. Facility produces brass valves and assemblies for the gas appliance industry.

North Wales, PA	174,000 sq. ft. 18.9 acres		Precision Tube factory. Facility fabricates copper tubing, copper alloy tubing, aluminum tubing, and fabricated tubular products.

Brighton, MI	65,000 sq. ft.	(3)	Machining operation. Facility machines component parts for supply to automotive industry.

Middletown, OH	55,000 sq. ft. 2.0 acres		Fabricating facility. Produces burner systems and manifolds for the gas appliance industry.

Jintan City, Jiangsu Province, China	322,580 sq. ft 33.0 acres	(5)	Copper tube mill. Facility includes casting, and finishing equipment to produce engineered copper tube primarily for OEMs.

In addition, the Company owns and/or leases other properties used as distribution centers and corporate offices.
(1)	Facility, or some portion thereof, is located on land leased from a local municipality, with an option to purchase at nominal cost.
(2)	Facility is leased under a long-term lease agreement, with an option to purchase at nominal cost.
(3)	Facility is leased under an operating lease.
(4)	Facility is leased from a local municipality for a nominal amount.
(5)	Facility is located on land that is under a long-term land use rights agreement.

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

In February 2010, the court overseeing the Indirect-Purchaser Plumbing Tube Action granted the plaintiffs’ motion for final approval of a class-action settlement and entered judgment in accordance therewith.

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

On August 27, 2008, the CBSA completed a review process pursuant to which revised normal values were issued to exporters of subject goods, including the Company.  Given that these normal values are calculated on the basis of sales and cost data provided by the Company and given that the average cost of copper has declined significantly since the issuance of the normal values in August 2008, the Company has experienced a decrease in its sales volumes of copper pipe fittings subject to the dumping order since the fourth quarter of 2008.  However, given the small percentage of its products that are sold for export to Canada, the Company does not anticipate any material adverse effect on its financial condition as a result of the antidumping case in Canada.

Mueller’s normal values are subject to potential review and revision in the future.  CBSA is currently conducting such a review, which will result in the issuance of new normal values on or before April 1, 2010.  Depending on the level of these revised normal values, the Company's ability to compete in Canada could be affected although, as discussed above, export sales to Canada comprise only a small percentage of the Company’s total sales.  The “sunset review” process, pursuant to which Canadian authorities will examine whether the dumping order should be revoked or maintained for another five years, will initiate in April 2011.

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico.  The review will determine the final antidumping duties owed, if any, on U.S. imports by certain subsidiaries of the Company during the period November 1, 2007 through October 31, 2008, pursuant to the existing antidumping duty order.  DOC has selected Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) as a respondent in this proceeding.  On May 29, 2009, Mueller Comercial notified DOC that it would no longer participate in the review.  On December 7, 2009, DOC published the preliminary results of this review.  DOC’s preliminary determination was to assign Mueller Comercial an antidumping duty rate of 48.33 percent.  On January 6, 2010, Mueller Comercial filed comments on the preliminary results with DOC.  The Company anticipates that certain of its subsidiaries will incur additional antidumping duties on subject imports made during the review period.

On December 23, 2009, DOC initiated an antidumping administrative review for the November 1, 2008 through October 31, 2009 period of review.  DOC has selected Mueller Comercial as a respondent for this period of review.

United States Department of Commerce and United States International Trade Commission Antidumping Investigations

On September 30, 2009, two subsidiaries of Mueller Industries, Inc., along with Cerro Flow Products, Inc. and KobeWieland Copper Products, LLC (collectively, Petitioners) jointly filed antidumping petitions with the DOC and the U.S. International Trade Commission (ITC) alleging that imports of seamless refined copper tube from China and Mexico (subject imports) were being sold at less than fair value and were causing material injury (and threatening material injury) to the domestic industry.  On October 21, 2009, the DOC announced its decision to initiate antidumping investigations, corroborating Petitioners' allegations that imports from China were being dumped at a rate of 60.5 percent, and that imports from Mexico were being dumped at rates in the 76.5 to 85.7 percent range.  On November 13, 2009, the ITC announced its unanimous determination that there is a reasonable indication that the domestic industry is materially injured or threatened with material injury by reason of subject imports.

As a result of these determinations, the DOC has commenced antidumping investigations of Chinese and Mexican producers, and it is expected to issue both preliminary and final determinations later this year.  If the DOC issues final affirmative determinations, then the ITC will be required to issue a final determination of whether unfairly traded imports from China and Mexico caused material injury (or threaten material injury) to the domestic industry.  If the final ITC decision is affirmative, then antidumping orders are expected to be issued by the end of 2010, resulting in the imposition of antidumping duty deposits on subject imports.

Employment Litigation

On June 1, 2007, the Company filed a lawsuit in the Circuit Court of Dupage County, Illinois against Peter D. Berkman and Jeffrey A. Berkman, former executives of the Company and B&K Industries, Inc. (B&K), a wholly owned subsidiary of the Company, relating to their alleged breach of fiduciary duties and contractual obligations to the Company through, among other things, their involvement with a supplier of B&K during their employment with B&K.  The lawsuit alleges appropriation of corporate opportunities for personal benefit, failure to disclose competitive interests or other conflicts of interest, and unfair competition, as well as breach of employment agreements in connection with the foregoing.  The lawsuit seeks compensatory and punitive damages, and other appropriate relief.  In August 2007, the defendants filed an answer to the complaint admitting Peter Berkman had not sought authorization to have an ownership interest in a supplier, and a counterclaim against the Company, B&K and certain of the Company’s officers and directors alleging defamation, tortious interference with prospective economic relations, and conspiracy, and seeking damages in unspecified amounts.  In September 2007, Homewerks Worldwide LLC, an entity formed by Peter Berkman, filed a complaint as an intervenor based on substantially the same allegations included in the Berkmans’ counterclaim.  In October 2007, the Company also filed a motion seeking to have the Berkmans’ counterclaim dismissed as a matter of law.  On January 3, 2008, the Court overruled that motion and the case proceeded to discovery of the relevant facts.  Since that time, depositions and document productions have been ongoing.  However, on September 5, 2008, Peter Berkman withdrew prior responses to discovery requests and asserted the Fifth Amendment privilege against self-incrimination as to all requests directed to him.  By that assertion, he took the position that his testimony about his actions would have the potential of exposing him to a criminal charge or criminal charges.  On October 3, 2008, in response to a motion to compel filed by the Company, the Court held that Peter Berkman could not withhold documents on Fifth Amendment grounds, amongst other things.  Peter Berkman moved for reconsideration of that order and his request was denied on November 19, 2008.  On December 10, 2008, Peter Berkman moved for the opportunity to file an interlocutory appeal regarding the Court’s ruling on the Company’s motion to compel.  On January 7, 2009, the motion for interlocutory appeal was granted, the Court found Peter Berkman in contempt for resisting discovery, and Peter Berkman has since filed a notice of appeal with the Illinois Appellate Court, Second Judicial District.  All appellate briefs were submitted, oral argument took place on September 29, 2009, and the Company is currently awaiting a decision regarding the issues that were appealed.  On October 24, 2008, the defendants filed a motion seeking leave to interpose an Amended Answer and Amended Counterclaims.  On December 19, 2008, the Company filed an answer to the Amended Counterclaims that included a new affirmative defense based on the assertion of the Fifth Amendment by Peter Berkman.  On December 15, 2009, the parties exchanged reports created by their respective damages experts wherein the Company asserted a claim totaling $17.2 million and defendants asserted a claim totaling $41.0 million.  The Company believes that the counterclaims are without merit and that defendants are not entitled to the damages being sought.  Consequently, the Company intends to defend the counterclaims vigorously.  The Company does not anticipate any material adverse effect on its business or financial condition as a result of this litigation.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 19, 2010, the number of holders of record of Mueller’s common stock was approximately 1,240.  On February 19, 2010, the closing price for Mueller’s common stock on the New York Stock Exchange was $23.42.

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2010, the authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 26, 2009, the Company had repurchased approximately 2.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended December 26, 2009.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
					7,647,030	(1)
September 27 – October 24, 2009	-		$-

October 25 – November 21, 2009	8,068	(2)	26.01

November 22 – December 26, 2009	9,879	(2)	24.67

(1)	Shares available to be purchased under the Company's 10 million share repurchase authorization until October 2010. The extension of the authorization was announced on October 21, 2009.
(2)	Shares tendered to the Company by employee stock option holders in payment of purchase price and/or withholding taxes upon exercise.

The Company’s Board of Directors declared a regular quarterly dividend of 10 cents per share on its common stock for each fiscal quarter of 2009 and 2008.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

The high, low, and closing prices of Mueller's common stock on the New York Stock Exchange for each fiscal quarter of 2009 and 2008 were as follows:

	High	Low	Close
2009

Fourth quarter	$27.75	$22.55	$25.49
Third quarter	25.80	19.48	24.47
Second quarter	24.84	20.01	21.52
First quarter	26.26	16.01	22.11

2008

Fourth quarter	$26.28	$15.69	$22.81
Third quarter	33.33	24.85	26.83
Second quarter	36.73	28.49	32.29
First quarter	31.21	23.57	29.43

PERFORMANCE GRAPH

The following table compares total stockholder return since December 25, 2004 to the Dow Jones U.S. Total Market Index (Total Market Index) and the Dow Jones U.S. Building Materials & Fixtures Index (Building Materials Index).  Total return values for the Total Market Index, the Building Materials Index and the Company were calculated based on cumulative total return values assuming reinvestment of dividends.  The common stock is traded on the New York Stock Exchange under the symbol MLI.

	2004	2005	2006	2007	2008	2009
Mueller Industries, Inc.	100	86	101	96	75	85
Dow Jones U.S. Total Market Index	100	107	123	131	79	107
Dow Jones U.S. Building Materials & Fixtures Index	100	106	122	118	78	93

ITEM 6.                 SELECTED FINANCIAL DATA

(In thousands, except per share data)

		2009		2008		2007		2006		2005

For the fiscal year: (1)

	Net sales	$1,547,225		$2,558,448		$2,697,845		$2,510,912		$1,729,923

	Operating income	32,220	(7)	126,096	(5)	191,621	(4)	218,885	(2)	131,758

	Net income from continuing operations attributable to Mueller Industries, Inc.	4,675		80,814	(6)	115,475		148,869	(3)	89,218

	Diluted earnings per share from continuing operations	0.12		2.17		3.10		4.00		2.40

	Cash dividends per share	0.40		0.40		0.40		0.40		0.40

At year-end:

	Total assets	1,180,141		1,182,913		1,449,204		1,268,907		1,116,928

	Long-term debt	158,226		158,726		281,738		308,154		312,070

(1)	Includes activity of acquired businesses from the following purchase dates: (i) Extruded, February 27, 2007, (ii) Mueller-Xingrong, December 2005, and (iii) Brassware, August 15, 2005.

(2)	In 2006, the Company recorded a pre-tax charge of $14.2 million to write down inventories to the lower-of-cost-or-market.

(3)
Includes the net-of-tax effect of the inventory write-down described in (2) above, plus a $7.7 million benefit for change in estimate regarding the future utilization of various tax incentives in 2006.

(4)	Includes $10.0 million pre-tax gain from liquidation of LIFO layers plus a gain from a copper litigation settlement of $8.9 million, less a goodwill impairment charge of $2.8 million.

(5)
Includes $14.9 million pre-tax gain from liquidation of LIFO layers less a pre-tax charge of $4.9 million to write down inventories to the lower-of-cost-or-market and a goodwill impairment charge of $18.0 million.

(6)
Includes the net-of-tax effect of all of the items described in (5) above, plus a provision of $15.4 million ($9.6 million after tax) related to environmental settlements and obligations and a gain of $21.6 million related to the early extinguishment of debt.

(7)	Includes impairment charges of $29.8 million, primarily related to goodwill.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of December 26, 2009.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 26, 2009 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 26, 2009 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such evaluation management has concluded that our internal control over financial reporting is effective as of December 26, 2009.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 26, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Industries, Inc.

We have audited Mueller Industries, Inc.’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mueller Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Mueller Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mueller Industries, Inc. as of December 26, 2009 and December 27, 2008, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 26, 2009 and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP

Memphis, Tennessee
February 23, 2010

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is contained under the captions “Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees,” “Corporate Governance,” “Report of the Audit Committee of the Board of Directors,” and “Section 16(a) Beneficial Ownership Compliance Reporting” in the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC on or about March 24, 2010, which is incorporated herein by reference.

The Company intends to disclose any amendments to its Code of Business Conduct and Ethics by posting such information to the Company’s website at www.muellerindustries.com.

ITEM 11.               EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption “Compensation Discussion and Analysis,” “Summary Compensation Table for 2009,” “2009 Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal 2009 Year-End,” “2009 Option Exercises,” “Employment and Consulting Agreements,” “Potential Payments Under Employment and Consulting Agreements as of the End of 2009,” “2009 Director Compensation,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “Corporate Governance” in the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC on or about March 24, 2010, which is incorporated herein by reference.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table discloses information regarding the securities to be issued and the securities remaining available for issuance under the Registrant’s stock-based incentive plans as of December 26, 2009 (shares in thousands):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,604	$27.56	992

Equity compensation plans not approved by security holders	—	—	—

Total	1,604	$27.56	992

Other information required by Item 12 is contained under the captions “Principal Stockholders” and “Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees” in the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC on or about March 24, 2010, which is incorporated herein by reference.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption “Corporate Governance” in the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC on or about March 24, 2010, which is incorporated herein by reference.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is contained under the caption “Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC on or about March 24, 2010, which is incorporated herein by reference.

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

3.2
Amended and Restated By-laws of the Registrant, adopted and effective as of July 30, 2009 (Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8 - K, dated July 30, 2009).

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

10.5
Fourth Amendment, dated December 2, 2008, to the Amended and Restated Employment Agreement, dated as of September 17, 1997, by and between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K, dated February 24, 2009, for the fiscal year ended December 27, 2008).

10.6
Amended and Restated Consulting Agreement, dated October 25, 2007, by and between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated October 25, 2007).

10.7
Amendment No. 1, dated December 2, 2008, to the Amended and Restated Consulting Agreement, dated October 25, 2007, by and between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K, dated February 24, 2009, for the fiscal year ended December 27, 2008).

10.8
Employment Agreement, effective October 17, 2002, by and between the Registrant and Kent A. McKee (Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002).

10.9
Amendment No. 1, dated December 10, 2008, to the Employment Agreement, effective October 17, 2002, by and between the Registrant and Kent A. McKee (Incorporated herein by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K, dated February 24, 2009, for the fiscal year ended December 27, 2008).

10.10
Amended and Restated Employment Agreement, effective October 30, 2008, by and between the Registrant and Gregory L. Christopher (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated December 26, 2008).

10.11
Mueller Industries, Inc. 1991 Incentive Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002 and Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, dated August 31, 2004).

10.12
Mueller Industries, Inc. 1994 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002 and Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, dated August 31, 2004).

10.13
Mueller Industries, Inc. 1994 Non-Employee Director Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002 and Exhibit 99.6 of the Registrant’s Current Report on Form 8-K, dated August 31, 2004).

10.14
Mueller Industries, Inc. 1998 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002 and Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, dated August 31, 2004).

10.15
Mueller Industries, Inc. 2002 Stock Option Plan Amended and Restated as of February 16, 2006 (Incorporated herein by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K, dated February 28, 2007, for the fiscal year ended December 30, 2006).

10.16
Mueller Industries, Inc. 2009 Stock Incentive Plan (Incorporated by reference from Appendix I to the Company’s 2009 Definitive Proxy Statement with respect to the Company’s 2009 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on March 26, 2009).

10.17	Mueller Industries, Inc. Annual Bonus Plan (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated May 5, 2005).

10.18	Summary description of the Registrant’s 2010 incentive plan for certain key employees.

10.19
Credit Agreement, dated as of December 1, 2006, among the Registrant (as Borrower) and Lasalle Bank Midwest National Association (as agent), and certain lenders named therein (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated December 1, 2006).

10.20
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2010.

MUELLER INDUSTRIES, INC.

/S/ Harvey L. Karp
Harvey L. Karp, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ Harvey L Karp	Chairman of the Board, and Director	February 23, 2010
Harvey L. Karp

/S/Alexander P. Federbush	Director	February 23, 2010
Alexander P. Federbush

/S/ Paul J. Flaherty	Director	February 23, 2010
Paul J. Flaherty

/S/ Gennaro J. Fulvio	Director	February 23, 2010
Gennaro J. Fulvio

/S/ Gary S. Gladstein	Director	February 23, 2010
Gary S. Gladstein

/S/ Scott J. Goldman	Director	February 23, 2010
Scott J. Goldman

/S/ Terry Hermanson	Director	February 23, 2010
Terry Hermanson

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title	Date

/S/ Gregory L. Christopher	February 23, 2010
Gregory L. Christopher
Chief Executive Officer
(Principal Executive Officer)

/S/ Kent A. McKee	February 23, 2010
Kent A. McKee
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/S/ Richard W. Corman	February 23, 2010
Richard W. Corman
Vice President – Controller

MUELLER INDUSTRIES, INC.

FINANCIAL STATEMENT SCHEDULE

Schedule for the years ended December 26, 2009, December 27, 2008, and December 29, 2007

Valuation and Qualifying Accounts (Schedule II)	F- 48

Index

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

The Company’s businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the Original Equipment Manufacturers (OEM) segment.  For disclosure purposes, as permitted under Accounting Standards Codification (ASC) 280, Segment Reporting, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), European Operations, and Mexican Operations.  The OEM segment is composed of the Industrial Products Division (IPD), Engineered Products Division (EPD), and Mueller-Xingrong, the Company’s Chinese joint venture.  Certain administrative expenses and expenses related primarily to retiree benefits at inactive operations are combined into the Corporate and Eliminations classification.  These reportable segments are described in more detail below.

SPD manufactures and sells copper tube, copper and plastic fittings, plastic pipe, and valves in North America and sources products for import distribution in North America.  European Operations manufacture copper tube in Europe, which is sold in Europe and the Middle East; activities also include import distribution in the U.K. and Ireland.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The Plumbing & Refrigeration segment sells products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers.

The OEM segment manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies.  Mueller–Xingrong manufactures engineered copper tube primarily for air-conditioning applications; these products are sold primarily to OEM’s located in China.  The OEM segment sells its products primarily to original equipment manufacturers, many of which are in the HVAC, plumbing, and refrigeration markets.

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

The majority of the Company’s manufacturing facilities operated at significantly below capacity during 2009 and 2008 due to the reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  The U.S. housing and residential construction market has been adversely affected in the recent economic downturn.  Per the U.S. Census Bureau, new housing starts in the U.S. were 554 thousand in 2009, which was a 39 percent decline compared with 906 thousand in 2008 and much lower than the 2007 amount of 1.4 million.  The December 2009 seasonally adjusted annual rate of new housing starts was 557 thousand which is comparable with the December 2008 rate of 556 thousand as new housing construction had already declined significantly by that date.  Mortgage rates have remained at low levels during 2009 and 2008, as the average 30-year fixed mortgage rate was 4.93 percent in December 2009 and 5.33 percent in December 2008.  The U.S. federal government has also included tax credits for first-time homebuyers in its stimulus programs.  These are favorable conditions for the housing market; however, they were not enough to offset the decline in overall demand and have not yet resulted in increased residential construction activity due to the large inventories created from home foreclosures.  Commercial construction has been more stable; however, it also has begun to decline.  According to the U.S. Census Bureau, the December 2009 seasonally adjusted annual rate of Nonresidential Value of Construction Put in Place was $332.5 billion, which was an 18 percent decrease from the December 2008 rate of $404.3 billion.  Business conditions in the U.S. automotive industry have also been exceptionally difficult in the recent economic downturn, which has affected the demand for various products in the Company’s OEM segment.  All of these conditions have significantly affected the demand for virtually all of the Company’s core products.

Index

While the decline in residential construction has been significant over the last several years, it appears that activity has begun to increase.  The seasonally adjusted annual rate of new housing starts increased each month in the fourth quarter of 2009 and is expected to further rise in 2010.  The recovery in residential construction is expected to be modest due to continuing high rates of unemployment, the impact of mounting foreclosures, the tightening of lending terms and the phase-out of governmental stimulus spending programs.  Commercial construction is expected to further decline in 2010 and recover in 2011.  Most of the other markets served by the Company are likely to improve in 2010 in pace with the overall U.S. economy.  After several quarters of negative GDP growth, the seasonally adjusted annual rate of GDP growth was 2.2 percent in the third quarter of 2009 and 5.7 percent in the fourth quarter of 2009.  The expected year-over-year GDP growth rate for 2010 is 2.7 percent.

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

Earnings and profitability are also impacted by unit volumes that are subject to market trends, such as substitute products and imports, and market share.  In core product lines, the Company intensively manages its pricing structure while attempting to maximize its profitability.  From time-to-time, this practice results in lost sales opportunities and lower volume.  Plastic plumbing systems are the primary substitute product; these products represent an increasing share of consumption.  U.S. consumption of copper tubing is still predominantly supplied by U.S. manufacturers, although imports from Mexico are a significant factor.  Brass rod consumption in the U.S. has steadily declined over the past five years, due to the outsourcing of many manufactured products from offshore regions.

Results of Operations

2009 Performance Compared with 2008

Consolidated net sales in 2009 were $1.55 billion, a 40 percent decrease compared with net sales of $2.56 billion in 2008.  The decrease was primarily attributable to lower unit sales volumes in each of the Company’s primary product lines and the decline in base metal prices, primarily copper.  Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustment to selling prices.  The Comex average copper price in 2009 was approximately $2.35 per pound, or approximately 25 percent lower than the 2008 average of $3.13 per pound.

Cost of goods sold was $1.33 billion in 2009 compared with $2.23 billion in 2008.  The year-over-year decrease was due primarily to reduced sales volume in core product lines and the decline in the market value of copper, the Company’s principal raw material.  Additionally, cost of goods sold for 2008 included two non-cash items that were not present in 2009.  During the fourth quarter of 2008, the Company recognized a $14.9 million gain resulting from the liquidation of last-in, first-out (LIFO) inventory layers.  The LIFO gain was partially offset by the impact of certain inventories valued using the first-in, first-out (FIFO) method which were written down to the lower-of-cost-or-market resulting in an increase to cost of goods sold of $4.9 million.

Depreciation and amortization expense was $41.6 million in 2009 compared with $44.3 million in 2008.  This decrease was primarily due to reduced depreciation expense resulting from assets written off following the fire in late 2008 at the Company’s European tube operations and the impact of lower average exchange rates of the British pound and the Mexico peso versus the U.S. dollar during 2009.  Selling, general, and administrative expenses decreased to $116.7 million in 2009; this $20.2 million decrease was due to reduced employment costs, including incentive compensation, and lower sales and distribution expenses associated with lower shipment volume.

Index

During 2009, the Company recognized impairment charges of $29.8 million primarily related to impairment of goodwill as a result of its annual assessment.  For this assessment, the projected operating results and cash flows for certain reporting units indicated that their fair market value was less than their net carrying value, including goodwill.  During 2008, based upon its required annual assessment of goodwill, the Company recognized an estimated impairment charge of $18.0 million related to its Mexican Operations.

Interest expense decreased to $10.0 million in 2009 from $19.1 million in 2008.  The decrease was due primarily to reduced expense following the early extinguishment of $123.0 million of the Company’s 6% Subordinated Debentures in October 2008.  Other income, net decreased to $0.9 million in 2009 from $13.9 million in 2008 due to several factors.  First, interest income decreased by $6.2 million due to lower interest rates.  Additionally, the Company extinguished a significant portion of its 6% Subordinated Debentures in 2008 resulting in non-cash gains of $21.6 million, whereas in 2009 the Company only extinguished a small portion of the Subordinated Debentures resulting in a gain of $0.1 million.  Additionally, other income, net for 2008 included environmental expense of $15.4 million resulting from changes in estimates for future remediation costs in 2008 related to certain non-operating properties.

Income tax expense was $17.8 million, for an effective rate of 77 percent.  This rate was higher than what would be computed using the U.S. statutory federal rate primarily due to the impact of goodwill impairment charges related to nondeductible goodwill of $8.7 million and state tax expense, net of federal benefit, of $2.8 million.  These increases were partially offset by a reduction in tax contingencies of $1.0 million.

The Company’s employment was approximately 3,300 at the end of 2009 compared with 3,900 at the end of 2008.  The Company has reduced employment levels to adjust its workforce size to correspond with lower production levels as a result of reduced demand.

Plumbing & Refrigeration Segment

Net sales by the Plumbing & Refrigeration segment declined 36 percent to $892.1 million in 2009 from $1.40 billion in 2008.  The decrease in net sales was due to lower unit sales volumes resulting from weak demand in the majority of the segment’s core product lines and from lower selling prices resulting from lower average prices of raw materials.  Of the $508.6 million decrease in net sales, approximately $232.0 million was attributable to lower unit volume and approximately $218.0 million was due to lower net selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings.  Cost of goods sold declined from $1.16 billion in 2008 to $744.9 million in 2009 also due to lower sales volume and declining raw material prices, primarily copper.  Included in cost of goods sold for the segment in 2008 was a gain resulting from the liquidation of LIFO inventory layers of $14.9 million and charges to write down certain inventories using the FIFO method to the lower-of-cost-or-market of $2.7 million.  Depreciation and amortization decreased from $28.8 million in 2008 to $26.3 million in 2009 due to reduced depreciation expense resulting from assets written off following the fire in late 2008 at the Company’s European tube operations and the impact of lower average exchange rates of the British pound and the Mexico peso versus the U.S. dollar during 2009.  Selling, general, and administrative expenses decreased from $89.3 million in 2008 to $74.4 million in 2009.  The decrease is primarily due to decreased sales and distribution expenses resulting from lower sales volume, and decreased employment costs, including incentive compensation.  During 2009 and 2008, the segment recorded non-cash impairment charges of $19.5 million and $18.0 million, respectively, primarily related to goodwill.  Operating income for the segment declined from $106.8 million to $27.0 million due to lower sales volume in the segment’s core product lines, reduced spreads in core products especially in copper tube and fittings, and higher per-unit conversion costs associated with lower production volume.

OEM Segment

The OEM segment’s net sales were $664.1 million in 2009 compared with $1.18 billion in 2008.  The decrease was due primarily to lower sales volume and lower net selling prices resulting from lower average costs of raw materials.  Of the $512.8 million decrease in net sales, approximately $343.8 million was attributable to lower unit volume and approximately $134.5 million was due to lower net selling prices in the segment’s core product lines of brass rod, forgings, and commercial tube.  Cost of goods sold declined to $590.4 million in 2009 from $1.09 billion in 2008, which was also due to the decline in sales volume and average costs of raw material.  Depreciation and amortization remained relatively consistent.  Selling, general, and administrative expenses were $20.5 million in 2009 compared with $23.6 million in 2008.  The decrease is due primarily to reduced bad debt expense and decreased employment costs associated with headcount reductions.  Operating income decreased from $45.3 million in 2008 to $28.7 million in 2009, due primarily to lower sales volumes and increased impairment charges (primarily pertaining to goodwill) of $10.3 million, partially offset by improved unit spreads at the segment’s brass rod operations and reduced employment costs.

Index

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

Cost of goods sold was $2.23 billion in 2008 compared with $2.32 billion in 2007.  The year-over-year decrease was due primarily to reduced sales volume in core product lines and the decline in the market value of copper, the Company’s principal raw material.  During the fourth quarter of 2008, the Company recognized a $14.9 million gain resulting from the liquidation of last-in, first-out (LIFO) inventory layers compared with a LIFO gain of $10.0 million in the fourth quarter of 2007.  In addition, during the fourth quarter of 2008 and 2007, certain inventories valued using the first-in, first-out (FIFO) method were written down to the lower-of-cost-or-market resulting in increases to cost of goods sold of $4.9 million and $2.7 million, respectively.

Depreciation and amortization expense was $44.3 million in 2008, which was relatively consistent with $44.2 million in 2007.  Selling, general, and administrative expenses decreased to $136.9 million in 2008; this $6.4 million decrease was due to reduced employment costs, including incentive compensation, and lower sales and distribution expenses associated with lower shipment volume.  Additionally, during 2007, the Company recognized a gain of $8.9 million pursuant to a settlement agreement terminating a lawsuit against J.P. Morgan Chase & Co. and Morgan Guaranty Trust Company of New York (collectively Morgan).

During 2008, the Company recognized a charge of $18.0 million for the impairment of goodwill as a result of its annual assessment.  The charge was related to the Company’s Mexican Operations.  The Company revised its projected operating results and cash flows for the 2008 annual assessment which indicated that the fair market value was less than the net carrying value, including goodwill.  During 2007, based upon its required annual assessment of goodwill, the Company recognized an impairment charge of $2.8 million related to its Mexican Operations.

Interest expense decreased to $19.1 million in 2008 from $22.1 million in 2007.  The decrease was due primarily to reduced expense following the early extinguishment of $149.0 million of the Company’s 6% Subordinated Debentures.  Other income, net was $13.9 million in 2008 compared with $14.3 million in 2007.  The decrease is due to reduced interest income of $4.0 million resulting from lower interest rates and lower average invested cash balances.  This decrease was partially offset by the net increase in the other components included in other income of $2.4 million.  Included in 2008 were gains of approximately $21.6 million on early extinguishment of $149.0 million of the Company’s 6% Subordinated Debentures and increased environmental expense related to estimated settlements and obligations for non-operating properties to $15.4 million.  In 2007, the Company recognized a gain of $3.1 million from a sale of a non-operating natural resource property.

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

Index

The Company’s employment was approximately 3,900 at the end of 2008 compared with 4,400 at the end of 2007.  The Company has reduced employment levels to adjust its workforce size to correspond with lower production levels as a result of declining demand.

Plumbing & Refrigeration Segment

Net sales by the Plumbing & Refrigeration segment declined 11 percent to $1.40 billion in 2008 from $1.57 billion in 2007.  The decrease in net sales was due to lower unit sales volumes resulting from weak demand in the majority of the segment’s core product lines and from lower selling prices resulting from declining copper prices.  Cost of goods sold declined from $1.27 billion in 2007 to $1.16 billion in 2008 also due to lower sales volume and declining copper prices.  Also included in cost of goods sold for the segment were gains resulting from the liquidation of LIFO inventory layers of $14.9 million and $10.0 million in 2008 and 2007, respectively, and charges to write down certain inventories using the FIFO method to the lower-of-cost-or-market of $2.7 million in 2008 and in 2007.  Depreciation and amortization decreased from $29.8 million in 2007 to $28.8 million in 2008 due to certain assets becoming fully depreciated late in 2007 and in 2008.  Selling, general, and administrative expenses decreased from $95.6 million in 2007 to $89.3 million in 2008.  The decrease was primarily due to decreased sales and distribution expenses resulting from lower sales volume, and decreased employment costs, including incentive compensation.  The segment recorded charges of $18.0 million in 2008 and $2.8 million in 2007 for impairment of goodwill related to the Company’s Mexican Operations.  Also recorded in 2007 was an $8.9 million gain from the monetary settlement on the Morgan copper litigation.  Operating income for the segment declined from $178.4 million to $106.8 million due to lower sales volume in the segment’s core product lines, higher per-unit conversion costs associated with lower production volume, an increased goodwill impairment charge in 2008, and the gain from the monetary settlement on the Morgan copper litigation in 2007.

OEM Segment

The OEM segment’s net sales were $1.18 billion in 2008 compared with $1.14 billion in 2007.  The increase was primarily due to increased contributions resulting from the acquisition of Extruded Metals, Inc. (Extruded) in the first quarter of 2007.  This increase was partially offset by decreased sales in the majority of the segment’s businesses and declining raw material prices.  Cost of goods sold increased 2 percent to $1.09 billion in 2008 due to contributions from Extruded, which was partially offset by lower volume and declining raw material costs.  Also included in cost of goods sold for 2008 was a $2.2 million charge to write down certain inventories using the FIFO method to the lower-of-cost-or-market.  Depreciation and amortization increased from $13.3 million in 2007 to $14.5 million in 2008 due primarily to increased depreciation expense from the assets acquired in the Extruded acquisition.  Selling, general, and administrative expenses were $23.6 million in 2008 compared with $22.9 million in 2007.  The increase was primarily attributable to additional expenses of Extruded in 2008 compared with 2007.  Operating income increased from $38.2 million in 2007 to $45.3 million in 2008, due primarily to increased spreads in our brass rod businesses, partially offset by reduced sales volumes and higher per-unit conversion costs in the segment’s other businesses.

Liquidity and Capital Resources

Cash and cash equivalents increased to $346.0 million at December 26, 2009, from $278.9 million at December 27, 2008, for a net increase of $67.1 million.  Major components of the 2009 change included $77.4 million of cash provided by operating activities, $6.3 million of cash used in investing activities, $8.2 million of cash used in financing activities, and favorable effects of changes in exchange rates of $4.2 million.

The primary components of cash provided by operating activities were net income of $4.7 million, changes in working capital, and non-cash adjustments primarily consisting of depreciation and amortization of $41.8 million and impairment charges of $29.8 million.  Major changes in working capital included a $7.0 million increase in trade accounts receivable, $22.7 million decrease in inventories and $13.8 million decrease in current liabilities.

The major components of net cash used in investing activities during 2009 included $13.9 million used for capital expenditures partially offset by $7.0 million of net withdrawals from restricted cash balances.  Net cash used in financing activities totaled $8.2 million, which consists primarily of $14.9 million used for payment of regular quarterly dividends to stockholders of the Company and $1.4 million used for the payment of dividends to noncontrolling stockholders of Mueller-Xingrong.  These reductions were partially offset by proceeds from the issuance of incentive stock options of $9.1 million.  The increase in cash resulting from exchange rates is primarily attributable to functional currencies (U.K. pound sterling, Mexican peso) that increased in value relative to the U.S. dollar during 2009.

Index

The Company has a $200 million unsecured line-of-credit (Credit Facility) which expires in December 2011.  At year-end, the Company had no borrowings against the Credit Facility.  Approximately $9.9 million in letters of credit were backed by the Credit Facility at the end of 2009.  As of December 26, 2009, the Company’s total debt was $182.6 million or 20 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of December 26, 2009, the Company was in compliance with all of its debt covenants.

Contractual cash obligations of the Company as of December 26, 2009 included the following:

		Payments Due by Year
(In millions)	Total	2010	2011-2012	2013-2014	Thereafter

Debt	$182.6	$24.3	$1.8	$150.2	$6.3
Interest on fixed rate debt	44.5	8.9	17.8	17.8	—
Consulting Agreement (1)	6.7	1.3	2.7	2.0	0.7
Operating leases	31.6	6.3	9.6	5.9	9.8
Purchase commitments (2)	130.0	130.0	—	—	—

Total contractual cash obligations	$395.4	$170.8	$31.9	$175.9	$16.8

(1)	See Note 10 to Consolidated Financial Statements. For the purposes of this disclosure, the Company assumed the Consulting Agreement is effective immediately.

(2)
Purchase commitments included $7.4 million of open fixed price purchases of raw materials.  Additionally, the Company has contractual supply commitments for raw materials totaling $116.2 million at year end prices; these contracts contain variable pricing based on Comex and the London Metals Exchange (LME).  These commitments are for purchases of raw materials that are expected to be consumed in the ordinary course of business.

The above obligations will be satisfied with existing cash, the Credit Facility, and cash generated by operations.  Cash flows to fund pension and other post-employment benefit obligations were $4.4 million in 2009 and $3.7 million in 2008.  Although the Company’s pension plan assets have recovered some of the investment losses recognized by the plans in 2008 and early 2009, contributions to these plans are expected to increase in the future.  The Company has no off-balance sheet financing arrangements except for the operating leases identified above.

Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.  The price of copper has fluctuated significantly and averaged approximately $3.22 per pound in 2007, $3.13 in 2008, and $2.35 in 2009.  During 2008, the price of copper exceeded $4.00 per pound at certain times.  During the fourth quarter of 2008, the price of copper declined significantly to $1.27 per pound by the end of 2008; however, the average price of copper increased each month during 2009 and was $3.27 per pound at the end of 2009.

The Company’s Board of Directors declared a regular quarterly dividend of 10 cents per share on its common stock during each quarter of 2009, 2008, and 2007.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

Index

Management believes that cash provided by operations, the Credit Facility, and currently available cash of $346.0 million will be adequate to meet the Company’s normal future capital expenditure and operational needs.  The Company’s current ratio (current assets divided by current liabilities) was 4.4 to 1 as of December 26, 2009.

The Company’s Board of Directors has extended, until October 2010, the authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 26, 2009, the Company had repurchased approximately 2.4 million shares under this authorization.  In addition, the Company may repurchase portions of its 6% Subordinated Debentures through open market transactions or through privately negotiated transactions.

Market Risks

The Company is exposed to market risks from changes in raw material and energy costs, interest rates, and foreign currency exchange rates.  To reduce such risks, the Company may periodically use financial instruments.  Hedging transactions are authorized and executed pursuant to policies and procedures.  Further, the Company does not buy or sell financial instruments for trading purposes.  A discussion of the Company’s accounting for derivative instruments and hedging activities is included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Cost and Availability of Raw Materials and Energy

Raw materials, primarily copper and brass, represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  Significant increases in the cost of metal, to the extent not reflected in prices for the Company’s finished products, or the lack of availability could materially and adversely affect the Company’s business, results of operations and financial condition.

The Company occasionally enters into forward fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with forward fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of comprehensive income and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At year-end, the Company held open futures contracts to purchase approximately $3.5 million of copper over the next twelve months related to fixed-price sales orders and open contracts to sell $26.9 million of copper related to inventory.

Futures contracts may also be used to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of comprehensive income and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  There were no open contracts to purchase natural gas at December 26, 2009.

Interest Rates

At December 26, 2009 and December 27, 2008, the fair value of the Company’s debt was estimated at $181.8 million and $158.7 million, respectively, primarily using market yields and taking into consideration the underlying terms of the debt.  Such fair value was less than the carrying value of debt at December 26, 2009 and December 27, 2008 by $0.7 million and $24.2 million, respectively.  Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent decrease in interest rates and amounted to $3.4 million at December 26, 2009 and $18.3 million at December 27, 2008.

Index

The Company had variable-rate debt outstanding of $34.4 million at December 26, 2009 and $34.2 million at December 27, 2008.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pre-tax earnings and cash flows.  The primary interest rate exposures on floating-rate debt are based on LIBOR and the base-lending rate published by the People’s Bank of China.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  The Company may utilize certain futures contracts to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of comprehensive income and reflected in earnings upon collection of receivables.

The Company’s primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars.  The primary currencies to which the Company is exposed include the Canadian dollar, the British pound sterling, the euro, the Mexican peso, and the Chinese renminbi.  The Company generally views as long-term its investments in foreign subsidiaries with a functional currency other than the U.S. dollar.  As a result, the Company generally does not hedge these net investments.  The net investment in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates was $150.9 million at December 26, 2009 and $199.0 million at December 27, 2008.  The potential loss in value of the Company’s net investment in foreign subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at December 26, 2009 and December 27, 2008 amounted to $15.1 million and $19.9 million, respectively.  This change would be reflected in the foreign currency translation component of accumulated other comprehensive income in the equity section of the Company’s Consolidated Balance Sheets, until the foreign subsidiaries are sold or otherwise disposed.

During 2009, exchange rates with respect to many foreign currencies fluctuated significantly with respect to the U.S. dollar.  The Company has significant investments in foreign operations whose functional currency is the British pound sterling and the Mexican peso.  The British pound sterling and the Mexican peso increased approximately 9 percent and 5 percent, respectively, relative to the U.S. dollar during 2009.  The resulting foreign currency translation gains are recorded as a component of accumulated other comprehensive income.

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

Index

Goodwill

Goodwill represents cost in excess of fair values assigned to the underlying net assets of acquired businesses.  Goodwill is subject to impairment testing, which is performed by the Company as of the first day of the fourth quarter of each fiscal year, unless circumstances dictate more frequent testing.  For testing purposes, the Company uses components of its operating segments; components of a segment having similar economic characteristics are combined.  The annual impairment test is a two-step process.  The first step is the estimation of fair value of reporting units that have goodwill.  If this estimate indicates that impairment potentially exists, the second step (step two) is performed.  Step two, used to measure the amount of goodwill impairment loss, compares the implied fair value of goodwill to the carrying value.  In step two the Company is required to allocate the fair value of each reporting unit, as determined in step one, to the fair value of the reporting unit’s assets and liabilities, including unrecognized intangible assets and corporate allocation where applicable, in a hypothetical purchase price allocation as if the reporting unit had been purchased on that date.  If the implied fair value of goodwill is less than the carrying value, an impairment charge is recorded.  Inputs to that model include various estimates, including cash flow projections, and assumptions.  Some of the inputs are highly subjective and are affected by changes in business conditions and other factors.  Changes in any of the inputs could have an effect on future tests and result in material impairment charges.

Income Taxes

Deferred tax assets and liabilities are recognized when differences arise between the treatment of certain items for financial statement and tax purposes.  Realization of certain components of deferred tax assets is dependent upon the occurrence of future events.  The Company records valuation allowances to reduce its deferred tax assets to the amount it believes is more likely than not to be realized.  These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on the Company’s judgment, estimates, and assumptions regarding those future events.  In the event the Company were to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would increase the valuation allowance through a charge to income tax expense in the period that such determination is made.  Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future, in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made.

The Company provides for uncertain tax positions and the related interest and penalties, if any, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  Tax benefits for uncertain tax positions that are recognized in the financial statements are measured as the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement.  To the extent the Company prevails in matters for which a liability for an uncertain tax position is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

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

Index

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

In addition to those factors discussed under “Risk Factors” in this Annual Report on Form 10-K, such factors include: (i) the current and projected future business environment, including interest rates and capital and consumer spending; (ii) the domestic housing and commercial construction industry environment; (iii) the impact of the recent economic decline; (iv) availability and price fluctuations in commodities (including copper, natural gas, and other raw materials, including crude oil that indirectly affects plastic resins); (v) competitive factors and competitor responses to the Company’s initiatives; (vi) stability of government laws and regulations, including taxes; (vii) availability of financing; and (viii) continuation of the environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates.

Index

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 26, 2009, December 27, 2008, and December 29, 2007

(In thousands, except per share data)	2009	2008	2007

Net sales	$1,547,225	$2,558,448	$2,697,845

Cost of goods sold	1,327,022	2,233,123	2,324,924
Depreciation and amortization	41,568	44,345	44,153
Selling, general, and administrative expense	116,660	136,884	143,284
Copper litigation settlement	—	—	(8,893)
Impairment charges	29,755	18,000	2,756

Operating income	32,220	126,096	191,621

Interest expense	(9,963)	(19,050)	(22,071)
Other income, net	872	13,896	14,313

Income before income taxes	23,129	120,942	183,863

Income tax expense	(17,792)	(38,332)	(67,806)

Consolidated net income	5,337	82,610	116,057

Less net income attributable to noncontrolling interest	(662)	(1,796)	(582)

Net income attributable to Mueller Industries, Inc.	$4,675	$80,814	$115,475

Weighted average shares for basic earnings per share	37,336	37,123	37,060
Effect of dilutive stock-based awards	88	186	163

Adjusted weighted average shares for diluted earnings per share	37,424	37,309	37,223

Basic earnings per share	$0.13	$2.18	$3.12

Diluted earnings per share	$0.12	$2.17	$3.10

Dividends per share	$0.40	$0.40	$0.40

See accompanying notes to consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 26, 2009 and December 27, 2008

(In thousands, except share data)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$346,001	$278,860
Accounts receivable, less allowance for doubtful accounts of $5,947 in 2009 and $6,690 in 2008	228,739	219,035
Inventories	191,262	210,609
Current deferred income taxes	18,491	17,212
Other current assets	24,350	29,110

Total current assets	808,843	754,826

Property, plant, and equipment, net	250,395	276,927
Goodwill	102,250	129,186
Other assets	18,653	21,974

Total Assets	$1,180,141	$1,182,913

Liabilities
Current liabilities:
Current portion of debt	$24,325	$24,184
Accounts payable	73,837	63,732
Accrued wages and other employee costs	24,829	35,079
Other current liabilities	60,379	78,589

Total current liabilities	183,370	201,584

Long-term debt, less current portion	158,226	158,726
Pension liabilities	20,715	13,903
Postretirement benefits other than pensions	23,605	24,549
Environmental reserves	23,268	23,248
Deferred income taxes	31,128	33,940
Other noncurrent liabilities	887	1,698

Total liabilities	441,199	457,648

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 40,091,502; outstanding 37,649,584 in 2009 and 37,143,163 in 2008	401	401
Additional paid-in capital	262,166	262,378
Retained earnings	540,218	550,501
Accumulated other comprehensive loss	(36,104)	(48,113)
Treasury common stock, at cost	(53,514)	(64,484)

Total Mueller Industries, Inc. stockholders' equity	713,167	700,683
Noncontrolling interest	25,775	24,582

Total equity	738,942	725,265

Commitments and contingencies	—	—

Total Liabilities and Equity	$1,180,141	$1,182,913

See accompanying notes to consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 26, 2009, December 27, 2008, and December 29, 2007

(In thousands)	2009	2008	2007
Operating activities:
Net income attributable to Mueller Industries, Inc.	$4,675	$80,814	$115,475
Reconciliation of net income attributable to Mueller Industries, Inc. to net cash provided by operating activities:
Depreciation	40,867	43,666	43,605
Amortization of intangibles	701	679	548
Amortization of Subordinated Debenture costs	190	539	324
Stock-based compensation expense	2,633	2,915	2,737
Income tax benefit from exercise of stock options	(203)	(92)	(73)
Impairment charges	29,755	18,000	2,756
Deferred income taxes	(2,554)	(4,465)	3,094
Provision for doubtful accounts receivable	506	2,654	(177)
Net income attributable to noncontrolling interest	662	1,796	582
Gain on early retirement of debt	(128)	(21,575)	—
Loss (gain) on disposal of properties	683	598	(2,468)
Changes in assets and liabilities, net of business acquired:
Receivables	(6,988)	89,051	(7,937)
Inventories	22,699	44,591	20,411
Other assets	(505)	(3,027)	(4,120)
Current liabilities	(13,823)	(84,584)	12,704
Other liabilities	(1,808)	12,741	1,809
Other, net	26	1,459	(2,063)

Net cash provided by operating activities	77,388	185,760	187,207

Investing activities:
Capital expenditures	(13,942)	(22,261)	(29,870)
Acquisition of businesses, net of cash received	—	—	(32,243)
Proceeds from sales of properties and equity investment	611	81	3,809
Net withdrawals from (deposits into) restricted cash balances	7,013	(10,945)	(4,194)

Net cash used in investing activities	(6,318)	(33,125)	(62,498)

Financing activities:
Repayments of long-term debt	(370)	(126,877)	(18,765)
Dividends paid to stockholders of Mueller Industries, Inc.	(14,944)	(14,847)	(14,825)
Dividends paid to noncontrolling interests	(1,449)	—	(1,363)
Issuance (repayment) of debt by joint venture, net	131	(25,564)	16,635
Acquisition of treasury stock	(870)	(32)	(54)
Issuance of shares under incentive stock option plans from treasury	9,145	1,167	1,124
Income tax benefit from exercise of stock options	203	92	73

Net cash used in financing activities	(8,154)	(166,061)	(17,175)

Effect of exchange rate changes on cash	4,225	(16,332)	613

Increase (decrease) in cash and cash equivalents	67,141	(29,758)	108,147
Cash and cash equivalents at the beginning of the year	278,860	308,618	200,471

Cash and cash equivalents at the end of the year	$346,001	$278,860	$308,618

For supplemental disclosures of cash flow information, see Notes 1, 5, 7, and 14.
See accompanying notes to consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 26, 2009, December 27, 2008, and December 29, 2007

	2009		2008		2007
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at beginning of year	40,092	$401	40,092	$401	40,092	$401
Balance at end of year	40,092	$401	40,092	$401	40,092	$401

Additional paid-in capital:
Balance at beginning of year		$262,378		$259,611		$256,906
Issuance of shares under incentive stock option plans		(1,295)		(240)		(105)
Stock-based compensation expense		2,633		2,915		2,737
Income tax benefit from exercise of stock options		203		92		73
Write-off of excess tax benefits arising from the exercise of stock options		(353)		—		—
Issuance of restricted stock		(1,400)		—		—

Balance at end of year		$262,166		$262,378		$259,611

Retained earnings:
Balance at beginning of year		$550,501		$484,534		$386,038
Adjustment to retained earnings due to the adoption of the provisions for uncertain tax positions codified in ASC 740		—		—		(2,154)
Net income attributable to Mueller Industries, Inc.		4,675		80,814		115,475
Dividends paid or payable to stockholders of Mueller Industries, Inc.		(14,958)		(14,847)		(14,825)

Balance at end of year		$540,218		$550,501		$484,534

Accumulated other comprehensive (loss) income:
Foreign currency translation		$13,278		$(51,701)		$4,606
Net change with respect to derivative instruments and hedging activities, net of tax of $(1,794), $1,347, and $(166)		4,097		(3,819)		285
Net actuarial (loss) gain on pension and postretirement obligations, net of tax of $2,138, $14,867 and $(7,116)		(5,655)		(26,542)		14,170
Other, net		289		2,141		244

Total other comprehensive income (loss) attributable to Mueller Industries, Inc.		12,009		(79,921)		19,305
Balance at beginning of year		(48,113)		31,808		12,503

Balance at end of year		$(36,104)		$(48,113)		$31,808

Index

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(CONTINUED)
Years Ended December 26, 2009, December 27, 2008, and December 29, 2007

	2009		2008		2007
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Treasury stock:
Balance at beginning of year	2,949	$(64,484)	3,012	$(65,859)	3,067	$(67,034)
Issuance of shares under incentive stock option plans	(477)	10,440	(65)	1,407	(57)	1,229
Repurchase of common stock	34	(870)	2	(32)	2	(54)
Issuance of restricted stock	(64)	1,400	—	—	—	—

Balance at end of year	2,442	$(53,514)	2,949	$(64,484)	3,012	$(65,859)

Noncontrolling interest:
Balance at beginning of year		$24,582		$22,765		$22,300
Net income attributable to noncontrolling interest		662		1,796		582
Sale of noncontrolling interests		—		—		(77)
Dividends paid to noncontrolling interests		(1,449)		—		(1,363)
Net change with respect to derivative instruments and hedging activities, net of tax of $(279) and $279		1,952		(1,952)		—
Foreign currency translation		28		1,973		1,323

Balance at end of year		$25,775		$24,582		$22,765

Comprehensive income:
Consolidated net income		$5,337		$82,610		$116,057
Consolidated other comprehensive income (loss)		13,989		(79,900)		20,628

Consolidated comprehensive income		19,326		2,710		136,685
Less: comprehensive income attributable to noncontrolling interest		(2,642)		(1,817)		(1,905)

Comprehensive income attributable to Mueller Industries, Inc.		$16,684		$893		$134,780

See accompanying notes to consolidated financial statements.

Index

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Mueller Industries, Inc. and its majority owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The noncontrolling interest represents a separate private ownership of 49.5 percent of Jiangsu Mueller–Xingrong Copper Industries Limited (Mueller-Xingrong).

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

Cash Equivalents

Temporary investments with original maturities of three months or less are considered to be cash equivalents.  These investments are stated at cost.  At December 26, 2009 and December 27, 2008, temporary investments consisted of money market mutual funds, commercial paper, bank repurchase agreements, and U.S. and foreign government securities totaling $245.4 million and $258.9 million, respectively.  Included in other current assets is restricted cash of $9.3 million and $15.3 million at December 26, 2009 and December 27, 2008, respectively.  These amounts represent required deposits into brokerage accounts that facilitate the Company’s hedging activities and deposits that secure certain short-term notes issued under Mueller-Xingrong’s credit facility.

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

Index

The market price of copper cathode and scrap is subject to volatility.  During periods when open market prices decline below net book value, the Company may need to provide an allowance to reduce the carrying value of its inventory.  In addition, certain items in inventory may be considered obsolete and, as such, the Company may establish an allowance to reduce the carrying value of those items to their net realizable value.  Changes in these estimates related to the value of inventory, if any, may result in a materially adverse impact on the Company’s reported financial position or results of operations.  The Company recognizes the impact of any changes in estimates, assumptions, and judgments in income in the period in which it is determined.

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

Goodwill

Goodwill represents cost in excess of fair values assigned to the underlying net assets of acquired businesses.  Goodwill is subject to impairment testing, which is performed by the Company as of the first day of the fourth quarter of each fiscal year, unless circumstances dictate more frequent testing.  For testing purposes, the Company defines reporting units as components of its operating segments; components of a segment having similar economic characteristics are combined.  The annual impairment test is a two-step process.  The first step is the estimation of fair value of reporting units that have goodwill.  If this estimate indicates that impairment potentially exists, the second step (step two) is performed.  Step two, used to measure the amount of goodwill impairment loss, compares the implied fair value of goodwill to the carrying value.  In step two the Company is required to allocate the fair value of each reporting unit, as determined in step one, to the fair value of the reporting unit’s assets and liabilities, including unrecognized intangible assets and corporate allocation where applicable, in a hypothetical purchase price allocation as if the reporting unit had been purchased on that date. If the implied fair value of goodwill is less than the carrying value, an impairment charge is recorded.  As discussed in Note 4, impairment charges were recognized in 2009, 2008 and 2007. There can be no assurance that additional goodwill impairment will not occur in the future.

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

Index

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards calculated using the treasury stock method.  Approximately 1.2 million, 1.3 million, and 0.7 million stock options were excluded from the computation of diluted earnings per share in 2009, 2008, and 2007, respectively, as the options' exercise price was higher than the average market price of the Company's stock.

Income Taxes

Deferred tax assets and liabilities are recognized when differences arise between the treatment of certain items for financial statement and tax purposes.  Realization of certain components of deferred tax assets is dependent upon the occurrence of future events.  The Company records valuation allowances to reduce its deferred tax assets to the amount it believes is more likely than not to be realized.  These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on the Company’s judgment, estimates, and assumptions regarding those future events.  In the event the Company were to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would increase the valuation allowance through a charge to income tax expense in the period that such determination is made.  Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future, in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made.

The Company provides for uncertain tax positions and the related interest and penalties, if any, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  Tax benefits for uncertain tax positions that are recognized in the financial statements are measured as the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement.  To the extent the Company prevails in matters for which a liability for an uncertain tax position is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between the Company and its customers, primarily value added taxes in foreign jurisdictions, are accounted for on a net (excluded from revenues and costs) basis.

Stock-Based Compensation

The Company has in effect stock incentive plans under which stock-based awards have been granted to certain employees and members of its board of directors.  Stock-based compensation expense is recognized in the Consolidated Statements of Income as a selling, general, and administrative expense based on the grant date fair value of the awards.

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

Index

Derivative Instruments and Hedging Activities

The Company has utilized futures contracts to manage the volatility related to purchases of copper and natural gas, and certain transactions denominated in foreign currencies.  In addition, the Company has, in the past, reduced its exposure to increases in interest rates by entering into an interest rate swap contract.  These contracts have been designated as cash flow hedges.  The Company has also utilized futures contracts to protect the value of its copper inventory on hand and firm commitments to purchase copper through fair value hedges.  The Company accounts for financial derivative instruments by applying hedge accounting rules.  These rules require the Company recognize all derivatives, as defined, as either assets or liabilities measured at fair value.  If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of accumulated other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  Gains and losses recognized by the Company related to the ineffective portion of its hedging instruments, as well as gains and losses related to the portion of the hedging instruments excluded from the assessment of hedge effectiveness, were not material to the Company’s Consolidated Financial Statements.  Should these contracts no longer meet hedge criteria either through lack of effectiveness or because the hedged transaction is not probable of occurring, all deferred gains and losses related to the hedge will be immediately reclassified from accumulated other comprehensive income into earnings.  Depending on position, the unrealized gain or loss on futures contracts are classified as other current assets or other current liabilities in the Consolidated Balance Sheets, and any changes thereto are recorded in changes in assets and liabilities in the Consolidated Statements of Cash Flows.

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

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.  Primarily using market yields, the fair value of the Company’s debt instruments were estimated to be $181.8 million and $158.7 million at December 26, 2009 and December 27, 2008, respectively.  Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument (Level 2 hierarchy as defined by Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (ASC 820)).

Foreign Currency Translation

For foreign subsidiaries in which the functional currency is other than the U.S. dollar, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year.  Translation gains and losses are included in equity as a component of accumulated other comprehensive income.  Included in the Consolidated Statements of Income were transaction gains (losses) of $0.7 million in 2009, $(0.7) million for 2008 and $2.0 million in 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Index

Recently Issued Accounting Standards

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) ASC 105, Generally Accepted Accounting Principles (ASC 105).  ASC 105 establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (ASUs).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

In December 2007, the FASB issued updated guidance for accounting and reporting of noncontrolling interests in financial statements, which is included in ASC 810, Consolidation.  The updated guidance in ASC 810 requires (i) that noncontrolling (minority) interests be reported as a component of equity, (ii) that net income attributable to the parent and the noncontrolling interest be separately identified in the Consolidated Statements of Income, (iii) that changes in a parent’s ownership interest while the parent retains the controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The Company adopted the updated guidance in ASC 810 in the first quarter of 2009.  As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the Consolidated Statements of Income.  Additionally, any dividends paid to noncontrolling interests have been reported in financing activities in the Consolidated Statements of Cash Flows.  The prior periods presented have also been reclassified to conform to the current classification required by ASC 810.

In December 2008, the FASB issued updated guidance related to employers’ disclosures regarding postretirement benefit plan assets, which is included in ASC 715, Compensation - Retirement Beneifts (ASC 715).  This updated guidance was adopted by the Company during the fourth quarter of 2009.  See Note 9 in the Notes to Consolidated Financial Statements for more information.

During the second quarter of 2009, the Company adopted FASB ASC 855, Subsequent Events (ASC 855).  ASC 855 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued).  ASC 855 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued.  The adoption of ASC 855 did not have a material impact on the Company’s financial condition or results of operations.  The Company has evaluated subsequent events through February 23, 2010, which is the date the Company’s Consolidated Financial Statements were filed with the SEC on Form 10-K.

Index

Note 2 – Inventories

(In thousands)	2009	2008

Raw materials and supplies	$32,593	$57,536
Work-in-process	37,923	39,018
Finished goods	126,184	122,756
Valuation reserves	(5,438)	(8,701)

Inventories	$191,262	$210,609

Inventories valued using the LIFO method totaled $21.9 million at December 26, 2009 and $20.9 million at December 27, 2008.  At December 26, 2009 and December 27, 2008, the approximate FIFO cost of such inventories was $98.1 million and $58.9 million, respectively.  Additionally, the Company records certain inventories purchased for resale on an average cost basis.  The values of those inventories were $34.2 million and $47.1 million at the end of 2009 and 2008, respectively.

During 2008 and 2007 inventory quantities valued using the LIFO method declined which resulted in liquidation of LIFO inventory layers. The effect of liquidation of LIFO layers decreased cost of sales by approximately $14.9 million, or 25 cents per diluted share after tax, in 2008 and $10.0 million, or 17 cents per diluted share after tax, in 2007.  During 2008 and 2007, certain inventories were written down to the lower-of-cost-or-market.  The write-down of approximately $4.9 million, or 8 cents per diluted share after tax, and $2.7 million, or 5 cents per diluted share after tax, during 2008 and 2007, respectively, resulted from the open market price of copper falling below the inventories’ net book value.

At December 26, 2009, the FIFO value of inventory consigned to others was $5.4 million compared with $7.0 million at the end of 2008.

Note 3 – Property, Plant, and Equipment, Net

(In thousands)	2009	2008

Land and land improvements	$12,492	$12,569
Buildings	112,677	110,541
Machinery and equipment	577,595	563,984
Construction in progress	2,643	4,678

	705,407	691,772
Less accumulated depreciation	(455,012)	(414,845)

Property, plant, and equipment, net	$250,395	$276,927

Index

Note 4 – Goodwill

The changes in the carrying amount of goodwill were as follows:

(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Total

Balance at December 29, 2007:
Goodwill	$146,048	$9,971	$156,019
Accumulated impairment	(2,756)	—	(2,756)

	143,292	9,971	153,263

Foreign currency translation adjustment	(6,077)	—	(6,077)
Impairment charge	(18,000)	—	(18,000)
Balance at December 27, 2008:
Goodwill	139,971	9,971	149,942
Accumulated impairment	(20,756)	—	(20,756)

	119,215	9,971	129,186

Foreign currency translation adjustment	1,713	—	1,713
Impairment charge	(18,678)	(9,971)	(28,649)
Balance at December 26, 2009:
Goodwill	141,684	9,971	151,655
Accumulated impairment	(39,434)	(9,971)	(49,405)

	$102,250	$—	$102,250

Because there are no observable inputs available (Level 3 hierarchy as defined by ASC 820), the Company estimates fair value of reporting units based on a combination of the market approach and income approach.  The market approach measures the fair value of a business through the analysis of publicly traded companies or recent sales of similar businesses.  The income approach uses a discounted cash flow model to estimate the fair value of reporting units based on expected cash flows (adjusted for capital investment required to support operations) and a terminal value.  This cash flow stream is discounted to its present value to arrive at a fair value for each reporting unit.  Future earnings are estimated using the Company’s most recent annual projection, applying a growth rate to future periods.  The discount rate selected for the reporting units is generally based on rates of return available from alternative investments of similar type and quality at the date of valuation.

The Company determined the goodwill of four reporting units was fully impaired resulting in total impairment charges of $28.6 million.  The Company reviewed the long-lived assets contained within the impaired reporting units, in accordance with the provisions of ASC 360, Property, Plant, and Equipment.  The Company determined that the undiscounted cash flows related to these assets or asset groups were in excess of their carrying value and therefore were not impaired.

The 2008 and 2007 impairment tests resulted in total impairment of goodwill at the Company’s Mexican Operations.  All of the impairment charges discussed above resulted from the reporting units’ operating results falling short of expectations made at the time the businesses were acquired.  As previously stated, the projections used to assist in the determination of the fair value of the reporting units were based on the Company’s annual operating plan, which is completed in the fourth quarter.  Those projections are directly impacted by the condition of the markets in which the Company’s businesses participate.  For the reporting units included in the Plumbing & Refrigeration segment, the projections reflect, among other things,  the decline of the residential construction market over the past several years.  The OEM segment is also impacted by the residential construction market.  Additionally, this segment is linked to the automotive industry which has been adversely affected by the recent economic downturn.

Index

Note 5 – Debt

(In thousands)	2009	2008

6% Subordinated Debentures, due 2014	$148,176	$148,676
2001 Series IRB’s with interest at 3.08%, due 2011 through 2021	10,000	10,000
Mueller-Xingrong line of credit with interest at 3.96%, due 2010	24,325	24,184
Other	50	50

	182,551	182,910
Less current portion of debt	(24,325)	(24,184)

Long-term debt	$158,226	$158,726

On October 26, 2004, as part of a Special Dividend, the Company issued $299.5 million in principal amount of its 6% Subordinated Debentures (the Debentures) due November 1, 2014.  Interest on the Debentures is payable semi-annually on May 1 and November 1.  The Company may repurchase the Debentures through open market transactions or through privately negotiated transactions.  Since issuance of the Debentures, the Company has repurchased and extinguished $151.3 million in principal amount of the Debentures, of which $0.5 million and $149.0 million were repurchased in 2009 and 2008, respectively.  The Debentures may be redeemed in whole at any time or in part from time-to-time at the option of the Company.  The redemption price is 100 percent of the principal amount.

On December 1, 2006, the Company executed a Credit Agreement (the Agreement) with a syndicate of banks establishing an unsecured $200 million revolving credit facility (the Credit Facility) which matures December 1, 2011.  Borrowings under the Credit Facility bear interest, at the Company’s option, at LIBOR plus a variable premium or the greater of Prime or the Federal Funds rate plus 0.5 percent.  LIBOR advances may be based upon the one, two, three, or six-month LIBOR.  The variable premium over LIBOR is based on certain financial ratios, and can range from 27.5 to 67.5 basis points.  At December 26, 2009, the premium was 27.5 basis points.  Additionally, a facility fee is payable quarterly on the total commitment and varies from 10.0 to 20.0 basis points based upon the Company’s capitalization ratio.  Availability of funds under the Credit Facility is reduced by the amount of certain outstanding letters of credit, which are used to secure the Company's payment of insurance deductibles and certain retiree health benefits, totaling approximately $9.9 million at December 26, 2009.  Terms of the letters of credit are generally one year but are renewable annually.  There were no borrowings outstanding as of December 26, 2009.

On July 18, 2009, Mueller-Xingrong entered into a credit agreement (the JV Credit Agreement) with a syndicate of four banks establishing a secured RMB 267 million, or approximately $39.1 million, revolving credit facility with a maturity date of July 18, 2010.  The JV Credit Agreement replaced the previous secured RMB 425 million financing agreement that matured on July 3, 2009.  Borrowings under the JV Credit Agreement are secured by the real property and equipment of Mueller-Xingrong and bear interest at the latest base-lending rate published by the People’s Bank of China (approximately 3.96 percent at December 26, 2009).

Index

Borrowings under the Agreement and the JV Credit Agreement require, among other things, the satisfaction of certain financial ratios.  The JV Credit Agreement also requires lender consent for the payment of dividends.  At December 26, 2009, the Company was in compliance with all debt covenants.

Aggregate annual maturities of the Company’s debt are $24.3 million in 2010, $0.8 million in 2011, $1.0 million in 2012, $1.0 million in 2013, $149.2 million in 2014, and $6.3 million thereafter.  Interest paid in 2009, 2008, and 2007 was $10.1 million, $19.9 million, and $20.0 million, respectively.  No interest was capitalized in 2009, 2008, or 2007.

Note 6 –Equity

The Company’s Board of Directors has authorized the repurchase, until October 2010, of up to 10 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 26, 2009, the Company had repurchased approximately 2.4 million shares under this authorization.

Components of accumulated other comprehensive loss (OCI) are as follows:

(In thousands)	2009	2008

Cumulative foreign currency translation adjustment	$(8,503)	$(21,781)
Unrecognized prior service cost, net of income tax	(214)	(408)
Unrecognized actuarial net loss, net of income tax	(27,686)	(22,101)
Unrecognized derivative gains (losses), net of income tax	190	(3,907)
Unrealized gain on marketable securities, net of income tax	109	84

Accumulated other comprehensive loss	$(36,104)	$(48,113)

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in foreign subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar.  During 2009, exchange rates between the functional currencies of the Company’s foreign subsidiaries and the U.S. dollar fluctuated significantly.  The values of the British pound sterling and the Mexican peso increased approximately 9 percent and 5 percent, respectively, relative to the U.S. dollar during 2009.

Index

Note 7 – Income Taxes

The components of income before income taxes were taxed under the following jurisdictions:

(In thousands)	2009	2008	2007

Domestic	$36,478	$131,472	$168,936
Foreign	(13,349)	(10,530)	14,927

Income before income taxes	$23,129	$120,942	$183,863

Income tax expense consists of the following:

(In thousands)	2009	2008	2007

Current tax expense (benefit):
Federal	$14,834	$40,743	$62,215
Foreign	3,248	3,356	3,735
State and local	2,264	(1,302)	(1,238)

Current tax expense	20,346	42,797	64,712

Deferred tax (benefit) expense:
Federal	(4,321)	(3,686)	2,379
Foreign	3,893	(3,204)	7,061
State and local	(2,126)	2,425	(6,346)

Deferred tax (benefit) expense	(2,554)	(4,465)	3,094

Income tax expense	$17,792	$38,332	$67,806

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

The difference between the reported income tax expense and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes is reconciled as follows:

(In thousands)	2009	2008	2007

Expected income tax expense	$8,095	$41,701	$64,148
State and local income tax, net of federal benefit	2,844	3,920	6,497
Effect of foreign statutory rate different from U.S. and other foreign adjustments	435	(1,015)	603
Valuation allowance changes	52	(246)	(1,920)
Adjustment for the correction of prior year tax provision	—	—	2,239
U.S. production activities deduction	(700)	(2,275)	(3,150)
Gain on early retirement of debt	(45)	(7,551)	—
Goodwill impairment	8,728	6,321	966
Tax contingency changes	(973)	(1,740)	(1,449)
Other, net	(644)	(783)	(128)

Income tax expense	$17,792	$38,332	$67,806

Index

During 2009, the Company added valuation allowances of $3.6 million, or 10 cents per diluted share, due to the expectation that certain foreign deferred tax assets will not be realized.  This expense was partially offset by the reduction of a valuation allowance of $2.6 million, or 7 cents per diluted share, due to an increase in the expected future utilization of a state deferred tax asset and the net reduction of a valuation allowance of $0.9 million, or 2 cents per diluted share, related to a federal deferred tax asset.  These estimates are highly subjective and could be affected by changes in business conditions and other factors.  Changes in any of these factors could have a material impact on future income tax expense.

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

At the beginning of fiscal 2007, the Company adopted the accounting provisions relating to uncertain tax positions primarily codified in ASC 740, Income Taxes.  These provisions clarify accounting for income taxes by prescribing a minimum recognition threshold that a tax position must meet in order for the position to be recognized in the financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(In thousands)	2009	2008

Beginning balance	$9,546	$12,232
Increases related to prior year tax positions	4,824	1,356
Increases related to current year tax positions	842	77
Decreases related to prior year tax positions	(420)	(2,677)
Decreases related to settlements with taxing authorities	(226)	(476)
Decreases due to lapses in the statute of limitations	(3,284)	(966)

Ending balance	$11,282	$9,546

Federal income tax benefits associated with state tax uncertainties and interest on federal tax uncertainties are recorded as a deferred tax asset.  This asset totaled $0.8 million and $1.2 million at December 26, 2009 and December 27, 2008, respectively.  Of the $11.3 million total unrecognized tax benefits and $0.9 million of accrued interest, $4.5 million would affect the effective tax rate, if recognized.  Due to ongoing federal, state, and foreign income tax audits and potential lapses of the statutes of limitations in various taxing jurisdictions, it is reasonably possible that the Company’s unrecognized tax benefits and accrued interest may decrease in the next twelve months by a range of zero dollars to $3.0 million.

The Company includes interest and penalties related to income tax matters as a component of income tax expense.  Cumulative potential interest and penalties accrued related to unrecognized tax benefits totaled $0.9 million as of December 26, 2009 and $1.6 million as of December 27, 2008, without consideration of any applicable federal benefit.  The net reduction to income tax expense related to penalties and interest was $0.7 million in 2009, $0.3 million in 2008, and $1.3 million in 2007.

The Internal Revenue Service (IRS) concluded audits of the Company’s 2005 and 2006 federal income tax returns during 2009, the results of which were immaterial.  The IRS examination of the 2007 federal return is expected to conclude in 2010.  The Company is also under audit in Mexico for its 2004 and 2005 tax years and is under audit in various state jurisdictions.  The statute of limitations is still open for the Company’s federal tax return and most state income tax returns for the 2006 return and all subsequent years.  The statutes of limitations for some state and foreign returns are also open for some earlier tax years due to ongoing audits and differing statute periods.  While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

Index

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In thousands)	2009	2008

Deferred tax assets:
Accounts receivable	$2,165	$2,622
Inventories	5,283	5,290
OPEB and accrued items	14,126	14,816
Pension	13,753	13,438
Other reserves	13,670	13,364
Interest	—	2,272
Federal and foreign tax attributes	9,010	11,030
State tax attributes, net of federal benefit	32,864	32,956
Other	2,105	1,902

Total deferred tax assets	92,976	97,690
Less valuation allowance	(33,812)	(32,624)

Deferred tax assets, net of valuation allowance	59,164	65,066

Deferred tax liabilities:
Property, plant, and equipment	52,139	58,617
Foreign withholding tax	606	1,652
Pension	8,357	7,855
Other	720	1,276

Total deferred tax liabilities	61,822	69,400

Net deferred tax liability	$2,658	$4,334

As of December 26, 2009, after consideration of the federal impact, the Company had state income tax credit carryforwards of $1.4 million with various expirations through 2023, and other state income tax credit carryforwards of $18.1 million with unlimited lives.  The Company had state NOL carryforwards with potential tax benefits before any valuation allowance of $13.4 million expiring between 2010 and 2023.  The state tax credit and NOL carryforwards are offset by valuation allowances totaling $23.1 million.

As of December 26, 2009, the Company had federal and foreign tax attributes with potential tax benefits before any valuation allowance of $9.0 million, of which $3.2 million has an unlimited life, $5.3 million expires from 2013 to 2015, and $0.5 million expires in 2018.  These attributes were offset by valuation allowances of $6.3 million.  Other foreign deferred tax assets were offset by valuation allowances of $4.4 million.

Income taxes paid were approximately $20.0 million in 2009, $48.0 million in 2008, and $62.3 million in 2007.

Note 8 – Other Current Liabilities

Included in other current liabilities were accrued discounts and allowances of $26.8 million at December 26, 2009 and $39.2 million at December 27, 2008, and taxes payable of $14.3 million at December 26, 2009 and $9.1 million at December 27, 2008.

Index

Note 9 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The following tables provide a reconciliation of the changes in the plans' benefit obligations and the fair value of the plans' assets for 2009 and 2008, and a statement of the plans’ aggregate funded status as of December 26, 2009 and December 27, 2008:

(In thousands)	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Change in benefit obligation:
Obligation at beginning of year	$146,505	$180,231	$21,969	$19,438
Service cost	865	1,783	235	310
Interest cost	8,907	11,472	1,824	1,379
Participant contributions	73	454	—	—
Actuarial loss (gain)	15,745	(19,254)	(1,492)	2,314
Benefit payments	(12,281)	(10,119)	(1,152)	(1,348)
Effect of curtailments and settlements	—	—	(54)	103
Foreign currency translation adjustment	4,830	(18,062)	51	(227)

Obligation at end of year	164,644	146,505	21,381	21,969

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	135,624	199,062	—	—
Actual return on plan assets	17,634	(42,933)	—	—
Employer contributions	3,244	2,387	1,152	1,348
Participant contributions	73	454	—	—
Benefit payments	(12,281)	(10,119)	(1,152)	(1,348)
Foreign currency translation adjustment	3,409	(13,227)	—	—

Fair value of plan assets at end of year	147,703	135,624	—	—

Underfunded status at end of year	$(16,941)	$(10,881)	$(21,381)	$(21,969)

The following represents amounts recognized in accumulated other comprehensive loss (before the effect of income taxes) at December 26, 2009 and December 27, 2008:

(In thousands)	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Unrecognized net actuarial loss	$38,565	$29,265	$2,472	$4,117
Unrecognized prior service cost	298	604	42	44

The Company sponsors one pension plan in the U.K. which comprises 40 percent and 33 percent of the above benefit obligation at December 26, 2009 and December 27, 2008, respectively, and 31 percent and 25 percent of the above plan assets at December 26, 2009 and December 27, 2008, respectively.

As of December 26, 2009, $2.1 million of the actuarial net loss and $0.3 million of the prior service cost will, through amortization, be recognized as components of net periodic benefit cost in 2010.

Index

The aggregate statuses of all overfunded plans are recognized as an asset and the aggregate statuses of all underfunded plans are recognized as a liability in the Consolidated Balance Sheets.  The amounts recognized as a liability are classified as current or long-term on a plan-by-plan basis.  Liabilities are classified as current to the extent the actuarial present value of benefits payable within the next 12 months exceed the fair value of plan assets, with all remaining amounts being classified as long-term.  The total funded status of the plans was recognized in the Consolidated Balance Sheets as follows as of December 26, 2009 and December 27, 2008:

(In thousands)	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Long-term asset	$3,772	$2,820	$—	$—
Current liability	—	—	(1,423)	(1,452)
Long-term liability	(20,713)	(13,701)	(19,958)	(20,517)

Total underfunded status	$(16,941)	$(10,881)	$(21,381)	$(21,969)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with benefit obligations in excess of plan assets were $65.9 million, $65.9 million, and $45.2 million, respectively, as of December 26, 2009, and were $47.9 million, $47.9 million, and $34.2 million, respectively, as of December 27, 2008.

During 2008, the Company adopted the measurement date provisions of ASC 715, which required the Company to use its fiscal year-end as the measurement date for all its pension and postretirement plans.  Prior to 2008, the Company used November 30 as the measurement date for the majority of the plans.  The effect of the adoption was not material.

The components of net periodic benefit cost (income) are as follows:

(In thousands)	2009	2008	2007
Pension benefits:
Service cost	$865	$1,783	$2,410
Interest cost	8,907	11,472	9,775
Expected return on plan assets	(10,732)	(16,844)	(13,672)
Amortization of prior service cost	305	332	311
Amortization of net loss (gain)	833	(399)	622
Effect of curtailment and settlements	—	—	59

Net periodic benefit cost (income)	$178	$(3,656)	$(495)

Other benefits:
Service cost	$235	$310	$1,897
Interest cost	1,824	1,379	1,129
Amortization of prior service cost	2	3	2
Amortization of net loss	156	222	175
Effect of curtailments and settlements	28	100	(194)

Net periodic benefit cost	$2,245	$2,014	$3,009

During 2009, the Company executed a Deed of Amendment (the Amendment) which froze the accrual of future benefits related to its U.K. pension plan.  Pursuant to U.K. law, past service accruals are adjusted for the effects of inflation after the execution of the Amendment.  The Amendment had no material impact on the Company’s results of operations.  During 2007, the Company ceased postretirement life insurance benefits for certain domestic employees, resulting in a curtailment gain of $0.2 million.

Index

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants.  Gains and losses in excess of 10 percent of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The weighted average assumptions used in the measurement of the Company's benefit obligations are as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Discount rate	5.77%	6.44%	6.08%	6.24%
Expected long-term return on plan assets	8.04%	8.12%	N/A	N/A
Rate of compensation increases	N/A	2.75%	5.04%	5.04%
Rate of inflation	3.75%	N/A	N/A	N/A

The weighted average assumptions used in the measurement of the Company's net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007

Discount rate	6.44%	6.18%	5.40%	6.24%	6.21%	5.75%
Expected long-term return on plan assets	8.12%	8.01%	7.83%	N/A	N/A	N/A
Rate of compensation increases	2.75%	4.43%	4.00%	5.04%	5.04%	N/A

The Company’s Mexican postemployment plans and the U.K. pension plan (prior to the execution of the Amendment) use the rate of compensation increase in the benefit formulas.  After execution of the Amendment, past service on the U.K. pension plan will be adjusted for the effects of inflation.  All other pension plans are based on length of service.

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to range from 7.08 to 8.00 percent for 2009, gradually decrease to 4.81 percent for 2018, and remain at that level thereafter.  The health care cost trend rate assumption could have a significant effect on the amounts reported.  For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation by $1.7 million and the service and interest cost components of net periodic postretirement benefit costs by $0.1 million for 2009.  Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation and the service and interest cost components of net periodic postretirement benefit costs for 2009 by $1.5 million and $0.1million, respectively.

The weighted average asset allocation of the Company’s pension fund assets are as follows:

	Pension Plan Assets
Asset category	2009	2008

Equity securities (includes equity mutual funds)	59%	49%
Fixed income securities (includes fixed income mutual funds)	4	3
Cash and equivalents (includes money market funds)	27	38
Alternative investments	10	10

Total	100%	100%

Index

At December 26, 2009, the Company’s target allocation, by asset category, of assets of its defined benefit pension plans was: (i) equity securities, including equity index funds – at least 60 percent; (ii) fixed income securities – not more than 25 percent; and (iii) alternative investments – not more than 20 percent.  The current asset allocation for pension assets was outside of the target allocation percentages due to the unusual economic conditions that existed during 2009 and 2008.

The Company’s pension plan obligations are long-term and, accordingly, the plan assets are invested for the long-term.  The Company believes that a diversified portfolio of equity securities (both actively managed and index funds) and private equity funds have an acceptable risk-return profile that, over the long-term, is better than fixed income securities.  Consequently, the pension plan assets are heavily weighted to equity investments.  Plan assets are monitored periodically.  Based upon results, investment managers and/or asset classes are redeployed when considered necessary.  Expected rates of return on plan assets were determined based on historical market returns giving consideration to the targeted composition of each plan’s portfolio.  None of the plans’ assets are expected to be returned to the Company during the next fiscal year.

Effective as of December 26, 2009, the Company adopted the updated guidance related to employers’ disclosures regarding postretirement benefit plan assets, which is included in ASC 715.  The updated guidance requires sponsors of postretirement plans to apply certain provisions of the fair value disclosure requirements of ASC 820 to its plan asset investments.  The adoption of this updated guidance had no impact on the Company’s financial statements, but the adoption did result in additional required disclosures related to the assets of the Company’s defined benefit pension plans as set forth below.

The Company’s investments for its pension plans are reported at fair value.  The following methods and assumptions were used to estimate the fair value of the Company’s plan asset investments:

Cash and money market funds – Valued at cost, which approximates fair value.

Common stock – Valued at the closing price reported on the active market on which the individual securities are traded.

Mutual funds – Valued at the net asset value of shares held by the plans at December 26, 2009 based upon quoted market prices.

Limited partnerships – Limited partnerships include investments in two Cayman Island multi-strategy hedge funds.  The plans’ investments in limited partnerships are valued at the estimated fair value of the class shares owned by the plans based upon the equity in the estimated fair value of those shares.  The estimated fair values of the limited partnerships are determined by the investment managers.  In determining fair value, the investment managers of the limited partnerships utilize the estimated net asset valuations of the underlying investment entities.  The underlying investment entities value securities and other financial instruments on a mark-to-market or estimated fair value basis.  The estimated fair value is determined by the investment managers based upon, among other things, the type of investments, purchase price, marketability, current financial condition, operating results, and other information.  The estimated fair values of substantially all of the investments of the underlying investment entities, which may include securities for which prices are not readily available, are determined by the investment managers or management of the respective underlying investment entities and may not reflect amounts that could be realized upon immediate sale.  Accordingly, the estimated fair values may differ significantly from the values that would have been used had a ready market existed for these investments.

Index

The following table sets forth by level, within the fair value hierarchy, the assets of the plans at fair value as of December 26, 2009:

(In thousands)	Fair Value Measurements at December 26, 2009
	Level 1	Level 2	Level 3	Total

Cash and money market funds	$39,522	$—	$—	$39,522
Common stock (a)	50,611	—	—	50,611
Mutual funds (b)	42,998	—	—	42,998
Limited partnerships	—	—	14,572	14,572

Total	$133,131	$—	$14,572	$147,703

(a)
Approximately 80 percent of common stock represents investments in U.S. companies primarily in the health care, utilities, financials, consumer staples, industrials, information technology, and telecommunications sectors.  All investments in common stock are listed on U.S. stock exchanges.

(b)
Approximately 41 percent of mutual funds are actively managed funds.  Additionally, 10 percent of the mutual funds' assets are invested in U.S. equities, 76 percent in non-U.S. equities, and 14 percent in non-U.S. fixed income securities.

The table below reflects the changes in the assets of the plan measured at fair value on a recurring basis using significant unobservable inputs (Level 3 hierarchy as defined by ASC 820) during the year ended December 26, 2009:

(In thousands)
Limited Partnerships

Balance, December 27, 2008	$13,873
Net appreciation in fair value	699

Balance, December 26, 2009	$14,572

Redemption of the plans’ investments in limited partnerships requires advance written notice.  One of the funds can be redeemed quarterly with 60 days notice, and the other fund requires 30 days notice monthly.  There are no other restrictions on the redemption of the investments.

The assets of the plans do not include investments in securities issued by the Company.  The Company expects to contribute approximately $1.2 million to its pension plans and $1.4 million to its other postretirement benefit plans in 2010.  The Company expects future benefits to be paid from the plans as follows:

(In thousands)	Pension Benefits	Other Benefits

2010	$9,724	$1,444
2011	9,740	1,403
2012	10,233	1,417
2013	10,295	1,424
2014	10,405	1,439
2015-2019	51,777	4,907

Total	$102,174	$12,034

Effective January 1, 2008, the Company merged several of its U.S. pension plans into one plan, the Mueller Pension Plan.  As part of the merger, the Company also consolidated all the pension assets into one master trust.  None of the benefits historically provided by the plans were changed as a result of the merger.

Index

The Company makes contributions to certain multiemployer defined benefit pension plan trusts that cover union employees based on collective bargaining agreements.  Contributions by employees are not required nor are they permitted.  Pension expense under the multiemployer defined benefit pension plans was $1.4 million in 2009, $1.0 million in 2008, and $1.0 million for 2007.

The Company sponsors voluntary employee savings plans that qualify under Section 401(k) of the Internal Revenue Code of 1986.  Compensation expense for the Company’s matching contribution to the 401(k) plans was $2.4 million in 2009, $2.5 million in 2008, and $2.5 million in 2007.  The Company’s match is a cash contribution.  Participants direct the investment of their account balances by allocating among a range of asset classes including mutual funds (equity, fixed income, and balanced funds), and money market funds.  The plans do not offer direct investment in securities issued by the Company.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the Act) was enacted.  The Act mandates a method of providing for postretirement benefits to the United Mine Workers of America (UMWA) current and retired employees, including some retirees who were never employed by the Company.  In October 1993, beneficiaries were assigned to the Company and the Company began its mandated contributions to the UMWA Combined Benefit Fund, a multiemployer trust.  Beginning in 1994, the Company was required to make contributions for assigned beneficiaries under an additional multiemployer trust created by the Act, the UMWA 1992 Benefit Plan.  The ultimate amount of the Company’s liability under the Act will vary due to factors which include, among other things, the validity, interpretation, and regulation of the Act, its joint and several obligation, the number of valid beneficiaries assigned, and the extent to which funding for this obligation will be satisfied by transfers of excess assets from the 1950 UMWA pension plan and transfers from the Abandoned Mine Reclamation Fund.  Nonetheless, the Company believes it has an adequate reserve for this liability, which totaled $3.6 million in 2009 and $3.9 million in 2008.

Note 10 – Commitments and Contingencies

Environmental

The Company is subject to environmental standards imposed by federal, state, local, and foreign environmental laws and regulations.  For all properties, the Company has provided and charged to expense $1.1 million in 2009, $15.4 million in 2008, and $0.7 million in 2007 for pending environmental matters.  Environmental costs related to non-operating properties are classified as a component of other income, net and costs related to operating properties are classified as cost of goods sold.  Environmental reserves totaled $23.3 million in 2009 and $23.2 million in 2008.  As of December 26, 2009, the Company expects to spend $1.1 million in 2010, $1.0 million in 2011, $1.0 million in 2012, $1.1 million in 2013, $1.1 million in 2014, and $8.5 million thereafter.  The timing of a potential payment for a $9.5 million settlement offer has not yet been determined.

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

Index

Eureka Mills Site

In November 2008, the Company received a general notice of liability and second request for information under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) from the EPA concerning the Eureka Mills Superfund Site (the Eureka Mills Site) located in Juab County, Utah.  The Eureka Mills Site is an area where mining and milling of various metals occurred over the course of several decades.  The EPA has been investigating and remediating contamination associated with these activities.  The Company’s connection to the Eureka Mills Site appears to be through land within the Eureka Mills Site that was owned by Sharon Steel Corporation (Sharon), its predecessor and a 1979 transaction with UV Industries (UV) in which Sharon allegedly assumed certain of UV’s liabilities.  In 2001, the Company responded to an earlier request for information concerning milling activities stating that it was not responsible for any such activities at the Eureka Mills Site.  The recent request for information concerns historic mining activities.  In responding to EPA’s November 2008 letter and also to a recent third request for information received in March 2009, the Company stated that it does not believe it is liable for the contamination.  The Company has agreed to suspend temporarily the running of the time period during which the EPA must bring a lawsuit in order to allow time for the Company and the EPA to discuss this matter. The Company is continuing to evaluate this matter and expects to participate in further discussions with EPA.  The Company’s counsel has written the EPA arguing that a 1990 litigation and global release of UV precludes any claims against the Company for UV’s activities and has not yet received a response.

Mueller Copper Tube Products, Inc.

In 1999, Mueller Copper Tube Products, Inc. (MCTP), a wholly owned subsidiary, commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant.  MCTP is currently removing trichloroethylene, a cleaning solvent formerly used by MCTP, from the soil and groundwater.  On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation Report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater from the Arkansas Department of Environmental Quality (ADEQ).  The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.  The Company has made appropriate adjustments to this reserve since the acquisition as additional information regarding the estimated cost of remediation was obtained.  Effective November 17, 2008, MCTP entered into a Settlement Agreement and Administrative Order by Consent to submit a Supplemental Investigation Work Plan (SIWP) and subsequent Final Remediation Work Plan for the site.  By letter dated January 20, 2010, ADEQ approved the SIWP as submitted, with changes acceptable to the Company.  Costs to implement the work plans, including associated general and administrative costs, are approximately $0.7 million over the next ten years.

Shasta Area Mine and Lead Refinery Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980’s, of sealing mine portals with concrete plugs in mine adits which were discharging water.  The sealing program has achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 Order issued by the QCB, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage.  That order extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new permit will include an order requiring continued implementation of BMP through 2015 to address residual discharges of acid rock drainage.  At this site, MRRC spent approximately $0.5 million in 2009, $0.5 million in 2008, and $0.4 million in 2007, and estimates that it will spend between approximately $10.8 million and $14.8 million over the next twenty years.

U.S.S. Lead Refinery, Inc., (Lead Refinery), a wholly owned subsidiary of MRRC, has conducted corrective action and interim remedial activities and studies (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site according to a Consent Order with EPA pursuant to the Resource Conservation and Recovery Act.  Site Activities, which began in December 1996, have been substantially concluded.  Lead Refinery is required to perform monitoring and maintenance activities with respect to Site Activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management (IDEM) effective as of January 22, 2008.  Subsequent to the issuance of the post-closure permit, EPA terminated the Consent Order.  Lead Refinery spent approximately $0.1 million in 2009, $0.1 million in 2008, and $0.2 million in 2007 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are between $2.2 million and $3.6 million over the next twenty years.

Index

On April 9, 2009, pursuant to CERCLA, the EPA added the Lead Refinery site to the National Priorities List (NPL).  The NPL is a list of priority sites where EPA has determined that there has been a release or threatened release of contaminants that warrant investigation and, if appropriate, remedial action.  The NPL does not assign liability to any party or to the owner of a property placed on the NPL.  The placement of a site on the NPL does not necessarily mean that remedial action must be taken.  The Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to placement of this site on the NPL.  Lead Refinery lacks the financial resources needed to undertake any investigations or remedial action that may be required by EPA pursuant to CERCLA.

During 2008, MRRC developed additional remediation programs over several years to meet certain water quality standards related to its Shasta Area Mine sites.  Additionally, during 2008, MRRC re-evaluated its long-term plans with respect to future costs pursuant to the issuance of the post-closure permit at the Lead Refinery site.  As a result, the Company recognized additional expense of $2.4 million relating to additional anticipated projects at Shasta Area Mine and Lead Refinery remediation sites.  Additionally, the Company recognized an expense of $2.9 million, or 5 cents per diluted share after tax, for changes in estimates with respect to future operations and maintenance costs at those sites.  During 2009, no significant changes were made to these estimates.

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

Health and Safety Matters

On January 25, 2010, the Company received Citations and a Notification of Penalties from the Occupational Safety and Health Administration (OSHA) proposing civil penalties totaling approximately $0.7 million for various health and safety violations following inspections in 2009 of certain plants operated by subsidiaries in Fulton, Mississippi.  The Company has worked closely with OSHA in the course of its inspections and will continue to do so to resolve any issues at the Fulton, Mississippi plants or at any other plants.  The Company does not anticipate any material adverse effect on its financial condition as a result of the OSHA matters.

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

Index

Employment Litigation

On June 1, 2007, the Company filed a lawsuit in the Circuit Court of Dupage County, Illinois against Peter D. Berkman and Jeffrey A. Berkman, former executives of the Company and B&K Industries, Inc. (B&K), a wholly owned subsidiary of the Company, relating to their alleged breach of fiduciary duties and contractual obligations to the Company through, among other things, their involvement with a supplier of B&K during their employment with B&K.  The lawsuit alleges appropriation of corporate opportunities for personal benefit, failure to disclose competitive interests or other conflicts of interest, and unfair competition, as well as breach of employment agreements in connection with the foregoing.  The lawsuit seeks compensatory and punitive damages, and other appropriate relief.  In August 2007, the defendants filed an answer to the complaint admitting Peter Berkman had not sought authorization to have an ownership interest in a supplier, and a counterclaim against the Company, B&K and certain of the Company’s officers and directors alleging defamation, tortious interference with prospective economic relations, and conspiracy, and seeking damages in unspecified amounts.  In September 2007, Homewerks Worldwide LLC, an entity formed by Peter Berkman, filed a complaint as an intervenor based on substantially the same allegations included in the Berkmans’ counterclaim.  In October 2007, the Company also filed a motion seeking to have the Berkmans’ counterclaim dismissed as a matter of law.  On January 3, 2008, the Court overruled that motion and the case proceeded to discovery of the relevant facts.  Since that time, depositions and document productions have been ongoing.  However, on September 5, 2008, Peter Berkman withdrew prior responses to discovery requests and asserted the Fifth Amendment privilege against self-incrimination as to all requests directed to him.  By that assertion, he took the position that his testimony about his actions would have the potential of exposing him to a criminal charge or criminal charges.  On October 3, 2008, in response to a motion to compel filed by the Company, the Court held that Peter Berkman could not withhold documents on Fifth Amendment grounds, amongst other things.  Peter Berkman moved for reconsideration of that order and his request was denied on November 19, 2008.  On December 10, 2008, Peter Berkman moved for the opportunity to file an interlocutory appeal regarding the Court’s ruling on the Company’s motion to compel.  On January 7, 2009, the motion for interlocutory appeal was granted, the Court found Peter Berkman in contempt for resisting discovery, and Peter Berkman has since filed a notice of appeal with the Illinois Appellate Court, Second Judicial District.  All appellate briefs were submitted, oral argument took place on September 29, 2009, and the Company is currently awaiting a decision regarding the issues that were appealed.  On October 24, 2008, the defendants filed a motion seeking leave to interpose an Amended Answer and Amended Counterclaims.  On December 19, 2008, the Company filed an answer to the Amended Counterclaims that included a new affirmative defense based on the assertion of the Fifth Amendment by Peter Berkman.  On December 15, 2009, the parties exchanged reports created by their respective damages experts wherein the Company asserted a claim totaling $17.2 million and defendants asserted a claim totaling $41.0 million.  The Company believes that the counterclaims are without merit and that defendants are not entitled to the damages being sought.  Consequently, the Company intends to defend the counterclaims vigorously.  The Company does not anticipate any material adverse effect on its business or financial condition as a result of this litigation.

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico.  The review will determine the final antidumping duties owed, if any, on U.S. imports by certain subsidiaries of the Company during the period November 1, 2007 through October 31, 2008, pursuant to the existing antidumping duty order.  DOC has selected Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) as a respondent in this proceeding.  On May 29, 2009, Mueller Comercial notified DOC that it would no longer participate in the review.  On December 7, 2009, DOC published the preliminary results of this review.  DOC’s preliminary determination was to assign Mueller Comercial an antidumping duty rate of 48.33 percent.  On January 6, 2010, Mueller Comercial filed comments on the preliminary results with DOC.  The Company anticipates that certain of its subsidiaries will incur additional antidumping duties on subject imports made during the review period.  The Company has established a reserve for approximately $3.8 million for this matter.

On December 23, 2009, DOC initiated an antidumping administrative review for the November 1, 2008 through October 31, 2009 period of review.  DOC has selected Mueller Comercial as a respondent for this period of review.  At this time, the Company is unable to estimate the impact, if any, this matter will have on its financial statements.

Leases

The Company leases certain facilities and equipment under operating leases expiring on various dates through 2023.  The lease payments under these agreements aggregate to approximately $6.3 million in 2010, $5.8 million in 2011, $3.8 million in 2012, $3.3 million in 2013, $2.6 million in 2014, and $9.8 million thereafter.  Total lease expense amounted to $8.6 million in 2009, $9.3 million in 2008, and $10.4 million in 2007.

Index

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

Other

In November 2008, the Company’s European copper tube operation was damaged by fire.  Production was curtailed for approximately four weeks to make necessary temporary repairs.  Certain production equipment and portions of building structures were extensively damaged.  The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance.  In 2008, as a result of the fire, the Company wrote-off certain fixed assets that were damaged which was offset by a receivable.  There have been no significant additional write-offs in 2009.  Additionally, the Company received an advance of approximately $5.0 million from the insurance company in 2008 and an additional $7.3 million in 2009, primarily to cover cleanup costs.  The Company recorded these advances in other current liabilities net of cleanup and repair costs incurred of approximately $6.2 million, $4.5 million of which was incurred in 2009.

In July 2009, there was an explosion at the Company’s copper tube mill in Fulton, Mississippi.  Production was curtailed for approximately one week for cleanup and repairs to building structures.  Certain production equipment was also extensively damaged.  The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance.  During 2009, the Company received $1.0 million from the insurer to cover incremental expenses (net of the insurance deductible of $0.5 million).  The Company recorded this cash advance in other current liabilities net of cleanup and repair costs of approximately $1.1 million.

The Company has not recognized potential gains arising from property damage or business interruption insurance in the Consolidated Statements of Income during 2009, and will not do so until final settlement of the insurance claims.

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

Index

Note 11 – Other Income, Net

(In thousands)	2009	2008	2007

Interest income	$1,080	$7,294	$11,281
Gain on early retirement of debt	128	21,575	—
(Loss) gain on disposal of properties, net	(683)	(598)	2,468
Environmental expense, non-operating properties	(644)	(15,432)	(698)
Other	991	1,057	1,262

Other income, net	$872	$13,896	$14,313

Note 12 – Stock-Based Compensation

In May 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan (2009 Plan).  The 2009 Plan authorizes the award of stock-based incentives to employees and non-employee directors.  Awards include restricted stock, stock appreciation rights, and options to purchase stock at specified prices during specified time periods.  The 2009 Plan reserved 750 thousand shares of common stock which may be issued or transferred upon exercise of stock options.

During the years ended December 26, 2009, December 27, 2008, and December 29, 2007, the Company recognized stock-based compensation, as a component of selling, general, and administrative expense, in its Consolidated Statements of Income of $2.6 million, $2.9 million, and $2.7 million, respectively.  The related tax benefit was $0.6 million in 2009, $0.6 million in 2008, and $0.7 million in 2007.

The fair value of the restricted stock awards equals the fair value of the Company’s stock on the grant date.  At December 26, 2009, 64 thousand restricted stock awards were outstanding and unvested.  The aggregate intrinsic value of these awards was $1.6 million.  Total compensation not yet recognized was $1.3 million with an average recognition period of 2.9 years.

Under the existing plans, the Company may grant options to purchase shares of common stock at prices not less than the fair market value of the stock on the date of grant.  Generally, the options vest annually in equal increments over a five-year period beginning one year from the date of grant.  Any unexercised options expire after not more than ten years.  The fair value of each grant is estimated as a single award and amortized into compensation expense on a straight-line basis over its vesting period.  The weighted average grant-date fair value of options granted during 2009, 2008, and 2007 were $7.60, $7.49, and $11.25, respectively.

The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing model.  The use of this valuation model in the determination of compensation expense involves certain assumptions that are judgmental and/or highly sensitive including the expected life of the option, stock price volatility, risk-free interest rate, and dividend yield.  Additionally, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate which was estimated at 17 percent, 10 percent, and 10 percent in 2009, 2008 and 2007, respectively, is adjusted periodically based on actual forfeitures.  The weighted average of key assumptions used in determining the fair value of options granted and a discussion of the methodology used to develop each assumption are as follows:

	2009	2008	2007

Expected term	6.3 years	6.2 years	6.4 years
Expected price volatility	0.334	0.266	0.241
Risk-free interest rate	3.3%	3.7%	4.7%
Dividend yield	1.7%	1.5%	1.1%

Index

Expected term – This is the period of time over which the options granted are expected to remain outstanding.  Prior to 2008, the Company used the "simplified" method found in the SEC Staff Accounting Bulletin No. 107 to estimate the expected term of stock option grants.  For options granted in 2009 and 2008, the expected term was estimated based on historical experience.  An increase in the expected term will increase compensation expense.

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

The Company generally issues treasury shares when options are exercised.  A summary of the stock option activity and related information follows:

(Shares in thousands)	Options	Weighted Average Exercise Price

Outstanding at December 30, 2006	1,712	$24.56
Granted	364	36.77
Exercised	(56)	19.95
Cancelled	(17)	31.89

Outstanding at December 29, 2007	2,003	26.85
Granted	466	27.03
Exercised	(64)	18.12
Cancelled	(321)	31.60

Outstanding at December 27, 2008	2,084	26.43
Granted	226	23.79
Exercised	(477)	19.16
Cancelled	(80)	28.42
Expired	(149)	32.50

Outstanding at December 26, 2009	1,604	27.56

At December 26, 2009, the aggregate intrinsic value of all outstanding options was $2.7 million with a weighted average remaining contractual term of 6.4 years.  Of the outstanding options, 873 thousand are currently exercisable with an aggregate intrinsic value of $2.4 million, a weighted average exercise price of $26.45, and a weighted average remaining contractual term of 4.9 years.  The total intrinsic value of options exercised was $1.4 million, $0.8 million, and $0.7 million in 2009, 2008, and 2007, respectively.  The total compensation expense not yet recognized related to non-vested awards at December 26, 2009 was $5.3 million with an average expense recognition period of 3.1 years.

Under the Company’s 1994 Non-Employee Director Stock Option Plan, each member of the Company’s Board of Directors who is neither an employee nor an officer of the Company is automatically granted each year on the date of the Company’s Annual Meeting of Stockholders, without further action by the Board, an option to purchase two thousand shares of common stock at the fair market value of the common stock on the date the option is granted.  As of December 26, 2009, options to purchase approximately 48 thousand shares of common stock were outstanding under this Plan and one thousand options are available under the Plan for future issuance.

Approximately 992 thousand shares were available for future stock incentive awards at December 26, 2009.

Index

Note 13 – Derivative Instruments and Hedging Activities

Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  The Company occasionally enters into forward fixed-price arrangements with certain customers; the risk of these arrangements is generally managed with commodity futures contracts.  The Company accounts for these futures contracts in accordance with ASC 815, Derivatives and Hedging (ASC 815).  These futures contracts have been designated as cash flow hedges.  The fair value of open futures contracts are recognized as a component of accumulated other comprehensive income until the position is closed which corresponds to the period when the related hedged transaction is recognized in earnings.  Should these contracts no longer meet hedge criteria in accordance with ASC 815, either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge would be immediately reclassified from accumulated other comprehensive income into earnings.  In the next twelve months, the Company will reclassify into earnings realized gains or losses of cash flow hedges; at December 26, 2009, the net fair value of these contracts was approximately a $0.3 million gain.

At December 26, 2009, the Company held open futures contracts to purchase approximately $3.5 million of copper over the next twelve months related to fixed price sales orders.  The fair value of those futures contracts was a $0.4 million gain position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820).

Derivative instruments designated as cash flow hedges under ASC 815 are reflected in the Consolidated Financial Statements as follows:

	December 26, 2009
	Location		Fair value
(In thousands)

Commodity contracts	Other current assets:	Gain positions	$374

The following tables summarize activities related to the Company’s derivative instruments, classified as cash flow hedges in accordance with ASC 815:

Gain (Loss) Recognized in Accumulated OCI (Effective Portion), Net of Tax
For the Year Ended
December 26, 2009
(In thousands)

Commodity contracts (1)	$4,083

(1) Includes $0.9 million attributable to noncontrolling interest.

	(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
		For the Year Ended
	Location	December 26, 2009
(In thousands)

Commodity contracts	Cost of goods sold	$1,966

Index

The Company enters into futures contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts at December 26, 2009 is not material to the Consolidated Statements of Income.

The Company also utilizes futures contracts to protect the value of copper inventory on hand and to mitigate the risk associated with firm commitments to purchase copper.  At December 26, 2009, the Company held open futures contracts to sell 7.5 million pounds of copper in the first quarter of 2010.

Derivative instruments designated as fair value hedges under ASC 815 are reflected in the Consolidated Financial Statements as follows:

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in income on Derivative	Amount of Gain (Loss) recognized in Income on Derivative
		2009
(In thousands)

Commodity contracts (inventory)	Cost of goods sold	$(573)
Commodity contracts (firm commitment)	Cost of goods sold	(191)

Hedged Items in Fair Value Hedge Relationship	Location of Gain (Loss) in Income on Related Hedged Item	Amount of Gain (Loss) recognized in Income on Related Hedged Item
		2009
(In thousands)

Inventory	Cost of goods sold	$590
Firm commitment	Cost of goods sold	191

Gains and losses related to the portion of the derivatives in the fair value hedging relationships excluded from the assessment of hedge effectiveness is not material to the Consolidated Statements of Income.

The Company does not offset fair value of amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At December 26, 2009, the Company had recorded restricted cash of $1.5 million related to open futures contracts.

Note 14 – Acquisition

On February 27, 2007, the Company acquired 100 percent of the outstanding stock of Extruded Metals, Inc. (Extruded) for $32.8 million in cash, including transaction costs of $0.8 million.  Extruded, located in Belding, Michigan, manufactures brass rod products.  The acquisition of Extruded complements the Company’s existing brass rod product line.  This acquisition was accounted for using the purchase method of accounting.  The total estimated fair values of the assets acquired totaled $74.6 million, consisting primarily of receivables of $29.5 million, inventories of $29.1 million, property, plant, and equipment of $8.3 million, and prepaid pension asset of $6.9 million.  The total estimated fair values of liabilities assumed totaled $41.8 million, consisting primarily of a working capital debt facility of $10.0 million, accounts payable and accrued expenses of $23.0 million, and postretirement benefit obligations of $7.5 million.  Immediately following the acquisition, the Company extinguished the working capital debt facility.  The results of operations for Extruded are reported in the Company’s OEM segment and have been included in the accompanying Consolidated Financial Statements from the acquisition date.

Index

Note 15 – Industry Segments

The Company’s reportable segments are Plumbing & Refrigeration and OEM.  For disclosure purposes, as permitted under ASC 280, Segment Reporting, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of Standard Products (SPD), European Operations, and Mexican Operations.  The OEM segment is composed of Industrial Products (IPD), Engineered Products (EPD), and Mueller-Xingrong.  These segments are classified primarily by the markets for their products.  Performance of segments is generally evaluated by their operating income.  Intersegment transactions are generally conducted on an arms-length basis.

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

IPD manufactures brass rod, impact extrusions, and forgings as well as a variety of end products including plumbing brass, automotive components, valves, and fittings.  EPD manufactures and fabricates valves and assemblies for the refrigeration, air-conditioning, gas appliance, barbecue grill markets and specialty copper, copper-alloy, and aluminum tubing.  Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications.  These products are sold primarily to OEM customers.

Summarized product line, geographic, and segment information is shown in the following tables.  Geographic sales data indicates the location from which products are shipped.  Unallocated expenses include general corporate expenses, plus certain charges or credits not included in segment activity.

Worldwide sales to one customer in the Plumbing & Refrigeration segment totaled $175.1 million in 2009, $289.6 million in 2008, and $322.1 million in 2007, which represented 11 percent in 2009 and 2008, and 12 percent in 2007 of the Company's consolidated net sales.  No other customer accounted for more than 10 percent of consolidated net sales.

Net Sales by Major Product Line:

(In thousands)	2009	2008	2007

Tube and fittings	$686,102	$1,138,590	$1,288,968
Brass rod and forgings	418,376	788,843	733,325
OEM components, tube & assemblies	213,905	328,868	339,227
Valves and plumbing specialties	198,333	245,110	266,649
Other	30,509	57,037	69,676

	$1,547,225	$2,558,448	$2,697,845

Index

Geographic Information:

(In thousands)	2009	2008	2007

Net sales:
United States	$1,208,757	$2,027,339	$2,105,801
United Kingdom	173,223	272,715	336,133
Other	165,245	258,394	255,911

	$1,547,225	$2,558,448	$2,697,845

Long-lived assets:
United States	$309,986	$346,192	$375,061
United Kingdom	27,312	44,794	67,705
Other	34,000	37,101	66,091

	$371,298	$428,087	$508,857

Net assets of foreign operations at December 26, 2009 included $83.9 million in the United Kingdom, $48.9 million in Mexico, $36.0 million in Luxembourg, and $23.0 million in China.

Segment Information:

(In thousands)	For the Year Ended December 26, 2009
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$892,071	$664,088	$(8,934)	$1,547,225

Cost of goods sold	744,880	590,361	(8,219)	1,327,022
Depreciation and amortization	26,289	14,208	1,071	41,568
Selling, general, and administrative expense	74,397	20,501	21,762	116,660
Impairment charge	19,462	10,293	—	29,755

Operating income	27,043	28,725	(23,548)	32,220

Interest expense				(9,963)
Other income, net				872

Income before income taxes				$23,129

Index

Segment Information (continued):

(In thousands)	For the Year Ended December 27, 2008
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$1,400,682	$1,176,892	$(19,126)	$2,558,448

Cost of goods sold	1,157,896	1,093,504	(18,277)	2,233,123
Depreciation and amortization	28,751	14,489	1,105	44,345
Selling, general, and administrative expense	89,250	23,621	24,013	136,884
Impairment charge	18,000	—	—	18,000

Operating income	106,785	45,278	(25,967)	126,096

Interest expense				(19,050)
Other income, net				13,896

Income before income taxes				$120,942

(In thousands)	For the Year Ended December 29, 2007
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$1,572,565	$1,144,302	$(19,022)	$2,697,845

Cost of goods sold	1,274,989	1,069,890	(19,955)	2,324,924
Depreciation and amortization	29,777	13,271	1,105	44,153
Selling, general, and administrative expense	95,569	22,926	24,789	143,284
Copper litigation settlement	(8,893)	—	—	(8,893)
Impairment charge	2,756	—	—	2,756

Operating income	178,367	38,215	(24,961)	191,621

Interest expense				(22,071)
Other income, net				14,313

Income before income taxes				$183,863

(In thousands)	2009	2008	2007

Expenditures for long-lived assets (including business acquisitions):
Plumbing & Refrigeration	$7,876	$15,770	$22,229
OEM	6,066	6,440	39,884

	$13,942	$22,210	$62,113

Segment assets:
Plumbing & Refrigeration	$542,834	$621,430	$771,206
OEM	284,480	300,969	364,154
General corporate	352,827	260,514	313,844

	$1,180,141	$1,182,913	$1,449,204

Index

Note 16 – Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2009
Net sales	$326,558	$367,800	$419,800	$432,977
Gross profit (1)	39,175	54,447	65,851	60,730
Consolidated net (loss) income	(2,510)	6,167	18,812	(17,132)	(2)
Net (loss) income attributable to Mueller Industries, Inc.	(2,492)	6,028	18,666	(17,527)
Basic earnings per share	(0.07)	0.16	0.50	(0.47)
Diluted earnings per share	(0.07)	0.16	0.50	(0.47)
Dividends per share	0.10	0.10	0.10	0.10

2008
Net sales	$704,108	$753,471	$665,496	$435,373
Gross profit (1)	92,311	92,262	77,027	63,725	(3)
Consolidated net income	27,907	28,024	18,925	7,754	(4)
Net income attributable to Mueller Industries, Inc.	27,355	27,014	18,671	7,774
Basic earnings per share	0.74	0.73	0.50	0.21
Diluted earnings per share	0.73	0.72	0.50	0.21
Dividends per share	0.10	0.10	0.10	0.10

(1) Gross profit is net sales less cost of goods sold, which excludes depreciation and amortization.

(2) Fourth quarter of 2009 includes impairment charges, primarily goodwill, of $27.9 million after tax.

(3) Fourth quarter of 2008 includes an adjustment to write down inventories to the lower-of-cost-or-market of $4.9 million, and a gain of $14.9 million resulting from the liquidation of LIFO layers.

(4) Fourth quarter of 2008 includes the net-of-tax effect of both of the items described in (3) above, plus a gain of $19.1 million related to the early extinguishment of debt, environmental provisions of $15.0 million ($9.4 million after tax pertaining to estimated environmental settlements and obligations, and a goodwill impairment charge of $18.0 million.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Industries, Inc.

We have audited the accompanying consolidated balance sheets of Mueller Industries, Inc. as of December 26, 2009 and December 27, 2008, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 26, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mueller Industries, Inc. at December 26, 2009 and December 27, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mueller Industries, Inc.’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP

Memphis, Tennessee
February 23, 2010

Index

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 26, 2009, December 27, 2008, and December 29, 2007

(In thousands)		Additions
	Balance at beginning of year	Charged to costs and expenses	Other additions		Deductions		Balance at end of year

2009
Allowance for doubtful accounts	$6,690	$506	$85	(1)	$1,334		$5,947

Environmental reserves	$23,248	$1,087	$5		$1,072		$23,268

Valuation allowance for deferred tax assets	$32,624	$52	$1,136	(2)	$—		$33,812

2008
Allowance for doubtful accounts	$5,015	$2,654	$14	(1)	$993		$6,690

Environmental reserves	$8,897	$15,432	$—		$1,081		$23,248

Valuation allowance for deferred tax assets	$22,980	$(246)	$12,943	(2)	$3,053	(4)	$32,624

2007
Allowance for doubtful accounts	$6,806	$(177)	$1,117	(1)	$2,731		$5,015

Environmental reserves	$8,907	$698	$100	(3)	$808		$8,897

Valuation allowance for deferred tax assets	$24,900	$(1,920)	$—		$—		$22,980

(1) Other consists primarily of the opening balance related to the acquisition of Extruded Metals, Inc. for 2007, and bad debt recoveries as well as the effect of fluctuating foreign currency exchange rates in all years presented.

(2) Other includes the additions to valuation allowances during 2009 and 2008 in which previously unrecorded gross deferred tax assets and valuation allowances were recognized.

(3) Other includes the opening balance related to the acquisition of Extruded Metals, Inc. in 2007.

(4) Deductions include foreign currency translation adjustments and reductions to valuation allowances relating to certain tax attributes in which the carryforward period had expired.

EXHIBIT INDEX

Exhibits	Description

10.18	Summary description of the Registrant’s 2010 incentive plan for certain key employees.

21.0	Subsidiaries of the Registrant.

23.0	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.