Form 10-Q
period 2010-03-27
MUELLER INDUSTRIES INC
filed 2010-04-21
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

(901) 753-3200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No   ☒

The number of shares of the Registrant’s common stock outstanding as of April 20, 2010, was 37,686,933.

MUELLER INDUSTRIES, INC.

FORM 10–Q

For the Quarterly Period Ended March 27, 2010
__________________________

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

__________________________

INDEX

Index

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarter Ended
	March 27, 2010	March 28, 2009
(In thousands, except per share data)

Net sales	$485,268	$326,558

Cost of goods sold	413,048	287,383
Depreciation and amortization	10,348	10,480
Selling, general, and administrative expense	37,323	31,158
Insurance gain	(22,506)	—

Operating income (loss)	47,055	(2,463)

Interest expense	(2,532)	(2,636)
Other income, net	140	627

Income (loss) before income taxes	44,663	(4,472)

Income tax (expense) benefit	(9,864)	1,962

Consolidated net income (loss)	34,799	(2,510)

Less net (income) loss attributable to noncontrolling interest	(841)	18

Net income (loss) attributable to Mueller Industries, Inc.	$33,958	$(2,492)

Weighted average shares for basic earnings (loss) per share	37,588	37,143
Effect of dilutive stock-based awards	94	—

Adjusted weighted average shares for diluted earnings (loss) per share	37,682	37,143

Basic earnings (loss) per share	$0.90	$(0.07)

Diluted earnings (loss) per share	$0.90	$(0.07)

Dividends per share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 27, 2010	December 26, 2009
(In thousands, except share data)

Assets
Current assets:
Cash and cash equivalents	$397,180	$346,001
Accounts receivable, less allowance of doubtful accounts of $4,747 in 2010 and $5,947 in 2009	256,950	228,739
Inventories	185,828	191,262
Other current assets	33,478	42,841

Total current assets	873,436	808,843

Property, plant, and equipment, net	242,796	250,395
Goodwill	102,250	102,250
Other assets	19,652	18,653

Total Assets	$1,238,134	$1,180,141

Liabilities
Current liabilities:
Current portion of debt	$27,739	$24,325
Accounts payable	89,061	73,837
Accrued wages and other employee costs	25,788	24,829
Other current liabilities	73,518	60,379

Total current liabilities	216,106	183,370

Long-term debt, less current portion	158,226	158,226
Pension and postretirement liabilities	42,843	44,320
Environmental reserves	23,862	23,268
Deferred income taxes	28,675	31,128
Other noncurrent liabilities	923	887

Total liabilities	470,635	441,199

Equity
Mueller Industries, Inc. stockholders’ equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 40,091,502; outstanding 37,686,933 in 2010 and 37,649,584 in 2009	401	401
Additional paid-in capital	262,782	262,166
Retained earnings	570,412	540,218
Accumulated other comprehensive loss	(40,085)	(36,104)
Treasury common stock, at cost	(52,695)	(53,514)

Total Mueller Industries, Inc. stockholders’ equity	740,815	713,167
Noncontrolling interest	26,684	25,775

Total equity	767,499	738,942

Commitments and contingencies	—	—

Total Liabilities and Equity	$1,238,134	$1,180,141

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
	March 27, 2010	March 28, 2009
(In thousands)

Cash flows from operating activities
Net income (loss) attributable to Mueller Industries, Inc.	$33,958	$(2,492)
Reconciliation of net income (loss) attributable to Mueller Industries, Inc. to net cash provided by operating activities:
Depreciation and amortization	10,389	10,521
Net income (loss) attributable to noncontrolling interest	841	(18)
Stock-based compensation expense	704	607
Insurance gain	(22,506)	—
Insurance proceeds – noncapital related	5,561	—
Gain on disposal of properties	(6)	(87)
Deferred income taxes	(3,623)	(248)
Income tax benefit from exercise of stock options	(11)	—
Changes in assets and liabilities:
Receivables	(30,689)	28,010
Inventories	3,748	38,657
Other assets	6,938	3,070
Current liabilities	30,899	(42,167)
Other liabilities	155	(620)
Other, net	280	(261)

Net cash provided by operating activities	36,638	34,972

Cash flows from investing activities
Capital expenditures	(4,479)	(4,842)
Insurance proceeds for property and equipment	17,703	—
Net withdrawals from restricted cash balances	2,524	5,852
Proceeds from the sales of properties	8	402

Net cash provided by investing activities	15,756	1,412

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(3,759)	(3,714)
Issuance (repayment) of debt by joint venture, net	3,436	(10,152)
Issuance of shares under incentive stock option plans from treasury	720	—
Income tax benefit from exercise of stock options	11	—

Net cash provided by (used in) financing activities	408	(13,866)

Effect of exchange rate changes on cash	(1,623)	(1,042)

Increase in cash and cash equivalents	51,179	21,476
Cash and cash equivalents at the beginning of the period	346,001	278,860

Cash and cash equivalents at the end of the period	$397,180	$300,336

See accompanying notes to condensed consolidated financial statements.

Index

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

Note 1 – Earnings per Common Share

   Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.  Approximately 1.2 million stock options were excluded from the computation of diluted earnings per share for the quarter ended March 27, 2010, since the options’ exercise price was higher than the average market price of the Company’s stock.  For the first quarter of 2009, basic average shares outstanding and diluted average shares outstanding were the same because the effect of dilutive securities was anti-dilutive since the Company generated a loss.  As a result, 73 thousand stock options were not included in the computation of diluted earnings per share during such quarter.

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

Environmental Matters

There have been no material changes with respect to environmental matters involving the Company since December 26, 2009.

Health and Safety Matters

On January 25, 2010, the Company received Citations and a Notification of Penalties from the Occupational Safety and Health Administration (OSHA) proposing civil penalties totaling approximately $0.7 million for various health and safety violations following inspections in 2009 of certain plants operated by subsidiaries in Fulton, Mississippi.  Additionally, plants in Arkansas, Florida and Tennessee have been inspected by OSHA and/or the Tennessee Division of Occupational Safety and Health (TOSHA) resulting in proposed penalties.  The Company has worked closely with OSHA and TOSHA in the course of its inspections and will continue to do so to resolve any issues at these plants or any other plants.  The Company does not anticipate any material adverse effect on its financial condition as a result of these matters.

Index

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

Employment Litigation

On June 1, 2007, the Company filed a lawsuit in the Circuit Court of Dupage County, Illinois against Peter D. Berkman and Jeffrey A. Berkman, former executives of the Company and B&K Industries, Inc. (B&K), a wholly owned subsidiary of the Company, relating to their alleged breach of fiduciary duties and contractual obligations to the Company through, among other things, their involvement with a supplier of B&K during their employment with B&K.  The lawsuit alleges appropriation of corporate opportunities for personal benefit, failure to disclose competitive interests or other conflicts of interest, and unfair competition, as well as breach of employment agreements in connection with the foregoing.  The lawsuit seeks compensatory and punitive damages, and other appropriate relief.  In August 2007, the defendants filed an answer to the complaint admitting Peter Berkman had not sought authorization to have an ownership interest in a supplier, and a counterclaim against the Company, B&K and certain of the Company’s officers and directors alleging defamation, tortious interference with prospective economic relations, and conspiracy, and seeking damages in unspecified amounts.  In September 2007, Homewerks Worldwide LLC, an entity formed by Peter Berkman, filed a complaint as an intervenor based on substantially the same allegations included in the Berkmans’ counterclaim.  In October 2007, the Company also filed a motion seeking to have the Berkmans’ counterclaim dismissed as a matter of law.  On January 3, 2008, the Court overruled that motion and the case proceeded to discovery of the relevant facts.  Since that time, depositions and document productions have been ongoing.  However, on September 5, 2008, Peter Berkman withdrew prior responses to discovery requests and asserted the Fifth Amendment privilege against self-incrimination as to all requests directed to him.  By that assertion, he took the position that his testimony about his actions would have the potential of exposing him to a criminal charge or criminal charges.  On October 3, 2008, in response to a motion to compel filed by the Company, the Court held that Peter Berkman could not withhold documents on Fifth Amendment grounds, amongst other things.  Peter Berkman moved for reconsideration of that order and his request was denied on November 19, 2008.  On December 10, 2008, Peter Berkman moved for the opportunity to file an interlocutory appeal regarding the Court’s ruling on the Company’s motion to compel.  On January 7, 2009, the motion for interlocutory appeal was granted, the Court found Peter Berkman in contempt for resisting discovery, and Peter Berkman has since filed a notice of appeal with the Illinois Appellate Court, Second Judicial District.  All appellate briefs were submitted, oral argument took place on September 29, 2009, and a publicly available decision was rendered on March 23, 2010.  In that decision, the Illinois Appellate Court concluded that (i) Peter Berkman was not entitled to withhold documents on attorney-client privilege grounds that were created during the period that Katten Muchin Rosenman LLP represented both the Company and Peter Berkman, (ii) documents withheld on attorney-client privilege grounds needed to be submitted to the trial court for an in camera review to assess the applicability of the crime-fraud exception to the attorney-client privilege, and (iii) documents Peter Berkman withheld on Fifth Amendment grounds needed to be submitted to the trial court for an in camera review. On October 24, 2008, the defendants filed a motion seeking leave to interpose an Amended Answer and Amended Counterclaims.  On December 19, 2008, the Company filed an answer to the Amended Counterclaims that included a new affirmative defense based on the assertion of the Fifth Amendment by Peter Berkman.  On December 15, 2009, the parties exchanged reports created by their respective damages experts wherein the Company asserted a claim totaling $17.2 million and defendants asserted a claim totaling $41.0 million.  The parties also exchanged rebuttal damages expert reports on March 5, 2010.  On February 9, 2010, the Court ordered the parties to mediate their claims by May 17, 2010 and the parties are in the process of scheduling that mediation.  The Company believes that the counterclaims are without merit and that defendants are not entitled to the damages being sought.  Consequently, the Company intends to defend the counterclaims vigorously.  The Company does not anticipate any material adverse effect on its business or financial condition as a result of this litigation.

Index

United States Department of Commerce Antidumping Review

  On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico to determine the final antidumping duties owed on U.S. imports during the period November 1, 2007 through October 31, 2008 by certain subsidiaries of the Company.  On April 19, 2010, DOC published the final results of this review and assigned Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) an antidumping duty rate of 48.33 percent.  The Company has until June 21, 2010 to appeal the final determination.  The Company anticipates that certain of its subsidiaries will incur additional antidumping duties on subject imports made during the period of review.  The Company has established a reserve for approximately $4.2 million for this matter.

  On December 23, 2009, DOC initiated an antidumping administrative review for the November 1, 2008 through October 31, 2009 period of review.  DOC has selected Mueller Comercial as a respondent for this period of review.  At this time, the Company is unable to estimate the impact, if any, this matter will have on our financial statements.

Other

Guarantees, in the form of letters of credit, are issued by the Company generally to guarantee the payment of insurance deductibles and certain retiree health benefits.  The terms of the Company’s guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s line of credit facility.  The maximum potential amount of future payments the Company could have been required to make under its guarantees at March 27, 2010 was $9.7 million.

Note 3 – Insurance Claims

U.K. Copper Tube Facility

In November 2008, the Company’s copper tube facility in Bilston, United Kingdom, was damaged by fire.  Production was curtailed for approximately four weeks to make certain necessary temporary repairs.  Additionally, certain production equipment and portions of building structures were extensively damaged.  These losses were covered by property and business interruption insurance.  During the first quarter of 2010, the Company settled the claim with its insurer for total proceeds of $35.3 million, net of the deductible of $0.5 million.  As a result of the settlement with its insurer, all proceeds received and all costs previously deferred (which were recorded as a receivable in prior periods) were recognized, resulting in a net pre-tax gain of $22.5 million.  The Company received cash advances of $4.7 million in 2008 and $7.3 million in 2009 from its insurer, and received $23.3 million of proceeds in the first quarter of 2010 with the final settlement.  Of the $23.3 million proceeds received in 2010, $17.7 million was classified as investing activities in the Condensed Consolidated Statements of Cash Flows representing the estimated amount of proceeds received for damaged building structures and equipment.  All other receipts were classified as operating activities as they reflect the estimated amounts received for business interruption insurance and reimbursement of incremental cleaning and other noncapital costs.

Although the Company has settled the claim with its insurer, the Company is continuing to perform rehabilitation activities related to the facility, including structural repairs, cleanup of environmental contaminants, and other activities.  The Company expects these activities will be completed by the end of 2010.  The Company expects to incur up to approximately $2.3 million of additional expenditures related to the remaining rehabilitation of this facility, of which approximately $1.4 million is expected to be capitalized and approximately $0.9 million is expected to be expensed in future periods.

Index

Fulton, Mississippi Copper Tube Facility

In July 2009, there was an explosion at the Company’s copper tube facility in Fulton, Mississippi.  Production was curtailed for approximately one week for cleanup and repairs to building structures.  Certain production equipment was also extensively damaged.  The total value of the loss, including business interruption, cannot be estimated at this time, but is expected to be covered by property and business interruption insurance.  During 2009, the Company received an advance of $1.0 million from its insurer to cover incremental expenses (net of the insurance deductible of $0.5 million).  The Company recorded this cash advance in other current liabilities net of cleanup and repair costs of approximately $1.1 million.  The Company has not recognized potential gains arising from property damage or business interruption insurance in the Condensed Consolidated Statements of Operations during 2010 related to this matter, and will not do so until final settlement of the insurance claim.

Note 4 – Inventories

	March 27, 2010	December 26, 2009
(In thousands)

Raw materials and supplies	$17,844	$32,593
Work-in-process	48,657	37,923
Finished goods	123,686	126,184
Valuation reserves	(4,359)	(5,438)

Inventories	$185,828	$191,262

The Company has deferred recognizing potential gains resulting from liquidation of LIFO inventories during the first quarter of 2010.  The Company expects to replenish these inventories by the end of 2010 and, as such, has not recognized the effects of liquidating LIFO layers.  In the event these inventories are not replenished, due to lack of availability or operational reasons, the Company would recognize a non-cash gain of approximately $15.6 million from the liquidation of LIFO layers based on quarter-end quantities.

Note 5 – Industry Segments

The Company’s reportable segments are Plumbing & Refrigeration and OEM.  For disclosure purposes, as permitted under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, Segment Reporting, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of Standard Products Division (SPD), European Operations, and Mexican Operations.  The OEM segment is composed of Industrial Products Division (IPD), Engineered Products Division (EPD), and Mueller-Xingrong.  These segments are classified primarily by the markets for their products.  Performance of segments is generally evaluated by their operating income.  Intersegment transactions are generally conducted on an arms-length basis.

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

Index

IPD manufactures brass rod, impact extrusions, and forgings as well as a variety of end products including plumbing brass, automotive components, valves, and fittings. EPD manufactures and fabricates valves and assemblies for the refrigeration, air-conditioning, gas appliance, and barbecue grill markets and specialty copper, copper-alloy, and aluminum tubing.  Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications.  These products are sold primarily to OEM customers.

Summarized segment information is as follows:

(In thousands)	For the Quarter Ended March 27, 2010
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$256,662	$232,204	$(3,598)	$485,268

Cost of goods sold	212,869	203,612	(3,433)	413,048
Depreciation and amortization	6,513	3,571	264	10,348
Selling, general, and administrative expense	19,327	8,890	9,106	37,323
Insurance gain	(22,506)	—	—	(22,506)

Operating income	40,459	16,131	(9,535)	47,055

Interest expense				(2,532)
Other income, net				140

Income before income taxes				$44,663

(In thousands)	For the Quarter Ended March 28, 2009
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$190,393	$138,392	$(2,227)	$326,558

Cost of goods sold	153,289	136,023	(1,929)	287,383
Depreciation and amortization	6,624	3,586	270	10,480
Selling, general, and administrative expense	20,149	5,049	5,960	31,158

Operating income (loss)	10,331	(6,266)	(6,528)	(2,463)

Interest expense				(2,636)
Other income, net				627

Loss before income taxes				$(4,472)

Index

Note 6 – Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	For the Quarter Ended
	March 27, 2010	March 28, 2009
(In thousands)

Consolidated net income (loss)	$34,799	$(2,510)

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(5,590)	(3,316)
Net change with respect to derivative instruments and hedging activities	277	3,023
Other, net	1,400	364

Total other comprehensive (loss) income	(3,913)	71

Comprehensive income (loss)	30,886	(2,439)
Less comprehensive income attributable to noncontrolling interest	(909)	(679)

Comprehensive income (loss) attributable to Mueller Industries, Inc.	$29,977	$(3,118)

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in foreign subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar.  The value of the British pound sterling declined approximately 7 percent relative to the U.S. dollar during the first quarter of 2010.  The decrease was partially offset by an increase in the value of the Mexican peso of 4 percent relative to the U.S. dollar.

Note 7 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended
	March 27, 2010	March 28, 2009
(In thousands)

Pension benefits:
Service cost	$99	$364
Interest cost	2,215	2,562
Expected return on plan assets	(2,821)	(3,198)
Amortization of prior service cost	74	76
Amortization of net loss	399	160

Net periodic benefit income	$(34)	$(36)

Other benefits:
Service cost	$65	$54
Interest cost	306	338
Amortization of prior service cost	1	1
Amortization of net loss	38	41

Net periodic benefit cost	$410	$434

The Company anticipates contributions to its pension plans for 2010 to be approximately $1.5 million.  During the first quarter of 2010, contributions of approximately $0.4 million have been made to certain pension plans.

Index

Note 8 – Income Taxes

The Company’s effective tax rate for the first quarter of 2010 was 22 percent compared with 44 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first quarter of 2010 were: (i) reductions related to the release of a valuation allowance due to the expectation that certain foreign deferred tax assets will be utilized of $5.4 million; (ii) the release of a domestic valuation allowance of $0.4 million; (iii) the effect of foreign tax rates lower than statutory tax rates of $1.8 million; (iv) recognition of a foreign deferred tax asset due to the expiration of statutes of $0.9 million; and (v) the U.S. production activities deduction of $0.6 million.  These items were partially offset by increases in tax contingencies of $2.6 million and the provision for state income taxes, net of the federal benefit, of $0.7 million.

Tax contingency reserves increased by $3.2 million during the first quarter of 2010.  This increase was the net result of a $3.9 million increase primarily for reserves in foreign jurisdictions, and a $0.7 million decrease primarily for statute expirations during the first quarter of 2010.  The Company includes interest and penalties related to income tax matters as a component of income tax expense.  Due to ongoing federal and state income tax audits and potential lapses of the statutes of limitations in various taxing jurisdictions, it is reasonably possible that this reserve may decrease in the next twelve months by up to $5.7 million.  Total unrecognized tax benefits including derecognized deferred tax assets at the end of first quarter were $13.7 million, without consideration of any applicable federal benefit, including $2.1 million of accrued interest and penalties.  Of the $13.7 million, approximately $10.9 million would impact the effective tax rate, if recognized.

The Company files a consolidated U.S. federal income tax return and files numerous consolidated and separate income tax returns in many state, local, and foreign jurisdictions.  The statute of limitations is still open for the Company’s federal tax return and most state income tax returns for the 2006 return and all subsequent years.  The Internal Revenue Service concluded an audit of the Company’s 2007 federal income tax return during 2010, the results of which were immaterial.  The Company is also under audit in Mexico for its 2004 and 2005 tax years and is under audit in various state jurisdictions.  While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

Note 9 – Other Income, Net

	For the Quarter Ended
	March 27, 2010	March 28, 2009
(In thousands)

Interest income	$100	$498
Gain on disposal of properties, net	6	87
Environmental expense, non-operating properties	(124)	(139)
Other	158	181

Other income, net	$140	$627

Note 10 – Derivative Instruments and Hedging Activities

Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  The Company occasionally enters into forward fixed-price arrangements with certain customers; the risk of these arrangements is generally managed with commodity futures contracts.  The Company accounts for these futures contracts in accordance with ASC 815, Derivatives and Hedging (ASC 815).  These futures contracts have been designated as cash flow hedges.  The fair value of open futures contracts are recognized as a component of accumulated other comprehensive income until the position is closed which corresponds to the period when the related hedged transaction is recognized in earnings.  Should these contracts no longer meet hedge criteria in accordance with ASC 815, either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge would be immediately reclassified from accumulated other comprehensive income into earnings.  In the next twelve months, the Company will reclassify into earnings realized gains or losses of cash flow hedges; at March 27, 2010, the net fair value of these contracts was approximately a $0.7 million gain.

Index

At March 27, 2010, the Company held open futures contracts to purchase approximately $11.0 million of copper over the next nine months related to fixed price sales orders.  The fair value of those futures contracts was a $0.7 million gain position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820, Fair Value Measurements and Disclosures).

Derivative instruments designated as cash flow hedges under ASC 815 are reflected in the Consolidated Financial Statements as follows:

	March 27, 2010
	Location		Fair value
(In thousands)

Commodity contracts	Other current assets:	Gain positions	$710

	December 26, 2009
	Location		Fair value
(In thousands)

Commodity contracts	Other current assets:	Gain positions	$374

The following tables summarize activities related to the Company’s derivative instruments, classified as cash flow hedges in accordance with ASC 815:

	Gain (Loss) Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Quarter Ended
	March 27, 2010	March 28, 2009
(In thousands)

Commodity contracts (1)	$385	$732

(1) Includes $88 thousand and $57 thousand attributable to noncontrolling interest for the quarters ended March 27, 2010 and March 28, 2009, respectively.

	(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
	For the Quarter Ended
	March 27, 2010	March 28, 2009
(In thousands)

Commodity contracts:
Cost of goods sold	$(108)	$2,291

Index

The Company enters into futures contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts at March 27, 2010 is not material to the Consolidated Statements of Operations.

The Company does not offset fair value of amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At March 27, 2010 and March 28, 2009, the Company had recorded restricted cash of $0.2 million and $1.9 million, respectively, related to open futures contracts.

Note 11 – Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.  At March 27, 2010 and December 26, 2009, the fair value of the Company’s debt was estimated at $185.3 million and $181.8 million, respectively, primarily using market yields and taking into consideration the underlying terms of the debt.  Such fair value was less than the carrying value of debt at March 27, 2010 and December 26, 2009 by $0.7 million.

Note 12 – Recently Issued Accounting Standards

Any new accounting pronouncements issued but not yet effective have been deemed not to be relevant to the operations of the Company.  Accordingly, the effects of any such undisclosed new accounting pronouncements are not expected to have any impact on the results of operations or financial position of the Company.

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

Index

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

The majority of the Company’s manufacturing facilities operated at significantly below capacity during 2009 due to the reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  There has seen some improvement in overall demand in 2010 but the Company’s overall production levels are still significantly less than capacity.  The U.S. housing and residential construction market was adversely affected in the recent economic downturn; however, 2010 reflects modest improvement.  Per the U.S. Census Bureau, new housing starts in the U.S. were 146 thousand in the first quarter of 2010, which was a 29 percent increase compared with 113 thousand in the first quarter of 2009.  The March 2010 seasonally adjusted annual rate of new housing starts was 626 thousand compared with 521 thousand for March 2009, which is a 20 percent increase.  The decline in commercial construction lagged behind the residential construction decline and recovery is more likely to occur in 2011.  According to the U.S. Census Bureau, the February 2010 seasonally adjusted annual rate of Nonresidential Value of Construction Put in Place was $302.7 billion, which was a 24 percent decrease from the February 2009 rate of $400.1 billion.  Business conditions in the U.S. automotive industry have begun to improve from the recent economic downturn, which has positively affected the demand for various products in the Company’s OEM segment.

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

Earnings and profitability are also impacted by unit volumes that are subject to market trends, such as substitute products and imports, and market share.  In core product lines, the Company intensively manages its pricing structure while attempting to maximize its profitability.  From time-to-time, this practice results in lost sales opportunities and lower volume.  Plastic plumbing systems are the primary substitute product; these products represent an increasing share of consumption.  U.S. consumption of copper tubing is still predominantly supplied by U.S. manufacturers, although imports from Mexico are a significant factor.  Brass rod consumption in the U.S. has steadily declined over the past several years, due to the outsourcing of many manufactured products from offshore regions.

Results of Operations

During the first quarter of 2010, the Company’s net sales were $485.3 million, which compares with net sales of $326.6 million over the same period of 2009.  The increase was due primarily to increased selling prices resulting from the increased average cost of raw material during the period, which is generally passed on to customers.  The Comex average price of copper, the Company’s principal raw material, was $3.28 per pound in the first quarter of 2010, compared with $1.57 in the same period of 2009.  The Company also experienced moderate increases in unit sales volume in the OEM segment’s products.

Index

Cost of goods sold increased from $287.4 million in the first quarter of 2009 to $413.0 million in the same period of 2010.  The increase was primarily due to the increased average cost of raw material, moderate volume increases, and increased aggregate conversion costs as a result of increased production.  Depreciation and amortization remained consistent.  Selling, general, and administrative expense was $37.3 million for the first quarter of 2010 compared with $31.2 million for the same period of 2009.  The increase was primarily due to increased employment costs, increased foreign currency transaction losses, and increased bad debt expense.  During the first quarter of 2010, the Company settled the insurance claim related to a fire at the U.K. copper tube facility, resulting in a net gain of $22.5 million.

Interest expense for the first quarter of 2010 totaled $2.5 million, which is comparable with $2.6 million for the same period of 2009.  Other income, net was $0.1 million for the first quarter of 2010 compared with $0.6 million for the same period of 2009, due primarily to reduced interest income resulting from lower interest rates.

The Company’s effective tax rate for the first quarter of 2010 was 22 percent compared with 44 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first quarter of 2010 were: (i) reductions related to the release of a valuation allowance due to the expectation that certain foreign deferred tax assets will be utilized of $5.4 million; (ii) the release of a domestic valuation allowance of $0.4 million; (iii) the effect of foreign tax rates lower than statutory tax rates of $1.8 million; (iv) recognition of a foreign deferred tax asset due to the expiration of statutes of $0.9 million; and (v) the U.S. production activities deduction of $0.6 million.  These items were partially offset by increases in tax contingencies of $2.6 million and the provision for state income taxes, net of the federal benefit, of $0.7 million.

Plumbing & Refrigeration Segment

Net sales by the Plumbing and Refrigeration segment were $256.7 million in the first quarter of 2010, which was approximately a 35 percent increase from $190.4 million for the same period in 2009.  The increase was due to increased selling prices resulting from higher average raw material costs.  This increase was partially offset by lower unit volumes, mainly in copper tube and fittings, resulting primarily from continuing adverse conditions in the commercial construction markets.  Of the $66.3 million increase in net sales, approximately $70.7 million was attributable to higher selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings; this increase was partially offset by approximately $9.1 million related to unit volume decreases in these same core product lines.  Cost of goods sold increased from $153.3 million in the first quarter of 2009 to $212.9 million in the first quarter of 2010.  This increase primarily resulted from increased raw material costs, partially offset by volume declines.  Depreciation and amortization remained relatively consistent.  Selling, general, and administrative expense decreased moderately to $19.3 million in the first quarter of 2010 from $20.1 million in the first quarter of 2009.  During the first quarter of 2010, the Company settled the insurance claim related to a fire at its U.K. copper tube facility, resulting in a net gain of $22.5 million.  Operating income for the segment increased from $10.3 million in the first quarter of 2009 to $40.5 million in the first quarter of 2010 due primarily to the insurance settlement gain at the U.K copper tube facility and improved unit spreads in many of the segment’s core product lines, offset partially by lower unit sales volume.

OEM Segment

Net sales for the OEM segment increased approximately 68 percent to $232.2 million in the first quarter of 2010 from $138.4 million in the first quarter of 2009.  The increase was due primarily to higher selling prices resulting from increased average costs of raw material and increased volume resulting from improving economic conditions.  Of the $93.8 million increase in net sales, approximately $31.0 million was attributable to increased unit volume and $57.5 million was due to increased selling prices in the segment’s core product lines consisting primarily of brass rod, forgings, and commercial tube.  Cost of goods sold increased from $136.0 million in the first quarter 2009 to $203.6 million in the first quarter of 2010.  The increase was due primarily to increased sales volume, higher raw material costs, and higher aggregate conversion costs resulting from increased production.  Depreciation and amortization remained relatively consistent.  Selling, general, and administrative expense increased $3.8 million to $8.9 million in the first quarter of 2010 due primarily to increased bad debt expense and increased employment costs.  Operating income for the segment improved from an operating loss of $6.3 million in the first quarter of 2009 to operating income of $16.1 due primarily to increased sales volumes and improved unit spreads across all of the segment’s core product lines.

Index

Liquidity and Capital Resources

Cash provided by operating activities during the first quarter of 2010 totaled $36.6 million, which was primarily attributable to net income plus depreciation, decreased inventories and other assets, increased current liabilities partially offset by increased receivables.  The Company also received the remaining insurance proceeds related to the fire at its U.K. copper tube facility, of which approximately $5.6 million represented coverage for business interruption and reimbursement of cleaning and other noncapital expenditures.  Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.  During the first quarter of 2010, the average Comex copper price was approximately $3.28 per pound, which represents a 109 percent increase over the average price during the first quarter of 2009.  This increase in the price of cathode has also resulted in sharp increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.

During the first quarter of 2010, cash provided by investing activities totaled $15.8 million, which was primarily affected by the receipt of the insurance proceeds of approximately $17.7 million related to the property and equipment damage claim with respect to the Company’s U.K. copper tube facility.  Other factors impacting investing activities were net reductions to restricted cash deposits of $2.5 million, partially offset by capital expenditures of $4.5 million.  Cash provided by financing activities during the first quarter of 2010 totaled $0.4 million, which consisted of the net increase in Mueller-Xingrong’s working capital debt facility of $3.4 million, proceeds from the exercise of stock options of $0.7 million, offset by dividends paid totaling $3.8 million.

The Company has a $200 million unsecured line-of-credit (Credit Facility) which expires in December 2011.  At March 27, 2010, the Company had no borrowings against the Credit Facility.  The Credit Facility backed approximately $9.7 million in letters of credit at the end of the first quarter of 2010.  As of March 27, 2010, the Company’s total debt was $186.0 million or 20 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of March 27, 2010, the Company was in compliance with all of its debt covenants.

The Company declared and paid a regular quarterly cash dividend of ten cents per common share in the first quarter of 2010.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.  On May 1, 2010, the Company will pay approximately $4.4 million in interest on the Debentures that remain outstanding.

Management believes that cash provided by operations and currently available cash of $397.2 million will be adequate to meet the Company’s normal future capital expenditures and operational needs.  The Company’s current ratio was 4.0 to 1 at March 27, 2010.

The Company’s Board of Directors has extended, until October 2010, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 27, 2010, the Company had repurchased approximately 2.4 million shares under this authorization.  In addition, the Company may repurchase portions of its 6% Subordinated Debentures through open market transactions or through privately negotiated transactions.

There have been no significant changes in the Company’s contractual cash obligations reported at December 26, 2009.

Index

Non-GAAP Measurements

        During the first quarter of 2010, the Company recognized a gain of $22.5 million (or 62 cents per diluted share after tax) on the settlement of an insurance claim pertaining to the 2008 fire at its U.K. copper tube facility.  The following table shows the Company’s computation of earnings without insurance gain for the first quarter of 2010.  Earnings without insurance gain is a measurement not derived in accordance with accounting principles generally accepted in the United States (US GAAP).  Excluding the insurance gain is useful as it measures the operating results that are the outcome of daily operating decisions made in the normal course of business.  The insurance gain resulted from final settlement for losses claimed as a result of the fire, the results of which are not impacted by daily operations and are not expected to recur in future periods.  Reconciliation of earnings with insurance gain to net income attributable to the Company is as follows:

(In thousands)	For the Quarter Ended March 27, 2010
	As Reported	Impact of Insurance Gain	Pro forma Without Insurance Gain

Operating income	$47,055	$(22,506)	$24,549

Interest expense	(2,532)	—	(2,532)
Other income, net	140	—	140

Income before income taxes	44,663	(22,506)	22,157
Income tax expense (a)	(9,864)	(819)	(10,683)

Consolidated net income	34,799	(23,325)	11,474

Less net income attributable to noncontrolling interest	(841)	—	(841)

Net income attributable to Mueller Industries, Inc.	$33,958	$(23,325)	$10,633

Diluted earnings per share	$0.90	$(0.62)	$0.28

(a)	Realization of this insurance gain resulted in a tax benefit primarily from the utilization of U.K. net operating losses that were previously unrecognized.

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

Cost and Availability of Raw Materials and Energy

  Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  Significant increases in the cost of metal, to the extent not reflected in prices for the Company’s finished products, or the lack of availability could materially and adversely affect the Company’s business, results of operations, and financial condition.

The Company occasionally enters into future fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with these fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At March 27, 2010, the Company held open futures contracts to purchase approximately $11.0 million of copper through December 2010 related to fixed-price sales orders.

Index

Futures contracts may also be used to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated other comprehensive income and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  At March 27, 2010, the Company held no open futures contracts to purchase natural gas.

Interest Rates

At March 27, 2010, the Company had variable-rate debt outstanding of $37.8 million, the majority of which related to the debt issued by Mueller-Xingrong.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows.  The primary interest rate exposure on floating-rate debt is based on LIBOR and on the base-lending rate published by the People’s Bank of China.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are generally not material; however, the Company may utilize certain futures or forward contracts to hedge such transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders’ equity as a component of comprehensive income and reflected in earnings upon collection of receivables.  At March 27, 2010, the Company had open forward contracts with a financial institution to sell approximately 0.8 million Canadian dollars through June 2010.

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

Index

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 27, 2010 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 27, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

General

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business.  Additionally, the Company may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Consolidated Financial Statements.

Health and Safety Matters

On January 25, 2010, the Company received Citations and a Notification of Penalties from the Occupational Safety and Health Administration (OSHA) proposing civil penalties totaling approximately $0.7 million for various health and safety violations following inspections in 2009 of certain plants operated by subsidiaries in Fulton, Mississippi.  Additionally, plants in Arkansas, Florida and Tennessee have been inspected by OSHA and/or the Tennessee Division of Occupational Safety and Health (TOSHA) resulting in proposed penalties.  The Company has worked closely with OSHA and TOSHA in the course of its inspections and will continue to do so to resolve any issues at these plants or any other plants.  The Company does not anticipate any material adverse effect on its financial condition as a result of these matters.

Index

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

On April 20, 2010, plantiffs filed with the court overseeing the Indirect-Purchaser Copper Tube Action a Stipulation for Dismissal with Prejudice (the Stipulation) pursuant to the class-action settlement filed in the Indirect Purchaser Plumbing Tube Action discussed in the following section.  The Stipulation seeks a court order of dismissal, which is currently before the court.

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

Index

The claims against WTC Holding Company and Deno Holding Company have been dismissed without prejudice in the Indirect-Purchaser Plumbing Tube Action.  Mueller Europe has not yet been required to respond in the Indirect-Purchaser Plumbing Tube Action.  The Company’s demurrer to the complaint has been filed in the Indirect-Purchaser Plumbing Tube Action.

In February 2010, the court overseeing the Indirect-Purchaser Plumbing Tube Action granted the plaintiffs’ motion for final approval of a class-action settlement and entered judgment in accordance therewith.  On April 9, 2010, the time to appeal the judgment, which finally approved the class-action settlement, expired without appeal.

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

On April 1, 2010, the CBSA completed a review process pursuant to which revised normal values were issued to exporters of subject goods, including the Company.  Depending on the level of these normal values relative to the normal values and selling prices of the Company's competitors in Canada, the Company's sales of subject goods in Canada may increase or decrease relative to prior levels.  In any event, given the small percentage of its products that are sold for export to Canada, the Company does not anticipate any material adverse effect on its financial condition as a result of the antidumping case in Canada.

The Company's normal values are subject to potential review and revision in the future.  Depending on the level of these revised normal values, the Company's ability to compete in Canada could be affected,  although, as discussed above, export sales of subject goods to Canada comprise only a small percentage of the Company’s total sales.  The “sunset review” process, pursuant to which Canadian authorities will examine whether the dumping order should be revoked or maintained for another five years, will initiate in April 2011.

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico to determine the final antidumping duties owed on U.S. imports during the period November 1, 2007 through October 31, 2008 by certain subsidiaries of the Company.  On April 19, 2010, DOC published the final results of this review and assigned Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) an antidumping duty rate of 48.33 percent.  The Company has until June 21, 2010 to appeal the final determination.  The Company anticipates that certain of its subsidiaries will incur additional antidumping duties on subject imports made during the period of review.  The Company has established a reserve for approximately $4.2 million for this matter.

        On December 23, 2009, DOC initiated an antidumping administrative review for the November 1, 2008 through October 31, 2009 period of review.  DOC has selected Mueller Comercial as a respondent for this period of review.  At this time, the Company is unable to estimate the impact, if any, this matter will have on our financial statements.

Index

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

Employment Litigation

On June 1, 2007, the Company filed a lawsuit in the Circuit Court of Dupage County, Illinois against Peter D. Berkman and Jeffrey A. Berkman, former executives of the Company and B&K Industries, Inc. (B&K), a wholly owned subsidiary of the Company, relating to their alleged breach of fiduciary duties and contractual obligations to the Company through, among other things, their involvement with a supplier of B&K during their employment with B&K.  The lawsuit alleges appropriation of corporate opportunities for personal benefit, failure to disclose competitive interests or other conflicts of interest, and unfair competition, as well as breach of employment agreements in connection with the foregoing.  The lawsuit seeks compensatory and punitive damages, and other appropriate relief.  In August 2007, the defendants filed an answer to the complaint admitting Peter Berkman had not sought authorization to have an ownership interest in a supplier, and a counterclaim against the Company, B&K and certain of the Company’s officers and directors alleging defamation, tortious interference with prospective economic relations, and conspiracy, and seeking damages in unspecified amounts.  In September 2007, Homewerks Worldwide LLC, an entity formed by Peter Berkman, filed a complaint as an intervenor based on substantially the same allegations included in the Berkmans’ counterclaim.  In October 2007, the Company also filed a motion seeking to have the Berkmans’ counterclaim dismissed as a matter of law.  On January 3, 2008, the Court overruled that motion and the case proceeded to discovery of the relevant facts.  Since that time, depositions and document productions have been ongoing.  However, on September 5, 2008, Peter Berkman withdrew prior responses to discovery requests and asserted the Fifth Amendment privilege against self-incrimination as to all requests directed to him.  By that assertion, he took the position that his testimony about his actions would have the potential of exposing him to a criminal charge or criminal charges.  On October 3, 2008, in response to a motion to compel filed by the Company, the Court held that Peter Berkman could not withhold documents on Fifth Amendment grounds, amongst other things.  Peter Berkman moved for reconsideration of that order and his request was denied on November 19, 2008.  On December 10, 2008, Peter Berkman moved for the opportunity to file an interlocutory appeal regarding the Court’s ruling on the Company’s motion to compel.  On January 7, 2009, the motion for interlocutory appeal was granted, the Court found Peter Berkman in contempt for resisting discovery, and Peter Berkman has since filed a notice of appeal with the Illinois Appellate Court, Second Judicial District.  All appellate briefs were submitted, oral argument took place on September 29, 2009, and a publicly available decision was rendered on March 23, 2010.  In that decision, the Illinois Appellate Court concluded that (i) Peter Berkman was not entitled to withhold documents on attorney-client privilege grounds that were created during the period that Katten Muchin Rosenman LLP represented both the Company and Peter Berkman, (ii) documents withheld on attorney-client privilege grounds needed to be submitted to the trial court for an in camera review to assess the applicability of the crime-fraud exception to the attorney-client privilege, and (iii) documents Peter Berkman withheld on Fifth Amendment grounds needed to be submitted to the trial court for an in camera review. On October 24, 2008, the defendants filed a motion seeking leave to interpose an Amended Answer and Amended Counterclaims.  On December 19, 2008, the Company filed an answer to the Amended Counterclaims that included a new affirmative defense based on the assertion of the Fifth Amendment by Peter Berkman.  On December 15, 2009, the parties exchanged reports created by their respective damages experts wherein the Company asserted a claim totaling $17.2 million and defendants asserted a claim totaling $41.0 million.  The parties also exchanged rebuttal damages expert reports on March 5, 2010.  On February 9, 2010, the Court ordered the parties to mediate their claims by May 17, 2010 and the parties are in the process of scheduling that mediation.  The Company believes that the counterclaims are without merit and that defendants are not entitled to the damages being sought.  Consequently, the Company intends to defend the counterclaims vigorously.  The Company does not anticipate any material adverse effect on its business or financial condition as a result of this litigation.

Index

Environmental Matters

There have been no material changes with respect to environmental matters involving the Company since December 26, 2009.

Item 1A.  Risk Factors

The Company is exposed to risk as it operates its businesses.  To provide a framework to understand the operating environment of the Company, we have provided a brief explanation of the more significant risks associated with our businesses in our Annual Report on Form 10-K.  The following represents an update to the risk factors previously identified.  Although we have tried to identify and discuss key risk factors, others could emerge in the future.  These risk factors should be considered carefully when evaluating the Company and its businesses.

We are subject to numerous federal, state, local, and foreign laws and regulations and future compliance may have a material adverse effect on our results of operations or financial position.

In March 2010, Congress passed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (the Acts).  Among other things, the Acts contain provisions that will affect employer-sponsored health care plans, impose excise taxes on certain plans, and reduce the tax benefits available to employers that receive the Medicare Part D subsidy.  The Company is currently reviewing provisions of the Acts and their impact on its company-sponsored plans.  Costs associated with compliance of the Acts, are currently unable to be estimated.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2010, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 27, 2010, the Company had repurchased approximately 2.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended March 27, 2010.

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				7,647,030	(1)
December 27, 2009 – January 23, 2010	—	$—

January 24 – February 20, 2010	—	—

February 21 – March 27, 2010	—	—

(1) Shares available to be purchased under the Company's ten million share repurchase authorization until October 2010. The extension of the authorization was announced on October 21, 2009.

Item 6. Exhibits

19.1
Mueller Industries, Inc.’s Quarterly Report to Stockholders for the quarter ended March 27, 2010.  Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER INDUSTRIES, INC.

/S/ Kent A. McKee
Kent A. McKee
April 21, 2010	Executive Vice President and
Date	Chief Financial Officer

/S/ Richard W. Corman
April 21, 2010	Richard W. Corman
Date	Vice President – Controller

Index

EXHIBIT INDEX

Exhibits	Description

19.1
Mueller Industries, Inc.’s Quarterly Report to Stockholders for the quarter ended March 27, 2010.  Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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