Form 10-Q
period 2010-06-26
MUELLER INDUSTRIES INC
filed 2010-07-23
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

(901) 753-3200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No   ☒

The number of shares of the Registrant’s common stock outstanding as of July 22, 2010, was 37,772,216

MUELLER INDUSTRIES, INC.

FORM 10–Q

For the Quarterly Period Ended June 26, 2010

__________________________

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

__________________________

Index

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
(In thousands, except per share data)

Net sales	$540,388	$367,800	$1,025,656	$694,358

Cost of goods sold	466,645	313,353	879,693	600,736
Depreciation and amortization	10,090	10,355	20,438	20,835
Selling, general, and administrative expense	33,468	30,316	70,791	61,474
Insurance settlement	1,210	—	(21,296)	—

Operating income	28,975	13,776	76,030	11,313

Interest expense	(2,964)	(2,482)	(5,496)	(5,118)
Other (expense) income, net	(2,518)	385	(2,378)	1,012

Income before income taxes	23,493	11,679	68,156	7,207

Income tax expense	(7,456)	(5,512)	(17,320)	(3,550)

Consolidated net income	16,037	6,167	50,836	3,657

Less net income attributable to noncontrolling interest	(479)	(139)	(1,320)	(121)

Net income attributable to Mueller Industries, Inc.	$15,558	$6,028	$49,516	$3,536

Weighted average shares for basic earnings per share	37,674	37,143	37,631	37,143
Effect of dilutive stock-based awards	43	120	69	97

Adjusted weighted average shares for diluted earnings per share	37,717	37,263	37,700	37,240

Basic earnings per share	$0.41	$0.16	$1.32	$0.10

Diluted earnings per share	$0.41	$0.16	$1.31	$0.09

Dividends per share	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 26, 2010	December 26, 2009
(In thousands, except share data)

Assets
Current assets:
Cash and cash equivalents	$397,155	$346,001
Accounts receivable, less allowance for doubtful accounts of $4,753 in 2010 and $5,947 in 2009	286,578	228,739
Inventories	185,054	191,262
Other current assets	35,181	42,841

Total current assets	903,968	808,843

Property, plant, and equipment, net	237,743	250,395
Goodwill	102,250	102,250
Other assets	20,241	18,653

Total Assets	$1,264,202	$1,180,141

Liabilities
Current liabilities:
Current portion of debt	$40,765	$24,325
Accounts payable	98,336	73,837
Accrued wages and other employee costs	28,488	24,829
Other current liabilities	57,965	60,379

Total current liabilities	225,554	183,370

Long-term debt, less current portion	158,226	158,226
Pension and postretirement liabilities	43,082	44,320
Environmental reserves	25,630	23,268
Deferred income taxes	28,364	31,128
Other noncurrent liabilities	860	887

Total liabilities	481,716	441,199

Equity
Mueller Industries, Inc. stockholders’ equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 40,091,502; outstanding 37,772,216 in 2010 and 37,649,584 in 2009	401	401
Additional paid-in capital	263,410	262,166
Retained earnings	582,193	540,218
Accumulated other comprehensive loss	(39,721)	(36,104)
Treasury common stock, at cost	(50,847)	(53,514)

Total Mueller Industries, Inc. stockholders’ equity	755,436	713,167
Noncontrolling interest	27,050	25,775

Total equity	782,486	738,942

Commitments and contingencies	—	—

Total Liabilities and Equity	$1,264,202	$1,180,141

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 26, 2010	June 27, 2009
(In thousands)

Cash flows from operating activities
Consolidated net income	$50,836	$3,657
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	20,554	20,946
Stock-based compensation expense	1,435	1,220
Insurance settlement	(21,296)	—
Insurance proceeds – noncapital related	5,561	—
Loss on disposal of properties	164	260
Deferred income taxes	(4,370)	(136)
Income tax benefit from exercise of stock options	(88)	—
Gain on early retirement of debt	—	(128)
Changes in assets and liabilities:
Receivables	(60,819)	16,831
Inventories	4,796	45,209
Other assets	6,979	1,059
Current liabilities	26,129	(21,741)
Other liabilities	2,870	(546)
Other, net	(363)	(101)

Net cash provided by operating activities	32,388	66,530

Cash flows from investing activities
Capital expenditures	(9,286)	(8,725)
Insurance proceeds for property and equipment	17,703	—
Net withdrawals from restricted cash balances	11	13,039
Proceeds from the sales of properties	23	606

Net cash provided by investing activities	8,451	4,920

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(7,529)	(7,428)
Issuance (repayment) of debt by joint venture, net	16,431	(14,567)
Repayments of long-term debt	—	(370)
Dividends paid to noncontrolling interest	—	(1,449)
Acquisition of treasury stock	(75)	—
Issuance of shares under incentive stock option plans from treasury	2,465	—
Income tax benefit from exercise of stock options	88	—

Net cash provided by (used in) financing activities	11,380	(23,814)

Effect of exchange rate changes on cash	(1,065)	7,463

Increase in cash and cash equivalents	51,154	55,099
Cash and cash equivalents at the beginning of the period	346,001	278,860

Cash and cash equivalents at the end of the period	$397,155	$333,959

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

Note 1 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.  Approximately 900 thousand stock options were excluded from the computation of diluted earnings per share for the quarter and six-month period ended June 26, 2010, since the options’ exercise prices were higher than the average market price of the Company’s stock.

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

Environmental Matters

The Company has significant ongoing environmental remediation obligations.  The vast majority of these obligations relate to properties transferred to the Company as part of a court-ordered bankruptcy reorganization in 1990.  Ongoing costs and expenses with respect to these sites are classified as non-operating.  Additionally, costs and expenses associated with the Southeast Kansas Sites and the Eureka Mills Site are also classified as non-operating.  These expenses are recorded as a component of other (expense) income, net in the Condensed Consolidated Statements of Income.  Costs and expenses associated with operating properties such as the Mueller Copper Tube Products site in Wynne, Arkansas are classified as a component of cost of goods sold.

Operating properties:

There have been no material changes with respect to environmental matters involving the Company for its operating properties since December 26, 2009.

Index

Non-operating properties:

Eureka Mills Site

In November 2008, the Company received a general notice of liability and second request for information under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) from the U.S. Environmental Protection Agency (EPA) concerning the Eureka Mills Superfund Site (the Eureka Mills Site) located in Juab County, Utah.  The Eureka Mills Site is an area where mining and milling of various metals occurred over the course of several decades.  The EPA has been investigating and remediating contamination associated with these activities.  The Company’s connection to the Eureka Mills Site appears to be through land within the Eureka Mills Site that was owned by Sharon Steel Corporation (Sharon), its predecessor and a 1979 transaction with UV Industries (UV) in which Sharon allegedly assumed certain of UV’s liabilities.  In 2001, the Company responded to an earlier request for information concerning milling activities stating that it was not responsible for any such activities at the Eureka Mills Site.  The recent request for information concerns historic mining activities.  In responding to EPA’s November 2008 letter and also to a recent third request for information received in March 2009, the Company stated that it does not believe it is liable for the contamination.  The Company has agreed to suspend temporarily the running of the time period during which the EPA must bring a lawsuit and outside counsel for the Company and the federal and state governments have negotiated a tentative settlement for $2.5 million that is subject to management review on both sides.  If approved by the Company’s board of directors and management at the Department of Justice, the settlement would be subject to public comment and court review before being entered as a consent decree.  The Company recognized a charge of $2.5 million for this matter in the second quarter of 2010.

Health and Safety Matters

On January 25, 2010, the Company received Citations and a Notification of Penalties from the Occupational Safety and Health Administration (OSHA) proposing civil penalties totaling approximately $0.7 million for various health and safety violations following inspections in 2009 of certain plants operated by subsidiaries in Fulton, Mississippi.  The Company has reached a resolution of these matters and is currently in the process of finalizing an agreement with OSHA.  The total penalties have been reduced to approximately $0.4 million.

Additionally, plants in Arkansas, Florida and Tennessee were inspected by OSHA and/or the Tennessee Division of Occupational Safety and Health resulting in proposed penalties.  These matters have all been resolved as of this filing.

The resolution of these matters did not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Index

On September 5, 2008, Peter Berkman withdrew prior responses to discovery requests and asserted the Fifth Amendment privilege against self-incrimination as to all requests directed to him.  By that assertion, he took the position that his testimony about his actions would have the potential of exposing him to a criminal charge or criminal charges.  On October 24, 2008, the defendants filed a motion seeking leave to interpose an Amended Answer and Amended Counterclaims wherein Peter Berkman asserted the Fifth Amendment in response to the allegations in the complaint.  On December 19, 2008, the Company filed an answer to the Amended Counterclaims that included a new affirmative defense based on the assertion of the Fifth Amendment by Peter Berkman.

On October 3, 2008, in response to a motion to compel filed by the Company, the Court held, among other things, that Peter Berkman could not withhold documents on Fifth Amendment and attorney-client privilege grounds.  Peter Berkman moved for reconsideration of that order and his request was denied on November 19, 2008.  On December 10, 2008, Peter Berkman moved to file an interlocutory appeal regarding the Court’s ruling on the Company’s motion to compel.  On January 7, 2009, the motion for interlocutory appeal was granted and the Court found Peter Berkman in contempt for resisting discovery.  On February 6, 2009, Peter Berkman filed a notice of appeal with the Illinois Appellate Court, Second Judicial District.  All appellate briefs were submitted, oral argument took place on September 29, 2009, and a publicly available decision was rendered on March 23, 2010.  In that decision, the Illinois Appellate Court concluded that (i) Peter Berkman was not entitled to withhold documents on attorney-client privilege grounds that were created during the period that Katten Muchin Rosenman LLP represented both the Company and Peter Berkman, (ii) certain documents withheld on attorney-client privilege grounds needed to be submitted to the trial court for an in camera review to assess the applicability of the crime-fraud exception to the attorney-client privilege, and (iii) documents Peter Berkman withheld on Fifth Amendment grounds needed to be submitted to the trial court for an in camera review. Since obtaining this ruling, Peter Berkman unsuccessfully moved for a rehearing before the Illinois Appellate Court as to certain aspects of its decision and has filed a petition for leave to appeal to the Illinois Supreme Court which is pending and which the Company has opposed.

On December 15, 2009, the parties exchanged reports prepared by their respective damages experts wherein the Company asserted a claim totaling $17.2 million, not including punitive damages, and defendants asserted a claim totaling $38.0 million.  The parties also exchanged rebuttal damages expert reports on March 5, 2010.   The Company believes that the counterclaims are without merit and that defendants are not entitled to the damages being sought.  Consequently, the Company intends to defend the counterclaims vigorously. The Company does not anticipate any material adverse effect on its financial condition, results of operations or cash flows as a result of this employment litigation matter.

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico to determine the final antidumping duties owed on U.S. imports during the period November 1, 2007 through October 31, 2008 by certain subsidiaries of the Company.  On April 19, 2010, DOC published the final results of this review and assigned Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) an antidumping duty rate of 48.33 percent.  The Company has appealed the final determination to the U.S. Court of International Trade.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review.  The Company established a reserve in 2009 of approximately $4.2 million for this matter.

Index

On December 23, 2009, DOC initiated an antidumping administrative review for the November 1, 2008 through October 31, 2009 period of review.  DOC has selected Mueller Comercial as a respondent for this period of review.  At this time, the Company is unable to estimate the impact, if any, this matter will have on our financial statements.

Other

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the Company’s guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s line of credit facility.  The maximum potential amount of future payments the Company could have been required to make under its guarantees at June 26, 2010 was $10.3 million.

Note 3 – Insurance Claims

U.K. Copper Tube Facility

In November 2008, the Company’s copper tube facility in Bilston, Great Britain, was damaged by fire.  Production was curtailed for approximately four weeks to make certain necessary, temporary repairs.  Additionally, certain production equipment and portions of building structures were extensively damaged.  These losses were covered by property and business interruption insurance.  During 2010, the Company settled the claim with its insurer for total proceeds of $35.3 million, net of the deductible of $0.5 million.  As a result of the settlement with its insurer, all proceeds received and all costs previously deferred (which were recorded as a receivable in prior periods) were recognized, resulting in an initial net pre-tax gain of $22.5 million.  This amount was recognized in the first quarter of 2010.  During the second quarter of 2010, the Company incurred additional costs related to the rehabilitation of the facility.  As a result, the Company recognized expenses of $1.2 million in the second quarter of 2010, which were offset against the insurance gain.

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

Although the Company has settled the claim with its insurer, the Company is continuing to perform rehabilitation activities related to the facility, including structural repairs, cleanup of environmental contaminants, and other activities.  The Company expects these activities will be completed by the end of 2010.  The Company expects to incur up to approximately $0.4 million of additional expenditures related to the remaining rehabilitation of this facility, of which approximately $0.2 million is expected to be capitalized and approximately $0.2 million is expected to be expensed in future periods.

Fulton, Mississippi Copper Tube Facility

In July 2009, there was an explosion at the Company’s copper tube facility in Fulton, Mississippi.  Production was curtailed for approximately one week for cleanup and repairs to building structures.  Certain production equipment was also extensively damaged.  The total value of the loss, including business interruption, cannot be estimated at this time, but is expected to be covered by property and business interruption insurance.  During 2009, the Company received an advance of $1.0 million from its insurer to cover incremental expenses (net of the insurance deductible of $0.5 million).  The Company recorded this cash advance in other current liabilities net of cleanup and repair costs of approximately $1.1 million.  The Company has not recognized potential gains arising from property damage or business interruption insurance in the Condensed Consolidated Statements of Income during 2010 related to this matter, and will not do so until final settlement of the insurance claim.

Index

Note 4 – Inventories

	June 26, 2010	December 26, 2009
(In thousands)

Raw materials and supplies	$21,924	$32,593
Work-in-process	45,840	37,923
Finished goods	122,997	126,184
Valuation reserves	(5,707)	(5,438)

Inventories	$185,054	$191,262

    The Company has partially liquidated inventories valued using the last-in, first-out (LIFO) method during the first half of 2010.  The Company expects to replenish these inventories by the end of 2010 and, as such, has not recognized the effects of liquidating LIFO layers.  In the event these inventories are not replenished, due to lack of availability or operational reasons, the Company would recognize a reduction to cost of goods sold of approximately $14.9 million from the liquidation of LIFO layers based on quarter-end quantities.

Additionally, as of June 26, 2010, the Company has recorded a reserve of approximately $1.3 million to write-down certain inventories valued using the first-in, first-out (FIFO) and average cost methods to the lower-of-cost-or-market.

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

SPD manufactures copper tube and fittings, plastic fittings, plastic pipe, and line sets.  These products are manufactured in the U.S.  SPD also imports and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products.  Outside the U.S., the Company’s European Operations manufacture copper tube, which is sold in Europe and the Middle East.  European Operations also include the import distribution of fittings, valves, and plumbing specialty products primarily in the U.K. and Ireland.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The Plumbing & Refrigeration segment’s products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, and building product retailers.

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

Index

Summarized segment information is as follows:

(In thousands)	For the Quarter Ended June 26, 2010
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$285,717	$257,780	$(3,109)	$540,388

Cost of goods sold	238,105	231,482	(2,942)	466,645
Depreciation and amortization	6,300	3,535	255	10,090
Selling, general, and administrative expense	20,362	5,831	7,275	33,468
Insurance settlement	1,210	—	—	1,210

Operating income	19,740	16,932	(7,697)	28,975

Interest expense				(2,964)
Other expense, net				(2,518)

Income before income taxes				$23,493

(In thousands)	For the Quarter Ended June 27, 2009
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$229,764	$139,885	$(1,849)	$367,800

Cost of goods sold	192,064	122,838	(1,549)	313,353
Depreciation and amortization	6,582	3,502	271	10,355
Selling, general, and administrative expense	19,236	5,494	5,586	30,316

Operating income	11,882	8,051	(6,157)	13,776

Interest expense				(2,482)
Other income, net				385

Income before income taxes				$11,679

Index

Segment information (continued):

(In thousands)	For the Six Months Ended June 26, 2010
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$542,379	$489,984	$(6,707)	$1,025,656

Cost of goods sold	450,974	435,094	(6,375)	879,693
Depreciation and amortization	12,813	7,106	519	20,438
Selling, general, and administrative expense	39,689	14,721	16,381	70,791
Insurance settlement	(21,296)	—	—	(21,296)

Operating income	60,199	33,063	(17,232)	76,030

Interest expense				(5,496)
Other expense, net				(2,378)

Income before income taxes				$68,156

(In thousands)	For the Six Months Ended June 27, 2009
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$420,157	$278,277	$(4,076)	$694,358

Cost of goods sold	345,353	258,861	(3,478)	600,736
Depreciation and amortization	13,206	7,088	541	20,835
Selling, general, and administrative expense	39,385	10,543	11,546	61,474

Operating income	22,213	1,785	(12,685)	11,313

Interest expense				(5,118)
Other income, net				1,012

Income before income taxes				$7,207

Index

Note 6 – Comprehensive Income

Comprehensive income is as follows:

	For the Quarter Ended		For the Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
(In thousands)

Consolidated net income	$16,037	$6,167	$50,836	$3,657

Other comprehensive (loss) income, net of tax:
Foreign currency translation	356	21,406	(5,234)	18,090
Net change with respect to derivative instruments and hedging activities	(467)	2,798	(190)	5,821
Other, net	362	(995)	1,762	(631)

Total other comprehensive income (loss)	251	23,209	(3,662)	23,280

Comprehensive income	16,288	29,376	47,174	26,937
Less comprehensive income attributable to noncontrolling interest	(366)	(1,394)	(1,275)	(2,073)

Comprehensive income attributable to Mueller Industries, Inc.	$15,922	$27,982	$45,899	$24,864

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in foreign subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar.  During 2010, the change in the foreign currency translation amounts primarily resulted from changes in value in the British pound sterling.  The value of the British pound sterling increased approximately 1 percent relative to the U.S. dollar during the second quarter of 2010; however, its value declined approximately 6 percent relative to the U.S. dollar during the six months ended June 26, 2010.  During 2009, the value of the British pound sterling increased approximately 15 percent and 13 percent during the second quarter and first half, respectively, relative to the U.S. dollar.  The value of the Mexican peso increased approximately 7 percent and 4 percent during the second quarter of 2009 and first half of 2009, respectively, relative to the U.S. dollar.

Note 7 – Debt

As of June 26, 2010, Mueller–Xingrong had a RMB 267 million, or $39.1 million, secured revolving credit facility (the JV Credit Agreement) with a maturity date of July 18, 2010.  On July 16, 2010, Mueller–Xingrong extinguished the JV Credit Agreement and simultaneously entered into a new credit facility (the JV Facility) with a syndicate of four banks establishing a secured RMB 330 million, or approximately $48.3 million, revolving credit facility with a maturity date of July 16, 2011.  All other terms of the JV Facility were substantially equivalent to the previous JV Credit Agreement.

Index

Note 8 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
(In thousands)

Pension benefits:
Service cost	$199	$197	$298	$561
Interest cost	2,196	2,098	4,411	4,660
Expected return on plan assets	(2,592)	(2,546)	(5,413)	(5,744)
Amortization of prior service cost	73	77	147	153
Amortization of net loss	506	376	905	536

Net periodic benefit cost	$382	$202	$348	$166

Other benefits:
Service cost	$69	$63	$134	$117
Interest cost	329	265	635	603
Amortization of prior service cost	—	—	1	1
Amortization of net loss	40	43	78	84

Net periodic benefit cost	$438	$371	$848	$805

The Company anticipates contributions to its pension plans for 2010 to be approximately $1.5 million.  During the first half of 2010, contributions of approximately $0.7 million have been made to certain pension plans.

Note 9 – Income Taxes

The Company’s effective tax rate for the second quarter of 2010 was 32 percent compared with 47 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the second quarter of 2010 were primarily related to decreases in tax contingencies of $1.3 million and the U.S. production activities deduction of $0.7 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $0.7 million.

The Company’s effective tax rate for the first half of 2010 was 25 percent compared with 49 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first half of 2010 were primarily due to reductions related to: (i) the release of a valuation allowance of $5.4 million due to the expectation that certain foreign deferred tax assets will be utilized; (ii) the effect of foreign tax rates lower than statutory tax rates of $2.0 million; (iii) decreases in unrecognized tax benefits of $1.9 million; and (iv) the U.S. production activities deduction of $1.3 million.  These items were partially offset by tax settlements of $2.0 million and the provision for state income taxes, net of the federal benefit, of $1.3 million.

Tax contingency reserves decreased during the second quarter of 2010 by $3.4 million primarily as a result of audit settlements.  Reserves were increased during the first quarter in anticipation of these settlements.  Due to ongoing federal and state income tax audits and potential lapses of the statutes of limitations in various taxing jurisdictions, it is reasonably possible that this reserve may decrease in the next twelve months by up to $1.7 million.  Total unrecognized tax benefits including derecognized deferred tax assets at the end of second quarter were $10.1 million, without consideration of any applicable federal benefit, including $0.9 million of accrued interest and penalties.  Of the $10.1 million, approximately $7.3 million would impact the effective tax rate, if recognized.

Index

The Company files a consolidated U.S. federal income tax return and files numerous consolidated and separate income tax returns in many state, local, and foreign jurisdictions.  The statute of limitations is open for the Company’s federal tax return and most state income tax returns for the 2006 return and all subsequent years.  The statutes of limitations for some state and foreign returns are open for earlier tax years due to ongoing audits and differing statute periods.  The Internal Revenue Service concluded an audit of the Company’s 2007 federal income tax return during 2010, the results of which were immaterial.    While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

Note 10 – Other (Expense) Income, Net

	For the Quarter Ended		For the Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
(In thousands)

Interest income	$183	$283	$283	$781
Gain on early retirement of debt	—	128	—	128
Loss on disposal of properties, net	(170)	(347)	(164)	(260)
Environmental expense, non-operating properties	(2,714)	(189)	(2,838)	(328)
Other	183	510	341	691

Other (expense) income, net	$(2,518)	$385	$(2,378)	$1,012

Note 11 – Derivative Instruments and Hedging Activities

Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  The Company occasionally enters into forward fixed-price arrangements with certain customers; the risk of these arrangements is generally managed with commodity futures contracts.  The Company accounts for these futures contracts in accordance with ASC 815, Derivatives and Hedging (ASC 815).  These futures contracts have been designated as cash flow hedges.  The fair value of open futures contracts are recognized as a component of accumulated other comprehensive income until the position is closed which corresponds to the period when the related hedged transaction is recognized in earnings.  Should these contracts no longer meet hedge criteria in accordance with ASC 815, either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge would be immediately reclassified from accumulated other comprehensive income into earnings.  In the next twelve months, the Company will reclassify into earnings realized gains or losses of cash flow hedges; at June 26, 2010, the net fair value of these contracts was insignificant.

At June 26, 2010, the Company held open futures contracts to purchase approximately $8.9 million of copper over the next six months related to fixed price sales orders.  The fair value of those futures contracts was a $28 thousand gain position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820, Fair Value Measurements and Disclosures).

Index

Derivative instruments designated as cash flow hedges under ASC 815 are reflected in the Condensed Consolidated Financial Statements as follows:

	June 26, 2010
	Location		Fair value
(In thousands)

Commodity contracts	Other current assets:	Gain positions	$114
	Other current assets:	Loss positions	$88
	Other current liabilities:	Gain positions	$98
	Other current liabilities:	Loss positions	$96

	December 26, 2009
	Location		Fair value
(In thousands)

Commodity contracts	Other current assets:	Gain positions	$374

The following tables summarize activities related to the Company’s derivative instruments, classified as cash flow hedges in accordance with ASC 815:

	Gain (Loss) Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Quarter Ended		For the Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
(In thousands)

Commodity contracts (1)	$82	$1,643	$468	$2,374

(1) Includes noncontrolling interest of $579 thousand for the quarter ended June 27, 2009, and $88 thousand and $624 thousand for the six months ended June 26, 2010 and June 27, 2009, respectively.

	(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
	For the Quarter Ended		For the Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
(In thousands)

Commodity contracts:
Cost of goods sold	$(549)	$1,155	$(658)	$3,447

Index

The Company enters into futures contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts at June 26, 2010 is not material to the Condensed Consolidated Statements of Income.

The Company does not offset fair value of amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At June 26, 2010 the Company had recorded restricted cash of $0.2 million related to open futures contracts.

Note 12 – Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.  At June 26, 2010 and December 26, 2009, the fair value of the Company’s debt was estimated at $198.3 million and $181.8 million, respectively, primarily using market yields and taking into consideration the underlying terms of the debt.  Such fair value was less than the carrying value of debt at June 26, 2010 and December 26, 2009 by $0.7 million.

Note 13 – Recently Issued Accounting Standards

The effects of undisclosed new accounting pronouncements are not expected to have any impact on the results of operations or financial position of the Company.

Index

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

The majority of the Company’s manufacturing facilities operated at significantly below capacity during 2009 due to the reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  There has been improvement in demand in most product lines during 2010, but the Company’s overall production levels are still significantly less than capacity.  The U.S. housing and residential construction market was adversely affected in the recent economic downturn.  Actual housing starts for the first half of 2010 reflect modest improvement over 2009; however, activity has slowed significantly since the expiration of federal tax incentives for homebuyers at the end of April 2010.  Per the U.S. Census Bureau, actual new housing starts in the U.S. were 306 thousand in the first half of 2010, which was a 14 percent increase compared with 269 thousand in the first half of 2009.  However, the June 2010 seasonally adjusted annual rate of new housing starts was 549 thousand compared with 582 thousand for June 2009, which is a 6 percent decrease; reflecting the slowdown in new residential construction in recent months following the expiration of the tax incentives.  The decline in commercial construction lagged behind the residential construction decline and recovery is more likely to occur in 2011.  According to the U.S. Census Bureau, the May 2010 seasonally adjusted annual rate of Nonresidential Value of Construction Put in Place was $275.6 billion, which was a 25 percent decrease from the revised May 2009 rate of $366.2 billion.  Business conditions in the U.S. automotive industry have begun to improve from the recent economic downturn, which has positively affected the demand for various products in the Company’s OEM segment.

Index

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

Earnings and profitability are also impacted by unit volumes that are subject to market trends, such as substitute products and imports, and market share.  In its core product lines, the Company intensively manages its pricing structure while attempting to maximize its profitability.  From time-to-time, this practice results in lost sales opportunities and lower volume.  Plastic plumbing systems are the primary substitute product; these products represent an increasing share of consumption.  U.S. consumption of copper tubing is still predominantly supplied by U.S. manufacturers, although imports from Mexico can be a significant factor.  In recent years brass rod consumption in the U.S. has declined due to the outsourcing of many manufactured products from offshore regions.

Results of Operations

Second Quarter 2010 compared with Second Quarter 2009

During the second quarter of 2010, the Company’s net sales were $540.4 million, which compares with net sales of $367.8 million over the same period of 2009.  The increase was due primarily to increased selling prices resulting from the increased average cost of raw material during the period, which is generally passed on to customers.  The Comex average price of copper, the Company’s principal raw material, was $3.19 per pound in the second quarter of 2010, compared with $2.15 per pound for the same period of 2009.  The Company also experienced increases in unit sales volume primarily in the OEM segment’s products.

Cost of goods sold increased from $313.4 million in the second quarter of 2009 to $466.6 million in the same period of 2010.  The increase was primarily due to the increased average cost of raw material, volume increases, and increased aggregate conversion costs as a result of increased production.  Also included in cost of goods sold for the second quarter of 2010 is a $0.9 million provision to write-down certain inventories valued using the first-in, first-out (FIFO) method to the lower-of-cost-or-market.  Depreciation and amortization remained relatively consistent.  Selling, general, and administrative expense was $33.5 million for the second quarter of 2010 compared with $30.3 million for the same period of 2009.  The increase was primarily due to increased employment costs including increased incentive compensation resulting from improved overall operating performance.

The Company settled the insurance claim related to a fire at the U.K. copper tube facility, resulting in a cumulative net gain of $21.3 million.  The claim was settled with the insurer in the first quarter of 2010; however, the Company incurred additional expenses totaling $1.2 million in the second quarter of 2010 to continue the rehabilitation of the facility.  The Company expects to complete the rehabilitation by the end of 2010; expected additional expenses to be incurred approximate $0.2 million for the remainder of 2010 and will further offset the insurance settlement.

Interest expense for the second quarter of 2010 increased to $3.0 million from $2.5 million for the same period of 2009.  This increase was due to increased borrowings by Mueller–Xingrong to fund operations.  Other (expense) income, net was $2.5 million expense for the second quarter of 2010 compared with $0.4 million income for the same period of 2009.  This was primarily due to a provision of $2.5 million regarding the Eureka Mills Site.

The Company’s effective tax rate for the second quarter of 2010 was 32 percent compared with 47 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the second quarter of 2010 were primarily related to decreases in tax contingencies of $1.3 million and the U.S. production activities deduction of $0.7 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $0.7 million.

Index

Plumbing & Refrigeration Segment

Net sales by the Plumbing and Refrigeration segment were $285.7 million in the second quarter of 2010, which was approximately a 24 percent increase from $229.8 million for the same period in 2009.  The increase was due to increased selling prices resulting from higher average raw material costs.  This increase was partially offset by lower unit volumes, mainly in copper tube and fittings, resulting primarily from continuing adverse conditions in the residential and commercial construction markets.  Of the $55.9 million increase in net sales, approximately $59.7 million was attributable to higher selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings; this increase was partially offset by approximately $7.7 million related to unit volume decreases in these same core product lines.  Cost of goods sold increased from $192.1 million in the second quarter of 2009 to $238.1 million in the second quarter of 2010.  This increase primarily resulted from increased raw material costs, partially offset by volume declines.  Cost of goods sold for the second quarter of 2010 also includes a $0.9 million provision to write-down certain inventories to the lower-of-cost-or-market.  Depreciation and amortization remained relatively consistent.  Selling, general, and administrative expense increased to $20.4 million in the second quarter of 2010 from $19.2 million in the second quarter of 2009 due primarily to increased employment costs including incentive compensation.  During the second quarter of 2010, the Company incurred expenses totaling $1.2 million related to the rehabilitation of the U.K. copper tube facility resulting from the November 2008 fire.  The insurance claim with respect to such fire was settled with the insurer in the first quarter of 2010; rehabilitation costs incurred in prior periods were deferred and not recognized until settlement of the claim.  Operating income for the segment increased from $11.9 million in the second quarter of 2009 to $19.7 million in the second quarter of 2010 due primarily to improved unit spreads in many of the segment’s core product lines.  The increase was partially offset by lower unit sales volume and the additional expenses incurred related to the continued rehabilitation of the U.K copper tube facility after the insurance claim settlement.

OEM Segment

Net sales for the OEM segment increased approximately 84 percent to $257.8 million in the second quarter of 2010 from $139.9 million in the second quarter of 2009.  The increase was due primarily to higher selling prices resulting from increased average costs of raw material and increased volume resulting from improving economic conditions.  Of the $117.9 million increase in net sales, approximately $58.1 million was attributable to increased unit volume and $51.1 million was due to increased selling prices in the segment’s core product lines consisting primarily of brass rod, forgings, and commercial tube.  Cost of goods sold increased from $122.8 million in the second quarter 2009 to $231.5 million in the second quarter of 2010.  The increase was due primarily to increased sales volume, higher raw material costs, and higher aggregate conversion costs resulting from increased production.  Depreciation and amortization remained consistent.  Selling, general, and administrative expense increased moderately to $5.8 million in the second quarter of 2010 compared to $5.5 million in the second quarter of 2009, due primarily to increased employment costs, including incentive compensation.  Operating income for the segment improved from $8.1 million in the second quarter of 2009 to $16.9 million in the second quarter of 2010 due primarily to increased sales volumes and improved unit spreads across all of the segment’s core product lines, especially brass rod.

Six Months Ended June 26, 2010 compared with Six Months Ended June 27, 2009

During the six months ended June 26, 2010, the Company’s net sales were $1.03 billion, which compares with net sales of $694.4 million over the same period of 2009.  The increase was due primarily to increased selling prices resulting from the increased average cost of raw material during the period, which is generally passed on to customers.  The Comex average price of copper, the Company’s principal raw material, was $3.24 per pound in the first half of 2010, compared with $1.86 in the same period of 2009.  The Company also experienced increases in unit sales volume in the OEM segment’s products.

Cost of goods sold increased from $600.7 million in the first half of 2009 to $879.7 million in the same period of 2010.  The increase was primarily due to the increased average cost of raw material, volume increases, and increased aggregate conversion costs as a result of increased production.  Also included in cost of goods sold for the first half of 2010 is a $0.9 million provision to write-down certain inventories using the FIFO method to the lower-of-cost-or-market.  Depreciation and amortization remained relatively consistent.   Selling, general, and administrative expense was $70.8 million for the first half of 2010 compared with $61.5 million for the same period of 2009.  The increase was primarily due to increased employment costs, increased foreign currency transaction losses of $2.1 million related to the British pound sterling, and increased bad debt expense of $3.5 million.

Index

During the six months ended June 26, 2010, the Company settled the insurance claim related to a fire at the U.K. copper tube facility, resulting in a cumulative net gain of $21.3 million.  The claim was settled with the insurer in the first quarter of 2010; however, the Company incurred additional expenses totaling $1.2 million in the second quarter of 2010 to continue the rehabilitation of the facility.  The Company expects to complete the rehabilitation by the end of 2010; expected additional expenses to be incurred approximate $0.2 million for the remainder of 2010 and will further offset the insurance gain.

Interest expense for the six months ended June 26, 2010 totaled $5.5 million, compared with $5.1 million for the same period of 2009.  The increase was due to increased borrowings by Mueller-Xingrong to fund operations.  Other (expense) income, net was $2.4 million expense for the first half of 2010 compared with $1.0 million income for the same period of 2009.  The change primarily resulted from a provision of $2.5 million regarding the Eureka Mills Site and reduced interest income resulting from lower interest rates.

The Company’s effective tax rate for the first half of 2010 was 25 percent compared with 49 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first half were primarily due to reductions related to: (i) the release of a valuation allowance of $5.4 million due to the expectation that certain foreign deferred tax assets will be utilized; (ii) the effect of foreign tax rates lower than statutory tax rates of $2.0 million; (iii) decreases in unrecognized tax benefits of $1.9 million; and (iv) the U.S. production activities deduction of $1.3 million.  These items were partially offset by tax settlements of $2.0 million and the provision for state income taxes, net of the federal benefit, of $1.3 million.

Plumbing & Refrigeration Segment

Net sales by the Plumbing and Refrigeration segment were $542.4 million in the six months ended June 26, 2010, which was approximately a 29 percent increase from $420.2 million for the same period in 2009.  The increase was due to increased selling prices resulting from higher average raw material costs.  This increase was partially offset by lower unit volume, mainly in copper tube and fittings, resulting primarily from continuing adverse conditions in the residential and commercial construction markets.  The $122.2 million increase in net sales consisted of approximately $132.3 million attributable to higher selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings; partially offset by approximately $18.7 million related to unit volume decreases in these same core product lines.  Cost of goods sold increased from $345.4 million in the first half of 2009 to $451.0 million in the first half of 2010.  This increase primarily resulted from increased raw material costs, partially offset by volume declines.  Also included in cost of goods sold for the six months ended June 26, 2010 is a $0.9 million provision to write-down certain inventories to the lower-of-cost-or-market.  Depreciation and amortization remained relatively consistent.  Selling, general, and administrative expense increased moderately by $0.3 million in the first half of 2010 due primarily to increased employment costs including incentive compensation.  During the first half of 2010, the Company settled the insurance claim related to a fire at its U.K. copper tube facility, resulting in a net gain of $21.3 million.  Operating income for the segment increased from $22.2 million in the first half of 2009 to $60.2 million in the first half of 2010 due primarily to the insurance settlement gain at the U.K. copper tube facility and improved unit spreads in many of the segment’s core product lines, offset partially by lower unit sales volume.

OEM Segment

Net sales for the OEM segment increased approximately 76 percent to $490.0 million in the six months ended June 26, 2010 from $278.3 million in the same period of 2009.  The increase was due primarily to higher selling prices resulting from increased average costs of raw material and increased volume resulting from improving economic conditions.  Of the $211.7 million increase in net sales, approximately $88.6 million was attributable to increased unit volume and $109.0 million was due to increased selling prices in the segment’s core product lines consisting primarily of brass rod, forgings, and commercial tube.  Cost of goods sold increased from $258.9 million in the first half 2009 to $435.1 million in the first half of 2010.  The increase was due primarily to increased sales volume, higher raw material costs, and higher aggregate conversion costs resulting from increased production.  Depreciation and amortization remained consistent.  Selling, general, and administrative expense increased $4.2 million to $14.7 million in the first half of 2010 due primarily to increased bad debt expense of $3.2 million and increased employment costs, including incentive compensation.  Operating income for the segment improved from $1.8 million in the first half of 2009 to operating income of $33.1 million in the first half of 2010 due primarily to increased sales volume and improved unit spreads across all of the segment’s core product lines.

Index

Liquidity and Capital Resources

Cash provided by operating activities during the six months ended June 26, 2010 totaled $32.4 million, which was primarily attributable to net income plus depreciation and increased current liabilities, partially offset by increased receivables.  The increases in receivables and current liabilities primarily resulted from the increased cost of raw materials and moderate unit sales increases in certain businesses during 2010.  Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.  During the first half of 2010, the average Comex copper price was approximately $3.24 per pound, which represents a 74 percent increase over the average price during the first half of 2009.  This increase in the price of cathode has also resulted in sharp increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.  The Company also received the remaining insurance proceeds related to the fire at its U.K. copper tube facility, of which approximately $5.6 million represented coverage for business interruption and reimbursement of cleaning and other noncapital expenditures.

During the first half of 2010, cash provided by investing activities totaled $8.5 million.  The net cash inflow resulted from insurance proceeds of approximately $17.7 million related to the property and equipment damage claim with respect to the Company’s U.K. copper tube facility, partially offset by $9.3 million of capital expenditures.  Cash provided by financing activities during the first half of 2010 totaled $11.4 million, which consisted of the net increase in Mueller-Xingrong’s working capital debt facility of $16.4 million, proceeds from the exercise of stock options of $2.5 million, offset by dividends paid totaling $7.5 million.

The Company has significant environmental remediation obligations.  These obligations are long-term in nature and performance of these obligations is expected to occur over a minimum of 20 years.  Cash used for environmental remediation activities was approximately $1.2 million during the first half of 2010.  This amount included $0.7 million related to the cleaning of contaminants at the U.K. copper tube facility after settlement of the insurance claim, which is now substantially complete.  The Company expects to spend approximately $0.7 million for the remainder of 2010 for ongoing environmental remediation activities.  The timing of payment to settle the Southeast Kansas Sites and the Eureka Mills Site matters is not known.  The total amount reserved for these matters is $12.0 million of which $2.5 million was reserved in the second quarter of 2010 in respect to the Eureka Mills Site.

The Company has a $200 million unsecured line of credit (Credit Facility) which expires in December 2011.  At June 26, 2010, the Company had no borrowings against the Credit Facility.  The Credit Facility backed approximately $10.3 million in letters of credit at the end of the second quarter of 2010.  As of June 26, 2010, the Company’s total debt was $199.0 million or 20 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of June 26, 2010, the Company was in compliance with all of its debt covenants.

The Company declared and paid a regular quarterly cash dividend of ten cents per common share in the first and second quarters of 2010.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.  On November 1, 2010, the Company will pay approximately $4.4 million in interest on the Debentures that remain outstanding.

Management believes that cash provided by operations and currently available cash of $397.2 million will be adequate to meet the Company’s normal future capital expenditures and operational needs.  The Company’s current ratio was 4.0 to 1 at June 26, 2010.

Index

The Company’s Board of Directors has extended, until October 2010, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 26, 2010, the Company had repurchased approximately 2.4 million shares under this authorization.  In addition, the Company may repurchase portions of its 6% Subordinated Debentures through open market transactions or through privately negotiated transactions.

There have been no significant changes in the Company’s contractual cash obligations reported at December 26, 2009.

Non-GAAP Measurements

During the six months ended June 26, 2010, the Company recognized a settlement of $21.3 million (or 58 cents per diluted share after tax) on the receipt of proceeds from an insurance claim pertaining to the 2008 fire at its U.K. copper tube facility.  The following table shows the Company’s computation of earnings without insurance settlement for the six months ended June 26, 2010.  Earnings without insurance settlement is a measurement not derived in accordance with accounting principles generally accepted in the United States.  Excluding the insurance settlement is useful as it measures the operating results that are the outcome of daily operating decisions made in the normal course of business.  The insurance settlement resulted from final reimbursement for losses claimed as a result of the fire, the results of which are not impacted by daily operations and are not expected to recur in future periods.  Reconciliation of earnings with insurance settlement to net income attributable to the Company is as follows:

(In thousands)	For the Six Months Ended June 26, 2010
	As Reported	Impact of Insurance Settlement	Pro forma Without Insurance Settlement

Operating income	$76,030	$(21,296)	$54,734

Interest expense	(5,496)	—	(5,496)
Other expense, net	(2,378)	—	(2,378)

Income before income taxes	68,156	(21,296)	46,860
Income tax expense (a)	(17,320)	(618)	(17,938)

Consolidated net income	50,836	(21,914)	28,922

Less net income attributable to noncontrolling interest	(1,320)	—	(1,320)

Net income attributable to Mueller Industries, Inc.	$49,516	$(21,914)	$27,602

Diluted earnings per share	$1.31	$(0.58)	$0.73

(a) Realization of this insurance settlement resulted in a tax benefit primarily from the utilization of U.K. net operating losses that were previously unrecognized.

Index

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with these fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At June 26, 2010, the Company held open futures contracts to purchase approximately $8.9 million of copper through December 2010 related to fixed-price sales orders.

Futures contracts may also be used to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated other comprehensive income and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  At June 26, 2010, the Company held no open futures contracts to purchase natural gas.

Interest Rates

At June 26, 2010, the Company had variable-rate debt outstanding of $50.8 million, the majority of which related to the debt issued by Mueller-Xingrong.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows.  The primary interest rate exposure on floating-rate debt is based on LIBOR and on the base-lending rate published by the People’s Bank of China.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are generally not material; however, the Company may utilize certain futures or forward contracts to hedge such transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders’ equity as a component of comprehensive income and reflected in earnings upon collection of receivables.  At June 26, 2010, the Company had open forward contracts with a financial institution to sell approximately 1.7 million Canadian dollars through August 2010.

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

Index

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 26, 2010 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending June 26, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

General

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business.  Additionally, the Company may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Consolidated Financial Statements.

Health and Safety Matters

On January 25, 2010, the Company received Citations and a Notification of Penalties from the Occupational Safety and Health Administration (OSHA) proposing civil penalties totaling approximately $0.7 million for various health and safety violations following inspections in 2009 of certain plants operated by subsidiaries in Fulton, Mississippi.  The Company has reached a resolution of these matters and is currently in the process of finalizing an agreement with OSHA.  The total penalties have been reduced to approximately $0.4 million.

Additionally, plants in Arkansas, Florida and Tennessee were inspected by OSHA and/or the Tennessee Division of Occupational Safety and Health resulting in proposed penalties.  These matters have all been resolved as of this filing.

The resolution of these matters did not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Index

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

On July 9, 2010, all parties to the Indirect-Purchaser ACR Tube Action filed with the court a Stipulation for Dismissal with Prejudice (the Stipulation) and related motion (the Motion) pursuant to which the parties seek a dismissal with prejudice of the Indirect-Purchaser ACR Tube Action.  The Stipulation and Motion remain pending before the court.

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

On April 20, 2010, plaintiffs filed with the court overseeing the Indirect-Purchaser Copper Tube Action a Stipulation for Dismissal with Prejudice (the California Stipulation) pursuant to the class-action settlement filed in the Indirect-Purchaser Plumbing Tube Action discussed in the following section.  The California Stipulation sought a court order of dismissal and, on April 29, 2010, the court dismissed the case in its entirety with prejudice.

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

As a result of these findings, exports of subject goods to Canada by the Company made on or after October 20, 2006 have been subject to antidumping measures.  Under Canada’s system of prospective antidumping enforcement, the CBSA has issued normal values to the Company.  Antidumping duties will be imposed on the Company only to the extent that the Company’s future exports of copper pipe fittings are made at net export prices which are below these normal values.  If net export prices for subject goods exceed normal values, no antidumping duties will be payable.  These measures will remain in place for five years, at which time an expiry review will be conducted by Canadian authorities to determine whether these measures should be maintained for another five years or allowed to expire.

On April 1, 2010, the CBSA completed a review process pursuant to which revised normal values were issued to exporters of subject goods, including the Company.  Given the level of the newly revised normal values relative to the normal values and selling prices of the Company's competitors in Canada, the Company's sales of subject goods in Canada may increase or decrease relative to prior levels.  In any event, given the small percentage of its products that are sold for export to Canada, the Company does not anticipate any material adverse effect on its financial condition, results of operations or cash flows as a result of the antidumping case in Canada.

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

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico to determine the final antidumping duties owed on U.S. imports during the period November 1, 2007 through October 31, 2008 by certain subsidiaries of the Company.  On April 19, 2010, DOC published the final results of this review and assigned Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) an antidumping duty rate of 48.33 percent.  The Company has appealed the final determination to the U.S. Court of International Trade.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review.  The Company established a reserve in 2009 of approximately $4.2 million for this matter.

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

Index

United States Department of Commerce and United States International Trade Commission Antidumping Investigations

On September 30, 2009, two subsidiaries of Mueller Industries, Inc., along with Cerro Flow Products, Inc. and KobeWieland Copper Products, LLC (collectively, Petitioners), jointly filed antidumping petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that imports of seamless refined copper pipe and tube from China and Mexico (subject imports) were being sold at less than fair value and were causing material injury (and threatening material injury) to the domestic industry.  On October 21, 2009, the DOC announced its decision to initiate antidumping investigations, corroborating Petitioners' allegations that imports from China were being unfairly traded in the U.S. market.  On November 13, 2009, the ITC announced its unanimous determination that there is a reasonable indication that the domestic industry is materially injured or threatened with material injury by reason of subject imports.  As a result of this determination, the DOC commenced antidumping investigations of Chinese and Mexican producers.

On May 12, 2010, the DOC published its preliminary affirmative determinations, finding antidumping rates from 29.52 percent to 30.90 percent for Mexico, and from 10.26 percent to 60.50 percent for China.  As a result, U.S. importers of subject imports are now required to post bonds or cash deposits at these preliminary rates.  The DOC is expected to issue its final determinations by the end of September 2010.  If the DOC's final determinations are also affirmative, then the ITC will be required to issue a final determination of whether unfairly traded imports from China and Mexico have caused material injury (or threaten material injury) to the domestic industry.  If the ITC's final determination is affirmative, then antidumping orders are expected to issue by the end of 2010, resulting in the imposition of antidumping duty deposits on subject imports.

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

On September 5, 2008, Peter Berkman withdrew prior responses to discovery requests and asserted the Fifth Amendment privilege against self-incrimination as to all requests directed to him.  By that assertion, he took the position that his testimony about his actions would have the potential of exposing him to a criminal charge or criminal charges.  On October 24, 2008, the defendants filed a motion seeking leave to interpose an Amended Answer and Amended Counterclaims wherein Peter Berkman asserted the Fifth Amendment in response to the allegations in the complaint.  On December 19, 2008, the Company filed an answer to the Amended Counterclaims that included a new affirmative defense based on the assertion of the Fifth Amendment by Peter Berkman.

On October 3, 2008, in response to a motion to compel filed by the Company, the Court held, among other things, that Peter Berkman could not withhold documents on Fifth Amendment and attorney-client privilege grounds.  Peter Berkman moved for reconsideration of that order and his request was denied on November 19, 2008.  On December 10, 2008, Peter Berkman moved to file an interlocutory appeal regarding the Court’s ruling on the Company’s motion to compel.  On January 7, 2009, the motion for interlocutory appeal was granted and the Court found Peter Berkman in contempt for resisting discovery.  On February 6, 2009, Peter Berkman filed a notice of appeal with the Illinois Appellate Court, Second Judicial District.  All appellate briefs were submitted, oral argument took place on September 29, 2009, and a publicly available decision was rendered on March 23, 2010.  In that decision, the Illinois Appellate Court concluded that (i) Peter Berkman was not entitled to withhold documents on attorney-client privilege grounds that were created during the period that Katten Muchin Rosenman LLP represented both the Company and Peter Berkman, (ii) certain documents withheld on attorney-client privilege grounds needed to be submitted to the trial court for an in camera review to assess the applicability of the crime-fraud exception to the attorney-client privilege, and (iii) documents Peter Berkman withheld on Fifth Amendment grounds needed to be submitted to the trial court for an in camera review. Since obtaining this ruling, Peter Berkman unsuccessfully moved for a rehearing before the Illinois Appellate Court as to certain aspects of its decision and has filed a petition for leave to appeal to the Illinois Supreme Court which is pending and which the Company has opposed.

Index

On December 15, 2009, the parties exchanged reports prepared by their respective damages experts wherein the Company asserted a claim totaling $17.2 million, not including punitive damages, and defendants asserted a claim totaling $38.0 million.  The parties also exchanged rebuttal damages expert reports on March 5, 2010.   The Company believes that the counterclaims are without merit and that defendants are not entitled to the damages being sought.  Consequently, the Company intends to defend the counterclaims vigorously. The Company does not anticipate any material adverse effect on its financial condition, results of operations or cash flows as a result of this employment litigation matter.

Environmental Matters

Operating properties:

There have been no material changes with respect to environmental matters involving the Company for its operating properties since December 26, 2009.

Non-operating properties:

Eureka Mills Site

In November 2008, the Company received a general notice of liability and second request for information under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) from the U.S. Environmental Protection Agency (EPA) concerning the Eureka Mills Superfund Site (the Eureka Mills Site) located in Juab County, Utah.  The Eureka Mills Site is an area where mining and milling of various metals occurred over the course of several decades.  The EPA has been investigating and remediating contamination associated with these activities.  The Company’s connection to the Eureka Mills Site appears to be through land within the Eureka Mills Site that was owned by Sharon Steel Corporation (Sharon), its predecessor and a 1979 transaction with UV Industries (UV) in which Sharon allegedly assumed certain of UV’s liabilities.  In 2001, the Company responded to an earlier request for information concerning milling activities stating that it was not responsible for any such activities at the Eureka Mills Site.  The recent request for information concerns historic mining activities.  In responding to EPA’s November 2008 letter and also to a recent third request for information received in March 2009, the Company stated that it does not believe it is liable for the contamination.  The Company has agreed to suspend temporarily the running of the time period during which the EPA must bring a lawsuit and outside counsel for the Company and the federal and state governments have negotiated a tentative settlement for $2.5 million that is subject to management review on both sides.  If approved by the Company’s board of directors and management at the Department of Justice, the settlement would be subject to public comment and court review before being entered as a consent decree.  The Company recognized a charge of $2.5 million for this matter in the second quarter of 2010.

Index

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

In March 2010, Congress passed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (the Acts).  Among other things, the Acts contain provisions that will affect employer-sponsored health care plans, impose excise taxes on certain plans, and reduce the tax benefits available to employers that receive the Medicare Part D subsidy.  The Company is currently reviewing provisions of the Acts and their impact on its company-sponsored plans.  Costs associated with compliance of the Acts are currently unable to be estimated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2010, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 26, 2010, the Company had repurchased approximately 2.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended June 26, 2010.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

					7,647,030	(1)

March 28, 2010 – April 24, 2010	248	(2)	$28.58

April 25 – May 22, 2010	2,283	(2)	29.93

May 23 – June 26, 2010	—		—

(1) Shares available to be purchased under the Company's ten million share repurchase authorization until October 2010. The extension of the authorization was announced on October 21, 2009.

(2) Shares tendered to the Company by employee stock option holders in payment of the option purchase price and/or withholding taxes upon exercise.

Index

Item 5. Other Information

Labor Relations Update

The U.A.W. Local 44, the union representing certain employees at the Company’s operations located in Port Huron, Michigan, and the Chauffeurs, Teamsters and Helpers Local 878, the union representing certain employees at the Company’s operations located in Wynne, Arkansas, accepted new labor contracts, which will expire in July 2013 and June 2014, respectively.

Item 6. Exhibits

19.1
Mueller Industries, Inc.’s Quarterly Report to Stockholders for the quarter ended June 26, 2010.  Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

Items 3 and 4 are not applicable and have been omitted.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER INDUSTRIES, INC.

/S/ Kent A. McKee
Kent A. McKee
July 23, 2010	Executive Vice President and
Date	Chief Financial Officer

/S/ Richard W. Corman
July 23, 2010	Richard W. Corman
Date	Vice President – Controller

Index

EXHIBIT INDEX

Exhibits	Description

19.1
Mueller Industries, Inc.’s Quarterly Report to Stockholders for the quarter ended June 26, 2010.  Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document