Form 10-Q
period 2010-09-25
MUELLER INDUSTRIES INC
filed 2010-10-21
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2010	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock outstanding as of October 20 2010, was 37,836,513

MUELLER INDUSTRIES, INC.

FORM 10–Q

For the Quarterly Period Ended September 25, 2010

__________________________

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

__________________________

Index

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
(In thousands, except per share data)

Net sales	$507,240	$419,890	$1,532,896	$1,114,248

Cost of goods sold	437,597	354,039	1,317,290	954,775
Depreciation and amortization	9,934	10,441	30,372	31,276
Selling, general, and administrative expense	28,810	27,593	99,601	89,067
Insurance settlement	12	—	(21,284)	—

Operating income	30,887	27,817	106,917	39,130

Interest expense	(3,072)	(2,435)	(8,568)	(7,553)
Other income (expense), net	30	(324)	(2,348)	688

Income before income taxes	27,845	25,058	96,001	32,265

Income tax expense	(9,098)	(6,246)	(26,418)	(9,796)

Consolidated net income	18,747	18,812	69,583	22,469

Less net loss (income) attributable to noncontrolling interest	162	(146)	(1,158)	(267)

Net income attributable to Mueller Industries, Inc.	$18,909	$18,666	$68,425	$22,202

Weighted average shares for basic earnings per share	37,710	37,474	37,657	37,253
Effect of dilutive stock-based awards	92	72	77	89

Adjusted weighted average shares for diluted earnings per share	37,802	37,546	37,734	37,342

Basic earnings per share	$0.50	$0.50	$1.82	$0.60

Diluted earnings per share	$0.50	$0.50	$1.81	$0.59

Dividends per share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 25, 2010	December 26, 2009
(In thousands, except share data)

Assets
Current assets:
Cash and cash equivalents	$400,116	$346,001
Accounts receivable, less allowance for doubtful accounts of $4,710 in 2010 and $5,947 in 2009	278,891	228,739
Inventories	190,243	191,262
Other current assets	34,631	42,841

Total current assets	903,881	808,843

Property, plant, and equipment, net	235,079	250,395
Goodwill	102,250	102,250
Other assets	21,531	18,653

Total Assets	$1,262,741	$1,180,141

Liabilities
Current liabilities:
Current portion of debt	$23,437	$24,325
Accounts payable	80,140	73,837
Accrued wages and other employee costs	32,571	24,829
Other current liabilities	68,824	60,379

Total current liabilities	204,972	183,370

Long-term debt, less current portion	158,226	158,226
Pension and postretirement liabilities	43,589	44,320
Environmental reserves	25,671	23,268
Deferred income taxes	25,283	31,128
Other noncurrent liabilities	891	887

Total liabilities	458,632	441,199

Equity
Mueller Industries, Inc. stockholders’ equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 40,091,502; outstanding 37,836,513 in 2010 and 37,649,584 in 2009	401	401
Additional paid-in capital	262,743	262,166
Retained earnings	597,318	540,218
Accumulated other comprehensive loss	(33,999)	(36,104)
Treasury common stock, at cost	(49,438)	(53,514)

Total Mueller Industries, Inc. stockholders’ equity	777,025	713,167
Noncontrolling interest	27,084	25,775

Total equity	804,109	738,942

Commitments and contingencies	—	—

Total Liabilities and Equity	$1,262,741	$1,180,141

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 25, 2010	September 26, 2009
(In thousands)

Cash flows from operating activities
Consolidated net income	$69,583	$22,469
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	30,550	31,440
Stock-based compensation expense	2,185	1,892
Insurance settlement	(21,284)	—
Insurance proceeds – noncapital related	5,561	—
Loss on disposal of properties	252	975
Deferred income taxes	(8,386)	(2,012)
Income tax benefit from exercise of stock options	(89)	(189)
Gain on early retirement of debt	—	(128)
Changes in assets and liabilities:
Receivables	(50,810)	(3,030)
Inventories	2,800	35,339
Other assets	6,158	4,152
Current liabilities	21,562	(6,229)
Other liabilities	2,839	(337)
Other, net	(225)	17

Net cash provided by operating activities	60,696	84,359

Cash flows from investing activities
Capital expenditures	(14,210)	(11,002)
Business acquired	(2,021)	—
Insurance proceeds for property and equipment	17,703	—
Net withdrawals from restricted cash balances	1,649	12,806
Proceeds from the sales of properties	26	611

Net cash provided by investing activities	3,147	2,415

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(11,300)	(11,186)
Repayment of debt by joint venture, net	(1,097)	(11,813)
Repayments of long-term debt	—	(370)
Dividends paid to noncontrolling interest	—	(1,449)
Acquisition of treasury stock	(85)	(416)
Issuance of shares under incentive stock option plans from treasury	2,463	8,678
Income tax benefit from exercise of stock options	89	189

Net cash used in financing activities	(9,930)	(16,367)

Effect of exchange rate changes on cash	202	4,607

Increase in cash and cash equivalents	54,115	75,014
Cash and cash equivalents at the beginning of the period	346,001	278,860

Cash and cash equivalents at the end of the period	$400,116	$353,874

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

Note 1 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.  Approximately 1.4 million stock options were excluded from the computation of diluted earnings per share for the quarter and nine-month period ended September 25, 2010, since the options’ exercise prices were higher than the average market price of the Company’s stock.

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

Environmental Matters

The Company has significant ongoing environmental remediation obligations.  The vast majority of these obligations relate to properties transferred to the Company as part of a court-ordered bankruptcy reorganization in 1990.  Ongoing costs and expenses with respect to these sites are classified as non-operating.  Additionally, costs and expenses associated with the Southeast Kansas Sites and the Eureka Mills Site are also classified as non-operating.  These expenses are recorded as a component of other income (expense), net in the Condensed Consolidated Statements of Income.  Costs and expenses associated with operating properties such as the Mueller Copper Tube Products site in Wynne, Arkansas are classified as a component of cost of goods sold.

Operating properties:

There have been no material changes with respect to environmental matters involving the Company for its operating properties since December 26, 2009.

Index

Non-operating properties:

Eureka Mills Site

In November 2008, the Company received a general notice of liability and second request for information under The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA) from the U.S. Environmental Protection Agency (EPA) concerning the Eureka Mills Superfund Site (the Eureka Mills Site) located in Juab County, Utah.  The Eureka Mills Site is an area where mining and milling of various metals occurred over the course of several decades.  The EPA has been investigating and remediating contamination associated with these activities.  The Company’s connection to the Eureka Mills Site is through land within the site that was owned by Sharon Steel Corporation (Sharon), its predecessor, and a 1979 transaction with UV Industries (UV) in which Sharon allegedly assumed certain of UV’s liabilities.  On October 5, 2010, the United States on behalf of EPA and the State of Utah filed a complaint with the United States District Court for Utah under Section 107(a) of CERCLA, for the recovery of costs for responding to releases or threatened releases of hazardous substances at the Eureka Mills Site.  Plaintiffs simultaneously lodged with the Court a proposed Consent Decree with the Company which if approved by the Court will resolve all allegations of the complaint in exchange for payments totaling $2.5 million.  Following lodging with the Court, notice of the proposed Consent Decree will be published in the Federal Register for a thirty (30) day public comment period.  After the comment period, the Plaintiffs will either notify the Court of their withdrawal of the proposed Consent Decree or move the Court to enter the proposed Consent Decree.  The Company recognized a charge of $2.5 million for this matter in the second quarter of 2010.

Health and Safety Matters

On January 25, 2010, the Company received Citations and a Notification of Penalties from the Occupational Safety and Health Administration (OSHA) proposing civil penalties totaling approximately $0.7 million for various health and safety violations following inspections in 2009 of certain plants operated by subsidiaries in Fulton, Mississippi.  The Company has executed a final agreement with OSHA and the penalties have been reduced to approximately $0.4 million.  The resolution of these matters did not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Copper Tube Antitrust Litigation

The Company has been named as a defendant in certain pending or recently dismissed litigations (the Copper Tube Actions) brought by direct and indirect purchasers of copper tube.  The Copper Tube Actions allege anticompetitive activities with respect to the sale of copper plumbing tubes and/or copper tubes used in, among other things, the manufacturing of air-conditioning and refrigeration units.  The Copper Tube Actions seek or sought monetary and other relief.  The Company believes that the claims for relief are without merit.  Due to the procedural stage of the Copper Tube Actions, the Company is unable to determine the likelihood of a materially adverse outcome in the Copper Tube Actions or the amount or range of a potential loss in the Copper Tube Actions.

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

On October 3, 2008, in response to a motion to compel filed by the Company, the Court held, among other things, that Peter Berkman could not withhold documents on Fifth Amendment and attorney-client privilege grounds.  Peter Berkman moved for reconsideration of that order and his request was denied on November 19, 2008.  On December 10, 2008, Peter Berkman moved to file an interlocutory appeal regarding the Court’s ruling on the Company’s motion to compel.  On January 7, 2009, the motion for interlocutory appeal was granted and the Court found Peter Berkman in contempt for resisting discovery.  On February 6, 2009, Peter Berkman filed a notice of appeal with the Illinois Appellate Court, Second Judicial District.  All appellate briefs were submitted, oral argument took place on September 29, 2009, and a publicly available decision was rendered on March 23, 2010.  In that decision, the Illinois Appellate Court concluded that (i) Peter Berkman was not entitled to withhold documents on attorney-client privilege grounds that were created during the period that Katten Muchin Rosenman LLP represented both the Company and Peter Berkman, (ii) certain documents withheld on attorney-client privilege grounds needed to be submitted to the trial court for an in camera review to assess the applicability of the crime-fraud exception to the attorney-client privilege, and (iii) documents Peter Berkman withheld on Fifth Amendment grounds needed to be submitted to the trial court for an in camera review. Since obtaining this ruling, Peter Berkman unsuccessfully moved for a rehearing before the Illinois Appellate Court as to certain aspects of its decision and filed a petition for leave to appeal to the Illinois Supreme Court which was denied.  On October 21, 2010, Peter Berkman will be providing documents withheld on Fifth Amendment grounds to the trial court for its in camera review pursuant to the Illinois Appellate Court’s decision.

On December 15, 2009, the parties exchanged reports prepared by their respective damages experts wherein the Company asserted a claim totaling $17.2 million, not including punitive damages, and defendants asserted a claim totaling $38.0 million.  The parties also exchanged rebuttal damages expert reports on March 5, 2010.  The Company believes that the counterclaims are without merit and that defendants are not entitled to the damages being sought.  Consequently, the Company intends to defend the counterclaims vigorously.  The trial court scheduled trial to begin on January 31, 2011.  The Company does not anticipate any material adverse effect on its financial condition, results of operations or cash flows as a result of this employment litigation matter.

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

Index

Other

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the Company’s guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s line of credit facility.  The maximum potential amount of future payments the Company could have been required to make under its guarantees at September 25, 2010 was $9.8 million.

Note 3 – Insurance Claims

U.K. Copper Tube Facility

In November 2008, the Company’s copper tube facility in Bilston, Great Britain, was damaged by fire.  Production was curtailed for approximately four weeks to make certain necessary, temporary repairs.  Additionally, certain production equipment and portions of building structures were extensively damaged.  These losses were covered by property and business interruption insurance.  During 2010, the Company settled the claim with its insurer for total proceeds of $35.3 million, net of the deductible of $0.5 million.  As a result of the settlement with its insurer, all proceeds received and all costs previously deferred (which were recorded as a receivable in prior periods) were recognized, resulting in an initial net pre-tax gain of $22.5 million.  This amount was recognized in the first quarter of 2010.  During the second and third quarters of 2010, the Company incurred additional costs related to the rehabilitation of the facility.  As a result, the Company recognized expenses of $1.2 million in the second and third quarters of 2010, which were offset against the insurance gain.

The Company received cash advances of $4.7 million in 2008 and $7.3 million in 2009 from its insurer, and received $23.3 million of proceeds in the first quarter of 2010 with the final settlement.  Of the $23.3 million proceeds received in 2010, $17.7 million was classified as investing activities in the Condensed Consolidated Statements of Cash Flows representing the estimated amount of proceeds received for damaged building structures and equipment.  All other receipts were classified as operating activities as they reflect the estimated amounts received for business interruption insurance and reimbursement of incremental cleaning and other noncapital costs.  Rehabilitation of the facility is substantially complete and the Company does not expect to incur additional expenses related to the U.K. fire.

Fulton, Mississippi Copper Tube Facility

In July 2009, there was an explosion at the Company’s copper tube facility in Fulton, Mississippi.  Production was curtailed for approximately one week for cleanup and repairs to building structures.  Certain production equipment was also extensively damaged.  The total value of the loss, including business interruption, cannot be estimated at this time, but is expected to be covered by property and business interruption insurance.  During 2009, the Company received an advance of $1.0 million from its insurer to cover incremental expenses (net of the insurance deductible of $0.5 million).  The Company recorded this cash advance in other current liabilities net of cleanup and repair costs of approximately $1.1 million.  The Company has not recognized potential gains arising from property damage or business interruption insurance in the Condensed Consolidated Statements of Income related to this matter, and will not do so until final settlement of the insurance claim.

Index

Note 4 – Inventories

	September 25, 2010	December 26, 2009
(In thousands)

Raw materials and supplies	$20,658	$32,593
Work-in-process	44,625	37,923
Finished goods	129,780	126,184
Valuation reserves	(4,820)	(5,438)

Inventories	$190,243	$191,262

The Company has partially liquidated inventories valued using the last-in, first-out (LIFO) method during the first nine months of 2010.  The Company expects to replenish these inventories by the end of 2010 and, as such, has not recognized the effects of liquidating LIFO layers.  In the event these inventories are not replenished, due to lack of availability or operational reasons, the Company would recognize a reduction to cost of goods sold of approximately $24.4 million from the liquidation of LIFO layers based on quarter-end quantities.

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

Index

Summarized segment information is as follows:

(In thousands)	For the Quarter Ended September 25, 2010
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$282,735	$228,981	$(4,476)	$507,240

Cost of goods sold	245,013	196,894	(4,310)	437,597
Depreciation and amortization	6,082	3,594	258	9,934
Selling, general, and administrative expense	20,117	5,499	3,194	28,810
Insurance settlement	12	—	—	12

Operating income	11,511	22,994	(3,618)	30,887

Interest expense				(3,072)
Other income, net				30

Income before income taxes				$27,845

(In thousands)	For the Quarter Ended September 26, 2009
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$240,878	$181,621	$(2,609)	$419,890

Cost of goods sold	199,979	156,366	(2,306)	354,039
Depreciation and amortization	6,623	3,553	265	10,441
Selling, general, and administrative expense	18,290	5,172	4,131	27,593

Operating income	15,986	16,530	(4,699)	27,817

Interest expense				(2,435)
Other expense, net				(324)

Income before income taxes				$25,058

Index

Segment information (continued):

(In thousands)	For the Nine Months Ended September 25, 2010
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$825,114	$718,965	$(11,183)	$1,532,896

Cost of goods sold	695,987	631,988	(10,685)	1,317,290
Depreciation and amortization	18,895	10,700	777	30,372
Selling, general, and administrative expense	59,806	20,220	19,575	99,601
Insurance settlement	(21,284)	—	—	(21,284)

Operating income	71,710	56,057	(20,850)	106,917

Interest expense				(8,568)
Other expense, net				(2,348)

Income before income taxes				$96,001

(In thousands)	For the Nine Months Ended September 26, 2009
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$661,035	$459,898	$(6,685)	$1,114,248

Cost of goods sold	545,332	415,227	(5,784)	954,775
Depreciation and amortization	19,829	10,641	806	31,276
Selling, general, and administrative expense	57,675	15,715	15,677	89,067

Operating income	38,199	18,315	(17,384)	39,130

Interest expense				(7,553)
Other income, net				688

Income before income taxes				$32,265

Index

Note 6 – Comprehensive Income

Comprehensive income is as follows:

	For the Quarter Ended		For the Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
(In thousands)

Consolidated net income	$18,747	$18,812	$69,583	$22,469

Other comprehensive income (loss), net of tax:
Foreign currency translation	5,801	(6,079)	567	12,011
Net change with respect to derivative instruments and hedging activities	333	331	143	6,152
Other, net	(217)	552	1,545	(79)

Total other comprehensive income (loss)	5,917	(5,196)	2,255	18,084

Comprehensive income	24,664	13,616	71,838	40,553
Less comprehensive income attributable to noncontrolling interest	(34)	(161)	(1,309)	(2,234)

Comprehensive income attributable to Mueller Industries, Inc.	$24,630	$13,455	$70,529	$38,319

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in foreign subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar.  During 2010, the change in the foreign currency translation amounts primarily resulted from changes in value in the British pound sterling.  The value of the British pound sterling increased approximately 5 percent relative to the U.S. dollar during the third quarter of 2010.  During the third quarter of 2009, the foreign currency translation adjustment was affected by the decrease in the value of the British pound sterling of approximately 3 percent and the decrease in value of the Mexican peso of approximately 1 percent relative to the U.S. dollar.  These decreases were partially offset by the increase in the value of the Canadian dollar of approximately 6 percent relative to the U.S. dollar during the third quarter of 2009.  During the nine months ended September 26, 2009, the value of the British pound sterling increased approximately 9 percent, the value of the Mexican peso increased approximately 2 percent, and the Canadian dollar increased approximately 12 percent relative to the U.S. dollar.

Note 7 – Debt

On July 16, 2010, Mueller–Xingrong extinguished its RMB 267 million, or approximately $39.1 million, revolving credit facility and simultaneously entered into a new credit facility with a syndicate of four banks establishing a secured RMB 330 million, or approximately $48.3 million, revolving credit facility with a maturity date of July 16, 2011.

Index

Note 8 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
(In thousands)

Pension benefits:
Service cost	$149	$274	$447	$835
Interest cost	2,206	2,221	6,617	6,881
Expected return on plan assets	(2,706)	(2,878)	(8,119)	(8,622)
Amortization of prior service cost	74	76	221	229
Amortization of net loss	452	122	1,357	658

Net periodic benefit cost (income)	$175	$(185)	$523	$(19)

Other benefits:
Service cost	$68	$59	$202	$176
Interest cost	318	302	953	905
Amortization of prior service cost	1	1	2	2
Amortization of net loss	39	41	117	125

Net periodic benefit cost	$426	$403	$1,274	$1,208

The Company anticipates contributing to its pension plans approximately $1.5 million for 2010.  During the first nine months of 2010, the Company made contributions of approximately $1.1 million to certain pension plans.

Note 9 – Income Taxes

The Company’s effective tax rate for the third quarter of 2010 was 33 percent compared with 25 percent for the same period last year.  The effective tax rate for the third quarter of 2010 is lower than the U.S. federal statutory rate of 35 percent primarily due to the U.S. production activities deduction.

The Company’s effective tax rate for the first nine months of 2010 was 28 percent compared with 30 percent for the same period last year.  Factors that explain the difference between the effective tax rate and the U.S. federal statutory tax rate of 35 percent include: (i) the release of a valuation allowance of $5.5 million, or 15 cents per diluted share, due to the expectation that certain deferred tax assets in a foreign jurisdiction will be utilized; (ii) the tax benefit of the U.S. production activities deduction of $2.5 million; (iii) the $2.3 million effect of operating in foreign jurisdictions where the tax rate is generally lower than the U.S. federal statutory tax rate; and (iv) decreases in unrecognized tax benefits of $1.0 million.  These items were partially offset by audit settlements of $2.0 million and the provision for state income taxes, net of the federal benefit, of $2.2 million.

Due to ongoing federal and state income tax audits and potential lapses of the statutes of limitations in various taxing jurisdictions, it is reasonably possible that unrecognized tax benefits may decrease in the next twelve months by up to $2.3 million.  Total unrecognized tax benefits including derecognized deferred tax assets at the end of third quarter were $10.2 million, without consideration of any applicable federal benefit, including $0.9 million of accrued interest and penalties.  Of the $10.2 million, up to $7.4 million could impact the effective tax rate, if recognized.

Index

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions.  The statute of limitations is open for the Company’s federal tax return and most state income tax returns for 2007 and all subsequent years.  The statutes of limitations for certain state and foreign returns are open for earlier tax years due to ongoing audits and differing statute periods.  The Internal Revenue Service concluded an audit of the Company’s 2007 federal income tax return during 2010, the results of which were immaterial.  While the Company believes that it is adequately reserved for possible future audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

Note 10 – Other Income (Expense), Net

	For the Quarter Ended		For the Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
(In thousands)

Interest income	$290	$242	$573	$1,023
Gain on early retirement of debt	—	—	—	128
Loss on disposal of properties, net	(88)	(715)	(252)	(975)
Environmental expense, non-operating properties	(261)	(32)	(3,099)	(360)
Other	89	181	430	872

Other income (expense), net	$30	$(324)	$(2,348)	$688

Note 11 – Derivative Instruments and Hedging Activities

Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  The Company occasionally enters into forward fixed-price arrangements with certain customers; the risk of these arrangements is generally managed with commodity futures contracts.  The Company accounts for these futures contracts in accordance with ASC 815, Derivatives and Hedging (ASC 815).  These futures contracts have been designated as cash flow hedges.  The fair value of open futures contracts are recognized as a component of accumulated other comprehensive income until the position is closed which corresponds to the period when the related hedged transaction is recognized in earnings.  Should these contracts no longer meet hedge criteria in accordance with ASC 815, either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge would be immediately reclassified from accumulated other comprehensive income into earnings.  In the next twelve months, the Company will reclassify into earnings realized gains or losses of cash flow hedges; at September 25, 2010, the net fair value of these contracts was $509 thousand.

At September 25, 2010, the Company held open futures contracts to purchase approximately $6.8 million of copper over the next six months related to fixed price sales orders.  The fair value of those futures contracts was a $623 thousand gain position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820, Fair Value Measurements and Disclosures).

Index

Derivative instruments designated as cash flow hedges under ASC 815 are reflected in the Condensed Consolidated Financial Statements as follows:

	September 25, 2010
	Location		Fair value
(In thousands)

Commodity contracts	Other current assets:	Gain positions	$625
	Other current assets:	Loss positions	$2

	December 26, 2009
	Location		Fair value
(In thousands)

Commodity contracts	Other current assets:	Gain positions	$374

The following tables summarize activities related to the Company’s derivative instruments, classified as cash flow hedges in accordance with ASC 815:

	Gain (Loss) Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Quarter Ended		For the Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
(In thousands)

Commodity contracts (1)	$402	$1,357	$870	$3,732

(1) Includes noncontrolling interest of $88 thousand and $345 thousand for the nine months ended September 25, 2010 and September 26, 2009, respectively.

	(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
	For the Quarter Ended		For the Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
(In thousands)

Commodity contracts:
Cost of goods sold	$(69)	$(1,026)	$(727)	$2,420

Index

The Company enters into futures contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts through September 25, 2010 is not material to the Condensed Consolidated Statements of Income.

The Company does not offset fair value of amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At September 25, 2010 the Company had recorded restricted cash of $124 thousand related to open futures contracts.

Note 12 – Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.  At September 25, 2010 and December 26, 2009, the fair value of the Company’s debt was estimated at $180.9 million and $181.8 million, respectively, primarily using market yields and taking into consideration the underlying terms of the debt.  Such fair value was less than the carrying value of debt at September 25, 2010 and December 26, 2009 by $0.7 million.

Note 13 – Acquisition

On August 6, 2010 the Company purchased certain assets from Linesets, Inc., a manufacturer of assembled line sets with operations in Phoenix, Arizona and Atlanta, Georgia.  This acquisition expands the Company’s current line sets business, a part of the Plumbing & Refrigeration segment.  The purchase price of approximately $2.1 million was allocated primarily to inventory and machinery and equipment.

Note 14 – Recently Issued Accounting Standards

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

The majority of the Company’s manufacturing facilities operated at significantly below capacity during 2009 due to the reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  There has been improvement in demand in certain product lines during 2010, but the Company’s overall production levels are still significantly less than capacity.  The U.S. residential and commercial construction market continues to be adversely affected by the economic downturn.  Actual housing starts for the first nine months of 2010 reflect modest improvement over 2009.  Per the U.S. Census Bureau, actual new housing starts in the U.S. were 467 thousand in the first nine months of 2010, which was an 8 percent increase compared with 431 thousand in the first nine months of 2009.  The September 2010 seasonally adjusted annual rate of new housing starts was 610 thousand compared with 586 thousand for September 2009, which is a 4 percent increase.  According to the U.S. Census Bureau, the August 2010 seasonally adjusted annual rate of Nonresidential Value of Construction Put in Place was $259.7 billion, which was a 24 percent decrease from the revised August 2009 rate of $342.6 billion.

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

Earnings and profitability are also impacted by unit volumes that are subject to market trends, such as substitute products and imports, and market share.  In its core product lines, the Company intensively manages its pricing structure while attempting to maximize its profitability.  From time-to-time, this practice results in lost sales opportunities and lower volume.  Plastic plumbing systems are the primary substitute product; these products represent an increasing share of consumption.  U.S. consumption of copper tubing is still predominantly supplied by U.S. manufacturers, although imports from Mexico can be a significant factor.  In recent years, brass rod consumption in the U.S. has declined due to the outsourcing of many manufactured products from offshore regions.

Results of Operations

Third Quarter 2010 compared with Third Quarter 2009

During the third quarter of 2010, the Company’s net sales were $507.2 million, which compares with net sales of $419.9 million over the same period of 2009.  The increase during the period was due primarily to increased selling prices resulting from the increased average cost of raw material, which is generally passed on to customers.  The Comex average price of copper, the Company’s principal raw material, was $3.30 per pound in the third quarter of 2010, compared with $2.67 per pound for the same period of 2009.  The Company also experienced slight increases in unit sales volume.

Cost of goods sold increased from $354.0 million in the third quarter of 2009 to $437.6 million in the same period of 2010.  The increase was primarily due to the increased average cost of raw material, volume increases, and increased aggregate conversion costs as a result of increased production.  Depreciation and amortization remained relatively consistent.  Selling, general, and administrative expense was $28.8 million for the third quarter of 2010 compared with $27.6 million for the same period of 2009.  The increase was primarily due to increased incentive compensation resulting from improved overall operating performance partially offset by reduced professional fees.

Interest expense for the third quarter of 2010 increased to $3.1 million from $2.4 million for the same period of 2009.  This increase was due to increased borrowings by Mueller–Xingrong to fund operations.  Other income (expense), net was $30 thousand income in the third quarter of 2010 compared with expense of $0.3 million for the third quarter of 2009.  The difference is primarily due to losses on disposal of properties in 2009.

The Company’s effective tax rate for the third quarter of 2010 was 33 percent compared with 25 percent for the same period last year.  The effective rate for the third quarter of 2010 is lower than the U.S. federal statutory rate of 35 percent primarily due to the U.S. production activities deduction.

Index

Plumbing & Refrigeration Segment

Net sales by the Plumbing & Refrigeration segment were $282.7 million in the third quarter of 2010, which was approximately an 17 percent increase from $240.9 million for the same period in 2009.  The increase was due to increased selling prices resulting from higher average raw material costs.  Domestic unit volumes increased slightly which were partially offset by volume decreases in the European and Mexican operations.  Volumes continue to reflect adverse conditions in the residential and commercial construction markets.  Of the $41.8 million increase in net sales, approximately $31.4 million was attributable to higher selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings and approximately $8.1 million related to unit volume increases in these same core product lines.  Cost of goods sold increased from $200.0 million in the third quarter of 2009 to $245.0 million in the third quarter of 2010.  This increase primarily resulted from increased raw material costs and increased volume.  Depreciation and amortization decreased approximately $0.5 million reflecting certain assets becoming fully depreciated.  Selling, general, and administrative expense increased to $20.1 million in the third quarter of 2010 from $18.3 million in the third quarter of 2009 due primarily to increased professional fees and increased employment costs including incentive compensation.  Operating income for the segment decreased from $16.0 million in the third quarter of 2009 to $11.5 million in the third quarter of 2010 due primarily to decreased unit spreads in many of the segment’s core product lines and increased unit conversion costs.

OEM Segment

Net sales for the OEM segment increased approximately 26 percent to $229.0 million in the third quarter of 2010 from $181.6 million in the third quarter of 2009.  The increase was due primarily to higher selling prices resulting from increased average costs of raw material and increased volume.  Of the $47.4 million increase in net sales, approximately $25.8 million was due to increased selling prices in the segment’s core product lines consisting primarily of brass rod, forgings, and commercial tube and $11.7 million was attributable to increased unit volume.  Cost of goods sold increased from $156.4 million in the third quarter 2009 to $196.9 million in the third quarter of 2010.  The increase was due primarily to increased sales volume, higher raw material costs, and higher aggregate conversion costs resulting from increased production.  Depreciation and amortization remained consistent.  Selling, general, and administrative expense increased moderately to $5.5 million in the third quarter of 2010 compared to $5.2 million in the third quarter of 2009, due primarily to increased employment costs, including incentive compensation.  Operating income for the segment improved from $16.5 million in the third quarter of 2009 to $23.0 million in the third quarter of 2010 due primarily to increased sales volumes and improved spreads across all of the segment’s core product lines, especially brass rod.

Nine Months Ended September 25, 2010 compared with Nine Months Ended September 26, 2009

During the nine months ended September 25, 2010, the Company’s net sales were $1.53 billion, which compares with net sales of $1.11 billion over the same period of 2009.  The increase was due primarily to increased selling prices resulting from the increased average cost of raw material during the period, which is generally passed on to customers.  The Comex average price of copper, the Company’s principal raw material, was $3.26 per pound in the first nine months of 2010, compared with $2.13 in the same period of 2009.  The Company also experienced increases in unit sales volume in the OEM segment.

Cost of goods sold increased from $954.8 million in the first nine months of 2009 to $1.32 billion in the same period of 2010.  The increase was primarily due to the increased average cost of raw material, volume increases, and to a lesser extent, increased aggregate conversion costs as a result of increased production.  Depreciation and amortization decreased $0.9 million.  Selling, general, and administrative expense was $99.6 million for the first nine months of 2010 compared with $89.1 million for the same period of 2009.  The increase was primarily due to increased incentive compensation, increased foreign currency transaction losses of $2.3 million related to the British pound sterling, and increased bad debt expense of $3.2 million.

During the nine months ended September 25, 2010, the Company settled an insurance claim related to the November 2008 fire at its U.K. copper tube facility, resulting in a cumulative net gain of $21.3 million.  Subsequent to settlement of the claim, the Company incurred additional expenses totaling $1.2 million in the second and third quarters of 2010 to continue the rehabilitation of the facility.  Rehabilitation of the facility is substantially complete and the Company does not expect to incur additional expenses related to the U.K. fire.

Index

Interest expense for the nine months ended September 25, 2010 totaled $8.6 million, compared with $7.6 million for the same period of 2009.  The increase was due to increased borrowings by Mueller-Xingrong to fund operations.  Other income (expense), net was $2.3 million expense for the first nine months of 2010 compared with $0.7 million income for the same period of 2009.  The change primarily resulted from an environmental provision of $2.5 million regarding the Eureka Mills Site and reduced interest income resulting from lower interest rates.

The Company’s effective tax rate for the first nine months of 2010 was 28 percent compared with 30 percent for the same period last year.  Factors that explain the difference between the effective tax rate and the U.S. federal statutory tax rate of 35 percent include: (i) the release of a valuation allowance of $5.5 million due to the expectation that certain deferred tax assets in a foreign jurisdiction will be utilized; (ii) the tax benefit of the U.S. production activities deduction of $2.5 million; (iii) the $2.3 million effect of operating in foreign jurisdictions where the tax rate is generally lower than the U.S. federal statutory tax rate; and (iv) decreases in unrecognized tax benefits of $1.0 million.  These items were partially offset by audit settlements of $2.0 million and the provision for state income taxes, net of the federal benefit, of $2.2 million.

Plumbing & Refrigeration Segment

Net sales by the Plumbing & Refrigeration segment were $825.1 million in the nine months ended September 25, 2010, which was approximately a 25 percent increase from $661.0 million for the same period in 2009.  The increase was due to increased selling prices resulting from higher average raw material costs.  Unit volumes were consistent for both periods reflecting adverse conditions in the residential and commercial construction markets.  The $164.1 million increase in net sales consisted of approximately $167.6 million attributable to higher selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings; partially offset by approximately $14.6 million unfavorable volume mix among the segment’s product lines.  Cost of goods sold increased from $545.3 million in the first nine months of 2009 to $696.0 million in the first nine months of 2010.  This increase resulted from increased raw material costs.  Depreciation and amortization decreased approximately $0.9 million reflecting certain assets becoming fully depreciated.  Selling, general, and administrative expense increased $2.1 million in the first nine months of 2010 due primarily to increased incentive compensation.  During the nine months ended September 25, 2010, the Company settled an insurance claim related to the November 2008 fire at its U.K. copper tube facility, resulting in a cumulative net gain of $21.3 million.  Operating income for the segment increased from $38.2 million in the first nine months of 2009 to $71.7 million in the first nine months of 2010 due primarily to the insurance settlement gain at the U.K. copper tube facility and improved spreads in certain product lines including copper tube and the Company’s Mexican operations.

OEM Segment

Net sales for the OEM segment increased approximately 56 percent to $719.0 million in the nine months ended September 25, 2010 from $459.9 million in the same period of 2009.  The increase was due primarily to higher selling prices resulting from increased average costs of raw material and increased volume.  Of the $259.1 million increase in net sales, approximately $131.9 million was attributable to increased selling prices in the segment’s core product lines consisting primarily of brass rod, forgings, and commercial tube and $103.3 million was due to increased unit volume in the same product lines.  Cost of goods sold increased from $415.2 million in the first nine months of 2009 to $632.0 million in the first nine months of 2010.  The increase was due primarily to increased sales volume, higher raw material costs, and higher aggregate conversion costs resulting from increased production.  Depreciation and amortization remained consistent.  Selling, general, and administrative expense increased $4.5 million to $20.2 million in the first nine months of 2010 due primarily to increased bad debt expense of $3.0 million and increased employment costs, including incentive compensation.  Operating income for the segment improved from $18.3 million in the first nine months of 2009 to operating income of $56.1 million in the first nine months of 2010 due primarily to increased sales volume and improved spreads across all of the segment’s core product lines.

Index

Liquidity and Capital Resources

Cash provided by operating activities during the nine months ended September 25, 2010 totaled $60.7 million, which was primarily attributable to net income plus depreciation and increased current liabilities, partially offset by increased receivables.  The increases in receivables and current liabilities primarily resulted from the increased cost of raw materials and moderate unit sales increases in certain businesses during 2010.  Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.  During the first nine months of 2010, the average Comex copper price was approximately $3.26 per pound, which represents a 53 percent increase over the average price during the first nine months of 2009.  This increase in the price of cathode has also resulted in sharp increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.  The increase of material cost in September 2010 inventory was offset by decreased inventory quantities and a reserve to reduce certain inventories to their LIFO value.  The Company also received the remaining insurance proceeds related to the fire at its U.K. copper tube facility, of which approximately $5.6 million represented coverage for business interruption and reimbursement of cleaning and other noncapital expenditures.

During the first nine months of 2010, cash provided by investing activities totaled $3.1 million.  The net cash inflow resulted from insurance proceeds of approximately $17.7 million related to the property and equipment damage claim with respect to the Company’s U.K. copper tube facility, partially offset by $14.2 million of capital expenditures.  On August 6, 2010 the Company purchased certain assets from Linesets, Inc., a manufacturer of assembled line sets.  Cash paid for this acquisition of approximately $2.0 million was allocated primarily to inventory and machinery and equipment.  Cash used in financing activities during the nine months ended September 25, 2010 totaled $9.9 million, which consisted primarily of dividends paid of $11.3 million and net repayment of debt at Mueller-Xingrong of $1.1 million, partially offset by proceeds from the exercise of stock options of $2.5 million.

The Company has significant environmental remediation obligations.  The performance of these obligations is expected to occur over a minimum of 20 years.  Cash used for environmental remediation activities was approximately $1.6 million during the first nine months of 2010.  The Company expects to spend approximately $0.6 million for the remainder of 2010 for ongoing environmental remediation activities.  The timing of payment to settle the Southeast Kansas Sites and the Eureka Mills Site matters is not known.  The total amount reserved for these matters is $12.0 million of which $2.5 million was reserved in the second quarter of 2010 for the Eureka Mills Site.

The Company has a $200 million unsecured line of credit (Credit Facility) which expires in December 2011.  At September 25, 2010, the Company had no borrowings against the Credit Facility.  The Credit Facility backed approximately $9.8 million in letters of credit at the end of the third quarter of 2010.  As of September 25, 2010, the Company’s total debt was $181.7 million or 18 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of September 25, 2010, the Company was in compliance with all of its debt covenants.

The Company declared and paid a regular quarterly cash dividend of ten cents per common share in each of the first three quarters of 2010.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.  On November 1, 2010, the Company will pay approximately $4.4 million in interest on the Debentures that remain outstanding.

Management believes that cash provided by operations and currently available cash of $400.1 million will be adequate to meet the Company’s normal future capital expenditures and operational needs.  The Company’s current ratio was 4.4 to 1 at September 25, 2010.

Index

The Company’s Board of Directors has extended, until October 2011, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 25, 2010, the Company had repurchased approximately 2.4 million shares under this authorization.  In addition, the Company may repurchase portions of its 6% Subordinated Debentures through open market transactions or through privately negotiated transactions.

There have been no significant changes in the Company’s contractual cash obligations reported at December 26, 2009.

Non-GAAP Measurements

During the nine months ended September 25, 2010, the Company recognized a settlement of $21.3 million (or 59 cents per diluted share after tax) on the receipt of proceeds from an insurance claim pertaining to the 2008 fire at its U.K. copper tube facility.  The following table shows the Company’s computation of earnings without insurance settlement for the nine months ended September 25, 2010.  Earnings without insurance settlement is a measurement not derived in accordance with accounting principles generally accepted in the United States.  Excluding the insurance settlement is useful as it measures the operating results that are the outcome of daily operating decisions made in the normal course of business.  The insurance settlement resulted from final reimbursement for losses claimed as a result of the fire, the results of which are not impacted by daily operations and are not expected to recur in future periods.  Reconciliation of earnings without insurance settlement to net income attributable to the Company is as follows:

(In thousands, except per share data)	For the Nine Months Ended September 25, 2010
	As Reported	Impact of Insurance Settlement	Pro forma Without Insurance Settlement

Operating income	$106,917	$(21,284)	$85,633

Interest expense	(8,568)	—	(8,568)
Other expense, net	(2,348)	—	(2,348)

Income before income taxes	96,001	(21,284)	74,717
Income tax expense (a)	(26,418)	(1,090)	(27,508)

Consolidated net income	69,583	(22,374)	47,209

Less net income attributable to noncontrolling interest	(1,158)	—	(1,158)

Net income attributable to Mueller Industries, Inc.	$68,425	$(22,374)	$46,051

Diluted earnings per share	$1.81	$(0.59)	$1.22

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with these fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At September 25, 2010, the Company held open futures contracts to purchase approximately $6.8 million of copper through March 2011 related to fixed-price sales orders.

Futures contracts may also be used to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated other comprehensive income and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  At September 25, 2010, the Company held no open futures contracts to purchase natural gas.

Interest Rates

At September 25, 2010, the Company had variable-rate debt outstanding of $33.5 million, the majority of which related to the debt issued by Mueller-Xingrong.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows.  The primary interest rate exposure on floating-rate debt is based on LIBOR and on the base-lending rate published by the People’s Bank of China.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are generally not material; however, the Company may utilize certain futures or forward contracts to hedge such transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders’ equity as a component of comprehensive income and reflected in earnings upon collection of receivables.  At September 25, 2010, the Company had open forward contracts with a financial institution to sell approximately 3.9 million Canadian dollars through December 2010.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 25, 2010 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending September 25, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

General

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business.  Additionally, the Company may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Consolidated Financial Statements.

Health and Safety Matters

On January 25, 2010, the Company received Citations and a Notification of Penalties from the Occupational Safety and Health Administration (OSHA) proposing civil penalties totaling approximately $0.7 million for various health and safety violations following inspections in 2009 of certain plants operated by subsidiaries in Fulton, Mississippi.  The Company has executed a final agreement with OSHA and the penalties have been reduced to approximately $0.4 million. The resolution of these matters did not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Copper Tube Antitrust Litigation

The Company has been named as a defendant in certain pending or recently dismissed litigations (the Copper Tube Actions) brought by direct and indirect purchasers of copper tube.  The Copper Tube Actions allege anticompetitive activities with respect to the sale of copper plumbing tubes (copper plumbing tubes) and/or copper tubes used in, among other things, the manufacturing of air-conditioning and refrigeration units (ACR copper tubes).  The Copper Tube Actions seek or sought monetary and other relief.

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

Although the Company believes that the claims for relief in the Carrier ACR Tube Action are without merit, due to the procedural stage of the Carrier ACR Tube Action, the Company is unable to determine the likelihood of a material adverse outcome in the Carrier ACR Tube Action or the amount or range of a potential loss in the Carrier ACR Tube Action.

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

Index

On July 9, 2010, all parties to the Indirect-Purchaser ACR Tube Action filed with the court a Stipulation for Dismissal with Prejudice and related motion pursuant to which the parties sought a dismissal with prejudice of the Indirect-Purchaser ACR Tube Action.  On August 2, 2010, the court dismissed the Indirect-Purchaser ACR Tube Action in its entirety with prejudice.

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

United States Department of Commerce and United States International Trade Commission Antidumping Investigations

On September 30, 2009, two subsidiaries of Mueller Industries, Inc., along with Cerro Flow Products, Inc. and KobeWieland Copper Products, LLC (collectively, Petitioners), jointly filed antidumping petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that imports of seamless refined copper pipe and tube from China and Mexico (subject imports) were being sold at less than fair value and were causing material injury (and threatening material injury) to the domestic industry.  On October 21, 2009, the DOC announced its decision to initiate antidumping investigations, corroborating Petitioners' allegations that imports from China were being unfairly traded in the U.S. market.  On November 13, 2009, the ITC announced its unanimous determination that there is a reasonable indication that the domestic industry is materially injured or threatened with material injury by reason of subject imports.  As a result of this preliminary determination, the DOC commenced antidumping investigations of Chinese and Mexican producers.

On May 12, 2010, the DOC published its preliminary affirmative determinations, finding antidumping rates from 29.52 percent to 30.90 percent for Mexico, and from 10.26 percent to 60.50 percent for China.  As a result, U.S. importers of subject imports were required to post bonds or cash deposits at these preliminary rates.  On October 1, 2010, the DOC published its final affirmative determinations, finding antidumping rates from 24.89 percent to 31.43 percent for Mexico, and from 11.25 percent to 60.85 percent for China.  As a result, U.S. importers of subject imports are now required to post bonds or cash deposits at these final rates (subject to adjustment to correct for any ministerial errors).

On or about November 8, 2010, the ITC is expected to issue a final determination of whether unfairly traded imports from China and Mexico caused material injury (or threaten material injury) to the domestic industry.  If the ITC's final determination is affirmative, then antidumping orders are expected to issue by the end of November 2010, resulting in the imposition of antidumping duty deposits on subject imports.

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

Index

On October 3, 2008, in response to a motion to compel filed by the Company, the Court held, among other things, that Peter Berkman could not withhold documents on Fifth Amendment and attorney-client privilege grounds.  Peter Berkman moved for reconsideration of that order and his request was denied on November 19, 2008.  On December 10, 2008, Peter Berkman moved to file an interlocutory appeal regarding the Court’s ruling on the Company’s motion to compel.  On January 7, 2009, the motion for interlocutory appeal was granted and the Court found Peter Berkman in contempt for resisting discovery.  On February 6, 2009, Peter Berkman filed a notice of appeal with the Illinois Appellate Court, Second Judicial District.  All appellate briefs were submitted, oral argument took place on September 29, 2009, and a publicly available decision was rendered on March 23, 2010.  In that decision, the Illinois Appellate Court concluded that (i) Peter Berkman was not entitled to withhold documents on attorney-client privilege grounds that were created during the period that Katten Muchin Rosenman LLP represented both the Company and Peter Berkman, (ii) certain documents withheld on attorney-client privilege grounds needed to be submitted to the trial court for an in camera review to assess the applicability of the crime-fraud exception to the attorney-client privilege, and (iii) documents Peter Berkman withheld on Fifth Amendment grounds needed to be submitted to the trial court for an in camera review. Since obtaining this ruling, Peter Berkman unsuccessfully moved for a rehearing before the Illinois Appellate Court as to certain aspects of its decision and filed a petition for leave to appeal to the Illinois Supreme Court which was denied.  On October 21, 2010, Peter Berkman will be providing documents withheld on Fifth Amendment grounds to the trial court for its in camera review pursuant to the Illinois Appellate Court’s decision.

On December 15, 2009, the parties exchanged reports prepared by their respective damages experts wherein the Company asserted a claim totaling $17.2 million, not including punitive damages, and defendants asserted a claim totaling $38.0 million.  The parties also exchanged rebuttal damages expert reports on March 5, 2010.  The Company believes that the counterclaims are without merit and that defendants are not entitled to the damages being sought.  Consequently, the Company intends to defend the counterclaims vigorously.  The trial court scheduled trial to begin on January 31, 2011.  The Company does not anticipate any material adverse effect on its financial condition, results of operations or cash flows as a result of this employment litigation matter.

Environmental Matters

Operating properties:

There have been no material changes with respect to environmental matters involving the Company for its operating properties since December 26, 2009.

Non-operating properties:

Eureka Mills Site

In November 2008, the Company received a general notice of liability and second request for information under CERCLA from the EPA concerning the Eureka Mills Superfund Site located in Juab County, Utah.  The Eureka Mills Site is an area where mining and milling of various metals occurred over the course of several decades.  The EPA has been investigating and remediating contamination associated with these activities.  The Company’s connection to the Eureka Mills Site is through land within the site that was owned by Sharon Steel Corporation (Sharon), its predecessor, and a 1979 transaction with UV Industries (UV) in which Sharon allegedly assumed certain of UV’s liabilities.  On October 5, 2010, the United States on behalf of EPA and the State of Utah filed a complaint with the United States District Court for Utah under Section 107(a) of CERCLA, for the recovery of costs for responding to releases or threatened releases of hazardous substances at the Eureka Mills Site.  Plaintiffs simultaneously lodged with the Court a proposed Consent Decree with the Company which if approved by the Court will resolve all allegations of the complaint in exchange for payments totaling $2.5 million.  Following lodging with the Court, notice of the proposed Consent Decree will be published in the Federal Register for a thirty (30) day public comment period.  After the comment period, the Plaintiffs will either notify the Court of their withdrawal of the proposed Consent Decree or move the Court to enter the proposed Consent Decree.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2011, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 25, 2010, the Company had repurchased approximately 2.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended September 25, 2010.
	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

					7,647,030	(1)

June 27 – July 24, 2010	—		$—	—

July 25 – August 21, 2010	—		—	—

August 22 – September 25, 2010	403	(2)	24.72	—

(1) Shares available to be purchased under the Company's ten million share repurchase authorization until October 2011. The extension of the authorization was announced on October 21, 2010.

(2) Shares tendered to the Company by employee stock option holders in payment of the option purchase price and/or withholding taxes upon exercise.

Index

Item 6. Exhibits

19.1
Mueller Industries, Inc.’s Quarterly Report to Stockholders for the quarter ended September 25, 2010.  Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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

MUELLER INDUSTRIES, INC.

/S/ Kent A. McKee
Kent A. McKee
October 21, 2010	Executive Vice President and
Date	Chief Financial Officer

/S/ Richard W. Corman
October 21, 2010	Richard W. Corman
Date	Vice President – Controller

Index

EXHIBIT INDEX

Exhibits	Description

19.1
Mueller Industries, Inc.’s Quarterly Report to Stockholders for the quarter ended September 25, 2010.  Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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