Form 10-K
period 2010-12-25
MUELLER INDUSTRIES INC
filed 2011-02-22
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2010	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (901) 753-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           Yes  ☒  No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.           Yes  ☐  No  ☒

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $908,404,764.

The number of shares of the Registrant’s common stock outstanding as of February 18, 2011 was 37,855,071 excluding 2,236,431 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into this Report: Registrant’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, scheduled to be mailed on or about March 23, 2011 (Part III).

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

The Company's businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the Original Equipment Manufacturers (OEM) segment.  For disclosure purposes, as permitted under Accounting Standards Codification (ASC) 280, Segment Reporting, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), European Operations, and Mexican Operations.  The OEM segment is composed of the Industrial Products Division (IPD), Engineered Products Division (EPD), and Jiangsu Mueller–Xingrong Copper Industries Limited (Mueller-Xingrong), the Company’s Chinese joint venture.  Certain administrative expenses and expenses related primarily to retiree benefits at inactive operations are combined into the Corporate and Eliminations classification.  These reportable segments are described in more detail below.

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

Information concerning segments and geographic information appears under “Note 15 - Industry Segments” in the Notes to Consolidated Financial Statements for the year ended December 25, 2010 in Item 8 of this Report, which is incorporated herein by reference.

The majority of the Company’s manufacturing facilities operated at significantly below capacity during 2010 and 2009 due to the reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  The U.S. housing and residential construction market has been adversely affected in the recent economic downturn.  Per the U.S. Census Bureau, new housing starts in the U.S. were 588 thousand in 2010, which was a six percent increase compared with 554 thousand in 2009 and much lower than the historical amounts of 906 thousand in 2008 and 1.4 million in 2007.  The December 2010 seasonally adjusted annual rate of new housing starts was 529 thousand, which is a decrease of eight percent compared with the December 2009 rate of 576 thousand.  Housing construction activity and new home sales slowed significantly following the expiration of homebuyer tax incentives in April 2010.  This is reflected in the year over year increase in housing starts and the year over year decrease in the December seasonally adjusted annual rates.  Mortgage rates have remained at low levels during 2010 and 2009, as the average 30-year fixed mortgage rate was 4.71 percent in December 2010 and 4.93 percent in December 2009.  Commercial construction has also declined significantly in the past two years.  According to the U.S. Census Bureau, the private nonresidential value of construction put in place was $265.9 billion in 2010, $346.7 billion in 2009, and $408.6 billion in 2008.  Business conditions in the U.S. automotive industry have also been exceptionally difficult in the economic downturn, which affected the demand for various products in the Company’s OEM segment; however, some improvements have recently occurred.  All of these conditions have significantly affected the demand for virtually all of the Company’s core products.

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

On August 6, 2010 the Company expanded its existing line sets business by purchasing certain assets from Linesets, Inc., a manufacturer of assembled line sets with operations in Phoenix, Arizona and Atlanta, Georgia.  Net sales for the acquired operations were approximately $9.2 million in 2009.

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

These businesses are highly competitive.  The principal methods of competition for Mueller’s products are customer service, availability, and price.  The total amount of order backlog for the Plumbing & Refrigeration segment as of December 25, 2010 was not significant.

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

OEM Segment

Mueller’s OEM segment includes IPD, which manufactures brass rod, nonferrous forgings, and impact extrusions that are sold primarily to OEMs in the plumbing, refrigeration, fluid power, and automotive industries, as well as to other manufacturers and distributors.  The Company extrudes brass, bronze, and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter.  These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, as well as electrical conductivity.  IPD also manufactures brass and aluminum forgings, which are used in a wide variety of products, including automotive components, brass fittings, industrial machinery, valve bodies, gear blanks, and computer hardware.  IPD also serves the automotive, military ordnance, aerospace, and general manufacturing industries with cold-formed aluminum and copper impact extrusions.  Typical applications for impacts are high strength ordnance, high-conductivity electrical components, builders’ hardware, hydraulic systems, automotive parts, and other uses where toughness must be combined with varying complexities of design and finish.  The OEM segment also includes EPD, which manufactures and fabricates valves and custom OEM products for refrigeration and air-conditioning, gas appliance, and barbecue grill applications.  Additionally EPD manufactures shaped and formed tube, produced to tight tolerances, for baseboard heating, appliances, and medical instruments.  The total amount of order backlog for the OEM segment as of December 25, 2010 was not significant.

On December 28, 2010, the Company purchased certain assets from Tube Forming, L.P. (TFI).  TFI has operations in Carrollton, Texas, and Guadalupe, Mexico, where it produces precision copper return bends and crossovers, and custom-made tube components and brazed assemblies, including manifolds and headers.  TFI's estimated net sales for 2010 were approximately $35 million.

On February 27, 2007, the Company acquired 100 percent of the outstanding stock of Extruded Metals, Inc. (Extruded).  Extruded, located in Belding, Michigan, manufactures brass rod products, and during 2006 had annual net sales of approximately $360 million.  The acquisition of Extruded complements the Company’s existing brass rod product line.

In December 2005, two subsidiaries of the Company received a business license from a Chinese industry and commerce authority, establishing a joint venture with Jiangsu Xingrong Hi-Tech Co., Ltd. and Jiangsu Baiyang Industries Ltd.  The joint venture, in which the Company holds a 50.5 percent interest, produces inner groove and smooth tube in level-wound coils, pancake coils, and straight lengths, primarily to serve the Chinese domestic OEM air-conditioning market as well as other copper products.  The joint venture, which is located in Jintan City, Jiangsu Province, China, is named Jiangsu Mueller-Xingrong Copper Industries Limited (Mueller–Xingrong).

IPD and EPD primarily sell directly to OEM customers.  Competitors, primarily in the brass rod market, include Chase Brass and Copper Company, a subsidiary of Global Brass and Copper, Inc., and others both domestic and foreign.  Outside of North America, IPD and EPD sell products through various channels.

Labor Relations

At December 25, 2010, the Company employed approximately 3,600 employees, of which approximately 1,900 were represented by various unions.  Those union contracts will expire as follows:

Location	Expiration Date
Port Huron, Michigan (Local 218 I.A.M.)	May 1, 2013
Port Huron, Michigan (Local 44 U.A.W.)	July 20, 2013
Belding, Michigan	August 15, 2012
Wynne, Arkansas	June 28, 2015
Fulton, Mississippi	August 1, 2012
North Wales, Pennsylvania	August 3, 2012
Waynesboro, Tennessee	November 9, 2012

The union agreements at the Company's U.K. and Mexico operations are renewed annually.  The Company expects to renew the U.K. and Mexico contracts without material disruption of its operations.

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

During recent years, an increasing demand for copper and copper alloy primarily from China had an effect on the global distribution of such commodities.  The increased demand for copper (cathode and scrap) and copper alloy products from the export market, from time-to-time may cause a tightening in the domestic raw materials market.  Mueller’s copper tube facilities can accommodate both refined copper and copper scrap as the primary feedstock.  The Company has commitments from refined copper producers for a portion of its metal requirements for 2011.  Adequate quantities of copper are currently available.  While the Company will continue to react to market developments, resulting pricing volatility or supply disruptions, if any, could nonetheless adversely affect the Company.

Environmental Proceedings

Compliance with environmental laws and regulations is a matter of high priority for the Company.  Mueller’s provision for environmental matters related to all properties was $5.4 million for 2010 and $1.1 million for 2009.  The reserve for environmental matters was $23.9 million at December 25, 2010 and $23.3 million at December 26, 2009.  Environmental costs related to non-operating properties are classified as a component of other (expense) income, net and costs related to operating properties are included in cost of goods sold.  The Company does not anticipate that it will need to make material expenditures for compliance activities related to existing environmental matters during the remainder of the 2011 fiscal year, or for the next two fiscal years.

Non-operating Properties

Southeast Kansas Sites

By letter dated October 10, 2006, the Kansas Department of Health and Environment (KDHE) advised the Company that environmental contamination has been identified at a former smelter site in southeast Kansas.  KDHE asserts that the Company is a corporate successor to an entity that is alleged to have owned and operated the smelter from 1915 to 1918.  The Company has since been advised of a possible connection between that same entity and two other former smelter sites in Kansas.  KDHE has requested that the Company and other potentially responsible parties (PRPs) negotiate a consent order with KDHE to address contamination at these sites.  The Company has participated in preliminary discussions with KDHE and the other PRPs.  The Company believes it is not liable for the contamination but as an alternative to litigation, the Company has entered into settlement negotiations with one of the other PRPs.  The negotiations are ongoing.  In 2008, the Company established a reserve of $9.5 million for this matter.  Due to the ongoing nature of negotiations, the timing of potential payment has not yet been determined.  The Company has also agreed to share the costs of a preliminary site assessment at one of the former smelter sites with two other PRPs.

Eureka Mills Site

On December 2, 2010, the United States District Court for Utah entered a consent decree between the Company, the United States and the State of Utah.  The decree resolves the claims asserted by the U.S. and the State of Utah related to Eureka Mills Superfund Site located in Juab County, Utah.  The Company’s connection to the Eureka Mills Site is through land within the site that was owned by Sharon Steel Corporation (Sharon), its predecessor, and a 1979 transaction with UV Industries (UV) in which Sharon allegedly assumed certain of UV’s liabilities.  The Company has provided $2.5 million to settle its claims, of which $250 thousand was paid to the State of Utah in December 2010 and the remainder was paid to the U.S. in February 2011.

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980’s, of sealing mine portals with concrete plugs in mine adits which were discharging water.  The sealing program has achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 Order issued by the QCB, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage.  That order extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new permit will include an order requiring continued implementation of BMP through 2015 to address residual discharges of acid rock drainage.  At this site, MRRC spent approximately $0.7 million in 2010, $0.5 million in 2009, and $0.5 million in 2008, and estimates that it will spend between approximately $8.6 million and $11.3 million over the next 20 years.

Lead Refinery Site

U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of MRRC, has conducted corrective action and interim remedial activities and studies (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act.  Site Activities, which began in December 1996, have been substantially concluded.  Lead Refinery is required to perform monitoring and maintenance activities with respect to Site Activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management (IDEM) effective as of January 22, 2008.  Lead Refinery spent approximately $0.1 million annually in 2010, 2009, and 2008 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are between $2.1 million and $3.2 million over the next 20 years.

On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the U.S. Environmental Protection Agency (EPA) added the Lead Refinery site to the National Priorities List (NPL).  The NPL is a list of priority sites where the EPA has determined that there has been a release or threatened release of contaminants that warrant investigation and, if appropriate, remedial action.  The NPL does not assign liability to any party, owner or operator or to the owner of a property placed on the NPL.  The placement of a site on the NPL does not necessarily mean that remedial action must be taken.  On July 17, 2009, Lead Refinery received a written notice from the EPA that the agency is of the view that Lead Refinery may be a PRP under CERCLA in connection with the release or threat of release of hazardous substances including lead into a residential area adjacent to the site.  PRPs under CERCLA include current and former owners and operators of a site, persons who arranged for disposal or treatment of hazardous substances at a site, or persons who accepted hazardous substances for transport to a site.  The Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to placement of this site on the NPL or in connection with the notice of potential liability concerning the residential area.  Lead Refinery lacks the financial resources needed to undertake any investigations or remedial action that may be required by the EPA pursuant to CERCLA.

Operating Properties

Mueller Copper Tube Products, Inc.

In 1999, Mueller Copper Tube Products, Inc. (MCTP), a wholly owned subsidiary, commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant.  MCTP is currently removing trichloroethylene, a cleaning solvent formerly used by MCTP, from the soil and groundwater.  On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation Report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater from the Arkansas Department of Environmental Quality (ADEQ).  The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.  Effective November 17, 2008, MCTP entered into a Settlement Agreement and Administrative Order by Consent to submit a Supplemental Investigation Work Plan (SIWP) and subsequent Final Remediation Work Plan for the site.  By letter dated January 20, 2010, ADEQ approved the SIWP as submitted, with changes acceptable to the Company.  Costs to implement the work plans, including associated general and administrative costs, are approximately $0.6 million over the next 10 years.

Belding, Michigan Lead Matters

In 2009 and 2010, in response to requests from the Michigan Department of Natural Resources and Environment (MDNRE), Extruded Metals, Inc. (Extruded), a wholly owned subsidiary, conducted stack emissions testing of the stationary sources at its Belding, Michigan facility (the Belding Facility).  The results of tests on the West Chip Dryer showed non-compliance with certain emission limitation in the facility’s air use permit for that process, including the limitation for lead.  Modifications were made to the emissions control equipment on the West Chip Dryer, and subsequent testing demonstrated all stationary sources at the Belding Facility to be in compliance with the requirements of their air use permits.

In December 2009 and August 2010, the MDNRE issued a notice of violation and an enforcement notice with respect to the prior permit violations with respect to the West Chip Dryer.  Extruded will be required to enter into an administrative consent order (ACO) with the MDNRE to resolve the allegations contained in the notices.  The MDNRE has advised that it intends to impose a civil fine as part of the resolution of those allegations.  The MDNRE has not advised Extruded as to the amount of the fine it intends to impose.

Beginning in January 2009, and in response to the EPA’s 2008 order of magnitude reduction of the national ambient air quality standard (NAAQS) for lead, the MDNRE began monitoring ambient air lead levels in areas of the State of Michigan where stationary sources of lead emissions were known to be present.  Ambient air monitoring downwind of the Belding Facility demonstrated periodic exceedances of the new NAAQS for lead.  The MDNRE requested that Extruded submit an application for a new air use permit for the Belding Facility that will ensure compliance with that new federal standard.  The application was submitted on January 21, 2011.  The application proposes raising the stack height on the facility’s two chip dryers.  It is unknown whether the MDNRE will approve the application and what the ultimate cost of complying with the new NAAQS may be.

In October 2010, the MDNRE conducted testing of lead levels in soils on properties upwind and downwind of the Belding Facility.  Results of that testing showed exceedances of the Michigan generic residential direct contact cleanup criteria for lead on a number of the downwind properties.  Extruded has agreed with the MDNRE to investigate the extent of this condition and to perform remediation to the extent required by environmental laws.  Extruded has solicited proposals from a number of environmental consulting firms to assist it in these efforts.  A firm has been selected, and with their assistance, a conceptual interim response plan was submitted to the MDNRE.  The Company is awaiting a response to this plan.  The Company established a reserve for $0.4 million in 2010 for this matter, and is pursuing potential remedies from the previous owner.

In November 2010, Extruded received a request for information under Section 114(a) of the Clean Air Act from the EPA.  The focus of the EPA’s information request was the Belding Facility’s compliance with the National Emissions Standards for Hazardous Air Pollutants for Secondary Nonferrous Metals Processing Area Sources, 40 C.F.R. § 63.114679 (Subpart TTTTTT).  Extruded responded to the information request and advised the EPA that it was not subject to regulation under Subpart TTTTTT.

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

Other Business Factors

The Registrant’s business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held.  In addition, expenditures for company-sponsored research and development activities were not material during 2010, 2009, or 2008.  No material portion of the Registrant’s business involves governmental contracts.  Seasonality of the Company’s sales is not significant.

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

We are, from time–to-time, involved in various claims, litigation matters, and regulatory proceedings.  These matters may include, among other things, contract disputes, personal injury claims, environmental claims, OSHA inspections or proceedings, other tort claims, employment and tax matters and other litigation including class actions that arise in the ordinary course of our business.  Although we intend to defend these matters vigorously, we cannot predict with certainty the outcome or effect of any claim or other litigation matter, and there can be no assurance as to the ultimate outcome of any litigation or regulatory proceeding.  Litigation and regulatory proceedings may have a material adverse effect on us because of potential adverse outcomes, defense costs, the diversion of our management’s resources, availability of insurance coverage and other factors.

A strike, other work stoppage or business interruption, or our inability to renew collective bargaining agreements on favorable terms, could impact our cost structure and our ability to operate our facilities and produce our products, which could have an adverse effect on our results of operations.

As of December 25, 2010, approximately one-half of our 3,600 employees were covered by collective bargaining or similar agreements.  If we are unable to negotiate acceptable new agreements with the unions representing our employees upon expiration of existing contracts, we could experience strikes or other work stoppages.  Strikes or other work stoppages could cause a significant disruption of operations at our facilities, which could have an adverse impact on us.  New or renewal agreements with unions representing our employees could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability.  Higher costs and/or limitations on our ability to operate our facilities and produce our products resulting from increased labor costs, strikes or other work stoppages could have an adverse effect on our results of operations.

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

Fulton, MS	58,500 sq. ft. 15.53 acres		Packaging and bar coding facility for retail channel sales.

Fulton, MS	70,000 sq. ft. 7.68 acres	(2)	Copper fittings plant. High-volume facility that produces copper fittings using tube feedstock from the Company’s adjacent copper tube mill.

Covington, TN	159,500 sq. ft. 40.88 acres		Copper fittings plant. Facility produces copper fittings using tube feedstock from the Company’s copper tube mills.

Ontario, CA	211,000 sq. ft. 10 acres	(3)	Distribution center and plastics manufacturing plant. Produces DWV fittings using injection molding equipment and ABS plastic pipe using pipe extruders.

Fort Pierce, FL	69,875 sq. ft. 5.60 acres		Plastic fittings plant. Produces pressure fittings using injection molding equipment.

Monterrey, Mexico	120,000 sq. ft. 3.4 acres	(3)	Pipe nipples plant. Produces pipe nipples, cut pipe and merchant couplings.

Bilston, England, United Kingdom	402,500 sq. ft. 14.95 acres		Copper tube mill. Facility includes casting, extruding, and finishing equipment to produce copper tubing.

Phoenix, AZ	26,000 sq. ft.	(3)	Line sets plant. Produces standard and custom made line sets for HVAC markets.

Atlanta, GA	24,000 sq. ft.	(3)	Line sets plant. Produces standard and custom made line sets for HVAC markets.

(continued)

ITEM 2.                 PROPERTIES
(continued)
Location	Approximate Property Size		Description

OEM Segment

Port Huron, MI	322,500 sq. ft. 71.5 acres		Brass rod mill. Facility includes casting, extruding, and finishing equipment to produce brass rods and bars, in various shapes and sizes.

Belding, MI	293,068 sq. ft. 17.64 acres		Brass rod mill. Facility includes casting, extruding, and finishing equipment to produce brass rods and bars, in various shapes and sizes.

Port Huron, MI	127,500 sq. ft.		Forgings plant. Produces brass and aluminum forgings.

Marysville, MI	81,500 sq. ft. 6.72 acres		Aluminum and copper impacts plant. Produces made-to-order parts using cold impact processes.

Hartsville, TN	78,000 sq. ft. 4.51 acres		Refrigeration products plant. Produces products used in refrigeration applications such as ball valves, line valves, and compressor valves.

Carthage, TN	67,520 sq. ft. 10.98 acres		Fabrication facility. Produces precision tubular components and assemblies.

Waynesboro, TN	57,000 sq. ft. 5.0 acres	(4)	Gas valve plant. Facility produces brass and aluminum valves and assemblies for the gas appliance industry.

North Wales, PA	174,000 sq. ft. 18.9 acres		Precision Tube factory. Facility fabricates copper tubing, copper alloy tubing, aluminum tubing, and fabricated tubular products.

Brighton, MI	65,000 sq. ft.	(3)	Machining operation. Facility machines component parts for supply to automotive industry.

Middletown, OH	55,000 sq. ft. 2.0 acres		Fabricating facility. Produces burner systems and manifolds for the gas appliance industry.

Jintan City, Jiangsu Province, China	322,580 sq. ft 33.0 acres	(5)	Copper tube mill. Facility includes casting, and finishing equipment to produce engineered copper tube primarily for OEMs.

Xinbei District, Changzhou, China	33,940 sq. ft	(3)	Refrigeration products plant. Produces products used in refrigeration applications such as ball valves, line valves, and compressor valves.

Carrollton, TX	166,000 sq. ft.	(3)	Fabrication facility. Produces tubular components, assemblies, and return bends for refrigeration and HVAC markets.

In addition, the Company owns and/or leases other properties used as distribution centers and corporate offices.
(1)	Facility, or some portion thereof, is located on land leased from a local municipality, with an option to purchase at nominal cost.
(2)	Facility is leased under a long-term lease agreement, with an option to purchase at nominal cost.
(3)	Facility is leased under an operating lease.
(4)	Facility is leased from a local municipality for a nominal amount.
(5)	Facility is located on land that is under a long-term land use rights agreement.

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

Carrier ACR Copper Tube Action

The Company has been named as a defendant in a pending litigation (the Carrier ACR Tube Action) brought by Carrier Corporation, Carrier S.A., and Carrier Italia S.p.A. (collectively, Carrier), direct purchasers of copper tube.  The Carrier ACR Tube Action was filed in March 2006 in the United States District Court for the Western District of Tennessee.  The Carrier ACR Tube Action alleges anticompetitive activities with respect to the sale of copper tubes used in, among other things, the manufacturing of air-conditioning and refrigeration units (ACR copper tubes).  The Company and Mueller Europe, Limited (Mueller Europe) are named in the Carrier ACR Tube Action.  The Carrier ACR Tube Action seeks monetary and other relief.

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

On April 8, 2011, the CBSA will complete a review process pursuant to which revised normal values will be issued to exporters of subject goods, including the Company.  Depending on the level of the newly revised normal values relative to the normal values and selling prices of the Company's competitors in Canada, the Company's sales of subject goods in Canada may increase or decrease relative to prior levels.  In any event, given the small percentage of its products that are sold for export to Canada, the Company does not anticipate any material adverse effect on its financial condition, results of operations or cash flows as a result of the antidumping case in Canada.

The “sunset review” process, pursuant to which Canadian authorities will examine whether the dumping order should be revoked or maintained for another five years, will initiate in April 2011.

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico to determine the final antidumping duties owed on U.S. imports during the period November 1, 2007 through October 31, 2008 by certain subsidiaries of the Company.  On April 19, 2010, DOC published the final results of this review and assigned Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) an antidumping duty rate of 48.33 percent.  The Company has appealed the final determination to the U.S. Court of International Trade.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and as such established a reserve of approximately $4.2 million for this matter.

On December 23, 2009, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2008 through October 31, 2009 period of review.  The DOC selected Mueller Comercial as a respondent for this period of review.  On December 15, 2010, the DOC issued preliminary results and assigned a margin of dumping of 4.81 percent to Mueller Comercial.  Final results are expected no later than June 2011.  At this time, the Company is unable to estimate the impact, if any, that this matter will have on its financial position, results of operations, or cash flows.

On December 28, 2010, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2009 through October 31, 2010 period of review.  The DOC has selected Mueller Comercial as a respondent for this period of review.  At this time, the Company is unable to estimate the impact, if any, that this matter will have on its financial position, results of operations, or cash flows.

United States Department of Commerce and United States International Trade Commission Antidumping Investigations

On September 30, 2009, two subsidiaries of Mueller Industries, Inc., along with Cerro Flow Products, Inc. and KobeWieland Copper Products LLC (collectively, Petitioners), jointly filed antidumping petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that imports of seamless refined copper pipe and tube from China and Mexico (subject imports) were being sold at less than fair value and were causing material injury (and threatening material injury) to the domestic industry.  On October 21, 2009, the DOC announced its decision to initiate antidumping investigations.  On November 13, 2009, the ITC announced its unanimous determination that there is a reasonable indication that the domestic industry is materially injured or threatened with material injury by reason of subject imports.  As a result of this preliminary determination, the DOC commenced antidumping investigations of Chinese and Mexican producers.

On May 12, 2010, the DOC published its preliminary affirmative determinations, finding antidumping rates from 29.52 percent to 30.90 percent for Mexico, and from 10.26 percent to 60.50 percent for China.  As a result, U.S. importers of subject imports were required to post bonds or cash deposits at these preliminary rates.  On October 1, 2010, the DOC published its final affirmative determinations, finding antidumping rates from 24.89 percent to 27.16 percent for Mexico (as amended), and from 11.25 percent to 60.85 percent for China.

On November 22, 2010, the ITC issued its final affirmative determination that subject imports from China and Mexico threatened material injury to the domestic industry.  Also on November 22, 2010, the DOC published antidumping orders, with the effect that importers are required to post antidumping cash deposits at rates ranging from 24.89 percent to 27.16 percent (for subject imports from Mexico) and from 11.25 percent to 60.85 percent (for subject imports from China).

On December 22, 2010, certain Mexican parties requested panel reviews under the North American Free Trade Agreement (NAFTA) in order to appeal the ITC final determination.  At this time, the Company is unable to know the final disposition of that appeal.

Employment Litigation

On June 1, 2007, the Company filed a lawsuit in the Circuit Court of Dupage County, Illinois against Peter D. Berkman and Jeffrey A. Berkman, former executives of the Company and B&K Industries, Inc. (B&K), a wholly owned subsidiary of the Company, relating to their alleged breach of fiduciary duties and contractual obligations to the Company through, among other things, their involvement with a supplier of B&K during their employment with B&K.  The lawsuit alleged appropriation of corporate opportunities for personal benefit, failure to disclose competitive interests or other conflicts of interest, and unfair competition, as well as breach of employment agreements in connection with the foregoing.  The lawsuit sought compensatory and punitive damages, and other appropriate relief.  In August 2007, the defendants filed an answer to the complaint admitting Peter Berkman had not sought authorization to have an ownership interest in a supplier, and a counterclaim against the Company, B&K and certain of the Company’s officers and directors alleging defamation, tortious interference with prospective economic relations, and conspiracy, and seeking damages in unspecified amounts.  In September 2007, Homewerks Worldwide LLC, an entity formed by Peter Berkman, filed a complaint as an intervenor based on substantially the same allegations included in the Berkmans’ counterclaim.  In October 2007, the Company also filed a motion seeking to have the Berkmans’ counterclaim dismissed as a matter of law.  On January 3, 2008, the Court overruled that motion and the case proceeded to discovery of the relevant facts.

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

On December 15, 2009, the parties exchanged reports prepared by their respective damages experts wherein the Company asserted a claim totaling $17.2 million, not including punitive damages, and defendants asserted a claim totaling $38.0 million.  The parties also exchanged rebuttal damages expert reports on March 5, 2010.  The Company believed the counterclaims were without merit and defendants were not entitled to the damages being sought.  Consequently, the Company intended to defend the counterclaims vigorously at trial, which was scheduled by the court to begin on January 31, 2011.

On December 10, 2010, during a pre-trial settlement conference before the court, the material terms of a settlement related to the Company’s lawsuit against Peter Berkman, Jeffrey Berkman, and Homewerks Worldwide LLC were agreed upon.  On that date, the court signed an order setting forth the material terms of the settlement, which required the payment of at least $10.5 million to the Company as follows (i) the payment of $7.5 million in cash by Peter and Jeffrey Berkman to the Company; (ii) execution and delivery by Peter and Jeffrey Berkman to the Company of a promissory note in the principal amount of $3 million,  secured by Peter Berkman's 70 percent interest in Homewerks Worldwide LLC; and (iii) additional future compensation.  The court order also required the exchange of mutual releases.  The court order did not provide for any payment by the Company, B&K, or any of their officers or directors with respect to the counterclaims.

Following the issuance of the December 10th court order, the Company further negotiated the terms of the settlement with the Berkmans and the parties agreed on the final terms of a settlement that requires the payment of $10.5 million in cash by Peter Berkman, Jeffrey Berkman, and Homewerks Worldwide LLC.  This all cash payment will be made to the Company instead of the payment of $7.5 million in cash along with a promissory note in the principal amount of $3 million.  Consistent with the terms of the December 10th court order, the final terms of the settlement agreement do not provide for any payment by the Company, B&K, or any of their officers or directors with respect to the counterclaims.  As a result, the Company does not anticipate any material adverse effect on its financial condition, results of operations or cash flows as a result of this employment litigation matter.  On February 7, 2011, the settlement agreement was executed by the parties and on February 10, 2011, the trial court dismissed with prejudice all claims and counterclaims asserted by the litigation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 21, 2011, the number of holders of record of Mueller’s common stock was approximately 1,150.  On February 18, 2011, the closing price for Mueller’s common stock on the New York Stock Exchange was $33.92.

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2011, the authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 25, 2010, the Company had repurchased approximately 2.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended December 25, 2010.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
					7,647,030	(1)
September 26 – October 23, 2010	-		$-

October 24 – November 20, 2010	10,906	(2)	30.53

November 21 – December 25, 2010	-		-

(1)	Shares available to be purchased under the Company's ten million share repurchase authorization until October 2011. The extension of the authorization was announced on October 21, 2010.
(2)	Shares tendered to the Company by employee stock option holders in payment of purchase price and/or withholding taxes upon exercise.

     The Company’s Board of Directors declared a regular quarterly dividend of 10 cents per share on its common stock for each fiscal quarter of 2010 and 2009.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

     The high, low, and closing prices of Mueller's common stock on the New York Stock Exchange for each fiscal quarter of 2010 and 2009 were as follows:

	High	Low	Close
2010

Fourth quarter	$33.86	$25.23	$33.04
Third quarter	26.29	23.10	25.90
Second quarter	31.20	23.92	24.75
First quarter	26.62	21.88	25.96

2009

Fourth quarter	$27.75	$22.55	$25.49
Third quarter	25.80	19.48	24.47
Second quarter	24.84	20.01	21.52
First quarter	26.26	16.01	22.11

PERFORMANCE GRAPH

The following table compares total stockholder return since December 31, 2005 to the Dow Jones U.S. Total Market Index (Total Market Index) and the Dow Jones U.S. Building Materials & Fixtures Index (Building Materials Index).  Total return values for the Total Market Index, the Building Materials Index and the Company were calculated based on cumulative total return values assuming reinvestment of dividends.  The common stock is traded on the New York Stock Exchange under the symbol MLI.

	2005	2006	2007	2008	2009	2010
Mueller Industries, Inc.	100	117	110	86	98	130
Dow Jones U.S. Total Market Index	100	116	123	74	100	116
Dow Jones U.S. Building Materials & Fixtures Index	100	115	111	73	87	100

ITEM 6.                 SELECTED FINANCIAL DATA

(In thousands, except per share data)		2010		2009		2008		2007		2006

For the fiscal year: (1)

	Net sales	$2,059,797		$1,547,225		$2,558,448		$2,697,845		$2,510,912

	Operating income	136,147	(2)	32,220	(3)	126,096	(4)	191,621	(6)	218,885	(7)

	Net income attributable to Mueller Industries, Inc.	86,171		4,675		80,814	(5)	115,475		148,869	(8)

	Diluted earnings per share	2.28		0.12		2.17		3.10		4.00

	Cash dividends per share	0.40		0.40		0.40		0.40		0.40

At year-end:

	Total assets	1,258,996		1,180,141		1,182,913		1,449,204		1,268,907

	Long-term debt	158,226		158,226		158,726		281,738		308,154

(1)	Includes activity of acquired businesses from the following purchase dates: Extruded, February 27, 2007, and Linesets, Inc., August 6, 2010.

(2)	Includes $22.7 million gain from settlement of insurance claims.

(3)	Includes impairment charges of $29.8 million, primarily related to goodwill.

(4)
Includes $14.9 million pre-tax gain from liquidation of LIFO layers less a pre-tax charge of $4.9 million to write down inventories to the lower-of-cost-or-market and a goodwill impairment charge of $18.0 million.

(5)
Includes the net-of-tax effect of all of the items described in (4) above, plus a provision of $15.4 million ($9.6 million after tax) related to environmental settlements and obligations and a gain of $21.6 million related to the early extinguishment of debt.

(6)	Includes $10.0 million pre-tax gain from liquidation of LIFO layers plus a gain from a copper litigation settlement of $8.9 million, less a goodwill impairment charge of $2.8 million.

(7)	In 2006, the Company recorded a pre-tax charge of $14.2 million to write down inventories to the lower-of-cost-or-market.

(8)
Includes the net-of-tax effect of the inventory write-down described in (7) above, plus a $7.7 million benefit for change in estimate regarding the future utilization of various tax incentives in 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of December 25, 2010.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 25, 2010 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the  Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 25, 2010 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such evaluation management has concluded that our internal control over financial reporting is effective as of December 25, 2010.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 25, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Industries, Inc.

We have audited Mueller Industries, Inc.’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mueller Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Mueller Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mueller Industries, Inc. as of December 25, 2010 and December 26, 2009, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 25, 2010 and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/S/Ernst & Young LLP

Memphis, Tennessee
February 22, 2011

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is contained under the captions “Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees,” “Corporate Governance,” “Report of the Audit Committee of the Board of Directors,” and “Section 16(a) Beneficial Ownership Compliance Reporting” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC on or about March 23, 2011, which is incorporated herein by reference.

The Company intends to disclose any amendments to its Code of Business Conduct and Ethics by posting such information to the Company’s website at www.muellerindustries.com.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption “Compensation Discussion and Analysis,” “Summary Compensation Table for 2010,” “2010 Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal 2010 Year-End,” “2010 Option Exercises,” “Employment and Consulting Agreements,” “Potential Payments Under Employment and Consulting Agreements as of the End of 2010,” “2010 Director Compensation,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “Corporate Governance” in the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC on or about March 23, 2011, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table discloses information regarding the securities to be issued and the securities remaining available for issuance under the Registrant’s stock-based incentive plans as of December 25, 2010 (shares in thousands):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,659	$27.87	732	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	1,659	$27.87	732

(1) Of the 732 thousand securities remaining available for issuance under the equity compensation plans, 603 thousand are available under the Company’s 2009 Stock Incentive Plan for issuance of restricted stock, stock appreciation rights, or stock options.  The remaining securities are available for issuance of stock options only.

Other information required by Item 12 is contained under the captions “Principal Stockholders” and “Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC on or about March 23, 2011, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption “Corporate Governance” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC on or about March 23, 2011, which is incorporated herein by reference.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is contained under the caption “Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC on or about March 23, 2011, which is incorporated herein by reference.

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

10.5
Fourth Amendment, dated December 2, 2008, to the Amended and Restated Employment Agreement, dated as of September 17, 1997, by and between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K, dated February 24, 2009, for the fiscal year ended December 27, 2008).

10.6
Amended and Restated Consulting Agreement, dated October 25, 2007, by and between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated October 25, 2007).

10.7
Amendment No. 1, dated December 2, 2008, to the Amended and Restated Consulting Agreement, dated October 25, 2007, by and between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K, dated February 24, 2009, for the fiscal year ended December 27, 2008).

10.8
Employment Agreement, effective October 17, 2002, by and between the Registrant and Kent A. McKee (Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002).

10.9
Amendment No. 1, dated December 10, 2008, to the Employment Agreement, effective October 17, 2002, by and between the Registrant and Kent A. McKee (Incorporated herein by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K, dated February 24, 2009, for the fiscal year ended December 27, 2008).

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

10.17	Mueller Industries, Inc. Annual Bonus Plan (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated May 5, 2005).

10.18	Summary description of the Registrant’s 2011 incentive plan for certain key employees.

10.19
Credit Agreement, dated as of December 1, 2006, among the Registrant (as Borrower) and Lasalle Bank Midwest National Association (as agent), and certain lenders named therein (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated July 20, 2010).

21.0	Subsidiaries of the Registrant.

23.0	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2011.

MUELLER INDUSTRIES, INC.

/S/ Harvey L. Karp
Harvey L. Karp, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ Harvey L Karp	Chairman of the Board, and Director	February 22, 2011
Harvey L. Karp

/S/Alexander P. Federbush	Vice Chairman of the Board, and Director	February 22, 2011
Alexander P. Federbush

/S/ Gregory L. Christopher	Chief Executive Officer	February 22, 2011
Gregory L. Christopher	(Principal Executive Officer), and Director

/S/ Paul J. Flaherty	Director	February 22, 2011
Paul J. Flaherty

/S/ Gennaro J. Fulvio	Director	February 22, 2011
Gennaro J. Fulvio

/S/ Gary S. Gladstein	Director	February 22, 2011
Gary S. Gladstein

/S/ Scott J. Goldman	Director	February 22, 2011
Scott J. Goldman

/S/ Terry Hermanson	Director	February 22, 2011
Terry Hermanson

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title	Date

/S/ Kent A. McKee	February 22, 2011
Kent A. McKee
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/S/ Richard W. Corman	February 22, 2011
Richard W. Corman
Vice President – Controller

MUELLER INDUSTRIES, INC.

FINANCIAL STATEMENT SCHEDULE

Schedule for the years ended December 25, 2010, December 26, 2009, and December 27, 2008

Valuation and Qualifying Accounts (Schedule II)	F- 47

Index

FINANCIAL REVIEW

Overview

The Company is a leading manufacturer of copper, brass, plastic, and aluminum products.  The range of these products is broad:  copper tube and fittings; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic pipe, fittings and valves; refrigeration valves and fittings; fabricated tubular products; and steel nipples.  The Company also resells imported brass and plastic plumbing valves, malleable iron fittings, faucets and plumbing specialty products.  Mueller’s operations are located throughout the United States and in Canada, Mexico, Great Britain, and China.

The Company’s businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the Original Equipment Manufacturers (OEM) segment.  For disclosure purposes, as permitted under Accounting Standards Codification (ASC) 280, Segment Reporting, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), European Operations, and Mexican Operations.  The OEM segment is composed of the Industrial Products Division (IPD), Engineered Products Division (EPD), and Jiangsu Mueller–Xingrong Copper Industries Limited (Mueller-Xingrong), the Company’s Chinese joint venture.  Certain administrative expenses and expenses related primarily to retiree benefits at inactive operations are combined into the Corporate and Eliminations classification.  These reportable segments are described in more detail below.

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

The majority of the Company’s manufacturing facilities operated at significantly below capacity during 2010 and 2009 due to the reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  The U.S. housing and residential construction market has been adversely affected in the recent economic downturn.  Per the U.S. Census Bureau, new housing starts in the U.S. were 588 thousand in 2010, which was a six percent increase compared with 554 thousand in 2009 and much lower than the historical amounts of 906 thousand in 2008 and 1.4 million in 2007.  The December 2010 seasonally adjusted annual rate of new housing starts was 529 thousand which is a decrease of eight percent compared with the December 2009 rate of 576 thousand.  Housing construction activity and new home sales slowed significantly following the expiration of homebuyer tax incentives in April 2010.  This is reflected in the year-over-year increase in housing starts and the year-over-year decrease in the December seasonally adjusted annual rates.  Mortgage rates have remained at low levels during 2010 and 2009, as the average 30-year fixed mortgage rate was 4.71 percent in December 2010 and 4.93 percent in December 2009.  Commercial construction has also declined significantly in the past two years.  According to the U.S. Census Bureau, the private nonresidential value of construction put in place was $265.9 billion in 2010, $346.7 billion in 2009, and $408.6 billion in 2008.  Business conditions in the U.S. automotive industry have also been exceptionally difficult in the economic downturn, which affected the demand for various products in the Company’s OEM segment; however, some improvements have recently occurred.  All of these conditions have significantly affected the demand for virtually all of the Company’s core products.

Index

Residential construction activity is still at historical lows and recovery is expected to be modest due to continuing high rates of unemployment, the impact of mounting foreclosures, the tightening of lending terms and the phase-out of governmental stimulus spending programs.  The private non-residential construction sector, which includes offices, industrial and retail projects, declined by almost 25 percent in 2010 and 13 percent in 2009.  The Company expects that most of the conditions will gradually improve during 2011.  The increase in GDP of 2.9 percent in 2010 compared to a 2.6 percent decrease in 2009 is a sign that the U.S. economy is rebounding.

Profitability of certain of the Company’s product lines depends upon the “spreads” between the cost of raw material and the selling prices of its products.  The open market prices for copper cathode and scrap, for example, influence the selling price of copper tubing, a principal product manufactured by the Company.  The Company attempts to minimize the effects on profitability from fluctuations in material costs by passing through these costs to its customers.  The Company’s earnings and cash flow are dependent upon these spreads that fluctuate based upon market conditions.

Earnings and profitability are also impacted by unit volumes that are subject to market trends, such as substitute products and imports, and market share.  In core product lines, the Company intensively manages its pricing structure while attempting to maximize its profitability.  From time-to-time, this practice results in lost sales opportunities and lower volume.  Plastic plumbing systems are the primary substitute product; these products represent an increasing share of consumption.  U.S. consumption of copper tubing is still predominantly supplied by U.S. manufacturers, although imports from Mexico have been a significant factor.  In recent years, brass rod consumption in the U.S. has declined due to the outsourcing of many manufactured products from offshore regions.

Results of Operations

2010 Performance Compared with 2009

Consolidated net sales in 2010 were $2.06 billion, a 33 percent increase compared with net sales of $1.55 billion in 2009.  The increase was primarily attributable to higher unit sales volumes in most of the Company’s primary product lines and the increase in base metal prices, primarily copper.  Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The Comex average copper price in 2010 was approximately $3.43 per pound, or 46 percent higher than the 2009 average of $2.35 per pound.

Cost of goods sold was $1.77 billion in 2010 compared with $1.33 billion in 2009.  The year-over-year increase was due primarily to increased sales volume in core product lines and the increase in the price of copper, the Company’s principal raw material.

Depreciation and amortization remained relatively consistent.  Selling, general, and administrative expenses increased to $131.2 million in 2010; this $14.6 million increase was primarily due to increased employment costs, including incentive compensation of $9.2 million, increased foreign currency transaction losses of $2.0 million, and increased bad debt expense of $4.3 million.  These increases were partially offset by reduced professional fees of $2.9 million.

During 2010, the Company recognized insurance settlements of $22.7 million related to the reimbursement for losses claimed as a result of fires at the U.K. copper tube mill in November 2008, and the Fulton, Mississippi copper tube mill in July 2009, the results of which are not impacted by daily operations and are not expected to recur in future periods.

During 2009, the Company recognized impairment charges of $29.8 million primarily related to goodwill as a result of its annual assessment.  For this assessment, the projected operating results and cash flows for certain reporting units indicated that their fair market value was less than their net carrying value, including goodwill.

Index

Interest expense increased to $11.6 million in 2010 from $10.0 million in 2009.  This increase was due to increased borrowings by Mueller–Xingrong to fund operations.  Other (expense) income, net was $2.7 million expense in 2010 compared with income of $0.9 million for 2009.  This fluctuation was primarily due to an environmental provision of $2.5 million related to the Eureka Mills Site.

Income tax expense was $34.3 million, for an effective rate of 28 percent.  This rate was lower than what would be computed using the U.S. statutory federal rate primarily due to the release of a valuation allowance in a foreign jurisdiction of $5.5 million, the U.S. production activities deduction benefit of $3.0 million, the effect of foreign rates lower than the U.S. federal statutory rate and other foreign adjustments of $2.1 million, and reductions in tax contingencies of $1.5 million.  These decreases were partially offset by state tax expense, net of federal benefit, of $2.9 million.

The Company’s employment was approximately 3,600 at the end of 2010 compared with 3,300 at the end of 2009.

Plumbing & Refrigeration Segment

Net sales by the Plumbing & Refrigeration segment increased 25 percent to $1.1 billion in 2010 from $892.1 million in 2009.  The increase in net sales was due to higher unit sales volumes resulting from increased demand in the majority of the segment’s core product lines and from higher selling prices resulting from higher average prices of raw materials.  Of the $223.5 million increase in net sales, approximately $25.8 million was attributable to higher unit volume and approximately $197.7 million was due to higher net selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings.  Cost of goods sold increased from $744.9 million in 2009 to $951.2 million in 2010 which was also due to higher sales volume and increasing raw material prices, primarily copper.  Depreciation and amortization decreased from $26.3 million in 2009 to $24.9 million in 2010 due to reduced depreciation expense resulting from certain assets becoming fully depreciated.  Selling, general, and administrative expenses increased from $74.4 million in 2009 to $78.6 million in 2010.  The increase is primarily due to increased sales and distribution expenses resulting from higher sales volume and increased employment costs, including incentive compensation of $1.6 million.  During 2009, the segment recorded non-cash impairment charges of $19.5 million primarily related to goodwill.  Operating income for the segment increased from $27.0 million to $83.7 million due to higher sales volume in the segment’s core product lines, increased spreads in core products especially in copper tube and fittings.

OEM Segment

The OEM segment’s net sales were $958.9 million in 2010 compared with $664.1 million in 2009.  The increase was due primarily to higher sales volume and higher net selling prices resulting from higher average costs of raw materials.  Of the $294.8 million increase in net sales, approximately $116.8 million was attributable to higher unit volume and approximately $178.0 million was due to higher net selling prices in the segment’s core product lines of brass rod, forgings, and commercial tube.  Cost of goods sold increased to $837.6 million in 2010 from $590.4 million in 2009, which was also due to the increase in sales volume and average costs of raw materials.  Depreciation and amortization remained relatively consistent.  Selling, general, and administrative expenses were $26.8 million in 2010 compared with $20.5 million in 2009.  The increase is due primarily to increased employment costs, including incentive compensation of $1.4 million, and increased bad debt expense of $3.9 million.  Operating income increased from $28.7 million in 2009 to $80.1 million in 2010, due primarily to higher sales volumes, improved unit spreads, and lower per unit conversion costs.  Impairment charges, primarily pertaining to goodwill were $10.3 million in 2009 compared with none in 2010.

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

Index

Cost of goods sold was $1.33 billion in 2009 compared with $2.23 billion in 2008.  The year-over-year decrease was due primarily to reduced sales volume in core product lines and the decline in the market value of copper, the Company’s principal raw material.  Additionally, cost of goods sold for 2008 included two non-cash items that were not present in 2009.  During the fourth quarter of 2008, the Company recognized a $14.9 million gain resulting from the liquidation of last-in, first-out (LIFO) inventory layers.  The LIFO gain was partially offset by the impact of certain inventories valued using the first-in, first-out (FIFO) method which were written down to the lower-of-cost-or-market, resulting in an increase to cost of goods sold of $4.9 million.

Depreciation and amortization expense was $41.6 million in 2009 compared with $44.3 million in 2008.  This decrease was primarily due to reduced depreciation expense resulting from assets written off following the fire in late 2008 at the Company’s European tube operations and the impact of lower average exchange rates of the British pound and the Mexico peso versus the U.S. dollar during 2009.  Selling, general, and administrative expenses decreased to $116.7 million in 2009; this $20.2 million decrease was due to reduced employment costs, including incentive compensation of $12.0 million, and lower sales and distribution expenses of $5.1 million associated with lower shipment volume.

During 2009, the Company incurred impairment charges of $29.8 million.  In the Plumbing and Refrigeration segment, the Company recognized goodwill impairment at Mueller Primaflow, the Company’s import distribution business located in the U.K.  In the OEM segment, the Company recognized goodwill impairment at the following reporting units: (i) Impacts & Micro Gauge, (ii) Gas Products, and (iii) Mueller-Xingrong.  The impairment charges resulted from diminished operating results and cash flows due to weak demand and economic conditions of the markets in which the business units participate.  During 2008, based upon its required annual assessment of goodwill, the Company recognized an estimated impairment charge of $18.0 million related to its Mexican Operations.

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

Index

Depreciation and amortization decreased from $28.8 million in 2008 to $26.3 million in 2009 due to reduced depreciation expense resulting from assets written off following the fire in late 2008 at the Company’s U.K. copper tube mill and the impact of lower average exchange rates of the British pound and the Mexico peso versus the U.S. dollar during 2009.  Selling, general, and administrative expenses decreased from $89.3 million in 2008 to $74.4 million in 2009.  The decrease is primarily due to decreased sales and distribution expenses of $4.7 million resulting from lower sales volume, and decreased employment costs, including incentive compensation of $7.4 million.  During 2009 and 2008, the segment recorded non-cash impairment charges of $19.5 million and $18.0 million, respectively, primarily related to goodwill.  Operating income for the segment declined from $106.8 million to $27.0 million due to lower sales volume in the segment’s core product lines, reduced spreads in core products especially in copper tube and fittings, and higher per-unit conversion costs associated with lower production volume.

OEM Segment

The OEM segment’s net sales were $664.1 million in 2009 compared with $1.18 billion in 2008.  The decrease was due primarily to lower sales volume and lower net selling prices resulting from lower average costs of raw materials.  Of the $512.8 million decrease in net sales, approximately $343.8 million was attributable to lower unit volume and approximately $134.5 million was due to lower net selling prices in the segment’s core product lines of brass rod, forgings, and commercial tube.  Cost of goods sold declined to $590.4 million in 2009 from $1.09 billion in 2008, which was also due to the decline in sales volume and average costs of raw material.  Depreciation and amortization remained relatively consistent.  Selling, general, and administrative expenses were $20.5 million in 2009 compared with $23.6 million in 2008.  The decrease is due primarily to reduced bad debt expense of $2.2 million and decreased employment costs of $1.7 million associated with headcount reductions.  Operating income decreased from $45.3 million in 2008 to $28.7 million in 2009, due primarily to lower sales volumes and increased impairment charges (primarily pertaining to goodwill) of $10.3 million, partially offset by improved unit spreads at the segment’s brass rod operations and reduced employment costs.

Liquidity and Capital Resources

Cash and cash equivalents increased to $394.1 million at December 25, 2010, from $346.0 million at December 26, 2009, for a net increase of $48.1 million.  Major components of the 2010 change included $56.4 million of cash provided by operating activities, $2.0 million of cash used in investing activities and $6.4 million of cash used in financing activities.

The primary components of cash provided by operating activities were consolidated net income of $87.5 million, insurance settlements of $22.7 million, changes in working capital, and non-cash adjustments primarily consisting of depreciation and amortization of $40.7 million.  Major changes in working capital included a $46.5 million increase in trade accounts receivable, $17.2 million increase in inventories and a $4.9 million increase in current liabilities.  Increases in the components of working capital, specifically accounts receivable and inventory, were primarily the result of rising raw material prices.

The Company spent approximately $1.9 million during 2010 for environmental matters.  As of December 25, 2010, the Company expects to spend $1.6 million in 2011, $1.0 million in 2012, $1.0 million in 2013, $1.0 million in 2014, $0.5 million in 2015, and $9.3 million thereafter for ongoing projects.  In addition, the Company has provided $2.5 million to settle its claims related to the Eureka Mills site, of which $250 thousand was paid in December 2010 and the remainder was paid in February 2011.  The timing of a potential payment for a $9.5 million settlement offer has not yet been determined.

The major components of net cash used in investing activities during 2010 included $18.7 million used for capital expenditures and $2.0 million used for the acquisition of a business.  These uses were partially offset by $18.8 million of insurance proceeds.  Net cash used in financing activities totaled $6.4 million, which consists primarily of $15.1 million used for payment of regular quarterly dividends to stockholders of the Company and $0.7 million used for the payment of dividends to noncontrolling stockholders of Mueller-Xingrong.  These uses were partially offset by $2.8 million in proceeds from the exercise of incentive stock options and $6.9 million from net funding of the joint venture’s credit facility.

Index

The Company has a $200 million unsecured line-of-credit (Credit Facility) which expires in December 2011.  At year-end, the Company had no borrowings against the Credit Facility.  Approximately $8.8 million in letters of credit were backed by the Credit Facility at the end of 2010.  As of December 25, 2010, the Company’s total debt was $190.2 million or 18.9 percent of its total capitalization.  The Company expects to renew the Credit Facility during 2011.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of December 25, 2010, the Company was in compliance with all of its debt covenants.

Contractual cash obligations of the Company as of December 25, 2010 included the following:

		Payments Due by Year
(In millions)	Total	2011	2012-2013	2014-2015	Thereafter

Debt	$190.2	$32.0	$2.0	$150.2	$6.0
Interest on fixed rate debt	35.6	8.9	17.8	8.9	—
Consulting Agreement (1)	6.7	1.3	2.7	2.0	0.7
Operating leases	29.3	6.0	10.2	5.7	7.4
Purchase commitments (2)	203.5	203.5	—	—	—

Total contractual cash obligations	$465.3	$251.7	$32.7	$166.8	$14.1

(1)	See Note 10 to Consolidated Financial Statements. For the purposes of this disclosure, the Company assumed the Consulting Agreement is effective immediately.

(2)
The Company has contractual supply commitments for raw materials totaling $196.3 million at year end prices; these contracts contain variable pricing based on Comex and the London Metals Exchange (LME).  These commitments are for purchases of raw materials that are expected to be consumed in the ordinary course of business.

The above obligations will be satisfied with existing cash, the Credit Facility, and cash generated by operations.  Cash flows to fund pension and other postretirement benefit obligations were $4.1 million in 2010 and $4.4 million in 2009.  The Company has no off-balance sheet financing arrangements except for the operating leases identified above.

Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.  The price of copper has fluctuated significantly and averaged approximately $3.13 in 2008, $2.35 in 2009, and $3.43 in 2010.  During the fourth quarter of 2008, the price of copper declined significantly to $1.27 per pound by the end of 2008; however, the average price of copper increased each month during 2009 and was $3.27 per pound at the end of 2009.  During 2010, the price of copper steadily increased each month, with the exception of June, and was $4.25 per pound at the end of 2010.

The Company’s Board of Directors declared a regular quarterly dividend of 10 cents per share on its common stock during each quarter of 2010, 2009, and 2008.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

Management believes that cash provided by operations, the Credit Facility, and currently available cash of $394.1 million will be adequate to meet the Company’s normal future capital expenditure and operational needs.  The Company’s current ratio (current assets divided by current liabilities) was 4.7 to 1 as of December 25, 2010.

Index

The Company’s Board of Directors has extended, until October 2011, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 25, 2010, the Company had repurchased approximately 2.4 million shares under this authorization.  In addition, the Company may repurchase portions of its 6% Subordinated Debentures through open market transactions or through privately negotiated transactions.

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

The Company occasionally enters into forward fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with forward fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (OCI) and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At year-end, the Company held open futures contracts to purchase approximately $10.5 million of copper over the next twelve months related to fixed-price sales orders.

Futures contracts may also be used to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of OCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  There were no open contracts to purchase natural gas at December 25, 2010.

Interest Rates

At December 25, 2010 and December 26, 2009, the fair value of the Company’s debt was estimated at $189.9 million and $181.8 million, respectively, primarily using market yields and taking into consideration the underlying terms of the debt.  Such fair value was less than the carrying value of debt at December 25, 2010 and December 26, 2009 by $0.4 million and $0.7 million, respectively.  Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent decrease in interest rates and amounted to $2.8 million at December 25, 2010 and $3.4 million at December 26, 2009.

The Company had variable-rate debt outstanding of $42.1 million at December 25, 2010 and $34.4 million at December 26, 2009.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pre-tax earnings and cash flows.  The primary interest rate exposures on floating-rate debt are based on LIBOR and the base-lending rate published by the People’s Bank of China.

Index

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  The Company may utilize certain futures contracts or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of OCI and reflected in earnings upon collection of receivables.  At December 25, 2010, the Company had open forward contracts with a financial institution to sell approximately $3.6 million Canadian dollars through February 2011.

The Company’s primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars.  The primary currencies to which the Company is exposed include the Canadian dollar, the British pound sterling, the euro, the Mexican peso, and the Chinese renminbi.  The Company generally views as long-term its investments in foreign subsidiaries with a functional currency other than the U.S. dollar.  As a result, the Company generally does not hedge these net investments.  The net investment in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates was $188.2 million at December 25, 2010 and $150.9 million at December 26, 2009.  The potential loss in value of the Company’s net investment in foreign subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at December 25, 2010 and December 26, 2009 amounted to $18.8 million and $15.1 million, respectively.  This change would be reflected in the foreign currency translation component of OCI in the equity section of the Company’s Consolidated Balance Sheets, until the foreign subsidiaries are sold or otherwise disposed.

During 2010, exchange rates with respect to many foreign currencies fluctuated significantly with respect to the U.S. dollar.  The Company has significant investments in foreign operations whose functional currency is the British pound sterling and the Mexican peso.  The British pound sterling decreased approximately three percent and the Mexican peso increased approximately five percent relative to the U.S. dollar during 2010.  The resulting foreign currency translation gains and losses are recorded as a component of OCI.

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

Index

Goodwill

Goodwill represents cost in excess of fair values assigned to the underlying net assets of acquired businesses.  Goodwill is subject to impairment testing, which is performed by the Company as of the first day of the fourth quarter of each fiscal year, unless circumstances dictate more frequent testing.  For testing purposes, the Company uses components of its operating segments; components of a segment having similar economic characteristics are combined.  The annual impairment test is a two-step process.  The first step is the estimation of fair value of reporting units that have goodwill.  If this estimate indicates that impairment potentially exists, the second step (step two) is performed.  Step two, used to measure the amount of goodwill impairment loss, compares the implied fair value of goodwill to the carrying value.  In step two the Company is required to allocate the fair value of each reporting unit, as determined in step one, to the fair value of the reporting unit’s assets and liabilities, including unrecognized intangible assets and corporate allocation where applicable, in a hypothetical purchase price allocation as if the reporting unit had been purchased on that date.  If the implied fair value of goodwill is less than the carrying value, an impairment charge is recorded.  Inputs to that model include various estimates, including cash flow projections and assumptions.  Some of the inputs are highly subjective and are affected by changes in business conditions and other factors.  Changes in any of the inputs could have an effect on future tests and result in material impairment charges.

Income Taxes

Deferred income tax assets and liabilities are recognized when differences arise between the treatment of certain items for financial statement and tax purposes.  Realization of certain components of deferred tax assets is dependent upon the occurrence of future events.  The Company records valuation allowances to reduce its deferred tax assets to the amount it believes is more likely than not to be realized.  These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on the Company’s judgment, estimates, and assumptions.  In the event the Company were to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would increase the valuation allowance through a charge to income tax expense in the period that such determination is made.  Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future, in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made.

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

Environmental Reserves

The Company recognizes an environmental liability when it is probable the liability exists and the amount is reasonably estimable.  The Company estimates the duration and extent of its remediation obligations based upon reports of outside consultants; internal analyses of clean-up costs, and ongoing monitoring costs; communications with regulatory agencies; and changes in environmental law.  If the Company were to determine that its estimates of the duration or extent of its environmental obligations were no longer accurate, the Company would adjust its environmental liabilities accordingly in the period that such determination is made.  Estimated future expenditures for environmental remediation are not discounted to their present value.  Accrued environmental liabilities are not reduced by potential insurance reimbursements.

Environmental expenses that relate to ongoing operations are included as a component of cost of goods sold.  Environmental expenses related to non-operating properties are included in other (expense) income, net in the Consolidated Statements of Income.

Index

Allowance for Doubtful Accounts

The Company provides an allowance for receivables that may not be fully collected.  In circumstances where the Company is aware of a customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial downgrading of credit ratings), it records a reserve for bad debts against amounts due to reduce the net recognized receivable to the amount it believes most likely will be collected.  For all other customers, the Company recognizes reserves for bad debts based on its historical collection experience.  If circumstances change (e.g., greater than expected defaults or an unexpected material change in a major customer’s ability to meet its financial obligations), the Company’s estimate of the recoverability of amounts due could be changed by a material amount.

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

Index

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 25, 2010, December 26, 2009, and December 27, 2008

(In thousands, except per share data)	2010	2009	2008

Net sales	$2,059,797	$1,547,225	$2,558,448

Cost of goods sold	1,774,811	1,327,022	2,233,123
Depreciation and amortization	40,364	41,568	44,345
Selling, general, and administrative expense	131,211	116,660	136,884
Insurance settlements	(22,736)	—	—
Impairment charges	—	29,755	18,000

Operating income	136,147	32,220	126,096

Interest expense	(11,647)	(9,963)	(19,050)
Other (expense) income, net	(2,650)	872	13,896

Income before income taxes	121,850	23,129	120,942

Income tax expense	(34,315)	(17,792)	(38,332)

Consolidated net income	87,535	5,337	82,610

Less net income attributable to noncontrolling interest	(1,364)	(662)	(1,796)

Net income attributable to Mueller Industries, Inc.	$86,171	$4,675	$80,814

Weighted average shares for basic earnings per share	37,672	37,336	37,123
Effect of dilutive stock-based awards	97	88	186

Adjusted weighted average shares for diluted earnings per share	37,769	37,424	37,309

Basic earnings per share	$2.29	$0.13	$2.18

Diluted earnings per share	$2.28	$0.12	$2.17

Dividends per share	$0.40	$0.40	$0.40

See accompanying notes to consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 25, 2010 and December 26, 2009

(In thousands, except share data)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$394,139	$346,001
Accounts receivable, less allowance for doubtful accounts of $5,447 in 2010 and $5,947 in 2009	269,258	228,739
Inventories	209,892	191,262
Current deferred income taxes	19,227	18,491
Other current assets	19,798	24,350

Total current assets	912,314	808,843

Property, plant, and equipment, net	229,498	250,395
Goodwill	102,250	102,250
Other assets	14,934	18,653

Total Assets	$1,258,996	$1,180,141

Liabilities
Current liabilities:
Current portion of debt	$32,020	$24,325
Accounts payable	67,849	73,837
Accrued wages and other employee costs	33,338	24,829
Other current liabilities	61,920	60,379

Total current liabilities	195,127	183,370

Long-term debt, less current portion	158,226	158,226
Pension liabilities	18,249	20,715
Postretirement benefits other than pensions	22,690	23,605
Environmental reserves	23,902	23,268
Deferred income taxes	24,081	31,128
Other noncurrent liabilities	824	887

Total liabilities	443,099	441,199

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 40,091,502; outstanding 37,854,760 in 2010 and 37,649,584 in 2009	401	401
Additional paid-in capital	263,233	262,166
Retained earnings	611,279	540,218
Accumulated other comprehensive loss	(37,046)	(36,104)
Treasury common stock, at cost	(49,131)	(53,514)

Total Mueller Industries, Inc. stockholders' equity	788,736	713,167
Noncontrolling interest	27,161	25,775

Total equity	815,897	738,942

Commitments and contingencies	—	—

Total Liabilities and Equity	$1,258,996	$1,180,141

See accompanying notes to consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 25, 2010, December 26, 2009, and December 27, 2008

(In thousands)	2010	2009	2008
Operating activities:
Consolidated net income	$87,535	$5,337	$82,610
Reconciliation of net income to net cash provided by operating activities:
Depreciation	39,656	40,867	43,666
Amortization of intangibles	708	701	679
Amortization of Subordinated Debenture costs	288	190	539
Stock-based compensation expense	2,877	2,633	2,915
Insurance settlements	(22,736)	—	—
Insurance proceeds – noncapital related	5,561	7,338	4,954
Income tax benefit from exercise of stock options	(145)	(203)	(92)
Impairment charges	—	29,755	18,000
Deferred income taxes	(6,627)	(2,554)	(4,465)
Provision for doubtful accounts receivable	4,763	506	2,654
Gain on early retirement of debt	—	(128)	(21,575)
Loss on disposal of properties	756	683	598
Changes in assets and liabilities, net of business acquired:
Receivables	(46,494)	(6,988)	89,051
Inventories	(17,248)	22,699	44,591
Other assets	2,974	(505)	(3,027)
Current liabilities	4,913	(21,161)	(89,538)
Other liabilities	(623)	(1,808)	12,741
Other, net	199	26	1,459

Net cash provided by operating activities	56,357	77,388	185,760

Investing activities:
Capital expenditures	(18,678)	(13,942)	(22,261)
Acquisition of business	(2,021)	—	—
Proceeds from sales of properties	71	611	81
Net (deposits into) withdrawals from restricted cash balances	(156)	7,013	(10,945)
Insurance proceeds	18,798	—	—

Net cash used in investing activities	(1,986)	(6,318)	(33,125)

Financing activities:
Repayments of long-term debt	—	(370)	(126,877)
Dividends paid to stockholders of Mueller Industries, Inc.	(15,074)	(14,944)	(14,847)
Dividends paid to noncontrolling interests	(741)	(1,449)	—
Issuance (repayment) of debt by joint venture, net	6,848	131	(25,564)
Acquisition of treasury stock	(418)	(870)	(32)
Issuance of shares under incentive stock option plans from treasury	2,846	9,145	1,167
Income tax benefit from exercise of stock options	145	203	92

Net cash used in financing activities	(6,394)	(8,154)	(166,061)

Effect of exchange rate changes on cash	161	4,225	(16,332)

Increase (decrease) in cash and cash equivalents	48,138	67,141	(29,758)
Cash and cash equivalents at the beginning of the year	346,001	278,860	308,618

Cash and cash equivalents at the end of the year	$394,139	$346,001	$278,860

For supplemental disclosures of cash flow information, see Notes 1, 5, 7, and 14.
See accompanying notes to consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 25, 2010, December 26, 2009, and December 27, 2008

	2010		2009		2008
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at beginning of year	40,092	$401	40,092	$401	40,092	$401
Balance at end of year	40,092	$401	40,092	$401	40,092	$401

Additional paid-in capital:
Balance at beginning of year		$262,166		$262,378		$259,611
Issuance of shares under incentive stock option plans		(394)		(1,295)		(240)
Stock-based compensation expense		2,877		2,633		2,915
Income tax benefit from exercise of stock options		145		203		92
Write-off of excess tax benefits arising from the exercise of stock options		—		(353)		—
Issuance of restricted stock		(1,561)		(1,400)		—

Balance at end of year		$263,233		$262,166		$262,378

Retained earnings:
Balance at beginning of year		$540,218		$550,501		$484,534
Net income attributable to Mueller Industries, Inc.		86,171		4,675		80,814
Dividends paid or payable to stockholders of Mueller Industries, Inc.		(15,110)		(14,958)		(14,847)

Balance at end of year		$611,279		$540,218		$550,501

Accumulated other comprehensive (loss) income:
Foreign currency translation		$(977)		$13,278		$(51,701)
Net change with respect to derivative instruments and hedging activities, net of tax of $(191), $(1,794), and $1,347		376		4,097		(3,819)
Net actuarial loss on pension and postretirement obligations, net of tax of $1,631, $2,138, and $14,867		(402)		(5,655)		(26,542)
Other, net		61		289		2,141

Total other comprehensive (loss) income attributable to Mueller Industries, Inc.		(942)		12,009		(79,921)
Balance at beginning of year		(36,104)		(48,113)		31,808

Balance at end of year		$(37,046)		$(36,104)		$(48,113)

Index

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(continued)
Years Ended December 25, 2010, December 26, 2009, and December 27, 2008

	2010		2009		2008
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Treasury stock:
Balance at beginning of year	2,442	$(53,514)	2,949	$(64,484)	3,012	$(65,859)
Issuance of shares under incentive stock option plans	(149)	3,240	(477)	10,440	(65)	1,407
Repurchase of common stock	15	(418)	34	(870)	2	(32)
Issuance of restricted stock	(71)	1,561	(64)	1,400	—	—

Balance at end of year	2,237	$(49,131)	2,442	$(53,514)	2,949	$(64,484)

Noncontrolling interest:
Balance at beginning of year		$25,775		$24,582		$22,765
Net income attributable to noncontrolling interest		1,365		662		1,796
Dividends paid to noncontrolling interests		(741)		(1,449)		—
Net change with respect to derivative instruments and hedging activities, net of tax of $(279) and $279		—		1,952		(1,952)
Foreign currency translation		762		28		1,973

Balance at end of year		$27,161		$25,775		$24,582

Comprehensive income:
Consolidated net income		$87,535		$5,337		$82,610
Consolidated other comprehensive income (loss)		(180)		13,989		(79,900)

Consolidated comprehensive income		87,355		19,326		2,710
Less: comprehensive income attributable to noncontrolling interest		(2,127)		(2,642)		(1,817)

Comprehensive income attributable to Mueller Industries, Inc.		$85,228		$16,684		$893

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Mueller Industries, Inc. and its majority owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The noncontrolling interest represents a separate private ownership of 49.5 percent of Mueller-Xingrong.

Revenue Recognition

Revenue is recognized when title and risk of loss passes to the customer, provided collection is determined to be probable and no significant obligations remain for the Company.  Estimates for future rebates on certain product lines and product returns are recognized in the period which the revenue is recorded.  The cost of shipping product to customers is expensed as incurred as a component of cost of goods sold.

Cash Equivalents

Temporary investments with original maturities of three months or less are considered to be cash equivalents.  These investments are stated at cost.  At December 25, 2010 and December 26, 2009, temporary investments consisted of money market mutual funds, commercial paper, bank repurchase agreements, and U.S. and foreign government securities totaling $315.9 million and $245.4 million, respectively.  Included in other current assets is restricted cash of $9.2 million and $9.3 million at December 25, 2010 and December 26, 2009, respectively.  These amounts represent required deposits into brokerage accounts that facilitate the Company’s hedging activities and deposits that secure certain short-term notes issued under Mueller-Xingrong’s credit facility.

Allowance for Doubtful Accounts

The Company provides an allowance for receivables that may not be fully collected.  In circumstances where the Company is aware of a customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial downgrading of credit ratings), it records a reserve for bad debts against amounts due to reduce the net recognized receivable to the amount it believes most likely will be collected.  For all other customers, the Company recognizes reserves for bad debts based on its historical collection experience.  If circumstances change (e.g., greater than expected defaults or an unexpected material change in a major customer’s ability to meet its financial obligations), the Company’s estimate of the recoverability of amounts due could be changed by a material amount.

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

Goodwill

Goodwill represents cost in excess of fair values assigned to the underlying net assets of acquired businesses.  Goodwill is subject to impairment testing, which is performed by the Company as of the first day of the fourth quarter of each fiscal year, unless circumstances dictate more frequent testing.  For testing purposes, the Company defines reporting units as components of its operating segments; components of a segment having similar economic characteristics are combined.  The annual impairment test is a two-step process.  The first step is the estimation of fair value of reporting units that have goodwill.  If this estimate indicates that impairment potentially exists, the second step (step two) is performed.  Step two, used to measure the amount of goodwill impairment loss, compares the implied fair value of goodwill to the carrying value.  In step two the Company is required to allocate the fair value of each reporting unit, as determined in step one, to the fair value of the reporting unit’s assets and liabilities, including unrecognized intangible assets and corporate allocation where applicable, in a hypothetical purchase price allocation as if the reporting unit had been purchased on that date.  If the implied fair value of goodwill is less than the carrying value, an impairment charge is recorded.  As discussed in Note 4, impairment charges were recognized in 2009 and 2008.  There can be no assurance that additional goodwill impairment will not occur in the future.

Self-Insurance Accruals

The Company is primarily self-insured for workers’ compensation claims and benefits paid under certain employee health care programs.  Accruals are primarily based on estimated undiscounted cost of claims, which includes incurred but not reported claims, and are classified as accrued wages and other employee costs.

Environmental Reserves and Environmental Expenses

The Company recognizes an environmental liability when it is probable the liability exists and the amount is reasonably estimable.  The Company estimates the duration and extent of its remediation obligations based upon reports of outside consultants; internal analyses of clean-up costs and ongoing monitoring costs; communications with regulatory agencies; and changes in environmental law.  If the Company were to determine that its estimates of the duration or extent of its environmental obligations were no longer accurate, the Company would adjust its environmental liabilities accordingly in the period that such determination is made.  Estimated future expenditures for environmental remediation are not discounted to their present value.  Accrued environmental liabilities are not reduced by potential insurance reimbursements.

Environmental expenses that relate to ongoing operations are included as a component of cost of goods sold.  Environmental expenses related to non-operating properties are included in other (expense) income, net on the Consolidated Statements of Income.

Index

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards calculated using the treasury stock method.  Approximately 1.3 million, 1.2 million, and 1.3 million stock options were excluded from the computation of diluted earnings per share in 2010, 2009, and 2008, respectively, as the options' exercise price was higher than the average market price of the Company's stock.

Income Taxes

Deferred income tax assets and liabilities are recognized when differences arise between the treatment of certain items for financial statement and tax purposes.  Realization of certain components of deferred tax assets is dependent upon the occurrence of future events.  The Company records valuation allowances to reduce its deferred tax assets to the amount it believes is more likely than not to be realized.  These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on the Company’s judgment, estimates, and assumptions regarding those future events.  In the event the Company were to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would increase the valuation allowance through a charge to income tax expense in the period that such determination is made.  Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future, in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made.

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

Stock-Based Compensation

The Company has in effect stock incentive plans under which stock-based awards have been granted to certain employees and members of its board of directors.  Stock-based compensation expense is recognized in the Consolidated Statements of Income as a component of selling, general, and administrative expense based on the grant date fair value of the awards.

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

Index

Derivative Instruments and Hedging Activities

The Company has utilized futures contracts to manage the volatility related to purchases of copper and natural gas, and certain transactions denominated in foreign currencies.  In addition, the Company has, in the past, reduced its exposure to increases in interest rates by entering into an interest rate swap contract.  These contracts have been designated as cash flow hedges.  The Company has also utilized futures contracts to protect the value of its copper inventory on hand and firm commitments to purchase copper through fair value hedges.  The Company accounts for financial derivative instruments by applying hedge accounting rules.  These rules require the Company to recognize all derivatives, as defined, as either assets or liabilities measured at fair value.  If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of OCI until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  Gains and losses recognized by the Company related to the ineffective portion of its hedging instruments, as well as gains and losses related to the portion of the hedging instruments excluded from the assessment of hedge effectiveness, were not material to the Company’s Consolidated Financial Statements.  Should these contracts no longer meet hedge criteria either through lack of effectiveness or because the hedged transaction is not probable of occurring, all deferred gains and losses related to the hedge will be immediately reclassified from OCI into earnings.  Depending on position, the unrealized gain or loss on futures contracts are classified as other current assets or other current liabilities in the Consolidated Balance Sheets, and any changes thereto are recorded in changes in assets and liabilities in the Consolidated Statements of Cash Flows.

The Company primarily executes derivative contracts with major financial institutions.  These counterparties expose the Company to credit risk in the event of non-performance.  The amount of such exposure is limited to the fair value of the contract plus the unpaid portion of amounts due to the Company pursuant to terms of the derivative instruments, if any.  If a downgrade in the credit rating of these counterparties occurs, management believes that this exposure is mitigated by provisions in the derivative arrangements which allow for the legal right of offset of any amounts due to the Company from the counterparties with any amounts payable to the counterparties by the Company.  As a result, management considers the risk of loss from counterparty default to be minimal.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.  Primarily using market yields, the fair value of the Company’s debt instruments were estimated to be $189.9 million and $181.8 million at December 25, 2010 and December 26, 2009, respectively.  Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument (Level 2 hierarchy as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820)).

Foreign Currency Translation

For foreign subsidiaries in which the functional currency is other than the U.S. dollar, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year.  Translation gains and losses are included in equity as a component of OCI.  Included in the Consolidated Statements of Income were transaction losses of $2.2 million in 2010, $0.2 million in 2009, and $0.7 million in 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Index

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board amended its accounting guidance on the consolidation of variable interest entities (VIE).  Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (i) has the power to direct matters that most significantly impact the activities of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  The amended guidance also requires an ongoing reconsideration of the primary beneficiary.  The provisions of this new guidance were effective as of the beginning of 2010.  The adoption had no impact on the Company’s Consolidated Financial Statements.

Reclassifications

Certain amounts in the 2009 and 2008 Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.

Note 2 – Inventories

(In thousands)	2010	2009

Raw materials and supplies	$47,737	$32,593
Work-in-process	34,784	37,923
Finished goods	131,921	126,184
Valuation reserves	(4,550)	(5,438)

Inventories	$209,892	$191,262

Inventories valued using the LIFO method totaled $21.2 million at December 25, 2010 and $21.9 million at December 26, 2009.  At December 25, 2010 and December 26, 2009, the approximate FIFO cost of such inventories was $126.8 million and $98.1 million, respectively.  Additionally, the Company records certain inventories purchased for resale on an average cost basis.  The values of those inventories were $36.4 million at December 25 2010 and $34.2 million at December 26, 2009.

During 2010 and 2008 inventory quantities valued using the LIFO method declined which resulted in liquidation of LIFO inventory layers.  The effect of liquidation of LIFO layers decreased cost of sales by approximately $0.6 million, or 1 cent per diluted share after tax, in 2010 and $14.9 million, or 25 cents per diluted share after tax, in 2008.  During 2008, certain inventories were written down to the lower-of-cost-or-market.  The write-down of approximately $4.9 million, or 8 cents per diluted share after tax during 2008 resulted from the open market price of copper falling below the inventories’ net book value.

At December 25, 2010, the FIFO value of inventory consigned to others was $2.6 million compared with $5.4 million at the end of 2009.

Index

Note 3 – Property, Plant, and Equipment, Net

(In thousands)	2010	2009

Land and land improvements	$12,150	$12,492
Buildings	115,919	112,677
Machinery and equipment	558,775	577,595
Construction in progress	4,445	2,643

	691,289	705,407
Less accumulated depreciation	(461,791)	(455,012)

Property, plant, and equipment, net	$229,498	$250,395

Note 4 – Goodwill

The changes in the carrying amount of goodwill were as follows:

(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Total

Balance at December 27, 2008:
Goodwill	$139,971	$9,971	$149,942
Accumulated impairment	(20,756)	—	(20,756)

	119,215	9,971	129,186

Foreign currency translation adjustment	1,713	—	1,713
Impairment charge	(18,678)	(9,971)	(28,649)
Balance at December 26, 2009 and December 25, 2010:
Goodwill	141,684	9,971	151,655
Accumulated impairment	(39,434)	(9,971)	(49,405)

	$102,250	$—	$102,250

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

There were no impairment charges resulting from the 2010 impairment tests since the estimated fair value substantially exceeded the carrying value.  During 2009, the Company incurred impairment charges of $28.6 million.  In the Plumbing and Refrigeration segment, the Company recognized goodwill impairment at Mueller Primaflow, the Company’s import distribution business located in the U.K.  In the OEM segment, the Company recognized goodwill impairment at the following reporting units: (i) Impacts & Micro Gauge, (ii) Gas Products, and (iii) Mueller-Xingrong.  The impairment charges resulted from diminished operating results and cash flows due to weak demand and economic conditions of the markets in which the business units participate.  The Company reviewed the long-lived assets contained within the impaired reporting units, in accordance with the provisions of ASC 360, Property, Plant, and Equipment.  The Company determined that the undiscounted cash flows related to these assets or asset groups were in excess of their carrying value and therefore were not impaired.

Index

The 2008 impairment tests resulted in total impairment of goodwill at the Company’s Mexican Operations.  This impairment charge resulted from the reporting unit’s operating results falling short of expectations made at the time the business was acquired.

The projections used to assist in the determination of the fair value of the reporting units were based on the Company’s annual operating plan, which is completed in the fourth quarter.  Those projections are directly impacted by the condition of the markets in which the Company’s businesses participate.  For the reporting units included in the Plumbing & Refrigeration segment, the projections reflect, among other things, the decline of the residential construction market over the past several years.  The OEM segment is also impacted by the residential construction market.  Additionally, this segment is linked to the automotive industry, which has been adversely affected by the recent economic downturn.

Note 5 – Debt

(In thousands)	2010	2009

6% Subordinated Debentures, due 2014	$148,176	$148,176
2001 Series IRB’s with interest at 3.08%, due 2011 through 2021	10,000	10,000
Mueller-Xingrong line of credit with interest at 4.86%, due 2011	32,020	24,325
Other	50	50

	190,246	182,551
Less current portion of debt	(32,020)	(24,325)

Long-term debt	$158,226	$158,226

On October 26, 2004, as part of a Special Dividend, the Company issued $299.5 million in principal amount of its 6% Subordinated Debentures (the Debentures) due November 1, 2014.  Interest on the Debentures is payable semi-annually on May 1 and November 1.  The Company may repurchase the Debentures through open market transactions or through privately negotiated transactions.  Since issuance of the Debentures, the Company has repurchased and extinguished $151.3 million in principal amount of the Debentures, of which $0.5 million and $149.0 million were repurchased in 2009 and 2008, respectively.  The Debentures may be redeemed in whole at any time or in part from time-to-time at the option of the Company at a price of 100 percent of the principal amount.

On December 1, 2006, the Company executed a Credit Agreement (the Agreement) with a syndicate of banks establishing an unsecured $200 million revolving credit facility (the Credit Facility) which matures December 1, 2011.  Borrowings under the Credit Facility bear interest, at the Company’s option, at LIBOR plus a variable premium or the greater of Prime or the Federal Funds rate plus 0.5 percent.  LIBOR advances may be based upon the one, two, three, or six-month LIBOR.  The variable premium over LIBOR is based on certain financial ratios, and can range from 27.5 to 67.5 basis points.  At December 25, 2010, the premium was 27.5 basis points.  Additionally, a facility fee is payable quarterly on the total commitment and varies from 10.0 to 20.0 basis points based upon the Company’s capitalization ratio.  Availability of funds under the Credit Facility is reduced by the amount of certain outstanding letters of credit, which are used to secure the Company's payment of insurance deductibles and certain retiree health benefits, totaling approximately $8.8 million at December 25, 2010.  Terms of the letters of credit are generally one year but are renewable annually.  There were no borrowings outstanding as of December 25, 2010.

On  July 16, 2010, Mueller-Xingrong entered into a credit agreement (the JV Credit Agreement) with a syndicate of four banks establishing a secured RMB 330 million, or approximately $50 million revolving credit facility with a maturity date of July 16, 2011.  The JV Credit Agreement replaced the previous secured RMB 267 million financing agreement that was scheduled to mature on July 18, 2010.  Borrowings under the JV Credit Agreement are secured by the real property and equipment of Mueller-Xingrong and bear interest at the latest base-lending rate published by the People’s Bank of China (approximately 4.86 percent at December 25, 2010).

Borrowings under the Agreement and the JV Credit Agreement require, among other things, the satisfaction of certain financial ratios.  The JV Credit Agreement also requires lender consent for the payment of dividends.  At December 25, 2010, the Company was in compliance with all debt covenants.

Index

Aggregate annual maturities of the Company’s debt are $32.0 million in 2011, $1.0 million in 2012, $1.0 million in 2013, $149.2 million in 2014, $1.0 million in 2015, and $6.0 million thereafter.  Interest paid in 2010, 2009, and 2008 was $11.4 million, $10.1 million, and $19.9 million, respectively.  No interest was capitalized in 2010, 2009, or 2008.

Note 6 –Equity

The Company’s Board of Directors has extended, until October 2011, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 25, 2010, the Company had repurchased approximately 2.4 million shares under this authorization.

Components of accumulated other comprehensive loss are as follows:

(In thousands)	2010	2009

Cumulative foreign currency translation adjustment	$(9,480)	$(8,503)
Unrecognized prior service cost, net of income tax	(13)	(214)
Unrecognized actuarial net loss, net of income tax	(28,289)	(27,686)
Unrecognized derivative gains, net of income tax	566	190
Unrealized gain on marketable securities, net of income tax	170	109

Accumulated other comprehensive loss	$(37,046)	$(36,104)

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in foreign subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar.  During 2010, the values of the British pound sterling decreased approximately 3 percent and the Mexican peso increased approximately 5 percent relative to the U.S. dollar.

Note 7 – Income Taxes

The components of income (loss) before income taxes were taxed under the following jurisdictions:

(In thousands)	2010	2009	2008

Domestic	$88,262	$36,478	$131,472
Foreign	33,588	(13,349)	(10,530)

Income before income taxes	$121,850	$23,129	$120,942

Index

Income tax expense consists of the following:

(In thousands)	2010	2009	2008

Current tax expense (benefit):
Federal	$32,132	$14,834	$40,743
Foreign	6,292	3,248	3,356
State and local	2,518	2,264	(1,302)

Current tax expense	40,942	20,346	42,797

Deferred tax (benefit) expense:
Federal	(4,057)	(4,321)	(3,686)
Foreign	(2,036)	3,893	(3,204)
State and local	(534)	(2,126)	2,425

Deferred tax (benefit) expense	(6,627)	(2,554)	(4,465)

Income tax expense	$34,315	$17,792	$38,332

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

The difference between the reported income tax expense and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes is reconciled as follows:

(In thousands)	2010	2009	2008

Expected income tax expense	$42,647	$8,095	$41,701
State and local income tax, net of federal benefit	2,867	2,844	3,920
Effect of foreign statutory rate different from U.S. and other foreign adjustments	(2,143)	435	(1,015)
Valuation allowance changes	(5,496)	52	(246)
U.S. production activities deduction	(2,975)	(700)	(2,275)
Gain on early retirement of debt	—	(45)	(7,551)
Goodwill impairment	—	8,728	6,321
Tax contingency changes	(1,516)	(973)	(1,740)
Other, net	931	(644)	(783)

Income tax expense	$34,315	$17,792	$38,332

During 2010, as a result of income from an insurance settlement in a foreign jurisdiction, the Company utilized a deferred tax asset and released a related valuation allowance of $5.5 million, or 15 cents per diluted share.  Additional valuation allowance releases totaled $1.1 million, or 3 cents per diluted share, due to the expectation that certain state tax attributes will be utilized.  The Company also added a valuation allowance of $1.1 million, or 3 cents per diluted share, to offset a foreign deferred tax asset generated during the current year.  These estimates are highly subjective and could be affected by changes in business conditions and other factors.  Changes in any of these factors could have a material impact on future income tax expense.

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

Index

    The Company reduced valuation allowances during 2008 by $0.2 million due primarily to changes in estimates regarding the expected future utilization of certain tax attributes.

    The following summarizes the activity related to the Company’s unrecognized tax benefits:

(In thousands)	2010	2009

Beginning balance	$11,282	$9,546
Increases related to prior year tax positions	134	4,824
Increases related to current year tax positions	47	842
Decreases related to prior year tax positions	(612)	(420)
Decreases related to settlements with taxing authorities	(392)	(226)
Decreases due to lapses in the statute of limitations	(1,894)	(3,284)

Ending balance	$8,565	$11,282

Federal income tax benefits associated with state tax uncertainties and interest on federal tax uncertainties are recorded as a deferred tax asset.  As of December 25, 2010, this asset totaled $0.5 million.  Of the $8.6 million total unrecognized tax benefits and $0.7 million of accrued interest, up to $6.4 million could affect the effective tax rate, if recognized.  Due to ongoing federal, state, and foreign income tax audits and potential lapses of the statutes of limitations in various taxing jurisdictions, it is reasonably possible that the Company’s unrecognized tax benefits and accrued interest may decrease in the next twelve months up to $4.4 million.

The Company includes interest and penalties related to income tax matters as a component of income tax expense.  Cumulative potential interest and penalties accrued related to unrecognized tax benefits totaled $0.7 million as of December 25, 2010 and $0.9 million as of December 26, 2009, without consideration of any applicable federal benefit.  The net reduction to income tax expense related to penalties and interest was $0.2 million in 2010, $0.7 million in 2009, and $0.3 million in 2008.

The Internal Revenue Service concluded the audit of the Company’s 2007 federal income tax return during 2010, the results of which were immaterial.  Audit settlements of the 2004 and 2005 years in Mexico resulted in tax expense of $2.0 million, or 5 cents per diluted share.  The Company is currently under audit in various state jurisdictions.

The statute of limitations is still open for the Company’s federal tax return and most state income tax returns for the 2007 return and all subsequent years.  The statutes of limitations for certain state and foreign returns are also open for some earlier tax years due to ongoing audits and differing statute periods.  While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

Index

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In thousands)	2010	2009

Deferred tax assets:
Accounts receivable	$1,961	$2,165
Inventories	7,885	5,283
Other postretirement benefits and accrued items	13,889	14,126
Pension	14,764	13,753
Other reserves	13,516	13,670
Federal and foreign tax attributes	6,651	9,010
State tax attributes, net of federal benefit	32,138	32,864
Other	2,062	2,105

Total deferred tax assets	92,866	92,976
Less valuation allowance	(28,714)	(33,812)

Deferred tax assets, net of valuation allowance	64,152	59,164

Deferred tax liabilities:
Property, plant, and equipment	48,330	52,139
Foreign withholding tax	719	606
Pension	8,621	8,357
Other	1,093	720

Total deferred tax liabilities	58,763	61,822

Net deferred tax asset (liability)	$5,389	$(2,658)

As of December 25, 2010, after consideration of the federal impact, the Company had state income tax credit carryforwards of $1.1 million with various expirations through 2025, and other state income tax credit carryforwards of $17.2 million with unlimited lives.  The Company had state net operating loss (NOL) carryforwards with potential tax benefits of $13.8 million expiring between 2014 and 2025.  The state tax credit and NOL carryforwards are offset by valuation allowances totaling $22.6 million.

As of December 25, 2010, the Company had federal and foreign tax attributes with potential tax benefits of $6.7 million, of which $1.4 million has an unlimited life and $5.3 million expire from 2013 to 2018.  These attributes were offset by valuation allowances of $6.1 million.

Income taxes paid were approximately $46.0 million in 2010, $20.0 million in 2009, and $48.0 million in 2008.

Note 8 – Other Current Liabilities

Included in other current liabilities were accrued discounts and allowances of $35.8 million at December 25, 2010 and $26.8 million at December 26, 2009, and taxes payable of $8.6 million at December 25, 2010 and $14.3 million at December 26, 2009.

Index

Note 9 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The following tables provide a reconciliation of the changes in the plans' benefit obligations and the fair value of the plans' assets for 2010 and 2009, and a statement of the plans’ aggregate funded status as of December 25, 2010 and December 26, 2009 as follows:

	Pension Benefits		Other Benefits
(In thousands)	2010	2009	2010	2009
Change in benefit obligation:
Obligation at beginning of year	$164,644	$146,505	$21,381	$21,969
Service cost	823	865	275	235
Interest cost	9,374	8,907	1,334	1,824
Participant contributions	—	73	—	—
Actuarial loss (gain)	12,417	15,745	(697)	(1,492)
Benefit payments	(10,636)	(12,281)	(1,100)	(1,152)
Effect of curtailments and settlements	—	—	(167)	(54)
Foreign currency translation adjustment	(2,158)	4,830	57	51

Obligation at end of year	174,464	164,644	21,083	21,381

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	147,703	135,624	—	—
Actual return on plan assets	17,585	17,634	—	—
Employer contributions	3,042	3,244	1,100	1,152
Participant contributions	—	73	—	—
Benefit payments	(10,636)	(12,281)	(1,100)	(1,152)
Foreign currency translation adjustment	(1,479)	3,409	—	—

Fair value of plan assets at end of year	156,215	147,703	—	—

Underfunded status at end of year	$(18,249)	$(16,941)	$(21,083)	$(21,381)

The following represents amounts recognized in accumulated OCI (before the effect of income taxes) at December 25, 2010 and December 26, 2009:

	Pension Benefits		Other Benefits
(In thousands)	2010	2009	2010	2009
Unrecognized net actuarial loss	$41,935	$38,565	$1,455	$2,472
Unrecognized prior service cost	4	298	16	42

The Company sponsors one pension plan in the U.K. which comprises 35 percent and 40 percent of the above benefit obligation at December 25, 2010 and December 26, 2009, respectively, and 32 percent and 31 percent of the above plan assets at December 25, 2010 and December 26, 2009, respectively.

As of December 25, 2010, $2.5 million of the actuarial net loss will, through amortization, be recognized as components of net periodic benefit cost in 2011.

In aggregate, the overfunded plans are recognized as an asset and the underfunded plans are recognized as a liability in the Consolidated Balance Sheets.  The amounts recognized as a liability are classified as current or long-term on a plan-by-plan basis.  Liabilities are classified as current to the extent the actuarial present value of benefits payable within the next 12 months exceed the fair value of plan assets, with all remaining amounts being classified as long-term.  As of December 25, 2010 and December 26, 2009, the total funded status of the plans recognized in the Consolidated Balance Sheets was as follows:

Index

	Pension Benefits		Other Benefits
(In thousands)	2010	2009	2010	2009

Long-term asset	$—	$3,772	$—	$—
Current liability	—	—	(1,362)	(1,423)
Long-term liability	(18,249)	(20,713)	(19,721)	(19,958)

Total underfunded status	$(18,249)	$(16,941)	$(21,083)	$(21,381)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with benefit obligations in excess of plan assets were $174.5 million, $174.5 million, and $156.2 million, respectively, as of December 25, 2010, and were $65.9 million, $65.9 million, and $45.2 million, respectively, as of December 26, 2009.

The components of net periodic benefit cost (income) are as follows:

(In thousands)	2010	2009	2008
Pension benefits:
Service cost	$823	$865	$1,783
Interest cost	9,374	8,907	11,472
Expected return on plan assets	(11,443)	(10,732)	(16,844)
Amortization of prior service cost	294	305	332
Amortization of net loss (gain)	2,307	833	(399)

Net periodic benefit cost (income)	$1,355	$178	$(3,656)

Other benefits:
Service cost	$273	$235	$310
Interest cost	1,333	1,824	1,379
Amortization of prior service cost	1	2	3
Amortization of net loss	156	156	222
Effect of curtailments and settlements	25	28	100

Net periodic benefit cost	$1,788	$2,245	$2,014

During 2009, the Company executed a Deed of Amendment (the Amendment) which froze the accrual of future benefits related to its U.K. pension plan.  Pursuant to U.K. law, past service accruals are adjusted for the effects of inflation after the execution of the Amendment.  The Amendment did not have a material impact on the Company’s results of operations.

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants.  Gains and losses in excess of 10 percent of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The weighted average assumptions used in the measurement of the Company's benefit obligations are as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Discount rate	5.25%	5.77%	5.39%	6.08%
Expected long-term return on plan assets	7.51%	8.04%	N/A	N/A
Rate of compensation increases	N/A	N/A	5.04%	5.04%
Rate of inflation	3.40%	3.75%	N/A	N/A

Index

The weighted average assumptions used in the measurement of the Company's net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008

Discount rate	5.77%	6.44%	6.18%	6.08%	6.24%	6.21%
Expected long-term return on plan assets	8.04%	8.12%	8.01%	N/A	N/A	N/A
Rate of compensation increases	3.75%	2.75%	4.43%	5.04%	5.04%	5.04%

The Company’s Mexican postretirement plans and the U.K. pension plan (prior to the execution of the Amendment) use the rate of compensation increase in the benefit formulas.  After execution of the Amendment, past service on the U.K. pension plan will be adjusted for the effects of inflation.  All other pension plans are based on length of service.

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to range from 6.81 to 10.00 percent for 2011, gradually decrease to 4.81 percent for 2018, and remain at that level thereafter.  The health care cost trend rate assumption could have a significant effect on the amounts reported.  For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation by $2.0 million and the service and interest cost components of net periodic postretirement benefit costs by $0.1 million for 2011.  Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation and the service and interest cost components of net periodic postretirement benefit costs for 2011 by $1.7 million and $0.1 million, respectively.

The weighted average asset allocation of the Company’s pension fund assets are as follows:

	Pension Plan Assets
Asset category	2010	2009

Equity securities (includes equity mutual funds)	73%	59%
Fixed income securities (includes fixed income mutual funds)	4	4
Cash and equivalents (includes money market funds)	16	27
Alternative investments	7	10

Total	100%	100%

At December 25, 2010, the Company’s target allocation, by asset category, of assets of its defined benefit pension plans was: (i) equity securities, including equity index funds – at least 60 percent; (ii) fixed income securities – not more than 25 percent; and (iii) alternative investments – not more than 20 percent.

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

Index

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

Mutual funds – Valued at the net asset value of shares held by the plans at December 25, 2010 based upon quoted market prices.

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

The following table sets forth by level, within the fair value hierarchy, the assets of the plans at fair value as of December 25, 2010:

	Fair Value Measurements at December 25, 2010
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$25,183	$—	$—	$25,183
Common stock (a)	61,704	—	—	61,704
Mutual funds (b)	57,738	—	—	57,738
Limited partnerships	—	—	11,590	11,590

Total	$144,625	$—	$11,590	$156,215

(a)
Approximately 90 percent of common stock represents investments in U.S. companies primarily in the health care, utilities, financials, consumer staples, industrials, information technology, and telecommunications sectors.  All investments in common stock are listed on U.S. stock exchanges.

(b)
Approximately 33 percent of mutual funds are actively managed funds.  Additionally, 49 percent of the mutual funds’ assets are invested in U.S. equities, 40 percent in non-U.S. equities, and 11 percent in non-U.S. fixed income securities.

Index

The table below reflects the changes in the assets of the plan measured at fair value on a recurring basis using significant unobservable inputs (Level 3 hierarchy as defined by ASC 820) during the year ended December 25, 2010:

(In thousands)	Limited Partnerships

Balance, December 26, 2009	$14,572
Redemptions	(3,344)
Net appreciation in fair value	362

Balance, December 25, 2010	$11,590

Redemption of the plans’ investments in limited partnerships requires advance written notice.  One of the funds can be redeemed quarterly with 60 days notice, and the other fund can be redeemed monthly with 30 days notice.  There are no other restrictions on the redemption of the investments.

The assets of the plans do not include investments in securities issued by the Company.  The Company expects to contribute approximately $1.5 million to its pension plans and $1.4 million to its other postretirement benefit plans in 2011.  The Company expects future benefits to be paid from the plans as follows:

(In thousands)	Pension Benefits	Other Benefits

2011	$9,966	$1,361
2012	10,142	1,409
2013	10,253	1,442
2014	10,420	1,485
2015	10,607	1,541
2016-2020	54,059	7,711

Total	$105,447	$14,949

The Company makes contributions to certain multiemployer defined benefit pension plan trusts that cover union employees based on collective bargaining agreements.  Contributions by employees are not required nor are they permitted.  Pension expense under the multiemployer defined benefit pension plans was $0.7 million in 2010, $1.4 million in 2009, and $1.0 million in 2008.

The Company sponsors voluntary employee savings plans that qualify under Section 401(k) of the Internal Revenue Code of 1986.  Compensation expense for the Company’s matching contribution to the 401(k) plans was $2.5 million in 2010, $2.4 million in 2009, and $2.5 million in 2008.  The Company’s match is a cash contribution.  Participants direct the investment of their account balances by allocating among a range of asset classes including mutual funds (equity, fixed income, and balanced funds), and money market funds.  The plans do not offer direct investment in securities issued by the Company.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the Act) was enacted.  The Act mandates a method of providing for postretirement benefits to the United Mine Workers of America (UMWA) current and retired employees, including some retirees who were never employed by the Company.  In October 1993, beneficiaries were assigned to the Company and the Company began its mandated contributions to the UMWA Combined Benefit Fund, a multiemployer trust.  Beginning in 1994, the Company was required to make contributions for assigned beneficiaries under an additional multiemployer trust created by the Act, the UMWA 1992 Benefit Plan.  The ultimate amount of the Company’s liability under the Act will vary due to factors which include, among other things, the validity, interpretation, and regulation of the Act, its joint and several obligation, the number of valid beneficiaries assigned, and the extent to which funding for this obligation will be satisfied by transfers of excess assets from the 1950 UMWA pension plan and transfers from the Abandoned Mine Reclamation Fund.  Nonetheless, the Company believes it has an adequate reserve for this liability, which totaled $3.0 million at December 25, 2010 and $3.6 million at December 26, 2009.

Index

Note 10 – Commitments and Contingencies

Environmental

The Company is subject to environmental standards imposed by federal, state, local, and foreign environmental laws and regulations.  For all properties, the Company has provided and charged to expense $5.4 million in 2010, $1.1 million in 2009, and $15.4 million in 2008 for pending environmental matters.  Environmental costs related to non-operating properties are classified as a component of other (expense) income, net and costs related to operating properties are classified as cost of goods sold.  Environmental reserves totaled $23.9 million at December 25, 2010 and $23.3 million at December 26, 2009.  As of December 25, 2010, the Company expects to spend on existing environmental matters $1.6 million in 2011, $1.0 million in 2012, $1.0 million in 2013, $1.0 million in 2014, $0.5 million in 2015, and $9.3 million thereafter.  The timing of a potential payment for a $9.5 million settlement offer has not yet been determined.

Non-operating Properties

Southeast Kansas Sites

By letter dated October 10, 2006, the Kansas Department of Health and Environment (KDHE) advised the Company that environmental contamination has been identified at a former smelter site in southeast Kansas.  KDHE asserts that the Company is a corporate successor to an entity that is alleged to have owned and operated the smelter from 1915 to 1918.  The Company has since been advised of a possible connection between that same entity and two other former smelter sites in Kansas.  KDHE has requested that the Company and other potentially responsible parties (PRPs) negotiate a consent order with KDHE to address contamination at these sites.  The Company has participated in preliminary discussions with KDHE and the other PRPs.  The Company believes it is not liable for the contamination but as an alternative to litigation, the Company has entered into settlement negotiations with one of the other PRPs.  The negotiations are ongoing.  In 2008, the Company established a reserve of $9.5 million for this matter.  Due to the ongoing nature of negotiations, the timing of potential payment has not yet been determined.  The Company has also agreed to share the costs of a preliminary site assessment at one of the former smelter sites with two other PRPs.

Eureka Mills Site

On December 2, 2010, the United States District Court for Utah entered a consent decree between the Company, the United States, and the State of Utah.  The decree resolves the claims asserted by the U.S. and the State of Utah related to Eureka Mills Superfund Site located in Juab County, Utah.  The Company’s connection to the Eureka Mills Site is through land within the site that was owned by Sharon Steel Corporation (Sharon), its predecessor, and a 1979 transaction with UV Industries (UV) in which Sharon allegedly assumed certain of UV’s liabilities.  The Company has provided $2.5 million to settle its claims, of which $250 thousand was paid to the State of Utah in December 2010 and the remainder, which was classified in the Consolidated Balance Sheets as an other current liability as of December 25, 2010, was paid to the U.S. in February 2011.

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980’s, of sealing mine portals with concrete plugs in mine adits, which were discharging water.  The sealing program has achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 Order issued by the QCB, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage.  That order extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new permit will include an order requiring continued implementation of BMP through 2015 to address residual discharges of acid rock drainage.  At this site, MRRC spent approximately $0.7 million in 2010, $0.5 million in 2009, and $0.5 million in 2008, and estimates that it will spend between approximately $8.6 million and $11.3 million over the next 20 years.

Index

Lead Refinery Site

U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of MRRC, has conducted corrective action and interim remedial activities and studies (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act.  Site Activities, which began in December 1996, have been substantially concluded.  Lead Refinery is required to perform monitoring and maintenance activities with respect to Site Activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management (IDEM) effective as of January 22, 2008.  Lead Refinery spent approximately $0.1 million annually in 2010, 2009, and 2008 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are between $2.1 million and $3.2 million over the next 20 years.

On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the U.S. Environmental Protection Agency (EPA) added the Lead Refinery site to the National Priorities List (NPL).  The NPL is a list of priority sites where the EPA has determined that there has been a release or threatened release of contaminants that warrant investigation and, if appropriate, remedial action.  The NPL does not assign liability to any party, owner or operator or to the owner of a property placed on the NPL.  The placement of a site on the NPL does not necessarily mean that remedial action must be taken.  On July 17, 2009, Lead Refinery received a written notice from the EPA that the agency is of the view that Lead Refinery may be a PRP under CERCLA in connection with the release or threat of release of hazardous substances including lead into a residential area adjacent to the site.  PRPs under CERCLA include current and former owners and operators of a site, persons who arranged for disposal or treatment of hazardous substances at a site, or persons who accepted hazardous substances for transport to a site.  The Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to placement of this site on the NPL or in connection with the notice of potential liability concerning the residential area.  Lead Refinery lacks the financial resources needed to undertake any investigations or remedial action that may be required by the EPA pursuant to CERCLA.

During 2008, MRRC developed additional remediation programs over several years to meet certain water quality standards related to its Shasta Area Mine sites.  Additionally, during 2008, MRRC re-evaluated its long-term plans with respect to future costs pursuant to the issuance of the post-closure permit at the Lead Refinery site.  As a result, the Company recognized additional expense of $2.4 million relating to additional anticipated projects at Shasta Area Mine and Lead Refinery remediation sites.  Additionally, the Company recognized an expense of $2.9 million, or 5 cents per diluted share after tax, for changes in estimates with respect to future operations and maintenance costs at those sites.  During 2010 and 2009, no significant changes were made to these estimates.

Operating Properties

Mueller Copper Tube Products, Inc.

In 1999, Mueller Copper Tube Products, Inc. (MCTP), a wholly owned subsidiary, commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant.  MCTP is currently removing trichloroethylene, a cleaning solvent formerly used by MCTP, from the soil and groundwater.  On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation Report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater from the Arkansas Department of Environmental Quality (ADEQ).  The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.  Effective November 17, 2008, MCTP entered into a Settlement Agreement and Administrative Order by Consent to submit a Supplemental Investigation Work Plan (SIWP) and subsequent Final Remediation Work Plan for the site.  By letter dated January 20, 2010, ADEQ approved the SIWP as submitted, with changes acceptable to the Company.  Costs to implement the work plans, including associated general and administrative costs, are approximately $0.6 million over the next 10 years.

Index

Belding, Michigan Lead Matters

In 2009 and 2010, in response to requests from the Michigan Department of Natural Resources and Environment (MDNRE), Extruded Metals, Inc. (Extruded), a wholly owned subsidiary, conducted stack emissions testing of the stationary sources at its Belding, Michigan facility (the Belding Facility).  The results of tests on the West Chip Dryer showed non-compliance with certain emission limitation in the facility’s air use permit for that process, including the limitation for lead.  Modifications were made to the emissions control equipment on the West Chip Dryer, and subsequent testing demonstrated all stationary sources at the Belding Facility to be in compliance with the requirements of their air use permits.

In December 2009 and August 2010, the MDNRE issued a notice of violation and an enforcement notice with respect to the prior permit violations with respect to the West Chip Dryer.  Extruded will be required to enter into an administrative consent order (ACO) with the MDNRE to resolve the allegations contained in the notices.  The MDNRE has advised that it intends to impose a civil fine as part of the resolution of those allegations.  The MDNRE has not advised Extruded as to the amount of the fine it intends to impose.

Beginning in January 2009, and in response to the EPA’s 2008 order of magnitude reduction of the national ambient air quality standard (NAAQS) for lead, the MDNRE began monitoring ambient air lead levels in areas of the State of Michigan where stationary sources of lead emissions were known to be present.  Ambient air monitoring downwind of the Belding Facility demonstrated periodic exceedances of the new NAAQS for lead.  The MDNRE requested that Extruded submit an application for a new air use permit for the Belding Facility that will ensure compliance with that new federal standard.  The application was submitted on January 21, 2011.  The application proposes raising the stack height on the facility’s two chip dryers.  It is unknown whether the MDNRE will approve the application and what the ultimate cost of complying with the new NAAQS may be.

In October 2010, the MDNRE conducted testing of lead levels in soils on properties upwind and downwind of the Belding Facility.  Results of that testing showed exceedances of the Michigan generic residential direct contact cleanup criteria for lead on a number of the downwind properties.  Extruded has agreed with the MDNRE to investigate the extent of this condition and to perform remediation to the extent required by environmental laws.  Extruded has solicited proposals from a number of environmental consulting firms to assist it in these efforts.  A firm has been selected, and with their assistance, a conceptual interim response plan was submitted to the MDNRE.  The Company is awaiting a response to this plan.  The Company established a reserve for $0.4 million in 2010 for this matter, and is pursuing potential remedies from the previous owner.

In November 2010, Extruded received a request for information under Section 114(a) of the Clean Air Act from the EPA.  The focus of the EPA’s information request was the Belding Facility’s compliance with the National Emissions Standards for Hazardous Air Pollutants for Secondary Nonferrous Metals Processing Area Sources, 40 C.F.R. § 63.114679 (Subpart TTTTTT).  Extruded responded to the information request and advised the EPA that it was not subject to regulation under Subpart TTTTTT.

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

Carrier ACR Copper Tube Action

The Company has been named as a defendant in a pending litigation (the Carrier ACR Tube Action) brought by Carrier Corporation, Carrier S.A., and Carrier Italia S.p.A. (collectively, Carrier), direct purchasers of copper tube.  The Carrier ACR Tube Action was filed in March 2006 in the United States District Court for the Western District of Tennessee.  The Carrier ACR Tube Action alleges anticompetitive activities with respect to the sale of copper tubes used in, among other things, the manufacturing of air-conditioning and refrigeration units (ACR copper tubes).  The Company and Mueller Europe, Limited (Mueller Europe) are named in the Carrier ACR Tube Action.  The Carrier ACR Tube Action seeks monetary and other relief.

Index

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

Employment Litigation

On June 1, 2007, the Company filed a lawsuit in the Circuit Court of Dupage County, Illinois against Peter D. Berkman and Jeffrey A. Berkman, former executives of the Company and B&K Industries, Inc. (B&K), a wholly owned subsidiary of the Company, relating to their alleged breach of fiduciary duties and contractual obligations to the Company through, among other things, their involvement with a supplier of B&K during their employment with B&K.  The lawsuit alleged the appropriation of corporate opportunities for personal benefit, failure to disclose competitive interests or other conflicts of interest, and unfair competition, as well as breach of employment agreements in connection with the foregoing.  The lawsuit sought compensatory and punitive damages, and other appropriate relief.  In August 2007, the defendants filed an answer to the complaint admitting Peter Berkman had not sought authorization to have an ownership interest in a supplier, among other things.

On September 5, 2008, Peter Berkman asserted the Fifth Amendment privilege against self-incrimination as to all requests directed to him.  By that assertion, he took the position that his testimony about his actions would have the potential of exposing him to a criminal charge or criminal charges.  On January 7, 2009, the Court found Peter Berkman in contempt for resisting discovery.  On February 6, 2009, Peter Berkman filed a notice of appeal with the Illinois Appellate Court, Second Judicial District.  The Illinois Appellate Court concluded that (i) Peter Berkman was not entitled to withhold documents on attorney-client privilege grounds that were created during the period that Katten Muchin Rosenman LLP represented both the Company and Peter Berkman, (ii) certain documents withheld on attorney-client privilege grounds needed to be submitted to the trial court for an in camera review to assess the applicability of the crime-fraud exception to the attorney-client privilege, and (iii) documents Peter Berkman withheld on Fifth Amendment grounds needed to be submitted to the trial court for an in camera review. Since obtaining this ruling, Peter Berkman unsuccessfully moved for a rehearing before the Illinois Appellate Court as to certain aspects of its decision and filed a petition for leave to appeal to the Illinois Supreme Court which was denied.

On December 10, 2010, during a pre-trial settlement conference before the court, the material terms of a settlement related to the Company’s lawsuit against Peter Berkman, Jeffrey Berkman, and Homewerks Worldwide LLC were agreed upon.  Following additional negotiations in 2011, the final terms of that settlement requires, among other things, the payment of $10.5 million in cash by Peter Berkman, Jeffrey Berkman, and Homewerks Worldwide LLC.  This cash payment to the Company is due in the first quarter of 2011.  Under the final terms of the settlement agreement, the court dismissed all counterclaims against the Company, B&K, and their officers and directors.  On February 7, 2011, the settlement agreement was executed by the parties and, on February 10, 2011, the trial court dismissed with prejudice all claims and counterclaims asserted by the litigation.  The Company will recognize the gain on litigation settlement, and other potential future compensation, if any, upon receipt of the cash.

Index

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico to determine the final antidumping duties owed on U.S. imports during the period November 1, 2007 through October 31, 2008 by certain subsidiaries of the Company.  On April 19, 2010, DOC published the final results of this review and assigned Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) an antidumping duty rate of 48.33 percent.  The Company has appealed the final determination to the U.S. Court of International Trade.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve of approximately $4.2 million for this matter.

On December 23, 2009, DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2008 through October 31, 2009 period of review.  DOC has selected Mueller Comercial as a respondent for this period of review.  On December 15, 2010, the DOC issued preliminary results and assigned a margin of dumping of 4.81 percent to Mueller Comercial.  Final results are expected no later than June 2011.  At this time, the Company is unable to estimate the impact, if any, this matter will have on its financial position, results of operations, or cash flows.

On December 28, 2010, DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2009 through October 31, 2010 period of review.  DOC has selected Mueller Comercial as a respondent for this period of review.  At this time, the Company is unable to estimate the impact, if any, this matter will have on its financial position, results of operations or cash flows.

United States Department of Commerce and United States International Trade Commission Antidumping Investigations

On September 30, 2009, two subsidiaries of Mueller Industries, Inc., along with Cerro Flow Products, Inc. and KobeWieland Copper Products, LLC (collectively, Petitioners), jointly filed antidumping petitions with the DOC and the U.S. International Trade Commission (ITC) alleging that imports of seamless refined copper pipe and tube from China and Mexico (subject imports) were being sold at less than fair value and were causing material injury (and threatening material injury) to the domestic industry.  On October 21, 2009, the DOC announced its decision to initiate antidumping investigations.  On November 13, 2009, the ITC announced its unanimous determination that there is a reasonable indication that the domestic industry is materially injured or threatened with material injury by reason of subject imports.  As a result of this preliminary determination, the DOC commenced antidumping investigations of Chinese and Mexican producers.

On May 12, 2010, the DOC published its preliminary affirmative determinations, finding antidumping rates from 29.52 percent to 30.90 percent for Mexico, and from 10.26 percent to 60.50 percent for China.  As a result, U.S. importers of subject imports were required to post bonds or cash deposits at these preliminary rates.  On October 1, 2010, the DOC published its final affirmative determinations, finding antidumping rates from 24.89 percent to 27.16 percent for Mexico (as amended), and from 11.25 percent to 60.85 percent for China.

On November 22, 2010, the ITC issued its final affirmative determination that subject imports from China and Mexico threatened material injury to the domestic industry.  Also on November 22, 2010, the DOC published antidumping orders, with the effect that importers are required to post antidumping cash deposits at rates ranging from 24.89 percent to 27.16 percent (for subject imports from Mexico) and from 11.25 percent to 60.85 percent (for subject imports from China).

On December 22, 2010, certain Mexican parties requested panel reviews under the North American Free Trade Agreement (NAFTA) in order to appeal the final DOC and ITC final determinations.  At this time, the Company is unable to know the final disposition of these appeals.

Index

Leases

The Company leases certain facilities, vehicles, and equipment under operating leases expiring on various dates through 2023.  The lease payments under these agreements aggregate to approximately $6.0 million in 2011, $5.9 million in 2012, $4.3 million in 2013, $3.0 million in 2014, $2.7 million in 2015, and $7.4 million thereafter.  Total lease expense amounted to $8.0 million in 2010, $8.6 million in 2009, and $9.3 million in 2008.

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

Other

In November 2008, the Company’s copper tube facility in Bilston, Great Britain, was damaged by fire and production was curtailed; the losses were covered by property and business interruption insurance.  During 2010, the Company settled the claim with its insurer for total proceeds of $35.3 million, net of the deductible of $0.5 million.  As a result of the settlement with its insurer, all proceeds received and all costs previously deferred (which were recorded as a receivable in prior periods) were recognized, resulting in a pre-tax gain of $21.2 million in 2010.

In July 2009, there was an explosion at the Company’s copper tube facility in Fulton, Mississippi.  Production was curtailed for approximately one week for cleanup and repairs to building structures.  Certain production equipment was also extensively damaged.  The value of the loss pertaining to the business interruption component cannot be estimated at this time, but is expected to be covered by insurance.  The Company has not recognized potential gains arising from business interruption insurance in the Condensed Consolidated Statements of Income related to this matter, and will not do so until final settlement of the business interruption insurance claim.  In 2010, the Company recorded a gain of $1.5 million related to the property damage claim.

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

Note 11 – Other (Expense) Income, Net

(In thousands)	2010	2009	2008

Interest income	$829	$1,080	$7,294
Gain on early retirement of debt	—	128	21,575
Loss on disposal of properties, net	(756)	(683)	(598)
Environmental expense, non-operating properties	(3,467)	(644)	(15,432)
Other	744	991	1,057

Other (expense) income, net	$(2,650)	$872	$13,896

Index

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

During the years ended December 25, 2010, December 26, 2009, and December 27, 2008, the Company recognized stock-based compensation, as a component of selling, general, and administrative expense, in its Consolidated Statements of Income of $2.9 million, $2.6 million, and $2.9 million, respectively.  The related tax benefit was $0.7 million in 2010, $0.6 million in 2009, and $0.6 million in 2008.

The fair value of the restricted stock awards equals the fair value of the Company’s stock on the grant date.  At December 25, 2010 and December 26, 2009, 132 thousand and 64 thousand restricted stock awards were outstanding and unvested, respectively.  During 2010, the Company granted 71 thousand restricted stock awards and 3 thousand restricted stock awards were vested.  The aggregate intrinsic value of these awards was $3.2 million at December 25, 2010.  Total compensation for restricted stock awards not yet recognized was $2.3 million with an average recognition period of three years.

Under existing plans, the Company may grant options to purchase shares of common stock at prices not less than the fair market value of the stock on the date of grant.  Generally, the options vest annually in equal increments over a five-year period beginning one year from the date of grant.  Any unexercised options expire after not more than ten years.  The fair value of each grant is estimated as a single award and amortized into compensation expense on a straight-line basis over its vesting period.  The weighted average grant-date fair value of options granted during 2010, 2009, and 2008 were $7.63, $7.60, and $7.49, respectively.

The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing model.  The use of this valuation model in the determination of compensation expense involves certain assumptions that are judgmental and/or highly sensitive including the expected life of the option, stock price volatility, risk-free interest rate, and dividend yield.  Additionally, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate which was estimated at 17 percent, 17 percent, and 10 percent in 2010, 2009, and 2008, respectively, is adjusted periodically based on actual forfeitures.  The weighted average of key assumptions used in determining the fair value of options granted and a discussion of the methodology used to develop each assumption are as follows:

	2010	2009	2008

Expected term	6.3 years	6.3 years	6.2 years
Expected price volatility	0.353	0.334	0.266
Risk-free interest rate	2.4%	3.3%	3.7%
Dividend yield	1.6%	1.7%	1.5%

Expected term – This is the period of time estimated based on historical experience over which the options granted are expected to remain outstanding.  An increase in the expected term will increase compensation expense.

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

Index

Dividend yield – This rate is the annual dividends per share as a percentage of the Company’s stock price.  An increase in the dividend yield will decrease compensation expense.

The Company generally issues treasury shares when options are exercised.  A summary of the stock option activity and related information follows:

(Shares in thousands)	Options	Weighted Average Exercise Price

Outstanding at December 29, 2007	2,003	$26.85
Granted	466	27.03
Exercised	(64)	18.12
Cancelled	(321)	31.60

Outstanding at December 27, 2008	2,084	26.43
Granted	226	23.79
Exercised	(477)	19.16
Cancelled	(80)	28.42
Expired	(149)	32.50

Outstanding at December 26, 2009	1,604	27.56
Granted	223	24.65
Exercised	(148)	19.26
Expired	(20)	31.22

Outstanding at December 25, 2010	1,659	27.87

At December 25, 2010, the aggregate intrinsic value of all outstanding options was $10.2 million with a weighted average remaining contractual term of 6.2 years.  Of the outstanding options, 953 thousand are currently exercisable with an aggregate intrinsic value of $5.5 million, a weighted average exercise price of $28.40, and a weighted average remaining contractual term of 4.9 years.  The total intrinsic value of options exercised was $1.3 million, $1.4 million, and $0.8 million in 2010, 2009, and 2008, respectively.  The total compensation expense not yet recognized related to non-vested awards at December 25, 2010 was $4.3 million with an average expense recognition period of 3.9 years.

Under the Company’s 1994 Non-Employee Director Stock Option Plan, each member of the Company’s Board of Directors who is neither an employee nor an officer of the Company is automatically granted each year on the date of the Company’s Annual Meeting of Stockholders, without further action by the Board, an option to purchase two thousand shares of common stock at the fair market value of the common stock on the date the option is granted.  As of December 25, 2010, options to purchase approximately 40 thousand shares of common stock were outstanding under this Plan and one thousand options are available under the Plan for future issuance.

Approximately 732 thousand shares were available for future stock incentive awards at December 25, 2010.

Note 13 – Derivative Instruments and Hedging Activities

Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  The Company occasionally enters into forward fixed-price arrangements with certain customers; the risk of these arrangements is generally managed with commodity futures contracts.  The Company accounts for these futures contracts in accordance with ASC 815, Derivatives and Hedging (ASC 815).  These futures contracts have been designated as cash flow hedges.  The fair value of open futures contracts are recognized as a component of OCI until the position is closed which corresponds to the period when the related hedged transaction is recognized in earnings.  Should these contracts no longer meet hedge criteria in accordance with ASC 815, either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge would be immediately reclassified from OCI into earnings as a component of other income.  In the next twelve months, the Company will reclassify into earnings realized gains or losses of cash flow hedges; at December 25, 2010, the net fair value of these contracts was approximately a $0.9 million gain.

Index

At December 25, 2010, the Company held open futures contracts to purchase approximately $10.5 million of copper over the next twelve months related to fixed price sales orders.  The fair value of those futures contracts was a $0.9 million gain position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820).

Derivative instruments designated as cash flow hedges under ASC 815 are reflected in the Consolidated Financial Statements as follows:

	December 25, 2010
(In thousands)	Location		Fair value

Commodity contracts	Other current assets:	Gain positions	$891

	December 26, 2009
(In thousands)	Location		Fair value

Commodity contracts	Other current assets:	Gain positions	$374

The following tables summarize activities related to the Company’s derivative instruments, classified as cash flow hedges in accordance with ASC 815:

	Gain (Loss) Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Year Ended
(In thousands)	December 25, 2010	December 26, 2009

Commodity contracts (1)	$1,684	$4,083

(1) Includes $0.1 million and $0.9 million attributable to noncontrolling interest in 2010 and 2009, respectively.

	(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
		For the Year Ended
(In thousands)	Location	December 25, 2010	December 26, 2009

Commodity contracts	Cost of goods sold	$(1,308)	$1,966

The Company enters into futures contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts at December 25, 2010 is not material to the Consolidated Statements of Income.

The Company does not offset fair value of amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At December 25, 2010, the Company had recorded restricted cash of $461 thousand related to open futures contracts.

Index

Note 14 – Acquisitions

On August 6, 2010, the Company purchased certain assets of Linesets, Inc., a manufacturer of assembled line sets with operations in Phoenix, Arizona and Atlanta, Georgia.  This acquisition expands the Company’s current line sets business, a part of the Plumbing & Refrigeration segment.  The purchase price of approximately $2.1 million was allocated primarily to inventory and heavy machinery and equipment.

On December 28, 2010, subsequent to the 2010 fiscal year end, the Company purchased certain assets of Tube Forming, L.P. (TFI).  TFI primarily serves the HVAC market in North America.  The acquired assets include inventories, production equipment as well as factory leaseholds.  TFI has operations in Carrollton, Texas, and Guadalupe, Mexico, where it produces precision copper return bends and crossovers, and custom-made tube components and brazed assemblies, including manifolds and headers.  TFI's estimated net sales for 2010 were approximately $35 million.  Mueller paid approximately $6.9 million for the assets subject to certain adjustments, which was funded with existing cash on hand.  The acquisition of TFI extends the Company’s product offering within the OEM segment.

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

Worldwide sales to one customer in the Plumbing & Refrigeration segment totaled $175.1 million in 2009 and $289.6 million in 2008, which represented 11 percent in 2009 and 2008 of the Company's consolidated net sales.  No other customer accounted for more than 10 percent of consolidated net sales.  During 2010, no one customer exceeded 10 percent of worldwide sales.

Index

Net Sales by Major Product Line:

(In thousands)	2010	2009	2008

Tube and fittings	$898,615	$686,102	$1,138,590
Brass rod and forgings	581,660	418,376	788,843
OEM components, tube & assemblies	327,092	213,905	328,868
Valves and plumbing specialties	204,074	198,333	245,110
Other	48,356	30,509	57,037

	$2,059,797	$1,547,225	$2,558,448

Geographic Information:

(In thousands)	2010	2009	2008

Net sales:
United States	$1,567,606	$1,208,757	$2,027,339
United Kingdom	214,643	173,223	272,715
Other	277,548	165,245	258,394

	$2,059,797	$1,547,225	$2,558,448

Long-lived assets:
United States	$289,714	$309,986	$346,192
United Kingdom	24,088	27,312	44,794
Other	32,880	34,000	37,101

	$346,682	$371,298	$428,087

Net assets of foreign operations at December 25, 2010 included $115.3 million in the United Kingdom, $51.0 million in Mexico, $35.9 million in Luxembourg, and $25.6 million in China.

Segment Information:

	For the Year Ended December 25, 2010
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$1,115,614	$958,855	$(14,672)	$2,059,797

Cost of goods sold	951,170	837,649	(14,008)	1,774,811
Depreciation and amortization	24,940	14,300	1,124	40,364
Selling, general, and administrative expense	78,573	26,789	25,849	131,211
Insurance settlements	(22,736)	—	—	(22,736)

Operating income	83,667	80,117	(27,637)	136,147

Interest expense				(11,647)
Other expense, net				(2,650)

Income before income taxes				$121,850

Index

Segment Information (continued):

	For the Year Ended December 26, 2009
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$892,071	$664,088	$(8,934)	$1,547,225

Cost of goods sold	744,880	590,361	(8,219)	1,327,022
Depreciation and amortization	26,289	14,208	1,071	41,568
Selling, general, and administrative expense	74,397	20,501	21,762	116,660
Impairment charges	19,462	10,293	—	29,755

Operating income	27,043	28,725	(23,548)	32,220

Interest expense				(9,963)
Other income, net				872

Income before income taxes				$23,129

	For the Year Ended December 27, 2008
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$1,400,682	$1,176,892	$(19,126)	$2,558,448

Cost of goods sold	1,157,896	1,093,504	(18,277)	2,233,123
Depreciation and amortization	28,751	14,489	1,105	44,345
Selling, general, and administrative expense	89,250	23,621	24,013	136,884
Impairment charge	18,000	—	—	18,000

Operating income	106,785	45,278	(25,967)	126,096

Interest expense				(19,050)
Other income, net				13,896

Income before income taxes				$120,942

(In thousands)	2010	2009	2008

Expenditures for long-lived assets (including business acquisitions):
Plumbing & Refrigeration	$13,774	$7,876	$15,770
OEM	6,684	6,066	6,440

	$20,458	$13,942	$22,210

Segment assets:
Plumbing & Refrigeration	$574,671	$542,834	$621,430
OEM	296,978	284,480	300,969
General corporate	387,347	352,827	260,514

	$1,258,996	$1,180,141	$1,182,913

Index

Note 16 – Quarterly Financial Information (Unaudited)

	First		Second	Third	Fourth
(In thousands, except per share data)	Quarter		Quarter	Quarter	Quarter

2010
Net sales	$485,268		$540,388	$507,240	$526,901
Gross profit (1)	72,220		73,743	69,643	69,380
Consolidated net income	34,799	(2)	16,037	18,747	17,952
Net income attributable to Mueller Industries, Inc.	33,958		15,558	18,909	17,746
Basic earnings per share	0.90		0.41	0.50	0.47
Diluted earnings per share	0.90		0.41	0.50	0.47
Dividends per share	0.10		0.10	0.10	0.10

2009
Net sales	$326,558		$367,800	$419,800	$432,977
Gross profit (1)	39,175		54,447	65,851	60,730
Consolidated net (loss) income	(2,510)		6,167	18,812	(17,132)	(3)
Net (loss) income attributable to Mueller Industries, Inc.	(2,492)		6,028	18,666	(17,527)
Basic (loss) earnings per share	(0.07)		0.16	0.50	(0.47)
Diluted (loss) earnings per share	(0.07)		0.16	0.50	(0.47)
Dividends per share	0.10		0.10	0.10	0.10

(1) Gross profit is net sales less cost of goods sold, which excludes depreciation and amortization.

(2) First quarter of 2010 includes gain from insurance settlement of $23.3 million after tax.

(3) Fourth quarter of 2009 includes impairment charges, primarily goodwill, of $27.9 million after tax.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Industries, Inc.

We have audited the accompanying consolidated balance sheets of Mueller Industries, Inc. as of December 25, 2010 and December 26, 2009, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 25, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mueller Industries, Inc. at December 25, 2010 and December 26, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 25, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mueller Industries, Inc.’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/S/Ernst & Young LLP

Memphis, Tennessee
February 22, 2011

Index

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 25, 2010, December 26, 2009, and December 27, 2008

		Additions
	Balance at	Charged to					Balance
	beginning	costs and	Other				at end
(In thousands)	of year	expenses	additions		Deductions		of year

2010
Allowance for doubtful accounts	$5,947	$4,763	$111	(1)	$5,374		$5,447

Environmental reserves	$23,268	$5,378	$(6)		$4,738		$23,902

Valuation allowance for deferred tax assets	$33,812	$(5,496)	$398		$—		$28,714

2009
Allowance for doubtful accounts	$6,690	$506	$85	(1)	$1,334		$5,947

Environmental reserves	$23,248	$1,087	$5		$1,072		$23,268

Valuation allowance for deferred tax assets	$32,624	$52	$1,136	(2)	$—		$33,812

2008
Allowance for doubtful accounts	$5,015	$2,654	$14	(1)	$993		$6,690

Environmental reserves	$8,897	$15,432	$—		$1,081		$23,248

Valuation allowance for deferred tax assets	$22,980	$(246)	$12,943	(2)	$3,053	(3)	$32,624

(1) Other consists primarily of bad debt recoveries as well as the effect of fluctuating foreign currency exchange rates in all years presented.

(2) Other includes the additions to valuation allowances during 2009 and 2008 in which previously unrecorded gross deferred tax assets and valuation allowances were recognized.

(3) Deductions include foreign currency translation adjustments and reductions to valuation allowances relating to certain tax attributes in which the carryforward period had expired.

EXHIBIT INDEX

Exhibits	Description

10.18	Summary description of the Registrant’s 2011 incentive plan for certain key employees.

21.0	Subsidiaries of the Registrant.

23.0	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Lable Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.SCH	XBRL Taxonomy Extension Schema