Form 10-Q
period 2011-04-02
MUELLER INDUSTRIES INC
filed 2011-04-28
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock outstanding as of April 26, 2011, was 37,855,071.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended April 2, 2011

__________________________

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

__________________________

Index

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
	April 2, 2011	March 27, 2010
(In thousands, except per share data)

Net sales	$687,681	$485,268

Cost of goods sold	589,874	413,048
Depreciation and amortization	9,699	10,348
Selling, general, and administrative expense	35,369	37,323
Insurance gain	—	(22,506)
Litigation settlement	(10,500)	—

Operating income	63,239	47,055

Interest expense	(3,348)	(2,532)
Other income, net	1,059	140

Income before income taxes	60,950	44,663

Income tax expense	(20,408)	(9,864)

Consolidated net income	40,542	34,799

Net loss (income) attributable to noncontrolling interest	45	(841)

Net income attributable to Mueller Industries, Inc.	$40,587	$33,958

Weighted average shares for basic earnings per share	37,723	37,588
Effect of dilutive stock-based awards	263	94

Adjusted weighted average shares for diluted earnings per share	37,986	37,682

Basic earnings per share	$1.08	$0.90

Diluted earnings per share	$1.07	$0.90

Dividends per share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)	April 2, 2011	December 25, 2010
Assets
Current assets:
Cash and cash equivalents	$413,922	$394,139
Accounts receivable, less allowance for doubtful accounts of $3,158 in 2011 and $5,447 in 2010	353,321	269,258
Inventories	231,270	209,892
Current deferred income taxes	19,228	19,227
Other current assets	17,355	19,798

Total current assets	1,035,096	912,314

Property, plant, and equipment, net	227,890	229,498
Goodwill	102,250	102,250
Other assets	16,776	14,934

Total Assets	$1,382,012	$1,258,996

Liabilities
Current liabilities:
Current portion of debt	$43,117	$32,020
Accounts payable	123,031	67,849
Accrued wages and other employee costs	25,525	33,338
Other current liabilities	86,457	61,920

Total current liabilities	278,130	195,127

Long-term debt, less current portion	157,226	158,226
Pension liabilities	18,103	18,249
Postretirement benefits other than pensions	22,892	22,690
Environmental reserves	23,263	23,902
Deferred income taxes	21,915	24,081
Other noncurrent liabilities	808	824

Total liabilities	522,337	443,099

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 40,091,502; outstanding 37,855,071 in 2011 and 37,854,760 in 2010	401	401
Additional paid-in capital	263,996	263,233
Retained earnings	648,080	611,279
Accumulated other comprehensive loss	(31,054)	(37,046)
Treasury common stock, at cost	(49,124)	(49,131)

Total Mueller Industries, Inc. stockholders' equity	832,299	788,736
Noncontrolling interest	27,376	27,161

Total equity	859,675	815,897

Commitments and contingencies	—	—

Total Liabilities and Equity	$1,382,012	$1,258,996

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
	April 2, 2011	March 27, 2010
(In thousands)

Cash flows from operating activities
Consolidated net income	$40,542	$34,799
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	9,769	10,389
Stock-based compensation expense	764	704
Insurance gain	—	(22,506)
Insurance proceeds – noncapital related	—	5,561
Gain on disposal of properties	(268)	(6)
Deferred income taxes	(1,924)	(3,623)
Income tax benefit from exercise of stock options	—	(11)
Changes in assets and liabilities:
Receivables	(80,974)	(30,689)
Inventories	(13,471)	3,748
Other assets	2,640	6,938
Current liabilities	70,387	30,899
Other liabilities	(1,084)	155
Other, net	(548)	280

Net cash provided by operating activities	25,833	36,638

Cash flows from investing activities
Capital expenditures	(5,050)	(4,479)
Business acquired	(6,882)	—
Insurance proceeds for property and equipment	—	17,703
Net withdrawals from restricted cash balances	261	2,524
Proceeds from the sales of properties	132	8

Net cash (used in) provided by investing activities	(11,539)	15,756

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(3,772)	(3,759)
Debt issuance cost	(1,942)	—
Issuance of debt by joint venture, net	9,689	3,436
Issuance of shares under incentive stock option plans from treasury	7	720
Income tax benefit from exercise of stock options	—	11

Net cash provided by financing activities	3,982	408

Effect of exchange rate changes on cash	1,507	(1,623)

Increase in cash and cash equivalents	19,783	51,179
Cash and cash equivalents at the beginning of the period	394,139	346,001

Cash and cash equivalents at the end of the period	$413,922	$397,180

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

General

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K, including the annual financial statements incorporated therein.

The accompanying unaudited interim financial statements include all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  The first quarter of 2011 was a 14-week quarter while the first quarter of 2010 was a 13-week quarter.

Note 1 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.  Approximately 441 thousand stock options were excluded from the computation of diluted earnings per share for the quarter ended April 2, 2011, since the options’ exercise prices were higher than the average market price of the Company’s stock.

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

Environmental Matters

The Company is subject to environmental standards imposed by federal, state, local, and foreign environmental laws and regulations.  Environmental costs related to non-operating properties are classified as a component of other income, net and costs related to operating properties are classified as cost of goods sold.  Environmental reserves totaled $23.3 million at April 2, 2011 and $23.9 million at December 25, 2010.

Operating properties:

Belding, Michigan Lead Matters

On April 25, 2011, the Company received approval from the Michigan Department of Environmental Quality notifying it that the actions contained in the Company’s proposed Conceptual Interim Response Plan dated April 4, 2011, in respect of the soil remediation at the Belding site, are acceptable for immediate implementation.

Index

Non-operating properties:

Eureka Mills Site

On December 2, 2010, the United States District Court for Utah entered a consent decree between the Company, the United States, and the State of Utah.  The decree resolves the claims asserted by the U.S. and the State of Utah related to Eureka Mills Superfund Site located in Juab County, Utah.  The claims were settled for $2.5 million and were paid-in-full as of April 2, 2011.

Southeast Kansas Sites

With respect to the Southeast Kansas Sites, the Company estimates that its share for the costs of the preliminary site assessment at one of the former smelters will be approximately $35 thousand.  The Company is currently negotiating the language of the proposed agreements with the Kansas Department of Health and Environment and the other potentially responsible parties.

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

On December 10, 2010, during a pre-trial settlement conference before the court, the material terms of a settlement related to the parties’ claims in the lawsuit were agreed upon.  On that date, the court signed an order setting forth the material terms of the settlement, which required the payment of at least $10.5 million to the Company as follows (i) the payment of $7.5 million in cash by Peter and Jeffrey Berkman to the Company; (ii) execution and delivery by Peter and Jeffrey Berkman to the Company of a promissory note in the principal amount of $3.0 million,  secured by Peter Berkman's 70 percent interest in Homewerks Worldwide LLC; and (iii) additional future compensation.  The court order also required the exchange of mutual releases.  The court order did not provide for any payment by the Company, B&K, or any of their officers or directors with respect to the counterclaims.

Following the issuance of the December 10th court order, the Company further negotiated the terms of the settlement with the Berkmans and the parties agreed on the final terms of a settlement that required the payment of $10.5 million in cash by Peter Berkman, Jeffrey Berkman, and Homewerks Worldwide LLC in lieu of the payment of $7.5 million in cash along with a promissory note in the principal amount of $3.0 million.  Consistent with the terms of the December 10th court order, the final terms of the settlement agreement do not provide for any payment by the Company, B&K, or any of their officers or directors with respect to the counterclaims.  As a result, the Company does not anticipate any material adverse effect on its financial condition, results of operations or cash flows as a result of this employment litigation matter.  On February 7, 2011, the settlement agreement was executed by the parties and on February 10, 2011, the trial court dismissed with prejudice all claims and counterclaims asserted by the litigation.  On March 23, 2011, the Berkmans caused $10.5 million to be wired to the Company’s bank, in accordance with the terms of the settlement.

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico to determine the final antidumping duties owed on U.S. imports during the period November 1, 2007 through October 31, 2008 by certain subsidiaries of the Company.  On April 19, 2010, the DOC published the final results of this review and assigned Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) an antidumping duty rate of 48.33 percent.  The Company has appealed the final determination to the U.S. Court of International Trade.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and as such established a reserve of approximately $4.2 million for this matter.

On December 23, 2009, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2008 through October 31, 2009 period of review.  The DOC selected Mueller Comercial as a respondent for this period of review.  On December 15, 2010, the DOC issued preliminary results and assigned a margin of dumping of 4.81 percent to Mueller Comercial.  Final results are expected no later than June 2011.  At this time, the Company is unable to estimate the impact, if any, that this matter may have on its financial position, results of operations, or cash flows.

Index

On December 28, 2010, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2009 through October 31, 2010 period of review.  The DOC has selected Mueller Comercial as a respondent for this period of review.  At this time, the Company is unable to estimate the impact, if any, that this matter may have on its financial position, results of operations, or cash flows.

Other

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the Company’s guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s line of credit facility.  The maximum payments that the Company could be required to make under its guarantees at April 2, 2011 was $10.2 million.

Note 3 – Insurance Gain

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

Note 4 – Inventories

	April 2, 2011	December 25, 2010
(In thousands)

Raw materials and supplies	$14,289	$47,737
Work-in-process	45,424	34,784
Finished goods	176,321	131,921
Valuation reserves	(4,764)	(4,550)

Inventories	$231,270	$209,892

The Company has partially liquidated inventories valued using the last-in, first-out (LIFO) method during the first quarter of 2011.  The Company expects to replenish these inventories by the end of 2011 and, as such, has not recognized the effects of liquidating LIFO layers.  In the event these inventories are not replenished, due to lack of availability or operational reasons, the Company would recognize a reduction to cost of goods sold of approximately $26.2 million from the liquidation of LIFO layers based on quarter-end quantities.

Index

Note 5 – Industry Segments

The Company’s reportable segments are Plumbing & Refrigeration and Original Equipment Manufacturers (OEM).  For disclosure purposes, as permitted under Accounting Standards Codification (ASC) 280, Segment Reporting, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of Standard Products (SPD), European Operations, and Mexican Operations.  The OEM segment is composed of Industrial Products (IPD), Engineered Products (EPD), and Mueller-Xingrong.  These segments are classified primarily by the markets for their products.  Performance of segments is generally evaluated by their operating income.  Intersegment transactions are generally conducted on an arms-length basis.

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

IPD manufactures brass rod, impact extrusions, and forgings which are used in a wide variety of end products including plumbing brass, automotive components, valves, and fittings. EPD manufactures and fabricates valves and assemblies for the refrigeration, air-conditioning, gas appliance, and barbecue grill markets and specialty copper, copper-alloy, and aluminum tubing.  Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications.  These products are sold primarily to OEM customers.

Index

Summarized segment information is as follows:

(In thousands)	For the Quarter Ended April 2, 2011
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$380,589	$319,336	$(12,244)	$687,681

Cost of goods sold	323,195	278,792	(12,113)	589,874
Depreciation and amortization	5,834	3,592	273	9,699
Selling, general, and administrative expense	21,877	7,306	6,186	35,369
Litigation settlement	—	—	(10,500)	(10,500)

Operating income	29,683	29,646	3,910	63,239

Interest expense				(3,348)
Other income, net				1,059

Income before income taxes				$60,950

(In thousands)	For the Quarter Ended March 27, 2010
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$256,662	$232,204	$(3,598)	$485,268

Cost of goods sold	212,869	203,612	(3,433)	413,048
Depreciation and amortization	6,513	3,571	264	10,348
Selling, general, and administrative expense	19,327	8,890	9,106	37,323
Insurance gain	(22,506)	—	—	(22,506)

Operating income	40,459	16,131	(9,535)	47,055

Interest expense				(2,532)
Other income, net				140

Income before income taxes				$44,663

Index

Note 6 – Comprehensive Income

Comprehensive income is as follows:

	For the Quarter Ended
	April 2, 2011	March 27, 2010
(In thousands)

Consolidated net income	$40,542	$34,799

Other comprehensive income (loss), net of tax:
Foreign currency translation	6,992	(5,590)
Net change with respect to derivative instruments and hedging activities	(777)	277
Other, net	37	1,400

Total other comprehensive income (loss)	6,252	(3,913)

Comprehensive income	46,794	30,886
Less comprehensive income attributable to noncontrolling interest	(215)	(909)

Comprehensive income attributable to Mueller Industries, Inc.	$46,579	$29,977

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in foreign subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar.  During the first quarter of 2011, the change in the foreign currency translation amounts primarily resulted from changes in value in the British pound sterling, Mexican peso, and Canadian dollar, which increased approximately 4.3 percent, 4.0 percent, and 4.7 percent, respectively, relative to the U.S. dollar.  During the first quarter of 2010, the value of the British pound sterling declined approximately 7 percent relative to the U.S. dollar.  This decrease was partially offset by an increase in the value of the Mexican peso of 4 percent relative to the U.S. dollar.

Note 7 – Debt

On March 7, 2011, the Company entered into a Credit Agreement (Credit Facility) with a syndicate of banks establishing a $350 million revolving credit facility, which matures March 7, 2016.  The Credit Facility contains similar provisions and replaces the Company’s prior credit agreement dated December 1, 2006.

Index

Note 8 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost are as follows:

	For the Quarter Ended
	April 2, 2011	March 27, 2010
(In thousands)

Pension benefits:
Service cost	$254	$99
Interest cost	2,155	2,215
Expected return on plan assets	(2,652)	(2,821)
Amortization of prior service cost	—	74
Amortization of net loss	574	399

Net periodic benefit expense (income)	$331	$(34)

Other benefits:
Service cost	$69	$65
Interest cost	318	306
Amortization of prior service cost	1	1
Amortization of net loss	25	38

Net periodic benefit cost	$413	$410

The Company anticipates contributing to its pension plans approximately $1.5 million for 2011.  During the first quarter of 2011, the Company made contributions of approximately $0.4 million to certain pension plans.

Note 9 – Income Taxes

The Company’s effective tax rate for the first quarter of 2011 was 33 percent compared with 22 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first quarter of 2011 were: (i) the U.S. production activities deduction of $1.3 million; (ii) decreases in tax contingencies of $0.8 million; and (iii) the effect of foreign tax rates lower than statutory tax rates and other foreign adjustments of $0.6 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.9 million.

Due to ongoing federal and state income tax audits and potential lapses of the statutes of limitations in various taxing jurisdictions, it is reasonably possible that unrecognized tax benefits may decrease in the next twelve months by up to $4.9 million.  Total unrecognized tax benefits including derecognized deferred tax assets at the end of the first quarter were $8.6 million, without consideration of any applicable federal benefit, including $0.7 million of accrued interest and penalties.  Of the $8.6 million, up to $5.8 million could impact the effective tax rate, if recognized.

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

Index

Note 10 – Other Income, Net

	For the Quarter Ended
	April 2, 2011	March 27, 2010
(In thousands)

Interest income	$261	$100
Gain on disposal of properties, net	268	6
Environmental benefit (expense), non-operating properties	295	(124)
Other	235	158

Other income, net	$1,059	$140

Note 11 – Derivative Instruments and Hedging Activities

Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  The Company occasionally enters into forward fixed-price arrangements with certain customers; the risk of these arrangements is generally managed with commodity futures contracts.  The Company accounts for these futures contracts in accordance with ASC 815, Derivatives and Hedging (ASC 815).  These futures contracts have been designated as cash flow hedges.  The fair value of open futures contracts are recognized as a component of accumulated other comprehensive income until the position is closed which corresponds to the period when the related hedged transaction is recognized in earnings.  Should these contracts no longer meet hedge criteria in accordance with ASC 815, either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge would be immediately reclassified from accumulated other comprehensive income into earnings.  In the next twelve months, the Company will reclassify into earnings realized gains or losses of cash flow hedges; at April 2, 2011, the net fair value of these contracts was a $324 thousand loss.

At April 2, 2011, the Company held open futures contracts to purchase approximately $26.7 million of copper over the next nine months related to fixed price sales orders.  The fair value of those futures contracts was a $374 thousand loss position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820)).

Derivative instruments designated as cash flow hedges under ASC 815 are reflected in the Condensed Consolidated Financial Statements as follows:

	April 2, 2011
	Location		Fair value
(In thousands)

Commodity contracts	Other current assets:	Gain positions	$240
	Other current assets:	Loss positions	$614

	December 25, 2010
(In thousands)	Location		Fair value

Commodity contracts	Other current assets:	Gain positions	$891

Index

The following tables summarize activities related to the Company’s derivative instruments, classified as cash flow hedges in accordance with ASC 815:

	Gain (Loss) Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Quarter Ended
	April 2, 2011	March 27, 2010
(In thousands)

Commodity contracts (1)	$(168)	$385

(1) Includes $88 thousand attributable to noncontrolling interest for the quarter ended March 27, 2010.

	(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
	For the Quarter Ended
	April 2, 2011	March 27, 2010
(In thousands)

Commodity contracts:
Cost of goods sold	$(609)	$(108)

The Company enters into futures contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts through April 2, 2011 was not material to the Condensed Consolidated Statements of Income.

The Company does not offset fair value of amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At April 2, 2011, the Company had recorded restricted cash of $638 thousand related to open futures contracts.

Note 12 – Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.  Primarily using market yields, the fair value of the Company’s debt instruments were estimated to be $200.0 million and $189.9 million at April 2, 2011 and December 25, 2010, respectively.  Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument (Level 2 hierarchy as defined by ASC 820).

Note 13 – Acquisition

On December 28, 2010, the Company purchased certain assets of Tube Forming, L.P. (TFI).  TFI primarily serves the heating, ventilation, and air-conditioning market in North America.  The acquired assets include inventories, production equipment as well as factory leaseholds.  TFI has operations in Carrollton, Texas, and Guadalupe, Mexico, where it produces precision copper return bends and crossovers, and custom-made tube components and brazed assemblies, including manifolds and headers.  TFI's estimated net sales for 2010 were approximately $35 million.  Mueller paid approximately $6.9 million for the assets, which was funded with existing cash on hand.  The acquisition of TFI extends the Company’s product offering within the OEM segment.

The acquisition was accounted for using the purchase method of accounting.  Therefore, the results of operations of the acquired business were included in the Company’s Condensed Consolidated Financial Statements since the date of acquisition.

Index

Note 14 – Recently Issued Accounting Standards

Fair Value Disclosures

In January 2010, the FASB issued amended standards requiring additional fair value disclosures. The amended standards require disclosures of transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as requiring gross basis disclosures for purchases, sales, issuances and settlements within the Level 3 reconciliation. Additionally, the update clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. The Company adopted the new guidance in the first quarter of fiscal 2011.

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

The Company's businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the Original Equipment Manufacturers (OEM) segment.  For disclosure purposes, as permitted under Accounting Standards Codification 280, Segment Reporting, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), European Operations, and Mexican Operations.  The OEM segment is composed of the Industrial Products Division (IPD), Engineered Products Division (EPD), and Jiangsu Mueller–Xingrong Copper Industries Limited (Mueller-Xingrong), the Company’s Chinese joint venture.  Certain administrative expenses and expenses related primarily to retiree benefits at inactive operations are combined into the Corporate and Eliminations classification.  These reportable segments are described in more detail below.

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

The OEM segment manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies.  Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications; these products are sold primarily to original equipment manufacturers located in China.  The OEM segment sells its products primarily to original equipment manufacturers, many of which are in the HVAC, plumbing, and refrigeration markets.

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

The majority of the Company’s manufacturing facilities operated below capacity during 2010 and the first quarter of 2011 due to the reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  The U.S. housing and residential construction market has been adversely affected during the recent economic downturn.  Per the U.S. Census Bureau, actual housing starts in the U.S. were 121 thousand for the first quarter of 2011 compared to 134 thousand for the first quarter of 2010.    The March 2011 seasonally adjusted annual rate of new housing starts was 549 thousand, which is a decrease of 13.4 percent compared with the March 2010 rate of 634 thousand.  Mortgage rates have remained at low levels during 2011 and 2010, as the average 30-year fixed mortgage rate was 4.85 percent for the first three months of 2011 and 5.1 percent for the twelve months ended December 2010.  Commercial construction has also remained at historically low levels.  According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $239.6 billion in February 2011, significantly less than the activity levels during 2007 and 2008.  Business conditions in the U.S. automotive industry have also been difficult in the economic downturn, which affected the demand for various products in the Company’s OEM segment; however, some improvements have recently occurred.  All of these conditions have significantly affected the demand for virtually all of the Company’s core products.

Index

Residential construction activity is still at historical lows and recovery is expected to be modest due to continuing high rates of unemployment, the impact of mounting foreclosures, the tightening of lending terms and the phase-out of governmental stimulus spending programs.  The private non-residential construction sector, which includes offices, industrial and retail projects, continues to experience high vacancy rates.  The Company expects that most of the conditions will gradually improve during 2011.

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

Earnings and profitability are also impacted by unit volumes that are subject to market trends, such as substitute products and imports, and market share.  In core product lines, the Company intensively manages its pricing structure while attempting to maximize its profitability.  From time-to-time, this practice results in lost sales opportunities and lower volume.  Plastic plumbing systems are the primary substitute product; these products represent an increasing share of consumption.  U.S. consumption of copper tubing is predominantly supplied by U.S. manufacturers, although imports have been a significant factor.  In recent years, brass rod consumption in the U.S. has declined due to the outsourcing of many manufactured products to offshore regions.

On December 28, 2010, the Company purchased certain assets of Tube Forming, L.P. (TFI).  TFI primarily serves the HVAC market in North America.  The acquired assets include inventories, production equipment as well as factory leaseholds.  TFI has operations in Carrollton, Texas, and Guadalupe, Mexico, where it produces precision copper return bends and crossovers, and custom-made tube components and brazed assemblies, including manifolds and headers.

Results of Operations

During the first quarter of 2011, the Company’s net sales were $687.7 million, which compares with net sales of $485.3 million over the same period of 2010.  The increase was primarily attributable to higher unit sales volume in most of the Company’s primary product lines and the increase in base metal prices, primarily copper.  Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The Comex average copper price in the first quarter of 2011 was approximately $4.39 per pound, or 34 percent higher than the 2010 average of $3.28 per pound.

Cost of goods sold was $589.9 million in the first quarter of 2011 compared with $413.0 million in the same period of 2010.  The year-over-year increase was due primarily to increased sales volume in core product lines and the increase in the price of copper, the Company’s principal raw material.

Depreciation and amortization declined from $10.3 million in 2010 to $9.7 million in 2011.  The reduction is due to certain assets becoming fully depreciated.  Selling, general, and administrative expenses decreased to $35.4 million in the first quarter of 2011; this $2.0 million decrease was primarily due to decreased bad debt expense of $2.8 million and foreign currency transaction losses of $2.2 million partially offset by increased employment costs of $1.6 million (14 weeks in 2011 as opposed to 13 weeks in 2010).  During the first quarter of 2011, the Company recorded a gain of $10.5 million upon receipt of payment related to the December 10, 2010 settlement of a lawsuit against Peter D. Berkman, Jeffrey A. Berkman, and Homewerks Worldwide LLC.  During the first quarter of 2010, the Company settled the insurance claim related to a fire at the U.K. copper tube facility, resulting in a net gain of $22.5 million.

Interest expense increased to $3.3 million in the first quarter of 2011 from $2.5 million for the same period in 2010.  This increase was due to increased borrowings by Mueller–Xingrong to fund operations.  Other income, net was income of $1.1 million in the first quarter of 2011 compared with income of $0.1 million for the same period in 2010.  This fluctuation was primarily due to reductions to environmental reserves in the first quarter of 2011.

Index

The Company’s effective tax rate for the first quarter of 2011 was 33 percent compared with 22 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first quarter of 2011 were: (i) the U.S. production activities deduction of $1.3 million; (ii) decreases in tax contingencies of $0.8 million; and (iii) the effect of foreign tax rates lower than statutory tax rates and other foreign adjustments of $0.6 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.9 million.

Plumbing & Refrigeration Segment

First quarter net sales by the Plumbing & Refrigeration segment increased 49 percent to $380.6 million in 2011 from $256.7 million in 2010.  This increase was due to higher unit sales volume resulting from increased demand in the majority of the segment’s core product lines and from higher selling prices resulting from higher average prices of raw materials.  Of the $123.9 million increase in net sales, approximately $51.4 million was attributable to higher unit volume and approximately $57.2 million was due to higher net selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings.  Cost of goods sold increased from $212.9 million in the first quarter of 2010 to $323.2 million in the same period of 2011, which was also due to higher sales volume and increasing raw material prices, primarily copper.  Depreciation and amortization in the first quarter decreased from $6.5 million in 2010 to $5.8 million in 2011 due to reduced depreciation expense resulting from certain assets being fully depreciated.  Selling, general, and administrative expenses increased from $19.3 million in the first quarter of 2010 to $21.9 million in the first quarter of 2011.  The increase is primarily due to increased provision for bad debts, increased incentive compensation and commissions, and higher employment costs during the 14-week period of 2011 compared to the 13-week period of 2010.  Excluding the insurance gain, operating income for the segment increased to $29.7 million in the first quarter of 2011 from $18.0 million in the first quarter of 2010.  This increase was due to higher sales volume in the segment’s core product lines, increased spreads in core products especially in copper tube and fittings, and improved per unit conversion costs in a majority of the segment’s product lines resulting primarily from increased production activities.

OEM Segment

The OEM segment’s first quarter net sales were $319.3 million in 2011 compared with $232.2 million in 2010.  The increase was due primarily to higher sales volume and higher net selling prices resulting from higher average costs of raw materials.  Of the $87.1 million increase in net sales, approximately $30.8 million was attributable to higher unit volume and approximately $34.7 million was due to higher net selling prices in the segment’s core product lines of brass rod, forgings, impacts, and commercial tube.  Cost of goods sold increased to $278.8 million in the first quarter of 2011 from $203.6 million in the same period of 2010, which was also due to the increase in sales volume and average costs of raw materials.  Depreciation and amortization remained relatively consistent at $3.6 million for both quarters.  First quarter selling, general, and administrative expenses were $7.3 million in 2011 compared with $8.9 million in 2010.  The decrease was due primarily to decreased bad debt expense partially offset by increased employment costs (14 weeks in 2011 as opposed to 13 weeks in 2010).  Operating income increased from $16.1 million in the first quarter of 2010 to $29.6 million in the same period of 2011, due primarily to higher sales volume, improved unit spreads, lower per unit conversion costs in certain product lines, and lower selling, general, and administrative expenses.

Liquidity and Capital Resources

Cash provided by operating activities during the three months ended April 2, 2011 totaled $25.8 million, which was primarily attributable to net income of $40.5 million plus depreciation and amortization of $9.8 million and a $70.4 million increase in current liabilities, partially offset by increased receivables of $81.0 million and increased inventories of $13.5 million.  The increases in receivables, inventories, and current liabilities primarily resulted from the increased cost of raw materials and moderate unit sales increases in certain businesses during the first quarter of 2011.  Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.  During the first three months of 2011, the average Comex copper price was approximately $4.39 per pound, which represents a 34 percent increase over the average price during the first three months of 2010.  This increase in the price of cathode has also resulted in sharp increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.

Index

During the first three months of 2011, cash used in investing activities totaled $11.5 million.  The major components of net cash used in investing activities included $5.1 million used for capital expenditures and $6.9 million used for the acquisition of TFI.

Net cash provided by financing activities totaled $4.0 million, which consists primarily of $9.7 million received from the issuance of debt by Mueller-Xingrong, partially offset by $1.9 million in debt issuance costs and $3.8 million used for payment of regular quarterly dividends to stockholders of the Company.

The Company has significant environmental remediation obligations.  The performance of these obligations is expected to occur over a minimum of 20 years.  Cash used for environmental remediation activities was approximately $234 thousand during the first quarter of 2011.  In addition, the Company paid the remaining $2.25 million of a $2.5 million settlement during the first quarter of 2011 related the Eureka Mills Site.  The Company expects to spend approximately $1.3 million for the remainder of 2011 for ongoing environmental remediation activities.  The timing of a potential payment for a $9.5 million settlement offer has not yet been determined.

On March 7, 2011, the Company entered into a Credit Agreement, which provides for an unsecured $350 million revolving line of credit (Credit Facility) maturing on March 7, 2016.  The Credit Facility contains similar provisions and replaces the Company’s prior credit agreement dated December 1, 2006.  The Credit Facility backed approximately $10.2 million in letters of credit at the end of the quarter.  As of April 2, 2011, the Company’s total debt was $200.3 million or 18.9 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of April 2, 2011, the Company was in compliance with all of its debt covenants.

The Company declared and paid a regular quarterly cash dividend of ten cents per common share in the first quarter of 2011.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.  On May 1, 2011, the Company will pay approximately $4.4 million in interest on the Debentures that remain outstanding.

Management believes that cash provided by operations and currently available cash of $413.9 million will be adequate to meet the Company’s normal future capital expenditures and operational needs.  The Company’s current ratio was 3.7 to 1 at April 2, 2011.

The Company’s Board of Directors has extended, until October 2011, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through April 2, 2011, the Company had repurchased approximately 2.4 million shares under this authorization.  In addition, the Company may repurchase portions of its 6% Subordinated Debentures through open market transactions or through privately negotiated transactions.

There have been no significant changes in the Company’s contractual cash obligations reported at December 25, 2010.

Non-GAAP Measurements

During the first quarter of 2011 and 2010, the Company recognized a litigation settlement of $10.5 million (or 18 cents per diluted share after tax) and an insurance gain of $22.5 million (or 62 cents per diluted share after tax), respectively.  The litigation settlement resulted from the collection of proceeds from the lawsuit against Peter Berkman, Jeffrey Berkman, and Homewerks Worldwide LLC.  The insurance gain resulted from the final settlement for losses claimed as a result of a fire at the U.K. subsidiary in November 2008, the results of which are not impacted by daily operations and are not expected to recur in future periods.

Index

The following tables show the Company’s computation of earnings without the litigation settlement and insurance gain for the three months ended April 2, 2011 and March 27, 2010.  Earnings without the litigation settlement and insurance gain is a measurement not derived in accordance with accounting principles generally accepted in the United States.  Excluding the litigation settlement and insurance gain is useful as it measures the operating results that are the outcome of daily operating decisions made in the normal course of business.  Reconciliations of earnings without the litigation settlement and insurance gain to net income attributable to the Company are as follows:

(In thousands, except per share data)	For the Quarter Ended April 2, 2011
	As Reported	Impact of Litigation Settlement	Pro forma Without Litigation Settlement

Operating income	$63,239	$(10,500)	$52,739

Interest expense	(3,348)	—	(3,348)
Other income, net	1,059	—	1,059

Income before income taxes	60,950	(10,500)	50,450
Income tax expense	(20,408)	3,675	(16,733)

Consolidated net income	40,542	(6,825)	33,717

Net loss attributable to noncontrolling interest	45	—	45

Net income attributable to Mueller Industries, Inc.	$40,587	$(6,825)	$33,762

Diluted earnings per share	$1.07	$(0.18)	$0.89

(In thousands, except per share data)	For the Quarter Ended March 27, 2010
	As Reported	Impact of Insurance Gain	Pro forma Without Insurance Gain

Operating income	$47,055	$(22,506)	$24,549

Interest expense	(2,532)	—	(2,532)
Other income, net	140	—	140

Income before income taxes	44,663	(22,506)	22,157
Income tax expense (A)	(9,864)	(819)	(10,683)

Consolidated net income	34,799	(23,325)	11,474

Net income attributable to noncontrolling interest	(841)	—	(841)

Net income attributable to Mueller Industries, Inc.	$33,958	$(23,325)	$10,633

Diluted earnings per share	$0.90	$(0.62)	$0.28

(A) Realization of this insurance gain resulted in a tax benefit primarily from the utilization of U.K. net operating losses that were previously reserved.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with these fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At April 2, 2011, the Company held open futures contracts to purchase approximately $26.7 million of copper through December 2011 related to fixed-price sales orders.

Futures contracts may also be used to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated other comprehensive income and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  At April 2, 2011, the Company held no open futures contracts to purchase natural gas.

Interest Rates

At April 2, 2011, the Company had variable-rate debt outstanding of $52.2 million, the majority of which related to the debt issued by Mueller-Xingrong.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows.  The primary interest rate exposure on floating-rate debt is based on LIBOR and on the base-lending rate published by the People’s Bank of China.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are generally not material; however, the Company may utilize certain futures or forward contracts to hedge such transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders’ equity as a component of comprehensive income and reflected in earnings upon collection of receivables.  At April 2, 2011, the Company had open forward contracts with a financial institution to sell approximately $3.8 million Canadian dollars and $2.4 million Euros through June 2011.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of April 2, 2011.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of April 2, 2011 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending April 2, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index

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

On April 8, 2011, CBSA completed a review process pursuant to which revised normal values were issued to exporters of subject goods, including the Company.  In any event, given the small percentage of its products that are sold for export to Canada, the Company does not anticipate any material adverse effect on its financial condition, results of operations or cash flows as a result of the antidumping case in Canada.

The “sunset review” process, pursuant to which Canadian authorities will examine whether the dumping order should be revoked or maintained for another five years, was initiated on April 12, 2011.  It is anticipated that the results of the sunset review process will be issued on or before February 18, 2012.

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico to determine the final antidumping duties owed on U.S. imports during the period November 1, 2007 through October 31, 2008 by certain subsidiaries of the Company.  On April 19, 2010, the DOC published the final results of this review and assigned Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) an antidumping duty rate of 48.33 percent.  The Company has appealed the final determination to the U.S. Court of International Trade.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and as such established a reserve of approximately $4.2 million for this matter.

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

United States Department of Commerce and United States International Trade Commission Antidumping Investigations

On September 30, 2009, two subsidiaries of Mueller Industries, Inc., along with Cerro Flow Products, Inc. and KobeWieland Copper Products LLC (collectively, Petitioners), jointly filed antidumping petitions with the DOC and the U.S. International Trade Commission (ITC) alleging that imports of seamless refined copper pipe and tube from China and Mexico (subject imports) were being sold at less than fair value and were causing material injury (and threatening material injury) to the domestic industry.  On October 21, 2009, the DOC announced its decision to initiate antidumping investigations.  On November 13, 2009, the ITC announced its unanimous determination that there is a reasonable indication that the domestic industry is materially injured or threatened with material injury by reason of subject imports.  As a result of this preliminary determination, the DOC commenced antidumping investigations of Chinese and Mexican producers.

Index

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

On December 22, 2010, certain Mexican parties requested panel reviews under the North American Free Trade Agreement (NAFTA) in order to appeal the ITC final determination as to Mexico.  Under the current schedule, a panel decision is expected on or about November 2, 2011.  At this time, the Company is unable to know the final disposition of that appeal.

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

On December 10, 2010, during a pre-trial settlement conference before the court, the material terms of a settlement related to the parties’ claims in the lawsuit were agreed upon.  On that date, the court signed an order setting forth the material terms of the settlement, which required the payment of at least $10.5 million to the Company as follows (i) the payment of $7.5 million in cash by Peter and Jeffrey Berkman to the Company; (ii) execution and delivery by Peter and Jeffrey Berkman to the Company of a promissory note in the principal amount of $3 million,  secured by Peter Berkman's 70 percent interest in Homewerks Worldwide LLC; and (iii) additional future compensation.  The court order also required the exchange of mutual releases.  The court order did not provide for any payment by the Company, B&K, or any of their officers or directors with respect to the counterclaims.

Index

Following the issuance of the December 10th court order, the Company further negotiated the terms of the settlement with the Berkmans and the parties agreed on the final terms of a settlement that required the payment of $10.5 million in cash by Peter Berkman, Jeffrey Berkman, and Homewerks Worldwide LLC in lieu of the payment of $7.5 million in cash along with a promissory note in the principal amount of $3.0 million.  Consistent with the terms of the December 10th court order, the final terms of the settlement agreement do not provide for any payment by the Company, B&K, or any of their officers or directors with respect to the counterclaims.  As a result, the Company does not anticipate any material adverse effect on its financial condition, results of operations or cash flows as a result of this employment litigation matter.  On February 7, 2011, the settlement agreement was executed by the parties and on February 10, 2011, the trial court dismissed with prejudice all claims and counterclaims asserted by the litigation.  On March 23, 2011, the Berkmans caused $10.5 million to be wired to the Company’s bank, in accordance with the terms of the settlement.

Environmental Matters

Operating properties:

Belding, Michigan Lead Matters

On April 25, 2011, the Company received approval from the Michigan Department of Environmental Quality notifying it that the actions contained in the Company’s proposed Conceptual Interim Response Plan dated April 4, 2011, in respect of the soil remediation at the Belding site, are acceptable for immediate implementation.

Non-operating properties:

Eureka Mills Site

On December 2, 2010, the United States District Court for Utah entered a consent decree between the Company, the United States, and the State of Utah.  The decree resolves the claims asserted by the U.S. and the State of Utah related to Eureka Mills Superfund Site located in Juab County, Utah.  The claims were settled for $2.5 million and were paid-in-full as of April 2, 2011.

Southeast Kansas Sites

With respect to the Southeast Kansas Sites, the Company estimates that its share for the costs of the preliminary site assessment at one of the former smelters will be approximately $35 thousand.  The Company is currently negotiating the language of the proposed agreements with the Kansas Department of Health and Environment and the other potentially responsible parties.

Index

Item 1A.  Risk Factors

The Company is exposed to risk as it operates its businesses.  To provide a framework to understand the operating environment of the Company, we have provided a brief explanation of the more significant risks associated with our businesses in our 2010 Annual Report on Form 10-K.  There have been no material changes in risk factors that were previously disclosed in our 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2011, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through April 2, 2011, the Company had repurchased approximately 2.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended April 2, 2011.

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

				7,647,030	(1)

December 26, 2010 – January 29, 2011	—	$—	—

January 30 – February 26, 2011	—	—	—

February 27 – April 2, 2011	—	—	—

(1) Shares available to be purchased under the Company's ten million share repurchase authorization until October 2011. The extension of the authorization was announced on October 21, 2010.

Index

Item 6. Exhibits

10.1
Credit Agreement, dated as of March 7, 2011, among the Company (as borrower), Bank of America, N.A. (as agent), and certain lenders named therein (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-K, dated March 7, 2011).

19.1
Mueller Industries, Inc.’s Quarterly Report to Stockholders for the quarter ended April 2, 2011.  Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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

MUELLER INDUSTRIES, INC.

/S/ Kent A. McKee
Kent A. McKee
April 29, 2011	Executive Vice President and
Date	Chief Financial Officer

/S/ Richard W. Corman
April 29, 2011	Richard W. Corman
Date	Vice President – Controller

Index

EXHIBIT INDEX

Exhibits	Description

19.1
Mueller Industries, Inc.’s Quarterly Report to Stockholders for the quarter ended April 2, 2011.  Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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