Form 10-Q
period 2011-07-02
MUELLER INDUSTRIES INC
filed 2011-07-28
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐                            No   ☒

The number of shares of the Registrant’s common stock outstanding as of July 26, 2011, was 37,901,415.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended July 2, 2011

__________________________

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

__________________________

Index

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
(In thousands, except per share data)

Net sales	$652,923	$540,388	$1,340,604	$1,025,656

Cost of goods sold	573,877	466,645	1,163,751	879,693
Depreciation and amortization	9,166	10,090	18,865	20,438
Selling, general, and administrative expense	33,330	33,468	68,699	70,791
Insurance settlement	—	1,210	—	(21,296)
Litigation settlement	—	—	(10,500)	—

Operating income	36,550	28,975	99,789	76,030

Interest expense	(2,834)	(2,964)	(6,182)	(5,496)
Other income (expense), net	264	(2,518)	1,323	(2,378)

Income before income taxes	33,980	23,493	94,930	68,156

Income tax expense	(11,249)	(7,456)	(31,657)	(17,320)

Consolidated net income	22,731	16,037	63,273	50,836

Net income attributable to noncontrolling interest	(400)	(479)	(355)	(1,320)

Net income attributable to Mueller Industries, Inc.	$22,331	$15,558	$62,918	$49,516

Weighted average shares for basic earnings per share	37,737	37,674	37,730	37,631
Effect of dilutive stock-based awards	356	43	309	69

Adjusted weighted average shares for diluted earnings per share	38,093	37,717	38,039	37,700

Basic earnings per share	$0.59	$0.41	$1.67	$1.32

Diluted earnings per share	$0.59	$0.41	$1.65	$1.31

Dividends per share	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	July 2, 2011	December 25, 2010
Assets
Current assets:
Cash and cash equivalents	$345,039	$394,139
Accounts receivable, less allowance for doubtful accounts of $2,447 in 2011 and $5,447 in 2010	327,381	269,258
Inventories	296,999	209,892
Current deferred income taxes	19,300	19,227
Other current assets	27,844	19,798

Total current assets	1,016,563	912,314

Property, plant, and equipment, net	223,234	229,498
Goodwill	102,250	102,250
Other assets	16,497	14,934

Total Assets	$1,358,544	$1,258,996

Liabilities
Current liabilities:
Current portion of debt	$50,582	$32,020
Accounts payable	86,574	67,849
Accrued wages and other employee costs	32,206	33,338
Other current liabilities	62,290	61,920

Total current liabilities	231,652	195,127

Long-term debt, less current portion	156,976	158,226
Pension liabilities	17,476	18,249
Postretirement benefits other than pensions	23,082	22,690
Environmental reserves	23,232	23,902
Deferred income taxes	21,813	24,081
Other noncurrent liabilities	1,877	824

Total liabilities	476,108	443,099

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 40,091,502; outstanding 37,891,366 in 2011 and 37,854,760 in 2010	401	401
Additional paid-in capital	265,135	263,233
Retained earnings	666,623	611,279
Accumulated other comprehensive loss	(29,214)	(37,046)
Treasury common stock, at cost	(48,640)	(49,131)

Total Mueller Industries, Inc. stockholders' equity	854,305	788,736
Noncontrolling interest	28,131	27,161

Total equity	882,436	815,897

Commitments and contingencies	—	—

Total Liabilities and Equity	$1,358,544	$1,258,996

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	July 2, 2011	June 26, 2010
(In thousands)

Cash flows from operating activities
Consolidated net income	$63,273	$50,836
Reconciliation of consolidated net income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,999	20,554
Stock-based compensation expense	1,712	1,435
Insurance settlement	—	(21,296)
Insurance proceeds – noncapital related	—	5,561
Gain (loss) on disposal of properties	(275)	164
Deferred income taxes	(2,549)	(4,370)
Income tax benefit from exercise of stock options	(90)	(88)
Changes in assets and liabilities, net of business acquired:
Receivables	(55,010)	(60,819)
Inventories	(78,966)	4,796
Other assets	(4,398)	6,979
Current liabilities	17,199	26,129
Other liabilities	768	2,870
Other, net	433	(363)

Net cash (used in) provided by operating activities	(38,904)	32,388

Cash flows from investing activities
Capital expenditures	(8,743)	(9,286)
Acquisition of business	(6,882)	—
Insurance proceeds for property and equipment	—	17,703
Net (deposits into) withdrawals from restricted cash balances	(3,877)	11
Proceeds from sales of properties	151	23

Net cash (used in) provided by investing activities	(19,351)	8,451

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(7,546)	(7,529)
Debt issuance cost	(1,942)	—
Issuance of debt by joint venture, net	16,498	16,431
Acquisition of treasury stock	(743)	(75)
Issuance of shares under stock-based incentive plans from treasury	1,335	2,465
Repayments of long-term debt	(250)	—
Income tax benefit from exercise of stock options	90	88

Net cash provided by financing activities	7,442	11,380

Effect of exchange rate changes on cash	1,713	(1,065)

(Decrease) increase in cash and cash equivalents	(49,100)	51,154
Cash and cash equivalents at the beginning of the period	394,139	346,001

Cash and cash equivalents at the end of the period	$345,039	$397,155

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

General

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted.  Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K, including the annual financial statements incorporated therein.

The accompanying unaudited interim financial statements include all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Note 1 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.  Approximately 244 thousand stock options were excluded from the computation of diluted earnings per share for the quarter ended July 2, 2011, since the options’ exercise prices were higher than the average market price of the Company’s stock.

Note 2 – Commitments and Contingencies

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business, which management believes will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.  The Company may also realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Condensed Consolidated Financial Statements.

Environmental Matters

The Company is subject to environmental standards imposed by federal, state, local, and foreign environmental laws and regulations.  Environmental costs related to non-operating properties are classified as a component of other income (expense), net and costs related to operating properties are classified as cost of goods sold.  Environmental reserves totaled $23.2 million at July 2, 2011, and $23.9 million at December 25, 2010.

Operating properties:

Belding, Michigan Lead Matters

On April 25, 2011, the Company received approval from the Michigan Department of Environmental Quality notifying it that the actions contained in the Company’s proposed Conceptual Interim Response Plan dated April 4, 2011, in respect of the soil remediation at the Belding site, are acceptable for immediate implementation.  Soil sampling of 47 residential properties near that plant has identified 12 properties with lead levels above the Michigan clean-up residential standards.  The Company does not anticipate any material adverse effect on its financial position, results of operations, or cash flows as a result of this remediation.

Index

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico to determine the final antidumping duties owed on U.S. imports during the period November 1, 2007, through October 31, 2008, by certain subsidiaries of the Company.  On April 19, 2010, the DOC published the final results of this review and assigned Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) an antidumping duty rate of 48.3 percent.  The Company has appealed the final determination to the U.S. Court of International Trade.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve of approximately $4.2 million for this matter.

On December 23, 2009, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2008, through October 31, 2009, period of review.  The DOC selected Mueller Comercial as a respondent for this period of review.  On June 21, 2011, the DOC published the final results of this review and assigned Mueller Comercial an antidumping duty rate of 19.8 percent.  On July 8, 2011, the Company filed a notice of intent to seek judicial review of the final results.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve of approximately $1.0 million for this matter.

On December 28, 2010, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2009, through October 31, 2010, period of review.  The DOC has selected Mueller Comercial as a respondent for this period of review.  At this time, the Company is unable to estimate the impact, if any, that this matter will have on its financial position, results of operations, or cash flows.

Other

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the Company’s guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s line of credit facility.  The maximum payments that the Company could have been required to make under its guarantees at July 2, 2011, was $10.7 million.

Note 3 – Insurance Settlement

In November 2008 the Company’s copper tube facility in Bilston, Great Britain, was damaged by fire.  Certain production equipment and portions of building structures were extensively damaged.  These losses were covered by property and business interruption insurance.  During 2010, the Company settled the claim with its insurer for total proceeds of $35.3 million, net of the deductible of $0.5 million.  As a result of the settlement with its insurer, all proceeds received and all costs previously deferred were recognized, resulting in a net pre-tax gain of $21.3 million.

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

Index

Note 4 – Inventories

	July 2, 2011	December 25, 2010
(In thousands)

Raw materials and supplies	$57,532	$47,737
Work-in-process	64,607	34,784
Finished goods	179,820	131,921
Valuation reserves	(4,960)	(4,550)

Inventories	$296,999	$209,892

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

Index

Summarized segment information is as follows:

	For the Quarter Ended July 2, 2011
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total
(In thousands)

Net sales	$347,069	$314,086	$(8,232)	$652,923

Cost of goods sold	296,033	285,944	(8,100)	573,877
Depreciation and amortization	5,349	3,479	338	9,166
Selling, general, and administrative expense	20,897	5,847	6,586	33,330

Operating income	24,790	18,816	(7,056)	36,550

Interest expense				(2,834)
Other income, net				264

Income before income taxes				$33,980

	For the Quarter Ended June 26, 2010
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total
(In thousands)

Net sales	$285,717	$257,780	$(3,109)	$540,388

Cost of goods sold	238,105	231,482	(2,942)	466,645
Depreciation and amortization	6,300	3,535	255	10,090
Selling, general, and administrative expense	20,362	5,831	7,275	33,468
Insurance settlement	1,210	—	—	1,210

Operating income	19,740	16,932	(7,697)	28,975

Interest expense				(2,964)
Other expense, net				(2,518)

Income before income taxes				$23,493

Index

Segment information (continued):

	For the Six Months Ended July 2, 2011
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total
(In thousands)

Net sales	$727,658	$633,422	$(20,476)	$1,340,604

Cost of goods sold	619,228	564,736	(20,213)	1,163,751
Depreciation and amortization	11,183	7,071	611	18,865
Selling, general, and administrative expense	42,774	13,153	12,772	68,699
Litigation settlement	—	—	(10,500)	(10,500)

Operating income	54,473	48,462	(3,146)	99,789

Interest expense				(6,182)
Other income, net				1,323

Income before income taxes				$94,930

	For the Six Months Ended June 26, 2010
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total
(In thousands)

Net sales	$542,379	$489,984	$(6,707)	$1,025,656

Cost of goods sold	450,974	435,094	(6,375)	879,693
Depreciation and amortization	12,813	7,106	519	20,438
Selling, general, and administrative expense	39,689	14,721	16,381	70,791
Insurance settlement	(21,296)	—	—	(21,296)

Operating income	60,199	33,063	(17,232)	76,030

Interest expense				(5,496)
Other expense, net				(2,378)

Income before income taxes				$68,156

Index

Note 6 – Comprehensive Income

Comprehensive income is as follows:

	For the Quarter Ended		For the Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
(In thousands)

Consolidated net income	$22,731	$16,037	$63,273	$50,836

Other comprehensive income (loss), net of tax:
Foreign currency translation	1,256	356	8,248	(5,234)
Net change with respect to derivative instruments and hedging activities	544	(467)	(233)	(190)
Other, net	395	362	432	1,762

Total other comprehensive income (loss)	2,195	251	8,447	(3,662)

Comprehensive income	24,926	16,288	71,720	47,174
Comprehensive income attributable to noncontrolling interest	(755)	(366)	(970)	(1,275)

Comprehensive income attributable to Mueller Industries, Inc.	$24,171	$15,922	$70,750	$45,899

Note 7 – Debt

On March 7, 2011, the Company entered into a Credit Agreement (Credit Facility) with a syndicate of banks establishing a $350 million revolving credit facility, which matures March 7, 2016.  The Credit Facility contains similar provisions and replaces the Company’s prior credit agreement dated December 1, 2006.

Mueller–Xingrong is negotiating with a syndicate of banks to renew its JV Credit Agreement which expired July 16, 2011.  Borrowings under the JV Credit Agreement remain outstanding during the negotiations.  The Company expects Mueller–Xingrong will enter into a new JV Credit Agreement under terms similar to the expired JV Credit Agreement during the third quarter of 2011.

Index

Note 8 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
(In thousands)

Pension benefits:
Service cost	$207	$199	$461	$298
Interest cost	2,530	2,196	4,685	4,411
Expected return on plan assets	(2,919)	(2,592)	(5,571)	(5,413)
Amortization of prior service cost	1	73	1	147
Amortization of net loss	599	506	1,173	905

Net periodic benefit cost	$418	$382	$749	$348

Other benefits:
Service cost	$82	$69	$151	$134
Interest cost	301	329	619	635
Amortization of prior service cost	(2)	—	(1)	1
Amortization of net loss	(31)	40	(6)	78

Net periodic benefit cost	$350	$438	$763	$848

The Company anticipates contributing to its pension plans approximately $1.5 million for 2011.  During the first half of 2011, the Company made contributions of approximately $0.8 million to certain pension plans.

Note 9 – Income Taxes

The Company’s effective tax rate for the second quarter of 2011 was 33 percent compared with 32 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the second quarter of 2011 were: (i) the U.S. production activities deduction of $0.9 million and (ii) decreases in tax contingencies of $0.9 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.1 million.

The Company’s effective tax rate for the first half of 2011 was 33 percent compared with 25 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first half were reductions related to: (i) the effect of foreign tax rates lower than statutory tax rates and other foreign items of $0.8 million; (ii) decreases in unrecognized tax benefits of $1.7 million; and (iii) the U.S. production activities deduction of $2.3 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $3.0 million.

Due to ongoing federal and state income tax audits and potential lapses of the statutes of limitations in various taxing jurisdictions, it is reasonably possible that unrecognized tax benefits may decrease in the next twelve months by up to $4.1 million.  Total unrecognized tax benefits including derecognized deferred tax assets at the end of the second quarter were $7.6 million, without consideration of any applicable federal benefit, including $0.7 million of accrued interest and penalties.  Of the $7.6 million, up to $4.8 million could impact the effective tax rate, if recognized.

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

Note 10 – Derivative Instruments and Hedging Activities

Cash Flow Hedges

Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  The Company occasionally enters into forward fixed-price arrangements with certain customers; the risk of these arrangements is generally managed with commodity futures contracts.  The Company accounts for these futures contracts in accordance with ASC 815, Derivatives and Hedging (ASC 815).  These futures contracts have been designated as cash flow hedges.  The fair value of open futures contracts are recognized as a component of accumulated other comprehensive income until the position is closed which corresponds to the period when the related hedged transaction is recognized in earnings.  Should these contracts no longer meet hedge criteria in accordance with ASC 815, either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge would be immediately reclassified from accumulated other comprehensive income into earnings.  In the next twelve months, the Company will reclassify into earnings realized gains or losses of cash flow hedges; at July 2, 2011, the net fair value of these contracts was a $490 thousand gain position.

At July 2, 2011, the Company held open futures contracts to purchase approximately $19.2 million of copper over the next nine months related to fixed price sales orders.  The fair value of those futures contracts was a $538 thousand gain position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820)).

Derivative instruments designated as cash flow hedges under ASC 815 are reflected in the Condensed Consolidated Financial Statements as follows:

	July 2, 2011
	Location		Fair value
(In thousands)

Commodity contracts	Other current assets:	Gain positions	$644
	Other current assets:	Loss positions	$(106)

	December 25, 2010
	Location		Fair value
(In thousands)

Commodity contracts	Other current assets:	Gain positions	$891

Index

The following tables summarize activities related to the Company’s derivative instruments, classified as cash flow hedges in accordance with ASC 815:

	Gain (Loss) Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Quarter Ended		For the Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
(In thousands)

Commodity contracts (1)	$961	$82	$793	$468

(1) Includes $88 thousand attributable to noncontrolling interest for the six months ended June 26, 2010.

	(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
	For the Quarter Ended		For the Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
(In thousands)

Commodity contracts:
Cost of goods sold	$(417)	$(549)	$(1,026)	$(658)

Fair Value Hedges

The value of the Company’s copper inventory is subject to global market fluctuations caused by factors beyond the Company’s control.  The Company occasionally enters into futures contracts in order to protect the value of inventory against market fluctuations.  The Company accounts for these futures contracts in accordance with ASC 815.  These futures contracts have been designated as fair value hedges.  For fair value hedges, the changes in value of the hedging derivative, as well as the changes in value of the related hedged item due to the risk being hedged, are reflected in current earnings.  Hedge ineffectiveness is reflected in current earnings in the period in which it occurs.

At July 2, 2011, the Company held open futures contracts to sell approximately $67.3 million of copper over the next three months.  The fair value of those futures contracts was a $3.4 million loss position and is recorded as an other current liability.  The fair value was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820).

Index

The following table summarizes the gains (losses) on the Company's fair value hedges for the three months ended July 2, 2011:

	Gains (losses) on fair value hedges for the Three months ended July 2, 2011
	Location	Amount
(In thousands)

(Loss) on the derivatives in designated and qualifying fair value hedges:
Commodity Contracts	Cost of goods sold	$(3,406)

Gain on the hedged item in designated and qualifying fair value hedges:
Inventory	Cost of goods sold	$3,077

The Company enters into futures contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open cash flow and fair value hedge contracts through July 2, 2011, was not material to the Condensed Consolidated Statements of Income.

The Company does not offset fair value of amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At July 2, 2011, the Company had recorded restricted cash of $4.9 million related to open futures contracts.

Note 11 – Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.  Primarily using market yields, the fair value of the Company’s debt instruments were estimated to be $207.2 million and $189.9 million at July 2, 2011, and December 25, 2010, respectively.  Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument (Level 2 hierarchy as defined by ASC 820).

Note 12 – Acquisition

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

Index

Note 13 – Recently Issued Accounting Standards

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASU’s.  ASU’s not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s Consolidated Financial Statements.

In May 2011 the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and International Financial Reporting Standards.  Consequently, the amendments change some fair value measurement principles and disclosure requirements.  The implementation of this amended accounting guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2011 the FASB issued amendments to disclosure requirements for presentation of comprehensive income.  This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The implementation of this amended accounting guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

The majority of the Company’s manufacturing facilities operated below capacity during 2010 and the first half of 2011 due to the reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  The U.S. housing and residential construction market has been adversely affected during the recent economic downturn.  Per the U.S. Census Bureau, actual housing starts in the U.S. were 291 thousand for the first half of 2011 compared to 306 thousand for the first half of 2010.  The June 2011 seasonally adjusted annual rate of new housing starts was 629 thousand, which is an increase of 14.6 percent above the June 2010 rate of 549 thousand.  Mortgage rates have remained at low levels during 2011 and 2010, as the average 30-year fixed mortgage rate was 4.76 percent for the first six months of 2011 and 5.08 percent for the twelve months ended December 2010.  Commercial construction has also remained at historically low levels.  According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $248.3 billion in May 2011, significantly less than the activity levels during 2007 and 2008.  Business conditions in the U.S. automotive industry have also been difficult in the economic downturn, which affected the demand for various products in the Company’s OEM segment; however, some improvements have recently occurred.  All of these conditions have significantly affected the demand for virtually all of the Company’s core products.

Residential construction activity is still at historical lows and recovery is expected to be modest due to continuing high rates of unemployment, the impact of mounting foreclosures, and the tightening of lending terms.  The private non-residential construction sector, which includes offices, industrial and retail projects, continues to experience high vacancy rates.

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

Index

Results of Operations

Second Quarter 2011 compared with Second Quarter 2010

During the second quarter of 2011, the Company’s net sales were $652.9 million, which compares with net sales of $540.4 million over the same period of 2010.  The increase was primarily attributable to increased selling prices, which are a result of the increase in base metal prices, primarily copper and slightly higher unit sales volume.  Of the $112.4 million increase in net sales, approximately $90.4 million was due to higher net selling prices in the Company’s core product lines and approximately $3.1 million was attributable to higher unit volume in the Company’s core product lines.  Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The Comex average copper price in the second quarter of 2011 was approximately $4.16 per pound, or 30 percent higher than the 2010 average of $3.19 per pound.

Cost of goods sold was $573.9 million in the second quarter of 2011 compared with $466.6 million in the same period of 2010.  This increase was due primarily to the increase in the price of copper, the Company’s principal raw material.

Depreciation and amortization declined from $10.0 million in 2010 to $9.2 million in 2011.  The reduction is due to certain assets becoming fully depreciated.  Selling, general, and administrative expenses decreased to $33.3 million in the second quarter of 2011; this $0.2 million decrease was primarily due to decreased professional fees of $2.4 million, decreased bad debt expense of $1.0 million and decreased foreign currency transaction losses of $0.4 million partially offset by increased employment costs including incentive compensation of $3.5 million.

In the second quarter of 2010, the Company incurred costs of $1.2 million for continued rehabilitation of the U.K. copper tube facility fire damage while no such costs were incurred in 2011.  The related insurance claim was settled in the first quarter of 2010.

Interest expense decreased to $2.8 million in the second quarter of 2011 from $3.0 million for the same period in 2010.  This decrease was related to Mueller–Xingrong.  Other income (expense), net was income of $0.3 million in the second quarter of 2011 compared with expense of $2.5 million for the same period in 2010.  This fluctuation was primarily due to provision for environmental reserves in 2010 that pertain to non-operating properties.

The Company’s effective tax rate for the second quarter of 2011 was 33 percent compared with 32 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the second quarter of 2011 were: (i) the U.S. production activities deduction of $0.9 million and (ii) decreases in tax contingencies of $0.9 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.1 million.

Plumbing & Refrigeration Segment

Second quarter net sales by the Plumbing & Refrigeration segment increased 21.5 percent to $347.1 million in 2011 from $285.7 million in 2010.  This increase was due to higher selling prices resulting from higher average prices of raw materials.  Of the $61.4 million increase in net sales, approximately $52.1 million was due to higher net selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings and approximately $2.4 million was attributable to product mix.  Unit volume change was flat for the second quarter.  Cost of goods sold increased from $238.1 million in the second quarter of 2010 to $296.0 million in the same period of 2011, which was also due to higher raw material prices, primarily copper.  Depreciation and amortization in the second quarter decreased from $6.3 million in 2010 to $5.3 million in 2011 resulting from certain assets being fully depreciated.  Selling, general, and administrative expenses increased from $20.4 million in the second quarter of 2010 to $20.9 million in the second quarter of 2011.  The $0.5 million increase is primarily due to increased employment costs including incentive compensation of $0.8 million partially offset by decreased bad debt expense of $0.2 million and foreign currency transaction gains of $0.3 million.  Operating income for the segment increased $5.1 million in the second quarter of 2011 over the second quarter of 2010.  This increase was due primarily to increased spreads for 2011 in core products especially copper tube and the rehabilitation costs incurred in 2010.

Index

OEM Segment

The OEM segment’s second quarter net sales were $314.1 million in 2011 compared with $257.8 million in 2010.  The increase was due primarily to higher net selling prices resulting from higher average cost of raw materials.  Of the $56.3 million increase in net sales, approximately $38.3 million was attributable higher net selling prices in the segment’s core product lines of brass rod, forgings, impacts, and commercial tube.  Unit volume change was flat for the second quarter.  Cost of goods sold increased to $285.9 million in the second quarter of 2011 from $231.5 million in the same period of 2010, which was primarily due to the increase in cost of raw materials.  Depreciation and amortization remained relatively consistent at $3.5 million for both quarters.  Selling, general, and administrative expenses were $5.8 million in the second quarter of 2011 and the second quarter of 2010.  Operating income increased from $16.9 million in the second quarter of 2010 to $18.8 million in the same period of 2011, due primarily to improved unit spreads across the majority of the segment’s product lines and the contribution of TFI which was acquired at the beginning of 2011.

Six Months Ended July 2, 2011, compared with Six Months Ended June 26, 2010

During the six months ended July 2, 2011, the Company’s net sales were $1.34 billion, which compares with net sales of $1.03 billion over the same period of 2010.  The increase was primarily attributable to increased selling prices, which are a result of the increase in base metal prices, primarily copper and higher unit sales volume in most of the Company’s core product lines.  Of the $310 million increase in net sales, approximately $189 million was due to higher net selling prices in the Company’s core product lines and approximately $78 million was attributable to higher unit volume in the Company’s core product lines.  The Comex average copper price in the first half of 2011 was approximately $4.27 per pound, or 32 percent higher than the 2010 average of $3.24 per pound.

Cost of goods sold was $1.16 billion in the first half of 2011 compared with $879.7 million in the same period of 2010.  The year-over-year increase was due primarily to the increase in the price of copper, the Company’s principal raw material, and increased sales volume in core product lines.

Depreciation and amortization declined from $20.4 million in the first half of 2010 to $18.9 million in 2011.  This reduction is due to certain assets becoming fully depreciated.  Selling, general, and administrative expenses decreased to $68.7 million in the first half of 2011 from $70.8 million in 2010; this $2.1 million decrease was primarily due to decreased bad debt expense of $3.8 million, decreased professional fees of $3.3 million and foreign currency transaction gains of $2.6 million partially offset by increased compensation expense including incentive compensation of $5.1 million.

During the six months ended July 2, 2011, the Company recorded a gain of $10.5 million upon receipt of payment related to the December 10, 2010, settlement of a lawsuit against Peter D. Berkman, Jeffrey A. Berkman, and Homewerks Worldwide LLC.  During the six months ended June 26, 2010, the Company settled the insurance claim related to a fire at the U.K. copper tube facility, resulting in a cumulative net gain of $21.3 million.  The claim was settled with the insurer in the first quarter of 2010; however, the Company incurred additional expenses totaling $1.2 million in the second quarter of 2010 to continue the rehabilitation of the facility.

Interest expense increased to $6.2 million for the six months ended July 2, 2011, from $5.5 million for the same period in 2010.  This increase was due to increased borrowings by Mueller–Xingrong to fund operations.  Other income (expense), net was income of $1.3 million in the first half quarter of 2011 compared with expense of $2.4 million for the same period in 2010.  This fluctuation was primarily due to provisions for environmental reserves in the first half of 2010 that pertain to non-operating properties.

The Company’s effective tax rate for the first half of 2011 was 33 percent compared with 25 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first half were reductions related to: (i) the effect of foreign tax rates lower than statutory tax rates and other foreign items of $0.8 million; (ii) decreases in unrecognized tax benefits of $1.7 million; and (iii) the U.S. production activities deduction of $2.3 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $3.0 million.

Index

Plumbing & Refrigeration Segment

Net sales by the Plumbing & Refrigeration segment increased 34 percent to $727.7 million in the six months ended July 2, 2011, from $542.4 million in 2010.  This increase was due to higher selling prices resulting from higher average prices of raw materials and from higher unit sales volume resulting from increased demand in the majority of the segment’s core product lines.  Of the $185.3 million increase in net sales, approximately $116.4 million was due to higher net selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings and approximately $46.8 million was attributable to higher unit volume.  Cost of goods sold increased from $451.0 million in the first half of 2010 to $619.2 million in the same period of 2011, which was also due to increasing raw material prices, primarily copper and to higher sales volume.  Depreciation and amortization in the first half of 2011 decreased from $12.8 million in 2010 to $11.2 million in 2011 resulting from certain assets being fully depreciated.  Selling, general, and administrative expenses increased from $39.7 million in the first half of 2010 to $42.8 million in the first half of 2011.  The $3.1 million increase is primarily due to increased compensation including incentive compensation of $2.2 million.  Operating income for the segment decreased to $54.5 million in the first half of 2011 from $60.2 million in the first half of 2010.  This decrease was due to the insurance settlement recognized in 2010 partially offset by higher sales volume in the segment’s core product lines, increased spreads in core products especially in copper tube and fittings, and improved per unit conversion costs in a majority of the segment’s product lines resulting primarily from increased production activities.

OEM Segment

The OEM segment’s net sales were $633.4 million in the six months ended July 2, 2011, compared with $490.0 million in 2010.  The increase was due primarily to higher net selling prices resulting from higher average cost of raw materials and higher sales volume.  Of the $143.4 million increase in net sales, approximately $72.9 million was attributable to higher net selling prices in the segment’s core product lines of brass rod, forgings, impacts, and commercial tube and approximately $31.7 million was due to higher unit volume.  Cost of goods sold increased to $564.7 million in the first half of 2011 from $435.1 million in the same period of 2010, which was also due to the increase in average costs of raw materials and increases in sales volume.  Depreciation and amortization remained relatively consistent at $7.1 million.  Selling, general, and administrative expenses were $13.2 million in the first half of 2011 compared with $14.7 million in the first half of 2010.  The $1.5 million decrease was due primarily to decreased bad debt expense of $3.6 million partially offset by increased compensation and related employment costs of $1.4 million.  Operating income increased from $33.1 million in the first half of 2010 to $48.5 million in the same period of 2011, due primarily to improved unit spreads and lower per unit conversion costs in certain product lines, higher sales volume, lower selling, general, and administrative expenses, and the contribution of TFI, which was acquired at the beginning of 2011.

Liquidity and Capital Resources

Cash used in operating activities during the six months ended July 2, 2011, totaled $38.9 million, which was primarily attributable to increased receivables of $55.0 million and increased inventories of $79.0 million partially offset by net income of $63.3 million plus depreciation and amortization of $19.0 million and a $17.2 million increase in current liabilities.  The increases in receivables, inventories, and current liabilities primarily resulted from the increased cost of raw materials and moderate unit sales increases in certain businesses during the first half of 2011. In preparation for a major maintenance program at our Fulton, Mississippi, copper tube mill, the Company increased inventory by more than 15 million pounds to ensure uninterrupted supply for its customers; accordingly, the Company used in excess of $60 million cash to fund this temporary bulge in inventory quantities.  Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.  During the first six months of 2011, the average Comex copper price was approximately $4.27 per pound, which represents a 32 percent increase over the average price during the first six months of 2010.  This increase in the price of cathode has also resulted in sharp increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.

During the first six months of 2011, cash used in investing activities totaled $19.4 million.  The major components of net cash used in investing activities included $8.7 million used for capital expenditures and $6.9 million used for the acquisition of TFI.

Index

Net cash provided by financing activities totaled $7.4 million, which consists primarily of $16.5 million received from the issuance of debt by Mueller-Xingrong, partially offset by $1.9 million debt issuance costs and $7.5 million used for payment of regular quarterly dividends to stockholders of the Company.

The Company has significant environmental remediation obligations.  The performance of these obligations is expected to occur over a minimum of 20 years.  Cash used for environmental remediation activities was approximately $490 thousand during the first half of 2011.  In addition, the Company paid the remaining $2.25 million of a $2.5 million settlement during the first half of 2011 related the Eureka Mills Site.  The Company expects to spend approximately $1.2 million for the remainder of 2011 for ongoing environmental remediation activities.  The timing of a potential payment for a $9.5 million settlement offer has not yet been determined.

On March 7, 2011, the Company entered into a Credit Agreement, which provides for an unsecured $350 million revolving line of credit (Credit Facility) maturing on March 7, 2016.  The Credit Facility contains similar provisions and replaces the Company’s prior credit agreement dated December 1, 2006.  The Credit Facility backed approximately $10.7 million in letters of credit at the end of the quarter.  In addition, Mueller–Xingrong is negotiating with a syndicate of banks to renew its JV Credit Agreement which expired July 16, 2011.  Borrowings under the JV Credit Agreement remain outstanding during the negotiations.  The Company expects Mueller–Xingrong will enter into a new JV Credit Agreement under terms similar to the expired JV Credit Agreement during the third quarter of 2011.  As of July 2, 2011, the Company’s total debt was $207.6 million or 19 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of July 2, 2011, the Company was in compliance with all of its debt covenants.

The Company declared and paid a regular quarterly cash dividend of ten cents per common share in the second quarter of 2011.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.  On November 1, 2011, the Company will pay approximately $4.4 million in interest on the Debentures that remain outstanding.

Management believes that cash provided by operations and currently available cash of $345.0 million will be adequate to meet the Company’s normal future capital expenditures and operational needs.  The Company’s current ratio was 4.4 to 1 at July 2, 2011.

The Company’s Board of Directors has extended, until October 2011, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through July 2, 2011, the Company had repurchased approximately 2.4 million shares under this authorization.  In addition, the Company may repurchase portions of its 6% Subordinated Debentures through open market transactions or through privately negotiated transactions.

There have been no significant changes in the Company’s contractual cash obligations reported at December 25, 2010.

Index

Non-GAAP Measurements

During the six months ended July 2, 2011, the Company recognized a litigation settlement of $10.5 million (or 18 cents per diluted share after tax) and during the six months ended June 26, 2010, the Company recognized an insurance settlement of $21.3 million (or 58 cents per diluted share after tax).  The litigation settlement resulted from the collection of proceeds from the lawsuit against Peter Berkman, Jeffrey Berkman, and Homewerks Worldwide LLC.  The insurance settlement resulted from the final settlement for losses claimed as a result of a fire at the U.K. subsidiary in November 2008, the results of which are not impacted by daily operations and are not expected to recur in future periods.  The following tables show the Company’s computation of earnings without the litigation settlement and insurance settlement for the six months ended July 2, 2011, and June 26, 2010.  Earnings without the litigation settlement and insurance settlement is a measurement not derived in accordance U.S. GAAP.  Excluding the litigation settlement and insurance settlement is useful as it measures the operating results that are the outcome of daily operating decisions made in the normal course of business.  Reconciliations of earnings without the litigation settlement and insurance settlement to net income attributable to the Company are as follows:

	For the Six Months Ended July 2, 2011
	As Reported	Impact of Litigation Settlement	Pro forma Without Litigation Settlement
(In thousands, except per share data)

Operating income	$99,789	$(10,500)	$89,289

Interest expense	(6,182)	—	(6,182)
Other income, net	1,323	—	1,323

Income before income taxes	94,930	(10,500)	84,430
Income tax expense	(31,657)	3,675	(27,982)

Consolidated net income	63,273	(6,825)	56,448

Net income attributable to noncontrolling interest	(355)	—	(355)

Net income attributable to Mueller Industries, Inc.	$62,918	$(6,825)	$56,093

Diluted earnings per share	$1.65	$(0.18)	$1.47

Index

	For the Six Months Ended June 26, 2010
	As Reported	Impact of Insurance Settlement	Pro forma Without Insurance Settlement
(In thousands, except per share data)

Operating income	$76,030	$(21,296)	$54,734

Interest expense	(5,496)	—	(5,496)
Other expense, net	(2,378)	—	(2,378)

Income before income taxes	68,156	(21,296)	46,860
Income tax expense (A)	(17,320)	(618)	(17,938)

Consolidated net income	50,836	(21,914)	28,922

Net income attributable to noncontrolling interest	(1,320)	—	(1,320)

Net income attributable to Mueller Industries, Inc.	$49,516	$(21,914)	$27,602

Diluted earnings per share	$1.31	$(0.58)	$0.73

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with these fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At July 2, 2011, the Company held open futures contracts to purchase approximately $19.2 million of copper through March 2012 related to fixed-price sales orders and open futures contracts to sell approximately $67.3 million of copper through September 2011.

Futures contracts may also be used to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated other comprehensive income and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  At July 2, 2011, the Company held no material open futures contracts to purchase natural gas.

Index

Interest Rates

At July 2, 2011, the Company had variable-rate debt outstanding of $59.4 million, the majority of which related to the debt issued by Mueller-Xingrong.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows.  The primary interest rate exposure on floating-rate debt is based on LIBOR and on the base-lending rate published by the People’s Bank of China.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are generally not material; however, the Company may utilize certain futures or forward contracts to hedge such transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders’ equity as a component of comprehensive income and reflected in earnings upon collection of receivables.  At July 2, 2011, the Company had open forward contracts with a financial institution to sell approximately 5.0 million Canadian dollars and 1.3 million Euros through September 2011.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of July 2, 2011.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of July 2, 2011, to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Index

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending July 2, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In July 2007 the Carrier ACR Tube Action was dismissed in its entirety for lack of subject matter jurisdiction as to all defendants.  In August 2007 plaintiffs filed with the United States Court of Appeals for the Sixth Circuit a notice of appeal from the judgment and order dismissing the complaint in the Carrier ACR Tube Action.  The Company and Mueller Europe filed notices of cross-appeal in August 2007.

In October 2007 Carrier filed with the United States Court of Appeals for the Sixth Circuit a motion to dismiss the cross-appeals, which the Court denied in December 2007.  All appeals in the Carrier ACR Tube Action remain pending.  Briefing on the appeals occurred in May 2009 and oral argument took place in October 2009.

The Company believes that the claims for relief in the Carrier ACR Tube Action are without merit and, as a result, does not anticipate a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Canadian Dumping and Countervail Investigation

In June 2006 the Canada Border Services Agency (CBSA) initiated an investigation into the alleged dumping of certain copper pipe fittings from the United States and from South Korea, and the dumping and subsidizing of these same goods from China.  The Company and certain affiliated companies were identified by the CBSA as exporters and importers of these goods.

On January 18, 2007, the CBSA issued a final determination in its investigation.  The Company was found to have dumped subject goods during the CBSA’s investigation period.  On February 19, 2007, the Canadian International Trade Tribunal (CITT) concluded that the dumping of the subject goods from the United States had caused injury to the Canadian industry.

Index

As a result of these findings, exports of subject goods to Canada by the Company made on or after October 20, 2006, have been subject to antidumping measures.  Under Canada’s system of prospective antidumping enforcement, the CBSA has issued normal values to the Company.  Antidumping duties will be imposed on the Company only to the extent that the Company’s future exports of copper pipe fittings are made at net export prices which are below these normal values.  If net export prices for subject goods exceed normal values, no antidumping duties will be payable.  These measures will remain in place for five years, at which time an expiry review will be conducted by Canadian authorities to determine whether these measures should be maintained for another five years or allowed to expire.

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

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico to determine the final antidumping duties owed on U.S. imports during the period November 1, 2007, through October 31, 2008, by the Company.  On April 19, 2010, the DOC published the final results of this review and assigned Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) an antidumping duty rate of 48.3 percent.  The Company has appealed the final determination to the U.S. Court of International Trade.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve of approximately $4.2 million for this matter.

On December 23, 2009, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2008, through October 31, 2009, period of review.  The DOC selected Mueller Comercial as a respondent for this period of review.  On June 21, 2011, the DOC published the final results of this review and assigned Mueller Comercial an antidumping duty rate of 19.8 percent.  On July 8, 2011, the Company filed a notice of intent to seek judicial review of the final results.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve of approximately $1.0 million for this matter.

On December 28, 2010, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2009, through October 31, 2010, period of review.  The DOC has selected Mueller Comercial as a respondent for this period of review.  At this time, the Company is unable to estimate the impact, if any, that this matter will have on its financial position, results of operations, or cash flows.

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

On July 7, 2011, the U.S. Department of Commerce initiated a new shipper review of certain entries from a Mexican producer of copper tube, GD Affiliates S.de R.L. de C.V., in order to establish a company-specific dumping assessment for this company.  The review is expected to be completed sometime in 2012.  At this time, the Company is unable to know the final disposition of the review.

Supplier Litigation

On May 6, 2011, the Company and two of its subsidiaries, Mueller Streamline Co. (Mueller Streamline) and B&K Industries, Inc. (B&K), filed a lawsuit in federal district court in Los Angeles, California against a former supplier, Xiamen Lota International Co., Ltd (Xiamen Lota), its U.S. sales representative (Lota USA), and certain other persons.  The lawsuit alleges that the defendants gave Peter D. Berkman, a former executive of the Company and B&K, an undisclosed interest in Lota USA, and made payments and promises of payment to him, in return for Peter Berkman maintaining the Company as a customer, increasing purchasing levels, and acquiescing to excessive pricing for Xiamen Lota products.  The lawsuit alleges violations of 18 U.S.C. §§ 1962(c) and (d) and state unfair competition law.  The lawsuit seeks compensatory, treble and punitive damages, and other appropriate relief.  On July 1, 2011, Lota USA filed a motion to dismiss the complaint for failure to state a claim, and Xiamen Lota filed a motion to dismiss the complaint for insufficient service.  The motions are scheduled to be heard on September 19, 2011.  The Company does not anticipate any material adverse effect on its financial position, results of operations, or cash flows as a result of this litigation.

Environmental Matters

Operating properties:

Belding, Michigan Lead Matters

On April 25, 2011, the Company received approval from the Michigan Department of Environmental Quality notifying it that the actions contained in the Company’s proposed Conceptual Interim Response Plan dated April 4, 2011, in respect of the soil remediation at the Belding site, are acceptable for immediate implementation.  Soil sampling of 47 residential properties near that plant has identified 12 properties with lead levels above the Michigan clean-up residential standards.  The Company does not anticipate any material adverse effect on its financial position, results of operations, or cash flows as a result of this remediation.

Index

Non-operating properties:

Southeast Kansas Sites

With respect to the Southeast Kansas Sites, the Company estimates that its share for the costs of the preliminary site assessment at one of the former smelters will be approximately $35 thousand.  The Company is currently negotiating the language of the proposed agreement for that site with the Kansas Department of Health and Environment and two other potentially responsible parties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2011, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through July 2, 2011, the Company had repurchased approximately 2.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended July 2, 2011.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

					7,647,030	(1)

April 3 – April 30, 2011	7,115	(2)	$38.85	—

May 1 – May 28, 2011	12,257	(2)	38.07	—

May 29 – July 2, 2011	—		—	—

(1) Shares available to be purchased under the Company's ten million share repurchase authorization until October 2011. The extension of the authorization was announced on October 21, 2010.

(2) Shares tendered to the Company by employee stock option holders in payment of the option purchase price and/or withholding taxes upon exercise.

Index

Item 6. Exhibits

10.1	Letter Agreement with Harvey Karp, dated as of May 11, 2011 (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated May 11, 2011).

19.1
Mueller Industries, Inc.’s Quarterly Report to Stockholders for the quarter ended July 2, 2011.  Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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

MUELLER INDUSTRIES, INC.

/S/ Kent A. McKee
Kent A. McKee
July 28, 2011	Executive Vice President and
Date	Chief Financial Officer

/S/ Richard W. Corman
July 28, 2011	Richard W. Corman
Date	Vice President – Controller

EXHIBIT INDEX

Exhibits	Description

19.1
Mueller Industries, Inc.’s Quarterly Report to Stockholders for the quarter ended July 2, 2011.  Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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