Form 10-Q
period 2011-10-01
MUELLER INDUSTRIES INC
filed 2011-10-27
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐                            No   ☒

The number of shares of the Registrant’s common stock outstanding as of October 27, 2011, was 38,226,303.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended October 1, 2011

__________________________

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

__________________________

Index

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
(In thousands, except per share data)

Net sales	$585,809	$507,240	$1,926,413	$1,532,896

Cost of goods sold	523,984	437,597	1,687,735	1,317,290
Depreciation and amortization	8,716	9,934	27,581	30,372
Selling, general, and administrative expense	34,245	28,810	102,944	99,601
Insurance settlement	—	12	—	(21,284)
Litigation settlement	—	—	(10,500)	—

Operating income	18,864	30,887	118,653	106,917

Interest expense	(2,822)	(3,072)	(9,004)	(8,568)
Other income (expense), net	102	30	1,425	(2,348)

Income before income taxes	16,144	27,845	111,074	96,001

Income tax expense	(5,403)	(9,098)	(37,060)	(26,418)

Consolidated net income	10,741	18,747	74,014	69,583

Net (income) loss attributable to noncontrolling interest	(266)	162	(621)	(1,158)

Net income attributable to Mueller Industries, Inc.	$10,475	$18,909	$73,393	$68,425

Weighted average shares for basic earnings per share	37,878	37,710	37,779	37,657
Effect of dilutive stock-based awards	483	92	367	77

Adjusted weighted average shares for diluted earnings per share	38,361	37,802	38,146	37,734

Basic earnings per share	$0.28	$0.50	$1.94	$1.82

Diluted earnings per share	$0.27	$0.50	$1.92	$1.81

Dividends per share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

Index
MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	October 1, 2011	December 25, 2010
(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$448,853	$394,139
Accounts receivable, less allowance for doubtful accounts of $1,807 in 2011 and $5,447 in 2010	315,709	269,258
Inventories	214,868	209,892
Current deferred income taxes	19,303	19,227
Other current assets	34,063	19,798

Total current assets	1,032,796	912,314

Property, plant, and equipment, net	207,761	229,498
Goodwill	102,250	102,250
Other assets	16,103	14,934

Total assets	$1,358,910	$1,258,996

Liabilities
Current liabilities:
Current portion of debt	$52,827	$32,020
Accounts payable	65,743	67,849
Accrued wages and other employee costs	35,257	33,338
Other current liabilities	78,566	61,920

Total current liabilities	232,393	195,127

Long-term debt, less current portion	156,726	158,226
Pension liabilities	16,545	18,249
Postretirement benefits other than pensions	23,104	22,690
Environmental reserves	23,111	23,902
Deferred income taxes	19,788	24,081
Other noncurrent liabilities	2,187	824

Total liabilities	473,854	443,099

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 40,091,502; outstanding 38,221,076 in 2011 and 37,854,760 in 2010	401	401
Additional paid-in capital	265,830	263,233
Retained earnings	673,276	611,279
Accumulated other comprehensive loss	(38,714)	(37,046)
Treasury common stock, at cost	(44,604)	(49,131)

Total Mueller Industries, Inc. stockholders' equity	856,189	788,736
Noncontrolling interest	28,867	27,161

Total equity	885,056	815,897

Commitments and contingencies	—	—

Total liabilities and equity	$1,358,910	$1,258,996

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	October 1, 2011	September 25, 2010
(In thousands)

Cash flows from operating activities
Consolidated net income	$74,014	$69,583
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	27,844	30,550
Stock-based compensation expense	2,583	2,185
Insurance settlement	—	(21,284)
Insurance proceeds – noncapital related	10,000	5,561
(Gain) loss on disposal of properties	(99)	252
Deferred income taxes	(2,785)	(8,386)
Income tax benefit from exercise of stock options	(867)	(89)
Changes in assets and liabilities, net of businesses acquired:
Receivables	(38,480)	(50,810)
Inventories	(10,432)	2,800
Other assets	(9,263)	6,158
Current liabilities	13,703	21,562
Other liabilities	1,907	2,839
Other, net	759	(225)

Net cash provided by operating activities	68,884	60,696

Cash flows from investing activities
Capital expenditures	(13,128)	(14,210)
Acquisition of businesses	(6,882)	(2,021)
Insurance proceeds for property and equipment	—	17,703
Net (deposits into) withdrawals from restricted cash balances	(5,120)	1,649
Proceeds from sales of properties	1,745	26

Net cash (used in) provided by investing activities	(23,385)	3,147

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(11,345)	(11,300)
Debt issuance cost	(1,942)	—
Issuance (repayment) of debt by joint venture, net	19,316	(1,097)
Acquisition of treasury stock	(8,211)	(85)
Issuance of shares under stock-based incentive plans from treasury	11,885	2,463
Repayments of long-term debt	(1,902)	—
Income tax benefit from exercise of stock options	867	89

Net cash provided by (used in) financing activities	8,668	(9,930)

Effect of exchange rate changes on cash	547	202

Increase in cash and cash equivalents	54,714	54,115
Cash and cash equivalents at the beginning of the period	394,139	346,001

Cash and cash equivalents at the end of the period	$448,853	$400,116

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

Environmental Matters

The Company is subject to environmental standards imposed by federal, state, local, and foreign environmental laws and regulations.  Environmental costs related to non-operating properties are classified as a component of other income (expense), net and costs related to operating properties are classified as cost of goods sold.  Environmental reserves totaled $23.1 million at October 1, 2011 and $23.9 million at December 25, 2010.

The following is an update of recent developments for ongoing environmental matters:

Operating Properties

On April 25, 2011, the Company received approval from the Michigan Department of Environmental Quality (MDEQ) notifying it that the actions contained in the Company’s proposed Conceptual Interim Response Plan dated April 4, 2011, in respect of the soil remediation at the Belding site, are acceptable for implementation.  Soil sampling of 47 residential properties near that plant has identified 16 properties with lead levels above the Michigan residential clean-up standards.  The remediation is expected to be complete in the fourth quarter.  The Company does not anticipate any material adverse effect on its financial position, results of operations, or cash flows as a result of this remediation.

The Company has negotiated a draft administrative consent order (ACO) with the MDEQ to resolve a violation notice from the MDEQ dated December 28, 2009, alleging that the Company exceeded emission limits for lead, particulate matter and hydrogen chloride at the West Chip Dryer.  Additional controls were subsequently installed to ensure consistent compliance with the air permits.  Under the draft ACO, which is currently undergoing public review and comment, the Company does not admit violations and does not anticipate any material adverse effect on its financial position, results of operations, or cash flows.

Index

Non-operating properties:

There have been no material changes with respect to environmental matters for non-operating properties during the third quarter of 2011.

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

On December 28, 2010, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2009, through October 31, 2010, period of review.  The DOC selected Mueller Comercial as a respondent for this period of review.  In August 2011, the DOC issued a preliminary determination to rescind the review based on a finding that Mueller Comercial did not ship subject merchandise to the United States during the relevant period of review.  By the end of the year, the DOC is expected to issue a final determination which, if the result mirrors the preliminary determination, would result in zero antidumping liability for the Company and its subsidiaries for imports made during the period of review.  Until the final determination is issued, however, the Company cannot estimate the impact, if any, that this matter will have on its financial position, results of operations, or cash flows.

Other

During the third quarter of 2011, a portion of the Company’s Wynne, Arkansas, manufacturing operation was damaged by fire.  There were no reported injuries.  Certain inventories, production equipment, and portions of building structures were extensively damaged requiring further assessment which is underway; rehabilitation alternatives are also being evaluated.  The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance subject to customary deductibles.  As a result of the fire, the Company reclassified $9.4 million representing the book value of inventories prior to potential scrap recoveries and $9.4 million representing the net book value of certain production equipment and building structures that were damaged.  The Company also recorded a receivable of $0.2 million for clean-up and other out of pocket costs incurred to date.  Any proceeds received for property damage in excess of the net book value of the related property will be recognized upon settlement of the insurance claim.  The Company has received an advance of $10.0 million from the insurance company for this claim resulting in a net receivable of $9.0 million, classified as accounts receivable on the Condensed Consolidated Balance Sheet at October 1, 2011.    The Company has deferred recognition of direct, identifiable costs associated with this matter.  These costs will be recognized upon settlement of the insurance claim.

Index

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the Company’s guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s line of credit facility.  The maximum payments that the Company could have been required to make under its guarantees at October 1, 2011, was $11.4 million.

Note 3 – Insurance Settlement

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

The Company received $23.3 million of proceeds from its insurer in 2010 with the final settlement.  Of the $23.3 million proceeds received in 2010, $17.7 million was classified as investing activities in the Condensed Consolidated Statements of Cash Flows representing the estimated amount of proceeds received for damaged building structures and equipment.  All other receipts were classified as operating activities as they reflect the estimated amounts received for business interruption insurance and reimbursement of incremental cleaning and other noncapital costs.

Note 4 – Inventories

	October 1, 2011	December 25, 2010
(In thousands)

Raw materials and supplies	$2,998	$47,737
Work-in-process	56,793	34,784
Finished goods	166,863	131,921
Valuation reserves	(11,786)	(4,550)

Inventories	$214,868	$209,892

The material component of the Company’s U.S. copper tube and copper fittings inventories is valued on a last-in, first-out (LIFO) basis.  These inventories were net of LIFO reserves of $118.2 million and $105.6 million at October 1, 2011 and December 25, 2010, respectively.  The Company has partially liquidated inventories valued using the LIFO method during the first nine months of 2011.  The Company expects to replenish these inventories by the end of 2011 and, as such, has not recognized the effects of liquidating LIFO layers.  In the event these inventories are not replenished, due to lack of availability or operational reasons, the Company would recognize a reduction to cost of goods sold of approximately $18.7 million from the liquidation of LIFO layers based on quarter-end quantities.

Additionally, as of October 1, 2011, the Company has recorded a pre-tax provision of approximately $6.8 million, or 12 cents per diluted share after tax, to write-down certain inventories valued using the first-in, first-out and average cost methods to lower-of-cost-or-market.

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

Index

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

Summarized segment information is as follows:

	For the Quarter Ended October 1, 2011
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total
(In thousands)

Net sales	$325,776	$266,560	$(6,527)	$585,809

Cost of goods sold	285,242	245,223	(6,481)	523,984
Depreciation and amortization	4,859	3,519	338	8,716
Selling, general, and administrative expense	21,791	5,646	6,808	34,245

Operating income	$13,884	$12,172	$(7,192)	18,864

Interest expense				(2,822)
Other income, net				102

Income before income taxes				$16,144

Index

Segment information (continued):

	For the Quarter Ended September 25, 2010
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total
(In thousands)

Net sales	$282,735	$228,981	$(4,476)	$507,240

Cost of goods sold	245,013	196,894	(4,310)	437,597
Depreciation and amortization	6,082	3,594	258	9,934
Selling, general, and administrative expense	20,117	5,499	3,194	28,810
Insurance settlement	12	—	—	12

Operating income	$11,511	$22,994	$(3,618)	30,887

Interest expense				(3,072)
Other income, net				30

Income before income taxes				$27,845

	For the Nine Months Ended October 1, 2011
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total
(In thousands)

Net sales	$1,053,434	$899,982	$(27,003)	$1,926,413

Cost of goods sold	904,470	809,959	(26,694)	1,687,735
Depreciation and amortization	16,042	10,590	949	27,581
Selling, general, and administrative expense	64,565	18,799	19,580	102,944
Litigation settlement	—	—	(10,500)	(10,500)

Operating income	$68,357	$60,634	$(10,338)	118,653

Interest expense				(9,004)
Other income, net				1,425

Income before income taxes				$111,074

Index

Segment information (continued):

	For the Nine Months Ended September 25, 2010
	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total
(In thousands)

Net sales	$825,114	$718,965	$(11,183)	$1,532,896

Cost of goods sold	695,987	631,988	(10,685)	1,317,290
Depreciation and amortization	18,895	10,700	777	30,372
Selling, general, and administrative expense	59,806	20,220	19,575	99,601
Insurance settlement	(21,284)	—	—	(21,284)

Operating income	$71,710	$56,057	$(20,850)	106,917

Interest expense				(8,568)
Other expense, net				(2,348)

Income before income taxes				$96,001

Note 6 – Comprehensive Income

Comprehensive income is as follows:

	For the Quarter Ended		For the Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
(In thousands)

Consolidated net income	$10,741	$18,747	$74,014	$69,583

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(6,389)	5,801	1,859	567
Net change with respect to derivative instruments and hedging activities	(3,176)	333	(3,409)	143
Other, net	535	(217)	967	1,545

Total other comprehensive (loss) income	(9,030)	5,917	(583)	2,255

Comprehensive income	1,711	24,664	73,431	71,838
Comprehensive income attributable to noncontrolling interest	(737)	(34)	(1,706)	(1,309)

Comprehensive income attributable to Mueller Industries, Inc.	$974	$24,630	$71,725	$70,529

The change in foreign currency translation primarily relates to the Company’s investment in foreign subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar.  During the third quarter of 2011, the values of the British pound sterling and Mexican peso decreased approximately 3.1 percent and 12.9 percent, respectively, relative to the U.S. dollar.

Index

Note 7 – Debt

On March 7, 2011, the Company entered into a Credit Agreement (Credit Facility) with a syndicate of banks establishing a $350 million revolving credit facility, which matures March 7, 2016.  The Credit Facility contains similar provisions and replaces the Company’s prior credit agreement dated December 1, 2006.

On July 29, 2011, Mueller-Xingrong entered into a credit facility with a syndicate of four banks establishing a secured RMB 350 million, or approximately $54.4 million, revolving credit facility with a maturity date of July 28, 2012.

Note 8 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
(In thousands)

Pension benefits:
Service cost	$230	$149	$691	$447
Interest cost	2,343	2,206	7,028	6,617
Expected return on plan assets	(2,786)	(2,706)	(8,357)	(8,119)
Amortization of prior service cost	1	74	2	221
Amortization of net loss	587	452	1,760	1,357

Net periodic benefit cost	$375	$175	$1,124	$523

Other benefits:
Service cost	$75	$68	$226	$202
Interest cost	309	318	928	953
Amortization of prior service cost	(1)	1	(2)	2
Amortization of net loss	(2)	39	(8)	117

Net periodic benefit cost	$381	$426	$1,144	$1,274

The Company anticipates contributing to its pension plans approximately $1.5 million for 2011.  During the first nine months of 2011, the Company made contributions of approximately $1.2 million to certain pension plans.

Index

Note 9 – Income Taxes

The Company’s effective tax rate for the third quarter of 2011 was 33 percent compared with 33 percent for the same period last year.  The Company’s effective tax rate for the first nine months of 2011 was 33 percent compared with 28 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first nine months were reductions related to: (i) the effect of foreign tax rates lower than statutory tax rates and other foreign items of $0.6 million; (ii) unrecognized tax benefits of $1.9 million; and (iii) the U.S. production activities deduction of $3.0 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $3.7 million.

Due to ongoing federal and state income tax audits and potential lapses of the statutes of limitations in various taxing jurisdictions, it is reasonably possible that unrecognized tax benefits may decrease in the next twelve months by up to $3.8 million.  Total unrecognized tax benefits including derecognized deferred tax assets at the end of the third quarter were $7.3 million, without consideration of any applicable federal benefit, including $0.3 million of accrued interest and penalties.  Of the $7.3 million, up to $4.5 million could impact the effective tax rate, if recognized.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions.  The statute of limitations is open for the Company’s federal tax return and most state income tax returns for 2008 and all subsequent years.  The statutes of limitations for certain state and foreign returns are open for earlier tax years due to ongoing audits and differing statute periods.  While the Company believes that it is adequately reserved for possible future audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

Note 10 – Derivative Instruments and Hedging Activities

Cash Flow Hedges

Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  The Company occasionally enters into forward fixed-price arrangements with certain customers; the risk of these arrangements is generally managed with commodity futures contracts.  The Company accounts for these futures contracts in accordance with ASC 815, Derivatives and Hedging (ASC 815).  These futures contracts have been designated as cash flow hedges.  The fair value of open futures contracts are recognized as a component of accumulated other comprehensive income until the position is closed which corresponds to the period when the related hedged transaction is recognized in earnings.  Should these contracts no longer meet hedge criteria in accordance with ASC 815, either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge would be immediately reclassified from accumulated other comprehensive income into earnings.  In the next twelve months, the Company will reclassify into earnings realized gains or losses of cash flow hedges; at October 1, 2011, the net fair value of these contracts was a $4.4 million loss position.

At October 1, 2011, the Company held open futures contracts to purchase approximately $28.4 million of copper over the next twelve months related to fixed price sales orders.  The fair value of those futures contracts was a $4.5 million loss position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820)).

Index

Derivative instruments designated as cash flow hedges under ASC 815 are reflected in the Condensed Consolidated Financial Statements as follows:

	October 1, 2011
	Location		Fair value
(In thousands)

Commodity contracts	Other current liability:	Gain positions	$20
	Other current liability:	Loss positions	$(4,501)

	December 25, 2010
	Location		Fair value
(In thousands)

Commodity contracts	Other current assets:	Gain positions	$891

The following tables summarize activities related to the Company’s derivative instruments, classified as cash flow hedges in accordance with ASC 815:

	(Loss) Gain Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Quarter Ended		For the Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
(In thousands)

Commodity contracts (1)	$(2,386)	$402	$(1,593)	$870

(1) Includes $88 thousand attributable to noncontrolling interest for the nine months ended September 25, 2010.

	(Gain) Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
	For the Quarter Ended		For the Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
(In thousands)

Commodity contracts:
Cost of goods sold	$(790)	$(69)	$(1,816)	$(727)

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

Index

At October 1, 2011, the Company held open futures contracts to sell approximately $17.8 million of copper over the next three months related to inventory.  The fair value of those futures contracts was a $1.8 million gain position and is recorded as an other current asset.  The fair value was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820).

The following tables summarize the gains (losses) on the Company's fair value hedges:

	Gains (Losses) on Fair Value Hedges for the Three Months Ended October 1, 2011
	Location	Amount
(In thousands)

Gain on the derivatives in designated and qualifying fair value hedges:
Commodity Contracts	Cost of goods sold	$8,424

(Loss) on the hedged item in designated and qualifying fair value hedges:
Inventory	Cost of goods sold	$(7,915)

	Gains (Losses) on Fair Value Hedges for the Nine Months Ended October 1, 2011
	Location	Amount
(In thousands)

Gain on the derivatives in designated and qualifying fair value hedges:
Commodity Contracts	Cost of goods sold	$5,164

(Loss) on the hedged item in designated and qualifying fair value hedges:
Inventory	Cost of goods sold	$(4,987)

The Company enters into futures contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open cash flow and fair value hedge contracts through October 1, 2011, was not material to the Condensed Consolidated Statements of Income.

The Company does not offset fair value of amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At October 1, 2011, the Company had recorded restricted cash of $2.7 million related to open futures contracts.

Note 11 – Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.  Primarily using market yields, the fair value of the Company’s debt instruments were estimated to be $208.1 million and $189.9 million at October 1, 2011, and December 25, 2010, respectively.  Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument (Level 2 hierarchy as defined by ASC 820).

Index

Note 12 – Acquisitions

On December 28, 2010, the Company purchased certain assets of Tube Forming, L.P. (TFI).  TFI primarily serves the heating, ventilation, and air-conditioning market in North America.  The acquired assets include inventories, production equipment as well as factory leaseholds.  TFI has operations in Carrollton, Texas, and Guadalupe, Mexico, where it produces precision copper return bends and crossovers, and custom-made tube components and brazed assemblies, including manifolds and headers.  TFI's estimated net sales for 2010 were approximately $35 million.  Mueller paid approximately $6.9 million for the assets, which was funded with existing cash on hand.  The acquisition of TFI expands the Company’s product offering within the OEM segment.

On August 6, 2010, the Company purchased certain assets from Linesets, Inc., a manufacturer of assembled line sets with operations in Phoenix, Arizona, and Atlanta, Georgia.  This acquisition expands the Company’s current line sets business, a part of the Plumbing & Refrigeration segment.  The purchase price of approximately $2.1 million was allocated primarily to inventory and machinery and equipment.

The acquisitions were accounted for using the purchase method of accounting.  Therefore, the results of operations of the acquired businesses were included in the Company’s Condensed Consolidated Financial Statements since the date of acquisition.

Note 13 – Recently Issued Accounting Standards

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASU’s.  ASU’s not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s Condensed Consolidated Financial Statements.

In September 2011, the FASB issued an ASU that amends the accounting guidance on goodwill impairment testing.  The amendments provide an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this ASU will not have an impact on the results of operation or financial position of the Company.

In September 2011, the FASB issued an ASU that requires employers that participate in multiemployer pension plans or other postretirement benefit plans to provide additional quantitative and qualitative disclosures.  The amended disclosures provide users with more detailed information about an employer's involvement in multiemployer plans.  This ASU is effective for fiscal years ending after December 15, 2011.  The adoption of this ASU will not have an impact on the results of operation or financial position of the Company.

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

Index

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

The majority of the Company’s manufacturing facilities operated below capacity during 2010 and the first nine months of 2011 due to the reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  The U.S. housing and residential construction market continues to be adversely affected during the present economic downturn.  Per the U.S. Census Bureau, actual housing starts in the U.S. were 460 thousand for the first nine months of 2011 compared to 467 thousand for the same period of 2010.  The September 2011 seasonally adjusted annual rate of new housing starts was 658 thousand, which is an increase of 10.2 percent above the September 2010 rate of 597 thousand; however, the 2011 rate remains significantly below historical levels.  Mortgage rates have remained at low levels during 2011 and 2010, as the average 30-year fixed mortgage rate was 4.61 percent for the first nine months of 2011 and 5.08 percent for the twelve months ended December 2010.  Commercial construction has also remained at historically low levels.  According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $273.1 billion in August 2011, significantly less than the activity levels during 2007 and 2008 prior to the economic downturn.  Business conditions in the U.S. automotive industry have also been difficult in the economic downturn, which affected the demand for various products in the Company’s OEM segment; however, some improvements have recently occurred.  All of these conditions have significantly affected the demand for virtually all of the Company’s core products.

Residential construction activity is still at historical lows and the near-term outlook subdued due to continuing high rates of unemployment, the impact of mounting foreclosures, and the tightening of lending terms.  The private non-residential construction sector, which includes offices, industrial and retail projects, continues to experience high vacancy rates.

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

Results of Operations

Third Quarter 2011 compared with Third Quarter 2010

During the third quarter of 2011, the Company’s net sales were $585.8 million, which compares with net sales of $507.2 million over the same period of 2010.  The increase was primarily attributable to increased selling prices, which are a result of the increase in base metal prices, primarily copper, offset by lower unit sales volume.  Of the $78.6 million increase in net sales, approximately $93.2 million was due to higher net selling prices, which was offset by approximately $27.6 million attributable to lower unit volume in the Company’s core product lines.  Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The Comex average copper price in the third quarter of 2011 was approximately $4.07 per pound, or 23 percent higher than the 2010 average of $3.30 per pound.  However, as of the end of the third quarter, the Comex close price of copper was $3.15 per pound.

Cost of goods sold was $524.0 million in the third quarter of 2011 compared with $437.6 million in the same period of 2010.  This increase was due primarily to the increase in the price of copper, the Company’s principal raw material.  During the quarter ended October 1, 2011, the Company recorded provisions of approximately $6.8 million to write-down certain inventories valued using the first-in, first-out (FIFO) and average cost methods to lower-of-cost-or-market.

Depreciation and amortization declined from $9.9 million in 2010 to $8.7 million in 2011.  The reduction is due to certain assets becoming fully depreciated.  Selling, general, and administrative expenses increased to $34.2 million in the third quarter of 2011; this $5.4 million increase was primarily due to increased employment cost including incentive compensation of $2.7 million and foreign currency transaction losses of $1.2 million.

 Interest expense decreased to $2.8 million in the third quarter of 2011 from $3.1 million for the same period in 2010.  This decrease was related to Mueller–Xingrong. The Company’s effective tax rate was 33 percent for the third quarter of 2011 and 2010.

Index

Plumbing & Refrigeration Segment

Third quarter net sales by the Plumbing & Refrigeration segment increased 15 percent to $325.8 million in 2011 from $282.7 million in 2010.  This increase was due to higher selling prices resulting from higher average cost of raw materials, offset by 5.1 percent lower unit sales volume.  Of the $43.1 million increase in net sales, approximately $47.8 million was due to higher net selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings, partially offset by a decrease of $11.6 million related to lower unit volume.  Cost of goods sold increased from $245.0 million in the third quarter of 2010 to $285.2 million in the same period of 2011, which was also due to higher raw material prices, primarily copper.  During the quarter ended October 1, 2011, the Company recorded provisions of approximately $3.5 million to write-down certain inventories valued using the FIFO and average cost methods to lower-of-cost-or-market.   Depreciation and amortization in the third quarter decreased from $6.1 million in 2010 to $4.9 million in 2011 resulting from certain assets being fully depreciated.  Selling, general, and administrative expenses increased from $20.1 million in the third quarter of 2010 to $21.8 million in the third quarter of 2011.  The $1.7 million increase is primarily due to increased employment costs including incentive compensation of $1.7 million and foreign currency transaction losses of $1.3 million offset by reduced professional fees of $1.7 million.  Operating income for the segment increased $2.4 million in the third quarter of 2011 over the third quarter of 2010.  This increase was due primarily to increased spreads for 2011 in core products especially copper tube.

OEM Segment

The OEM segment’s third quarter net sales were $266.6 million in 2011 compared with $229.0 million in 2010.  The increase was due primarily to higher net selling prices resulting from higher average cost of raw materials, offset by 8.1 percent lower unit sales volume.  Of the $37.6 million increase in net sales, approximately $45.4 million was attributable to higher net selling prices in the segment’s core product lines of brass rod, forgings, impacts, and commercial tube, partially offset by a decrease of $16.0 million related to lower unit volume.  Cost of goods sold increased to $245.2 million in the third quarter of 2011 from $196.9 million in the same period of 2010, which was primarily due to the increase in cost of raw materials.  During the quarter ended October 1, 2011, the Company recorded provisions of approximately $3.3 million to write-down certain inventories valued using the FIFO and average cost methods to lower-of-cost-or-market.    Depreciation and amortization remained relatively consistent for both quarters.  Selling, general, and administrative expenses were $5.6 million in the third quarter of 2011 and $5.5 million in the third quarter of 2010.  Operating income decreased from $23.0 million in the third quarter of 2010 to $12.2 million in the same period of 2011, due primarily to lower spreads for 2011 in core products, primarily brass rod.

Nine Months Ended October 1, 2011, compared with Nine Months Ended September 25, 2010

During the nine months ended October 1, 2011, the Company’s net sales were $1.93 billion, which compares with net sales of $1.53 billion over the same period of 2010.  The increase was primarily attributable to increased selling prices, which are a result of the increase in base metal prices, primarily copper and higher unit sales volume in most of the Company’s core product lines.  Of the $393.5 million increase in net sales, approximately $284.9 million was due to higher net selling prices in the Company’s core product lines and approximately $48.4 million was attributable to higher unit volume in the Company’s core product lines.  The Comex average copper price in the first nine months of 2011 was approximately $4.20 per pound, or 28 percent higher than the 2010 average of $3.26 per pound.  However, the as of the end of the current period the Comex close price of copper was $3.15 per pound.

Cost of goods sold was $1.69 billion in the first nine months of 2011 compared with $1.32 billion in the same period of 2010.  The year-over-year increase was due primarily to the increase in the cost of copper, the Company’s principal raw material, and increased sales volume in core product lines.  During the nine months ended October 1, 2011, the Company recorded provisions of approximately $6.8 million to write-down certain inventories valued using the FIFO and average cost methods to lower-of-cost-or-market.

Index

Depreciation and amortization declined from $30.4 million in the first nine months of 2010 to $27.6 million in 2011.  This reduction is due to certain assets becoming fully depreciated.  Selling, general, and administrative expenses increased to $102.9 million in the first nine months of 2011 from $99.6 million in 2010; this $3.3 million increase was primarily due to increased compensation expense including incentive compensation of approximately $7.7 million offset by a decrease in bad debt expense of $4.4 million.

During the nine months ended October 1, 2011, the Company recorded a gain of $10.5 million upon receipt of payment related to the December 10, 2010, settlement of a lawsuit against Peter D. Berkman, Jeffrey A. Berkman, and Homewerks Worldwide LLC.  During the nine months ended September 25, 2010, the Company settled the insurance claim related to a fire at the U.K. copper tube facility, resulting in a cumulative net gain of $21.3 million.

Interest expense increased to $9.0 million for the nine months ended October 1, 2011, from $8.6 million for the same period in 2010.  This increase was due to increased borrowings by Mueller–Xingrong to fund operations.  Other income (expense), net was income of $1.4 million in the first nine months of 2011 compared with expense of $2.3 million for the same period in 2010.  This fluctuation was primarily due to environmental provisions in the first nine months of 2010 that pertained to non-operating properties.

The Company’s effective tax rate for the first nine months of 2011 was 33 percent compared with 28 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first nine months were reductions related to: (i) the effect of foreign tax rates lower than statutory tax rates and other foreign items of $0.6 million; (ii) unrecognized tax benefits of $1.9 million; and (iii) the U.S. production activities deduction of $3.0 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $3.7 million.

Plumbing & Refrigeration Segment

Net sales by the Plumbing & Refrigeration segment increased 27 percent to $1.05 billion in the nine months ended October 1, 2011, from $825.1 million in 2010.  This increase was due to higher selling prices resulting from higher average prices of raw materials and from higher unit sales volume resulting from increased demand in the majority of the segment’s core product lines.  Of the $228.3 million increase in net sales, approximately $165.7 million was due to higher net selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings and approximately $33.6 million was attributable to higher unit volume.  Cost of goods sold increased from $696.0 million in the first nine months of 2010 to $904.5 million in the same period of 2011, which was also due to increasing raw material costs, primarily copper and to higher sales volume.  During the nine months ended October 1, 2011, the Company recorded provisions of approximately $3.5 million to write-down certain inventories valued using the FIFO and average cost methods to lower-of-cost-or-market.  Depreciation and amortization in the first nine months of 2011 decreased from $18.9 million in 2010 to $16.0 million in 2011 resulting from certain assets being fully depreciated.  Selling, general, and administrative expenses increased $4.8 million primarily due to increased compensation including incentive compensation of $3.9 million and foreign currency transaction losses of $875 thousand.  Operating income for the segment decreased to $68.4 million in the first nine months of 2011 from $71.7 million in the first nine months of 2010.  This decrease was due to the insurance settlement recognized in 2010 partially offset by higher sales volume in the segment’s core product lines, increased spreads in core products especially in copper tube and fittings, and improved per unit conversion costs in a majority of the segment’s product lines resulting primarily from increased production activities.

Index

OEM Segment

The OEM segment’s net sales were $900.0 million in the nine months ended October 1, 2011, compared with $719.0 million in 2010.  The increase was due primarily to higher net selling prices resulting from higher average cost of raw materials and higher sales volume.  Of the $181.0 million increase in net sales, approximately $119.2 million was attributable to higher net selling prices in the segment’s core product lines of brass rod, forgings, impacts, and commercial tube and approximately $14.7 million was due to higher unit volume.  Cost of goods sold increased to $810.0 million in the first nine months of 2011 from $632.0 million in the same period of 2010, which was also due to the increase in average cost of raw materials and increases in sales volume.  During the nine months ended October 1, 2011, the Company recorded provisions of approximately $3.3 million to write-down certain inventories valued using the FIFO and average cost methods to lower-of-cost-or-market.  Depreciation and amortization remained relatively consistent.  Selling, general, and administrative expenses were $18.8 million in the first nine months of 2011 compared with $20.2 million in the first nine months of 2010.  The $1.4 million decrease was due primarily to decreased bad debt expense of $3.8 million partially offset by increased compensation and related employment costs of $1.7 million.  Operating income increased from $56.1 million in the first nine months of 2010 to $60.6 million in the same period of 2011, due primarily to higher sales volume and lower selling, general, and administrative expenses.

Liquidity and Capital Resources

Cash provided by operating activities during the nine months ended October 1, 2011, totaled $68.9 million, which was primarily attributable to net income of $74.0 million plus depreciation and amortization of $27.8 million, insurance proceeds of $10.0 million related to the 2011 fire at the Wynne, Arkansas, facility and a $13.7 million increase in current liabilities. These cash increases were partially offset by increased receivables of $38.5 million, increased other assets of $9.3 million, and increased inventories of $10.4 million.  The increases in receivables, inventories, other assets, and current liabilities primarily resulted from the increased cost of raw materials, moderate unit sales increases in certain businesses during the first nine months of 2011, and the recognition of a net receivable related to the September 2011 fire at the Company’s Wynne, Arkansas, manufacturing facility.  Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.  During the first nine months of 2011, the average Comex copper price was approximately $4.20 per pound, which represents a 28 percent increase over the average price during the first nine months of 2010.  This increase in the price of cathode has also resulted in sharp increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.

During the first nine months of 2011, cash used in investing activities totaled $23.4 million.  The major components of net cash used in investing activities included $13.1 million used for capital expenditures, deposits of $5.1 million into restricted cash balances as a result of hedging activities, and $6.9 million used for the acquisition of TFI.

Net cash provided by financing activities totaled $8.7 million, which consists primarily of $19.3 million received from the issuance of debt by Mueller-Xingrong and $11.9 million received from the issuance of shares under stock-based incentive plans from treasury, partially offset by $8.2 million for the acquisition of treasury stock and $11.3 million used for payment of regular quarterly dividends to stockholders of the Company.

The Company has significant environmental remediation obligations.  The performance of these obligations is expected to occur over a minimum of 20 years.  Cash used for environmental remediation activities was approximately $778 thousand during the first nine months of 2011.  In addition, the Company paid the remaining $2.25 million of a $2.5 million settlement during the first nine months of 2011 related to the Eureka Mills Site.  The Company expects to spend approximately $0.9 million for the remainder of 2011 for ongoing environmental remediation activities.  The timing of a potential payment for a $9.5 million settlement offer has not yet been determined.

Index

On March 7, 2011, the Company entered into a Credit Agreement, which provides for an unsecured $350 million revolving line of credit (Credit Facility) maturing on March 7, 2016.  The Credit Facility contains similar provisions and replaces the Company’s prior credit agreement dated December 1, 2006.  The Credit Facility backed approximately $11.4 million in letters of credit at the end of the quarter.  As of October 1, 2011, the Company’s total debt was $209.6 million or 19 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of October 1, 2011, the Company was in compliance with all of its debt covenants.

The Company declared and paid a regular quarterly cash dividend of ten cents per common share in the third quarter of 2011.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.  On November 1, 2011, the Company will pay approximately $4.4 million in interest on the Debentures that remain outstanding.

Management believes that cash provided by operations and currently available cash of $448.9 million will be adequate to meet the Company’s normal future capital expenditures and operational needs.  The Company’s current ratio was 4.4 to 1 at October 1, 2011.

The Company’s Board of Directors has extended, until October 2012, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through October 1, 2011, the Company had repurchased approximately 2.4 million shares under this authorization.  In addition, the Company may repurchase portions of its 6% Subordinated Debentures through open market transactions or through privately negotiated transactions.

There have been no significant changes in the Company’s contractual cash obligations reported at December 25, 2010.

Index

Non-GAAP Measurements

During the first quarter of 2011, the Company recognized a litigation settlement of $10.5 million (or 18 cents per diluted share after tax); during the third quarter of 2011, the Company recognized a lower-of-cost-or-market (LCM) reserve of $6.8 million (or 12 cents per diluted share after tax).  During the nine months ended September 25, 2010, the Company recognized an insurance settlement of $21.3 million (or 59 cents per diluted share after tax).  Earnings without the litigation settlement and lower-of-cost-or-market (LCM) reserve in 2011 and without the insurance settlement in 2010 is a measurement not derived in accordance with generally accepted accounting principles (GAAP).  Excluding the LCM reserve is useful as it assists in comparing our results to competitors. Excluding the litigation settlement and insurance settlement is useful as it measures the operating results that are the outcome of daily operating decisions made in the normal course of business. The LCM reserve resulted from the decrease in copper prices experienced near the end of the quarter, causing the Company to write-down approximately $6.8 million of certain inventories valued using the first-in, first-out and average cost methods to lower-of-cost-or-market. The litigation settlement resulted from the collection of proceeds from the lawsuit against Peter Berkman, Jeffrey Berkman, and Homewerks Worldwide LLC.  The insurance settlement resulted from the final settlement for losses claimed as a result of a fire at our U.K. subsidiary in November 2008, the results of which are not impacted by daily operations and are not expected to recur in future periods. Reconciliations of net income as reported to earnings without the litigation settlement, LCM reserve, and insurance settlement are as follows:

	For the Three Months Ended October 1, 2011
	As Reported	Impact of LCM Reserve	Pro forma Without LCM Reserve
(In thousands, except per share data)

Operating income	$18,864	$6,796	$25,660

Interest expense	(2,822)	—	(2,822)
Other income, net	102	—	102

Income before income taxes	16,144	6,796	22,940
Income tax expense	(5,403)	(2,379)	(7,782)

Consolidated net income	10,741	4,417	15,158

Net income attributable to noncontrolling interest	(266)	—	(266)

Net income attributable to Mueller Industries, Inc.	$10,475	$4,417	$14,892

Diluted earnings per share	$0.27	$0.12	$0.39

Index

Non-GAAP Measurements (continued)

	For the Nine Months Ended October 1, 2011
	As Reported	Impact of Litigation Settlement	Impact of LCM Reserve	Pro forma Without Litigation Settlement & LCM Reserve
(In thousands, except per share data)

Operating income	$118,653	$(10,500)	$6,796	$114,949

Interest expense	(9,004)	—	—	(9,004)
Other income, net	1,425	—	—	1,425

Income before income taxes	111,074	(10,500)	6,796	107,370
Income tax expense	(37,060)	3,675	(2,379)	(35,764)

Consolidated net income	74,014	(6,825)	4,417	71,606

Net income attributable to noncontrolling interest	(621)	—	—	(621)

Net income attributable to Mueller Industries, Inc.	$73,393	$(6,825)	$4,417	$70,985

Diluted earnings per share	$1.92	$(0.18)	$0.12	$1.86

	For the Nine Months Ended September 25, 2010
	As Reported	Impact of Insurance Settlement	Pro forma Without Insurance Settlement
(In thousands, except per share data)

Operating income	$106,917	$(21,284)	$85,633

Interest expense	(8,568)	—	(8,568)
Other expense, net	(2,348)	—	(2,348)

Income before income taxes	96,001	(21,284)	74,717
Income tax expense (A)	(26,418)	(1,090)	(27,508)

Consolidated net income	69,583	(22,374)	47,209

Net income attributable to noncontrolling interest	(1,158)	—	(1,158)

Net income attributable to Mueller Industries, Inc.	$68,425	$(22,374)	$46,051

Diluted earnings per share	$1.81	$(0.59)	$1.22

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with these fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At October 1, 2011, the Company held open futures contracts to purchase approximately $28.4 million of copper through September 2012 related to fixed-price sales orders and open futures contracts to sell approximately $17.8 million of copper through December 2011.

Futures contracts may also be used to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated other comprehensive income and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  At October 1, 2011, the Company held no material open futures contracts to purchase natural gas.

Interest Rates

At October 1, 2011, the Company had variable-rate debt outstanding of $61.4 million, the majority of which related to the debt issued by Mueller-Xingrong.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows.  The primary interest rate exposure on floating-rate debt is based on LIBOR and on the base-lending rate published by the People’s Bank of China.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are generally not material; however, the Company may utilize certain futures or forward contracts to hedge such transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders’ equity as a component of comprehensive income and reflected in earnings upon collection of receivables.  At October 1, 2011, the Company had open forward contracts with financial institutions to sell approximately 2.2 million Canadian dollars and 1.0 million Euros through December 2011.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of October 1, 2011.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of October 1, 2011, to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending October 1, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

General

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business.  Additionally, the Company may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Condensed Consolidated Financial Statements.

Index

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

On December 28, 2010, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2009, through October 31, 2010, period of review.  The DOC selected Mueller Comercial as a respondent for this period of review.  In August 2011, the DOC issued a preliminary determination to rescind the review based on a finding that Mueller Comercial did not ship subject merchandise to the United States during the relevant period of review.  By the end of the year, the DOC should issue a final determination which, if the result mirrors the preliminary determination, would result in zero antidumping liability for the Company and its subsidiaries for imports made during the period of review.  Until the final determination is issued, however, the Company cannot estimate the impact, if any, that this matter will have on its financial position, results of operations, or cash flows.

United States Department of Commerce and United States International Trade Commission Antidumping Investigations

On September 30, 2009, two subsidiaries of the Company, along with Cerro Flow Products, Inc. and KobeWieland Copper Products LLC (collectively, Petitioners), jointly filed antidumping petitions with the DOC and the U.S. International Trade Commission (ITC) alleging that imports of seamless refined copper pipe and tube from China and Mexico (subject imports) were being sold at less than fair value and were causing material injury (and threatening material injury) to the domestic industry.  On October 1, 2010, the DOC published its final affirmative determinations, finding antidumping rates from 24.89 percent to 27.16 percent for Mexico (as amended), and from 11.25 percent to 60.85 percent for China.

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

On December 22, 2010, certain Mexican parties requested panel reviews under the North American Free Trade Agreement (NAFTA) in order to appeal the ITC final determination as to Mexico.  The NAFTA panel has not yet been constituted, and at this time, the Company is unable to know the final disposition of that appeal.

On July 7, 2011, the U.S. Department of Commerce initiated a new shipper review of certain entries from a Mexican producer of copper tube, GD Affiliates S.de R.L. de C.V., in order to establish a company-specific dumping assessment for this company.  The review is expected to be completed sometime in 2012.  At this time, the Company is unable to know the final disposition of the review.

Index

Supplier Litigation

On May 6, 2011, the Company and two of its subsidiaries, Mueller Streamline Co. (Mueller Streamline) and B&K Industries, Inc. (B&K), filed a lawsuit in federal district court in Los Angeles, California against a former supplier, Xiamen Lota International Co., Ltd (Xiamen Lota), its U.S. sales representative (Lota USA), and certain other persons.  The lawsuit alleges that the defendants gave Peter D. Berkman, a former executive of the Company and B&K, an undisclosed interest in Lota USA, and made payments and promises of payment to him, in return for Peter Berkman maintaining the Company as a customer, increasing purchasing levels, and acquiescing to excessive pricing for Xiamen Lota products.  The lawsuit alleges violations of 18 U.S.C. §§ 1962(c) and (d) and state law unfair competition.  The lawsuit seeks compensatory, treble and punitive damages, and other appropriate relief.  On July 1, 2011, Lota USA filed a motion to dismiss the complaint for failure to state a claim, and Xiamen Lota filed a motion to dismiss the complaint for insufficient service.  On August 18, 2011, Lota USA filed a motion to disqualify the Company’s counsel.  All three motions are currently pending and have not been ruled on by the Court.  The Company does not anticipate any material adverse effect on its business or financial condition as a result of this litigation.

On August 2, 2011, a former supplier, Xiamen Lota, and Lota Corp. filed suit in federal district court in Memphis, Tennessee against Mueller Industries, Inc. and Mueller Streamline (collectively Mueller).  The lawsuit alleges that Plaintiffs are owed money for plumbing products supplied to or manufactured for Defendants.  The lawsuit alleges breach of contract and unjust enrichment.  The lawsuit seeks compensatory damages, interest, and other appropriate relief.  On September 19, 2011, Defendants filed a motion to dismiss or transfer the complaint for improper venue.  The Company does not anticipate any material adverse effect on its financial position, results of operations, or cash flows as a result of this litigation.

On September 30, 2011, a lawsuit was filed in federal district court in Chicago, Illinois, against B&K, by a former supplier, Xiamen Lota, and two of its employees, Yongqiang He (He) and Chuanbao Zhu (Zhu). The lawsuit alleges that B&K failed to name He as an inventor on three United States patents, U.S. patent nos. 6,880,573 ('573 Patent), 7,140,390 ('390 Patent), and 7,549,444 ('444 Patent) awarded to employees of B&K, and subsequently assigned to B&K. The '573 Patent, '390 Patent and '573 Patent pertain to frost-free valve assemblies sold by B&K. The lawsuit also alleges that B&K failed to name Zhu as an inventor on the '390 Patent. According to the complaint, He and Zhu have assigned any rights they might have in the three patents to Xiamen Lota.  The claims in the lawsuit include correction of inventorship (Counts I - VI), unjust enrichment (Count VII), and tortious interference with prospective economic advantage (Count VIII), and seek unspecified damages from B&K.  An initial response to the complaint is due on or before November 21, 2011.  The Company does not anticipate any material adverse effect on its financial position, results of operations, or cash flows as a result of this litigation.

Index

Environmental Matters

Operating properties:

Belding, Michigan Lead Matters

On April 25, 2011, the Company received approval from the Michigan Department of Environmental Quality (MDEQ) notifying it that the actions contained in the Company’s proposed Conceptual Interim Response Plan dated April 4, 2011, in respect of the soil remediation at the Belding site, are acceptable for implementation.  Soil sampling of 47 residential properties near that plant has identified 16 properties with lead levels above the Michigan residential clean-up standards.  The remediation is expected to be complete in the fourth quarter.  The Company does not anticipate any material adverse effect on its financial position, results of operations, or cash flows as a result of this remediation.  The Company has put a prior owner on notice that it will seek indemnification for a portion of the costs.

The Company has negotiated a draft administrative consent order (ACO) with the MDEQ to resolve a violation notice from the MDEQ dated December 28, 2009, alleging that the Company exceeded emission limits for lead, particulate matter and hydrogen chloride at the West Chip Dryer.  Additional controls were subsequently installed to insure consistent compliance with the air permits.  Under the draft ACO, which is currently undergoing public review and comment, the Company does not admit violations and does not anticipate any material adverse effect on its financial position, results of operations, or cash flows.

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

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2012, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through October 1, 2011, the Company had repurchased approximately 2.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended October 1, 2011.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

					7,647,030	(1)

July 3 – July 30, 2011	57,750	(2)	$41.86	—

July 31 – August 27, 2011	56,615	(2)	40.15	—

August 28 – October 1, 2011	59,575	(2)	46.62	—

(1) Shares available to be purchased under the Company's ten million share repurchase authorization until October 2012. The extension of the authorization was announced on October 27, 2011.

(2) Shares tendered to the Company by employee stock option holders in payment of the option purchase price and/or withholding taxes upon exercise.

Index

Item 6. Exhibits

10.1	Amendment No. 1 to Credit Agreement among the Company (as borrower), Bank of America, N.A. (as agent), and certain lenders named therein dated August 12, 2011.

10.2	Letter Agreement dated September 2, 2011 by and between Mueller Industries, Inc. and Leucadia National Corporation (incorporated by reference to Form 8-K filed by the Company on September 2, 2011).

19.1
Mueller Industries, Inc.’s Quarterly Report to Stockholders for the quarter ended October 1, 2011.  Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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

MUELLER INDUSTRIES, INC.

/S/ Kent A. McKee
Kent A. McKee
October 27, 2011	Executive Vice President and
Date	Chief Financial Officer

/S/ Richard W. Corman
October 27, 2011	Richard W. Corman
Date	Vice President – Controller

Index
EXHIBIT INDEX

Exhibits	Description

10.1	Amendment No. 1 to Credit Agreement among the Company (as borrower), Bank of America, N.A. (as agent), and certain lenders named therein dated August 12, 2011.

19.1
Mueller Industries, Inc.’s Quarterly Report to Stockholders for the quarter ended October 1, 2011.  Such report is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Quarterly Report on Form 10-Q.

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