Form 10-K
period 2011-12-31
MUELLER INDUSTRIES INC
filed 2012-02-28
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (901) 753-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 Par Value	New York Stock Exchange

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
Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1,417,562,617.

The number of shares of the Registrant’s common stock outstanding as of February 24, 2012 was 38,247,058 excluding 1,844,444 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into this Report: Registrant’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, scheduled to be mailed on or about March 21, 2012 (Part III).

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

SPD manufactures and sells copper tube, copper and plastic fittings, line sets, plastic pipe, and valves in North America and sources products for import distribution in North America.  European Operations manufacture copper tube in Europe, which is sold in Europe and the Middle East; activities also include import distribution in the U.K. and Ireland.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The Plumbing & Refrigeration segment sells products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers.

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

Information concerning segments and geographic information appears under “Note 15 - Industry Segments” in the Notes to Consolidated Financial Statements for the year ended December 31, 2011 in Item 8 of this Report, which is incorporated herein by reference.

The majority of the Company’s manufacturing facilities operated at significantly below capacity during 2011, 2010, and 2009 due to the reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  The U.S. housing and residential construction market has not recovered from the  recent economic downturn.  The recent years from 2009 through 2011 had the lowest recorded housing starts since recordkeeping began in 1959.  From 1959 through 2007, annual new housing starts averaged 1.5 million units.  Per the U.S. Census Bureau, new housing starts in the U.S. were 609 thousand in 2011, which compares with 587 thousand in 2010 and 554 thousand in 2009, all of which are substantially below average historic levels.  Mortgage rates have remained at low levels during 2011, 2010 and 2009, as the average 30-year fixed mortgage rate was 3.96 percent in December 2011, 4.71 percent in December 2010, and 4.93 percent in December 2009.  Commercial construction has also declined significantly in recent years and, in fact, most categories remain at levels less than a decade ago.  According to the U.S. Census Bureau, the private nonresidential value of construction put in place was $268.0 billion in 2011, $261.8 billion in 2010, $367.9 billion in 2009, and $408.6 billion in 2008.  Business conditions in the U.S. automotive industry were also exceptionally difficult in the economic downturn during 2008 and 2009, which affected the demand for various products in the Company’s OEM segment; however, some improvements have recently occurred.  These conditions have significantly affected the demand for virtually all of the Company’s core products.

The Company is a Delaware corporation incorporated on October 3, 1990.

Plumbing & Refrigeration Segment

The Company’s Plumbing & Refrigeration segment includes SPD, which manufactures a broad line of copper tube, in sizes ranging from 1/8 inch to 8 inch diameter, which are sold in various straight lengths and coils.  The Company is a market leader in the air-conditioning and refrigeration service tube markets.  Additionally, the Company supplies a variety of water tube in straight lengths and coils used for plumbing applications in virtually every type of construction project.  SPD also manufactures copper and plastic fittings, line sets, and related components for the plumbing and heating industry that are used in water distribution systems, heating systems, air-conditioning, and refrigeration applications, and drainage, waste, and vent systems.  A major portion of SPD’s products are ultimately used in the domestic residential and commercial construction markets.

The Plumbing & Refrigeration segment also fabricates steel pipe nipples and resells imported brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products to plumbing wholesalers, distributors to the manufactured housing and recreational vehicle industries and building materials retailers.

On August 6, 2010, the Company expanded its existing line sets business by purchasing certain assets from Linesets, Inc., a manufacturer of assembled line sets with operations in Phoenix, Arizona and Atlanta, Georgia.  Net sales for the acquired operations were approximately $9.2 million in 2009.

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

These businesses are highly competitive.  The principal methods of competition for the Company’s products are customer service, availability, and price.  The total amount of order backlog for the Plumbing & Refrigeration segment as of December 31, 2011 was not significant.

The Company competes with various companies, depending on the product line.  In the U.S. copper tube business, the domestic competition includes Cerro Flow Products, Inc., Cambridge-Lee Industries LLC (a subsidiary of Industrias Unidas S.A. de C.V.), Wolverine Tube, Inc., KobeWieland Copper Products LLC, and Howell Metal Company (a subsidiary of Commercial Metals Company), as well as many actual and potential foreign competitors.  In the European copper tube business, Mueller competes with several European-based manufacturers of copper tube as well as other foreign-based manufacturers.  In the copper fittings market, domestic competitors include Elkhart Products Company (a subsidiary of Aalberts Industries N.V.) and NIBCO, Inc., as well as several foreign manufacturers.  Additionally, the Company’s copper tube and fittings businesses compete with a large number of manufacturers of substitute products made from other metals and plastic.  The plastic fittings competitors include NIBCO, Inc., Charlotte Pipe & Foundry, and other companies.  Management believes that no single competitor offers such a wide-ranging product line as Mueller and that this is a competitive advantage in some markets.

OEM Segment

The Company’s OEM segment includes IPD, which manufactures brass rod, nonferrous forgings, and impact extrusions that are sold primarily to OEMs in the plumbing, refrigeration, fluid power, and automotive industries, as well as to other manufacturers and distributors.  The Company extrudes brass, bronze, and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter.  These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, as well as electrical conductivity.  IPD also manufactures brass and aluminum forgings, which are used in a wide variety of products, including automotive components, brass fittings, industrial machinery, valve bodies, gear blanks, and computer hardware.  IPD also serves the automotive, military ordnance, aerospace, and general manufacturing industries with cold-formed aluminum and copper impact extrusions.  Typical applications for impacts are high strength ordnance, high-conductivity electrical components, builders’ hardware, hydraulic systems, automotive parts, and other uses where toughness must be combined with varying complexities of design and finish.  The OEM segment also includes EPD, which manufactures and fabricates valves and custom OEM products for refrigeration and air-conditioning, gas appliance, and barbecue grill applications.  Additionally EPD manufactures shaped and formed tube, produced to tight tolerances, for baseboard heating, appliances, and medical instruments.  The total amount of order backlog for the OEM segment as of December 31, 2011 was not significant.

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

IPD and EPD primarily sell directly to OEM customers.  Competitors, primarily in the brass rod market, include Chase Brass and Copper Company, a subsidiary of Global Brass and Copper Holdings, Inc., and others both domestic and foreign.  Outside of North America, IPD and EPD sell products through various channels.

Labor Relations

At December 31, 2011, the Company employed approximately 3,750 employees, of which approximately 1,975 were represented by various unions.  Those union contracts will expire as follows:

Location	Expiration Date
Port Huron, Michigan (Local 218 I.A.M.)	May 1, 2013
Port Huron, Michigan (Local 44 U.A.W.)	July 20, 2013
Belding, Michigan	August 15, 2012
Wynne, Arkansas	June 28, 2015
Fulton, Mississippi	August 1, 2012
North Wales, Pennsylvania	August 3, 2012
Waynesboro, Tennessee	November 9, 2012

The union agreements at the Company's U.K. and Mexico operations are renewed annually.  The Company expects to renew its union contracts without material disruption of its operations.

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

During recent years, an increasing demand for copper and copper alloy primarily from China had an affect on the global usage of such commodities.  The increased demand for copper (cathode and scrap) and copper alloy products from the export market, from time-to-time may cause a tightening in the domestic raw materials market.  Mueller’s copper tube facilities can accommodate both refined copper and certain grades of copper scrap as the primary feedstock.  The Company has commitments from refined copper producers for a portion of its metal requirements for 2012.  Adequate quantities of copper are currently available.  While the Company will continue to react to market developments, resulting pricing volatility or supply disruptions, if any, could nonetheless adversely affect the Company.

Environmental Proceedings

Compliance with environmental laws and regulations is a matter of high priority for the Company.  Mueller’s provision for environmental matters related to all properties was $0.4 million for 2011 and $5.4 million for 2010.  The reserve for environmental matters was $22.9 million at December 31, 2011 and $23.9 million at December 25, 2010.  Environmental costs related to non-operating properties are classified as a component of other income (expense), net and costs related to operating properties are included in cost of goods sold.  The Company does not anticipate that it will need to make material expenditures for compliance activities related to existing environmental matters during the remainder of the 2012 fiscal year, or for the next two fiscal years.

Non-operating Properties

Southeast Kansas Sites

By letter dated October 10, 2006, the Kansas Department of Health and Environment (KDHE) advised the Company that environmental contamination has been identified at a former smelter site in southeast Kansas.  KDHE asserts that the Company is a corporate successor to an entity that is alleged to have owned and operated the smelter from 1915 to 1918.  The Company has since been advised of a possible connection between that same entity and two other former smelter sites in Kansas.  KDHE has requested that the Company and other potentially responsible parties (PRPs) negotiate a consent order with KDHE to address contamination at these sites.  The Company has participated in preliminary discussions with KDHE and the other PRPs.  The Company believes it is not liable for the contamination but as an alternative to litigation, the Company has entered into settlement negotiations with one of the other PRPs.  The negotiations are ongoing.  In 2008, the Company established a reserve of $9.5 million for this matter.  Due to the ongoing nature of negotiations, the timing of potential payment has not yet been determined.  The Company has also agreed to share the costs of a preliminary site assessment at one of the former smelter sites with two other PRPs and currently is negotiating the terms of an agreement and work plan with KDHE by which the PRPs would study the site without conceding liability.

Eureka Mills Site

On December 2, 2010, the United States District Court for Utah entered a consent decree between the Company, the United States, and the State of Utah.  The decree resolves the claims asserted by the U.S. and the State of Utah related to Eureka Mills Superfund Site located in Juab County, Utah.  The Company’s connection to the Eureka Mills Site is through land within the site that was owned by Sharon Steel Corporation (Sharon), its predecessor, and a 1979 transaction with UV Industries (UV) in which Sharon allegedly assumed certain of UV’s liabilities.  During 2010, the Company provided $2.5 million to settle its claims, of which $250 thousand was paid to the State of Utah in December 2010 and the remainder was paid to the U.S. in February 2011.

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980’s, of sealing mine portals with concrete plugs in mine adits, which were discharging water.  The sealing program has achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 Order issued by the QCB, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage.  That order extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new permit will include an order requiring continued implementation of BMP through 2015 to address residual discharges of acid rock drainage.  At this site, MRRC spent approximately $0.6 million in 2011, $0.7 million in 2010 and $0.5 million in 2009, and estimates that it will spend between approximately $8.2 million and $11.5 million over the next 20 years.

Lead Refinery Site

U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of MRRC, has conducted corrective action and interim remedial activities and studies (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act.  Site Activities, which began in December 1996, have been substantially concluded.  Lead Refinery is required to perform monitoring and maintenance activities with respect to Site Activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management (IDEM) effective as of January 22, 2008.  Lead Refinery spent approximately $0.1 million annually in 2011, 2010 and 2009 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are between $2.1 million and $3.3 million over the next 20 years.

On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the U.S. Environmental Protection Agency (EPA) added the Lead Refinery site to the National Priorities List (NPL).  The NPL is a list of priority sites where the EPA has determined that there has been a release or threatened release of contaminants that warrant investigation and, if appropriate, remedial action.  The NPL does not assign liability to any party including the owner or operator of a property placed on the NPL.  The placement of a site on the NPL does not necessarily mean that remedial action must be taken.  On July 17, 2009, Lead Refinery received a written notice from the EPA that the agency is of the view that Lead Refinery may be a PRP under CERCLA in connection with the release or threat of release of hazardous substances including lead into a residential area adjacent to the site.  PRPs under CERCLA include current and former owners and operators of a site, persons who arranged for disposal or treatment of hazardous substances at a site, or persons who accepted hazardous substances for transport to a site.

The Company monitors EPA releases and periodically communicates with the EPA to inquire of the status of the Lead Refinery site.  As of December 31, 2011, the EPA has not conducted an investigation of the Lead Refinery site, proposed remedies, or informed Lead Refinery that it is a PRP at the Lead Refinery site.  Until the extent of remedial action is determined, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to placement of this site on the NPL or in connection with the notice of potential liability concerning the residential area.  Lead Refinery lacks the financial resources needed to undertake any investigations or remedial action that may be required by the EPA pursuant to CERCLA.

Operating Properties

Mueller Copper Tube Products, Inc.

In 1999, Mueller Copper Tube Products, Inc. (MCTP), a wholly owned subsidiary, commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant.  MCTP is currently removing trichloroethylene, a cleaning solvent formerly used by MCTP, from the soil and groundwater.  On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation Report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater from the Arkansas Department of Environmental Quality (ADEQ).  The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.  Effective November 17, 2008, MCTP entered into a Settlement Agreement and Administrative Order by Consent to submit a Supplemental Investigation Work Plan (SIWP) and subsequent Final Remediation Work Plan for the site.  By letter dated January 20, 2010, ADEQ approved the SIWP as submitted, with changes acceptable to the Company.  On December 16, 2011, MCTP entered into an amended Administrative Order by Consent to prepare and implement a revised Remediation Work Plan regarding final remediation for the Site.  Costs to implement the work plans, including associated general and administrative costs, are approximately $0.9 million over the next 10 years.

Belding, Michigan Lead Matters

In 2009 and 2010, in response to requests from the Michigan Department of Environmental Quality (MDEQ), Extruded Metals, Inc. (Extruded), a wholly owned subsidiary, conducted stack emissions testing of the stationary sources at its Belding, Michigan facility (the Belding Facility).  The results of tests on the West Chip Dryer showed non-compliance with certain emission limitations in the facility’s air use permit for that process, including the limitation for lead.  Modifications were made to the emissions control equipment on the West Chip Dryer, and subsequent testing demonstrated all stationary sources at the Belding Facility to be in compliance with the requirements of their air use permits.

In December 2009 and August 2010, the MDEQ issued a notice of violation and an enforcement notice with respect to the prior West Chip Dryer permit violations.  Extruded entered into an administrative consent order (ACO) with the MDEQ to resolve the allegations contained in the notices.  Under the ACO, the MDEQ imposed and Extruded has paid a civil fine in the amount of $176 thousand as part of the resolution of those allegations.  Extruded has satisfied all of its obligations under the ACO.

Ambient air monitoring conducted by the MDEQ downwind of the Belding Facility demonstrated periodic exceedances of the new National Ambient Air Quality Standards (NAAQS) for lead.  The MDEQ requested that Extruded submit an application for a new air use permit for the Belding Facility that would ensure compliance with that new federal standard.  The application was submitted to the MDEQ on January 21, 2011, and the new air permit was issued on October 20, 2011.  The permit requires Extruded to raise the stack height on the facility’s West Chip Dryer that is presently in operation, and on the East Chip Dryer that is presently not in operations, before it is returned to operation.  Extruded has raised the stack height on the West Chip Dryer, and has no present plans to return the East Chip Dryer to operation.

In October 2010, the MDEQ conducted testing of lead levels in soils on properties upwind and downwind of the Belding Facility.  Results of that testing showed exceedances of the Michigan generic residential direct contact cleanup criteria for lead on a number of the downwind properties.  Extruded has investigated the extent of this condition and performed remediation to the extent required by environmental laws and in accordance with a plan approved by the MDEQ in April 2011.  In January 2012, Extruded submitted a final Certification Report to the MDEQ documenting its completion of that remediation.  The Company provided $0.4 million in 2010 for this matter, and is pursuing potential remedies from the previous owner.  The Company does not expect additional material losses associated with these environmental matters.

In November 2010, Extruded received a request for information under Section 114(a) of the Clean Air Act from the EPA.  The focus of the EPA’s information request was the Belding Facility’s compliance with the National Emissions Standards for Hazardous Air Pollutants for Secondary Nonferrous Metals Processing Area Sources, 40 C.F.R. § 63.11462 (Subpart TTTTTT).  Extruded responded to the information request and advised the EPA of its position that it was not subject to regulation under Subpart TTTTTT.  The state has requested that Extruded request an applicability determination from the EPA.  The request has been made and Extruded is awaiting a response.

Health and Safety Matters

On January 25, 2010, the Company received Citations and a Notification of Penalties from the Occupational Safety and Health Administration (OSHA) proposing civil penalties totaling approximately $0.7 million for various health and safety violations following inspections in 2009 of certain plants operated by subsidiaries in Fulton, Mississippi.  In 2010, the Company executed a final agreement with OSHA and the penalties have been reduced to approximately $0.4 million.  The resolution of these matters did not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Other Business Factors

The Registrant’s business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held.  In addition, expenditures for company-sponsored research and development activities were not material during 2011, 2010, or 2009.  No material portion of the Registrant’s business involves governmental contracts.  Seasonality of the Company’s sales is not significant.

SEC Filings

We make available through our internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).  To retrieve any of this information, you may access our internet home page at www.muellerindustries.com, select Investors, and then select SEC Filings.

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

Although conditions have stabilized during 2011, the deterioration of the general economic environment has had a significant negative impact on businesses and consumers around the world since the crisis began in 2008.  The well-publicized downturn in the construction markets, both residential and commercial, including construction lending, may result in protracted decreased demand for our products.  In addition, the impact of the economy on the operations or liquidity of any party with which we conduct our business, including our suppliers and customers, may adversely impact our business.

Competitive conditions including the impact of imports and substitute products and technologies could have a material adverse effect on the demand for our products as well as our margins and profitability.

The markets we serve are competitive across all product lines.  Some consolidation of customers has occurred and may continue, which could shift buying power to customers.  In some cases, customers have moved production to low-cost countries such as China, or sourced components from there, which has reduced demand in North America for some of the products we produce.  These conditions could have a material adverse impact on our ability to maintain margins and profitability.  The potential threat of imports and substitute products is based upon many factors including raw material prices, distribution costs, foreign exchange rates, production costs, and the development of emerging technologies and applications.  The end use of alternative import and/or substitute products could have a material adverse effect on our business, financial condition, and results of operations.  Likewise, the development of new technologies and applications could result in lower demand for our products and have a material adverse effect on our business.

Our exposure to exchange rate fluctuations on cross border transactions and the translation of local currency results into U.S. dollars could have an adverse impact on our results of operations or financial position.

We conduct our business through subsidiaries in several different countries and export our products to many countries.  Fluctuations in currency exchange rates could have a significant impact on the competitiveness of our products as well as the reported results of our operations, which are presented in U.S. dollars.  A significant and growing portion of our products are manufactured in, or acquired from suppliers located in, lower cost regions.  Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange fluctuations.  The strengthening of the U.S. dollar could expose our U.S. based businesses to competitive threats from lower cost producers in other countries such as China.  Lastly, our sales are translated into U.S. dollars for reporting purposes.  The strengthening of the U.S. dollar could result in unfavorable translation effects when the results of foreign operations are translated into U.S. dollars.  Accordingly, significant changes in exchange rates, particularly the U.K. pound sterling, Mexican peso, and the Chinese renminbi, could have an adverse impact on our results of operations or financial position.

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

As of December 31, 2011, approximately 1,975 of our 3,750 employees were covered by collective bargaining or similar agreements.  If we are unable to negotiate acceptable new agreements with the unions representing our employees upon expiration of existing contracts, we could experience strikes or other work stoppages.  Strikes or other work stoppages could cause a significant disruption of operations at our facilities, which could have an adverse impact on us.  New or renewal agreements with unions representing our employees could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability.  Higher costs and/or limitations on our ability to operate our facilities and produce our products resulting from increased labor costs, strikes or other work stoppages could have a material adverse effect on our results of operations.

In addition, unexpected interruptions in our operations or those of our customers or suppliers due to such causes as weather-related events or acts of God, such as earthquakes, could have an adverse effect on our results of operations.  For example, the EPA has recently found that global climate change would be expected to increase the severity and possibly the frequency of severe weather patterns such as hurricanes.  Although the financial impact of such is not reasonably estimable at this time, should such occur, our operations in certain coastal and flood-prone areas or operations of our customers and suppliers could be adversely affected.  As a result of a fire at our Wynne, Arkansas, location, our copper tube casting operations were destroyed and consequently our redundant casting capacity is no longer available.  If our remaining copper tube casting operations were to become inoperable, for any reason, our domestic copper tube production could be significantly impaired and have a material adverse effect on our results of operations.

We are subject to environmental and health and safety laws and regulations and future compliance may have a material adverse effect on our results of operations, financial position, or cash flows.

The nature of our operations exposes us to the risk of liabilities and claims with respect to environmental matters and health and safety matters.  While we have established accruals intended to cover the cost of environmental remediation at contaminated sites, the actual cost is difficult to determine and may exceed our estimated reserves.  Further, changes to, or more rigorous enforcement or stringent interpretation of environmental or health and safety laws could require significant incremental costs to maintain compliance.  Recent and pending climate change regulation and initiatives on the state, regional, federal, and international levels may require certain of our facilities to reduce GHG emissions.  While not reasonably estimable at this time, this could require capital expenditures for environmental control facilities and/or the purchase of GHG emissions credits in the coming years.  In addition, with respect to environmental matters, future claims may be asserted against us for, among other things, past acts or omissions at locations operated by predecessor entities, or alleging damage or injury or seeking other relief in connection with environmental matters associated with our operations.  Future liabilities, claims and compliance costs may have a material adverse effect on us because of potential adverse outcomes, defense costs, the diversion of our management's resources, availability of insurance coverage and other factors.  The overall impact of these requirements on our operations could increase our costs and diminish our ability to compete with products that are produced in countries without such rigorous standards; the long run impact could negatively impact our results and have a material adverse effect on our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information pertaining to the Registrant’s major operating facilities is included below.  Except as noted, the Registrant owns all of its principal properties.  The Registrant’s plants are in satisfactory condition and are suitable for the purpose for which they were designed and are now being used.

Location	Approximate Property Size		Description

Plumbing & Refrigeration Segment

Fulton, MS	418,000 sq. ft. 52.37 acres		Copper tube mill. Facility includes casting, extruding, and finishing equipment to produce copper tube, including tube feedstock for the Company’s copper fittings plants and Precision Tube factory.

Fulton, MS	103,000 sq. ft. 11.9 acres		Casting facility. Facility includes casting equipment to produce copper billets used in the adjoining copper tube mill.

Wynne, AR	400,000 sq. ft. 39.2 acres	(1) (2)	Copper tube mill. Facility includes extrusion and finishing equipment to produce copper tube and line sets.

Fulton, MS	58,500 sq. ft. 15.53 acres		Packaging and bar coding facility for retail channel sales.

Fulton, MS	70,000 sq. ft. 7.68 acres	(3)	Copper fittings plant. High-volume facility that produces copper fittings using tube feedstock from the Company’s adjacent copper tube mill.

Covington, TN	159,500 sq. ft. 40.88 acres		Copper fittings plant. Facility produces copper fittings using tube feedstock from the Company’s copper tube mills.

Ontario, CA	211,000 sq. ft.	(4)	Distribution center and plastics manufacturing plant. Produces DWV fittings using injection molding equipment and ABS plastic pipe using pipe extruders.

Fort Pierce, FL	69,875 sq. ft. 5.60 acres		Plastic fittings plant. Produces DWV and pressure fittings using injection molding equipment.

Monterrey, Mexico	152,000 sq. ft.	(4)	Pipe nipples plant. Produces pipe nipples, cut pipe and merchant couplings.

Bilston, England, United Kingdom	402,500 sq. ft. 14.95 acres		Copper tube mill. Facility includes casting, extruding, and finishing equipment to produce copper tube.

Phoenix, AZ	26,000 sq. ft.	(4)	Line sets plant. Produces standard and custom-made line sets for HVAC markets.

Atlanta, GA	24,000 sq. ft.	(4)	Line sets plant. Produces standard and custom-made line sets for HVAC markets.

(continued)

ITEM 2.	PROPERTIES
(continued)
Location	Approximate Property Size		Description

OEM Segment

Port Huron, MI	322,500 sq. ft. 71.5 acres		Brass rod mill. Facility includes casting, extruding, and finishing equipment to produce brass rods and bars, in various shapes and sizes.

Belding, MI	293,068 sq. ft. 17.64 acres		Brass rod mill. Facility includes casting, extruding, and finishing equipment to produce brass rods and bars, in various shapes and sizes.

Port Huron, MI	127,500 sq. ft.		Forgings plant. Produces brass and aluminum forgings.

Marysville, MI	81,500 sq. ft. 6.72 acres		Aluminum and copper impacts plant. Produces made-to-order parts using cold impact processes.

Hartsville, TN	78,000 sq. ft. 4.51 acres		Refrigeration products plant. Produces products used in refrigeration applications such as ball valves, line valves, and compressor valves.

Carthage, TN	67,520 sq. ft. 10.98 acres		Fabrication facility. Produces precision tubular components and assemblies.

Waynesboro, TN	57,000 sq. ft. 5.0 acres	(5)	Gas valve plant. Facility produces brass and aluminum valves and assemblies for the gas appliance industry.

North Wales, PA	174,000 sq. ft. 18.9 acres		Precision Tube factory. Facility fabricates copper tube, copper alloy tube, aluminum tube, and fabricated tubular products.

Brighton, MI	65,000 sq. ft.	(4)	Machining operation. Facility machines component parts for supply to automotive industry.

Middletown, OH	55,000 sq. ft. 2.0 acres		Fabricating facility. Produces burner systems and manifolds for the gas appliance industry.

Jintan City, Jiangsu Province, China	322,580 sq. ft. 33.0 acres	(6)	Copper tube mill. Facility includes casting, and finishing equipment to produce engineered copper tube primarily for OEMs.

Xinbei District, Changzhou, China	33,940 sq. ft.	(4)	Refrigeration products plant. Produces products used in refrigeration applications such as ball valves, line valves, and compressor valves.

Carrollton, TX	166,000 sq. ft.	(4)	Fabrication facility. Produces tubular components, assemblies, and return bends for refrigeration and HVAC markets.

In addition, the Company owns and/or leases other properties used as distribution centers and corporate offices.
(1)	Facility, or some portion thereof, is located on land leased from a local municipality, with an option to purchase at nominal cost.
(2)	In September 2011, plastic fittings and line sets production capacity was extensively damaged, as well as certain portions of building structures. The damaged property was excluded from this location.
(3)	Facility is leased under a long-term lease agreement, with an option to purchase at nominal cost.
(4)	Facility is leased under an operating lease.
(5)	Facility is leased from a local municipality for a nominal amount.
(6)	Facility is located on land that is under a long-term land use rights agreement.

ITEM 3.	LEGAL PROCEEDINGS

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

Carrier ACR Tube Action

The Company has been named as a defendant in a pending litigation (the Carrier ACR Tube Action) brought by Carrier Corporation, Carrier S.A., and Carrier Italia S.p.A. (collectively, Carrier), direct purchasers of copper tube.  The Carrier ACR Tube Action was filed in March 2006 in the United States District Court for the Western District of Tennessee.  The Carrier ACR Tube Action alleges anticompetitive activities with respect to the sale of copper tube used in, among other things, the manufacturing of air-conditioning and refrigeration units.  The Company and Mueller Europe, Limited (Mueller Europe) are named in the Carrier ACR Tube Action.  The Carrier ACR Tube Action seeks monetary and other relief.

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

Pursuant to stipulations of dismissal, the Court dismissed the Company’s and Mueller Europe’s cross-appeals against Carrier, and Carrier’s appeal as against the Company and Mueller Europe, in November 2011.  This matter is now resolved.

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

As a result of these findings, exports of subject goods to Canada by the Company made on or after October 20, 2006, have been subject to antidumping measures.  Under Canada’s system of prospective antidumping enforcement, the CBSA has issued normal values to the Company.  Antidumping duties will be imposed on the Company only to the extent that the Company’s future exports of copper pipe fittings are made at net export prices, which are below these normal values.  If net export prices for subject goods exceed normal values, no antidumping duties will be payable.  These measures will remain in place for five years, at which time an expiry review will be conducted by Canadian authorities to determine whether these measures should be maintained for another five years or allowed to expire.

On April 8, 2011, CBSA completed a review process pursuant to which revised normal values were issued to exporters of subject goods, including the Company.  In any event, given the small percentage of its products that are sold for export to Canada, the Company does not anticipate any material adverse effect on its financial position, results of operations or cash flows as a result of the antidumping case in Canada.

The “sunset review” process, pursuant to which Canadian authorities examined whether the dumping order should be revoked or maintained for another five years, was initiated on April 12, 2011.  The results of the sunset review process were issued on February 17, 2012, and resulted in the dumping order being maintained for another five years.

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico to determine the final antidumping duties owed on U.S. imports during the period November 1, 2007, through October 31, 2008, by certain subsidiaries of the Company.  On April 19, 2010, the DOC published the final results of this review and assigned Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) an antidumping duty rate of 48.3 percent.  The Company has appealed the final determination to the U.S. Court of International Trade (CIT).  On December 16, 2011, the CIT issued a decision to remand the final results back to DOC to reconsider its decision.  DOC is ordered to file its remand results with the CIT by April 16, 2012.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve of approximately $4.2 million for this matter.

On December 23, 2009, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2008, through October 31, 2009, period of review.  The DOC selected Mueller Comercial as a respondent for this period of review.  On June 21, 2011, the DOC published the final results of this review and assigned Mueller Comercial an antidumping duty rate of 19.8 percent.  On August 22, 2011, the Company appealed the final results to the CIT.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve of approximately $1.0 million for this matter.

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

On November 22, 2010, the ITC issued its final affirmative determination that subject imports from China and Mexico threatened material injury to the domestic industry.  Also on November 22, 2010, the DOC published antidumping orders, with the effect that importers were required to post antidumping cash deposits at rates ranging from 24.89 percent to 27.16 percent (for subject imports from Mexico) and from 11.25 percent to 60.85 percent (for subject imports from China).

On December 22, 2010, certain Mexican parties requested panel reviews under the North American Free Trade Agreement (NAFTA) in order to appeal the ITC final determination as to Mexico.  Following a period of litigation, the last of the Mexican parties withdrew its allegations on December 8, 2011, with the effect that the ITC final determination as to Mexico shall remain in force.

On July 7, 2011, the DOC initiated a new shipper review of certain entries from a Mexican processor of copper tube, GD Affiliates S.de R.L. de C.V., in order to establish a company-specific dumping rate for this company based on the period November 22, 2010 through April 30, 2011.  The review is expected to be completed sometime in 2012.  At this time, the Company is unable to know the final disposition of the review.

On December 31, 2011, the DOC initiated administrative reviews of several Chinese and Mexican copper tube producers and/or exporters to the United States — including  IUSA, S.A. de C.V. (Mexico), GD Affiliates S. de R.L. de C.V. (Mexico), Hong Kong GD Trading Co., Ltd. (Mexico), Nacional de Cobre, S.A. de C.V. (Mexico), Golden Dragon Holding Hong Kong International Co., Ltd. (China), Golden Dragon Precise Copper Tube Group, Inc. (China), Hong Kong GD Trading Co., Ltd. (China), Hong Kong Hailiang Metal Trading Limited (China), Luvata Alltop Zhongshan Ltd. (China), Luvata Tube Zhongshan Ltd. (China), Ningbo Jintian Copper Tube Co., Ltd. (China), Shanghai Hailiang Copper Co., Ltd. (China), Sinochem Ningbo Import & Export Co., Ltd. (China), Sinochem Ningbo Ltd. (China), Zhejiang Hailiang Co., Ltd. (China), Zhejiang Jiahe Pipes Inc. (China), and Zhejiang Naile Copper Co., Ltd. (China) — in order to establish company-specific dumping rates based on the period November 22, 2010 through October 31, 2011.  On February 22, 2012, the DOC rescinded its review of IUSA, S.A. de C.V. (Mexico).  The reviews are expected to be completed sometime in 2013.  At this time, the Company is unable to know the final disposition of these reviews.

Supplier Litigation

On May 6, 2011, the Company and two of its subsidiaries, Mueller Streamline Co. (Mueller Streamline) and B&K Industries, Inc. (B&K), filed a lawsuit in federal district court in Los Angeles, California against a former supplier, Xiamen Lota International Co., Ltd (Xiamen Lota), its U.S. sales representative (Lota USA), and certain other persons.  The lawsuit alleges that the defendants gave Peter D. Berkman, a former executive of the Company and B&K, an undisclosed interest in Lota USA, and made payments and promises of payment to him, in return for Peter Berkman maintaining the Company as a customer, increasing purchasing levels, and acquiescing to excessive pricing for Xiamen Lota products.  The lawsuit alleges violations of 18 U.S.C. §§ 1962(c) and (d) and state law unfair competition.  The lawsuit seeks compensatory, treble and punitive damages, and other appropriate relief.  All of the foreign defendants have been served under the Hague Convention and Xiamen Lota has withdrawn its motion contesting service of process (filed July 1, 2011).  On January 4, 2012, the foreign defendants filed a motion to dismiss the Company’s complaint for failure to state a claim, and also joined in Lota USA’s pending motion to dismiss (filed July 1, 2011).  Both motions to dismiss are scheduled to be heard on April 9, 2012.  On December 16, 2011, the Court granted Lota USA’s motion to disqualify the Company’s counsel and the Company has retained new counsel to represent it going forward in the lawsuit.  The Company believes that a material loss resulting from this litigation is remote.

On August 2, 2011, Xiamen Lota, and Lota Corp. filed suit in federal district court in Memphis, Tennessee against Mueller Industries, Inc. and Mueller Streamline (collectively Mueller).  This matter involves allegations of breach of contract and unjust enrichment arising out of dealing pursuant to which Xiamen Lota supplied Mueller with plumbing products.  The complaint seeks compensatory damages, pre-judgment interest, and other equitable relief.  Mueller intends to vigorously defend this action.  In this regard, Mueller has counterclaimed for breach of contract, breach of warranty and misrepresentation.  The Company believes that a material loss resulting from this litigation is remote.

On September 30, 2011, a lawsuit was filed in federal district court in Chicago, Illinois, against B&K, by  Xiamen Lota, and two of its employees, Yongqiang He (He) and Chuanbao Zhu (Zhu).  The lawsuit alleges that B&K, a subsidiary of the Company, failed to name He as an inventor on three United States patents, U.S. patent nos. 6,880,573 ('573 Patent), 7,140,390 ('390 Patent), and 7,549,444 ('444 Patent) awarded to employees of B&K, and subsequently assigned to B&K.  The '573 Patent, '390 Patent and '444 Patent pertain to frost-free valve assemblies sold by B&K.  The lawsuit also alleges that B&K failed to name Zhu as an inventor on the '390 Patent.  According to the complaint, He and Zhu have assigned any rights they might have in the three patents to Xiamen Lota.  The claims in the lawsuit include correction of inventorship (Counts I-VI), unjust enrichment (Count VII), and tortious interference with prospective economic advantage (Count VIII), and seek unspecified damages from B&K.  The Company has answered Counts I-VI, denying all substantive allegations, and has asserted affirmative defenses.  The Company has moved to dismiss Counts VII and VIII.  The Company's motion to dismiss Counts VII and VIII remains pending.  The Company believes that a material loss resulting from this litigation is remote.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 24, 2012, the number of holders of record of Mueller’s common stock was approximately 1,100.  On February 24, 2012, the closing price for Mueller’s common stock on the New York Stock Exchange was $46.79.

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2012, the authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 31, 2011, the Company had repurchased approximately 2.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended December 31, 2011.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
					7,647,030	(1)
October 2 – October 29, 2011	19,255	(2)	$42.72

October 30 – November 26, 2011	1,698	(2)	38.06

November 27 – December 31, 2011	—		—

(1)	Shares available to be purchased under the Company's ten million share repurchase authorization until October 2012. The extension of the authorization was announced on October 27, 2011.
(2)	Shares tendered to the Company by holders of stock based awards in payment of purchase price and/or withholding taxes upon exercise.

The Company’s Board of Directors declared a regular quarterly dividend of 10 cents per share on its common stock for each fiscal quarter of 2011 and 2010.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

The high, low, and closing prices of Mueller's common stock on the New York Stock Exchange for each fiscal quarter of 2011 and 2010 were as follows:

	High	Low	Close
2011

Fourth quarter	$46.33	$35.51	$38.42
Third quarter	47.72	36.14	38.59
Second quarter	40.13	34.60	38.47
First quarter	37.32	31.08	36.95

2010

Fourth quarter	$33.86	$25.23	$33.04
Third quarter	26.29	23.10	25.90
Second quarter	31.20	23.92	24.75
First quarter	26.62	21.88	25.96

PERFORMANCE GRAPH

The following table compares total stockholder return since December 30, 2006 to the Dow Jones U.S. Total Market Index (Total Market Index) and the Dow Jones U.S. Building Materials & Fixtures Index (Building Materials Index).  Total return values for the Total Market Index, the Building Materials Index and the Company were calculated based on cumulative total return values assuming reinvestment of dividends.  The common stock is traded on the New York Stock Exchange under the symbol MLI.

	2006	2007	2008	2009	2010	2011
Mueller Industries, Inc.	100	94	74	84	111	130
Dow Jones U.S. Total Market Index	100	107	64	87	100	101
Dow Jones U.S. Building Materials & Fixtures Index	100	96	64	76	87	89

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share data)	2011		2010		2009		2008		2007

For the fiscal year: (1)

Net sales	$2,417,797		$2,059,797		$1,547,225		$2,558,448		$2,697,845

Operating income	139,802	(2)	136,147	(3)	32,220	(4)	126,096	(5)	191,621	(7)

Net income attributable to Mueller Industries, Inc.	86,321		86,171		4,675		80,814	(6)	115,475

Diluted earnings per share	2.26		2.28		0.12		2.17		3.10

Cash dividends per share	0.40		0.40		0.40		0.40		0.40

At year-end:

Total assets	1,347,604		1,258,996		1,180,141		1,182,913		1,449,204

Long-term debt	156,476		158,226		158,226		158,726		281,738

(1)	Includes activity of acquired businesses from the following purchase dates: Tube Forming L.P., December 28, 2010, Linesets, Inc., August 6, 2010, and Extruded, February 27, 2007.

(2)	Includes $10.5 million gain from settlement of litigation.

(3)	Includes $22.7 million gain from settlement of insurance claims.

(4)	Includes impairment charges of $29.8 million, primarily related to goodwill.

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

(7)	Includes $10.0 million pre-tax gain from liquidation of LIFO layers plus a gain from a copper litigation settlement of $8.9 million, less a goodwill impairment charge of $2.8 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of December 31, 2011.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2011 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such evaluation management has concluded that our internal control over financial reporting is effective as of December 31, 2011.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Industries, Inc.

We have audited Mueller Industries, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mueller Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Mueller Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mueller Industries, Inc. as of December 31, 2011 and December 25, 2010, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP
Memphis, Tennessee
February 28, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is contained under the captions “Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees,” “Corporate Governance,” “Report of the Audit Committee of the Board of Directors,” and “Section 16(a) Beneficial Ownership Compliance Reporting” in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC on or about March 21, 2012, which is incorporated herein by reference.

The Company intends to disclose any amendments to its Code of Business Conduct and Ethics by posting such information to the Company’s website at www.muellerindustries.com.
ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption “Compensation Discussion and Analysis,” “Summary Compensation Table for 2011,” “2011 Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal 2011 Year-End,” “2011 Option Exercises and Stock Vested,” “Employment and Consulting Agreements,” “Potential Payments Under Employment and Consulting Agreements as of the End of 2011,” “2011 Director Compensation,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “Corporate Governance” in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC on or about March 21, 2012, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table discloses information regarding the securities to be issued and the securities remaining available for issuance under the Registrant’s stock-based incentive plans as of December 31, 2011 (shares in thousands):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,231	$28.07	746	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	1,231	$28.07	746

(1) Of the 746 thousand securities remaining available for issuance under the equity compensation plans, 457 thousand are available under the Company’s 2009 Stock Incentive Plan for issuance of restricted stock, stock appreciation rights, or stock options.  The remaining securities are available for issuance of stock options only.

Other information required by Item 12 is contained under the captions “Principal Stockholders” and “Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees” in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC on or about March 21, 2012, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption “Corporate Governance” in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC on or about March 21, 2012, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is contained under the caption “Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC on or about March 21, 2012, which is incorporated herein by reference.

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

3.2
Amended and Restated By-laws of the Registrant, effective as of January 1, 2012 (Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, dated November 3, 2011).

4.1
Indenture, dated as of October 26, 2004, by and between Mueller Industries, Inc., and SunTrust Bank, as trustee (Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated October 26, 2004).

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

10.2
Amendment, dated June 21, 2004, to the Amended and Restated Employment Agreement dated as of September 17, 1997, by and between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 26, 2004, dated July 16, 2004).

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

10.8	Letter Agreement with Harvey Karp, dated as of May 11, 2011 (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated May 16, 2011).

10.9
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

10.11
Amended and Restated Employment Agreement, effective October 30, 2008, by and between the Registrant and Gregory L. Christopher (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated December 26, 2008).

10.12
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

10.15
Mueller Industries, Inc. 2009 Stock Incentive Plan (Incorporated by reference from Appendix I to the Company’s 2009 Definitive Proxy Statement with respect to the Company’s 2009 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on March 26, 2009).

10.16	Amendment to the Mueller Industries, Inc. 2002 Stock Option Plan, dated July 11, 2011.

10.17	Amendment to the Mueller Industries, Inc. 2009 Stock Incentive Plan, dated July 11, 2011.

10.18	Mueller Industries, Inc. 2011 Annual Bonus Plan

10.19	Summary description of the Registrant’s 2012 incentive plan for certain key employees.

10.20
Credit Agreement, dated as of December 1, 2006, among the Registrant (as Borrower) and Lasalle Bank Midwest National Association (as agent), and certain lenders named therein (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated July 20, 2010).

10.21
Credit Agreement, dated as of March 7, 2011, among the Registrant (as Borrower) and Bank of America, N.A. (as agent), and certain lenders named therein (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated March 11, 2011).

10.22
Amendment No. 1 to Credit Agreement among the Registrant (as borrower), Bank of America, N.A. (as agent), and certain lenders named therein dated August 12, 2011 (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, for the Quarterly period ended October 1, 2011, dated October 27, 2011).

10.23
Letter Agreement dated September 2, 2011 by and between Mueller Industries, Inc. and Leucadia National Corporation (Incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, dated September 2, 2011).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2012.

MUELLER INDUSTRIES, INC.

/S/ Gregory L. Christopher
Gregory L. Christopher, Chief Executive Officer (Principal Executive Officer), and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/Alexander P. Federbush	Chairman of the Board, and Director	February 28, 2012
Alexander P. Federbush

/S/ Gregory L. Christopher	Chief Executive Officer	February 28, 2012
Gregory L. Christopher	(Principal Executive Officer), and Director

/S/ Ian M. Cumming	Director	February 28, 2012
Ian M. Cumming

/S/ Paul J. Flaherty	Director	February 28, 2012
Paul J. Flaherty

/S/ Gennaro J. Fulvio	Director	February 28, 2012
Gennaro J. Fulvio

/S/ Gary S. Gladstein	Director	February 28, 2012
Gary S. Gladstein

/S/ Scott J. Goldman	Director	February 28, 2012
Scott J. Goldman

/S/ Terry Hermanson	Director	February 28, 2012
Terry Hermanson

/S/ Joseph S. Steinberg	Director	February 28, 2012
Joseph S. Steinberg

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title	Date

/S/ Kent A. McKee	February 28, 2012
Kent A. McKee
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/S/ Richard W. Corman	February 28, 2012
Richard W. Corman
Vice President – Controller

MUELLER INDUSTRIES, INC.

FINANCIAL STATEMENT SCHEDULE

Schedule for the years ended December 31, 2011, December 25, 2010, and December 26, 2009

Valuation and Qualifying Accounts (Schedule II)	F- 49

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

SPD manufactures and sells copper tube, copper and plastic fittings, line sets, plastic pipe, and valves in North America and sources products for import distribution in North America.  European Operations manufacture copper tube in Europe, which is sold in Europe and the Middle East; activities also include import distribution in the U.K. and Ireland.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The Plumbing & Refrigeration segment sells products to wholesalers in the HVAC (heating, ventilation, and air-conditioning), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers.

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

The majority of the Company’s manufacturing facilities operated at significantly below capacity during 2011, 2010, and 2009 due to reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  The U.S. housing and residential construction market has not recovered from the recent economic downturn.  The recent years from 2009 through 2011 had the lowest recorded housing starts since recordkeeping began in 1959.  From 1959 through 2007, annual housing starts averaged over 1.5 million units.  Per the U.S. Census Bureau, new housing starts in the U.S. were 609 thousand in 2011, 587 thousand in 2010, and 554 thousand in 2009, all of which are substantially below average historic levels.  Mortgage rates have remained at low levels during 2011, 2010 and 2009, as the average 30-year fixed mortgage rate was 3.96 percent in December 2011, 4.71 percent in December 2010, and 4.93 percent in December 2009.  Commercial construction has also declined significantly in recent years and, in fact, most categories remain at levels less than a decade ago.  According to the U.S. Census Bureau, the private nonresidential value of construction put in place was $268.0 billion in 2011, $261.8 billion in 2010, $367.9 billion in 2009, and $408.6 billion in 2008.  Business conditions in the U.S. automotive industry were also exceptionally difficult in the economic downturn during 2008 and 2009, which affected the demand for various products in the Company’s OEM segment; however, some improvements have recently occurred.  These conditions have significantly affected the demand for virtually all of the Company’s core products in recent years.

Index

Residential construction activity is still at historical lows and recovery in the near-term is expected to be modest due to continuing high rates of unemployment, the impact of mounting foreclosures, and tighter lending standards.  The private non-residential construction sector, which includes offices, industrial and retail projects, showed slight improvement in 2011 after declines of almost 25 percent in 2010 and 13 percent in 2009.  The Company expects that most of the conditions will gradually improve during 2012.

Profitability of certain of the Company’s product lines depends upon the “spreads” between the cost of raw material and the selling prices of its products.  The open market prices for copper cathode and scrap, for example, influence the selling price of copper tube, a principal product manufactured by the Company.  The Company attempts to minimize the effects on profitability from fluctuations in material costs by passing through these costs to its customers.  The Company’s earnings and cash flow are dependent upon these spreads that fluctuate based upon market conditions.

Earnings and profitability are also impacted by unit volumes that are subject to market trends, such as substitute products, imports, technologies, and market share.  In core product lines, the Company intensively manages its pricing structure while attempting to maximize its profitability.  From time-to-time, this practice results in lost sales opportunities and lower volume.  For plumbing systems, plastics are the primary substitute product; these products represent an increasing share of consumption.  U.S. consumption of copper tube is still predominantly supplied by U.S. manufacturers.  For certain air-conditioning and refrigeration applications, aluminum based systems are the primary substitution threat.  The Company cannot predict the acceptance or the rate of switching that may occur.  In recent years, brass rod consumption in the U.S. has declined due to the outsourcing of many manufactured products from offshore regions.

Results of Operations

2011 Performance Compared with 2010

Consolidated net sales in 2011 were $2.42 billion, a 17 percent increase compared with net sales of $2.06 billion in 2010.  The increase was primarily attributable to the increase in base metal prices, primarily copper, and slightly higher unit volumes in many of the Company’s core products.  Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The Comex average copper price in 2011 was approximately $4.01 per pound, or 17 percent higher than the 2010 average of $3.43 per pound.

Cost of goods sold was $2.12 billion in 2011 compared with $1.77 billion in 2010.  The year-over-year increase was due primarily to the increase in the price of copper, the Company’s principal raw material, and slightly higher sales volume in core product lines.

Depreciation and amortization decreased from $40.4 million in 2010 to $36.9 million in 2011 due to certain assets becoming fully depreciated in late 2010.  Selling, general, and administrative expenses increased to $136.0 million in 2011; this $4.8 million increase was primarily due to increased employment costs, including incentive compensation of $9.9 million.  These increases were partially offset by reduced bad debt expense of $5.0 million.

During 2011, the Company recorded a gain of $10.5 million upon receipt of payment related to the December 10, 2010, settlement of a lawsuit against Peter D. Berkman, Jeffrey A. Berkman, and Homewerks Worldwide LLC.

During 2010, the Company recognized insurance settlements of $22.7 million related to the reimbursement for losses claimed as a result of fires at the U.K. copper tube mill in November 2008, and the Fulton, Mississippi copper tube mill in July 2009.

Interest expense remained consistent with the prior year at $11.6 million.  Other income (expense), net was $1.9 million income in 2011 compared with expense of $2.7 million for 2010.  This fluctuation was primarily due to an environmental provision of $2.5 million related to the Eureka Mills Site in 2010.

Index

Income tax expense was $43.1 million, for an effective rate of 33 percent.  This rate was lower than what would be computed using the U.S. statutory federal rate primarily due to the U.S. production activities deduction benefit of $3.9 million and reductions in tax contingencies of $1.9 million.  These decreases were partially offset by state tax expense, net of federal benefit, of $4.3 million.

The Company’s employment was approximately 3,750 at the end of 2011 compared with 3,600 at the end of 2010.

Plumbing & Refrigeration Segment

Net sales by the Plumbing & Refrigeration segment increased 19 percent to $1.3 billion in 2011 from $1.1 billion in 2010.  The increase in net sales was due to higher selling prices resulting from higher average prices of raw materials and slightly higher unit volumes.  Of the $215 million increase in net sales, approximately $34 million was attributable to higher unit volume and approximately $149 million was due to higher net selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings.  Cost of goods sold increased from $951.2 million in 2010 to $1.14 billion in 2011, which was also due to higher sales volume and increasing raw material prices, primarily copper.  Depreciation and amortization decreased from $24.9 million in 2010 to $20.9 million in 2011 due to reduced depreciation expense resulting from certain assets becoming fully depreciated in 2010.  Selling, general, and administrative expenses increased from $78.6 million in 2010 to $84.8 million in 2011.  The increase is primarily due to increased sales and distribution expenses resulting from higher sales volume and increased employment costs, including incentive compensation of $5.1 million.  Operating income for the segment increased from $83.7 million in 2010 to $84.8 million in 2011.  This was due to higher sales volume and increased spreads in the segment’s core products especially in copper tube and fittings.  This increase was offset by $22.7 million of insurance settlement gains recognized in 2010, primarily resulting from the fire at the U.K. tube operation.

During 2011, a portion of the Wynne, Arkansas manufacturing operation was extensively damaged by fire, which impacted a portion of the segment’s copper tube, line sets, and DWV plastic fittings operations.  Direct, incremental property damage and cleanup costs have been deferred as a receivable, while the impact of lost sales and other extra expenses associated with business interruption have been recognized as incurred in the Consolidated Statement of Income for 2011.  These amounts are expected to be covered by business interruption insurance; however, the gain will not be recognized until final settlement of the claim.

OEM Segment

The OEM segment’s net sales were $1.12 billion in 2011 compared with $958.9 million in 2010.  The increase was due primarily to higher net selling prices resulting from higher average costs of raw materials, partially offset by slightly lower unit volume.  Of the $161.1 million increase in net sales, approximately $121.0 million was due to higher net selling prices in the segment’s core product lines of brass rod, forgings, and commercial tube.  Cost of goods sold increased to $1.01 billion in 2011 from $837.6 million in 2010, which was also due to the increase in the average costs of raw materials.  Depreciation and amortization remained relatively consistent.  Selling, general, and administrative expenses were $24.8 million in 2011 compared with $26.8 million in 2010.  The decrease is due primarily to decreased bad debt expense of $4.5 million, partially offset by increased employment costs of $2.3 million.  Operating income decreased from $80.1 million in 2010 to $72.7 million in 2011, due primarily to slightly lower unit volume and net spreads and increased per-unit conversion costs in core products, partially offset by decreased bad debt expense.

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

Cost of goods sold was $1.77 billion in 2010 compared with $1.33 billion in 2009.  The year-over-year increase was due primarily to increased sales volume in core product lines and the increase in the price of copper.

Index

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

During 2010, the Company recognized insurance settlements of $22.7 million related to the reimbursement for losses claimed as a result of fires at the U.K. copper tube mill in November 2008, and the Fulton, Mississippi copper tube mill in July 2009.

During 2009, the Company recognized impairment charges of $29.8 million primarily related to goodwill as a result of its annual assessment.  For this assessment, the projected operating results and cash flows for certain reporting units indicated that their fair market value was less than their net carrying value, including goodwill.

Interest expense increased to $11.6 million in 2010 from $10.0 million in 2009.  This increase was due to increased borrowings by Mueller–Xingrong to fund operations.  Other income (expense), net was $2.7 million expense in 2010 compared with income of $0.9 million for 2009.  This fluctuation was primarily due to an environmental provision of $2.5 million related to the Eureka Mills Site.

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

Plumbing & Refrigeration Segment

Net sales by the Plumbing & Refrigeration segment increased 25 percent to $1.1 billion in 2010 from $892.1 million in 2009.  The increase in net sales was due to higher unit sales volumes resulting from increased demand in the majority of the segment’s core product lines and from higher selling prices resulting from higher average prices of raw materials.  Of the $223.5 million increase in net sales, approximately $25.8 million was attributable to higher unit volume and approximately $197.7 million was due to higher net selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings.  Cost of goods sold increased from $744.9 million in 2009 to $951.2 million in 2010, which was also due to higher sales volume and increasing raw material prices, primarily copper.  Depreciation and amortization decreased from $26.3 million in 2009 to $24.9 million in 2010 due to reduced depreciation expense resulting from certain assets becoming fully depreciated.  Selling, general, and administrative expenses increased from $74.4 million in 2009 to $78.6 million in 2010.  The increase is primarily due to increased sales and distribution expenses resulting from higher sales volume and increased employment costs, including incentive compensation of $1.6 million.  During 2009, the segment recorded non-cash impairment charges of $19.5 million primarily related to goodwill.  Operating income for the segment increased from $27.0 million to $83.7 million due to higher sales volume in the segment’s core product lines, increased spreads in core products especially in copper tube and fittings.

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

Index

Liquidity and Capital Resources

Cash and cash equivalents increased to $514.2 million at December 31, 2011, from $394.1 million at December 25, 2010, for a net increase of $120.1 million.  Major components of the 2011 change included $153.7 million of cash provided by operating activities, $26.7 million of cash used in investing activities and $6.9 million of cash used in financing activities.

Of the cash and cash equivalents held at December 31, 2011, $87.4 million was held by foreign subsidiaries.  The Company expects to repatriate $0.8 million of this cash and has accrued deferred tax on these earnings.  All other earnings of the foreign subsidiaries are considered to be permanently reinvested, and it is not practicable to compute the potential deferred tax liability associated with these undistributed foreign earnings.  The Company believes that cash held domestically, funds available through the Credit Facility, and cash generated from U.S. based operations will be adequate to meet the future needs of the U.S. based operations.

The primary components of cash provided by operating activities were consolidated net income of $87.1 million, insurance proceeds of $10.0 million resulting from an advance on the Wynne, Arkansas fire claim, changes in working capital, and non-cash adjustments primarily consisting of depreciation and amortization of $37.3 million.  Major changes in working capital included a $28.7 million decrease in trade accounts receivable, $15.7 million increase in inventories and a $8.0 million increase in current liabilities.  Changes in the components of working capital, especially accounts receivable and inventories, are heavily driven by the changes in raw material prices, primarily copper.

The Company spent approximately $1.4 million during 2011 for environmental matters.  As of December 31, 2011, the Company expects to spend $1.3 million in 2012, $1.1 million in 2013, $1.0 million in 2014, $0.5 million in 2015, $0.5 million in 2016, and $9.0 million thereafter for ongoing projects.  The timing of a potential payment for a $9.5 million settlement offer has not yet been determined.

The major components of net cash used in investing activities during 2011 included $18.8 million used for capital expenditures and $6.9 million used for the acquisition of the assets of Tube Forming, L.P.  Net cash used in financing activities totaled $6.9 million, which consists primarily of $15.1 million used for payment of regular quarterly dividends to stockholders of the Company.  This was partially offset by $3.9 million in net proceeds from the exercise of incentive stock options and $6.2 million of net withdrawals from the joint venture’s credit facility.

On March 7, 2011, the Company entered into a Credit Agreement (Credit Facility) with a syndicate of banks establishing a $350 million revolving credit facility, which matures March 7, 2016.  The Credit Facility contains similar provisions and replaces the Company’s prior credit agreement dated December 1, 2006.  At year-end, the Company had no borrowings against the Credit Facility.  Approximately $11.3 million in letters of credit were backed by the Credit Facility at the end of 2011.  As of December 31, 2011, the Company’s total debt was $197.7 million or 18 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of December 31, 2011, the Company was in compliance with all of its debt covenants.

Index

Contractual cash obligations of the Company as of December 31, 2011 included the following:

		Payments Due by Year
(In millions)	Total	2012	2013-2014	2015-2016	Thereafter

Debt	$197.7	$41.3	$150.2	$2.0	$4.2
Interest on fixed rate debt	26.7	8.9	17.8	—	—
Consulting Agreement (1)	6.7	1.3	2.7	2.0	0.7
Operating leases	34.2	7.8	11.7	8.3	6.4
Purchase commitments (2)	391.1	391.0	0.1	—	—

Total contractual cash obligations	$656.4	$450.3	$182.5	$12.3	$11.3

(1)	See Note 10 to Consolidated Financial Statements.

(2)
The Company has contractual supply commitments for raw materials totaling $388 million at year-end prices; these contracts contain variable pricing based on Comex and the London Metals Exchange (LME).  These commitments are for purchases of raw materials that are expected to be consumed in the ordinary course of business.

The above obligations will be satisfied with existing cash, the Credit Facility, and cash generated by operations.  Cash flows to fund pension and other postretirement benefit obligations were $4.0 million in 2011 and $4.1 million in 2010.  The Company has no off-balance sheet financing arrangements except for the operating leases identified above.

Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.  The price of copper has fluctuated significantly and averaged approximately $2.35 in 2009, $3.43 in 2010, and $4.01 in 2011.  Copper was very volatile during 2011, averaging as high as $4.49 per pound during February 2011 and as low as $3.34 per pound during October 2011, and closing at $3.43 per pound.

The Company’s Board of Directors declared a regular quarterly dividend of 10 cents per share on its common stock during each quarter of 2011, 2010, and 2009.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

Management believes that cash provided by operations, the Credit Facility, and currently available cash of $514.2 million will be adequate to meet the Company’s normal future capital expenditure and operational needs.  The Company’s current ratio (current assets divided by current liabilities) was 4.8 to 1 as of December 31, 2011.  In addition, in January 2012, the Company received a second advance from the insurance company totaling $40 million related to the Wynne, Arkansas fire claim.

The Company’s Board of Directors has extended, until October 2012, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 31, 2011, the Company had repurchased approximately 2.4 million shares under this authorization.  In addition, the Company may repurchase portions of its 6% Subordinated Debentures through open market transactions or through privately negotiated transactions.

Index

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

The Company occasionally enters into forward fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with forward fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (OCI) and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At year-end, the Company held open futures contracts to purchase approximately $21.1 million of copper over the next nine months related to fixed-price sales orders.

The Company may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to futures positions are deferred in equity as a component of OCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  There were no open futures contracts to purchase natural gas at December 31, 2011.

Interest Rates

At December 31, 2011 and December 25, 2010, the fair value of the Company’s debt was estimated at $197.0 million and $189.9 million, respectively, primarily using market yields and taking into consideration the underlying terms of the debt.  Such fair value was less than the carrying value of debt at December 31, 2011 and December 25, 2010 by $0.7 million and $0.3 million, respectively.  Market risk is estimated as the potential change in fair value resulting from a hypothetical 10 percent decrease in interest rates and amounted to $1.7 million at December 31, 2011 and $2.8 million at December 25, 2010.

The Company had variable-rate debt outstanding of $49.6 million at December 31, 2011 and $42.1 million at December 25, 2010.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pre-tax earnings and cash flows.  The primary interest rate exposures on floating-rate debt are based on LIBOR and the base-lending rate published by the People’s Bank of China.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  The Company may utilize certain futures contracts or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of OCI and reflected in earnings upon collection of receivables.  At December 31, 2011, the Company had open forward contracts with a financial institution to sell approximately 1.6 million Canadian dollars through March 2012 and 0.6 million Euros through February 2012.

Index

The Company’s primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars.  The primary currencies to which the Company is exposed include the Canadian dollar, the British pound sterling, the euro, the Mexican peso, and the Chinese renminbi.  The Company generally views as long-term its investments in foreign subsidiaries with a functional currency other than the U.S. dollar.  As a result, the Company generally does not hedge these net investments.  The net investment in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates was $180.8 million at December 31, 2011 and $188.2 million at December 25, 2010.  The potential loss in value of the Company’s net investment in foreign subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at December 31, 2011 and December 25, 2010 amounted to $18.1 million and $18.8 million, respectively.  This change would be reflected in the foreign currency translation component of OCI in the equity section of the Company’s Consolidated Balance Sheets, until the foreign subsidiaries are sold or otherwise disposed.

During 2011, exchange rates with respect to many foreign currencies fluctuated significantly with respect to the U.S. dollar.  The Company has significant investments in foreign operations whose functional currency is the British pound sterling and the Mexican peso.  The Mexican peso decreased approximately 11.4 percent relative to the U.S. dollar during 2011.  The resulting foreign currency translation gains and losses are recorded as a component of OCI.

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

Index

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

Environmental expenses that relate to ongoing operations are included as a component of cost of goods sold.  Environmental expenses related to non-operating properties are included in other income (expense), net in the Consolidated Statements of Income.

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

Index

Cautionary Statement Regarding Forward-Looking Information

This Annual Report contains various forward-looking statements and includes assumptions concerning the Company’s operations, future results, and prospects.  These forward-looking statements are based on current expectations and are subject to risk and uncertainties.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political, and technological factors, among others, which could cause actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

In addition to those factors discussed under “Risk Factors” in this Annual Report on Form 10-K, such factors include: (i) the current and projected future business environment, including interest rates and capital and consumer spending; (ii) the domestic housing and commercial construction industry environment; (iii) the extent and duration of the recovery from the 2008 through 2010 economic decline; (iv) availability and price fluctuations in commodities (including copper, natural gas, and other raw materials, including crude oil that indirectly affects plastic resins); (v) competitive factors and competitor responses to the Company’s initiatives; (vi) stability of government laws and regulations, including taxes; (vii) availability of financing; and (viii) continuation of the environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates.

Index

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2011, December 25, 2010, and December 26, 2009

(In thousands, except per share data)	2011	2010	2009

Net sales	$2,417,797	$2,059,797	$1,547,225

Cost of goods sold	2,115,677	1,774,811	1,327,022
Depreciation and amortization	36,865	40,364	41,568
Selling, general, and administrative expense	135,953	131,211	116,660
Litigation settlement	(10,500)	—	—
Insurance settlements	—	(22,736)	—
Impairment charges	—	—	29,755

Operating income	139,802	136,147	32,220

Interest expense	(11,553)	(11,647)	(9,963)
Other income (expense), net	1,912	(2,650)	872

Income before income taxes	130,161	121,850	23,129

Income tax expense	(43,075)	(34,315)	(17,792)

Consolidated net income	87,086	87,535	5,337

Less net income attributable to noncontrolling interest	(765)	(1,364)	(662)

Net income attributable to Mueller Industries, Inc.	$86,321	$86,171	$4,675

Weighted average shares for basic earnings per share	37,835	37,672	37,336
Effect of dilutive stock-based awards	361	97	88

Adjusted weighted average shares for diluted earnings per share	38,196	37,769	37,424

Basic earnings per share	$2.28	$2.29	$0.13

Diluted earnings per share	$2.26	$2.28	$0.12

Dividends per share	$0.40	$0.40	$0.40

See accompanying notes to consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2011 and December 25, 2010

(In thousands, except share data)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$514,162	$394,139
Accounts receivable, less allowance for doubtful accounts of $1,564 in 2011 and $5,447 in 2010	250,027	269,258
Inventories	219,193	209,892
Current deferred income taxes	21,104	19,227
Other current assets	22,213	19,798

Total current assets	1,026,699	912,314

Property, plant, and equipment, net	203,744	229,498
Goodwill, net	102,250	102,250
Other assets	14,911	14,934

Total Assets	$1,347,604	$1,258,996

Liabilities
Current liabilities:
Current portion of debt	$41,265	$32,020
Accounts payable	65,545	67,849
Accrued wages and other employee costs	39,319	33,338
Other current liabilities	67,115	61,920

Total current liabilities	213,244	195,127

Long-term debt, less current portion	156,476	158,226
Pension liabilities	32,839	18,249
Postretirement benefits other than pensions	21,405	22,690
Environmental reserves	22,892	23,902
Deferred income taxes	14,856	24,081
Other noncurrent liabilities	1,130	824

Total liabilities	462,842	443,099

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 40,091,502; outstanding 38,236,568 in 2011 and 37,854,760 in 2010	401	401
Additional paid-in capital	266,936	263,233
Retained earnings	682,380	611,279
Accumulated other comprehensive loss	(49,409)	(37,046)
Treasury common stock, at cost	(44,620)	(49,131)

Total Mueller Industries, Inc. stockholders' equity	855,688	788,736
Noncontrolling interest	29,074	27,161

Total equity	884,762	815,897

Commitments and contingencies	—	—

Total Liabilities and Equity	$1,347,604	$1,258,996

See accompanying notes to consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, December 25, 2010, and December 26, 2009

(In thousands)	2011	2010	2009
Operating activities:
Consolidated net income	$87,086	$87,535	$5,337
Reconciliation of net income to net cash provided by operating activities:
Depreciation	35,966	39,656	40,867
Amortization of intangibles	899	708	701
Amortization of debt issuance costs	397	288	190
Stock-based compensation expense	3,482	2,877	2,633
Insurance settlements	—	(22,736)	—
Insurance proceeds – noncapital related	10,000	5,561	7,338
Income tax benefit from exercise of stock options	(853)	(145)	(203)
Impairment charges	—	—	29,755
Deferred income taxes	(4,190)	(6,627)	(2,554)
Doubtful accounts receivable	(229)	4,763	506
Gain on early retirement of debt	—	—	(128)
(Gain) loss on disposal of properties	(202)	756	683
Changes in assets and liabilities, net of businesses acquired:
Receivables	28,716	(46,494)	(6,988)
Inventories	(15,678)	(17,248)	22,699
Other assets	460	2,974	(505)
Current liabilities	7,966	4,913	(21,161)
Other liabilities	(1,593)	(623)	(1,808)
Other, net	1,522	199	26

Net cash provided by operating activities	153,749	56,357	77,388

Investing activities:
Capital expenditures	(18,751)	(18,678)	(13,942)
Acquisition of businesses	(6,882)	(2,021)	—
Proceeds from sales of properties	1,984	71	611
Net (deposits into) withdrawals from restricted cash balances	(3,055)	(156)	7,013
Insurance proceeds	—	18,798	—

Net cash used in investing activities	(26,704)	(1,986)	(6,318)

Financing activities:
Repayments of long-term debt	(750)	—	(370)
Dividends paid to stockholders of Mueller Industries, Inc.	(15,146)	(15,074)	(14,944)
Dividends paid to noncontrolling interests	—	(741)	(1,449)
Issuance of debt by joint venture, net	6,162	6,848	131
Net proceeds from the exercise of stock options	3,880	2,428	8,275
Income tax benefit from exercise of stock options	853	145	203
Debt issuance costs	(1,943)	—	—

Net cash used in financing activities	(6,944)	(6,394)	(8,154)

Effect of exchange rate changes on cash	(78)	161	4,225

Increase in cash and cash equivalents	120,023	48,138	67,141
Cash and cash equivalents at the beginning of the year	394,139	346,001	278,860

Cash and cash equivalents at the end of the year	$514,162	$394,139	$346,001

For supplemental disclosures of cash flow information, see Notes 1, 5, 7, and 14.
See accompanying notes to consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2011, December 25, 2010, and December 26, 2009

	2011		2010		2009
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at beginning of year	40,092	$401	40,092	$401	40,092	$401
Balance at end of year	40,092	$401	40,092	$401	40,092	$401

Additional paid-in capital:
Balance at beginning of year		$263,233		$262,166		$262,378
Issuance of shares under incentive stock option plans		2,340		(394)		(1,295)
Stock-based compensation expense		3,482		2,877		2,633
Income tax benefit from exercise of stock options		853		145		203
Write-off of excess tax benefits arising from the exercise of stock options		—		—		(353)
Issuance of restricted stock		(2,972)		(1,561)		(1,400)

Balance at end of year		$266,936		$263,233		$262,166

Retained earnings:
Balance at beginning of year		$611,279		$540,218		$550,501
Net income attributable to Mueller Industries, Inc.		86,321		86,171		4,675
Dividends paid or payable to stockholders of Mueller Industries, Inc.		(15,220)		(15,110)		(14,958)

Balance at end of year		$682,380		$611,279		$540,218

Accumulated other comprehensive (loss) income:
Foreign currency translation		$(916)		$(977)		$13,278
Net change with respect to derivative instruments and hedging activities, net of tax of $559, $(191), and $(1,794)		(988)		376		4,097
Net actuarial loss on pension and postretirement obligations, net of tax of $4,786, $1,631, and $2,138		(10,378)		(402)		(5,655)
Other, net		(81)		61		289

Total other comprehensive (loss) income attributable to Mueller Industries, Inc.		(12,363)		(942)		12,009
Balance at beginning of year		(37,046)		(36,104)		(48,113)

Balance at end of year		$(49,409)		$(37,046)		$(36,104)

Index

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(continued)
Years Ended December 31, 2011, December 25, 2010, and December 26, 2009

	2011		2010		2009
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Treasury stock:
Balance at beginning of year	2,237	$(49,131)	2,442	$(53,514)	2,949	$(64,484)
Issuance of shares under incentive stock option plans	(464)	10,637	(149)	3,240	(477)	10,440
Repurchase of common stock	214	(9,098)	15	(418)	34	(870)
Issuance of restricted stock	(132)	2,972	(71)	1,561	(64)	1,400

Balance at end of year	1,855	$(44,620)	2,237	$(49,131)	2,442	$(53,514)

Noncontrolling interest:
Balance at beginning of year		$27,161		$25,775		$24,582
Net income attributable to noncontrolling interest		765		1,364		662
Dividends paid to noncontrolling interests		—		(741)		(1,449)
Net change with respect to derivative instruments and hedging activities, net of tax of $(279)		—		—		1,952
Foreign currency translation		1,148		763		28

Balance at end of year		$29,074		$27,161		$25,775

Comprehensive income:
Consolidated net income		$87,086		$87,535		$5,337
Consolidated other comprehensive (loss) income		(11,215)		(180)		13,989

Consolidated comprehensive income		75,871		87,355		19,326
Less: comprehensive income attributable to noncontrolling interest		(1,913)		(2,127)		(2,642)

Comprehensive income attributable to Mueller Industries, Inc.		$73,958		$85,228		$16,684

See accompanying notes to consolidated financial statements.

Index

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

The principal business of Mueller Industries, Inc. is the manufacture and sale of copper tube and fittings; line sets; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic pipe, fittings and valves; steel nipples; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies.  The Company also resells imported brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products.  The Company markets its products to the HVAC, plumbing, refrigeration, hardware, and other industries.  Mueller's operations are located throughout the United States and in Canada, Mexico, Great Britain, and China.

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

Cash Equivalents

Temporary investments with original maturities of three months or less are considered to be cash equivalents.  These investments are stated at cost.  At December 31, 2011 and December 25, 2010, temporary investments consisted of money market mutual funds, commercial paper, bank repurchase agreements, and U.S. and foreign government securities totaling $322.1 million and $315.9 million, respectively.  Included in other current assets is restricted cash of $13.0 million and $9.2 million at December 31, 2011 and December 25, 2010, respectively.  These amounts represent required deposits into brokerage accounts that facilitate the Company’s hedging activities and deposits that secure certain short-term notes issued under Mueller-Xingrong’s credit facility.

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

The Company evaluates the carrying value of property, plant, and equipment whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations.  If an impairment exists, the net book values are reduced to fair value.

Goodwill

Goodwill represents cost in excess of fair values assigned to the underlying net assets of acquired businesses.  Goodwill is subject to impairment testing, which is performed by the Company as of the first day of the fourth quarter of each fiscal year, unless circumstances dictate more frequent testing.  For testing purposes, the Company defines reporting units as components of its operating segments; components of a segment having similar economic characteristics are combined.  The annual impairment test is a two-step process.  The first step is the estimation of fair value of reporting units that have goodwill.  If this estimate indicates that impairment potentially exists, the second step (step two) is performed.  Step two, used to measure the amount of goodwill impairment loss, compares the implied fair value of goodwill to the carrying value.  In step two the Company is required to allocate the fair value of each reporting unit, as determined in step one, to the fair value of the reporting unit’s assets and liabilities, including unrecognized intangible assets and corporate allocation where applicable, in a hypothetical purchase price allocation as if the reporting unit had been purchased on that date.  If the implied fair value of goodwill is less than the carrying value, an impairment charge is recorded.  As discussed in Note 4, impairment charges were recognized in 2009.  There can be no assurance that additional goodwill impairment will not occur in the future.

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

Environmental expenses that relate to ongoing operations are included as a component of cost of goods sold.  Environmental expenses related to non-operating properties are included in other income (expense), net on the Consolidated Statements of Income.

Index

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards calculated using the treasury stock method.  Approximately 1.3 million and 1.2 million stock options were excluded from the computation of diluted earnings per share in 2010, and 2009, respectively, as the options' exercise price was higher than the average market price of the Company's stock.

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

Index

Derivative Instruments and Hedging Activities

The Company has utilized futures contracts to manage the volatility related to purchases of copper and natural gas, and certain transactions denominated in foreign currencies.  In addition, the Company has, in the past, reduced its exposure to increases in interest rates by entering into an interest rate swap contract.  These contracts have been designated as cash flow hedges.  The Company has also utilized futures contracts to protect the value of its copper inventory on hand and firm commitments to purchase copper through fair value hedges.  The Company accounts for financial derivative instruments by applying hedge accounting rules.  These rules require the Company to recognize all derivatives, as defined, as either assets or liabilities measured at fair value.  If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized as a component of OCI until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  Gains and losses recognized by the Company related to the ineffective portion of its hedging instruments, as well as gains and losses related to the portion of the hedging instruments excluded from the assessment of hedge effectiveness, were not material to the Company’s Consolidated Financial Statements.  Should these contracts no longer meet hedge criteria either through lack of effectiveness or because the hedged transaction is not probable of occurring, all deferred gains and losses related to the hedge will be immediately reclassified from OCI into earnings.  Depending on position, the unrealized gain or loss on futures contracts are classified as other current assets or other current liabilities in the Consolidated Balance Sheets, and any changes thereto are recorded in changes in assets and liabilities in the Consolidated Statements of Cash Flows.

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

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.  Primarily using market yields, the fair value of the Company’s debt instruments were estimated to be $197.0 million and $189.9 million at December 31, 2011 and December 25, 2010, respectively.  Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument (Level 2 hierarchy as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820)).

Foreign Currency Translation

For foreign subsidiaries in which the functional currency is other than the U.S. dollar, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year.  Translation gains and losses are included in equity as a component of OCI.  Included in the Consolidated Statements of Income were transaction losses of $0.7 million in 2011, $2.2 million in 2010, and $0.2 million in 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Index

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-05, Presentation of Comprehensive Income. (ASU 2011-05)  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the consolidated statement of shareholder’s equity and comprehensive income and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-05 concerns presentation and disclosure only and will not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) (ASU 2011-04).  This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This pronouncement is effective for reporting periods beginning on or after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations, or cash flows.

Note 2 – Inventories

(In thousands)	2011	2010

Raw materials and supplies	$42,281	$47,737
Work-in-process	38,420	34,784
Finished goods	143,648	131,921
Valuation reserves	(5,156)	(4,550)

Inventories	$219,193	$209,892

Inventories valued using the LIFO method totaled $15.1 million at December 31, 2011 and $21.2 million at December 25, 2010.  At December 31, 2011 and December 25, 2010, the approximate FIFO cost of such inventories was $101.2 million and $126.8 million, respectively.  Additionally, the Company valued certain inventories purchased for resale on an average cost basis.  The values of those inventories were $44.9 million at December 31, 2011 and $36.4 million at December 25, 2010.

During 2011, inventory quantities valued using the LIFO method declined which resulted in liquidation of LIFO inventory layers.  This liquidation resulted from intercompany sales; therefore the gain from the LIFO liquidation of approximately $8.0 million was deferred.  The deferred gain will decrease cost of sales in the future period that the inventory is sold to third parties.

At December 31, 2011, the FIFO value of inventory consigned to others was $2.9 million compared with $2.6 million at the end of 2010.

Index

Note 3 – Property, Plant, and Equipment, Net

(In thousands)	2011	2010

Land and land improvements	$10,932	$12,150
Buildings	110,456	115,919
Machinery and equipment	541,793	558,775
Construction in progress	10,137	4,445

	673,318	691,289
Less accumulated depreciation	(469,574)	(461,791)

Property, plant, and equipment, net	$203,744	$229,498

Note 4 – Goodwill

The changes in the carrying amount of goodwill were as follows:

(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Total

Balance at December 31, 2011, December 25, 2010, and December 26, 2009:
Goodwill	$141,684	$9,971	$151,655
Accumulated impairment	(39,434)	(9,971)	(49,405)

Goodwill, net	$102,250	$—	$102,250

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

There were no impairment charges resulting from the 2011 or 2010 impairment tests since the estimated fair value substantially exceeded the carrying value.  During 2009, the Company incurred impairment charges of $28.6 million.  In the Plumbing and Refrigeration segment, the Company recognized goodwill impairment charges of $18.6 million at Mueller Primaflow, the Company’s import distribution business located in the U.K.  In the OEM segment, the Company recognized goodwill impairment charges of $10.0 million at the following reporting units: (i) Impacts & Micro Gauge, (ii) Gas Products, and (iii) Mueller-Xingrong.  The impairment charges resulted from diminished operating results and cash flows due to weak demand and economic conditions of the markets in which the business units participate.  The Company reviewed the long-lived assets contained within the impaired reporting units, in accordance with the provisions of ASC 360, Property, Plant, and Equipment.  The Company determined that the undiscounted cash flows related to these assets or asset groups were in excess of their carrying value and therefore were not impaired.

The projections used to assist in the determination of the fair value of the reporting units were based on the Company’s most recent annual operating plan.  Those projections are directly impacted by the condition of the markets in which the Company’s businesses participate.  For the reporting units included in the Plumbing & Refrigeration segment, the projections reflect, among other things, the decline of the residential construction market over the past several years.  The OEM segment is also impacted by the residential construction market.  Additionally, this segment is linked to the automotive industry, which was adversely affected by the economic downturn in 2008 and 2009.

Index

Note 5 – Debt

(In thousands)	2011	2010

6% Subordinated Debentures, due 2014	$148,176	$148,176
2001 Series IRB’s with interest at 1.23%, due through 2021	9,250	10,000
Mueller-Xingrong line of credit with interest at 6.89%, due 2012	40,265	32,020
Other	50	50

	197,741	190,246
Less current portion of debt	(41,265)	(32,020)

Long-term debt	$156,476	$158,226

On October 26, 2004, as part of a Special Dividend, the Company issued $299.5 million in principal amount of its 6% Subordinated Debentures (the Debentures) due November 1, 2014.  Interest on the Debentures is payable semi-annually on May 1 and November 1.  The Company may repurchase the Debentures through open market transactions or through privately negotiated transactions.  Since issuance of the Debentures, the Company has repurchased and extinguished $151.3 million in principal amount of the Debentures, of which $0.5 million were repurchased in 2009.  The Debentures may be redeemed in whole at any time or in part from time-to-time at the option of the Company at a price of 100 percent of the principal amount.

On March 7, 2011, the Company executed a Credit Agreement (the Agreement) with a syndicate of banks establishing an unsecured $350 million revolving credit facility (the Credit Facility) which matures March 7, 2016.  Borrowings under the Credit Facility bear interest, at the Company’s option, at LIBOR or Base Rate as defined by the Credit Agreement, plus a variable premium.  LIBOR advances may be based upon the one, two, three, or six-month LIBOR.  The variable premium over LIBOR is based on certain financial ratios, and can range from 150 to 200 basis points for LIBOR based loans and 50 to 100 basis points for Base Rate loans.  At December 31, 2011, the premium was 175 basis points for LIBOR loans and 75 basis points for Base Rate loans.  Additionally, a facility fee is payable quarterly on the total commitment and varies from 25 to 37.5 basis points based upon the Company’s capitalization ratio.  Availability of funds under the Credit Facility is reduced by the amount of certain outstanding letters of credit, which are used to secure the Company's payment of insurance deductibles and certain retiree health benefits, totaling approximately $11.3 million at December 31, 2011.  Terms of the letters of credit are generally one year but are renewable annually.  There were no borrowings outstanding as of December 31, 2011.

On July 29, 2011, Mueller-Xingrong entered into a credit agreement (the JV Credit Agreement) with a syndicate of four banks establishing a secured RMB 350 million, or approximately $50 million revolving credit facility with a maturity date of July 28, 2012.  The JV Credit Agreement replaced the previous secured RMB 330 million financing agreement that was scheduled to mature on July 16, 2011.  Borrowings under the JV Credit Agreement are secured by the real property and equipment of Mueller-Xingrong and bear interest at 105 percent of the latest base-lending rate published by the People’s Bank of China (totaling 6.89 percent at December 31, 2011).

Borrowings under the Agreement and the JV Credit Agreement require, among other things, the satisfaction of certain financial ratios.  The JV Credit Agreement also requires lender consent for the payment of dividends.  At December 31, 2011, the Company was in compliance with all debt covenants.

Aggregate annual maturities of the Company’s debt are $41.3 million in 2012, $1.0 million in 2013, $149.2 million in 2014, $1.0 million in 2015, $1.0 million in 2016, and $4.2 million thereafter.  Interest paid in 2011, 2010, and 2009 was $10.8 million, $11.4 million, and $10.1 million, respectively.  No interest was capitalized in 2011, 2010, or 2009.

Index

Note 6 –Equity

The Company’s Board of Directors has extended, until October 2012, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 31, 2011, the Company had repurchased approximately 2.4 million shares under this authorization.

Components of accumulated other comprehensive loss are as follows:

(In thousands)	2011	2010

Cumulative foreign currency translation adjustment	$(10,396)	$(9,480)
Unrecognized prior service cost, net of income tax	(13)	(13)
Unrecognized actuarial net loss, net of income tax	(38,667)	(28,289)
Unrecognized derivative gains, net of income tax	(422)	566
Unrealized gain on marketable securities, net of income tax	89	170

Accumulated other comprehensive loss	$(49,409)	$(37,046)

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in foreign subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar.  During 2011, the value of the Mexican peso decreased approximately 11.4 percent relative to the U.S. dollar.

Note 7 – Income Taxes

The components of income (loss) before income taxes were taxed under the following jurisdictions:

(In thousands)	2011	2010	2009

Domestic	$118,208	$88,262	$36,478
Foreign	11,953	33,588	(13,349)

Income before income taxes	$130,161	$121,850	$23,129

Index

Income tax expense consists of the following:

(In thousands)	2011	2010	2009

Current tax expense:
Federal	$43,127	$32,132	$14,834
Foreign	1,740	6,292	3,248
State and local	2,398	2,518	2,264

Current tax expense	47,265	40,942	20,346

Deferred tax (benefit) expense:
Federal	(6,480)	(4,057)	(4,321)
Foreign	344	(2,036)	3,893
State and local	1,946	(534)	(2,126)

Deferred tax (benefit) expense	(4,190)	(6,627)	(2,554)

Income tax expense	$43,075	$34,315	$17,792

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

The difference between the reported income tax expense and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes is reconciled as follows:

(In thousands)	2011	2010	2009

Expected income tax expense	$45,556	$42,647	$8,095
State and local income tax, net of federal benefit	4,267	2,867	2,844
Effect of foreign statutory rate different from U.S. and other foreign adjustments	(560)	(2,143)	435
Valuation allowance changes	(443)	(5,496)	52
U.S. production activities deduction	(3,850)	(2,975)	(700)
Gain on early retirement of debt	—	—	(45)
Goodwill impairment	—	—	8,728
Tax contingency changes	(1,934)	(1,516)	(973)
Other, net	39	931	(644)

Income tax expense	$43,075	$34,315	$17,792

During 2011, the Company released a valuation allowance of $0.4 million, or one cent per diluted share, due to the expectation that certain state tax attributes will be utilized.

During 2010, as a result of income from an insurance settlement in a foreign jurisdiction, the Company utilized a deferred tax asset and released a related valuation allowance of $5.5 million, or 15 cents per diluted share.  Additional valuation allowance releases totaled $1.1 million, or 3 cents per diluted share, due to the expectation that certain state tax attributes will be utilized.  The Company also added a valuation allowance of $1.1 million, or 3 cents per diluted share, to offset a foreign deferred tax asset generated during 2010.

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

The following summarizes the activity related to the Company’s unrecognized tax benefits:

(In thousands)	2011	2010

Beginning balance	$8,565	$11,282
Increases related to prior year tax positions	—	134
Increases related to current year tax positions	—	47
Decreases related to prior year tax positions	(802)	(612)
Decreases related to settlements with taxing authorities	—	(392)
Decreases due to lapses in the statute of limitations	(1,191)	(1,894)

Ending balance	$6,572	$8,565

Federal income tax benefits associated with state tax uncertainties and interest on federal tax uncertainties are recorded as a deferred tax asset.  As of December 31, 2011, this asset totaled $0.2 million.  Of the $6.6 million total unrecognized tax benefits and $0.2 million of accrued interest, up to $4.0 million could affect the effective tax rate, if recognized.  Due to ongoing federal, state, and foreign income tax audits and potential lapses of the statutes of limitations in various taxing jurisdictions, it is reasonably possible that the Company’s unrecognized tax benefits and accrued interest may decrease in the next twelve months up to $3.6 million.

The Company includes interest and penalties related to income tax matters as a component of income tax expense.  Cumulative potential interest and penalties accrued related to unrecognized tax benefits totaled $0.2 million as of December 31, 2011 and $0.7 million as of December 25, 2010, without consideration of any applicable federal benefit.  The net reduction to income tax expense related to penalties and interest was $0.5 million in 2011, $0.2 million in 2010, and $0.7 million in 2009.

The Internal Revenue Service concluded the audit of the Company’s 2007 federal income tax return during 2010, the adjustments from which were immaterial.  Audit settlements of the 2004 and 2005 years in Mexico resulted in tax expense of $2.0 million, or 5 cents per diluted share during 2010.  The Company is currently under audit in various state jurisdictions.

The statute of limitations is still open for the Company’s federal tax return and most state income tax returns for the 2008 return and all subsequent years.  The statutes of limitations for certain state and foreign returns are also open for some earlier tax years due to ongoing audits and differing statute periods.  While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

Index

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In thousands)	2011	2010

Deferred tax assets:
Accounts receivable	$424	$1,961
Inventories	11,075	7,885
Other postretirement benefits and accrued items	13,880	13,889
Pension	19,262	14,764
Other reserves	14,671	13,516
Federal and foreign tax attributes	7,421	6,651
State tax attributes, net of federal benefit	30,478	32,138
Other	2,296	2,062

Total deferred tax assets	99,507	92,866
Less valuation allowance	(29,705)	(28,714)

Deferred tax assets, net of valuation allowance	69,802	64,152

Deferred tax liabilities:
Property, plant, and equipment	44,757	48,330
Foreign withholding tax	—	719
Pension	8,589	8,621
Other	893	1,093

Total deferred tax liabilities	54,239	58,763

Net deferred tax asset	$15,563	$5,389

As of December 31, 2011, after consideration of the federal impact, the Company had state income tax credit carryforwards of $0.6 million with various expirations through 2026, and other state income tax credit carryforwards of $15.4 million with unlimited lives.  The Company had state net operating loss (NOL) carryforwards with potential tax benefits of $14.4 million expiring between 2014 and 2026.  The state tax credit and NOL carryforwards are offset by valuation allowances totaling $22.8 million.

As of December 31, 2011, the Company had federal and foreign tax attributes with potential tax benefits of $7.4 million, of which $2.2 million has an unlimited life and $5.2 million expire from 2013 to 2018.  These attributes were offset by valuation allowances of $6.9 million.

Income taxes paid were approximately $45.9 million in 2011, $46.0 million in 2010, and $20.0 million in 2009.

Note 8 – Other Current Liabilities

Included in other current liabilities were accrued discounts and allowances of $40.8 million at December 31, 2011 and $35.8 million at December 25, 2010, and taxes payable of $9.3 million at December 31, 2011 and $8.6 million at December 25, 2010.

Index

Note 9 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The following tables provide a reconciliation of the changes in the plans' benefit obligations and the fair value of the plans' assets for 2011 and 2010, and a statement of the plans’ aggregate funded status as of December 31, 2011 and December 25, 2010 as follows:

	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010
Change in benefit obligation:
Obligation at beginning of year	$174,464	$164,644	$21,083	$21,381
Service cost	1,394	823	344	275
Interest cost	9,051	9,374	993	1,334
Actuarial loss (gain)	6,077	12,417	(1,369)	(697)
Benefit payments	(10,942)	(10,636)	(937)	(1,100)
Effect of curtailments and settlements	—	—	—	(167)
Foreign currency translation adjustment	297	(2,158)	(169)	57

Obligation at end of year	180,341	174,464	19,945	21,083

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	156,215	147,703	—	—
Actual return on plan assets	(1,306)	17,585	—	—
Employer contributions	3,094	3,042	937	1,100
Benefit payments	(10,942)	(10,636)	(937)	(1,100)
Foreign currency translation adjustment	441	(1,479)	—	—

Fair value of plan assets at end of year	147,502	156,215	—	—

Underfunded status at end of year	$(32,839)	$(18,249)	$(19,945)	$(21,083)

The following represents amounts recognized in accumulated OCI (before the effect of income taxes) at December 31, 2011 and December 25, 2010:

	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010

Unrecognized net actuarial loss	$58,436	$41,935	$118	$1,455
Unrecognized prior service cost	3	4	17	16

The Company sponsors one pension plan in the U.K. which comprised 36 percent and 35 percent of the above benefit obligation at December 31, 2011 and December 25, 2010, respectively, and 33 percent and 32 percent of the above plan assets at December 31, 2011 and December 25, 2010, respectively.

As of December 31, 2011, $3.7 million of the actuarial net loss will, through amortization, be recognized as components of net periodic benefit cost in 2012.

Index

In aggregate, the underfunded plans are recognized as a liability in the Consolidated Balance Sheets.  The amounts recognized as a liability are classified as current or long-term on a plan-by-plan basis.  Liabilities are classified as current to the extent the actuarial present value of benefits payable within the next 12 months exceed the fair value of plan assets, with all remaining amounts being classified as long-term.  As of December 31, 2011 and December 25, 2010, the total funded status of the plans recognized in the Consolidated Balance Sheets was as follows:

	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010

Current liability	$—	$—	$(1,333)	$(1,362)
Long-term liability	(32,839)	(18,249)	(18,612)	(19,721)

Total underfunded status	$(32,839)	$(18,249)	$(19,945)	$(21,083)

The components of net periodic benefit cost are as follows:

(In thousands)	2011	2010	2009
Pension benefits:
Service cost	$1,394	$823	$865
Interest cost	9,051	9,374	8,907
Expected return on plan assets	(11,569)	(11,443)	(10,732)
Amortization of prior service cost	2	294	305
Amortization of net loss	2,346	2,307	833

Net periodic benefit cost	$1,224	$1,355	$178

Other benefits:
Service cost	$344	$273	$235
Interest cost	993	1,333	1,824
Amortization of prior service (credit) cost	(3)	1	2
Amortization of net (gain) loss	(2)	156	156
Effect of curtailments and settlements	—	25	28

Net periodic benefit cost	$1,332	$1,788	$2,245

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

The weighted average assumptions used in the measurement of the Company's benefit obligations are as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010

Discount rate	4.80%	5.25%	4.97%	5.39%
Expected long-term return on plan assets	7.11%	7.51%	N/A	N/A
Rate of compensation increases	N/A	N/A	5.04%	5.04%
Rate of inflation	3.00%	3.40%	N/A	N/A

Index

The weighted average assumptions used in the measurement of the Company's net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009

Discount rate	5.25%	5.77%	6.44%	5.39%	6.08%	6.24%
Expected long-term return on plan assets	7.51%	8.04%	8.12%	N/A	N/A	N/A
Rate of compensation increases	3.40%	3.75%	2.75%	5.04%	5.04%	5.04%

The Company’s Mexican postretirement plans and the U.K. pension plan (prior to the execution of the Amendment) use the rate of compensation increase in the benefit formulas.  After execution of the Amendment, past service on the U.K. pension plan will be adjusted for the effects of inflation.  All other pension plans use benefit formulas based on length of service.

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to range from 6.55 to 10.00 percent for 2012, gradually decrease to 5.00 percent for 2021, and remain at that level thereafter.  The health care cost trend rate assumption could have a significant effect on the amounts reported.  For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation by $1.9 million and the service and interest cost components of net periodic postretirement benefit costs by $0.1 million for 2012.  Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation and the service and interest cost components of net periodic postretirement benefit costs for 2012 by $1.6 million and $0.1 million, respectively.

The weighted average asset allocation of the Company’s pension fund assets are as follows:

	Pension Plan Assets
Asset category	2011	2010

Equity securities (includes equity mutual funds)	80%	73%
Fixed income securities (includes fixed income mutual funds)	5	4
Cash and equivalents (includes money market funds)	8	16
Alternative investments	7	7

Total	100%	100%

At December 31, 2011, the Company’s target allocation, by asset category, of assets of its defined benefit pension plans was: (i) equity securities, including equity index funds – at least 60 percent; (ii) fixed income securities – not more than 25 percent; and (iii) alternative investments – not more than 20 percent.

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

Mutual funds – Valued at the net asset value of shares held by the plans at December 31, 2011, based upon quoted market prices.

Limited partnerships – Limited partnerships include investments in various Cayman Island multi-strategy hedge funds.  The plans’ investments in limited partnerships are valued at the estimated fair value of the class shares owned by the plans based upon the equity in the estimated fair value of those shares.  The estimated fair values of the limited partnerships are determined by the investment managers.  In determining fair value, the investment managers of the limited partnerships utilize the estimated net asset valuations of the underlying investment entities.  The underlying investment entities value securities and other financial instruments on a mark-to-market or estimated fair value basis.  The estimated fair value is determined by the investment managers based upon, among other things, the type of investments, purchase price, marketability, current financial condition, operating results, and other information.  The estimated fair values of substantially all of the investments of the underlying investment entities, which may include securities for which prices are not readily available, are determined by the investment managers or management of the respective underlying investment entities and may not reflect amounts that could be realized upon immediate sale.  Accordingly, the estimated fair values may differ significantly from the values that would have been used had a ready market existed for these investments.

The following table sets forth by level, within the fair value hierarchy, the assets of the plans at fair value as of December 31, 2011:

(In thousands)	Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3	Total

Cash and money market funds	$11,707	$—	$—	$11,707
Common stock (a)	58,498	—	—	58,498
Mutual funds (b)	19,054	47,098	—	66,152
Limited partnerships	—	—	11,145	11,145

Total	$89,259	$47,098	$11,145	$147,502

(a)
Approximately 88 percent of common stock represents investments in U.S. companies primarily in the health care, utilities, financials, consumer staples, industrials, information technology, and telecommunications sectors.  All investments in common stock are listed on U.S. stock exchanges.

(b)
Approximately 30 percent of mutual funds are actively managed funds and approximately 70 percent of mutual funds are index funds.  Additionally, 32 percent of the mutual funds’ assets are invested in U.S. equities, 57 percent in non-U.S. equities, and 11 percent in non-U.S. fixed income securities.

Index

The table below reflects the changes in the assets of the plan measured at fair value on a recurring basis using significant unobservable inputs (Level 3 hierarchy as defined by ASC 820) during the year ended December 31, 2011:

(In thousands)	Limited Partnerships

Balance, December 25, 2010	$11,590
Purchases	1,068
Redemptions	(1,668)
Net appreciation in fair value	155

Balance, December 31, 2011	$11,145

Redemption of the plans’ investments in limited partnerships requires advance written notice.  One of the funds can be redeemed quarterly with 60 days’ notice, and the other fund can be redeemed monthly with 30 days’ notice.  There are no other restrictions on the redemption of the investments.

The assets of the plans do not include investments in securities issued by the Company.  The Company expects to contribute approximately $1.5 million to its pension plans and $1.3 million to its other postretirement benefit plans in 2012.  The Company expects future benefits to be paid from the plans as follows:

(In thousands)	Pension Benefits	Other Benefits

2012	$10,311	$1,333
2013	10,384	1,350
2014	10,513	1,370
2015	10,657	1,433
2016	10,783	1,386
2017-2021	53,809	7,328

Total	$106,457	$14,200

The Company contributes to the I.A.M. National Pension Fund, National Pension Plan (I.A.M. Plan), a multiemployer defined benefit plan.  Participation in the I.A.M. Plan was negotiated under the terms of two collective bargaining agreements in Port Huron, Michigan, the Local 218 I.A.M. and Local 44 U.A.W that expire on May 1, 2013 and July 20, 2013, respectively.  The Employer Identification Number for this plan is 51-6031295.

The risks of participating in multiemployer plans are different from single-employer plans in the following aspects:  (i) Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (ii) if a participating employer stops contributing to the plan, the underfunded obligations of the plan may be borne by the remaining participating employers, (iii) if the Company chooses to stop participating in the plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company makes contributions to the I.A.M. Plan trusts that cover certain union employees; contributions by employees are not required nor are they permitted.  Contributions to the I.A.M. Plan were $0.9 million in 2011, $0.7 million in 2010, and $1.4 million in 2009.  The Company’s contributions are less than five percent of total employer contributions made to the I.A.M. Plan indicated in the most recently filed Form 5500.

Index

Under the Pension Protection Act of 2006, the I.A.M. Plan’s actuary must certify the plan’s zone status annually.  Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  If a plan is determined to be in endangered status, red zone or yellow zone, the plan’s trustees must develop a formal plan of corrective action, a Financial Improvement Plan and/or a Rehabilitation Plan.  For 2011 and 2010 the I.A.M. Plan was determined to have green zone status; therefore, no formal plan of corrective action is either pending or has been implemented.

The Company sponsors voluntary employee savings plans that qualify under Section 401(k) of the Internal Revenue Code of 1986.  Compensation expense for the Company’s matching contribution to the 401(k) plans was $3.0 million in 2011, $2.5 million in 2010, and $2.4 million in 2009.  The Company’s match is a cash contribution.  Participants direct the investment of their account balances by allocating among a range of asset classes including mutual funds (equity, fixed income, and balanced funds), and money market funds.  The plans do not allow direct investment in securities issued by the Company.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the Act) was enacted.  The Act mandates a method of providing for postretirement benefits to the United Mine Workers of America (UMWA) current and retired employees, including some retirees who were never employed by the Company.  In October 1993, beneficiaries were assigned to the Company and the Company began its mandated contributions to the UMWA Combined Benefit Fund, a multiemployer trust.  Beginning in 1994, the Company was required to make contributions for assigned beneficiaries under an additional multiemployer trust created by the Act, the UMWA 1992 Benefit Plan.  The ultimate amount of the Company’s liability under the Act will vary due to factors which include, among other things, the validity, interpretation, and regulation of the Act, its joint and several obligation, the number of valid beneficiaries assigned, and the extent to which funding for this obligation will be satisfied by transfers of excess assets from the 1950 UMWA pension plan and transfers from the Abandoned Mine Reclamation Fund.  Contributions to the plan were $338 thousand, $478 thousand, and $475 thousand for the years ended December 31, 2011, December 25, 2010, and December 26, 2009, respectively.

Note 10 – Commitments and Contingencies

Environmental

The Company is subject to environmental standards imposed by federal, state, local, and foreign environmental laws and regulations.  For all properties, the Company has provided and charged to expense $0.4 million in 2011, $5.4 million in 2010, and $1.1 million in 2009 for pending environmental matters.  Environmental costs related to non-operating properties are classified as a component of other income (expense), net and costs related to operating properties are classified as cost of goods sold.  Environmental reserves totaled $22.9 million at December 31, 2011 and $23.9 million at December 25, 2010.  As of December 31, 2011, the Company expects to spend on existing environmental matters $1.3 million in 2012, $1.1 million in 2013, $1.0 million in 2014, $0.5 million in 2015, $0.5 million in 2016, and $9.0 million thereafter.  The timing of a potential payment for a $9.5 million settlement offer has not yet been determined.

Non-operating Properties

Southeast Kansas Sites

By letter dated October 10, 2006, the Kansas Department of Health and Environment (KDHE) advised the Company that environmental contamination has been identified at a former smelter site in southeast Kansas.  KDHE asserts that the Company is a corporate successor to an entity that is alleged to have owned and operated the smelter from 1915 to 1918.  The Company has since been advised of a possible connection between that same entity and two other former smelter sites in Kansas.  KDHE has requested that the Company and other potentially responsible parties (PRPs) negotiate a consent order with KDHE to address contamination at these sites.  The Company has participated in preliminary discussions with KDHE and the other PRPs.  The Company believes it is not liable for the contamination but as an alternative to litigation, the Company has entered into settlement negotiations with one of the other PRPs.  The negotiations are ongoing.  In 2008, the Company established a reserve of $9.5 million for this matter.  Due to the ongoing nature of negotiations, the timing of potential payment has not yet been determined.  The Company has also agreed to share the costs of a preliminary site assessment at one of the former smelter sites with two other PRPs and currently is negotiating the terms of an agreement and work plan with KDHE by which the PRPs would study the site without conceding liability.

Index

Eureka Mills Site

On December 2, 2010, the United States District Court for Utah entered a consent decree between the Company, the United States and the State of Utah.  The decree resolves the claims asserted by the U.S. and the State of Utah related to Eureka Mills Superfund Site located in Juab County, Utah.  The Company’s connection to the Eureka Mills Site is through land within the site that was owned by Sharon Steel Corporation (Sharon), its predecessor, and a 1979 transaction with UV Industries (UV) in which Sharon allegedly assumed certain of UV’s liabilities.  During 2010, the Company provided $2.5 million to settle its claims, of which $250 thousand was paid to the State of Utah in December 2010 and the remainder was paid to the U.S. in February 2011.

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980’s, of sealing mine portals with concrete plugs in mine adits, which were discharging water.  The sealing program has achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 Order issued by the QCB, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage.  That order extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new permit will include an order requiring continued implementation of BMP through 2015 to address residual discharges of acid rock drainage.  At this site, MRRC spent approximately $0.6 million in 2011, $0.7 million in 2010 and $0.5 million in 2009, and estimates that it will spend between approximately $8.2 million and $11.5 million over the next 20 years.

Lead Refinery Site

U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of MRRC, has conducted corrective action and interim remedial activities and studies (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act.  Site Activities, which began in December 1996, have been substantially concluded.  Lead Refinery is required to perform monitoring and maintenance activities with respect to Site Activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management (IDEM) effective as of January 22, 2008.  Lead Refinery spent approximately $0.1 million annually in 2011, 2010 and 2009 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are between $2.1 million and $3.3 million over the next 20 years.

On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the U.S. Environmental Protection Agency (EPA) added the Lead Refinery site to the National Priorities List (NPL).  The NPL is a list of priority sites where the EPA has determined that there has been a release or threatened release of contaminants that warrant investigation and, if appropriate, remedial action.  The NPL does not assign liability to any party including the owner or operator of a property placed on the NPL.  The placement of a site on the NPL does not necessarily mean that remedial action must be taken.  On July 17, 2009, Lead Refinery received a written notice from the EPA that the agency is of the view that Lead Refinery may be a PRP under CERCLA in connection with the release or threat of release of hazardous substances including lead into a residential area adjacent to the site.  PRPs under CERCLA include current and former owners and operators of a site, persons who arranged for disposal or treatment of hazardous substances at a site, or persons who accepted hazardous substances for transport to a site.

Index

The Company monitors EPA releases and periodically communicates with the EPA to inquire of the status of the Lead Refinery site.  As of December 31, 2011, the EPA has not conducted an investigation of the Lead Refinery site, proposed remedies, or informed Lead Refinery that it is a PRP at the Lead Refinery site.  Until the extent of remedial action is determined, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to placement of this site on the NPL or in connection with the notice of potential liability concerning the residential area.  Lead Refinery lacks the financial resources needed to undertake any investigations or remedial action that may be required by the EPA pursuant to CERCLA.

Operating Properties

Mueller Copper Tube Products, Inc.

In 1999, Mueller Copper Tube Products, Inc. (MCTP), a wholly owned subsidiary, commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant.  MCTP is currently removing trichloroethylene, a cleaning solvent formerly used by MCTP, from the soil and groundwater.  On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation Report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater from the Arkansas Department of Environmental Quality (ADEQ).  The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.  Effective November 17, 2008, MCTP entered into a Settlement Agreement and Administrative Order by Consent to submit a Supplemental Investigation Work Plan (SIWP) and subsequent Final Remediation Work Plan for the site.  By letter dated January 20, 2010, ADEQ approved the SIWP as submitted, with changes acceptable to the Company.  On December 16, 2011, MCTP entered into an amended Administrative Order by Consent to prepare and implement a revised Remediation Work Plan regarding final remediation for the Site.  Costs to implement the work plans, including associated general and administrative costs, are approximately $0.9 million over the next 10 years.

Belding, Michigan Lead Matters

In 2009 and 2010, in response to requests from the Michigan Department of Environmental Quality (MDEQ), Extruded Metals, Inc. (Extruded), a wholly owned subsidiary, conducted stack emissions testing of the stationary sources at its Belding, Michigan facility (the Belding Facility).  The results of tests on the West Chip Dryer showed non-compliance with certain emission limitations in the facility’s air use permit for that process, including the limitation for lead.  Modifications were made to the emissions control equipment on the West Chip Dryer, and subsequent testing demonstrated all stationary sources at the Belding Facility to be in compliance with the requirements of their air use permits.

In December 2009 and August 2010, the MDEQ issued a notice of violation and an enforcement notice with respect to the prior West Chip Dryer permit violations.  Extruded entered into an administrative consent order (ACO) with the MDEQ to resolve the allegations contained in the notices.  Under the ACO, the MDEQ imposed and Extruded has paid a civil fine in the amount of $176 thousand as part of the resolution of those allegations.  Extruded has satisfied all of its obligations under the ACO.

Ambient air monitoring conducted by the MDEQ downwind of the Belding Facility demonstrated periodic exceedances of the new National Ambient Air Quality Standards (NAAQS) for lead.  The MDEQ requested that Extruded submit an application for a new air use permit for the Belding Facility that would ensure compliance with that new federal standard.  The application was submitted to the MDEQ on January 21, 2011, and the new air permit was issued on October 20, 2011.  The permit requires Extruded to raise the stack height on the facility’s West Chip Dryer that is presently in operation, and on the East Chip Dryer that is presently not in operations, before it is returned to operation.  Extruded has raised the stack height on the West Chip Dryer, and has no present plans to return the East Chip Dryer to operation.

Index

In October 2010, the MDEQ conducted testing of lead levels in soils on properties upwind and downwind of the Belding Facility.  Results of that testing showed exceedances of the Michigan generic residential direct contact cleanup criteria for lead on a number of the downwind properties.  Extruded has investigated the extent of this condition and performed remediation to the extent required by environmental laws and in accordance with a plan approved by the MDEQ in April 2011.  In January 2012, Extruded submitted a final Certification Report to the MDEQ documenting its completion of that remediation.  The Company provided $0.4 million in 2010 for this matter, and is pursuing potential remedies from the previous owner.  The Company does not expect additional material losses associated with these environmental matters.

In November 2010, Extruded received a request for information under Section 114(a) of the Clean Air Act from the EPA.  The focus of the EPA’s information request was the Belding Facility’s compliance with the National Emissions Standards for Hazardous Air Pollutants for Secondary Nonferrous Metals Processing Area Sources, 40 C.F.R. § 63.11462 (Subpart TTTTTT).  Extruded responded to the information request and advised the EPA of its position that it was not subject to regulation under Subpart TTTTTT.  The state has requested that Extruded request an applicability determination from the EPA.  The request has been made and Extruded is awaiting a response.

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

Carrier ACR Tube Action

The Company has been named as a defendant in a pending litigation (the Carrier ACR Tube Action) brought by Carrier Corporation, Carrier S.A., and Carrier Italia S.p.A. (collectively, Carrier), direct purchasers of copper tube.  The Carrier ACR Tube Action was filed in March 2006 in the United States District Court for the Western District of Tennessee.  The Carrier ACR Tube Action alleges anticompetitive activities with respect to the sale of copper tube used in, among other things, the manufacturing of air-conditioning and refrigeration units.  The Company and Mueller Europe, Limited (Mueller Europe) are named in the Carrier ACR Tube Action.  The Carrier ACR Tube Action seeks monetary and other relief.

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

Pursuant to stipulations of dismissal, the Court dismissed the Company’s and Mueller Europe’s cross-appeals against Carrier, and Carrier’s appeal as against the Company and Mueller Europe, in November 2011.  This matter is now resolved.

Index

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico to determine the final antidumping duties owed on U.S. imports during the period November 1, 2007, through October 31, 2008, by certain subsidiaries of the Company.  On April 19, 2010, the DOC published the final results of this review and assigned Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) an antidumping duty rate of 48.3 percent.  The Company has appealed the final determination to the U.S. Court of International Trade (CIT).  On December 16, 2011, the CIT issued a decision to remand the final results back to DOC to reconsider its decision.  DOC is ordered to file its remand results with the CIT by April 16, 2012.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve of approximately $4.2 million for this matter.

On December 23, 2009, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2008, through October 31, 2009, period of review.  The DOC selected Mueller Comercial as a respondent for this period of review.  On June 21, 2011, the DOC published the final results of this review and assigned Mueller Comercial an antidumping duty rate of 19.8 percent.  On August 22, 2011, the Company appealed the final results to the CIT.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve of approximately $1.0 million for this matter.

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

On November 22, 2010, the ITC issued its final affirmative determination that subject imports from China and Mexico threatened material injury to the domestic industry.  Also on November 22, 2010, the DOC published antidumping orders, with the effect that importers were required to post antidumping cash deposits at rates ranging from 24.89 percent to 27.16 percent (for subject imports from Mexico) and from 11.25 percent to 60.85 percent (for subject imports from China).

On December 22, 2010, certain Mexican parties requested panel reviews under the North American Free Trade Agreement (NAFTA) in order to appeal the ITC final determination as to Mexico.  Following a period of litigation, the last of the Mexican parties withdrew its allegations on December 8, 2011, with the effect that the ITC final determination as to Mexico shall remain in force.

On July 7, 2011, the DOC initiated a new shipper review of certain entries from a Mexican processor of copper tube, GD Affiliates S.de R.L. de C.V., in order to establish a company-specific dumping rate for this company based on the period November 22, 2010 through April 30, 2011.  The review is expected to be completed sometime in 2012.  At this time, the Company is unable to know the final disposition of the review.

Index

On December 31, 2011, the DOC initiated administrative reviews of several Chinese and Mexican copper tube producers and/or exporters to the United States — including  IUSA, S.A. de C.V. (Mexico), GD Affiliates S. de R.L. de C.V. (Mexico), Hong Kong GD Trading Co., Ltd. (Mexico), Nacional de Cobre, S.A. de C.V. (Mexico), Golden Dragon Holding Hong Kong International Co., Ltd. (China), Golden Dragon Precise Copper Tube Group, Inc. (China), Hong Kong GD Trading Co., Ltd. (China), Hong Kong Hailiang Metal Trading Limited (China), Luvata Alltop Zhongshan Ltd. (China), Luvata Tube Zhongshan Ltd. (China), Ningbo Jintian Copper Tube Co., Ltd. (China), Shanghai Hailiang Copper Co., Ltd. (China), Sinochem Ningbo Import & Export Co., Ltd. (China), Sinochem Ningbo Ltd. (China), Zhejiang Hailiang Co., Ltd. (China), Zhejiang Jiahe Pipes Inc. (China), and Zhejiang Naile Copper Co., Ltd. (China) — in order to establish company-specific dumping rates based on the period November 22, 2010 through October 31, 2011.  On February 22, 2012, the DOC rescinded its review of IUSA, S.A. de C.V. (Mexico).  The reviews are expected to be completed sometime in 2013.  At this time, the Company is unable to know the final disposition of these reviews.

Supplier Litigation

On May 6, 2011, the Company and two of its subsidiaries, Mueller Streamline Co. (Mueller Streamline) and B&K Industries, Inc. (B&K), filed a lawsuit in federal district court in Los Angeles, California against a former supplier, Xiamen Lota International Co., Ltd (Xiamen Lota), its U.S. sales representative (Lota USA), and certain other persons.  The lawsuit alleges that the defendants gave Peter D. Berkman, a former executive of the Company and B&K, an undisclosed interest in Lota USA, and made payments and promises of payment to him, in return for Peter Berkman maintaining the Company as a customer, increasing purchasing levels, and acquiescing to excessive pricing for Xiamen Lota products.  The lawsuit alleges violations of 18 U.S.C. §§ 1962(c) and (d) and state law unfair competition.  The lawsuit seeks compensatory, treble and punitive damages, and other appropriate relief.  All of the foreign defendants have been served under the Hague Convention and Xiamen Lota has withdrawn its motion contesting service of process (filed July 1, 2011).  On January 4, 2012, the foreign defendants filed a motion to dismiss the Company’s complaint for failure to state a claim, and also joined in Lota USA’s pending motion to dismiss (filed July 1, 2011).  Both motions to dismiss are scheduled to be heard on April 9, 2012.  On December 16, 2011, the Court granted Lota USA’s motion to disqualify the Company’s counsel and the Company has retained new counsel to represent it going forward in the lawsuit.  The Company believes that a material loss resulting from this litigation is remote.

On August 2, 2011, Xiamen Lota, and Lota Corp. filed suit in federal district court in Memphis, Tennessee against Mueller Industries, Inc. and Mueller Streamline (collectively Mueller).  This matter involves allegations of breach of contract and unjust enrichment arising out of dealing pursuant to which Xiamen Lota supplied Mueller with plumbing products.  The complaint seeks compensatory damages, pre-judgment interest, and other equitable relief.  Mueller intends to vigorously defend this action.  In this regard, Mueller has counterclaimed for breach of contract, breach of warranty and misrepresentation.  The Company believes that a material loss resulting from this litigation is remote.

On September 30, 2011, a lawsuit was filed in federal district court in Chicago, Illinois, against B&K, by  Xiamen Lota, and two of its employees, Yongqiang He (He) and Chuanbao Zhu (Zhu).  The lawsuit alleges that B&K, a subsidiary of the Company, failed to name He as an inventor on three United States patents, U.S. patent nos. 6,880,573 ('573 Patent), 7,140,390 ('390 Patent), and 7,549,444 ('444 Patent) awarded to employees of B&K, and subsequently assigned to B&K.  The '573 Patent, '390 Patent and '444 Patent pertain to frost-free valve assemblies sold by B&K.  The lawsuit also alleges that B&K failed to name Zhu as an inventor on the '390 Patent.  According to the complaint, He and Zhu have assigned any rights they might have in the three patents to Xiamen Lota.  The claims in the lawsuit include correction of inventorship (Counts I-VI), unjust enrichment (Count VII), and tortious interference with prospective economic advantage (Count VIII), and seek unspecified damages from B&K.  The Company has answered Counts I-VI, denying all substantive allegations, and has asserted affirmative defenses.  The Company has moved to dismiss Counts VII and VIII.  The Company's motion to dismiss Counts VII and VIII remains pending.  The Company believes that a material loss resulting from this litigation is remote.

Litigation Settlement

The Company negotiated a settlement with Peter D. Berkman and Jeffrey A. Berkman, former executives of the Company and B&K Industries, Inc. (B&K), a wholly owned subsidiary of the Company, that required the payment of $10.5 million in cash by Peter Berkman, Jeffrey Berkman, and Homewerks Worldwide LLC to the Company.  During 2011, the Company recorded a gain of $10.5 million upon receipt of the settlement proceeds.

Index

Leases

The Company leases certain facilities, vehicles, and equipment under operating leases expiring on various dates through 2024.  The lease payments under these agreements aggregate to approximately $7.8 million in 2012, $6.7 million in 2013, $5.0 million in 2014, $4.5 million in 2015, $3.8 million in 2016, and $6.4 million thereafter.  Total lease expense amounted to $8.8 million in 2011, $8.0 million in 2010, and $8.6 million in 2009.

Consulting Agreement

During 2004, the Company entered into a consulting and non-compete agreement (the Consulting Agreement) with Harvey L. Karp, Chairman of the Board.  The Consulting Agreement provides for post-employment services to be provided by Mr. Karp for a six-year period.  During the first four years of the Consulting Agreement, an annual fee equal to two-thirds of the executive’s Final Base Compensation (as defined in the Consulting Agreement) will be payable.  During the final two years, the annual fee is set at one-third of the executive’s Final Base Compensation.  During the term of the Consulting Agreement, the executive agrees not to engage in Competitive Activity (as defined in the Consulting Agreement) and will be entitled to receive certain other benefits from the Company.  The maximum amount payable under the Consulting Agreement is $6.7 million.

On November 3, 2011, Mr. Karp notified the Company that he would resign as Chairman of the Company and as a member of the Board of Directors of the Company effective as of December 31, 2011.  Following his resignation, on January 1, 2012, the Consulting Agreement commenced.  Based upon the value of the non-compete provisions of the Consulting Agreement, the Company will expense the value of the Consulting Agreement over its term.

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

In July 2009, there was an explosion at the Company’s copper tube facility in Fulton, Mississippi.  Production was curtailed for approximately one week for cleanup and repairs to building structures.  Certain production equipment was also extensively damaged.  In 2010, the Company recorded a gain of $1.5 million related to the property damage claim.  In January 2012, the Company settled the business interruption portion of this claim and received $1.5 million; this gain will be recognized in the first quarter of 2012.

In September 2011, a portion of the Company’s Wynne, Arkansas, manufacturing operation was damaged by fire.  There were no reported injuries.  Certain inventories, production equipment, and building structures were extensively damaged requiring further assessment, which is ongoing; rehabilitation alternatives are also being evaluated.  The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance subject to customary deductibles.  As a result of the fire, the Company reclassified to a receivable $2.7 million representing the book value of inventories and $9.6 million representing the net book value of certain production equipment and building structures that were damaged.  The Company also recorded a receivable of $2.5 million for clean-up and other out of pocket costs incurred to date.  Any proceeds received for property damage in excess of the net book value of the related property will be recognized upon settlement of the insurance claim.  The Company has received an advance of $10.0 million from the insurance company for this claim resulting in a net receivable of $4.8 million, classified as accounts receivable on the Consolidated Balance Sheet at December 31, 2011.  In January 2012, the Company received a second advance from the insurance company of $40 million.  The Company has deferred recognition of direct, identifiable costs associated with this matter.  These costs will be recognized upon settlement of the insurance claim.

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

Index

Note 11 – Other Income (Expense), Net

(In thousands)	2011	2010	2009

Interest income	$711	$829	$1,080
Gain on early retirement of debt	—	—	128
Gain (loss) on disposal of properties, net	202	(756)	(683)
Environmental expense, non-operating properties	(330)	(3,467)	(644)
Other	1,329	744	991

Other income (expense), net	$1,912	$(2,650)	$872

Note 12 – Stock-Based Compensation

In May 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan (2009 Plan).  The 2009 Plan authorizes the award of stock-based incentives to employees and non-employee directors.  Awards include restricted stock, stock appreciation rights, and options to purchase stock at specified prices during specified time periods.  The 2009 Plan reserved 750 thousand shares of common stock, which may be issued or transferred upon exercise of stock options.

During the years ended December 31, 2011, December 25, 2010, and December 26, 2009, the Company recognized stock-based compensation, as a component of selling, general, and administrative expense, in its Consolidated Statements of Income of $3.5 million, $2.9 million, and $2.6 million, respectively.  The related tax benefit was $0.9 million in 2011, $0.7 million in 2010, and $0.6 million in 2009.

The fair value of the restricted stock awards equals the fair value of the Company’s stock on the grant date and is amortized into compensation expense evenly over the vesting period of each award.  At December 31, 2011 and December 25, 2010, 229 thousand and 132 thousand restricted stock awards were outstanding and unvested, respectively.  During 2011, the Company granted 132 thousand restricted stock awards and 35 thousand restricted stock awards vested.  The aggregate intrinsic value of outstanding and unvested awards was $7.4 million at December 31, 2011.  Total compensation for restricted stock awards not yet recognized was $5.7 million with an average recognition period of four years.

Under existing plans, the Company may grant options to purchase shares of common stock at prices not less than the fair market value of the stock on the date of grant.  Generally, the options vest annually in equal increments over a five-year period beginning one year from the date of grant.  Any unexercised options expire after not more than ten years.  The fair value of each grant is estimated as a single award and amortized into compensation expense on a straight-line basis over its vesting period.  The weighted average grant-date fair value of options granted during 2011, 2010, and 2009 were $12.53, $7.63, and $7.60, respectively.

The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing model.  The use of this valuation model in the determination of compensation expense involves certain assumptions that are judgmental and/or highly sensitive including the expected life of the option, stock price volatility, risk-free interest rate, and dividend yield.  Additionally, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate, which was estimated at 17 percent for 2011, 2010, and 2009, is adjusted periodically based on actual forfeitures.  The weighted average of key assumptions used in determining the fair value of options granted and a discussion of the methodology used to develop each assumption are as follows:

	2011	2010	2009

Expected term	6.3 years	6.3 years	6.3 years
Expected price volatility	0.358	0.353	0.334
Risk-free interest rate	1.7%	2.4%	3.3%
Dividend yield	1.1%	1.6%	1.7%

Index

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

The Company generally issues treasury shares when options are exercised.  A summary of the stock option activity and related information follows:

(Shares in thousands)	Options	Weighted Average Exercise Price

Outstanding at December 27, 2008	2,084	$26.43
Granted	226	23.79
Exercised	(477)	19.16
Cancelled	(80)	28.42
Expired	(149)	32.50

Outstanding at December 26, 2009	1,604	27.56
Granted	233	24.70
Exercised	(148)	19.26
Expired	(24)	30.78

Outstanding at December 25, 2010	1,665	27.85
Granted	31	37.54
Exercised	(464)	27.91

Outstanding at December 31, 2011	1,232	28.07

At December 31, 2011, the aggregate intrinsic value of all outstanding options was $13.2 million with a weighted average remaining contractual term of 5.8 years.  Of the outstanding options, 747 thousand are currently exercisable with an aggregate intrinsic value of $7.3 million, a weighted average exercise price of $29.07, and a weighted average remaining contractual term of 4.6 years.  The total intrinsic value of options exercised was $6.6 million, $1.3 million, and $1.4 million in 2011, 2010, and 2009, respectively.  The total compensation expense not yet recognized related to non-vested awards at December 31, 2011 was $8.5 million with an average expense recognition period of 3.4 years.

Approximately 746 thousand shares were available for future stock incentive awards at December 31, 2011.

Index

Note 13 – Derivative Instruments and Hedging Activities

Cash Flow Hedges

Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  The Company occasionally enters into forward fixed-price arrangements with certain customers; the risk of these arrangements is generally managed with commodity futures contracts.  The Company accounts for these futures contracts in accordance with ASC 815, Derivatives and Hedging (ASC 815).  These futures contracts have been designated as cash flow hedges.  The fair value of open futures contracts are recognized as a component of OCI until the position is closed which corresponds to the period when the related hedged transaction is recognized in earnings.  Should these contracts no longer meet hedge criteria in accordance with ASC 815, either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge would be immediately reclassified from OCI into earnings as a component of other income.  In the next nine months, the Company will reclassify into earnings realized gains or losses of cash flow hedges; at December 31, 2011, the net value included in OCI was approximately a $675 thousand loss.

At December 31, 2011, the Company held open futures contracts to purchase approximately $21.1 million of copper over the next nine months related to fixed price sales orders.  The fair value of those futures contracts was a $679 thousand loss position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820).

Derivative instruments designated as cash flow hedges under ASC 815 are reflected in the Consolidated Financial Statements as follows:

	December 31, 2011
(In thousands)	Location		Fair value

Commodity contracts	Other current assets:	Gain positions	$85
		Loss positions	(25)
	Other current liabilities:	Gain positions	339
		Loss positions	(1,078)

	December 25, 2010
(In thousands)	Location		Fair value

Commodity contracts	Other current assets:	Gain positions	$891

The following tables summarize activities related to the Company’s derivative instruments, classified as cash flow hedges in accordance with ASC 815:

	Gain (Loss) Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Year Ended
(In thousands)	December 31, 2011	December 25, 2010

Commodity contracts	$(427)	$1,684

Index

	(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
		For the Year Ended
(In thousands)	Location	December 31, 2011	December 25, 2010

Commodity contracts	Cost of goods sold	$(561)	$(1,308)

The Company enters into futures contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the hedge contracts is not material to the Consolidated Statements of Income.

Fair Value Hedges

The Company occasionally enters into futures contracts in order to protect the value of inventory against market fluctuations.  The Company accounts for these futures contracts in accordance with ASC 815.  These futures contracts have been designated as fair value hedges.  For fair value hedges, the changes in value of the hedging derivative, as well as the changes in value of the related hedged item due to the risk being hedged, are reflected in current earnings.  Hedge ineffectiveness is reflected in current earnings in the period in which it occurs.  At December 31, 2011, the Company held no open contracts designated as fair value hedges.

The following tables summarize the gains (losses) on the Company's fair value hedges:

	Gains (Losses) on Fair Value Hedges for the Year Ended December 31, 2011
	Location	Amount
(In thousands)

Gain on the derivatives in designated and qualifying fair value hedges:
Commodity Contracts	Cost of goods sold	$4,509

(Loss) on the hedged item in designated and qualifying fair value hedges:
Inventory	Cost of goods sold	$(4,344)

The Company enters into futures contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open cash flow and fair value hedge contracts through December 31, 2011, was not material to the Condensed Consolidated Statements of Income.

The Company does not offset fair value of amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At December 31, 2011, the Company had recorded restricted cash of $1.9 million related to open futures contracts.

Note 14 – Acquisitions

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

Index

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

IPD manufactures brass rod, impact extrusions, and forgings as well as a variety of end products including plumbing brass, automotive components, valves, and fittings.  EPD manufactures and fabricates valves and assemblies for the refrigeration, air-conditioning, gas appliance, and barbecue grill markets and specialty copper, copper-alloy, and aluminum tube.  Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications.  These products are sold primarily to OEM customers.

Summarized product line, geographic, and segment information is shown in the following tables.  Geographic sales data indicates the location from which products are shipped.  Unallocated expenses include general corporate expenses, plus certain charges or credits not included in segment activity.

Worldwide sales to one customer in the Plumbing & Refrigeration segment totaled $175.1 million in 2009, which represented 11 percent of the Company's consolidated net sales.  No other customer accounted for more than 10 percent of consolidated net sales.  During 2010 and 2011, no one customer exceeded 10 percent of worldwide sales.

Net Sales by Major Product Line:

(In thousands)	2011	2010	2009

Tube and fittings	$1,082,150	$898,615	$686,102
Brass rod and forgings	662,369	581,660	418,376
OEM components, tube & assemblies	401,623	327,092	213,905
Valves and plumbing specialties	217,985	204,074	198,333
Other	53,670	48,356	30,509

	$2,417,797	$2,059,797	$1,547,225

Index

Geographic Information:

(In thousands)	2011	2010	2009

Net sales:
United States	$1,830,001	$1,567,606	$1,208,757
United Kingdom	272,809	214,643	173,223
Other	314,987	277,548	165,245

	$2,417,797	$2,059,797	$1,547,225

Long-lived assets:
United States	$267,060	$289,714	$309,986
United Kingdom	23,962	24,088	27,312
Other	29,883	32,880	34,000

	$320,905	$346,682	$371,298

Net assets of foreign operations at December 31, 2011 included $112.0 million in the United Kingdom, $45.3 million in Mexico, $47.9 million in Luxembourg, and $27.3 million in China.

Segment Information:

	For the Year Ended December 31, 2011
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$1,330,435	$1,119,796	$(32,434)	$2,417,797

Cost of goods sold	1,139,932	1,007,654	(31,909)	2,115,677
Depreciation and amortization	20,947	14,634	1,284	36,865
Selling, general, and administrative expense	84,795	24,838	26,320	135,953
Litigation settlement	—	—	(10,500)	(10,500)

Operating income	84,761	72,670	(17,629)	139,802

Interest expense				(11,553)
Other expense, net				1,912

Income before income taxes				$130,161

Index

Segment Information (continued):

	For the Year Ended December 25, 2010
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$1,115,614	$958,855	$(14,672)	$2,059,797

Cost of goods sold	951,170	837,649	(14,008)	1,774,811
Depreciation and amortization	24,940	14,300	1,124	40,364
Selling, general, and administrative expense	78,573	26,789	25,849	131,211
Insurance settlements	(22,736)	—	—	(22,736)

Operating income	83,667	80,117	(27,637)	136,147

Interest expense				(11,647)
Other expense, net				(2,650)

Income before income taxes				$121,850

	For the Year Ended December 26, 2009
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$892,071	$664,088	$(8,934)	$1,547,225

Cost of goods sold	744,880	590,361	(8,219)	1,327,022
Depreciation and amortization	26,289	14,208	1,071	41,568
Selling, general, and administrative expense	74,397	20,501	21,762	116,660
Impairment charges	19,462	10,293	—	29,755

Operating income	27,043	28,725	(23,548)	32,220

Interest expense				(9,963)
Other income, net				872

Income before income taxes				$23,129

(In thousands)	2011	2010	2009

Expenditures for long-lived assets (including business acquisitions):
Plumbing & Refrigeration	$12,686	$13,774	$7,876
OEM	12,586	6,684	6,066
General corporate	361	241	—

	$25,633	$20,699	$13,942

Segment assets:
Plumbing & Refrigeration	$532,458	$574,671	$542,834
OEM	296,997	296,978	284,480
General corporate	518,149	387,347	352,827

	$1,347,604	$1,258,996	$1,180,141

Index

Note 16 – Quarterly Financial Information (Unaudited)

	First		Second	Third	Fourth
(In thousands, except per share data)	Quarter		Quarter	Quarter	Quarter

2011
Net sales	$687,681		$652,923	$585,809	$491,384
Gross profit (1)	97,807		79,046	61,825	63,442
Consolidated net income	40,542	(2)	22,731	10,741	13,072
Net income attributable to Mueller Industries, Inc.	40,587		22,331	10,475	12,928
Basic earnings per share	1.08		0.59	0.28	0.34
Diluted earnings per share	1.07		0.59	0.27	0.34
Dividends per share	0.10		0.10	0.10	0.10

2010
Net sales	$485,268		$540,388	$507,240	$526,901
Gross profit (1)	72,220		73,743	69,643	69,380
Consolidated net income	34,799	(3)	16,037	18,747	17,952
Net income attributable to Mueller Industries, Inc.	33,958		15,558	18,909	17,746
Basic earnings per share	0.90		0.41	0.50	0.47
Diluted earnings per share	0.90		0.41	0.50	0.47
Dividends per share	0.10		0.10	0.10	0.10

(1) Gross profit is net sales less cost of goods sold, which excludes depreciation and amortization.

(2) First quarter of 2011 includes gain from litigation settlement of $6.8 million after tax.

(3) First quarter of 2010 includes gain from insurance settlement of $23.3 million after tax.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Industries, Inc.

We have audited the accompanying consolidated balance sheets of Mueller Industries, Inc. as of December 31, 2011 and December 25, 2010, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mueller Industries, Inc. at December 31, 2011 and December 25, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mueller Industries, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP
Memphis, Tennessee
February 28, 2012

Index

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2011, December 25, 2010, and December 26, 2009

		Additions
	Balance at	Charged to				Balance
	beginning	costs and	Other			at end
(In thousands)	of year	expenses	additions		Deductions	of year

2011
Allowance for doubtful accounts	$5,447	$(229)	$(2)	(1)	$3,652	$1,564

Environmental reserves	$23,902	$392	$—		$1,402	$22,892

Valuation allowance for deferred tax assets	$28,714	$(443)	$1,434	(2)	$—	$29,705

2010
Allowance for doubtful accounts	$5,947	$4,763	$111	(1)	$5,374	$5,447

Environmental reserves	$23,268	$5,378	$(6)		$4,738	$23,902

Valuation allowance for deferred tax assets	$33,812	$(5,496)	$398		$—	$28,714

2009
Allowance for doubtful accounts	$6,690	$506	$85	(1)	$1,334	$5,947

Environmental reserves	$23,248	$1,087	$5		$1,072	$23,268

Valuation allowance for deferred tax assets	$32,624	$52	$1,136	(2)	$—	$33,812

(1) Other consists primarily of bad debt recoveries as well as the effect of fluctuating foreign currency exchange rates in all years presented.

(2) Other includes the additions to valuation allowances in which previously unrecorded gross deferred tax assets and valuation allowances were recognized.

Index

EXHIBIT INDEX

Exhibits	Description

10.16	Amendment to the Mueller Industries, Inc. 2002 Stock Option Plan, dated July 11, 2011.

10.17	Amendment to the Mueller Industries, Inc. 2009 Stock Incentive Plan, dated July 11, 2011.

10.18	Mueller Industries, Inc. 2011 Annual Bonus Plan.

10.19	Summary description of the Registrant’s 2012 incentive plan for certain key employees.

21.0	Subsidiaries of the Registrant.

23.0	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Lable Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.SCH	XBRL Taxonomy Extension Schema