Form 10-Q
period 2012-03-31
MUELLER INDUSTRIES INC
filed 2012-04-27
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock outstanding as of April 23, 2012, was 38,247,828.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

__________________________

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

__________________________

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
(In thousands, except per share data)	March 31, 2012	April 2, 2011

Net sales	$577,668	$687,681

Cost of goods sold	493,175	589,874
Depreciation and amortization	7,529	9,699
Selling, general, and administrative expense	31,602	35,369
Insurance settlement	(1,500)	—
Litigation settlement	—	(10,500)

Operating income	46,862	63,239

Interest expense	(2,637)	(3,348)
Other income, net	254	1,059

Income before income taxes	44,479	60,950

Income tax expense	(11,662)	(20,408)

Consolidated net income	32,817	40,542

Net (income) loss attributable to noncontrolling interest	(218)	45

Net income attributable to Mueller Industries, Inc.	$32,599	$40,587

Weighted average shares for basic earnings per share	38,014	37,723
Effect of dilutive stock-based awards	444	263

Adjusted weighted average shares for diluted earnings per share	38,458	37,986

Basic earnings per share	$0.86	$1.08

Diluted earnings per share	$0.85	$1.07

Dividends per share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended
(In thousands)	March 31, 2012	April 2, 2011

Consolidated net income	$32,817	$40,542

Other comprehensive income (loss), net of tax:
Foreign currency translation	6,744	6,992
Net change with respect to derivative instruments and hedging activities, net of tax of $(581) in 2012 and $409 in 2011	967	(777)
Other, net	260	37

Total other comprehensive income	7,971	6,252

Comprehensive income	40,788	46,794
Less comprehensive income attributable to noncontrolling interest	(579)	(215)

Comprehensive income attributable to Mueller Industries, Inc.	$40,209	$46,579

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$526,885	$514,162
Accounts receivable, less allowance for doubtful accounts of $1,711 in 2012 and $1,564 in 2011	315,346	250,027
Inventories	236,310	219,193
Current deferred income taxes	21,146	21,104
Other current assets	22,533	22,213

Total current assets	1,122,220	1,026,699

Property, plant, and equipment, net	206,719	203,744
Goodwill	102,250	102,250
Other assets	14,773	14,911

Total Assets	$1,445,962	$1,347,604

Liabilities
Current liabilities:
Current portion of debt	$42,590	$41,265
Accounts payable	97,836	65,545
Accrued wages and other employee costs	28,031	39,319
Other current liabilities	107,347	67,115

Total current liabilities	275,804	213,244

Long-term debt, less current portion	156,226	156,476
Pension liabilities	32,770	32,839
Postretirement benefits other than pensions	21,597	21,405
Environmental reserves	22,771	22,892
Deferred income taxes	13,187	14,856
Other noncurrent liabilities	889	1,130

Total liabilities	523,244	462,842

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 40,091,502; outstanding 38,247,828 in 2012 and 38,236,568 in 2011	401	401
Additional paid-in capital	267,957	266,936
Retained earnings	711,154	682,380
Accumulated other comprehensive loss	(41,798)	(49,409)
Treasury common stock, at cost	(44,649)	(44,620)

Total Mueller Industries, Inc. stockholders' equity	893,065	855,688
Noncontrolling interest	29,653	29,074

Total equity	922,718	884,762

Commitments and contingencies	—	—

Total Liabilities and Equity	$1,445,962	$1,347,604

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
(In thousands)	March 31, 2012	April 2, 2011

Cash flows from operating activities
Consolidated net income	$32,817	$40,542
Reconciliation of consolidated net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,621	9,769
Stock-based compensation expense	898	764
Insurance settlement	(1,500)	—
Insurance proceeds – noncapital related	9,000	—
Gain on disposal of properties	26	(268)
Deferred income taxes	(2,470)	(1,924)
Income tax benefit from exercise of stock options	(21)	—
Changes in assets and liabilities:
Receivables	(66,992)	(80,974)
Inventories	(13,744)	(13,471)
Other assets	(1,294)	2,640
Current liabilities	24,688	70,387
Other liabilities	151	(1,084)
Other, net	38	(548)

Net cash (used in) provided by operating activities	(10,782)	25,833

Cash flows from investing activities
Capital expenditures	(9,340)	(5,050)
Business acquired	—	(6,882)
Insurance proceeds for property and equipment	32,500	—
Net withdrawals from restricted cash balances	2,166	261
Proceeds from the sales of properties	87	132

Net cash provided by (used in) investing activities	25,413	(11,539)

Cash flows from financing activities
Repayments of long-term debt	(250)	—
Dividends paid to stockholders of Mueller Industries, Inc.	(3,802)	(3,772)
Debt issuance cost	—	(1,942)
Issuance of debt by joint venture, net	899	9,689
Net proceeds from the exercise of stock options	73	7
Income tax benefit from exercise of stock options	21	—

Net cash (used in) provided by financing activities	(3,059)	3,982

Effect of exchange rate changes on cash	1,151	1,507

Increase in cash and cash equivalents	12,723	19,783
Cash and cash equivalents at the beginning of the period	514,162	394,139

Cash and cash equivalents at the end of the period	$526,885	$413,922

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

The accompanying unaudited interim financial statements include all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  The first quarter of 2012 was a 13-week quarter while the first quarter of 2011 was a 14-week quarter.

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

Extruded Metals Class Action

A purported class action was filed in Michigan Circuit Court by Gaylord L. Miller, and all others similarly situated, against a subsidiary of the Company, Extruded Metals, Inc., in March 2012 under nuisance, negligence, and gross negligence theories.  It is brought on behalf of all persons in the City of Belding, Michigan, whose property rights have allegedly been interfered with by fallout and/or dust and/or noxious odors, allegedly attributable to Extruded Metals' operations.  Plaintiffs allege that they have suffered interference with the use and enjoyment of their properties.  They seek compensatory and exemplary damages and injunctive relief.  The Company intends to vigorously defend this matter.  At this time, the Company is unable to determine the impact, if any, that this matter will have on its financial position, results of operations, or cash flows.

Supplier Litigation

On May 6, 2011, the Company and two of its subsidiaries, Mueller Streamline Co. (Mueller Streamline) and B&K Industries, Inc. (B&K)(Plaintiffs), filed a civil lawsuit in federal district court in Los Angeles, California against a former supplier, Xiamen Lota International Co., Ltd (Xiamen Lota), its U.S. sales representative (Lota USA), and certain other persons (Defendants).  The lawsuit alleges, among other things, that the Defendants gave Peter D. Berkman, a former executive of the Company and B&K, an undisclosed interest in Lota USA, and made payments and promises of payments to him, in return for Peter Berkman maintaining the Company as a customer, increasing purchasing levels, and acquiescing to non-competitive and excessive pricing for Xiamen Lota products.  The lawsuit alleges violations of federal statutes 18 U.S.C. Sections 1962(c) and (d) (RICO claims) and California state law unfair competition.  The lawsuit seeks compensatory, treble and punitive damages, and other appropriate relief including an award of reasonable attorneys' fees and costs of suit.  All of the foreign Defendants have been served under the Hague Convention and Xiamen Lota has withdrawn its motion contesting service of process (filed July 1, 2011).  On January 4, 2012, the foreign Defendants filed a motion to dismiss all of the claims in the Company's Complaint for failure to state claims, and also joined in Lota USA’s pending motion to dismiss (filed July 1, 2011).  On December 16, 2011, the Court granted Lota USA’s motion to disqualify the Company’s counsel and the Company has retained new counsel to represent it going forward in the lawsuit.  The motions to dismiss were heard on April 9, 2012, and the Court sustained Plaintiffs’ unfair competition claim, and dismissed without prejudice and with leave to amend, their RICO claims.  The Plaintiffs intend to file an amended Complaint.  The Court also set a trial date for this civil matter to commence on April 16, 2013.

Other

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the Company’s guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s line of credit facility.  The maximum payments that the Company could be required to make under its guarantees at March 31, 2012 was $11.7 million.

Note 3 – Insurance Claims

Fulton, Mississippi, Copper Tube Facility

In July 2009, there was an explosion at the Company’s copper tube facility in Fulton, Mississippi resulting in damage to certain production equipment.  In the first quarter of 2012, the Company settled the business interruption portion of this claim and recognized a $1.5 million gain.

Wynne, Arkansas, Copper Tube Facility

In September 2011, a portion of the Company’s Wynne, Arkansas, manufacturing operation was damaged by fire.  Certain inventories, production equipment, and building structures were extensively damaged.  The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance subject to customary deductibles.  Any gain resulting from insurance proceeds for property damage in excess of the net book value of the related property will be recognized in income upon settlement of the claim.  In addition, the Company has deferred recognition of direct, identifiable costs associated with this matter.  These costs will also be recognized upon settlement of the insurance claim.  As of March 31, 2012, the Company has received advances totaling $50 million from the insurance company for this claim, of which $40 million was received during the first quarter of 2012.  These advances, net of the book value of damaged inventories, equipment, and buildings and direct clean-up and other out of pocket costs totaled $33.1 million, classified as other current liabilities on the Condensed Consolidated Balance Sheet at March 31, 2012.

Note 4 – Inventories

(In thousands)	March 31, 2012	December 31, 2011

Raw materials and supplies	$43,349	$42,281
Work-in-process	31,915	38,420
Finished goods	166,452	143,648
Valuation reserves	(5,406)	(5,156)

Inventories	$236,310	$219,193

   The Company has partially liquidated inventories valued using the last-in, first-out (LIFO) method during the first quarter of 2012.  The Company expects to replenish these inventories by the end of 2012 and, as such, has not recognized the effects of liquidating LIFO layers.  In the event these inventories are not replenished, due to lack of availability or operational reasons, the Company would recognize a reduction to cost of goods sold of approximately $19.5 million from the liquidation of LIFO layers based on quarter-end quantities.

During 2011, inventory quantities valued using the LIFO method declined which resulted in liquidation of LIFO inventory layers.  This liquidation resulted from intercompany sales; therefore, the gain from the LIFO liquidation of approximately $8.0 million was deferred.  During the first quarter of 2012, the Company sold this inventory to third parties and recognized the gain.  This recognition resulted in a reduction of approximately $8.0 million to cost of sales, or $0.13 per diluted share after tax.

Note 5 – Industry Segments

The Company’s reportable segments are Plumbing & Refrigeration and Original Equipment Manufacturers (OEM).  For disclosure purposes, as permitted under Accounting Standards Codification (ASC) 280, Segment Reporting, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of Standard Products (SPD), European Operations, and Mexican Operations.  The OEM segment is composed of Industrial Products (IPD), Engineered Products (EPD), and Jiangsu Mueller–Xingrong Copper Industries Limited (Mueller-Xingrong).  These segments are classified primarily by the markets for their products.  Performance of segments is generally evaluated by their operating income.  Intersegment transactions are generally conducted on an arms-length basis.

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

IPD manufactures brass rod, impact extrusions, and forgings which are used in a wide variety of end products including plumbing brass, automotive components, valves, and fittings. EPD manufactures and fabricates valves and assemblies primarily for the refrigeration, air-conditioning, and gas appliance markets and specialty copper, copper-alloy, and aluminum tubing.  Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications.  These products are sold primarily to OEM customers.

Summarized segment information is as follows:

	For the Quarter Ended March 31, 2012
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$315,354	$270,976	$(8,662)	$577,668

Cost of goods sold	265,471	236,200	(8,496)	493,175
Depreciation and amortization	4,145	3,059	325	7,529
Selling, general, and administrative expense	18,980	6,992	5,630	31,602
Insurance settlement	(1,500)	—	—	(1,500)

Operating income	28,258	24,725	(6,121)	46,862

Interest expense				(2,637)
Other income, net				254

Income before income taxes				$44,479

	For the Quarter Ended April 2, 2011
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$380,589	$319,336	$(12,244)	$687,681

Cost of goods sold	323,195	278,792	(12,113)	589,874
Depreciation and amortization	5,834	3,592	273	9,699
Selling, general, and administrative expense	21,877	7,306	6,186	35,369
Litigation settlement	—	—	(10,500)	(10,500)

Operating income	29,683	29,646	3,910	63,239

Interest expense				(3,348)
Other income, net				1,059

Income before income taxes				$60,950

Note 6 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost are as follows:

	For the Quarter Ended
(In thousands)	March 31, 2012	April 2, 2011

Pension benefits:
Service cost	$360	$254
Interest cost	2,219	2,155
Expected return on plan assets	(2,713)	(2,652)
Amortization of net loss	943	574

Net periodic benefit cost	$809	$331

Other benefits:
Service cost	$75	$69
Interest cost	309	318
Amortization of prior service cost	—	1
Amortization of net loss	3	25

Net periodic benefit cost	$387	$413

Note 7 – Income Taxes

The Company’s effective tax rate for the first quarter of 2012 was 26 percent compared with 33 percent for the same period last year.  For the first quarter of 2012, the difference between the effective tax rate and the U.S. federal statutory tax rate relate primarily to: (i) the U.S. production activities deduction of $1.2 million; (ii) decreases in tax contingencies of $0.9 million; (iii) decreases in valuation allowances of $0.8 million; and (iv) the effect of foreign tax rates lower than statutory tax rates and other foreign adjustments of $2.6 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.3 million.

Due to ongoing federal and state income tax audits and potential lapses of the statutes of limitations in various taxing jurisdictions, it is reasonably possible that unrecognized tax benefits may decrease in the next twelve months by up to $1.0 million.  Total unrecognized tax benefits including derecognized deferred tax assets at the end of the first quarter were $3.9 million, without consideration of any applicable federal benefit, including $0.3 million of accrued interest and penalties.  Of the $3.9 million, up to $1.1 million could impact the effective tax rate, if recognized.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions.  The statutes of limitations are open for the Company’s federal tax return and most state income tax returns for 2008 and all subsequent years.  The Internal Revenue Service has notified the Company that it plans to examine the Company’s 2009 and 2010 consolidated U.S. federal income tax returns.  The statutes of limitations for certain state and foreign returns are open for earlier tax years due to ongoing audits and differing statute periods.  While the Company believes that it is adequately reserved for possible future audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

Note 8 – Derivative Instruments and Hedging Activities

Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  The Company occasionally enters into forward fixed-price arrangements with certain customers; the risk of these arrangements is generally managed with commodity futures contracts.  The Company accounts for these futures contracts in accordance with ASC 815, Derivatives and Hedging (ASC 815).  These futures contracts have been designated as cash flow hedges.  The fair value of open futures contracts is recognized as a component of accumulated other comprehensive income until the position which corresponds to the period when the related hedged transaction is recognized in earnings.  Should these contracts no longer meet hedge criteria in accordance with ASC 815, either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge would be immediately reclassified from accumulated other comprehensive income into earnings.  In the next twelve months, the Company will reclassify into earnings realized gains or losses of cash flow hedges; at March 31, 2012, the net fair value of these contracts was an $803 thousand gain position.

At March 31, 2012, the Company held open futures contracts to purchase approximately $25.6 million of copper over the next 21 months related to fixed price sales orders.  The fair value of those futures contracts was a $787 thousand gain position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820)).

Derivative instruments designated as cash flow hedges under ASC 815 are reflected in the Condensed Consolidated Financial Statements as follows:

	March 31, 2012
(In thousands)	Location		Fair value

Commodity contracts	Other current assets:	Gain positions	$961
		Loss positions	(170)
	Other current liabilities:	Gain positions	12
		Loss positions	(16)

	December 31, 2011
(In thousands)	Location		Fair value

Commodity contracts	Other current assets:	Gain positions	$85
		Loss positions	(25)
	Other current liabilities:	Gain positions	339
		Loss positions	(1,078)

The following tables summarize activities related to the Company’s derivative instruments, classified as cash flow hedges in accordance with ASC 815:

	Gain (Loss) Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Quarter Ended
(In thousands)	March 31, 2012	April 2, 2011

Commodity contracts	$1,287	$(168)

	(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
	For the Quarter Ended
(In thousands)	March 31, 2012	April 2, 2011

Commodity contracts:
Cost of goods sold	$(374)	$(609)

The Company enters into futures contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts through March 31, 2012 was not material to the Condensed Consolidated Statements of Income.

The Company does not offset fair value of amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At March 31, 2012, the Company had recorded restricted cash of $217 thousand related to open futures contracts.

Note 9 – Recently Issued Accounting Standards

In January 2012, the Company adopted Accounting Standard Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires presentation of the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.

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

The Company’s businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the Original Equipment Manufacturers (OEM) segment.  For disclosure purposes, as permitted under ASC 280, Segment Reporting, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of the Standard Products Division (SPD), European Operations, and Mexican Operations.  The OEM segment is composed of the Industrial Products Division (IPD), Engineered Products Division (EPD), and Mueller-Xingrong.  Certain administrative expenses and expenses related primarily to retiree benefits at inactive operations are combined into the Corporate and Eliminations classification.  These reportable segments are described in more detail below.

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

The majority of the Company’s manufacturing facilities operated at significantly below capacity during 2011 and the first quarter of 2012 due to reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  The U.S. housing and residential construction market has not recovered from the recent economic downturn.  The recent years from 2009 through 2011 had the lowest recorded housing starts since recordkeeping began in 1959.  From 1959 through 2007, annual housing starts averaged over 1.5 million units.  Per the U.S. Census Bureau, actual housing starts in the U.S. were 150 thousand for the first quarter of 2012, up from 126 thousand for the first quarter of 2011.  The March 2012 seasonally adjusted annual rate of new housing starts was 654 thousand, which is an increase of 10.3 percent compared with the March 2011 rate of 593 thousand.  Mortgage rates have remained at low levels during 2012 and 2011, as the average 30-year fixed mortgage rate was 3.92 percent for the first three months of 2012 and 4.45 percent for the twelve months ended December 2011.  Commercial construction has also remained at low levels.  According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $280.8 billion in February 2012, significantly less than the activity levels during 2007 and 2008.  Business conditions in the U.S. automotive industry were also exceptionally difficult in the economic downturn during 2008 and 2009, which affected the demand for various products in the Company’s OEM segment; however, some improvements have recently occurred.  These conditions have significantly affected the demand for virtually all of the Company’s core products in recent years.

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

Results of Operations

During the first quarter of 2012, the Company’s net sales were $577.7 million, which compares with net sales of $687.7 million over the same period of 2011.  The decrease was primarily attributable to lower unit sales volume in most of the Company’s primary product lines and the decrease in base metal prices, primarily copper.  The first quarter of 2012 was a 13-week quarter while the first quarter of 2011 was a 14-week quarter, which also contributed to lower sales.  Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The Comex average copper price in the first quarter of 2012 was approximately $3.78 per pound, or 14 percent less than the first quarter of 2011 average of $4.39 per pound.

Cost of goods sold was $493.2 million in the first quarter of 2012 compared with $589.9 million in the same period of 2011.  Consistent with the factors noted above regarding net sales, the year-over-year decrease was due primarily to decreased sales volume in core product lines and the decrease in the price of copper, the Company’s principal raw material.  In addition, the Company recognized a gain from LIFO liquidation that resulted in a reduction of approximately $8.0 million to cost of sales, or $0.13 per diluted share after tax.

Depreciation and amortization declined from $9.7 million in 2011 to $7.5 million in 2012.  The reduction is due to certain assets becoming fully depreciated.  Selling, general, and administrative expenses decreased to $31.6 million in the first quarter of 2012; this $3.8 million decrease was primarily due to decreased salary and bonus expenses, a decrease in legal fees in relation to certain claims being settled in 2011, and a decrease in bad debt expense.  During the first quarter of 2012, the Company settled the business interruption portion of its claim related to the July 2009 explosion at the copper tube facility in Fulton, Mississippi and recognized a $1.5 million gain.  During the first quarter of 2011, the Company recorded a gain of $10.5 million upon receipt of payment related to the December 10, 2010 settlement of a lawsuit against Peter D. Berkman, Jeffrey A. Berkman, and Homewerks Worldwide LLC.

Interest expense decreased to $2.6 million in the first quarter of 2012 from $3.3 million for the same period in 2011.  This decrease was primarily related to Mueller Xingrong.  Other income, net was $0.3 million in the first quarter of 2012 compared with income of $1.1 million for the same period in 2011.  This fluctuation was primarily due to a decrease in environmental expense.

The Company’s effective tax rate for the first quarter of 2012 was 26 percent compared with 33 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first quarter of 2012 were: (i) the U.S. production activities deduction of $1.2 million; (ii) decreases in tax contingencies of $0.9 million; (iii) decreases in valuation allowances of $0.8 million; and (iv) the effect of foreign tax rates lower than statutory tax rates and other foreign adjustments of $2.6 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.3 million.

Plumbing & Refrigeration Segment

First quarter net sales by the Plumbing & Refrigeration segment decreased 17 percent to $315.4 million in 2012 from $380.6 million in 2011.  This decrease was due to lower unit sales volume resulting from decreased demand in the majority of the segment’s core product lines and from lower selling prices resulting from lower average prices of raw materials.  Of the $65.2 million decrease in net sales, approximately $30.6 million was attributable to lower unit volume and approximately $31.3 million was due to lower net selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings.  Cost of goods sold decreased from $323.2 million in the first quarter of 2011 to $265.5 million in the same period of 2012, which was also due to lower sales volume and decreasing raw material prices, primarily copper.  Depreciation and amortization in the first quarter decreased from $5.8 million in 2011 to $4.1 million in 2012 resulting from certain assets being fully depreciated.  Selling, general, and administrative expenses decreased from $21.9 million in the first quarter of 2011 to $19.0 million in the first quarter of 2012.  The decrease is primarily due to employment costs as there were 14 weeks in the first quarter of 2011 and only 13 weeks in the first quarter of 2012.  Operating income for the segment decreased to $28.3 million in the first quarter of 2012 from $29.7 million in the first quarter of 2011.  This decrease was due to (i) lower sales volume in the segment’s core product lines, (ii) decreased spreads in core products (especially in copper tube), and (iii) higher per unit conversion costs in a majority of the segment’s product lines resulting primarily from decreased production activities.  The decrease in operating income was partially offset by the recognition of an $8.0 million LIFO gain and the $1.5 million insurance settlement.

OEM Segment

The OEM segment’s first quarter net sales were $271.0 million in 2012 compared with $319.3 million in 2011.  The decrease was due primarily to lower sales volume and lower net selling prices resulting from lower average costs of raw materials.  Of the $48.3 million decrease in net sales, approximately $28.2 million was attributable to lower sales volume and approximately $11.5 million was due to lower net selling prices in the segment’s core product lines of brass rod, forgings, impacts, and commercial tube.  Cost of goods sold decreased to $236.2 million in the first quarter of 2012 from $278.8 million in the same period of 2011, which was also due to the decrease in sales volume and average costs of raw materials.  Depreciation and amortization decreased slightly from $3.6 million to $3.1 million resulting from certain assets being fully depreciated.  First quarter selling, general, and administrative expenses were $7.0 million in 2012, consistent with the same period in 2011. Operating income decreased from $29.6 million in the first quarter of 2011 to $24.7 million in the same period of 2012, due primarily to lower sales volume, decreased unit spreads, and higher per unit conversion costs in certain product lines.

Liquidity and Capital Resources

Cash used in operating activities during the three months ended March 31, 2012 totaled $10.8 million, which was primarily attributable to increased receivables of $67.0 million and increased inventories of $13.7 million, partially offset by net income of $32.8 million plus depreciation and amortization of $7.6 million, $24.7 million increase in current liabilities, and insurance proceeds of $9.0 million.  The increases in receivables, inventories, and current liabilities primarily resulted from the increased cost of raw materials in certain businesses during the first quarter of 2012.  Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.  During the first three months of 2012, the average Comex copper price was approximately $3.78 per pound, which represents an 11 percent increase over the average price during the fourth quarter of 2011.  This increase in the price of cathode has also resulted in increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.

During the first three months of 2012, cash provided by investing activities totaled $25.4 million.  The major components of net cash provided by investing activities included insurance proceeds of $32.5 million, partially offset by $9.3 million used for capital expenditures.

Net cash used in financing activities totaled $3.1 million, which consists primarily of $3.8 million used for payment of regular quarterly dividends to stockholders of the Company, partially offset by $0.9 million received from the issuance of debt by Mueller-Xingrong.

The Company has significant environmental remediation obligations.  The performance of these obligations is expected to occur over a minimum of 20 years.  Cash used for environmental remediation activities was approximately $0.2 million during the first quarter of 2012.  The Company expects to spend approximately $0.8 million for the remainder of 2012 for ongoing environmental remediation activities.  The timing of a potential payment for a $9.5 million settlement offer has not yet been determined.

The Company’s Credit Agreement provides for an unsecured $350 million revolving line of credit (the Credit Facility) maturing on March 7, 2016.  The Credit Facility backed approximately $11.7 million in letters of credit at the end of the quarter.  As of March 31, 2012, the Company’s total debt was $198.8 million or 17.7 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of March 31, 2012, the Company was in compliance with all of its debt covenants.

The Company declared and paid a regular quarterly cash dividend of ten cents per common share in the first quarter of 2012.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.  On May 1, 2012, the Company will pay approximately $4.4 million in interest on the Debentures that remain outstanding.

Management believes that the Credit Facility, cash generated by operations, and currently available cash of $526.9 million will be adequate to meet the Company’s normal future capital expenditures and operational needs.  The Company’s current ratio was 4.1 to 1 at March 31, 2012.

The Company’s Board of Directors has extended, until October 2012, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 31, 2012, the Company had repurchased approximately 2.4 million shares under this authorization.  In addition, the Company may repurchase portions of its 6% Subordinated Debentures through open market transactions or through privately negotiated transactions.

There have been no significant changes in the Company’s contractual cash obligations reported at December 31, 2011.

Non-GAAP Measurements

Earnings without the LIFO gain and insurance settlement in 2012 and without the litigation settlement in 2011 is a measurement not derived in accordance with generally accepted accounting principles (GAAP).  Excluding the LIFO gain, insurance settlement, and litigation settlement is useful as it measures the operating results that are the outcome of daily operating decisions made in the normal course of business.  The LIFO gain resulted from deferred recognition of the 2011 decrement and the insurance settlement was related to a 2009 claim at the Company's Fulton, Mississippi, copper tube mill.  The litigation settlement resulted from the collection of proceeds from the lawsuit against Peter Berkman, Jeffrey Berkman, and Homewerks Worldwide LLC, the results of which are not impacted by daily operations. Reconciliations of earnings without the LIFO gain, insurance settlement, and litigation settlement to net income as reported are as follows:

	For the Quarter Ended March 31, 2012
(In thousands, except per share data)	As Reported	Impact of LIFO Gain	Impact of Insurance Settlement	Pro forma

Operating income	$46,862	$(7,979)	$(1,500)	$37,383

Interest expense	(2,637)	—	—	(2,637)
Other income, net	254	—	—	254

Income before income taxes	44,479	(7,979)	(1,500)	35,000
Income tax expense	(11,662)	2,872	585	(8,205)

Consolidated net income	32,817	(5,107)	(915)	26,795

Net income attributable to noncontrolling interest	(218)	—	—	(218)

Net income attributable to Mueller Industries, Inc.	$32,599	$(5,107)	$(915)	$26,577

Diluted earnings per share	$0.85	$(0.13)	$(0.02)	$0.69

	For the Quarter Ended April 2, 2011
(In thousands, except per share data)	As Reported	Impact of Litigation Settlement	Pro forma Without Litigation Settlement

Operating income	$63,239	$(10,500)	$52,739

Interest expense	(3,348)	—	(3,348)
Other income, net	1,059	—	1,059

Income before income taxes	60,950	(10,500)	50,450
Income tax expense	(20,408)	3,675	(16,733)

Consolidated net income	40,542	(6,825)	33,717

Net loss attributable to noncontrolling interest	45	—	45

Net income attributable to Mueller Industries, Inc.	$40,587	$(6,825)	$33,762

Diluted earnings per share	$1.07	$(0.18)	$0.89

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

The Company occasionally enters into forward fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with these fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At March 31, 2012, the Company held open futures contracts to purchase approximately $25.6 million of copper over the next 21 months related to fixed-price sales orders.

Futures contracts may also be used to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated other comprehensive income and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  At March 31, 2012, the Company held no open futures contracts to purchase natural gas.

Interest Rates

At March 31, 2012, the Company had variable-rate debt outstanding of $50.6 million, the majority of which related to the debt issued by Mueller-Xingrong.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows.  The primary interest rate exposure on floating-rate debt is based on LIBOR and on the base-lending rate published by the People’s Bank of China.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are generally not material; however, the Company may utilize certain futures or forward contracts to hedge such transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders’ equity as a component of comprehensive income and reflected in earnings upon collection of receivables.  At March 31, 2012, the Company had open futures contracts with a financial institution to sell approximately 2.4 million Canadian dollars and 0.7 million euros through June 2012.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of March 31, 2012.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2012 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

General

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business.  Additionally, the Company may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Condensed Consolidated Financial Statements.

Extruded Metals Class Action

A purported class action was filed in Michigan Circuit Court by Gaylord L. Miller, and all others similarly situated, against a subsidiary of the Company, Extruded Metals, Inc., in March 2012 under nuisance, negligence, and gross negligence theories.  It is brought on behalf of all persons in the City of Belding, Michigan, whose property rights have allegedly been interfered with by fallout and/or dust and/or noxious odors, allegedly attributable to Extruded Metals' operations.  Plaintiffs allege that they have suffered interference with the use and enjoyment of their properties.  They seek compensatory and exemplary damages and injunctive relief.  The Company intends to vigorously defend this matter.  At this time, the Company is unable to determine the impact, if any, that this matter will have on its financial position, results of operations, or cash flows.

Supplier Litigation

On May 6, 2011, the Company and two of its subsidiaries, Mueller Streamline Co. (Mueller Streamline) and B&K Industries, Inc. (B&K)(Plaintiffs), filed a civil lawsuit in federal district court in Los Angeles, California against a former supplier, Xiamen Lota International Co., Ltd (Xiamen Lota), its U.S. sales representative (Lota USA), and certain other persons (Defendants).  The lawsuit alleges, among other things, that the Defendants gave Peter D. Berkman, a former executive of the Company and B&K, an undisclosed interest in Lota USA, and made payments and promises of payments to him, in return for Peter Berkman maintaining the Company as a customer, increasing purchasing levels, and acquiescing to non-competitive and excessive pricing for Xiamen Lota products.  The lawsuit alleges violations of federal statutes 18 U.S.C. Sections 1962(c) and (d) (RICO claims) and California state law unfair competition.  The lawsuit seeks compensatory, treble and punitive damages, and other appropriate relief including an award of reasonable attorneys' fees and costs of suit.  All of the foreign Defendants have been served under the Hague Convention and Xiamen Lota has withdrawn its motion contesting service of process (filed July 1, 2011).  On January 4, 2012, the foreign Defendants filed a motion to dismiss all of the claims in the Company's Complaint for failure to state claims, and also joined in Lota USA's pending motion to dismiss (filed July 1, 21011).  On December 16, 2011, the Court granted Lota USA's motion to disqualify the Company's counsel and the Company has retained new counsel to represent it going forward in the lawsuit.  The motions to dismiss were heard on April 9, 2012, and the Court sustained Plaintiffs' unfair competition claim, and dismissed without prejudice and with leave to amend, their RICO claims.  Plaintiffs intend to file an amended Complaint.  The Court also set a trial date for this civil matter to commence on April 16, 2013.

Environmental Matters

Operating properties:

Belding, Michigan Lead Matters

In October 2010, the MDEQ conducted testing of lead levels in soils on properties upwind and downwind of the Belding Facility.  Results of that testing showed exceedances of the Michigan generic residential direct contact cleanup criteria for lead on a number of the downwind properties.  Extruded has investigated the extent of this condition and performed remediation to the extent required by environmental laws and in accordance with a plan approved by the MDEQ in April 2011.  In January 2012, Extruded submitted a final No Further Action Report to the MDEQ documenting its completion of that remediation.  The Company provided $0.4 million in 2010 for this matter, and is pursuing potential remedies from the previous owner.  The Company does not expect additional material losses associated with these environmental matters.  On April 4, 2012, the MDEQ approved the No Further Action Report.

Non-Operating properties:

East Chicago, Indiana USS Lead Superfund site.

By letter dated April 17, 2012 , EPA Region V indicated that it has tentatively decided to propose a remedy under the Comprehensive Environmental Response Compensation and Liability Act (also known as “Superfund”) involving removal of soils contaminated by lead and arsenic at approximately 680 residential properties near a site that was formerly operated by USS Lead, a Mueller subsidiary.  The proposed remedy was estimated to cost $43.9 million.  EPA has also notified two other “potentially responsible parties” (PRPs) at the site.  The proposed remedy is subject to further review and consideration, as well as public comment, before it becomes final.  No demand for funding has been received from EPA.  By letter dated July 26, 2006, EPA acknowledged that “USS Lead itself appears to have limited financial ability to complete … remediation-related activities” at the site, but stated that “[q]uestions remain, however, regarding the financial ability of USS Lead’s corporate parent(s) to fund such activities.”  Mueller is currently unable to predict whether either USS Lead or Mueller itself might incur liability related to this site, or to estimate the extent of such liability or whether it would be material.

Item 1A.  Risk Factors

The Company is exposed to risk as it operates its businesses.  To provide a framework to understand the operating environment of the Company, we have provided a brief explanation of the more significant risks associated with our businesses in our 2011 Annual Report on Form 10-K.  There have been no material changes in risk factors that were previously disclosed in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2012, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 31, 2012, the Company had repurchased approximately 2.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended March 31, 2012.

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

				7,647,030	(1)

January 1 – January 28, 2012	2,974 (2)	$43.43	—

January 29 – February 25, 2012	10,918 (2)	45.40	—

February 26 – March 31, 2012	—	—	—

(1) Shares available to be purchased under the Company's ten million share repurchase authorization until October 2012. The extension of the authorization was announced on October 27, 2011.

(2) Shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting.

Item 6. Exhibits

10.1	Employment Agreement by and between the Company and James H. Rourke, dated March 23, 2012 (incorporated by reference to Form 8-K filed by the Company on March 26, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema

Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER INDUSTRIES, INC.

/S/ Kent A. McKee
Kent A. McKee
April 27, 2012	Executive Vice President and
Date	Chief Financial Officer

/S/ Richard W. Corman
April 27, 2012	Richard W. Corman
Date	Vice President – Controller

EXHIBIT INDEX

Exhibits	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema