Form 10-Q
period 2012-06-30
MUELLER INDUSTRIES INC
filed 2012-07-27
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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
Yes   ☐                      No   ☒

The number of shares of the Registrant’s common stock outstanding as of July 25, 2012, was 38,258,700.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

__________________________

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

__________________________

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands, except per share data)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net sales	$594,099	$652,923	$1,171,767	$1,340,604

Cost of goods sold	522,851	573,877	1,016,026	1,163,751
Depreciation and amortization	7,919	9,166	15,448	18,865
Selling, general, and administrative expense	33,487	33,330	65,089	68,699
Insurance settlement	—	—	(1,500)	—
Litigation settlement	—	—	—	(10,500)

Operating income	29,842	36,550	76,704	99,789

Interest expense	(2,721)	(2,834)	(5,358)	(6,182)
Other income, net	490	264	744	1,323

Income before income taxes	27,611	33,980	72,090	94,930

Income tax expense	(9,071)	(11,249)	(20,733)	(31,657)

Consolidated net income	18,540	22,731	51,357	63,273

Net income attributable to noncontrolling interest	(623)	(400)	(841)	(355)

Net income attributable to Mueller Industries, Inc.	$17,917	$22,331	$50,516	$62,918

Weighted average shares for basic earnings per share	38,029	37,737	38,021	37,730
Effect of dilutive stock-based awards	436	356	440	309

Adjusted weighted average shares for diluted earnings per share	38,465	38,093	38,461	38,039

Basic earnings per share	$0.47	$0.59	$1.33	$1.67

Diluted earnings per share	$0.47	$0.59	$1.31	$1.65

Dividends per share	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended				For the Six Months Ended
(In thousands)	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011

Consolidated net income	$18,540		$22,731		$51,357		$63,273

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(4,545)		1,256		2,199		8,248
Net change with respect to derivative instruments and hedging activities, net	(658)	1	544	2	309	3	(233	)4
Other, net	880		395		1,140		432

Total other comprehensive (loss) income	(4,323)		2,195		3,648		8,447

Consolidated comprehensive income	14,217		24,926		55,005		71,720
Comprehensive income attributable to noncontrolling interest	(451)		(755)		(1,030)		(970)

Comprehensive income attributable to Mueller Industries, Inc.	$13,766		$24,171		$53,975		$70,750

See accompanying notes to condensed consolidated financial statements.

1 Net of tax of $415
2 Net of tax of $(268)
3 Net of tax of $(166)
4 Net of tax of $141

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$373,680	$514,162
Accounts receivable, less allowance for doubtful accounts of $1,413 in 2012 and $1,564 in 2011	299,264	250,027
Inventories	229,338	219,193
Current deferred income taxes	21,463	21,104
Other current assets	20,305	22,213

Total current assets	944,050	1,026,699

Property, plant, and equipment, net	212,035	203,744
Goodwill	102,250	102,250
Other assets	14,105	14,911

Total Assets	$1,272,440	$1,347,604

Liabilities
Current liabilities:
Current portion of debt	$25,715	$41,265
Accounts payable	89,914	65,545
Accrued wages and other employee costs	32,886	39,319
Other current liabilities	91,871	67,115

Total current liabilities	240,386	213,244

Long-term debt, less current portion	7,800	156,476
Pension liabilities	31,821	32,839
Postretirement benefits other than pensions	21,341	21,405
Environmental reserves	22,600	22,892
Deferred income taxes	13,079	14,856
Other noncurrent liabilities	966	1,130

Total liabilities	337,993	462,842

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 40,091,502; outstanding 38,266,097 in 2012 and 38,236,568 in 2011	401	401
Additional paid-in capital	269,105	266,936
Retained earnings	725,244	682,380
Accumulated other comprehensive loss	(45,950)	(49,409)
Treasury common stock, at cost	(44,457)	(44,620)

Total Mueller Industries, Inc. stockholders' equity	904,343	855,688
Noncontrolling interest	30,104	29,074

Total equity	934,447	884,762

Commitments and contingencies	—	—

Total Liabilities and Equity	$1,272,440	$1,347,604

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011

Cash flows from operating activities
Consolidated net income	$51,357	$63,273
Reconciliation of consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,843	18,999
Stock-based compensation expense	2,061	1,712
Insurance settlement	(1,500)	—
Insurance proceeds – noncapital related	9,000	—
Loss (gain) on disposal of properties	106	(275)
Deferred income taxes	(2,930)	(2,549)
Income tax benefit from exercise of stock options	(83)	(90)
Changes in assets and liabilities, net of business acquired:
Receivables	(55,826)	(55,010)
Inventories	(9,055)	(78,966)
Other assets	(1,371)	(4,398)
Current liabilities	9,121	17,199
Other liabilities	285	768
Other, net	270	433

Net cash provided by (used in) operating activities	17,278	(38,904)

Cash flows from investing activities
Capital expenditures	(23,433)	(8,743)
Acquisition of business	—	(6,882)
Insurance proceeds for property and equipment	32,500	—
Net withdrawals from (deposits into) restricted cash balances	4,368	(3,877)
Proceeds from sales of properties	175	151

Net cash provided by (used in) investing activities	13,610	(19,351)

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(7,605)	(7,546)
Debt issuance cost	—	(1,942)
(Repayment) issuance of debt by joint venture, net	(15,842)	16,498
Net proceeds from the exercise of stock options	187	592
Repayments of long-term debt	(148,676)	(250)
Income tax benefit from exercise of stock options	83	90

Net cash (used in) provided by financing activities	(171,853)	7,442

Effect of exchange rate changes on cash	483	1,713

Decrease in cash and cash equivalents	(140,482)	(49,100)
Cash and cash equivalents at the beginning of the period	514,162	394,139

Cash and cash equivalents at the end of the period	$373,680	$345,039

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

Extruded Metals Class Action

A purported class action was filed in Michigan Circuit Court by Gaylord L. Miller, and all others similarly situated, against a subsidiary of the Company, Extruded Metals, Inc., in March 2012 under nuisance, negligence, and gross negligence theories.  It is brought on behalf of all persons in the City of Belding, Michigan, whose property rights have allegedly been interfered with by fallout and/or dust and/or noxious odors, allegedly attributable to Extruded Metals’ operations.  Plaintiffs allege that they have suffered interference with the use and enjoyment of their properties.  They seek compensatory and exemplary damages and injunctive relief.  The Company intends to vigorously defend this matter.  At this time, the Company is unable to determine the impact, if any, that this matter will have on its financial position, results of operations, or cash flows.

Supplier Litigation

On May 6, 2011, the Company and two of its subsidiaries, Mueller Streamline Co. (Mueller Streamline) and B&K Industries, Inc. (B&K)(Plaintiffs), filed a civil lawsuit in federal district court in Los Angeles, California against a former supplier, Xiamen Lota International Co., Ltd (Xiamen Lota), its U.S. sales representative (Lota USA), and certain other persons (Defendants).  The lawsuit alleges, among other things, that the Defendants gave Peter D. Berkman, a former executive of the Company and B&K, an undisclosed interest in Lota USA, and made payments and promises of payments to him, in return for Peter Berkman maintaining the Company as a customer, increasing purchasing levels, and acquiescing to non-competitive and excessive pricing for Xiamen Lota products.  The lawsuit alleges violations of federal statutes 18 U.S.C. Sections 1962(c) and (d) (RICO claims) and California state law unfair competition.  The lawsuit seeks compensatory, treble and punitive damages, and other appropriate relief including an award of reasonable attorneys' fees and costs of suit.  All of the foreign Defendants have been served under the Hague Convention and Xiamen Lota has withdrawn its motion contesting service of process (filed July 1, 2011).  On January 4, 2012, the foreign Defendants filed a motion to dismiss all of the claims in the Company's Complaint for failure to state claims, and also joined in Lota USA’s pending motion to dismiss (filed July 1, 2011).  On December 16, 2011, the Court granted Lota USA’s motion to disqualify the Company’s counsel and the Company has retained new counsel to represent it going forward in the lawsuit.  The motions to dismiss were heard on April 9, 2012, and the Court sustained Plaintiffs’ unfair competition claim, and dismissed without prejudice and with leave to amend, their RICO claims.  The Plaintiffs filed an amended complaint on April 30, 2012. Defendants moved to dismiss on May 17, 2012.  The parties await the Court’s ruling.  A mediation will be held August 14 and 15, 2012.  The Court set a trial date for this civil matter to commence on June 18, 2013.

U.K. Actions Relating To The European Commission’s 2004 Copper Tubes Decision And 2006 Copper Fittings Decision

Mueller Industries, Inc., WTC Holding Company, DENO Holding Company, Inc., Mueller Europe, Limited, and DENO Acquisition EURL (the Mueller entities) received a letter from counsel for IMI plc and IMI Kynoch Limited (IMI) concerning contribution proceedings by IMI against the Mueller entities regarding copper tubes.  In the Competition Appeal Tribunal (the CAT) in the United Kingdom, IMI has been served with claims by 21 claimants, all companies within the Travis Perkins Group (TP and the TP Claimants).  The TP Claimants are seeking follow-on damages arising out of the Copper Tubes Cartel, as described in the European Commission’s September 3, 2004 decision.  The claims thus arise from the findings of the European Commission as set forth in that decision.

Mueller Industries, Inc., Mueller Europe, Limited, and WTC Holding Company also received a letter from counsel for IMI concerning contribution proceedings by IMI against those three Mueller entities regarding copper fittings.  In the High Court, IMI has been served with claims by 21 TP Claimants.  The TP Claimants are seeking follow-on damages arising out of the Copper Fittings Cartel, as described in the European Commission’s September 20, 2006 decision.  The claims similarly arise from the findings of the European Commission as set forth in that decision.

The letters confirm that IMI has commenced (but not yet formally served) legal proceedings against the Mueller entities, and in those proceedings will be claiming a contribution for any follow-on losses.

While the TP Claimants have provided their preliminary calculations of aggregate claimed damages for the Copper Tubes Cartel and the Copper Fittings Cartel, Mueller is unable at this time to estimate its potential liability, if any, for the contribution claims.

As to the claims arising from the Copper Tubes Decision, brought in the CAT, the CAT has now granted approval for the case to be transferred to the High Court.

Lead Refinery Site

On July 12, 2012, the U. S. Environmental Protection Agency (EPA) proposed a remedy that consists of removal of contaminated soils which is subject to further review and consideration, as well as public comment, before it becomes final.  There is no assurance that the remedy as proposed by EPA will be adopted, or that the EPA’s current estimate of cost of approximately $29 million is reliable.  Lead Refinery is currently unable to predict whether it might incur liability related to this site, or to estimate the extent of such liability or whether it would be material.  EPA has also notified two other potentially responsible parties (PRPs) at the site; the allocation of costs, if any among the PRPs is unknown.

Other

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the Company’s guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s line of credit facility.  The maximum payments that the Company could be required to make under its guarantees at June 30, 2012, was $13.0 million.

Note 3 – Insurance Claims

Fulton, Mississippi, Copper Tube Facility

In July 2009, there was an explosion at the Company’s copper tube facility in Fulton, Mississippi resulting in damage to certain production equipment.  In the first quarter of 2012, the Company settled the business interruption portion of this claim and recognized a $1.5 million gain.

Wynne, Arkansas, Copper Tube Facility

In September 2011, a portion of the Company’s Wynne, Arkansas, manufacturing operation was damaged by fire.  Certain inventories, production equipment, and building structures were extensively damaged.  The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance subject to customary deductibles.  Any gain resulting from insurance proceeds for property damage in excess of the net book value of the related property will be recognized in income upon settlement of the claim.  In addition, the Company has deferred recognition of direct, identifiable costs associated with this matter.  These costs will also be recognized upon settlement of the insurance claim.  As of June 30, 2012, the Company has received advances totaling $50 million from the insurance company for this claim, of which $40 million was received during the first half of 2012.  These advances, net of the book value of damaged inventories, equipment, and buildings and direct cleanup and other out of pocket costs totaled $31.7 million, classified as other current liabilities on the Condensed Consolidated Balance Sheet at June 30, 2012.

Note 4 – Inventories

(In thousands)	June 30, 2012	December 31, 2011

Raw materials and supplies	$51,522	$42,281
Work-in-process	28,639	38,420
Finished goods	154,521	143,648
Valuation reserves	(5,344)	(5,156)

Inventories	$229,338	$219,193

The Company has partially liquidated inventories valued using the last-in, first-out (LIFO) method during the first half of 2012.  The Company expects to replenish these inventories by the end of 2012 and, as such, has not recognized the effects of liquidating LIFO layers.  In the event these inventories are not replenished, due to lack of availability or operational reasons, the Company would recognize a reduction to cost of goods sold of approximately $18.2 million from the liquidation of LIFO layers based on quarter-end quantities.

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

Note 5 – Debt

(In thousands)	June 30, 2012	December 31, 2011

6% Subordinated Debentures, due 2014	$—	$148,176
2001 Series IRB’s with interest at 1.39%, due through 2021	8,750	9,250
Mueller-Xingrong line of credit with interest at 6.00%, due 2012	24,715	40,265
Other	50	50

	33,515	197,741
Less current portion of debt	(25,715)	(41,265)

Long-term debt	$7,800	$156,476

On May 24, 2012, the Company issued a Notice of Full Redemption of its outstanding 6% Subordinated Debentures, due 2014 (the “Debentures,” and the transaction whereby the Debentures were redeemed, the “Redemption”).  The Debentures were redeemed on June 25, 2012 at par value totaling approximately $148.2 million principal and accrued interest of approximately $1.3 million.

Note 6 – Industry Segments

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

Summarized segment information is as follows:

	For the Quarter Ended June 30, 2012
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$331,688	$268,551	$(6,140)	$594,099

Cost of goods sold	285,182	243,646	(5,977)	522,851
Depreciation and amortization	4,151	3,412	356	7,919
Selling, general, and administrative expense	19,750	6,436	7,301	33,487

Operating income	22,605	15,057	(7,820)	29,842

Interest expense				(2,721)
Other income, net				490

Income before income taxes				$27,611

	For the Quarter Ended July 2, 2011
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$347,069	$314,086	$(8,232)	$652,923

Cost of goods sold	296,033	285,944	(8,100)	573,877
Depreciation and amortization	5,349	3,479	338	9,166
Selling, general, and administrative expense	20,897	5,847	6,586	33,330

Operating income	24,790	18,816	(7,056)	36,550

Interest expense				(2,834)
Other income, net				264

Income before income taxes				$33,980

	For the Six Months Ended June 30, 2012
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$647,042	$539,527	$(14,802)	$1,171,767

Cost of goods sold	550,653	479,846	(14,473)	1,016,026
Depreciation and amortization	8,296	6,471	681	15,448
Selling, general, and administrative expense	38,730	13,428	12,931	65,089
Insurance settlement	(1,500)	—	—	(1,500)

Operating income	50,863	39,782	(13,941)	76,704

Interest expense				(5,358)
Other income, net				744

Income before income taxes				$72,090

	For the Six Months Ended July 2, 2011
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$727,658	$633,422	$(20,476)	$1,340,604

Cost of goods sold	619,228	564,736	(20,213)	1,163,751
Depreciation and amortization	11,183	7,071	611	18,865
Selling, general, and administrative expense	42,774	13,153	12,772	68,699
Litigation settlement	—	—	(10,500)	(10,500)

Operating income	54,473	48,462	(3,146)	99,789

Interest expense				(6,182)
Other expense, net				1,323

Income before income taxes				$94,930

Note 7 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Pension benefits:
Service cost	$317	$207	$677	$461
Interest cost	2,152	2,530	4,371	4,685
Expected return on plan assets	(2,731)	(2,919)	(5,444)	(5,571)
Amortization of prior service cost	—	1	—	1
Amortization of net loss	991	599	1,934	1,173

Net periodic benefit cost	$729	$418	$1,538	$749

Other benefits:
Service cost	$58	$82	$133	$151
Interest cost	248	301	557	619
Amortization of prior service credit	(1)	(2)	(1)	(1)
Amortization of net gain	(16)	(31)	(13)	(6)

Net periodic benefit cost	$289	$350	$676	$763

Note 8 – Income Taxes

The Company’s effective tax rate for the second quarter of both 2012 and 2011 was 33 percent.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the second quarter of 2012 were: (i) the U.S. production activities deduction of $0.9 million and (ii) the effect of foreign tax rates lower than statutory tax rates and other foreign items of $1.2 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.1 million.

The Company’s effective tax rate for the first half of 2012 was 29 percent compared with 33 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first half of 2012 were reductions related to: (i) the effect of foreign tax rates lower than statutory tax rates and other foreign items of $3.9 million; (ii) decreases in unrecognized tax benefits of $0.8 million; (iii) decreases in valuation allowances of $1.0 million; and (iv) the U.S. production activities deduction of $2.1 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $2.3 million.

Due to ongoing federal and state income tax audits and potential lapses of the statutes of limitations in various taxing jurisdictions, it is reasonably possible that unrecognized tax benefits may decrease in the next twelve months by up to $1.1 million.  Total unrecognized tax benefits including derecognized deferred tax assets at the end of the second quarter were $3.9 million, without consideration of any applicable federal benefit, including $0.3 million of accrued interest and penalties.  Of the $3.9 million, up to $1.1 million could impact the effective tax rate, if recognized.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions.  The statute of limitations is open for the Company’s federal tax return and most state income tax returns for 2008 and all subsequent years.  The Internal Revenue Service is currently examining the 2009 and 2010 consolidated U.S. federal income tax returns.  The statutes of limitations for certain state and foreign returns are open for earlier tax years due to ongoing audits and differing statute periods.  While the Company believes that it is adequately reserved for possible future audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

Note 9 – Derivative Instruments and Hedging Activities

Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  The Company occasionally enters into forward fixed-price arrangements with certain customers; the risk of these arrangements is generally managed with commodity futures contracts.  The Company accounts for these futures contracts in accordance with ASC 815, Derivatives and Hedging (ASC 815).  These futures contracts have been designated as cash flow hedges.  The fair value of open futures contracts is recognized as a component of accumulated other comprehensive income until the position is closed, which corresponds to the period when the related hedged transaction is recognized in earnings.  Should these contracts no longer meet hedge criteria in accordance with ASC 815, either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge would be immediately reclassified from accumulated other comprehensive income into earnings.  In the next twelve months, the Company will reclassify into earnings realized gains or losses of cash flow hedges; at June 30, 2012, the net fair value of these contracts was a $133 thousand loss position.

At June 30, 2012, the Company held open futures contracts to purchase approximately $18.0 million of copper over the next 18 months related to fixed price sales orders.  The fair value of those futures contracts was a $216 thousand loss position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820, Fair Value Measurements and Disclosures).

Derivative instruments designated as cash flow hedges under ASC 815 are reflected in the Condensed Consolidated Financial Statements as follows:

	June 30, 2012
(In thousands)	Location		Fair value

Commodity contracts	Other current assets:	Gain positions	$87
		Loss positions	(25)
	Other current liabilities:	Gain positions	213
		Loss positions	(491)

	December 31, 2011
(In thousands)	Location		Fair value

Commodity contracts	Other current assets:	Gain positions	$85
		Loss positions	(25)
	Other current liabilities:	Gain positions	339
		Loss positions	(1,078)

The following tables summarize activities related to the Company’s derivative instruments, classified as cash flow hedges in accordance with ASC 815:

	Gain (Loss) Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Commodity contracts	$(1,394)	$961	$(107)	$793

	(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Commodity contracts:
Cost of goods sold	$804	$(417)	$430	$(1,026)

The Company enters into futures contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts through June 30, 2012 was not material to the Condensed Consolidated Statements of Income.

The Company does not offset fair value of amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At June 30, 2012, the Company had recorded restricted cash of $1.1 million related to open futures contracts.

Note 10 – Recently Issued Accounting Standards

In January 2012, the Company adopted Accounting Standard Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires presentation of the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The standard does not change the items that must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income.

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

The majority of the Company’s manufacturing facilities operated at significantly below capacity during 2011 and the first half of 2012 due to reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  The U.S. housing and residential construction market has not recovered from the recent economic downturn.  The recent years from 2009 through 2011 had the lowest recorded housing starts since recordkeeping began in 1959.  From 1959 through 2007, annual housing starts averaged over 1.5 million units.  Per the U.S. Census Bureau, actual housing starts in the U.S. were 366 thousand for the first half of 2012, up from 289 thousand for the first half of 2011.  The June 2012 seasonally adjusted annual rate of new housing starts was 760 thousand, which is an increase of 23.6 percent compared with the June 2011 rate of 615 thousand.  Mortgage rates have remained at low levels during 2012 and 2011, as the average 30-year fixed mortgage rate was 3.86 percent for the first six months of 2012 and 4.45 percent for the twelve months ended December 2011.  Commercial construction has also remained at low levels.  According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $299.1 billion in May 2012, significantly less than the activity levels during 2007 and 2008.  Business conditions in the U.S. automotive industry were also exceptionally difficult in the economic downturn during 2008 and 2009, which affected the demand for various products in the Company’s OEM segment; however, some improvements have recently occurred.  These conditions have significantly affected the demand for virtually all of the Company’s core products in recent years.

Residential construction activity is still at historical lows and recovery in the near-term is expected to be modest due to continuing high rates of unemployment, the impact of mounting foreclosures, and tighter lending standards.  The private non-residential construction sector, which includes offices, industrial and retail projects, showed slight improvement in 2011 after declines of almost 25 percent in 2010 and 13 percent in 2009.  The Company expects that most of these conditions will gradually improve, but at an irregular pace.

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

Results of Operations

Second Quarter 2012 compared with Second Quarter 2011

During the second quarter of 2012, the Company’s net sales were $594.1 million, which compares with net sales of $652.9 million over the same period of 2011.  Of the decrease, $51.6 million was attributable to the decrease in base metal prices, primarily copper. Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The Comex average copper price in the second quarter of 2012 was approximately $3.55 per pound, or 15 percent less than the second quarter of 2011 average of $4.16 per pound.

Cost of goods sold was $522.9 million in the second quarter of 2012 compared with $573.9 million in the same period of 2011.  Consistent with the factors noted above regarding net sales, the year-over-year decrease was due primarily to the decrease in the price of copper, the Company’s principal raw material, partially offset by slightly higher sales volume.

Depreciation and amortization declined from $9.2 million in 2011 to $7.9 million in 2012.  The reduction is due to certain assets becoming fully depreciated.  Selling, general, and administrative expenses increased to $33.5 million in the second quarter of 2012; this $0.2 million increase was primarily due to increased professional fees, partially offset by decreased salary and bonus expenses.

Interest expense decreased to $2.7 million in the second quarter of 2012 from $2.8 million for the same period in 2011.  This decrease primarily resulted from reduced borrowings at Mueller Xingrong.  Other income, net was $0.5 million in the second quarter of 2012 compared with income of $0.3 million for the same period in 2011.  This fluctuation was primarily due to an increase in interest income.

The Company’s effective tax rate for the second quarter of both 2012 and 2011 was 33 percent.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the second quarter of 2012 were: (i) the U.S. production activities deduction of $0.9 million and (ii) the effect of foreign tax rates lower than statutory tax rates and other foreign items of $1.2 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.1 million.

Plumbing & Refrigeration Segment

Second quarter net sales by the Plumbing & Refrigeration segment decreased 4.4 percent to $331.7 million in 2012 from $347.1 million in 2011.   Of the $15.4 million decrease in net sales, approximately $28.4 million was due to lower net selling prices, offset by $7.0 million attributable to higher unit volume in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings.  Additionally, the decrease in net sales for the core product lines was offset by an increase in sales for the segment’s import distribution businesses. Cost of goods sold decreased from $296.0 million in the second quarter of 2011 to $285.2 million in the same period of 2012, which was also due to decreasing raw material prices, primarily copper.  Depreciation and amortization in the second quarter decreased from $5.3 million in 2011 to $4.2 million in 2012 resulting from certain assets being fully depreciated.  Selling, general, and administrative expenses decreased from $20.9 million in the second quarter of 2011 to $19.8 million in the second quarter of 2012.  The decrease is primarily due to employment costs, including decreased compensation.  Operating income for the segment decreased to $22.6 million in the second quarter of 2012 from $24.8 million in the second quarter of 2011.  This decrease was due to decreased spreads in core products (especially in copper tube), and higher per unit conversion costs in a majority of the segment’s product lines resulting primarily from decreased production activities.

OEM Segment

The OEM segment’s second quarter net sales were $268.6 million in 2012 compared with $314.1 million in 2011.  The decrease was due primarily to lower sales volume and lower net selling prices resulting from lower average costs of raw materials.  Of the $45.5 million decrease in net sales, approximately $17.0 million was attributable to lower sales volume and approximately $23.2 million was due to lower net selling prices in the segment’s core product lines of brass rod, forgings, impacts, and commercial tube.  Cost of goods sold decreased to $243.6 million in the second quarter of 2012 from $285.9 million in the same period of 2011, which was also due to the decrease in sales volume and average costs of raw materials.  Depreciation and amortization decreased slightly from $3.5 million to $3.4 million resulting from certain assets being fully depreciated.  Second quarter selling, general, and administrative expenses were $6.4 million in 2012, an increase of $0.6 million consisting primarily of higher employment costs and a provision for impairment of fixed assets.  Operating income decreased from $18.8 million in the second quarter of 2011 to $15.1 million in the same period of 2012, due primarily to lower sales volume, decreased unit spreads, and higher per unit conversion costs in certain product lines.

Six Months Ended June 30, 2012, compared with Six Months Ended July 2, 2011

During the six months ended June 30, 2012, the Company’s net sales were $1.17 billion, which compares with net sales of $1.34 billion over the same period of 2011.   Of the $168.8 million decrease in net sales, approximately $94.7 million was due to lower net selling prices in the Company’s core product lines and approximately $68.7 million was attributable to lower unit volume in the Company’s core product lines.  The Comex average copper price in the first half of 2012 was approximately $3.67 per pound, or 14 percent less than the average of $4.27 per pound in the first half of 2011.

Cost of goods sold was $1.02 billion in the first half of 2012 compared with $1.16 billion in the same period of 2011.  The year-over-year decrease was due primarily to the decrease in the price of copper, the Company’s principal raw material, and decreased sales volume in core product lines.  In addition, during the first half of 2012, the Company recognized a gain from LIFO liquidation that resulted in a reduction of approximately $8.0 million to cost of sales, or $0.13 per diluted share after tax.

Depreciation and amortization declined from $18.9 million in the first half of 2011 to $15.4 million in 2012.  This reduction is due to certain assets becoming fully depreciated.  Selling, general, and administrative expenses decreased to $65.1 million in the first half of 2012 from $68.7 million in 2011; this $3.6 million decrease was primarily due to decreased compensation expense including incentive compensation.

During the six months ended June 30, 2012, the Company settled the business interruption portion of its insurance claim related to the July 2009 explosion at the copper tube facility in Fulton, Mississippi and recognized a $1.5 million gain.  During the six months ended July 2, 2011, the Company recorded a gain of $10.5 million upon receipt of payment related to the December 10, 2010, settlement of a lawsuit against Peter D. Berkman, Jeffrey A. Berkman, and Homewerks Worldwide LLC.

Interest expense decreased to $5.4 million for the six months ended June 30, 2012, from $6.2 million for the same period in 2011.  This decrease was due to decreased borrowings by Mueller–Xingrong to fund operations.  Other income, net totaled $0.7 million in the first half of 2012 compared with $1.3 million for the same period in 2011.  This fluctuation was primarily due to increased environmental expense in 2012 partially offset by gains on disposals of assets in 2011.

The Company’s effective tax rate for the first half of 2012 was 29 percent compared with 33 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first half were reductions related to: (i) the effect of foreign tax rates lower than statutory tax rates and other foreign items of $3.9 million; (ii) decreases in unrecognized tax benefits of $0.8 million; (iii) decreases in valuation allowances of $1.0 million; and (iv) the U.S. production activities deduction of $2.1 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $2.3 million.

Plumbing & Refrigeration Segment

Net sales by the Plumbing & Refrigeration segment decreased 11 percent to $647.0 million in the six months ended June 30, 2012, from $727.7 million in the same period of 2011.  This decrease was due to lower selling prices resulting from lower average prices of raw materials and from lower unit sales volume resulting from decreased demand in the majority of the segment’s core product lines.  Of the $80.7 million decrease in net sales, approximately $60.0 million was due to lower net selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings, and approximately $23.2 million was attributable to lower unit volume.  Cost of goods sold decreased from $619.2 million in the first half of 2011 to $550.7 million in the same period of 2012, which was also due to decreasing raw material prices, primarily copper, and to lower sales volume.  Depreciation and amortization in the first half of 2012 decreased from $11.2 million in 2011 to $8.3 million in 2012 resulting from certain assets being fully depreciated.  Selling, general, and administrative expenses decreased from $42.8 million in the first half of 2011 to $38.7 million in the first half of 2012.  The $4.1 million decrease is primarily due to decreased compensation, including incentive compensation of $1.2 million.  Operating income for the segment decreased to $50.9 million in the first half of 2012 from $54.5 million in the first half of 2011.  This decrease was due to (i) lower sales volume in the segment’s core product lines, (ii) decreased spreads in core products (especially in copper tube), (iii) and higher per unit conversion costs in a majority of the segment’s product lines resulting primarily from decreased production activities.  The decrease in operating income was partially offset by the $1.5 million insurance settlement during 2012.

OEM Segment

The OEM segment’s net sales were $539.5 million in the six months ended June 30, 2012, compared with $633.4 million in 2011.  The decrease was due primarily to lower net selling prices resulting from lower average cost of raw materials and lower sales volume.  Of the $93.9 million decrease in net sales, approximately $34.6 million was attributable to lower net selling prices in the segment’s core product lines of brass rod, forgings, impacts, and commercial tube and approximately $45.5 million was due to lower unit volume.  Cost of goods sold decreased to $479.8 million in the first half of 2012 from $564.7 million in the same period of 2011, which was also due to the decrease in average costs of raw materials and decreases in sales volume.  Depreciation and amortization decreased slightly from $7.1 million in 2011 to $6.5 million in 2012 due to certain assets being fully depreciated.  Selling, general, and administrative expenses remained relatively consistent at $13.4 million in the first half of 2012 compared with $13.2 million in the first half of 2011.  Operating income decreased from $48.5 million in the first half of 2011 to $39.8 million in the same period of 2012, due primarily to lower sales volume.

Liquidity and Capital Resources

Cash provided by operating activities during the six months ended June 30, 2012 totaled $17.3 million, which was primarily attributable to consolidated net income of $51.4 million plus depreciation and amortization of $15.8 million and insurance proceeds of $9.0 million, partially offset by increased receivables of $55.8 million.  The increases in receivables primarily resulted from the increased cost of raw materials in certain businesses during the first half of 2012.  Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.  During the second quarter of 2012, the average Comex copper price was approximately $3.67 per pound, which represents a 4 percent increase over the average price during the fourth quarter of 2011.  This increase in the price of cathode has also resulted in increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.

During the first six months of 2012, cash provided by investing activities totaled $13.6 million.  The major components of net cash provided by investing activities included insurance proceeds of $32.5 million related to the 2011 fire at our Wynne, Arkansas manufacturing facility, partially offset by $23.4 million used for capital expenditures.

Net cash used in financing activities totaled $171.9 million, which consists primarily of $148.2 million used to redeem the Debentures at par value, $7.6 million used for payment of regular quarterly dividends to stockholders of the Company, and $15.8 million used for the repayment of debt by Mueller-Xingrong.

The Company has significant environmental remediation obligations.  The performance of these obligations is expected to occur over a minimum of 20 years.  Cash used for environmental remediation activities was approximately $403 thousand during the first half of 2012.  The Company expects to spend approximately $770 thousand for the remainder of 2012 for ongoing environmental remediation activities.  The timing of a potential payment for a $9.5 million settlement offer has not yet been determined.

The Company’s Credit Agreement provides for an unsecured $350 million revolving line of credit (the Credit Facility) maturing on March 7, 2016.  The Credit Facility backed approximately $13.0 million in letters of credit at the end of the quarter.  As of June 30, 2012, the Company’s total debt was $33.5 million or 3.5 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of June 30, 2012, the Company was in compliance with all of its debt covenants.

The Company declared and paid a regular quarterly cash dividend of ten cents per common share in the second quarter of 2012.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

Management believes that the Credit Facility, cash generated by operations, and currently available cash of $373.7 million will be adequate to meet the Company’s normal future capital expenditures and operational needs.  The Company’s current ratio was 3.9 to 1 at June 30, 2012.

The Company’s Board of Directors has extended, until October 2012, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 30, 2012, the Company had repurchased approximately 2.4 million shares under this authorization.

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

	For the Six Months Ended June 30, 2012
(In thousands, except per share data)	As Reported	Impact of LIFO Gain	Impact of Insurance Settlement	Pro forma

Operating income	$76,704	$(7,979)	$(1,500)	$67,225

Interest expense	(5,358)	—	—	(5,358)
Other income, net	744	—	—	744

Income before income taxes	72,090	(7,979)	(1,500)	62,611
Income tax expense	(20,733)	2,872	585	(17,276)

Consolidated net income	51,357	(5,107)	(915)	45,335

Net income attributable to noncontrolling interest	(841)	___—	—	(841)

Net income attributable to Mueller Industries, Inc.	$50,516	$(5,107)	$(915)	$44,494

Diluted earnings per share	$1.31	$(0.13)	$(0.02)	$1.16

	For the Six Months Ended July 2, 2011
(In thousands, except per share data)	As Reported	Impact of Litigation Settlement	Pro forma Without Litigation Settlement

Operating income	$99,789	$(10,500)	$89,289

Interest expense	(6,182)	—	(6,182)
Other income, net	1,323	—	1,323

Income before income taxes	94,930	(10,500)	84,430
Income tax expense	(31,657)	3,675	(27,982)

Consolidated net income	63,273	(6,825)	56,448
Net income attributable to noncontrolling interest	(355)	—	(355)

Net income attributable to Mueller Industries, Inc.	$62,918	$(6,825)	$56,093

Diluted earnings per share	$1.65	$(0.18)	$1.47

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

The Company occasionally enters into forward fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with these fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At June 30, 2012, the Company held open futures contracts to purchase approximately $18.0 million of copper over the next 18 months related to fixed-price sales orders.

Futures contracts may also be used to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated other comprehensive income and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  At June 30, 2012, the Company held no open futures contracts to purchase natural gas.

Interest Rates

At June 30, 2012, the Company had variable-rate debt outstanding of $33.5 million, the majority of which related to the debt issued by Mueller-Xingrong.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows.  The primary interest rate exposure on floating-rate debt is based on LIBOR and on the base-lending rate published by the People’s Bank of China.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are generally not material; however, the Company may utilize certain futures or forward contracts to hedge such transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders’ equity as a component of comprehensive income and reflected in earnings upon collection of receivables.  At June 30, 2012, the Company had open futures contracts with a financial institution to sell approximately 3.4 million Canadian dollars and 0.7 million euros through August 2012.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of June 30, 2012.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2012 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Supplier Litigation

On May 6, 2011, the Company and two of its subsidiaries, Mueller Streamline Co. (Mueller Streamline) and B&K Industries, Inc. (B&K)(Plaintiffs), filed a civil lawsuit in federal district court in Los Angeles, California against a former supplier, Xiamen Lota International Co., Ltd (Xiamen Lota), its U.S. sales representative (Lota USA), and certain other persons (Defendants).  The lawsuit alleges, among other things, that the Defendants gave Peter D. Berkman, a former executive of the Company and B&K, an undisclosed interest in Lota USA, and made payments and promises of payments to him, in return for Peter Berkman maintaining the Company as a customer, increasing purchasing levels, and acquiescing to non-competitive and excessive pricing for Xiamen Lota products.  The lawsuit alleges violations of federal statutes 18 U.S.C. Sections 1962(c) and (d) (RICO claims) and California state law unfair competition.  The lawsuit seeks compensatory, treble and punitive damages, and other appropriate relief including an award of reasonable attorneys' fees and costs of suit.  All of the foreign Defendants have been served under the Hague Convention and Xiamen Lota has withdrawn its motion contesting service of process (filed July 1, 2011).  On January 4, 2012, the foreign Defendants filed a motion to dismiss all of the claims in the Company's Complaint for failure to state claims, and also joined in Lota USA's pending motion to dismiss (filed July 1, 21011).  On December 16, 2011, the Court granted Lota USA's motion to disqualify the Company's counsel and the Company has retained new counsel to represent it going forward in the lawsuit.  The motions to dismiss were heard on April 9, 2012, and the Court sustained Plaintiffs' unfair competition claim, and dismissed without prejudice and with leave to amend, their RICO claims.  The Plaintiffs filed an amended complaint on April 30, 2012. Defendants moved to dismiss on May 17, 2012.  The parties await the Court’s ruling.  A mediation will be held August 14 and 15, 2012.  The Court set a trial date for this civil matter to commence on June 18, 2013.

U.K. Actions Relating To The European Commission’s 2004 Copper Tubes Decision And 2006 Copper Fittings Decision

Mueller Industries, Inc., WTC Holding Company, DENO Holding Company, Inc., Mueller Europe, Limited, and DENO Acquisition EURL (the Mueller entities) received a letter from counsel for IMI plc and IMI Kynoch Limited (IMI) concerning contribution proceedings by IMI against the Mueller entities regarding copper tubes.  In the Competition Appeal Tribunal (the CAT) in the United Kingdom, IMI has been served with claims by 21 claimants, all companies within the Travis Perkins Group (TP and the TP Claimants).  The TP Claimants are seeking follow-on damages arising out of the Copper Tubes Cartel, as described in the European Commission’s September 3, 2004 decision.  The claims thus arise from the findings of the European Commission as set forth in that decision.

Mueller Industries, Inc., Mueller Europe, Limited, and WTC Holding Company also received a letter from counsel for IMI concerning contribution proceedings by IMI against those three Mueller entities regarding copper fittings.  In the High Court, IMI has been served with claims by 21 TP Claimants.  The TP Claimants are seeking follow-on damages arising out of the Copper Fittings Cartel, as described in the European Commission’s September 20, 2006 decision.  The claims similarly arise from the findings of the European Commission as set forth in that decision.

The letters confirm that IMI has commenced (but not yet formally served) legal proceedings against the Mueller entities, and in those proceedings will be claiming a contribution for any follow-on losses.

While the TP Claimants have provided their preliminary calculations of aggregate claimed damages for the Copper Tubes Cartel and the Copper Fittings Cartel, Mueller is unable at this time to estimate its potential liability, if any, for the contribution claims.

As to the claims arising from the Copper Tubes Decision, brought in the CAT, the CAT has now granted approval for the case to be transferred to the High Court.

Environmental Matters

Non-Operating properties:

Lead Refinery Site

On July 12, 2012, the U. S. Environmental Protection Agency (EPA) proposed a remedy that consists of removal of contaminated soils which is subject to further review and consideration, as well as public comment, before it becomes final.  There is no assurance that the remedy as proposed by EPA will be adopted, or that the EPA’s current estimate of cost of approximately $29 million is reliable.  Lead Refinery is currently unable to predict whether it might incur liability related to this site, or to estimate the extent of such liability or whether it would be material.  EPA has also notified two other potentially responsible parties (PRPs) at the site; the allocation of costs, if any among the PRPs is unknown.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2012, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 30, 2012, the Company had repurchased approximately 2.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended June 30, 2012.

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

				7,647,030	(1)

April 1 – April 28, 2012	35,006 (2)	$44.76	—

April 29 – May 26, 2012	11,016 (2)	45.73	—

May 27 – June 30, 2012	— (2)	—	—

(1) Shares available to be purchased under the Company's ten million share repurchase authorization until
      October 2012. The extension of the authorization was announced on October 27, 2011.

(2) Shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting.

Item 5. Other Information

The union agreements at the Company’s Fulton, Mississippi, Belding, Michigan, and North Wales, Pennsylvania operations expire in August 2012.  The Company is presently renegotiating renewal of these contracts.

Item 6. Exhibits

10.1
Registration Rights Agreement, dated May 17, 2012, by and between Mueller Industries, Inc. and Leucadia National Corporation (incorporated by reference to Form 8-K filed by the Company on May 17, 2012).

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

Items 3 and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER INDUSTRIES, INC.

/S/ Kent A. McKee
Kent A. McKee
July 27, 2012	Executive Vice President and
Date	Chief Financial Officer

/S/ Richard W. Corman
July 27, 2012	Richard W. Corman
Date	Vice President – Controller

EXHIBIT INDEX

Exhibits	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema