Form 10-Q
period 2012-09-29
MUELLER INDUSTRIES INC
filed 2012-10-26
CIK 89439

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐                            No   ☒

The number of shares of the Registrant’s common stock outstanding as of October 24, 2012, was 28,095,245.

Index

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 29, 2012

__________________________

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

__________________________

Index

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands, except per share data)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net sales	$514,165	$585,809	$1,685,932	$1,926,413

Cost of goods sold	449,718	523,984	1,465,744	1,687,735
Depreciation and amortization	7,870	8,716	23,318	27,581
Selling, general, and administrative expense	32,120	34,245	97,209	102,944
Insurance settlement	—	—	(1,500)	—
Litigation settlement	—	—	—	(10,500)

Operating income	24,457	18,864	101,161	118,653

Interest expense	(353)	(2,822)	(5,711)	(9,004)
Other income, net	219	102	963	1,425

Income before income taxes	24,323	16,144	96,413	111,074

Income tax expense	(8,753)	(5,403)	(29,486)	(37,060)

Consolidated net income	15,570	10,741	66,927	74,014

Net income attributable to noncontrolling interest	(59)	(266)	(900)	(621)

Net income attributable to Mueller Industries, Inc.	$15,511	$10,475	$66,027	$73,393

Weighted average shares for basic earnings per share	37,505	37,878	37,849	37,779
Effect of dilutive stock-based awards	452	483	444	367

Adjusted weighted average shares for diluted earnings per share	37,957	38,361	38,293	38,146

Basic earnings per share	$0.41	$0.28	$1.74	$1.94

Diluted earnings per share	$0.41	$0.27	$1.72	$1.92

Dividends per share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended				For the Nine Months Ended
(In thousands)	September 29, 2012		October 1, 2011		September 29, 2012		October 1, 2011

Consolidated net income	$15,570		$10,741		$66,927		$74,014

Other comprehensive (loss) income, net of tax:
Foreign currency translation	4,973		(6,389)		7,172		1,859
Net change with respect to derivative instruments and hedging activities, net	648	1	(3,176)	2	957	3	(3,409	)4
Other, net	268		535		1,408		967

Total other comprehensive income (loss)	5,889		(9,030)		9,537		(583)

Consolidated comprehensive income	21,459		1,711		76,464		73,431
Comprehensive (income) loss attributable to noncontrolling interest	(40)		(737)		990		(1,706)

Comprehensive income attributable to Mueller Industries, Inc.	$21,419		$974		$77,454		$71,725

See accompanying notes to condensed consolidated financial statements.

1 Net of tax of $(388)
2 Net of tax of $1,700
3 Net of tax of $(554)
4 Net of tax of $1,841

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	September 29, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$165,755	$514,162
Accounts receivable, less allowance for doubtful accounts of $2,300 in 2012 and $1,564 in 2011	261,015	250,027
Inventories	224,358	219,193
Current deferred income taxes	21,306	21,104
Other current assets	17,075	22,213

Total current assets	689,509	1,026,699

Property, plant, and equipment, net	228,860	203,744
Goodwill	104,612	102,250
Other assets	16,435	14,911

Total assets	$1,039,416	$1,347,604

Liabilities
Current liabilities:
Current portion of debt	$12,570	$41,265
Accounts payable	65,513	65,545
Accrued wages and other employee costs	31,277	39,319
Other current liabilities	101,750	67,115

Total current liabilities	211,110	213,244

Long-term debt, less current portion	207,550	156,476
Pension liabilities	31,671	32,839
Postretirement benefits other than pensions	21,575	21,405
Environmental reserves	22,811	22,892
Deferred income taxes	18,604	14,856
Other noncurrent liabilities	985	1,130

Total liabilities	514,306	462,842

Equity
Mueller Industries, Inc. stockholders’ equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 40,091,502; outstanding 27,970,180 in 2012 and 38,236,568 in 2011	401	401
Additional paid-in capital	267,516	266,936
Retained earnings	736,917	682,380
Accumulated other comprehensive loss	(39,959)	(49,409)
Treasury common stock, at cost	(469,828)	(44,620)

Total Mueller Industries, Inc. stockholders’ equity	495,047	855,688
Noncontrolling interest	30,063	29,074

Total equity	525,110	884,762

Commitments and contingencies	—	—

Total liabilities and equity	$1,039,416	$1,347,604

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
(In thousands)	September 29, 2012	October 1, 2011

Cash flows from operating activities
Consolidated net income	$66,927	$74,014
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	23,713	27,844
Stock-based compensation expense	3,042	2,583
Insurance settlement	(1,500)	—
Insurance proceeds – noncapital related	14,250	10,000
Loss (gain) on disposal of properties	175	(99)
Deferred income taxes	2,319	(2,785)
Income tax benefit from exercise of stock options	(517)	(867)
Changes in assets and liabilities, net of businesses acquired:
Receivables	(15,779)	(38,480)
Inventories	585	(10,432)
Other assets	(8,434)	(9,263)
Current liabilities	(21,120)	13,703
Other liabilities	7,834	1,907
Other, net	1,271	759

Net cash provided by operating activities	72,766	68,884

Cash flows from investing activities
Capital expenditures	(43,841)	(13,128)
Acquisition of businesses	(11,503)	(6,882)
Insurance proceeds for property and equipment	42,250	—
Net withdrawals from (deposits into) restricted cash balances	6,908	(5,120)
Proceeds from sales of properties	502	1,745

Net used in investing activities	(5,684)	(23,385)

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(11,415)	(11,345)
Debt issuance cost	—	(1,942)
Issuance of long-term debt	200,000	—
(Repayments) issuance of debt by joint venture, net	(28,955)	19,316
Net cash (used) received to settle stock-based awards	(740)	3,674
Repurchase of common stock	(427,448)	—
Repayments of long-term debt	(148,926)	(1,902)
Income tax benefit from exercise of stock options	517	867

Net cash (used in) provided by financing activities	(416,967)	8,668

Effect of exchange rate changes on cash	1,478	547

(Decrease) increase in cash and cash equivalents	(348,407)	54,714
Cash and cash equivalents at the beginning of the period	514,162	394,139

Cash and cash equivalents at the end of the period	$165,755	$448,853

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

Note 2 – Commitments and Contingencies

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business, which management believes will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.  The Company may also realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Condensed Consolidated Financial Statements.

Supplier Litigation

On May 6, 2011, the Company and two of its subsidiaries, Mueller Streamline Co. (Mueller Streamline) and B&K Industries, Inc. (B&K)(Plaintiffs), filed a civil lawsuit in federal district court in Los Angeles, California against a former supplier, Xiamen Lota International Co., Ltd (Xiamen Lota), its U.S. sales representative (Lota USA), and certain other persons (Defendants).  The lawsuit alleges, among other things, that the Defendants gave Peter D. Berkman, a former executive of the Company and B&K, an undisclosed interest in Lota USA, and made payments and promises of payments to him, in return for Peter Berkman maintaining the Company as a customer, increasing purchasing levels, and acquiescing to non-competitive and excessive pricing for Xiamen Lota products.  The lawsuit alleges violations of federal statutes 18 U.S.C. Sections 1962(c) and (d) (RICO claims) and California state law unfair competition.  The lawsuit seeks compensatory, treble and punitive damages, and other appropriate relief including an award of reasonable attorneys’ fees and costs of suit. In October 2012, the lawsuit, together with certain related proceedings in Illinois and Tennessee, were settled on mutually agreeable terms and, in connection therewith, Mueller received a $5.8 million cash payment.

Index

Extruded Metals Class Action

A purported class action was filed in Michigan Circuit Court by Gaylord L. Miller, and all others similarly situated, against a subsidiary of the Company, Extruded Metals, Inc., in March 2012 under nuisance, negligence, and gross negligence theories.  It is brought on behalf of all persons in the City of Belding, Michigan, whose property rights have allegedly been interfered with by fallout and/or dust and/or noxious odors, allegedly attributable to Extruded Metals’ operations.  Plaintiffs allege that they have suffered interference with the use and enjoyment of their properties.  They seek compensatory and exemplary damages and injunctive relief.  The Company intends to vigorously defend this matter.  At this time, the Company is unable to determine the impact, if any, that this matter will have on its financial position, results of operations, or cash flows.  A mediation between the parties will be held November 8, 2012.

U.K. Actions Relating to the European Commission’s 2004 Copper Tubes Decision and 2006 Copper Fittings Decision

Mueller Industries, Inc., WTC Holding Company, Inc., DENO Holding Company, Inc., Mueller Europe, Limited, and DENO Acquisition EURL (the Mueller entities) have received letters from counsel for IMI plc and IMI Kynoch Limited (IMI) and from counsel for Boliden AB (Boliden) concerning contribution proceedings by IMI and Boliden against the Mueller entities regarding copper tubes.  In the Competition Appeal Tribunal (the CAT) in the United Kingdom, IMI and Boliden have been served with claims by 21 claimants, all companies within the Travis Perkins Group (TP and the TP Claimants).  The TP Claimants are seeking follow-on damages arising out of conduct described in the European Commission’s September 3, 2004, decision regarding copper tubes.  The claims purport to arise from the findings of the European Commission as set forth in that decision.

Mueller Industries, Inc., Mueller Europe, Limited, and WTC Holding Company, Inc. also have received a letter from counsel for IMI concerning contribution proceedings by IMI against those three Mueller entities regarding copper fittings.  In the High Court, IMI has been served with claims by 21 TP Claimants.  The TP Claimants are seeking follow-on damages arising out of conduct described in the European Commission’s September 20, 2006, decision regarding copper fittings.  The claims similarly purport to arise from the findings of the European Commission as set forth in that decision.

The letters confirm that IMI and Boliden have commenced legal proceedings against the Mueller entities, and in those proceedings are claiming a contribution for any follow-on damages.  IMI and Boliden have recently formally served their claims on the Mueller entities.

While the TP Claimants have provided their preliminary calculations of aggregate claimed damages for the copper tubes claim and the copper fittings claim, Mueller is unable at this time to estimate its potential liability, if any, for the contribution claims.

As to the claims arising from the Copper Tubes Decision brought in the CAT, following the CAT’s grant of approval, the case has now been transferred to the High Court.

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

On September 26, 2012, the CBSA initiated another review process to which it will revise the normal values issued to exporters of subject goods, including the Company. The review is scheduled to conclude on February 8, 2013 at which time the Company and other exporters will receive the revised normal values. Given the small percentage of its products that it sold for export to Canada, the Company does not anticipate any material adverse effect on its financial position, results of operation or cash flows as a result of this review.

Lead Refinery Site

On July 12, 2012, the U. S. Environmental Protection Agency (EPA) proposed a remedy for residential properties located north of the Lead Refinery site that consists of removal of contaminated soils.  The proposed remedy is subject to further review and consideration, as well as public comment, before EPA determines whether to adopt it.  There is no assurance that the remedy as proposed by EPA will be adopted, or that the EPA’s current estimate of cost for the proposed remedy of approximately $29 million is reliable.  Lead Refinery is currently unable to predict whether it might incur liability related to this remedy, or to estimate the extent of such liability or whether it would be material.  EPA has also notified two other potentially responsible parties (PRPs) about the proposed remedy; the allocation of future remedial costs, if any, among the PRPs is unknown.

Other

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the Company’s guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s line of credit facility.  The maximum payments that the Company could be required to make under its guarantees at September 29, 2012, was $10.9 million.

Note 3 – Insurance Claims

Fulton, Mississippi, Copper Tube Facility

In July 2009, there was an explosion at the Company’s copper tube facility in Fulton, Mississippi, resulting in damage to certain production equipment.  In the first quarter of 2012, the Company settled the business interruption portion of this claim and recognized a $1.5 million gain.

Index

Wynne, Arkansas, Copper Tube Facility

In September 2011, a portion of the Company’s Wynne, Arkansas, manufacturing operation was damaged by fire.  Certain inventories, production equipment, and building structures were extensively damaged.  The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance subject to customary deductibles.  Any gain resulting from insurance proceeds for property damage in excess of the net book value of the related property will be recognized in income upon settlement of the claim.  In addition, the Company has deferred recognition of direct, identifiable costs associated with this matter.  These costs will also be recognized upon settlement of the insurance claim.  As of September 29, 2012, the Company has received advances totaling $65 million from the insurance company for this claim, of which $55 million was received during 2012.  These advances, net of the book value of damaged inventories, equipment, and buildings and direct cleanup and other out of pocket costs totaled $45.0 million, classified as other current liabilities on the Condensed Consolidated Balance Sheet at September 29, 2012.

Note 4 – Inventories

(In thousands)	September 29, 2012	December 31, 2011

Raw materials and supplies	$46,746	$42,281
Work-in-process	22,556	38,420
Finished goods	160,497	143,648
Valuation reserves	(5,441)	(5,156)

Inventories	$224,358	$219,193

The Company has partially liquidated inventories valued using the last-in, first-out (LIFO) method during the first nine months of 2012.  The Company expects to replenish these inventories by the end of 2012 and, as such, has not recognized the effects of liquidating LIFO layers.  In the event these inventories are not replenished, due to lack of availability or operational reasons, the Company would recognize a reduction to cost of goods sold of approximately $18.8 million from the liquidation of LIFO layers based on quarter-end quantities.

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

Index

Note 5 – Debt

(In thousands)	September 29, 2012	December 31, 2011

6% Subordinated Debentures, due 2014	$—	$148,176
2001 Series IRB’s with interest at 1.39%, due through 2021	8,500	9,250
Credit Facility with interest at 1.72%, due 2016	200,000	—
Mueller-Xingrong line of credit with interest at 6.00%, due 2012	11,570	40,265
Other	50	50

	220,120	197,741
Less current portion of debt	(12,570)	(41,265)

Long-term debt	$207,550	$156,476

On May 24, 2012, the Company issued a Notice of Full Redemption of its outstanding 6% Subordinated Debentures, due 2014 (the “Debentures,” and the transaction whereby the Debentures were redeemed, the “Redemption”).  The Debentures were redeemed on June 25, 2012 at par value totaling approximately $148.2 million principal plus accrued interest of approximately $1.3 million.

During the third quarter of 2012, the Company entered into an agreement with Leucadia National Corporation (Leucadia) pursuant to which the Company repurchased from Leucadia 10.4 million shares of the Company’s common stock on September 24, 2012 at a total cost of $427.3 million.  The Company funded the purchase price for the share repurchase using a combination of available cash on hand and borrowings of $200 million under its Credit Facility.  In addition, the Credit Facility backed approximately $10.9 million in letters of credit at the end of the quarter, leaving $139.1 million of availability.

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

Summarized segment information is as follows:

	For the Quarter Ended September 29, 2012
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$297,913	$221,468	$(5,216)	$514,165

Cost of goods sold	257,978	196,789	(5,049)	449,718
Depreciation and amortization	4,044	3,437	389	7,870
Selling, general, and administrative expense	18,298	6,821	7,001	32,120

Operating income	$17,593	$14,421	$(7,557)	24,457

Interest expense				(353)
Other income, net				219

Income before income taxes				$24,323

	For the Quarter Ended October 1, 2011
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$325,776	$266,560	$(6,527)	$585,809

Cost of goods sold	285,242	245,223	(6,481)	523,984
Depreciation and amortization	4,859	3,519	338	8,716
Selling, general, and administrative expense	21,791	5,646	6,808	34,245

Operating income	$13,884	$12,172	$(7,192)	18,864

Interest expense				(2,822)
Other income, net				102

Income before income taxes				$16,144

Index

Segment information (continued):

	For the Nine Months Ended September 29, 2012
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$944,955	$760,995	$(20,018)	$1,685,932

Cost of goods sold	808,631	676,635	(19,522)	1,465,744
Depreciation and amortization	12,340	9,908	1,070	23,318
Selling, general, and administrative expense	57,028	20,249	19,932	97,209
Insurance settlement	(1,500)	—	—	(1,500)

Operating income	$68,456	$54,203	$(21,498)	101,161

Interest expense				(5,711)
Other income, net				963

Income before income taxes				$96,413

	For the Nine Months Ended October 1, 2011
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$1,053,434	$899,982	$(27,003)	$1,926,413

Cost of goods sold	904,470	809,959	(26,694)	1,687,735
Depreciation and amortization	16,042	10,590	949	27,581
Selling, general, and administrative expense	64,565	18,799	19,580	102,944
Litigation settlement	—	—	(10,500)	(10,500)

Operating income	$68,357	$60,634	$(10,338)	118,653

Interest expense				(9,004)
Other expense, net				1,425

Income before income taxes				$111,074

Index

Note 7 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Pension benefits:
Service cost	$339	$230	$1,016	$691
Interest cost	2,185	2,343	6,556	7,028
Expected return on plan assets	(2,721)	(2,786)	(8,165)	(8,357)
Amortization of prior service cost	1	1	1	2
Amortization of net loss	966	587	2,900	1,760

Net periodic benefit cost	$770	$375	$2,308	$1,124

Other benefits:
Service cost	$67	$75	$200	$226
Interest cost	278	309	835	928
Amortization of prior service cost	—	(1)	(1)	(2)
Amortization of net gain	(7)	(2)	(20)	(8)

Net periodic benefit cost	$338	$381	$1,014	$1,144

Note 8 – Income Taxes

The Company’s effective tax rate for the third quarter of 2012 and 2011 was 36 percent and 33 percent, respectively.  The Company’s effective tax rate for the first nine months of 2012 was 31 percent compared with 33 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first nine months of 2012 were reductions related to: (i) the effect of foreign tax rates lower than statutory tax rates and other foreign items of $3.7 million; (ii) decreases in unrecognized tax benefits of $1.3 million; (iii) decreases in valuation allowances of $0.5 million; and (iv) the U.S. production activities deduction of $2.2 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $2.7 million.

Due to ongoing federal and state income tax audits and potential lapses of the statutes of limitations in various taxing jurisdictions, it is reasonably possible that unrecognized tax benefits may decrease in the next twelve months by up to $0.6 million.  Net of any federal benefit, the total unrecognized tax benefits including derecognized deferred tax assets at the end of the third quarter were $3.2 million, including $0.1 million of accrued interest and penalties.  Of the $3.2 million, up to $0.4 million could impact the effective tax rate, if recognized.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions.  The statute of limitations is open for the Company’s federal tax return and most state income tax returns for 2009 and all subsequent years.  The Internal Revenue Service has completed its examination of the 2009 and 2010 consolidated U.S. federal income tax returns with no material adjustments.  The statutes of limitations for certain state and foreign returns are open for earlier tax years due to ongoing audits and differing statute periods.  While the Company believes that it is adequately reserved for possible future audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

Index

Note 9 – Derivative Instruments and Hedging Activities

Cash Flow Hedges

Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  The Company occasionally enters into forward fixed-price arrangements with certain customers; the risk of these arrangements is generally managed with commodity futures contracts.  The Company accounts for these futures contracts in accordance with ASC 815, Derivatives and Hedging (ASC 815).  These futures contracts have been designated as cash flow hedges.  The fair value of open futures contracts is recognized as a component of accumulated other comprehensive income until the position is closed, which corresponds to the period when the related hedged transaction is recognized in earnings.  Should these contracts no longer meet hedge criteria in accordance with ASC 815, either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge would be immediately reclassified from accumulated other comprehensive income into earnings.  In the next twelve months, the Company will reclassify into earnings realized gains or losses on cash flow hedges; at September 29, 2012, the net fair value of these contracts was a $677 thousand gain position.

At September 29, 2012, the Company held open futures contracts to purchase approximately $14.4 million of copper over the next 15 months related to fixed price sales orders.  The fair value of those futures contracts was a $703 thousand gain position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820, Fair Value Measurements and Disclosures).

Derivative instruments designated as cash flow hedges under ASC 815 are reflected in the Condensed Consolidated Financial Statements as follows:

	September 29, 2012
(In thousands)	Location		Fair value

Commodity contracts	Other current asset:	Gain positions	$802
		Loss positions	(99)

	December 31, 2011
(In thousands)	Location		Fair value

Commodity contracts	Other current assets:	Gain positions	$85
		Loss positions	(25)
	Other current liabilities:	Gain positions	339
		Loss positions	(1,078)

Index

The following tables summarize activities related to the Company’s derivative instruments, classified as cash flow hedges in accordance with ASC 815.

	Gain (Loss) Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Commodity contracts	$562	$(2,386)	$455	$(1,593)

	Loss (Gain) Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Commodity contracts:
Cost of goods sold	$(2)	$(790)	$428	$(1,816)

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

At September 29, 2012, the Company held open futures contracts to sell approximately $34.0 million of copper over the next six months related to inventory.  The fair value of those futures contracts was a $2.3 million loss position and was recorded as an other current liability.  The fair value was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820).

The following tables summarize the gains (losses) on the Company’s fair value hedges:

	(Losses) Gains on Fair Value Hedges for the Three Months Ended September 29, 2012
(In thousands)	Location	Amount

(Loss) on the derivatives in designated and qualifying fair value hedges:
Commodity Contracts	Cost of goods sold	$(2,261)

Gain on the hedged item in designated and qualifying fair value hedges:
Inventory	Cost of goods sold	$2,344

Index

  The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open cash flow and fair value hedge contracts through September 29, 2012, was not material to the Condensed Consolidated Statements of Income.

The Company does not offset fair value of amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At September 29, 2012, the Company had recorded restricted cash of $2.6 million related to open futures contracts.

Note 10 – Acquisition

On August 16, 2012, the Company acquired 100 percent of the outstanding stock of Westermeyer Industries, Inc. (Westermeyer) for approximately $11.5 million in cash.  Westermeyer, located in Bluffs, Illinois, designs, manufactures, and distributes high-pressure components and accessories for the air-conditioning and refrigeration markets.  The acquisition of Westermeyer complements the Company’s existing refrigeration business, a component of the OEM segment.  This acquisition was accounted for using the purchase method of accounting, and, as such, the results of operations for Westermeyer have been included in the accompanying Condensed Consolidated Financial Statements from the acquisition date.  The fair values of the assets acquired totaled $7.5 million, consisting of receivables of $2.0 million, inventories of $1.9 million, and property, plant, and equipment of $3.6 million. These assets were partially offset by current liabilities of approximately $1.0 million.  Of the remaining purchase price, $2.4 million was allocated to goodwill and $2.7 million to other intangible assets.

Note 11 – Recently Issued Accounting Standards

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

Index

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

The majority of the Company’s manufacturing facilities operated at significantly below capacity during 2011 and the first nine months of 2012 due to reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  The U.S. housing and residential construction market has not recovered from the economic downturn during 2008 and 2009.  The recent years from 2009 through 2011 had the lowest recorded housing starts since recordkeeping began in 1959.  From 1959 through 2007, annual housing starts averaged over 1.5 million units.  Per the U.S. Census Bureau, actual housing starts in the U.S. were 583 thousand for the first nine months of 2012, up from 460 thousand for the first nine months of 2011.  The September 2012 seasonally adjusted annual rate of new housing starts was 872 thousand, which is an increase of 35 percent compared with the September 2011 rate of 647 thousand.  Mortgage rates have remained at low levels during 2012 and 2011, as the average 30-year fixed mortgage rate was approximately 3.75 percent for the first nine months of 2012 and 4.45 percent for the twelve months ended December 2011.  Commercial construction has also remained at low levels.  According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $288.7 billion in August 2012, significantly less than the activity levels during 2007 and 2008.  Business conditions in the U.S. automotive industry were also exceptionally difficult in the economic downturn during 2008 and 2009, which affected the demand for various products in the Company’s OEM segment; however, some improvements have recently occurred.  These conditions have significantly affected the demand for virtually all of the Company’s core products in recent years.

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

Profitability of certain of the Company’s product lines depends upon the “spreads” between the costs of raw materials and the selling prices of its products.  The open market prices for copper cathode and scrap, for example, influence the selling price of copper tube, a principal product manufactured by the Company.  The Company attempts to minimize the effects on profitability from fluctuations in material costs by passing through these costs to its customers.  The Company’s earnings and cash flow are dependent upon these spreads that fluctuate based upon market conditions.

Index

Earnings and profitability are also impacted by unit volume that is subject to market trends, such as substitute products, imports, technologies, and market share.  In core product lines, the Company intensively manages its pricing structure while attempting to maximize its profitability.  From time-to-time, this practice results in lost sales opportunities and lower volume.  For plumbing systems, plastics are the primary substitute product; these products represent an increasing share of consumption.  U.S. consumption of copper tube is still predominantly supplied by U.S. manufacturers.  For certain air-conditioning and refrigeration applications, aluminum based systems are the primary substitution threat.  The Company cannot predict the acceptance or the rate of switching that may occur.  In recent years, brass rod consumption in the U.S. has declined due to the outsourcing of many manufactured products from offshore regions.

Results of Operations

Third Quarter 2012 compared with Third Quarter 2011

During the third quarter of 2012, the Company’s net sales were $514.2 million, which compares with net sales of $585.8 million over the same period of 2011.  The decrease was primarily attributable to decreased selling prices, which are a result of the decrease in base metal prices.  Of the $71.6 million decrease in net sales, approximately $58.0 million was due to lower net selling prices, while $10.9 million was attributable to lower unit volume in the Company’s core product lines.  Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The Comex average copper price in the third quarter of 2012 was approximately $3.53 per pound, or 13 percent lower than the 2011 average of $4.07 per pound.

Cost of goods sold was $449.7 million in the third quarter of 2012 compared with $524.0 million in the same period of 2011.  This decrease was due primarily to the decrease in the price of copper, the Company’s principal raw material.  During the quarter ended October 1, 2011, the Company recorded provisions of approximately $6.8 million to write-down certain inventories valued using the first-in, first-out (FIFO) and average cost methods to lower-of-cost-or-market. No such provision was necessary in 2012.

Depreciation and amortization declined from $8.7 million in 2011 to $7.9 million in 2012.  The reduction is due to certain assets becoming fully depreciated.  Selling, general, and administrative expenses decreased to $32.1 million in the third quarter of 2012; this $2.1 million decrease was primarily due to decreased employment costs including incentive compensation of $2.3 million and foreign currency transaction gains of $1.5 million, partially offset by increased bad debt expense of $1.6 million.

 Interest expense decreased to $353 thousand in the third quarter of 2012 from $2.8 million for the same period in 2011.  This decrease was related to the redemption of the 6% Subordinated Debentures during the second quarter of 2012 and decreased borrowings by Mueller–Xingrong. The Company’s effective tax rate was 36 percent for the third quarter of 2012 and 33 percent in 2011.

Plumbing & Refrigeration Segment

Third quarter net sales by the Plumbing & Refrigeration segment decreased 9 percent to $297.9 million in 2012 from $325.8 million in 2011.  Of the $27.9 million decrease in net sales, approximately $30.4 million was due to lower net selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings, partially offset by an increase of $5.8 million related to unit volume mix.  Cost of goods sold decreased from $285.2 million in the third quarter of 2011 to $258.0 million in the same period of 2012, which was also due to lower raw material prices, primarily copper.  During the quarter ended October 1, 2011, the Company recorded provisions of approximately $3.5 million to write-down certain inventories valued using the FIFO and average cost methods to the lower-of-cost-or-market.   Depreciation and amortization in the third quarter decreased from $4.9 million in 2011 to $4.0 million in 2012 resulting from certain assets becoming fully depreciated.  Selling, general, and administrative expenses decreased from $21.8 million in the third quarter of 2011 to $18.3 million in the third quarter of 2012.  The $3.5 million decrease is primarily due to decreased employment costs, including incentive compensation of $1.4 million, and foreign currency transaction gains of $1.6 million.  Operating income for the segment increased $3.7 million in the third quarter of 2012 over the third quarter of 2011.  This increase was due primarily to decreased selling, general, and administrative costs.

Index

OEM Segment

The OEM segment’s third quarter net sales were $221.5 million in 2012 compared with $266.6 million in 2011.  Of the $45.1 million decrease in net sales, approximately $27.5 million was attributable to lower net selling prices in the segment’s core product lines of brass rod, forgings, impacts, and commercial tube, while $16.7 million related to lower unit volume.  Cost of goods sold decreased to $196.8 million in the third quarter of 2012 from $245.2 million in the same period of 2011, which was primarily due to the decrease in cost of raw materials.  During the quarter ended October 1, 2011, the Company recorded provisions of approximately $3.3 million to write-down certain inventories valued using the FIFO cost method to the lower-of-cost-or-market.  Depreciation and amortization remained relatively consistent for both quarters.  Selling, general, and administrative expenses were $6.8 million in the third quarter of 2012 and $5.6 million in the third quarter of 2011.  The $1.2 million increase is primarily due to increased foreign currency transaction losses, and bad debt expense.  Operating income increased from $12.2 million in the third quarter of 2011 to $14.4 million in the same period of 2012, due primarily to higher spreads for 2012 in core products, primarily brass rod.

Nine Months Ended September 29, 2012, compared with Nine Months Ended October 1, 2011

During the nine months ended September 29, 2012, the Company’s net sales were $1.69 billion, which compares with net sales of $1.93 billion over the same period of 2011.  The decrease was primarily attributable to decreased selling prices, which are a result of the decrease in base metal prices, primarily copper, and lower unit sales volume in most of the Company’s core product lines.  Of the $240.5 million decrease in net sales, approximately $153.6 million was due to lower net selling prices in the Company’s core product lines and approximately $79.2 million was attributable to lower unit volume in the Company’s core product lines.  The Comex average copper price in the first nine months of 2012 was approximately $3.62 per pound, or 14 percent lower than the 2011 average of $4.20 per pound.

Cost of goods sold was $1.47 billion in the first nine months of 2012 compared with $1.69 billion in the same period of 2011.  The year-over-year decrease was due primarily to the decrease in the cost of copper, the Company’s principal raw material, and decreased sales volume in core product lines.  During the nine months ended October 1, 2011, the Company recorded provisions of approximately $6.8 million to write-down certain inventories valued using the FIFO and average cost methods to the lower-of-cost-or-market.

Depreciation and amortization declined from $27.6 million in the first nine months of 2011 to $23.3 million in 2012.  This reduction is due to certain assets becoming fully depreciated.  Selling, general, and administrative expenses decreased to $97.2 million in the first nine months of 2012 from $102.9 million in 2011; this $5.7 million decrease was primarily due to decreased compensation expense including incentive compensation of approximately $7.6 million and foreign currency transaction gains of $1.1 million, offset by an increase in professional fees of $1.4 million and bad debt expense of $1.2 million.

During the nine months ended September 29, 2012, the Company settled the business interruption portion of its insurance claim related to the July 2009 explosion at the copper tube facility in Fulton, Mississippi, and recognized a $1.5 million gain.  During the nine months ended October 1, 2011, the Company recorded a gain of $10.5 million upon receipt of payment related to the December 10, 2010, settlement of a lawsuit against Peter D. Berkman, Jeffrey A. Berkman, and Homewerks Worldwide LLC.

Interest expense decreased to $5.7 million for the nine months ended September 29, 2012, from $9.0 million for the same period in 2011.  This decrease was related to the redemption of the 6% Subordinated Debentures during the second quarter of 2012 and decreased borrowings by Mueller–Xingrong.

The Company’s effective tax rate for the first nine months of 2012 was 31 percent compared with 33 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first nine months were reductions related to: (i) the effect of foreign tax rates lower than statutory tax rates and other foreign items of $3.7 million; (ii) decreases in unrecognized tax benefits of $1.3 million; (iii) decreases in valuation allowances of $0.5 million; and (iv) the U.S. production activities deduction of $2.2 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $2.7 million.

Index

Plumbing & Refrigeration Segment

Net sales by the Plumbing & Refrigeration segment decreased 10 percent to $945.0 million in the nine months ended September 29, 2012, from $1.05 billion in 2011.  Of the $108.5 million decrease in net sales, approximately $91.3 million was due to lower net selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings, and approximately $17.1 million was attributable to lower unit volume.  Cost of goods sold decreased from $904.5 million in the first nine months of 2011 to $808.6 million in the same period of 2012, which was also due to decreasing raw material costs, primarily copper and to lower sales volume.  During the nine months ended October 1, 2011, the Company recorded provisions of approximately $3.5 million to write-down certain inventories valued using the FIFO and average cost methods to the lower-of-cost-or-market.  Depreciation and amortization decreased from $16.0 million in 2011 to $12.3 million in 2012 resulting from certain assets becoming fully depreciated.  Selling, general, and administrative expenses decreased $7.5 million primarily due to decreased compensation including incentive compensation of $4.7 million, foreign currency transaction gains of $1.2 million, and professional fees of $600 thousand.  Operating income for the segment remained consistent at $68.4 million in the first nine months of 2012 and 2011.

OEM Segment

The OEM segment’s net sales were $761.0 million for the nine months ended September 29, 2012, compared with $900.0 million in 2011.  Of the $139.0 million decrease in net sales, approximately $62.2 million was attributable to lower net selling prices in the segment’s core product lines of brass rod, forgings, impacts, and commercial tube and approximately $62.1 million was due to lower unit volume.  Cost of goods sold decreased to $676.6 million in the first nine months of 2012 from $810.0 million in the same period of 2011, which was also due to the decrease in average cost of raw materials and decreases in sales volume.  During the nine months ended October 1, 2011, the Company recorded provisions of approximately $3.3 million to write-down certain inventories valued using the FIFO cost method to the lower-of-cost-or-market.  Depreciation and amortization in the first nine months of 2012 decreased from $10.6 million in 2011 to $9.9 million in 2012 resulting from certain assets becoming fully depreciated.    Selling, general, and administrative expenses were $20.2 million in the first nine months of 2012 compared with $18.8 million in the first nine months of 2011.  The $1.4 million increase was due primarily to increased pension expense of $327 thousand, bad debt expense of $770 thousand and foreign currency transactions losses of $233 thousand.  Operating income decreased from $60.6 million in the first nine months of 2011 to $54.2 million in the same period of 2012, due primarily to lower spreads.

Liquidity and Capital Resources

Cash provided by operating activities during the nine months ended September 29, 2012, totaled $72.8 million, which was primarily attributable to consolidated net income of $66.9 million plus depreciation and amortization of $23.7 million and insurance proceeds of $14.3 million related primarily to the 2011 fire at the Wynne, Arkansas facility.  These cash increases were partially offset by increased receivables of $15.8 million and decreased current liabilities of $21.1 million.  The increase in receivables primarily resulted from increased selling prices.  Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.  During September 2012, the average Comex copper price was approximately $3.72 per pound, which represents an 8 percent increase over the average price during December 2011.  This increase in the price of copper cathode has also resulted in increases in the open market price for copper scrap and, to a lesser extent, the price of brass scrap.

During the first nine months of 2012, cash used in investing activities totaled $5.7 million.  The major components of net cash used in investing activities included $43.8 million used for capital expenditures and $11.5 million used for the acquisition of Westermeyer, offset by insurance proceeds of $42.3 million related to the 2011 fire at our Wynne, Arkansas facility and withdrawals of $6.9 million from restricted cash balances.

During the third quarter of 2012, the Company entered into an agreement with Leucadia National Corporation (Leucadia) pursuant to which the Company repurchased from Leucadia 10.4 million shares of the Company’s common stock on September 24, 2012 at a total cost of $427.3 million.  The Company funded the purchase price for the share repurchase using a combination of available cash on hand and borrowings of $200 million under its Credit Facility.

Net cash used in financing activities totaled $417.0 million, which consisted primarily of $427.4 million used to repurchase common stock and $148.9 million used to redeem the 6% Subordinated Debentures, $29.0 million used for the repayment of debt by Mueller-Xingrong, and $11.4 million used for payment of regular quarterly dividends to stockholders of the Company, offset by the issuance of $200.0 million of debt under the Credit Facility for the repurchase of common stock.

Index

The Company has significant environmental remediation obligations.  The performance of these obligations is expected to occur over a minimum of 20 years.  Cash used for environmental remediation activities was approximately $998 thousand during the first nine months of 2012.  The Company expects to spend approximately $704 thousand for the remainder of 2012 for ongoing environmental remediation activities.  The timing of a potential payment for a $9.5 million settlement offer has not yet been determined.  The Company’s Credit Agreement provides for an unsecured $350.0 million revolving line of credit (the Credit Facility) maturing on March 7, 2016, of which $200.0 million was drawn during the quarter to partially fund the purchase price for the share repurchase.  The Credit Facility backed approximately $10.9 million in letters of credit at the end of the quarter, leaving $139.1 million of availability under its $350.0 million Credit Facility expiring in 2016.  As of September 29, 2012, the Company’s total debt was $220.1 million or 29.5 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of September 29, 2012, the Company was in compliance with all of its debt covenants.

The Company declared and paid a regular quarterly cash dividend of ten cents per common share in the third quarter of 2012.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

Management believes that the Credit Facility, cash generated by operations, and currently available cash of $165.8 million will be adequate to meet the Company’s normal future capital expenditures and operational needs.  The Company’s current ratio was 3.3 to 1 at September 29, 2012.

The Company’s Board of Directors has extended, until October 2013, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 29, 2012, the Company had repurchased approximately 2.4 million shares under this authorization.  The Company’s repurchase transaction with Leucadia was completed outside of this authorization.

During 2012, the Company redeemed 100 percent of its 6% Subordinated Debentures. In addition to the principal, this redemption eliminated all future interest on fixed rate debt reporting as of December 31, 2011.  In addition, the Company borrowed $200 million on its Credit Facility, due 2016.  There were no other significant changes to contractual cash obligations.

Index

Non-GAAP Measurements

The following table illustrates the effects of the stock repurchase transaction (10,422,859 shares at $41.00 per share) on reported earnings as if it had occurred on the first day of the third quarter of 2012.  Earnings including the effects of the stock repurchase transaction is a measurement not derived in accordance with generally accepted accounting principles.  Including the effects of the stock repurchase transaction is useful as it measures the effects of increased borrowings and decreased available cash on hand to the operating results, and measures the impact of the decreased share count in the weighted average shares computation.  These adjustments are helpful in illustrating the impact of these transactions on the reported earnings and diluted earnings per share.  The reconciliation of pro forma earnings including the effects of the stock repurchase transaction to net income as reported is as follows:

	For the Three Months Ended September 29, 2012
(In thousands, except per share data)	As Reported	Effect of Stock Repurchase		Pro Forma
	Unaudited
Operating income	$24,457	$—		$24,457

Interest expense	(353)	(1,731)	a	(2,084)
Other income, net	219	(121)	b	98

Income before income taxes	24,323	(1,852)		22,471
Income tax expense	(8,753)	648		(8,105)

Consolidated net income	15,570	(1,204)		14,366

Net income attributable to noncontrolling interest	(59)	—		(59)

Net income attributable to Mueller Industries, Inc.	$15,511	$(1,204)		$14,307

Weighted average shares for basic earnings per share	37,505			27,655
Effect of dilutive stock-based awards	452			452

Adjusted weighted average shares for diluted earnings per share	37,957			28,107

Diluted earnings per share	$0.41			$0.51

(a)	Represents the estimated increase in interest expense for the quarter, assuming an all-in borrowing rate of 3.75% applied to the amount borrowed to fund the stock repurchase transaction.

(b)	Represents the estimated decrease in interest income for the quarter, assuming a weighted average return of 0.21% on the amount of the cash portion of the repurchase transaction.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with these fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At September 29, 2012, the Company held open futures contracts to purchase approximately $14.4 million of copper through December 2013 related to fixed-price sales orders and open futures contracts to sell approximately $34.0 million of copper through March 2013 to manage the price risk associated with inventory on-hand.

Futures contracts may also be used to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated other comprehensive income and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  At September 29, 2012, the Company held no material open futures contracts to purchase natural gas.

Interest Rates

At September 29, 2012, the Company had variable-rate debt outstanding of $220.1 million, the majority of which related to the debt issued under the Credit Facility for the repurchase of common stock.  At these borrowing levels and current interest rates, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows.  The primary interest rate exposure on floating-rate debt is based on LIBOR and on the base-lending rate published by the People’s Bank of China.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  Foreign currency exposures arising from transactions denominated in currencies other than the functional currency are generally not material; however, the Company may utilize certain futures or forward contracts to hedge such transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders’ equity as a component of comprehensive income and reflected in earnings upon collection of receivables.  At September 29, 2012, the Company had open forward contracts with financial institutions to sell approximately 2.4 million Canadian dollars and 843 thousand euros through December 2012 and open forward contracts to buy approximately 5.5 million euros through April 2014.

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

Index

Cautionary Statement Regarding Forward Looking Information

Statements in this Quarterly Report on Form 10-Q that are not strictly historical may be “forward-looking” statements, which involve risks and uncertainties.  These include economic and currency conditions, continued availability of raw materials and energy, market demand, pricing, competitive and technological factors, and the availability of financing, among others, as set forth in the Company’s filings with the Securities and Exchange Commission (SEC).  The words “pro forma,” “outlook,” “estimate,” “project,” “intend,” “expect,” “believe,” “target,” and similar expressions are intended to identify forward-looking statements.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  The Company has no obligation to publicly update or revise any forward-looking statements to reflect events after the date of this report.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of September 29, 2012.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 29, 2012, to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending September 29, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

General

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business.  Additionally, the Company may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Condensed Consolidated Financial Statements.

Index

Supplier Litigation

On May 6, 2011, the Company and two of its subsidiaries, Mueller Streamline Co. (Mueller Streamline) and B&K Industries, Inc. (B&K)(Plaintiffs), filed a civil lawsuit in federal district court in Los Angeles, California against a former supplier, Xiamen Lota International Co., Ltd (Xiamen Lota), its U.S. sales representative (Lota USA), and certain other persons (Defendants).  The lawsuit alleges, among other things, that the Defendants gave Peter D. Berkman, a former executive of the Company and B&K, an undisclosed interest in Lota USA, and made payments and promises of payments to him, in return for Peter Berkman maintaining the Company as a customer, increasing purchasing levels, and acquiescing to non-competitive and excessive pricing for Xiamen Lota products.  The lawsuit alleges violations of federal statutes 18 U.S.C. Sections 1962(c) and (d) (RICO claims) and California state law unfair competition.  The lawsuit seeks compensatory, treble and punitive damages, and other appropriate relief including an award of reasonable attorneys’ fees and costs of suit. In October 2012, the lawsuit, together with certain related proceedings in Illinois and Tennessee, were settled on mutually agreeable terms and, in connection therewith, Mueller received a $5.8 million cash payment.

Extruded Metals Class Action

A purported class action was filed in Michigan Circuit Court by Gaylord L. Miller, and all others similarly situated, against a subsidiary of the Company, Extruded Metals, Inc., in March 2012 under nuisance, negligence, and gross negligence theories.  It is brought on behalf of all persons in the City of Belding, Michigan, whose property rights have allegedly been interfered with by fallout and/or dust and/or noxious odors, allegedly attributable to Extruded Metals’ operations.  Plaintiffs allege that they have suffered interference with the use and enjoyment of their properties.  They seek compensatory and exemplary damages and injunctive relief.  The Company intends to vigorously defend this matter.  At this time, the Company is unable to determine the impact, if any, that this matter will have on its financial position, results of operations, or cash flows.  A mediation between the parties will be held November 8, 2012.

U.K. Actions Relating to the European Commission’s 2004 Copper Tubes Decision and 2006 Copper Fittings Decision

Mueller Industries, Inc., WTC Holding Company, Inc., DENO Holding Company, Inc., Mueller Europe, Limited, and DENO Acquisition EURL (the Mueller entities) have received letters from counsel for IMI plc and IMI Kynoch Limited (IMI) and from counsel for Boliden AB (Boliden) concerning contribution proceedings by IMI and Boliden against the Mueller entities regarding copper tubes.  In the Competition Appeal Tribunal (the CAT) in the United Kingdom, IMI and Boliden have been served with claims by 21 claimants, all companies within the Travis Perkins Group (TP and the TP Claimants).  The TP Claimants are seeking follow-on damages arising out conduct described in the European Commission’s September 3, 2004, decision regarding copper tubes.  The claims purport to arise from the findings of the European Commission as set forth in that decision.

Mueller Industries, Inc., Mueller Europe, Limited, and WTC Holding Company, Inc. also have received a letter from counsel for IMI concerning contribution proceedings by IMI against those three Mueller entities regarding copper fittings.  In the High Court, IMI has been served with claims by 21 TP Claimants.  The TP Claimants are seeking follow-on damages arising out of conduct described in the European Commission’s September 20, 2006, decision regarding copper fittings.  The claims similarly purport to arise from the findings of the European Commission as set forth in that decision.

The letters confirm that IMI and Boliden have commenced legal proceedings against the Mueller entities, and in those proceedings are claiming a contribution for any follow-on damages.  IMI and Boliden have recently formally served their claims on the Mueller entities.

While the TP Claimants have provided their preliminary calculations of aggregate claimed damages for the copper tubes claim and the copper fittings claim, Mueller is unable at this time to estimate its potential liability, if any, for the contribution claims.

As to the claims arising from the Copper Tubes Decision brought in the CAT, following the CAT’s grant of approval, the case has now been transferred to the High Court.

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

On September 26, 2012, the CBSA initiated another review process to which it will revise the normal values issued to exporters of subject goods, including the Company. The review is scheduled to conclude on February 8, 2013 at which time the Company and other exporters will receive the revised normal values. Given the small percentage of its products that a sold for export to Canada, the Company does not anticipate any material adverse effect on its financial position, results of operation or cash flows as a result of this review.

Environmental Matters

On July 12, 2012, the U. S. Environmental Protection Agency (EPA) proposed a remedy for residential properties located north of the Lead Refinery site that consists of removal of contaminated soils.  The proposed remedy is subject to further review and consideration, as well as public comment, before EPA determines whether to adopt it.  There is no assurance that the remedy as proposed by EPA will be adopted, or that the EPA’s current estimate of cost for the proposed remedy of approximately $29 million is reliable.  Lead Refinery is currently unable to predict whether it might incur liability related to this remedy, or to estimate the extent of such liability or whether it would be material.  EPA has also notified two other potentially responsible parties (PRPs) about the proposed remedy; the allocation of future remedial costs, if any, among the PRPs is unknown.

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

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2013, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 29, 2012, the Company had repurchased approximately 2.4 million shares under this authorization.  The Company’s repurchase transaction with Leucadia was completed outside of this authorization. Below is a summary of the Company’s stock repurchases for the period ended September 29, 2012.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

					7,644,530	(1)

July 1 – July 28, 2012	8,004	(2)	$42.26	—

July 29 – August 25, 2012	51,949	(2)	43.46	2,500

August 26 – September 29, 2012	10,428,502	(2)	41.00	—

(1) Shares available to be purchased under the Company’s ten million share repurchase authorization until October 2013. The extension of the authorization was announced on October 26, 2012.

(2) Includes shares tendered to the Company by employee stock option holders in payment of the option purchase price and/or withholding taxes upon exercise. In addition, on September 24, 2012, the Company repurchased 10,422,859 shares owned by Leucadia National Corporation for an aggregate price of $427.3 million.

Index

Item 6. Exhibits

10.1
Share Repurchase Agreement, dated as of September 23, 2012, by and among Mueller Industries, Inc., Leucadia National Corporation and BEI-Longhorn, LLC (incorporated by reference to Form 8-K filed by the Company on September 24, 2012).

10.2
Amended and Restated Letter Agreement, dated as of September 23, 2012, by and between Mueller Industries, Inc. and Leucadia National Corporation (incorporated by reference to Form 8-K filed by the Company on September 24, 2012).

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

MUELLER INDUSTRIES, INC.

/S/ Kent A. McKee
Kent A. McKee
October 26, 2012	Executive Vice President and
Date	Chief Financial Officer

/S/ Richard W. Corman
October 26, 2012	Richard W. Corman
Date	Vice President – Controller

Index

EXHIBIT INDEX

Exhibits	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema