Form 10-K
period 2012-12-29
MUELLER INDUSTRIES INC
filed 2013-02-27
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (901) 753-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 Par Value	New York Stock Exchange

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
Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1,149,712,854.

The number of shares of the Registrant’s common stock outstanding as of February 25, 2013 was 28,119,803 excluding 11,971,699 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into this Report: Registrant’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, scheduled to be mailed on or about March 20, 2013 (Part III).

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

SPD manufactures and sells copper tube, copper and plastic fittings, line sets, plastic pipe, and valves in North America and sources products for import distribution in North America.  European Operations manufacture copper tube in Europe, which is sold in Europe and the Middle East; activities also include import distribution in the U.K. and Ireland.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The Plumbing & Refrigeration segment sells products to wholesalers in the heating, ventilation, and air-conditioning (HVAC), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers.

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

Information concerning segments and geographic information appears under “Note 15 - Industry Segments” in the Notes to Consolidated Financial Statements for the year ended December 29, 2012 in Item 8 of this Report, which is incorporated herein by reference.

The majority of the Company’s manufacturing facilities operated at significantly below capacity during 2012, 2011, and 2010 due to the reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  The U.S. housing and residential construction market has not fully recovered from the economic downturn during 2008 and 2009.  The recent years from 2009 through 2012 had the lowest recorded housing starts since recordkeeping began in 1959.  From 1959 through 2007, annual new housing starts averaged 1.5 million units.  Per the U.S. Census Bureau, new housing starts in the U.S. were 780 thousand in 2012, which compares with 609 thousand in 2011 and 587 thousand in 2010, all of which are substantially below average historic levels.  Mortgage rates have remained at low levels during 2012, 2011 and 2010, as the average 30-year fixed mortgage rate was 3.35 percent in December 2012, 3.96 percent in December 2011, and 4.71 percent in December 2010.  Commercial construction has also declined significantly in recent years and, in fact, most categories remain at levels less than a decade ago.  According to the U.S. Census Bureau, the actual private nonresidential value of construction put in place was $297.7 billion in 2012, $258.0 billion in 2011, and $263.8 billion in 2010, significantly less than activity levels in 2008 and 2009.  Business conditions in the U.S. automotive industry were also exceptionally difficult in the economic downturn during 2008 and 2009, which affected the demand for various products in the Company’s OEM segment; however, improvements have occurred in 2011 and 2012.  These conditions have significantly affected the demand for virtually all of the Company’s core products in recent years.

Residential construction activity improved in 2012 but is still at relatively low levels.  Recovery in the near-term is expected, but may be tempered by continuing high rates of unemployment and tighter lending standards.  The private non-residential construction sector, which includes offices, industrial and retail projects, showed improvement in 2012 after declines of two percent in 2011, 23 percent in 2010 and 16 percent in 2009.  The Company expects that most of these conditions will gradually improve, but at an irregular pace.

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

These businesses are highly competitive.  The principal methods of competition for the Company’s products are customer service, availability, and price.  The total amount of order backlog for the Plumbing & Refrigeration segment as of December 29, 2012 was not significant.

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

OEM Segment

The Company’s OEM segment includes IPD, which manufactures brass rod, nonferrous forgings, and impact extrusions that are sold primarily to OEMs in the plumbing, refrigeration, fluid power, and automotive industries, as well as to other manufacturers and distributors.  The Company extrudes brass, bronze, and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter.  These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, as well as electrical conductivity.  IPD also manufactures brass and aluminum forgings, which are used in a wide variety of products, including automotive components, brass fittings, industrial machinery, valve bodies, gear blanks, and computer hardware.  IPD also serves the automotive, military ordnance, aerospace, and general manufacturing industries with cold-formed aluminum and copper impact extrusions.  Typical applications for impacts are high strength ordnance, high-conductivity electrical components, builders’ hardware, hydraulic systems, automotive parts, and other uses where toughness must be combined with varying complexities of design and finish.  The OEM segment also includes EPD, which manufactures and fabricates valves and custom OEM products for refrigeration and air-conditioning, gas appliance, and barbecue grill applications.  Additionally EPD manufactures shaped and formed tube, produced to tight tolerances, for baseboard heating, appliances, and medical instruments.  The total amount of order backlog for the OEM segment as of December 29, 2012 was not significant.

On August 16, 2012, the Company acquired 100 percent of the outstanding stock of Westermeyer Industries, Inc. (Westermeyer), located in Bluffs, Illinois. Westermeyer designs, manufactures, and distributes high-pressure components and accessories for the air-conditioning and refrigeration markets.  The acquisition of Westermeyer complements the Company’s existing refrigeration business.

On December 28, 2010, the Company purchased certain assets from Tube Forming, L.P. (TFI).  TFI had operations in Carrollton, Texas, and Guadalupe, Mexico, where it produced precision copper return bends and crossovers, and custom-made tube components and brazed assemblies, including manifolds and headers.

IPD and EPD primarily sell directly to OEM customers.  Competitors, primarily in the brass rod market, include Chase Brass and Copper Company, a subsidiary of Global Brass and Copper Holdings, Inc., and others both domestic and foreign.  Outside of North America, IPD and EPD sell products through various channels.

Labor Relations

At December 29, 2012, the Company employed approximately 3,775 employees, of which approximately 1,900 were represented by various unions.  Those union contracts will expire as follows:

Location	Expiration Date
Port Huron, Michigan (Local 218 IAM)	May 1, 2013
Port Huron, Michigan (Local 44 UAW)	July 20, 2013
Belding, Michigan	September 12, 2015
Wynne, Arkansas	June 28, 2015
Fulton, Mississippi	October 31, 2017
North Wales, Pennsylvania	July 31, 2015
Waynesboro, Tennessee	November 7, 2015

The union agreements at the Company’s U.K. and Mexico operations are renewed annually.  The Company expects to renew its union contracts without material disruption of its operations.

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

During recent years, an increasing demand for copper and copper alloy primarily from China had an effect on the global usage of such commodities.  The increased demand for copper (cathode and scrap) and copper alloy products from the export market, from time-to-time may cause a tightening in the domestic raw materials market.  Mueller’s copper tube facilities can accommodate both refined copper and certain grades of copper scrap as the primary feedstock.  The Company has commitments from refined copper producers for a portion of its metal requirements for 2013.  Adequate quantities of copper are currently available.  While the Company will continue to react to market developments, resulting pricing volatility or supply disruptions, if any, could nonetheless adversely affect the Company.

Environmental Proceedings

Compliance with environmental laws and regulations is a matter of high priority for the Company.  Mueller’s provision for environmental matters related to all properties was $3.1 million for 2012, $0.4 million for 2011, and $5.4 million for 2010.  The reserve for environmental matters was $24.6 million at December 29, 2012 and $22.9 million at December 31, 2011.  Environmental costs related to non-operating properties are classified as a component of other income (expense), net and costs related to operating properties are included in cost of goods sold.  The Company does not anticipate that it will need to make material expenditures for compliance activities related to existing environmental matters during the remainder of the 2013 fiscal year, or for the next two fiscal years.

Non-operating Properties

Southeast Kansas Sites

By letter dated October 10, 2006, the Kansas Department of Health and Environment (KDHE) advised the Company that environmental contamination has been identified at a former smelter site in southeast Kansas.  KDHE asserts that the Company is a corporate successor to an entity that is alleged to have owned and operated the smelter from 1915 to 1918.  The Company has since been advised of a possible connection between that same entity and two other former smelter sites in Kansas.  KDHE has requested that the Company and other potentially responsible parties (PRPs) negotiate a consent order with KDHE to address contamination at these sites.  The Company believes it is not liable for the contamination but as an alternative to litigation, the Company has entered into settlement negotiations with one of the other PRPs.  The negotiations are ongoing.  In 2008, the Company established a reserve of $9.5 million for this matter.  Due to the ongoing nature of negotiations, the timing of potential payment has not yet been determined.  The Company has agreed to share the costs of a preliminary site assessment at one of the former smelter sites with two other PRPs, signed an agreement, and agreed on a work plan with KDHE by which the PRPs would study the East La Harpe site without conceding liability.  The Company also paid $10 thousand toward KDHE’s past costs and received a release for any further claims for past costs at the site.  Discussions with KDHE and the U.S. Environmental Protection Agency (EPA), and other PRPs about the other two smelter sites continue.

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980s, of sealing mine portals with concrete plugs in mine adits, which were discharging water.  The sealing program has achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 Order issued by the QCB, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage.  That order extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new permit will include an order requiring continued implementation of BMP through 2015 to address residual discharges of acid rock drainage.  At this site, MRRC spent approximately $1.7 million from 2010 through 2012 and estimates that it will spend between approximately $8.4 million and $12.4 million over the next 20 years.

Lead Refinery Site

 U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of MRRC, has conducted corrective action and interim remedial activities and studies (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act.  Site Activities, which began in December 1996, have been substantially concluded.  Lead Refinery is required to perform monitoring and maintenance activities with respect to Site Activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management (IDEM) effective as of January 22, 2008.  Lead Refinery spent approximately $0.1 million annually in 2012, 2011 and 2010 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are between $2.4 million and $3.6 million over the next 20 years.

On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the EPA added the Lead Refinery site, and properties adjacent to the Lead Refinery site, to the National Priorities List (NPL).  The NPL is a list of priority sites where the EPA has determined that there has been a release or threatened release of hazardous substances that warrant investigation and, if appropriate, remedial action.  The NPL does not assign liability to any party including the owner or operator of a property placed on the NPL.  The placement of a site on the NPL does not necessarily mean that remedial action must be taken.  On July 17, 2009, Lead Refinery received a written notice from the EPA that the agency is of the view that Lead Refinery may be a PRP under CERCLA in connection with the release or threaten of release of hazardous substances including lead into properties located adjacent to the Lead Refinery site.  There are at least two other PRPs. PRPs under CERCLA include current and former owners and operators of a site, persons who arranged for disposal or treatment of hazardous substances at a site, or persons who accepted hazardous substances for transport to a site.  In November 2012, the EPA adopted a remedy in connection with properties located adjacent to the Lead Refinery site.  The EPA has estimated that the cost to implement the November 2012 remedy will be $28.9 million.

The Company monitors EPA releases and periodically communicates with the EPA to inquire of the status of the investigation and cleanup of the Lead Refinery site.  As of December 29, 2012, the EPA has not conducted an investigation of the Lead Refinery site, proposed remedies for the Lead Refinery site, or informed Lead Refinery that it is a PRP at the Lead Refinery site.  Until the extent of remedial action is determined for the Lead Refinery site, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to placement of the Lead Refinery site and adjacent properties on the NPL.  Lead Refinery lacks the financial resources needed to undertake any investigations or remedial action that may be required by the EPA pursuant to CERCLA.

Operating Properties

Mueller Copper Tube Products, Inc.

In 1999, Mueller Copper Tube Products, Inc. (MCTP), a wholly owned subsidiary, commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant.  MCTP is currently removing trichloroethylene, a cleaning solvent formerly used by MCTP, from the soil and groundwater.  On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation Report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater from the Arkansas Department of Environmental Quality (ADEQ).  The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.  Effective November 17, 2008, MCTP entered into a Settlement Agreement and Administrative Order by Consent to submit a Supplemental Investigation Work Plan (SIWP) and subsequent Final Remediation Work Plan for the site.  By letter dated January 20, 2010, ADEQ approved the SIWP as submitted, with changes acceptable to the Company.  On December 16, 2011, MCTP entered into an amended Administrative Order by Consent to prepare and implement a revised Remediation Work Plan regarding final remediation for the Site.  Costs to implement the work plans, including associated general and administrative costs, are approximately $2.6 million over the next ten years.

Belding, Michigan Lead Matters

In October 2010, the Michigan Department of Environmental Quality (MDEQ) conducted testing of lead levels in soils on properties upwind and downwind of the Belding, Michigan facility of Extruded Metals, Inc. (Extruded), a subsidiary of the Company.  Results of that testing showed exceedances of the Michigan generic residential direct contact cleanup criteria for lead on a number of the downwind properties.  Extruded has investigated the extent of this condition and performed remediation to the extent required by environmental laws and in accordance with a plan approved by the MDEQ in April 2011.  In January 2012, Extruded submitted a final Certification Report to the MDEQ documenting its completion of that remediation.  The Company provided $0.4 million in 2010 for this matter, and is pursuing potential remedies from the previous owner.  The Company does not expect additional material losses associated with these environmental matters.

In November 2010, Extruded received a request for information under Section 114(a) of the Clean Air Act from the EPA.  The focus of the EPA’s information request was the Extruded facility’s compliance with the National Emissions Standards for Hazardous Air Pollutants for Secondary Nonferrous Metals Processing Area Sources, 40 C.F.R. § 63.11462 (Subpart TTTTTT).  Extruded responded to the information request and advised the EPA of its position that it was not subject to regulation under Subpart TTTTTT.  The state requested that Extruded request an applicability determination from the EPA.  On March 11, 2011, Mueller Brass Co. (MBCo), a subsidiary of the Company, submitted a request for an applicability determination to Region V of the EPA.

On or about October 24, 2012, MBCo was notified that based on the process description provided in its letter, the EPA agreed that it is not an ingot making facility and, therefore is not subject to Subpart TTTTTT.  This determination relieves the Company of future compliance requirements as well as any risk of civil penalties.

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

Other Business Factors

The Registrant’s business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held.  In addition, expenditures for company-sponsored research and development activities were not material during 2012, 2011, or 2010.  No material portion of the Registrant’s business involves governmental contracts.  Seasonality of the Company’s sales is not significant.

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

Although conditions stabilized during 2011 and continued to improve in 2012, the deterioration of the general economic environment has had a significant negative impact on businesses and consumers around the world since the crisis began in 2008.  The well-publicized downturn in the construction markets, both residential and commercial, including construction lending, may result in protracted decreased demand for our products.  In addition, the impact of the economy on the operations or liquidity of any party with which we conduct our business, including our suppliers and customers, may adversely impact our business.

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

As of December 29, 2012, approximately 1,900 of our 3,775 employees were covered by collective bargaining or similar agreements.  If we are unable to negotiate acceptable new agreements with the unions representing our employees upon expiration of existing contracts, we could experience strikes or other work stoppages.  Strikes or other work stoppages could cause a significant disruption of operations at our facilities, which could have an adverse impact on us.  New or renewal agreements with unions representing our employees could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability.  Higher costs and/or limitations on our ability to operate our facilities and manufacture our products resulting from increased labor costs, strikes or other work stoppages could have a material adverse effect on our results of operations.

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

The nature of our operations exposes us to the risk of liabilities and claims with respect to environmental matters and health and safety matters.  While we have established accruals intended to cover the cost of environmental remediation at contaminated sites, the actual cost is difficult to determine and may exceed our estimated reserves.  Further, changes to, or more rigorous enforcement or stringent interpretation of environmental or health and safety laws could require significant incremental costs to maintain compliance.  Recent and pending climate change regulation and initiatives on the state, regional, federal, and international levels may require certain of our facilities to reduce GHG emissions.  While not reasonably estimable at this time, this could require capital expenditures for environmental control facilities and/or the purchase of GHG emissions credits in the coming years.  In addition, with respect to environmental matters, future claims may be asserted against us for, among other things, past acts or omissions at locations operated by predecessor entities, or alleging damage or injury or seeking other relief in connection with environmental matters associated with our operations.  Future liabilities, claims and compliance costs may have a material adverse effect on us because of potential adverse outcomes, defense costs, the diversion of our managementʼs resources, availability of insurance coverage and other factors.  The overall impact of these requirements on our operations could increase our costs and diminish our ability to compete with products that are produced in countries without such rigorous standards; the long run impact could negatively impact our results and have a material adverse effect on our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information pertaining to the Registrant’s major operating facilities is included below.  Except as noted, the Registrant owns all of its principal properties.  The Registrant’s plants are in satisfactory condition and are suitable for the purpose for which they were designed and are now being used.

Location	Approximate Property Size		Description

Plumbing & Refrigeration Segment

Fulton, MS	418,000 sq. ft. 52.37 acres		Copper tube mill. Facility includes extruding, and finishing equipment to produce copper tube, including tube feedstock for the Company’s copper fittings plants and Precision Tube factory.

Fulton, MS	103,000 sq. ft. 11.9 acres		Casting facility. Facility includes casting equipment to produce copper billets used in the adjoining copper tube mill.

Wynne, AR	400,000 sq. ft. 39.2 acres	(1)	Copper tube mill. Facility includes extrusion and finishing equipment to produce copper tube and line sets.

Fulton, MS	58,500 sq. ft. 15.53 acres		Packaging and bar coding facility for retail channel sales.

Fulton, MS	70,000 sq. ft. 7.68 acres	(2)	Copper fittings plant. High-volume facility that produces copper fittings using tube feedstock from the Company’s adjacent copper tube mill.

Covington, TN	159,500 sq. ft. 40.88 acres		Copper fittings plant. Facility produces copper fittings using tube feedstock from the Company’s copper tube mills.

Ontario, CA	211,000 sq. ft.	(3)	Plastics manufacturing plant and distribution center. Produces DWV fittings using injection molding equipment and ABS plastic pipe using pipe extruders.

Fort Pierce, FL	69,875 sq. ft. 5.60 acres		Plastic fittings plant. Produces DWV and pressure fittings using injection molding equipment.

Monterrey, Mexico	152,000 sq. ft.	(3)	Pipe nipples plant. Produces pipe nipples, cut pipe and merchant couplings.

Bilston, England, United Kingdom	402,500 sq. ft. 14.95 acres		Copper tube mill. Facility includes casting, extruding, and finishing equipment to produce copper tube.

Phoenix, AZ	61,000 sq. ft.	(3)	Line sets plant. Produces standard and custom-made line sets for HVAC markets.

Atlanta, GA	56,000 sq. ft.	(3)	Line sets plant. Produces standard and custom-made line sets for HVAC markets.

(continued)

ITEM 2.	PROPERTIES
(continued)
Location	Approximate Property Size		Description

OEM Segment

Port Huron, MI	322,500 sq. ft. 71.5 acres		Brass rod mill. Facility includes casting, extruding, and finishing equipment to produce brass rods and bars, in various shapes and sizes.

Belding, MI	293,068 sq. ft. 17.64 acres		Brass rod mill. Facility includes casting, extruding, and finishing equipment to produce brass rods and bars, in various shapes and sizes.

Port Huron, MI	127,500 sq. ft.		Forgings plant. Produces brass and aluminum forgings.

Marysville, MI	81,500 sq. ft. 6.72 acres		Aluminum and copper impacts plant. Produces made-to-order parts using cold impact processes.

Hartsville, TN	78,000 sq. ft. 4.51 acres		Refrigeration products plant. Produces products used in refrigeration applications such as ball valves, line valves, and compressor valves.

Carthage, TN	67,520 sq. ft. 10.98 acres		Fabrication facility. Produces precision tubular components and assemblies.

Gordonsville, TN	54,000 sq. ft.	(3)	Fabrication facility. Produces precision tubular components and assemblies.

Waynesboro, TN	57,000 sq. ft. 5.0 acres	(4)	Gas valve plant. Facility produces brass and aluminum valves and assemblies for the gas appliance industry.

North Wales, PA	174,000 sq. ft. 18.9 acres		Precision Tube factory. Facility fabricates copper tube, copper alloy tube, aluminum tube, and fabricated tubular products.

Brighton, MI	65,000 sq. ft.	(3)	Machining operation. Facility machines component parts for supply to automotive industry.

Middletown, OH	55,000 sq. ft. 2.0 acres		Fabricating facility. Produces burner systems and manifolds for the gas appliance industry.

(continued)

ITEM 2.	PROPERTIES
(continued)
Location	Approximate Property Size		Description

Jintan City, Jiangsu Province, China	322,580 sq. ft. 33.0 acres	(5)	Copper tube mill. Facility includes casting, and finishing equipment to produce engineered copper tube primarily for OEMs.

Xinbei District, Changzhou, China	33,940 sq. ft.	(3)	Refrigeration products plant. Produces products used in refrigeration applications such as ball valves, line valves, and compressor valves.

Bluffs, IL	70,000 sq. ft. 10 acres		Fabrication facility. Produces products used in refrigeration applications such as oil separators, accumulators, and heat exchangers.

Guadalupe, MX	70,782 sq. ft.	(3)	Fabrication facility. Produces tubular components, assemblies, and return bends for refrigeration and HVAC markets.

Guadalupe, MX	59,331 sq. ft.	(3)	Gas valve plant. Facility produces brass and aluminum valves and assemblies for the gas appliance industry.

Farmers Branch, TX	54,000 sq. ft.	(3)	Fabrication facility. Produces tubular components, assemblies, and return bends for refrigeration and HVAC markets.

In addition, the Company owns and/or leases other properties used as distribution centers and corporate offices.
(1)	Facility, or some portion thereof, is located on land leased from a local municipality, with an option to purchase at nominal cost.
(2)	Facility is leased under a long-term lease agreement, with an option to purchase at nominal cost.
(3)	Facility is leased under an operating lease.
(4)	Facility is leased from a local municipality for a nominal amount.
(5)	Facility is located on land that is under a long-term land use rights agreement.

ITEM 3.	LEGAL PROCEEDINGS

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

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico to determine the final antidumping duties owed on U.S. imports during the period November 1, 2007, through October 31, 2008, by certain subsidiaries of the Company.  On April 19, 2010, the DOC published the final results of this review and assigned Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) an antidumping duty rate of 48.3 percent.  The Company has appealed the final determination to the U.S. Court of International Trade (CIT).  On December 16, 2011, the CIT issued a decision to remand the final results back to DOC to reconsider its decision.  The Department issued its remand determination on May 14, 2012.  In that determination, the DOC again assigned Mueller Comercial an antidumping duty rate of 48.3 percent.  On June 13, 2012, Mueller challenged the DOC’s remand determination.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve of approximately $3.8 million for this matter.

On December 23, 2009, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2008, through October 31, 2009, period of review.  The DOC selected Mueller Comercial as a respondent for this period of review.  On June 21, 2011, the DOC published the final results of this review and assigned Mueller Comercial an antidumping duty rate of 19.8 percent.  On August 22, 2011, the Company appealed the final results to the CIT.  On December 21, 2012, the CIT issued a decision upholding the Department’s final results in part.  The ruling is not yet final; however, once a determination is made, it may be appealed by the Company.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve of approximately $1.1 million for this matter.

On December 28, 2010, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2009, through October 31, 2010, period of review.  The DOC selected Mueller Comercial as a respondent for this period of review.  On December 14, 2011, the DOC issued a final determination that Mueller Comercial did not ship subject merchandise to the United States during the relevant period of review.  Therefore, there is zero antidumping duty liability for the Company and its subsidiaries for imports made during the November 1, 2009 through October 31, 2010 period of review.

On December 30, 2011, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2010, through October 31, 2011, period of review.  The DOC selected Mueller Comercial as a respondent for this period of review.  On December 11, 2012, the DOC issued a preliminary determination to rescind the review with regard to Mueller Comercial because the request for review was withdrawn.  By the end of 2013, the DOC should issue its final determination to rescind this review.

United States Department of Commerce and United States International Trade Commission Antidumping Investigations

On September 30, 2009, two subsidiaries of the Company, along with Cerro Flow Products, Inc. and KobeWieland Copper Products LLC (collectively, Petitioners), jointly filed antidumping petitions with the DOC and the U.S. International Trade Commission (ITC) alleging that imports of seamless refined copper pipe and tube from China and Mexico (subject imports) were being sold at less than fair value and were causing material injury (and threatening material injury) to the domestic industry.  On October 1, 2010, the DOC published its final affirmative determinations, finding antidumping rates from 24.89 percent to 27.16 percent for Mexico (as subsequently amended), and from 11.25 percent to 60.85 percent for China.

On November 22, 2010, the DOC published antidumping orders, with the effect that importers were required to post antidumping cash deposits at rates ranging from 24.89 percent to 27.16 percent (for subject imports from Mexico) and from 11.25 percent to 60.85 percent (for subject imports from China) for imports occurring on or after November 22, 2010.

On December 22, 2010, certain Mexican parties requested panel reviews under the North American Free Trade Agreement (NAFTA) in order to appeal the ITC final determination as to Mexico.  Following a period of litigation, on December 8, 2011, the last of the Mexican parties voluntarily terminated its NAFTA panel review request, with the effect that the ITC’s final threat of material injury determination as to Mexico  is final.

On July 7, 2011, the DOC initiated a new shipper review of certain entries from a Mexican processor of copper tube, GD Affiliates S.de R.L. de C.V., based on that company’s request for a company-specific dumping rate.  DOC examined GD Affiliates S. de R.L. de C.V. sales for the period November 22, 2010 through April 30, 2011.  On September 26, 2012, DOC determined that GD Affiliates S. de R.L. de C.V. sold subject merchandise for less than fair value and calculated a weighted average dumping margin of 5.53 percent ad valorem.  DOC instructed U.S. Customs and Border Protection to require the posting of cash deposits on all entries of subject merchandise exported by GD Affiliates S. de R.L. de C.V. entered into the United States on or after September 26, 2012.  On October 24, 2012, GD Affiliates S. de R.L. de C.V. requested a panel review under the NAFTA to appeal DOC’s determination.  Briefing is expected to be completed in mid-2013 and, at this time, the Company is unable to know the final disposition of the Panel review.  In the interim, Customs will require cash deposits for subject merchandise exported by GD Affiliates S. de R.L. de C.V. from Mexico and entered into the United States.

On August 7, 2012, the DOC published its preliminary results of the first administrative review of exports from China from Hong Kong Hailiang Metal Trading Limited, Zhejiang Hailiang Co., Ltd., and Shanghai Hailiang Copper Co., Ltd. (collectively Hailiang) and Golden Dragon Precise Copper Tube Group, Inc. (Golden Dragon) finding a dumping margin for Hailiang of 60.58 percent ad valorem and 0.00 percent for Golden Dragon.  DOC examined sales during the period November 22, 2010 through October 31, 2011.  DOC is scheduled to issue its final results on May 6, 2013.  At this time, the Company is unable to know the final disposition of the administrative review.

On December 10, 2012, the DOC published its preliminary results of the first administrative review of exports from Mexico from GD Affiliates S. de R.L. de C.V. and its affiliate Hong Kong GD Trading Co., Ltd. (collectively, Golden Dragon) and Nacional de Cobre, S.A. de C.V. (Nacobre) finding that neither company sold subject merchandise at dumped prices.  DOC examined sales made by Golden Dragon for the period May 1, 2011 through October 31, 2011 and by Nacobre for the period November 22, 2010 through October 31, 2011.  DOC is scheduled to issue its final results on April 9, 2013.  At this time, the Company is unable to know the final disposition of the administrative review.

On December 31, 2012, the DOC initiated the second administrative review of several Chinese and Mexican copper tube producers and/or exporters to the United States in order to establish company-specific dumping rates based on the period November 1, 2011 through October 31, 2012.  The reviews are expected to be completed sometime in 2014.  At this time, the Company is unable to know the final disposition of these second administrative reviews.

Supplier Litigation

On May 6, 2011, the Company and two of its subsidiaries, Mueller Streamline Co. and B&K Industries, Inc. (B&K)(Plaintiffs), filed a civil lawsuit in federal district court in Los Angeles, California against a former supplier, Xiamen Lota International Co., Ltd (Xiamen Lota), its U.S. sales representative (Lota USA), and certain other persons (Defendants).  The lawsuit alleged, among other things, that the Defendants gave Peter D. Berkman, a former executive of the Company and B&K, an undisclosed interest in Lota USA, and made payments and promises of payments to him, in return for Peter Berkman maintaining the Company as a customer, increasing purchasing levels, and acquiescing to non-competitive and excessive pricing for Xiamen Lota products.  The lawsuit alleged violations of federal statutes 18 U.S.C. Sections 1962(c) and (d) (RICO claims) and California state law unfair competition.  The lawsuit sought compensatory, treble and punitive damages, and other appropriate relief including an award of reasonable attorneys’ fees and costs of suit.  In October 2012, the lawsuit, together with certain related proceedings in Illinois and Tennessee, were settled on mutually agreeable terms and, in connection therewith, the Company received a $5.8 million cash payment.

Extruded Metals Class Action

A purported class action was filed in Michigan Circuit Court by Gaylord L. Miller, and all others similarly situated, against Extruded in March 2012 under nuisance, negligence, and gross negligence theories.  It is brought on behalf of all persons in the City of Belding, Michigan, whose property rights have allegedly been interfered with by fallout and/or dust and/or noxious odors, allegedly attributable to Extruded’s operations.  Plaintiffs allege that they have suffered interference with the use and enjoyment of their properties.  They seek compensatory and exemplary damages and injunctive relief.  The Company intends to vigorously defend this matter.  At this time, the Company is unable to determine the impact, if any, that this matter will have on its financial position, results of operations, or cash flows.  A mediation between the parties was held on November 8, 2012.  The parties did not reach a settlement.  Discovery is proceeding in the matter, and Plaintiff’s motion for class certification will be heard in early April 2013.  The Company plans to have a motion for summary disposition heard on or before that date.

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

The letters confirm that IMI and Boliden have commenced legal proceedings against the Mueller entities, and in those proceedings are claiming a contribution for any follow-on damages.  IMI and Boliden have formally served their claims on the Mueller entities.

While the TP Claimants have provided their preliminary calculations of aggregate claimed damages for the copper tubes claim and the copper fittings claim, Mueller does not believe this matter will have a material affect on the Consolidated Financial Statements for the contribution claims.

As to the claims arising from the Copper Tubes Decision brought in the CAT, following the CAT’s grant of approval, the case has now been transferred to the High Court. Mueller’s defenses in response to the contribution claims brought by IMI and Boliden are due by March 15, 2013.  There is then to be a case management conference on the first available date after March 25, 2013.

As to the claims arising from the Copper Fittings Decision, these proceedings have been stayed until the next case management conference which is to take place on the first available date after May 31, 2013.

Canadian Dumping and Countervail Investigation

In 2007, the Canada Border Services Agency (CBSA) determined that the Company and certain affiliated companies, as exporters and importers of copper fittings (subject goods) from the U.S. to Canada, had dumped the subject goods during the investigation period.  In 2007, the Canadian International Trade Tribunal concluded that the dumping had caused injury to the Canadian industry.  As a result of these findings, exports of subject goods to Canada made on or after October 20, 2006 have been subject to antidumping measures.  Antidumping duties will be imposed on the Company only to the extent that the Company’s future exports of copper pipe fittings are made at net export prices that are below normal values set by the CBSA.  The measures remain in place for five years at which time Canadian authorities determine whether to maintain the measures for an additional five years or allow them to expire.  Canadian authorities conducted such a sunset review and on February 17, 2012 found that the dumping order should be maintained for another five years.

On February 8, 2013, the CBSA completed a review process to revise the normal values issued to the Company.  Given the small percentage of its products that are sold for export to Canada, the Company does not anticipate any material adverse effect on its financial position, results of operations or cash flows as a result of the antidumping case in Canada.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 25, 2013, the number of holders of record of Mueller’s common stock was approximately 1,020.  On February 25, 2013, the closing price for Mueller’s common stock on the New York Stock Exchange was $51.98.

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2013, the authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 29, 2012, the Company had repurchased approximately 2.4 million shares under this authorization.  The Company’s repurchase transaction with Leucadia National Corporation in September 2012 was completed outside of this authorization.  Below is a summary of the Company’s stock repurchases for the quarter ended December 29, 2012.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
					7,644,530	(1)
September 30 – October 27, 2012	315,353	(2)	$49.78	—

October 28 – November 24, 2012	4,251	(2)	43.67	—

November 25 – December 29, 2012	20,621	(2)	49.49	—

(1)			Shares available to be purchased under the Company’s ten million share repurchase authorization until October 2013. The extension of the authorization was announced on October 26, 2012.
(2)			Shares tendered to the Company by holders of stock based awards in payment of purchase price and/or withholding taxes upon exercise. In addition, includes restricted stock forfeitures.

The Company’s Board of Directors declared a regular quarterly dividend of 12.5 cents in the fourth quarter of 2012 and 10 cents per share on its common stock for the first three quarters of 2012 and each quarter of 2011.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

The high, low, and closing prices of Mueller’s common stock on the New York Stock Exchange for each fiscal quarter of 2012 and 2011 were as follows:

	High	Low	Close
2012

Fourth quarter	$51.41	$42.43	$49.26
Third quarter	48.48	39.72	45.47
Second quarter	47.28	39.89	42.59
First quarter	49.86	38.16	45.45

2011

Fourth quarter	$46.33	$35.51	$38.42
Third quarter	47.72	36.14	38.59
Second quarter	40.13	34.60	38.47
First quarter	37.32	31.08	36.95

PERFORMANCE GRAPH

The following table compares total stockholder return since December 29, 2007 to the Dow Jones U.S. Total Market Index (Total Market Index) and the Dow Jones U.S. Building Materials & Fixtures Index (Building Materials Index).  Total return values for the Total Market Index, the Building Materials Index and the Company were calculated based on cumulative total return values assuming reinvestment of dividends.  The common stock is traded on the New York Stock Exchange under the symbol MLI.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Mueller Industries, Inc., the Dow Jones US Index,
and the Dow Jones US Building Materials & Fixtures Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/29/07
12/27/08
12/26/09
12/25/10
12/31/11
12/29/12
Mueller Industries, Inc.
Dow Jones US
Dow Jones US Building Materials & Fixtures

*$100 invested on 12/29/07 in stock or index, including reinvestment of dividends.

Copyright© 2013 Dow Jones & Co. All rights reserved.

	2007	2008	2009	2010	2011	2012
Mueller Industries, Inc.	100	78.24	89.06	117.24	137.79	178.35
Dow Jones U.S. Total Market Index	100	60.21	81.28	93.72	95.05	108.72
Dow Jones U.S. Building Materials & Fixtures Index	100	66.14	79.00	90.22	92.81	138.32

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share data)		2012		2011		2010		2009		2008

For the fiscal year: (1)

	Net sales	$2,189,938		$2,417,797		$2,059,797		$1,547,225		$2,558,448

	Operating income	126,705	(2)	139,802	(3)	136,147	(4)	32,220	(5)	126,096	(6)

	Net income attributable to Mueller Industries, Inc.	82,395		86,321		86,171		4,675		80,814	(6)

	Diluted earnings per share	2.31	(8)	2.26		2.28		0.12		2.17

	Cash dividends per share	0.425		0.40		0.40		0.40		0.40

At year-end:

	Total assets	1,104,155		1,347,604		1,258,996		1,180,141		1,182,913

	Long-term debt	207,300		156,476		158,226		158,226		158,726

(1)	Includes activity of acquired businesses from the following purchase dates: Westermeyer Industries, Inc., August 16, 2012, Tube Forming L.P., December 28, 2010, and Linesets, Inc., August 6, 2010.

(2)
Includes deferred recognition of $8.0 million gain from liquidation of LIFO inventory layers, $4.1 million net gain from settlement of litigation, $1.5 million gain from settlement of insurance claims, and severance charges of $3.4 million.

(3)	Includes $10.5 million gain from settlement of litigation.

(4)	Includes $22.7 million gain from settlement of insurance claims.

(5)	Includes impairment charges of $29.8 million, primarily related to goodwill.

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

(8)	Includes the impact of 10.4 million shares repurchased from Leucadia National Corporation in September 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of December 29, 2012.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 29, 2012 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the  Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 29, 2012 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such evaluation management has concluded that our internal control over financial reporting is effective as of December 29, 2012.

Ernst & Young LLP (E&Y), the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2012, the Company determined that control deficiencies in its internal control over financial reporting at one of its divisions, the Standard Products Division (SPD), existed as of December 31, 2011.  These control deficiencies related to a combination of appropriate review of significant manual journal entries as well as financial review monitoring controls. The Company and E&Y have concluded that, had it and they been aware of the combination of these control deficiencies in the Company’s internal control over financial reporting at February 28, 2012, the date of its and their reports on internal control over financial reporting as of December 31, 2011, both would have concluded that a material weakness existed and that the Company’s internal control over financial reporting was ineffective at that date.

The material weakness did not result in a material misstatement in the Company’s financial position, results of operations, or cash flows as of and for the period ended December 31, 2011.  Furthermore, during the fourth quarter of 2012, the Company designed and implemented remediation measures to address the material weakness described above and enhance the Company’s internal control over financial reporting. The following actions which the Company believes have remediated the material weakness in internal control over financial reporting were completed as of the date of this filing:

•
The Company reorganized the accounting function of SPD that was in place when the control deficiencies occurred and supplemented that function with a finance team that has more public company accounting and finance experience; and

•	The finance team effectively added monitoring practices concerning the review of manual journal entries and reported financial results.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Industries, Inc.

We have audited Mueller Industries, Inc.’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mueller Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Mueller Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mueller Industries, Inc. as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 29, 2012 and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Memphis, Tennessee
February 27, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is contained under the captions “Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees,” “Corporate Governance,” “Report of the Audit Committee of the Board of Directors,” and “Section 16(a) Beneficial Ownership Compliance Reporting” in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC on or about March 20, 2013, which is incorporated herein by reference.

The Company intends to disclose any amendments to its Code of Business Conduct and Ethics by posting such information to the Company’s website at www.muellerindustries.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption “Compensation Discussion and Analysis,” “Summary Compensation Table for 2012,” “2012 Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal 2012 Year-End,” “2012 Option Exercises and Stock Vested,” “Employment and Consulting Agreements,” “Potential Payments Under Employment and Consulting Agreements as of the End of 2012,” “2012 Director Compensation,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “Corporate Governance” in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC on or about March 20, 2013, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table discloses information regarding the securities to be issued and the securities remaining available for issuance under the Registrant’s stock-based incentive plans as of December 29, 2012 (shares in thousands):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	694	$28.93	329	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	694	$28.93	329

(1)
 Of the 329 thousand securities remaining available for issuance under the equity compensation plans, 317 thousand are available under the Company’s 2009 Stock Incentive Plan for issuance of restricted stock, stock appreciation rights, or stock options. The remaining securities are available for issuance of stock options to the Board of Directors only.

Other information required by Item 12 is contained under the captions “Principal Stockholders” and “Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees” in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC on or about March 20, 2013, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption “Corporate Governance” in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC on or about March 20, 2013, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is contained under the caption “Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC on or about March 20, 2013, which is incorporated herein by reference.

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

10.16
Amendment to the Mueller Industries, Inc. 2002 Stock Option Plan, dated July 11, 2011 (Incorporated herein by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K, dated February 28, 2012, for the fiscal year ended December 31, 2011).

10.17
Amendment to the Mueller Industries, Inc. 2009 Stock Incentive Plan, dated July 11, 2011 (Incorporated herein by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K, dated February 28, 2012, for the fiscal year ended December 31, 2011).

10.18
Mueller Industries, Inc. 2011 Annual Bonus Plan (Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K, dated February 28, 2012, for the fiscal year ended December 31, 2011).

10.19	Summary description of the Registrant’s 2013 incentive plan for certain key employees.

10.20
Amended Credit Agreement, dated as of March 7, 2011, among the Registrant (as Borrower) and Bank of America, N.A. (as agent), and certain lenders named therein, following adoption of Amendment No. 2 dated December 11, 2012.

10.21
Amendment No. 1 to Credit Agreement among the Registrant (as borrower), Bank of America, N.A. (as agent), and certain lenders named therein dated August 12, 2011 (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, for the Quarterly period ended October 1, 2011, dated October 27, 2011).

10.22	Amendment No. 2 to Credit Agreement among the Registrant (as borrower), Bank of America, N.A. (as agent), and certain lenders named therein dated December 11, 2012.

10.23
Employment Agreement by and between the Registrant and James H. Rourke, dated March 23, 2012 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 26, 2012).

10.24
Share Repurchase Agreement, dated as of September 23, 2012, by and among Mueller Industries, Inc., Leucadia National Corporation and BEI-Longhorn, LLC. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated September 24, 2012).

10.25
Amended and Restated Letter Agreement, dated as of September 23, 2012, by and between Mueller Industries, Inc. and Leucadia National Corporation (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated September 24, 2012).

10.26
Separation Agreement by and between the Registrant and Kent A. McKee, dated November 7, 2012 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated November 9, 2012).

10.27
Amendment No. 1 to Amended and Restated Employment Agreement by and between the Registrant and Gregory L. Christopher, dated February 14, 2013 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated February 14, 2013).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2013.

MUELLER INDUSTRIES, INC.

/s/ Gregory L. Christopher
Gregory L. Christopher, Chief Executive Officer (Principal Executive Officer), and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Gary S. Gladstein	Chairman of the Board, and Director	February 27, 2013
Gary S. Gladstein

/s/ Gregory L. Christopher	Chief Executive Officer	February 27, 2013
Gregory L. Christopher	(Principal Executive Officer), and Director

/s/ Alexander P. Federbush	Director	February 27, 2013
Alexander P. Federbush

/s/ Paul J. Flaherty	Director	February 27, 2013
Paul J. Flaherty

/s/ Gennaro J. Fulvio	Director	February 27, 2013
Gennaro J. Fulvio

/s/ Scott J. Goldman	Director	February 27, 2013
Scott J. Goldman

/s/ Terry Hermanson	Director	February 27, 2013
Terry Hermanson

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title	Date

/s/ Jeffrey A. Martin	February 27, 2013
Jeffrey A. Martin
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Richard W. Corman	February 27, 2013
Richard W. Corman
Vice President – Controller

MUELLER INDUSTRIES, INC.

FINANCIAL STATEMENT SCHEDULE

Schedule for the years ended December 29, 2012, December 31, 2011, and December 25, 2010

Valuation and Qualifying Accounts (Schedule II)	F- 50

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

SPD manufactures and sells copper tube, copper and plastic fittings, line sets, plastic pipe, and valves in North America and sources products for import distribution in North America.  European Operations manufacture copper tube in Europe, which is sold in Europe and the Middle East; activities also include import distribution in the U.K. and Ireland.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The Plumbing & Refrigeration segment sells products to wholesalers in the heating, ventilation, and air-conditioning (HVAC), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers.

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

The majority of the Company’s manufacturing facilities operated at significantly below capacity during 2012, 2011, and 2010 due to the reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  The U.S. housing and residential construction market has not fully recovered from the economic downturn during 2008 and 2009.  The recent years from 2009 through 2012 had the lowest recorded housing starts since recordkeeping began in 1959.  From 1959 through 2007, annual new housing starts averaged 1.5 million units.  Per the U.S. Census Bureau, new housing starts in the U.S. were 780 thousand in 2012, which compares with 609 thousand in 2011 and 587 thousand in 2010, all of which are substantially below average historic levels.  Mortgage rates have remained at low levels during 2012, 2011 and 2010, as the average 30-year fixed mortgage rate was 3.35 percent in December 2012, 3.96 percent in December 2011, and 4.71 percent in December 2010.  Commercial construction has also declined significantly in recent years and, in fact, most categories remain at levels less than a decade ago.  According to the U.S. Census Bureau, the actual private nonresidential value of construction put in place was $297.7 billion in 2012, $258.0 billion in 2011, and $263.8 billion in 2010, significantly less than activity levels in 2008 and 2009.  Business conditions in the U.S. automotive industry were also exceptionally difficult in the economic downturn during 2008 and 2009, which affected the demand for various products in the Company’s OEM segment; however, improvements have occurred in 2011 and 2012.  These conditions have significantly affected the demand for virtually all of the Company’s core products in recent years.

Residential construction activity improved in 2012 but is still at historical lows.  Recovery in the near-term is expected but may be tempered by continuing high rates of unemployment and tighter lending standards.  The private non-residential construction sector, which includes offices, industrial and retail projects, showed improvement in 2012 after declines of two percent in 2011, 23 percent in 2010 and 16 percent in 2009.  The Company expects that most of these conditions will gradually improve, but at an irregular pace.

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

The years ended December 29, 2012 and December 25, 2010 contained 52 weeks, while the year ended December 31, 2011 contained 53 weeks.

Results of Operations

2012 Performance Compared with 2011

Consolidated net sales in 2012 were $2.19 billion, a 10 percent decrease compared with net sales of $2.42 billion in 2011.  The decrease was largely attributable to the decrease in base metal prices, primarily copper, and slightly lower unit volumes in many of the Company’s core products.  Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The Comex average copper price in 2012 was approximately $3.61 per pound, or 10 percent lower than the 2011 average of $4.01 per pound.

Cost of goods sold was $1.90 billion in 2012 compared with $2.12 billion in 2011.  The year-over-year decrease was due primarily to the decrease in the price of copper, the Company’s principal raw material, and slightly lower sales volume in its core product lines.  In addition, the Company recognized a deferred gain from LIFO liquidation that resulted in a reduction of approximately $8.0 million to cost of sales.

Depreciation and amortization decreased from $36.9 million in 2011 to $31.5 million in 2012 due to certain assets becoming fully depreciated.  Selling, general, and administrative expenses decreased to $129.5 million in 2012; this $6.5 million decrease was primarily due to decreased employment costs, including incentive compensation, of $5.9 million.  These decreases were partially offset by increased professional fees of $2.5 million.

During 2012, the Company recorded a net gain of $4.1 million upon receipt of payment related to the October 2012 settlement of a lawsuit against Xiamen Lota International Co., Ltd. The Company also settled the business interruption portion of its insurance claim related to the July 2009 explosion at the copper tube facility in Fulton, Mississippi and recorded a $1.5 million gain. The gain was offset by $3.4 million in severance charges.

During 2011, the Company recorded a gain of $10.5 million upon receipt of payment related to the December 10, 2010, settlement of a lawsuit against Peter D. Berkman, Jeffrey A. Berkman, and Homewerks Worldwide LLC.

Interest expense decreased to $6.9 million in 2012 from $11.6 million in 2011. This decrease was related to the redemption of the 6% Subordinated Debentures during the second quarter of 2012 and decreased borrowings by Mueller Xingrong. Other income, net was $0.5 million in 2012 compared with $1.9 million for 2011.  This decrease was primarily due to a $0.8 million increase in the provision for environmental remediation and a loss on the disposal of certain long-lived assets.

Income tax expense was $36.7 million, for an effective rate of 30 percent.  This rate was lower than what would be computed using the U.S. statutory federal rate primarily due to the U.S. production activities deduction benefit of $3.0 million, effect of lower foreign tax rates and other foreign adjustments of $2.6 million, and reductions in tax contingencies of $3.2 million.  These decreases were partially offset by state tax expense, net of federal benefit, of $3.2 million.

The Company’s employment was approximately 3,775 at the end of 2012 compared with 3,750 at the end of 2011.

Plumbing & Refrigeration Segment

Net sales by the Plumbing & Refrigeration segment decreased seven percent to $1.24 billion in 2012 from $1.33 billion in 2011.  Of the $92.2 million decrease in net sales, approximately $86.2 million was attributable to lower net selling prices and approximately $12.2 million was due to lower volume in Europe.  Cost of goods sold decreased from $1.14 billion in 2011 to $1.06 billion in 2012, which was also due to decreasing raw material prices, primarily copper, and lower sales volume.  In addition, the Company recognized a deferred gain from LIFO liquidation that resulted in a reduction of approximately $8.0 million to cost of sales for the segment.  Depreciation and amortization decreased from $20.9 million in 2011 to $16.5 million in 2012 due to reduced depreciation expense resulting from certain assets becoming fully depreciated.  Selling, general, and administrative expenses decreased from $84.8 million in 2011 to $75.4 million in 2012.  The decrease is primarily due to lower employment costs, including incentive compensation, of $5.7 million.  The Company also settled the business interruption portion of its insurance claim related to the July 2009 explosion at the copper tube facility in Fulton, Mississippi and recorded a $1.5 million gain. Operating income for the segment increased from $84.8 million in 2011 to $87.0 million in 2012.

During 2011, a portion of the Wynne, Arkansas manufacturing operation was extensively damaged by fire, which impacted a portion of the segment’s copper tube, line sets, and DWV plastic fittings operations.  Direct, incremental property damage and cleanup costs have been deferred as a receivable, while the impact of lost sales and other extra expenses associated with business interruption have been recognized as incurred in the Consolidated Statement of Income for 2011 and 2012.  These amounts are expected to be covered by business interruption insurance; however, the expected gain will not be recognized until final settlement of the claim.

OEM Segment

The OEM segment’s net sales were $974.6 million in 2012 compared with $1.12 billion in 2011.  Of the $145.2 million decrease in net sales, approximately $66.0 million was due to lower net selling prices and approximately $66.1 million was due to lower unit volume in the segment’s core product lines of brass rod, forgings, and commercial tube.  Cost of goods sold decreased to $866.4 million in 2012 from $1.01 billion in 2011, which was also due to the decrease in the average costs of raw materials and lower sales volume.  Depreciation and amortization remained relatively consistent.  Selling, general, and administrative expenses were $27.7 million in 2012 compared with $24.8 million in 2011.  The increase is due primarily to losses on fixed asset impairments of $1.5 million, increased bad debt expense of $0.8 million, and increased selling and distribution expenses of $0.5 million.  Operating income decreased from $72.7 million in 2011 to $67.1 million in 2012, due primarily to lower unit volume and net spreads and increased per-unit conversion costs in core products.

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

Depreciation and amortization decreased from $40.4 million in 2010 to $36.9 million in 2011 due to certain assets becoming fully depreciated.  Selling, general, and administrative expenses increased to $136.0 million in 2011; this $4.8 million increase was primarily due to increased employment costs, including incentive compensation of $9.9 million.  These increases were partially offset by reduced bad debt expense of $5.0 million.

During 2011, the Company recorded a gain of $10.5 million upon receipt of payment related to the December 10, 2010, settlement of a lawsuit against Peter D. Berkman, Jeffrey A. Berkman, and Homewerks Worldwide LLC.

During 2010, the Company recognized insurance settlements of $22.7 million related to the reimbursement for losses claimed as a result of a fire at the U.K. copper tube mill in November 2008, and an explosion at the Fulton, Mississippi copper tube mill in July 2009.

Interest expense remained consistent with the prior year at $11.6 million.  Other income (expense), net was $1.9 million income in 2011 compared with expense of $2.7 million for 2010.  This fluctuation was primarily due to an environmental provision of $2.5 million in 2010.

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

Plumbing & Refrigeration Segment

Net sales by the Plumbing & Refrigeration segment increased 19 percent to $1.33 billion in 2011 from $1.12 billion in 2010.  The increase in net sales was due to higher selling prices resulting from higher average prices of raw materials and slightly higher unit volumes.  Of the $214.8 million increase in net sales, approximately $34.1 million was attributable to higher unit volume and approximately $148.9 million was due to higher net selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings.  Cost of goods sold increased from $951.2 million in 2010 to $1.14 billion in 2011, which was also due to higher sales volume and increasing raw material prices, primarily copper.  Depreciation and amortization decreased from $24.9 million in 2010 to $20.9 million in 2011 due to reduced depreciation expense resulting from certain assets becoming fully depreciated in 2010.  Selling, general, and administrative expenses increased from $78.6 million in 2010 to $84.8 million in 2011.  The increase is primarily due to increased sales and distribution expenses resulting from higher sales volume and increased employment costs, including incentive compensation of $5.1 million.  Operating income for the segment increased from $83.7 million in 2010 to $84.8 million in 2011.  This was due to higher sales volume and increased spreads in the segment’s core products especially in copper tube and fittings.  This increase was offset by $22.7 million of insurance settlement gains recognized in 2010, primarily resulting from the fire at the U.K. tube operation.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased to $198.9 million at December 29, 2012, from $514.2 million at December 31, 2011, a net decrease of $315.3 million.  Major components of the 2012 change included $108.3 million of cash provided by operating activities, $16.4 million of cash used in investing activities and $408.6 million of cash used in financing activities.

Of the cash and cash equivalents held at December 29, 2012, $95.2 million was held by foreign subsidiaries.  The Company expects to repatriate $1.4 million of this cash and has accrued deferred tax on these earnings.  All other earnings of the foreign subsidiaries are considered to be permanently reinvested, and it is not practicable to compute the potential deferred tax liability associated with these undistributed foreign earnings.  The Company believes that cash held domestically, funds available through the credit agreement, and cash generated from U.S. based operations will be adequate to meet the future needs of the U.S. based operations.

The primary components of cash provided by operating activities were consolidated net income of $83.7 million, insurance proceeds of $14.3 million resulting from an advance on the Wynne, Arkansas fire claim, changes in working capital, and non-cash adjustments primarily consisting of depreciation and amortization of $31.9 million.  Major changes in working capital included a $23.7 million increase in trade accounts receivable and an $8.4 million increase in current liabilities.  Changes in the components of working capital are heavily driven by the changes in raw material prices, primarily copper.

The Company spent approximately $1.3 million during 2012 for environmental matters.  As of December 29, 2012, the Company expects to spend $1.9 million in 2013, $0.9 million in 2014, $0.8 million in 2015, $0.9 million in 2016, $0.9 million in 2017, and $9.7 million thereafter for ongoing projects.  The timing of a potential payment for a $9.5 million settlement offer related to the Southeast Kansas Sites has not yet been determined.

The major components of net cash used in investing activities during 2012 included $56.8 million used for capital expenditures and $11.6 million used for the acquisition of Westermeyer Industries, Inc.  These were partially offset by insurance proceeds of $42.3 million related to the 2011 fire at our Wynne, Arkansas facility and withdrawals of $9.2 million from restricted cash balances.

Net cash used in financing activities totaled $408.6 million, which consisted primarily of $427.4 million used to repurchase common stock, $148.9 million used to redeem the 6% Subordinated Debentures, $14.4 million used for the repayment of debt by Mueller-Xingrong, and $14.9 million for payment of regular quarterly dividends to stockholders of the Company.  These were partially offset by the issuance of $200.0 million of debt under the credit agreement (the Agreement) for the repurchase of common stock.

On December 11, 2012, the Company amended its credit agreement entered into on March 7, 2011 to adjust the pricing applicable to the $350.0 million revolving credit facility (the Revolving Credit Facility) and extend the maturity to December 11, 2017.  The amendment also provided for a $200.0 million Term Loan Facility which has the same pricing and maturity as the Revolving Credit Facility.  At year-end, the Company had no borrowings against the Revolving Credit Facility and $200.0 million borrowed against the Term Loan Facility.  Approximately $10.9 million in letters of credit were backed by the Revolving Credit Facility at the end of 2012.  As of December 29, 2012, the Company’s total debt was $234.9 million or 30.4 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of December 29, 2012, the Company was in compliance with all of its debt covenants.

Contractual cash obligations of the Company as of December 29, 2012 included the following:

		Payments Due by Year
(In millions)	Total	2013	2014-2015	2016-2017	Thereafter

Debt	$234.9	$27.6	$2.1	$202.0	$3.2
Consulting agreement (1)	5.3	1.3	2.7	1.3	—
Operating leases	29.3	7.3	11.0	7.4	3.6
Heavy machinery and equipment commitments	10.7	8.6	2.1	—	—
Purchase commitments (2)	554.2	554.2	—	—	—

Total contractual cash obligations	$834.4	$599.0	$17.9	$210.7	$6.8

(1)	See Note 10 to Consolidated Financial Statements.

(2)
The Company has contractual supply commitments for raw materials totaling $554.2 million at year-end prices; these contracts contain variable pricing based on Comex and the London Metals Exchange.  These commitments are for purchases of raw materials that are expected to be consumed in the ordinary course of business.

The above obligations will be satisfied with existing cash, the credit agreement, and cash generated by operations.  Cash used to fund pension and other postretirement benefit obligations was $4.3 million in 2012 and $4.0 million in 2011.  The Company has no off-balance sheet financing arrangements except for the operating leases identified above.

Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.  The price of copper has fluctuated significantly and averaged approximately $3.61 in 2012, $4.01 in 2011, and $3.43 in 2010.

The Company’s Board of Directors declared a regular quarterly dividend of 12.5 cents in the fourth quarter of 2012 and 10 cents per share on its common stock for each of the first three quarters of 2012 and each quarter of 2011.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

Management believes that cash provided by operations, the credit agreement, and currently available cash of $198.9 million will be adequate to meet the Company’s normal future capital expenditure and operational needs.  The Company’s current ratio (current assets divided by current liabilities) was 2.9 to 1 as of December 29, 2012.

The Company’s Board of Directors has extended, until October 2013, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 29, 2012, the Company had repurchased approximately 2.4 million shares under this authorization.  The Company’s repurchase transaction with Leucadia National Corporation in September 2012 was completed outside of this authorization.

Market Risks

The Company is exposed to market risks from changes in raw material and energy costs, interest rates, and foreign currency exchange rates.  To reduce such risks, the Company may periodically use financial instruments.  Hedging transactions are authorized and executed pursuant to policies and procedures.  Further, the Company does not buy or sell financial instruments for trading purposes.  A discussion of the Company’s accounting for derivative instruments and hedging activities is included in “Note 1 - Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

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

The Company occasionally enters into forward fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with forward fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (OCI) and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At year-end, the Company held open futures contracts to purchase approximately $21.5 million of copper over the next twelve months related to fixed-price sales orders and to sell approximately $65.9 million of copper over the next five months related to copper inventory.

The Company may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to futures positions are deferred in equity as a component of OCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  There were no open futures contracts to purchase natural gas at December 29, 2012.

Interest Rates

The Company had variable-rate debt outstanding of $234.9 million at December 29, 2012 and $49.5 million at December 31, 2011.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pre-tax earnings and cash flows.  The primary interest rate exposures on floating-rate debt are based on LIBOR and the base-lending rate published by the People’s Bank of China.

There was no fixed-rate debt outstanding as of December 29, 2012, and $148.2 million at December 31, 2011.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  The Company may utilize certain futures contracts or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of OCI and reflected in earnings upon collection of receivables.  At December 29, 2012, the Company had open forward contracts with a financial institution to sell approximately 1.6 million Canadian dollars and 0.9 million euros through March 2013. It also held open futures contracts to buy approximately 8.4 million euros over the next 17 months.

The Company’s primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars.  The primary currencies to which the Company is exposed include the Canadian dollar, the British pound sterling, the euro, the Mexican peso, and the Chinese renminbi.  The Company generally views as long-term its investments in foreign subsidiaries with a functional currency other than the U.S. dollar.  As a result, the Company generally does not hedge these net investments.  The net investment in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates was $168.0 million at December 29, 2012 and $180.8 million at December 31, 2011.  The potential loss in value of the Company’s net investment in foreign subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at December 29, 2012 and December 31, 2011 amounted to $16.8 million and $18.1 million, respectively.  This change would be reflected in the foreign currency translation component of OCI in the equity section of the Company’s Consolidated Balance Sheets, until the foreign subsidiaries are sold or otherwise disposed.

During 2012, exchange rates with respect to many foreign currencies fluctuated significantly with respect to the U.S. dollar.  The Company has significant investments in foreign operations whose functional currency is the British pound sterling and the Mexican peso.  During 2012, the value of the Mexican peso and the British pound increased approximately 7.6 percent and 3.9 percent relative to the U.S. dollar, respectively.  The resulting foreign currency translation gains were recorded as a component of OCI.

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

Goodwill

Goodwill represents cost in excess of fair values assigned to the underlying net assets of acquired businesses.  Goodwill is subject to impairment testing, which is performed by the Company as of the first day of the fourth quarter of each fiscal year, unless circumstances dictate more frequent testing.  For testing purposes, the Company uses components of its operating segments; components of a segment having similar economic characteristics are combined.  The annual impairment test is a two-step process.  The first step is the estimation of fair value of reporting units that have goodwill.  If this estimate indicates that impairment potentially exists, the second step is performed.  Step two, used to measure the amount of goodwill impairment loss, compares the implied fair value of goodwill to the carrying value.  In step two the Company is required to allocate the fair value of each reporting unit, as determined in step one, to the fair value of the reporting unit’s assets and liabilities, including unrecognized intangible assets and corporate allocation where applicable, in a hypothetical purchase price allocation as if the reporting unit had been purchased on that date.  If the implied fair value of goodwill is less than the carrying value, an impairment charge is recorded.  Inputs to that model include various estimates, including cash flow projections and assumptions.  Some of the inputs are highly subjective and are affected by changes in business conditions and other factors.  Changes in any of the inputs could have an effect on future tests and result in material impairment charges.

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

Environmental Reserves

The Company recognizes an environmental liability when it is probable the liability exists and the amount is reasonably estimable.  The Company estimates the duration and extent of its remediation obligations based upon reports of outside consultants; internal analyses of cleanup costs, and ongoing monitoring costs; communications with regulatory agencies; and changes in environmental law.  If the Company were to determine that its estimates of the duration or extent of its environmental obligations were no longer accurate, the Company would adjust its environmental liabilities accordingly in the period that such determination is made.  Estimated future expenditures for environmental remediation are not discounted to their present value.  Accrued environmental liabilities are not reduced by potential insurance reimbursements.

Environmental expenses that relate to ongoing operations are included as a component of cost of goods sold.  Environmental expenses related to non-operating properties are included in other income (expense), net in the Consolidated Statements of Income.

Allowance for Doubtful Accounts

The Company provides an allowance for receivables that may not be fully collected.  In circumstances where the Company is aware of a customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial downgrading of credit ratings), it records an allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount it believes most likely will be collected.  For all other customers, the Company recognizes an allowance for doubtful accounts based on its historical collection experience.  If circumstances change (e.g., greater than expected defaults or an unexpected material change in a major customer’s ability to meet its financial obligations), the Company’s estimate of the recoverability of amounts due could be changed by a material amount.

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

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 29, 2012, December 31, 2011, and December 25, 2010

(In thousands, except per share data)	2012	2011	2010

Net sales	$2,189,938	$2,417,797	$2,059,797

Cost of goods sold	1,904,463	2,115,677	1,774,811
Depreciation and amortization	31,495	36,865	40,364
Selling, general, and administrative expense	129,456	135,953	131,211
Litigation settlements	(4,050)	(10,500)	—
Insurance settlements	(1,500)	—	(22,736)
Severance	3,369	—	—

Operating income	126,705	139,802	136,147

Interest expense	(6,890)	(11,553)	(11,647)
Other income (expense), net	539	1,912	(2,650)

Income before income taxes	120,354	130,161	121,850

Income tax expense	(36,681)	(43,075)	(34,315)

Consolidated net income	83,673	87,086	87,535

Less net income attributable to noncontrolling interest	(1,278)	(765)	(1,364)

Net income attributable to Mueller Industries, Inc.	$82,395	$86,321	$86,171

Weighted average shares for basic earnings per share	35,332	37,835	37,672
Effect of dilutive stock-based awards	414	361	97

Adjusted weighted average shares for diluted earnings per share	35,746	38,196	37,769

Basic earnings per share	$2.33	$2.28	$2.29

Diluted earnings per share	$2.31	$2.26	$2.28

Dividends per share	$0.425	$0.40	$0.40

See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 29, 2012, December 31, 2011, and December 25, 2010

(In thousands)	2012	2011	2010

Consolidated net income	$83,673	$87,086	$87,535

Other comprehensive income (loss), net of tax:
Foreign currency translation	8,070	232	(215)
Net change with respect to derivative instruments and hedging activities, net (1)	255	(988)	376
Net actuarial loss on pension and postretirement obligations, net (2)	(847)	(10,378)	(402)
Other, net	14	(81)	61

Total other comprehensive income (loss)	7,492	(11,215)	(180)

Comprehensive income	91,165	75,871	87,355
Less comprehensive income attributable to noncontrolling interest	(1,984)	(1,913)	(2,127)

Comprehensive income attributable to Mueller Industries, Inc.	$89,181	$73,958	$85,228

See accompanying notes to consolidated financial statements.

(1) Net of taxes of $(162) in 2012, $559 in 2011, and $(191) in 2010

(2) Net of taxes of $94 in 2012, $4,786 in 2011, and $1,631 in 2010

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 29, 2012 and December 31, 2011

(In thousands, except share data)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$198,934	$514,162
Accounts receivable, less allowance for doubtful accounts of $1,644 in 2012 and $1,564 in 2011	271,093	250,027
Inventories	229,434	219,193
Current deferred income taxes	26,438	21,104
Other current assets	21,295	22,213

Total current assets	747,194	1,026,699

Property, plant, and equipment, net	233,263	203,744
Goodwill, net	104,579	102,250
Other assets	19,119	14,911

Total Assets	$1,104,155	$1,347,604

Liabilities
Current liabilities:
Current portion of debt	$27,570	$41,265
Accounts payable	87,574	65,545
Accrued wages and other employee costs	34,378	39,319
Other current liabilities	109,174	67,115

Total current liabilities	258,696	213,244

Long-term debt, less current portion	207,300	156,476
Pension liabilities	35,187	32,839
Postretirement benefits other than pensions	19,832	21,405
Environmental reserves	22,597	22,892
Deferred income taxes	20,910	14,856
Other noncurrent liabilities	1,667	1,130

Total liabilities	566,189	462,842

Equity
Mueller Industries, Inc. stockholders’ equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 40,091,502; outstanding 28,099,635 in 2012 and 38,236,568 in 2011	401	401
Additional paid-in capital	267,826	266,936
Retained earnings	749,777	682,380
Accumulated other comprehensive loss	(42,623)	(49,409)
Treasury common stock, at cost	(468,473)	(44,620)

Total Mueller Industries, Inc. stockholders’ equity	506,908	855,688
Noncontrolling interest	31,058	29,074

Total equity	537,966	884,762

Commitments and contingencies	—	—

Total Liabilities and Equity	$1,104,155	$1,347,604

See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 29, 2012, December 31, 2011, and December 25, 2010

(In thousands)	2012	2011	2010
Operating activities:
Consolidated net income	$83,673	$87,086	$87,535
Reconciliation of net income to net cash provided by operating activities:
Depreciation	30,326	35,966	39,656
Amortization of intangibles	1,169	899	708
Amortization of debt issuance costs	438	397	288
Stock-based compensation expense	6,136	3,482	2,877
Insurance settlements	(1,500)	—	(22,736)
Insurance proceeds – noncapital related	14,250	10,000	5,561
Income tax benefit from exercise of stock options	(2,528)	(853)	(145)
Deferred income taxes	(1,284)	(4,190)	(6,627)
Doubtful accounts receivable	837	(229)	4,763
Loss (gain) on disposal of properties	1,411	(202)	756
Changes in assets and liabilities, net of businesses acquired:
Receivables	(23,690)	28,716	(46,494)
Inventories	(4,834)	(15,678)	(17,248)
Other assets	(14,985)	460	2,974
Current liabilities	8,368	7,966	4,913
Other liabilities	9,345	(1,593)	(623)
Other, net	1,165	1,522	199

Net cash provided by operating activities	108,297	153,749	56,357

Investing activities:
Capital expenditures	(56,825)	(18,751)	(18,678)
Acquisition of businesses	(11,561)	(6,882)	(2,021)
Proceeds from sales of properties	517	1,984	71
Net withdrawals from (deposits into) restricted cash balances	9,243	(3,055)	(156)
Insurance proceeds	42,250	—	18,798

Net cash used in investing activities	(16,376)	(26,704)	(1,986)

Financing activities:
Repayments of long-term debt	(149,176)	(750)	—
Repurchase of common stock	(427,446)	—	—
Dividends paid to stockholders of Mueller Industries, Inc.	(14,891)	(15,146)	(15,074)
Dividends paid to noncontrolling interests	—	—	(741)
(Repayment) issuance of debt by joint venture, net	(14,429)	6,162	6,848
Issuance of long-term debt	200,000	—	—
Net cash (used) received to settle stock-based awards	(4,181)	3,879	2,428
Income tax benefit from exercise of stock options	2,528	853	145
Debt issuance costs	(1,053)	(1,942)	—

Net cash used in financing activities	(408,648)	(6,944)	(6,394)

Effect of exchange rate changes on cash	1,499	(78)	161

(Decrease) increase in cash and cash equivalents	(315,228)	120,023	48,138
Cash and cash equivalents at the beginning of the year	514,162	394,139	346,001

Cash and cash equivalents at the end of the year	$198,934	$514,162	$394,139

For supplemental disclosures of cash flow information, see Notes 1, 5, 7, and 14.
See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 29, 2012, December 31, 2011, and December 25, 2010

	2012		2011		2010
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at beginning of year	40,092	$401	40,092	$401	40,092	$401
Balance at end of year	40,092	$401	40,092	$401	40,092	$401

Additional paid-in capital:
Balance at beginning of year		$266,936		$263,233		$262,166
Issuance of shares under incentive stock option plans		(4,303)		2,340		(394)
Stock-based compensation expense		6,136		3,482		2,877
Income tax benefit from exercise of stock options		2,528		853		145
Issuance of restricted stock		(3,471)		(2,972)		(1,561)

Balance at end of year		$267,826		$266,936		$263,233

Retained earnings:
Balance at beginning of year		$682,380		$611,279		$540,218
Net income attributable to Mueller Industries, Inc.		82,395		86,321		86,171
Dividends paid or payable to stockholders of Mueller Industries, Inc.		(14,998)		(15,220)		(15,110)

Balance at end of year		$749,777		$682,380		$611,279

Accumulated other comprehensive (loss) income:
Balance at beginning of year		$(49,409)		$(37,046)		$(36,104)
Total other comprehensive income (loss) attributable to Mueller Industries, Inc.		6,786		(12,363)		(942)

Balance at end of year		$(42,623)		$(49,409)		$(37,046)

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(continued)
Years Ended December 29, 2012, December 31, 2011, and December 25, 2010

	2012		2011		2010
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Treasury stock:
Balance at beginning of year	1,855	$(44,620)	2,237	$(49,131)	2,442	$(53,514)
Issuance of shares under incentive stock option plans	(576)	20,881	(464)	10,637	(149)	3,240
Repurchase of common stock	10,855	(448,205)	214	(9,098)	15	(418)
Issuance of restricted stock	(142)	3,471	(132)	2,972	(71)	1,561

Balance at end of year	11,992	$(468,473)	1,855	$(44,620)	2,237	$(49,131)

Noncontrolling interest:
Balance at beginning of year		$29,074		$27,161		$25,775
Net income attributable to noncontrolling interest		1,278		765		1,364
Dividends paid to noncontrolling interests		—		—		(741)
Foreign currency translation		706		1,148		763

Balance at end of year		$31,058		$29,074		$27,161

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Mueller Industries, Inc. and its majority owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The noncontrolling interest represents a separate private ownership of 49.5 percent of Mueller-Xingrong.  The years ended December 29, 2012 and December 25, 2010 contained 52 weeks, while the year ended December 31, 2011 contained 53 weeks.

Revenue Recognition

Revenue is recognized when title and risk of loss pass to the customer, provided collection is determined to be probable and no significant obligations remain for the Company.  Estimates for future rebates on certain product lines and product returns are recognized in the period which the revenue is recorded.  The cost of shipping product to customers is expensed as incurred as a component of cost of goods sold.

Cash Equivalents

Temporary investments with original maturities of three months or less are considered to be cash equivalents.  These investments are stated at cost.  At December 29, 2012 and December 31, 2011, temporary investments consisted of money market mutual funds, commercial paper, bank repurchase agreements, and U.S. and foreign government securities totaling $86.0 million and $322.1 million, respectively.  Included in other current assets is restricted cash of $3.7 million and $13.0 million at December 29, 2012 and December 31, 2011, respectively.  These amounts represent required deposits into brokerage accounts that facilitate the Company’s hedging activities and deposits that secure certain short-term notes issued under Mueller-Xingrong’s credit facility.

Allowance for Doubtful Accounts

The Company provides an allowance for receivables that may not be fully collected.  In circumstances where the Company is aware of a customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial downgrading of credit ratings), it records an allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount it believes most likely will be collected.  For all other customers, the Company recognizes an allowance for doubtful accounts based on its historical collection experience.  If circumstances change (e.g., greater than expected defaults or an unexpected material change in a major customer’s ability to meet its financial obligations), the Company could change its estimate of the recoverability of amounts due by a material amount.

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

The Company evaluates the carrying value of property, plant, and equipment whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from its operations and ultimate disposition.  If an impairment exists, the net book values are reduced to fair value.

Goodwill

Goodwill represents cost in excess of fair values assigned to the underlying net assets of acquired businesses.  Goodwill is subject to impairment testing, which is performed by the Company as of the first day of the fourth quarter of each fiscal year, unless circumstances dictate more frequent testing.  For testing purposes, the Company defines reporting units as components of its operating segments; components of a segment having similar economic characteristics are combined.  The annual impairment test is a two-step process.  The first step is the estimation of fair value of reporting units that have goodwill.  If this estimate indicates that impairment potentially exists, the second step is performed.  Step two, used to measure the amount of goodwill impairment loss, compares the implied fair value of goodwill to the carrying value.  In step two the Company is required to allocate the fair value of each reporting unit, as determined in step one, to the fair value of the reporting unit’s assets and liabilities, including unrecognized intangible assets and corporate allocation where applicable, in a hypothetical purchase price allocation as if the reporting unit had been purchased on that date.  If the implied fair value of goodwill is less than the carrying value, an impairment charge is recorded.  There can be no assurance that goodwill impairment will not occur in the future.

Because there are no observable inputs available (Level 3 hierarchy as defined by ASC 820 Fair Value Measurements and Disclosures (ASC 820)), the Company estimates fair value of reporting units based on a combination of the market approach and income approach.  The market approach measures the fair value of a business through the analysis of publicly traded companies or recent sales of similar businesses.  The income approach uses a discounted cash flow model to estimate the fair value of reporting units based on expected cash flows (adjusted for capital investment required to support operations) and a terminal value.  This cash flow stream is discounted to its present value to arrive at a fair value for each reporting unit.  Future earnings are estimated using the Company’s most recent annual projections, applying a growth rate to future periods.  Those projections are directly impacted by the condition of the markets in which the Company’s businesses participate.  For the reporting units included in the Plumbing & Refrigeration segment, the projections reflect, among other things, the decline of the residential construction market over the past several years.  The OEM segment is also impacted by the residential construction market.  Additionally, this segment is linked to the automotive industry, which has also been adversely affected by the economic downturn in recent years.  The discount rate selected for the reporting units is generally based on rates of return available from alternative investments of similar type and quality at the date of valuation.

Self-Insurance Accruals

The Company is primarily self-insured for workers’ compensation claims and benefits paid under certain employee health care programs.  Accruals are primarily based on estimated undiscounted cost of claims, which includes incurred but not reported claims, and are classified as accrued wages and other employee costs.

Environmental Reserves and Environmental Expenses

The Company recognizes an environmental liability when it is probable the liability exists and the amount is reasonably estimable.  The Company estimates the duration and extent of its remediation obligations based upon reports of outside consultants; internal analyses of cleanup costs and ongoing monitoring costs; communications with regulatory agencies; and changes in environmental law.  If the Company were to determine that its estimates of the duration or extent of its environmental obligations were no longer accurate, the Company would adjust its environmental liabilities accordingly in the period that such determination is made.  Estimated future expenditures for environmental remediation are not discounted to their present value.  Accrued environmental liabilities are not reduced by potential insurance reimbursements.

Environmental expenses that relate to ongoing operations are included as a component of cost of goods sold.  Environmental expenses related to non-operating properties are included in other income (expense), net on the Consolidated Statements of Income.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards calculated using the treasury stock method.  Approximately 1.3 million stock options were excluded from the computation of diluted earnings per share in 2010, as the options’ exercise price was higher than the average market price of the Company’s stock.

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

Derivative Instruments and Hedging Activities

The Company has utilized futures contracts to manage the volatility related to purchases of copper and natural gas, and certain transactions denominated in foreign currencies.  These contracts have been designated as cash flow hedges.  The Company has also utilized futures contracts to protect the value of its copper inventory on hand and firm commitments to purchase copper through fair value hedges. In addition, the Company  may elect to use foreign currency forward contracts to reduce the risk from exchange rate fluctuations on future purchases and intercompany transactions denominated in foreign currencies. The Company accounts for financial derivative instruments by applying hedge accounting rules.  These rules require the Company to recognize all derivatives, as defined, as either assets or liabilities measured at fair value.  If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized as a component of OCI until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  Gains and losses recognized by the Company related to the ineffective portion of its hedging instruments, as well as gains and losses related to the portion of the hedging instruments excluded from the assessment of hedge effectiveness, were not material to the Company’s Consolidated Financial Statements.  Should these contracts no longer meet hedge criteria either through lack of effectiveness or because the hedged transaction is not probable of occurring, all deferred gains and losses related to the hedge will be immediately reclassified from OCI into earnings.  Depending on position, the unrealized gain or loss on futures contracts are classified as other current assets or other current liabilities in the Consolidated Balance Sheets, and any changes thereto are recorded in changes in assets and liabilities in the Consolidated Statements of Cash Flows.

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

The fair value of long-term debt at December 29, 2012 approximates the carrying value on that date.  Outstanding borrowings have variable interest rates that re-price frequently at current market rates. At December 31, 2011 the fair value of the Company’s debt instruments was estimated to be $197.0 million based on relevant market information about the financial instruments (Level 2 hierarchy as defined by ASC 820).

Foreign Currency Translation

For foreign subsidiaries in which the functional currency is other than the U.S. dollar, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year.  Translation gains and losses are included in equity as a component of OCI.  Included in the Consolidated Statements of Income were transaction gains of $0.3 million in 2012 and losses of $0.7 million in 2011 and $2.2 million in 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Recently Issued Accounting Standards

In January 2012, the Company adopted Accounting Standard Update (ASU) No. 2011-05, Presentation of Comprehensive Income, which requires presentation of the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The standard does not change the items that must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income.

In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of  accumulated OCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of  accumulated OCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for the Company in the reporting period beginning December 30, 2012.

Note 2 – Inventories

(In thousands)	2012	2011

Raw materials and supplies	$46,114	$42,281
Work-in-process	40,951	38,420
Finished goods	148,014	143,648
Valuation reserves	(5,645)	(5,156)

Inventories	$229,434	$219,193

Inventories valued using the LIFO method totaled $19.9 million at December 29, 2012 and $15.1 million at December 31, 2011.  At December 29, 2012 and December 31, 2011, the approximate FIFO cost of such inventories was $109.8 million and $101.2 million, respectively.  Additionally, the Company valued certain inventories purchased for resale on an average cost basis.  The values of those inventories were $51.4 million at December 29, 2012 and $44.9 million at December 31, 2011.

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

At December 29, 2012, the FIFO value of inventory consigned to others was $4.5 million compared with $2.9 million at the end of 2011.

Note 3 – Property, Plant, and Equipment, Net

(In thousands)	2012	2011

Land and land improvements	$11,066	$10,932
Buildings	113,854	110,456
Machinery and equipment	571,435	541,793
Construction in progress	24,527	10,137

	720,882	673,318
Less accumulated depreciation	(487,619)	(469,574)

Property, plant, and equipment, net	$233,263	$203,744

Note 4 – Goodwill, Net

The changes in the carrying amount of goodwill were as follows:

(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Total

Balance at December 31, 2011 and December 25, 2010:
Goodwill	$141,684	$9,971	$151,655
Accumulated impairment and amortization	(39,434)	(9,971)	(49,405)

	102,250	—	102,250

Additions	—	2,329	2,329
Balance at December 29, 2012:
Goodwill	141,684	12,300	153,984
Accumulated impairment and amortization	(39,434)	(9,971)	(49,405)

	$102,250	$2,329	$104,579

In 2012, the Company acquired Westermeyer Industries, Inc. Of the $11.6 million purchase price, $2.3 million was allocated to goodwill.

There were no impairment charges resulting from the 2012, 2011 or 2010 impairment tests since the estimated fair value of the reporting units substantially exceeded their carrying value.

Note 5 – Debt

(In thousands)	2012	2011

6% Subordinated Debentures, due 2014	$—	$148,176
2001 Series IRB’s with interest at 1.32%, due through 2021	8,250	9,250
Term Loan Facility with interest at 1.59%, due 2017	200,000	—
Mueller-Xingrong line of credit with interest at 6.00%, due 2013	26,570	40,265
Other	50	50

	234,870	197,741
Less current portion of debt	(27,570)	(41,265)

Long-term debt	$207,300	$156,476

On May 24, 2012, the Company issued a Notice of Full Redemption of its outstanding 6% Subordinated Debentures, due 2014 (the Debentures).  The Debentures were redeemed on June 25, 2012 at par value totaling approximately $148.2 million in principal plus accrued interest of approximately $1.3 million.

On July 27, 2012, Mueller-Xingrong entered into a credit agreement (the JV Credit Agreement) with a syndicate of four banks establishing a secured RMB 350 million, or approximately $55.0 million revolving credit facility with a maturity date of July 27, 2013.  The JV Credit Agreement replaced the previous secured RMB 350 million financing agreement that was scheduled to mature on July 28, 2012.  Borrowings under the JV Credit Agreement are secured by the real property and equipment of Mueller-Xingrong and bear interest at the latest base-lending rate published by the People’s Bank of China, which was 6.00 percent at December 29, 2012.  The JV Credit Agreement requires lender consent for the payment of dividends.

On September 24, 2012, the Company entered into an agreement with Leucadia National Corporation (Leucadia) to repurchase 10.4 million shares of the Company’s common stock at a total cost of $427.3 million.  The Company funded the purchase price with available cash on hand and borrowings of $200.0 million under its $350.0 revolving credit facility (the Revolving Credit Facility) provided by its credit agreement (the Agreement) dated March 7, 2011.  On December 11, 2012, the Company amended the Agreement to add a $200.0 million term loan facility (the Term Loan Facility), after which the total borrowing capacity under the Agreement was increased to $550.0 million.  The Company used the borrowings under the Term Loan Facility to replace the amounts previously advanced under the Revolving Credit Facility.  The amendment also adjusted the pricing and extended the maturity date to December 11, 2017 for all borrowings under the Agreement.  Borrowings under the Agreement bear interest, at the Company’s option, at LIBOR or Base Rate as defined by the Agreement, plus a variable premium.  LIBOR advances may be based upon the one, three, or six-month LIBOR.  The variable premium is based upon the Company’s debt to total capitalization ratio, and can range from 112.5 to 162.5 basis points for LIBOR based loans and 12.5 to 62.5 basis points for Base Rate loans.  At December 29, 2012, the premium was 137.5 basis points for LIBOR loans and 37.5 basis points for Base Rate loans.  Additionally, a facility fee is payable quarterly on the total commitment and varies from 25.0 to 37.5 basis points based upon the Company’s debt to total capitalization ratio.  Availability of funds under the Revolving Credit Facility is reduced by the amount of certain outstanding letters of credit, which are used to secure the Company’s payment of insurance deductibles and certain retiree health benefits, totaling approximately $10.9 million at December 29, 2012.  Terms of the letters of credit are generally one year but are renewable annually.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  At December 29, 2012, the Company was in compliance with all debt covenants.

Aggregate annual maturities of the Company’s debt are $27.6 million in 2013, $1.1 million in 2014, $1.0 million in 2015, $1.0 million in 2016, $201.0 million in 2017, and $3.2 million thereafter.  Interest paid in 2012, 2011, and 2010 was $8.4 million, $10.8 million, and $11.4 million, respectively.  No interest was capitalized in 2012, 2011, or 2010.

Note 6 –Equity

The Company’s Board of Directors has extended, until October 2013, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 29, 2012, the Company had repurchased approximately 2.4 million shares under this authorization.

The Company entered into an agreement with Leucadia pursuant to which the Company repurchased from Leucadia 10.4 million shares of the Company’s common stock on September 24, 2012 at a total cost of $427.3 million. The Company’s repurchase transaction with Leucadia was completed outside of the repurchase authorization previously approved by the Board of Directors.

Components of accumulated other comprehensive loss are as follows:

(In thousands)	2012	2011

Cumulative foreign currency translation adjustment	$(3,032)	$(10,396)
Unrecognized prior service cost, net of income tax	(13)	(13)
Unrecognized actuarial net loss, net of income tax	(39,514)	(38,667)
Unrecognized derivative gains, net of income tax	(167)	(422)
Unrealized gain on marketable securities, net of income tax	103	89

Accumulated other comprehensive loss	$(42,623)	$(49,409)

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in foreign subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar.  During 2012, the value of the Mexican peso and the British pound increased approximately 7.6 percent and 3.9 percent relative to the U.S. dollar, respectively.

Note 7 – Income Taxes

The components of income before income taxes were taxed under the following jurisdictions:

(In thousands)	2012	2011	2010

Domestic	$105,945	$118,208	$88,262
Foreign	14,409	11,953	33,588

Income before income taxes	$120,354	$130,161	$121,850

Income tax expense consists of the following:

(In thousands)	2012	2011	2010

Current tax expense:
Federal	$33,152	$43,127	$32,132
Foreign	1,764	1,740	6,292
State and local	3,049	2,398	2,518

Current tax expense	37,965	47,265	40,942

Deferred tax (benefit) expense:
Federal	570	(6,480)	(4,057)
Foreign	(2,015)	344	(2,036)
State and local	161	1,946	(534)

Deferred tax benefit	(1,284)	(4,190)	(6,627)

Income tax expense	$36,681	$43,075	$34,315

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

The difference between the reported income tax expense and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes is reconciled as follows:

(In thousands)	2012	2011	2010

Expected income tax expense	$42,124	$45,556	$42,647
State and local income tax, net of federal benefit	3,178	4,267	2,867
Effect of foreign statutory rate different from U.S. and other foreign adjustments	(2,637)	(560)	(2,143)
Valuation allowance changes	(1,224)	(443)	(5,496)
U.S. production activities deduction	(2,975)	(3,850)	(2,975)
Tax contingency changes	(3,224)	(1,934)	(1,516)
Other, net	1,439	39	931

Income tax expense	$36,681	$43,075	$34,315

During 2012 and 2011, the Company released a valuation allowance of $1.2 million, or three cents per diluted share, and $0.4 million, or one cent per diluted share, respectively, due to the expectation that certain state tax attributes will be utilized.

During 2010, as a result of income from an insurance settlement in a foreign jurisdiction, the Company utilized a deferred tax asset and released a related valuation allowance of $5.5 million, or 15 cents per diluted share.  Additional valuation allowance releases totaled $1.1 million, or three cents per diluted share, due to the expectation that certain state tax attributes will be utilized.  The Company also added a valuation allowance of $1.1 million, or three cents per diluted share, to offset a foreign deferred tax asset generated during 2010.

The following summarizes the activity related to the Company’s unrecognized tax benefits:

(In thousands)	2012	2011

Beginning balance	$6,572	$8,565
Increases related to prior year tax positions	—	—
Increases related to current year tax positions	—	—
Decreases related to prior year tax positions	—	(802)
Decreases related to settlements with taxing authorities	—	—
Decreases due to lapses in the statute of limitations	(3,313)	(1,191)

Ending balance	$3,259	$6,572

Federal income tax benefits associated with state tax uncertainties and interest on federal tax uncertainties are recorded as a deferred tax asset.  As of December 29, 2012, this asset totaled $0.2 million.  Of the $3.3 million total unrecognized tax benefits and $0.2 million of accrued interest, up to $0.6 million could affect the effective tax rate, if recognized.  Due to ongoing federal, state, and foreign income tax audits and potential lapses of the statutes of limitations in various taxing jurisdictions, it is reasonably possible that the Company’s unrecognized tax benefits and accrued interest may decrease in the next twelve months up to $0.6 million.

The Company includes interest and penalties related to income tax matters as a component of income tax expense.  Cumulative potential interest and penalties accrued related to unrecognized tax benefits totaled $0.2 million as of December 29, 2012 and December 31, 2011, without consideration of any applicable federal benefit.  The net reduction to income tax expense related to penalties and interest was immaterial in 2012, $0.5 million in 2011, and $0.2 million in 2010.

The Internal Revenue Service concluded its audit of the Company’s 2009 and 2010 federal income tax returns during 2012, the results of which were immaterial to the Consolidated Financial Statements.  Audit settlements of the 2004 and 2005 years in Mexico resulted in tax expense of $2.0 million, or five cents per diluted share during 2010.  The Company is currently under audit in various state jurisdictions.

The statute of limitations is still open for the Company’s federal tax return and most state income tax returns for the 2009 return and all subsequent years.  The statutes of limitations for certain state and foreign returns are also open for some earlier tax years due to ongoing audits and differing statute periods.  While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In thousands)	2012	2011

Deferred tax assets:
Accounts receivable	$447	$424
Inventories	7,829	11,075
Other postretirement benefits and accrued items	14,767	13,880
Pension	10,489	10,673
Other reserves	14,905	14,671
Federal and foreign tax attributes	9,829	7,421
State tax attributes, net of federal benefit	29,880	30,478
Insurance Claim Receivable	8,048	244
Share-based Compensation	1,493	2,052

Total deferred tax assets	97,687	90,918
Less valuation allowance	(30,394)	(29,705)

Deferred tax assets, net of valuation allowance	67,293	61,213

Deferred tax liabilities:
Property, plant, and equipment	49,531	44,757
Other	983	893

Total deferred tax liabilities	50,514	45,650

Net deferred tax asset	$16,779	$15,563

As of December 29, 2012, after consideration of the federal impact, the Company had state income tax credit carryforwards of $0.9 million, most of which expire by 2015, and other state income tax credit carryforwards of $13.2 million with unlimited lives.  The Company had state net operating loss (NOL) carryforwards with potential tax benefits of $15.8 million expiring between 2014 and 2027.  The state tax credit and NOL carryforwards are offset by valuation allowances totaling $23.1 million.

As of December 29, 2012, the Company had federal and foreign tax attributes with potential tax benefits of $9.8 million, of which $4.6 million has an unlimited life and $5.2 million expire from 2013 to 2018.  These attributes were offset by valuation allowances of $7.3 million.

Income taxes paid were approximately $38.4 million in 2012, $45.9 million in 2011, and $46.0 million in 2010.

Note 8 – Other Current Liabilities

Included in other current liabilities were deferred costs related to the fire at the Wynne, Arkansas facility of $44.6 million at December 29, 2012, accrued discounts and allowances of $41.7 million at December 29, 2012 and $40.8 million at December 31, 2011, and taxes payable of $6.2 million at December 29, 2012 and $9.3 million at December 31, 2011.

Note 9 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The following tables provide a reconciliation of the changes in the plans’ benefit obligations and the fair value of the plans’ assets for 2012 and 2011, and a statement of the plans’ aggregate funded status as of December 29, 2012 and December 31, 2011 as follows:

	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011
Change in benefit obligation:
Obligation at beginning of year	$180,341	$174,464	$19,945	$21,083
Service cost	884	1,394	380	344
Interest cost	8,472	9,051	635	993
Actuarial loss (gain)	14,458	6,077	(1,838)	(1,369)
Benefit payments	(10,583)	(10,942)	(1,131)	(937)
Foreign currency translation adjustment	2,595	297	105	(169)

Obligation at end of year	196,167	180,341	18,096	19,945

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	147,502	156,215	—	—
Actual return on plan assets	18,964	(1,306)	—	—
Employer contributions	3,216	3,094	1,131	937
Benefit payments	(10,583)	(10,942)	(1,131)	(937)
Foreign currency translation adjustment	1,881	441	—	—

Fair value of plan assets at end of year	160,980	147,502	—	—

Underfunded status at end of year	$(35,187)	$(32,839)	$(18,096)	$(19,945)

The following represents amounts recognized in accumulated OCI (before the effect of income taxes) at December 29, 2012 and December 31, 2011:

	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011

Unrecognized net actuarial loss (gain)	$61,125	$58,436	$(1,630)	$118
Unrecognized prior service cost	2	3	19	17

The Company sponsors one pension plan in the U.K. which comprised 36 percent of the above benefit obligation at December 29, 2012 and December 31, 2011, and 35 percent and 33 percent of the above plan assets at December 29, 2012 and December 31, 2011, respectively.

As of December 29, 2012, $3.9 million of the actuarial net loss will, through amortization, be recognized as components of net periodic benefit cost in 2013.

In aggregate, the underfunded plans are recognized as a liability in the Consolidated Balance Sheets.  The amounts recognized as a liability are classified as current or long-term on a plan-by-plan basis.  Liabilities are classified as current to the extent the actuarial present value of benefits payable within the next 12 months exceed the fair value of plan assets, with all remaining amounts being classified as long-term.  As of December 29, 2012 and December 31, 2011, the total funded status of the plans recognized in the Consolidated Balance Sheets was as follows:

	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011

Current liability	$—	$—	$(1,187)	$(1,333)
Long-term liability	(35,187)	(32,839)	(16,909)	(18,612)

Total underfunded status	$(35,187)	$(32,839)	$(18,096)	$(19,945)

The components of net periodic benefit cost are as follows:

(In thousands)	2012	2011	2010
Pension benefits:
Service cost	$884	$1,394	$823
Interest cost	8,472	9,051	9,374
Expected return on plan assets	(10,263)	(11,569)	(11,443)
Amortization of prior service cost	1	2	294
Amortization of net loss	3,883	2,346	2,307

Net periodic benefit cost	$2,977	$1,224	$1,355

Other benefits:
Service cost	$380	$344	$273
Interest cost	635	993	1,333
Amortization of prior service (credit) cost	(2)	(3)	1
Amortization of net (gain) loss	(73)	(2)	156
Effect of curtailments and settlements	—	—	25

Net periodic benefit cost	$940	$1,332	$1,788

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants.  Gains and losses in excess of 10 percent of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The weighted average assumptions used in the measurement of the Company’s benefit obligations are as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011

Discount rate	4.13%	4.80%	4.06%	4.97%
Expected long-term return on plan assets	7.15%	7.11%	N/A	N/A
Rate of compensation increases	N/A	N/A	5.04%	5.04%
Rate of inflation	2.70%	3.00%	N/A	N/A

The weighted average assumptions used in the measurement of the Company’s net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010

Discount rate	4.80%	5.25%	5.77%	4.97%	5.39%	6.08%
Expected long-term return on plan assets	7.11%	7.51%	8.04%	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A	5.04%	5.04%	5.04%
Rate of inflation	3.00%	3.40%	3.75%	N/A	N/A	N/A

The Company’s Mexican postretirement plans use the rate of compensation increase in the benefit formulas.  Past service on the U.K. pension plan will be adjusted for the effects of inflation.  All other pension plans use benefit formulas based on length of service.

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to range from 5.97 to 8.50 percent for 2013, gradually decrease to 4.50 percent through 2021, and remain at that level thereafter.  The health care cost trend rate assumption could have a significant effect on the amounts reported.  For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation by $1.7 million and the service and interest cost components of net periodic postretirement benefit costs by $0.1 million for 2013.  Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation and the service and interest cost components of net periodic postretirement benefit costs for 2013 by $1.4 million and $0.1 million, respectively.

The weighted average asset allocation of the Company’s pension fund assets are as follows:

	Pension Plan Assets
Asset category	2012	2011

Equity securities (includes equity mutual funds)	84%	80%
Fixed income securities (includes fixed income mutual funds)	5	5
Cash and equivalents (includes money market funds)	9	8
Alternative investments	2	7

Total	100%	100%

At December 29, 2012, the Company’s target allocation, by asset category, of assets of its defined benefit pension plans was: (i) equity securities, including equity index funds – at least 60 percent; (ii) fixed income securities – not more than 25 percent; and (iii) alternative investments – not more than 20 percent.

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

Mutual funds – Valued at the net asset value of shares held by the plans at December 29, 2012 and December 31, 2011, respectively, based upon quoted market prices.

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

The following table sets forth by level, within the fair value hierarchy, the assets of the plans at fair value as of December 29, 2012, and December 31, 2011, respectively:

	Fair Value Measurements at December 29, 2012
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$13,691	$—	$—	$13,691
Common stock (1)	65,604	—	—	65,604
Mutual funds (2)	21,497	55,695	—	77,192
Limited partnerships	—	—	4,493	4,493

Total	$100,792	$55,695	$4,493	$160,980

	Fair Value Measurements at December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$11,707	$—	$—	$11,707
Common stock (3)	58,498	—	—	58,498
Mutual funds (4)	19,054	47,098	—	66,152
Limited partnerships	—	—	11,145	11,145

Total	$89,259	$47,098	$11,145	$147,502

(1)
Approximately 90 percent of common stock represents investments in U.S. companies primarily in the health care, utilities, financials, consumer staples, industrials, and information technology sectors.  All investments in common stock are listed on U.S. stock exchanges.

(2)
Approximately 32 percent of mutual funds are actively managed funds and approximately 68 percent of mutual funds are index funds.  Additionally, 31 percent of the mutual funds’ assets are invested in U.S. equities, 59 percent in non-U.S. equities, and 10 percent in non-U.S. fixed income securities.

(3)
Approximately 88 percent of common stock represents investments in U.S. companies primarily in the health care, utilities, financials, consumer staples, industrials, information technology, and telecommunications sectors.  All investments in common stock are listed on U.S. stock exchanges.

(4)
Approximately 30 percent of mutual funds are actively managed funds and approximately 70 percent of mutual funds are index funds.  Additionally, 32 percent of the mutual funds’ assets are invested in U.S. equities, 57 percent in non-U.S. equities, and 11 percent in non-U.S. fixed income securities.

The table below reflects the changes in the assets of the plan measured at fair value on a recurring basis using significant unobservable inputs (Level 3 hierarchy as defined by ASC 820) during the year ended December 29, 2012:

(In thousands)	Limited Partnerships

Balance, December 31, 2011	$11,145
Purchases	314
Redemptions	(7,468)
Net appreciation in fair value	502

Balance, December 29, 2012	$4,493

Redemption of the plans’ investments in limited partnerships requires advance written notice.  One of the funds can be redeemed quarterly with 60 days’ notice, and the other fund can be redeemed monthly with 30 days’ notice.  There are no other restrictions on the redemption of the investments.

The assets of the plans do not include investments in securities issued by the Company.  The Company expects to contribute approximately $1.6 million to its pension plans and $1.2 million to its other postretirement benefit plans in 2013.  The Company expects future benefits to be paid from the plans as follows:

(In thousands)	Pension Benefits	Other Benefits

2013	$11,079	$1,187
2014	11,201	1,165
2015	11,352	1,232
2016	11,486	1,175
2017	11,620	1,178
2018-2022	59,548	6,192

Total	$116,286	$12,129

The Company contributes to the IAM National Pension Fund, National Pension Plan (IAM Plan), a multiemployer defined benefit plan.  Participation in the IAM Plan was negotiated under the terms of two collective bargaining agreements in Port Huron, Michigan, the Local 218 IAM and Local 44 UAW that expire on May 1, 2013 and July 20, 2013, respectively.  The Employer Identification Number for this plan is 51-6031295.

The risks of participating in multiemployer plans are different from single-employer plans in the following aspects:  (i) Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the underfunded obligations of the plan may be borne by the remaining participating employers; (iii) if the Company chooses to stop participating in the plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company makes contributions to the IAM Plan trusts that cover certain union employees; contributions by employees are not required nor are they permitted.  Contributions to the IAM Plan were $1.0 million in 2012, $0.9 million in 2011, and $0.7 million in 2010.  The Company’s contributions are less than five percent of total employer contributions made to the IAM Plan indicated in the most recently filed Form 5500.

Under the Pension Protection Act of 2006, the IAM Plan’s actuary must certify the plan’s zone status annually.  Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  If a plan is determined to be in endangered status, red zone or yellow zone, the plan’s trustees must develop a formal plan of corrective action, a Financial Improvement Plan and/or a Rehabilitation Plan.  For 2012 and 2011 the IAM Plan was determined to have green zone status; therefore, no formal plan of corrective action is either pending or has been implemented.

The Company sponsors voluntary employee savings plans that qualify under Section 401(k) of the Internal Revenue Code of 1986.  Compensation expense for the Company’s matching contribution to the 401(k) plans was $2.9 million in 2012, $3.0 million in 2011, and $2.5 million in 2010.  The Company’s match is a cash contribution.  Participants direct the investment of their account balances by allocating among a range of asset classes including mutual funds (equity, fixed income, and balanced funds), and money market funds.  The plans do not allow direct investment in securities issued by the Company.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the Act) was enacted.  The Act mandates a method of providing for postretirement benefits to the United Mine Workers of America (UMWA) current and retired employees, including some retirees who were never employed by the Company.  In October 1993, beneficiaries were assigned to the Company and the Company began its mandated contributions to the UMWA Combined Benefit Fund, a multiemployer trust.  Beginning in 1994, the Company was required to make contributions for assigned beneficiaries under an additional multiemployer trust created by the Act, the UMWA 1992 Benefit Plan.  The ultimate amount of the Company’s liability under the Act will vary due to factors which include, among other things, the validity, interpretation, and regulation of the Act, its joint and several obligation, the number of valid beneficiaries assigned, and the extent to which funding for this obligation will be satisfied by transfers of excess assets from the 1950 UMWA pension plan and transfers from the Abandoned Mine Reclamation Fund.  Contributions to the plan were $315 thousand, $338 thousand, and $478 thousand for the years ended December 29, 2012, December 31, 2011, and December 25, 2010, respectively.

Note 10 – Commitments and Contingencies

Environmental

The Company is subject to environmental standards imposed by federal, state, local, and foreign environmental laws and regulations.  For all properties, the Company has provided and charged to expense $3.1 million in 2012, $0.4 million in 2011, and $5.4 million in 2010 for pending environmental matters.  Environmental costs related to non-operating properties are classified as a component of other income (expense), net and costs related to operating properties are classified as cost of goods sold.  Environmental reserves totaled $24.6 million at December 29, 2012 and $22.9 million at December 31, 2011.  As of December 29, 2012, the Company expects to spend on existing environmental matters $1.9 million in 2013, $0.9 million in 2014, $0.8 million in 2015, $0.9 million in 2016, $0.9 million in 2017, and $9.7 million thereafter.  The timing of a potential payment for a $9.5 million settlement offer has not yet been determined.

Non-operating Properties

Southeast Kansas Sites

By letter dated October 10, 2006, the Kansas Department of Health and Environment (KDHE) advised the Company that environmental contamination has been identified at a former smelter site in southeast Kansas.  KDHE asserts that the Company is a corporate successor to an entity that is alleged to have owned and operated the smelter from 1915 to 1918.  The Company has since been advised of a possible connection between that same entity and two other former smelter sites in Kansas.  KDHE has requested that the Company and other potentially responsible parties (PRPs) negotiate a consent order with KDHE to address contamination at these sites.  The Company believes it is not liable for the contamination but as an alternative to litigation, the Company has entered into settlement negotiations with one of the other PRPs.  The negotiations are ongoing.  In 2008, the Company established a reserve of $9.5 million for this matter.  Due to the ongoing nature of negotiations, the timing of potential payment has not yet been determined.  The Company has agreed to share the costs of a preliminary site assessment at one of the former smelter sites with two other PRPs, signed an agreement, and agreed on a work plan with KDHE by which the PRPs would study the East La Harpe site without conceding liability.  The Company also paid $10 thousand toward KDHE’s past costs and received a release for any further claims for past costs at the site.  Discussions with KDHE and the U.S. Environmental Protection Agency (EPA), and other PRPs about the other two smelter sites continue.

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980’s, of sealing mine portals with concrete plugs in mine adits, which were discharging water.  The sealing program has achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 Order issued by the QCB, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage.  That order extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new permit will include an order requiring continued implementation of BMP through 2015 to address residual discharges of acid rock drainage.  At this site, MRRC spent approximately $1.7 million from 2010 through 2012 and estimates that it will spend between approximately $8.4 million and $12.4 million over the next 20 years.

Lead Refinery Site

 U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of MRRC, has conducted corrective action and interim remedial activities and studies (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act.  Site Activities, which began in December 1996, have been substantially concluded.  Lead Refinery is required to perform monitoring and maintenance activities with respect to Site Activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management (IDEM) effective as of January 22, 2008.  Lead Refinery spent approximately $0.1 million annually in 2012, 2011 and 2010 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are between $2.4 million and $3.6 million over the next 20 years.

On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the EPA added the Lead Refinery site, and properties adjacent to the Lead Refinery site, to the National Priorities List (NPL).  The NPL is a list of priority sites where the EPA has determined that there has been a release or threatened release of hazardous substances that warrant investigation and, if appropriate, remedial action.  The NPL does not assign liability to any party including the owner or operator of a property placed on the NPL.  The placement of a site on the NPL does not necessarily mean that remedial action must be taken.  On July 17, 2009, Lead Refinery received a written notice from the EPA that the agency is of the view that Lead Refinery may be a PRP under CERCLA in connection with the release or threaten of release of hazardous substances including lead into properties located adjacent to the Lead Refinery site.  There are at least two other PRPs.  PRPs under CERCLA include current and former owners and operators of a site, persons who arranged for disposal or treatment of hazardous substances at a site, or persons who accepted hazardous substances for transport to a site.  In November 2012, the EPA adopted a remedy in connection with properties located adjacent to the Lead Refinery site.  The EPA has estimated that the cost to implement the November 2012 remedy will be $28.9 million.

The Company monitors EPA releases and periodically communicates with the EPA to inquire of the status of the investigation and cleanup of the Lead Refinery site.  As of December 29, 2012, the EPA has not conducted an investigation of the Lead Refinery site, proposed remedies for the Lead Refinery site, or informed Lead Refinery that it is a PRP at the Lead Refinery site.  Until the extent of remedial action is determined for the Lead Refinery site, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to placement of the Lead Refinery site and adjacent properties on the NPL.  Lead Refinery lacks the financial resources needed to undertake any investigations or remedial action that may be required by the EPA pursuant to CERCLA.

Operating Properties

Mueller Copper Tube Products, Inc.

In 1999, Mueller Copper Tube Products, Inc. (MCTP), a wholly owned subsidiary, commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant.  MCTP is currently removing trichloroethylene, a cleaning solvent formerly used by MCTP, from the soil and groundwater.  On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation Report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater from the Arkansas Department of Environmental Quality (ADEQ).  The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.  Effective November 17, 2008, MCTP entered into a Settlement Agreement and Administrative Order by Consent to submit a Supplemental Investigation Work Plan (SIWP) and subsequent Final Remediation Work Plan for the site.  By letter dated January 20, 2010, ADEQ approved the SIWP as submitted, with changes acceptable to the Company.  On December 16, 2011, MCTP entered into an amended Administrative Order by Consent to prepare and implement a revised Remediation Work Plan regarding final remediation for the Site.  Costs to implement the work plans, including associated general and administrative costs, are approximately $2.6 million over the next ten years.

Belding, Michigan Lead Matters

In October 2010, the Michigan Department of Environmental Quality (MDEQ) conducted testing of lead levels in soils on properties upwind and downwind of the Belding, Michigan facility of Extruded Metals, Inc. (Extruded), a subsidiary of the Company.  Results of that testing showed exceedances of the Michigan generic residential direct contact cleanup criteria for lead on a number of the downwind properties.  Extruded has investigated the extent of this condition and performed remediation to the extent required by environmental laws and in accordance with a plan approved by the MDEQ in April 2011.  In January 2012, Extruded submitted a final Certification Report to the MDEQ documenting its completion of that remediation.  The Company provided $0.4 million in 2010 for this matter, and is pursuing potential remedies from the previous owner.  The Company does not expect additional material losses associated with these environmental matters.

In November 2010, Extruded received a request for information under Section 114(a) of the Clean Air Act from the EPA.  The focus of the EPA’s information request was the Extruded facility’s compliance with the National Emissions Standards for Hazardous Air Pollutants for Secondary Nonferrous Metals Processing Area Sources, 40 C.F.R. § 63.11462 (Subpart TTTTTT).  Extruded responded to the information request and advised the EPA of its position that it was not subject to regulation under Subpart TTTTTT.  The state requested that Extruded request an applicability determination from the EPA.  On March 11, 2011, Mueller Brass Co. (MBCo), a subsidiary of the Company, submitted a request for an applicability determination to Region V of the EPA.

On or about October 24, 2012, MBCo was notified that based on the process description provided in its letter, EPA agreed that it is not an ingot making facility and, therefore is not subject to Subpart TTTTTT. This determination relieves the Company of future compliance requirements as well as any risk of civil penalties.

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

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico to determine the final antidumping duties owed on U.S. imports during the period November 1, 2007, through October 31, 2008, by certain subsidiaries of the Company.  On April 19, 2010, the DOC published the final results of this review and assigned Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) an antidumping duty rate of 48.3 percent.  The Company has appealed the final determination to the U.S. Court of International Trade (CIT).  On December 16, 2011, the CIT issued a decision to remand the final results back to DOC to reconsider its decision.  The Department issued its remand determination on May 14, 2012.  In that determination, the DOC again assigned Mueller Comercial an antidumping duty rate of 48.3 percent.  On June 13, 2012, Mueller challenged the DOC’s remand determination.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve of approximately $3.8 million for this matter.

On December 23, 2009, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2008, through October 31, 2009, period of review.  The DOC selected Mueller Comercial as a respondent for this period of review.  On June 21, 2011, the DOC published the final results of this review and assigned Mueller Comercial an antidumping duty rate of 19.8 percent.  On August 22, 2011, the Company appealed the final results to the CIT.  On December 21, 2012, the CIT issued a decision upholding the Department’s final results in part.  The ruling is not yet final; however, once a determination is made, it may be appealed by the Company.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve of approximately $1.1 million for this matter.

On December 28, 2010, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2009, through October 31, 2010, period of review.  The DOC selected Mueller Comercial as a respondent for this period of review.  On December 14, 2011, the DOC issued a final determination that Mueller Comercial did not ship subject merchandise to the United States during the relevant period of review.  Therefore, there is zero antidumping duty liability for the Company and its subsidiaries for imports made during the November 1, 2009 through October 31, 2010 period of review.

On December 30, 2011, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2010, through October 31, 2011, period of review.  The DOC selected Mueller Comercial as a respondent for this period of review.  On December 11, 2012, the DOC issued a preliminary determination to rescind the review with regard to Mueller Comercial because the request for review was withdrawn.  By the end of 2013, the DOC should issue its final determination to rescind this review.

United States Department of Commerce and United States International Trade Commission Antidumping Investigations

On September 30, 2009, two subsidiaries of the Company, along with Cerro Flow Products, Inc. and KobeWieland Copper Products LLC (collectively, Petitioners), jointly filed antidumping petitions with the DOC and the U.S. International Trade Commission (ITC) alleging that imports of seamless refined copper pipe and tube from China and Mexico (subject imports) were being sold at less than fair value and were causing material injury (and threatening material injury) to the domestic industry.  On October 1, 2010, the DOC published its final affirmative determinations, finding antidumping rates from 24.89 percent to 27.16 percent for Mexico (as subsequently amended), and from 11.25 percent to 60.85 percent for China.

On November 22, 2010, the DOC published antidumping orders, with the effect that importers were required to post antidumping cash deposits at rates ranging from 24.89 percent to 27.16 percent (for subject imports from Mexico) and from 11.25 percent to 60.85 percent (for subject imports from China) for imports occurring on or after November 22, 2010.

On December 22, 2010, certain Mexican parties requested panel reviews under the North American Free Trade Agreement (NAFTA) in order to appeal the ITC final determination as to Mexico.  Following a period of litigation, on December 8, 2011, the last of the Mexican parties voluntarily terminated its NAFTA panel review request, with the effect that the ITC’s final threat of material injury determination as to Mexico  is final.

On July 7, 2011, the DOC initiated a new shipper review of certain entries from a Mexican processor of copper tube, GD Affiliates S.de R.L. de C.V., based on that company’s request for a company-specific dumping rate.  DOC examined GD Affiliates S. de R.L. de C.V. sales for the period November 22, 2010 through April 30, 2011.  On September 26, 2012, DOC determined that GD Affiliates S. de R.L. de C.V. sold subject merchandise for less than fair value and calculated a weighted average dumping margin of 5.53 percent ad valorem.  DOC instructed U.S. Customs and Border Protection to require the posting of cash deposits on all entries of subject merchandise exported by GD Affiliates S. de R.L. de C.V. entered into the United States on or after September 26, 2012.  On October 24, 2012, GD Affiliates S. de R.L. de C.V. requested a panel review under the NAFTA to appeal DOC’s determination.  Briefing is expected to be completed in mid-2013 and, at this time, the Company is unable to know the final disposition of the Panel review.  In the interim, Customs will require cash deposits for subject merchandise exported by GD Affiliates S. de R.L. de C.V. from Mexico and entered into the United States.

On August 7, 2012, the DOC published its preliminary results of the first administrative review of exports from China from Hong Kong Hailiang Metal Trading Limited, Zhejiang Hailiang Co., Ltd., and Shanghai Hailiang Copper Co., Ltd. (collectively Hailiang) and Golden Dragon Precise Copper Tube Group, Inc. (Golden Dragon) finding a dumping margin for Hailiang of 60.58 percent ad valorem and 0.00 percent for Golden Dragon.  DOC examined sales during the period November 22, 2010 through October 31, 2011.  DOC is scheduled to issue its final results on May 6, 2013.  At this time, the Company is unable to know the final disposition of the administrative review.

On December 10, 2012, the DOC published its preliminary results of the first administrative review of exports from Mexico from GD Affiliates S. de R.L. de C.V. and its affiliate Hong Kong GD Trading Co., Ltd. (collectively, Golden Dragon) and Nacional de Cobre, S.A. de C.V. (Nacobre) finding that neither company sold subject merchandise at dumped prices.  DOC examined sales made by Golden Dragon for the period May 1, 2011 through October 31, 2011 and by Nacobre for the period November 22, 2010 through October 31, 2011.  DOC is scheduled to issue its final results on April 9, 2013.  At this time, the Company is unable to know the final disposition of the administrative review.

On December 31, 2012, the DOC initiated the second administrative review of several Chinese and Mexican copper tube producers and/or exporters to the United States in order to establish company-specific dumping rates based on the period November 1, 2011 through October 31, 2012.  The reviews are expected to be completed sometime in 2014.  At this time, the Company is unable to know the final disposition of these second administrative reviews.

Supplier Litigation

On May 6, 2011, the Company and two of its subsidiaries, Mueller Streamline Co. and B&K Industries, Inc. (B&K)(Plaintiffs), filed a civil lawsuit in federal district court in Los Angeles, California against a former supplier, Xiamen Lota International Co., Ltd (Xiamen Lota), its U.S. sales representative (Lota USA), and certain other persons (Defendants).  The lawsuit alleged, among other things, that the Defendants gave Peter D. Berkman, a former executive of the Company and B&K, an undisclosed interest in Lota USA, and made payments and promises of payments to him, in return for Peter Berkman maintaining the Company as a customer, increasing purchasing levels, and acquiescing to non-competitive and excessive pricing for Xiamen Lota products.  The lawsuit alleged violations of federal statutes 18 U.S.C. Sections 1962(c) and (d) (RICO claims) and California state law unfair competition.  The lawsuit sought compensatory, treble and punitive damages, and other appropriate relief including an award of reasonable attorneys’ fees and costs of suit.  In October 2012, the lawsuit, together with certain related proceedings in Illinois and Tennessee, were settled on mutually agreeable terms and, in connection therewith, the Company received a $5.8 million cash payment.  The amount recorded in the Consolidated Statement of Income is net of legal costs.

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

Extruded Metals Class Action

A purported class action was filed in Michigan Circuit Court by Gaylord L. Miller, and all others similarly situated, against Extruded in March 2012 under nuisance, negligence, and gross negligence theories.  It is brought on behalf of all persons in the City of Belding, Michigan, whose property rights have allegedly been interfered with by fallout and/or dust and/or noxious odors, allegedly attributable to Extruded’s operations.  Plaintiffs allege that they have suffered interference with the use and enjoyment of their properties.  They seek compensatory and exemplary damages and injunctive relief.  The Company intends to vigorously defend this matter.  At this time, the Company is unable to determine the impact, if any, that this matter will have on its financial position, results of operations, or cash flows.  A mediation between the parties was held on November 8, 2012.  The parties did not reach a settlement.  Discovery is proceeding in the matter, and Plaintiff’s motion for class certification will be heard in early April 2013.  The Company plans to have a motion for summary disposition heard on or before that date.  The Company believes that a material loss resulting from this litigation is remote.

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

The letters confirm that IMI and Boliden have commenced legal proceedings against the Mueller entities, and in those proceedings are claiming a contribution for any follow-on damages.  IMI and Boliden have formally served their claims on the Mueller entities.

While the TP Claimants have provided their preliminary calculations of aggregate claimed damages for the copper tubes claim and the copper fittings claim, Mueller does not believe this matter will have a material affect on the Consolidated Financial statements for the contribution claims.

As to the claims arising from the Copper Tubes Decision brought in the CAT, following the CAT’s grant of approval, the case has now been transferred to the High Court. Mueller’s defenses in response to the contribution claims brought by IMI and Boliden are due by March 15, 2013.  There is then to be a case management conference on the first available date after March 25, 2013.

As to the claims arising from the Copper Fittings Decision, these proceedings have been stayed until the next case management conference which is to take place on the first available date after May 31, 2013.

At this time, the Company is unable to estimate the impact, if any, that this matter will have on its financial position, results of operations, or cash flows.

Canadian Dumping and Countervail Investigation

In 2007, the Canada Border Services Agency (CBSA) determined that the Company and certain affiliated companies, as exporters and importers of copper fittings (subject goods) from the U.S. to Canada, had dumped the subject goods during the investigation period.  In 2007, the Canadian International Trade Tribunal concluded that the dumping had caused injury to the Canadian industry.  As a result of these findings, exports of subject goods to Canada made on or after October 20, 2006 have been subject to antidumping measures.  Antidumping duties will be imposed on the Company only to the extent that the Company’s future exports of copper pipe fittings are made at net export prices that are below normal values set by the CBSA.  The measures remain in place for five years at which time Canadian authorities determine whether to maintain the measures for an additional five years or allow them to expire.  Canadian authorities conducted such a sunset review and on February 17, 2012 found that the dumping order should be maintained for another five years.

On February 8, 2013, the CBSA completed a review process to revise the normal values issued to the Company.  Given the small percentage of its products that are sold for export to Canada, the Company does not anticipate any material adverse effect on its financial position, results of operations or cash flows as a result of the antidumping case in Canada.

Leases

The Company leases certain facilities, vehicles, and equipment under operating leases expiring on various dates through 2024.  The lease payments under these agreements aggregate to approximately $7.3 million in 2013, $6.0 million in 2014, $5.0 million in 2015, $4.2 million in 2016, $3.2 million in 2017, and $3.5 million thereafter.  Total lease expense amounted to $8.5 million in 2012, $8.8 million in 2011, and $8.0 million in 2010.

Consulting Agreement

During 2004, the Company entered into a consulting and non-compete agreement (the Consulting Agreement) with Mr. Harvey L. Karp, at that time Chairman of the Board.  The Consulting Agreement provides for post-employment services to be provided by Mr. Karp for a six-year period.  During the first four years of the Consulting Agreement, an annual fee equal to two-thirds of the executive’s Final Base Compensation (as defined in the Consulting Agreement) will be payable.  During the final two years, the annual fee is set at one-third of the executive’s Final Base Compensation.  During the term of the Consulting Agreement, the executive agrees not to engage in Competitive Activity (as defined in the Consulting Agreement) and will be entitled to receive certain other benefits from the Company.

On November 3, 2011, Mr. Karp notified the Company that he would resign as Chairman of the Company and as a member of the Board of Directors of the Company effective as of December 31, 2011.  Following his resignation, on January 1, 2012, the Consulting Agreement commenced.  Based upon the value of the non-compete provisions of the Consulting Agreement, the Company will expense the value of the Consulting Agreement over its term.  The maximum amount payable under the remaining term of the Consulting Agreement is $5.3 million.

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

In September 2011, a portion of the Company’s Wynne, Arkansas, manufacturing operation was damaged by fire.  Certain inventories, production equipment, and building structures were extensively damaged.  The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance subject to customary deductibles.  Any gain resulting from insurance proceeds for property damage in excess of the net book value of the related property will be recognized in income upon settlement of the claim.  In addition, the Company has deferred recognition of direct, identifiable costs associated with this matter.  These costs will also be recognized upon settlement of the insurance claim.  As of December 29, 2012, the Company has received advances totaling $65 million from the insurance company for this claim, of which $55 million was received during 2012.  These advances, net of the book value of damaged inventories, equipment, and buildings and direct cleanup and other out of pocket costs totaled $44.6 million, classified as other current liabilities on the Consolidated Balance Sheet at December 29, 2012.

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

Note 11 – Other Income (Expense), Net

(In thousands)	2012	2011	2010

Interest income	$847	$711	$829
Environmental expense, non-operating properties	(1,128)	(330)	(3,467)
Other	820	1,531	(12)

Other income (expense), net	$539	$1,912	$(2,650)

Note 12 – Stock-Based Compensation

During the years ended December 29, 2012, December 31, 2011, and December 25, 2010, the Company recognized stock-based compensation, as a component of selling, general, and administrative expense, in its Consolidated Statements of Income of $4.0 million, $3.5 million, and $2.9 million, respectively.  The tax benefit from exercise of share-based awards was $2.6 million in 2012, $0.9 million in 2011, and $0.7 million in 2010.

On October 26, 2012, the Company’s Chief Financial Officer (CFO) resigned.  In connection with the resignation, on November 7, 2012, the Company entered into a separation agreement with its former CFO.  Included in the separation agreement, were provisions to allow (i) continued vesting of options to purchase shares of the Company’s common stock and unvested shares of restricted stock previously granted and (ii) continued exercisability of vested options through the later of the original expiration date or October 30, 2015 without  regard to service.  This modification to remove the service condition resulted in recognition of $2.1 million of compensation cost on the modification date.  This is included in severance expense.

The fair value of the restricted stock awards equals the fair value of the Company’s stock on the grant date and is amortized into compensation expense evenly over the vesting period of each award.  At December 29, 2012 and December 31, 2011, 285 thousand and 229 thousand restricted stock awards were outstanding and unvested, respectively.  During 2012, the Company granted 142 thousand restricted stock awards, 68 thousand restricted stock awards vested, and 13 thousand restricted stock awards were forfeited.  The aggregate intrinsic value of outstanding and unvested awards was $14.1 million at December 29, 2012.  Total compensation for restricted stock awards not yet recognized was $8.1 million with an average recognition period of four years.

Under existing plans, the Company may grant options to purchase shares of common stock at prices not less than the fair market value of the stock on the date of grant.  Generally, the options vest annually in equal increments over a five-year period beginning one year from the date of grant.  Any unexercised options expire after not more than ten years.  The fair value of each grant is estimated as a single award and amortized into compensation expense on a straight-line basis over its vesting period.  The weighted average grant-date fair value of options granted during 2012, 2011, and 2010 were $14.89, $12.53, and $7.63, respectively.

The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing model.  The use of this valuation model in the determination of compensation expense involves certain assumptions that are judgmental and/or highly sensitive including the expected life of the option, stock price volatility, risk-free interest rate, and dividend yield.  Additionally, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate, which was estimated at 16.5 percent for 2012 and 17.0 percent for 2011 and 2010, is adjusted periodically based on actual forfeitures.  The weighted average of key assumptions used in determining the fair value of options granted and a discussion of the methodology used to develop each assumption are as follows:

	2012	2011	2010

Expected term	6.5 years	6.3 years	6.3 years
Expected price volatility	0.375	0.358	0.353
Risk-free interest rate	0.7%	1.7%	2.4%
Dividend yield	0.9%	1.1%	1.6%

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

The Company generally issues treasury shares when options are exercised.  A summary of the stock option activity and related information follows:

(Shares in thousands)	Options	Weighted Average Exercise Price

Outstanding at December 26, 2009	1,604	$27.56
Granted	233	24.70
Exercised	(148)	19.26
Expired	(24)	30.78

Outstanding at December 25, 2010	1,665	27.85
Granted	31	37.54
Exercised	(464)	27.91

Outstanding at December 31, 2011	1,232	28.07
Granted	46	43.58
Exercised	(575)	28.29
Canceled	(9)	27.01

Outstanding at December 29, 2012	694	28.93

At December 29, 2012, the aggregate intrinsic value of all outstanding options was $14.4 million with a weighted average remaining contractual term of 5.8 years.  Of the outstanding options, 379 thousand are currently exercisable with an aggregate intrinsic value of $7.3 million, a weighted average exercise price of $30.50, and a weighted average remaining contractual term of 4.7 years.  The total intrinsic value of options exercised was $12.1 million, $6.6 million, and $1.3 million in 2012, 2011, and 2010, respectively.  The total compensation expense not yet recognized related to non-vested awards at December 29, 2012 was $10.0 million with an average expense recognition period of 3.4 years.

Approximately 329 thousand shares were available for future stock incentive awards at December 29, 2012.

Note 13 – Derivative Instruments and Hedging Activities

Cash Flow Hedges

Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  The Company occasionally enters into forward fixed-price arrangements with certain customers; the risk of these arrangements is generally managed with commodity futures contracts.  The Company accounts for these futures contracts in accordance with ASC 815, Derivatives and Hedging (ASC 815).  These futures contracts have been designated as cash flow hedges.  The fair value of open futures contracts are recognized as a component of OCI until the position is closed which corresponds to the period when the related hedged transaction is recognized in earnings.  Should these contracts no longer meet hedge criteria in accordance with ASC 815, either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge would be immediately reclassified from OCI into earnings as a component of other income.  In the next nine months, the Company will reclassify into earnings realized gains or losses of cash flow hedges; at December 29, 2012, the net value included in OCI was approximately a $249 thousand loss.

At December 29, 2012, the Company held open futures contracts to purchase approximately $21.5 million of copper over the next twelve months related to fixed price sales orders.  The fair value of those futures contracts was a $248 thousand loss position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820).

Derivative instruments designated as cash flow hedges under ASC 815 are reflected in the Consolidated Financial Statements as follows:

	December 29, 2012
(In thousands)	Location		Fair value

Commodity contracts	Other current liabilities:	Gain positions	$172
		Loss positions	(420)

	December 31, 2011
(In thousands)	Location		Fair value

Commodity contracts	Other current assets:	Gain positions	$85
		Loss positions	(25)
	Other current liabilities:	Gain positions	339
		Loss positions	(1,078)

The following tables summarize activities related to the Company’s derivative instruments, classified as cash flow hedges in accordance with ASC 815:

	Loss Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Year Ended
(In thousands)	December 29, 2012	December 31, 2011

Commodity contracts	$(214)	$(427)

	Loss (Gain) Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
		For the Year Ended
(In thousands)	Location	December 29, 2012	December 31, 2011

Commodity contracts	Cost of goods sold	$469	$(561)

Inventory Fair Value Hedges

The Company enters into futures contracts in order to protect the value of inventory against market fluctuations.  The Company accounts for these futures contracts in accordance with ASC 815.  These futures contracts have been designated as fair value hedges.  For fair value hedges, the changes in value of the hedging derivative, as well as the changes in value of the related hedged item due to the risk being hedged, are reflected in current earnings.  Hedge ineffectiveness is reflected in current earnings in the period in which it occurs.  At December 29, 2012, the Company held open futures contracts to sell approximately $65.9 million of copper over the next five months related to copper inventory. The fair value of those futures contracts was a $499 thousand gain position and is recorded as an other current asset. The fair value was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820).

The following tables summarize the gains (losses) on the Company’s inventory fair value hedges:

	Gains (Losses) on Fair Value Hedges for the Year Ended December 29, 2012
(In thousands)	Location	Amount

(Loss) on the derivatives in designated and qualifying fair value hedges:
Commodity Contracts	Cost of goods sold	$(301)

Gain on the hedged item in designated and qualifying fair value hedges:
Inventory	Cost of goods sold	$182

	Gains (Losses) on Fair Value Hedges for the Year Ended December 31, 2011
(In thousands)	Location	Amount

Gain on the derivatives in designated and qualifying fair value hedges:
Commodity Contracts	Cost of goods sold	$4,509

(Loss) on the hedged item in designated and qualifying fair value hedges:
Inventory	Cost of goods sold	$(4,344)

Foreign Currency Hedges

During 2012, the Company entered into contracts to purchase heavy machinery and equipment. These contracts are denominated in euros. To protect itself against adverse exchange rate fluctuations, the Company has entered into forward contracts to purchase euros.  At December 29, 2012, the Company held open forward contracts to purchase approximately 8.4 million euros over the next 17 months.   The fair value was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820).

	December 29, 2012
(In thousands)	Location		Fair value

Foreign currency contracts	Other current assets:	Gain positions	$307
Firm commitment	Other current liabilities:	Loss positions	(307)

The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open cash flow and fair value hedge contracts through December 29, 2012 was not material to the Consolidated Statements of Income.

The Company does not offset the fair value of amounts for derivative instruments and the fair value amounts recognized for the right to reclaim cash collateral.  At December 29, 2012, the Company had recorded restricted cash of $1.7 million related to open futures contracts.

Note 14 – Acquisitions

On August 16, 2012, the Company acquired 100 percent of the outstanding stock of Westermeyer Industries, Inc. (Westermeyer) for approximately $11.6 million in cash.  Westermeyer, located in Bluffs, Illinois, designs, manufactures, and distributes high-pressure components and accessories for the air-conditioning and refrigeration markets.  The acquisition of Westermeyer complements the Company’s existing refrigeration business, a component of the OEM segment.  This acquisition was accounted for using the purchase method of accounting, and, as such, the results of operations for Westermeyer have been included in the accompanying Consolidated Financial Statements from the acquisition date.  The fair values of the assets acquired totaled $7.5 million, consisting of receivables of $2.0 million, inventories of $1.9 million, and property, plant, and equipment of $3.6 million.  These assets were partially offset by current liabilities of approximately $1.0 million.  Of the remaining purchase price, $2.3 million was allocated to tax-deductible goodwill and $2.7 million to other intangible assets.

On December 28, 2010, the Company purchased certain assets of Tube Forming, L.P. (TFI).  TFI primarily serves the HVAC market in North America.  The acquired assets include inventories, production equipment as well as factory leaseholds.  TFI had operations in Carrollton, Texas, and Guadalupe, Mexico, where it produced precision copper return bends and crossovers, and custom-made tube components and brazed assemblies, including manifolds and headers.  TFI’s estimated net sales for 2010 were approximately $35.0 million.  The Company paid approximately $6.9 million for the assets subject to certain adjustments, which was funded with existing cash on hand.  The acquisition of TFI extends the Company’s product offering within the OEM segment.

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

During 2012, 2011, and 2010, no one customer exceeded 10 percent of worldwide sales.

Net Sales by Major Product Line:

(In thousands)	2012	2011	2010

Tube and fittings	$986,825	$1,082,150	$898,615
Brass rod and forgings	583,940	662,369	581,660
OEM components, tube & assemblies	335,461	401,623	327,092
Valves and plumbing specialties	231,278	217,985	204,074
Other	52,434	53,670	48,356

	$2,189,938	$2,417,797	$2,059,797

Geographic Information:

(In thousands)	2012	2011	2010

Net sales:
United States	$1,696,589	$1,830,001	$1,567,606
United Kingdom	234,684	272,809	214,643
Other	258,665	314,987	277,548

	$2,189,938	$2,417,797	$2,059,797

(In thousands)	2012	2011	2010

Long-lived assets:
United States	$306,023	$267,060	$289,714
United Kingdom	23,496	23,962	24,088
Other	27,442	29,883	32,880

	$356,961	$320,905	$346,682

Net assets of foreign operations at December 29, 2012 included $92.7 million in the United Kingdom, $48.7 million in Mexico, $57.9 million in Luxembourg, and $28.8 million in China.

Segment Information:

	For the Year Ended December 29, 2012
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$1,238,230	$974,606	$(22,898)	$2,189,938

Cost of goods sold	1,060,755	866,404	(22,696)	1,904,463
Depreciation and amortization	16,513	13,435	1,547	31,495
Selling, general, and administrative expense	75,448	27,680	26,328	129,456
Litigation settlement	—	—	(4,050)	(4,050)
Insurance settlement	(1,500)	—	—	(1,500)
Severance	—	—	3,369	3,369

Operating income	87,014	67,087	(27,396)	126,705

Interest expense				(6,890)
Other expense, net				539

Income before income taxes				$120,354

	For the Year Ended December 31, 2011
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$1,330,435	$1,119,796	$(32,434)	$2,417,797

Cost of goods sold	1,139,932	1,007,654	(31,909)	2,115,677
Depreciation and amortization	20,947	14,634	1,284	36,865
Selling, general, and administrative expense	84,795	24,838	26,320	135,953
Litigation settlement	—	—	(10,500)	(10,500)

Operating income	84,761	72,670	(17,629)	139,802

Interest expense				(11,553)
Other expense, net				1,912

Income before income taxes				$130,161

	For the Year Ended December 25, 2010
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$1,115,614	$958,855	$(14,672)	$2,059,797

Cost of goods sold	951,170	837,649	(14,008)	1,774,811
Depreciation and amortization	24,940	14,300	1,124	40,364
Selling, general, and administrative expense	78,573	26,789	25,849	131,211
Insurance settlements	(22,736)	—	—	(22,736)

Operating income	83,667	80,117	(27,637)	136,147

Interest expense				(11,647)
Other expense, net				(2,650)

Income before income taxes				$121,850

(In thousands)	2012	2011	2010

Expenditures for long-lived assets (including business acquisitions):
Plumbing & Refrigeration	$24,030	$12,686	$13,774
OEM	27,066	12,586	6,684
General corporate	17,290	361	241

	$68,386	$25,633	$20,699

Segment assets:
Plumbing & Refrigeration	$531,429	$532,458	$574,671
OEM	290,058	296,997	296,978
General corporate	282,668	518,149	387,347

	$1,104,155	$1,347,604	$1,258,996

Note 16 – Quarterly Financial Information (Unaudited)

	First		Second	Third	Fourth
(In thousands, except per share data)	Quarter		Quarter	Quarter	Quarter

2012
Net sales	$577,668		$594,099	$514,165	$504,006
Gross profit (1)	84,493		71,248	64,447	65,287
Consolidated net income	32,817	(3)	18,540	15,570	16,746
Net income attributable to Mueller Industries, Inc.	32,599		17,917	15,511	16,368
Basic earnings per share	0.86		0.47	0.41	0.59	(4)
Diluted earnings per share	0.85		0.47	0.41	0.58	(4)
Dividends per share	0.10		0.10	0.10	0.125

2011
Net sales	$687,681		$652,923	$585,809	$491,384
Gross profit (1)	97,807		79,046	61,825	63,442
Consolidated net income	40,542	(2)	22,731	10,741	13,072
Net income attributable to Mueller Industries, Inc.	40,587		22,331	10,475	12,928
Basic earnings per share	1.08		0.59	0.28	0.34
Diluted earnings per share	1.07		0.59	0.27	0.34
Dividends per share	0.10		0.10	0.10	0.10

(1) Gross profit is net sales less cost of goods sold, which excludes depreciation and amortization.

(2) Includes gain from litigation settlement of $6.8 million after tax.

(3) Includes $8.0 million gain from liquidation of LIFO inventory layers and $1.5 million gain from settlement of insurance claims.

(4) Includes the repurchase of 10.4 million shares from Leucadia in September 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Industries, Inc.

We have audited the accompanying consolidated balance sheets of Mueller Industries, Inc. as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mueller Industries, Inc. at December 29, 2012 and December 31, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mueller Industries, Inc.’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Memphis, Tennessee
February 27, 2013

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 29, 2012, December 31, 2011, and December 25, 2010

		Additions
	Balance at	Charged to				Balance
	beginning	costs and	Other			at end
(In thousands)	of year	expenses	additions		Deductions	of year

2012
Allowance for doubtful accounts	$1,564	$867	$109	(1)	$896	$1,644

Environmental reserves	$22,892	$3,056	$—		$1,313	$24,635

Valuation allowance for deferred tax assets	$29,705	$(1,224)	$1,913		$—	$30,394

2011
Allowance for doubtful accounts	$5,447	$(229)	$(2)	(1)	$3,652	$1,564

Environmental reserves	$23,902	$392	$—		$1,402	$22,892

Valuation allowance for deferred tax assets	$28,714	$(443)	$1,434	(2)	$—	$29,705

2010
Allowance for doubtful accounts	$5,947	$4,763	$111	(1)	$5,374	$5,447

Environmental reserves	$23,268	$5,378	$(6)		$4,738	$23,902

Valuation allowance for deferred tax assets	$33,812	$(5,496)	$398		$—	$28,714

(1) Other consists primarily of bad debt recoveries as well as the effect of fluctuating foreign currency exchange rates in all years presented.

(2) Other includes the additions to valuation allowances in which previously unrecorded gross deferred tax assets and valuation allowances were recognized.

EXHIBIT INDEX

Exhibits	Description

10.19	Summary description of the Registrant’s 2013 incentive plan for certain key employees.

10.20
Amended Credit Agreement dated March 7, 2011, among the Registrant (as Borrower) and Bank of America, N.A. (as agent), and certain lenders named therein following adoption of Amendment No. 2 dated December 11, 2012.

10.22	Amendment No. 2 to Credit Agreement among the Registrant (as borrower), Bank of America, N.A. (as agent), and certain lenders named therein dated December 11, 2012.

21.0	Subsidiaries of the Registrant.

23.0	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.SCH	XBRL Taxonomy Extension Schema