Form 10-Q
period 2013-03-30
MUELLER INDUSTRIES INC
filed 2013-04-26
CIK 89439

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock outstanding as of April 23, 2013, was 28,116,203.

Index

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 30, 2013

__________________________

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

__________________________

Index

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
(In thousands, except per share data)	March 30, 2013	March 31, 2012

Net sales	$559,690	$577,668

Cost of goods sold	482,850	493,175
Depreciation and amortization	8,154	7,529
Selling, general, and administrative expense	31,343	31,602
Insurance settlement	—	(1,500)

Operating income	37,343	46,862

Interest expense	(596)	(2,637)
Other income, net	3,163	254

Income before income taxes	39,910	44,479

Income tax expense	(13,476)	(11,662)

Consolidated net income	26,434	32,817

Net income attributable to noncontrolling interest	(232)	(218)

Net income attributable to Mueller Industries, Inc.	$26,202	$32,599

Weighted average shares for basic earnings per share	27,822	38,014
Effect of dilutive stock-based awards	374	444

Adjusted weighted average shares for diluted earnings per share	28,196	38,458

Basic earnings per share	$0.94	$0.86

Diluted earnings per share	$0.93	$0.85

Dividends per share	$0.125	$0.10

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended
(In thousands)	March 30, 2013	March 31, 2012

Consolidated net income	$26,434	$32,817

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(5,324)	6,744
Net change with respect to derivative instruments and hedging activities, net of tax of $980 in 2013 and $(581) in 2012	(1,724)	967
Net actuarial loss on pension and postretirement obligations, net of tax of $(652) in 2013 and $(166) in 2012	1,539	221
Other, net	41	39

Total other comprehensive (loss) income	(5,468)	7,971

Comprehensive income	20,966	40,788
Less comprehensive income attributable to noncontrolling interest	(199)	(579)

Comprehensive income attributable to Mueller Industries, Inc.	$20,767	$40,209

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	March 30, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$183,866	$198,934
Accounts receivable, less allowance for doubtful accounts of $1,432 in 2013 and $1,644 in 2012	311,601	271,093
Inventories	228,211	229,434
Current deferred income taxes	27,989	26,438
Other current assets	33,490	21,295

Total current assets	785,157	747,194

Property, plant, and equipment, net	233,959	233,263
Goodwill	104,579	104,579
Other assets	19,218	19,119

Total assets	$1,142,913	$1,104,155

Liabilities
Current liabilities:
Current portion of debt	$53,575	$27,570
Accounts payable	82,140	87,574
Accrued wages and other employee costs	25,781	34,378
Other current liabilities	120,004	109,174

Total current liabilities	281,500	258,696

Long-term debt, less current portion	207,050	207,300
Pension liabilities	33,474	35,187
Postretirement benefits other than pensions	19,819	19,832
Environmental reserves	22,438	22,597
Deferred income taxes	21,228	20,910
Other noncurrent liabilities	945	1,667

Total liabilities	586,454	566,189

Equity
Mueller Industries, Inc. stockholders’ equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 40,091,502; outstanding 28,114,779 in 2013 and 28,099,635 in 2012	401	401
Additional paid-in capital	268,491	267,826
Retained earnings	772,465	749,777
Accumulated other comprehensive loss	(48,057)	(42,623)
Treasury common stock, at cost	(468,098)	(468,473)

Total Mueller Industries, Inc. stockholders’ equity	525,202	506,908
Noncontrolling interest	31,257	31,058

Total equity	556,459	537,966

Commitments and contingencies	—	—

Total liabilities and equity	$1,142,913	$1,104,155

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
(In thousands)	March 30, 2013	March 31, 2012

Cash flows from operating activities
Consolidated net income	$26,434	$32,817
Reconciliation of consolidated net income to net cash used in operating activities:
Depreciation and amortization	8,250	7,621
Stock-based compensation expense	946	898
Insurance settlement	—	(1,500)
Insurance proceeds – noncapital related	—	9,000
(Gain) loss on disposal of properties	(3,003)	26
Deferred income taxes	(1,313)	(2,470)
Income tax benefit from exercise of stock options	(30)	(21)
Changes in assets and liabilities:
Receivables	(42,680)	(66,992)
Inventories	212	(13,744)
Other assets	2,585	(1,294)
Current liabilities	(5,365)	24,688
Other liabilities	(753)	151
Other, net	(198)	38

Net cash used in operating activities	(14,915)	(10,782)

Cash flows from investing activities
Capital expenditures	(9,835)	(9,340)
Insurance proceeds for property and equipment	—	32,500
Net (deposits into) withdrawals from restricted cash balances	(14,800)	2,166
Proceeds from the sales of properties	3,002	87

Net cash (used in) provided by investing activities	(21,633)	25,413

Cash flows from financing activities
Repayments of long-term debt	(250)	(250)
Dividends paid to stockholders of Mueller Industries, Inc.	(3,479)	(3,802)
Debt issuance cost	(50)	—
Issuance of debt by joint venture, net	26,060	899
Net cash received to settle stock-based awards	65	73
Income tax benefit from exercise of stock options	30	21

Net cash provided by (used in) financing activities	22,376	(3,059)

Effect of exchange rate changes on cash	(896)	1,151

(Decrease) increase in cash and cash equivalents	(15,068)	12,723
Cash and cash equivalents at the beginning of the period	198,934	514,162

Cash and cash equivalents at the end of the period	$183,866	$526,885

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

Extruded Metals Class Action

A purported class action was filed in Michigan Circuit Court by Gaylord L. Miller, and all others similarly situated, against Extruded Metals, Inc. (Extruded) in March 2012 under nuisance, negligence, and gross negligence theories.  It is brought on behalf of all persons in the City of Belding, Michigan, whose property rights have allegedly been interfered with by fallout and/or dust and/or noxious odors, allegedly attributable to Extruded’s operations.  Plaintiffs allege that they have suffered interference with the use and enjoyment of their properties.  They seek compensatory and exemplary damages and injunctive relief.  The court has not yet been asked to certify a class.  The Company has reached a settlement in principle that, if approved by the court, will result in the dismissal of the action.  The Company and Plaintiffs are preparing documents that will embody the settlement.  It is expected that Plaintiffs will file a motion for court approval of the settlement in the near future.  Should the settlement not be consummated or approved, the Company will complete its discovery, oppose Plaintiffs’ expected class certification motion, and seek dismissal of Plaintiffs’ claims.  Until the settlement is consummated and approved, or until the court rules on key motions (should the settlement not be consummated or approved), the Company is unable to determine the impact, if any, that this matter will have on its financial position, results of operations, or cash flows.

U.K. Actions Relating to the European Commission’s 2004 Copper Tube Decision and 2006 Copper Fittings Decision

Mueller Industries, Inc., WTC Holding Company, Inc., DENO Holding Company, Inc., Mueller Europe, Limited, and DENO Acquisition EURL (the Mueller entities) have received letters from counsel for IMI plc and IMI Kynoch Limited (IMI) and from counsel for Boliden AB (Boliden) concerning contribution proceedings by IMI and Boliden against the Mueller entities regarding copper tube.  In the Competition Appeal Tribunal (the CAT) in the United Kingdom, IMI and Boliden have been served with claims by 21 claimants, all companies within the Travis Perkins Group (TP and the TP Claimants).  The TP Claimants are seeking follow-on damages arising out conduct described in the European Commission’s September 3, 2004, decision regarding copper tube.  The claims purport to arise from the findings of the European Commission as set forth in that decision.

Index

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

While the TP Claimants have provided their preliminary calculations of aggregate claimed damages for the copper tube claim and the copper fittings claim, Mueller does not believe this matter will have a material affect on the Consolidated Financial Statements for the contribution claims.

As to the claims arising from the Copper Tube Decision brought in the CAT, following the CAT’s grant of approval, the case has now been transferred to the High Court. Mueller’s defenses in response to the contribution claims brought by IMI and Boliden were served on March 15, 2013.  A case management conference is to be held on the first available date after March 25, 2013.

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

 United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico to determine the final antidumping duties owed on U.S. imports during the period November 1, 2007 through October 31, 2008, by certain subsidiaries of the Company.  On April 19, 2010, the DOC published the final results of this review and assigned Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) an antidumping duty rate of 48.3 percent.  The Company appealed the final determination to the U.S. Court of International Trade (CIT).  The Company and the United States have reached an agreement to settle the appeal.  As a result, the DOC published on March 22, 2013 the amended final results of the review and assigned Mueller Comercial an antidumping duty rate of 40.5 percent.  U.S. Customs and Border Protection will now assess final antidumping duties on subject imports during the period of review.  The Company has established a reserve of approximately $3.8 million for these duties.

On December 23, 2009, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2008  through October 31, 2009 period of review.  The DOC selected Mueller Comercial as a respondent in the review.  On June 21, 2011, the DOC published the final results of the review and assigned Mueller Comercial an antidumping duty rate of 19.8 percent.  On August 22, 2011, the Company appealed the final results to the CIT.  On December 21, 2012, the CIT issued a decision upholding the Department’s final results in part.  The ruling is not yet final.  Once a final ruling is issued, it may be appealed by the Company.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve of approximately $1.1 million for this matter.

On December 28, 2010, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-allow steel pipe and tube from Mexico for the November 1, 2009 through October 31, 2010 period of review.  The DOC selected Mueller Comercial as a respondent for this period of review.  On December 14, 2011, the DOC issued a final determination that Mueller Comercial did not ship subject merchandise to the United States during the relevant period of review.  Therefore, there is zero antidumping duty liability for the Company and its subsidiaries for imports made during the November 1, 2009 through October 31, 2010 period of review.

Index

On December 30, 2011, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2010, through October 31, 2011 period of review.  The DOC selected Mueller Comercial as a respondent for this period of review.  On December 11, 2012, the DOC issued a preliminary determination to rescind the review with regard to Mueller Comercial.  Following the preliminary determination, Mueller Comercial certified to the DOC that it did not have any shipments of the subject merchandise during the period of review.  By June 10, 2013, the DOC should issue its final determination confirming Mueller Comercial’s claim of no shipments.

On December 31, 2012, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2011, through October 31, 2012, period of review.  The DOC selected Mueller Comercial as a respondent for this period of review.  On April 3, 2013, Mueller Comercial certified that it had no shipments of the subject merchandise to the United States during the period of review.  By the end of 2013, the DOC should issue its final determination finding that Mueller Comercial did not have any shipments of the subject merchandise.

Lead Refinery Site

U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of Mining Remedial Recovery Company (MRRC), has conducted corrective action and interim remedial activities and studies (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act.  Site Activities, which began in December 1996, have been substantially concluded.  Lead Refinery is required to perform monitoring and maintenance activities with respect to Site Activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management (IDEM) effective as of March 2, 2013.  Lead Refinery spent approximately $0.1 million annually in 2012, 2011 and 2010 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are between $2.4 million and $3.6 million over the next 20 years.

On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Environmental Protection Agency (EPA) added the Lead Refinery site, and properties surrounding the Lead Refinery site, to the National Priorities List (NPL).  The NPL is a list of priority sites where the EPA has determined that there has been a release or threatened release of hazardous substances that warrant investigation and, if appropriate, remedial action.  The NPL does not assign liability to any party including the owner or operator of a property placed on the NPL.  The placement of a site on the NPL does not necessarily mean that remedial action must be taken.  On July 17, 2009, Lead Refinery received a written notice from the EPA that the agency is of the view that Lead Refinery may be a PRP under CERCLA in connection with the release or threat of release of hazardous substances including lead into properties surrounding the Lead Refinery site.  The EPA has identified two other PRPs in connection with the release or threat of release of hazardous substances into properties surrounding the Lead Refinery site. PRPs under CERCLA include current and former owners and operators of a site, persons who arranged for disposal or treatment of hazardous substances at a site, or persons who accepted hazardous substances for transport to a site.  In November 2012, the EPA adopted a remedy in connection with properties surrounding the Lead Refinery site.  The EPA has estimated that the cost to implement the November 2012 remedy will be $29.9 million.

The Company monitors EPA releases and periodically communicates with the EPA to inquire of the status of the investigation and cleanup of the Lead Refinery site.  As of March 30, 2013, the EPA has not conducted an investigation of the Lead Refinery site, proposed remedies for the Lead Refinery site, or informed Lead Refinery that it is a PRP at the Lead Refinery site.  Until the extent of remedial action is determined for the Lead Refinery site, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to placement of the Lead Refinery site and adjacent properties on the NPL.  Lead Refinery lacks the financial resources needed to undertake any investigations or remedial action that may be required by the EPA pursuant to CERCLA.

Other

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the Company’s guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving  credit facility.  The maximum payments that the Company could be required to make under its guarantees at March 30, 2013 were $10.9 million.

Index

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

Wynne, Arkansas, Copper Tube Facility

In September 2011, a portion of the Company’s Wynne, Arkansas, manufacturing operation was damaged by fire.  Certain inventories, production equipment, and building structures were extensively damaged.  The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance subject to customary deductibles.  Any gain resulting from insurance proceeds for property damage in excess of the net book value of the related property will be recognized in income upon settlement of the claim.  In addition, the Company has deferred recognition of direct, identifiable costs associated with this matter.  These costs will also be recognized upon settlement of the insurance claim.  As of March 30, 2013, the Company has received advances totaling $65.0 million from the insurance company for this claim.  These advances, net of the book value of damaged inventories, equipment, and buildings and direct cleanup and other out of pocket costs totaled $44.3 million, classified as other current liabilities on the Condensed Consolidated Balance Sheet at March 30, 2013.

Note 4 – Inventories
(In thousands)	March 30, 2013	December 29, 2012

Raw materials and supplies	$28,957	$46,114
Work-in-process	39,184	40,951
Finished goods	167,334	148,014
Valuation reserves	(7,264)	(5,645)

Inventories	$228,211	$229,434

The Company has partially liquidated inventories valued using the last-in, first-out (LIFO) method during the first quarter of 2013.  The Company expects to replenish these inventories by the end of 2013 and, as such, has not recognized the effects of liquidating LIFO layers.  In the event these inventories are not replenished, due to lack of availability or operational reasons, the Company would recognize a reduction to cost of goods sold of approximately $19.8 million from the liquidation of LIFO layers based on quarter-end quantities.

Additionally, as of March 30, 2013, the Company has recorded a pre-tax provision of approximately $1.4 million, or 3 cents per diluted share after tax, to write-down certain inventories valued using the first-in, first-out and average cost methods to lower-of-cost-or-market.

During 2011, inventory quantities valued using the LIFO method declined which resulted in liquidation of LIFO inventory layers.  This liquidation resulted from intercompany sales; therefore, the gain from the LIFO liquidation of approximately $8.0 million was deferred.  During the first quarter of 2012, the Company sold this inventory to third parties and recognized the gain.  This recognition resulted in a reduction of approximately $8.0 million to cost of sales, or $0.13 per diluted share benefit after tax.

Note 5 – Other Current Liabilities

Included in other current liabilities were deferred costs related to the fire at the Wynne, Arkansas facility of $44.3 million at March 30, 2013 and $44.6 million at December 29, 2012, accrued discounts and allowances of $36.4 million at March 30, 2013 and $41.7 million at December 29, 2012, and taxes payable of $17.2 million at March 30, 2013 and $6.2 million at December 29, 2012.

Index

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

SPD manufactures copper tube and fittings, plastic fittings, plastic pipe, and line sets.  These products are manufactured in the U.S.  Outside the U.S., the Company’s European Operations manufacture copper tube, which is sold in Europe and the Middle East.  SPD also imports and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The European Operations also includes an import distribution of fittings, valves, and plumbing specialties primarily in the U.K. and Ireland.  The Plumbing & Refrigeration segment’s products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, and building product retailers.

IPD manufactures brass rod, impact extrusions, and forgings which are used in a wide variety of end products including plumbing brass, automotive components, valves, and fittings. EPD manufactures and fabricates valves and assemblies primarily for the refrigeration, air-conditioning, and gas appliance markets and specialty copper, copper-alloy, and aluminum tubing.  Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications.  These products are sold primarily to original equipment manufacturers.

Summarized segment information is as follows:

	For the Quarter Ended March 30, 2013
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$311,814	$253,787	$(5,911)	$559,690

Cost of goods sold	264,814	223,880	(5,844)	482,850
Depreciation and amortization	4,247	3,362	545	8,154
Selling, general, and administrative expense	20,128	6,222	4,993	31,343

Operating income	22,625	20,323	(5,605)	37,343

Interest expense				(596)
Other income, net				3,163

Income before income taxes				$39,910

Index

	For the Quarter Ended March 31, 2012
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$315,354	$270,976	$(8,662)	$577,668

Cost of goods sold	265,471	236,200	(8,496)	493,175
Depreciation and amortization	4,145	3,059	325	7,529
Selling, general, and administrative expense	18,980	6,992	5,630	31,602
Insurance settlement	(1,500)	—	—	(1,500)

Operating income	28,258	24,725	(6,121)	46,862

Interest expense				(2,637)
Other income, net				254

Income before income taxes				$44,479

Note 7 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost are as follows:

	For the Quarter Ended
(In thousands)	March 30, 2013	March 31, 2012

Pension benefits:
Service cost	$375	$360
Interest cost	2,030	2,219
Expected return on plan assets	(2,798)	(2,713)
Amortization of net loss	992	943

Net periodic benefit cost	$599	$809

Other benefits:
Service cost	$68	$75
Interest cost	280	309
Amortization of prior service cost	2	—
Amortization of net (gain) loss	(26)	3

Net periodic benefit cost	$324	$387

Note 8 – Income Taxes

The Company’s effective tax rate for the first quarter of 2013 was 34 percent compared with 26 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first quarter of 2013 were: (i) the U.S. production activities deduction of $1.2 million; (ii) decreases in valuation allowances of $0.5 million; and (iii) the effect of foreign tax rates lower than statutory tax rates and other foreign adjustments of $0.3 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.1 million.

For the first quarter of 2012, the difference between the effective tax rate and the U.S. federal statutory tax rate relates primarily to: (i) the U.S. production activities deduction of $1.2 million; (ii) decreases in tax contingencies of $0.9 million; (iii) decreases in valuation allowances of $0.8 million; and (iv) the effect of foreign tax rates lower than statutory tax rates and other foreign adjustments of $2.6 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.3 million.

Index

Due to ongoing federal and state income tax audits and potential lapses of the statutes of limitations in various taxing jurisdictions, it is reasonably possible that unrecognized tax benefits may decrease in the next twelve months by up to $0.7 million, all of which could impact the effective tax rate, if recognized.  Total unrecognized tax benefits including derecognized deferred tax assets at the end of the first quarter were $3.5 million, including $0.2 million of accrued interest.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions.  The statute of limitations is open for the Company’s federal tax return and most state income tax returns for 2009 and all subsequent years.  The Internal Revenue Service has audited the Company’s 2009 and 2010 consolidated U.S. federal income tax returns, the results of which were immaterial to the consolidated financial statements.  The statutes of limitations for certain state and foreign returns are open for earlier tax years due to ongoing audits and differing statute periods.  While the Company believes that it is adequately reserved for possible future audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

Note 9 – Derivative Instruments and Hedging Activities

Cash Flow Hedges

Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  The Company occasionally enters into forward fixed-price arrangements with certain customers; the risk of these arrangements is generally managed with commodity futures contracts.  The Company accounts for these futures contracts in accordance with ASC 815, Derivatives and Hedging (ASC 815).  These futures contracts have been designated as cash flow hedges.  The fair value of open futures contracts is recognized as a component of accumulated other comprehensive income until the position which corresponds to the period when the related hedged transaction is recognized in earnings.  Should these contracts no longer meet hedge criteria in accordance with ASC 815, either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge would be immediately reclassified from accumulated other comprehensive income into earnings.  In the next twelve months, the Company will reclassify into earnings realized gains or losses of cash flow hedges; at March 30, 2013, the net value included in other comprehensive income (OCI) was approximately a $1.4 million loss.

At March 30, 2013, the Company held open futures contracts to purchase approximately $28.4 million of copper over the next nine months related to fixed price sales orders.  The fair value of those futures contracts was a $1.4 million loss position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820)).

Derivative instruments designated as cash flow hedges under ASC 815 are reflected in the Condensed Consolidated Financial Statements as follows:

	March 30, 2013
(In thousands)	Location		Fair value

Commodity contracts	Other current liabilities:	Loss positions	$(1,371)

	December 29, 2012
(In thousands)	Location		Fair value

Commodity contracts	Other current liabilities:	Gain positions	$172
		Loss positions	(420)

Index

The following tables summarize activities related to the Company’s commodity contract derivative instruments classified as cash flow hedges:

	(Loss) Gain Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Quarter Ended
(In thousands)	March 30, 2013	March 31, 2012

Commodity contracts	$(657)	$1,287

	(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
	For the Quarter Ended
(In thousands)	March 30, 2013	March 31, 2012

Commodity contracts:
Cost of goods sold	$(78)	$(374)

Fair Value Hedges

The Company enters into futures contracts to protect the value of inventory against market fluctuations.  The Company accounts for these futures contracts in accordance with ASC 815.  These futures contracts have been designated as fair value hedges.  For fair value hedges, the changes in value of the hedging derivative, as well as the changes in value of the related hedged item due to the risk being hedged, are reflected in current earnings.  Hedge ineffectiveness is reflected in current earnings in the period in which it occurs.  At March 30, 2013, the Company held open futures contracts to sell approximately $49.5 million of copper over the next six months related to copper inventory. The fair value of those futures contracts was a $3.7 million gain position and is recorded as an other current asset. The fair value was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820).

The following tables summarize the gains (losses) on the Company’s inventory fair value hedges:

	Gains (Losses) on Fair Value Hedges for the Quarter Ended March 30, 2013
(In thousands)	Location	Amount

Gain on the derivatives designated and qualifying fair value hedges:
Commodity Contracts	Cost of goods sold	$3,333

(Loss) on the hedged item designated and qualifying fair value hedges:
Inventory	Cost of goods sold	$(2,885)

Foreign Currency Hedges

During 2012, the Company entered into contracts to purchase heavy machinery and equipment. These contracts are denominated in euros. To protect itself against adverse exchange rate fluctuations, the Company has entered into forward contracts to purchase euros.  At March 30, 2013, the Company held open forward contracts to purchase approximately 6.5 million euros over the next 14 months.  The fair value was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820).

Index

	March 30, 2013
(In thousands)	Location		Fair value

Firm commitment	Other current assets:	Gain positions	$53
Foreign currency contracts	Other current liabilities:	Loss positions	(53)
	December 29, 2012
(In thousands)	Location		Fair value

Foreign currency contracts	Other current assets:	Gain positions	$307
Firm commitment	Other current liabilities:	Loss positions	(307)

Interest Rate Swap

On February 20, 2013, the Company entered into a two-year forward-starting interest rate swap agreement with an effective date of January 12, 2015, and an underlying notional amount of $200.0 million, pursuant to which the Company receives variable interest payments based on one-month LIBOR and pays fixed interest at a rate of 1.4 percent.  Based on the Company’s current variable premium pricing on its Term Loan Facility, the all-in fixed rate on the effective date is 2.7 percent.  The interest rate swap will mature on December 11, 2017, and is structured to fix the interest rate risk associated with the Company’s floating-rate, LIBOR-based Term Loan Facility Agreement.  The swap was designated and accounted for as a cash flow hedge from inception.

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at the current market interest rate using observable benchmarks for LIBOR forward rates at the end of the period (Level 2 hierarchy as defined by ASC 820).  The effective portion of the mark-to-market gain or loss is reported as a component of accumulated OCI and subsequently reclassified into earnings when the hedged transactions occur and affect earnings.  Interest payable and receivable under the swap agreement will be accrued and recorded as an adjustment to interest expense.

The following tables summarize activities related to the interest rate swap agreement derivative instruments classified as a cash flow hedge:

	(Loss) Gain Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Quarter Ended
(In thousands)	March 30, 2013	March 31, 2012

Interest rate swap	$(999)	$—

The Company enters into futures contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts through March 30, 2013 was not material to the Condensed Consolidated Statements of Income.

The Company does not offset fair value of amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.

Note 10 – Accumulated Other Comprehensive Income

During the first quarter of 2013, the Company adopted ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated OCI by component. In addition, an entity is required to present significant amounts reclassified out of accumulated OCI by the respective line items of net income.

Index

Changes in accumulated OCI by component, net of taxes and noncontrolling interest, were as follows:

	For the Quarter Ended March 30, 2013
(In thousands)	Cumulative translation adjustment	Unrealized (losses)/gains on derivatives	Minimum pension/OPEB liability adjustment	Unrealized gains on equity investments	Total

Beginning balance	$(3,033)	$(166)	$(39,527)	$103	$(42,623)

Other comprehensive income before reclassifications	(5,290)	(1,650)	890	41	(6,009)
Amounts reclassified from accumulated OCI	—	(74)	649	—	575

Net current-period other comprehensive income	(5,290)	(1,724)	1,539	41	(5,434)

Ending balance	$(8,323)	$(1,890)	$(37,988)	$144	$(48,057)

Reclassification adjustments out of accumulated OCI were as follows:

For the Quarter Ended March 30, 2013
(In thousands)	Amount reclassified from Accumulated OCI	Affected line item

Unrealized gains on derivatives:
Closed positions, commodity contracts	$(90)	Cost of goods sold
	16	Income tax expense
	(74)	Net of tax
	—	Noncontrolling interest

	$(74)	Net of tax and noncontrolling interest

Amortization of employee benefit items:
Amortization of net loss	$968	Selling, general, and administrative expense
	(319)	Income tax expense
	649	Net of tax
	—	Noncontrolling interest

	$649	Net of tax and noncontrolling interest

Note 11 – Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) issued amendments to ASU 2011-11, Balance Sheet (Topic 210); Disclosures about Offsetting Assets and Liabilities.  The amendments in this update are designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (a) offset in accordance with certain right to set-off conditions prescribed by current accounting guidance or (b) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current accounting guidance. The amendments to ASU 2011-11 will be effective for the first interim or annual period beginning on or after January 1, 2013. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial position, results of operations, or cash flows.

Index

In March 2013, the FASB issued ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, an amendment to FASB Accounting Standards ASC Topic 830, Foreign Currency Matters. The update clarifies that complete or substantially complete liquidation of a foreign entity is required to release the cumulative translation adjustment (CTA) for transactions occurring within a foreign entity. However, transactions impacting investments in a foreign entity may result in a full or partial release of CTA even though complete or substantially complete liquidation of the foreign entity has not occurred. Furthermore, for transactions involving step acquisitions, the CTA associated with the previous equity-method investment will be fully released when control is obtained and consolidation occurs. This ASU is effective for fiscal years beginning after December 15, 2013. The Company will apply the guidance prospectively to derecognition events occurring after the effective date.  The adoption of ASU 2013-05 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

The Company’s businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the Original Equipment Manufacturers (OEM) segment.  For disclosure purposes, as permitted under ASC 280, Segment Reporting, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of Standard Products (SPD), European Operations, and Mexican Operations.  The OEM segment is composed of Industrial Products (IPD), Engineered Products Division (EPD), and Mueller-Xingrong.  Certain administrative expenses and expenses related primarily to retiree benefits at inactive operations are combined into the Corporate and Eliminations classification.  These reportable segments are described in more detail below.

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

The majority of the Company’s manufacturing facilities operated below capacity during 2012 and the first quarter of 2013 due to reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  The U.S. housing and residential construction market has not fully recovered from the economic downturn during 2008 and 2009.  The recent years from 2009 through 2011 had the lowest recorded housing starts since recordkeeping began in 1959.  From 1959 through 2007, annual housing starts averaged over 1.5 million units.  Commercial construction has also declined significantly in recent years, and, in fact, many categories remain at levels lower than a decade ago.  These conditions have significantly affected the demand for virtually all of the Company’s core products in recent years.

Index

Residential construction activity improved in 2012 and the improvement continues into 2013, but is still at levels below historical averages. Recovery in the near-term is expected, but may be tempered by continuing high rates of unemployment and tighter lending standards.  Per the U.S. Census Bureau, actual housing starts in the U.S. were 211 thousand for the first quarter of 2013, up from 155 thousand for the first quarter of 2012.  The March 2013 seasonally adjusted annual rate of new housing starts was 1.0 million compared with the March 2012 rate of 706 thousand.  Mortgage rates have remained at low levels during 2013 and 2012, as the average 30-year fixed mortgage rate was 3.50 percent for the first three months of 2013 and 3.66 percent for the twelve months ended December 2012.

The private non-residential construction sector, which includes offices, industrial and retail projects, began showing modest improvement in 2012 after declines of two percent in 2011, 25 percent in 2010 and 16 percent in 2009.  According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $309.6 billion in February 2013 compared to actual private non-residential value of construction put in place of $327.5 billion for 2012.  The Company expects that most of these conditions will gradually improve, but at an irregular pace.

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

Results of Operations

During the first quarter of 2013, the Company’s net sales were $559.7 million, which compares with net sales of $577.7 million over the same period of 2012.  The decrease was primarily attributable to lower unit sales volume in the OEM segment and the decrease in base metal prices, primarily copper.  Of the $18.0 million decrease in net sales, approximately $12.1 million was attributable to lower unit volume, while $8.8 million was attributable to lower net selling prices in the Company’s core product lines.  Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The Comex average copper price in the first quarter of 2013 was approximately $3.60 per pound, or 4.8 percent less than the first quarter of 2012 average of $3.78 per pound.

Cost of goods sold was $482.9 million in the first quarter of 2013 compared with $493.2 million in the same period of 2012.  Consistent with the factors noted above regarding net sales, the year-over-year decrease was due primarily to decreased sales volume in core product lines and the decrease in the price of copper, the Company’s principal raw material.  In addition, in 2012 the Company recognized a gain from LIFO liquidation that resulted in a reduction of approximately $8.0 million to cost of sales, or $0.13 per diluted share benefit after tax.

Depreciation and amortization increased from $7.5 million in the first quarter of 2012 to $8.2 million in the first quarter of 2013.  This is due to an increase in capital spending during 2012.  During the first quarter of 2012, the Company settled the business interruption portion of its claim related to the July 2009 explosion at the copper tube facility in Fulton, Mississippi and recognized a $1.5 million gain.

Interest expense decreased to $0.6 million in the first quarter of 2013 from $2.6 million for the same period in 2012.  This decrease was primarily due to lower interest rates on outstanding debt at the end of each quarter.   In addition, during the first quarter of 2013 the Company capitalized interest expense related to certain capital projects.

Index

Other income, net was $3.2 million in the first quarter of 2013 compared with income of $0.3 million for the same period in 2012.  This increase was primarily related to a $3.0 million gain on the sale of non-operating property during 2013.

The Company’s effective tax rate for the first quarter of 2013 was 34 percent compared with 26 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first quarter of 2013 were: (i) the U.S. production activities deduction of $1.2 million; (ii) decreases in valuation allowances of $0.5 million; and (iii) the effect of foreign tax rates lower than statutory tax rates and other foreign adjustments of $0.3 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.1 million.

For the first quarter of 2012, the difference between the effective tax rate and the U.S. federal statutory tax rate relates primarily to: (i) the U.S. production activities deduction of $1.2 million; (ii) decreases in tax contingencies of $0.9 million; (iii) decreases in valuation allowances of $0.8 million; and (iv) the effect of foreign tax rates lower than statutory tax rates and other foreign adjustments of $2.6 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.3 million.

The Company’s earnings per share were favorably affected by the repurchase of 10.4 million shares from Leucadia National Corporation in September of 2012.  By this purchase, the outstanding shares were reduced from 38.5 million shares to 28.1 million shares.

Plumbing & Refrigeration Segment

First quarter net sales by the Plumbing & Refrigeration segment decreased 1.1 percent to $311.8 million in 2013 from $315.4 million in 2012.  Of the $3.6 million decrease in net sales, approximately $5.1 million was attributable to lower net selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings, offset by an increase of approximately $2.9 million due to higher unit volume.  Cost of goods sold decreased from $265.5 million in the first quarter of 2012 to $264.8 million in the same period of 2013, which was also due to decreasing raw material prices, primarily copper, offset by higher volume.  Depreciation and amortization in the first quarter increased from $4.1 million in 2012 to $4.2 million in 2013 resulting from an increase in capital spending during 2012, primarily related to the facilities impacted by the fire in Wynne, Arkansas during 2011.  Selling, general, and administrative expenses increased from $19.0 million in the first quarter of 2012 to $20.1 million in the first quarter of 2013.  The increase is primarily due to increased employment costs, including incentive compensation, offset by foreign currency transaction gains.  Operating income for the segment decreased to $22.6 million in the first quarter of 2013 from $28.3 million in the first quarter of 2012.  The decrease in operating income from 2012 was primarily due to the recognition of an $8.0 million LIFO gain and the $1.5 million insurance settlement in the first quarter of 2012.  This decrease was offset by higher margins in 2013.

OEM Segment

The OEM segment’s first quarter net sales were $253.8 million in 2013 compared with $271.0 million in 2012.  The decrease was due primarily to lower sales volume and lower net selling prices resulting from lower average costs of raw materials.  Of the $17.2 million decrease in net sales, approximately $15.0 million was attributable to lower sales volume and approximately $3.7 million was due to lower net selling prices in the segment’s core product lines of brass rod, forgings, impacts, and commercial tube.  This was offset by an increase in sales for the other product lines in the segment.  Cost of goods sold decreased to $223.9 million in the first quarter of 2013 from $236.2 million in the same period of 2012, which was also due to the decrease in sales volume and average costs of raw materials.  Depreciation and amortization increased slightly from $3.1 million to $3.4 million resulting from increased capital spending in 2012.  First quarter selling, general, and administrative expenses were $6.2 million in 2013, compared to $7.0 million for the same period in 2012. The decrease is primarily due to decreased employment costs, offset by foreign currency transaction losses.  Operating income decreased from $24.7 million in the first quarter of 2012 to $20.3 million in the same period of 2013, due primarily to lower sales volume and decreased unit spreads.

Index

Liquidity and Capital Resources

Cash used in operating activities during the three months ended March 30, 2013 totaled $14.9 million, which was primarily attributable to increased receivables of $42.7 million and decreased current liabilities of $5.4 million, partially offset by consolidated net income of $26.4 million plus depreciation and amortization of $8.3 million.  The fluctuations in receivables and current liabilities are primarily due to an increase in volume in certain businesses during the first quarter of 2013.

During the first three months of 2013, cash used in investing activities totaled $21.6 million.  The major components of net cash used in investing activities included deposits of $14.8 million into restricted cash balances and capital expenditures of $9.8 million, offset by $3.0 million in proceeds from the sale of properties.

Net cash provided by financing activities totaled $22.4 million, which consists primarily of $26.1 million received from the issuance of debt by Mueller-Xingrong, partially offset by $3.5 million used for payment of regular quarterly dividends to stockholders of the Company.

The Company has significant environmental remediation obligations.  The performance of these obligations is expected to occur over a minimum of 20 years.   Cash used for environmental remediation activities was approximately $244 thousand during the first three months of 2013.  The Company expects to spend approximately $1.7 million for the remainder of 2013 for ongoing environmental remediation activities.  The timing of a potential payment for a $9.5 million settlement offer related to the Southeast Kansas Sites has not yet been determined.

The Company’s credit agreement provides for an unsecured $350.0 million revolving credit facility (the Revolving Credit Facility) and a $200.0 million Term Loan Facility, both maturing on December 11, 2017.  The Revolving Credit Facility backed approximately $10.9 million in letters of credit at the end of the quarter.  As of March 30, 2013, the Company’s total debt was $260.6 million or 31.9 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of March 30, 2013, the Company was in compliance with all of its debt covenants.

The Company declared and paid a quarterly cash dividend of 12.5 cents per common share in the first quarter of 2013.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

Management believes that the credit agreement, cash generated by operations, and currently available cash and cash equivalents of $183.9 million will be adequate to meet the Company’s normal future capital expenditures and operational needs.  The Company’s current ratio was 2.8 to 1 at March 30, 2013.

The Company’s Board of Directors has extended, until October 2013, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 30, 2013, the Company had repurchased approximately 2.4 million shares under this authorization.

There have been no significant changes in the Company’s contractual cash obligations reported at December 29, 2012.

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

The Company occasionally enters into forward fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with these fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of other comprehensive income and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At March 30, 2013, the Company held open futures contracts to purchase approximately $28.4 million of copper over the next nine months related to fixed-price sales orders and to sell approximately $49.5 million of copper over the next six months related to copper inventory.

The Company may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated other comprehensive income and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  At March 30, 2013, the Company held no open futures contracts to purchase natural gas.

Interest Rates

At March 30, 2013, the Company had variable-rate debt outstanding of $260.6 million.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows.  The primary interest rate exposures on floating-rate debt are based on LIBOR and on the base-lending rate published by the People’s Bank of China.  There was no fixed rate debt outstanding as of March 30, 2013.

The Company has reduced its exposure to increases in LIBOR by entering into interest rate swap contracts. These contracts have been designated as cash flow hedges.  The fair value of these contracts have been recorded in the Condensed Consolidated Balance Sheets, and the related gains and losses on the contracts are deferred in stockholders’ equity as a component of other comprehensive income.  Deferred gains or losses on the contracts will be recognized in interest expense in the period in which the related interest payment being hedged is expensed.  The interest rate swap agreement has an effective date of January 12, 2015.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  The Company may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated other comprehensive income and reflected in earnings upon collection of receivables.  At March 30, 2013, the Company had open futures contracts with a financial institution to sell approximately 2.9 million Canadian dollars and 1.7 million euros through June 2013.  It also held open futures contracts to buy approximately 6.5 million euros over the next 14 months.

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

Cautionary Statement Regarding Forward Looking Information

Statements in this Quarterly Report on Form 10-Q that are not strictly historical may be “forward-looking” statements, which involve risks and uncertainties.  These include economic and currency conditions, continued availability of raw materials and energy, market demand, pricing, competitive and technological factors, and the availability of financing, among others, as set forth in the Company’s filings with the Securities and Exchange Commission (SEC).  The words “outlook,” “estimate,” “project,” “intend,” “expect,” “believe,” “target,” and similar expressions are intended to identify forward-looking statements.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  The Company has no obligation to publicly update or revise any forward-looking statements to reflect events after the date of this report.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of March 30, 2013.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 30, 2013 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings

General

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business.  Additionally, the Company may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Condensed Consolidated Financial Statements.

Extruded Metals Class Action

A purported class action was filed in Michigan Circuit Court by Gaylord L. Miller, and all others similarly situated, against Extruded in March 2012 under nuisance, negligence, and gross negligence theories.  It is brought on behalf of all persons in the City of Belding, Michigan, whose property rights have allegedly been interfered with by fallout and/or dust and/or noxious odors, allegedly attributable to Extruded’s operations.  Plaintiffs allege that they have suffered interference with the use and enjoyment of their properties.  They seek compensatory and exemplary damages and injunctive relief.  The court has not yet been asked to certify a class.  The Company has reached a settlement in principle that, if approved by the court, will result in the dismissal of the action.  The Company and Plaintiffs are preparing documents that will embody the settlement.  It is expected that Plaintiffs will file a motion for court approval of the settlement in the near future.  Should the settlement not be consummated or approved, the Company will complete its discovery, oppose Plaintiffs’ expected class certification motion, and seek dismissal of Plaintiffs’ claims.  Until the settlement is consummated and approved, or until the court rules on key motions (should the settlement not be consummated or approved), the Company is unable to determine the impact, if any, that this matter will have on its financial position, results of operations, or cash flows.

Environmental Matters

Non-Operating properties:

East Chicago, Indiana USS Lead Superfund site

U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of MRRC, has conducted corrective action and interim remedial activities and studies (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act.  Site Activities, which began in December 1996, have been substantially concluded.  Lead Refinery is required to perform monitoring and maintenance activities with respect to Site Activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management (IDEM) effective as of March 2, 2013.  Lead Refinery spent approximately $0.1 million annually in 2012, 2011 and 2010 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are between $2.4 million and $3.6 million over the next 20 years.

On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the EPA added the Lead Refinery site, and properties surrounding the Lead Refinery site, to the National Priorities List (NPL).  The NPL is a list of priority sites where the EPA has determined that there has been a release or threatened release of hazardous substances that warrant investigation and, if appropriate, remedial action.  The NPL does not assign liability to any party including the owner or operator of a property placed on the NPL.  The placement of a site on the NPL does not necessarily mean that remedial action must be taken.  On July 17, 2009, Lead Refinery received a written notice from the EPA that the agency is of the view that Lead Refinery may be a PRP under CERCLA in connection with the release or threat of release of hazardous substances including lead into properties surrounding the Lead Refinery site.  The EPA has identified two other PRPs in connection with the release or threat of release of hazardous substances into properties surrounding the Lead Refinery site. PRPs under CERCLA include current and former owners and operators of a site, persons who arranged for disposal or treatment of hazardous substances at a site, or persons who accepted hazardous substances for transport to a site.  In November 2012, the EPA adopted a remedy in connection with properties surrounding the Lead Refinery site.  The EPA has estimated that the cost to implement the November 2012 remedy will be $29.9 million.

Index

The Company monitors EPA releases and periodically communicates with the EPA to inquire of the status of the investigation and cleanup of the Lead Refinery site.  As of March 30, 2013, the EPA has not conducted an investigation of the Lead Refinery site, proposed remedies for the Lead Refinery site, or informed Lead Refinery that it is a PRP at the Lead Refinery site.  Until the extent of remedial action is determined for the Lead Refinery site, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to placement of the Lead Refinery site and adjacent properties on the NPL.  Lead Refinery lacks the financial resources needed to undertake any investigations or remedial action that may be required by the EPA pursuant to CERCLA.

Item 1A.	Risk Factors

The Company is exposed to risk as it operates its businesses.  To provide a framework to understand the operating environment of the Company, we have provided a brief explanation of the more significant risks associated with our businesses in our 2012 Annual Report on Form 10-K.  There have been no material changes in risk factors that were previously disclosed in our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2013, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 30, 2013, the Company had repurchased approximately 2.4 million shares under this authorization.   Below is a summary of the Company’s stock repurchases for the period ended March 30, 2013.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

					7,647,030	(1)

December 30, 2012 – January 26, 2013	894	(2)	$50.54	—

January 27 – February 23, 2013	2,724	(2)	$54.02	—

February 24 – March 30, 2013	12,079	(2)	$52.80	—

(1) Shares available to be purchased under the Company’s ten million share repurchase authorization until October 2013. The extension of the authorization was announced on October 26, 2012.

(2) Shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting.

Index

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema

Items 3, 4, and 5 are not applicable and have been omitted.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
April 26, 2013	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Richard W. Corman
April 26, 2013	Richard W. Corman
Date	Vice President – Controller

Index

EXHIBIT INDEX

Exhibits	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema