Form 10-Q
period 2013-06-29
MUELLER INDUSTRIES INC
filed 2013-07-26
CIK 89439

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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
Yes   ☐                      No   ☒

The number of shares of the Registrant’s common stock outstanding as of July 26, 2013, was 28,129,196.

Index

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 29, 2013

__________________________

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

__________________________

Index

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands, except per share data)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net sales	$582,282	$594,099	$1,141,972	$1,171,767

Cost of goods sold	501,125	522,851	983,975	1,016,026
Depreciation and amortization	8,328	7,919	16,482	15,448
Selling, general, and administrative expense	34,814	33,487	66,157	65,089
Insurance settlements	(106,332)	—	(106,332)	(1,500)

Operating income	144,347	29,842	181,690	76,704

Interest expense	(1,101)	(2,721)	(1,697)	(5,358)
Other income, net	319	490	3,482	744

Income before income taxes	143,565	27,611	183,475	72,090

Income tax expense	(51,723)	(9,071)	(65,199)	(20,733)

Consolidated net income	91,842	18,540	118,276	51,357

Net income attributable to noncontrolling interest	(692)	(623)	(924)	(841)

Net income attributable to Mueller Industries, Inc.	$91,150	$17,917	$117,352	$50,516

Weighted average shares for basic earnings per share	27,840	38,029	27,831	38,021
Effect of dilutive stock-based awards	370	436	372	440

Adjusted weighted average shares for diluted earnings per share	28,210	38,465	28,203	38,461

Basic earnings per share	$3.27	$0.47	$4.22	$1.33

Diluted earnings per share	$3.23	$0.47	$4.16	$1.31

Dividends per share	$0.125	$0.10	$0.25	$0.20

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended				For the Six Months Ended
(In thousands)	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012

Consolidated net income	$91,842		$18,540		$118,276		$51,357

Other comprehensive income (loss), net of tax:
Foreign currency translation	(644)		(4,545)		(5,968)		2,199
Net change with respect to derivative instruments and hedging activities	2,198	1	(658)	2	474	3	309	4
Net actuarial loss on pension and postretirement obligations	622	5	915	6	2,161	7	1,136	8
Other, net	42		(35)		83		4

Total other comprehensive income (loss)	2,218		(4,323)		(3,250)		3,648

Consolidated comprehensive income	94,060		14,217		115,026		55,005
Comprehensive income attributable to noncontrolling interest	(1,228)		(451)		(1,427)		(1,030)

Comprehensive income attributable to Mueller Industries, Inc.	$92,832		$13,766		$113,599		$53,975

See accompanying notes to condensed consolidated financial statements.

1 Net of tax of $(1,308)
2 Net of tax of $415
3 Net of tax of $(328)
4 Net of tax of $(166)
5 Net of tax of $(308)
6 Net of tax of $(433)
7 Net of tax of $(960)
8 Net of tax of $(599)

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)	June 29, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$261,667	$198,934
Accounts receivable, less allowance for doubtful accounts of $1,481 in 2013 and $1,644 in 2012	305,706	271,093
Inventories	222,825	229,434
Current deferred income taxes	28,430	26,438
Other current assets	29,678	21,295

Total current assets	848,306	747,194

Property, plant, and equipment, net	238,141	233,263
Goodwill	104,579	104,579
Other assets	18,849	19,119

Total assets	$1,209,875	$1,104,155

Liabilities
Current liabilities:
Current portion of debt	$43,753	$27,570
Accounts payable	76,713	87,574
Accrued wages and other employee costs	31,516	34,378
Other current liabilities	88,351	109,174

Total current liabilities	240,333	258,696

Long-term debt, less current portion	206,800	207,300
Pension liabilities	32,490	35,187
Postretirement benefits other than pensions	19,716	19,832
Environmental reserves	22,642	22,597
Deferred income taxes	37,147	20,910
Other noncurrent liabilities	1,104	1,667

Total liabilities	560,232	566,189

Equity
Mueller Industries, Inc. stockholders’ equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 40,091,502; outstanding 28,129,989 in 2013 and 28,099,635 in 2012	401	401
Additional paid-in capital	270,620	267,826
Retained earnings	860,098	749,777
Accumulated other comprehensive loss	(46,375)	(42,623)
Treasury common stock, at cost	(467,586)	(468,473)

Total Mueller Industries, Inc. stockholders’ equity	617,158	506,908
Noncontrolling interest	32,485	31,058

Total equity	649,643	537,966

Commitments and contingencies	—	—

Total liabilities and equity	$1,209,875	$1,104,155

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
(In thousands)	June 29, 2013	June 30, 2012

Cash flows from operating activities
Consolidated net income	$118,276	$51,357
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	16,649	15,843
Stock-based compensation expense	3,326	2,061
Insurance settlements	(106,332)	(1,500)
Insurance proceeds – noncapital related	32,395	9,000
(Gain) loss on disposal of properties	(2,984)	106
Deferred income taxes	12,468	(2,930)
Income tax benefit from exercise of stock options	(95)	(83)
Changes in assets and liabilities:
Receivables	(35,095)	(55,826)
Inventories	4,705	(9,055)
Other assets	(306)	(1,371)
Current liabilities	6,150	9,121
Other liabilities	(423)	285
Other, net	420	270

Net cash provided by operating activities	49,154	17,278

Cash flows from investing activities
Capital expenditures	(21,687)	(23,433)
Insurance proceeds for property and equipment	29,910	32,500
Net (deposits into) withdrawals from restricted cash balances	(4,721)	4,368
Proceeds from the sales of properties	3,016	175

Net cash provided by investing activities	6,518	13,610

Cash flows from financing activities
Repayments of long-term debt	(500)	(148,676)
Dividends paid to stockholders of Mueller Industries, Inc.	(6,960)	(7,605)
Debt issuance cost	(50)	—
Issuance (repayment) of debt by joint venture, net	15,544	(15,842)
Net cash received to settle stock-based awards	260	187
Income tax benefit from exercise of stock options	95	83

Net cash provided by (used in) financing activities	8,389	(171,853)

Effect of exchange rate changes on cash	(1,328)	483

Increase (decrease) in cash and cash equivalents	62,733	(140,482)
Cash and cash equivalents at the beginning of the period	198,934	514,162

Cash and cash equivalents at the end of the period	$261,667	$373,680

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

Note 1 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.  Approximately 40 thousand stock options were excluded from the computation of diluted earnings per share for the quarter ended June 29, 2013 because they were antidilutive.

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

Index

While the TP Claimants have provided their preliminary calculations of aggregate claimed damages for the copper tube claim and the copper fittings claim, Mueller does not believe these matters will have a material affect on the Condensed Consolidated Financial Statements for the contribution claims.

As to the claims arising from the Copper Tube Decision brought in the CAT, following the CAT’s grant of approval, the case has now been transferred to the High Court. Mueller’s defenses in response to the contribution claims brought by IMI and Boliden were served on March 15, 2013.  A case management conference is to be held on the first available date after March 25, 2013.  It is estimated that this will be some time in November or December 2013.

As to the claims arising from the Copper Fittings Decision, these proceedings have been stayed until the next case management conference which is to take place on the first available date after May 31, 2013.  It is estimated that this will be some time in November or December 2013, alternatively early 2014.

At this time, the Company does not believe that this matter will have a material impact on its financial position, results of operations, or cash flows.

Lead Refinery Site

U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of Mining Remedial Recovery Company, has conducted corrective action and interim remedial activities and studies (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act.  Site Activities, which began in December 1996, have been substantially concluded.  Lead Refinery is required to perform monitoring and maintenance activities with respect to Site Activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management effective as of March 2, 2013.  Lead Refinery spent approximately $0.1 million annually in 2012, 2011 and 2010 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are between $2.4 million and $3.6 million over the next 20 years.

On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Environmental Protection Agency (EPA) added the Lead Refinery site, and properties surrounding the Lead Refinery site, to the National Priorities List (NPL).  The NPL is a list of priority sites where the EPA has determined that there has been a release or threatened release of hazardous substances that warrant investigation and, if appropriate, remedial action.  The NPL does not assign liability to any party including the owner or operator of a property placed on the NPL.  The placement of a site on the NPL does not necessarily mean that remedial action must be taken.  On July 17, 2009, Lead Refinery received a written notice from the EPA that the agency is of the view that Lead Refinery may be a potentially responsible party (PRP) under CERCLA in connection with the release or threat of release of hazardous substances including lead into properties surrounding the Lead Refinery site.  The EPA has identified two other PRPs in connection with the release or threat of release of hazardous substances into properties surrounding the Lead Refinery site. PRPs under CERCLA include current and former owners and operators of a site, persons who arranged for disposal or treatment of hazardous substances at a site, or persons who accepted hazardous substances for transport to a site.  In November 2012, the EPA adopted a remedy in connection with properties surrounding the Lead Refinery site.  The EPA has estimated that the cost to implement the November 2012 remedy will be $29.9 million.

The Company monitors EPA releases and periodically communicates with the EPA to inquire of the status of the investigation and cleanup of the Lead Refinery site.  As of June 29, 2013, the EPA has not conducted an investigation of the Lead Refinery site, proposed remedies for the Lead Refinery site, or informed Lead Refinery that it is a PRP at the Lead Refinery site.  Until the extent of any remedial action is determined for the Lead Refinery site, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to placement of the Lead Refinery site and adjacent properties on the NPL.  Lead Refinery lacks the financial resources needed to undertake any investigations or remedial action that may be required by the EPA pursuant to CERCLA.

Index

Other

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the Company’s guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at June 29, 2013 were $10.0 million.

Note 3 – Insurance Claims

Wynne, Arkansas Manufacturing Operation

In September 2011, a portion of the Company’s Wynne, Arkansas, manufacturing operation was damaged by fire.  Certain inventories, production equipment, and building structures were extensively damaged.  During the second quarter of 2013, the Company settled the claim with its insurer for total proceeds of $127.3 million, net of the deductible of $0.5 million.  As a result of the settlement with its insurer, all proceeds received and all costs previously deferred (which were recorded as other current liabilities in prior periods) were recognized, resulting in a pre-tax gain of $106.3 million in the second quarter of 2013, or $2.33 per diluted share after tax.

Fulton, Mississippi Copper Tube Facility

In July 2009, there was an explosion at the Company’s copper tube facility in Fulton, Mississippi, resulting in damage to certain production equipment.  In the first quarter of 2012, the Company settled the business interruption portion of this claim and recognized a $1.5 million gain.

Note 4 – Inventories
(In thousands)	June 29, 2013	December 29, 2012

Raw materials and supplies	$33,382	$46,114
Work-in-process	45,992	40,951
Finished goods	150,255	148,014
Valuation reserves	(6,804)	(5,645)

Inventories	$222,825	$229,434

The Company has partially liquidated inventories valued using the last-in, first-out (LIFO) method during the first half of 2013.  The Company expects to replenish these inventories by the end of 2013 and, as such, has not recognized the effects of liquidating LIFO layers.  In the event these inventories are not replenished, due to lack of availability or operational reasons, the Company would recognize a reduction to cost of goods sold of approximately $4.6 million from the liquidation of LIFO layers based on quarter-end quantities.

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

	For the Quarter Ended June 29, 2013
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$328,673	$257,044	$(3,435)	$582,282

Cost of goods sold	277,933	226,596	(3,404)	501,125
Depreciation and amortization	4,443	3,342	543	8,328
Selling, general, and administrative expense	20,382	6,167	8,265	34,814
Insurance settlement	(103,895)	—	(2,437)	(106,332)

Operating income	129,810	20,939	(6,402)	144,347

Interest expense				(1,101)
Other income, net				319

Income before income taxes				$143,565

Index

	For the Quarter Ended June 30, 2012
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$331,688	$268,551	$(6,140)	$594,099

Cost of goods sold	285,182	243,646	(5,977)	522,851
Depreciation and amortization	4,151	3,412	356	7,919
Selling, general, and administrative expense	19,750	6,436	7,301	33,487

Operating income	22,605	15,057	(7,820)	29,842

Interest expense				(2,721)
Other income, net				490

Income before income taxes				$27,611

	For the Six Months Ended June 29, 2013
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$640,487	$510,831	$(9,346)	$1,141,972

Cost of goods sold	542,747	450,476	(9,248)	983,975
Depreciation and amortization	8,689	6,704	1,089	16,482
Selling, general, and administrative expense	40,509	12,389	13,259	66,157
Insurance settlement	(103,895)	—	(2,437)	(106,332)

Operating income	152,437	41,262	(12,009)	181,690

Interest expense				(1,697)
Other income, net				3,482

Income before income taxes				$183,475

	For the Six Months Ended June 30, 2012
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$647,042	$539,527	$(14,802)	$1,171,767

Cost of goods sold	550,653	479,846	(14,473)	1,016,026
Depreciation and amortization	8,296	6,471	681	15,448
Selling, general, and administrative expense	38,730	13,428	12,931	65,089
Insurance settlement	(1,500)	—	—	(1,500)

Operating income	50,863	39,782	(13,941)	76,704

Interest expense				(5,358)
Other income, net				744

Income before income taxes				$72,090

Index

Note 6 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Pension benefits:
Service cost	$326	$317	$701	$677
Interest cost	2,017	2,152	4,047	4,371
Expected return on plan assets	(2,892)	(2,731)	(5,690)	(5,444)
Amortization of net loss	978	991	1,970	1,934

Net periodic benefit cost	$429	$729	$1,028	$1,538

Other benefits:
Service cost	$70	$58	$138	$133
Interest cost	32	248	312	557
Amortization of prior service cost (credit)	1	(1)	3	(1)
Amortization of net gain	(58)	(16)	(84)	(13)

Net periodic benefit cost	$45	$289	$369	$676

Note 7 – Income Taxes

The Company’s effective tax rate for the second quarter of 2013 was 36 percent compared with 33 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the second quarter of 2013 were decreases related to: (i) the U.S. production activities deduction of $1.7 million; (ii) decreases in valuation allowances of $0.8 million; and (iii) the effect of foreign tax rates lower than statutory tax rates and other foreign adjustments of $1.1 million. These items were offset by the provision for state income taxes, net of the federal benefit, of $5.1 million.

The Company’s effective tax rate for the second quarter of 2012 was 33 percent.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the second quarter of 2012 were: (i) the U.S. production activities deduction of $0.9 million and (ii) the effect of foreign tax rates lower than statutory tax rates and other foreign items of $1.2 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.1 million.

The Company’s effective tax rate for the first half of 2013 was 36 percent compared with 29 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first half were reductions related to: (i) the effect of foreign tax rates lower than statutory tax rates and other foreign items of $1.4 million; (ii) decreases in valuation allowances of $1.3 million; and (iii) the U.S. production activities deduction of $2.9 million.  These items were offset by the provision for state income taxes, net of the federal benefit, of $6.2 million.

The Company’s effective tax rate for the first half of 2012 was 29 percent.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first half of 2012 were reductions related to: (i) the effect of foreign tax rates lower than statutory tax rates and other foreign items of $3.9 million; (ii) decreases in unrecognized tax benefits of $0.8 million; (iii) decreases in valuation allowances of $1.0 million; and (iv) the U.S. production activities deduction of $2.1 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $2.3 million.

Index

During the second quarter of 2013, the Company recognized a gain of $106.3 million on the settlement of the insurance claim related to the 2011 fire at Wynne, Arkansas.  The tax expense attributable to this gain of $40.7 million was also recorded in the second quarter.

Due to ongoing federal and state income tax audits and potential lapses of the statutes of limitations in various taxing jurisdictions, it is reasonably possible that unrecognized tax benefits may decrease in the next twelve months by up to $0.3 million, none of which would impact the effective tax rate.  Total unrecognized tax benefits, including derecognized deferred tax assets, at the end of the second quarter were $3.1 million.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions.  The statute of limitations is open for the Company’s federal tax return and most state income tax returns for 2009 and all subsequent years.  The Internal Revenue Service has audited the Company’s 2009 and 2010 consolidated U.S. federal income tax returns, the results of which were immaterial to the Company’s financial position, results of operations, and cash flows.  The statutes of limitations for certain state and foreign returns are open for earlier tax years due to ongoing audits and differing statute periods.  While the Company believes that it is adequately reserved for possible future audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

Note 8 – Derivative Instruments and Hedging Activities

Cash Flow Hedges

Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  The Company occasionally enters into forward fixed-price arrangements with certain customers; the risk of these arrangements is generally managed with commodity futures contracts.  The Company accounts for these futures contracts in accordance with ASC 815, Derivatives and Hedging (ASC 815).  These futures contracts have been designated as cash flow hedges.  The fair value of open futures contracts is recognized as a component of accumulated other comprehensive income until the position which corresponds to the period when the related hedged transaction is recognized in earnings.  Should these contracts no longer meet hedge criteria in accordance with ASC 815, either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge would be immediately reclassified from accumulated other comprehensive income into earnings.  In the next twelve months, the Company will reclassify into earnings realized gains or losses of cash flow hedges; at June 29, 2013, the net value included in other comprehensive income (OCI) was approximately a $1.6 million loss.

At June 29, 2013, the Company held open futures contracts to purchase approximately $24.5 million of copper over the next 21 months related to fixed price sales orders.  The fair value of those futures contracts was a $1.6 million loss position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820)).

Index

Derivative instruments designated as cash flow hedges under ASC 815 are reflected in the Condensed Consolidated Financial Statements as follows:

	June 29, 2013
(In thousands)	Location		Fair value

Commodity contracts	Other current liabilities:	Loss positions	$(1,636)

	December 29, 2012
(In thousands)	Location		Fair value

Commodity contracts	Other current liabilities:	Gain positions	$172
		Loss positions	(420)

The following tables summarize activities related to the Company’s commodity contract derivative instruments classified as cash flow hedges:

	Loss Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Commodity contracts	$(2,876)	$(1,394)	$(3,530)	$(107)

	Loss Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Commodity contracts:
Cost of goods sold	$2,596	$804	$2,521	$430

Fair Value Hedges

The Company enters into futures contracts to protect the value of copper inventory against market fluctuations.   These futures contracts have been designated as fair value hedges in accordance with ASC 815.  For fair value hedges, the changes in fair value of the hedging instrument, as well as the changes in fair value of the related hedged item, are reflected in current earnings.  Hedge ineffectiveness is reflected in current earnings in the period in which it occurs.  At June 29, 2013, the Company held open futures contracts to sell approximately $43.7 million of copper over the next six months related to copper inventory. The fair value of those futures contracts was a $3.6 million gain position and is recorded in other current assets. The fair value was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820).

Index

The following tables summarize the gains (losses) on the Company’s inventory fair value hedges:

	Gains (Losses) on Fair Value Hedges for the Quarter Ended June 29, 2013
(In thousands)	Location	Amount

Gain on the derivatives designated and qualifying fair value hedges:
Commodity Contracts	Cost of goods sold	$1,857

(Loss) on the hedged item designated and qualifying fair value hedges:
Inventory	Cost of goods sold	$(1,928)

	Gains (Losses) on Fair Value Hedges for the Six Months Ended June 29, 2013
(In thousands)	Location	Amount

Gain on the derivatives designated and qualifying fair value hedges:
Commodity Contracts	Cost of goods sold	$5,190

(Loss) on the hedged item designated and qualifying fair value hedges:
Inventory	Cost of goods sold	$(4,813)

Foreign Currency Hedges

During 2012 and 2013, the Company entered into contracts to purchase heavy machinery and equipment. These contracts are denominated in euros.  In anticipation of entering into these contracts, the Company has entered into forward contracts to purchase euros to protect itself against adverse exchange rate fluctuations.  At June 29, 2013, the Company held open forward contracts to purchase approximately $17.8 million euros over the next 19 months.  The fair value of these contracts, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820), was not material to the Company’s financial position, results of operations, or cash flows at June 29, 2013.

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

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at the current market interest rate using observable benchmarks for LIBOR forward rates at the end of the period (Level 2 hierarchy as defined by ASC 820).  The effective portion of the mark-to-market gain or loss is reported as a component of accumulated OCI and subsequently reclassified into earnings when the hedged transactions occur and affect earnings.  Interest payable and receivable under the swap agreement will be accrued and recorded as an adjustment to interest expense.  The fair value of the interest rate swap was a $2.2 million gain position at June 29, 2013.

Index

The following tables summarize the activity related to the interest rate swap:

	Gain (Loss) Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Interest rate swap	$2,395	$—	$1,396	$—

The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts through June 29, 2013 was not material to the Condensed Consolidated Statements of Income.

The Company does not offset fair value of amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At June 29, 2013, the Company had recorded restricted cash of $3.2 million related to open futures contracts.

Note 9 – Accumulated Other Comprehensive Income

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

Changes in accumulated OCI by component, net of taxes and noncontrolling interest, were as follows:

(In thousands)	Cumulative translation adjustment	Unrealized (losses)/gains on derivatives	Minimum pension/OPEB liability adjustment	Unrealized gains on equity investments	Total

December 29, 2012	$(3,033)	$(166)	$(39,527)	$103	$(42,623)

Other comprehensive income before reclassifications	(6,470)	2,995	893	83	(2,499)
Amounts reclassified from accumulated OCI	—	(2,521)	1,268	—	(1,253)

Net current-period other comprehensive income	(6,470)	474	2,161	83	(3,752)

June 29, 2013	$(9,503)	$308	$(37,366)	$186	$(46,375)

Index

Reclassification adjustments out of accumulated OCI were as follows:

	Amount reclassified from Accumulated OCI
(In thousands)	For the Quarter Ended June 29, 2013	For the Six Months Ended June 29, 2013	Affected line item

Unrealized gains on derivatives:
Closed positions, commodity contracts	$3,967	$3,876	Cost of goods sold
	(1,371)	(1,355)	Income tax expense
	2,596	2,521	Net of tax
	—	—	Noncontrolling interest

	$2,596	$2,521	Net of tax and noncontrolling interest

Amortization of employee benefit items:
Amortization of net loss	$921	$1,889	Selling, general, and administrative expense
	(302)	(621)	Income tax expense
	619	1,268	Net of tax
	—	—	Noncontrolling interest

	$619	$1,268	Net of tax and noncontrolling interest

Note 10 – Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) issued amendments to ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities.  The amendments in this update are designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (a) offset in accordance with certain right to set-off conditions prescribed by current accounting guidance or (b) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current accounting guidance. The amendments to ASU 2011-11 were effective for the first interim or annual period beginning on or after January 1, 2013. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial position, results of operations, or cash flows.

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

SPD manufactures and sells copper tube, copper and plastic fittings, line sets, plastic pipe, and valves in North America and sources products for import distribution in North America.  European Operations manufacture copper tube, which is sold in Europe and the Middle East; activities also include import distribution in the U.K. and Ireland.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The Plumbing & Refrigeration segment sells products to wholesalers in the heating, ventilation, and air-conditioning (HVAC), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers.

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

The majority of the Company’s manufacturing facilities operated below capacity during 2012 and the first half of 2013 due to reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  The U.S. housing and residential construction market has not fully recovered from the economic downturn during 2008 and 2009.  The years from 2009 through 2011 had the lowest recorded housing starts since recordkeeping began in 1959.  From 1959 through 2007, annual housing starts averaged over 1.5 million units.  Commercial construction has also declined significantly in recent years.  These conditions have significantly affected the demand for virtually all of the Company’s core products in recent years.

Residential construction activity improved in 2012 and the improvement continued in the first half of 2013, but is still at levels below historical averages. Continued recovery in the near-term is expected, but may be tempered by continuing high rates of unemployment, tighter lending standards, and rising mortgage rates.  Per the U.S. Census Bureau, actual housing starts in the U.S. were 453 thousand for the first half of 2013, up from 364 thousand for the first half of 2012.  The June 2013 seasonally adjusted annual rate of new housing starts was 836 thousand compared with the June 2012 rate of 781 thousand.  While mortgage rates have risen in the first half 2013 they remain at historically low levels, as the average 30-year fixed mortgage rate was 3.60 percent for the first six months of 2013 and 2.66 percent for the twelve months ended December 2012.

The private non-residential construction sector, which includes offices, industrial and retail projects, began showing modest improvement in 2012 after declining each year from 2009 to 2011.  However, the pace of improvement appears to have slowed through May 2013.  According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $283.1 billion in May 2013 compared to actual private non-residential value of construction put in place of $297.7 billion for 2012.  The Company expects that most of these conditions will gradually improve, but at an irregular pace.

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

Results of Operations

Second Quarter 2013 compared with Second Quarter 2012

During the second quarter of 2013, the Company’s net sales were $582.3 million, which compares with net sales of $594.1 million over the same period of 2012.  The decrease was mostly attributable to the decrease in base metal prices, primarily copper, and lower unit sales volume in the OEM segment.  Of the decrease, $23.8 million was attributable to lower net selling prices in the Company’s core product lines and $7.4 million was attributable to lower unit volume in the OEM segment, partially offset by a $16.9 million increase in volume in the Plumbing and Refrigeration segment.  Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The Comex average copper price in the second quarter of 2013 was approximately $3.25 per pound, or eight percent less than the second quarter of 2012 average of $3.54 per pound.

Cost of goods sold was $501.1 million in the second quarter of 2013 compared with $522.9 million in the same period of 2012.  Consistent with the factors noted above regarding net sales, the year-over-year decrease was due primarily to the decrease in the price of copper, the Company’s principal raw material.

Depreciation and amortization increased from $7.9 million in the second quarter of 2012 to $8.3 million in the second quarter of 2013.  This is due to an increase in capital spending in 2012.  Selling, general, and administrative expenses increased to $34.8 million in the second quarter of 2013; this $1.3 million increase was primarily due to increased compensation expense, including incentive compensation.

During the second quarter of 2013, the Company settled the insurance claim related to the September 2011 fire at its Wynne, Arkansas manufacturing operation and recognized a one-time $106.3 million pre-tax gain, or $65.6 million after tax, equal to $2.33 per diluted share.

Interest expense decreased to $1.1 million in the second quarter of 2013 from $2.7 million for the same period in 2012.  This decrease was primarily related to the redemption of the Company’s 6% Subordinated Debentures on June 25, 2012.

The Company’s effective tax rate for the second quarter of 2013 was 36 percent compared with 33 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the second quarter of 2013 were decreases related to: (i) the U.S. production activities deduction of $1.7 million; (ii) decreases in valuation allowances of $0.8 million; and (iii) the effect of foreign tax rates lower than statutory tax rates and other foreign adjustments of $1.1 million. These items were offset by the provision for state income taxes, net of the federal benefit, of $5.1 million.

Index

Based on the items described above, operating income increased to $144.3 million in the second quarter of 2013 from $29.8 million in the second quarter of 2012.

The Company’s earnings per share were favorably affected by the repurchase of 10.4 million shares from Leucadia National Corporation in September of 2012.  After giving effect to this purchase, the outstanding shares were reduced from 38.5 million shares to 28.1 million shares.

Plumbing & Refrigeration Segment

Second quarter net sales of $328.7 million by the Plumbing & Refrigeration segment were consistent with the net sales of $331.7 million for the second quarter of 2012.   There was a $17.4 million decrease due to lower net selling prices, which was offset by an increase of $16.9 million attributable to higher unit volume in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings.   Cost of goods sold decreased from $285.2 million in the second quarter of 2012 to $277.9 million in the same period of 2013, which was also due to decreasing raw material prices, primarily copper, offset by higher volume.    Operating income for the segment increased to $129.8 million in the second quarter of 2013 from $22.6 million in the second quarter of 2012.  This increase was primarily due to the recognition of a $103.9 million gain related to the settlement of the insurance claim for the September 2011 fire at the Wynne, Arkansas manufacturing operation during the second quarter of 2013.

OEM Segment

The OEM segment’s second quarter net sales were $257.0 million in 2013 compared with $268.6 million in 2012.   Of the $11.6 million decrease in net sales, approximately $7.5 million was attributable to lower sales volume and approximately $6.3 million was due to lower net selling prices in the segment’s core product lines of brass rod, forgings, impacts, and commercial tube resulting from lower average costs of raw materials.  Cost of goods sold decreased to $226.6 million in the second quarter of 2013 from $243.6 million in the same period of 2012, which was also due to the decrease in sales volume and average costs of raw materials.  Depreciation and amortization expenses and selling, general, and administrative expenses for the second quarter of 2013 remained consistent with those recorded in the same period of 2012.  Operating income increased from $15.1 million in the second quarter of 2012 to $20.9 million in the same period of 2013 primarily as a result of higher margins in 2013.

Six Months Ended June 29, 2013, compared with Six Months Ended June 30, 2012

During the six months ended June 29, 2013, the Company’s net sales were $1.14 billion, which compares with net sales of $1.17 billion over the same period of 2012.   Of the $29.8 million decrease in net sales, approximately $26.3 million was due to lower net selling prices and approximately $22.4 million was attributable to lower unit volume in the OEM segment.  This was partially offset by a $13.4 million increase in volume in the Plumbing and Refrigeration segment.  The Comex average copper price in the first half of 2013 was approximately $3.43 per pound, or seven percent less than the average of $3.67 per pound in the first half of 2012.

Cost of goods sold was $0.98 billion in the first half of 2013 compared with $1.02 billion in the same period of 2012.  The year-over-year decrease was due primarily to the decrease in the price of copper, the Company’s principal raw material.  Additionally, during the first half of 2012, the Company recognized a gain from liquidation of a LIFO inventory layer that resulted in a reduction of approximately $8.0 million to cost of sales, or $0.13 per diluted share after tax.

Depreciation and amortization expense increased from $15.4 million in the first half of 2012 to $16.5 million in the first half of 2013. This is due to an increase in capital spending during 2012 and 2013.  Selling, general, and administrative expenses increased to $66.2 million in the first half of 2013 from $65.1 million in 2012; this $1.1 million increase was primarily due to increased compensation expense, including incentive compensation.

During the six months ended June 29, 2013, the Company settled the insurance claim related to the September 2011 fire at its Wynne, Arkansas manufacturing operation and recognized a $106.3 million gain.  During the six months ended June 30, 2012, the Company settled the business interruption portion of its insurance claim related to the July 2009 explosion at the copper tube facility in Fulton, Mississippi and recognized a $1.5 million gain.

Index

Interest expense decreased to $1.7 million for the six months ended June 29, 2013, from $5.4 million for the same period in 2012.  This decrease was primarily related to the redemption of the Company’s 6% Subordinated Debentures on June 25, 2012.  Other income, net totaled $3.5 million in the first half of 2013 compared with $0.7 million for the same period in 2012.  This increase was primarily related to a $3.0 million gain on the sale of non-operating property during 2013.

The Company’s effective tax rate for the first half of 2013 was 36 percent compared with 29 percent for the same period last year.  The difference between the effective tax rate in the first half of 2013 and the rate in the first half of 2012 is primarily attributable to reductions to the rate in the first half of 2012 related to the effect of foreign tax rates lower than statutory rates and other foreign items.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first half were reductions related to: (i) the effect of foreign tax rates lower than statutory tax rates and other foreign items of $1.4 million; (ii) decreases in valuation allowances of $1.3 million; and (iii) the U.S. production activities deduction of $2.9 million.  These items were offset by the provision for state income taxes, net of the federal benefit, of $6.2 million.

The Company’s earnings per share were favorably affected by the repurchase of 10.4 million shares from Leucadia National Corporation in September of 2012.  After giving effect to this purchase, the outstanding shares were reduced from 38.5 million shares to 28.1 million shares.

Plumbing & Refrigeration Segment

Net sales by the Plumbing & Refrigeration segment were $640.5 million in the six months ended June 29, 2013, consistent with net sales of $647.0 million in the same period of 2012.   There was a decrease of $16.2 million due to lower net selling prices, which was partially offset by an increase of $13.4 million attributable to higher unit volume in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings.  Cost of goods sold decreased from $550.7 million in the first half of 2012 to $542.7 million in the same period of 2013, which was also due to decreasing raw material prices, primarily copper, partially offset by higher sales volume.   Selling, general, and administrative expenses increased from $38.7 million in the first half of 2012 to $40.5 million in the first half of 2013.  The $1.8 million increase was primarily due to increased compensation expense, including incentive compensation.  Operating income for the segment increased to $152.4 million in the first half of 2013 from $50.9 million in the first half of 2012.  This increase was primarily due to the recognition of a $103.9 million gain related to the settlement of the insurance claim for the September 2011 fire at the Wynne, Arkansas manufacturing operation during the first half of 2013.

OEM Segment

The OEM segment’s net sales were $510.8 million in the six months ended June 29, 2013, compared with $539.5 million in 2012.   Of the $28.7 million decrease in net sales, approximately $22.4 million was attributable to lower unit volume and approximately $10.1 million was due to lower net selling prices in the segment’s core product lines of brass rod, forgings, impacts, and commercial tube.  Cost of goods sold decreased to $450.5 million in the first half of 2013 from $479.8 million in the same period of 2012, which was also due to decreases in sales volume and a decrease in the average costs of raw materials.   Selling, general, and administrative expenses decreased from $13.4 million in the first half of 2012 to $12.4 million in the first half of 2013, which was mostly due to lower employment costs.  Operating income increased from $39.8 million in the first half of 2012 to $41.3 million in the same period of 2013 primarily as a result of higher margins in 2013.

Liquidity and Capital Resources

Cash provided by operating activities during the six months ended June 29, 2013 totaled $49.2 million, which was primarily attributable to consolidated net income of $118.3 million plus non-capital related insurance proceeds of $32.4 million and depreciation and amortization of $16.6 million, partially offset by the gain related to the settlement of the insurance claim for the September 2011 fire in Wynne, Arkansas of $106.3 million and increased receivables of $35.1 million.

Index

During the first six months of 2013, cash provided by investing activities totaled $6.5 million.  The major components of net cash provided by investing activities included insurance proceeds for property and equipment of $29.9 million related to the September 2011 fire at our Wynne, Arkansas manufacturing operation, partially offset by $21.7 million used for capital expenditures.

Net cash provided by financing activities totaled $8.4 million, which consists primarily of $15.5 million received from the issuance of debt by Mueller-Xingrong, offset by $7.0 million used for payment of regular quarterly dividends to stockholders of the Company.

The Company has significant environmental remediation obligations.  The performance of these obligations is expected to occur over a minimum of 20 years.  Cash used for environmental remediation activities was approximately $562 thousand during the first half of 2013.  The Company expects to spend approximately $1.4 million for the remainder of 2013 for ongoing environmental remediation activities.  The timing of a potential payment for a $9.5 million settlement offer has not yet been determined.

The Company’s Credit Agreement provides for an unsecured $350.0 million revolving credit facility (the Revolving Credit Facility) and a $200.0 million Term Loan Facility, both maturing on December 11, 2017.  The Revolving Credit Facility backed approximately $10.0 million in letters of credit at the end of the quarter.  As of June 29, 2013, the Company’s total debt was $250.6 million or 27.8 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of June 29, 2013, the Company was in compliance with all of its debt covenants.

The Company declared and paid a regular quarterly cash dividend of 12.5 cents per common share in the second quarter of 2013.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

The Company has initiated capital expenditure programs in its copper tube and brass rod mills to upgrade equipment and implement new manufacturing technologies with the primary objective of reducing costs.  These programs will be completed in phases over several years.  In 2013, the Company expects capital expenditures to total approximately $40.0 million, which will be funded by existing cash and cash from operations.

Management believes that the Credit Facility, cash generated by operations, and currently available cash of $261.7 million will be adequate to meet the Company’s normal future capital expenditures and operational needs.  The Company’s current ratio was 3.5 to 1 at June 29, 2013.

The Company’s Board of Directors has extended, until October 2013, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 29, 2013, the Company had repurchased approximately 2.4 million shares under this authorization.

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

The Company occasionally enters into forward fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with these fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of other comprehensive income and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At June 29, 2013, the Company held open futures contracts to purchase approximately $24.5 million of copper over the next 21 months related to fixed-price sales orders and to sell approximately $43.7 million of copper over the next six months related to copper inventory.

The Company may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated other comprehensive income and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  At June 29, 2013, the Company held no open futures contracts to purchase natural gas.

Interest Rates

At June 29, 2013, the Company had variable-rate debt outstanding of $250.6 million.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows.  The primary interest rate exposures on floating-rate debt are based on LIBOR and on the base-lending rate published by the People’s Bank of China.  There was no fixed rate debt outstanding as of June 29, 2013.

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

Index

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  The Company may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated other comprehensive income and reflected in earnings upon collection of receivables.  At June 29, 2013, the Company had open futures contracts with a financial institution to sell approximately $2.3 million Canadian dollars and $1.2 million euros through September 2013.  It also held open futures contracts to buy approximately $17.8 million euros over the next 19 months.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of June 29, 2013.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 29, 2013 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending June 29, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings

General

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business.  Additionally, the Company may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Condensed Consolidated Financial Statements.

Extruded Metals Class Action

A purported class action was filed in Michigan Circuit Court by Gaylord L. Miller, and all others similarly situated, against Extruded Metals, Inc. (Extruded) in March 2012 under nuisance, negligence, and gross negligence theories.  It is brought on behalf of all persons in the City of Belding, Michigan, whose property rights have allegedly been interfered with by fallout and/or dust and/or noxious odors, allegedly attributable to Extruded’s operations.  Plaintiffs allege that they have suffered interference with the use and enjoyment of their properties.  They seek compensatory and exemplary damages and injunctive relief.  The court has not yet been asked to certify a class.  The Company has reached a settlement in principle that, if approved by the court, will result in the dismissal of the action.  The Company and Plaintiffs are preparing documents that will embody the settlement.  It is expected that Plaintiffs will file a motion for court approval of the settlement in the near future.  Should the settlement not be consummated or approved, the Company will complete its discovery, oppose Plaintiffs’ expected class certification motion, and seek dismissal of Plaintiffs’ claims.  Until the settlement is consummated and approved, or until the court rules on key motions (should the settlement not be consummated or approved), the Company is does not believe that this matter will have a material impact on its financial position, results of operations, or cash flows.

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

While the TP Claimants have provided their preliminary calculations of aggregate claimed damages for the copper tube claim and the copper fittings claim, Mueller does not believe these matters will have a material affect on the Condensed Consolidated Financial Statements for the contribution claims.

Index

   As to the claims arising from the Copper Tube Decision brought in the CAT, following the CAT’s grant of approval, the case has now been transferred to the High Court. Mueller’s defenses in response to the contribution claims brought by IMI and Boliden were served on March 15, 2013.  A case management conference is to be held on the first available date after March 25, 2013.  It is estimated that this will be some time in November or December 2013.

As to the claims arising from the Copper Fittings Decision, these proceedings have been stayed until the next case management conference which is to take place on the first available date after May 31, 2013.  It is estimated that this will be some time in November or December 2013, alternatively early 2014.

At this time, the Company does not believe that this matter will have a material impact on its financial position, results of operations, or cash flows.

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

On December 23, 2009, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2008  through October 31, 2009 period of review.  The DOC selected Mueller Comercial as a respondent in the review.  On June 21, 2011, the DOC published the final results of the review and assigned Mueller Comercial an antidumping duty rate of 19.8 percent.  On August 22, 2011, the Company appealed the final results to the CIT.  On December 21, 2012, the CIT issued a decision upholding the Department’s final results in part.  The CIT issued its final judgment on May 2, 2013.  On May 6, 2013, the Company appealed the CIT decision to the U.S. Court of Appeals for the Federal Circuit. The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve of approximately $1.1 million for this matter.

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

On December 30, 2011, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2010, through October 31, 2011 period of review.  The DOC selected Mueller Comercial as a respondent for this period of review.  On December 11, 2012, the DOC issued a preliminary determination to rescind the review with regard to Mueller Comercial.  Following the preliminary determination, Mueller Comercial certified to the DOC that it did not have any shipments of the subject merchandise during the period of review.  On May 30, 2013, the DOC issued its final determination that Mueller Comercial did not ship subject merchandise to the United States during the relevant period of review.  Therefore, there is zero antidumping duty liability for the Company and its subsidiaries for imports made during the November 1, 2010 through October 31, 2011 period of review.

Index

On December 31, 2012, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2011, through October 31, 2012, period of review.  The DOC selected Mueller Comercial as a respondent for this period of review.  On April 3, 2013, Mueller Comercial certified that it had no shipments of the subject merchandise to the United States during the period of review.  By the end of 2013, the DOC should issue its preliminary determination to rescind the review with regard to Mueller Comercial, finding that Mueller Comercial did not have any shipments of the subject merchandise.

United States Department of Commerce and United States International Trade Commission Antidumping Investigations

Since November 22, 2010, as a result of the imposition of the antidumping duty orders on seamless refined copper pipe and tube from Mexico and China, importers have been required to post cash deposits at rates up to 28.16 percent (for Mexico) and up to 60.85 percent (for China).

Over the last two years, the Department of Commerce (DOC) conducted a “new shipper review” of a new Golden Dragon plant in Mexico, followed by the first administrative reviews of imports from Mexico and China (for the period November 22, 2010 through October 31, 2011).  Although Golden Dragon was found to be dumping in the “new shipper review,” the impact of the more recent administrative reviews is that imports from certain companies (i.e., Golden Dragon in China, and Golden Dragon and Nacobre in Mexico) will not be subject to cash deposits requirements until completion of the ongoing second administrative reviews in 2014.  These decisions are currently on appeal, during which time no importers may receive any duty refunds.  Furthermore, all companies in China and Mexico remain subject to the disciplines of the antidumping duty orders and future administrative reviews, and imports from other companies remain subject to cash deposit requirements, including IUSA (24.89 percent) and Luvata (28.16 percent) in Mexico, as well as Haliang (60.85 percent) and Luvata (36.05 percent) in China.

Environmental Matters

Non-Operating properties:

East Chicago, Indiana USS Lead Superfund site

U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of Mining Remedial Recovery Company, has conducted corrective action and interim remedial activities and studies (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act.  Site Activities, which began in December 1996, have been substantially concluded.  Lead Refinery is required to perform monitoring and maintenance activities with respect to Site Activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management effective as of March 2, 2013.  Lead Refinery spent approximately $0.1 million annually in 2012, 2011 and 2010 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are between $2.4 million and $3.6 million over the next 20 years.

On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Environmental Protection Agency (EPA) added the Lead Refinery site, and properties surrounding the Lead Refinery site, to the National Priorities List (NPL).  The NPL is a list of priority sites where the EPA has determined that there has been a release or threatened release of hazardous substances that warrant investigation and, if appropriate, remedial action.  The NPL does not assign liability to any party including the owner or operator of a property placed on the NPL.  The placement of a site on the NPL does not necessarily mean that remedial action must be taken.  On July 17, 2009, Lead Refinery received a written notice from the EPA that the agency is of the view that Lead Refinery may be a potentially responsible party (PRP) under CERCLA in connection with the release or threat of release of hazardous substances including lead into properties surrounding the Lead Refinery site.  The EPA has identified two other PRPs in connection with the release or threat of release of hazardous substances into properties surrounding the Lead Refinery site. PRPs under CERCLA include current and former owners and operators of a site, persons who arranged for disposal or treatment of hazardous substances at a site, or persons who accepted hazardous substances for transport to a site.  In November 2012, the EPA adopted a remedy in connection with properties surrounding the Lead Refinery site.  The EPA has estimated that the cost to implement the November 2012 remedy will be $29.9 million.

Index

The Company monitors EPA releases and periodically communicates with the EPA to inquire of the status of the investigation and cleanup of the Lead Refinery site.  As of June 29, 2013, the EPA has not conducted an investigation of the Lead Refinery site, proposed remedies for the Lead Refinery site, or informed Lead Refinery that it is a PRP at the Lead Refinery site.  Until the extent of any remedial action is determined for the Lead Refinery site, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to placement of the Lead Refinery site and adjacent properties on the NPL.  Lead Refinery lacks the financial resources needed to undertake any investigations or remedial action that may be required by the EPA pursuant to CERCLA.

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

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2013, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 29, 2013, the Company had repurchased approximately 2.4 million shares under this authorization.   Below is a summary of the Company’s stock repurchases for the period ended June 29, 2013.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

					7,647,030	(1)

March 31 – April 27, 2013	976	(2)	$50.85	—

April 28 – May 25, 2013	5,242	(2)	51.73	—

May 26 – June 29, 2013	272	(2)	54.09	—

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
July 26, 2013	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Richard W. Corman
July 26, 2013	Richard W. Corman
Date	Vice President – Controller

Index

EXHIBIT INDEX

Exhibits	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema