Form 10-Q
period 2013-09-28
MUELLER INDUSTRIES INC
filed 2013-10-28
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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
Yes           ☐          No           ☒

The number of shares of the Registrant’s common stock outstanding as of October 23, 2013, was 28,274,201.

Index
MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 28, 2013

__________________________

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

__________________________

Index

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands, except per share data)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net sales	$528,854	$514,165	$1,670,826	$1,685,932

Cost of goods sold	456,302	449,718	1,440,277	1,465,744
Depreciation and amortization	7,882	7,870	24,364	23,318
Selling, general, and administrative expense	32,921	32,120	99,078	97,209
Gain on sale of plastic fittings manufacturing assets	(39,765)	—	(39,765)	—
Impairment charges	4,304	—	4,304	—
Insurance settlements	—	—	(106,332)	(1,500)

Operating income	67,210	24,457	248,900	101,161

Interest expense	(1,243)	(353)	(2,940)	(5,711)
Other income, net	842	219	4,324	963

Income before income taxes	66,809	24,323	250,284	96,413

Income tax expense	(26,816)	(8,753)	(92,015)	(29,486)

Consolidated net income	39,993	15,570	158,269	66,927

Net income attributable to noncontrolling interest	(129)	(59)	(1,053)	(900)

Net income attributable to Mueller Industries, Inc.	$39,864	$15,511	$157,216	$66,027

Weighted average shares for basic earnings per share	27,894	37,505	27,852	37,849
Effect of dilutive stock-based awards	361	452	369	444

Adjusted weighted average shares for diluted earnings per share	28,255	37,957	28,221	38,293

Basic earnings per share	$1.43	$0.41	$5.64	$1.74

Diluted earnings per share	$1.41	$0.41	$5.57	$1.72

Dividends per share	$0.125	$0.10	$0.375	$0.30

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended				For the Nine Months Ended
(In thousands)	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012

Consolidated net income	$39,993		$15,570		$158,269		$66,927

Other comprehensive income, net of tax:
Foreign currency translation	6,738		4,973		770		7,172
Net change with respect to derivative instruments and hedging activities	531	(1)	648	(2)	1,005	(3)	957	(4)
Net actuarial loss on pension and postretirement obligations	(186)	(5)	252	(6)	1,975	(7)	1,388	(8)
Other, net	22		16		105		20

Total other comprehensive income	7,105		5,889		3,855		9,537

Consolidated comprehensive income	47,098		21,459		162,124		76,464
Comprehensive (income) loss attributable to noncontrolling interest	(186)		(40)		(1,613)		990

Comprehensive income attributable to Mueller Industries, Inc.	$46,912		$21,419		$160,511		$77,454

See accompanying notes to condensed consolidated financial statements.

1 Net of tax of $(280)
2 Net of tax of $(388)
3 Net of tax of $(607)
4 Net of tax of $(554)
5 Net of tax of $(3)
6 Net of tax of $(178)
7 Net of tax of $(963)
8 Net of tax of $(777)

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	September 28, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$322,177	$198,934
Accounts receivable, less allowance for doubtful accounts of $1,429 in 2013 and $1,644 in 2012	312,919	271,093
Inventories	234,081	229,434
Current deferred income taxes	28,957	26,438
Other current assets	26,209	21,295

Total current assets	924,343	747,194

Property, plant, and equipment, net	222,751	233,263
Goodwill	94,048	104,579
Other assets	19,479	19,119

Total assets	$1,260,621	$1,104,155

Liabilities
Current liabilities:
Current portion of debt	$33,036	$27,570
Accounts payable	76,725	87,574
Accrued wages and other employee costs	33,845	34,378
Other current liabilities	100,566	109,174

Total current liabilities	244,172	258,696

Long-term debt, less current portion	206,550	207,300
Pension liabilities	32,474	35,187
Postretirement benefits other than pensions	19,731	19,832
Environmental reserves	22,435	22,597
Deferred income taxes	39,698	20,910
Other noncurrent liabilities	1,141	1,667

Total liabilities	566,201	566,189

Equity
Mueller Industries, Inc. stockholders’ equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 40,091,502; outstanding 28,272,201 in 2013 and 28,099,635 in 2012	401	401
Additional paid-in capital	266,738	267,826
Retained earnings	896,428	749,777
Accumulated other comprehensive loss	(39,327)	(42,623)
Treasury common stock, at cost	(462,491)	(468,473)

Total Mueller Industries, Inc. stockholders’ equity	661,749	506,908
Noncontrolling interest	32,671	31,058

Total equity	694,420	537,966

Commitments and contingencies	—	—

Total liabilities and equity	$1,260,621	$1,104,155

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
(In thousands)	September 28, 2013	September 29, 2012

Cash flows from operating activities
Consolidated net income	$158,269	$66,927
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	24,583	23,713
Stock-based compensation expense	4,560	3,042
Insurance settlements	(106,332)	(1,500)
Insurance proceeds – noncapital related	32,395	14,250
Gain on sale of plastic fittings manufacturing assets	(39,765)	—
(Gain) loss on disposal of properties	(3,316)	175
Impairment charges	4,304	—
Deferred income taxes	14,152	2,319
Income tax benefit from exercise of stock options	(670)	(517)
Changes in assets and liabilities, net of business acquired:
Receivables	(38,370)	(15,779)
Inventories	(4,566)	585
Other assets	4,886	(8,434)
Current liabilities	19,649	(21,120)
Other liabilities	(297)	7,834
Other, net	508	1,271

Net cash provided by operating activities	69,990	72,766

Cash flows from investing activities
Capital expenditures	(33,402)	(43,841)
Acquisition of business	—	(11,503)
Insurance proceeds for property and equipment	29,910	42,250
Net (deposits into) withdrawals from restricted cash balances	(2,473)	6,908
Proceeds from sales of assets	64,966	502

Net provided by (used in) investing activities	59,001	(5,684)

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(10,449)	(11,415)
Debt issuance cost	(50)	—
Issuance of long-term debt	—	200,000
Issuance (repayment) of debt by joint venture, net	4,940	(28,955)
Net cash used to settle stock-based awards	(337)	(740)
Repurchase of common stock	—	(427,448)
Repayments of long-term debt	(750)	(148,926)
Income tax benefit from exercise of stock options	670	517

Net cash used in financing activities	(5,976)	(416,967)

Effect of exchange rate changes on cash	228	1,478

Increase (decrease) in cash and cash equivalents	123,243	(348,407)
Cash and cash equivalents at the beginning of the period	198,934	514,162

Cash and cash equivalents at the end of the period	$322,177	$165,755

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

Note 1 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.  Approximately 136 thousand stock based awards were excluded from the computation of diluted earnings per share for the quarter ended September 28, 2013 because they were antidilutive.

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

As to the claims arising from the Copper Tube Decision brought in the CAT, following the CAT’s grant of approval, the case has now been transferred to the High Court. Mueller’s defenses in response to the contribution claims brought by IMI and Boliden were served on March 15, 2013.  A case management conference is to be held on or about November 28, 2013.

As to the claims arising from the Copper Fittings Decision, these proceedings have been stayed until the next case management conference which is to take place on December 16, 2013.

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

  The Company monitors EPA releases and periodically communicates with the EPA to inquire of the status of the investigation and cleanup of the Lead Refinery site.  As of September 28, 2013, the EPA has not conducted an investigation of the Lead Refinery site, proposed remedies for the Lead Refinery site, or informed Lead Refinery that it is a PRP at the Lead Refinery site.  Until the extent of any remedial action is determined for the Lead Refinery site, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to placement of the Lead Refinery site and adjacent properties on the NPL.  Lead Refinery lacks the financial resources needed to undertake any investigations or remedial action that may be required by the EPA pursuant to CERCLA.

Index

Other

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the Company’s guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at September 28, 2013, were $10.0 million.

Note 3 – Insurance Claims

Wynne, Arkansas Manufacturing Operation

In September 2011, a portion of the Company’s Wynne, Arkansas manufacturing operation was damaged by fire.  Certain inventories, production equipment, and building structures were extensively damaged.  During the second quarter of 2013, the Company settled the claim with its insurer for total proceeds of $127.3 million, net of the deductible of $0.5 million.  As a result of the settlement with its insurer, all proceeds received and all costs previously deferred (which were recorded as other current liabilities in prior periods) were recognized, resulting in a pre-tax gain of $106.3 million in the second quarter of 2013, or $2.33 per diluted share after tax.

Fulton, Mississippi Copper Tube Facility

In July 2009, there was an explosion at the Company’s copper tube facility in Fulton, Mississippi resulting in damage to certain production equipment.  In the first quarter of 2012, the Company settled the business interruption portion of this claim and recognized a $1.5 million gain.

Note 4 – Inventories

(In thousands)	September 28, 2013	December 29, 2012

Raw materials and supplies	$49,705	$46,114
Work-in-process	48,075	40,951
Finished goods	142,710	148,014
Valuation reserves	(6,409)	(5,645)

Inventories	$234,081	$229,434

During 2011, inventory quantities valued using the last-in, first-out (LIFO) method declined which resulted in liquidation of LIFO inventory layers.  This liquidation resulted from intercompany sales; therefore, the gain from the LIFO liquidation of approximately $8.0 million was deferred.  During the first quarter of 2012, the Company sold this inventory to third parties and recognized the gain.  This recognition resulted in a reduction of approximately $8.0 million to cost of sales, or $0.13 per diluted share after tax.

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

Summarized segment information is as follows:

	For the Quarter Ended September 28, 2013
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$301,622	$230,396	$(3,164)	$528,854

Cost of goods sold	258,035	201,399	(3,132)	456,302
Depreciation and amortization	4,172	3,150	560	7,882
Selling, general, and administrative expense	20,736	5,779	6,406	32,921
Gain on sale of plastic fittings manufacturing assets	(39,765)	—	—	(39,765)
Impairment charges	4,173	131	—	4,304

Operating income	$54,271	$19,937	$(6,998)	67,210

Interest expense				(1,243)
Other income, net				842

Income before income taxes				$66,809

Index

Segment information (continued):

	For the Quarter Ended September 29, 2012
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$297,913	$221,468	$(5,216)	$514,165

Cost of goods sold	257,978	196,789	(5,049)	449,718
Depreciation and amortization	4,044	3,437	389	7,870
Selling, general, and administrative expense	18,298	6,821	7,001	32,120

Operating income	$17,593	$14,421	$(7,557)	24,457

Interest expense				(353)
Other income, net				219

Income before income taxes				$24,323

	For the Nine Months Ended September 28, 2013
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$942,109	$741,227	$(12,510)	$1,670,826

Cost of goods sold	800,782	651,875	(12,380)	1,440,277
Depreciation and amortization	12,861	9,854	1,649	24,364
Selling, general, and administrative expense	61,245	18,168	19,665	99,078
Gain on sale of plastic fittings manufacturing assets	(39,765)	—	—	(39,765)
Impairment charges	4,173	131	—	4,304
Insurance settlement	(103,895)	—	(2,437)	(106,332)

Operating income	$206,708	$61,199	$(19,007)	248,900

Interest expense				(2,940)
Other income, net				4,324

Income before income taxes				$250,284

Index

Segment information (continued):

	For the Nine Months Ended September 29, 2012
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$944,955	$760,995	$(20,018)	$1,685,932

Cost of goods sold	808,631	676,635	(19,522)	1,465,744
Depreciation and amortization	12,340	9,908	1,070	23,318
Selling, general, and administrative expense	57,028	20,249	19,932	97,209
Insurance settlement	(1,500)	—	—	(1,500)

Operating income	$68,456	$54,203	$(21,498)	101,161

Interest expense				(5,711)
Other expense, net				963

Income before income taxes				$96,413

Note 6 – Debt

On September 24, 2013, Mueller-Xingrong entered into a credit agreement (the JV Credit Agreement) with a syndicate of four banks establishing a secured RMB 450 million, or approximately $74.0 million, revolving credit facility with a maturity date of September 24, 2014.  The JV Credit Agreement replaced the previous secured RMB 350 million financing agreement that matured during the quarter.  Borrowings outstanding under the JV Credit Agreement, which were $32.0 million at September 28, 2013, are secured by the real property and equipment of Mueller-Xingrong and bear interest at the latest base-lending rate published by the People’s Bank of China, which was 5.88 percent at September 28, 2013.  The JV Credit Agreement requires lender consent for the payment of dividends.

Index

Note 7 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Pension benefits:
Service cost	$350	$339	$1,051	$1,016
Interest cost	2,023	2,185	6,070	6,556
Expected return on plan assets	(2,845)	(2,721)	(8,535)	(8,165)
Amortization of prior service cost	1	1	1	1
Amortization of net loss	984	966	2,954	2,900

Net periodic benefit cost	$513	$770	$1,541	$2,308

Other benefits:
Service cost	$69	$67	$207	$200
Interest cost	155	278	467	835
Amortization of prior service cost (credit)	2	—	5	(1)
Amortization of net gain	(41)	(7)	(125)	(20)

Net periodic benefit cost	$185	$338	$554	$1,014

Note 8 – Income Taxes

The Company’s effective tax rate for the third quarter of 2013 was 40 percent compared with 36 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the third quarter of 2013 were increases related to: (i) the impairment of goodwill of $1.8 million; (ii) increases in the valuation allowance of $1.0 million; (iii) the provision for state income taxes, net of federal benefit of $1.2 million; and (iv) the effect of foreign adjustments of $0.4 million.  These items were partially offset by the U.S. production activities deduction of $1.0 million.

The Company’s effective tax rate for the first nine months of 2013 was 37 percent compared with 31 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first nine months were increases related to: (i) goodwill impairment of $1.8 million and (ii) the provision for state income taxes, net of the federal benefit, of $7.4 million.  These items were partially offset by reductions related to: (i) the effect of foreign tax rates lower than statutory tax rates and other foreign items of $1.1 million; (ii) decreases in valuation allowances of $0.4 million; and (iii) the U.S. production activities deduction of $3.9 million.

The Company’s effective tax rate for the third quarter of 2012 was 36 percent and for the first nine months of 2012 was 31 percent.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first nine months of 2012 were reductions related to: (i) the effect of foreign tax rates lower than statutory tax rates and other foreign items of $3.7 million; (ii) decreases in unrecognized tax benefits of $1.3 million; (iii) decreases in valuation allowances of $0.5 million; and (iv) the U.S. production activities deduction of $2.2 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $2.7 million.

Index

Total unrecognized tax benefits, including derecognized deferred tax assets, at the end of the third quarter were $2.8 million, none of which would impact the effective tax rate, if recognized.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions.  The statute of limitations is open for the Company’s federal tax return and most state income tax returns for 2010 and all subsequent years.  The Internal Revenue Service has audited the Company’s 2009 and 2010 consolidated U.S. federal income tax returns, the results of which were immaterial to the consolidated financial statements.  The statutes of limitations for certain state and foreign returns are open for earlier tax years due to ongoing audits and differing statute periods.  While the Company believes that it is adequately reserved for possible future audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

Note 9 – Derivative Instruments and Hedging Activities

Cash Flow Hedges

Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  The Company occasionally enters into forward fixed-price arrangements with certain customers; the risk of these arrangements is generally managed with commodity futures contracts.  The Company accounts for these futures contracts in accordance with ASC 815, Derivatives and Hedging (ASC 815).  These futures contracts have been designated as cash flow hedges.  The fair value of open futures contracts is recognized as a component of accumulated other comprehensive income (OCI) until the position is closed, which corresponds to the period when the related hedged transaction is recognized in earnings.  Should these contracts no longer meet hedge criteria in accordance with ASC 815, either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge would be immediately reclassified from accumulated other comprehensive income into earnings.  In the next 12 months, the Company will reclassify into earnings realized gains or losses on cash flow hedges; at September 28, 2013, the net fair value of these contracts was a $172 thousand loss position.

At September 28, 2013, the Company held open futures contracts to purchase approximately $18.5 million of copper over the next 18 months related to fixed price sales orders.  The fair value of those futures contracts was a $140 thousand loss position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820)).

Derivative instruments designated as cash flow hedges under ASC 815 are reflected in the Condensed Consolidated Financial Statements as follows:

	September 28, 2013
(In thousands)	Location		Fair Value

Commodity contracts	Other current liabilities:	Gain positions	$222
		Loss positions	(362)

	December 29, 2012
(In thousands)	Location		Fair Value

Commodity contracts	Other current liabilities:	Gain positions	$172
		Loss positions	(420)

Index

The following tables summarize activities related to the Company’s derivative instruments classified as cash flow hedges in accordance with ASC 815:

	Gain (Loss) Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Commodity contracts	$474	$562	$(3,056)	$455

	Loss (Gain) Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Commodity contracts:
Cost of goods sold	$788	$(2)	$3,309	$428

Fair Value Hedges

The Company enters into futures contracts in order to protect the value of inventory against market fluctuations.  These futures contracts have been designated as fair value hedges in accordance with ASC 815.  For fair value hedges, the changes in value of the hedging instrument, as well as the changes in value of the related hedged item, are reflected in current earnings.  Hedge ineffectiveness is reflected in current earnings in the period in which it occurs.

At September 28, 2013, the Company held open futures contracts to sell approximately $61.0 million of copper over the next six months related to inventory.  The fair value of those futures contracts was a $1.2 million loss position and was recorded in other current liabilities.  The fair value was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820).

Derivative instruments designated as fair value hedges under ASC 815 are reflected in the Condensed Consolidated Financial Statements as follows:

	September 28, 2013
(In thousands)	Location		Fair Value

Commodity contracts	Other current liabilities:	Gain positions	$203
		Loss positions	(1,355)

	December 29, 2012
(In thousands)	Location		Fair Value

Commodity contracts	Other current assets:	Gain positions	$1,047
		Loss positions	(548)

Index

The following tables summarize the gains (losses) on the Company’s fair value hedges:

	(Losses) Gains on Fair Value Hedges for the Three Months Ended September 28, 2013
(In thousands)	Location	Amount

(Loss) on the derivatives in designated and qualifying fair value hedges:
Commodity Contracts	Cost of goods sold	$(846)

Gain on the hedged item in designated and qualifying fair value hedges:
Inventory	Cost of goods sold	$1,042

	(Losses) Gains on Fair Value Hedges for the Three Months Ended September 29, 2012
(In thousands)	Location	Amount

(Loss) on the derivatives in designated and qualifying fair value hedges:
Commodity Contracts	Cost of goods sold	$(2,261)

Gain on the hedged item in designated and qualifying fair value hedges:
Inventory	Cost of goods sold	$2,344

	Gains (Losses) on Fair Value Hedges for the Nine Months Ended September 28, 2013
(In thousands)	Location	Amount

Gain on the derivatives in designated and qualifying fair value hedges:
Commodity Contracts	Cost of goods sold	$4,344

(Loss) on the hedged item in designated and qualifying fair value hedges:
Inventory	Cost of goods sold	$(3,770)

Index

	(Losses) Gains on Fair Value Hedges for the Nine Months Ended September 29, 2012
(In thousands)	Location	Amount

(Loss) on the derivatives in designated and qualifying fair value hedges:
Commodity Contracts	Cost of goods sold	$(2,261)

Gain on the hedged item in designated and qualifying fair value hedges:
Inventory	Cost of goods sold	$2,344

Foreign Currency Hedges

During 2012 and 2013, the Company entered into contracts to purchase heavy machinery and equipment. These contracts are denominated in euros.  In anticipation of entering into these contracts, the Company has entered into forward contracts to purchase euros to protect itself against adverse exchange rate fluctuations.  At September 28, 2013, the Company held open forward contracts to purchase approximately 13.7 million euros over the next 18 months.  The fair value of these contracts, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820), was not material to the Company’s financial position, results of operations, or cash flows at September 28, 2013.

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

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at the current market interest rate using observable benchmarks for LIBOR forward rates at the end of the period (Level 2 hierarchy as defined by ASC 820).  The effective portion of the mark-to-market gain or loss is reported as a component of accumulated OCI and subsequently reclassified into earnings when the hedged transactions occur and affect earnings.  Interest payable and receivable under the swap agreement will be accrued and recorded as an adjustment to interest expense.  The fair value of the interest rate swap was a $1.0 million gain position and was recorded in other assets at September 28, 2013.

The following tables summarize the activity related to the interest rate swap:

	Gain (Loss) Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Interest rate swap	$(747)	$—	$649	$—

Index

The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open cash flow and fair value hedge contracts through September 28, 2013 was not material to the Condensed Consolidated Statements of Income.

The Company does not offset the fair value of amounts for derivative instruments and the fair value amounts recognized for the right to reclaim cash collateral.  At September 28, 2013, the Company had recorded restricted cash of $2.9 million related to open futures contracts.

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

Note 11 – Disposal of Long-Lived Assets

On August 9, 2013, the Company sold certain of its plastic fittings manufacturing assets located in Portage, Michigan and Ft. Pierce, Florida.  Simultaneously, the Company entered into a lease agreement with the purchaser of the assets to continue to manufacture and distribute Schedule 40 plastic fittings utilizing the Ft. Pierce assets for a period of approximately eight to 14 months (Transition Period).  The total sales price was $66.2 million, of which $61.2 million was received on August 9, 2013; the remaining $5.0 million will be received at the end of the Transition Period.  This transaction resulted in a pre-tax gain of $39.8 million in the third quarter of 2013, or 81 cents per diluted share after tax.

The net book value of assets disposed was $15.9 million.  For goodwill testing purposes, these assets were part of the SPD reporting unit which is a component of the Company’s Plumbing & Refrigeration operating segment.  Because these assets met the definition of a business in accordance with ASC 805 Business Combinations, $10.5 million of the SPD reporting unit’s goodwill balance was allocated to the disposal group.  The amount of goodwill allocated was based on the relative fair values of the asset group which was disposed and the portion of the SPD reporting unit which was retained.

The Company will continue to manufacture and supply plastic drain, waste, and vent (“DWV”) fittings.  The Company extended its third party supply agreement to complement its product offering with purchased products the Company does not competitively manufacture with its remaining assets.  This supply agreement was originally entered into after the majority of the Company’s plastic manufacturing assets were destroyed in the 2011 fire at its Wynne, Arkansas facility.  The extended supply agreement has an initial five-year term.

With the decision to cease the Company’s manufacturing operations in Portage, there was an evaluation of the remaining long-lived assets for impairment, and it was determined that the carrying value of the land and building were no longer recoverable.  An impairment charge of $3.2 million was recognized during the third quarter of 2013 to adjust the carrying value of the land and building to their estimated fair value.  The fair value estimate was determined by obtaining and evaluating recent sales data for similar assets (Level 2 hierarchy as defined by ASC 820).

Index

Note 12 – Accumulated Other Comprehensive Income

During the first quarter of 2013, the Company adopted Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated OCI by component. In addition, an entity is required to present significant amounts reclassified out of accumulated OCI by the respective line items of net income.

Changes in accumulated OCI by component, net of taxes and noncontrolling interest, were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized (Losses)/Gains on Derivatives	Minimum Pension/OPEB Liability Adjustment	Unrealized Gains on Equity Investments	Total

December 29, 2012	$(3,033)	$(166)	$(39,527)	$103	$(42,623)

Other comprehensive income before reclassifications	211	4,314	79	105	4,709
Amounts reclassified from accumulated OCI	—	(3,309)	1,896	—	(1,413)

Net current-period other comprehensive income	211	1,005	1,975	105	3,296

September 28, 2013	$(2,822)	$839	$(37,552)	$208	$(39,327)

Index

Reclassification adjustments out of accumulated OCI were as follows:

	Amount reclassified from Accumulated OCI
(In thousands)	For the Quarter Ended September 28, 2013	For the Nine Months Ended September 28, 2013	Affected Line Item

Unrealized gains on derivatives:
Closed positions, commodity contracts	$1,046	$4,922	Cost of goods sold
	(258)	(1,613)	Income tax expense
	788	3,309	Net of tax
	—	—	Noncontrolling interest

	$788	$3,309	Net of tax and noncontrolling interest

Amortization of employee benefit items:
Amortization of net loss	$946	$2,835	Selling, general, and administrative expense
	(318)	(939)	Income tax expense
	628	1,896	Net of tax
	—	—	Noncontrolling interest

	$628	$1,896	Net of tax and noncontrolling interest

Note 13 – Subsequent Events

On October 17, 2013, the Company entered into a Stock Purchase Agreement with Commercial Metals Company and Howell Metal Company (“Howell”) providing for the purchase of all of the outstanding capital stock of Howell.  Howell manufactures copper tube and line sets for U.S. distribution.  The purchase price of $58.5 million was funded by cash on-hand.  This is subject to a customary working capital adjustment.  For the twelve months ended August 31, 2013, Howell’s net sales for copper tube and line sets were $156.3 million.

On October 18, 2013, the Company entered into a definitive agreement with KME Yorkshire Limited (“Yorkshire”) to acquire certain assets and assume certain liabilities of Yorkshire for purposes of acquiring its copper tube business.  The consummation of the transaction is subject to the receipt of regulatory approval in the United Kingdom and other customary closing conditions.  Yorkshire produces European standard copper distribution tubes.  The purchase price will be £18.0 million.  In 2012, Yorkshire had annual revenue of £119.0 million.

Index

Note 14 – Recently Issued Accounting Standards

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

SPD manufactures and sells copper tube, copper and plastic fittings, line sets, plastic pipe, and valves in North America and sources products for import distribution in North America.  European Operations manufacture copper tube in Europe, which is sold throughout Europe and the Middle East; activities also include import distribution in the U.K. and Ireland.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The Plumbing & Refrigeration segment sells products to wholesalers in the heating, ventilation, and air-conditioning (HVAC), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers.

Subsequent to the end of the third quarter of 2013, the Company closed on the acquisition of Howell and entered into a definitive agreement to acquire Yorkshire, subject to regulatory approval in the United Kingdom. Howell manufactures copper tube and line sets for U.S. distribution while Yorkshire produces European standard copper distribution tubes.

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

Index

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

The majority of the Company’s manufacturing facilities operated at below capacity during 2012 and the first nine months of 2013 due to reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  The U.S. housing and residential construction market has not fully recovered from the economic downturn during 2008 and 2009.  The years from 2009 through 2011 had the lowest recorded housing starts since recordkeeping began in 1959.  From 1959 through 2007, annual housing starts averaged over 1.5 million units.  Commercial construction has also declined considerably in recent years.  These conditions have significantly affected the demand for virtually all of the Company’s core products in recent years.

Residential construction activity improved in 2012 and the improvement continued in the first nine months of 2013, but is still at levels below historical averages. Continued recovery in the near-term is expected, but may be tempered by continuing high rates of unemployment, tighter lending standards, and rising mortgage rates.  Per the U.S. Census Bureau, actual housing starts in the U.S. were 616 thousand for the first eight months of 2013, up from 502 thousand for the first eight months of 2012.  The August 2013 seasonally adjusted annual rate of new housing starts was 891 thousand, compared with the August 2012 rate of 749 thousand.  While mortgage rates have risen in the first nine months of 2013, they remain at historically low levels, as the average 30-year fixed mortgage rate was approximately 3.89 percent for the first nine months of 2013 and 3.66 percent for the 12 months ended December 2012.

The private non-residential construction sector, which includes offices, industrial and retail projects, began showing modest improvement in 2012 after declining each year from 2009 to 2011.  However, the pace of the improvement appears to have slowed through August 2013.  According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $300.3 billion in August 2013 compared to actual private non-residential value of construction put in place of $287.7 billion for 2012.  The Company expects that most of these conditions will gradually improve, but at an irregular pace.

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

Index

Results of Operations

Third Quarter 2013 compared with Third Quarter 2012

During the third quarter of 2013, the Company’s net sales were $528.9 million, which compares with net sales of $514.2 million over the same period of 2012.   Of the $14.7 million increase in net sales, approximately $18.6 million was due to higher unit sales volume in the Company’s core product lines, partially offset by an $8.2 million decrease due to lower net selling prices in the Plumbing and Refrigeration segment.  Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The Comex average copper price in the third quarter of 2013 was approximately $3.23 per pound, or eight percent lower than the 2012 average of $3.53 per pound.

Cost of goods sold was $456.3 million in the third quarter of 2013 compared with $449.7 million in the same period of 2012.  This increase was due primarily to the increase in unit volume, offset by the decrease in the price of copper, the Company’s principal raw material.

Depreciation and amortization and selling, general, and administrative expenses for the third quarter of 2013 remained consistent with those recorded in the third quarter of 2012.  During the third quarter of 2013, the Company sold certain of its plastic fittings manufacturing assets and recognized a pre-tax gain of $39.8 million, or 81 cents per diluted share after tax.  The Company also recognized fixed asset impairment charges of $4.3 million primarily related to real property retained that was associated with the aforementioned plastic sale transaction.

 Interest expense increased to $1.2 million in the third quarter of 2013 from $0.4 million for the same period in 2012.  The Company redeemed its 6% Subordinated Debentures during June 2012 and did not enter into the Term Loan Facility Credit Agreement until September 2012.

The Company’s effective tax rate for the third quarter of 2013 was 40 percent compared with 36 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the third quarter of 2013 were increases related to: (i) goodwill impairment of $1.8 million; (ii) increases in the valuation allowance of $1.0 million; (iii) the provision for state income taxes, net of federal benefit of $1.2 million; and (iv) the effect of foreign adjustments of $0.4 million.  These items were partially offset by the U.S. production activities deduction of $1.0 million.

Based on the items described above, net income increased to $39.9 million in the third quarter of 2013 from $15.5 million in the third quarter of 2012.

The Company’s earnings per share were favorably affected by the repurchase of 10.4 million shares from Leucadia National Corporation in September of 2012.  After giving effect to this purchase, the outstanding shares were reduced from 38.5 million shares to 28.1 million shares.

Plumbing & Refrigeration Segment

Third quarter net sales by the Plumbing & Refrigeration segment increased to $301.6 million in 2013 from $297.9 million in 2012.  Of the $3.7 million increase in net sales, approximately $9.7 million was due to higher unit sales volume in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings, partially offset by a decrease of $8.2 million related to lower net selling prices.  Cost of goods sold and depreciation and amortization expenses for the third quarter of 2013 were consistent with 2012.  Selling, general, and administrative expenses increased from $18.3 million in the third quarter of 2012 to $20.7 million in the third quarter of 2013.  The $2.4 million increase was primarily due to increased employment costs, including incentive compensation, of $1.3 million, and foreign currency transaction losses of $0.7 million.  During the third quarter of 2013, the segment sold certain of its plastic fittings manufacturing assets and recognized a pre-tax gain of $39.8 million.  It also recognized fixed asset impairment charges of $4.2 million.  Operating income for the segment increased $36.7 million in the third quarter of 2013 over the third quarter of 2012 primarily as a result of these items.

Index

OEM Segment

The OEM segment’s third quarter net sales were $230.4 million in 2013 compared with $221.5 million in 2012.  The $8.9 million increase in net sales was primarily attributable to higher unit sales volume in the segment’s core product lines of brass rod, forgings, impacts, and commercial tube.  Cost of goods sold increased to $201.4 million in the third quarter of 2013 from $196.8 million in the same period of 2012, which was primarily due to the increase in unit sales volume.  Depreciation and amortization remained relatively consistent for both quarters.  Selling, general, and administrative expenses were $5.8 million in the third quarter of 2013 and $6.8 million in the third quarter of 2012.  The $1.0 million decrease was primarily due to higher bad debt expense in 2012.  Operating income increased from $14.4 million in the third quarter of 2012 to $19.9 million in the same period of 2013, due primarily to higher unit sales volume for 2013 in core products.

Nine Months Ended September 28, 2013, compared with Nine Months Ended September 29, 2012

During the nine months ended September 28, 2013, the Company’s net sales were $1.67 billion, which compares with net sales of $1.69 billion over the same period of 2012.   Of the $15.1 million decrease in net sales, approximately $34.7 million was due to lower net selling prices in the Company’s core product lines and approximately $13.1 million was attributable to lower unit sales volume in the OEM segment.  This was partially offset by a $22.8 million increase in unit sales volume in the Plumbing and Refrigeration segment and a $10.7 million increase in the OEM segment related to the sales recorded for Westermeyer, acquired in August of 2012.  The Comex average copper price in the first nine months of 2013 was approximately $3.36 per pound, or seven percent lower than the 2012 average of $3.62 per pound.

Cost of goods sold was $1.44 billion in the first nine months of 2013 compared with $1.47 billion in the same period of 2012.  The year-over-year decrease was due primarily to the decrease in the cost of copper, the Company’s principal raw material.

Depreciation and amortization increased from $23.3 million in the first nine months of 2012 to $24.4 million in 2013.  This is due to an increase in capital spending during 2012 and 2013.  Selling, general, and administrative expenses increased to $99.1 million in the first nine months of 2013 from $97.2 million in 2012; this $1.9 million increase was primarily due to increased employment costs, including incentive compensation, of approximately $3.1 million, partially offset by higher bad debt expense in 2012.

During the nine months ended September 28, 2013, the Company settled the insurance claim related to the September 2011 fire at its Wynne, Arkansas manufacturing operation and recognized a $106.3 million gain.  The Company also sold certain of its plastic fittings manufacturing assets and recognized a pre-tax gain of $39.8 million, or 81 cents per diluted share after tax, and recognized fixed asset impairment charges of $4.3 million.

During the nine months ended September 29, 2012, the Company settled the business interruption portion of its insurance claim related to the July 2009 explosion at the copper tube facility in Fulton, Mississippi, and recognized a $1.5 million gain.

Interest expense decreased to $2.9 million for the nine months ended September 28, 2013, from $5.7 million for the same period in 2012.  This decrease was related to the redemption of the 6% Subordinated Debentures during the second quarter of 2012.

The Company’s effective tax rate for the first nine months of 2013 was 37 percent compared with 31 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first nine months were increases related to (i) goodwill impairment of $1.8 million and (ii) the provision for state income taxes, net of the federal benefit, of $7.4 million.  These items were partially offset by reductions related to: (i) the effect of foreign tax rates lower than statutory tax rates and other foreign items of $1.1 million; (ii) decreases in valuation allowances of $0.4 million; and (iii) the U.S. production activities deduction of $3.9 million.

Index

The Company’s effective tax rate for the first nine months of 2012 was 31 percent.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first nine months of 2012 were reductions related to: (i) the effect of foreign tax rates lower than statutory tax rates and other foreign items of $3.7 million; (ii) decreases in unrecognized tax benefits of $1.3 million; (iii) decreases in valuation allowances of $0.5 million; and (iv) the U.S. production activities deduction of $2.2 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $2.7 million.

Plumbing & Refrigeration Segment

Net sales by the Plumbing & Refrigeration segment in the nine months ended September 28, 2013 were $942.1 million, consistent with net sales of $945.0 million in the same period of 2012.  There was a decrease of $24.1 million due to lower net selling prices, which was partially offset by an increase of $22.8 million attributable to higher unit sales volume in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings.  Cost of goods sold decreased from $808.6 million in the first nine months of 2012 to $800.8 million in the same period of 2013, which was also due to decreasing raw material costs, primarily copper, offset by higher unit sales volume.  Depreciation and amortization remained relatively consistent for both quarters.  Selling, general, and administrative expenses increased $4.2 million primarily due to increased compensation, including incentive compensation, of $4.0 million.  During the first nine months of 2013, the segment recognized a $103.9 million gain related to the settlement of the insurance claim for the September 2011 fire at the Wynne, Arkansas manufacturing operation. It also sold certain of its plastic fittings manufacturing assets and recognized a pre-tax gain of $39.8 million, and recognized fixed asset impairment charges of $4.2 million. Operating income for the segment increased $138.3 million in the third quarter of 2013 over the third quarter of 2012 primarily as a result of these items.

OEM Segment

The OEM segment’s net sales were $741.2 million for the nine months ended September 28, 2013, compared with $761.0 million in 2012.  Of the $19.8 million decrease in net sales, approximately $10.7 million was attributable to lower net selling prices in the segment’s core product lines of brass rod, forgings, impacts, and commercial tube and approximately $13.1 million was due to lower unit volume.  This was partially offset by a $10.7 million increase related to the sales recorded for Westermeyer, acquired in August of 2012.  Cost of goods sold decreased to $651.9 million in the first nine months of 2013 from $676.6 million in the same period of 2012, which was also due to the decrease in average cost of raw materials and decreases in sales volume.  Depreciation and amortization remained relatively consistent for both quarters.  Selling, general, and administrative expenses were $18.2 million in the first nine months of 2013 compared with $20.2 million in the first nine months of 2012.  The $2.0 million decrease was due primarily to decreased employment costs, including incentive compensation, of $1.3 million and higher bad debt expense in 2012.  Operating income increased from $54.2 million in the first nine months of 2012 to $61.2 million in the same period of 2013 primarily as a result of higher margins.

Liquidity and Capital Resources

Cash provided by operating activities during the nine months ended September 28, 2013, totaled $70.0 million, which was primarily attributable to consolidated net income of $158.3 million, partially offset by the gain related to the settlement of the insurance claim for the September 2011 fire in Wynne, Arkansas of $106.3 million and the $39.8 million gain on the sale of the plastic fittings manufacturing assets.  There were also increases due to the non-capital related insurance proceeds of $32.4 million, depreciation and amortization of $24.6 million, an increase in other current liabilities of $19.6 million, and deferred income taxes of $14.2 million.  These cash increases were, offset by increased receivables of $38.4 million.

During the first nine months of 2013, cash provided by investing activities totaled $59.0 million.  The major components of net cash provided by investing activities included $65.0 million for proceeds from the sale of assets, including the plastic fittings manufacturing assets, and $29.9 million for insurance proceeds for property and equipment related to the fire at our Wynne, Arkansas manufacturing operation. These increases were partially offset by $33.4 million used for capital expenditures.

Net cash used in financing activities totaled $6.0 million, which consisted primarily of $10.4 million for payment of regular quarterly dividends to stockholders of the Company, partially offset by $4.9 million received from the net issuance of debt by Mueller-Xingrong.

Index

The Company has significant environmental remediation obligations.  The performance of these obligations is expected to occur over a minimum of 20 years.  Cash used for environmental remediation activities was approximately $0.8 million during the first nine months of 2013.  The Company expects to spend approximately $1.1 million for the remainder of 2013 for ongoing environmental remediation activities.  The timing of a potential payment for a $9.5 million settlement offer has not yet been determined.

The Company’s Credit Agreement provides for an unsecured $350.0 million revolving credit facility (the Revolving Credit Facility) and a $200.0 million Term Loan Facility, both maturing on December 11, 2017.  The Revolving Credit Facility backed approximately $10.0 million in letters of credit at the end of the quarter.  As of September 28, 2013, the Company’s total debt was $239.6 million or 25.7 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of September 28, 2013, the Company was in compliance with all of its debt covenants.

The Company declared and paid a regular quarterly cash dividend of 12.5 cents per common share in the third quarter of 2013.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

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

Management believes that the Credit Agreement, cash generated by operations, and currently available cash of $322.2 million will be adequate to meet the Company’s normal future capital expenditures and operational needs.  The Company’s current ratio was 3.8 to 1 at September 28, 2013.

The Company’s Board of Directors has extended, until October 2014, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 28, 2013, the Company had repurchased approximately 2.4 million shares under this authorization.

On October 17, 2013, the Company announced the acquisition of Howell. The purchase price of $58.5 million was funded by cash on-hand.  In addition, the Company expects to fund the £18.0 million acquisition of Yorkshire with cash on-hand.

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

Index

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with these fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At September 28, 2013, the Company held open futures contracts to purchase approximately $18.5 million of copper through March 2015 related to fixed-price sales orders and open futures contracts to sell approximately $61.0 million of copper through March 2014 to manage the price risk associated with inventory on-hand.

The Company may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated other comprehensive income and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  At September 28, 2013, the Company held no open futures contracts to purchase natural gas.

Interest Rates

At September 28, 2013, the Company had variable-rate debt outstanding of $239.6 million.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows.  The primary interest rate exposures on floating-rate debt are based on LIBOR and on the base-lending rate published by the People’s Bank of China.  There was no fixed rate debt outstanding as of September 28, 2013.

The Company has reduced its exposure to increases in LIBOR by entering into interest rate swap contracts. These contracts have been designated as cash flow hedges.  The fair value of these contracts has been recorded in the Condensed Consolidated Balance Sheets, and the related gains and losses on the contracts are deferred in stockholders’ equity as a component of other comprehensive income.  Deferred gains or losses on the contracts will be recognized in interest expense in the period in which the related interest payment being hedged is expensed.  The interest rate swap agreement has an effective date of January 12, 2015.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  The Company may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated other comprehensive income and reflected in earnings upon collection of receivables or payment of commitments.  At September 28, 2013, the Company had open forward contracts with a financial institution to sell approximately $2.3 million Canadian dollars and 0.9 million euros through December 2013.  It also held open forward contracts to buy approximately 13.7 million euros through March 2015.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of September 28, 2013.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 28, 2013, to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending September 28, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

General

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business.  Additionally, the Company may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Condensed Consolidated Financial Statements.

Extruded Metals Class Action

A purported class action was filed in Michigan Circuit Court by Gaylord L. Miller, and all others similarly situated, against Extruded Metals, Inc. (Extruded) in March 2012 under nuisance, negligence, and gross negligence theories.  It is brought on behalf of all persons in the City of Belding, Michigan, whose property rights have allegedly been interfered with by fallout and/or dust and/or noxious odors, allegedly attributable to Extruded’s operations.  Plaintiffs allege that they have suffered interference with the use and enjoyment of their properties.  They seek compensatory and exemplary damages and injunctive relief.  The Company reached a settlement that was approved by the court on September 26, 2013, and the case has been dismissed. The settlement involves class-wide (the settlement class consist of all current and former residents of Belding, Michigan) release of certain property damage claims, certain commitments by Extruded regarding emissions controls, and a payment of certain fees and costs.

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

As to the claims arising from the Copper Tube Decision brought in the CAT, following the CAT’s grant of approval, the case has now been transferred to the High Court. Mueller’s defenses in response to the contribution claims brought by IMI and Boliden were served on March 15, 2013.  A case management conference is to be held on or about November 28, 2013.

Index

As to the claims arising from the Copper Fittings Decision, these proceedings have been stayed until the next case management conference which is to take place on December 16, 2013.

At this time, the Company does not believe that this matter will have a material impact on its financial position, results of operations, or cash flows.

United States Department of Commerce Antidumping Review

On December 23, 2009, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2008  through October 31, 2009 period of review.  The DOC selected Mueller Comercial as a respondent in the review.  On June 21, 2011, the DOC published the final results of the review and assigned Mueller Comercial an antidumping duty rate of 19.8 percent.  On August 22, 2011, the Company appealed the final results to the CIT.  On December 21, 2012, the CIT issued a decision upholding the Department’s final results in part.  The CIT issued its final judgment on May 2, 2013.  On May 6, 2013, the Company appealed the CIT decision to the U.S. Court of Appeals for the Federal Circuit. The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve of approximately $1.1 million for this matter.

Subsequent to October 31, 2009, Mueller Comercial did not ship subject merchandise to the United States.  Therefore there is zero antidumping duty liability for periods of review after October 31, 2009.

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

Index

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

The Company monitors EPA releases and periodically communicates with the EPA to inquire of the status of the investigation and cleanup of the Lead Refinery site.  As of September 28, 2013, the EPA has not conducted an investigation of the Lead Refinery site, proposed remedies for the Lead Refinery site, or informed Lead Refinery that it is a PRP at the Lead Refinery site.  Until the extent of any remedial action is determined for the Lead Refinery site, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to placement of the Lead Refinery site and adjacent properties on the NPL.  Lead Refinery lacks the financial resources needed to undertake any investigations or remedial action that may be required by the EPA pursuant to CERCLA.

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

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2014, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 28, 2013, the Company had repurchased approximately 2.4 million shares under this authorization.  The Company’s repurchase transaction with Leucadia in September 2012 was completed outside of this authorization. Below is a summary of the Company’s stock repurchases for the period ended September 28, 2013.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

					7,644,530	(1)

June 30 – July 27, 2013	8,964	(2)	$56.10	—

July 28 – August 24, 2013	19,285	(2)	55.38	—

August 25 – September 28, 2013	—	(2)	—	—

(1) Shares available to be purchased under the Company’s ten million share repurchase authorization until October 2014. The extension of the authorization was announced on October 28, 2013.

(2) Shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting.

Index

Item 6. Exhibits

10.1
Asset Purchase Agreement, dated August 9, 2013, by and among Boat Equipment Company, LLC, MCTP, LLC, Mueller Plastics Corporation, Inc. and Mueller Industries, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated August 9, 2013).

10.2
Stock Purchase Agreement by and among Commercial Metals Company, Howell Metal Company and Mueller Copper Tube Products, Inc. dated as of October 17, 2013 (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated October 17, 2013).

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
October 28, 2013	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Richard W. Corman
October 28, 2013	Richard W. Corman
Date	Vice President – Controller

Index

EXHIBIT INDEX

Exhibits	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema