Form 10-K
period 2013-12-28
MUELLER INDUSTRIES INC
filed 2014-02-26
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (901) 753-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 Par Value	New York Stock Exchange

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1,409,029,613.

The number of shares of the Registrant’s common stock outstanding as of February 24, 2014 was 28,334,746 excluding 11,756,756 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into this Report: Registrant’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, scheduled to be mailed on or about March 19, 2014 (Part III).

MUELLER INDUSTRIES, INC.

_____________________

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

____________________

PART I

ITEM 1.	BUSINESS

Introduction

The Company is a leading manufacturer of copper, brass, aluminum, and plastic products.  The range of these products is broad:  copper tube and fittings; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic pipe, fittings and valves; refrigeration valves and fittings; fabricated tubular products; and steel nipples.  The Company also resells imported brass and plastic plumbing valves, malleable iron fittings, faucets and plumbing specialty products.  Mueller’s operations are located throughout the United States and in Canada, Mexico, Great Britain, and China.

The Company’s businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the Original Equipment Manufacturers (OEM) segment.  For disclosure purposes, as permitted under Accounting Standards Codification (ASC) 280, Segment Reporting, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of Standard Products (SPD), European Operations, and Mexican Operations.  The OEM segment is composed of Industrial Products (IPD), Engineered Products (EPD), and Jiangsu Mueller–Xingrong Copper Industries Limited (Mueller-Xingrong), the Company’s Chinese joint venture.  Certain administrative expenses and expenses related primarily to retiree benefits at inactive operations are combined into the Corporate and Eliminations classification.  These reportable segments are described in more detail below.

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

Information concerning segments and geographic information appears under “Note 15 - Industry Segments” in the Notes to Consolidated Financial Statements for the year ended December 28, 2013 in Item 8 of this Report, which is incorporated herein by reference.

The majority of the Company’s manufacturing facilities operated at significantly below capacity during 2012 and 2013 due to the reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.   These conditions have significantly affected the demand for virtually all of the Company’s core products in recent years.

Residential construction activity improved in 2012 and the improvement continued in 2013, but is still at levels below long-term historical averages.  Continued recovery in the near-term is expected, but may be tempered by continuing high rates of unemployment, tighter lending standards, and rising mortgage rates.  According to the U.S. Census Bureau, actual housing starts in the U.S. were 923 thousand in 2013, which compares to 781 thousand in 2012 and 609 thousand in 2011.  While mortgage rates have risen in 2013, they remain at historically low levels, as the average 30-year fixed mortgage rate was approximately 3.98 percent in 2013 and 3.66 percent in 2012.

The private nonresidential construction sector, which includes offices, industrial, health care and retail projects, began showing modest improvement in 2012 after declining each year from 2009 to 2011.   However, the pace of the improvement appears to have slowed through the end of 2013.  According to the U.S. Census Bureau, at December 2013, the seasonally adjusted annual rate of private nonresidential value of construction put in place was $311.3 billion compared to $316.8 billion at December 2012.  The actual private nonresidential value of construction put in place was $296.5 billion in 2013, $297.7 billion in 2012, and $257.5 billion in 2011.  The Company expects that most of these conditions will gradually improve, but at an irregular pace.

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

On October 17, 2013, the Company closed on the acquisition of Howell Metal Company (Howell), and on October 18, 2013 entered into a definitive agreement to acquire KME Yorkshire Limited (Yorkshire), which received regulatory approval in the United Kingdom on February 11, 2014. Howell manufactures copper tube and line sets for U.S. distribution while Yorkshire produces European standard copper distribution tubes.

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

These businesses are highly competitive.  The principal methods of competition for the Company’s products are customer service, availability, and price.  The total amount of order backlog for the Plumbing & Refrigeration segment as of December 28, 2013 was not significant.

The Company competes with various companies, depending on the product line.  In the U.S. copper tube business, the domestic competition includes Cerro Flow Products, Inc., Cambridge-Lee Industries LLC (a subsidiary of Industrias Unidas S.A. de C.V.), and KobeWieland Copper Products LLC, as well as many actual and potential foreign competitors.  In the European copper tube business, Mueller competes with several European-based manufacturers of copper tube as well as other foreign-based manufacturers.  In the copper fittings market, domestic competitors include Elkhart Products Company (a subsidiary of Aalberts Industries N.V.) and NIBCO, Inc., as well as several foreign manufacturers.  Additionally, the Company’s copper tube and fittings businesses compete with a large number of manufacturers of substitute products made from other metals and plastic.  The plastic fittings competitors include NIBCO, Inc., Charlotte Pipe & Foundry, and other companies.  Management believes that no single competitor offers such a wide-ranging product line as Mueller and that this is a competitive advantage in some markets.

OEM Segment

The Company’s OEM segment includes IPD, which manufactures brass rod, nonferrous forgings, and impact extrusions that are sold primarily to OEMs in the plumbing, refrigeration, fluid power, and automotive industries, as well as to other manufacturers and distributors.  The Company extrudes brass, bronze, and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter.  These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, as well as electrical conductivity.  IPD also manufactures brass and aluminum forgings, which are used in a wide variety of products, including automotive components, brass fittings, industrial machinery, valve bodies, gear blanks, and computer hardware.  IPD also serves the automotive, military ordnance, aerospace, and general manufacturing industries with cold-formed aluminum and copper impact extrusions.  Typical applications for impacts are high strength ordnance, high-conductivity electrical components, builders’ hardware, hydraulic systems, automotive parts, and other uses where toughness must be combined with varying complexities of design and finish.  The OEM segment also includes EPD, which manufactures and fabricates valves and custom OEM products for refrigeration and air-conditioning, gas appliance, and barbecue grill applications.  Additionally EPD manufactures shaped and formed tube, produced to tight tolerances, for baseboard heating, appliances, and medical instruments.  The total amount of order backlog for the OEM segment as of December 28, 2013 was not significant.

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

Labor Relations

At December 28, 2013, the Company employed approximately 3,925 employees, of which approximately 2,010 were represented by various unions.  Those union contracts will expire as follows:

Location	Expiration Date
Port Huron, Michigan (Local 218 IAM)	May 1, 2016
Port Huron, Michigan (Local 44 UAW)	July 20, 2016
Belding, Michigan	September 12, 2015
Wynne, Arkansas	June 28, 2015
Fulton, Mississippi	October 31, 2017
North Wales, Pennsylvania	July 31, 2015
Waynesboro, Tennessee	November 7, 2015

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

During recent years, an increasing demand for copper and copper alloy primarily from China had an effect on the global usage of such commodities.  The increased demand for copper (cathode and scrap) and copper alloy products from the export market, from time-to-time may cause a tightening in the domestic raw materials market.  Mueller’s copper tube facilities can accommodate both refined copper and certain grades of copper scrap as the primary feedstock.  The Company has commitments from refined copper producers for a portion of its metal requirements for 2014.  Adequate quantities of copper are currently available.  While the Company will continue to react to market developments, resulting pricing volatility or supply disruptions, if any, could nonetheless adversely affect the Company.

Environmental Proceedings

Compliance with environmental laws and regulations is a matter of high priority for the Company.  Mueller’s provision for environmental matters related to all properties was $1.0 million for 2013, $3.1 million for 2012, and $0.4 million for 2011.  The reserve for environmental matters was $23.6 million at December 28, 2013 and $24.6 million at December 29, 2012.  Environmental costs related to non-operating properties are classified as a component of other income, net and costs related to operating properties are included in cost of goods sold.  The Company does not anticipate that it will need to make material expenditures for compliance activities related to existing environmental matters during the remainder of the 2014 fiscal year, or for the next two fiscal years.

Non-operating Properties

Southeast Kansas Sites

The Kansas Department of Health and Environment (KDHE) has contacted the Company regarding environmental contamination at three former smelter sites in Kansas (Altoona, Iola and East La Harpe).  While the Company believes that legally it is not a successor to the companies that operated these smelter sites, it is discussing possible settlement with KDHE and other potentially responsible parties (PRP) in order to avoid litigation.  In 2008, the Company established a reserve of $9.5 million for this matter.  Another PRP has conducted a site investigation of the Altoona site under a consent decree with KDHE.  The Company and two other PRPs have conducted a site study evaluation of the East La Harpe site under KDHE supervision, and are now discussing sharing the costs of a possible cleanup.  Federal Environmental Protection Agency (EPA) is in the early stages of study and remediation of the Iola site, which it added to the National Priority List (NPL) in May, 2013 as the “Former United Zinc & Associated Smelters” site.

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980s, of sealing mine portals with concrete plugs in mine adits, which were discharging water.  The sealing program achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 Order issued by the QCB, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage.  That order extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new ten-year permit will include an order requiring continued implementation of BMP through 2025 to address residual discharges of acid rock drainage.  At this site, MRRC spent approximately $1.7 million from 2011 through 2013 and estimates that it will spend between approximately $10.0 million and $13.6 million over the next 20 years.

Lead Refinery Site

 U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of MRRC, has conducted corrective action and interim remedial activities and studies (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act.  Site Activities, which began in December 1996, have been substantially concluded.  Lead Refinery is required to perform monitoring and maintenance activities with respect to Site Activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management (IDEM) effective as of March 2, 2013.  Lead Refinery spent approximately $0.1 million annually in 2013, 2012, and 2011 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are between $2.1 million and $2.9 million over the next 20 years.

On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the EPA added the Lead Refinery site, and properties adjacent to the Lead Refinery site, to the NPL.  The NPL is a list of priority sites where the EPA has determined that there has been a release or threatened release of hazardous substances that warrant investigation and, if appropriate, remedial action.  The NPL does not assign liability to any party including the owner or operator of a property placed on the NPL.  The placement of a site on the NPL does not necessarily mean that remedial action must be taken.  On July 17, 2009, Lead Refinery received a written notice from the EPA that the agency is of the view that Lead Refinery may be a PRP under CERCLA in connection with the release or threaten of release of hazardous substances including lead into properties located adjacent to the Lead Refinery site.  There are at least two other PRPs. PRPs under CERCLA include current and former owners and operators of a site, persons who arranged for disposal or treatment of hazardous substances at a site, or persons who accepted hazardous substances for transport to a site.  In November 2012, the EPA adopted a remedy in connection with properties located adjacent to the Lead Refinery site.  The EPA has estimated that the cost to implement the November 2012 remedy will be $30.0 million.

The Company monitors EPA releases and periodically communicates with the EPA to inquire of the status of the investigation and cleanup of the Lead Refinery site.  As of December 28, 2013, the EPA has not conducted an investigation of the Lead Refinery site, proposed remedies for the Lead Refinery site, or informed Lead Refinery that it is a PRP at the Lead Refinery site.  Until the extent of remedial action is determined for the Lead Refinery site, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to placement of the Lead Refinery site and adjacent properties on the NPL.  Lead Refinery lacks the financial resources needed to undertake any investigations or remedial action that may be required by the EPA pursuant to CERCLA.

Operating Properties

Mueller Copper Tube Products, Inc.

In 1999, Mueller Copper Tube Products, Inc. (MCTP), a wholly owned subsidiary, commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant.  MCTP is currently removing trichloroethylene, a cleaning solvent formerly used by MCTP, from the soil and groundwater.  On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation Report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater from the Arkansas Department of Environmental Quality (ADEQ).  The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.  Effective November 17, 2008, MCTP entered into a Settlement Agreement and Administrative Order by Consent to submit a Supplemental Investigation Work Plan (SIWP) and subsequent Final Remediation Work Plan for the site.  By letter dated January 20, 2010, ADEQ approved the SIWP as submitted, with changes acceptable to the Company.  On December 16, 2011, MCTP entered into an amended Administrative Order by Consent to prepare and implement a revised Remediation Work Plan regarding final remediation for the Site.  Construction and installation of the remediation system is under way.  The remediation system was activated in February 2014.  Costs to implement the work plans, including associated general and administrative costs, are approximately $1.9 million over the next ten years.

Other Business Factors

The Registrant’s business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held.  In addition, expenditures for company-sponsored research and development activities were not material during 2013, 2012, or 2011.  No material portion of the Registrant’s business involves governmental contracts.  Seasonality of the Company’s sales is not significant.

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

Although conditions improved in 2012 and continued to improve in 2013, the deterioration of the general economic environment has had a significant negative impact on businesses and consumers around the world since the crisis began in 2008.  The well-publicized downturn in the construction markets, both residential and commercial, including construction lending, may result in protracted decreased demand for our products.  In addition, the impact of the economy on the operations or liquidity of any party with which we conduct our business, including our suppliers and customers, may adversely impact our business.

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

As of December 28, 2013, approximately 2,010 of our 3,925 employees were covered by collective bargaining or similar agreements.  If we are unable to negotiate acceptable new agreements with the unions representing our employees upon expiration of existing contracts, we could experience strikes or other work stoppages.  Strikes or other work stoppages could cause a significant disruption of operations at our facilities, which could have an adverse impact on us.  New or renewal agreements with unions representing our employees could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability.  Higher costs and/or limitations on our ability to operate our facilities and manufacture our products resulting from increased labor costs, strikes or other work stoppages could have a material adverse effect on our results of operations.

In addition, unexpected interruptions in our operations or those of our customers or suppliers due to such causes as weather-related events or acts of God, such as earthquakes, could have an adverse effect on our results of operations.  For example, the EPA has recently found that global climate change would be expected to increase the severity and possibly the frequency of severe weather patterns such as hurricanes.  Although the financial impact of such is not reasonably estimable at this time, should such occur, our operations in certain coastal and flood-prone areas or operations of our customers and suppliers could be adversely affected.  As a result of a fire at our Wynne, Arkansas, location, our copper tube casting operations were destroyed and consequently a significant portion of our redundant casting capacity is no longer available.  If our remaining copper tube casting operations were to become inoperable, for any reason, our domestic copper tube production could be significantly impaired and have a material adverse effect on our results of operations.

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

Location	Approximate Property Size		Description

Plumbing & Refrigeration Segment

Fulton, MS	418,000 sq. ft. 52.37 acres		Copper tube mill. Facility includes extruding, and finishing equipment to produce copper tube, including tube feedstock for the Company’s copper fittings plants and Precision Tube factory.

Fulton, MS	103,000 sq. ft. 11.9 acres		Casting facility. Facility includes casting equipment to produce copper billets used in the adjoining copper tube mill.

Wynne, AR	400,000 sq. ft. 39.2 acres	(1)	Copper tube mill. Facility includes extrusion and finishing equipment to produce copper tube and line sets.

Fulton, MS	58,500 sq. ft. 15.53 acres		Packaging and bar coding facility for retail channel sales.

Fulton, MS	70,000 sq. ft. 7.68 acres	(2)	Copper fittings plant. High-volume facility that produces copper fittings using tube feedstock from the Company’s adjacent copper tube mill.

Covington, TN	159,500 sq. ft. 40.88 acres		Copper fittings plant. Facility produces copper fittings using tube feedstock from the Company’s copper tube mills.

Ontario, CA	211,000 sq. ft.	(3)	Plastics manufacturing plant and distribution center. Produces DWV fittings using injection molding equipment and ABS plastic pipe using pipe extruders.

Fort Pierce, FL	69,875 sq. ft. 5.60 acres		Plastic fittings plant. Produces DWV and pressure fittings using injection molding equipment.

Monterrey, Mexico	152,000 sq. ft.	(3)	Pipe nipples plant. Produces pipe nipples, cut pipe and merchant couplings.

Bilston, England, United Kingdom	402,500 sq. ft. 14.95 acres		Copper tube mill. Facility includes casting, extruding, and finishing equipment to produce copper tube.

(continued)

ITEM 2.	PROPERTIES
(continued)
Location	Approximate Property Size		Description

Phoenix, AZ	61,000 sq. ft.	(3)	Line sets plant. Produces standard and custom-made line sets for HVAC markets.

Atlanta, GA	56,000 sq. ft.	(3)	Line sets plant. Produces standard and custom-made line sets for HVAC markets.

New Market, VA	413,120 sq. ft. 36.15 acres		Copper Tube Mill. Facility includes casting, extruding, and finishing equipment to produce copper tube and line sets.

OEM Segment

Port Huron, MI	322,500 sq. ft. 71.5 acres		Brass rod mill. Facility includes casting, extruding, and finishing equipment to produce brass rods and bars, in various shapes and sizes.

Belding, MI	293,068 sq. ft. 17.64 acres		Brass rod mill. Facility includes casting, extruding, and finishing equipment to produce brass rods and bars, in various shapes and sizes.

Port Huron, MI	127,500 sq. ft.		Forgings plant. Produces brass and aluminum forgings.

Marysville, MI	81,500 sq. ft. 6.72 acres		Aluminum and copper impacts plant. Produces made-to-order parts using cold impact processes.

Hartsville, TN	78,000 sq. ft. 4.51 acres		Refrigeration products plant. Produces products used in refrigeration applications such as ball valves, line valves, and compressor valves.

Carthage, TN	67,520 sq. ft. 10.98 acres		Fabrication facility. Produces precision tubular components and assemblies.

Gordonsville, TN	54,000 sq. ft.	(3)	Fabrication facility. Produces precision tubular components and assemblies.

Waynesboro, TN	57,000 sq. ft. 5.0 acres	(4)	Gas valve plant. Facility produces brass and aluminum valves and assemblies for the gas appliance industry.

North Wales, PA	174,000 sq. ft. 18.9 acres		Precision Tube factory. Facility fabricates copper tube, copper alloy tube, aluminum tube, and fabricated tubular products.

Brighton, MI	65,000 sq. ft.	(3)	Machining operation. Facility machines component parts for supply to automotive industry.

Middletown, OH	55,000 sq. ft. 2.0 acres		Fabricating facility. Produces burner systems and manifolds for the gas appliance industry.

(continued)

ITEM 2.	PROPERTIES
(continued)
Location	Approximate Property Size		Description

Jintan City, Jiangsu Province, China	322,580 sq. ft. 33.0 acres	(5)	Copper tube mill. Facility includes casting, and finishing equipment to produce engineered copper tube primarily for OEMs.

Xinbei District, Changzhou, China	33,940 sq. ft.	(3)	Refrigeration products plant. Produces products used in refrigeration applications such as ball valves, line valves, and compressor valves.

Bluffs, IL	70,000 sq. ft. 10 acres		Fabrication facility. Produces products used in refrigeration applications such as oil separators, accumulators, and heat exchangers.

Guadalupe, MX	70,782 sq. ft.	(3)	Fabrication facility. Produces tubular components, assemblies, and return bends for refrigeration and HVAC markets.

Guadalupe, MX	59,331 sq. ft.	(3)	Gas valve plant. Facility produces brass and aluminum valves and assemblies for the gas appliance industry.

Farmers Branch, TX	54,000 sq. ft.	(3)	Fabrication facility. Produces tubular components, assemblies, and return bends for refrigeration and HVAC markets.

In addition, the Company owns and/or leases other properties used as distribution centers and corporate offices.

(1)	Facility, or some portion thereof, is located on land leased from a local municipality, with an option to purchase at nominal cost.
(2)	Facility is leased under a long-term lease agreement, with an option to purchase at nominal cost.
(3)	Facility is leased under an operating lease.
(4)	Facility is leased from a local municipality for a nominal amount.
(5)	Facility is located on land that is under a long-term land use rights agreement.

ITEM 3.	LEGAL PROCEEDINGS

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

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico to determine the final antidumping duties owed on U.S. imports during the period November 1, 2007 through October 31, 2008, by certain subsidiaries of the Company.  On April 19, 2010, the DOC published the final results of this review and assigned Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) an antidumping duty rate of 48.3 percent.  The Company appealed the final determination to the U.S. Court of International Trade (CIT).  The Company and the United States have reached an agreement to settle the appeal.  As a result, the DOC published on March 22, 2013 the amended final results of the review and assigned Mueller Comercial an antidumping duty rate of 40.5 percent.  U.S. Customs and Border Protection has assessed antidumping duties on subject imports during the period of review.  The Company has established a reserve of approximately $3.1 million for these duties.

On December 23, 2009, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2008  through October 31, 2009 period of review.  The DOC selected Mueller Comercial as a respondent in the review.  On June 21, 2011, the DOC published the final results of the review and assigned Mueller Comercial an antidumping duty rate of 19.8 percent.  On August 22, 2011, the Company appealed the final results to the CIT.  On December 21, 2012, the CIT issued a decision upholding the Department’s final results in part.  The CIT issued its final judgment on May 2, 2013.  On May 6, 2013, the Company appealed the CIT decision to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit). On January 10, 2014, the Federal Circuit held oral argument in the appeal.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve of approximately $1.1 million for this matter.

Subsequent to October 31, 2009, Mueller Comercial did not ship subject merchandise to the United States.  Therefore, there is zero antidumping duty liability for periods of review after October 31, 2009.

United States Department of Commerce and United States International Trade Commission Antidumping Investigations

On September 30, 2009, two subsidiaries of the Company, along with Cerro Flow Products, Inc. and KobeWieland Copper Products LLC (collectively, Petitioners), jointly filed antidumping petitions with the DOC and the U.S. International Trade Commission (ITC) alleging that imports of seamless refined copper pipe and tube from China and Mexico (subject imports) were being sold at less than fair value and were causing material injury (and threatening material injury) to the domestic industry.  On October 1, 2010, the DOC published its final affirmative determinations, finding antidumping rates from 24.89 percent to 28.16 percent for Mexico (as subsequently amended), and from 11.25 percent to 60.85 percent for China.

Since November 22, 2010, as a result of the imposition of the antidumping duty orders on seamless refined copper pipe and tube from Mexico and China, importers have been required to post cash deposits at rates up to 28.16 percent (for Mexico) and up to 60.85 percent (for China).

Over the last two years, the DOC conducted a “new shipper review” of a new Golden Dragon plant in Mexico, followed by the first administrative reviews of imports from Mexico and China (for the period November 22, 2010 through October 31, 2011).  Although Golden Dragon was found to be dumping in the “new shipper review,” the impact of the more recent administrative reviews is that imports from certain companies (i.e., Golden Dragon in China, and Golden Dragon and Nacobre in Mexico) will not be subject to cash deposits requirements until completion of the ongoing second administrative reviews in 2014.  These decisions are currently on appeal, during which time no importers may receive any duty refunds.  Furthermore, all companies in China and Mexico remain subject to the disciplines of the antidumping duty orders and future administrative reviews, and imports from other companies remain subject to cash deposit requirements, including IUSA (24.89 percent) and Luvata (28.16 percent) in Mexico, as well as Hailiang (60.85 percent) and Luvata (36.05 percent) in China.

On December 30, 2013, the DOC initiated the third administrative review of several Chinese and Mexican copper tube producers and/or exporters to the United States in order to establish company-specific dumping rates based on the period November 1, 2012 through October 31, 2013.  The reviews are expected to be completed sometime in 2015.  At this time, the Company is unable to know the final disposition of these administrative reviews.

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

U.K. Actions Relating to the European Commission’s 2004 Copper Tubes Decision and 2006 Copper Fittings Decision

Mueller Industries, Inc., WTC Holding Company, Inc., DENO Holding Company, Inc., Mueller Europe, Limited, and DENO Acquisition EURL (the five Mueller entities) have received letters from counsel for IMI plc and IMI Kynoch Limited (IMI) and from counsel for Boliden AB (Boliden) concerning contribution proceedings by IMI and Boliden against the five Mueller entities regarding copper tube.  In the Competition Appeal Tribunal (the CAT) in the United Kingdom, IMI and Boliden have been served with claims by 21 claimants, all companies within the Travis Perkins Group (TP and the TP Claimants).  The TP Claimants are seeking follow-on damages arising out of conduct described in the European Commission’s September 3, 2004, decision regarding copper tube.  The claims purport to arise from the findings of the European Commission as set forth in that decision.  IMI and Boliden have commenced legal proceedings against the five Mueller entities, and in those proceedings are claiming a contribution for any follow-on damages.  IMI and Boliden have formally served their claims on the five Mueller entities.

Mueller Industries, Inc., Mueller Europe, Limited, and WTC Holding Company, Inc. (the three Mueller entities) also have received a letter from counsel for IMI concerning contribution proceedings by IMI against those three Mueller entities regarding copper fittings.  In the High Court, IMI has been served with claims by 21 TP Claimants.  The TP Claimants are seeking follow-on damages arising out of conduct described in the European Commission’s September 20, 2006, decision regarding copper fittings.  The claims similarly purport to arise from the findings of the European Commission as set forth in that decision.  IMI has commenced legal proceedings against the three Mueller entities, and in those proceedings are claiming a contribution for any follow-on damages.  IMI has formally served its claims on the three Mueller entities.

While the TP Claimants have provided their preliminary calculations of aggregate claimed damages for the copper tube claim and the copper fittings claim, Mueller does not believe these matters will have a material affect on the Consolidated Financial Statements for the contribution claims.

As to the claims arising from the Copper Tube Decision brought in the CAT, following the CAT’s grant of approval, the case has now been transferred to the High Court. Mueller’s defenses in response to the contribution claims brought by IMI and Boliden were served on March 15, 2013.  A case management conference is to be held in May 2014.

As to the claims arising from the Copper Fittings Decision, these proceedings have been stayed until the next case management conference which is to take place in April 2014.

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

On February 8, 2013, the CBSA completed a review process to revise the normal values issued to the Company.  Another review process to revise the normal values was initiated on January 15, 2014 and is scheduled to conclude on May 30, 2014.  Given the small percentage of its products that are sold for export to Canada, the Company does not anticipate any material adverse effect on its financial position, results of operations or cash flows as a result of the antidumping case in Canada.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 24, 2014, the number of holders of record of Mueller’s common stock was approximately 910.  On February 24, 2014, the closing price for Mueller’s common stock on the New York Stock Exchange was $61.28.

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2014, the authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 28, 2013, the Company had repurchased approximately 2.4 million shares under this authorization.  The Company’s repurchase transaction with Leucadia National Corporation in September 2012 was completed outside of this authorization.  Below is a summary of the Company’s stock repurchases for the quarter ended December 28, 2013.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
					7,644,530	(1)
September 29 – October 26, 2013	—	(2)	$—	—

October 27 – November 23, 2013	12,887	(2)	60.17	—

November 24 – December 28, 2013	492	(2)	60.58	—

(1)			Shares available to be purchased under the Company’s ten million share repurchase authorization until October 2014. The extension of the authorization was announced on October 28, 2013.
(2)			Shares tendered to the Company by holders of stock based awards in payment of purchase price and/or withholding taxes upon exercise. In addition, includes restricted stock forfeitures.

The Company’s Board of Directors declared a regular quarterly dividend of 12.5 cents for each fiscal quarter of 2013 and in the fourth quarter of 2012, and 10 cents per share on its common stock for the first three quarters of 2012.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

The high, low, and closing prices of Mueller’s common stock on the New York Stock Exchange for each fiscal quarter of 2013 and 2012 were as follows:

	High	Low	Close
2013

Fourth quarter	$63.28	$53.96	$62.74
Third quarter	58.15	50.33	55.82
Second quarter	54.99	48.10	50.43
First quarter	55.53	48.95	53.29

2012

Fourth quarter	$51.41	$42.43	$49.26
Third quarter	48.48	39.72	45.47
Second quarter	47.28	39.89	42.59
First quarter	49.86	38.16	45.45

PERFORMANCE GRAPH

The following table compares total stockholder return since December 27, 2008 to the Dow Jones U.S. Total Market Index (Total Market Index) and the Dow Jones U.S. Building Materials & Fixtures Index (Building Materials Index).  Total return values for the Total Market Index, the Building Materials Index and the Company were calculated based on cumulative total return values assuming reinvestment of dividends.  The common stock is traded on the New York Stock Exchange under the symbol MLI.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Mueller Industries, Inc., the Dow Jones US Total Return Index, and the Dow Jones US Building Materials & Fixtures Index

$350
$300
$250
$200
$150
$100
$50
$0
12/27/08
12/26/09
12/25/10
12/31/11
12/29/12
12/28/13
Mueller Industries, Inc.
Dow Jones US Total Return
Dow Jones US Building Materials & Fixtures

*$100 invested on 12/27/08 in stock or 12/31/08 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2014 Dow Jones & Co. All rights reserved.

	2008	2009	2010	2011	2012	2013
Mueller Industries, Inc.	100.00	113.83	149.86	176.13	227.96	292.96
Dow Jones U.S. Total Market Index	100.00	128.79	150.24	152.26	177.11	235.51
Dow Jones U.S. Building Materials & Fixtures Index	100.00	112.54	131.33	135.48	206.22	264.38

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share data)		2013		2012		2011		2010		2009

For the fiscal year: (1)

	Net sales	$2,158,541		$2,189,938		$2,417,797		$2,059,797		$1,547,225

	Operating income	270,937	(2)	126,705	(3)	139,802	(4)	136,147	(5)	32,220	(6)

	Net income attributable to Mueller Industries, Inc.	172,600		82,395		86,321		86,171		4,675

	Diluted earnings per share	6.11		2.31	(7)	2.26		2.28		0.12

	Cash dividends per share	0.50		0.425		0.40		0.40		0.40

At year-end:

	Total assets	1,247,767		1,104,155		1,347,604		1,258,996		1,180,141

	Long-term debt	206,250		207,300		156,476		158,226		158,226

(1)
Includes activity of acquired businesses from the following purchase dates: Howell Metal Company, October 17, 2013, Westermeyer Industries, Inc., August 16, 2012, Tube Forming L.P., December 28, 2010, and Linesets, Inc., August 6, 2010.

(2)
Includes $106.3 million pre-tax gain from settlement of insurance claims, $39.8 million pre-tax gain from the sale of the Company’s Schedule 40 pressure plastic fittings business along with the sale of certain other plastic fittings manufacturing assets, and pre-tax impairment charges of $4.3 million primarily related to real property associated with the aforementioned plastics sale transaction.

(3)
Includes deferred recognition of $8.0 million gain from liquidation of LIFO inventory layers, $4.1 million net gain from settlement of litigation, $1.5 million gain from settlement of insurance claims, and severance charges of $3.4 million.

(4)	Includes $10.5 million gain from settlement of litigation.

(5)	Includes $22.7 million gain from settlement of insurance claims.

(6)	Includes impairment charges of $29.8 million, primarily related to goodwill.

(7)	Includes the impact of 10.4 million shares repurchased from Leucadia National Corporation in September 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of December 28, 2013.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 28, 2013 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company acquired Howell Metal Company (Howell) during October 2013, and has excluded that business from management’s assessment of internal controls.  The total value of assets of Howell at year-end was $58.1 million, which represents five percent of the Company’s consolidated total assets at December 28, 2013.  Net sales and net income of Howell from the date of acquisition represents less than one percent of the consolidated net sales and net income of the Company for 2013.  Accordingly, these acquired businesses are not included in the scope of this report.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 28, 2013 based on the control criteria established in a report entitled Internal Control—Integrated Framework, (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such evaluation management has concluded that our internal control over financial reporting is effective as of December 28, 2013.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 28, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Industries, Inc.

We have audited Mueller Industries, Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Mueller Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Howell Metal Company, which is included in the 2013 consolidated financial statements of Mueller Industries, Inc. and constituted $58.1 million and $54.3 million of total and net assets, respectively, as of December 28, 2013, and $17.1 million and $1.0 million of net sales and net loss, respectively, for the year then ended.  Our audit of internal control over financial reporting of Mueller Industries, Inc. also did not include an evaluation of the internal control over financial reporting of Howell Metal Company.

In our opinion, Mueller Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mueller Industries, Inc. as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 28, 2013 and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Memphis, Tennessee
February 26, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is contained under the captions “Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees,” “Corporate Governance,” “Report of the Audit Committee of the Board of Directors,” and “Section 16(a) Beneficial Ownership Compliance Reporting” in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC on or about March 19, 2014, which is incorporated herein by reference.

The Company intends to disclose any amendments to its Code of Business Conduct and Ethics by posting such information to the Company’s website at www.muellerindustries.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption “Compensation Discussion and Analysis,” “Summary Compensation Table for 2013,” “2013 Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal 2013 Year-End,” “2013 Option Exercises and Stock Vested,” “Potential Payments Upon Termination of Employment or Change in Control as of the End of 2013,” “2013 Director Compensation,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “Corporate Governance” in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC on or about March 19, 2014, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table discloses information regarding the securities to be issued and the securities remaining available for issuance under the Registrant’s stock-based incentive plans as of December 28, 2013 (shares in thousands):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	589	$29.34	195	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	589	$29.34	195

(1)
Of the 195 thousand securities remaining available for issuance under the equity compensation plans, 177 thousand are available under the Company’s 2009 Stock Incentive Plan for issuance of restricted stock, stock appreciation rights, or stock options. The remaining securities are available for issuance of stock options to the Board of Directors only.

Other information required by Item 12 is contained under the captions “Principal Stockholders” and “Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees” in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC on or about March 19, 2014, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption “Corporate Governance” in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC on or about March 19, 2014, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is contained under the caption “Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC on or about March 19, 2014, which is incorporated herein by reference.

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

3.2
Amended and Restated By-laws of the Registrant, effective as of November 8, 2013 (Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, dated November 8, 2013).

4.1
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

10.2
Amendment No. 1, dated December 2, 2008, to the Amended and Restated Consulting Agreement, dated October 25, 2007, by and between the Registrant and Harvey Karp (Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K, dated February 24, 2009, for the fiscal year ended December 27, 2008).

	10.3	Letter Agreement with Harvey Karp, dated as of May 11, 2011 (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated May 16 2011).

10.4
Amended and Restated Employment Agreement, effective October 30, 2008, by and between the Registrant and Gregory L. Christopher (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated December 26, 2008).

10.5
Mueller Industries, Inc. 1994 Non-Employee Director Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002 and Exhibit 99.6 of the Registrant’s Current Report on Form 8-K, dated August 31, 2004).

10.6
Mueller Industries, Inc. 1998 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K, dated March 24, 2003, for the fiscal year ended December 28, 2002 and Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, dated August 31, 2004).

10.7
Mueller Industries, Inc. 2002 Stock Option Plan Amended and Restated as of February 16, 2006 (Incorporated herein by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K, dated February 28, 2007, for the fiscal year ended December 30, 2006).

10.8
Mueller Industries, Inc. 2009 Stock Incentive Plan (Incorporated by reference from Appendix I to the Company’s 2009 Definitive Proxy Statement with respect to the Company’s 2009 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on March 26, 2009).

10.9
Amendment to the Mueller Industries, Inc. 2002 Stock Option Plan, dated July 11, 2011 (Incorporated herein by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K, dated February 28, 2012, for the fiscal year ended December 31, 2011).

10.10
Amendment to the Mueller Industries, Inc. 2009 Stock Incentive Plan, dated July 11, 2011 (Incorporated herein by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K, dated February 28, 2012, for the fiscal year ended December 31, 2011).

10.11
Mueller Industries, Inc. 2011 Annual Bonus Plan (Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K, dated February 28, 2012, for the fiscal year ended December 31, 2011).

10.12	Summary description of the Registrant’s 2014 incentive plan for certain key employees.

10.13
Amended Credit Agreement, dated as of March 7, 2011, among the Registrant (as Borrower) and Bank of America, N.A. (as agent), and certain lenders named therein, following adoption of Amendment No. 2 dated December 11, 2012 (Incorporated herein by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K, dated February 27, 2013, for the fiscal year ended December 29, 2012).

10.14
Amendment No. 1 to Credit Agreement among the Registrant (as borrower), Bank of America, N.A. (as agent), and certain lenders named therein dated August 12, 2011 (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, for the Quarterly period ended October 1, 2011, dated October 27, 2011).

10.15
Amendment No. 2 to Credit Agreement among the Registrant (as borrower), Bank of America, N.A. (as agent), and certain lenders named therein dated December 11, 2012  (Incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K, dated February 27, 2013, for the fiscal year ended December 29, 2012).

10.16
Share Repurchase Agreement, dated as of September 23, 2012, by and among Mueller Industries, Inc., Leucadia National Corporation and BEI-Longhorn, LLC. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated September 24, 2012).

10.17
Amended and Restated Letter Agreement, dated as of September 23, 2012, by and between Mueller Industries, Inc. and Leucadia National Corporation (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated September 24, 2012).

10.18
Separation Agreement by and between the Registrant and Kent A. McKee, dated November 7, 2012 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated November 9, 2012).

10.19
Amendment No. 1 to Amended and Restated Employment Agreement by and between the Registrant and Gregory L. Christopher, dated February 14, 2013 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated February 14, 2013).

10.20
Asset Purchase Agreement, dated August 9, 2013, by and among Boat Equipment, LLC, MCTP, LLC, Mueller Plastics Corporation, Inc. and Mueller Industries, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated August 9, 2013).

10.21
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2014.

MUELLER INDUSTRIES, INC.

/s/ Gregory L. Christopher
Gregory L. Christopher, Chief Executive Officer (Principal Executive Officer), and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gary S. Gladstein	Chairman of the Board, and Director	February 26, 2014
Gary S. Gladstein

/s/ Gregory L. Christopher	Chief Executive Officer	February 26, 2014
Gregory L. Christopher	(Principal Executive Officer), and Director

/s/ Paul J. Flaherty	Director	February 26, 2014
Paul J. Flaherty

/s/ Gennaro J. Fulvio	Director	February 26, 2014
Gennaro J. Fulvio

/s/ Scott J. Goldman	Director	February 26, 2014
Scott J. Goldman

/s/ Terry Hermanson	Director	February 26, 2014
Terry Hermanson

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title	Date

/s/ Jeffrey A. Martin	February 26, 2014
Jeffrey A. Martin
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Richard W. Corman	February 26, 2014
Richard W. Corman
Vice President – Controller

MUELLER INDUSTRIES, INC.

FINANCIAL STATEMENT SCHEDULE

Schedule for the years ended December 28, 2013, December 29, 2012, and December 31, 2011

Valuation and Qualifying Accounts (Schedule II)	F- 53

FINANCIAL REVIEW

Overview

The Company is a leading manufacturer of copper, brass, aluminum, and plastic products.  The range of these products is broad:  copper tube and fittings; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic pipe, fittings and valves; refrigeration valves and fittings; fabricated tubular products; and steel nipples.  The Company also resells imported brass and plastic plumbing valves, malleable iron fittings, faucets and plumbing specialty products.  Mueller’s operations are located throughout the United States and in Canada, Mexico, Great Britain, and China.

The Company’s businesses are aggregated into two reportable segments: the Plumbing & Refrigeration segment and the OEM segment.  For disclosure purposes, as permitted under ASC 280, Segment Reporting, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of the SPD, European Operations, and Mexican Operations.  The OEM segment is composed of the IPD, EPD, and Mueller-Xingrong, the Company’s Chinese joint venture.  Certain administrative expenses and expenses related primarily to retiree benefits at inactive operations are combined into the Corporate and Eliminations classification.  These reportable segments are described in more detail below.

SPD manufactures and sells copper tube, copper and plastic fittings, line sets, plastic pipe, and valves in North America and sources products for import distribution in North America.  European Operations manufacture copper tube in Europe, which is sold in Europe and the Middle East; activities also include import distribution in the U.K. and Ireland.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The Plumbing & Refrigeration segment sells products to wholesalers in the HVAC, plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers.

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

The majority of the Company’s manufacturing facilities operated at significantly below capacity during 2012 and 2013 due to the reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.   These conditions have significantly affected the demand for virtually all of the Company’s core products in recent years.

Residential construction activity improved in 2012 and the improvement continued in 2013, but is still at levels below long-term historical averages.  Continued recovery in the near-term is expected, but may be tempered by continuing high rates of unemployment, tighter lending standards, and rising mortgage rates.  According to the U.S. Census Bureau, actual housing starts in the U.S. were 923 thousand in 2013, which compares to 781 thousand in 2012 and 609 thousand in 2011.  While mortgage rates have risen in 2013, they remain at historically low levels, as the average 30-year fixed mortgage rate was approximately 3.98 percent in 2013 and 3.66 percent in 2012.

The private non-residential construction sector, which includes offices, industrial, health care and retail projects, began showing modest improvement in 2012 after declining each year from 2009 to 2011.   However, the pace of the improvement appears to have slowed through the end of 2013.  According to the U.S. Census Bureau, at December 2013, the seasonally adjusted annual rate of private nonresidential value construction was $311.3 billion compared to $316.8 billion at December 2012.  The actual private nonresidential value of construction put in place was $296.5 billion in 2013, $297.7 billion in 2012, and $257.5 billion in 2011.  The Company expects that most of these conditions will gradually improve, but at an irregular pace.

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

The fiscal years ended December 28, 2013 and December 29, 2012 contained 52 weeks, while the year ended December 31, 2011 contained 53 weeks.

Results of Operations

2013 Performance Compared with 2012

Consolidated net sales in 2013 were $2.16 billion, a one percent decrease compared with net sales of $2.19 billion in 2012.  Of the $31.4 million decrease, approximately $58.6 million was due to lower net selling prices in the Company’s core product lines and approximately $12.7 million was due to lower unit sales volume in the OEM segment.  This was partially offset by a $28.0 million increase in unit sales volume in the Plumbing and Refrigeration segment, of which $14.3 million was related to the sales recorded for Howell Metal Company (Howell), acquired in October 2013, and an $11.1 million increase in the OEM segment related to the sales recorded for Westermeyer, acquired in August 2012.  Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The Comex average copper price in 2013 was approximately $3.34 per pound, or seven percent lower than the 2012 average of $3.61 per pound.

Cost of goods sold was $1.86 billion in 2013 compared with $1.90 billion in 2012.  The year-over-year decrease was due primarily to the decrease in the price of copper, the Company’s principal raw material, offset by the recognition of a gain from LIFO liquidation that resulted in a reduction of approximately $8.0 million to cost of sales in 2012.

Depreciation and amortization increased from $31.5 million in 2012 to $32.4 million in 2013 due to an increase in capital spending in 2012 and 2013.  Selling, general, and administrative expenses increased to $134.9 million in 2013; this $5.4 million increase was primarily due to increased legal fees of $3.0 million, increased bad debt expense of $1.0 million, and increased software purchases of $0.7 million.

During 2013, the Company settled the insurance claim related to the September 2011 fire at its Wynne, Arkansas manufacturing operation and recognized a $106.3 million gain.  The Company also sold certain of its plastic fittings manufacturing assets and recognized a pre-tax gain of $39.8 million, or 81 cents per diluted share after tax, and recognized fixed asset impairment charges of $4.3 million.

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

Interest expense decreased to $4.0 million in 2013 from $6.9 million in 2012. This decrease was related to the redemption of the 6% Subordinated Debentures during the second quarter of 2012. In addition, during 2013 the Company capitalized interest expense related to certain capital projects.  Other income, net was $4.5 million in 2013 compared with $0.5 million for 2012.  This increase was primarily due to a $3.0 million gain on the sale of a non-operating property and a $0.3 million decrease in the provision for environmental remediation.

Income tax expense was $98.1 million, for an effective rate of 36 percent.  This rate was higher than what would be computed using the U.S. statutory federal rate primarily due to state tax expense, net of federal benefit, of $6.4 million, and the impact of goodwill disposition of $1.8 million.  These increases were partially offset by the U.S. production activities deduction benefit of $4.4 million and the effect of lower foreign tax rates and other foreign adjustments of $1.0 million.

The Company’s employment was approximately 3,925 at the end of 2013 compared with 3,775 at the end of 2012.

Plumbing & Refrigeration Segment

Net sales by the Plumbing & Refrigeration segment decreased one percent to $1.23 billion in 2013 from $1.24 billion in 2012.  Of the $12.9 million decrease in net sales, approximately $40.0 million was attributable to lower net selling prices in the segment’s core product lines consisting primarily of copper tube, line sets, and fittings, which was partially offset by an increase of $28.0 million attributable to higher unit sales volume, of which $14.3 million was related to the sales recorded for Howell, acquired in October 2013.  Cost of goods sold decreased from $1.06 billion in 2012 to $1.04 billion in 2013, which was also due to decreasing raw material prices, primarily copper, offset by higher unit sales volume.  In addition, the Company recognized a deferred gain from LIFO liquidation that resulted in a reduction of approximately $8.0 million to cost of sales for the segment in 2012.  Depreciation and amortization increased from $16.5 million in 2012 to $17.1 million in 2013 due to increases in capital spending in 2012 and 2013.  Selling, general, and administrative expense increased from $75.4 million in 2012 to $85.5 million in 2013.  The increase is primarily due to higher employment costs, including incentive compensation, of $5.4 million, an increase in legal fees of $1.3 million, and an increase in bad debt expense of $1.0 million.  During 2013, the segment recognized a $103.9 million gain related to the settlement of the insurance claim for the September 2011 fire at the Wynne, Arkansas manufacturing operation.  It also sold certain of its plastic fittings manufacturing assets and recognized a pre-tax gain of $39.8 million, and recognized fixed asset impairment charges of $4.2 million. In 2012, the Company settled the business interruption portion of its insurance claim related to the July 2009 explosion at its copper tube facility in Fulton, Mississippi and recorded a $1.5 million gain.

OEM Segment

The OEM segment’s net sales were $947.8 million in 2013 compared with $974.6 million in 2012.  Of the $26.8 million decrease in net sales, approximately $18.6 million was due to lower net selling prices in the segment’s core product lines of brass rod, forgings, and commercial tube and approximately $12.7 million was due to lower unit sales volume.  This was partially offset by an $11.1 million increase related to the sales recorded for Westermeyer, acquired in August 2012.  Cost of goods sold decreased to $833.5 million in 2013 from $866.4 million in 2012, which was also due to the decrease in the average costs of raw materials and lower unit sales volume.  Depreciation and amortization remained relatively consistent.  Selling, general, and administrative expenses were $24.5 million in 2013 compared with $27.7 million in 2012.  The decrease is due primarily to decreased employment costs, including incentive compensation, of $1.0 million, and losses on fixed asset impairments recorded in 2012.  Operating income increased from $67.1 million in 2012 to $76.6 million in 2013 primarily as a result of higher margins.

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

 Liquidity and Capital Resources

Cash and cash equivalents increased to $311.8 million at December 28, 2013, from $198.9 million at December 29, 2012, a net increase of $112.9 million.  Major components of the change included $128.5 million of cash provided by operating activities, $3.0 million of cash used in investing activities and $13.6 million of cash used in financing activities.

Of the cash and cash equivalents held at December 28, 2013, $123.8 million was held by foreign subsidiaries.  The Company expects to repatriate $1.5 million of this cash and has accrued deferred tax on these earnings.  All other earnings of the foreign subsidiaries are considered to be permanently reinvested, and it is not practicable to compute the potential deferred tax liability associated with these undistributed foreign earnings.  The Company believes that cash held domestically, funds available through the credit agreement, and cash generated from U.S. based operations will be adequate to meet the future needs of the U.S. based operations.

The primary components of cash provided by operating activities were consolidated net income of $173.3 million, partially offset by the gain related to the settlement of the insurance claim for the September 2011 fire in Wynne, Arkansas of $106.3 million and the $39.8 million gain on the sale of the plastic fittings manufacturing assets. There were also increases due to the non-capital related insurance proceeds of $32.4 million, changes in working capital, and non-cash adjustments primarily consisting of depreciation and amortization of $30.9 million and deferred income taxes of $19.2 million.  Major changes in working capital included a $19.4 million decrease in trade accounts receivable and a $14.1 million decrease in current liabilities.  Changes in the components of working capital are heavily driven by the changes in raw material prices, primarily copper.

The major components of net cash used in investing activities in 2013 included $55.3 million for the acquisition of Howell Metal Company and $41.3 million used for capital expenditures. These decreases were partially offset by $65.1 million for proceeds from the sale of assets, including certain plastic fittings manufacturing assets, and $29.9 million for insurance proceeds for property and equipment related to the fire at our Wynne, Arkansas manufacturing operation.

Net cash used in financing activities totaled $13.6 million, which consisted primarily of $13.9 million for payment of regular quarterly dividends to stockholders of the Company.

The Company spent approximately $2.0 million during 2013 for environmental matters.  As of December 28, 2013, the Company expects to spend $1.4 million in 2014, $0.9 million in 2015, $0.8 million in 2016, $0.8 million in 2017, $0.8 million in 2018, and $9.4 million thereafter for ongoing projects.  The timing of a potential payment for a $9.5 million settlement offer related to the Southeast Kansas Sites has not yet been determined.

The Company’s Credit Agreement provides for an unsecured $350.0 million revolving credit facility (the Revolving Credit Facility) and a $200.0 million Term Loan Facility, both maturing on December 11, 2017.  The Revolving Credit Facility backed approximately $10.0 million in letters of credit at the end of 2013.  As of December 28, 2013, the Company’s total debt was $235.3 million or 24.2 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of December 28, 2013, the Company was in compliance with all of its debt covenants.

Contractual cash obligations of the Company as of December 28, 2013 included the following:

		Payments Due by Year
(In millions)	Total	2014	2015-2016	2017-2018	Thereafter
Deb
Debt	$235.3	$29.1	$2.0	$202.0	$2.2
Consulting agreement (1)	4.0	1.3	2.0	0.7	—
Operating leases	24.0	6.7	10.3	5.6	1.4
Heavy machinery and equipment commitments	13.1	11.7	1.4	—	—
Purchase commitments (2)	524.5	524.5	—	—	—
Interest payments (3)	19.8	3.2	11.1	5.5	—

Total contractual cash obligations	$820.7	$576.5	$26.8	$213.8	$3.6

(1)	See Note 10 to Consolidated Financial Statements.

(2)
The Company has contractual supply commitments for raw materials totaling $491.3 million at year-end prices; these contracts contain variable pricing based on Comex and the London Metals Exchange.  These commitments are for purchases of raw materials that are expected to be consumed in the ordinary course of business.

(3)
These payments represent interest on variable rate debt based on rates in effect at December 28, 2013.  The Company has entered into an interest rate swap, effective January 12, 2015, which will fix the interest rate associated with the majority of its variable rate debt.

The above obligations will be satisfied with existing cash, the credit agreement, and cash generated by operations.  Cash used to fund pension and other postretirement benefit obligations was $2.8 million in 2013 and $4.3 million in 2012.  The Company has no off-balance sheet financing arrangements except for the operating leases identified above.

Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.  The price of copper has fluctuated significantly and averaged approximately $3.34 in 2013, $3.61 in 2012, and $4.01 in 2011.

The Company’s Board of Directors declared a regular quarterly dividend of 12.5 cents for each fiscal quarter of 2013 and in the fourth quarter of 2012, and 10 cents per share on its common stock for the first three quarters of 2012.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

Management believes that cash provided by operations, the credit agreement, and currently available cash of $311.8 million will be adequate to meet the Company’s normal future capital expenditure and operational needs.  The Company’s current ratio (current assets divided by current liabilities) was 4.0 to 1 as of December 28, 2013.

The Company’s Board of Directors has extended, until October 2014, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 28, 2013, the Company had repurchased approximately 2.4 million shares under this authorization.  The Company’s repurchase transaction with Leucadia National Corporation in September 2012 was completed outside of this authorization.

On October 17, 2013, the Company announced the acquisition of Howell. The purchase price of $55.3 million was funded by cash on-hand.

On October 18, 2013, the Company entered into a definitive agreement with KME Yorksire Limited (KME) to acquire certain assets and assume certain liabilities of KME for purposes of acquiring KME’s Yorkshire Copper Tube business.  This transaction received regulatory approval in the United Kingdom on February 11, 2014.  The Company expects to fund the £18.0 million, or approximately $29.7 million, acquisition of Yorkshire with cash on-hand.

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

The Company occasionally enters into forward fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (OCI) and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At year-end, the Company held open futures contracts to purchase approximately $15.9 million of copper over the next 15 months related to fixed-price sales orders and to sell approximately $70.6 million of copper over the next five months related to copper inventory.

The Company may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to futures positions are deferred in equity as a component of OCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  There were no open futures contracts to purchase natural gas at December 28, 2013.

Interest Rates

The Company had variable-rate debt outstanding of $235.3 million at December 28, 2013 and $234.9 million at December 29, 2012.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pre-tax earnings and cash flows.  The primary interest rate exposures on floating-rate debt are based on LIBOR and the base-lending rate published by the People’s Bank of China.  There was no fixed-rate debt outstanding as of December 28, 2013 or December 29, 2012.

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

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  The Company may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of accumulated OCI and reflected in earnings upon collection of receivables or payment of commitments.  At December 28, 2013, the Company had open forward contracts with a financial institution to sell approximately 1.5 million Canadian dollars and 0.7 million euros through March 2014. It also held open futures contracts to buy approximately 10.5 million euros through March 2015.

The Company’s primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars.  The primary currencies to which the Company is exposed include the Canadian dollar, the British pound sterling, the euro, the Mexican peso, and the Chinese renminbi.  The Company generally views as long-term its investments in foreign subsidiaries with a functional currency other than the U.S. dollar.  As a result, the Company generally does not hedge these net investments.  The net investment in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates was $174.8 million at December 28, 2013 and $168.0 million at December 29, 2012.  The potential loss in value of the Company’s net investment in foreign subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at December 28, 2013 and December 29, 2012 amounted to $17.5 million and $16.8 million, respectively.  This change would be reflected in the foreign currency translation component of accumulated OCI in the equity section of the Company’s Consolidated Balance Sheets, until the foreign subsidiaries are sold or otherwise disposed.

The Company has significant investments in foreign operations whose functional currency is the British pound sterling and the Mexican peso.  During 2013, the value of the Mexican peso decreased approximately one percent and the British pound increased approximately two percent relative to the U.S. dollar, respectively.  The resulting foreign currency translation gains were recorded as a component of OCI.

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

The Company has two reporting units with goodwill. One of these reporting units is included in the Plumbing and Refrigeration segment, and one is included in the OEM segment.

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

Environmental expenses that relate to ongoing operations are included as a component of cost of goods sold.  Environmental expenses related to non-operating properties are included in other income, net in the Consolidated Statements of Income.

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

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 28, 2013, December 29, 2012, and December 31, 2011

(In thousands, except per share data)	2013	2012	2011

Net sales	$2,158,541	$2,189,938	$2,417,797

Cost of goods sold	1,862,089	1,904,463	2,115,677
Depreciation and amortization	32,394	31,495	36,865
Selling, general, and administrative expense	134,914	129,456	135,953
Insurance settlements	(106,332)	(1,500)	—
Gain on sale of plastic fittings manufacturing assets	(39,765)	—	—
Impairment charges	4,304	—	—
Litigation settlements	—	(4,050)	(10,500)
Severance	—	3,369	—

Operating income	270,937	126,705	139,802

Interest expense	(3,990)	(6,890)	(11,553)
Other income, net	4,451	539	1,912

Income before income taxes	271,398	120,354	130,161

Income tax expense	(98,109)	(36,681)	(43,075)

Consolidated net income	173,289	83,673	87,086

Less net income attributable to noncontrolling interest	(689)	(1,278)	(765)

Net income attributable to Mueller Industries, Inc.	$172,600	$82,395	$86,321

Weighted average shares for basic earnings per share	27,871	35,332	37,835
Effect of dilutive stock-based awards	371	414	361

Adjusted weighted average shares for diluted earnings per share	28,242	35,746	38,196

Basic earnings per share	$6.19	$2.33	$2.28

Diluted earnings per share	$6.11	$2.31	$2.26

Dividends per share	$0.50	$0.425	$0.40

See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 28, 2013, December 29, 2012, and December 31, 2011

(In thousands)	2013	2012	2011

Consolidated net income	$173,289	$83,673	$87,086

Other comprehensive income (loss), net of tax:
Foreign currency translation	3,285	8,070	232
Net change with respect to derivative instruments and hedging activities (1)	1,713	255	(988)
Net actuarial gain (loss) on pension and postretirement obligations (2)	27,369	(847)	(10,378)
Other, net	151	14	(81)

Total other comprehensive income (loss)	32,518	7,492	(11,215)

Comprehensive income	205,807	91,165	75,871
Less comprehensive income attributable to noncontrolling interest	(1,404)	(1,984)	(1,913)

Comprehensive income attributable to Mueller Industries, Inc.	$204,403	$89,181	$73,958

See accompanying notes to consolidated financial statements.

(1) Net of taxes of $(962) in 2013, $(162) in 2012, and $559 in 2011

(2) Net of taxes of $(15,015) in 2013, $94 in 2012, and $4,786 in 2011

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 28, 2013 and December 29, 2012

(In thousands, except share data)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$311,800	$198,934
Accounts receivable, less allowance for doubtful accounts of $2,391 in 2013 and $1,644 in 2012	271,847	271,093
Inventories	251,716	229,434
Current deferred income taxes	8,106	26,438
Other current assets	31,248	21,295

Total current assets	874,717	747,194

Property, plant, and equipment, net	244,457	233,263
Goodwill, net	94,357	104,579
Other assets	34,236	19,119

Total Assets	$1,247,767	$1,104,155

Liabilities
Current liabilities:
Current portion of debt	$29,083	$27,570
Accounts payable	80,897	87,574
Accrued wages and other employee costs	37,109	34,378
Other current liabilities	72,167	109,174

Total current liabilities	219,256	258,696

Long-term debt, less current portion	206,250	207,300
Pension liabilities	10,645	35,187
Postretirement benefits other than pensions	16,781	19,832
Environmental reserves	22,144	22,597
Deferred income taxes	35,975	20,910
Other noncurrent liabilities	849	1,667

Total liabilities	511,900	566,189

Equity
Mueller Industries, Inc. stockholders’ equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 40,091,502; outstanding 28,302,337 in 2013 and 28,099,635 in 2012	401	401
Additional paid-in capital	267,142	267,826
Retained earnings	908,274	749,777
Accumulated other comprehensive loss	(10,819)	(42,623)
Treasury common stock, at cost	(461,593)	(468,473)

Total Mueller Industries, Inc. stockholders’ equity	703,405	506,908
Noncontrolling interest	32,462	31,058

Total equity	735,867	537,966

Commitments and contingencies	—	—

Total Liabilities and Equity	$1,247,767	$1,104,155

See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 28, 2013, December 29, 2012, and December 31, 2011

(In thousands)	2013	2012	2011
Operating activities:
Consolidated net income	$173,289	$83,673	$87,086
Reconciliation of net income to net cash provided by operating activities:
Depreciation	30,946	30,326	35,966
Amortization of intangibles	1,448	1,169	899
Amortization of debt issuance costs	299	438	397
Stock-based compensation expense	5,704	6,136	3,482
Insurance settlements	(106,332)	(1,500)	—
Gain on sale of plastic fittings manufacturing assets	(39,765)	—	—
Insurance proceeds – noncapital related	32,395	14,250	10,000
Impairment charges	4,304	—	—
Income tax benefit from exercise of stock options	(719)	(2,528)	(853)
Deferred income taxes	19,213	(1,284)	(4,190)
(Recovery of) provision for doubtful accounts receivable	(273)	837	(229)
(Gain) loss on disposal of properties	(2,535)	1,411	(202)
Changes in assets and liabilities, net of businesses acquired:
Receivables	19,383	(23,690)	28,716
Inventories	5,963	(4,834)	(15,678)
Other assets	562	(14,985)	460
Current liabilities	(14,139)	8,368	7,966
Other liabilities	(1,935)	9,345	(1,593)
Other, net	705	1,165	1,522

Net cash provided by operating activities	128,513	108,297	153,749

Investing activities:
Proceeds from sales of assets	65,147	517	1,984
Acquisition of businesses	(55,276)	(11,561)	(6,882)
Capital expenditures	(41,349)	(56,825)	(18,751)
Insurance proceeds	29,910	42,250	—
Net (deposits into) withdrawals from restricted cash balances	(1,417)	9,243	(3,055)

Net cash used in investing activities	(2,985)	(16,376)	(26,704)

Financing activities:
Dividends paid to stockholders of Mueller Industries, Inc.	(13,941)	(14,891)	(15,146)
Repurchase of common stock	—	(427,446)	—
Repayments of long-term debt	(1,000)	(149,176)	(750)
(Repayment) issuance of debt by joint venture, net	857	(14,429)	6,162
Issuance of long-term debt	—	200,000	—
Net cash (used) received to settle stock-based awards	(228)	(4,181)	3,879
Income tax benefit from exercise of stock options	719	2,528	853
Debt issuance costs	(50)	(1,053)	(1,942)

Net cash used in financing activities	(13,643)	(408,648)	(6,944)

Effect of exchange rate changes on cash	981	1,499	(78)

Increase (decrease) in cash and cash equivalents	112,866	(315,228)	120,023
Cash and cash equivalents at the beginning of the year	198,934	514,162	394,139

Cash and cash equivalents at the end of the year	$311,800	$198,934	$514,162

For supplemental disclosures of cash flow information, see Notes 1, 5, 7, and 14.
See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 28, 2013, December 29, 2012, and December 31, 2011

	2013		2012		2011
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at beginning of year	40,092	$401	40,092	$401	40,092	$401
Balance at end of year	40,092	$401	40,092	$401	40,092	$401

Additional paid-in capital:
Balance at beginning of year		$267,826		$266,936		$263,233
Issuance of shares under incentive stock option plans		(1,205)		(4,303)		2,340
Stock-based compensation expense		5,704		6,136		3,482
Income tax benefit from exercise of stock options		719		2,528		853
Issuance of restricted stock		(5,902)		(3,471)		(2,972)

Balance at end of year		$267,142		$267,826		$266,936

Retained earnings:
Balance at beginning of year		$749,777		$682,380		$611,279
Net income attributable to Mueller Industries, Inc.		172,600		82,395		86,321
Dividends paid or payable to stockholders of Mueller Industries, Inc.		(14,103)		(14,998)		(15,220)

Balance at end of year		$908,274		$749,777		$682,380

Accumulated other comprehensive (loss) income:
Balance at beginning of year		$(42,623)		$(49,409)		$(37,046)
Total other comprehensive income (loss) attributable to Mueller Industries, Inc.		31,804		6,786		(12,363)

Balance at end of year		$(10,819)		$(42,623)		$(49,409)

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(continued)
Years Ended December 28, 2013, December 29, 2012, and December 31, 2011

	2013		2012		2011
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Treasury stock:
Balance at beginning of year	11,992	$(468,473)	1,855	$(44,620)	2,237	$(49,131)
Issuance of shares under incentive stock option plans	(122)	4,716	(576)	20,881	(464)	10,637
Repurchase of common stock	70	(3,738)	10,855	(448,205)	214	(9,098)
Issuance of restricted stock	(151)	5,902	(142)	3,471	(132)	2,972

Balance at end of year	11,789	$(461,593)	11,992	$(468,473)	1,855	$(44,620)

Noncontrolling interest:
Balance at beginning of year		$31,058		$29,074		$27,161
Net income attributable to noncontrolling interest		689		1,278		765
Foreign currency translation		715		706		1,148

Balance at end of year		$32,462		$31,058		$29,074

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Mueller Industries, Inc. and its majority owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The noncontrolling interest represents a separate private ownership of 49.5 percent of Mueller-Xingrong.  The years ended December 28, 2013 and December 29, 2012 contained 52 weeks, while the year ended December 31, 2011 contained 53 weeks.

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

Cash Equivalents

Temporary investments with original maturities of three months or less are considered to be cash equivalents.  These investments are stated at cost.  At December 28, 2013 and December 29, 2012, temporary investments consisted of money market mutual funds, commercial paper, bank repurchase agreements, and U.S. and foreign government securities totaling $179.2 million and $86.0 million, respectively.  Included in other current assets is restricted cash of $5.2 million and $3.7 million at December 28, 2013 and December 29, 2012, respectively.  These amounts represent required deposits into brokerage accounts that facilitate the Company’s hedging activities and deposits that secure certain short-term notes issued under Mueller-Xingrong’s credit facility.

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

Inventories

The Company’s inventories are valued at the lower-of-cost-or-market.  The material component of its U.S. copper tube and copper fittings inventories is valued on a last-in, first-out (LIFO) basis.  Other manufactured inventories, including the non-material components of U.S. copper tube and copper fittings, are valued on a first-in, first-out (FIFO) basis.  Certain inventories purchased for resale are valued on an average cost basis.  Elements of cost in finished goods inventory in addition to the cost of material include depreciation, amortization, utilities, maintenance, production wages, and transportation costs.

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

Goodwill

Goodwill represents cost in excess of fair values assigned to the underlying net assets of acquired businesses.  Goodwill is subject to impairment testing, which is performed by the Company as of the first day of the fourth quarter of each fiscal year, unless circumstances dictate more frequent testing.  For testing purposes, the Company defines reporting units as components of its operating segments; components of a segment having similar economic characteristics are combined.  The annual impairment test is a two-step process.  The first step is the estimation of fair value of reporting units that have goodwill.  If this estimate indicates that impairment potentially exists, the second step is performed.  Step two, used to measure the amount of goodwill impairment loss, compares the implied fair value of goodwill to the carrying value.  In step two the Company is required to allocate the fair value of each reporting unit, as determined in step one, to the fair value of the reporting unit’s assets and liabilities, including unrecognized intangible assets and corporate allocation where applicable, in a hypothetical purchase price allocation as if the reporting unit had been purchased on that date.  If the implied fair value of goodwill is less than the carrying value, an impairment charge is recorded.  As discussed in Note 14, goodwill was disposed of in 2013 in conjunction with the sale of a business.  The Company has two reporting units with goodwill. One of these reporting units is included in the Plumbing and Refrigeration segment, and one is included in the OEM segment.  There can be no assurance that additional goodwill impairment will not occur in the future.

Because there are no observable inputs available, the Company estimates fair value of reporting units based on a combination of the market approach and income approach (Level 3 hierarchy as defined by ASC 820 Fair Value Measurements and Disclosures (ASC 820)).  The market approach measures the fair value of a business through the analysis of publicly traded companies or recent sales of similar businesses.  The income approach uses a discounted cash flow model to estimate the fair value of reporting units based on expected cash flows (adjusted for capital investment required to support operations) and a terminal value.  This cash flow stream is discounted to its present value to arrive at a fair value for each reporting unit.  Future earnings are estimated using the Company’s most recent annual projections, applying a growth rate to future periods.  Those projections are directly impacted by the condition of the markets in which the Company’s businesses participate.  For the reporting units included in the Plumbing & Refrigeration segment, the projections reflect, among other things, the decline of the residential and non-residential construction markets over the past several years.  The OEM segment is also impacted by the residential and non-residential construction markets.   The discount rate selected for the reporting units is generally based on rates of return available from alternative investments of similar type and quality at the date of valuation.

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

Environmental expenses that relate to ongoing operations are included as a component of cost of goods sold.  Environmental expenses related to non-operating properties are included in other income, net on the Consolidated Statements of Income.

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

Employee Benefits

The Company sponsors several qualified and nonqualified pension and other postretirement benefit plans in the U.S. and certain foreign locations.  We recognize the overfunded or underfunded status of the plans as an asset or liability in the Consolidated Balance Sheet with changes in the funded status recorded through comprehensive income in the year in which those changes occur.  The obligations for these plans are actuarially determined and affected by assumptions, including discount rates, expected long-term return on plan assets for defined benefit pension plans, and certain employee-related factors, such as retirement age and mortality.  The Company evaluates its assumptions periodically and makes adjustments as necessary.

The expected return on plan assets is determined using the market value of plan assets.  Differences between assumed and actual returns are amortized to the market value of assets on a straight-line basis over the average remaining service period of the plan participants using the corridor approach.  The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions.  These unrecognized gains and losses are amortized when the net gains and losses exceed 10 percent of the greater of the market value of the plan assets or the projected benefit obligation.  The amount in excess of the corridor is amortized over the average remaining service period of the plan participants.  For 2013, the average remaining service period for the pension plans was 10 years.

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

Derivative Instruments and Hedging Activities

The Company utilizes futures contracts to manage the volatility related to purchases of copper through cash flow hedges.  The Company also utilizes futures contracts to protect the value of its copper inventory on hand and firm commitments to purchase copper through fair value hedges. The Company may elect to utilize futures contracts as economic hedges that do not qualify for hedge accounting in accordance with ASC 815 Derivatives and Hedging (ASC 815).  In addition, the Company may elect to use foreign currency forward contracts to reduce the risk from exchange rate fluctuations on future purchases and intercompany transactions denominated in foreign currencies. The Company accounts for financial derivative instruments by applying hedge accounting rules.  These rules require the Company to recognize all derivatives, as defined, as either assets or liabilities measured at fair value.  If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized as a component of OCI until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  Gains and losses recognized by the Company related to the ineffective portion of its hedging instruments, as well as gains and losses related to the portion of the hedging instruments excluded from the assessment of hedge effectiveness, were not material to the Company’s Consolidated Financial Statements.  Should these contracts no longer meet hedge criteria either through lack of effectiveness or because the hedged transaction is not probable of occurring, all deferred gains and losses related to the hedge will be immediately reclassified from OCI into earnings.  Depending on position, the unrealized gain or loss on futures contracts are classified as other current assets or other current liabilities in the Consolidated Balance Sheets, and any changes thereto are recorded in changes in assets and liabilities in the Consolidated Statements of Cash Flows.

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

The fair value of long-term debt at December 28, 2013 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly. Outstanding borrowings have variable interest rates that re-price frequently at current market rates.

Foreign Currency Translation

For foreign subsidiaries in which the functional currency is other than the U.S. dollar, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year.  Translation gains and losses are included in equity as a component of OCI.  Included in the Consolidated Statements of Income were transaction losses of $0.1 million in 2013, gains of $0.3 million in 2012, and losses of $0.7 million in 2011.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated OCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for the Company in the reporting period beginning December 30, 2012.

Note 2 – Inventories

(In thousands)	2013	2012

Raw materials and supplies	$54,613	$46,114
Work-in-process	43,796	40,951
Finished goods	159,422	148,014
Valuation reserves	(6,115)	(5,645)

Inventories	$251,716	$229,434

Inventories valued using the LIFO method totaled $34.9 million at December 28, 2013 and $19.9 million at December 29, 2012.  At December 28, 2013 and December 29, 2012, the approximate FIFO cost of such inventories was $117.9 million and $109.8 million, respectively.  Additionally, the Company valued certain inventories purchased for resale on an average cost basis.  The value of those inventories was $54.7 million at December 28, 2013 and $51.4 million at December 29, 2012.

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

At December 28, 2013, the FIFO value of inventory consigned to others was $4.3 million compared with $4.5 million at the end of 2012.

Note 3 – Property, Plant, and Equipment, Net

(In thousands)	2013	2012

Land and land improvements	$13,153	$11,066
Buildings	132,331	113,854
Machinery and equipment	561,005	571,435
Construction in progress	25,691	24,527

	732,180	720,882
Less accumulated depreciation	(487,723)	(487,619)

Property, plant, and equipment, net	$244,457	$233,263

Note 4 – Goodwill, Net

The changes in the carrying amount of goodwill were as follows:

(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Total

Balance at December 31, 2011:
Goodwill	$141,684	$9,971	$151,655
Accumulated impairment and amortization	(39,434)	(9,971)	(49,405)

	102,250	—	102,250

Additions	—	2,329	2,329
Balance at December 29, 2012:
Goodwill	141,684	12,300	153,984
Accumulated impairment and amortization	(39,434)	(9,971)	(49,405)

	102,250	2,329	104,579

Additions	310	—	310
Disposition	(10,532)	—	(10,532)
Balance at December 28, 2013:
Goodwill	131,462	12,300	143,762
Accumulated impairment and amortization	(39,434)	(9,971)	(49,405)

Goodwill, net	$92,028	$2,329	$94,357

In 2012, the Company acquired Westermeyer Industries, Inc. Of the $11.6 million purchase price, $2.3 million was allocated to goodwill. In 2013, the Company acquired Howell Metal Company (Howell). Of the $55.3 million purchase price, $0.3 million was allocated to goodwill based on a preliminary allocation of the purchase price.

As discussed in Note 14, $10.5 million of goodwill relating to the SPD reporting unit was disposed of in 2013 in conjunction with the sale of a business.

There were no impairment charges resulting from the 2013, 2012, or 2011 impairment tests since the estimated fair value of the reporting units substantially exceeded their carrying value.

Note 5 – Debt

(In thousands)	2013	2012

Term Loan Facility with interest at 1.54%, due 2017	$200,000	$200,000
Mueller-Xingrong credit facility with interest at 5.88%, due 2014	28,033	26,570
2001 Series IRB’s with interest at 1.16%, due through 2021	7,250	8,250
Other	50	50

	235,333	234,870
Less current portion of debt	(29,083)	(27,570)

Long-term debt	$206,250	$207,300

On September 24, 2012, the Company entered into an agreement with Leucadia National Corporation (Leucadia) to repurchase 10.4 million shares of the Company’s common stock at a total cost of $427.3 million.  The Company funded the purchase price with available cash on hand and borrowings of $200.0 million under its $350.0 revolving credit facility (the Revolving Credit Facility) provided by its credit agreement (the Agreement) dated March 7, 2011.  On December 11, 2012, the Company amended the Agreement to add a $200.0 million term loan facility (the Term Loan Facility), after which the total borrowing capacity under the Agreement was increased to $550.0 million.  The Company used the borrowings under the Term Loan Facility to replace the amounts previously advanced under the Revolving Credit Facility.  The amendment also adjusted the pricing and extended the maturity date to December 11, 2017 for all borrowings under the Agreement.  Borrowings under the Agreement bear interest, at the Company’s option, at LIBOR or Base Rate as defined by the Agreement, plus a variable premium.  LIBOR advances may be based upon the one, three, or six-month LIBOR.  The variable premium is based upon the Company’s debt to total capitalization ratio, and can range from 112.5 to 162.5 basis points for LIBOR based loans and 12.5 to 62.5 basis points for Base Rate loans.  At December 28, 2013, the premium was 137.5 basis points for LIBOR loans and 37.5 basis points for Base Rate loans.  Additionally, a facility fee is payable quarterly on the total commitment and varies from 25.0 to 37.5 basis points based upon the Company’s debt to total capitalization ratio.  Availability of funds under the Revolving Credit Facility is reduced by the amount of certain outstanding letters of credit, which are used to secure the Company’s payment of insurance deductibles and certain retiree health benefits, totaling approximately $10.0 million at December 28, 2013.  Terms of the letters of credit are generally one year but are renewable annually.

On September 24, 2013, Mueller-Xingrong entered into a credit agreement (the JV Credit Agreement) with a syndicate of four banks establishing a secured RMB 450 million, or approximately $74.0 million, revolving credit facility with a maturity date of September 24, 2014.  The JV Credit Agreement replaced the previous secured RMB 350 million financing agreement that matured during the year.  Borrowings outstanding under the JV Credit Agreement are secured by the real property and equipment of Mueller-Xingrong and bear interest at the latest base-lending rate published by the People’s Bank of China, which was 5.88 percent at December 28, 2013.  The JV Credit Agreement requires lender consent for the payment of dividends.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  At December 28, 2013, the Company was in compliance with all debt covenants.

Aggregate annual maturities of the Company’s debt are $29.1 million in 2014, $1.0 million in 2015, $1.0 million in 2016, $201.0 million in 2017, $1.0 million in 2018, and $2.2 million thereafter.  Interest paid in 2013, 2012, and 2011 was $4.9 million, $8.4 million, and $10.8 million, respectively.  In 2013, $1.2 million of interest was capitalized.  No interest was capitalized in 2012 or 2011.

Note 6 –Equity

The Company’s Board of Directors has extended, until October 2014, its authorization to repurchase up to ten million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 28, 2013, the Company had repurchased approximately 2.4 million shares under this authorization.

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

Changes in accumulated OCI by component, net of taxes and noncontrolling interest, were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized (Losses)/ Gains on Derivatives	Minimum Pension/OPEB Liability Adjustment	Unrealized Gains on Equity Investments	Total

December 29, 2012	$(3,032)	$(167)	$(39,527)	$103	$(42,623)

Other comprehensive income before reclassifications	2,570	(2,102)	24,851	152	25,471
Amounts reclassified from accumulated OCI	—	3,815	2,518	—	6,333

Net current-period other comprehensive income	2,570	1,713	27,369	152	31,804

December 28, 2013	$(462)	$1,546	$(12,158)	$255	$(10,819)

Reclassification adjustments out of accumulated OCI were as follows:

Amount reclassified from Accumulated OCI
(In thousands)	For the Year Ended December 28, 2013	Affected Line Item

Unrealized losses on derivatives:
Closed positions, commodity contracts	$5,672	Cost of goods sold
	(1,857)	Income tax expense
	3,815	Net of tax
	—	Noncontrolling interest

	$3,815	Net of tax and noncontrolling interest

Amortization of employee benefit items:
Amortization of net loss	$3,844	Selling, general, and administrative expense
	(1,326)	Income tax expense
	2,518	Net of tax
	—	Noncontrolling interest

	$2,518	Net of tax and noncontrolling interest

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in foreign subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar.  During 2013, the value of the Mexican peso decreased approximately one percent and the British pound increased two percent relative to the U.S. dollar, respectively.

Note 7 – Income Taxes

The components of income before income taxes were taxed under the following jurisdictions:

(In thousands)	2013	2012	2011

Domestic	$262,220	$105,945	$118,208
Foreign	9,178	14,409	11,953

Income before income taxes	$271,398	$120,354	$130,161

Income tax expense consists of the following:

(In thousands)	2013	2012	2011

Current tax expense:
Federal	$69,565	$33,152	$43,127
Foreign	2,608	1,764	1,740
State and local	6,723	3,049	2,398

Current tax expense	78,896	37,965	47,265

Deferred tax expense (benefit):
Federal	17,694	570	(6,480)
Foreign	(376)	(2,015)	344
State and local	1,895	161	1,946

Deferred tax expense (benefit)	19,213	(1,284)	(4,190)

Income tax expense	$98,109	$36,681	$43,075

No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.  It is not practicable to compute the potential deferred tax liability associated with these undistributed foreign earnings.  The Company has approximately $100 million of undistributed foreign earnings for which it has not recorded deferred tax liabilities.

The difference between the reported income tax expense and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes is reconciled as follows:

(In thousands)	2013	2012	2011

Expected income tax expense	$94,989	$42,124	$45,556
State and local income tax, net of federal benefit	6,405	3,178	4,267
Effect of foreign statutory rate different from U.S. and other foreign adjustments	(1,026)	(2,637)	(560)
Valuation allowance changes	—	(1,224)	(443)
U.S. production activities deduction	(4,445)	(2,975)	(3,850)
Goodwill disposition	1,790	—	—
Tax contingency changes	(140)	(3,224)	(1,934)
Other, net	536	1,439	39

Income tax expense	$98,109	$36,681	$43,075

During 2012 and 2011, the Company released a valuation allowance of $1.2 million, or three cents per diluted share, and $0.4 million, or one cent per diluted share, respectively, due to the expectation that certain state tax attributes will be utilized.

The following summarizes the activity related to the Company’s unrecognized tax benefits:

(In thousands)	2013	2012

Beginning balance	$3,259	$6,572
Increases related to prior year tax positions	—	—
Increases related to current year tax positions	—	—
Decreases related to prior year tax positions	—	—
Decreases related to settlements with taxing authorities	(431)	—
Decreases due to lapses in the statute of limitations	—	(3,313)

Ending balance	$2,828	$3,259

It is reasonably possible that the $2.8 million of unrecognized tax benefits will decrease by the full amount over the next twelve months, none of which will impact the effective tax rate, if recognized.

The Company includes interest and penalties related to income tax matters as a component of income tax expense.  The net reduction to income tax expense related to penalties and interest was immaterial in 2013 and in 2012, and $0.5 million in 2011.

The Internal Revenue Service (IRS) concluded its audit of the Company’s 2009 and 2010 federal income tax returns during 2012, the results of which were immaterial to the consolidated financial statements.   The IRS is currently auditing the 2012 federal income tax return, and the Company is currently under audit in various state and foreign jurisdictions.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In thousands)	2013	2012

Deferred tax assets:
Accounts receivable	$490	$447
Inventories	11,136	7,829
Other postretirement benefits and accrued items	13,548	14,767
Pension	—	10,489
Other reserves	12,441	14,905
Federal and foreign tax attributes	5,913	9,829
State tax attributes, net of federal benefit	24,663	29,880
Insurance Claim Receivable	—	8,048
Share-based Compensation	2,486	1,493

Total deferred tax assets	70,677	97,687
Less valuation allowance	(22,544)	(30,394)

Deferred tax assets, net of valuation allowance	48,133	67,293

Deferred tax liabilities:
Property, plant, and equipment	60,425	49,531
Pension	4,507	—
Other	2,209	983

Total deferred tax liabilities	67,141	50,514

Net deferred tax (liability) asset	$(19,008)	$16,779

As of December 28, 2013, after consideration of the federal impact, the Company had state income tax credit carryforwards of $2.0 million, all of which expire by 2016, and other state income tax credit carryforwards of $11.9 million with unlimited lives.  The Company had state net operating loss (NOL) carryforwards with potential tax benefits of $10.7 million expiring between 2014 and 2028.  The state tax credit and NOL carryforwards are offset by valuation allowances totaling $19.4 million.

As of December 28, 2013, the Company had federal and foreign tax attributes with potential tax benefits of $5.9 million, of which $4.5 million has an unlimited life and $1.4 million expire from 2014 to 2018.  These attributes were offset by valuation allowances of $3.2 million.

The change in the valuation allowance was primarily related to deferred assets that are fully reserved, such that the change had no material impact on the effective tax rate.

Income taxes paid were approximately $80.1 million in 2013, $38.4 million in 2012, and $45.9 million in 2011.

Note 8 – Other Current Liabilities

Included in other current liabilities were accrued discounts and allowances of $43.2 million at December 28, 2013 and $41.7 million at December 29, 2012, taxes payable of $7.3 million at December 28, 2013 and $6.2 million at December 29, 2012, and deferred costs related to the fire at the Wynne, Arkansas facility of $44.6 million at December 29, 2012.

Note 9 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The following tables provide a reconciliation of the changes in the plans’ benefit obligations and the fair value of the plans’ assets for 2013 and 2012, and a statement of the plans’ aggregate funded status as of December 28, 2013 and December 29, 2012:

	Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013	2012
Change in benefit obligation:
Obligation at beginning of year	$196,167	$180,341	$18,096	$19,945
Service cost	948	884	413	380
Interest cost	7,774	8,472	647	635
Actuarial (gain) loss	(11,635)	14,458	(2,554)	(1,838)
Benefit payments	(10,668)	(10,583)	(1,211)	(1,131)
Foreign currency translation adjustment	1,472	2,595	(10)	105

Obligation at end of year	184,058	196,167	15,381	18,096

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	160,980	147,502	—	—
Actual return on plan assets	35,578	18,964	—	—
Employer contributions	1,551	3,216	1,211	1,131
Benefit payments	(10,668)	(10,583)	(1,211)	(1,131)
Foreign currency translation adjustment	1,429	1,881	—	—

Fair value of plan assets at end of year	188,870	160,980	—	—

Funded (underfunded) status at end of year	$4,812	$(35,187)	$(15,381)	$(18,096)

The following represents amounts recognized in accumulated OCI (before the effect of income taxes) at December 28, 2013 and December 29, 2012:

	Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013	2012

Unrecognized net actuarial loss (gain)	$21,128	$61,125	$(4,016)	$(1,630)
Unrecognized prior service cost	1	2	20	19

The Company sponsors one pension plan in the U.K. which comprised 40 percent and 36 percent of the above benefit obligation at December 28, 2013 and December 29, 2012, and 34 percent and 35 percent of the above plan assets at December 28, 2013 and December 29, 2012, respectively.

As of December 28, 2013, $0.5 million of the actuarial net loss will, through amortization, be recognized as components of net periodic benefit cost in 2014.

The aggregate status of all overfunded plans is recognized as an asset and the aggregate status of all underfunded plans is recognized as a liability in the Consolidated Balance Sheets.  The amounts recognized as a liability are classified as current or long-term on a plan-by-plan basis.  Liabilities are classified as current to the extent the actuarial present value of benefits payable within the next 12 months exceeds the fair value of plan assets, with all remaining amounts being classified as long-term.  As of December 28, 2013 and December 29, 2012, the total funded status of the plans recognized in the Consolidated Balance Sheets was as follows:

	Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013	2012

Long-term asset	$15,457	$—	$—	$
Current liability	—	—	(1,033)		(1,187)
Long-term liability	(10,645)	(35,187)	(14,348)		(16,909)

Total funded (underfunded) status	$4,812	$(35,187)	$(15,381)		$(18,096)

The components of net periodic benefit cost are as follows:

(In thousands)	2013	2012	2011
Pension benefits:
Service cost	$948	$884	$1,394
Interest cost	7,774	8,472	9,051
Expected return on plan assets	(11,059)	(10,263)	(11,569)
Amortization of prior service cost	1	1	2
Amortization of net loss	4,005	3,883	2,346

Net periodic benefit cost	$1,669	$2,977	$1,224

Other benefits:
Service cost	$413	$380	$344
Interest cost	647	635	993
Amortization of prior service credit	(2)	(2)	(3)
Amortization of net gain	(160)	(73)	(2)

Net periodic benefit cost	$898	$940	$1,332

The weighted average assumptions used in the measurement of the Company’s benefit obligations are as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012

Discount rate	4.82%	4.13%	4.89%	4.06%
Expected long-term return on plan assets	7.40%	7.15%	N/A	N/A
Rate of compensation increases	N/A	N/A	5.50%	5.04%
Rate of inflation	3.40%	2.70%	N/A	N/A

The weighted average assumptions used in the measurement of the Company’s net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011

Discount rate	4.13%	4.80%	5.25%	4.06%	4.97%	5.39%
Expected long-term return on plan assets	7.15%	7.11%	7.51%	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A	5.04%	5.04%	5.04%
Rate of inflation	2.70%	3.00%	3.40%	N/A	N/A	N/A

The Company’s Mexican postretirement plans use the rate of compensation increase in the benefit formulas.  Past service on the U.K. pension plan will be adjusted for the effects of inflation.  All other pension and postretirement plans use benefit formulas based on length of service.

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to range from 5.4 to 9.3 percent for 2014, gradually decrease to 4.5 percent through 2022, and remain at that level thereafter.  The health care cost trend rate assumption could have a significant effect on the amounts reported.  For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation by $1.3 million and the service and interest cost components of net periodic postretirement benefit costs by $0.1 million for 2014.  Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation and the service and interest cost components of net periodic postretirement benefit costs for 2014 by $1.1 million and $0.1 million, respectively.

The weighted average asset allocation of the Company’s pension fund assets are as follows:

	Pension Plan Assets
Asset category	2013	2012

Equity securities (includes equity mutual funds)	86%	84%
Fixed income securities (includes fixed income mutual funds)	4	5
Cash and equivalents (includes money market funds)	7	9
Alternative investments	3	2

Total	100%	100%

At December 28, 2013, the Company’s target allocation, by asset category, of assets of its defined benefit pension plans was: (i) equity securities, including equity index funds – at least 60 percent; (ii) fixed income securities – not more than 25 percent; and (iii) alternative investments – not more than 20 percent.

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

Mutual funds – Valued at the net asset value of shares held by the plans at December 28, 2013 and December 29, 2012, respectively, based upon quoted market prices.

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

The following table sets forth by level, within the fair value hierarchy, the assets of the plans at fair value as of December 28, 2013, and December 29, 2012, respectively:

	Fair Value Measurements at December 28, 2013
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$13,992	$—	$—	$13,992
Common stock (1)	79,497	—	—	79,497
Mutual funds (2)	27,166	63,435	—	90,601
Limited partnerships	—	—	4,780	4,780

Total	$120,655	$63,435	$4,780	$188,870

	Fair Value Measurements at December 29, 2012
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$13,691	$—	$—	$13,691
Common stock (3)	65,604	—	—	65,604
Mutual funds (4)	21,497	55,695	—	77,192
Limited partnerships	—	—	4,493	4,493

Total	$100,792	$55,695	$4,493	$160,980

(1)
Approximately 84 percent of common stock represents investments in U.S. companies primarily in the health care, utilities, financials, consumer staples, industrials, and information technology sectors.  All investments in common stock are listed on U.S. stock exchanges.

(2)
Approximately 32 percent of mutual funds are actively managed funds and approximately 68 percent of mutual funds are index funds.  Additionally, 33 percent of the mutual funds’ assets are invested in U.S. equities, 58 percent in non-U.S. equities, and 9 percent in non-U.S. fixed income securities.

(3)
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

The table below reflects the changes in the assets of the plan measured at fair value on a recurring basis using significant unobservable inputs (Level 3 hierarchy as defined by ASC 820) during the year ended December 28, 2013:

(In thousands)	Limited Partnerships

Balance, December 29, 2012	$4,493
Redemptions	(1,133)
Subscriptions	900
Net appreciation in fair value	520

Balance, December 28, 2013	$4,780

The assets of the plans do not include investments in securities issued by the Company.  The Company expects to contribute approximately $1.6 million to its pension plans and $1.0 million to its other postretirement benefit plans in 2014.  The Company expects future benefits to be paid from the plans as follows:

(In thousands)	Pension Benefits	Other Benefits

2014	$11,187	$1,033
2015	11,382	1,022
2016	11,524	1,005
2017	11,651	985
2018	11,780	973
2019-2023	61,040	4,864

Total	$118,564	$9,882

The Company contributes to the IAM National Pension Fund, National Pension Plan (IAM Plan), a multiemployer defined benefit plan.  Participation in the IAM Plan was negotiated under the terms of two collective bargaining agreements in Port Huron, Michigan, the Local 218 IAM and Local 44 UAW that expire on May 1, 2016 and July 20, 2016, respectively.  The Employer Identification Number for this plan is 51-6031295.

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

The Company makes contributions to the IAM Plan trusts that cover certain union employees; contributions by employees are not required nor are they permitted.  Contributions to the IAM Plan were $0.9 million in 2013, $1.0 million in 2012, and $0.9 million in 2011.  The Company’s contributions are less than five percent of total employer contributions made to the IAM Plan indicated in the most recently filed Form 5500.

Under the Pension Protection Act of 2006, the IAM Plan’s actuary must certify the plan’s zone status annually.  Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  If a plan is determined to be in endangered status, red zone or yellow zone, the plan’s trustees must develop a formal plan of corrective action, a Financial Improvement Plan and/or a Rehabilitation Plan.  For 2013 and 2012 the IAM Plan was determined to have green zone status; therefore, no formal plan of corrective action is either pending or has been implemented.

The Company sponsors voluntary employee savings plans that qualify under Section 401(k) of the Internal Revenue Code of 1986.  Compensation expense for the Company’s matching contribution to the 401(k) plans was $3.2 million in 2013, $2.9 million in 2012, and $3.0 million in 2011.  The Company’s match is a cash contribution.  Participants direct the investment of their account balances by allocating among a range of asset classes including mutual funds (equity, fixed income, and balanced funds), and money market funds.  The plans do not allow direct investment in securities issued by the Company.

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the Act) was enacted.  The Act mandates a method of providing for postretirement benefits to the United Mine Workers of America (UMWA) current and retired employees, including some retirees who were never employed by the Company.  In October 1993, beneficiaries were assigned to the Company and the Company began its mandated contributions to the UMWA Combined Benefit Fund, a multiemployer trust.  Beginning in 1994, the Company was required to make contributions for assigned beneficiaries under an additional multiemployer trust created by the Act, the UMWA 1992 Benefit Plan.  The ultimate amount of the Company’s liability under the Act will vary due to factors which include, among other things, the validity, interpretation, and regulation of the Act, its joint and several obligation, the number of valid beneficiaries assigned, and the extent to which funding for this obligation will be satisfied by transfers of excess assets from the 1950 UMWA pension plan and transfers from the Abandoned Mine Reclamation Fund.  Contributions to the plan were $290 thousand, $315 thousand, and $338 thousand for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

Note 10 – Commitments and Contingencies

Environmental

The Company is subject to environmental standards imposed by federal, state, local, and foreign environmental laws and regulations.  For all properties, the Company has provided and charged to expense $1.0 million in 2013, $3.1 million in 2012, and $0.4 million in 2011 for pending environmental matters.  Environmental costs related to non-operating properties are classified as a component of other income, net and costs related to operating properties are classified as cost of goods sold.  Environmental reserves totaled $23.6 million at December 28, 2013 and $24.6 million at December 29, 2012.  As of December 28, 2013, the Company expects to spend on existing environmental matters $1.4 million in 2014, $0.9 million in 2015, $0.8 million in 2016, $0.8 million in 2017, $0.8 million in 2018, and $9.4 million thereafter.  The timing of a potential payment for a $9.5 million settlement offer has not yet been determined.

Non-operating Properties

Southeast Kansas Sites

The Kansas Department of Health and Environment (KDHE) has contacted the Company regarding environmental contamination at three former smelter sites in Kansas (Altoona, Iola and East La Harpe).  While the Company believes that legally it is not a successor to the companies that operated these smelter sites, it is discussing possible settlement with KDHE and other potentially responsible parties (PRP) in order to avoid litigation.  In 2008, the Company established a reserve of $9.5 million for this matter.  Another PRP has conducted a site investigation of the Altoona site under a consent decree with KDHE.  The Company and two other PRPs have conducted a site study evaluation of the East La Harpe site under KDHE supervision, and are now discussing sharing the costs of a possible cleanup.  Federal EPA is in the early stages of study and remediation of the Iola site, which it added to the National Priority List (NPL) in May, 2013 as the “Former United Zinc & Associated Smelters” site.

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980s, of sealing mine portals with concrete plugs in mine adits, which were discharging water.  The sealing program achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 Order issued by the QCB, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage.  That order extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new ten-year permit will include an order requiring continued implementation of BMP through 2025 to address residual discharges of acid rock drainage.  At this site, MRRC spent approximately $1.7 million from 2011 through 2013 and estimates that it will spend between approximately $10.0 million and $13.6 million over the next 20 years.

Lead Refinery Site

 U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of MRRC, has conducted corrective action and interim remedial activities and studies (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act.  Site Activities, which began in December 1996, have been substantially concluded.  Lead Refinery is required to perform monitoring and maintenance activities with respect to Site Activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management (IDEM) effective as of March 2, 2013.  Lead Refinery spent approximately $0.1 million annually in 2013, 2012, and 2011 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are between $2.1 million and $2.9 million over the next 20 years.

On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the EPA added the Lead Refinery site, and properties adjacent to the Lead Refinery site, to the NPL.  The NPL is a list of priority sites where the EPA has determined that there has been a release or threatened release of hazardous substances that warrant investigation and, if appropriate, remedial action.  The NPL does not assign liability to any party including the owner or operator of a property placed on the NPL.  The placement of a site on the NPL does not necessarily mean that remedial action must be taken.  On July 17, 2009, Lead Refinery received a written notice from the EPA that the agency is of the view that Lead Refinery may be a PRP under CERCLA in connection with the release or threaten of release of hazardous substances including lead into properties located adjacent to the Lead Refinery site.  There are at least two other PRPs. PRPs under CERCLA include current and former owners and operators of a site, persons who arranged for disposal or treatment of hazardous substances at a site, or persons who accepted hazardous substances for transport to a site.  In November 2012, the EPA adopted a remedy in connection with properties located adjacent to the Lead Refinery site.  The EPA has estimated that the cost to implement the November 2012 remedy will be $30.0 million.

The Company monitors EPA releases and periodically communicates with the EPA to inquire of the status of the investigation and cleanup of the Lead Refinery site.  As of December 28, 2013, the EPA has not conducted an investigation of the Lead Refinery site, proposed remedies for the Lead Refinery site, or informed Lead Refinery that it is a PRP at the Lead Refinery site.  Until the extent of remedial action is determined for the Lead Refinery site, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to placement of the Lead Refinery site and adjacent properties on the NPL.  Lead Refinery lacks the financial resources needed to undertake any investigations or remedial action that may be required by the EPA pursuant to CERCLA.

Operating Properties

Mueller Copper Tube Products, Inc.

In 1999, Mueller Copper Tube Products, Inc. (MCTP), a wholly owned subsidiary, commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant.  MCTP is currently removing trichloroethylene, a cleaning solvent formerly used by MCTP, from the soil and groundwater.  On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation Report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater from the Arkansas Department of Environmental Quality (ADEQ).  The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.  Effective November 17, 2008, MCTP entered into a Settlement Agreement and Administrative Order by Consent to submit a Supplemental Investigation Work Plan (SIWP) and subsequent Final Remediation Work Plan for the site.  By letter dated January 20, 2010, ADEQ approved the SIWP as submitted, with changes acceptable to the Company.  On December 16, 2011, MCTP entered into an amended Administrative Order by Consent to prepare and implement a revised Remediation Work Plan regarding final remediation for the Site.  Construction and installation of the remediation system is under way.  The remediation system was activated in February 2014.  Costs to implement the work plans, including associated general and administrative costs, are approximately $1.9 million over the next ten years.

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico to determine the final antidumping duties owed on U.S. imports during the period November 1, 2007 through October 31, 2008, by certain subsidiaries of the Company.  On April 19, 2010, the DOC published the final results of this review and assigned Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) an antidumping duty rate of 48.3 percent.  The Company appealed the final determination to the U.S. Court of International Trade (CIT).  The Company and the United States have reached an agreement to settle the appeal.  As a result, the DOC published on March 22, 2013 the amended final results of the review and assigned Mueller Comercial an antidumping duty rate of 40.5 percent.  U.S. Customs and Border Protection has assessed antidumping duties on subject imports during the period of review.  The Company has established a reserve of approximately $3.1 million for these duties.

On December 23, 2009, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2008  through October 31, 2009 period of review.  The DOC selected Mueller Comercial as a respondent in the review.  On June 21, 2011, the DOC published the final results of the review and assigned Mueller Comercial an antidumping duty rate of 19.8 percent.  On August 22, 2011, the Company appealed the final results to the CIT.  On December 21, 2012, the CIT issued a decision upholding the Department’s final results in part.  The CIT issued its final judgment on May 2, 2013.  On May 6, 2013, the Company appealed the CIT decision to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit). On January 10, 2014, the Federal Circuit held oral argument in the appeal.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve of approximately $1.1 million for this matter.

Subsequent to October 31, 2009, Mueller Comercial did not ship subject merchandise to the United States.  Therefore, there is no antidumping duty liability for periods of review after October 31, 2009.

United States Department of Commerce and United States International Trade Commission Antidumping Investigations

On September 30, 2009, two subsidiaries of the Company, along with Cerro Flow Products, Inc. and KobeWieland Copper Products LLC (collectively, Petitioners), jointly filed antidumping petitions with the DOC and the U.S. International Trade Commission (ITC) alleging that imports of seamless refined copper pipe and tube from China and Mexico (subject imports) were being sold at less than fair value and were causing material injury (and threatening material injury) to the domestic industry.  On October 1, 2010, the DOC published its final affirmative determinations, finding antidumping rates from 24.89 percent to 28.16 percent for Mexico (as subsequently amended), and from 11.25 percent to 60.85 percent for China.

Since November 22, 2010, as a result of the imposition of the antidumping duty orders on seamless refined copper pipe and tube from Mexico and China, importers have been required to post cash deposits at rates up to 28.16 percent (for Mexico) and up to 60.85 percent (for China).

Over the last two years, the DOC conducted a “new shipper review” of a new Golden Dragon plant in Mexico, followed by the first administrative reviews of imports from Mexico and China (for the period November 22, 2010 through October 31, 2011).  Although Golden Dragon was found to be dumping in the “new shipper review,” the impact of the more recent administrative reviews is that imports from certain companies (i.e., Golden Dragon in China, and Golden Dragon and Nacobre in Mexico) will not be subject to cash deposits requirements until completion of the ongoing second administrative reviews in 2014.  These decisions are currently on appeal, during which time no importers may receive any duty refunds.  Furthermore, all companies in China and Mexico remain subject to the disciplines of the antidumping duty orders and future administrative reviews, and imports from other companies remain subject to cash deposit requirements, including IUSA (24.89 percent) and Luvata (28.16 percent) in Mexico, as well as Hailiang (60.85 percent) and Luvata (36.05 percent) in China.

On December 30, 2013, the DOC initiated the third administrative review of several Chinese and Mexican copper tube producers and/or exporters to the United States in order to establish company-specific dumping rates based on the period November 1, 2012 through October 31, 2013.  The reviews are expected to be completed sometime in 2015.  At this time, the Company is unable to know the final disposition of these administrative reviews.

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

U.K. Actions Relating to the European Commission’s 2004 Copper Tubes Decision and 2006 Copper Fittings Decision

Mueller Industries, Inc., WTC Holding Company, Inc., DENO Holding Company, Inc., Mueller Europe, Limited, and DENO Acquisition EURL (the five Mueller entities) have received letters from counsel for IMI plc and IMI Kynoch Limited (IMI) and from counsel for Boliden AB (Boliden) concerning contribution proceedings by IMI and Boliden against the five Mueller entities regarding copper tube.  In the Competition Appeal Tribunal (the CAT) in the United Kingdom, IMI and Boliden have been served with claims by 21 claimants, all companies within the Travis Perkins Group (TP and the TP Claimants).  The TP Claimants are seeking follow-on damages arising out of conduct described in the European Commission’s September 3, 2004, decision regarding copper tube.  The claims purport to arise from the findings of the European Commission as set forth in that decision.  IMI and Boliden have commenced legal proceedings against the five Mueller entities, and in those proceedings are claiming a contribution for any follow-on damages.  IMI and Boliden have formally served their claims on the five Mueller entities.

Mueller Industries, Inc., Mueller Europe, Limited, and WTC Holding Company, Inc. (the three Mueller entities) also have received a letter from counsel for IMI concerning contribution proceedings by IMI against those three Mueller entities regarding copper fittings.  In the High Court, IMI has been served with claims by 21 TP Claimants.  The TP Claimants are seeking follow-on damages arising out of conduct described in the European Commission’s September 20, 2006, decision regarding copper fittings.  The claims similarly purport to arise from the findings of the European Commission as set forth in that decision.  IMI has commenced legal proceedings against the three Mueller entities, and in those proceedings are claiming a contribution for any follow-on damages.  IMI has formally served its claims on the three Mueller entities.

While the TP Claimants have provided their preliminary calculations of aggregate claimed damages for the copper tube claim and the copper fittings claim, Mueller does not believe these matters will have a material affect on the Consolidated Financial Statements for the contribution claims.

As to the claims arising from the Copper Tube Decision brought in the CAT, following the CAT’s grant of approval, the case has now been transferred to the High Court. Mueller’s defenses in response to the contribution claims brought by IMI and Boliden were served on March 15, 2013.  A case management conference is to be held in May 2014.

As to the claims arising from the Copper Fittings Decision, these proceedings have been stayed until the next case management conference which is to take place in April 2014.

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

On February 8, 2013, the CBSA completed a review process to revise the normal values issued to the Company.  Another review process to revise the normal values was initiated on January 15, 2014 and is scheduled to conclude on May 30, 2014.  Given the small percentage of its products that are sold for export to Canada, the Company does not anticipate any material adverse effect on its financial position, results of operations or cash flows as a result of the antidumping case in Canada.

Leases

The Company leases certain facilities, vehicles, and equipment under operating leases expiring on various dates through 2024.  The lease payments under these agreements aggregate to approximately $6.7 million in 2014, $5.7 million in 2015, $4.5 million in 2016, $3.3 million in 2017, $2.3 million in 2018, and $1.5 million thereafter.  Total lease expense amounted to $9.1 million in 2013, $8.5 million in 2012, and $8.8 million in 2011.

Consulting Agreement

During 2004, the Company entered into a consulting and non-compete agreement (the Consulting Agreement) with Mr. Harvey L. Karp, at that time Chairman of the Board.  The Consulting Agreement provides for post-employment services to be provided by Mr. Karp for a six-year period.  During the first four years of the Consulting Agreement, an annual fee equal to two-thirds of the executive’s Final Base Compensation (as defined in the Consulting Agreement) is payable.  During the final two years, the annual fee is set at one-third of the executive’s Final Base Compensation.  During the term of the Consulting Agreement, Mr. Karp agrees not to engage in Competitive Activity (as defined in the Consulting Agreement) and is entitled to receive certain other benefits from the Company.

On November 3, 2011, Mr. Karp notified the Company that he would resign as Chairman of the Company and as a member of the Board of Directors of the Company effective as of December 31, 2011.  Following his resignation, on January 1, 2012, the Consulting Agreement commenced.  Based upon the value of the non-compete provisions of the Consulting Agreement, the Company will expense the value of the Consulting Agreement over its term.  The maximum amount payable under the remaining term of the Consulting Agreement is $4.0 million.

Other

In July 2009, there was an explosion at the Company’s copper tube facility in Fulton, Mississippi, resulting in damage to certain production equipment.  In 2010, the Company recorded a gain of $1.5 million related to the property damage claim.  In the first quarter of 2012, the Company settled the business interruption portion of this claim and recognized a $1.5 million gain.

In September 2011, a portion of the Company’s Wynne, Arkansas manufacturing operation was damaged by fire.  Certain inventories, production equipment, and building structures were extensively damaged.  During the second quarter of 2013, the Company settled the claim with its insurer for total proceeds of $127.3 million, net of the deductible of $0.5 million.  As a result of the settlement with its insurer, all proceeds received and all costs previously deferred (which were recorded as other current liabilities in prior periods) were recognized, resulting in a pre-tax gain of $106.3 million in the second quarter of 2013, or $2.33 per diluted share after tax.  The Company received proceeds of $62.3 million, $55.0 million, and $10.0 million in 2013, 2012, and 2011, respectively.

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

Note 11 – Other Income, Net

(In thousands)	2013	2012	2011

Gain on the sale of non-operating property	$3,000	$—	$—
Interest income	906	847	711
Environmental expense, non-operating properties	(823)	(1,128)	(330)
Other	1,368	820	1,531

Other income, net	$4,451	$539	$1,912

Note 12 – Stock-Based Compensation

During the years ended December 28, 2013, December 29, 2012, and December 31, 2011, the Company recognized stock-based compensation, as a component of selling, general, and administrative expense, in its Consolidated Statements of Income of $5.7 million, $4.0 million, and $3.5 million, respectively.  The tax benefit from exercise of share-based awards was $0.7 million in 2013, $2.6 million in 2012, and $0.9 million in 2011.

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

Under existing plans, the Company may grant options to purchase shares of common stock at prices not less than the fair market value of the stock on the date of grant, as well as restricted stock awards.  Generally, the awards vest annually over a five-year period beginning one year from the date of grant.  Any unexercised options expire after not more than ten years.

Stock Options

The fair value of each option is estimated as a single award and amortized into compensation expense on a straight-line or accrual basis over its vesting period based on its vesting schedule.  The weighted average grant-date fair value of options granted during 2013, 2012, and 2011 were $17.54, $14.89, and $12.53, respectively.

The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing model.  The use of this valuation model in the determination of compensation expense involves certain assumptions that are judgmental and/or highly sensitive including the expected life of the option, stock price volatility, risk-free interest rate, and dividend yield.  Additionally, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  Due to the nature of the awards granted in 2013, a forfeiture rate was not considered necessary.  The forfeiture rate was 16.5 percent and 17.0 percent for 2012 and 2011, respectively, and is adjusted periodically based on actual forfeitures.  The weighted average of key assumptions used in determining the fair value of options granted and a discussion of the methodology used to develop each assumption are as follows:

	2013	2012	2011

Expected term	5.9 years	6.5 years	6.3 years
Expected price volatility	0.397	0.375	0.358
Risk-free interest rate	0.7%	0.7%	1.7%
Dividend yield	0.9%	0.9%	1.1%

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

The total intrinsic value of options exercised was $2.9 million, $12.1 million, and $6.6 million in 2013, 2012, and 2011, respectively.  The total fair value of options that vested was $1.1 million, $1.7 million, and $2.1 million in 2013, 2012, and 2011, respectively.

At December 28, 2013, the aggregate intrinsic value of all outstanding options was $18.7 million with a weighted average remaining contractual term of 4.9 years.  Of the outstanding options, 419 thousand are currently exercisable with an aggregate intrinsic value of $13.8 million, a weighted average exercise price of $29.74, and a weighted average remaining contractual term of 4.3 years.

The total compensation expense not yet recognized related to unvested options at December 28, 2013 was $0.7 million with an average expense recognition period of 1.9 years.

Restricted Stock Awards

The fair value of the each restricted stock award equals the fair value of the Company’s stock on the grant date and is amortized into compensation expense on a straight-line or accrual basis over its vesting period based on its vesting schedule.  The weighted average grant-date fair value of awards granted during 2013, 2012, and 2011 were $56.63, $42.83, and $37.87, respectively.

The aggregate intrinsic value of outstanding and unvested awards was $22.9 million at December 28, 2013.  Total compensation expense for restricted stock awards not yet recognized was $12.8 million with an average expense recognition period of 3.7 years.  The total fair value of awards that vested was $1.8 million, $1.7 million, and $0.7 million in 2013, 2012, and 2011, respectively.

The Company generally issues treasury shares when options are exercised or restricted stock awards are granted.  A summary of the activity and related information follows:
	Stock Options		Restricted Stock Awards
(Shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 29, 2012	694	$28.93	285	$32.36
Granted	10	50.21	151	56.63
Exercised	(115)	28.69	(70)	26.42

Outstanding at December 28, 2013	589	29.34	366	43.49

Approximately 195 thousand shares were available for future stock incentive awards at December 28, 2013.

Note 13 – Derivative Instruments and Hedging Activities

Cash Flow Hedges

Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  The Company occasionally enters into forward fixed-price arrangements with certain customers; the risk of these arrangements is generally managed with commodity futures contracts.  The Company accounts for these futures contracts in accordance with ASC 815.  These futures contracts have been designated as cash flow hedges.  The fair value of open futures contracts are recognized as a component of OCI until the position is closed which corresponds to the period when the related hedged transaction is recognized in earnings.  Should these contracts no longer meet hedge criteria in accordance with ASC 815, either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge would be immediately reclassified from accumulated OCI into earnings.  In the next twelve months, the Company will reclassify into earnings realized gains or losses of cash flow hedges; at December 28, 2013, this amount was a $408 thousand gain position.

At December 28, 2013, the Company held open futures contracts to purchase approximately $15.9 million of copper over the next 15 months related to fixed price sales orders.  The fair value of those futures contracts was a $438 thousand gain position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820).

Derivative instruments designated as cash flow hedges under ASC 815 are reflected in the Consolidated Financial Statements as follows:

	December 28, 2013
(In thousands)	Location		Fair value

Commodity contracts	Other current assets:	Gain positions	$448
		Loss positions	(10)

	December 29, 2012
(In thousands)	Location		Fair value

Commodity contracts	Other current liabilities:	Gain positions	$172
		Loss positions	(420)

The following tables summarize activities related to the Company’s derivative instruments classified as cash flow hedges in accordance with ASC 815:

	Loss Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Year Ended
(In thousands)	December 28, 2013	December 29, 2012

Commodity contracts	$(3,904)	$(214)

	Loss Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
		For the Year Ended
(In thousands)	Location	December 28, 2013	December 29, 2012

Commodity contracts	Cost of goods sold	$3,781	$469

Inventory Fair Value Hedges

The Company enters into futures contracts in order to protect the value of inventory against market fluctuations.   These futures contracts are assessed and designated as fair value hedges in accordance with ASC 815.

At December 28, 2013, the Company held open futures contracts to sell approximately $70.6 million of copper over the next five months related to copper inventory. The fair value of those futures contracts was a $1.8 million loss position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820).  During the fourth quarter of 2013, the Company dedesignated previous hedges on its inventory because the hedging relationship was no longer deemed to be highly effective.  These contracts no longer qualify as hedging instruments.

Derivative commodity instruments are reflected in the Consolidated Financial Statements as follows:

	December 28, 2013
(In thousands)	Location		Fair Value

Commodity contracts - Nonqualifying	Other current liabilities:	Gain positions	$318
		Loss positions	(2,057)
Commodity contracts - Qualifying	Other current liabilities:	Gain positions	22
		Loss positions	(50)

	December 29, 2012
(In thousands)	Location		Fair Value

Commodity contracts - Qualifying	Other current assets:	Gain positions	$1,047
		Loss positions	(548)

Gains and losses related to the change in the value of the commodity contracts, the change in the value of the inventory being hedged, and hedge ineffectiveness are recorded in cost of goods sold. During 2013 and 2012, gains of $0.3 million and losses of $0.1 million, respectively, were recorded. Also, as a result of the Company’s dedesignation of previous hedges on its inventory during the fourth quarter of 2013, a net loss of $0.6 million was recorded in current earnings to record these contracts at fair value at the end of 2013.

The following tables summarize the gains (losses) on the Company’s inventory fair value hedges:

	Gains (Losses) on Fair Value Hedges for the Year Ended December 28, 2013
(In thousands)	Location	Amount

Gain on the derivatives designated and qualifying as fair value hedges:
Commodity Contracts	Cost of goods sold	$5,115

(Loss) on the hedged items designated and qualifying as fair value hedges:
Inventory	Cost of goods sold	(4,827)

	(Losses) Gains on Fair Value Hedges for the Year Ended December 29, 2012
(In thousands)	Location	Amount

(Loss) on the derivatives in designated and qualifying fair value hedges:
Commodity Contracts	Cost of goods sold	$(301)

Gain on the hedged item in designated and qualifying fair value hedges:
Inventory	Cost of goods sold	182

Foreign Currency Hedges

During 2012 and 2013, the Company entered into contracts to purchase heavy machinery and equipment. These contracts are denominated in euros. In anticipation of entering into these contracts, the Company has entered into forward contracts to purchase euros to protect itself against adverse exchange rate fluctuations.  The fair value of open contracts are recognized as a component of OCI until the position is closed which corresponds to the period when the related hedged transaction is recognized in earnings.  Should these contracts no longer meet hedge criteria in accordance with ASC 815, either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge would be immediately reclassified from accumulated OCI into earnings.

At December 28, 2013, the Company held open forward contracts to purchase approximately 10.5 million euros over the next 15 months.   The fair value of these contracts, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820), was an $836 thousand gain position recorded in other current assets at December 28, 2013.

The following tables summarize activities related to the Company’s derivative instruments classified as foreign currency hedges in accordance with ASC 815:

	Loss Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Year Ended
(In thousands)	December 28, 2013	December 29, 2012

Foreign currency contracts	$(484)	$—

	Loss Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
		For the Year Ended
(In thousands)	Location	December 28, 2013	December 29, 2012

Commodity contracts	Cost of goods sold	$34	$—

Interest Rate Swap

On February 20, 2013, the Company entered into a two-year forward-starting interest rate swap agreement with an effective date of January 12, 2015, and an underlying notional amount of $200.0 million, pursuant to which the Company receives variable interest payments based on one-month LIBOR and pays fixed interest at a rate of 1.4 percent.  Based on the Company’s current variable premium pricing on its Term Loan Facility, the all-in fixed rate on the effective date is 2.7 percent.  The interest rate swap will mature on December 11, 2017, and is structured to offset the interest rate risk associated with the Company’s floating-rate, LIBOR-based Term Loan Facility Agreement.  The swap was designated and accounted for as a cash flow hedge from inception.

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at the current market interest rate using observable benchmarks for LIBOR forward rates at the end of the period (Level 2 hierarchy as defined by ASC 820).  The effective portion of the mark-to-market gain or loss is reported as a component of accumulated OCI and subsequently reclassified into earnings when the hedged transactions occur and affect earnings.  Interest payable and receivable under the swap agreement will be accrued and recorded as an adjustment to interest expense.  The fair value of the interest rate swap was a $1.3 million gain position and was recorded in other assets at December 28, 2013.

The following tables summarize the activity related to the interest rate swap:

	Gain Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Year Ended
(In thousands)	December 28, 2013	December 29, 2012

Interest rate swap	$834	$—

The Company enters into futures and forward contracts that generally closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open cash flow and fair value hedge contracts through December 28, 2013 was not material to the Consolidated Statements of Income.

The Company does not offset the fair value of amounts for derivative instruments and the fair value amounts recognized for the right to reclaim cash collateral.  At December 28, 2013, the Company had recorded restricted cash of $2.1 million related to open futures contracts.

Note 14 – Acquisitions and Dispositions

On October 18, 2013, the Company entered into a definitive agreement with KME Yorkshire Limited (Yorkshire) to acquire certain assets and assume certain liabilities of Yorkshire for purposes of acquiring its copper tube business.  This transaction received regulatory approval in the United Kingdom on February 11, 2014.  Yorkshire produces European standard copper distribution tubes.  The purchase price will be approximately $29.7 million.  In 2012, Yorkshire had annual revenue of approximately $196.1 million.

On October 17, 2013, the Company entered into a Stock Purchase Agreement with Commercial Metals Company and Howell Metal Company (Howell) providing for the purchase of all of the outstanding capital stock of Howell for approximately $55.3 million in cash, net of working capital adjustments.  Howell manufactures copper tube and line sets for U.S. distribution.  The acquisition of Howell complements the Company’s copper tube and line sets businesses, both components of the Plumbing and Refrigeration segment.   For the twelve months ended August 31, 2013, Howell’s net sales for copper tube and line sets were $156.3 million.  The total estimated fair value of the assets acquired totaled $64.4 million, consisting primarily of receivables of $14.6 million, inventories of $27.6 million, property, plant, and equipment of $21.6 million, and other current assets of $0.6 million.  The total estimated fair value of the liabilities assumed totaled $11.4 million, consisting primarily of accounts payable and accrued expenses of $9.9 million and other current liabilities of $1.5 million.  Of the remaining purchase price, $2.0 million was allocated to other intangible assets and $0.3 million to tax-deductible goodwill.  The allocation of the purchase price to long-lived assets is provisional as of December 28, 2013 and subject to change upon completion of the final valuation of these assets.  The results of operations for Howell have been included in the accompanying Consolidated Financial Statements from the acquisition date.

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

These acquisitions were accounted for using the acquisition method of accounting.  Therefore, the results of operations of the acquired businesses were included in the Company’s Consolidated Financial Statements from their respective acquisition dates.  The purchase price for these acquisitions, which was financed by available cash balances, has been allocated to the assets and liabilities of the acquired businesses based on their respective fair market values.

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

The Company will continue to manufacture and supply plastic drain, waste, and vent (DWV) fittings.  The Company extended its third party supply agreement to complement its product offering with purchased products the Company does not competitively manufacture with its remaining assets.  This supply agreement was originally entered into after the majority of the Company’s plastic manufacturing assets were destroyed in the 2011 fire at its Wynne, Arkansas facility.  The extended supply agreement has an initial five-year term.

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

During 2013, 2012, and 2011, no single customer exceeded 10 percent of worldwide sales.

Net Sales by Major Product Line:

(In thousands)	2013	2012	2011

Tube and fittings	$972,107	$986,825	$1,082,150
Brass rod and forgings	553,896	583,940	662,369
OEM components, tube & assemblies	337,772	335,461	401,623
Valves and plumbing specialties	239,822	231,278	217,985
Other	54,944	52,434	53,670

	$2,158,541	$2,189,938	$2,417,797

Geographic Information:

(In thousands)	2013	2012	2011

Net sales:
United States	$1,676,385	$1,696,589	$1,830,001
United Kingdom	229,659	234,684	272,809
Other	252,497	258,665	314,987

	$2,158,541	$2,189,938	$2,417,797

(In thousands)	2013	2012	2011

Long-lived assets:
United States	$325,667	$306,023	$267,060
United Kingdom	22,159	23,496	23,962
Other	25,224	27,442	29,883

	$373,050	$356,961	$320,905

Net assets of foreign operations at December 28, 2013 included $108.2 million in the United Kingdom, $45.5 million in Mexico, $59.5 million in Luxembourg, and $22.7 million in China.

Segment Information:

	For the Year Ended December 28, 2013
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$1,225,306	$947,784	$(14,549)	$2,158,541

Cost of goods sold	1,043,059	833,518	(14,488)	1,862,089
Depreciation and amortization	17,117	13,025	2,252	32,394
Selling, general, and administrative expense	85,471	24,479	24,964	134,914
Insurance settlement	(103,895)	—	(2,437)	(106,332)
Gain on sale of plastic fittings manufacturing assets	(39,765)	—	—	(39,765)
Impairment charges	4,173	131	—	4,304

Operating income	219,146	76,631	(24,840)	270,937

Interest expense				(3,990)
Other expense, net				4,451

Income before income taxes				$271,398

	For the Year Ended December 29, 2012
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$1,238,230	$974,606	$(22,898)	$2,189,938

Cost of goods sold	1,060,755	866,404	(22,696)	1,904,463
Depreciation and amortization	16,513	13,435	1,547	31,495
Selling, general, and administrative expense	75,448	27,680	26,328	129,456
Litigation settlement	—	—	(4,050)	(4,050)
Insurance settlement	(1,500)	—	—	(1,500)
Severance	—	—	3,369	3,369

Operating income	87,014	67,087	(27,396)	126,705

Interest expense				(6,890)
Other expense, net				539

Income before income taxes				$120,354

	For the Year Ended December 31, 2011
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$1,330,435	$1,119,796	$(32,434)	$2,417,797

Cost of goods sold	1,139,932	1,007,654	(31,909)	2,115,677
Depreciation and amortization	20,947	14,634	1,284	36,865
Selling, general, and administrative expense	84,795	24,838	26,320	135,953
Litigation settlement	—	—	(10,500)	(10,500)

Operating income	84,761	72,670	(17,629)	139,802

Interest expense				(11,553)
Other expense, net				1,912

Income before income taxes				$130,161

(In thousands)	2013	2012	2011

Expenditures for long-lived assets (including business acquisitions):
Plumbing & Refrigeration	$47,222	$24,030	$12,686
OEM	14,845	24,137	12,586
General corporate	3,253	17,290	361

	$65,320	$65,457	$25,633

Segment assets:
Plumbing & Refrigeration	$625,371	$531,429	$532,458
OEM	305,052	290,058	296,997
General corporate	317,344	282,668	518,149

	$1,247,767	$1,104,155	$1,347,604

Note 16 – Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2013
Net sales	$559,690	$582,282	$528,854	$487,715
Gross profit (1)	76,840	81,157	72,552	65,903
Consolidated net income	26,434	91,842 (4)	39,993 (5)	15,020
Net income attributable to Mueller Industries, Inc.	26,202	91,150	39,864	15,384
Basic earnings per share (2)	0.94	3.27	1.43	0.55
Diluted earnings per share (2)	0.93	3.23	1.41	0.54
Dividends per share	0.125	0.125	0.125	0.125

2012
Net sales	$577,668	$594,099	$514,165	$504,006
Gross profit (1)	84,493	71,248	64,447	65,287
Consolidated net income	32,817 (3)	18,540	15,570	16,746	(6)
Net income attributable to Mueller Industries, Inc.	32,599	17,917	15,511	16,368
Basic earnings per share	0.86	0.47	0.41	0.59	(2)
Diluted earnings per share	0.85	0.47	0.41	0.58	(2)
Dividends per share	0.10	0.10	0.10	0.125

(1) Gross profit is net sales less cost of goods sold, which excludes depreciation and amortization.

(2) Includes the repurchase of 10.4 million shares from Leucadia in September 2012

(3) Includes pre-tax gain of $8.0 million from liquidation of LIFO inventory layers and $1.5 million from settlement of insurance claims.

(4) Includes $106.3 million pre-tax gain from settlement of insurance claims.

(5) Includes $39.8 million pre-tax gain on sale of manufacturing assets and pre-tax impairment charges of $4.3 million primarily related to real property associated with the aforementioned plastics sale transaction.

(6) Includes $4.1 million net gain from settlement of litigation.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Industries, Inc.

We have audited the accompanying consolidated balance sheets of Mueller Industries, Inc. as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mueller Industries, Inc. at December 28, 2013 and December 29, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mueller Industries, Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Memphis, Tennessee
February 26, 2014

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 28, 2013, December 29, 2012, and December 31, 2011

		Additions
	Balance at	Charged to				Balance
	beginning	costs and	Other			at end
(In thousands)	of year	expenses	additions		Deductions	of year

2013
Allowance for doubtful accounts	$1,644	$273	$812		$338	$2,391

Environmental reserves	$24,635	$986	$—		$1,984	$23,637

Valuation allowance for deferred tax assets	$30,394	$332	$—		$8,182	$22,544

2012
Allowance for doubtful accounts	$1,564	$867	$109	(1)	$896	$1,644

Environmental reserves	$22,892	$3,056	$—		$1,313	$24,635

Valuation allowance for deferred tax assets	$29,705	$(1,224)	$1,913		$—	$30,394

2011
Allowance for doubtful accounts	$5,447	$(229)	$(2)	(1)	$3,652	$1,564

Environmental reserves	$23,902	$392	$—		$1,402	$22,892

Valuation allowance for deferred tax assets	$28,714	$(443)	$1,434	(2)	$—	$29,705

(1) Other consists primarily of bad debt recoveries as well as the effect of fluctuating foreign currency exchange rates in all years presented.

(2) Other includes the additions to valuation allowances in which previously unrecorded gross deferred tax assets and valuation allowances were recognized.

EXHIBIT INDEX

Exhibits	Description

10.12	Summary description of the Registrant’s 2014 incentive plan for certain key employees.

21.0	Subsidiaries of the Registrant.

23.0	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.SCH	XBRL Taxonomy Extension Schema