Form 10-Q
period 2014-03-29
MUELLER INDUSTRIES INC
filed 2014-04-25
CIK 89439

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock outstanding as of April 22, 2014, was 56,688,382.

Index

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 29, 2014

__________________________

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

__________________________

Index

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
(In thousands, except per share data)	March 29, 2014	March 30, 2013

Net sales	$574,374	$559,690

Cost of goods sold	495,777	482,850
Depreciation and amortization	8,107	8,154
Selling, general, and administrative expense	32,183	31,343

Operating income	38,307	37,343

Interest expense	(1,026)	(596)
Other income, net	88	3,163

Income before income taxes	37,369	39,910

Income tax expense	(12,415)	(13,476)

Consolidated net income	24,954	26,434

Net income attributable to noncontrolling interest	(248)	(232)

Net income attributable to Mueller Industries, Inc.	$24,706	$26,202

Weighted average shares for basic earnings per share1	55,918	55,645
Effect of dilutive stock-based awards1	853	747

Adjusted weighted average shares for diluted earnings per share1	56,771	56,392

Basic earnings per share1	$0.44	$0.47

Diluted earnings per share1	$0.44	$0.46

Dividends per share1	$0.0750	$0.0625

See accompanying notes to condensed consolidated financial statements.

1 Adjusted retroactively to reflect the two-for-one stock split that occurred on March 14, 2014.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended
(In thousands)	March 29, 2014	March 30, 2013

Consolidated net income	$24,954	$26,434

Other comprehensive income (loss), net of tax:
Foreign currency translation	1,167	(5,324)
Net change with respect to derivative instruments and hedging activities, net of tax of $590 in 2014 and $980 in 2013	(1,116)	(1,724)
Net actuarial loss on pension and postretirement obligations, net of tax of $28 in 2014 and $(652) in 2013	3	1,539
Other, net	(15)	41

Total other comprehensive income (loss)	39	(5,468)

Comprehensive income	24,993	20,966
Less comprehensive income attributable to noncontrolling interest	(253)	(199)

Comprehensive income attributable to Mueller Industries, Inc.	$24,740	$20,767

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)	March 29, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$233,475	$311,800
Accounts receivable, less allowance for doubtful accounts of $1,114 in 2014 and $2,391 in 2013	319,902	271,847
Inventories	279,465	251,716
Current deferred income taxes	8,017	8,106
Other current assets	44,354	31,248

Total current assets	885,213	874,717

Property, plant, and equipment, net	243,905	244,457
Goodwill	119,857	94,357
Other assets	33,854	34,236

Total assets	$1,282,829	$1,247,767

Liabilities
Current liabilities:
Current portion of debt	$32,085	$29,083
Accounts payable	109,452	80,897
Accrued wages and other employee costs	27,611	37,109
Other current liabilities	66,283	72,167

Total current liabilities	235,431	219,256

Long-term debt, less current portion	206,000	206,250
Pension liabilities	9,840	10,645
Postretirement benefits other than pensions	16,714	16,781
Environmental reserves	22,005	22,144
Deferred income taxes	34,039	35,975
Other noncurrent liabilities	618	849

Total liabilities	524,647	511,900

Equity
Mueller Industries, Inc. stockholders’ equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 56,684,382 in 2014 and 56,604,674 in 2013 2	802	401
Additional paid-in capital	267,293	267,142
Retained earnings	928,729	908,274
Accumulated other comprehensive loss	(10,785)	(10,819)
Treasury common stock, at cost	(460,570)	(461,593)

Total Mueller Industries, Inc. stockholders’ equity	725,469	703,405
Noncontrolling interest	32,713	32,462

Total equity	758,182	735,867

Commitments and contingencies	—	—

Total liabilities and equity	$1,282,829	$1,247,767

See accompanying notes to condensed consolidated financial statements.

2 Adjusted retroactively to reflect the two-for-one stock split that occurred on March 14, 2014

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
(In thousands)	March 29, 2014	March 30, 2013

Cash flows from operating activities
Consolidated net income	$24,954	$26,434
Reconciliation of consolidated net income to net cash used in operating activities:
Depreciation and amortization	8,165	8,250
Stock-based compensation expense	1,194	946
Gain on disposal of properties	(1,413)	(3,003)
Deferred income taxes	(1,484)	(1,313)
Income tax benefit from exercise of stock options	(156)	(30)
Changes in assets and liabilities, net of business acquired:
Receivables	(49,482)	(42,680)
Inventories	(10,055)	212
Other assets	(14,467)	2,585
Current liabilities	(1,337)	(5,365)
Other liabilities	(989)	(753)
Other, net	398	(198)

Net cash used in operating activities	(44,672)	(14,915)

Cash flows from investing activities
Acquisition of business	(30,137)	—
Capital expenditures	(9,199)	(9,835)
Net withdrawals from (deposits into) restricted cash	1,771	(14,800)
Proceeds from the sales of properties	4,833	3,002

Net cash used in investing activities	(32,732)	(21,633)

Cash flows from financing activities
Repayments of long-term debt	(250)	(250)
Dividends paid to stockholders of Mueller Industries, Inc.	(4,196)	(3,479)
Debt issuance cost	—	(50)
(Repayment) issuance of debt by joint venture, net	(1,407)	26,060
Issuance of debt	4,373	—
Net cash received to settle stock-based awards	224	65
Income tax benefit from exercise of stock options	156	30

Net cash (used in) provided by financing activities	(1,100)	22,376

Effect of exchange rate changes on cash	179	(896)

Decrease in cash and cash equivalents	(78,325)	(15,068)
Cash and cash equivalents at the beginning of the period	311,800	198,934

Cash and cash equivalents at the end of the period	$233,475	$183,866

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

On February 21, 2014, the Company’s Board of Directors announced a two-for-one stock split of its common stock effected in the form of a stock dividend of one share for each outstanding share.  The record date for the stock split was March 14, 2014, and the additional shares were distributed on March 28, 2014.  Accordingly, all references to share and per share amounts presented in the Condensed Consolidated Financial Statements and this Quarterly Report on Form 10-Q have been adjusted retroactively to reflect the stock split.

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

  United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico to determine the final antidumping duties owed on U.S. imports during the period November 1, 2007 through October 31, 2008, by certain subsidiaries of the Company.  On April 19, 2010, the DOC published the final results of this review and assigned Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) an antidumping duty rate of 48.3 percent.  The Company appealed the final determination to the U.S. Court of International Trade (CIT).  The Company and the United States have reached an agreement to settle the appeal.  As a result, the DOC published on March 22, 2013 the amended final results of the review and assigned Mueller Comercial an antidumping duty rate of 40.5 percent.  U.S. Customs and Border Protection has assessed antidumping duties on subject imports during the period of review.  As of March 29, 2014, Mueller Comercial has complied with all requests for payment of duties related to this review period.

On December 23, 2009, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2008  through October 31, 2009 period of review.  The DOC selected Mueller Comercial as a respondent in the review.  On June 21, 2011, the DOC published the final results of the review and assigned Mueller Comercial an antidumping duty rate of 19.8 percent.  On August 22, 2011, the Company appealed the final results to the CIT.  On December 21, 2012, the CIT issued a decision upholding the Department’s final results in part.  The CIT issued its final judgment on May 2, 2013.  On May 6, 2013, the Company appealed the CIT decision to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit). On January 10, 2014, the Federal Circuit held oral arguments in the appeal.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve of approximately $1.1 million for this matter.

Subsequent to October 31, 2009, Mueller Comercial did not ship subject merchandise to the United States.  Therefore, there is zero antidumping duty liability for periods of review after October 31, 2009.

Index

Other

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the Company’s guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at March 29, 2014 were $7.5 million.

Note 3 – Inventories
(In thousands)	March 29, 2014	December 28, 2013

Raw materials and supplies	$48,711	$54,613
Work-in-process	50,137	43,796
Finished goods	186,483	159,422
Valuation reserves	(5,866)	(6,115)

Inventories	$279,465	$251,716

Note 4 – Industry Segments

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

SPD manufactures copper tube and fittings, plastic fittings, plastic pipe, and line sets.  These products are manufactured in the U.S.  Outside the U.S., the Company’s European Operations manufacture copper tube, which is sold primarily in Europe.  SPD also imports and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The European Operations also includes the import distribution of fittings, valves, and plumbing specialties primarily in the U.K. and Ireland.  The Plumbing & Refrigeration segment’s products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, and building product retailers.  For the quarter ended March 29, 2014, cost of goods sold included a decrease in accruals related to import duties of $3.1 million.

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

Index

Summarized segment information is as follows:

	For the Quarter Ended March 29, 2014
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$338,027	$240,030	$(3,683)	$574,374

Cost of goods sold	289,025	210,403	(3,651)	495,777
Depreciation and amortization	4,420	3,083	604	8,107
Selling, general, and administrative expense	20,697	5,258	6,228	32,183

Operating income	23,885	21,286	(6,864)	38,307

Interest expense				(1,026)
Other income, net				88

Income before income taxes				$37,369

	For the Quarter Ended March 30, 2013
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$311,814	$253,787	$(5,911)	$559,690

Cost of goods sold	264,814	223,880	(5,844)	482,850
Depreciation and amortization	4,247	3,362	545	8,154
Selling, general, and administrative expense	20,128	6,222	4,993	31,343

Operating income	22,625	20,323	(5,605)	37,343

Interest expense				(596)
Other income, net				3,163

Income before income taxes				$39,910

Note 5 – Debt

On March 21, 2014, Mueller Europe, Limited (MEL) entered into a credit agreement (the Invoice Facility) establishing a total borrowing capacity of £40.0 million, or approximately $65.9 million.   The Invoice Facility has an initial term of two years.  Borrowings outstanding under the Invoice Facility are secured by MEL’s trade account receivables denominated in British pounds.  Borrowings were approximately $4.4 million at March 29, 2014, and bear interest at the latest base-lending rate published by HSBC plus 155 basis points, which was approximately 2.05 percent at the end of the first quarter of 2014.

Index

Note 6 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit (income) cost are as follows:

	For the Quarter Ended
(In thousands)	March 29, 2014	March 30, 2013

Pension benefits:
Service cost	$222	$375
Interest cost	2,068	2,030
Expected return on plan assets	(3,201)	(2,798)
Amortization of net loss	188	992

Net periodic benefit (income) cost	$(723)	$599

Other benefits:
Service cost	$89	$68
Interest cost	177	280
Amortization of prior service cost	—	2
Amortization of net gain	(64)	(26)

Net periodic benefit cost	$202	$324

Note 7 – Income Taxes

The Company’s effective tax rate for the first quarter of 2014 was 33 percent compared with 34 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first quarter of 2014 were reductions related to the U.S. production activities deduction of $1.2 million and decreases in valuation allowances of $0.9 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.3 million.

For the first quarter of 2013, the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate was attributable to reductions for: (i) the U.S. production activities deduction of $1.2 million; (ii) decreases in valuation allowances of $0.5 million; and (iii) the effect of foreign tax rates lower than statutory tax rates and other foreign adjustments of $0.3 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.1 million.

Total unrecognized tax benefits, including derecognized deferred tax assets, at the end of the first quarter of 2014 were $2.8 million.  It is reasonably possible that this amount may decrease by the full amount over the next twelve months, none of which will impact the effective tax rate.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions.  The statute of limitations is open for the Company’s federal tax return and most state income tax returns for 2010 and all subsequent years and is open for certain state and foreign returns for earlier tax years due to ongoing audits and differing statute periods.  The Internal Revenue Service has audited the 2010 federal income tax return, the results of which were immaterial to the consolidated financial statements, and is currently auditing the 2012 federal income tax return.  While the Company believes that it is adequately reserved for possible future audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

Index

Note 8 – Derivative Instruments and Hedging Activities

Cash Flow Hedges

Copper and brass represent the largest component of the Company’s variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond the Company’s control.  The Company occasionally enters into forward fixed-price arrangements with certain customers; the risk of these arrangements is generally managed with commodity futures contracts.   These futures contracts have been designated as cash flow hedges.  The fair value of open futures contracts is recognized as a component of accumulated other comprehensive income (OCI) until the position which corresponds to the period when the related hedged transaction is recognized in earnings.  Should these contracts no longer meet hedge criteria in accordance with ASC 815, Derivatives and Hedging (ASC 815), either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge would be immediately reclassified from accumulated other comprehensive income into earnings.  In the next twelve months, the Company will reclassify into earnings realized gains or losses of cash flow hedges; at March 29, 2014, this amount was approximately a $664 thousand loss.

At March 29, 2014, the Company held open futures contracts to purchase approximately $34.9 million of copper over the next 16 months related to fixed price sales orders.  The fair value of those futures contracts was a $664 thousand loss position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820)).

Derivative instruments designated as cash flow hedges under ASC 815 are reflected in the Condensed Consolidated Financial Statements as follows:

	March 29, 2014
(In thousands)	Location		Fair value

Commodity contracts	Other current assets:	Gain positions	$46
		Loss positions	(6)
	Other current liabilities:	Gain positions	277
		Loss positions	(981)

	December 28, 2013
(In thousands)	Location		Fair value

Commodity contracts	Other current assets:	Gain positions	$448
		Loss positions	(10)

The following tables summarize activities related to the Company’s commodity contract derivative instruments classified as cash flow hedges:

	Loss Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Quarter Ended
(In thousands)	March 29, 2014	March 30, 2013

Commodity contracts	$(1,010)	$(654)

Index

	Loss (Gain) Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
	For the Quarter Ended
(In thousands)	March 29, 2014	March 30, 2013

Commodity contracts:
Cost of goods sold	$291	$(74)

Inventory Fair Value Hedges

The Company may enter into futures contracts to protect the value of inventory against market fluctuations.   These futures contracts have been designated as fair value hedges.  For fair value hedges, the changes in value of the hedging derivative, as well as the changes in value of the related hedged item due to the risk being hedged, are reflected in current earnings.  Hedge ineffectiveness is reflected in current earnings in the period in which it occurs.

At March 29, 2014, the Company held open futures contracts to sell approximately $5.2 million of copper over the next six months related to copper inventory. The fair value of those futures contracts was a $294 thousand gain position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820).  During the fourth quarter of 2013, the Company dedesignated previous hedges on its inventory because the hedging relationship was no longer deemed to be highly effective.  These contracts no longer qualified as hedging instruments as of December 28, 2013.

Derivative commodity instruments are reflected in the Condensed Consolidated Financial Statements as follows:

	March 29, 2014
(In thousands)	Location		Fair Value

Commodity contracts - Qualifying	Other current assets:	Gain positions	$294

	December 28, 2013
(In thousands)	Location		Fair Value

Commodity contracts - Nonqualifying	Other current liabilities:	Gain positions	$318
		Loss positions	(2,057)
Commodity contracts - Qualifying	Other current liabilities:	Gain positions	22
		Loss positions	(50)

Gains and losses related to the change in the value of the commodity contracts, the change in the value of the inventory being hedged, and hedge ineffectiveness are recorded in cost of goods sold. During the first quarter of 2014 and 2013, gains of $0.5 million and $0.4 million, respectively, were recorded. Also, as a result of the Company’s dedesignation of previous hedges on its inventory during the fourth quarter of 2013, a net gain of $1.5 million was recorded in current earnings to record these contracts at fair value during the first quarter of 2014.

Index

The following tables summarize the gains (losses) on the Company’s inventory fair value hedges:

	Gains (Losses) on Fair Value Hedges for the Quarter Ended March 29, 2014
(In thousands)	Location	Amount

Gain on the derivatives designated and qualifying fair value hedges:
Commodity contracts	Cost of goods sold	$6,291

Loss on the hedged item designated and qualifying fair value hedges:
Inventory	Cost of goods sold	(5,800)

	Gains (Losses) on Fair Value Hedges for the Quarter Ended March 30, 2013
(In thousands)	Location	Amount

Gain on the derivatives designated and qualifying fair value hedges:
Commodity contracts	Cost of goods sold	$3,333

Loss on the hedged item designated and qualifying fair value hedges:
Inventory	Cost of goods sold	(2,885)

Foreign Currency Hedges

During 2012 and 2013, the Company entered into contracts to purchase heavy machinery and equipment.  These contracts are denominated in euros. In anticipation of entering into these contracts, the Company has entered into forward contracts to purchase euros to protect itself against adverse exchange rate fluctuations.  The fair value of open contracts are recognized as a component of OCI until the position is closed which corresponds to the period when the related hedged transaction is recognized in the Company’s Condensed Consolidated Financial Statements.  Should these contracts no longer meet hedge criteria in accordance with ASC 815, either through lack of effectiveness or because the hedged transaction is no longer probable of occurring, all deferred gains and losses related to the hedge would be immediately reclassified from accumulated OCI into earnings.

At March 29, 2014, the Company held open forward contracts to purchase approximately 6.8 million euros over the next 12 months.  The fair value of these contracts, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820), was a $571 thousand gain position recorded in other current assets at March 29, 2014, and an $836 thousand gain position recorded in other current assets at December 28, 2013.

The following tables summarize activities related to the Company’s derivative instruments classified as foreign currency hedges in accordance with ASC 815:

	Gain Recognized in Accumulated OCI (Effective Portion), Net of Tax
		For the Quarter Ended
(In thousands)		March 29, 2014	March 30, 2013

Foreign currency contracts		$22	$—

	(Gain) Reclassified from Accumulated OCI into Income (Effective Portion), Net of Tax
		For the Quarter Ended
(In thousands)	Location	March 29, 2014	March 30, 2013

Foreign currency contracts	Property, plant, and equipment, net	$(174)	$—

Index

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

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at the current market interest rate using observable benchmarks for LIBOR forward rates at the end of the period (Level 2 hierarchy as defined by ASC 820).  The effective portion of the mark-to-market gain or loss is reported as a component of accumulated OCI and subsequently reclassified into earnings when the hedged transactions occur and affect earnings.  Interest payable and receivable under the swap agreement will be accrued and recorded as an adjustment to interest expense.  The fair value of the interest rate swap was a $0.9 million gain position and was recorded in other assets at March 29, 2014.

The following table summarizes activities related to the interest rate swap agreement derivative instruments classified as a cash flow hedge:

	Loss Recognized in Accumulated OCI (Effective Portion), Net of Tax
	For the Quarter Ended
(In thousands)	March 29, 2014	March 30, 2013

Interest rate swap	$(245)	$(999)

The Company enters into futures contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open cash flow and fair value hedge contracts through March 29, 2014 was not material to the Condensed Consolidated Statements of Income.

The Company does not offset fair value of amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At March 29, 2014, the Company had recorded restricted cash of $0.8 million related to open futures contracts.

Index

Note 9 – Accumulated Other Comprehensive Income

Changes in accumulated OCI by component, net of taxes and noncontrolling interest, were as follows:

	For the Quarter Ended March 29, 2014
(In thousands)	Cumulative Translation Adjustment	Unrealized (Losses)/Gains on Derivatives	Minimum Pension/OPEB Liability Adjustment	Unrealized Gains on equity investments	Total

Beginning balance	$(462)	$1,546	$(12,158)	$255	$(10,819)

Other comprehensive income (loss) before reclassifications	1,162	(1,233)	(107)	(15)	(193)
Amounts reclassified from accumulated OCI	—	117	110	—	227

Net current-period other comprehensive income	1,162	(1,116)	3	(15)	34

Ending balance	$700	$430	$(12,155)	$240	$(10,785)

	For the Quarter Ended March 30, 2013
(In thousands)	Cumulative translation adjustment	Unrealized (losses)/gains on derivatives	Minimum pension/OPEB liability adjustment	Unrealized gains on equity investments	Total

Beginning balance	$(3,033)	$(166)	$(39,527)	$103	$(42,623)

Other comprehensive income (loss) before reclassifications	(5,290)	(1,650)	890	41	(6,009)
Amounts reclassified from accumulated OCI	—	(74)	649	—	575

Net current-period other comprehensive income	(5,290)	(1,724)	1,539	41	(5,434)

Ending balance	$(8,323)	$(1,890)	$(37,988)	$144	$(48,057)

Index

Reclassification adjustments out of accumulated OCI were as follows:

For the Quarter Ended March 29, 2014
(In thousands)	Amount reclassified from Accumulated OCI	Affected line item

Unrealized losses/(gains) on derivatives:
Commodity contracts	$357	Cost of goods sold
Foreign currency contracts	(276)	Property, plant, and equipment, net
81
	36	Income tax benefit
	117	Net of tax
	—	Noncontrolling interest

	$117	Net of tax and noncontrolling interest

Amortization of employee benefit items:
Amortization of net loss	$124	Selling, general, and administrative expense
	(14)	Income tax expense
	110	Net of tax
	—	Noncontrolling interest

	$110	Net of tax and noncontrolling interest

For the Quarter Ended March 30, 2013
(In thousands)	Amount reclassified from Accumulated OCI	Affected line item

Unrealized gains on derivatives:
Commodity contracts	$(90)	Cost of goods sold
	16	Income tax expense
	(74)	Net of tax
	—	Noncontrolling interest

	$(74)	Net of tax and noncontrolling interest

Amortization of employee benefit items:
Amortization of net loss	$968	Selling, general, and administrative expense
	(319)	Income tax expense
	649	Net of tax
	—	Noncontrolling interest

	$649	Net of tax and noncontrolling interest

Index

Note 10 – Acquisitions

On October 18, 2013, the Company entered into a definitive agreement with KME Yorkshire Limited (Yorkshire) to acquire certain assets and assume certain liabilities of Yorkshire for purposes of acquiring its copper tube business.  Yorkshire produces European standard copper distribution tubes.  This transaction received regulatory approval in the United Kingdom on February 11, 2014 and closed on February 28, 2014.  The purchase price was approximately $30.1 million, paid in cash.  The acquisition of Yorkshire complements the Company’s existing copper tube businesses in the Plumbing and Refrigeration segment.  In 2012, Yorkshire had annual revenue of approximately $196.1 million.  The estimated fair value of the assets acquired totaled $21.1 million, consisting primarily of inventories of $17.6 million, property, plant, and equipment of $2.5 million, and other current assets of $1.0 million.  The estimated fair value of the liabilities assumed totaled $15.6 million, consisting primarily of accounts payable and accrued expenses of $15.2 million and other current liabilities of $0.4 million.  Of the remaining purchase price, $24.6 million was allocated to tax-deductible goodwill.  The allocation of the purchase price to long-lived assets is provisional as of March 29, 2014 and subject to change upon completion of the final valuation of these assets.  The results of operations for Yorkshire have been included in the accompanying Condensed Consolidated Financial Statements from the acquisition date.

On October 17, 2013, the Company entered into a Stock Purchase Agreement with Commercial Metals Company and Howell Metal Company (Howell) providing for the purchase of all of the outstanding capital stock of Howell for approximately $55.3 million in cash, net of working capital adjustments.  Howell manufactures copper tube and line sets for U.S. distribution.  The acquisition of Howell complements the Company’s copper tube and line sets businesses, both components of the Plumbing and Refrigeration segment.   For the twelve months ended August 31, 2013, Howell’s net sales for copper tube and line sets totaled $156.3 million.  During the first quarter of 2014, the purchase price allocation, including all fair value measurements, was finalized.  The fair value of the assets acquired totaled $63.0 million, consisting primarily of receivables of $14.6 million, inventories of $27.6 million, property, plant, and equipment of $20.3 million, and other current assets of $0.5 million.  The fair value of the liabilities assumed totaled $11.4 million, consisting primarily of accounts payable and accrued expenses of $9.9 million and other current liabilities of $1.5 million.  Of the remaining purchase price, $2.3 million was allocated to other intangible assets and $1.4 million to tax-deductible goodwill.  The results of operations for Howell have been included in the accompanying Condensed Consolidated Financial Statements from the acquisition date of October 17, 2013.

Note 11 – Recently Issued Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) (ASU 2011-11). The amendments in this ASU require improved disclosure information about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement.  Subsequently in January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01), which clarifies the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. These ASUs should be applied retrospectively for all comparative periods presented for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The requirements of these ASUs were adopted during the first quarter of 2014 and did not have a significant impact on our disclosures.

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

Index

SPD manufactures and sells copper tube, copper and plastic fittings, line sets, plastic pipe, and valves in North America and sources products for import distribution in North America.  European Operations manufacture copper tube in Europe, which is sold primarily in Europe; activities also include import distribution in the U.K. and Ireland.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The Plumbing & Refrigeration segment sells products to wholesalers in the heating, ventilation, and air-conditioning (HVAC), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers.

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

The majority of the Company’s manufacturing facilities operated below capacity during 2013 and the first quarter of 2014 due to reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  These conditions have significantly affected the demand for virtually all of the Company’s core products in recent years.

Residential construction activity in 2013 and into the first quarter of 2014 is at levels below historical averages.  Improvement in the near-term is expected, but may be tempered by continuing high rates of unemployment, tighter lending standards, and rising mortgage rates.  According to the U.S. Census Bureau, the March 2014 seasonally adjusted annual rate of new housing starts was 0.9 million compared with the March 2013 rate of 1.0 million.  While mortgage rates have risen in 2013 and 2014, they remain at historically low levels, as the average 30-year fixed mortgage rate was 4.36 percent for the first three months of 2014 and 3.98 percent for the twelve months ended December 2013.

The private non-residential construction sector, which includes offices, industrial, health care and retail projects, began showing modest improvement in 2012 after declining each year from 2009 to 2011.  However, the pace of the improvement appears to have moderated in 2013.  According to the U.S. census Bureau, the actual (not seasonally adjusted) value of private non-residential construction put in place was $297.7 billion in 2012 compared to $296.6 billion in 2013.  The seasonally adjusted annual value of private non-residential construction put in place was $319.6 billion in February 2014 compared to the February 2013 rate of $284.2 billion and the December 2013 rate of $319.1 billion.  The Company expects that most of these conditions will gradually improve, but at an irregular pace.

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

Index

Results of Operations

During the first quarter of 2014, the Company’s net sales were $574.4 million, which compares with net sales of $559.7 million over the same period of 2013.  The $14.7 million increase was primarily attributable to net increases in unit sales volume in the Company’s core product lines of $46.3 million, of which approximately $34.4 million was attributable to sales recorded by Howell Metal Company (Howell), acquired in October 2013, and Yorkshire Copper Tube (Yorkshire), acquired in February 2014.  This increase was offset by lower net selling prices of $37.3 million in the Company’s core product lines.  Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The Comex average copper price in the first quarter of 2014 was approximately $3.24 per pound, or 10 percent less than the first quarter of 2013 average of $3.60 per pound.

Cost of goods sold was $495.8 million in the first quarter of 2014 compared with $482.9 million in the same period of 2013.  Consistent with the factors noted above regarding net sales, the year-over-year increase was due primarily to increased sales volume, offset by a decrease in the price of copper, the Company’s principal raw material,  and a decrease in accruals related to import duties of $3.1 million.

Depreciation and amortization of $8.1 million for the first quarter of 2014 was consistent with $8.2 million in the first quarter of 2013.  Selling, general, and administrative expenses increased slightly from $31.3 million in the first quarter of 2013 to $32.2 million in the first quarter of 2014.  This increase was primarily related to increased professional fees of $0.7 million.

Interest expense increased to $1.0 million in the first quarter of 2014 from $0.6 million for the same period in 2013.  This increase was primarily due to the capitalization of interest in the first quarter of 2013 related to certain capital projects.

Other income, net was $0.1 million in the first quarter of 2014 compared with income of $3.2 million for the same period in 2013.  This decrease was primarily related to a $3.0 million gain on the sale of non-operating property recorded during 2013.

The Company’s effective tax rate for the first quarter of 2014 was 33 percent compared with 34 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first quarter of 2014 were reductions related to the U.S. production activities deduction of $1.2 million and decreases in valuation allowances of $0.9 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.3 million.

Plumbing & Refrigeration Segment

First quarter net sales by the Plumbing & Refrigeration segment increased 8.4 percent to $338.0 million in 2014 from $311.8 million in 2013.  The $26.2 million increase was primarily attributable to higher unit sales volume, offset by the decrease in base metal prices, primarily copper.  Of the $49.5 million increase in sales volume, approximately $34.4 million was attributable to sales recorded by Howell, acquired in October 2013, and Yorkshire, acquired in February 2014.  This was offset by lower net selling prices of $28.2 million in the Company’s core product lines consisting primarily of copper tube, line sets, and fittings.  Cost of goods sold increased from $264.8 million in the first quarter of 2013 to $289.0 million in the same period of 2014, which was also due to higher volumes, offset by decreasing raw material prices, primarily copper.  Depreciation and amortization of $4.4 million for the first quarter of 2014 was consistent with $4.2 million in the first quarter of 2013.  Selling, general, and administrative expenses increased slightly from $20.1 million in the first quarter of 2013 to $20.7 million in the first quarter of 2014.  Operating income for the segment increased to $23.9 million in the first quarter of 2014 from $22.6 million in the first quarter of 2013.

OEM Segment

The OEM segment’s first quarter net sales were $240.0 million in 2014 compared with $253.8 million in 2013.   Of the $13.8 million decrease in net sales, approximately $9.0 million was attributable to lower net selling prices and approximately $8.0 million was due to lower sales volume at the Company’s Chinese joint venture, offset by higher sales volumes in the segment’s other core product lines.  Cost of goods sold decreased to $210.4 million in the first quarter of 2014 from $223.9 million in the same period of 2013, which was also due to the decrease in the average costs of raw materials and sales volume.  Depreciation and amortization decreased slightly from $3.4 million to $3.1 million.  First quarter selling, general, and administrative expenses were $5.3 million in 2014, compared to $6.2 million for the same period in 2013. The decrease is primarily due to decreased employment costs.  Operating income increased from $20.3 million in the first quarter of 2013 to $21.3 million in the same period of 2014.

Index

Liquidity and Capital Resources

Cash used in operating activities during the three months ended March 29, 2014 totaled $44.7 million, which was primarily attributable to increased receivables of $49.5 million, other assets of $14.5 million, and inventories of $10.1 million, partially offset by consolidated net income of $25.0 million plus depreciation and amortization of $8.2 million.  The fluctuations in receivables, other assets, and inventories are primarily due to increased sales volume in certain businesses in the first quarter of 2014.

During the first three months of 2014, cash used in investing activities totaled $32.7 million.  The major components of net cash used in investing activities included $30.1 million for the acquisition of Yorkshire and capital expenditures of $9.2 million, offset by $4.8 million in proceeds from the sale of properties and net withdrawals from restricted cash balances of $1.8 million.

Net cash used in financing activities totaled $1.1 million, which consists primarily of $4.2 million used for payment of regular quarterly dividends to stockholders of the Company and $1.4 million used for the repayment of debt by Mueller-Xingrong, partially offset by $4.4 million received for the issuance of debt by Mueller Europe, Limited (MEL).

The Company has significant environmental remediation obligations.  The performance of these obligations is expected to occur over a minimum of 20 years.   Cash used for environmental remediation activities was approximately $1.1 million during the first three months of 2014.  The Company expects to spend approximately $1.0 million for the remainder of 2014 for ongoing environmental remediation activities.  The timing of a potential payment for a $9.5 million settlement offer related to the Southeast Kansas Sites has not yet been determined.

The Company’s credit agreement provides for an unsecured $350.0 million revolving credit facility (the Revolving Credit Facility) and a $200.0 million Term Loan Facility, both maturing on December 11, 2017.  The Revolving Credit Facility backed approximately $7.5 million in letters of credit at the end of the quarter.  Additionally, MEL's credit agreement (the Invoice Facility) has a total borrowing capacity of £40.0 million, or approximately $65.9 million.  The Invoice Facility has an initial term of two years.  Borrowings outstanding under the Invoice Facility are secured by MEL’s trade account receivables denominated in British pounds.As of March 29, 2014, the Company’s total debt was $238.1 million or 23.9 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of March 29, 2014, the Company was in compliance with all of its debt covenants.

The Company declared and paid a quarterly cash dividend of 7.5 cents per common share in the first quarter of 2014.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

Management believes that the credit agreement, cash generated by operations, and currently available cash and cash equivalents of $233.5 million will be adequate to meet the Company’s normal future capital expenditures and operational needs.  The Company’s current ratio was 3.8 to 1 at March 29, 2014.

The Company’s Board of Directors has extended, until October 2014, its authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 29, 2014, the Company had repurchased approximately 4.7 million shares under this authorization.

There have been no significant changes in the Company’s contractual cash obligations reported at December 28, 2013.

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

The Company occasionally enters into forward fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with these fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of other comprehensive income and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At March 29, 2014, the Company held open futures contracts to purchase approximately $34.9 million of copper over the next 16 months related to fixed-price sales orders and to sell approximately $5.2 million of copper over the next six months related to copper inventory.

The Company may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated other comprehensive income and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  At March 29, 2014, the Company held no open futures contracts to purchase natural gas.

Interest Rates

At March 29, 2014, the Company had variable-rate debt outstanding of $233.5 million.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows.  The primary interest rate exposures on floating-rate debt are based on LIBOR, the base-lending rate published by the People’s Bank of China, and the base-lending rate published by HSBC.  There was no fixed rate debt outstanding as of March 29, 2014.

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

Index

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  The Company may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated OCI and reflected in earnings upon collection of receivables or payment of commitments.  At March 29, 2014, the Company had open futures contracts with a financial institution to sell approximately 2.0 million Canadian dollars, 1.9 million euros, and 4.3 million Swedish kronor through June 2014.  It also held open futures contracts to buy approximately 6.9 million euros over the next 12 months.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of March 29, 2014.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 29, 2014 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 29, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

 United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico to determine the final antidumping duties owed on U.S. imports during the period November 1, 2007 through October 31, 2008, by certain subsidiaries of the Company.  On April 19, 2010, the DOC published the final results of this review and assigned Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) an antidumping duty rate of 48.3 percent.  The Company appealed the final determination to the U.S. Court of International Trade (CIT).  The Company and the United States have reached an agreement to settle the appeal.  As a result, the DOC published on March 22, 2013 the amended final results of the review and assigned Mueller Comercial an antidumping duty rate of 40.5 percent.  U.S. Customs and Border Protection has assessed antidumping duties on subject imports during the period of review.  As of March 29, 2014, Mueller Comercial has complied with all requests for payment of duties related to this review period.

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

The Company is exposed to risk as it operates its businesses.  To provide a framework to understand the operating environment of the Company, we have provided a brief explanation of the more significant risks associated with our businesses in our 2013 Annual Report on Form 10-K.  There have been no material changes in risk factors that were previously disclosed in our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2014, its authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 29, 2014, the Company had repurchased approximately 4.7 million shares under this authorization.   Below is a summary of the Company’s stock repurchases for the period ended March 29, 2014.

Index

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

					15,289,060	(1)

December 29, 2013 – January 25, 2014	20,940	(2)	$31.57	—

January 26 – February 23, 2014	11,180	(2)	$29.88	—

February 24 – March 29, 2014	14,844	(2)	$31.20	—

(1) Shares available to be purchased under the Company’s 20 million share repurchase authorization until October 2014. The extension of the authorization was announced on October 28, 2013.

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
April 25, 2014	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Richard W. Corman
April 25, 2014	Richard W. Corman
Date	Vice President – Controller

Index

EXHIBIT INDEX

Exhibits	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema