Form 10-Q
period 2014-06-28
MUELLER INDUSTRIES INC
filed 2014-07-25
CIK 89439

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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
Yes   ☐                      No   ☒

The number of shares of the Registrant’s common stock outstanding as of July 22, 2014, was 56,712,056.

Index

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 28, 2014

__________________________

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

__________________________

Index

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands, except per share data)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net sales	$649,691	$582,282	$1,224,065	$1,141,972

Cost of goods sold	557,775	501,125	1,053,552	983,975
Depreciation and amortization	8,592	8,328	16,699	16,482
Selling, general, and administrative expense	35,120	34,814	67,303	66,157
Insurance settlement	—	(106,332)	—	(106,332)

Operating income	48,204	144,347	86,511	181,690

Interest expense	(1,457)	(1,101)	(2,483)	(1,697)
Other income, net	127	319	215	3,482

Income before income taxes	46,874	143,565	84,243	183,475

Income tax expense	(11,665)	(51,723)	(24,080)	(65,199)

Consolidated net income	35,209	91,842	60,163	118,276

Net income attributable to noncontrolling interest	(164)	(692)	(412)	(924)

Net income attributable to Mueller Industries, Inc.	$35,045	$91,150	$59,751	$117,352

Weighted average shares for basic earnings per share (1)	55,973	55,681	55,946	55,663
Effect of dilutive stock-based awards (1)	747	740	800	744

Adjusted weighted average shares for diluted earnings per share (1)	56,720	56,421	56,746	56,407

Basic earnings per share (1)	$0.63	$1.64	$1.07	$2.11

Diluted earnings per share (1)	$0.62	$1.62	$1.05	$2.08

Dividends per share (1)	$0.0750	$0.0625	$0.1500	$0.1250

See accompanying notes to condensed consolidated financial statements.

_______________________________________
 (1) Adjusted retroactively to reflect the two-for-one stock split that occurred on March 14, 2014.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended				For the Six Months Ended
(In thousands)	June 28, 2014		June 29, 2013		June 28, 2014		June 29, 2013

Consolidated net income	$35,209		$91,842		$60,163		$118,276

Other comprehensive income (loss), net of tax:
Foreign currency translation	1,795		(644)		2,962		(5,968)
Net change with respect to derivative instruments and hedging activities	(360)	(2)	2,198	(3)	(1,476)	(4)	474 (5)
Net actuarial (gain) loss on pension and postretirement obligations	(159)	(6)	622	(7)	(156)	(8)	2,161 (9)
Other, net	24		42		9		83

Total other comprehensive income (loss)	1,300		2,218		1,339		(3,250)

Consolidated comprehensive income	36,509		94,060		61,502		115,026
Comprehensive income (loss) attributable to noncontrolling interest	594		(1,228)		341		(1,427)

Comprehensive income attributable to Mueller Industries, Inc.	$37,103		$92,832		$61,843		$113,599

See accompanying notes to condensed consolidated financial statements.

_______________________________________
(2) Net of tax of $275
(3) Net of tax of $(1,308)
(4) Net of tax of $865
(5) Net of tax of $(328)
(6) Net of tax of $94
(7) Net of tax of $(308)
(8) Net of tax of $123
(9) Net of tax of $(960)

Index
MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)	June 28, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$242,199	$311,800
Accounts receivable, less allowance for doubtful accounts of $854 in 2014 and $2,391 in 2013	367,299	271,847
Inventories	291,138	251,716
Current deferred income taxes	9,089	8,106
Other current assets	36,321	31,248

Total current assets	946,046	874,717

Property, plant, and equipment, net	245,441	244,457
Goodwill	108,418	94,357
Other assets	49,953	34,236

Total assets	$1,349,858	$1,247,767

Liabilities
Current liabilities:
Current portion of debt	$60,328	$29,083
Accounts payable	101,671	80,897
Accrued wages and other employee costs	34,158	37,109
Other current liabilities	71,996	72,167

Total current liabilities	268,153	219,256

Long-term debt, less current portion	205,750	206,250
Pension liabilities	10,166	10,645
Postretirement benefits other than pensions	16,652	16,781
Environmental reserves	21,661	22,144
Deferred income taxes	33,226	35,975
Other noncurrent liabilities	1,306	849

Total liabilities	556,914	511,900

Equity
Mueller Industries, Inc. stockholders’ equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 56,712,056 in 2014 and 56,604,674(10) in 2013	802	401
Additional paid-in capital	269,427	267,142
Retained earnings	959,522	908,274
Accumulated other comprehensive loss	(8,729)	(10,819)
Treasury common stock, at cost	(460,199)	(461,593)

Total Mueller Industries, Inc. stockholders’ equity	760,823	703,405
Noncontrolling interest	32,121	32,462

Total equity	792,944	735,867

Commitments and contingencies	—	—

Total liabilities and equity	$1,349,858	$1,247,767

See accompanying notes to condensed consolidated financial statements.

_______________________________________
(10) Adjusted retroactively to reflect the two-for-one stock split that occurred on March 14, 2014.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
(In thousands)	June 28, 2014	June 29, 2013

Cash flows from operating activities
Consolidated net income	$60,163	$118,276
Reconciliation of consolidated net income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,840	16,649
Stock-based compensation expense	3,526	3,326
Insurance settlement	—	(106,332)
Insurance proceeds – noncapital related	—	32,395
Gain on disposal of properties	(1,225)	(2,984)
Deferred income taxes	(6,523)	12,468
Income tax benefit from exercise of stock options	(316)	(95)
Changes in assets and liabilities, net of business acquired:
Receivables	(100,413)	(35,095)
Inventories	(20,619)	4,705
Other assets	(8,886)	(306)
Current liabilities	7,373	6,150
Other liabilities	(893)	(423)
Other, net	92	420

Net cash (used in) provided by operating activities	(50,881)	49,154

Cash flows from investing activities
Capital expenditures	(18,833)	(21,687)
Acquisition of business	(30,137)	—
Insurance proceeds for property and equipment	—	29,910
Net withdrawals from (deposits into) restricted cash balances	1,815	(4,721)
Proceeds from the sales of properties	4,874	3,016

Net cash (used in) provided by investing activities	(42,281)	6,518

Cash flows from financing activities
Repayments of long-term debt	(500)	(500)
Dividends paid to stockholders of Mueller Industries, Inc.	(8,394)	(6,960)
Debt issuance cost	—	(50)
Issuance of debt by joint venture, net	8,903	15,544
Issuance of debt	22,635	—
Net cash received to settle stock-based awards	296	260
Repurchase of common stock	(58)	—
Income tax benefit from exercise of stock options	316	95

Net cash provided by financing activities	23,198	8,389

Effect of exchange rate changes on cash	363	(1,328)

(Decrease) increase in cash and cash equivalents	(69,601)	62,733
Cash and cash equivalents at the beginning of the period	311,800	198,934

Cash and cash equivalents at the end of the period	$242,199	$261,667

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

Note 1 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.  Approximately 20 thousand stock options were excluded from the computation of diluted earnings per share for the quarter ended June 28, 2014 because they were antidilutive.

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

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico to determine the final antidumping duties owed on U.S. imports during the period November 1, 2007 through October 31, 2008, by certain subsidiaries of the Company.  On April 19, 2010, the DOC published the final results of this review and assigned Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) an antidumping duty rate of 48.3 percent.  The Company appealed the final determination to the U.S. Court of International Trade (CIT).  The Company and the United States have reached an agreement to settle the appeal.  As a result, the DOC published on March 22, 2013 the amended final results of the review and assigned Mueller Comercial an antidumping duty rate of 40.5 percent.  U.S. Customs and Border Protection has assessed antidumping duties on subject imports during the period of review.  As of June 28, 2014, Mueller Comercial has complied with all requests for payment of duties related to this review period.

Index

On December 23, 2009, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2008  through October 31, 2009 period of review.  The DOC selected Mueller Comercial as a respondent in the review.  On June 21, 2011, the DOC published the final results of the review and assigned Mueller Comercial an antidumping duty rate of 19.8 percent.  On August 22, 2011, the Company appealed the final results to the CIT.  On December 21, 2012, the CIT issued a decision upholding the Department’s final results in part.  The CIT issued its final judgment on May 2, 2013.  On May 6, 2013, the Company appealed the CIT decision to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit).  On May 29, 2014, the Federal Circuit issued its decision vacating the CIT’s decision and remanding the case back to DOC to reconsider the Company’s rate.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve of approximately $1.1 million for this matter.

Subsequent to October 31, 2009, Mueller Comercial did not ship subject merchandise to the United States.  Therefore, there is zero antidumping duty liability for periods of review after October 31, 2009.

U.K. Actions Relating to the European Commission’s 2004 Copper Tube Decision and 2006 Copper Fittings Decision

 In the Competition Appeal Tribunal (the CAT) in the United Kingdom, IMI plc and IMI Kynoch Limited (IMI) and Boliden AB (Boliden) were served with claims by 21 claimants, all companies within the Travis Perkins Group (TP and the TP Claimants) regarding copper tube. The TP Claimants sought follow-on damages arising out of conduct described in the European Commission’s September 3, 2004, decision regarding copper tube.  The claims purported to arise from the findings of the European Commission as set forth in that decision (Copper Tube Decision).  IMI and Boliden commenced legal proceedings against Mueller Industries, Inc., WTC Holding Company, Inc., DENO Holding Company, Inc., Mueller Europe, Limited, and DENO Acquisition EURL (the five Mueller entities), and in those proceedings claimed  a contribution for any follow-on damages.

 In the High Court in the United Kingdom, IMI has also been served with claims by 21 TP Claimants regarding copper fittings.  The TP Claimants are seeking follow-on damages arising out of conduct described in the European Commission’s September 20, 2006, decision regarding copper fittings.  The claims similarly purport to arise from the findings of the European Commission as set forth in that decision.  IMI has commenced legal proceedings against Mueller Industries, Inc., Mueller Europe Limited, and WTC Holding Company, Inc. (the three Mueller entities), and in those proceedings are claiming a contribution for any follow-on damages.

As to the claims arising from the Copper Tube Decision brought in the CAT, following the CAT’s grant of approval, the case was transferred to the High Court. Mueller’s defense in response to the contribution claims brought by IMI and Boliden was served on March 15, 2013.  During the second quarter of 2014, a settlement was reached in respect of the claims against Mueller and the High Court has been asked to dismiss the claims against Mueller. The total payment made by Mueller pursuant to the settlement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

As to the claims arising from the Copper Fittings Decision, Mueller's defense in response to the contribution claims brought by IMI was served on May 30, 2014.  A case management conference is anticipated to take place in late July 2014.  At this time, the Company does not believe that the outstanding claims against Mueller relating to copper fittings will have a material impact on its financial position, results of operations, or cash flows.

Other

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the Company’s guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at June 28, 2014 were $10.3 million.

Index

Note 3 – Insurance Claims

In September 2011, a portion of the Company’s Wynne, Arkansas manufacturing operation was damaged by fire.  Certain inventories, production equipment, and building structures were extensively damaged.  During the second quarter of 2013, the Company settled the claim with its insurer for total proceeds of $127.3 million, net of the deductible of $0.5 million.  As a result of the settlement with its insurer, all proceeds received and all costs previously deferred (which were recorded as other current liabilities in prior periods) were recognized, resulting in a pre-tax gain of $106.3 million in the second quarter of 2013, or $1.17 per diluted share after tax.

Note 4 – Inventories

(In thousands)	June 28, 2014	December 28, 2013

Raw materials and supplies	$53,948	$54,613
Work-in-process	60,893	43,796
Finished goods	181,407	159,422
Valuation reserves	(5,110)	(6,115)

Inventories	$291,138	$251,716

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

SPD manufactures copper tube and fittings, plastic fittings, plastic pipe, and line sets.  These products are manufactured in the U.S.  Outside the U.S., the Company’s European Operations manufacture copper tube, which is sold primarily in Europe.  SPD also imports and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The European Operations also includes the import distribution of fittings, valves, and plumbing specialties primarily in the U.K. and Ireland.  The Plumbing & Refrigeration segment’s products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, and building product retailers.  For the six months ended June 28, 2014, cost of goods sold included a decrease in accruals related to import duties of $3.1 million.

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

Index

	For the Quarter Ended June 28, 2014
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$397,190	$255,409	$(2,908)	$649,691

Cost of goods sold	336,256	224,392	(2,873)	557,775
Depreciation and amortization	5,096	2,892	604	8,592
Selling, general, and administrative expense	23,508	4,909	6,703	35,120

Operating income	32,330	23,216	(7,342)	48,204

Interest expense				(1,457)
Other income, net				127

Income before income taxes				$46,874

	For the Quarter Ended June 29, 2013
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$328,673	$257,044	$(3,435)	$582,282

Cost of goods sold	277,933	226,596	(3,404)	501,125
Depreciation and amortization	4,443	3,342	543	8,328
Selling, general, and administrative expense	20,382	6,167	8,265	34,814
Insurance settlement	(103,895)	—	(2,437)	(106,332)

Operating income	129,810	20,939	(6,402)	144,347

Interest expense				(1,101)
Other income, net				319

Income before income taxes				$143,565

Index

	For the Six Months Ended June 28, 2014
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$735,217	$495,439	$(6,591)	$1,224,065

Cost of goods sold	625,281	434,795	(6,524)	1,053,552
Depreciation and amortization	9,516	5,975	1,208	16,699
Selling, general, and administrative expense	44,205	10,167	12,931	67,303

Operating income	56,215	44,502	(14,206)	86,511

Interest expense				(2,483)
Other income, net				215

Income before income taxes				$84,243

	For the Six Months Ended June 29, 2013
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$640,487	$510,831	$(9,346)	$1,141,972

Cost of goods sold	542,747	450,476	(9,248)	983,975
Depreciation and amortization	8,689	6,704	1,089	16,482
Selling, general, and administrative expense	40,509	12,389	13,259	66,157
Insurance settlement	(103,895)	—	(2,437)	(106,332)

Operating income	152,437	41,262	(12,009)	181,690

Interest expense				(1,697)
Other income, net				3,482

Income before income taxes				$183,475

Note 6 – Debt

Effective May 29, 2014, the Company amended its credit agreement (the Credit Agreement) entered into on March 7, 2011 to reduce the unsecured $350.0 million revolving credit facility to $200.0 million.  The Credit Agreement also provides for a $200.0 million Term Loan Facility, which, together with the Revolving Loan Facility, both mature on December 11, 2017.

On March 21, 2014, Mueller Europe, Limited (MEL) entered into a credit agreement (the Invoice Facility) establishing a total borrowing capacity of £40.0 million, or approximately $65.9 million.  The Invoice Facility has an initial term of two years.  Borrowings outstanding under the Invoice Facility are secured by MEL’s trade account receivables denominated in British pounds.  Borrowings were approximately $23.1 million at June 28, 2014, and bear interest at the latest base-lending rate published by HSBC plus 155 basis points, which was approximately 2.05 percent at the end of the second quarter of 2014.

Index

Note 7 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Pension benefits:
Service cost	$175	$326	$397	$701
Interest cost	2,059	2,017	4,127	4,047
Expected return on plan assets	(3,201)	(2,892)	(6,402)	(5,690)
Amortization of net loss	189	978	377	1,970

Net periodic benefit (income) cost	$(778)	$429	$(1,501)	$1,028

Other benefits:
Service cost	$87	$70	$176	$138
Interest cost	186	32	363	312
Amortization of prior service (credit) cost	(1)	1	(1)	3
Amortization of net gain	(45)	(58)	(109)	(84)

Net periodic benefit cost	$227	$45	$429	$369

Note 8 – Income Taxes

The Company’s effective tax rate for the second quarter of 2014 was 25 percent compared with 36 percent for the same period last year.  The difference between the effective tax rate and the amount that would be computed using the U.S. federal statutory tax rate for the second quarter of 2014 were reductions related to the U.S. production activities deduction of $1.4 million and decreases in valuation allowances of $4.8 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.2 million.

The Company’s effective tax rate for the first half of 2014 was 29 percent compared with 36 percent for the same period last year.  The difference between the effective tax rate and the amount that would be computed using the U.S. federal statutory tax rate was attributable to reductions for: (i) the U.S. production activities deduction of $2.6 million; (ii) decreases in valuation allowances of $5.7 million; and (iii) the effect of foreign tax rates lower than statutory tax rates and other foreign adjustments of $0.3 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $2.5 million.

The Company released a valuation allowance of $4.8 million, or eight cents per diluted share, in the second quarter of 2014 related to certain state income tax credits.  As a result of legislative changes enacted in the second quarter, the Company now expects to be able to use such credits within the foreseeable future.

Total unrecognized tax benefits, including derecognized deferred tax assets, as of June 28, 2014 were $2.8 million.  It is reasonably possible that this amount may decrease by the full amount over the next twelve months, none of which will impact the effective tax rate.

Index

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions.  The statute of limitations is open for the Company’s federal tax return and most state income tax returns for 2010 and all subsequent years and is open for certain state and foreign returns for earlier tax years due to ongoing audits and differing statute periods.  The Internal Revenue Service has audited the 2010 and 2012 federal income tax returns, the results of which were immaterial to the Company’s financial position, results of operations, or cash flows.  While the Company believes that it is adequately reserved for possible future audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

Note 9 – Derivative Instruments and Hedging Activities

Earnings and cash flows are subject to fluctuations due to changes in commodity prices, foreign currency exchange rates, and interest rates. The Company uses derivative instruments such as commodity futures contracts, foreign currency forward contracts, and interest rate swaps to manage these exposures.

All derivatives are recognized on the Condensed Consolidated Balance Sheets at their fair value. On the date the derivative contract is entered into, it is designated as (i) a hedge of a forecasted transaction or the variability of cash flow to be paid (cash flow hedge), or (ii) a hedge of the fair value of a recognized asset or liability (fair value hedge).  Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in accumulated other comprehensive income (AOCI), to the extent effective, until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.

The Company documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value hedges to specific assets and liabilities on the Condensed Consolidated Balance Sheets and linking cash flow hedges to specific forecasted transactions or variability of cash flow.

The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the designated derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flow or fair values of hedged items.  When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, hedge accounting is discontinued prospectively, in accordance with the derecognition criteria for hedge accounting.

Commodity Futures Contracts

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

At June 28, 2014, the Company held open futures contracts to purchase approximately $19.6 million of copper over the next 13 months related to fixed price sales orders.  The fair value of those futures contracts was a $438 thousand gain position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820)). In the next twelve months, the Company will reclassify into earnings realized gains or losses of cash flow hedges. At June 28, 2014, this amount was approximately $303 thousand of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.   These futures contracts have been designated as fair value hedges.

Index

At June 28, 2014, the Company held open futures contracts to sell approximately $18.7 million of copper over the next six months related to copper inventory. The fair value of those futures contracts was a $24 thousand loss position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820).  During the fourth quarter of 2013, the Company dedesignated previous hedges on its inventory because the hedging relationship was no longer deemed to be highly effective.  These contracts no longer qualified as hedging instruments as of December 28, 2013.

Foreign Currency Forward Contracts

During 2012 and 2013, the Company entered into certain contracts to purchase heavy machinery and equipment denominated in euros. In anticipation of entering into these contracts, the Company has entered into forward contracts to purchase euros to protect itself against adverse foreign exchange rate fluctuations.

At June 28, 2014, the Company held open forward contracts to purchase approximately 4.6 million euros over the next nine months.  The fair value of these contracts, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820), was a $319 thousand gain position recorded in other current assets at June 28, 2014, and an $836 thousand gain position recorded in other current assets at December 28, 2013. At June 28, 2014, there was $242 thousand of deferred net gains, net of tax, included in AOCI that is expected to be reclassified into property, plant, and equipment, net, when the hedged transactions occur.

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

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at the current market interest rate using observable benchmarks for LIBOR forward rates at the end of the period (Level 2 hierarchy as defined by ASC 820).  Interest payable and receivable under the swap agreement will be accrued and recorded as an adjustment to interest expense.  The fair value of the interest rate swap was a $664 thousand loss position and was recorded in other liabilities at June 28, 2014.  At June 28, 2014, there was $425 thousand of deferred net losses, net of tax, included in AOCI that is expected to be reclassified into interest expense over the term of the hedged item.

We present our derivative assets and liabilities in our Condensed Consolidated Balance Sheets on a net basis by counterparty. The following table summarizes the location and fair value of the derivative instruments and disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis:

Index

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	June 28, 2014	Dec. 28, 2013	Balance Sheet Location	June 28, 2014	Dec. 28, 2013
Hedging instrument:
Commodity contracts - gains	Other current assets	$513	$448	Other current liabilities	$—	$340
Commodity contracts - losses	Other current assets	(52)	(10)	Other current liabilities	(47)	(2,107)
Foreign currency contracts	Other current assets	319	836	Other current liabilities	—	—
Interest rate swap	Other assets	—	1,324	Other liabilities	(664)	—
Total derivatives (1)		$780	$2,598		$(711)	$(1,767)

(1) Does not include the impact of cash collateral received from or provided to counterparties.

The following tables summarize the effects of derivative instruments on our Condensed Consolidated Statements of Income:

		Three Months Ended		Six Months Ended
(In thousands)	Location	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Fair value hedges:
(Loss) gain on commodity contracts (qualifying)	Cost of goods sold	$(20)	$1,857	$6,271	$5,190
Gain (loss) on hedged item - Inventory	Cost of goods sold	20	(1,928)	(5,780)	(4,813)

		Three Months Ended		Six Months Ended
(In thousands)	Location	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Undesignated derivatives:
(Loss) gain on commodity contracts (nonqualifying)	Cost of goods sold	(72)	—	1,466	—

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	Three Months Ended June 28, 2014
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$578	Cost of goods sold	$168
Foreign currency contracts	(25)	Property, plant, and equipment, net	(63)
Interest rate swap	(1,022)	Interest expense	—

Index

	Three Months Ended June 29, 2013
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(2,876)	Cost of goods sold	$2,596
Foreign currency contracts	(20)	Property, plant, and equipment, net	—
Interest rate swap	2,395	Interest expense	—

	Six Months Ended June 28, 2014
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(432)	Cost of goods sold	$459
Foreign currency contracts	(3)	Property, plant, and equipment, net	(237)
Interest rate swap	(1,267)	Interest expense	—

	Six Months Ended June 29, 2013
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(3,530)	Cost of goods sold	$2,521
Foreign currency contracts	(20)	Property, plant, and equipment, net	—
Interest rate swap	1,396	Interest expense	—

The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts through June 28, 2014 was not material to the Condensed Consolidated Statements of Income.

The Company primarily enters into International Swaps and Derivatives Association (ISDA) master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts. Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions. The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At June 28, 2014 and December 28, 2013, the Company had recorded restricted cash of $1.0 million and $2.1 million as collateral related to open derivative contracts under the master netting arrangements.

Index

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

	June 28, 2014
				Gross Amounts Not Offset in the Condensed Consolidating Balance Sheet
(In thousands)	Gross Amounts Recognized in Assets	Gross Amounts Offset in the Condensed Consolidating Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidating Balance Sheet	Financial Instruments	Cash Collateral Provided	Net Amounts of Assets
Assets:
Commodity contracts	$513	$(52)	$461	$—	$972	$1,433
Foreign currency contracts	319	—	319	—	—	319
Interest rate swap	—	—	—	—	—	—

Total	$832	$(52)	$780	$—	$972	$1,752

	June 28, 2014
				Gross Amounts Not Offset in the Condensed Consolidating Balance Sheet
(In thousands)	Gross Amounts Recognized in Liabilities	Gross Amounts Offset in the Condensed Consolidating Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidating Balance Sheet	Financial Instruments	Cash Collateral Provided	Net Amounts of Liabilities
Liabilities:
Commodity contracts	$(47)	$—	$(47)	$—	$—	$(47)
Foreign currency contracts	—	—	—	—	—	—
Interest rate swap	(664)	—	(664)	—	—	(664)

Total	$(711)	$—	$(711)	$—	$—	$(711)

Index

	December 28, 2013
				Gross Amounts Not Offset in the Condensed Consolidating Balance Sheet
(In thousands)	Gross Amounts Recognized in Assets	Gross Amounts Offset in the Condensed Consolidating Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidating Balance Sheet	Financial Instruments	Cash Collateral Provided	Net Amounts of Assets
Assets:
Commodity contracts	$448	$(10)	$438	$—	$2,051	$2,489
Foreign currency contracts	836	—	836	—	—	836
Interest rate swap	1,324	—	1,324	—	—	1,324

Total	$2,608	$(10)	$2,598	$—	$2,051	$4,649

	December 28, 2013
				Gross Amounts Not Offset in the Condensed Consolidating Balance Sheet
(In thousands)	Gross Amounts Recognized in Liabilities	Gross Amounts Offset in the Condensed Consolidating Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidating Balance Sheet	Financial Instruments	Cash Collateral Provided	Net Amounts of Liabilities
Liabilities:
Commodity contracts	$(2,107)	$340	$(1,767)	$—	$—	$(1,767)
Foreign currency contracts	—	—	—	—	—	—
Interest rate swap	—	—	—	—	—	—

Total	$(2,107)	$340	$(1,767)	$—	$—	$(1,767)

Index

Note 10 – Accumulated Other Comprehensive Income

Changes in AOCI by component, net of taxes and noncontrolling interest, were as follows:

	For the Six Months Ended June 28, 2014
(In thousands)	Cumulative Translation Adjustment	Unrealized (Losses)/Gains on Derivatives	Minimum Pension/OPEB Liability Adjustment	Unrealized Gains on Equity Investments	Total

Beginning balance	$(462)	$1,546	$(12,158)	$255	$(10,819)

Other comprehensive income (loss) before reclassifications	3,711	(1,698)	(388)	9	1,636
Amounts reclassified from AOCI	—	222	232	—	454

Net current-period other comprehensive income	3,711	(1,476)	(156)	9	2,090

Ending balance	$3,249	$70	$(12,314)	$264	$(8,729)

	For the Six Months Ended June 29, 2013
(In thousands)	Cumulative Translation Adjustment	Unrealized (Losses)/Gains on Derivatives	Minimum Pension/OPEB Liability Adjustment	Unrealized Gains on Equity Investments	Total

Beginning balance	$(3,033)	$(166)	$(39,527)	$103	$(42,623)

Other comprehensive income (loss) before reclassifications	(6,470)	2,995	893	83	(2,499)
Amounts reclassified from AOCI	—	(2,521)	1,268	—	(1,253)

Net current-period other comprehensive income	(6,470)	474	2,161	83	(3,752)

Ending balance	$(9,503)	$308	$(37,366)	$186	$(46,375)

Index

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended
(In thousands)	June 28, 2014	June 29, 2013	Affected line item

Unrealized losses/(gains) on derivatives:
Commodity contracts	$208	$3,967	Cost of goods sold
Foreign currency contracts	(99)	—	Property, plant, and equipment, net
	(4)	(1,371)	Income tax expense
	105	2,596	Net of tax
	—	—	Noncontrolling interest

	$105	$2,596	Net of tax and noncontrolling interest

Amortization of employee benefit items:
Amortization of net loss and prior service cost	$143	$921	Selling, general, and administrative expense
	(22)	(302)	Income tax expense
	121	619	Net of tax
	—	—	Noncontrolling interest

	$121	$619	Net of tax and noncontrolling interest

	Amount reclassified from AOCI
	For the Six Months Ended
(In thousands)	June 28, 2014	June 29, 2013	Affected line item

Unrealized losses/(gains) on derivatives:
Commodity contracts	$565	$3,876	Cost of goods sold
Foreign currency contracts	(375)	—	Property, plant, and equipment, net
	32	(1,355)	Income tax benefit
	222	2,521	Net of tax
	—	—	Noncontrolling interest

	$222	$2,521	Net of tax and noncontrolling interest

Amortization of employee benefit items:
Amortization of net loss and prior service cost	$267	$1,889	Selling, general, and administrative expense
	(35)	(621)	Income tax expense
	232	1,268	Net of tax
	—	—	Noncontrolling interest

	$232	$1,268	Net of tax and noncontrolling interest

Index

Note 11 – Acquisitions

On October 18, 2013, the Company entered into a definitive agreement with KME Yorkshire Limited (Yorkshire) to acquire certain assets and assume certain liabilities of Yorkshire for purposes of acquiring its copper tube business.  Yorkshire produces European standard copper distribution tubes.  This transaction received regulatory approval in the United Kingdom on February 11, 2014 and closed on February 28, 2014.  The purchase price was approximately $30.1 million, paid in cash.  The acquisition of Yorkshire complements the Company’s existing copper tube businesses in the Plumbing and Refrigeration segment.  In 2012, Yorkshire had annual revenue of approximately $196.1 million.  The fair value of the assets acquired totaled $20.7 million, consisting primarily of inventories of $17.6 million, property, plant, and equipment of $2.1 million, and other current assets of $1.0 million.  The fair value of the liabilities assumed totaled $15.6 million, consisting primarily of accounts payable and accrued expenses of $15.2 million and other current liabilities of $0.4 million.  Of the remaining purchase price, $12.8 million was allocated to tax-deductible goodwill and $12.2 million was allocated to other intangible assets such as customer lists, non-compete agreements, and trade names and licenses.  The allocation of the purchase price to long-lived assets is provisional as of June 28, 2014 and subject to change upon completion of the final valuation of these assets.  The results of operations for Yorkshire have been included in the accompanying Condensed Consolidated Financial Statements from the acquisition date.

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

Note 12 – Recently Issued Accounting Standards

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09).  The ASU will supersede virtually all existing revenue recognition guidance under U.S. GAAP and will be effective for annual reporting periods beginning after December 15, 2016.  The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided.  The new guidance establishes a five-step approach for the recognition of revenue.  Based on our preliminary assessment, we do not anticipate that the new guidance will fundamentally change our revenue recognition policies, practices, or systems.

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

SPD manufactures and sells copper tube, copper and plastic fittings, line sets, plastic pipe, and valves in North America and sources products for import distribution in North America.  European Operations manufacture copper tube, which is sold primarily in Europe; activities also include import distribution in the U.K. and Ireland.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The Plumbing & Refrigeration segment sells products to wholesalers in the heating, ventilation, and air-conditioning (HVAC), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers.

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

The majority of the Company’s manufacturing facilities operated below capacity during 2013 and the first half of 2014 due to reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  These conditions have significantly affected the demand for virtually all of the Company’s core products in recent years.

Residential construction activity in 2013 and into the first half of 2014 is at levels below historical averages. Improvement in the near-term is expected, but may be tempered by continuing low labor participation rates, the pace of household formations, tighter lending standards, and rising mortgage rates.  Per the U.S. Census Bureau, the June 2014 seasonally adjusted annual rate of new housing starts was 893 thousand compared with the June 2013 rate of 831 thousand.  While mortgage rates have risen in 2013 and 2014, they remain at historically low levels, as the average 30-year fixed mortgage rate was 4.29 percent for the first six months of 2014 and 3.98 percent for the twelve months ended December 2013.

Index

The private non-residential construction sector, which includes offices, industrial, health care and retail projects, began showing modest improvement in 2012 and 2013 from declines in previous years.   According to the U.S. Census Bureau, the actual (not seasonally adjusted) value of private nonresidential construction put in place was $301.4 billion in 2012 compared to $304.9 billion in 2013.  The seasonally adjusted annual value of private non-residential value of construction put in place was $328.0 billion in May 2014 compared to the May 2013 rate of $296.4 billion and the December 2013 rate of $331.4 billion.  The Company expects that most of these conditions will gradually improve, but at an irregular pace.

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

Results of Operations

Second Quarter 2014 compared with Second Quarter 2013

During the second quarter of 2014, the Company’s net sales were $649.7 million, which compares with net sales of $582.3 million over the same period of 2013.  The $67.4 million increase was primarily attributable to higher unit sales volume in the Company’s core product lines of $77.2 million, of which approximately $67.1 million was attributable to sales recorded by Howell Metal Company (Howell), acquired in October 2013, and Yorkshire Copper Tube (Yorkshire), acquired in February 2014.  The increase was partially offset by lower net selling prices of $14.6 million in the Company’s core product lines.  Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The Comex average copper price in the second quarter of 2014 was approximately $3.10 per pound, or five percent less than the second quarter of 2013 average of $3.25 per pound.

Cost of goods sold was $557.8 million in the second quarter of 2014 compared with $501.1 million in the same period of 2013.  Consistent with the factors noted above regarding net sales, the year-over-year increase was due primarily to increased sales volume, offset by a decrease in the price of copper, the Company’s principal raw material.

Depreciation and amortization increased from $8.3 million in the second quarter of 2013 to $8.6 million in the second quarter of 2014.  This is due to increased capital spending and depreciation and amortization related to businesses acquired.  Selling, general, and administrative expense increased slightly from $34.8 million in the second quarter of 2013 to $35.1 million in the second quarter of 2014; this increase was primarily due to severance costs of $1.8 million at Yorkshire, offset by decreased employment costs of $0.6 million and a reduction in accruals related to legal matters of $0.9 million.

During the second quarter of 2013, the Company settled the insurance claim related to the September 2011 fire at its Wynne, Arkansas manufacturing operation and recognized a one-time $106.3 million pre-tax gain, or $65.6 million after tax, equal to $1.17 per diluted share.

Interest expense increased to $1.5 million in the second quarter of 2014 from $1.1 million for the same period in 2013.  This was primarily related to increased borrowings by MEL and Mueller-Xingrong to fund working capital.

Index

The Company’s effective tax rate for the second quarter of 2014 was 25 percent compared with 36 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the second quarter of 2014 were reductions related to the U.S. production activities deduction of $1.4 million and decreases in valuation allowances of $4.8 million related to certain state income tax credits which resulted from legislative changes enacted during the second quarter. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.2 million.

Based on the items described above, consolidated net income decreased to $35.2 million in the second quarter of 2014 from $91.8 million in the second quarter of 2013.

Plumbing & Refrigeration Segment

Second quarter net sales by the Plumbing & Refrigeration segment increased 21 percent to $397.2 million in 2014 from $328.7 million for the second quarter of 2013.  Of the $68.5 million increase, approximately $67.1 million was attributable to sales recorded by Howell, acquired in October 2013, and Yorkshire, acquired in February 2014.  In addition, there was an increase in sales of $7.3 million for the segment’s import distribution businesses.  The increase was offset by lower net selling prices of $4.6 million in the segment’s core product lines of copper tube, line sets, and fittings.

Cost of goods sold increased from $277.9 million in the second quarter of 2013 to $336.3 million in the same period of 2014, which was due to higher volumes.  Depreciation and amortization increased from $4.4 million in the second quarter of 2013 to $5.1 million in the second quarter of 2014.  This is due to increased capital spending and depreciation and amortization related to businesses acquired.  Selling, general, and administrative expense increased from $20.4 million in 2013 to $23.5 million in 2014 primarily due to increased compensation expense, including incentive compensation, of $1.3 million, severance costs of $1.8 million at Yorkshire, and increased selling, general, and administrative expenses associated with Howell and Yorkshire.

Operating income for the segment decreased to $32.3 million in the second quarter of 2014 from $129.8 million in the second quarter of 2013.  This decrease was primarily due to the recognition of a $103.9 million gain related to the settlement of the insurance claim for the September 2011 fire at the Wynne, Arkansas manufacturing operation during the second quarter of 2013.

OEM Segment

The OEM segment’s second quarter net sales were $255.4 million in 2014 compared with $257.0 million in 2013.  The decrease in net sales was attributable to lower net selling prices of $10.0 million in the segment’s core product lines and lower sales of $2.5 million in the segment’s other products, which was partially offset by an increase of $10.8 million attributable to higher unit sales volume in the segment’s core products.  Cost of goods sold decreased to $224.4 million in the second quarter of 2014 from $226.6 million in the same period of 2013, which was also due to factors consistent with those noted regarding net sales.  Depreciation and amortization decreased slightly from $3.3 million to $2.9 million.  Selling, general, and administrative expense for the second quarter of 2014 was $4.9 million compared to $6.2 million in the second quarter of 2013.  The decrease is primarily related to lower net periodic benefit costs.  Operating income increased from $20.9 million in the second quarter of 2013 to $23.2 million in the same period of 2014 due to a better mix of higher margin business.

Six Months Ended June 28, 2014, compared with Six Months Ended June 29, 2013

During the six months ended June 28, 2014, the Company’s net sales were $1.22 billion, which compares with net sales of $1.14 billion over the same period of 2013.  The $82.1 million increase in net sales was primarily due to higher unit sales volume in the Company’s core product lines of $112.9 million, of which approximately $106.9 million was attributable to sales recorded by Howell, acquired in October 2013, and Yorkshire, acquired in February 2014.  This was partially offset by a $41.2 million decrease related to lower net selling prices in the Company’s core product lines.  Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The Comex average copper price in the first half of 2014 was approximately $3.17 per pound, or eight percent less than the first half of 2013 average of $3.43 per pound.

Index

Cost of goods sold was $1.05 billion in the first half of 2014 compared with $0.98 billion in the same period of 2013.  Consistent with the factors noted above regarding net sales, the year-over-year increase was due primarily to increased sales volume, offset by a decrease in the price of copper, the Company’s principal raw material, and a decrease in accruals related to import duties of $3.1 million.

Depreciation and amortization expense of $16.7 million in the first half of 2014 was consistent with $16.5 million in the first half of 2013.  Selling, general, and administrative expense increased to $67.3 million in the first half of 2014 from $66.2 million in 2013; this $1.1 million increase was primarily due to severance costs of $2.2 million at Yorkshire, offset by a reduction in accruals related to legal matters of $0.9 million.

During the six months ended June 29, 2013, the Company settled the insurance claim related to the September 2011 fire at its Wynne, Arkansas manufacturing operation and recognized a one-time $106.3 million pre-tax gain, or $65.6 million after tax, equal to $1.16 per diluted share.

Interest expense increased to $2.5 million for the six months ended June 28, 2014, from $1.7 million for the same period in 2013.  This increase was primarily due to increased borrowings by MEL and Mueller-Xingrong to fund operations as well as capitalization of interest in the first quarter of 2013 related to certain capital projects.  Other income, net totaled $0.2 million in the first half of 2014 compared with $3.5 million for the same period in 2013.  This decrease was primarily related to a $3.0 million gain on the sale of non-operating property during 2013.

The Company’s effective tax rate for the first half of 2014 was 29 percent compared with 36 percent for the same period last year.  The difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate was attributable to reductions for: (i) the U.S. production activities deduction of $2.6 million; (ii) decreases in valuation allowances of $5.7 million; and (iii) the effect of foreign tax rates lower than statutory tax rates and other foreign adjustments of $0.3 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $2.5 million.

Based on the items described above, consolidated net income decreased to $60.2 million in the first half of 2014 from $118.3 million in the first half of 2013.

Plumbing & Refrigeration Segment

Net sales by the Plumbing & Refrigeration segment were $735.2 million in the six months ended June 28, 2014 compared to net sales of $640.5 million in the same period of 2013.   Of the $94.7 million increase, approximately $106.9 million was attributable to sales recorded by Howell, acquired in October 2013, and Yorkshire, acquired in February 2014.  In addition, there was an increase in sales of $14.8 million for the segment’s import distribution businesses.  The increase was offset by lower net selling prices of $22.1 million in the segment’s core product lines of copper tube, line sets, and fittings.

Cost of goods sold increased from $542.7 million in the first half of 2013 to $625.3 million in the same period of 2014, which was also due to higher volumes.  Depreciation and amortization increased from $8.7 million in the second quarter of 2013 to $9.5 million in the second quarter of 2014.  This is due to increased capital spending and depreciation and amortization related to businesses acquired.  Selling, general, and administrative expenses increased from $40.5 million in the first half of 2013 to $44.2 million in the first half of 2014.  The $3.7 million increase was primarily due to increased compensation expense, including incentive compensation, of $1.3 million, severance costs of $2.2 million at Yorkshire, and increased selling, general, and administrative expenses associated with Howell and Yorkshire.  This was offset by a reduction in accruals related to legal matters of $0.9 million.

Operating income for the segment decreased to $56.2 million in the first half of 2014 from $152.4 million in the first half of 2013.  This decrease was primarily due to the recognition of a $103.9 million gain related to the settlement of the insurance claim for the September 2011 fire at the Wynne, Arkansas manufacturing operation during the first half of 2013.

Index

OEM Segment

The OEM segment’s net sales were $495.4 million in the six months ended June 28, 2014, compared with $510.8 million in 2013.  Of the $15.4 million decrease in net sales, approximately $19.1 million was attributable to lower net selling prices in the segment’s core product lines of brass rod, forgings, impacts, and commercial tube and approximately $4.4 million was due to lower sales in the segment’s other products.  This was offset by $7.9 million due to higher sales volume in the segment’s core product lines.  Cost of goods sold decreased to $434.8 million in the first half of 2014 from $450.5 million in the same period of 2013, which was due primarily to factors consistent with those noted regarding net sales.   Depreciation and amortization decreased slightly from $6.7 million to $6.0 million.  This is due to certain fixed assets becoming fully depreciated during 2013 and 2014.  Selling, general, and administrative expenses decreased from $12.4 million in the first half of 2013 to $10.2 million in the first half of 2014, which was mostly due to lower net periodic benefit costs.  Operating income increased from $41.3 million in the first half of 2013 to $44.5 million in the same period of 2014.

Liquidity and Capital Resources

Cash used in operating activities during the six months ended June 28, 2014 totaled $50.9 million, which was primarily attributable to increased receivables of $100.4 million, increased inventory of $20.6 million, and increased other assets of $8.9 million, partially offset by consolidated net income of $60.2 million plus depreciation and amortization of $16.8 million.  The fluctuations in receivables and inventory are primarily due to increased sales volume in certain businesses and additional working capital needs in the first half of 2014.

During the first six months of 2014, cash used in investing activities totaled $42.3 million.  The major components of net cash used in investing activities included $30.1 million for the acquisition of Yorkshire and capital expenditures of $18.8 million, offset by $4.9 million from the sale of properties and net withdrawals from restricted cash balances of $1.8 million.

Net cash provided by financing activities totaled $23.2 million, which consisted primarily of $22.6 million received from the issuance of debt by MEL and $8.9 million received from the issuance of debt by Mueller-Xingrong, partially offset by $8.4 million used for payment of regular quarterly dividends to stockholders of the Company.

The Company has significant environmental remediation obligations.  The performance of these obligations is expected to occur over a minimum of 20 years.  Cash used for environmental remediation activities was approximately $1.3 million during the first half of 2014.  The Company expects to spend approximately $0.7 million for the remainder of 2014 for ongoing environmental remediation activities.  The timing of a potential payment for a $9.5 million settlement offer has not yet been determined.

Effective May 29, 2014, the Company amended its credit agreement (the Credit Agreement) entered into on March 7, 2011 to reduce the unsecured $350.0 million revolving credit facility (the Revolving Credit Facility) to $200.0 million.  The Credit Agreement also provides for a $200.0 million Term Loan Facility, which, together with the Revolving Credit Facility, both mature on December 11, 2017.  The Revolving Credit Facility backed approximately $10.3 million in letters of credit at the end of the quarter.  Additionally, MEL’s credit agreement (the Invoice Facility, described in Note 6 of the Notes to the Condensed Consolidated Financial Statements) has a total borrowing capacity of £40.0 million, or approximately $65.9 million.  The Invoice Facility has an initial term of two years.  Borrowings outstanding under the Invoice Facility are secured by MEL’s trade account receivables denominated in British pounds.  As of June 28, 2014, the Company’s total debt was $266.1 million or 25.1 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of June 28, 2014, the Company was in compliance with all of its debt covenants.

The Company declared and paid a regular quarterly cash dividend of 7.5 cents per common share in the second quarter of 2014.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

Index

Management believes that the credit agreements, cash generated by operations, and currently available cash of $242.2 million will be adequate to meet the Company’s normal future capital expenditures and operational needs.  The Company’s current ratio was 3.5 to 1 at June 28, 2014.

The Company’s Board of Directors has extended, until October 2014, its authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 28, 2014, the Company had repurchased approximately 4.7 million shares under this authorization.

Other than the borrowings under the Invoice Facility described above, there have been no significant changes in the Company’s contractual cash obligations reported at December 28, 2013.

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

The Company occasionally enters into forward fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with these fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of other comprehensive income (OCI) and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At June 28, 2014, the Company held open futures contracts to purchase approximately $19.6 million of copper over the next 13 months related to fixed-price sales orders and to sell approximately $18.7 million of copper over the next six months related to copper inventory.

The Company may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in stockholders’ equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  At June 28, 2014, the Company held no open futures contracts to purchase natural gas.

Interest Rates

At June 28, 2014, the Company had variable-rate debt outstanding of $266.1 million.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows.  The primary interest rate exposures on floating-rate debt are based on LIBOR, the base-lending rate published by the People’s Bank of China, and the base-lending rate published by HSBC.  There was no fixed rate debt outstanding as of June 28, 2014.

Index

The Company has reduced its exposure to increases in LIBOR by entering into interest rate swap contracts. These contracts have been designated as cash flow hedges.  The fair value of these contracts have been recorded in the Condensed Consolidated Balance Sheets, and the related gains and losses on the contracts are deferred in stockholders’ equity as a component of OCI.  Deferred gains or losses on the contracts will be recognized in interest expense in the period in which the related interest payment being hedged is expensed.  The interest rate swap agreement has an effective date of January 12, 2015.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  The Company may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders’ equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At June 28, 2014, the Company had open futures contracts with a financial institution to sell approximately 1.8 million Canadian dollars, 3.9 million euros, 14.5 million Swedish kronor, and 6.6 million Norwegian kroner through September 2014.  It also held open futures contracts to buy approximately 4.6 million euros over the next nine months.

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

Index

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of June 28, 2014.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 28, 2014 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending June 28, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

United States Department of Commerce Antidumping Review

On December 24, 2008, the United States Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico to determine the final antidumping duties owed on U.S. imports during the period November 1, 2007 through October 31, 2008, by certain subsidiaries of the Company.  On April 19, 2010, the DOC published the final results of this review and assigned Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) an antidumping duty rate of 48.3 percent.  The Company appealed the final determination to the U.S. Court of International Trade (CIT).  The Company and the United States have reached an agreement to settle the appeal.  As a result, the DOC published on March 22, 2013 the amended final results of the review and assigned Mueller Comercial an antidumping duty rate of 40.5 percent.  U.S. Customs and Border Protection has assessed antidumping duties on subject imports during the period of review.  As of June 28, 2014, Mueller Comercial has complied with all requests for payment of duties related to this review period.

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

Index

U.K. Actions Relating to the European Commission’s 2004 Copper Tube Decision and 2006 Copper Fittings Decision

 In the Competition Appeal Tribunal (the CAT) in the United Kingdom, IMI plc and IMI Kynoch Limited (IMI) and Boliden AB (Boliden) were served with claims by 21 claimants, all companies within the Travis Perkins Group (TP and the TP Claimants) regarding copper tube. The TP Claimants sought follow-on damages arising out of conduct described in the European Commission’s September 3, 2004, decision regarding copper tube.  The claims purported to arise from the findings of the European Commission as set forth in that decision (Copper Tube Decision).  IMI and Boliden commenced legal proceedings against Mueller Industries, Inc., WTC Holding Company, Inc., DENO Holding Company, Inc., Mueller Europe, Limited, and DENO Acquisition EURL (the five Mueller entities), and in those proceedings claimed  a contribution for any follow-on damages.

 In the High Court in the United Kingdom, IMI has also been served with claims by 21 TP Claimants regarding copper fittings.  The TP Claimants are seeking follow-on damages arising out of conduct described in the European Commission’s September 20, 2006, decision regarding copper fittings.  The claims similarly purport to arise from the findings of the European Commission as set forth in that decision.  IMI has commenced legal proceedings against Mueller Industries, Inc., Mueller Europe Limited, and WTC Holding Company, Inc. (the three Mueller entities), and in those proceedings are claiming a contribution for any follow-on damages.

As to the claims arising from the Copper Tube Decision brought in the CAT, following the CAT’s grant of approval, the case was transferred to the High Court. Mueller’s defense in response to the contribution claims brought by IMI and Boliden was served on March 15, 2013.  During the second quarter 2014, a settlement was reached in respect of the claims against Mueller and the High Court has been asked to dismiss the claims against Mueller. The total payment made by Mueller pursuant to the settlement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

As to the claims arising from the Copper Fittings Decision, Mueller's defense in response to the contribution claims brought by IMI was served on May 30, 2014.  A case management conference is anticipated to take place in late July 2014.  At this time, the Company does not believe that the outstanding claims against Mueller relating to copper fittings will have a material impact on its financial position, results of operations, or cash flows.

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

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2014, its authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 28, 2014, the Company had repurchased approximately 4.7 million shares under this authorization.   Below is a summary of the Company’s stock repurchases for the period ended June 28, 2014.

Index

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

May 2, 2014	2,000		$28.82	—	15,287,060	(1)

March 30 – April 26, 2014	—	(2)	—	—

April 27 – May 24, 2014	3,234	(2)	28.73	—

May 25 – June 28, 2014	9,206	(2)	29.57	—

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
July 25, 2014	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Richard W. Corman
July 25, 2014	Richard W. Corman
Date	Vice President – Controller

Index

EXHIBIT INDEX

Exhibits	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema