Form 10-Q
period 2014-09-27
MUELLER INDUSTRIES INC
filed 2014-10-24
CIK 89439

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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
Yes   ☐     No   ☒

The number of shares of the Registrant’s common stock outstanding as of October 22, 2014, was 56,890,102.

Index

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 27, 2014

__________________________

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

__________________________

Index

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands, except per share data)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net sales	$602,820	$528,854	$1,826,885	$1,670,826

Cost of goods sold	521,278	456,302	1,574,830	1,440,277
Depreciation and amortization	8,952	7,882	25,651	24,364
Selling, general, and administrative expense	34,864	32,921	102,167	99,078
Gain on sale of plastic fittings manufacturing assets	—	(39,765)	—	(39,765)
Impairment charges	—	4,304	—	4,304
Insurance settlements	—	—	—	(106,332)

Operating income	37,726	67,210	124,237	248,900

Interest expense	(1,430)	(1,243)	(3,913)	(2,940)
Other income, net	225	842	440	4,324

Income before income taxes	36,521	66,809	120,764	250,284

Income tax expense	(12,199)	(26,816)	(36,279)	(92,015)

Consolidated net income	24,322	39,993	84,485	158,269

Net income attributable to noncontrolling interest	(499)	(129)	(911)	(1,053)

Net income attributable to Mueller Industries, Inc.	$23,823	$39,864	$83,574	$157,216

Weighted average shares for basic earnings per share(1)	56,107	55,787	55,999	55,704
Effect of dilutive stock-based awards(1)	637	723	746	737

Adjusted weighted average shares for diluted earnings per share(1)	56,744	56,510	56,745	56,441

Basic earnings per share(1)	$0.42	$0.71	$1.49	$2.82

Diluted earnings per share(1)	$0.42	$0.71	$1.47	$2.79

Dividends per share(1)	$0.075	$0.0625	$0.225	$0.1875

See accompanying notes to condensed consolidated financial statements.
_______________________________________

1 Adjusted retroactively to reflect the two-for-one stock split that occurred on March 14, 2014.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended				For the Nine Months Ended
(In thousands)	September 27, 2014		September 28, 2013		September 27, 2014		September 28, 2013

Consolidated net income	$24,322		$39,993		$84,485		$158,269

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(6,661)		6,738		(3,698)		770
Net change with respect to derivative instruments and hedging activities	(174)	(2)	531	(3)	(1,650)	(4)	1,005	(5)
Net actuarial loss on pension and postretirement obligations	646	(6)	(186)	(7)	490	(8)	1,975	(9)
Other, net	(1)		22		7		105

Total other comprehensive (loss) income	(6,190)		7,105		(4,851)		3,855

Consolidated comprehensive income	18,132		47,098		79,634		162,124
Comprehensive income attributable to noncontrolling interest	(889)		(186)		(548)		(1,613)

Comprehensive income attributable to Mueller Industries, Inc.	$17,243		$46,912		$79,086		$160,511

See accompanying notes to condensed consolidated financial statements.

_______________________________________

2 Net of tax of $42

3 Net of tax of $(280)

4 Net of tax of $907

5 Net of tax of $(607)

6 Net of tax of $(232)

7 Net of tax of $(3)

8 Net of tax of $(109)

9 Net of tax of $(963)

Index
MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	September 27, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$259,858	$311,800
Accounts receivable, less allowance for doubtful accounts of $981 in 2014 and $2,391 in 2013	332,508	271,847
Inventories	282,493	251,716
Current deferred income taxes	8,963	8,106
Other current assets	40,356	31,248

Total current assets	924,178	874,717

Property, plant, and equipment, net	246,169	244,457
Goodwill	103,242	94,357
Other assets	54,147	34,236

Total assets	$1,327,736	$1,247,767

Liabilities
Current liabilities:
Current portion of debt	$37,207	$29,083
Accounts payable	92,342	80,897
Accrued wages and other employee costs	34,577	37,109
Other current liabilities	69,197	72,167

Total current liabilities	233,323	219,256

Long-term debt, less current portion	205,500	206,250
Pension liabilities	9,299	10,645
Postretirement benefits other than pensions	16,561	16,781
Environmental reserves	21,557	22,144
Deferred income taxes	33,342	35,975
Other noncurrent liabilities	581	849

Total liabilities	520,163	511,900

Equity
Mueller Industries, Inc. stockholders’ equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 56,885,661 in 2014 and 56,604,674(10) in 2013	802	401
Additional paid-in capital	267,361	267,142
Retained earnings	979,079	908,274
Accumulated other comprehensive loss	(15,309)	(10,819)
Treasury common stock, at cost	(457,371)	(461,593)

Total Mueller Industries, Inc. stockholders’ equity	774,562	703,405
Noncontrolling interest	33,011	32,462

Total equity	807,573	735,867

Commitments and contingencies	—	—

Total liabilities and equity	$1,327,736	$1,247,767

See accompanying notes to condensed consolidated financial statements.
_______________________________________

10 Adjusted retroactively to reflect the two-for-one stock split that occurred on March 14, 2014.

Index
MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
(In thousands)	September 27, 2014	September 28, 2013

Cash flows from operating activities
Consolidated net income	$84,485	$158,269
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	25,888	24,583
Stock-based compensation expense	4,957	4,560
Insurance settlements	—	(106,332)
Insurance proceeds – noncapital related	—	32,395
Gain on sale of plastic fittings manufacturing assets	—	(39,765)
Gain on disposal of properties	(1,146)	(3,316)
Impairment charges	—	4,304
Deferred income taxes	(6,908)	14,152
Income tax benefit from exercise of stock options	(829)	(670)
Changes in assets and liabilities, net of business acquired:
Receivables	(62,854)	(38,370)
Inventories	(14,868)	(4,566)
Other assets	(15,272)	4,886
Current liabilities	(8,675)	19,649
Other liabilities	(797)	(297)
Other, net	223	508

Net cash provided by operating activities	4,204	69,990

Cash flows from investing activities
Capital expenditures	(28,406)	(33,402)
Acquisition of business	(30,137)	—
Insurance proceeds for property and equipment	—	29,910
Net withdrawals from (deposits into) restricted cash balances	2,507	(2,473)
Proceeds from sales of assets	4,920	64,966

Net cash (used in) provided by investing activities	(51,116)	59,001

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(12,606)	(10,449)
Debt issuance cost	—	(50)
Issuance of long-term debt, net	12,008	—
(Repayment) issuance of debt by joint venture, net	(3,170)	4,940
Net cash used to settle stock-based awards	(887)	(337)
Repurchase of common stock	(58)	—
Repayments of long-term debt	(800)	(750)
Income tax benefit from exercise of stock options	829	670

Net cash used in financing activities	(4,684)	(5,976)

Effect of exchange rate changes on cash	(346)	228

(Decrease) increase in cash and cash equivalents	(51,942)	123,243
Cash and cash equivalents at the beginning of the period	311,800	198,934

Cash and cash equivalents at the end of the period	$259,858	$322,177

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

Note 1 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.  Approximately 180 thousand stock based awards were excluded from the computation of diluted earnings per share for the quarter ended September 27, 2014 because they were antidilutive.

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

In the High Court in the United Kingdom, IMI was also served with claims by 21 TP Claimants regarding copper fittings.  The TP Claimants are seeking follow-on damages arising out of conduct described in the European Commission’s September 20, 2006, decision regarding copper fittings.  The claims similarly purport to arise from the findings of the European Commission as set forth in that decision.  IMI commenced legal proceedings against Mueller Industries, Inc., Mueller Europe Limited, and WTC Holding Company, Inc. (the three Mueller entities), and in those proceedings claimed a contribution for any follow-on damages.

Index

 As to the claims arising from the Copper Tube Decision brought in the CAT, following the CAT’s grant of approval, the case was transferred to the High Court. Mueller’s defense in response to the contribution claims brought by IMI and Boliden was served on March 15, 2013.  During the second quarter of 2014, a settlement was reached in respect of the claims against Mueller and the High Court has dismissed the claims against Mueller. The total payment made by Mueller pursuant to the settlement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

As to the claims arising from the Copper Fittings Decision, Mueller's defense in response to the contribution claims brought by IMI was served on May 30, 2014.  During the third quarter of 2014, a settlement was reached in respect of the claims against Mueller and the High Court has dismissed the claims against Mueller.  The total payment made by Mueller pursuant to the settlement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Environmental

Lead Refinery Site

U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of Mining Remedial Recovery Company, has conducted corrective action and interim remedial activities and studies (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act.  Site Activities, which began in December 1996, have been substantially concluded.  Lead Refinery is required to perform monitoring and maintenance activities with respect to Site Activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management effective as of March 2, 2013.  Lead Refinery spent approximately $0.1 million annually in 2013, 2012 and 2011 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are between $2.1 million and $3.9 million over the next 20 years.

On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Environmental Protection Agency (EPA) added the Lead Refinery site, and properties surrounding the Lead Refinery site, to the National Priorities List (NPL).  The NPL is a list of priority sites where the EPA has determined that there has been a release or threatened release of hazardous substances that warrant investigation and, if appropriate, remedial action.  The NPL does not assign liability to any party including the owner or operator of a property placed on the NPL.  The placement of a site on the NPL does not necessarily mean that remedial action must be taken.  On July 17, 2009, Lead Refinery received a written notice from the EPA that the agency is of the view that Lead Refinery may be a potentially responsible party (PRP) under CERCLA in connection with the release or threat of release of hazardous substances including lead into properties surrounding the Lead Refinery site.  The EPA has identified two other PRPs in connection with the release or threat of release of hazardous substances into properties surrounding the Lead Refinery site. PRPs under CERCLA include current and former owners and operators of a site, persons who arranged for disposal or treatment of hazardous substances at a site, or persons who accepted hazardous substances for transport to a site.  In November 2012, the EPA adopted a remedy in connection with properties surrounding the Lead Refinery site.  The EPA has estimated that the cost to implement the November 2012 remedy will be $30.0 million.  In September 2014, the EPA announced that it had entered into a settlement with the two other PRPs whereby they will pay approximately $26.0 million to fund the cleanup of approximately 300 properties surrounding the Lead Refinery site.

The Company monitors EPA press releases and periodically communicates with the EPA to inquire of the status of the investigation and cleanup of the Lead Refinery site.  As of September 27, 2014, the EPA has not conducted an investigation of the Lead Refinery site pursuant to CERCLA, proposed remedies for the Lead Refinery site, or informed Lead Refinery that it is a PRP at the Lead Refinery site.  Until the extent of any remedial action is determined for the Lead Refinery site, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to placement of the Lead Refinery site and adjacent properties on the NPL.  Lead Refinery lacks the financial resources needed to undertake any investigations or remedial action that may be required by the EPA pursuant to CERCLA.

Index

Other

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the Company’s guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at September 27, 2014, were $10.6 million.

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

Note 4 – Inventories

(In thousands)	September 27, 2014	December 28, 2013

Raw materials and supplies	$63,438	$54,613
Work-in-process	44,232	43,796
Finished goods	180,377	159,422
Valuation reserves	(5,554)	(6,115)

Inventories	$282,493	$251,716

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

SPD manufactures copper tube and fittings, plastic fittings, plastic pipe, and line sets.  These products are manufactured in the U.S.  Outside the U.S., the Company’s European Operations manufacture copper tube, which is sold primarily in Europe.  SPD also imports and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The European Operations also includes the import distribution of fittings, valves, and plumbing specialties primarily in the U.K. and Ireland.  The Plumbing & Refrigeration segment’s products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, and building product retailers.  For the nine months ended September 27, 2014, cost of goods sold included a decrease in accruals related to import duties of $3.1 million.

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

Summarized segment information is as follows:
	For the Quarter Ended September 27, 2014
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$357,843	$247,883	$(2,906)	$602,820

Cost of goods sold	308,927	215,225	(2,874)	521,278
Depreciation and amortization	5,287	3,148	517	8,952
Selling, general, and administrative expense	23,473	5,533	5,858	34,864

Operating income	$20,156	$23,977	$(6,407)	37,726

Interest expense				(1,430)
Other income, net				225

Income before income taxes				$36,521

	For the Quarter Ended September 28, 2013
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$301,622	$230,396	$(3,164)	$528,854

Cost of goods sold	258,035	201,399	(3,132)	456,302
Depreciation and amortization	4,172	3,150	560	7,882
Selling, general, and administrative expense	20,736	5,779	6,406	32,921
Gain on sale of plastic fittings manufacturing assets	(39,765)	—	—	(39,765)
Impairment charges	4,173	131	—	4,304

Operating income	$54,271	$19,937	$(6,998)	67,210

Interest expense				(1,243)
Other income, net				842

Income before income taxes				$66,809

Index

Segment information (continued):

	For the Nine Months Ended September 27, 2014
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$1,093,060	$743,322	$(9,497)	$1,826,885

Cost of goods sold	934,208	650,020	(9,398)	1,574,830
Depreciation and amortization	14,803	9,123	1,725	25,651
Selling, general, and administrative expense	67,678	15,700	18,789	102,167

Operating income	$76,371	$68,479	$(20,613)	124,237

Interest expense				(3,913)
Other income, net				440

Income before income taxes				$120,764

	For the Nine Months Ended September 28, 2013
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$942,109	$741,227	$(12,510)	$1,670,826

Cost of goods sold	800,782	651,875	(12,380)	1,440,277
Depreciation and amortization	12,861	9,854	1,649	24,364
Selling, general, and administrative expense	61,245	18,168	19,665	99,078
Gain on sale of plastic fittings manufacturing assets	(39,765)	—	—	(39,765)
Impairment charges	4,173	131	—	4,304
Insurance settlement	(103,895)	—	(2,437)	(106,332)

Operating income	$206,708	$61,199	$(19,007)	248,900

Interest expense				(2,940)
Other income, net				4,324

Income before income taxes				$250,284

Note 6 – Debt

Effective May 29, 2014, the Company amended its credit agreement (the Credit Agreement) entered into on March 7, 2011 to reduce the unsecured $350.0 million revolving credit facility to $200.0 million.  The Credit Agreement also provides for a $200.0 million Term Loan Facility, which, together with the Revolving Loan Facility, mature on December 11, 2017.

On March 21, 2014, Mueller Europe, Limited (MEL) entered into a credit agreement (the Invoice Facility) establishing a total borrowing capacity of £40.0 million, or approximately $65.9 million.  The Invoice Facility has an initial term of two years.  Borrowings outstanding under the Invoice Facility are secured by MEL’s trade account receivables denominated in British pounds.  Borrowings were approximately $11.7 million at September 27, 2014, and bear interest at the latest base-lending rate published by HSBC plus 155 basis points, which was approximately 2.05 percent at the end of the third quarter of 2014.

Index

On September 23, 2013, Mueller-Xingrong entered into a credit agreement with a syndicate of four banks established a secured revolving credit facility (the JV Credit Agreement), which matured on September 24, 2014.  At the maturity date, individual draws on the JV Credit Agreement had maturity dates ranging up to nine months.  Mueller-Xingrong is in process of negotiating a new credit agreement.  Management believes that cash generated by Mueller-Xingrong’s operations and cash currently on hand will be sufficient to fund its operations in the near term.  Borrowings under the JV Credit Agreement were approximately $24.5 million and bear an interst rate at the latest base-lending rate published by the People’s Bank of China, which was 5.6 percent at September 27, 2014.

Note 7 – Employee Benefits

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Pension benefits:
Service cost	$199	$350	$596	$1,051
Interest cost	2,064	2,023	6,191	6,070
Expected return on plan assets	(3,202)	(2,845)	(9,604)	(8,535)
Amortization of prior service cost	1	1	1	1
Amortization of net loss	188	984	565	2,954

Net periodic benefit (income) cost	$(750)	$513	$(2,251)	$1,541

Other benefits:
Service cost	$88	$69	$264	$207
Interest cost	181	155	544	467
Amortization of prior service cost (credit)	—	2	(1)	5
Amortization of net gain	(55)	(41)	(164)	(125)

Net periodic benefit cost	$214	$185	$643	$554

Note 8 – Income Taxes

The Company’s effective tax rate for the third quarter of 2014 was 33 percent.  The difference between the effective tax rate and the amount computed using the U.S. federal statutory tax rate for the third quarter of 2014 was primarily related to the reduction for the U.S. production activities deduction of $1.0 million, which was partially offset by the provision for state income taxes, net of the federal benefit, of $0.3 million.

The Company’s effective tax rate for the third quarter of 2013 was 40 percent.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the third quarter of 2013 were increases related to: (i) the impairment of goodwill of $1.8 million; (ii) increases in the valuation allowance of $1.0 million; (iii) the provision for state income taxes, net of federal benefit of $1.2 million; and (iv) the effect of foreign adjustments of $0.4 million.  These items were partially offset by the U.S. production activities deduction of $1.0 million.

The Company’s effective tax rate for the first nine months of 2014 was 30 percent.  The difference between the effective tax rate and the amount computed using the U.S. federal statutory tax rate was attributable to reductions for: (i) the U.S. production activities deduction of $3.5 million; (ii) decreases in valuation allowances of $5.7 million; and (iii) the effect of foreign tax rates lower than statutory tax rates and other foreign adjustments of $0.5 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $2.8 million.

Index

The Company’s effective tax rate for the first nine months of 2013 was 37 percent.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first nine months were increases related to: (i) goodwill impairment of $1.8 million and (ii) the provision for state income taxes, net of the federal benefit, of $7.4 million.  These items were partially offset by reductions related to: (i) the effect of foreign tax rates lower than statutory tax rates and other foreign items of $1.1 million; (ii) decreases in valuation allowances of $0.4 million; and (iii) the U.S. production activities deduction of $3.9 million.

The Company released a valuation allowance of $4.8 million, or eight cents per diluted share, in the second quarter of 2014 related to certain state income tax credits.  As a result of legislative changes enacted in the second quarter, the Company now expects to be able to use such credits within the foreseeable future.

Total unrecognized tax benefits, including derecognized deferred tax assets, as of September 27, 2014 were $2.8 million.  It is reasonably possible that this amount may decrease by the full amount over the next twelve months, none of which will impact the effective tax rate.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions.  The statute of limitations is open for the Company’s federal tax return and most state income tax returns for 2011 and all subsequent years and is open for certain state and foreign returns for earlier tax years due to ongoing audits and differing statute periods.  The Internal Revenue Service has audited the 2012 federal income tax return, the results of which were immaterial to the Company’s financial position, results of operations, or cash flows.  While the Company believes that it is adequately reserved for possible future audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

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

Index

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

At September 27, 2014, the Company held open futures contracts to purchase approximately $18.0 million of copper over the next 15 months related to fixed price sales orders.  The fair value of those futures contracts was a $99 thousand loss position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820)). In the next twelve months, the Company will reclassify into earnings realized gains or losses of cash flow hedges. At September 27, 2014, this amount was approximately $55 thousand of deferred net losses, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.   These futures contracts have been designated as fair value hedges.

At September 27, 2014, the Company held open futures contracts to sell approximately $11.4 million of copper over the next six months related to copper inventory. The fair value of those futures contracts was a $445 thousand gain position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820).  During the fourth quarter of 2013, the Company dedesignated previous hedges on its inventory because the hedging relationship was no longer deemed to be highly effective.  These contracts no longer qualified as hedging instruments as of December 28, 2013.

Foreign Currency Forward Contracts

During 2012 and 2013, the Company entered into certain contracts to purchase heavy machinery and equipment denominated in euros. In anticipation of entering into these contracts, the Company entered into forward contracts to purchase euros to protect itself against adverse foreign exchange rate fluctuations.

At September 27, 2014, the Company held open forward contracts to purchase approximately 3.0 million euros over the next six months.  The fair value of these contracts, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820), was a $68 thousand loss position recorded in other current liabilities at September 27, 2014, and an $836 thousand gain position recorded in other current assets at December 28, 2013. At September 27, 2014, there was $15 thousand of deferred losses, net of tax, included in AOCI that is expected to be reclassified into property, plant, and equipment, net, when the hedged transactions occur.

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

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at the current market interest rate using observable benchmarks for LIBOR forward rates at the end of the period (Level 2 hierarchy as defined by ASC 820).  Interest payable and receivable under the swap agreement will be accrued and recorded as an adjustment to interest expense.  The fair value of the interest rate swap was an $8 thousand gain position and was recorded in other assets at September 27, 2014.  At September 27, 2014, there was $5 thousand of deferred net gains, net of tax, included in AOCI that is expected to be reclassified into interest expense over the term of the hedged item.

Index

We present our derivative assets and liabilities in our Condensed Consolidated Balance Sheets on a net basis by counterparty. The following table summarizes the location and fair value of the derivative instruments and disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	Sept. 27, 2014	Dec. 28, 2013	Balance Sheet Location	Sept. 27, 2014	Dec. 28, 2013
Hedging instrument:
Commodity contracts - gains	Other current assets	$526	$448	Other current liabilities	$10	$340
Commodity contracts - losses	Other current assets	(76)	(10)	Other current liabilities	(115)	(2,107)
Foreign currency contracts	Other current assets	—	836	Other current liabilities	(68)	—
Interest rate swap	Other assets	8	1,324	Other liabilities	—	—
Total derivatives (1)		$458	$2,598		$(173)	$(1,767)

(1) Does not include the impact of cash collateral received from or provided to counterparties.

The following tables summarize the effects of derivative instruments on our Condensed Consolidated Statements of Income:

		Three Months Ended		Nine Months Ended
(In thousands)	Location	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013
Fair value hedges:
Gain (loss) on commodity contracts (qualifying)	Cost of goods sold	$1,100	$(846)	$7,371	$4,344
(Loss) gain on hedged item - Inventory	Cost of goods sold	(922)	1,042	(6,702)	(3,770)

		Three Months Ended		Nine Months Ended
(In thousands)	Location	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013
Undesignated derivatives:
Gain on commodity contracts (nonqualifying)	Cost of goods sold	$—	$—	$1,466	$—

Index

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	Three Months Ended September 27, 2014
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	(Gain) Loss Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(202)	Cost of goods sold	$(174)
Foreign currency contracts	(181)	Property, plant, and equipment, net	(46)
Interest rate swap	430	Interest expense	—

	Three Months Ended September 28, 2013
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$474	Cost of goods sold	$788
Foreign currency contracts	372	Property, plant, and equipment, net	—
Interest rate swap	(747)	Interest expense	—

	Nine Months Ended September 27, 2014
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(634)	Cost of goods sold	$285
Foreign currency contracts	(184)	Property, plant, and equipment, net	(283)
Interest rate swap	(837)	Interest expense	—

	Nine Months Ended September 28, 2013
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(3,056)	Cost of goods sold	$3,309
Foreign currency contracts	352	Property, plant, and equipment, net	—
Interest rate swap	649	Interest expense	—

Index

The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts through September 27, 2014 was not material to the Condensed Consolidated Statements of Income.

The Company primarily enters into International Swaps and Derivatives Association (ISDA) master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts. Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions. The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At September 27, 2014 and December 28, 2013, the Company had recorded restricted cash in other current assets of $0.5 million and $2.1 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Note 10 – Accumulated Other Comprehensive Income

Changes in AOCI by component, net of taxes and noncontrolling interest, were as follows:

	For the Nine Months Ended September 27, 2014
(In thousands)	Cumulative Translation Adjustment	Unrealized (Losses)/Gains on Derivatives	Minimum Pension/OPEB Liability Adjustment	Unrealized Gains on Equity Investments	Total

Beginning balance	$(462)	$1,546	$(12,158)	$255	$(10,819)

Other comprehensive income (loss) before reclassifications	(3,337)	(1,652)	143	7	(4,839)
Amounts reclassified from AOCI	—	2	347	—	349

Net current-period other comprehensive income	(3,337)	(1,650)	490	7	(4,490)

Ending balance	$(3,799)	$(104)	$(11,668)	$262	$(15,309)

Index

	For the Nine Months Ended September 28, 2013
(In thousands)	Cumulative Translation Adjustment	Unrealized (Losses)/Gains on Derivatives	Minimum Pension/OPEB Liability Adjustment	Unrealized Gains on Equity Investments	Total

Beginning balance	$(3,033)	$(166)	$(39,527)	$103	$(42,623)

Other comprehensive income (loss) before reclassifications	211	4,314	79	105	4,709
Amounts reclassified from AOCI	—	(3,309)	1,896	—	(1,413)

Net current-period other comprehensive income	211	1,005	1,975	105	3,296

Ending balance	$(2,822)	$839	$(37,552)	$208	$(39,327)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended
(In thousands)	Sept. 27, 2014	Sept. 28, 2013	Affected line item

Unrealized losses/(gains) on derivatives:
Commodity contracts	$(214)	$1,046	Cost of goods sold
Foreign currency contracts	(71)	—	Property, plant, and equipment, net
	65	(258)	Income tax benefit (expense)
	(220)	788	Net of tax
	—	—	Noncontrolling interest

	$(220)	$788	Net of tax and noncontrolling interest

Amortization of employee benefit items:
Amortization of net loss and prior service cost	$134	$946	Selling, general, and administrative expense
	(19)	(318)	Income tax expense
	115	628	Net of tax
	—	—	Noncontrolling interest

	$115	$628	Net of tax and noncontrolling interest

Index

	Amount reclassified from AOCI
	For the Nine Months Ended
(In thousands)	Sept. 27, 2014	Sept. 28, 2013	Affected line item

Unrealized losses/(gains) on derivatives:
Commodity contracts	$351	$4,922	Cost of goods sold
Foreign currency contracts	(446)	—	Property, plant, and equipment, net
	97	(1,613)	Income tax benefit (expense)
	2	3,309	Net of tax
	—	—	Noncontrolling interest

	$2	$3,309	Net of tax and noncontrolling interest

Amortization of employee benefit items:
Amortization of net loss and prior service cost	$401	$2,835	Selling, general, and administrative expense
	(54)	(939)	Income tax expense
	347	1,896	Net of tax
	—	—	Noncontrolling interest

	$347	$1,896	Net of tax and noncontrolling interest

Note 11 – Acquisitions and Dispositions

On October 18, 2013, the Company entered into a definitive agreement with KME Yorkshire Limited (Yorkshire) to acquire certain assets and assume certain liabilities of Yorkshire for purposes of acquiring its copper tube business.  Yorkshire produces European standard copper distribution tubes.  This transaction received regulatory approval in the United Kingdom on February 11, 2014 and closed on February 28, 2014.  The purchase price was approximately $30.1 million, paid in cash.  The acquisition of Yorkshire complements the Company’s existing copper tube businesses in the Plumbing and Refrigeration segment.  In 2012, Yorkshire had annual revenue of approximately $196.1 million.  During the third quarter of 2014, the purchase price allocation, including all fair value measurements, was finalized.  The fair value of the assets acquired totaled $20.7 million, consisting primarily of inventories of $17.6 million, property, plant, and equipment of $2.1 million, and other current assets of $1.0 million.  The fair value of the liabilities assumed totaled $15.6 million, consisting primarily of accounts payable and accrued expenses of $15.2 million and other current liabilities of $0.4 million.  Of the remaining purchase price, $8.1 million was allocated to tax-deductible goodwill and $16.9 million was allocated to other intangible assets such as customer lists of $11.3 million that will be amortized over approximately 19 years, non-compete agreements of $4.5 million that will be amortized over approximately three years, and trade names and licenses of $1.1 million that will be amortized over approximately ten years.  The results of operations for Yorkshire have been included in the accompanying Condensed Consolidated Financial Statements from the acquisition date.

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

Index

On August 9, 2013, the Company sold certain of its plastic fittings manufacturing assets located in Portage, Michigan and Ft. Pierce, Florida.  Simultaneously, the Company entered into a lease agreement with the purchaser of the assets to continue to manufacture and distribute Schedule 40 plastic fittings utilizing the Ft. Pierce assets for a period of approximately eight to 14 months (Transition Period).  The total sales price was $66.2 million, of which $61.2 million was received on August 9, 2013; the remaining $5.0 million was received during the second quarter of 2014.  This transaction resulted in a pre-tax gain of $39.8 million in the third quarter of 2013, or 81 cents per diluted share after tax.

The net book value of assets disposed in the aforementioned plastic sale transaction was $15.9 million.  For goodwill testing purposes, these assets were part of the SPD reporting unit which is a component of the Company’s Plumbing & Refrigeration operating segment.  Because these assets met the definition of a business in accordance with ASC 805 Business Combinations, $10.5 million of the SPD reporting unit’s goodwill balance was allocated to the disposal group.  The amount of goodwill allocated was based on the relative fair values of the asset group which was disposed and the portion of the SPD reporting unit which was retained.

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

Note 12 – Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-11, Balance Sheet (Topic 210) (ASU 2011-11). The amendments in this ASU require improved disclosure information about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement.  Subsequently in January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01), which clarifies the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. These ASUs should be applied retrospectively for all comparative periods presented for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The requirements of these ASUs were adopted during the first quarter of 2014 and did not have a significant impact on our disclosures.

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

SPD manufactures and sells copper tube, copper and plastic fittings, line sets, plastic pipe, and valves in North America and sources certain products for distribution in North America.  European Operations manufacture copper tube in Europe, which is sold throughout Europe; activities also include import distribution in the U.K. and Ireland.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The Plumbing & Refrigeration segment sells products to wholesalers in the heating, ventilation, and air-conditioning (HVAC), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers.

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

The majority of the Company’s manufacturing facilities operated at below capacity during 2013 and the first nine months of 2014 due to reduced demand for the Company’s products arising from the general economic conditions in the U.S. and foreign markets that the Company serves.  These conditions have significantly affected the demand for virtually all of the Company’s core products in recent years.

Residential construction activity in 2013 and into the first nine months of 2014 has shown improvement, but remains at levels below historical averages. Continued improvement is expected, but may be tempered by continuing low labor participation rates, the pace of household formations, and tighter lending standards.  Per the U.S. Census Bureau, the September 2014 seasonally adjusted annual rate of new housing starts was 1.0 million compared with the September 2013 rate of 0.9 million.  While mortgage rates have risen in 2013 and 2014, they remain at historically low levels, as the average 30-year fixed mortgage rate was 4.24 percent for the first nine months of 2014 and 3.98 percent for the twelve months ended December 2013.

The private non-residential construction sector, which includes offices, industrial, health care, and retail projects, began showing modest improvement in 2012 and 2013 from declines in previous years.  According to the U.S. Census Bureau, the actual (not seasonally adjusted) value of private nonresidential construction put in place was $301.4 billion in 2012 compared to $304.9 billion in 2013.  The seasonally adjusted annual value of private non-residential value of construction put in place was $333.3 billion in August 2014 compared to the August 2013 rate of $305.2 billion and the December 2013 rate of $331.4 billion.  The Company expects that most of these conditions will gradually improve, but at an irregular pace.

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

Results of Operations

Third Quarter 2014 compared with Third Quarter 2013

During the third quarter of 2014, the Company’s net sales were $602.8 million, which compares with net sales of $528.9 million over the same period of 2013.   The $73.9 million increase was primarily attributable to higher unit sales volume in the Company’s core product lines of $70.4 million, of which approximately $64.5 million was attributable to sales recorded by Howell Metal Company (Howell), acquired in October 2013, and Yorkshire Copper Tube (Yorkshire), acquired in February 2014.

Cost of goods sold was $521.3 million in the third quarter of 2014 compared with $456.3 million in the same period of 2013.  Consistent with the factors noted above regarding net sales, the year-over-year increase was due primarily to increased sales volume.

Depreciation and amortization increased from $7.9 million in the third quarter of 2013 to $9.0 million in the third quarter of 2014.  This is due to increased capital spending and depreciation and amortization related to businesses acquired.  Selling, general, and administrative expense increased slightly from $32.9 million in the third quarter of 2013 to $34.9 million in the third quarter of 2014; this increase was primarily due to increased employment costs of $1.2 million, primarily associated with the acquisitions of Howell and Yorkshire.  Additionally, during the third quarter of 2014, the Company recognized severance costs of $0.9 million at Yorkshire.  The Company anticipates it will incur additional rationalization costs at Yorkshire over the next six months which are not expected to be material to the Company’s financial position.

During the third quarter of 2013, the Company sold certain of its plastic fittings manufacturing assets and recognized a pre-tax gain of $39.8 million, or 41 cents per diluted share after tax.  The Company also recognized fixed asset impairment charges of $4.3 million primarily related to real property retained that was associated with the aforementioned plastic sale transaction.

 Interest expense increased to $1.4 million in the third quarter of 2014 from $1.2 million for the same period in 2013.  This was primarily related to increased borrowings by MEL and higher borrowing costs at Mueller-Xingrong to fund working capital.

Index

The Company’s effective tax rate for the third quarter of 2014 was 33 percent.  The difference between the effective tax rate and the amount computed using the U.S. federal statutory tax rate for the third quarter of 2014 was primarily related to the reduction for the U.S. production activities deduction of $1.0 million, which was partially offset by the provision for state income taxes, net of the federal benefit, of $0.3 million.

The Company’s effective tax rate for the third quarter of 2013 was 40 percent.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the third quarter of 2013 were increases related to: (i) the impairment of goodwill of $1.8 million; (ii) increases in the valuation allowance of $1.0 million; (iii) the provision for state income taxes, net of federal benefit of $1.2 million; and (iv) the effect of foreign adjustments of $0.4 million.  These items were partially offset by the U.S. production activities deduction of $1.0 million.

Based on the items described above, consolidated net income decreased to $24.3 million in the third quarter of 2014 from $39.9 million in the third quarter of 2013.

Plumbing & Refrigeration Segment

Third quarter net sales by the Plumbing & Refrigeration segment increased to $357.8 million in 2014 from $301.6 million for the third quarter of 2013.  Of the $56.2 million increase, approximately $64.5 million was attributable to sales recorded by Howell, acquired in October 2013, and Yorkshire, acquired in February 2014, offset by lower unit sales volume in certain of the segment’s product lines and a decline in copper prices.

Cost of goods sold increased from $258.0 million in the third quarter of 2013 to $308.9 million in the same period of 2014, which was due to higher volumes.  Depreciation and amortization increased from $4.2 million in the third quarter of 2013 to $5.3 million in the third quarter of 2014.  This is due to increased capital spending and depreciation and amortization related to businesses acquired.  Selling, general, and administrative expense increased from $20.7 million in 2013 to $23.5 million in 2014 primarily due to increased employment costs, including incentive compensation, of $1.5 million, severance costs of $0.9 million at Yorkshire, and incremental selling, general, and administrative expenses associated with Howell and Yorkshire.

During the third quarter of 2013, the segment sold certain of its plastic fittings manufacturing assets and recognized a pre-tax gain of $39.8 million.  During the same quarter, it also recognized fixed asset impairment charges of $4.2 million.  Operating income for the segment decreased $34.1 million in the third quarter of 2014 compared with the third quarter of 2013 primarily as a result of these items.

OEM Segment

The OEM segment’s third quarter net sales were $247.9 million in 2014 compared with $230.4 million in 2013.  The $17.5 million increase in net sales was primarily attributable to higher unit sales volume, offset by lower net selling prices of $6.5 million in the segment’s core product lines of brass rod, forgings, impacts, and commercial tube.  Cost of goods sold increased to $215.2 million in the third quarter of 2014 from $201.4 million in the same period of 2013, which was also due to factors consistent with those noted regarding net sales.  Depreciation and amortization remained relatively consistent for both quarters.  Selling, general, and administrative expenses were $5.5 million in the third quarter of 2014 and $5.8 million in the third quarter of 2013.  Operating income increased from $19.9 million in the third quarter of 2013 to $24.0 million in the same period of 2014, due primarily to improved margins and higher volumes.

Nine Months Ended September 27, 2014, compared with Nine Months Ended September 28, 2013

During the nine months ended September 27, 2014, the Company’s net sales were $1.83 billion, which compares with net sales of $1.67 billion over the same period of 2013.   The $156.1 million increase in net sales was primarily due to overall higher unit sales volume in the Company’s product lines of $205.6 million, of which approximately $171.4 million was attributable to sales recorded by Howell, acquired in October 2013, and Yorkshire, acquired in February 2014.   This was partially offset by a $46.3 million decrease related to lower net selling prices in the Company’s core product lines.    The Comex average copper price in the first nine months of 2014 was approximately $3.17 per pound, or six percent lower than the 2013 average of $3.36 per pound.

Index

Cost of goods sold was $1.57 billion in the first nine months of 2014 compared with $1.44 billion in the same period of 2013.  Consistent with the factors noted above regarding net sales, the year-over-year increase was due primarily to increased sales volume, offset by a decrease in the price of copper, the Company’s principal raw material, and a decrease in accruals related to import duties of $3.1 million.

Depreciation and amortization increased from $24.4 million in the first nine months of 2013 to $25.7 million in 2014.  This is due to increased capital spending and depreciation and amortization related to businesses acquired.  Selling, general, and administrative expenses increased to $102.2 million in the first nine months of 2014 from $99.1 million in 2013; this $3.1 million increase was primarily due to increased employment costs of $1.3 million and severance costs of $3.1 million at Yorkshire, offset by a reduction in expense related to legal matters of $1.2 million.

During the nine months ended September 28, 2013, the Company settled the insurance claim related to the September 2011 fire at its Wynne, Arkansas manufacturing operation and recognized a $106.3 million gain.  During the same period, the Company also sold certain of its plastic fittings manufacturing assets and recognized a pre-tax gain of $39.8 million, or 41 cents per diluted share after tax, and recognized fixed asset impairment charges of $4.3 million.

Interest expense increased to $3.9 million for the nine months ended September 27, 2014, from $2.9 million for the same period in 2013.  This increase was primarily due to increased borrowings by MEL and higher borrowing costs at Mueller-Xingrong to fund operations.  Other income, net totaled $0.4 million in the first nine months of 2014 compared with $4.3 million for the same period in 2013.  During 2013, the Company recognized a $3.0 million gain on the sale of non-operating property.

The Company’s effective tax rate for the first nine months of 2014 was 30 percent.  The difference between the effective tax rate and the amount computed using the U.S. federal statutory tax rate was attributable to reductions for: (i) the U.S. production activities deduction of $3.5 million; (ii) decreases in valuation allowances of $5.7 million; and (iii) the effect of foreign tax rates lower than statutory tax rates and other foreign adjustments of $0.5 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $2.8 million.

The Company’s effective tax rate for the first nine months of 2013 was 37 percent.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first nine months were increases related to: (i) goodwill impairment of $1.8 million and (ii) the provision for state income taxes, net of the federal benefit, of $7.4 million.  These items were partially offset by reductions related to: (i) the effect of foreign tax rates lower than statutory tax rates and other foreign items of $1.1 million; (ii) decreases in valuation allowances of $0.4 million; and (iii) the U.S. production activities deduction of $3.9 million.

Plumbing & Refrigeration Segment

Net sales by the Plumbing & Refrigeration segment in the nine months ended September 27, 2014 were $1.09 billion compared to net sales of $0.94 billion in the same period of 2013.  Of the $151.0 million increase, approximately $171.4 million was attributable to sales recorded by Howell, acquired in October 2013, and Yorkshire, acquired in February 2014.   The increase was offset by lower net selling prices of $20.0 million.

Cost of goods sold increased from $800.8 million in the first nine months of 2013 to $934.2 million in the same period of 2014, which was also due to higher volumes.  Depreciation and amortization increased from $12.9 million in the first nine months of 2013 to $14.8 million in the first nine months of 2014.  This is due to increased capital spending and depreciation and amortization related to businesses acquired.  Selling, general, and administrative expenses increased from $61.2 million in the nine months ended September 28, 2013 to $67.7 million in the same period of 2014.  The $6.5 million increase was primarily due to increased employment costs, including incentive compensation, of $2.6 million, severance costs of $3.1 million at Yorkshire, and incremental selling, general, and administrative expenses associated with Howell and Yorkshire.  This was offset by a reduction in expense related to legal matters of $1.2 million.

Index

During the first nine months of 2013, the segment recognized a $103.9 million gain related to the settlement of the insurance claim for the September 2011 fire at the Wynne, Arkansas manufacturing operation. It also sold certain of its plastic fittings manufacturing assets and recognized a pre-tax gain of $39.8 million, and recognized fixed asset impairment charges of $4.2 million. Operating income for the segment decreased $130.3 million in the third quarter of 2014 over the third quarter of 2013 primarily as a result of these items.

OEM Segment

The OEM segment’s net sales were $743.3 million for the nine months ended September 27, 2014, compared with $741.2 million in the same period of 2013.  Of the $2.1 million increase in net sales, approximately $31.4 million was attributable to higher unit sales volume, offset by approximately $26.4 million due to lower net selling prices in the segment’s core product lines of brass rod, forgings, impacts, and commercial tube and $3.2 million due to lower sales in the segment’s other products.  Cost of goods sold decreased to $650.0 million in the first nine months of 2014 from $651.9 million in the same period of 2013, which was due primarily to factors consistent with those noted regarding net sales.  Depreciation and amortization remained relatively consistent for both periods.  Selling, general, and administrative expenses were $15.7 million in the first nine months of 2014 compared with $18.2 million in the first nine months of 2013.  The $2.5 million decrease was due primarily to lower net periodic pension and benefit costs.  Operating income increased from $61.2 million in the first nine months of 2013 to $68.5 million in the same period of 2014.

Liquidity and Capital Resources

Cash provided by operating activities during the nine months ended September 27, 2014 totaled $4.2 million, which was primarily attributable to consolidated net income of $84.5 million and depreciation and amortization of $25.9 million.  These cash increases were offset by increased receivables of $62.9 million, an increase in other assets of $15.3 million, an increase in inventories of $14.9 million, and a decrease in current liabilities of $8.7 million.  These changes are primarily due to increased sales volume in certain businesses and additional working capital needs of acquired businesses.

During the first nine months of 2014, cash used in investing activities totaled $51.1 million.  The major components of net cash used in investing activities included $30.1 million for the acquisition of Yorkshire and capital expenditures of $28.4 million, offset by $4.9 million from the sale of properties and net withdrawals from restricted cash balances of $2.5 million.

Net cash used in financing activities totaled $4.7 million, which consisted primarily of $12.6 million for payment of regular quarterly dividends to stockholders of the Company and $3.2 million for repayment of debt by Mueller-Xingrong, partially offset by $12.0 million received from the issuance of debt by MEL.

The Company has significant environmental remediation obligations.  The performance of these obligations is expected to occur over a minimum of 20 years.  Cash used for environmental remediation activities was approximately $1.4 million during the first nine months of 2014.  The Company expects to spend approximately $0.3 million for the remainder of 2014 for ongoing environmental remediation activities.  The timing of a potential payment for a $9.5 million settlement offer has not yet been determined.

Effective May 29, 2014, the Company amended its credit agreement (the Credit Agreement) entered into on March 7, 2011 to reduce the unsecured $350.0 million revolving credit facility (the Revolving Credit Facility) to $200.0 million.  The Credit Agreement also provides for a $200.0 million Term Loan Facility, which, together with the Revolving Credit Facility, both mature on December 11, 2017.  The Revolving Credit Facility backed approximately $10.6 million in letters of credit at the end of the quarter.

Additionally, MEL’s credit agreement (the Invoice Facility, described in Note 6 of the Notes to the Condensed Consolidated Financial Statements) has a total borrowing capacity of £40.0 million, or approximately $65.0 million.  The Invoice Facility has an initial term of two years.  Borrowings outstanding under the Invoice Facility are secured by MEL’s trade account receivables denominated in British pounds.

Index

On September 23, 2013, Mueller-Xingrong entered into a credit agreement with a syndicate of four banks established a secured revolving credit facility (the JV Credit Agreement), which matured on September 24, 2014.  At the maturity date, individual draws on the JV Credit Agreement had maturity dates ranging up to nine months.  Mueller-Xingrong is in process of negotiating a new credit agreement.  Management believes that cash generated by Mueller-Xingrong’s operations and cash currently on hand will be sufficient to fund its operations until such time a new credit agreement is executed, which is expected in the near term.  Borrowings under the JV Credit Agreement were approximately $24.5 million and bear an interest rate at the latest base-lending rate published by the People’s Bank of China, which was 5.6 percent at September 27, 2014.

As of September 27, 2014, the Company’s total debt was $242.7 million or 23.1 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of September 27, 2014, the Company was in compliance with all of its debt covenants.

The Company declared and paid a regular quarterly cash dividend of 7.5 cents per common share in the third quarter of 2014.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

Management believes that the Credit Agreement, cash generated by operations, and currently available cash of $259.9 million will be adequate to meet the Company’s normal future capital expenditures and operational needs for the next twelve months.  The Company’s current ratio was 4.0 to 1 at September 27, 2014.

The Company’s Board of Directors has extended, until October 2015, its authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 27, 2014, the Company had repurchased approximately 4.7 million shares under this authorization.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  The Company may utilize futures contracts to hedge risks associated with these fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (OCI) and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At September 27, 2014, the Company held open futures contracts to purchase approximately $18.0 million of copper through March 2015 related to fixed-price sales orders and open futures contracts to sell approximately $11.4 million of copper through March 2015 to manage the price risk associated with inventory on-hand.

Index

The Company may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated OCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  At September 27, 2014, the Company held no open futures contracts to purchase natural gas.

Interest Rates

At September 27, 2014, the Company had variable-rate debt outstanding of $242.7 million.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows.  The primary interest rate exposures on floating-rate debt are based on LIBOR, the base-lending rate published by the People’s Bank of China, and the base-lending rate published by HSBC.  There was no fixed rate debt outstanding as of September 27, 2014.

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

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  The Company may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders’ equity as a component of accumulated OCI and reflected in earnings upon collection of receivables or payment of commitments.  At September 27, 2014, the Company had open forward contracts with a financial institution to sell approximately 1.3 million Canadian dollars, 4.2 million euros, 23.3 million Swedish kronor, and 8.9 million Norwegian kroner through January 2015.  It also held open forward contracts to buy approximately 3.0 million euros through March 2015.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of September 27, 2014.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 27, 2014, to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending September 27, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

 In the High Court in the United Kingdom, IMI was also served with claims by 21 TP Claimants regarding copper fittings.  The TP Claimants are seeking follow-on damages arising out of conduct described in the European Commission’s September 20, 2006, decision regarding copper fittings.  The claims similarly purport to arise from the findings of the European Commission as set forth in that decision.  IMI commenced legal proceedings against Mueller Industries, Inc., Mueller Europe Limited, and WTC Holding Company, Inc. (the three Mueller entities), and in those proceedings claimed a contribution for any follow-on damages.

Index

 As to the claims arising from the Copper Tube Decision brought in the CAT, following the CAT’s grant of approval, the case was transferred to the High Court. Mueller’s defense in response to the contribution claims brought by IMI and Boliden was served on March 15, 2013.  During the second quarter of 2014, a settlement was reached in respect of the claims against Mueller and the High Court has dismissed the claims against Mueller. The total payment made by Mueller pursuant to the settlement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

As to the claims arising from the Copper Fittings Decision, Mueller's defense in response to the contribution claims brought by IMI was served on May 30, 2014.  During the third quarter of 2014, a settlement was reached in respect of the claims against Mueller and the High Court has dismissed the claims against Mueller.  The total payment made by Mueller pursuant to the settlement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Environmental

Lead Refinery Site

U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of Mining Remedial Recovery Company, has conducted corrective action and interim remedial activities and studies (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act.  Site Activities, which began in December 1996, have been substantially concluded.  Lead Refinery is required to perform monitoring and maintenance activities with respect to Site Activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management effective as of March 2, 2013.  Lead Refinery spent approximately $0.1 million annually in 2013, 2012 and 2011 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are between $2.1 million and $3.9 million over the next 20 years.

On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Environmental Protection Agency (EPA) added the Lead Refinery site, and properties surrounding the Lead Refinery site, to the National Priorities List (NPL).  The NPL is a list of priority sites where the EPA has determined that there has been a release or threatened release of hazardous substances that warrant investigation and, if appropriate, remedial action.  The NPL does not assign liability to any party including the owner or operator of a property placed on the NPL.  The placement of a site on the NPL does not necessarily mean that remedial action must be taken.  On July 17, 2009, Lead Refinery received a written notice from the EPA that the agency is of the view that Lead Refinery may be a potentially responsible party (PRP) under CERCLA in connection with the release or threat of release of hazardous substances including lead into properties surrounding the Lead Refinery site.  The EPA has identified two other PRPs in connection with the release or threat of release of hazardous substances into properties surrounding the Lead Refinery site. PRPs under CERCLA include current and former owners and operators of a site, persons who arranged for disposal or treatment of hazardous substances at a site, or persons who accepted hazardous substances for transport to a site.  In November 2012, the EPA adopted a remedy in connection with properties surrounding the Lead Refinery site.  The EPA has estimated that the cost to implement the November 2012 remedy will be $30.0 million.  In September 2014, the EPA announced that it had entered into a settlement with the two other PRPs whereby they will pay approximately $26.0 million to fund the cleanup of approximately 300 properties surrounding the Lead Refinery site.

The Company monitors EPA press releases and periodically communicates with the EPA to inquire of the status of the investigation and cleanup of the Lead Refinery site.  As of September 27, 2014, the EPA has not conducted an investigation of the Lead Refinery site pursuant to CERCLA, proposed remedies for the Lead Refinery site, or informed Lead Refinery that it is a PRP at the Lead Refinery site.  Until the extent of any remedial action is determined for the Lead Refinery site, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to placement of the Lead Refinery site and adjacent properties on the NPL.  Lead Refinery lacks the financial resources needed to undertake any investigations or remedial action that may be required by the EPA pursuant to CERCLA.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2015, its authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 27, 2014, the Company had repurchased approximately 4.7 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended September 27, 2014.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

					15,287,060	(1)

June 29 – July 26, 2014	6,194	(2)	$29.49	—

July 27 – August 23, 2014	58,015	(2)	28.43	—

August 24 – September 27, 2014	424	(2)	29.39	—

(1) Shares available to be purchased under the Company’s 20 million share repurchase authorization until October 2015. The extension of the authorization was announced on October 24, 2014.

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
October 24, 2014	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Richard W. Corman
October 24, 2014	Richard W. Corman
Date	Vice President – Controller

Index

EXHIBIT INDEX

Exhibits	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema