Form 10-Q
period 2015-03-28
MUELLER INDUSTRIES INC
filed 2015-04-23
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

(901) 753-3200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes☐  No☒

The number of shares of the Registrant’s common stock outstanding as of April 20, 2015, was 56,969,586.

Index

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 28, 2015

__________________________

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

__________________________

INDEX

Index

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended

(In thousands, except per share data)	March 28, 2015	March 29, 2014

Net sales	$537,242	$574,374

Cost of goods sold	460,834	495,777
Depreciation and amortization	7,853	8,107
Selling, general, and administrative expense	32,831	32,183

Operating income	35,724	38,307

Interest expense	(2,076)	(1,026)
Other income, net	105	88

Income before income taxes	33,753	37,369

Income tax expense	(11,413)	(12,415)

Consolidated net income	22,340	24,954

Net income attributable to noncontrolling interest	(362)	(248)

Net income attributable to Mueller Industries, Inc.	$21,978	$24,706

Weighted average shares for basic earnings per share	56,193	55,918
Effect of dilutive stock-based awards	731	853

Adjusted weighted average shares for diluted earnings per share	56,924	56,771

Basic earnings per share	$0.39	$0.44

Diluted earnings per share	$0.39	$0.44

Dividends per share	$0.075	$0.075

See accompanying notes to condensed consolidated financial statements.

Index
MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended

(In thousands)	March 28, 2015	March 29, 2014

Consolidated net income	$22,340	$24,954

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(8,404)	1,167
Net change with respect to derivative instruments and hedging activities, net of tax of $274 in 2015 and $590 in 2014	(198)	(1,116)
Net actuarial loss on pension and postretirement obligations, net of tax of $(501) in 2015 and $28 in 2014	1,416	3
Other, net	(27)	(15)

Total other comprehensive (loss) income	(7,213)	39

Comprehensive income	15,127	24,993
Comprehensive loss (income) attributable to noncontrolling interest	345	(253)

Comprehensive income attributable to Mueller Industries, Inc.	$15,472	$24,740

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)	March 28, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$326,894	$352,134
Accounts receivable, less allowance for doubtful accounts of $565 in 2015 and $666 in 2014	307,984	275,065
Inventories	246,395	256,585
Other current assets	59,858	57,429

Total current assets	941,131	941,213

Property, plant, and equipment, net	244,909	245,910
Goodwill	102,582	102,909
Other assets	36,208	38,064

Total assets	$1,324,830	$1,328,096

Liabilities
Current liabilities:
Current portion of debt	$31,676	$36,194
Accounts payable	100,813	100,735
Accrued wages and other employee costs	30,070	41,595
Other current liabilities	61,601	59,545

Total current liabilities	224,160	238,069

Long-term debt, less current portion	205,000	205,250
Pension liabilities	18,461	20,070
Postretirement benefits other than pensions	21,368	21,486
Environmental reserves	21,832	21,842
Deferred income taxes	23,100	24,556
Other noncurrent liabilities	3,107	1,389

Total liabilities	517,028	532,662

Equity
Mueller Industries, Inc. stockholders’ equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 56,943,098 in 2015 and 56,901,445 in 2014	802	802
Additional paid-in capital	269,636	268,575
Retained earnings	1,010,505	992,798
Accumulated other comprehensive loss	(49,429)	(42,923)
Treasury common stock, at cost	(456,651)	(457,102)

Total Mueller Industries, Inc. stockholders’ equity	774,863	762,150
Noncontrolling interest	32,939	33,284

Total equity	807,802	795,434

Commitments and contingencies	—	—

Total liabilities and equity	$1,324,830	$1,328,096

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended

(In thousands)	March 28, 2015	March 29, 2014

Cash flows from operating activities
Consolidated net income	$22,340	$24,954
Reconciliation of consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,015	8,165
Stock-based compensation expense	1,349	1,194
Loss (gain) on disposal of properties	1	(1,413)
Deferred income taxes	(570)	(1,484)
Income tax benefit from exercise of stock options	(69)	(156)
Changes in assets and liabilities, net of business acquired:
Receivables	(36,692)	(49,482)
Inventories	7,534	(10,055)
Other assets	9,257	(14,467)
Current liabilities	(7,389)	(1,337)
Other liabilities	(131)	(989)
Other, net	245	398

Net cash provided by (used in) operating activities	3,890	(44,672)

Cash flows from investing activities
Acquisition of business	—	(30,137)
Capital expenditures	(7,392)	(9,199)
Net (deposits into) withdrawals from restricted cash	(12,593)	1,771
Proceeds from the sale of assets	492	4,833

Net cash used in investing activities	(19,493)	(32,732)

Cash flows from financing activities
Repayments of long-term debt	(250)	(250)
Dividends paid to stockholders of Mueller Industries, Inc.	(4,216)	(4,196)
Repayment of debt by joint venture, net	(3,817)	(1,407)
Issuance of debt	—	4,373
Net cash received to settle stock-based awards	93	224
Income tax benefit from exercise of stock options	69	156

Net cash used in financing activities	(8,121)	(1,100)

Effect of exchange rate changes on cash	(1,516)	179

Decrease in cash and cash equivalents	(25,240)	(78,325)
Cash and cash equivalents at the beginning of the period	352,134	311,800

Cash and cash equivalents at the end of the period	$326,894	$233,475

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

The accompanying unaudited interim financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods included herein.

Note 1 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.  Approximately 180 thousand stock-based awards were excluded from the computation of diluted earnings per share for the quarter ended March 28, 2015 because they were antidilutive.

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

United States Department of Commerce Antidumping Review

On December 23, 2009, the Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2008  through October 31, 2009 period of review.  The DOC selected Mueller Comercial de Mexico, S. de R.L. de C.V. (Mueller Comercial) as a respondent in the review.  On June 21, 2011, the DOC published the final results of the review and assigned Mueller Comercial an antidumping duty rate of 19.8 percent.  On August 22, 2011, the Company appealed the final results to the U.S. Court of International Trade (CIT).  On December 21, 2012, the CIT issued a decision upholding the DOC’s final results in part.  The CIT issued its final judgment on May 2, 2013. On May 6, 2013, the Company appealed the CIT decision to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit).  On May 29, 2014, the Federal Circuit issued its decision vacating the CIT’s decision and remanding the case back to the DOC to reconsider the Company’s rate.  The Company and the United States have reached an agreement to settle the appeal.  In accordance with that agreement, on February 18, 2015, the DOC published the amended final results of the review and assigned Mueller Comercial an amended antidumping rate of 13.70 percent.  The Company anticipates that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, has previously established a reserve of approximately $1.1 million for this matter.

Subsequent to October 31, 2009, Mueller Comercial did not ship subject merchandise to the United States.  Therefore, there is zero antidumping duty liability for periods of review after October 31, 2009.

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the Company’s guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at March 28, 2015 were $10.2 million.

Index

Note 3 – Inventories

(In thousands)	March 28, 2015	December 27, 2014

Raw materials and supplies	$53,327	$53,586
Work-in-process	30,912	39,707
Finished goods	167,033	168,481
Valuation reserves	(4,877)	(5,189)

Inventories	$246,395	$256,585

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

IPD manufactures brass rod, impact extrusions, and forgings, as well as a wide variety of end products including plumbing brass, automotive components, valves, and fittings.  EPD manufactures and fabricates valves and assemblies primarily for the refrigeration, air-conditioning, gas appliance, and barbecue grill markets and specialty copper, copper-alloy, and aluminum tube.  Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications.  These products are sold primarily to OEM customers.

Index

Summarized segment information is as follows:

	For the Quarter Ended March 28, 2015

(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$305,017	$235,317	$(3,092)	$537,242

Cost of goods sold	260,463	203,433	(3,062)	460,834
Depreciation and amortization	4,523	2,855	475	7,853
Selling, general, and administrative expense	20,540	6,481	5,810	32,831

Operating income	19,491	22,548	(6,315)	35,724

Interest expense				(2,076)
Other income, net				105

Income before income taxes				$33,753

	For the Quarter Ended March 29, 2014

(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$338,027	$240,030	$(3,683)	$574,374

Cost of goods sold	289,025	210,403	(3,651)	495,777
Depreciation and amortization	4,420	3,083	604	8,107
Selling, general, and administrative expense	20,697	5,258	6,228	32,183

Operating income	23,885	21,286	(6,864)	38,307

Interest expense				(1,026)
Other income, net				88

Income before income taxes				$37,369

Index

Note 5 –Benefits Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended

(In thousands)	March 28, 2015	March 29, 2014

Pension benefits:
Service cost	$272	$222
Interest cost	2,054	2,068
Expected return on plan assets	(2,654)	(3,201)
Amortization of net loss	714	188

Net periodic benefit cost (income)	$386	$(723)

Other benefits:
Service cost	$96	$89
Interest cost	196	177
Amortization of prior service cost	2	—
Amortization of net loss (gain)	3	(64)

Net periodic benefit cost	$297	$202

Note 6 – Income Taxes

The Company’s effective tax rate for the first quarter of 2015 was 34 percent compared with 33 percent for the same period last year.  The difference between the effective tax rate and the amount computed using the U.S. federal statutory tax rate for the first quarter of 2015 was primarily attributable to reductions for the U.S. production activities deduction of $1.0 million and the effect of foreign tax rates lower than statutory tax rates of $0.5 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $0.8 million.

For the first quarter of 2014, the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate was attributable to reductions related to the U.S. production activities deduction of $1.2 million and decreases in valuation allowances of $0.9 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.3 million.

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

Note 7 – Derivative Instruments and Hedging Activities

The Company’s earnings and cash flows are subject to fluctuations due to changes in commodity prices, foreign currency exchange rates, and interest rates. The Company uses derivative instruments such as commodity futures contracts, foreign currency forward contracts, and interest rate swaps to manage these exposures.

Index

All derivatives are recognized in the Condensed Consolidated Balance Sheets at their fair value. On the date the derivative contract is entered into, it is designated as (i) a hedge of a forecasted transaction or the variability of cash flow to be paid (cash flow hedge), or (ii) a hedge of the fair value of a recognized asset or liability (fair value hedge). Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in accumulated other comprehensive income (AOCI), to the extent effective, until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings.  Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.

The Company documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value hedges to specific assets and liabilities in the Condensed Consolidated Balance Sheets and linking cash flow hedges to specific forecasted transactions or variability of cash flow.

The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the designated derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flow or fair values of hedged items.  When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable of occurring, hedge accounting is discontinued prospectively, in accordance with the derecognition criteria for hedge accounting.

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

At March 28, 2015, the Company held open futures contracts to purchase approximately $32.4 million of copper over the next nine months related to fixed price sales orders.  The fair value of those futures contracts was a $354 thousand net gain position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820)). In the next twelve months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges. At March 28, 2015, this amount was approximately $317 thousand of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.   These futures contracts have been designated as fair value hedges.

At March 28, 2015, the Company held open futures contracts to sell approximately $20.1 million of copper over the next four months related to copper inventory. The fair value of those futures contracts was a $181 thousand gain position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820).

Foreign Currency Forward Contracts

The Company has entered into certain contracts to purchase heavy machinery and equipment denominated in euros. In anticipation of entering into these contracts, the Company entered into forward contracts to purchase euros to protect itself against adverse foreign exchange rate fluctuations.

At March 28, 2015, the Company held open forward contracts to purchase approximately 326 thousand euros over the next four months.  The fair value of these contracts, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820), was a $9 thousand loss position. At March 28, 2015, there was $101 thousand of deferred gains, net of tax, included in AOCI that are expected to be reclassified into depreciation expense over the useful life of the heavy machinery and equipment.

Index

Interest Rate Swap

On February 20, 2013, the Company entered into a two-year forward-starting interest rate swap agreement with an effective date of January 12, 2015, and an underlying notional amount of $200.0 million, pursuant to which the Company receives variable interest payments based on one-month LIBOR and pays fixed interest at a rate of 1.4 percent.  Based on the Company’s current variable premium pricing on its Term Loan Facility, the all-in fixed rate on the effective date was 2.7 percent.  The interest rate swap will mature on December 11, 2017, and is structured to offset the interest rate risk associated with the Company’s floating-rate, LIBOR-based Term Loan Facility Agreement.  The swap was designated and accounted for as a cash flow hedge from inception.

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at the current market interest rate using observable benchmarks for LIBOR forward rates at the end of the period (Level 2 hierarchy as defined by ASC 820).  Interest payable and receivable under the swap agreement is accrued and recorded as an adjustment to interest expense.  The fair value of the interest rate swap was a $2.4 million loss position at March 28, 2015, and there was $1.6 million of deferred net losses, net of tax, included in AOCI that are expected to be reclassified into interest expense over the term of the hedged item.

We present our derivative assets and liabilities in our Condensed Consolidated Balance Sheets on a net basis by counterparty. The following table summarizes the location and fair value of the derivative instruments and disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives

		Fair Value			Fair Value

(In thousands)	Balance Sheet Location	March 28, 2015	December 27, 2014	Balance Sheet Location	March 28, 2015	December 27, 2014

Hedging instrument:
Commodity contracts - gains	Other current assets	$941	$99	Other current liabilities	$310	$15
Commodity contracts - losses	Other current assets	(102)	(4)	Other current liabilities	(614)	(832)
Foreign currency contracts	Other current assets	—	—	Other current liabilities	(9)	(81)
Interest rate swap	Other assets	—	—	Other liabilities	(2,436)	(927)

Total derivatives (1)		$839	$95		$(2,749)	$(1,825)

(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments in our Condensed Consolidated Statements of Income:
		Three Months Ended

(In thousands)	Location	March 28, 2015	March 29, 2014

Fair value hedges:
Gain on commodity contracts (qualifying)	Cost of goods sold	$213	$6,291
Loss on hedged item - Inventory	Cost of goods sold	(247)	(5,800)

Undesignated derivatives:
Gain on commodity contracts (nonqualifying)	Cost of goods sold	$234	$1,538

Index

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	Three Months Ended March 28, 2015

(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$274	Cost of goods sold	$571
Foreign currency contracts	(55)	Depreciation expense	—
Interest rate swap	(1,032)	Interest expense	68

	Three Months Ended March 29, 2014

(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(1,010)	Cost of goods sold	$291
Foreign currency contracts	22	Depreciation expense	(174)
Interest rate swap	(245)	Interest expense	—

The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts through March 28, 2015 was not material to the Condensed Consolidated Statements of Income.

The Company primarily enters into International Swaps and Derivatives Association (ISDA) master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts. Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions. The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At March 28, 2015 and December 27, 2014, the Company had recorded restricted cash in other current assets of $1.7 million and $0.5 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Index

Note 8 – Accumulated Other Comprehensive Income

AOCI includes certain foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges, adjustments to pension and OPEB liabilities, and unrealized gains and losses on marketable securities classified as available-for-sale.

The following table provides changes in AOCI by component, net of taxes and noncontrolling interest (amounts in parentheses indicate debits to AOCI):

	For the Quarter Ended March 28, 2015

(In thousands)	Cumulative Translation Adjustment	Unrealized (Losses)/Gains on Derivatives	Minimum Pension/OPEB Liability Adjustment	Unrealized Gains on Equity Investments	Total

Balance at December 27, 2014	$(7,076)	$(953)	$(35,164)	$270	$(42,923)

Other comprehensive income (loss) before reclassifications	(7,697)	(837)	895	(27)	(7,666)
Amounts reclassified from accumulated OCI	—	639	521	—	1,160

Net current-period other comprehensive income	(7,697)	(198)	1,416	(27)	(6,506)

Balance at March 28, 2015	$(14,773)	$(1,151)	$(33,748)	$243	$(49,429)

	For the Quarter Ended March 29, 2014

(In thousands)	Cumulative Translation Adjustment	Unrealized (Losses)/Gains on Derivatives	Minimum Pension/OPEB Liability Adjustment	Unrealized Gains on Equity Investments	Total

Balance at December 28, 2013	$(462)	$1,546	$(12,158)	$255	$(10,819)

Other comprehensive income (loss) before reclassifications	1,162	(1,233)	(107)	(15)	(193)
Amounts reclassified from accumulated OCI	—	117	110	—	227

Net current-period other comprehensive income	1,162	(1,116)	3	(15)	34

Balance at March 29, 2014	$700	$430	$(12,155)	$240	$(10,785)

Index

Reclassification adjustments out of accumulated OCI were as follows:

	Amount reclassified from AOCI

	For the Quarter Ended

(In thousands)	March 28, 2015	March 29, 2014	Affected line item

Unrealized losses/(gains) on derivatives:
Commodity contracts	$762	$357	Cost of goods sold
Foreign currency contracts	—	(276)	Depreciation Expense
Interest rate swap	106	—	Interest expense
	(229)	36	Income tax (expense) benefit
	639	117	Net of tax
	—	—	Noncontrolling interest

	$639	$117	Net of tax and noncontrolling interest

Amortization of net loss and prior service cost on employee benefit plans	$719	$124	Selling, general, and administrative expense
	(198)	(14)	Income tax expense
	521	110	Net of tax
	—	—	Noncontrolling interest

	$521	$110	Net of tax and noncontrolling interest

Note 9 – Acquisitions

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

The Company expects to recognize approximately $2.7 million of severance costs related to the reorganization of Yorkshire during the remainder of 2015.

On March 30, 2015, subsequent to the end of the first quarter, the Company entered into a Stock Purchase Agreement with Turbotec Products, Inc. (Turbotec) providing for the purchase of all of the outstanding capital stock of Turbotec for approximately $14.2 million in cash, net of working capital adjustments. Turbotec manufactures coaxial heat exchangers and twisted tubes for the HVAC, geothermal, refrigeration, swimming pool heat pump, marine, ice machine, commercial boiler, and heat reclamation markets.  The acquisition of Turbotec complements the Company’s existing refrigeration business, a component of the OEM segment.  For the twelve months ended March 31, 2015, Turbotec’s net sales were approximately $21.8 million.

Index

Note 10 – Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09).  The ASU will supersede virtually all existing revenue recognition guidance under U.S. GAAP and will be effective for annual reporting periods beginning after December 15, 2016.  The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided.  The new guidance establishes a five-step approach for the recognition of revenue.  The Company is in the process of evaluating the impact of ASU 2014-09 on its Consolidated Financial Statements.

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

Residential construction activity in 2014 and into the first quarter of 2015 has shown improvement, but remains at levels below historical averages.  Continued improvement is expected, but may be tempered by continuing low labor participation rates, the pace of household formations, higher interest rates, and tighter lending standards.  Per the U.S. Census Bureau, the March 2015 seasonally adjusted annual rate of new housing starts was 0.9 million compared with the March 2014 rate of 1.0 million.  While mortgage rates have risen in 2015 and 2014, they remain at historically low levels, as the average 30-year fixed mortgage rate was 3.72 percent for the first three months of 2015 and 4.17 percent for the twelve months ended December 2014.

Index

The private non-residential construction sector, which includes offices, industrial, health care and retail projects, began showing modest improvement in 2015 and 2014 after declines in previous years.  Per the U.S. Census Bureau, the actual (not seasonally adjusted) value of private non-residential construction put in place was $337.6 billion in 2014 compared to $304.9 billion in 2013.  The seasonally adjusted annual value of private non-residential construction put in place was $348.4 billion in February 2015 compared to the December 2014 rate of $354.8 billion and the February 2014 rate of $328.9 billion.  The Company expects that most of these conditions will gradually improve, but at an irregular pace.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first quarter of 2015 and 2014:

	Three Months Ended		Percent Change

(In thousands)	March 28, 2015	March 29, 2014	2015 vs. 2014

Net sales	$537,242	$574,374	(6.5)%
Operating income	35,724	38,307	(6.7)
Net income	21,978	24,706	(11.0)

The following are components of changes in net sales compared to the prior year:

2015 vs. 2014

Net selling price in core product lines	(9.1)%
Unit sales volume in core product lines	5.5
Dispositions	(2.8)
Other	(0.1)

(6.5)%

The decrease in net sales was primarily due to (i) lower net selling prices of $52.2 million in our core product lines, primarily copper tube and brass rod, and (ii) the absence of sales of $15.9 million recorded by Primaflow, a business we sold during November 2014.  These decreases were offset by higher unit sales volume of $34.3 million in the Company’s core products.

Index

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2015 and 2014:

	Three Months Ended

(In thousands)	March 28, 2015	March 29, 2014

Cost of goods sold	$460,834	$495,777
Depreciation and amortization	7,853	8,107
Selling, general, and administrative expense	32,831	32,183

Operating expenses	$501,518	$536,067

	Three Months Ended

	March 28, 2015	March 29, 2014

Cost of goods sold	85.8%	86.3%
Depreciation and amortization	1.5	1.4
Selling, general, and administrative expense	6.1	5.6

Operating expenses	93.4%	93.3%

The decrease in cost of goods sold was primarily due to the decrease in the average cost of copper, our principal raw material, offset by an increase in sales volume.  In addition, during the first quarter of 2014 we recognized a decrease in accruals related to import duties of $3.1 million that positively impacted cost of goods sold.  Depreciation and amortization for the first quarter of 2015 was consistent with the expense recorded for the first quarter of 2014.  Selling, general, and administrative expenses increased slightly for the first quarter of 2015, primarily due to the absence of the $1.4 million gain recorded in the first quarter of 2014 on the sale of the land and building in Portage, Michigan and higher net periodic pension costs of $0.6 million.  This was offset by a decrease in other employment costs primarily related to the sale of Primaflow.

Interest expense increased in the first quarter of 2015 primarily as a result of (i) additional costs of $0.5 million due to the terms of our interest rate swap agreement that became effective in January 2015, and (ii) increased borrowing costs of $0.5 million at Mueller-Xingrong to fund working capital.  Other income, net, for the first quarter of 2015 was consistent with the first quarter of 2014.

Index

Our effective tax rate for the first quarter of 2015 was 34 percent compared with 33 percent for the same period last year.  Factors that explain the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first quarter of 2015 were reductions related to the U.S. production activities deduction of $1.0 million and the effect of foreign tax rates lower than statutory rates of $0.5 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $0.8 million.

Plumbing & Refrigeration Segment

The following table compares summary operating results for the first quarter of 2015 and 2014 for the businesses comprising our Plumbing & Refrigeration segment:

	Three Months Ended		Percent Change

(In thousands)	March 28, 2015	March 29, 2014	2015 vs. 2014

Net sales	$305,017	$338,027	(9.8)%
Operating income	19,491	23,885	(18.4)

The following are components of changes in net sales compared to the prior year:

2015 vs. 2014

Net selling price in core product lines	(9.9)%
Unit sales volume in core product lines	5.5
Dispositions	(4.8)
Other	(0.6)
(9.8)%

The decrease in net sales was primarily due to (i) lower net selling prices of $33.0 million in the segment’s core product lines, primarily copper tube, and (ii) the absence of sales of $15.9 million recorded by Primaflow, disposed of during November 2014.  These decreases were offset by higher unit sales volume of $18.3 million in the segment’s core products.

The following tables compare operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2015 and 2014:

	Three Months Ended

(In thousands)	March 28, 2015	March 29, 2014

Cost of goods sold	$260,463	$289,025
Depreciation and amortization	4,523	4,420
Selling, general, and administrative expense	20,540	20,697

Operating expenses	$285,526	$314,142

Index
	Three Months Ended

	March 28, 2015	March 29, 2014

Cost of goods sold	85.4%	85.5%
Depreciation and amortization	1.5	1.3
Selling, general, and administrative expense	6.7	6.1

Operating expenses	93.6%	92.9%

The decrease in cost of goods sold was primarily due to the decrease in the average cost of raw materials, primarily copper, offset by an increase in sales volume.  In addition, during the first quarter of 2014 we recognized a decrease in accruals related to import duties of $3.1 million that positively impacted cost of goods sold.  Depreciation and amortization increased slightly as a result of depreciation and amortization of businesses acquired.  Selling, general, and administrative expenses for the first quarter of 2015 was consistent with the expense recorded for the first quarter of 2014.  In the first quarter of 2014, we recorded a $1.4 million gain on the sale of the land and building in Portage, Michigan, which was offset by lower employment costs in the first quarter of 2015 primarily due to the sale of Primaflow.

OEM Segment

The following table compares summary operating results for the first quarter of 2015 and 2014 for the businesses comprising our OEM segment:

	Three Months Ended		Percent Change

(In thousands)	March 28, 2015	March 29, 2014	2015 vs. 2014

Net sales	$235,317	$240,030	(2.0)%
Operating income	22,548	21,286	5.9

The following are components of changes in net sales compared to the prior year:

2015 vs. 2014

Net selling price in core product lines	(8.0)%
Unit sales volume in core product lines	5.7
Other	0.3

(2.0)%

The decrease in net sales was primarily due to lower net selling prices of $19.2 million in the segment’s core product lines, primarily brass rod. This was offset by an increase in unit sales volume of $16.0 million in the segment’s core product lines, primarily the segment’s Chinese joint venture.

Index

The following tables compare operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2015 and 2014:

	Three Months Ended

(In thousands)	March 28, 2015	March 29, 2014

Cost of goods sold	$203,433	$210,403
Depreciation and amortization	2,855	3,083
Selling, general, and administrative expense	6,481	5,258

Operating expenses	$212,769	$218,744

	Three Months Ended

	March 28, 2015	March 29, 2014

Cost of goods sold	86.5%	87.7%
Depreciation and amortization	1.2	1.3
Selling, general, and administrative expense	2.7	2.1

Operating expenses	90.4%	91.1%

The decrease in cost of goods sold was related to factors consistent with those noted regarding changes in net sales.  Depreciation and amortization decreased as a result of several fixed assets becoming fully depreciated.  Selling, general, and administrative expenses increased primarily as a result of higher net periodic pension costs of $0.5 million and other employment costs of $0.4 million.

Liquidity and Capital Resources

The following table presents selected financial information for the first quarter of 2015 and 2014:

(In thousands)	2015	2014

Cash and cash equivalents	$326,894	$233,475
Property, plant, and equipment, net	244,909	243,905
Total debt	236,676	238,085
Working capital, net of cash and current debt	421,753	448,392

Cash provided by (used in) operating activities	3,890	(44,672)
Cash used in investing activities	(19,493)	(32,732)
Cash used in financing activities	(8,121)	(1,100)

Management believes that cash provided by operations, funds available under the credit agreement, and cash on hand of $326.9 million will be adequate to meet the Company’s normal future capital expenditure and operational needs.  Our current ratio (current assets divided by current liabilities) was 4.2 to 1 as of March 28, 2015.

The Company has significant environmental remediation obligations expected to occur over future years.  Cash used for environmental remediation activities was approximately $0.3 million during the first three months of 2015.  We expect to spend approximately $0.6 million for the remainder of 2015 for ongoing environmental remediation activities.  The timing of a potential payment for a $9.5 million settlement offer related to the Southeast Kansas Sites has not yet been determined.

Our Board of Directors declared and paid a quarterly cash dividend of 7.5 cents per common share in the first quarter of 2015 and 2014.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

On March 30, 2015, the Company entered into a Stock Purchase Agreement with Turbotec Products, Inc. (Turbotec) providing for the purchase of  all of the outstanding capital stock of Turbotec for approximately $14.2 million in cash, net of working capital adjustments.

Index

Cash Provided by Operating Activities

During the three months ended March 28, 2015, cash provided by operating activities was primarily attributable to consolidated net income of $22.3 million, depreciation and amortization of $8.0 million, decreased other assets of $9.3 million, and decreased inventories of $7.5 million, partially offset by increased receivables of $36.7 million and decreased current liabilities of $7.4 million.  These fluctuations are primarily due to a net increase in working capital needs related to higher sales at the end of the first quarter.

During the three months ended March 29, 2014, cash used in operating activities was primarily attributable to increased receivables of $49.5 million, other assets of $14.5 million, and inventories of $10.1 million, partially offset by consolidated net income of $25.0 million plus depreciation and amortization of $8.2 million.  The fluctuations in receivables, other assets, and inventories are primarily due to increased sales volume in certain businesses in the first quarter of 2014.

Cash Used in Investing Activities

The major components of net cash used in investing activities in the first three months of 2015 included net deposits into restricted cash balances of $12.6 million and capital expenditures of $7.4 million.

The major components of net cash used in investing activities in the first three months of 2014 included $30.1 million for the acquisition of Yorkshire and capital expenditures of $9.2 million, offset by $4.8 million in proceeds from the sale of properties and net withdrawals from restricted cash balances of $1.8 million.

Cash Used in Financing Activities

For the first quarter of 2015, net cash used in financing activities consisted primarily of $4.2 million used for payment of regular quarterly dividends to stockholders of the Company and $3.8 million used for the repayment of debt by Mueller-Xingrong.

For the first quarter of 2014, net cash used in financing activities consisted primarily of $4.2 million used for payment of regular quarterly dividends to stockholders of the Company and $1.4 million used for the repayment of debt by Mueller-Xingrong, partially offset by $4.4 million received for the issuance of debt by Mueller Europe, Limited (MEL).

Debt

The Company’s credit agreement provides for an unsecured $200.0 million revolving credit facility (the Revolving Credit Facility) and a $200.0 million Term Loan Facility, both maturing on December 11, 2017.  The Revolving Credit Facility backed approximately $10.2 million in letters of credit at the end of the quarter.

On February 2, 2015, Mueller-Xingrong entered into a new secured revolving credit agreement with a total borrowing capacity of RMB 230 million (or approximately $37.0 million).  In addition, Mueller-Xingrong occasionally finances working capital through various accounts receivable and bank draft discount arrangements.  Total borrowings at Mueller-Xingrong were $30.7 million as of  March 28, 2015.

As of March 28, 2015, the Company’s total debt was $236.7 million or 22.7 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of March 28, 2015, the Company was in compliance with all of its debt covenants.

Index

Share Repurchase Program

The Company’s Board of Directors has extended, until October 2015, its authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 28, 2015, the Company had repurchased approximately 4.7 million shares under this authorization.

Contractual Cash Obligations

There have been no significant changes in the Company’s contractual cash obligations reported at December 27, 2014.

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

The Company occasionally enters into forward fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At quarter-end, the Company held open futures contracts to purchase approximately $32.4 million of copper over the next nine months related to fixed-price sales orders and to sell approximately $20.1 million of copper over the next four months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to futures positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  There were no open futures contracts to purchase natural gas at March 28, 2015.

Interest Rates

At March 28, 2015, the Company had variable-rate debt outstanding of $236.7 million.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows.  The primary interest rate exposures on floating-rate debt are based on LIBOR, the base-lending rate published by the People’s Bank of China, and the base-lending rate published by HSBC.  There was no fixed rate debt outstanding as of March 28, 2015.

We have reduced our exposure to increases in LIBOR by entering into interest rate swap contracts. These contracts have been designated as cash flow hedges.  The fair value of these contracts has been recorded in the Condensed Consolidated Balance Sheets, and the related gains and losses on the contracts are deferred in stockholders’ equity as a component of AOCI.  Deferred gains or losses on the contracts are recognized in interest expense in the period in which the related interest payment being hedged is expensed.  The interest rate swap agreement had an effective date of January 12, 2015.

Index

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  The Company may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders’ equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At March 28, 2015, the Company had open forward contracts with a financial institution to sell approximately 4.2 million euros, 15.6 million Swedish kronor, and 6.1 million Norwegian kroner through June 2015.  It also held open forward contracts to buy approximately 0.3 million euros over the next four months.

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

Cautionary Statement Regarding Forward Looking Information

Statements in this Quarterly Report on Form 10-Q that are not strictly historical may be “forward-looking” statements, which involve risks and uncertainties.  These include economic and currency conditions, continued availability of raw materials and energy, market demand, pricing, competitive and technological factors, and the availability of financing, among others, as set forth in the Company’s filings with the Securities and Exchange Commission (SEC).  The words “pro forma,” “outlook,” “estimate,” “project,” “intend,” “expect,” “believe,” “target,” “encourage,” “anticipate,” and similar expressions are intended to identify forward-looking statements.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  The Company has no obligation to publicly update or revise any forward-looking statements to reflect events after the date of this report.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of March 28, 2015.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 28, 2015 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Index

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 28, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings

General

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business.  Additionally, the Company may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Condensed Consolidated Financial Statements.

For a description of material pending legal proceedings, see “Note 2 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors

The Company is exposed to risk as it operates its businesses.  To provide a framework to understand the operating environment of the Company, we have provided a brief explanation of the more significant risks associated with our businesses in our 2014 Annual Report on Form 10-K.  There have been no material changes in risk factors that were previously disclosed in our 2014 Annual Report on Form 10-K.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2015, its authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 28, 2015, the Company had repurchased approximately 4.7 million shares under this authorization.   Below is a summary of the Company’s stock repurchases for the period ended March 28, 2015.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

					15,287,060	(1)

December 28, 2014 – January 24, 2015	—		$—	—

January 25 – February 21, 2015	20,562	(2)	$34.74	—

February 22 – March 28, 2015	3,573	(2)	$35.52	—

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin

Jeffrey A. Martin
April 23, 2015	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede

April 23, 2015	Anthony J. Steinriede
Date	Vice President – Corporate Controller

EXHIBIT INDEX

Exhibits	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema