Form 10-Q
period 2015-06-27
MUELLER INDUSTRIES INC
filed 2015-07-22
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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
Yes   ☐                      No   ☒

The number of shares of the Registrant’s common stock outstanding as of July 20, 2015, was 56,986,702.

Index
MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 27, 2015

__________________________

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

__________________________

Index

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands, except per share data)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Net sales	$555,593	$649,691	$1,092,835	$1,224,065

Cost of goods sold	470,365	557,775	931,199	1,053,552
Depreciation and amortization	8,188	8,592	16,041	16,699
Selling, general, and administrative expense	33,420	33,367	66,251	66,508
Gain on sale of assets	(15,376)	—	(15,376)	(1,417)
Severance	3,442	1,753	3,442	2,212

Operating income	55,554	48,204	91,278	86,511

Interest expense	(2,219)	(1,457)	(4,295)	(2,483)
Other income, net	265	127	370	215

Income before income taxes	53,600	46,874	87,353	84,243

Income tax expense	(19,738)	(11,665)	(31,151)	(24,080)

Consolidated net income	33,862	35,209	56,202	60,163

Net income attributable to noncontrolling interest	(211)	(164)	(573)	(412)

Net income attributable to Mueller Industries, Inc.	$33,651	$35,045	$55,629	$59,751

Weighted average shares for basic earnings per share	56,247	55,973	56,220	55,946
Effect of dilutive stock-based awards	743	747	737	800

Adjusted weighted average shares for diluted earnings per share	56,990	56,720	56,957	56,746

Basic earnings per share	$0.60	$0.63	$0.99	$1.07

Diluted earnings per share	$0.59	$0.62	$0.98	$1.05

Dividends per share	$0.075	$0.075	$0.150	$0.150

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended				For the Six Months Ended
(In thousands)	June 27, 2015		June 28, 2014		June 27, 2015		June 28, 2014

Consolidated net income	$33,862		$35,209		$56,202		$60,163

Other comprehensive income (loss), net of tax:
Foreign currency translation	7,056		1,795		(1,348)		2,962
Net change with respect to derivative instruments and hedging activities	(903)	(1)	(360)	(2)	(1,101)	(3)	(1,476)	(4)
Net actuarial (gain) loss on pension and postretirement obligations	(647)	(5)	(159)	(6)	769	(7)	(156)	(8)
Other, net	34		24		7		9

Total other comprehensive income (loss)	5,540		1,300		(1,673)		1,339

Consolidated comprehensive income	39,402		36,509		54,529		61,502
Comprehensive income attributable to noncontrolling interest	520		594		175		341

Comprehensive income attributable to Mueller Industries, Inc.	$39,922		$37,103		$54,704		$61,843

See accompanying notes to condensed consolidated financial statements.

_______________________________________
(1) Net of tax of $166
(2) Net of tax of $275
(3) Net of tax of $440
(4) Net of tax of $865
(5) Net of tax of $216
(6) Net of tax of $94
(7) Net of tax of $(286)
(8) Net of tax of $123

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)	June 27, 2015	December 27, 2014

Assets
Current assets:
Cash and cash equivalents	$299,147	$352,134
Accounts receivable, less allowance for doubtful accounts of $762 in 2015 and $666 in 2014	307,008	275,065
Inventories	278,937	256,585
Other current assets	45,680	57,429

Total current assets	930,772	941,213

Property, plant, and equipment, net	261,149	245,910
Goodwill	101,453	102,909
Other assets	51,584	38,064

Total assets	$1,344,958	$1,328,096

Liabilities
Current liabilities:
Current portion of debt	$18,014	$36,194
Accounts payable	89,715	100,735
Accrued wages and other employee costs	34,654	41,595
Other current liabilities	67,118	59,545

Total current liabilities	209,501	238,069

Long-term debt, less current portion	204,750	205,250
Pension liabilities	18,728	20,070
Postretirement benefits other than pensions	21,331	21,486
Environmental reserves	21,657	21,842
Deferred income taxes	21,542	24,556
Other noncurrent liabilities	2,790	1,389

Total liabilities	500,299	532,662

Equity
Mueller Industries, Inc. stockholders’ equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 56,986,344 in 2015 and 56,901,445 in 2014	802	802
Additional paid-in capital	270,784	268,575
Retained earnings	1,039,882	992,798
Accumulated other comprehensive loss	(44,195)	(42,923)
Treasury common stock, at cost	(456,073)	(457,102)

Total Mueller Industries, Inc. stockholders’ equity	811,200	762,150
Noncontrolling interest	33,459	33,284

Total equity	844,659	795,434

Commitments and contingencies	—	—

Total liabilities and equity	$1,344,958	$1,328,096

See accompanying notes to condensed consolidated financial statements.

Index

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
(In thousands)	June 27, 2015	June 28, 2014

Cash flows from operating activities
Consolidated net income	$56,202	$60,163
Reconciliation of consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,293	16,840
Stock-based compensation expense	2,966	3,526
Gain on disposal of assets	(15,392)	(1,225)
Impairment charges	570	—
Deferred income taxes	(1,445)	(6,523)
Income tax benefit from exercise of stock options	(146)	(316)
Changes in assets and liabilities, net of businesses acquired:
Receivables	(24,304)	(100,413)
Inventories	(5,252)	(20,619)
Other assets	6,963	(8,886)
Current liabilities	(19,629)	7,373
Other liabilities	(415)	(893)
Other, net	739	92

Net cash provided by (used in) operating activities	17,150	(50,881)

Cash flows from investing activities
Capital expenditures	(15,969)	(18,833)
Acquisition of businesses, net of cash acquired	(35,978)	(30,137)
Net withdrawals from restricted cash balances	3,486	1,815
Proceeds from the sale of assets	5,518	4,874

Net cash used in investing activities	(42,943)	(42,281)

Cash flows from financing activities
Repayments of long-term debt	(500)	(500)
Dividends paid to stockholders of Mueller Industries, Inc.	(8,435)	(8,394)
(Repayment) issuance of debt by joint venture, net	(17,750)	8,903
Issuance of debt	—	22,635
Net cash received to settle stock-based awards	125	296
Repurchase of common stock	—	(58)
Income tax benefit from exercise of stock options	146	316

Net cash (used in) provided by financing activities	(26,414)	23,198

Effect of exchange rate changes on cash	(780)	363

Decrease in cash and cash equivalents	(52,987)	(69,601)
Cash and cash equivalents at the beginning of the period	352,134	311,800

Cash and cash equivalents at the end of the period	$299,147	$242,199

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

The accompanying unaudited interim financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

Note 1 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.  Approximately 24 thousand stock options were excluded from the computation of diluted earnings per share for the quarter ended June 27, 2015 because they were antidilutive.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the Company’s guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at June 27, 2015 were $8.8 million.

Note 3 – Inventories

(In thousands)	June 27, 2015	December 27, 2014

Raw materials and supplies	$70,487	$53,586
Work-in-process	51,978	39,707
Finished goods	163,497	168,481
Valuation reserves	(7,025)	(5,189)

Inventories	$278,937	$256,585

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

Index

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

Summarized segment information is as follows:

	For the Quarter Ended June 27, 2015

(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$327,336	$230,380	$(2,123)	$555,593

Cost of goods sold	278,237	194,207	(2,079)	470,365
Depreciation and amortization	4,577	3,133	478	8,188
Selling, general, and administrative expense	20,473	6,239	6,708	33,420
Gain on sale of assets	(15,376)	—	—	(15,376)
Severance	3,442	—	—	3,442

Operating income	35,983	26,801	(7,230)	55,554

Interest expense				(2,219)
Other income, net				265

Income before income taxes				$53,600

Index

Segment information (continued):

	For the Quarter Ended June 28, 2014

(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$397,190	$255,409	$(2,908)	$649,691

Cost of goods sold	336,256	224,392	(2,873)	557,775
Depreciation and amortization	5,096	2,892	604	8,592
Selling, general, and administrative expense	21,755	4,909	6,703	33,367
Severance	1,753	—	—	1,753

Operating income	32,330	23,216	(7,342)	48,204

Interest expense				(1,457)
Other income, net				127

Income before income taxes				$46,874

	For the Six Months Ended June 27, 2015

(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$632,353	$465,697	$(5,215)	$1,092,835

Cost of goods sold	538,700	397,640	(5,141)	931,199
Depreciation and amortization	9,100	5,988	953	16,041
Selling, general, and administrative expense	41,013	12,720	12,518	66,251
Gain on sale of assets	(15,376)	—	—	(15,376)
Severance	3,442	—	—	3,442

Operating income	55,474	49,349	(13,545)	91,278

Interest expense				(4,295)
Other income, net				370

Income before income taxes				$87,353

Index

Segment information (continued):

	For the Six Months Ended June 28, 2014
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$735,217	$495,439	$(6,591)	$1,224,065

Cost of goods sold	625,281	434,795	(6,524)	1,053,552
Depreciation and amortization	9,516	5,975	1,208	16,699
Selling, general, and administrative expense	43,410	10,167	12,931	66,508
Gain on sale of assets	(1,417)	—	—	(1,417)
Severance	2,212	—	—	2,212

Operating income	56,215	44,502	(14,206)	86,511

Interest expense				(2,483)
Other income, net				215

Income before income taxes				$84,243

Note 5 –Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Pension benefits:
Service cost	$228	$175	$500	$397
Interest cost	2,027	2,059	4,081	4,127
Expected return on plan assets	(2,655)	(3,201)	(5,309)	(6,402)
Amortization of net loss	656	189	1,370	377

Net periodic benefit cost (income)	$256	$(778)	$642	$(1,501)

Other benefits:
Service cost	$84	$87	$180	$176
Interest cost	190	186	386	363
Amortization of prior service cost (credit)	1	(1)	3	(1)
Amortization of net gain	(16)	(45)	(13)	(109)

Net periodic benefit cost	$259	$227	$556	$429

Note 6 – Income Taxes

The Company’s effective tax rate for the second quarter of 2015 was 37 percent compared with 25 percent for the same period last year.  The difference between the effective tax rate and the amount computed using the U.S. federal statutory tax rate for the second quarter of 2015 was primarily attributable to state income taxes of $1.4 million and other miscellaneous items totaling $0.6 million, which were partially offset by the reduction for the U.S. production activities deduction of $1.2 million.

Index

For the second quarter of 2014, the difference between the effective tax rate and the amount that would be computed using the U.S. federal statutory tax rate was attributable to reductions related to the U.S. production activities deduction of $1.4 million and decreases in valuation allowances of $4.8 million. These items were partially offset by the provision for state income taxes of $1.2 million.

The Company’s effective tax rate for the first half of 2015 was 36 percent compared with 29 percent for the same period last year.  The difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate was attributable to state income taxes of $2.2 million and miscellaneous other items totaling $1.0 million.  These items were partially offset by reductions for the U.S. production activities deduction of $2.2 million and the effect of foreign tax rates lower than statutory tax rates and other foreign adjustments of $0.4 million.

For the first half of 2014, the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate was attributable to reductions for: (i) the U.S. production activities deduction of $2.6 million; (ii) decreases in valuation allowances of $5.7 million; and (iii) the effect of foreign tax rates lower than statutory tax rates and other foreign adjustments of $0.3 million. These items were partially offset by the provision for state income taxes of $2.5 million.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions.  The statute of limitations is open for the Company’s federal tax return and most state income tax returns for 2011 and all subsequent years and is open for certain state and foreign returns for earlier tax years due to ongoing audits and differing statute periods.  The Internal Revenue Service has audited the 2012 federal income tax return, the results of which were immaterial to the Company’s financial position, results of operations, and cash flows.  The Internal Revenue Service is currently auditing the 2013 federal tax return.  While the Company believes that it is adequately reserved for possible future audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

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

At June 27, 2015, the Company held open futures contracts to purchase approximately $26.8 million of copper over the next 13 months related to fixed price sales orders.  The fair value of those futures contracts was a $1.3 million net loss position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820)). In the next twelve months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges. At June 27, 2015, this amount was approximately $919 thousand of deferred net losses, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.   These futures contracts have been designated as fair value hedges.

At June 27, 2015, the Company held open futures contracts to sell approximately $28.1 million of copper over the next six months related to copper inventory. The fair value of those futures contracts was a $1.3 million net gain position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820).

Foreign Currency Forward Contracts

The Company has entered into certain contracts to purchase heavy machinery and equipment denominated in euros. In anticipation of entering into these contracts, the Company entered into forward contracts to purchase euros to protect itself against adverse foreign exchange rate fluctuations.

At June 27, 2015, the Company held open forward contracts to purchase approximately 3.4 million euros over the next five months.  The fair value of these contracts, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820), was a $34 thousand net loss position. At June 27, 2015, there was $104 thousand of deferred net gains, net of tax, included in AOCI that are expected to be reclassified into depreciation expense over the useful life of the heavy machinery and equipment.

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

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at the current market interest rate using observable benchmarks for LIBOR forward rates at the end of the period (Level 2 hierarchy as defined by ASC 820).  Interest payable and receivable under the swap agreement is accrued and recorded as an adjustment to interest expense.  The fair value of the interest rate swap was a $1.9 million net loss position at June 27, 2015, and there was $1.2 million of deferred net losses, net of tax, included in AOCI that are expected to be reclassified into interest expense over the term of the hedged item.

Index

Derivative assets and liabilities are presented in our Condensed Consolidated Balance Sheets on a net basis by counterparty. The following table summarizes the location and fair value of the derivative instruments and disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	June 27, 2015	December 27, 2014	Balance Sheet Location	June 27, 2015	December 27, 2014
Hedging instrument:
Commodity contracts - gains	Other current assets	$1,361	$99	Other current liabilities	$40	$15
Commodity contracts - losses	Other current assets	—	(4)	Other current liabilities	(1,319)	(832)
Foreign currency contracts	Other current assets	—	—	Other current liabilities	(34)	(81)
Interest rate swap	Other assets	—	—	Other liabilities	(1,921)	(927)
Total derivatives (1)		$1,361	$95		$(3,234)	$(1,825)

(1) Does not include the impact of cash collateral received from or provided to counterparties.

The following tables summarize the effects of derivative instruments on our Condensed Consolidated Statements of Income:

		Three Months Ended		Six Months Ended
(In thousands)	Location	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Fair value hedges:
Gain (loss) on commodity contracts (qualifying)	Cost of goods sold	$1,256	$(20)	$1,468	$6,271
(Loss) gain on hedged item - Inventory	Cost of goods sold	(1,403)	20	(1,650)	(5,780)

Undesignated derivatives:
Gain (loss) on commodity contracts (nonqualifying)	Cost of goods sold	1,046	(72)	1,279	1,466

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	Three Months Ended June 27, 2015
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(1,159)	Cost of goods sold	$(81)
Foreign currency contracts	3	Depreciation expense	—
Interest rate swap	267	Interest expense	63

Index

	Three Months Ended June 28, 2014
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$578	Cost of goods sold	$168
Foreign currency contracts	(25)	Depreciation expense	(63)
Interest rate swap	(1,022)	Interest expense	—

	Six Months Ended June 27, 2015
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(885)	Cost of goods sold	$490
Foreign currency contracts	(52)	Depreciation expense	—
Interest rate swap	(765)	Interest expense	131
Other	(19)	Other	—

	Six Months Ended June 28, 2014
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(432)	Cost of goods sold	$459
Foreign currency contracts	(3)	Depreciation expense	(237)
Interest rate swap	(1,267)	Interest expense	—

The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts through June 27, 2015 was not material to the Condensed Consolidated Statements of Income.

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts. Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions. The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At June 27, 2015 and December 27, 2014, the Company had recorded restricted cash in other current assets of $1.5 million and $0.5 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

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

The following table provides changes in AOCI by component, net of taxes and noncontrolling interest (amounts in parentheses indicate debits to AOCI):

	For the Six Months Ended June 27, 2015
(In thousands)	Cumulative Translation Adjustment	Unrealized (Losses)/Gains on Derivatives	Minimum Pension/OPEB Liability Adjustment	Unrealized Gains on Equity Investments	Total

Balance at December 27, 2014	$(7,076)	$(953)	$(35,164)	$270	$(42,923)

Other comprehensive income (loss) before reclassifications	(947)	(1,722)	(229)	7	(2,891)
Amounts reclassified from AOCI	—	621	998	—	1,619

Net current-period other comprehensive income	(947)	(1,101)	769	7	(1,272)

Balance at June 27, 2015	$(8,023)	$(2,054)	$(34,395)	$277	$(44,195)

	For the Six Months Ended June 28, 2014
(In thousands)	Cumulative Translation Adjustment	Unrealized (Losses)/Gains on Derivatives	Minimum Pension/OPEB Liability Adjustment	Unrealized Gains on Equity Investments	Total

Balance at December 28, 2013	$(462)	$1,546	$(12,158)	$255	$(10,819)

Other comprehensive income (loss) before reclassifications	3,713	(1,698)	(388)	9	1,636
Amounts reclassified from AOCI	—	222	232	—	454

Net current-period other comprehensive income	3,713	(1,476)	(156)	9	2,090

Balance at June 28, 2014	$3,251	$70	$(12,314)	$264	$(8,729)

Index

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Three Months Ended
(In thousands)	June 27, 2015	June 28, 2014	Affected line item

Unrealized losses/(gains) on derivatives:
Commodity contracts	$(111)	$208	Cost of goods sold
Foreign currency contracts	—	(99)	Depreciation expense
Interest rate swap	98	—	Interest expense
	(5)	(4)	Income tax expense
	(18)	105	Net of tax
	—	—	Noncontrolling interest

	$(18)	$105	Net of tax and noncontrolling interest

Amortization of net loss and prior service cost on employee benefit plans	$641	$143	Selling, general, and administrative expense
	(164)	(22)	Income tax expense
	477	121	Net of tax
	—	—	Noncontrolling interest

	$477	$121	Net of tax and noncontrolling interest

	Amount reclassified from AOCI
	For the Six Months Ended
(In thousands)	June 27, 2015	June 28, 2014	Affected line item

Unrealized losses/(gains) on derivatives:
Commodity contracts	$651	$565	Cost of goods sold
Foreign currency contracts	—	(375)	Depreciation expense
Interest rate swap	204	—	Interest expense
	(234)	32	Income tax (expense) benefit
	621	222	Net of tax
	—	—	Noncontrolling interest

	$621	$222	Net of tax and noncontrolling interest

Amortization of net loss and prior service cost on employee benefit plans	$1,360	$267	Selling, general, and administrative expense
	(362)	(35)	Income tax expense
	998	232	Net of tax
	—	—	Noncontrolling interest

	$998	$232	Net of tax and noncontrolling interest

Index

Note 9 – Acquisitions and Dispositions

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

The Company recognized approximately $3.4 million of severance costs related to the reorganization of Yorkshire during the second quarter 2015.

On March 30, 2015, the Company entered into a Stock Purchase Agreement with Turbotec Products, Inc. (Turbotec) providing for the purchase of all of the outstanding capital stock of Turbotec for approximately $14.2 million in cash, net of working capital adjustments. Turbotec manufactures coaxial heat exchangers and twisted tubes for the heating, ventilation, and air-conditioning (HVAC), geothermal, refrigeration, swimming pool heat pump, marine, ice machine, commercial boiler, and heat reclamation markets.  The acquisition of Turbotec complements the Company’s existing refrigeration business, a component of the OEM segment.  For the twelve months ended March 31, 2015, Turbotec’s net sales were approximately $21.8 million.  The fair value of the assets acquired totaled $14.4 million, consisting primarily of property, plant, and equipment of $9.1 million, inventories of $3.2 million, accounts receivable of $1.9 million, other current assets of $0.1 million, and other assets of $0.1 million.  The fair value of the liabilities assumed totaled $2.0 million, consisting primarily of accounts payable of $1.6 million and accrued expenses of $0.4 million.  Of the remaining purchase price, $0.9 million was allocated to nontax-deductible goodwill and $0.9 million was allocated to other intangible assets.  The allocation of the purchase price to long-lived assets is provisional as of June 27, 2015 and subject to change upon completion of the final valuation of the assets.  The results of operations for Turbotec have been included in the accompanying Condensed Consolidated Financial Statements from the acquisition date.

On June 18, 2015, the Company entered into a Membership Interest Purchase Agreement with Sherwood Valve Products, LLC (Sherwood) providing for the purchase of all of the outstanding equity interests of Sherwood for $21.8 million in cash, subject to working capital adjustments.  Sherwood manufactures valves and fluid control solutions for the HVAC, refrigeration, and compressed gas markets.  The acquisition of Sherwood complements the Company’s existing refrigeration business, a component of the OEM segment.  In 2014, Sherwood had net sales of approximately $49.1 million.  The fair value of the assets acquired totaled $28.7 million, consisting primarily of inventories of $14.8 million, property, plant, and equipment of $7.5 million, accounts receivable of $6.2 million, and other current assets of $0.2 million.  The fair value of the liabilities assumed totaled $6.9 million, consisting primarily of accounts payable of $6.5 million, accrued wages of $0.3 million, and other current liabilities of $0.1 million.  The allocation of the purchase price and review of working capital is provisional as of June 27, 2015 and subject to change upon completion of the final valuation of the assets.

Dispositions

On June 1, 2015, the Company sold certain assets.  Simultaneously, the Company entered into a lease agreement with the purchaser of the assets for their continued use for a period of approximately 22 months (Lease Period).

The total sales price was $20.2 million, of which $5.0 million was received on June 1, 2015; the Company will receive $5.0 million on December 30, 2016 and the remaining $10.2 million will be received at the end of the Lease Period.  This transaction resulted in a pre-tax gain of $15.4 million in the second quarter of 2015, or 17 cents per diluted share after tax.  This gain was recognized in the Plumbing & Refrigeration segment.

Index

The net book value of the assets disposed was $2.3 million.  For goodwill testing purposes, these assets were part of the SPD reporting unit which is a component of the Company’s Plumbing & Refrigeration segment.  Because these assets met the definition of a business in accordance with ASC 805, Business Combinations, $2.4 million of the SPD reporting unit’s goodwill balance was allocated to the disposal group.  The amount of goodwill allocated was based on the relative fair values of the asset group which was disposed and the portion of the SPD reporting unit which was retained.

Note 10 – Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09).  The ASU will supersede virtually all existing revenue recognition guidance under U.S. GAAP and will be effective for annual reporting periods beginning after December 15, 2016.  The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided.  The new guidance establishes a five-step approach for the recognition of revenue.  The Company is in the process of evaluating the impact of ASU 2014-09 on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-04, Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employers’ Defined Benefit Obligation and Plan Assets (ASU 2015-04).  The ASU allows employers with fiscal year-ends that do not coincide with a calendar month-end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year-ends.  The new guidance is effective for public business entities in interim and fiscal periods beginning after December 15, 2015.  Prospective application is required, and early adoption is permitted.  The Company will continue to measure its defined benefit plan assets and obligation at fiscal year-end and will not elect to change the measurement date to a calendar month-end.

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

Residential construction activity has shown improvement in 2014 and into the first half of 2015, but remains at levels below historical averages.  Continued improvement is expected, but may be tempered by continuing low labor participation rates, the pace of household formations, higher interest rates, and tighter lending standards.  Per the U.S. Census Bureau, the June 2015 seasonally adjusted annual rate of new housing starts was 1.2 million compared with the June 2014 rate of 927 thousand.  While mortgage rates have risen in 2015 and 2014, they remain at historically low levels, as the average 30-year fixed mortgage rate was 3.77 percent for the first six months of 2015 and 4.17 percent for the twelve months ended December 2014.

The private non-residential construction sector, which includes offices, industrial, health care and retail projects, began showing improvement in 2015 and 2014 from declines in previous years.   Per the U.S. Census Bureau, the actual (not seasonally adjusted) value of private nonresidential construction put in place was $347.7 billion in 2014 compared to $312.3 billion in 2013.  The seasonally adjusted annual value of private non-residential value of construction put in place was $392.8 billion in May 2015 compared to the December 2014 rate of $352.7 billion and the May 2014 rate of $348.5 billion.  The Company expects that most of these conditions will gradually improve.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the second quarter of 2015 and 2014:

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
(In thousands)	June 27, 2015	June 28, 2014	2015 vs. 2014	June 27, 2015	June 28, 2014	2015 vs. 2014

Net sales	$555,593	$649,691	(14.5)%	$1,092,835	$1,224,065	(10.7)%
Operating income	55,554	48,204	15.2	91,278	86,511	5.5
Net income	33,651	35,045	(4.0)	55,629	59,751	(6.9)

Index

The following are components of changes in net sales compared to the prior year:

	Quarter-to-Date	Year-to-Date
	2015 vs. 2014	2015 vs. 2014
Net selling price in core product lines	(5.6)%	(7.1)%
Unit sales volume in core product lines	(7.1)	(1.3)
Acquisitions & new products	1.2	0.8
Dispositions	(2.5)	(2.7)
Other	(0.5)	(0.4)

	(14.5)%	(10.7)%

The decrease in net sales during the second quarter of 2015 was primarily due to (i) lower unit sales volume of $44.1 million in our core product lines, primarily copper tube and brass rod, as well as our plastic drain, waste, and vent (DWV) fittings product line, (ii) lower net selling prices of $36.6 million in our core product lines, and (iii) the absence of sales of $15.0 million recorded by Primaflow, a business we sold during November 2014.  These decreases were offset by $5.7 million of sales recorded by Turbotec Products, Inc. (Turbotec), acquired in March 2015.

The decrease in net sales during the first half of 2015 was primarily due to (i) lower net selling prices of $87.5 million in our core product lines, primarily copper tube and brass rod, (ii) the absence of sales of $31.0 million recorded by Primaflow, and (iii) lower unit sales volume of $11.1 million in our core product lines as well as our plastic DWV fittings product line.  These decreases were offset by $5.7 million of sales recorded by Turbotec.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

Index

The following tables compare operating expenses as dollar amounts and as a percent of net sales for the second quarter of 2015 and 2014:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Cost of goods sold	$470,365	$557,775	$931,199	$1,053,552
Depreciation and amortization	8,188	8,592	16,041	16,699
Selling, general and administrative expense	33,420	33,367	66,251	66,508
Gain on sale of assets	(15,376)	—	(15,376)	(1,417)
Severance	3,442	1,753	3,442	2,212

Operating expenses	$500,039	$601,487	$1,001,557	$1,137,554

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Cost of goods sold	84.7%	85.9%	85.2%	86.0%
Depreciation and amortization	1.5	1.3	1.5	1.4
Selling, general and administrative expense	6.0	5.1	6.0	5.4
Gain on sale of assets	(2.8)	—	(1.4)	(0.1)
Severance	0.6	0.3	0.3	0.2

Operating expenses	90.0%	92.6%	91.6%	92.9%

Q2 2015 compared to Q2 2014

The decrease in cost of goods sold during the second quarter of 2015 was primarily due to the decrease in sales volume and the decrease in the average cost of copper, our principal raw material.  Depreciation and amortization for the second quarter of 2015 was consistent with the expense recorded for the second quarter of 2014.Selling, general, and administrative expenses increased slightly for the second quarter of 2015, primarily due to higher net periodic pension costs of $1.3 million.  In addition, there was $1.0 million of equipment relocation costs and fixed asset impairment charges related to the rationalization of Yorkshire Copper Tube (Yorkshire), acquired in February 2014.  Lastly, during the second quarter of 2014 there was a reduction in accruals related to legal matters of $0.5 million.  This was offset by a decrease of $2.7 million in selling, general, and administrative expenses relating to the sale of Primaflow.

During the second quarter of 2015, our operating results were positively impacted by a net gain of $15.4 million recorded on the sale of certain assets. This was offset by $3.4 million of severance charges related to the rationalization of Yorkshire. The second quarter of 2014 also included $1.8 million of severance charges related to the rationalization of Yorkshire.

Interest expense increased in the second quarter of 2015 primarily as a result of (i) additional costs of $0.6 million due to the terms of our interest rate swap agreements that became effective in January 2015, and (ii) increased borrowing costs of $0.2 million at Mueller-Xingrong to fund working capital.  Other income, net, for the second quarter of 2015 was consistent with the second quarter of 2014.

Our effective tax rate for the second quarter of 2015 was 37 percent compared with 25 percent for the same period last year.  The difference between the effective tax rate and the amount computed using the U.S. federal statutory tax rate for the second quarter of 2015 was primarily attributable to state income taxes of $1.4 million and other miscellaneous items totaling $0.6 million, which were partially offset by the reduction for the U.S. production activities deduction of $1.2 million.

For the second quarter of 2014, the difference between the effective tax rate and the amount that would be computed using the U.S. federal statutory tax rate was attributable to reductions related to the U.S. production activities deduction of $1.4 million and decreases in valuation allowances of $4.8 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.2 million.

Index

Q2 2015 YTD compared to Q2 2014 YTD

The decrease in cost of goods sold during the first half of 2015 was primarily due to the decrease in the average cost of copper and the decrease in sales volume.  In addition, during the first half of 2014 we recognized a decrease in accruals related to import duties of $3.1 million that positively impacted cost of goods sold.  Depreciation and amortization for the first half of 2015 was consistent with the expense recorded for the first half of 2014.Selling, general, and administrative expenses decreased slightly for the first half of 2015, primarily due to a decrease in employment costs of $3.5 million primarily related to the sale of Primaflow and lower incentive compensation costs of $0.5 million.  This was offset by higher net periodic pension costs of $1.9 million.  In addition, there was $1.3 million of equipment relocation costs and fixed asset impairment charges related to the rationalization of Yorkshire.  Lastly, during the second quarter of 2014 there was a reduction in accruals related to legal matters of $0.5 million.

During the first half of 2015, our operating results were positively impacted by a net gain of $15.4 million recorded on the sale of certain assets. This was offset by $3.4 million of severance charges related to the rationalization of Yorkshire.

Our operating income in the first half of 2014 was positively impacted by a $1.4 million gain recorded on the sale of the land and building in Portage, Michigan.  The first half of 2014 also included $2.2 million of severance charges related to the rationalization of Yorkshire.

Interest expense increased in the first half of 2015 primarily as a result of (i) additional costs of $1.1 million due to the terms of our interest rate swap agreements that became effective in January 2015, and (ii) increased borrowing costs of $0.7 million at Mueller-Xingrong to fund working capital.  Other income, net, for the first half of 2015 was consistent with the second quarter of 2014.

Our effective tax rate for the first half of 2015 was 36 percent compared with 29 percent for the same period last year.  The difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate was attributable to state income taxes of $2.2 million and miscellaneous other items totaling $1.0 million.  These items were partially offset by reductions for the U.S. production activities deduction of $2.2 million and the effect of foreign tax rates lower than statutory tax rates and other foreign adjustments of $0.4 million.

For the first half of 2014, the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate was attributable to reductions for: (i) the U.S. production activities deduction of $2.6 million; (ii) decreases in valuation allowances of $5.7 million; and (iii) the effect of foreign tax rates lower than statutory tax rates and other foreign adjustments of $0.3 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $2.5 million.

Plumbing & Refrigeration Segment

The following table compares summary operating results for the second quarter of 2015 and 2014 for the businesses comprising our Plumbing & Refrigeration segment:

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
(In thousands)	June 27, 2015	June 28, 2014	2015 vs. 2014	June 27, 2015	June 28, 2014	2015 vs. 2014

Net sales	$327,336	$397,190	(17.6)%	$632,353	$735,217	(14.0)%
Operating income	35,983	32,330	11.3	55,474	56,215	(1.3)

Index

The following are components of changes in net sales compared to the prior year:

	Quarter-to-Date	Year-to-Date
	2015 vs. 2014	2015 vs. 2014
Net selling price in core product lines	(6.2)%	(7.8)%
Unit sales volume in core product lines	(6.9)	(1.2)
Dispositions	(4.1)	(4.6)
Other	(0.4)	(0.4)

	(17.6)%	(14.0)%

The decrease in net sales during the second quarter of 2015 was primarily due to (i) lower unit sales volume of $27.0 million in the segment’s core product lines, primarily copper tube, as well as our plastic DWV fittings product line, (ii) lower net selling prices of $24.4 million in the segment’s core product lines, and (iii) the absence of sales of $15.0 million recorded by Primaflow.

The decrease in net sales during the first half of 2015 was primarily due to (i) lower net selling prices of $57.2 million in the segment’s core product lines, primarily copper tube, (ii) the absence of sales of $31.0 million recorded by Primaflow, and (iii) lower unit sales volume of $8.9 million in the segment’s core product lines, as well as the plastic DWV fittings product line.

The following tables compare operating expenses as dollar amounts and as a percent of net sales for the second quarter of 2015 and 2014:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Cost of goods sold	$278,237	$336,256	$538,700	$625,281
Depreciation and amortization	4,577	5,096	9,100	9,516
Selling, general and administrative expense	20,473	21,755	41,013	43,410
Gain on sale of assets	(15,376)	—	(15,376)	(1,417)
Severance	3,442	1,753	3,442	2,212

Operating expenses	$291,353	$364,860	$576,879	$679,002

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Cost of goods sold	85.0%	84.7%	85.2%	85.0%
Depreciation and amortization	1.4	1.3	1.4	1.3
Selling, general and administrative expense	6.2	5.5	6.5	5.9
Gain on sale of assets	(4.7)	—	(2.4)	(0.2)
Severance	1.1	0.4	0.5	0.3

Operating expenses	89.0%	91.9%	91.2%	92.3%

Index

Q2 2015 compared to Q2 2014

The decrease in cost of goods sold during the second quarter of 2015 was primarily due to the decrease sales volume and the decrease in the average cost of copper.  Depreciation and amortization for the second quarter of 2015 was consistent with the expense recorded for the second quarter of 2014.  Selling, general, and administrative expenses decreased slightly for the second quarter of 2015, primarily due to a decrease of $2.7 million in selling, general, and administrative expenses relating to the sale of Primaflow. This was offset by (i) equipment relocation costs and fixed asset impairment charges related to the rationalization of Yorkshire of $1.0 million and (ii) higher net periodic pension costs of $0.3 million.  Lastly, during the second quarter of 2014 there was a reduction in accruals related to legal matters of $0.5 million.

During the second quarter of 2015, the segment’s operating results were positively impacted by a net gain of $15.4 million recorded on the sale of certain assets. This was offset by $3.4 million of severance charges related to the rationalization of Yorkshire. The second quarter of 2014 also included $1.8 million of severance charges related to the rationalization of Yorkshire.

Q2 2015 YTD compared to Q2 2014 YTD

The decrease in cost of goods sold during the first half of 2015 was primarily due to the decrease in the average cost of copper and the decrease in sales volume.  In addition, during the first half of 2014 we recognized a decrease in accruals related to import duties of $3.1 million that positively impacted cost of goods sold.  Depreciation and amortization for the first half of 2015 was consistent with the expense recorded for the first half of 2014.  Selling, general, and administrative expenses decreased slightly for the first half of 2015, primarily due to a decrease of $2.7 million in selling, general, and administrative expenses relating to the sale of Primaflow.  This was offset by (i) equipment relocation costs and fixed asset impairment charges related to the rationalization of Yorkshire of $1.3 million and (ii) higher net periodic pension costs of $0.4 million.  Lastly, during the second quarter of 2014 there was a reduction in accruals related to legal matters of $0.5 million.

During the first half of 2015, the segment’s operating results were positively impacted by a net gain of $15.4 million recorded on the sale of certain assets. This was offset by $3.4 million of severance charges related to the rationalization of Yorkshire.

The segment’s operating income in the first half of 2014 was positively impacted by a $1.4 million gain recorded on the sale of the land and building in Portage, Michigan.  The first half of 2014 also included $2.2 million of severance charges related to the rationalization of Yorkshire.

OEM Segment

The following table compares summary operating results for the second quarter of 2015 and 2014 for the businesses comprising our OEM segment:

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
(In thousands)	June 27, 2015	June 28, 2014	2015 vs. 2014	June 27, 2015	June 28, 2014	2015 vs. 2014

Net sales	$230,380	$255,409	(9.8)%	$465,697	$495,439	(6.0)%
Operating income	26,801	23,216	15.4	49,349	44,502	10.9

Index

The following are components of changes in net sales compared to the prior year:

	Quarter-to-Date	Year-to-Date
	2015 vs. 2014	2015 vs. 2014
Net selling price in core product lines	(4.8)%	(6.1)%
Unit sales volume in core product lines	(7.6)	(1.4)
Acquisitions & new products	3.1	2.1
Other	(0.5)	(0.6)

	(9.8)%	(6.0)%

The decrease in net sales during the second quarter of 2015 was primarily due to (i) lower unit sales volume of $17.0 million in the segment’s core product lines, primarily brass rod, and (ii) lower net selling prices of $12.2 million in the segment’s core product lines.  These decreases were offset by $5.7 million of sales recorded by Turbotec.

The decrease in net sales during the first half of 2015 was primarily due to (i) lower net selling prices of $30.2 million in the segment’s core product lines, primarily brass rod and commercial tube, and (ii) lower unit sales volume of $2.2 million in the segment’s core product lines.  These decreases were offset by $5.7 million of sales recorded by Turbotec.

The following tables compare operating expenses as dollar amounts and as a percent of net sales for the second quarter of 2015 and 2014:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Cost of goods sold	$194,207	$224,392	$397,640	$434,795
Depreciation and amortization	3,133	2,892	5,988	5,975
Selling, general and administrative expense	6,239	4,909	12,720	10,167

Operating expenses	$203,579	$232,193	$416,348	$450,937

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Cost of goods sold	84.3%	87.9%	85.4%	87.8%
Depreciation and amortization	1.4	1.1	1.3	1.2
Selling, general and administrative expense	2.7	1.9	2.7	2.0

Operating expenses	88.4%	90.9%	89.4%	91.0%

Q2 2015 compared to Q2 2014

The decrease in cost of goods sold during the second quarter of 2015 was primarily due to the decrease in sales volume and the decrease in the average cost of copper.  Depreciation and amortization for the second quarter of 2015 was consistent with the expense recorded for the second quarter of 2014.Selling, general, and administrative expenses increased for the second quarter of 2015, primarily due to higher net periodic pension costs of $1.0 million.

Index

Q2 2015 YTD compared to Q2 2014 YTD

The decrease in cost of goods sold during the first half of 2015 was primarily due to the decrease in the average cost of copper and the decrease in sales volume.  Depreciation and amortization for the first half of 2015 was consistent with the expense recorded for the first half of 2014.Selling, general, and administrative expenses increased slightly for the first half of 2015, primarily due to higher net periodic pension costs of $1.5 million as well as additional employment costs of $0.4 million for Turbotec.

Liquidity and Capital Resources

The following table presents selected financial information for the first half of 2015 and 2014:

(In thousands)	2015	2014

Cash and cash equivalents	$299,147	$242,199
Property, plant, and equipment, net	261,149	245,441
Total debt	222,764	266,078
Working capital, net of cash and current debt	440,138	496,022

Cash provided by (used in) operating activities	17,150	(50,881)
Cash used in investing activities	(42,943)	(42,281)
Cash (used in) provided by financing activities	(26,414)	23,198

Management believes that cash provided by operations, funds available under the credit agreement, and cash on hand of $299.1 million will be adequate to meet the Company’s normal future capital expenditure and operational needs.  Our current ratio (current assets divided by current liabilities) was 4.4 to 1 as of June 27, 2015.

The Company has significant environmental remediation obligations expected to occur over future years.  Cash used for environmental remediation activities was approximately $0.7 million during the first six months of 2015.  We expect to spend approximately $0.4 million for the remainder of 2015 for ongoing environmental remediation activities.  The timing of a potential payment for a $9.5 million settlement offer related to the Southeast Kansas Sites has not yet been determined.

The Company declared and paid a quarterly cash dividend of 7.5 cents per common share in the first and second quarters of 2015 and 2014.  Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

On March 30, 2015, the Company entered into a Stock Purchase Agreement with Turbotec providing for the purchase of all of the outstanding capital stock of Turbotec for approximately $14.1 million in cash, net of working capital adjustments.

On June 18, 2015, the Company entered into a Membership Interest Purchase Agreement with Sherwood Valve Products, Inc. (Sherwood) providing for the purchase of all of the outstanding equity interests of Sherwood for $21.8 million in cash, subject to working capital adjustments.

Cash Provided by Operating Activities

During the six months ended June 27, 2015, cash provided by operating activities was primarily attributable to consolidated net income of $56.2 million and depreciation and amortization of $16.3 million. These cash increases were partially offset by increased receivables of $24.3 million, decreased current liabilities of $19.6 million, and the $15.4 million gain on the sale of certain assets.  These fluctuations are primarily due to a net increase in working capital needs.

During the six months ended June 28, 2014, cash used in operating activities was primarily attributable to increased receivables of $100.4 million, inventories of $20.6 million, and other assets of $8.9 million, partially offset by consolidated net income of $60.2 million plus depreciation and amortization of $16.8 million.  The fluctuations in receivables and inventories are primarily due to increased sales volume in certain businesses and additional working capital needs in the first half of 2014.

Index

Cash Used in Investing Activities

The major components of net cash used in investing activities in the first six months of 2015 included $36.0 million for the acquisition of Turbotec and Sherwood and capital expenditures of $16.0 million. These cash decreases were offset by $5.5 million in proceeds from the sale of certain assets and net deposits into restricted cash of $3.5 million.

The major components of net cash used in investing activities in the first six months of 2014 included $30.1 million for the acquisition of Yorkshire and capital expenditures of $18.8 million, offset by $4.9 million in proceeds from the sale of properties and net withdrawals from restricted cash balances of $1.8 million.

Cash Used in Financing Activities

For the first half of 2015, net cash used in financing activities consisted primarily of $17.8 million used for the repayment of debt by Mueller-Xingrong and $8.4 million used for payment of regular quarterly dividends to stockholders of the Company.

For the first half of 2014, net cash provided by financing activities consisted primarily of $22.6 million received from the issuance of debt by Mueller Europe, Limited and $8.9 million received from the issuance of debt by Mueller-Xingrong, partially offset by $8.4 million used for payment of regular quarterly dividends to stockholders of the Company.

Debt

The Company’s credit agreement provides for an unsecured $200.0 million revolving credit facility (the Revolving Credit Facility) and a $200.0 million Term Loan Facility, both maturing on December 11, 2017.  The Revolving Credit Facility backed approximately $8.8 million in letters of credit at the end of the quarter.

On February 2, 2015, Mueller-Xingrong entered into a new secured revolving credit agreement with a total borrowing capacity of RMB 230 million (or approximately $37.1 million).  In addition, Mueller-Xingrong occasionally finances working capital through various accounts receivable and bank draft discount arrangements.  Total borrowings at Mueller-Xingrong were $17.0 million as of June 27, 2015.

As of June 27, 2015, the Company’s total debt was $222.8 million or 20.9 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of June 27, 2015, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Company’s Board of Directors has extended, until October 2015, its authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 27, 2015, the Company had repurchased approximately 4.7 million shares under this authorization.

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

The Company occasionally enters into forward fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At June 27, 2015, the Company held open futures contracts to purchase approximately $26.8 million of copper over the next 13 months related to fixed-price sales orders and to sell approximately $28.1 million of copper over the next six months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in stockholders’ equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  There were no open futures contracts to purchase natural gas at June 27, 2015.

Interest Rates

At June 27, 2015, the Company had variable-rate debt outstanding of $222.8 million.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company’s pretax earnings and cash flows.  The primary interest rate exposures on floating-rate debt are based on LIBOR and the base-lending rate published by the People’s Bank of China.  There was no fixed rate debt outstanding as of June 27, 2015.

Included in the variable-rate debt outstanding is the Company's $200.0 million Term Loan Facility which bears interest based on LIBOR.  We have reduced our exposure to increases in LIBOR by entering into interest rate swap contracts. These contracts have been designated as cash flow hedges.  The fair value of these contracts have been recorded in the Condensed Consolidated Balance Sheets, and the related gains and losses on the contracts are deferred in stockholders’ equity as a component of AOCI.  Deferred gains or losses on the contracts will be recognized in interest expense in the period in which the related interest payment being hedged is expensed.  The interest rate swap agreement had an effective date of January 12, 2015.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  The Company may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders’ equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At June 27, 2015, the Company had open futures contracts with a financial institution to sell approximately 3.4 million euros, 15.4 million Swedish kronor, and 10.7 million Norwegian kroner through October 2015.  It also held open futures contracts to buy approximately 3.4 million euros over the next five months.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of June 27, 2015.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 27, 2015 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending June 27, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2015, its authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 27, 2015, the Company had repurchased approximately 4.7 million shares under this authorization.   Below is a summary of the Company’s stock repurchases for the period ended June 27, 2015.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

					15,287,060	(1)

March 29 – April 25, 2015	16,551	(2)	$35.91	—

April 26 – May 23, 2015	5,425	(2)	35.46	—

May 24 – June 27, 2015	—	(2)	—	—

(1) Shares available to be purchased under the Company’s 20 million share repurchase authorization until October 2015. The extension of the authorization was announced on October 24, 2014.

(2) Shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting.

Index

Item 6.	Exhibits

10.1
Membership Interest Purchase Agreement by and between Sherwood Valve Products, Inc. and Taylor-Wharton International LLC, dated as of June 18, 2015 (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated June 19, 2015).

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
July 22, 2015	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
July 22, 2015	Anthony J. Steinriede
Date	Vice President – Corporate Controller

EXHIBIT INDEX

Exhibits	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema