Form 10-Q
period 2015-09-26
MUELLER INDUSTRIES INC
filed 2015-10-21
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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
Yes   ☐                                   No   ☒

The number of shares of the Registrant's common stock outstanding as of October 19, 2015, was 57,158,180.

INDEX
MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 26, 2015

__________________________

As used in this report, the terms "Company," "Mueller," and "Registrant" mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

__________________________

INDEX

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands, except per share data)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Net sales	$535,184	$602,820	$1,628,019	$1,826,885

Cost of goods sold	467,167	521,278	1,398,366	1,574,830
Depreciation and amortization	8,749	8,952	24,790	25,651
Selling, general, and administrative expense	32,241	34,004	98,492	100,512
Gain on sale of assets	—	—	(15,376)	(1,417)
Severance	—	860	3,442	3,072

Operating income	27,027	37,726	118,305	124,237

Interest expense	(1,682)	(1,430)	(5,977)	(3,913)
Other income, net	164	225	534	440

Income before income taxes	25,509	36,521	112,862	120,764

Income tax expense	(5,223)	(12,199)	(36,374)	(36,279)
Loss from unconsolidated subsidiary, net of tax	(2,191)	—	(2,191)	—

Consolidated net income	18,095	24,322	74,297	84,485

Net income attributable to noncontrolling interest	(295)	(499)	(868)	(911)

Net income attributable to Mueller Industries, Inc.	$17,800	$23,823	$73,429	$83,574

Weighted average shares for basic earnings per share	56,375	56,107	56,272	55,999
Effect of dilutive stock-based awards	598	637	690	746

Adjusted weighted average shares for diluted earnings per share	56,973	56,744	56,962	56,745

Basic earnings per share	$0.32	$0.42	$1.30	$1.49

Diluted earnings per share	$0.31	$0.42	$1.29	$1.47

Dividends per share	$0.075	$0.075	$0.225	$0.225

See accompanying notes to condensed consolidated financial statements.

INDEX
MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended				For the Nine Months Ended
(In thousands)	September 26, 2015		September 27, 2014		September 26, 2015		September 27, 2014

Consolidated net income	$18,095		$24,322		$74,297		$84,485

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(12,153)		(6,661)		(13,501)		(3,698)
Net change with respect to derivative instruments and hedging activities	(915)	(1)	(174)	(2)	(2,016)	(3)	(1,650)	(4)
Net actuarial loss on pension and postretirement obligations	1,231	(5)	646	(6)	2,000	(7)	490	(8)
Other, net	(53)		(1)		(46)		7

Total other comprehensive loss	(11,890)		(6,190)		(13,563)		(4,851)

Consolidated comprehensive income	6,205		18,132		60,734		79,634
Comprehensive loss (income) attributable to noncontrolling interest	709		(889)		534		(548)

Comprehensive income attributable to Mueller Industries, Inc.	$6,914		$17,243		$61,268		$79,086

See accompanying notes to condensed consolidated financial statements.

_______________________________________

(1) Net of tax of $575
(2) Net of tax of $42
(3) Net of tax of $1,014
(4) Net of tax of $907
(5) Net of tax of $(429)
(6) Net of tax of $(232)
(7) Net of tax of $(715)
(8) Net of tax of $(109)

INDEX
MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	September 26, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$220,745	$352,134
Accounts receivable, less allowance for doubtful accounts of $623 in 2015 and $666 in 2014	299,417	275,065
Inventories	250,799	256,585
Other current assets	54,538	57,429

Total current assets	825,499	941,213

Property, plant, and equipment, net	270,655	245,910
Goodwill	163,063	102,909
Investment in unconsolidated subsidiary	63,709	—
Other assets	50,600	38,064

Total assets	$1,373,526	$1,328,096

Liabilities
Current liabilities:
Current portion of debt	$13,756	$36,194
Accounts payable	113,597	100,735
Accrued wages and other employee costs	34,042	41,595
Other current liabilities	68,146	59,545

Total current liabilities	229,541	238,069

Long-term debt, less current portion	204,500	205,250
Pension liabilities	17,323	20,070
Postretirement benefits other than pensions	26,701	21,486
Environmental reserves	21,566	21,842
Deferred income taxes	22,142	24,556
Other noncurrent liabilities	3,570	1,389

Total liabilities	525,343	532,662

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 57,158,013 in 2015 and 56,901,445 in 2014	802	802
Additional paid-in capital	269,529	268,575
Retained earnings	1,053,395	992,798
Accumulated other comprehensive loss	(55,084)	(42,923)
Treasury common stock, at cost	(453,209)	(457,102)

Total Mueller Industries, Inc. stockholders' equity	815,433	762,150
Noncontrolling interest	32,750	33,284

Total equity	848,183	795,434

Commitments and contingencies	—	—

Total liabilities and equity	$1,373,526	$1,328,096

See accompanying notes to condensed consolidated financial statements.

INDEX
MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
(In thousands)	September 26, 2015	September 27, 2014

Cash flows from operating activities
Consolidated net income	$74,297	$84,485
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	25,132	25,888
Stock-based compensation expense	4,611	4,957
Equity in losses of unconsolidated subsidiary	2,191	—
Gain on disposal of assets	(14,875)	(1,146)
Impairment charges	570	—
Deferred income taxes	(8,262)	(6,908)
Income tax benefit from exercise of stock options	(953)	(829)
Changes in assets and liabilities, net of businesses acquired:
Receivables	5,249	(62,854)
Inventories	29,901	(14,868)
Other assets	4,302	(15,272)
Current liabilities	(27,580)	(8,675)
Other liabilities	740	(797)
Other, net	145	223

Net cash provided by operating activities	95,468	4,204

Cash flows from investing activities
Capital expenditures	(22,502)	(28,406)
Acquisition of businesses, net of cash acquired	(107,405)	(30,137)
Net withdrawals from restricted cash balances	1,822	2,507
Investment in unconsolidated subsidiary	(65,900)	—
Proceeds from sales of assets	5,521	4,920

Net cash used in investing activities	(188,464)	(51,116)

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(12,669)	(12,606)
Issuance of long-term debt	—	12,008
Repayment of debt by joint venture, net	(21,597)	(3,170)
Net cash used to settle stock-based awards	(718)	(887)
Repurchase of common stock	—	(58)
Repayments of long-term debt	(750)	(800)
Income tax benefit from exercise of stock options	953	829

Net cash used in financing activities	(34,781)	(4,684)

Effect of exchange rate changes on cash	(3,612)	(346)

Decrease in cash and cash equivalents	(131,389)	(51,942)
Cash and cash equivalents at the beginning of the period	352,134	311,800

Cash and cash equivalents at the end of the period	$220,745	$259,858

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

Note 1 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.  Approximately 383 thousand stock based awards were excluded from the computation of diluted earnings per share for the quarter ended September 26, 2015 because they were antidilutive.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the Company's guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company's revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at September 26, 2015, were $8.8 million.

Note 3 – Inventories

(In thousands)	September 26, 2015	December 27, 2014

Raw materials and supplies	$55,522	$53,586
Work-in-process	38,689	39,707
Finished goods	162,780	168,481
Valuation reserves	(6,192)	(5,189)

Inventories	$250,799	$256,585

INDEX

Note 4 – Industry Segments

The Company's reportable segments are Plumbing & Refrigeration and Original Equipment Manufacturers (OEM).  For disclosure purposes, as permitted under Accounting Standards Codification (ASC) 280, Segment Reporting, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of Standard Products (SPD), European Operations, and Mexican Operations.  The OEM segment is composed of Industrial Products (IPD), Engineered Products (EPD), and Jiangsu Mueller–Xingrong Copper Industries Limited (Mueller-Xingrong).  These segments are classified primarily by the markets for their products.  Performance of segments is generally evaluated by their operating income.

SPD manufactures copper tube and fittings, plastic fittings, and line sets.  These products are manufactured in the U.S.  SPD also imports and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products.  Outside the U.S., the Company's European Operations manufacture copper tube, which is sold primarily in Europe.   Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The Plumbing & Refrigeration segment's products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, and building product retailers.  For the nine months ended September 27, 2014, cost of goods sold included a decrease in accruals related to import duties of $3.1 million.

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

Summarized segment information is as follows:

	For the Quarter Ended September 26, 2015
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$325,022	$212,596	$(2,434)	$535,184

Cost of goods sold	280,891	188,665	(2,389)	467,167
Depreciation and amortization	4,468	3,839	442	8,749
Selling, general, and administrative expense	20,104	6,814	5,323	32,241

Operating income	$19,559	$13,278	$(5,810)	27,027

Interest expense				(1,682)
Other income, net				164

Income before income taxes				$25,509

INDEX

Segment information (continued):

	For the Quarter Ended September 27, 2014
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$357,843	$247,883	$(2,906)	$602,820

Cost of goods sold	308,927	215,225	(2,874)	521,278
Depreciation and amortization	5,287	3,148	517	8,952
Selling, general, and administrative expense	22,613	5,533	5,858	34,004
Severance	860	—	—	860

Operating income	$20,156	$23,977	$(6,407)	37,726

Interest expense				(1,430)
Other income, net				225

Income before income taxes				$36,521

	For the Nine Months Ended September 26, 2015
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$957,375	$678,293	$(7,649)	$1,628,019

Cost of goods sold	819,591	586,305	(7,530)	1,398,366
Depreciation and amortization	13,568	9,827	1,395	24,790
Selling, general, and administrative expense	61,117	19,534	17,841	98,492
Gain on sale of assets	(15,376)	—	—	(15,376)
Severance	3,442	—	—	3,442

Operating income	$75,033	$62,627	$(19,355)	118,305

Interest expense				(5,977)
Other income, net				534

Income before income taxes				$112,862

INDEX

Segment information (continued):

	For the Nine Months Ended September 27, 2014
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$1,093,060	$743,322	$(9,497)	$1,826,885

Cost of goods sold	934,208	650,020	(9,398)	1,574,830
Depreciation and amortization	14,803	9,123	1,725	25,651
Selling, general, and administrative expense	66,023	15,700	18,789	100,512
Gain on sale of assets	(1,417)	—	—	(1,417)
Severance	3,072	—	—	3,072

Operating income	$76,371	$68,479	$(20,613)	124,237

Interest expense				(3,913)
Other income, net				440

Income before income taxes				$120,764

Note 5 –Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Pension benefits:
Service cost	$250	$199	$750	$596
Interest cost	2,041	2,064	6,122	6,191
Expected return on plan assets	(2,654)	(3,202)	(7,963)	(9,604)
Amortization of prior service cost	—	1	—	1
Amortization of net loss	685	188	2,055	565

Net periodic benefit (income) cost	$322	$(750)	$964	$(2,251)

Other benefits:
Service cost	$90	$88	$270	$264
Interest cost	193	181	579	544
Amortization of prior service cost (credit)	2	—	5	(1)
Amortization of net gain	(7)	(55)	(20)	(164)

Net periodic benefit cost	$278	$214	$834	$643

Note 6 – Income Taxes

The Company's effective tax rate for the third quarter of 2015 was 20 percent compared with 33 percent for the same period last year.  The difference between the effective tax rate and the amount computed using the U.S. federal statutory tax rate for the third quarter of 2015 was primarily attributable to reductions to the Company's deferred tax liabilities of $4.2 million resulting from the acquisition of a foreign subsidiary and the U.S. production activities deduction of $0.8 million.

INDEX

The Company's effective tax rate for the first nine months of 2015 was 32 percent compared with 30 percent for the same period last year.  The difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate for the first nine months of 2015 was primarily attributable to a reduction to the Company's deferred tax liabilities of $4.2 million resulting from the acquisition of a foreign subsidiary and the U.S. production activities deduction of $3.0 million.  These items were partially offset by state income taxes of $2.1 million.

For the third quarter of 2014, the difference between the effective tax rate and the amount computed using the U.S. federal statutory tax rate was primarily related to the reduction for the U.S. production activities deduction of $1.0 million, which was partially offset by the provision for state income taxes, net of the federal benefit, of $0.3 million.

For the first nine months of 2014, the difference between the effective tax rate and the amount computed using the U.S. federal statutory tax rate was attributable to reductions for the U.S. production activities deduction of $3.5 million, decreases in valuation allowances of $5.7 million and the effect of foreign tax rates lower than statutory tax rates and other foreign adjustments of $0.5 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $2.8 million.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions.  The statute of limitations is open for the Company's federal tax return and most state income tax returns for 2012 and all subsequent years and is open for certain state and foreign returns for earlier tax years due to ongoing audits and differing statute periods.  The Internal Revenue Service has audited the 2012 federal income tax return, the results of which were immaterial to the Company's financial position, results of operations, and cash flows.  The Internal Revenue Service is currently auditing the 2013 federal tax return.  While the Company believes that it is adequately reserved for possible future audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

Note 7 – Derivative Instruments and Hedging Activities

The Company's earnings and cash flows are subject to fluctuations due to changes in commodity prices, foreign currency exchange rates, and interest rates. The Company uses derivative instruments such as commodity futures contracts, foreign currency forward contracts, and interest rate swaps to manage these exposures.

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

The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the designated derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flow or fair values of hedged items.  When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable of occurring, hedge accounting is discontinued prospectively in accordance with the derecognition criteria for hedge accounting.

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

At September 26, 2015, the Company held open futures contracts to purchase approximately $22.7 million of copper over the next 12 months related to fixed price sales orders.  The fair value of those futures contracts was a $1.8 million net loss position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820, Fair Value Measurements and Disclosures (ASC 820)). In the next twelve months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges. At September 26, 2015, this amount was approximately $1.3 million of deferred net losses, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At September 26, 2015, the Company held open futures contracts to sell approximately $9.8 million of copper over the next six months related to copper inventory. The fair value of those futures contracts was a $508 thousand net gain position, which was determined by obtaining quoted market prices (Level 1 hierarchy as defined by ASC 820).

Interest Rate Swap

On February 20, 2013, the Company entered into a two-year forward-starting interest rate swap agreement with an effective date of January 12, 2015, and an underlying notional amount of $200.0 million, pursuant to which the Company receives variable interest payments based on one-month LIBOR and pays fixed interest at a rate of 1.4 percent.   The interest rate swap will mature on December 11, 2017, and is structured to offset the interest rate risk associated with the Company's floating-rate, LIBOR-based Term Loan Facility Agreement.  Based on the Company's current variable premium pricing on its Term Loan Facility, the all-in fixed rate on the effective date is 2.7 percent.  The swap was designated and accounted for as a cash flow hedge from inception.

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at the current market interest rate using observable benchmarks for LIBOR forward rates at the end of the period (Level 2 hierarchy as defined by ASC 820).  Interest payable and receivable under the swap agreement is accrued and recorded as an adjustment to interest expense.  The fair value of the interest rate swap was a $2.8 million net loss position at September 26, 2015, and there was $1.8 million of deferred net losses, net of tax, included in AOCI that are expected to be reclassified into interest expense over the term of the hedged item.

Derivative assets and liabilities are presented in our Condensed Consolidated Balance Sheets on a net basis by counterparty. The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

INDEX

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	Sept. 26, 2015	Dec. 27, 2014	Balance Sheet Location	Sept. 26, 2015	Dec. 27, 2014
Hedging instrument:
Commodity contracts - gains	Other current assets	$511	$99	Other current liabilities	$61	$15
Commodity contracts - losses	Other current assets	—	(4)	Other current liabilities	(1,912)	(832)
Foreign currency contracts	Other current assets	—	—	Other current liabilities	(23)	(81)
Interest rate swap	Other assets	—	—	Other liabilities	(2,817)	(927)

Total derivatives (1)		$511	$95		$(4,691)	$(1,825)

(1) Does not include the impact of cash collateral received from or provided to counterparties.

The following tables summarize the effects of derivative instruments on our Condensed Consolidated Statements of Income:

		Three Months Ended		Nine Months Ended
(In thousands)	Location	Sept. 26, 2015	Sept. 27, 2014	Sept. 26, 2015	Sept. 27, 2014
Fair value hedges:
Gain on commodity contracts (qualifying)	Cost of goods sold	$1,831	$1,100	$3,300	$7,371
Loss on hedged item - Inventory	Cost of goods sold	(1,943)	(922)	(3,593)	(6,702)

		Three Months Ended		Nine Months Ended
(In thousands)	Location	Sept. 26, 2015	Sept. 27, 2014	Sept. 26, 2015	Sept. 27, 2014
Undesignated derivatives:
Gain on commodity contracts (nonqualifying)	Cost of goods sold	$1,143	$—	$2,422	$1,466

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	Three Months Ended September 26, 2015
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	(Gain) Loss Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(2,046)	Cost of goods sold	$1,708
Foreign currency contracts	(7)	Depreciation expense	—
Interest rate swap	(632)	Interest expense	58

INDEX

Derivative information (continued):

	Three Months Ended September 27, 2014
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	(Gain) Loss Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(202)	Cost of goods sold	$(174)
Foreign currency contracts	(181)	Depreciation expense	(46)
Interest rate swap	430	Interest expense	—

	Nine Months Ended September 26, 2015
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(2,931)	Cost of goods sold	$2,198
Foreign currency contracts	(59)	Depreciation expense	—
Interest rate swap	(1,397)	Interest expense	189
Other	(16)	Other

	Nine Months Ended September 27, 2014
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(634)	Cost of goods sold	$285
Foreign currency contracts	(184)	Depreciation expense	(283)
Interest rate swap	(837)	Interest expense	—
Other	3	Other

The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts through September 26, 2015 was not material to the Condensed Consolidated Statements of Income.

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At September 26, 2015 and December 27, 2014, the Company had recorded restricted cash in other current assets of $1.7 million and $0.5 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

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

The following table provides changes in AOCI by component, net of taxes and noncontrolling interest (amounts in parentheses indicate debits to AOCI):

	For the Nine Months Ended September 26, 2015
(In thousands)	Cumulative Translation Adjustment	Unrealized (Losses)/Gains on Derivatives	Minimum Pension/OPEB Liability Adjustment	Unrealized Gains on Equity Investments	Total

Balance at December 27, 2014	$(7,076)	$(953)	$(35,164)	$270	$(42,923)

Other comprehensive (loss) income before reclassifications	(12,099)	(4,403)	510	(46)	(16,038)
Amounts reclassified from AOCI	—	2,387	1,490	—	3,877

Net current-period other comprehensive income	(12,099)	(2,016)	2,000	(46)	(12,161)

Balance at September 26, 2015	$(19,175)	$(2,969)	$(33,164)	$224	$(55,084)

INDEX

AOCI information (continued):

	For the Nine Months Ended September 27, 2014
(In thousands)	Cumulative Translation Adjustment	Unrealized (Losses)/Gains on Derivatives	Minimum Pension/OPEB Liability Adjustment	Unrealized Gains on Equity Investments	Total

Balance at December 28, 2013	$(462)	$1,546	$(12,158)	$255	$(10,819)

Other comprehensive (loss) income before reclassifications	(3,337)	(1,652)	143	7	(4,839)
Amounts reclassified from AOCI	—	2	347	—	349

Net current-period other comprehensive income	(3,337)	(1,650)	490	7	(4,490)

Balance at September 27, 2014	$(3,799)	$(104)	$(11,668)	$262	$(15,309)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Three Months Ended
(In thousands)	Sept. 26, 2015	Sept. 27, 2014	Affected line item

Unrealized losses/(gains) on derivatives:
Commodity contracts	$2,339	$(214)	Cost of goods sold
Foreign currency contracts	—	(71)	Depreciation expense
Interest rate swap	91	—	Interest expense
	(664)	65	Income tax (expense) benefit
	1,766	(220)	Net of tax
	—	—	Noncontrolling interest

	$1,766	$(220)	Net of tax and noncontrolling interest

Amortization of net loss and prior service cost on employee benefit plans	$680	$134	Selling, general, and administrative expense
	(188)	(19)	Income tax expense
	492	115	Net of tax
	—	—	Noncontrolling interest

	$492	$115	Net of tax and noncontrolling interest

INDEX

AOCI information (continued):

	Amount reclassified from AOCI
	For the Nine Months Ended
(In thousands)	Sept. 26, 2015	Sept. 27, 2014	Affected line item

Unrealized losses/(gains) on derivatives:
Commodity contracts	$2,990	$351	Cost of goods sold
Foreign currency contracts	—	(446)	Depreciation expense
Interest rate swap	295	—	Interest expense
	(898)	97	Income tax (expense) benefit
	2,387	2	Net of tax
	—	—	Noncontrolling interest

	$2,387	$2	Net of tax and noncontrolling interest

Amortization of net loss and prior service cost on employee benefit plans	$2,040	$401	Selling, general, and administrative expense
	(550)	(54)	Income tax expense
	1,490	347	Net of tax
	—	—	Noncontrolling interest

	$1,490	$347	Net of tax and noncontrolling interest

Note 9 – Acquisitions and Dispositions

Acquisitions

On October 18, 2013, the Company entered into a definitive agreement with KME Yorkshire Limited to acquire certain assets and assume certain liabilities of its copper tube business.  Yorkshire Copper Tube (Yorkshire) produces European standard copper distribution tubes.  This transaction received regulatory approval in the United Kingdom on February 11, 2014 and closed on February 28, 2014.  The purchase price was approximately $30.1 million, paid in cash.  The acquisition of Yorkshire complements the Company's existing copper tube businesses in the Plumbing & Refrigeration segment.  In 2012, Yorkshire had annual revenue of approximately $196.1 million.  During the third quarter of 2014, the purchase price allocation, including all fair value measurements, was finalized.  The fair value of the assets acquired totaled $20.7 million, consisting primarily of inventories of $17.6 million, property, plant, and equipment of $2.1 million, and other current assets of $1.0 million.  The fair value of the liabilities assumed totaled $15.6 million, consisting primarily of accounts payable and accrued expenses of $15.2 million and other current liabilities of $0.4 million.  Of the remaining purchase price, $8.1 million was allocated to tax-deductible goodwill and $16.9 million was allocated to other intangible assets.

The Company recognized approximately $3.4 million of severance costs related to the reorganization of Yorkshire during the first nine months of 2015, compared to $3.1 million in the first nine months of 2014.  The Company does not expect to incur further severance costs for the rationalization of the business.

INDEX

On March 30, 2015, the Company entered into a Stock Purchase Agreement with Turbotec Products, Inc. (Turbotec) providing for the purchase of all of the outstanding capital stock of Turbotec for approximately $14.2 million in cash, net of working capital adjustments. Turbotec manufactures coaxial heat exchangers and twisted tubes for the heating, ventilation, and air-conditioning (HVAC), geothermal, refrigeration, swimming pool heat pump, marine, ice machine, commercial boiler, and heat reclamation markets.  The acquisition of Turbotec complements the Company's existing refrigeration business, a component of the OEM segment.  For the twelve months ended March 31, 2015, Turbotec's net sales were approximately $21.8 million.  The fair value of the assets acquired totaled $14.4 million, consisting primarily of property, plant, and equipment of $9.1 million, inventories of $3.2 million, accounts receivable of $1.9 million, other current assets of $0.1 million, and other assets of $0.1 million.  The fair value of the liabilities assumed totaled $2.0 million, consisting primarily of accounts payable of $1.6 million and accrued expenses of $0.4 million.  Of the remaining purchase price, $2.1 million was allocated to non-tax-deductible goodwill, $0.9 million was allocated to other intangible assets, and $1.2 million was allocated to deferred tax liabilities.  The allocation of the purchase price to long-lived assets is provisional as of September 26, 2015 and subject to change upon completion of the final valuation of the assets.  The results of operations for Turbotec have been included in the accompanying Condensed Consolidated Financial Statements from the acquisition date.

On June 18, 2015, the Company entered into a Membership Interest Purchase Agreement with Sherwood Valve Products, LLC (Sherwood) providing for the purchase of all of the outstanding equity interests of Sherwood for $21.8 million in cash, net of working capital adjustments.  Sherwood manufactures valves and fluid control solutions for the HVAC, refrigeration, and compressed gas markets.  The acquisition of Sherwood complements the Company's existing refrigeration business, a component of the OEM segment.  In 2014, Sherwood had net sales of approximately $49.1 million.  The fair value of the assets acquired totaled $28.9 million, consisting primarily of inventories of $11.9 million, property, plant, and equipment of $10.3 million, accounts receivable of $6.5 million, and other current assets of $0.2 million.  The fair value of the liabilities assumed totaled $7.1 million, consisting primarily of accounts payable of $6.0 million, accrued wages of $0.5 million, other current liabilities of $0.5 million, and other noncurrent liabilities of $0.1 million.  The allocation of the purchase price to long-lived assets is provisional as of September 26, 2015 and subject to change upon completion of the final valuation of the assets.  The results of operations for Sherwood have been included in the accompanying Condensed Consolidated Financial Statements from the acquisition date.

On July 31, 2015, the Company entered into a Share Purchase Agreement with Great Lakes Copper, Inc. providing for the purchase of all of the outstanding shares of Great Lakes Copper Ltd. (Great Lakes) for $71.5 million in cash, subject to post-closing working capital adjustments.  The acquisition of Great Lakes complements the Company's existing copper tube businesses in the Plumbing & Refrigeration segment.  For the twelve months ended June 30, 2015, Great Lakes' net sales were approximately $260.5 million.  The fair value of the assets acquired totaled $49.9 million, consisting primarily of accounts receivable of $26.0 million, inventories of $14.3 million, property, plant, and equipment of $9.5 million, and other current assets of $0.1 million.  The fair value of the liabilities assumed totaled $40.3 million, consisting primarily of accounts payable of $34.4 million, other postretirement benefits of $5.7 million, and other current liabilities of $0.2 million.  Of the remaining purchase price, $61.9 million was allocated to tax-deductible and non-tax-deductible goodwill.  The allocation of the purchase price to long-lived assets and review of working capital is provisional as of September 26, 2015 and subject to change upon completion of the final valuation of the assets.  The results of operations for Great Lakes have been included in the accompanying Condensed Consolidated Financial Statements from the acquisition date.

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

The net book value of the assets disposed was $2.3 million.  For goodwill testing purposes, these assets were part of the SPD reporting unit which is a component of the Company's Plumbing & Refrigeration segment.  Because these assets met the definition of a business in accordance with ASC 805, Business Combinations, $2.4 million of the SPD reporting unit's goodwill balance was allocated to the disposal group.  The amount of goodwill allocated was based on the relative fair values of the asset group which was disposed and the portion of the SPD reporting unit which was retained.

INDEX

Note 10 – Equity Method Investment

During the third quarter of 2015, the Company entered into a joint venture agreement with affiliates of Atlas Holdings LLC to form MA Industrial JV LLC (Joint Venture), which simultaneously entered into a definitive merger agreement with MA Industrial Sub, Inc. and Tecumseh Products Company (Tecumseh) to commence a cash tender offer to acquire all of the outstanding shares of Tecumseh.  On September 21, 2015, the tender offer and back-end merger was completed and Mueller contributed $65.9 million for a 50 percent ownership interest in the Joint Venture.  Tecumseh is a global manufacturer of compressors and related products.  The Company accounts for this investment using the equity method of accounting.

Note 11 – Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09).  The ASU will supersede virtually all existing revenue recognition guidance under U.S. GAAP and will be effective for annual reporting periods beginning after December 15, 2017.  The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided.  The new guidance establishes a five-step approach for the recognition of revenue.  The Company is in the process of evaluating the impact of ASU 2014-09 on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Topic 835-30) (ASU 2015-03).  The ASU simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as a separate asset.  In circumstances in which there is not an associated debt liability amount recorded in the financial statements when the debt issuance costs are incurred, they will be reported on the balance sheet as an asset until the debt liability is recorded.  The guidance is effective for public business entities in interim and fiscal periods beginning after December 15, 2015.  Retrospective application is required, and early adoption is permitted.  The Company is in the process of evaluating the impact of ASU 2015-11 on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-04, Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employers' Defined Benefit Obligation and Plan Assets (ASU 2015-04).  The ASU allows employers with fiscal year-ends that do not coincide with a calendar month-end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year-ends.  The new guidance is effective for public business entities in interim and fiscal periods beginning after December 15, 2015.  Prospective application is required, and early adoption is permitted.  The Company will continue to measure its defined benefit plan assets and obligation at fiscal year-end and will not elect to change the measurement date to a calendar month-end.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory (ASU 2015-11).  The ASU simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value.  It does not impact existing impairment models to inventories that are accounted for using LIFO.  The guidance is effective for public business entities in interim and fiscal periods beginning after December 15, 2016.  Early adoption is permitted.  The Company is in the process of evaluating the impact of ASU 2015-11 on its Consolidated Financial Statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

We are a leading manufacturer of copper, brass, aluminum, and plastic products.  The range of these products is broad:  copper tube and fittings; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic fittings and valves; refrigeration valves and fittings; fabricated tubular products; and steel nipples.  We also resell imported brass and plastic plumbing valves, malleable iron fittings, faucets and plumbing specialty products.  Our operations are located throughout the United States and in Canada, Mexico, Great Britain, and China.

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

•
OEM:  The OEM segment is composed of IPD, EPD, and Mueller-Xingrong, the Company's Chinese joint venture.  The OEM segment manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies.  Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications; these products are sold primarily to OEMs located in China.  The OEM segment sells its products primarily to original equipment manufacturers, many of which are in the HVAC, plumbing, refrigeration, and industrial markets.

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

Residential construction activity has shown improvement in recent years, but remains at levels below long-term historical averages.  Continued improvement is expected, but may be tempered by continuing low labor participation rates, the pace of household formations, higher interest rates, and tighter lending standards.  Per the U.S. Census Bureau, the September 2015 seasonally adjusted annual rate of new housing starts was 1.2 million compared with the September 2014 rate of 1.0 million.  While mortgage rates have risen in 2015 and 2014, they remain at historically low levels, as the average 30-year fixed mortgage rate was 3.83 percent for the first nine months of 2015 and 4.17 percent for the twelve months ended December 2014.

The private non-residential construction sector, which includes offices, industrial, health care, and retail projects, began showing improvement in 2015 and 2014 from declines in previous years.  Per the U.S. Census Bureau, the actual (not seasonally adjusted) value of private nonresidential construction put in place was $347.7 billion in 2014 compared to $312.3 billion in 2013.  The seasonally adjusted annual value of private nonresidential value of construction put in place was $404.7 billion in August 2015 compared to the December 2014 rate of $352.7 billion and the August 2014 rate of $346.3 billion.  We expect that most of these conditions will continue to improve.

Profitability of certain of our product lines depends upon the "spreads" between the costs of raw materials and the selling prices of our products.  The open market prices for copper cathode and scrap, for example, influence the selling price of copper tube, a principal product manufactured by the Company.  We attempt to minimize the effects on profitability from fluctuations in material costs by passing through these costs to our customers.  Our earnings and cash flow are dependent upon these spreads that fluctuate based upon market conditions.

Earnings and profitability are also impacted by unit volumes that are subject to market trends, such as substitute products, imports, technologies, and market share.  In core product lines, we intensively manage our pricing structure while attempting to maximize its profitability.  From time-to-time, this practice results in lost sales opportunities and lower volume.  For plumbing systems, plastics are the primary substitute product; these products represent an increasing share of consumption.  U.S. consumption of copper tube is still predominantly supplied by U.S. manufacturers.  For certain air-conditioning and refrigeration applications, aluminum-based systems are the primary substitution threat.  We cannot predict the acceptance or the rate of switching that may occur.  In recent years, brass rod consumption in the U.S. has declined due to the outsourcing of many manufactured products from offshore regions.

INDEX

Results of Operations

Consolidated Results

The following table compares summary operating results for the third quarter of 2015 and 2014:

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
(In thousands)	Sept. 26, 2015	Sept. 27, 2014	2015 vs. 2014	Sept. 26, 2015	Sept. 27, 2014	2015 vs. 2014

Net sales	$535,184	$602,820	(11.2)%	$1,628,019	$1,826,885	(10.9)%
Operating income	27,027	37,726	(28.4)	118,305	124,237	(4.8)
Net income	17,800	23,823	(25.3)	73,429	83,574	(12.1)

The following are components of changes in net sales compared to the prior year:

	Quarter-to-Date	Year-to-Date
	2015 vs. 2014	2015 vs. 2014
Net selling price in core product lines	(10.5)%	(8.3)%
Unit sales volume in core product lines	(7.0)	(3.2)
Acquisitions & new products	9.9	3.8
Dispositions	(2.9)	(2.8)
Other	(0.7)	(0.4)

	(11.2)%	(10.9)%

The decrease in net sales during the third quarter of 2015 was primarily due to (i) lower net selling prices of $63.3 million in our core product lines, primarily copper tube and brass rod, (ii) lower unit sales volume of $42.2 million, primarily  in our OEM segment, and (iii) the absence of sales of $15.7 million recorded by Primaflow, a business we sold during November 2014.  These decreases were offset by $40.4 million of sales recorded by Great Lakes Copper, Ltd. (Great Lakes), acquired in July 2015, $11.2 million of sales recorded by Sherwood Valve Products, LLC (Sherwood), acquired in June 2015, and $5.6 million of sales recorded by Turbotec Products, Inc. (Turbotec), acquired in March 2015.

The decrease in net sales during the first nine months of 2015 was primarily due to (i) lower net selling prices of $150.9 million in our core product lines, primarily copper tube and brass rod, (ii) lower unit sales volume of $57.8 million in our core product lines, and (iii) the absence of sales of $46.7 million recorded by Primaflow, a business we sold during November 2014.  These decreases were offset by $40.4 million of sales recorded by Great Lakes, $11.2 million of sales recorded by Sherwood, and $11.3 million of sales recorded by Turbotec.

INDEX

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the third quarter of 2015 and 2014:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 26, 2015	Sept. 27, 2014	Sept. 26, 2015	Sept. 27, 2014

Cost of goods sold	$467,167	$521,278	$1,398,366	$1,574,830
Depreciation and amortization	8,749	8,952	24,790	25,651
Selling, general and administrative expense	32,241	34,004	98,492	100,512
Gain on sale of assets	—	—	(15,376)	(1,417)
Severance	—	860	3,442	3,072

	$508,157	$565,094	$1,509,714	$1,702,648

	Three Months Ended		Nine Months Ended
	Sept. 26, 2015	Sept. 27, 2014	Sept. 26, 2015	Sept. 27, 2014

Cost of goods sold	87.3%	86.5%	85.9%	86.2%
Depreciation and amortization	1.6	1.5	1.5	1.4
Selling, general and administrative expense	6.0	5.6	6.0	5.5
Gain on sale of assets	—	—	(0.9)	(0.1)
Severance	—	0.1	0.2	0.2

	94.9%	93.7%	92.7%	93.2%

Q3 2015 compared to Q3 2014

The decrease in cost of goods sold during the third quarter of 2015 was primarily due to the decrease in the average cost of copper, our principal raw material, and the decrease in sales volume.  Depreciation and amortization for the third quarter of 2015 was consistent with the expense recorded for the third quarter of 2014.  Selling, general, and administrative expenses decreased slightly for the third quarter of 2015, primarily due to (i) lower employment costs, including incentive compensation, of $2.3 million, (ii) a decrease of $2.8 million in selling, general, and administrative expenses related to the sale of Primaflow, (iii) a decrease of $0.7 million in bad debt expense, and (iv) a decrease of $0.4 million in environmental expense.  These decreases were offset by (i) selling, general, and administrative expenses of $2.4 million associated with businesses acquired during 2015, (ii) higher net periodic pension costs of $1.2 million, and (iii) increased legal and professional fees of $1.1 million related to the acquired businesses and consultation for the upgrade of our ERP system.  The third quarter of 2014 included $0.9 million of severance charges related to the rationalization of Yorkshire in the third quarter of 2015.

INDEX

Interest expense and other income, net, for the third quarter of 2015 were consistent with the third quarter of 2014.

Our effective tax rate for the third quarter of 2015 was 20 percent compared with 33 percent for the same period last year.  The difference between the effective tax rate and the amount computed using the U.S. federal statutory tax rate for the third quarter of 2015 was primarily attributable to reductions to our deferred tax liabilities of $4.2 million resulting from the acquisition of a foreign subsidiary and the U.S. production activities deduction of $0.8 million.

For the third quarter of 2014, the difference between the effective tax rate and the amount computed using the U.S. federal statutory tax rate was primarily related to the reduction for the U.S. production activities deduction of $1.0 million, which was partially offset by the provision for state income taxes, net of the federal benefit, of $0.3 million.

During the third quarter of 2015, we entered into a joint venture agreement with affiliates of Atlas Holdings LLC to form MA Industrial JV LLC (Joint Venture), which simultaneously entered into a definitive merger agreement with MA Industrial Sub, Inc. and Tecumseh Products Company (Tecumseh) to commence a cash tender offer to acquire all of the outstanding shares of Tecumseh.  We contributed $65.9 million for a 50 percent ownership interest in the Joint Venture.  We account for this investment using the equity method of accounting. For the third quarter of 2015, we recognized $2.2 million of losses on this investment related to transaction costs.

Q3 2015 YTD compared to Q3 2014 YTD

The decrease in cost of goods sold during the first nine months of 2015 was primarily due to the decrease in the average cost of copper and the decrease in sales volume.  In addition, during the first nine months of 2014 we recognized a decrease in accruals related to import duties of $3.1 million that positively impacted cost of goods sold.  Depreciation and amortization for the first nine months of 2015 was consistent with the expense recorded for the first nine months of 2014.Selling, general, and administrative expenses decreased slightly for the first nine months of 2015, primarily due to (i) lower employment costs, including incentive compensation, of $4.0 million and (ii) a decrease of $8.3 million in selling, general, and administrative expenses related to the sale of Primaflow.  These decreases were offset by (i) selling, general, and administrative expenses of $3.0 million associated with businesses acquired during 2015, (ii) higher net periodic pension costs of $3.1 million, and  (iii) increased legal and professional fees of $2.5 million related to the acquired businesses and consultation for the upgrade of our ERP system.  In addition, there was $1.5 million of equipment relocation costs and fixed asset impairment charges related to the rationalization of Yorkshire in the first nine months of 2015.  Lastly, during the first nine months of 2014, there was a reduction in accruals related to legal matters of $0.5 million.

During the first nine months of 2015, our operating results were positively impacted by a net gain of $15.4 million recorded on the sale of certain assets. This was offset by $3.4 million of severance charges related to the rationalization of Yorkshire.

Our operating income in the first nine months of 2014 was positively impacted by a $1.4 million gain recorded on the sale of the land and building in Portage, Michigan.  The first nine months of 2014 also included $3.1 million of severance charges related to the rationalization of Yorkshire.

Interest expense increased in the first nine months of 2015 primarily as a result of (i) additional costs of $1.7 million due to the terms of our interest rate swap agreements that became effective in January 2015, and (ii) increased borrowing costs of $0.4 million at Mueller-Xingrong to fund working capital.  Other income, net, for the first nine months of 2015 was consistent with the first nine months of 2014.

Our effective tax rate for the first nine months of 2015 was 32 percent compared with 30 percent for the same period last year.  The difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate in the first nine months of 2015 was primarily attributable to a reduction to our deferred tax liabilities of $4.2 million resulting from the acquisition of a foreign subsidiary and the U.S. production activities deduction of $3.0 million.  These items were partially offset by state income taxes of $2.1 million.

INDEX

For the first nine months of 2014, the difference between the effective tax rate and the amount computed using the U.S. federal statutory tax rate was attributable to reductions for the U.S. production activities deduction of $3.5 million, decreases in valuation allowances of $5.7 million and the effect of foreign tax rates lower than statutory tax rates and other foreign adjustments of $0.5 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $2.8 million.

During the third quarter of 2015, we entered into a Joint Venture which simultaneously entered into a definitive merger agreement with MA Industrial Sub, Inc. and Tecumseh to commence a cash tender offer to acquire all of the outstanding shares of Tecumseh.  We contributed $65.9 million for a 50 percent ownership interest in the Joint Venture.  We account for this investment using the equity method of accounting. For the first nine months of 2015, we recognized $2.2 million of losses on this investment related to transaction costs.

Plumbing & Refrigeration Segment

The following table compares summary operating results for the third quarter of 2015 and 2014 for the businesses comprising our Plumbing & Refrigeration segment:

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
(In thousands)	Sept. 26, 2015	Sept. 27, 2014	2015 vs. 2014	Sept. 26, 2015	Sept. 27, 2014	2015 vs. 2014

Net sales	$325,022	$357,843	(9.2)%	$957,375	$1,093,060	(12.4)%
Operating income	19,559	20,156	(3.0)	75,033	76,371	(1.8)

The following are components of changes in net sales compared to the prior year:

	Quarter-to-Date	Year-to-Date
	2015 vs. 2014	2015 vs. 2014
Net selling price in core product lines	(11.9)%	(9.2)%
Unit sales volume in core product lines	(3.5)	(2.0)
Acquisitions & new products	9.9	3.7
Dispositions	(2.9)	(4.7)
Other	(0.8)	(0.2)

	(9.2)%	(12.4)%

The decrease in net sales during the third quarter of 2015 was primarily due to (i) lower net selling prices of $42.2 million in the segment's core product lines, primarily copper tube, (ii) lower unit sales volume of $12.6 million in the segment's core product lines, and (iii) the absence of sales of $15.7 million recorded by Primaflow.  These decreases were offset by $40.4 million of sales recorded by Great Lakes.

The decrease in net sales during the first nine months of 2015 was primarily due to (i) lower net selling prices of $99.3 million in the segment's core product lines, primarily copper tube, (ii) the absence of sales of $46.7 million recorded by Primaflow, and (iii) lower unit sales volume of $21.6 million in the segment's core product lines.  These decreases were offset by $40.4 million of sales recorded by Great Lakes.

INDEX

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the third quarter of 2015 and 2014:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 26, 2015	Sept. 27, 2014	Sept. 26, 2015	Sept. 27, 2014

Cost of goods sold	$280,891	$308,927	$819,591	$934,208
Depreciation and amortization	4,468	5,287	13,568	14,803
Selling, general and administrative expense	20,104	22,613	61,117	66,023
Gain on sale of assets	—	—	(15,376)	(1,417)
Severance	—	860	3,442	3,072

	$305,463	$337,687	$882,342	$1,016,689

	Three Months Ended		Nine Months Ended
	Sept. 26, 2015	Sept. 27, 2014	Sept. 26, 2015	Sept. 27, 2014

Cost of goods sold	86.4%	86.3%	85.6%	85.5%
Depreciation and amortization	1.4	1.5	1.4	1.4
Selling, general and administrative expense	6.2	6.3	6.4	6.0
Gain on sale of assets	—	—	(1.6)	(0.1)
Severance	—	0.3	0.4	0.2

	94.0%	94.4%	92.2%	93.0%

Q3 2015 compared to Q3 2014

The decrease in cost of goods sold during the third quarter of 2015 was primarily due to the decrease in the average cost of copper and the decrease in sales volume.  Depreciation and amortization for the third quarter of 2015 was consistent with the expense recorded for the third quarter of 2014.  Selling, general, and administrative expenses decreased slightly for the third quarter of 2015, primarily due to (i) a decrease of $2.8 million in selling, general, and administrative expenses related to the sale of Primaflow and (ii) lower employment costs, including incentive compensation, of $1.3 million.  These decreases were offset by (i) selling, general, and administrative expenses of $1.1 million associated with Great Lakes and (ii) increased professional fees of $0.8 million related to consultation for the upgrade of our ERP system.  The third quarter of 2014 included $0.9 million of severance charges related to the rationalization of Yorkshire.

Q3 2015 YTD compared to Q3 2014 YTD

The decrease in cost of goods sold during the first nine months of 2015 was primarily due to the decrease in the average cost of copper and the decrease in sales volume.  In addition, during the first nine months of 2014 we recognized a decrease in accruals related to import duties of $3.1 million that positively impacted cost of goods sold.  Depreciation and amortization for the first nine months of 2015 was consistent with the expense recorded for the first nine months of 2014.Selling, general, and administrative expenses decreased slightly for the first nine months of 2015, primarily due to (i) a decrease of $8.3 million in selling, general, and administrative expenses related to the sale of Primaflow and (ii) lower employment costs, including incentive compensation, of $1.7 million.  These decreases were offset by (i) selling, general, and administrative expenses of $1.1 million associated with Great Lakes, (ii) increased professional fees of $1.0 million related to consultation for the upgrade of our ERP system, and (iii) higher net periodic pension costs of $0.7 million.  In addition, there was $1.5 million of equipment relocation costs and fixed asset impairment charges related to the rationalization of Yorkshire.  Lastly, during the first nine months of 2014, there was a reduction in accruals related to legal matters of $0.5 million.

During the first nine months of 2015, the segment's operating results were positively impacted by a net gain of $15.4 million recorded on the sale of certain assets. This was offset by $3.4 million of severance charges related to the rationalization of Yorkshire.

INDEX

The segment's operating income in the first nine months of 2014 was positively impacted by a $1.4 million gain recorded on the sale of the land and building in Portage, Michigan.  The first nine of 2014 also included $3.1 million of severance charges related to the rationalization of Yorkshire.

OEM Segment

The following table compares summary operating results for the third quarter of 2015 and 2014 for the businesses comprising our OEM segment:

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
(In thousands)	Sept. 26, 2015	Sept. 27, 2014	2015 vs. 2014	Sept. 26, 2015	Sept. 27, 2014	2015 vs. 2014

Net sales	$212,596	$247,883	(14.2)%	$678,293	$743,322	(8.7)%
Operating income	13,278	23,977	(44.6)	62,627	68,479	(8.5)

The following are components of changes in net sales compared to the prior year:

	Quarter-to-Date	Year-to-Date
	2015 vs. 2014	2015 vs. 2014
Net selling price in core product lines	(8.5)%	(6.9)%
Unit sales volume in core product lines	(12.0)	(4.9)
Acquisitions & new products	7.8	4.0
Other	(1.5)	(0.9)

	(14.2)%	(8.7)%

The decrease in net sales during the third quarter of 2015 was primarily due to (i) lower unit sales volume of $27.2 million in the segment's core product lines, primarily brass rod and commercial tube, and (ii) lower net selling prices of $21.1 million in the segment's core product lines.  These decreases were offset by $11.2 million of sales recorded by Sherwood and $5.6 million of sales recorded by Turbotec.

The decrease in net sales during the first nine months of 2015 was primarily due to (i) lower net selling prices of $51.5 million in the segment's core product lines, primarily brass rod and commercial tube, and (ii) lower unit sales volume of $29.1 million in the segment's core product lines.  These decreases were offset by $11.3 million of sales recorded by Turbotec and $11.2 million of sales recorded by Sherwood.

INDEX

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the third quarter of 2015 and 2014:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 26, 2015	Sept. 27, 2014	Sept. 26, 2015	Sept. 27, 2014

Cost of goods sold	$188,665	$215,225	$586,305	$650,020
Depreciation and amortization	3,839	3,148	9,827	9,123
Selling, general and administrative expense	6,814	5,533	19,534	15,700

	$199,318	$223,906	$615,666	$674,843

	Three Months Ended		Nine Months Ended
	Sept. 26, 2015	Sept. 27, 2014	Sept. 26, 2015	Sept. 27, 2014

Cost of goods sold	88.7%	86.8%	86.4%	87.4%
Depreciation and amortization	1.8	1.3	1.4	1.2
Selling, general and administrative expense	3.3	2.2	3.0	2.2

	93.8%	90.3%	90.8%	90.8%

Q3 2015 compared to Q3 2014

The decrease in cost of goods sold during the third quarter of 2015 was primarily due to the decrease in sales volume and the decrease in the average cost of copper.  Depreciation and amortization for the third quarter of 2015 was consistent with the expense recorded for the third quarter of 2014.  Selling, general, and administrative expenses increased for the third quarter of 2015, primarily due to (i) selling, general, and administrative expenses of $1.3 million associated with Sherwood and Turbotec and (ii) higher net periodic pension costs of $0.9 million.  These increases were offset by a decrease of $0.5 million in bad debt expense.

Q3 2015 YTD compared to Q3 2014 YTD

The decrease in cost of goods sold during the first nine months of 2015 was primarily due to the decrease in the average cost of copper and the decrease in sales volume.  Depreciation and amortization for the first nine months of 2015 was consistent with the expense recorded for the first nine months of 2014.Selling, general, and administrative expenses increased slightly for the first nine months of 2015, primarily due to higher net periodic pension costs of $2.4 million as well as additional selling, general, and administrative expenses of $1.9 million for Sherwood and Turbotec.

INDEX

Liquidity and Capital Resources

The following table presents selected financial information for the first nine months of 2015 and 2014:

(In thousands)	2015	2014

Cash and cash equivalents	$220,745	$259,858
Property, plant, and equipment, net	270,655	246,169
Total debt	218,256	242,707
Working capital, net of cash and current debt	388,969	468,204

Cash provided by operating activities	95,468	4,204
Cash used in investing activities	(188,464)	(51,116)
Cash used in financing activities	(34,781)	(4,684)

Management believes that cash provided by operations, funds available under the credit agreement, and cash on hand of $220.7 million will be adequate to meet the Company's normal future capital expenditure and operational needs.  Our current ratio (current assets divided by current liabilities) was 3.6 to 1 as of September 26, 2015.

We have significant environmental remediation obligations expected to occur over future years.  Cash used for environmental remediation activities was approximately $0.9 million during the first nine months of 2015.  We expect to spend approximately $0.2 million for the remainder of 2015 for ongoing environmental remediation activities.  The timing of a potential payment for a $9.5 million settlement offer related to the Southeast Kansas Sites has not yet been determined.

The Company declared and paid a quarterly cash dividend of 7.5 cents per common share in the first, second, and third quarters of 2015 and 2014.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

On March 30, 2015, we entered into a Stock Purchase Agreement with Turbotec providing for the purchase of all of the outstanding capital stock of Turbotec for approximately $14.2 million in cash, net of working capital adjustments.

On June 18, 2015, we entered into a Membership Interest Purchase Agreement with Sherwood providing for the purchase of all of the outstanding equity interests of Sherwood for $21.8 million in cash, net of working capital adjustments.

On July 31, 2015, we entered into a Share Purchase Agreement with Great Lakes Copper Inc. providing for the purchase of all of the outstanding shares of Great Lakes Copper Ltd. for $71.5 million in cash, subject to post- closing working capital adjustments.

On September 21, 2015, we contributed $65.9 million for a 50 percent ownership in the Joint Venture that acquired Tecumseh.

Cash Provided by Operating Activities

During the nine months ended September 26, 2015, cash provided by operating activities was primarily attributable to consolidated net income of $74.3 million, a decrease in inventories of $29.9 million, and depreciation and amortization of $25.1 million. These cash increases were partially offset by decreased current liabilities of $27.6 million and the $14.9 million gain on the sale of certain assets.  These fluctuations are primarily due to a net decrease in working capital needs.

INDEX

During the nine months ended September 27, 2014, cash provided by operating activities was primarily attributable to consolidated net income of $84.5 million and depreciation and amortization of $25.9 million.  These cash increases were offset by increased receivables of $62.9 million, an increase in other assets of $15.3 million, an increase in inventories of $14.9 million, and a decrease in current liabilities of $8.7 million.  These changes are primarily due to increased sales volume in certain businesses and additional working capital needs of acquired businesses.

Cash Used in Investing Activities

The major components of net cash used in investing activities in the first nine months of 2015 included $107.4 million for the acquisition of Turbotec, Sherwood, and Great Lakes, $65.9 million for our investment in the Joint Venture, and capital expenditures of $22.5 million. These cash decreases were offset by $5.5 million in proceeds from the sale of certain assets and net withdrawals from restricted cash balances of $1.8 million.

The major components of net cash used in investing activities in the first nine months of 2014 included $30.1 million for the acquisition of Yorkshire and capital expenditures of $28.4 million, offset by $4.9 million from the sale of properties and net withdrawals from restricted cash balances of $2.5 million.

Cash Used in Financing Activities

For the first nine months of 2015, net cash used in financing activities consisted primarily of $21.6 million used for the repayment of debt by Mueller-Xingrong and $12.7 million used for payment of regular quarterly dividends to stockholders of the Company.

For the first nine months of 2014, net cash used in financing activities consisted primarily of $12.6 million for payment of regular quarterly dividends to stockholders of the Company and $3.2 million for repayment of debt by Mueller-Xingrong, partially offset by $12.0 million received from the issuance of debt by Mueller Europe.

Debt

The Company's credit agreement provides for an unsecured $200.0 million revolving credit facility (the Revolving Credit Facility) and a $200.0 million Term Loan Facility, both maturing on December 11, 2017.  The Revolving Credit Facility backed approximately $8.8 million in letters of credit at the end of the quarter.

On February 2, 2015, Mueller-Xingrong entered into a new secured revolving credit agreement with a total borrowing capacity of RMB 230 million (or approximately $37.1 million).  In addition, Mueller-Xingrong occasionally finances working capital through various accounts receivable and bank draft discount arrangements.  Total borrowings at Mueller-Xingrong were $12.8 million as of September 26, 2015.

As of September 26, 2015, the Company's total debt was $218.3 million or 20.5 percent of its total capitalization.

Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of September 26, 2015, we were in compliance with all of our debt covenants.

Share Repurchase Program

The Company's Board of Directors has extended, until October 2016, its authorization to repurchase up to 20 million shares of the Company's common stock through open market transactions or through privately negotiated transactions.  We have no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 26, 2015, the Company has repurchased approximately 4.7 million shares under this authorization.

INDEX

Contractual Cash Obligations

There have been no significant changes in our contractual cash obligations reported at December 27, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in raw material and energy costs, interest rates, and foreign currency exchange rates.  To reduce such risks, we may periodically use financial instruments.  Hedging transactions are authorized and executed pursuant to policies and procedures.  Further, we do not buy or sell financial instruments for trading purposes.

Cost and Availability of Raw Materials and Energy

Copper and brass represent the largest component of the Company's variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond our control.  Significant increases in the cost of metal, to the extent not reflected in prices for the Company's finished products, or the lack of availability could materially and adversely affect our business, results of operations, and financial condition.

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At September 26, 2015, we held open futures contracts to purchase approximately $22.7 million of copper over the next 12 months related to fixed-price sales orders and to sell approximately $9.8 million of copper over the next six months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in stockholders' equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  At September 26, 2015, the Company held no open futures contracts to purchase natural gas.

Interest Rates

At September 26, 2015, the Company had variable-rate debt outstanding of $218.3 million.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company's pretax earnings and cash flows.  The primary interest rate exposures on floating-rate debt are based on LIBOR and the base-lending rate published by the People's Bank of China.  There was no fixed rate debt outstanding as of September 26, 2015.

Included in the variable-rate debt outstanding is the Company's $200.0 million Term Loan Facility which bears interest based on LIBOR.  We have reduced our exposure to increases in LIBOR by entering into interest rate swap contracts. These contracts have been designated as cash flow hedges.  The fair value of these contracts have been recorded in the Condensed Consolidated Balance Sheets, and the related gains and losses on the contracts are deferred in stockholders' equity as a component of AOCI.  Deferred gains or losses on the contracts will be recognized in interest expense in the period in which the related interest payment being hedged is expensed.  The interest rate swap agreement had an effective date of January 12, 2015.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  The Company may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in stockholders' equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At September 26, 2015, the Company had open forward contracts with a financial institution to sell approximately 3.7 million euros, 2.2 million Swedish kronor, and 1.1 million Norwegian kroner through January 2016.  It also held open forward contracts to buy approximately 2.4 million euros through November 2016.

INDEX

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

Cautionary Statement Regarding Forward Looking Information

Statements in this Quarterly Report on Form 10-Q that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties.  These include economic and currency conditions, continued availability of raw materials and energy, market demand, pricing, competitive and technological factors, and the availability of financing, among others, as set forth in the Company's filings with the Securities and Exchange Commission (SEC).  The words "pro forma," "outlook," "estimate," "project," "intend," "expect," "believe," "target," "encourage," "anticipate," and similar expressions are intended to identify forward-looking statements.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  The Company has no obligation to publicly update or revise any forward-looking statements to reflect events after the date of this report.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of September 26, 2015.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 26, 2015, to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending September 26, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company's Board of Directors has extended, until October 2016, its authorization to repurchase up to 20 million shares of the Company's common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 26, 2015, the Company had repurchased approximately 4.7 million shares under this authorization.  Below is a summary of the Company's stock repurchases for the period ended September 26, 2015.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

					15,287,060	(1)

June 28 – July 25, 2015	1,400	(2)	$32.96	—

July 26 – August 22, 2015	39,565	(2)	32.12	—

August 23 – September 26, 2015	—		—	—

(1) Shares available to be purchased under the Company's 20 million share repurchase authorization until October 2016. The extension of the authorization was announced on October 21, 2015.

(2) Shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting.

INDEX

Item 6.  Exhibits

10.1	Share Purchase Agreement by and between Great Lakes Copper, Inc. and Mueller Copper Tube Products, Inc. dated July 31, 2015.

10.2	Agreement and Plan of Merger, dated as of August 5, 2015, by and among Tecumseh Products Company, MA Industrial JV LLC and MA Industrial Sub Inc. (Incorporated herein by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, dated August 7,2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema

Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
October 21, 2015	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
October 21, 2015	Anthony J. Steinriede
Date	Vice President – Corporate Controller

EXHIBIT INDEX

Exhibits	Description

10.1	Share Purchase Agreement among Great Lakes Copper, Inc. and Mueller Copper Tube Products, Inc. dated July 31, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema