Form 10-K
MUELLER INDUSTRIES INC
filed 2016-02-24
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2015	Commission file number 1–6770
MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)
Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (901) 753-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 Par Value	New York Stock Exchange

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was $1,997,772,278.

The number of shares of the Registrant's common stock outstanding as of February 19, 2016 was 57,158,608 excluding 23,024,396 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into this Report: Registrant's Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, scheduled to be mailed on or about March 24, 2016 (Part III).

INDEX
MUELLER INDUSTRIES, INC.
_____________________

As used in this report, the terms "we," "us," "our," "Company," "Mueller," and "Registrant" mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.
____________________

INDEX
PART I

ITEM 1.	BUSINESS

Introduction

Mueller Industries, Inc. (the Company) is a leading manufacturer of copper, brass, aluminum, and plastic products.  The range of these products is broad:  copper tube and fittings; line sets; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; plastic fittings and valves; refrigeration valves and fittings; fabricated tubular products; and steel nipples.  We also resell imported brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products.  Our operations are located throughout the United States and in Canada, Mexico, Great Britain, and China.

Our businesses are aggregated into two reportable segments:

•
Plumbing & Refrigeration:  The Plumbing & Refrigeration segment is composed of Standard Products (SPD), Great Lakes Copper Ltd. (Great Lakes), European Operations, and Mexican Operations.  SPD manufactures and sells copper tube, copper and plastic fittings, line sets, and valves in North America and sources products for import distribution in North America.  Great Lakes manufactures copper tube and line sets in Canada and sells its products primarily in the U.S. and Canada. European Operations manufacture copper tube in the United Kingdom, which is sold throughout Europe.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The Plumbing & Refrigeration segment sells products to wholesalers in the heating, ventilation, and air conditioning (HVAC), plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers.

•
Original Equipment Manufacturers (OEM):  The OEM segment is composed of Industrial Products (IPD), Engineered Products (EPD), and Jiangsu Mueller–Xingrong Copper Industries Limited (Mueller-Xingrong), the Company's Chinese joint venture.  The OEM segment manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies.  Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications; these products are sold primarily to OEMs located in China.  The OEM segment sells its products primarily to original equipment manufacturers, many of which are in the HVAC, plumbing, refrigeration, and industrial markets.

Certain administrative expenses and expenses related primarily to retiree benefits at inactive operations are combined into the Corporate and Eliminations classification.

Financial information concerning segments and geographic information appears under "Note 16 - Industry Segments" in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

Mueller was incorporated in Delaware on October 3, 1990.

Plumbing & Refrigeration Segment

The Plumbing & Refrigeration segment includes SPD, which manufactures a broad line of copper tube in sizes ranging from 1/8 inch to 8 inch diameter that is sold in various straight lengths and coils.  We are a market leader in the air-conditioning and refrigeration service tube markets and we also supply a variety of water tube in straight lengths and coils used for plumbing applications in virtually every type of construction project.  Additionally, SPD manufactures copper and plastic fittings, line sets, and related components for the plumbing and heating industry that are used in water distribution systems, heating systems, air-conditioning, and refrigeration applications, and drainage, waste, and vent systems.  Lastly, SPD imports and redistributes residential and commercial plumbing products.  A major portion of SPD's products are ultimately used in the domestic residential and commercial construction markets.

INDEX
This segment also includes Great Lakes, which manufactures copper tube and line sets in Canada, European Operations, which manufacture copper tube for distribution in Europe, and Mexican Operations, which fabricates steel pipe nipples and resells imported brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products to plumbing wholesalers, distributors to the manufactured housing and recreational vehicle industries and building materials retailers.

We acquired Howell Metal Company (Howell) on October 17, 2013, Yorkshire Copper Tube (Yorkshire) on February 28, 2014, and Great Lakes Copper (Great Lakes) on July 31, 2015.  Howell manufactures copper tube and line sets for U.S. distribution while Yorkshire produces European standard copper distribution tubes.  Great Lakes manufactures copper tube and line sets for distribution in Canada and the U.S.  These acquisitions complement our existing copper tube businesses in the Plumbing & Refrigeration segment.

We disposed of Mueller Primaflow Limited (Primaflow), our U.K. based plumbing and heating systems import distribution business, on November 21, 2014.  This business was part of European Operations in the Plumbing & Refrigeration segment.

This segment markets primarily through its own sales and distribution organization, which maintains sales offices and distribution centers throughout the United States and in Canada, Mexico, and Europe.  Additionally, products are sold and marketed through a complement of agents, which, when combined with our sales organization, provide the Company broad geographic market representation.

The total amount of order backlog for the Plumbing & Refrigeration segment as of December 26, 2015 was not significant.

We compete with various companies, depending on the product line.  In the U.S. copper tube business, domestic competition includes Cerro Flow Products LLC, Cambridge-Lee Industries LLC (a subsidiary of Industrias Unidas S.A. de C.V.), and KobeWieland Copper Products LLC, as well as many actual and potential foreign competitors.  In the European copper tube business, we compete with several European-based manufacturers of copper tube as well as other foreign-based manufacturers.  In the Canadian copper tube business, our competitors include Wolseley plc and Crane Plumbing, as well as other foreign-based manufacturers.  In the copper fittings market, our domestic competitors include Elkhart Products Company (a subsidiary of Aalberts Industries N.V.) and NIBCO, Inc.  We also compete with several foreign manufacturers.  Additionally, our copper tube and fittings businesses compete with a large number of manufacturers of substitute products made from other metals and plastic.  The plastic fittings competitors include NIBCO, Inc., Charlotte Pipe & Foundry, and other companies.

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

This segment also includes EPD and Mueller-Xingrong.  EPD manufactures and fabricates valves and custom OEM products for refrigeration, air-conditioning, gas appliance, and barbecue grill applications, Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications.   The total amount of order backlog for the OEM segment as of December 26, 2015 was not significant.

INDEX
On August 16, 2012, we acquired 100 percent of the outstanding stock of Westermeyer Industries, Inc. (Westermeyer), located in Bluffs, Illinois.  Westermeyer designs, manufactures, and distributes high-pressure components and accessories for the air-conditioning and refrigeration markets.

On March 30, 2015, we acquired 100 percent of the outstanding stock of Turbotec Products, Inc. (Turbotec) with locations in Hickory, North Carolina and Bloomfield, Connecticut.  Turbotec manufactures coaxial heat exchangers and twisted tubes for the HVAC, geothermal, refrigeration, swimming pool heat pump, marine, ice machine, commercial boiler, and heat reclamation markets.

On June 18, 2015, we acquired all of the outstanding membership interests of Sherwood Valve Products, LLC (Sherwood) with locations in Washington, Pennsylvania, Valley View, Ohio, and Brooklyn, Ohio.  Sherwood manufactures valves and fluid control solutions for the HVAC, refrigeration, and compressed gas markets.

The acquisitions of Westermeyer, Turbotec, and Sherwood complement our existing refrigeration business.

IPD and EPD primarily sell directly to OEM customers.  Competitors, primarily in the brass rod market, include Chase Brass and Copper Company, a subsidiary of Global Brass and Copper Holdings, Inc., and others, both domestic and foreign.  Outside of North America, IPD and EPD sell products through various channels.

Labor Relations

At December 26, 2015, the Company employed approximately 4,104 employees, of which approximately 1,865 were represented by various unions.  Those union contracts will expire as follows:

Location	Expiration Date
Port Huron, Michigan (Local 218 IAM)	May 1, 2016
Port Huron, Michigan (Local 44 UAW)	July 20, 2016
Port Huron, Michigan (Local 119 SPFPA)	April 1, 2016
Belding, Michigan	September 14, 2018
Wynne, Arkansas	June 28, 2018
Fulton, Mississippi	September 30, 2018
North Wales, Pennsylvania	July 31, 2018
Washington, Pennsylvania	July 25, 2016
Waynesboro, Tennessee	November 2, 2018

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

Our copper tube facilities can accommodate both refined copper and certain grades of copper scrap as the primary feedstock.  The Company has commitments from refined copper producers for a portion of its metal requirements for 2016.  Adequate quantities of copper are currently available.  While we will continue to react to market developments, resulting pricing volatility or supply disruptions, if any, could nonetheless adversely affect the Company.

INDEX
Environmental Proceedings

Compliance with environmental laws and regulations is a matter of high priority for the Company.  Mueller's provision for environmental matters related to all properties was $0.1 million for 2015, $1.2 million for 2014, and $1.0 million for 2013.  The reserve for environmental matters was $21.7 million at December 26, 2015 and $22.7 million at December 27, 2014.  Environmental costs related to non-operating properties are classified as a component of other income, net and costs related to operating properties are included in cost of goods sold.  We do not currently anticipate that we will need to make material expenditures for compliance activities related to existing environmental matters during the 2016 fiscal year, or for the next two fiscal years.

For a description of material pending environmental proceedings, see "Note 9 – Commitments and Contingencies" in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Other Business Factors

Our business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held.  In addition, expenditures for company-sponsored research and development activities were not material during 2015, 2014, or 2013.  No material portion of our business involves governmental contracts.  Seasonality of the Company's sales is not significant.

SEC Filings

We make available through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).  To retrieve any of this information, you may access our internet home page at www.muellerindustries.com, select Investors, and then select SEC Filings.

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

INDEX
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

Although conditions improved in 2013 and continued to improve in 2014 and 2015, the deterioration of the general economic environment has had a significant negative impact on businesses and consumers around the world since the crisis began in 2008.  In addition, the impact of the economy on the operations or liquidity of any party with which we conduct our business, including our suppliers and customers, may adversely impact our business.

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

We conduct our business through subsidiaries in several different countries and export our products to many countries.  Fluctuations in currency exchange rates could have a significant impact on the competitiveness of our products as well as the reported results of our operations, which are presented in U.S. dollars.  A significant and growing portion of our products are manufactured in or acquired from suppliers located in lower cost regions.  Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange fluctuations.  The strengthening of the U.S. dollar could expose our U.S. based businesses to competitive threats from lower cost producers in other countries such as China.  Lastly, our sales are translated into U.S. dollars for reporting purposes.  The strengthening of the U.S. dollar could result in unfavorable translation effects when the results of foreign operations are translated into U.S. dollars.  Accordingly, significant changes in exchange rates, particularly the British pound sterling, Mexican peso, Canadian dollar, and Chinese renminbi, could have an adverse impact on our results of operations or financial position.

INDEX
We are subject to claims, litigation, and regulatory proceedings that could have a material adverse effect on us.

We are, from time-to-time, involved in various claims, litigation matters, and regulatory proceedings.  These matters may include contract disputes, personal injury claims, environmental claims, Occupational Safety and Health Administration inspections or proceedings, other tort claims, employment and tax matters and other litigation including class actions that arise in the ordinary course of our business.  Although we intend to defend these matters vigorously, we cannot predict with certainty the outcome or effect of any claim or other litigation matter, and there can be no assurance as to the ultimate outcome of any litigation or regulatory proceeding.  Litigation and regulatory proceedings may have a material adverse effect on us because of potential adverse outcomes, defense costs, the diversion of our management's resources, availability of insurance coverage and other factors.

A strike, other work stoppage or business interruption, or our inability to renew collective bargaining agreements on favorable terms, could impact our cost structure and our ability to operate our facilities and produce our products, which could have an adverse effect on our results of operations.

As of December 26, 2015, approximately 1,865 of our 4,104 employees were covered by collective bargaining or similar agreements.  If we are unable to negotiate acceptable new agreements with the unions representing our employees upon expiration of existing contracts, we could experience strikes or other work stoppages.  Strikes or other work stoppages could cause a significant disruption of operations at our facilities, which could have an adverse impact on us.  New or renewal agreements with unions representing our employees could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability.  Higher costs and/or limitations on our ability to operate our facilities and manufacture our products resulting from increased labor costs, strikes or other work stoppages could have a material adverse effect on our results of operations.

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

INDEX
If we do not successfully execute or effectively operate, integrate, leverage and grow acquired businesses, our financial results may suffer.

Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, over the past several years, we have acquired businesses in Europe, Canada, and the United States.
While we currently anticipate that our past and future acquisitions will enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all, or that we can continue to support the value we allocate to these acquired businesses, including their goodwill or other intangible assets.

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

Location of Facility	Building Space (Sq. Ft.)	Primary Use	Owned or Leased

Plumbing & Refrigeration Segment
Fulton, MS	649,500	Manufacturing & Packaging	579,500 Owned; 70,000 Leased
New Market, VA	413,120	Manufacturing	Owned
Wynne, AR	400,000	Manufacturing & Distribution	Owned
Ontario, CA	211,000	Manufacturing & Distribution	Leased
Covington, TN	159,500	Manufacturing	Owned
Phoenix, AZ	61,000	Manufacturing	Leased
Lawrenceville, GA	56,000	Manufacturing	Leased
Bilston, England	402,500	Manufacturing	Owned
London, Ontario, Canada	200,400	Manufacturing	Leased
Monterrey, Mexico	152,000	Manufacturing	Leased

OEM Segment
Port Huron, MI	450,000	Manufacturing	Owned
Belding, MI	293,068	Manufacturing	Owned
North Wales, PA	174,000	Manufacturing	Owned
Washington, PA	108,275	Manufacturing	Owned
Bluffs, IL	107,000	Manufacturing	Owned
Hickory, NC	100,000	Manufacturing	Owned
Marysville, MI	81,500	Manufacturing	Owned

INDEX

Location of Facility	Building Space (Sq. Ft.)	Primary Use	Owned or Leased

OEM Segment (cont.)
Hartsville, TN	78,000	Manufacturing	Owned
Brooklyn, OH	75,000	Manufacturing	Leased
Carthage, TN	67,520	Manufacturing	Owned
Valley View, OH	65,400	Manufacturing & Distribution	Leased
Brighton, MI	65,000	Machining	Leased
Waynesboro, TN	57,000	Manufacturing	Leased
Middleton, OH	55,000	Manufacturing	Owned
Gordonsville, TN	54,000	Manufacturing	Leased
Bloomfield, CT	26,900	Manufacturing	Leased
Carrolton, TX	9,230	Manufacturing	Leased
Jintan City, Jiangsu Province, China	322,580	Manufacturing	Owned
Xinbei District, Changzhou, China	33,940	Manufacturing	Leased
Guadalupe, Mexico	130,110	Manufacturing	Leased

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business.  Additionally, we may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Consolidated Financial Statements.

For a description of material pending legal proceedings, see "Note 9 – Commitments and Contingencies" in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

INDEX
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol "MLI."  As of February 19, 2016, the number of holders of record of Mueller's common stock was approximately 810.  The following table sets forth, for the periods indicated, the high and low sales prices as reported by the NYSE and the cash dividends paid per share of common stock.

	Sales Prices
	High	Low	Dividend
2015

Fourth quarter	$33.04	$26.86	$0.075
Third quarter	35.65	28.94	0.075
Second quarter	37.18	34.57	0.075
First quarter	36.47	31.34	0.075

2014

Fourth quarter	$34.39	$27.10	$0.075
Third quarter	30.35	27.71	0.075
Second quarter	30.99	27.47	0.075
First quarter	32.13	27.38	0.075

Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors.

INDEX
Issuer Purchases of Equity Securities

The Company's Board of Directors has extended, until October 2016, the authorization to repurchase up to 20 million shares of the Company's common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 26, 2015, the Company had repurchased approximately 4.7 million shares under this authorization.  Below is a summary of the Company's stock repurchases for the quarter ended December 26, 2015.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
					15,287,060	(1)
September 27 – October 24, 2015	1,036	(2)	$31.85	—

October 25 – November 21, 2015	155	(2)	31.53	—

November 22 – December 26, 2015	—		—	—

(1)	Shares available to be purchased under the Company's 20 million share repurchase authorization until October 2016. The extension of the authorization was announced on October 21, 2015.
(2)	Shares tendered to the Company by holders of stock-based awards in payment of purchase price and/or withholding taxes upon exercise. In addition, includes restricted stock forfeitures.

INDEX
Company Stock Performance

The following graph compares total stockholder return since December 25, 2010 to the Dow Jones U.S. Total Market Index (Total Market Index) and the Dow Jones U.S. Building Materials & Fixtures Index (Building Materials Index).  Total return values for the Total Market Index, the Building Materials Index and the Company were calculated based on cumulative total return values assuming reinvestment of dividends.

	2010	2011	2012	2013	2014	2015
Mueller Industries, Inc.	100.00	117.53	152.12	195.49	215.09	177.80
Dow Jones U.S. Total Return Index	100.00	101.34	117.89	156.76	177.06	178.18
Dow Jones U.S. Building Materials & Fixtures Index	100.00	103.16	157.03	201.31	222.58	254.55

INDEX

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share data)		2015		2014		2013		2012		2011

For the fiscal year: (1)

	Net sales	$2,100,002		$2,364,227		$2,158,541		$2,189,938		$2,417,797

	Operating income	137,268		153,996		270,937	(5)	126,705	(6)	139,802	(7)

	Net income attributable to Mueller Industries, Inc.	87,864	(3)	101,560	(4)	172,600		82,395		86,321

	Diluted earnings per share (2)	1.54		1.79		3.06		1.16	(8)	1.13

	Cash dividends per share (2)	0.30		0.30		0.25		0.2125		0.20

At year-end:

	Total assets	1,338,801		1,328,096		1,247,767		1,104,155		1,347,604

	Long-term debt	204,250		205,250		206,250		207,300		156,476

(1)
Includes activity of acquired businesses from the following purchase dates: Great Lakes Copper Ltd., July 31, 2015; Sherwood Valve Products, LLC, June 18, 2015; Turbotec Products, Inc., March 30, 2015; Yorkshire Copper Tube, February 28, 2014; Howell Metal Company, October 17, 2013; and Westermeyer Industries, Inc., August 16, 2012.

(2)	Adjusted retroactively to reflect the two-for-one stock split that occurred on March 14, 2014.

(3)	Includes $15.4 million pre-tax gain from the sale of certain assets, severance charges of $3.4 million and a permanent adjustment to a deferred tax liability of $4.2 million.

(4)	Includes $6.3 million pre-tax gain on sale of assets, reversal of valuation allowance of $5.7 million, and $7.3 million of pre-tax charges related to severance.

(5)
Includes $106.3 million pre-tax gain from settlement of insurance claims, $39.8 million pre-tax gain from the sale of the Company's Schedule 40 pressure plastic fittings business along with the sale of certain other plastic fittings manufacturing assets, and pre-tax impairment charges of $4.3 million primarily related to real property associated with the aforementioned plastics sale transaction.

(6)
Includes deferred recognition of $8.0 million gain from liquidation of LIFO inventory layers, $4.1 million net gain from settlement of litigation, $1.5 million gain from settlement of insurance claims, and severance charges of $3.4 million.

(7)	Includes $10.5 million gain from settlement of litigation.

(8)	Includes the impact of 10.4 million shares repurchased from Leucadia National Corporation in September 2012.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is contained under the caption "Financial Review" submitted as a separate section of this Annual Report on Form 10-K commencing on page F-2.

INDEX
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are contained under the caption "Financial Review" submitted as a separate section of this Annual Report on Form 10-K commencing on page F-2.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements required by this item are contained in a separate section of this Annual Report on Form 10-K commencing on page F-16.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of December 26, 2015.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 26, 2015 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the  Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of the Company's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.  Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

INDEX
The Company acquired Turbotec Products, Inc., Sherwood Valve Products, LLC, and Great Lakes Copper Ltd. during 2015 and has excluded these businesses from management's assessment of internal controls.  The total value of assets for these businesses at year-end was $152.8 million, which represents 11.4 percent of the Company's consolidated total assets at December 26, 2015.  Net sales from the dates of acquisition represents 6.1 percent of the consolidated net sales of the Company for 2015.  Operating income from the date of acquisitions represents 4.3 percent of the consolidated operating income of the Company for 2015.  Accordingly, these acquired businesses are not included in the scope of this report.

As required by Rule 13a-15(c) under the Exchange Act, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 26, 2015 based on the control criteria established in a report entitled Internal Control—Integrated Framework, (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such evaluation, management has concluded that our internal control over financial reporting was effective as of December 26, 2015.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended December 26, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

INDEX

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Industries, Inc.

We have audited Mueller Industries, Inc.'s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Mueller Industries, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Turbotec Products, Inc., Sherwood Valve Products, LLC, or Great Lakes Copper Ltd., which are included in the 2015 consolidated financial statements of Mueller Industries, Inc. and constituted $152.8 million and $106.9 million of total and net assets, respectively, as of December 26, 2015, and $128.0 million and $5.9 million of net sales and operating income, respectively, for the year then ended.  Our audit of internal control over financial reporting of Mueller Industries, Inc. also did not include an evaluation of the internal control over financial reporting of Turbotec Products, Inc., Sherwood Valve Products, LLC, or Great Lakes Copper Ltd.

In our opinion, Mueller Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mueller Industries, Inc. as of December 26, 2015 and December 27, 2014, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 26, 2015 and our report dated February 24, 2016 expressed an unqualified opinion thereon.

Memphis, Tennessee
February 24, 2016

INDEX
ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is contained under the captions "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees," "Corporate Governance," "Report of the Audit Committee of the Board of Directors," and "Section 16(a) Beneficial Ownership Compliance Reporting" in the Company's Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC on or about March 24, 2016, which is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to its chief executive officer, chief financial officer, and other financial executives.  We have also made the Code of Business Conduct and Ethics available on the Company's website at www.muellerindustries.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption "Compensation Discussion and Analysis," "Summary Compensation Table for 2015," "2015 Grants of Plan Based Awards Table," "Outstanding Equity Awards at Fiscal 2015 Year-End," "2015 Option Exercises and Stock Vested," "Potential Payments Upon Termination of Employment or Change in Control as of the End of 2015," "2015 Director Compensation," "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Corporate Governance" in the Company's Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC on or about March 24, 2016, which is incorporated herein by reference.

INDEX

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table discloses information regarding the securities to be issued and the securities remaining available for issuance under the Registrant's stock-based incentive plans as of December 26, 2015 (shares in thousands):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,198	$20.59	1,146

Equity compensation plans not approved by security holders	—	—	—

Total	1,198	$20.59	1,146

Other information required by Item 12 is contained under the captions "Principal Stockholders" and "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees" in the Company's Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC on or about March 24, 2016, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption "Corporate Governance" in the Company's Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC on or about March 24, 2016, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is contained under the caption "Appointment of Independent Registered Public Accounting Firm" in the Company's Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC on or about March 24, 2016, which is incorporated herein by reference.

INDEX

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

3.2
Amended and Restated By-laws of the Registrant, effective as of January 15, 2016 (Incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, dated January 19, 2016).

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

	10.3	Letter Agreement with Harvey Karp, dated as of May 11, 2011 (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated May 16, 2011).

10.4
Amended and Restated Employment Agreement, effective October 30, 2008, by and between the Registrant and Gregory L. Christopher (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated December 26, 2008).

10.5
Amendment No. 1 to Amended and Restated Employment Agreement by and between the Registrant and Gregory L. Christopher, dated February 14, 2013 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated February 14, 2013).

10.6
Mueller Industries, Inc. 2002 Stock Option Plan Amended and Restated as of February 16, 2006 (Incorporated herein by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K, dated February 28, 2007, for the fiscal year ended December 30, 2006).

10.7
Mueller Industries, Inc. 2009 Stock Incentive Plan (Incorporated by reference from Appendix I to the Company's 2009 Definitive Proxy Statement with respect to the Company's 2009 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on March 26, 2009).

INDEX

10.8
Mueller Industries, Inc. 2014 Stock Incentive Plan (Incorporated by reference from Appendix I to the Company's 2014 Definitive Proxy Statement with respect to the Company's 2014 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on March 19, 2014).

10.9
Amendment to the Mueller Industries, Inc. 2002 Stock Option Plan, dated July 11, 2011 (Incorporated herein by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K, dated February 28, 2012, for the fiscal year ended December 31, 2011).

10.10
Amendment to the Mueller Industries, Inc. 2009 Stock Incentive Plan, dated July 11, 2011 (Incorporated herein by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K, dated February 28, 2012, for the fiscal year ended December 31, 2011).

10.11
Mueller Industries, Inc. 2011 Annual Bonus Plan (Incorporated herein by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K, dated February 28, 2012, for the fiscal year ended December 31, 2011).

10.12	Summary description of the Registrant's 2016 incentive plan for certain key employees.

10.13
Amended Credit Agreement, dated as of March 7, 2011, among the Registrant (as Borrower) and Bank of America, N.A. (as agent), and certain lenders named therein, following adoption of Amendment No. 2 dated December 11, 2012 (Incorporated herein by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K, dated February 27, 2013, for the fiscal year ended December 29, 2012).

10.14
Amendment No. 1 to Credit Agreement among the Registrant (as borrower), Bank of America, N.A. (as agent), and certain lenders named therein dated August 12, 2011 (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, for the Quarterly period ended October 1, 2011, dated October 27, 2011).

10.15
Amendment No. 2 to Credit Agreement among the Registrant (as borrower), Bank of America, N.A. (as agent), and certain lenders named therein dated December 11, 2012  (Incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K, dated February 27, 2013, for the fiscal year ended December 29, 2012).

10.16
Membership Interest Purchase Agreement by and between Sherwood Valve Products, Inc. and Taylor-Wharton International LLC, dated as of June 18, 2015 (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated June 19, 2015).

10.18
Share Purchase Agreement among Great Lakes Copper Inc. and Mueller Copper Tube Products, Inc. dated July 31, 2015.  (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, dated October 21, 2015 for the period ended September 26, 2015).

10.19
Agreement and Plan of Merger, dated as of August 5, 2015, by and among Tecumseh Products Company, MA Industrial JV LLC and MA Industrial Sub Inc. (Incorporated herein by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, dated August 7, 2015).

21.0	Subsidiaries of the Registrant.

23.0	Consent of Independent Registered Public Accounting Firm.

INDEX

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

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2016.

MUELLER INDUSTRIES, INC.

/s/ Gregory L. Christopher
Gregory L. Christopher, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gregory L. Christopher Gregory L. Christopher	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	February 24, 2016

/s/ Gary S. Gladstein	Lead Independent Director	February 24, 2016
Gary S. Gladstein

/s/ Paul J. Flaherty	Director	February 24, 2016
Paul J. Flaherty

/s/ Gennaro J. Fulvio	Director	February 24, 2016
Gennaro J. Fulvio

/s/ Scott J. Goldman	Director	February 24, 2016
Scott J. Goldman

/s/ John B. Hansen	Director	February 24, 2016
John B. Hansen

/s/ Terry Hermanson	Director	February 24, 2016
Terry Hermanson

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title	Date

/s/ Jeffrey A. Martin	February 24, 2016
Jeffrey A. Martin
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede	February 24, 2016
Anthony J. Steinriede
Vice President – Corporate Controller

MUELLER INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

Schedule for the years ended December 26, 2015, December 27, 2014, and December 28, 2013

Valuation and Qualifying Accounts (Schedule II)	F- 59

INDEX

FINANCIAL REVIEW

The Financial Review section of our Annual Report on Form 10-K consists of the following: Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A), the Consolidated Financial Statements, and Other Financial Information, all of which include information about our significant accounting policies, practices, and the transactions that impact our financial results.  The following MD&A describes the principal factors affecting the results of operations, liquidity and capital resources, contractual cash obligations and the critical accounting estimates of the Company.  The discussion in the Financial Review section should be read in conjunction with the other sections of this Annual Report, particularly "Item 1: Business" and our other detailed discussion of risk factors included in this MD&A.

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

The Company's businesses are aggregated into two reportable segments:

•
Plumbing & Refrigeration:  The Plumbing & Refrigeration segment is composed of Standard Products (SPD), Great Lakes Copper Ltd. (Great Lakes), European Operations, and Mexican Operations.  SPD manufactures and sells copper tube, copper and plastic fittings, line sets, and valves in North America and sources products for import distribution in North America.  Great Lakes manufactures copper tube and line sets in Canada and sells its products primarily in the U.S. and Canada. European Operations manufacture copper tube in the United Kingdom, which is sold throughout Europe.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The Plumbing & Refrigeration segment sells products to wholesalers in the HVAC, plumbing, and refrigeration markets, to distributors to the manufactured housing and recreational vehicle industries, and to building material retailers.

•
OEM:  The OEM segment is composed of Industrial Products, (IPD), Engineered Products (EPD), and Jiangsu Mueller–Xingrong Copper Industries Limited (Mueller-Xingrong), the Company's Chinese joint venture.  The OEM segment manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; refrigeration valves and fittings; fabricated tubular products; and gas valves and assemblies.  Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications; these products are sold primarily to OEMs located in China.  The OEM segment sells its products primarily to original equipment manufacturers, many of which are in the HVAC, plumbing, refrigeration, and industrial markets.

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

Residential construction activity has shown improvement in recent years, but remains at levels below long-term historical averages.  Continued improvement is expected, but may be tempered by continuing low labor participation rates, the pace of household formations, higher interest rates, and tighter lending standards.  Per the U.S. Census Bureau, actual housing starts in the U.S. were 1.1 million in 2015, which compares to 1.0 million in 2014 and 925 thousand in 2013.  Mortgage rates remain at historically low levels, as the average 30-year fixed mortgage rate was approximately 3.85 percent in 2015 and 4.17 percent in 2014.

INDEX
The private nonresidential construction sector, which includes offices, industrial, health care, and retail projects, began showing improvement in 2015, 2014, and 2013 after declines in previous years.  Per the U.S. Census Bureau, the actual (not seasonally adjusted) value of private nonresidential construction put in place was $389.3 billion in 2015, $347.7 billion in 2014, and $312.3 billion in 2013.  We expect that most of these conditions will continue to improve.

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

Earnings and profitability are also impacted by unit volumes that are subject to market trends, such as substitute products, imports, technologies, and market share.  In our core product lines, we intensively manage our pricing structure while attempting to maximize profitability.  From time-to-time, this practice results in lost sales opportunities and lower volume.  For plumbing systems, plastics are the primary substitute product; these products represent an increasing share of consumption.  U.S. consumption of copper tube is still predominantly supplied by U.S. manufacturers.  For certain air-conditioning and refrigeration applications, aluminum based systems are the primary substitution threat.  We cannot predict the acceptance or the rate of switching that may occur.  In recent years, brass rod consumption in the U.S. has declined due to the outsourcing of many manufactured products from offshore regions.

Results of Operations

Consolidated Results

The following table compares summary operating results for 2015, 2014, and 2013:

				Percent Change
(In thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

Net sales	$2,100,002	$2,364,227	$2,158,541	(11.2)%	9.5%
Operating income	137,268	153,996	270,937	(10.9)	(43.2)
Net income	87,864	101,560	172,600	(13.5)	(41.2)

The following are components of changes in net sales compared to the prior year:

	2015 vs. 2014	2014 vs. 2013

Net selling price in core product lines	(9.4)%	(3.1)%
Unit sales volume in core product lines	(4.3)	2.1
Acquisitions & new products	5.8	9.5
Dispositions	(2.6)	—
Other	(0.7)	1.0

	(11.2)%	9.5%

The decrease in net sales in 2015 was primarily due to (i) lower net selling prices of $221.5 million in our core product lines, primarily copper tube and brass rod, (ii) lower unit sales volume of $102.3 million in our core product lines, primarily in the OEM segment, and (iii) the absence of sales of $57.5 million recorded by Primaflow, a business we sold during November 2014.  These decreases were offset by $90.5 million of sales recorded by Great Lakes Copper Ltd. (Great Lakes), acquired in July 2015, $20.8 million of sales recorded by Sherwood Valve Products, LLC (Sherwood), acquired in June 2015, and $16.8 million of sales recorded by Turbotec Products, Inc. (Turbotec), acquired in March 2015.

The increase in net sales in 2014 was primarily due to (i) incremental sales of $91.7 million contributed by Yorkshire Copper Tube (Yorkshire), acquired in February 2014, (ii) $109.1 million of sales contributed by Howell Metals Company (Howell), acquired in October 2013, (iii) an increase in unit sales in our other core product lines of $49.9 million, and (iv) an increase in net sales of $20.3 million from our non-core product lines.  These increases were offset by lower selling prices of $65.4 million in our core products.

INDEX
Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the most recent three-year period:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2015, 2014, and 2013:

(In thousands)	2015	2014	2013

Cost of goods sold	$1,809,702	$2,043,719	$1,862,089
Depreciation and amortization	34,608	33,735	32,394
Selling, general, and administrative expense	130,358	131,740	134,914
Insurance settlements	—	—	(106,332)
Gain on sale of assets	(15,376)	(6,259)	(39,765)
Impairment charges	—	—	4,304
Severance	3,442	7,296	—

Operating expenses	$1,962,734	$2,210,231	$1,887,604

	Percent of Net Sales
	2015	2014	2013

Cost of goods sold	86.2%	86.4%	86.3%
Depreciation and amortization	1.6	1.4	1.5
Selling, general, and administrative expense	6.2	5.7	6.1
Insurance settlements	—	—	(4.9)
Gain on sale of assets	(0.7)	(0.3)	(1.8)
Impairment charges	—	—	0.2
Severance	0.2	0.3	—

Operating expenses	93.5%	93.5%	87.4%

The decrease in cost of goods sold in 2015 was primarily due to the decrease in the average cost of copper, our principal raw material, and the decrease in sales volume.  The increase in 2014 as compared to 2013 was largely related to the increase in sales volume.  Depreciation and amortization increased in 2015 and 2014 as a result of depreciation and amortization of long-lived assets for businesses acquired.

INDEX
Selling, general, and administrative expenses decreased slightly in 2015, primarily due to (i) lower employment costs, including incentive compensation, of $5.4 million, (ii) a decrease of $10.2 million in selling, general, and administrative expenses related to the sale of Primaflow, and (iii) a decrease of $1.6 million in agent commissions as a result of lower sales.  These decreases were offset by (i) selling, general, and administrative expenses of $6.6 million associated with businesses acquired in 2015, (ii) higher net periodic pension costs of $5.1 million, and (iii) increased professional fees of $1.6 million related to the upgrade of our ERP system.  In addition, there was $1.9 million of equipment relocation costs and losses on the sale of assets related to the rationalization of Yorkshire in in 2015.  Lastly, during 2014 there was a reduction in accruals related to legal matters of $0.5 million.  The decrease in 2014 was a result of a decrease in legal fees of $4.8 million and lower net periodic pension costs of $5.0 million, offset by incremental costs associated with Howell and Yorkshire.

During 2015, our operating results were positively impacted by a net gain of $15.4 million recorded on the sale of certain assets.  This was offset by $3.4 million of severance charges related to the rationalization of Yorkshire.

Our operating results in 2014 were positively impacted by a net gain of $6.3 million recorded for the sale of our plastic pipe manufacturing assets, the land and building in Portage, Michigan, and our United Kingdom based import distribution business.  This was offset by $7.3 million in severance charges related to the rationalization of Yorkshire.

During 2013, our operating results were positively impacted by a $106.3 million gain recognized in the settlement of our insurance claim related to the September 2011 fire at the Wynne, Arkansas manufacturing operation.  In addition, we sold certain of our plastic fittings manufacturing assets and recognized a pre-tax gain of $39.8 million, or 41 cents per diluted share after tax, and recognized fixed asset impairment charges of $4.3 million.

Interest expense increased $1.9 million in 2015 primarily as a result of additional costs of $2.3 million due to the terms of our interest rate swap agreements that became effective in January 2015, offset by decreased borrowing costs of $0.3 million at Mueller-Xingrong to fund working capital.  The increase of $1.8 million in 2014 was related to increased borrowings by MEL and higher borrowing costs at Mueller-Xingrong to fund working capital.

Other income, net, was $2.2 million in 2015 compared to other expense, net, of $0.2 million in 2014 and other income, net, of $4.5 million in 2013.  The change in 2015 was primarily related to lower postretirement benefit costs of $1.4 million, lower environmental costs of $0.8 million, and higher interest income of $0.5 million.  The income in 2013 resulted primarily from a $3.0 million gain on the sale of a non-operating property.

Income tax expense was $43.4 million in 2015, for an effective tax rate of 32.9 percent.  This rate was lower than what would be computed using the U.S. statutory federal rate primarily attributable to reductions to the Company's deferred tax liabilities of $4.2 million resulting from the acquisition of a foreign subsidiary and the U.S. production activities deduction of $3.5 million.  These reductions were partially offset by state tax expense (net of federal benefit) of $2.7 million and $2.3 million of other adjustments.

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

INDEX
Plumbing & Refrigeration Segment

The following table compares summary operating results for 2015, 2014, and 2013 for the businesses comprising our Plumbing & Refrigeration segment:

				Percent Change
(In thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

Net sales	$1,260,273	$1,416,701	$1,225,306	(11.0)%	15.6%
Operating income	90,072	93,230	219,146	(3.4)	(57.5)

The following are components of changes in net sales compared to the prior year:

	2015 vs. 2014	2014 vs. 2013

Net selling price in core product lines	(10.1)%	(2.8)%
Unit sales volume in core product lines	(2.3)	(0.1)
Acquisitions & new products	6.4	17.0
Dispositions	(4.4)	—
Other	(0.6)	1.5

	(11.0)%	15.6%

The decrease in net sales during 2015 was primarily due to (i) lower net selling prices of $142.2 million in the segment's core product lines, primarily copper tube, (ii) the absence of sales of $57.5 million recorded by Primaflow, and (iii) lower unit sales volume of $32.7 million in the segment's core product lines.  These decreases were offset by $90.5 million of sales recorded by Great Lakes.

The increase in net sales in 2014 was primarily due to (i) incremental sales of $91.7 million contributed by Yorkshire, (ii) $109.1 million of sales contributed by Howell, and (iii) an increase in net sales of $23.2 million from the segment's non-core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2015, 2014, and 2013:

(In thousands)	2015	2014	2013

Cost of goods sold	$1,082,493	$1,215,282	$1,043,059
Depreciation and amortization	19,237	19,613	17,117
Selling, general, and administrative expense	80,405	87,539	85,471
Insurance settlements	—	—	(103,895)
Gain on sale of assets	(15,376)	(6,259)	(39,765)
Impairment charges	—	—	4,173
Severance	3,442	7,296	—

Operating expenses	$1,170,201	$1,323,471	$1,006,160

INDEX

	Percent of Net Sales
	2015	2014	2013

Cost of goods sold	85.9%	85.8%	85.1%
Depreciation and amortization	1.5	1.4	1.4
Selling, general, and administrative expense	6.4	6.2	7.0
Insurance settlements	—	—	(8.5)
Gain on sale of assets	(1.2)	(0.4)	(3.2)
Impairment charges	—	—	0.3
Severance	0.3	0.4	—

Operating expenses	92.9%	93.4%	82.1%

The decrease in cost of goods sold in 2015 was primarily due to the decrease in the average cost of copper.  The increase in 2014 was primarily due to the increase in net sales related to acquisitions.  Depreciation and amortization for 2015 was consistent with the expense recorded for 2014.  The increase in 2014 was related to depreciation and amortization of businesses acquired.

Selling, general, and administrative expenses decreased in 2015, primarily due to (i) a decrease of $10.2 million in selling, general, and administrative expenses related to the sale of Primaflow, (ii) lower employment costs, including incentive compensation, of $3.3 million, and (iii) a decrease of $1.5 million in agent commissions as a result of lower sales.  These decreases were offset by (i) selling, general, and administrative expenses of $3.6 million associated with Great Lakes, (ii) increased professional fees of $1.2 million related to the upgrade of our ERP system, and (iii) higher net periodic pension costs of $1.7 million.  In addition, there was $1.9 million of equipment relocation costs and losses on the sale of assets related to the rationalization of Yorkshire.  Lastly, during 2014 there was a reduction in accruals related to legal matters of $0.5 million.  The increase in 2014 was primarily a result of higher employment costs, including incentive compensation, of $2.8 million and incremental costs associated with Howell and Yorkshire.  This was offset by a reduction in expense related to legal matters of $3.0 million.

During 2015, our operating results were positively impacted by a net gain of $15.4 million recorded on the sale of certain assets.  This was offset by $3.4 million of severance charges related to the rationalization of Yorkshire.

Our operating results in 2014 were positively impacted by a net gain of $6.3 million recorded for the sale of our plastic pipe manufacturing assets, the land and building in Portage, Michigan, and our United Kingdom based import distribution business.  This was offset by $7.3 million in severance charges related to the rationalization of Yorkshire.

During 2013, our operating results were positively impacted by a $106.3 million gain recognized in the settlement of our insurance claim related to the September 2011 fire at the Wynne, Arkansas manufacturing operation.  In addition, we sold certain of our plastic fittings manufacturing assets and recognized a pre-tax gain of $39.8 million, or 41 cents per diluted share after tax, and recognized fixed asset impairment charges of $4.3 million.

OEM Segment

The following table compares summary operating results for 2015, 2014, and 2013 for the businesses comprising our OEM segment:

				Percent Change
(In thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

Net sales	$849,538	$959,914	$947,784	(11.5)%	1.3%
Operating income	72,648	85,714	76,631	(15.2)	11.9

INDEX
The following are components of changes in net sales compared to the prior year:

	2015 vs. 2014	2014 vs. 2013

Net selling price in core product lines	(8.3)%	(3.3)%
Unit sales volume in core product lines	(7.3)	4.9
Acquisitions & new products	4.9	—
Other	(0.8)	(0.3)

	(11.5)%	1.3%

The decrease in net sales in 2015 was primarily due to lower net selling prices of $79.3 million in the segment's core product lines, primarily brass rod, forgings, and commercial tube, and lower unit sales volume of $69.6 million in the segment's core product lines.  These decreases were offset by $16.8 million of sales recorded by Turbotec and $20.8 million of sales recorded by Sherwood.

The increase in net sales in 2014 was primarily due to an increase in unit sales volume of $46.2 million, offset by a decrease of $31.4 million due to lower net selling prices in the segment's core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2015, 2014, and 2013:

(In thousands)	2015	2014	2013

Cost of goods sold	$736,878	$840,823	$833,518
Depreciation and amortization	13,535	11,919	13,025
Selling, general, and administrative expense	26,477	21,458	24,479
Impairment charges	—	—	131

Operating expenses	$776,890	$874,200	$871,153

	Percent of Net Sales
	2015	2014	2013

Cost of goods sold	86.7%	87.6%	87.9%
Depreciation and amortization	1.6	1.2	1.4
Selling, general, and administrative expense	3.1	2.3	2.6
Impairment charges	—	—	—

Operating expenses	91.4%	91.1%	91.9%

The decrease in cost of goods sold in 2015 and the increase in 2014 were related to factors consistent with those noted regarding changes in net sales.  Depreciation and amortization increased in 2015 as a result of depreciation and amortization of long-lived assets for businesses acquired.  The decrease in 2014 was a result of several assets becoming fully depreciated.  Selling, general, and administrative expenses increased in 2015 primarily as a result of higher net periodic pension costs of $3.2 million, as well as additional selling, general, and administrative expenses of $3.0 million for Turbotec and Sherwood.  This was offset by lower employment costs, including incentive compensation, of $0.8 million.  The decrease in 2014 was due to lower net periodic pension costs of $3.5 million.

INDEX

Liquidity and Capital Resources

The following table presents selected financial information and statistics for 2015, 2014, and 2013:

(In thousands)	2015	2014	2013

Cash and cash equivalents	$274,844	$352,134	$311,800
Property, plant, and equipment, net	280,224	245,910	244,457
Total debt	216,010	241,444	235,333
Working capital, net of cash and current debt	327,888	387,204	372,744

Cash provided by operating activities	159,609	90,605	128,513
Cash used in investing activities	(190,807)	(38,424)	(2,985)
Cash used in financing activities	(41,258)	(10,551)	(13,643)

Cash Provided by Operating Activities

During 2015, cash provided by operating activities was primarily attributable to consolidated net income of $88.4 million, depreciation and amortization of $34.6 million, a decrease in receivables of $51.7 million, and a decrease in inventories of $41.1 million.  These cash increases were offset by a decrease in current liabilities of $54.2 million.  These changes were primarily due to decreases in the price of copper and an overall decrease in working capital needs.

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

Cash Used in Investing Activities

The major components of net cash used in investing activities in 2015 included $105.9 million for the acquisition of Turbotec, Sherwood, and Great Lakes, $65.9 million for our investment in MA Industrial JV LLC, the joint venture that acquired Tecumseh Products Company, and capital expenditures of $28.8 million. These cash decreases were offset by $5.5 million in proceeds from the sale of certain assets and net withdrawals from restricted cash balances of $4.3 million.

The major components of net cash used in investing activities in 2014 included $30.1 million for the acquisition of Yorkshire, capital expenditures of $39.2 million, and deposits into restricted cash of $2.9 million.  These decreases were partially offset by $33.8 million proceeds from the sales of assets.

Cash Used in Financing Activities

For 2015, net cash used in financing activities consisted primarily of $23.6 million used for the repayment of debt by Mueller-Xingrong and $16.9 million used for payment of regular quarterly dividends to stockholders of the Company.

For 2014, net cash used in financing activities consisted primarily of $16.8 million for payment of regular quarterly dividends to stockholders of the Company, offset by $7.3 million received for the issuance of debt by Mueller-Xingrong.

Liquidity and Outlook

Management believes that cash provided by operations, funds available under the credit agreement, and cash and cash equivalents on hand, which totaled $274.8 million at December 26, 2015, will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.  Our current ratio was 3.8 to 1 as of December 26, 2015.

INDEX
As of December 26, 2015, $79.4 million of our cash and cash equivalents were held by foreign subsidiaries.  We expect to repatriate $2.5 million of this cash and have accrued deferred tax on these earnings.  All other earnings of the foreign subsidiaries are considered to be permanently reinvested, and it is not practicable to compute the potential deferred tax liability associated with these undistributed foreign earnings.  We believe that cash held domestically, funds available through the credit agreement, and cash generated from U.S. based operations will be adequate to meet the future needs of our U.S. based operations.

Fluctuations in the cost of copper and other raw materials affect the Company's liquidity.  Changes in material costs directly impact components of working capital, primarily inventories and accounts receivable.  The price of copper has fluctuated significantly and averaged approximately $2.51 in 2015, $3.12 in 2014, and $3.34 in 2013.

We have significant environmental remediation obligations which we expect to pay over future years.  Approximately $1.1 million was spent during 2015 for environmental matters.  As of December 26, 2015, we expect to spend $0.6 million in 2016, $0.6 million in 2017, $0.6 million in 2018, $0.7 million in 2019, $0.7 million in 2020, and $18.5 million thereafter for ongoing projects.

Cash used to fund pension and other postretirement benefit obligations was $2.6 million in 2015 and $4.4 million in 2014.  For 2016, we anticipate making contributions of approximately $2.7 million to these plans.

The Company declared a regular quarterly dividend of 7.5 cents per share for each quarter of fiscal 2015 and 2014, and 6.25 cents per share on our common stock for each fiscal quarter of 2013.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, and other factors.

Capital Expenditures

During 2015 our capital expenditures were $28.8 million and related primarily to upgrading equipment and implementing new manufacturing technologies in our copper tube and brass rod mills.  We anticipate investing approximately $30.0 million for capital expenditures in 2016.

Long-Term Debt
The Company's credit agreement provides for an unsecured $200.0 million revolving credit facility (the Revolving Credit Facility) and a $200.0 million Term Loan Facility, both of which mature on December 11, 2017.  The Revolving Credit Facility backed approximately $8.8 million in letters of credit at the end of 2015.

On February 2, 2015, Mueller-Xingrong entered into a secured revolving credit agreement with a total borrowing capacity of RMB 230 million (or approximately $36.0 million).  In addition, Mueller-Xingrong occasionally finances working capital through various accounts receivable and bank draft discount arrangements.  Total borrowings at Mueller-Xingrong were $10.8 million at December 26, 2015.

As of December 26, 2015, the Company's total debt was $216.0 million or 20.1 percent of its total capitalization.

Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of December 26, 2015, we were in compliance with all of our debt covenants.

Share Repurchase Program
The Company's Board of Directors has extended, until October 2016, its authorization to repurchase up to 20 million shares of the Company's common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 26, 2015, the Company had repurchased approximately 4.7 million shares under this authorization.

INDEX
Contractual Cash Obligations

The following table presents payments due by the Company under contractual obligations with minimum firm commitments as of December 26, 2015:

		Payments Due by Year
(In millions)	Total	2016	2017-2018	2019-2020	Thereafter

Total debt	$216.0	$11.8	$202.0	$2.0	$0.2
Consulting agreement (1)	1.3	0.7	0.6	—	—
Operating leases	28.8	7.8	10.4	3.7	6.9
Heavy machinery and equipment commitments	6.9	6.9	—	—	—
Purchase commitments (2)	560.6	560.4	0.1	0.1	—
Interest payments (3)	11.1	5.5	5.5	0.1	—

Total contractual cash obligations	$824.7	$593.1	$218.6	$5.9	$7.1

(1)	See Note 9 to Consolidated Financial Statements.

(2)
The Company has contractual supply commitments for raw materials totaling $529.9 million at year-end prices; these contracts contain variable pricing based on Comex and the London Metals Exchange. These commitments are for purchases of raw materials that are expected to be consumed in the ordinary course of business.

(3)
These payments represent interest on variable rate debt based on rates in effect at December 26, 2015. The Company entered into an interest rate swap, effective January 12, 2015, which fixed the interest rate associated with the majority of its variable rate debt.

The above obligations will be satisfied with existing cash, funds available under the credit agreement, and cash generated by operations.  The Company has no off-balance sheet financing arrangements except for the operating leases identified above.

Market Risks

The Company is exposed to market risks from changes in raw material and energy costs, interest rates, and foreign currency exchange rates.  To reduce such risks, the Company may periodically use financial instruments.  Hedging transactions are authorized and executed pursuant to policies and procedures.  Further, the Company does not buy or sell financial instruments for trading purposes.  A discussion of the Company's accounting for derivative instruments and hedging activities is included in "Note 1 - Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

Cost and Availability of Raw Materials and Energy

Raw materials, primarily copper and brass, represent the largest component of the Company's variable costs of production.  The cost of these materials is subject to global market fluctuations caused by factors beyond our control.  Significant increases in the cost of metal, to the extent not reflected in prices for our finished products, or the lack of availability could materially and adversely affect our business, results of operations and financial condition.

The Company occasionally enters into forward fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At year-end, we held open futures contracts to purchase approximately $33.9 million of copper over the next 12 months related to fixed-price sales orders and to sell approximately $13.6 million of copper over the next three months related to copper inventory.

INDEX

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to futures positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  There were no open futures contracts to purchase natural gas at December 26, 2015.

Interest Rates

The Company had variable-rate debt outstanding of $216.0 million at December 26, 2015 and $241.4 million at December 27, 2014.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pre-tax earnings and cash flows.  The primary interest rate exposures on floating-rate debt are based on LIBOR and the base-lending rate published by the People's Bank of China.  There was no fixed-rate debt outstanding as of December 26, 2015 or December 27, 2014.

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

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At December 26, 2015, the Company had open forward contracts with a financial institution to sell approximately 1.5 million euros, 8.6 million Swedish kronor, and 3.5 million Norwegian kroner through March 2016.  It also held open futures contracts to buy approximately 4.8 million euros through November 2016.

The Company's primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars.  The primary currencies to which we are exposed include the Canadian dollar, the British pound sterling, the Mexican peso, and the Chinese renminbi.  The Company generally views its investments in foreign subsidiaries with a functional currency other than the U.S. dollar as long-term.  As a result, we generally do not hedge these net investments.  The net investment in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates was $249.5 million at December 26, 2015 and $185.6 million at December 27, 2014.  The potential loss in value of the Company's net investment in foreign subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at December 26, 2015 and December 27, 2014 amounted to $25.0 million and $18.6 million, respectively.  This change would be reflected in the foreign currency translation component of AOCI in the equity section of our Consolidated Balance Sheets until the foreign subsidiaries are sold or otherwise disposed.

We have significant investments in foreign operations whose functional currency is the British pound sterling, the Mexican peso, and the Canadian dollar.  During 2015, the value of the British pound decreased approximately five percent, the Mexican peso decreased approximately 15 percent, and the Canadian dollar decreased approximately 16 percent relative to the U.S. dollar.  The resulting foreign currency translation losses were recorded as a component of AOCI.

INDEX
Critical Accounting Policies and Estimates

The Company's accounting policies are more fully described in "Note 1 - Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.  As disclosed in Note 1, the preparation of financial statements in conformity with general accepted accounting principles in the United States requires management to make estimates and assumptions about future events that affect amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.  Management believes the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective, and complex judgments.

Inventory Valuation Reserves

Our inventories are valued at the lower-of-cost-or-market.  The market price of copper cathode and scrap are subject to volatility.  During periods when open market prices decline below net realizable value, the Company may need to provide an allowance to reduce the carrying value of its inventory.  In addition, certain items in inventory may be considered excess or obsolete and, as such, we may establish an allowance to reduce the carrying value of those items to their net realizable value.  Changes in these estimates related to the value of inventory, if any, may result in a materially adverse impact on our reported financial position or results of operations.  The Company recognizes the impact of any changes in estimates, assumptions, and judgments in income in the period in which they are determined.

As of December 26, 2015 and December 27, 2014, our inventory valuation reserves were $6.2 million and $5.2 million, respectively. The expense recognized in each of these periods was immaterial to our Consolidated Financial Statements.

Impairment of Goodwill

As of December 26, 2015, we had $120.3 million of recorded goodwill from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets we have acquired.  During 2015 we recorded $21.2 million in additional goodwill associated with our Great Lakes and Turbotec acquisitions.
Goodwill is subject to impairment testing, which is performed annually as of the first day of the fourth quarter unless circumstances indicate the need to accelerate the timing of the tests.  These circumstances include a significant change in the business climate, operating performance indicators, competition, or sale or disposition of a significant portion of one of our businesses.  In our evaluation of goodwill impairment, we perform a qualitative assessment at the reporting unit level that requires management judgment and the use of estimates to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the qualitative assessment is not conclusive, we proceed to a two-step process to test goodwill for impairment.  The first step is to compare the fair value of the reporting unit to its carrying value (including attributable goodwill).  If this process indicates that the fair value is less than the carrying value, a second step of impairment testing is performed to measure the potential amount of goodwill impairment loss.  In step two, we allocate the fair value of the reporting unit determined in step one to its assets and liabilities as if it had just been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit.  The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities is referred to as the implied fair value of goodwill.  The implied fair value of goodwill is then compared to the actual carrying value of goodwill.  If the implied fair value is less than the carrying value, we would be required to recognize an impairment loss for that excess.
We identify reporting units by evaluating components of our operating segments and combining those components with similar economic characteristics.  Reporting units with significant recorded goodwill include SPD, Great Lakes, European Operations, Westermeyer (reported in the EPD operating segment), and Turbotec, (reported in the EPD operating segment).
The fair value of each reporting unit is estimated using a combination of the income and market approaches, incorporating market participant considerations and management's assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Estimates used by management can significantly affect the outcome of the impairment test.  Changes in forecasted operating results and other assumptions could materially affect these estimates.

INDEX
We evaluated each reporting unit during the fourth quarters of 2015 and 2014, as applicable. The estimated fair value of each of these reporting units exceeded its carrying values in 2015 and 2014, and we do not believe that any of these reporting units were at risk of impairment as of December 26, 2015.

Environmental Reserves

We recognize an environmental reserve when it is probable that a loss is likely to occur and the amount of the loss is reasonably estimable.  We estimate the duration and extent of our remediation obligations based upon reports of outside consultants; internal analyses of cleanup costs; communications with regulatory agencies; and changes in environmental law.  If we were to determine that our estimates of the duration or extent of our environmental obligations were no longer accurate, we would adjust our environmental reserve accordingly in the period that such determination is made.  Estimated future expenditures for environmental remediation are not discounted to their present value.  Accrued environmental liabilities are not reduced by potential insurance reimbursements.

Environmental expenses that relate to ongoing operations are included as a component of cost of goods sold.  Environmental expenses related to non-operating properties are included in other income, net in the Consolidated Statements of Income.

Income Taxes

We estimate total income tax expense based on domestic and international statutory income tax rates in the tax jurisdictions where we operate, permanent differences between financial reporting and tax reporting, and available credits and incentives.

Deferred income tax assets and liabilities are recognized for the future tax effects of temporary differences between the treatment of certain items for financial statement and tax purposes using tax rates in effect for the years in which the differences are expected to reverse.  Realization of certain components of deferred tax assets is dependent upon the occurrence of future events.

Valuation allowances are recorded when, in the opinion of management, it is more likely than not that all or a portion of the deferred tax assets will not be realized.  These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels, and are based on our judgment, estimates, and assumptions.  In the event we were to determine that we would not be able to realize all or a portion of the net deferred tax assets in the future, we would increase the valuation allowance through a charge to income tax expense in the period that such determination is made.  Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future, in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made.

We record liabilities for known or anticipated tax issues based on our analysis of whether, and the extent to which, additional taxes will be due.  These unrecognized tax benefits are retained until the associated uncertainty is resolved.  Tax benefits for uncertain tax positions that are recognized in the Consolidated Financial Statements are measured as the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement.  To the extent we prevail in matters for which a liability for an uncertain tax position is established or are required to pay amounts in excess of the liability, our effective tax rate in a given period may be materially affected.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report contains various forward-looking statements and includes assumptions concerning the Company's operations, future results, and prospects.  These forward-looking statements are based on current expectations and are subject to risk and uncertainties, and may be influenced by factors that could cause actual outcomes and results to be materially different from those predicted.  The forward-looking statements reflect knowledge and information available as of the date of preparation of the Annual Report, and the Company undertakes no obligation to update these forward-looking statements.  We identify the forward-looking statements by using the words "anticipates," "believes," "expects," "intends" or similar expressions in such statements.

INDEX

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

INDEX

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 26, 2015, December 27, 2014, and December 28, 2013

(In thousands, except per share data)	2015	2014	2013

Net sales	$2,100,002	$2,364,227	$2,158,541

Cost of goods sold	1,809,702	2,043,719	1,862,089
Depreciation and amortization	34,608	33,735	32,394
Selling, general, and administrative expense	130,358	131,740	134,914
Insurance settlements	—	—	(106,332)
Gain on sale of assets	(15,376)	(6,259)	(39,765)
Impairment charges	—	—	4,304
Severance	3,442	7,296	—

Operating income	137,268	153,996	270,937

Interest expense	(7,667)	(5,740)	(3,990)
Other income (expense), net	2,188	(243)	4,451

Income before income taxes	131,789	148,013	271,398

Income tax expense	(43,382)	(45,479)	(98,109)

Consolidated net income	88,407	102,534	173,289

Less net income attributable to noncontrolling interest	(543)	(974)	(689)

Net income attributable to Mueller Industries, Inc.	$87,864	$101,560	$172,600

Weighted average shares for basic earnings per share	56,316	56,042	55,742
Effect of dilutive stock-based awards	652	726	742

Adjusted weighted average shares for diluted earnings per share	56,968	56,768	56,484

Basic earnings per share	$1.56	$1.81	$3.10

Diluted earnings per share	$1.54	$1.79	$3.06

Dividends per share	$0.30	$0.30	$0.25

See accompanying notes to consolidated financial statements.

INDEX

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 26, 2015, December 27, 2014, and December 28, 2013

(In thousands)	2015	2014	2013

Consolidated net income	$88,407	$102,534	$173,289

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(19,108)	(6,766)	3,285
Net change with respect to derivative instruments and hedging activities(1)	(1,056)	(2,499)	1,713
Net actuarial gain (loss) on pension and postretirement obligations(2)	6,735	(23,006)	27,369
Other, net	(49)	15	151

Total other comprehensive (loss) income	(13,478)	(32,256)	32,518

Comprehensive income	74,929	70,278	205,807
Comprehensive loss (income) attributable to noncontrolling interest	867	(822)	(1,404)

Comprehensive income attributable to Mueller Industries, Inc.	$75,796	$69,456	$204,403

See accompanying notes to consolidated financial statements.

(1) Net of taxes of $575 in 2015, $1,362 in 2014, and $(962) in 2013

(2) Net of taxes of $(3,221) in 2015, $10,180 in 2014, and $(15,015) in 2013

INDEX
MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 26, 2015 and December 27, 2014

(In thousands, except share data)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$274,844	$352,134
Accounts receivable, less allowance for doubtful accounts of $623 in 2015 and $666 in 2014	251,571	275,065
Inventories	239,378	256,585
Other current assets	34,608	57,429

Total current assets	800,401	941,213

Property, plant, and equipment, net	280,224	245,910
Goodwill, net	120,252	102,909
Intangible assets	40,636	18,464
Investment in unconsolidated affiliate	65,900	—
Other assets	31,388	19,600

Total Assets	$1,338,801	$1,328,096

Liabilities
Current liabilities:
Current portion of debt	$11,760	$36,194
Accounts payable	88,051	100,735
Accrued wages and other employee costs	35,636	41,595
Other current liabilities	73,982	59,545

Total current liabilities	209,429	238,069

Long-term debt, less current portion	204,250	205,250
Pension liabilities	17,449	20,070
Postretirement benefits other than pensions	17,427	21,486
Environmental reserves	20,943	21,842
Deferred income taxes	7,161	24,556
Other noncurrent liabilities	2,440	1,389

Total liabilities	479,099	532,662

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 57,158,608 in 2015 and 56,901,445 in 2014	802	802
Additional paid-in capital	271,158	268,575
Retained earnings	1,063,543	992,798
Accumulated other comprehensive loss	(54,990)	(42,923)
Treasury common stock, at cost	(453,228)	(457,102)

Total Mueller Industries, Inc. stockholders' equity	827,285	762,150
Noncontrolling interest	32,417	33,284

Total equity	859,702	795,434

Commitments and contingencies	—	—

Total Liabilities and Equity	$1,338,801	$1,328,096

See accompanying notes to consolidated financial statements.

INDEX
MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 26, 2015, December 27, 2014, and December 28, 2013

(In thousands)	2015	2014	2013
Operating activities:
Consolidated net income	$88,407	$102,534	$173,289
Reconciliation of net income to net cash provided by operating activities:
Depreciation	30,556	30,205	30,946
Amortization of intangibles	4,052	3,530	1,448
Amortization of debt issuance costs	432	341	299
Stock-based compensation expense	6,244	6,265	5,704
Insurance settlements	—	—	(106,332)
Gain on disposal of assets	(14,815)	(5,405)	(42,300)
Insurance proceeds – noncapital related	—	—	32,395
Impairment charges	—	—	4,304
Income tax benefit from exercise of stock options	(972)	(837)	(719)
Deferred income taxes	(15,818)	(6,495)	19,213
Recovery of doubtful accounts receivable	(130)	(500)	(273)
Changes in assets and liabilities, net of businesses acquired and sold:
Receivables	51,660	(21,432)	19,383
Inventories	41,086	1,381	5,963
Other assets	12,449	(23,652)	562
Current liabilities	(45,585)	5,849	(14,139)
Other liabilities	436	(2,223)	(1,935)
Other, net	1,607	1,044	705

Net cash provided by operating activities	159,609	90,605	128,513

Investing activities:
Proceeds from sale of assets, net of cash transferred	5,538	33,788	65,147
Acquisition of businesses, net of cash acquired	(105,944)	(30,137)	(55,276)
Capital expenditures	(28,834)	(39,173)	(41,349)
Investment in unconsolidated affiliate	(65,900)	—	—
Insurance proceeds	—	—	29,910
Net withdrawals from (deposits into) restricted cash balances	4,333	(2,902)	(1,417)

Net cash used in investing activities	(190,807)	(38,424)	(2,985)

Financing activities:
Dividends paid to stockholders of Mueller Industries, Inc.	(16,903)	(16,819)	(13,941)
Repayments of long-term debt	(1,000)	(1,050)	(1,000)
(Repayment) issuance of debt by joint venture, net	(23,567)	7,258	857
Net cash used to settle stock-based awards	(760)	(777)	(228)
Income tax benefit from exercise of stock options	972	837	719
Debt issuance costs	—	—	(50)

Net cash used in financing activities	(41,258)	(10,551)	(13,643)

Effect of exchange rate changes on cash	(4,834)	(1,296)	981

(Decrease) increase in cash and cash equivalents	(77,290)	40,334	112,866
Cash and cash equivalents at the beginning of the year	352,134	311,800	198,934

Cash and cash equivalents at the end of the year	$274,844	$352,134	$311,800

See accompanying notes to consolidated financial statements.

INDEX
MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 26, 2015, December 27, 2014, and December 28, 2013

	2015		2014		2013
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at beginning of year	80,183	$802	80,183	$401	80,183	$401
Issuance of shares under two-for-one stock split	—	—	—	401	—	—

Balance at end of year	80,183	$802	80,183	$802	80,183	$401

Additional paid-in capital:
Balance at beginning of year		$268,575		$267,142		$267,826
Issuance of shares under incentive stock option plans		(1,074)		(1,646)		(1,205)
Stock-based compensation expense		6,244		6,265		5,704
Income tax benefit from exercise of stock options		972		837		719
Issuance of shares under two-for-one stock split		—		(401)		—
Issuance of restricted stock		(3,559)		(3,622)		(5,902)

Balance at end of year		$271,158		$268,575		$267,142

Retained earnings:
Balance at beginning of year		$992,798		$908,274		$749,777
Net income attributable to Mueller Industries, Inc.		87,864		101,560		172,600
Dividends paid or payable to stockholders of Mueller Industries, Inc.		(17,119)		(17,036)		(14,103)

Balance at end of year		$1,063,543		$992,798		$908,274

Accumulated other comprehensive (loss) income:
Balance at beginning of year		$(42,923)		$(10,819)		$(42,623)
Total other comprehensive (loss) income attributable to Mueller Industries, Inc.		(12,067)		(32,104)		31,804

Balance at end of year		$(54,990)		$(42,923)		$(10,819)

INDEX

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(continued)
Years Ended December 26, 2015, December 27, 2014, and December 28, 2013

	2015		2014		2013
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Treasury stock:
Balance at beginning of year	23,282	$(457,102)	23,578	$(461,593)	23,984	$(468,473)
Issuance of shares under incentive stock option plans	(149)	2,930	(208)	4,504	(244)	4,716
Repurchase of common stock	84	(2,840)	107	(3,832)	140	(3,738)
Issuance of restricted stock	(193)	3,784	(195)	3,819	(302)	5,902

Balance at end of year	23,024	$(453,228)	23,282	$(457,102)	23,578	$(461,593)

Noncontrolling interest:
Balance at beginning of year		$33,284		$32,462		$31,058
Net income attributable to noncontrolling interest		543		974		689
Foreign currency translation		(1,410)		(152)		715

Balance at end of year		$32,417		$33,284		$32,462

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

Fiscal Years

The Company's fiscal year consists of 52 weeks ending on the last Saturday of December.  These dates were December 26, 2015, December 27, 2014, and December 28, 2013.

Reclassifications

Certain reclassifications have been made to the prior years' Consolidated Financial Statements to conform to the current year's presentation.

Basis of Presentation

The Consolidated Financial Statements include the accounts of Mueller Industries, Inc. and its majority owned subsidiaries.  The noncontrolling interest represents a separate private ownership of 49.5 percent of Jiangsu Mueller-Xingrong Copper Industries Limited (Mueller-Xingrong), which manufactures and sells copper tube and fittings in China.  The Consolidated Financial Statements also include the Company's investment in MA Industrial JV LLC, the joint venture (Joint Venture) that acquired Tecumseh Products Company (Tecumseh), which manufactures compressors and related products globally.  This investment is accounted for using the equity method of accounting.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Acquisitions

Accounting for acquisitions requires the Company to recognize separately from goodwill the assets acquired and liabilities assumed at their acquisition date fair values.  Goodwill is measured as the excess of the purchase price over the net amount allocated to the identifiable assets acquired and liabilities assumed.  While management uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement.  As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.  The operating results generated by the acquired businesses are included in the Consolidated Statements of Income from their respective dates of acquisition.  Acquisition related costs are expensed as incurred.  See "Note 2 – Acquisitions and Dispositions" for additional information.

INDEX

Cash Equivalents

Temporary investments with original maturities of three months or less are considered to be cash equivalents.  These investments are stated at cost.  At December 26, 2015 and December 27, 2014, temporary investments consisted of money market mutual funds, commercial paper, bank repurchase agreements, and U.S. and foreign government securities totaling $106.4 million and $144.9 million, respectively.  Included in other current assets is restricted cash of $3.7 million and $8.1 million at December 26, 2015 and December 27, 2014, respectively.  These amounts represent required deposits into brokerage accounts that facilitate the Company's hedging activities and deposits that secure certain short-term notes issued under Mueller-Xingrong's credit facility.

Allowance for Doubtful Accounts

The Company provides an allowance for receivables that may not be fully collected.  In circumstances where the Company is aware of a customer's inability to meet their financial obligations (e.g., bankruptcy filings or substantial credit rating downgrades), it records an allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount it believes most likely will be collected.  For all other customers, the Company recognizes an allowance for doubtful accounts based on its historical collection experience.  If circumstances change (e.g., greater than expected defaults or an unexpected material change in a major customer's ability to meet their financial obligations), the Company could change its estimate of the recoverability of amounts due by a material amount.

Inventories

The Company's inventories are valued at the lower-of-cost-or-market.  The material component of its U.S. copper tube and copper fittings inventories is valued on a LIFO basis.  Other manufactured inventories, including the non-material components of U.S. copper tube and copper fittings, are valued on a FIFO basis.  Certain inventories purchased for resale are valued on an average cost basis.  Elements of cost in finished goods inventory in addition to the cost of material include depreciation, amortization, utilities, maintenance, production wages, and transportation costs.

The market price of copper cathode and scrap is subject to volatility.  During periods when open market prices decline below net book value, the Company may need to provide an allowance to reduce the carrying value of its inventory.  In addition, certain items in inventory may be considered obsolete and, as such, the Company may establish an allowance to reduce the carrying value of those items to their net realizable value.  Changes in these estimates related to the value of inventory, if any, may result in a materially adverse impact on the Company's reported financial position or results of operations.  The Company recognizes the impact of any changes in estimates, assumptions, and judgments in income in the period in which it is determined.  See "Note 3 – Inventories" for additional information.

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost less accumulated depreciation.  Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to expense as incurred.  Depreciation of buildings, machinery, and equipment is provided on the straight-line method over the estimated useful lives ranging from 20 to 40 years for buildings and five to 20 years for machinery and equipment.  Leasehold improvements are amortized over the lesser of their useful life or the remaining lease term.

The Company continually evaluates these assets to determine whether events or changes in circumstances have occurred that may warrant revision of the estimated useful life or whether the remaining balance should be evaluated for possible impairment.  See "Note 5 – Property, Plant, and Equipment, Net" for additional information.

INDEX

Goodwill

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Several factors give rise to goodwill in business acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired business. Goodwill is evaluated annually for possible impairment as of the first day of the fourth quarter unless circumstances indicate the need to accelerate the timing of the evaluation. In the evaluation of goodwill impairment, management performs a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, management proceeds to a two-step process to test goodwill for impairment, including comparing the fair value of the reporting unit to its carrying value (including attributable goodwill).  If this process indicates that the fair value is less than the carrying value, a second step of impairment testing is performed to measure the potential amount of goodwill impairment loss.

Fair value for the Company's reporting units is determined using a combination of the income and market approaches (Level 3 within the fair value hierarchy), incorporating market participant considerations and management's assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures.  The market approach measures the fair value of a business through the analysis of publicly traded companies or recent sales of similar businesses.  The income approach uses a discounted cash flow model to estimate the fair value of reporting units based on expected cash flows (adjusted for capital investment required to support operations) and a terminal value.  This cash flow stream is discounted to its present value to arrive at a fair value for each reporting unit.  Future earnings are estimated using the Company's most recent annual projections, applying a growth rate to future periods.  Those projections are directly impacted by the condition of the markets in which the Company's businesses participate.  The discount rate selected for the reporting units is generally based on rates of return available for comparable companies at the date of valuation.  Fair value determinations may include both internal and third-party valuations.  See "Note 6 – Goodwill and Other Intangible Assets" for additional information.

Investment in Unconsolidated Affiliate

The Company owns a 50 percent interest in the Joint Venture, an unconsolidated affiliate that acquired Tecumseh. This investment is accounted for using the equity method of accounting as the Company can exercise significant influence but does not own a majority equity interest or otherwise control the Joint Venture.  Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions.

The Company records its proportionate share of the investee's net income one quarter in arrears as equity in earnings of the unconsolidated affiliate in the Consolidated Statements of Income.  Due to the timing of the investment in 2015, there was no amount recorded during the year ended December 26, 2015.  The Company's proportionate share of the investee's other comprehensive income (loss), net of income taxes, is recorded in the Consolidated Statements of Changes in Equity and Consolidated Statements of Comprehensive Income. In general, the equity investment in the unconsolidated affiliate is equal to the current equity investment plus that entity's undistributed earnings.

The investment in the unconsolidated affiliate is assessed periodically for impairment and is written down when the carrying amount is not considered fully recoverable.  See "Note 7 - Equity Method Investment" for additional information.

Self-Insurance Accruals

The Company is primarily self-insured for workers' compensation claims and benefits paid under certain employee health care programs.  Accruals are primarily based on estimated undiscounted cost of claims, which includes incurred but not reported claims, and are classified as accrued wages and other employee costs.

Pension and Other Postretirement Benefit Plans

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

INDEX

The expected return on plan assets is determined using the market value of plan assets.  Differences between assumed and actual returns are amortized to the market value of assets on a straight-line basis over the average remaining service period of the plan participants using the corridor approach.  The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions.  These unrecognized gains and losses are amortized when the net gains and losses exceed 10 percent of the greater of the market value of the plan assets or the projected benefit obligation.  The amount in excess of the corridor is amortized over the average remaining service period of the plan participants.  For 2015, the average remaining service period for the pension plans was nine years.  See "Note 14 –Benefit Plans" for additional information.

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

Environmental expenses that relate to ongoing operations are included as a component of cost of goods sold.  Environmental expenses related to non-operating properties are included in other income, net on the Consolidated Statements of Income.  See "Note 9 – Commitments and Contingencies" for additional information.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards calculated using the treasury stock method.  Approximately 427 thousand and 180 thousand stock-based awards were excluded from the computation of diluted earnings per share for the years ended December 26, 2015 and December 27, 2014, respectively, because they were antidilutive.

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

INDEX

These estimates are highly subjective and could be affected by changes in business conditions and other factors.  Changes in any of these factors could have a material impact on future income tax expense.  See "Note 10 – Income Taxes" for additional information.

Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between the Company and its customers, primarily value added taxes in foreign jurisdictions, are accounted for on a net (excluded from revenues and costs) basis.

Stock-Based Compensation

The Company has in effect stock incentive plans under which stock-based awards have been granted to certain employees and members of its Board of Directors.  Stock-based compensation expense is recognized in the Consolidated Statements of Income as a component of selling, general, and administrative expense based on the grant date fair value of the awards.  See "Note 12 – Stock-Based Compensation" for additional information.

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

All derivatives are recognized in the Consolidated Balance Sheets at their fair value.  On the date the derivative contract is entered into, it is designated as (i) a hedge of a forecasted transaction or the variability of cash flow to be paid (cash flow hedge), or (ii) a hedge of the fair value of a recognized asset or liability (fair value hedge).  Changes in the fair value of a derivative that is qualified, designated, and highly effective as a cash flow hedge are recorded in accumulated other comprehensive income (AOCI), to the extent effective, until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of a derivative that is qualified, designated, and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings.  Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.

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

INDEX

The Company primarily executes derivative contracts with major financial institutions.  These counterparties expose the Company to credit risk in the event of non-performance.  The amount of such exposure is limited to the fair value of the contract plus the unpaid portion of amounts due to the Company pursuant to terms of the derivative instruments, if any.  If a downgrade in the credit rating of these counterparties occurs, management believes that this exposure is mitigated by provisions in the derivative arrangements which allow for the legal right of offset of any amounts due to the Company from the counterparties with any amounts payable to the counterparties by the Company.  As a result, management considers the risk of loss from counterparty default to be minimal.  See "Note 15 – Derivative Instruments and Hedging Activities" for additional information.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.

The fair value of long-term debt at December 26, 2015 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as Level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.  Outstanding borrowings have variable interest rates that re-price frequently at current market rates.

Foreign Currency Translation

For foreign subsidiaries in which the functional currency is not the U.S. dollar, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year.  Translation gains and losses are included in equity as a component of AOCI.  Included in the Consolidated Statements of Income were transaction losses of $1.7 million in 2015, gains of $0.1 million in 2014, and losses of $0.1 million in 2013.

Use of and Changes in Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include but are not limited to: pension and other postretirement benefit plan obligations, tax liabilities, loss contingencies, litigation claims, environmental reserves, and impairment assessments on long-lived assets (including goodwill).

Change in Segment Reporting

Beginning in fiscal year 2016, the Company will change its operating segments and report future results as three separate segments: Piping Systems, Industrial Metals, and Cold Climate.

Recently Issued Accounting Standards

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

INDEX

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issue Costs (ASU 2015-03).  The ASU simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as a separate asset.  In circumstances in which there is not an associated debt liability amount recorded in the financial statements when the debt issuance costs are incurred, they will be reported on the balance sheet as an asset until the debt liability is recorded.  The guidance is effective for public business entities in interim and fiscal periods beginning after December 15, 2015.  Retrospective application is required, and early adoption is permitted.  The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11).  The ASU simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value, defined as the estimated selling price in the normal course of business less reasonably predictable costs of completion, sale, and transportation.  It does not impact existing impairment models to inventories that are accounted for using LIFO.  The guidance is effective for public business entities in interim and fiscal periods beginning after December 15, 2016.  Early adoption is permitted and prospective application is required.  The Company has elected early adoption of ASU 2015-11 effective December 26, 2015 in order to simplify the measurement of inventory.  The adoption of the ASU did not have a material impact on the Company's Consolidated Financial Statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16).  The ASU eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively.  Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date.  The new guidance is effective for public business entities for fiscal years beginning after December 15, 2015.  Early adoption is permitted and the ASU applies to open measurement periods after the effective date, regardless of the acquisition date.  The Company has elected early adoption of ASU 2015-16 effective September 27, 2015.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (ASU 2015-17).  The ASU simplifies the presentation of deferred income taxes by requiring that all deferred tax liabilities and assets be classified as noncurrent in the Consolidated Balance Sheets.  In addition, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets.  This guidance is effective for public business entities in interim and fiscal periods beginning after December 15, 2016.  Prospective or retrospective application is allowed, and early adoption is permitted.  The Company has elected early adoption of ASU 2015-17 effective December 26, 2015 on a prospective basis; prior periods were not retrospectively adjusted.  As a result of the adoption, $24.6 million of deferred tax assets that were previously classified as current assets were reclassified to noncurrent assets in the Consolidated Balance Sheet as of December 26, 2015.

INDEX
Note 2 – Acquisitions and Dispositions

2015 Acquisitions

Great Lakes Copper

On July 31, 2015, the Company entered into a Share Purchase Agreement with Great Lakes Copper, Inc. providing for the purchase of all of the outstanding shares of Great Lakes Copper Ltd. (Great Lakes) for $70.0 million in cash, including a $1.5 million post-closing working capital adjustment.  Great Lakes manufactures copper tube products in Canada.  This acquisition complements the Company's existing copper tube businesses in the Plumbing & Refrigeration segment.

Sherwood Valve Products

On June 18, 2015, the Company entered into a Membership Interest Purchase Agreement with Sherwood Valve Products, LLC (Sherwood) providing for the purchase of all of the outstanding equity interests of Sherwood for $21.8 million in cash, net of a post-closing working capital adjustment.  Sherwood manufactures valves and fluid control solutions for the HVAC, refrigeration, and compressed gas markets.  The acquisition of Sherwood complements the Company's existing refrigeration business, a component of the OEM segment.

Turbotec Products, Inc.

On March 30, 2015, the Company entered into a Stock Purchase Agreement with Turbotec Products, Inc. (Turbotec) providing for the purchase of all of the outstanding capital stock of Turbotec for approximately $14.1 million in cash, net of a post-closing working capital adjustment. Turbotec manufactures coaxial heat exchangers and twisted tubes for the heating, ventilation, and air-conditioning (HVAC), geothermal, refrigeration, swimming pool heat pump, marine, ice machine, commercial boiler, and heat reclamation markets.  The acquisition of Turbotec complements the Company's existing refrigeration business, a component of the OEM segment.

2014 Acquisition

Yorkshire Copper Tube

On February 28, 2014, the Company entered into a definitive agreement with KME Yorkshire Limited to acquire certain assets and assume certain liabilities of its copper tube business.  Yorkshire Copper Tube (Yorkshire) produces European standard copper distribution tubes.   The purchase price was approximately $30.1 million, paid in cash.  The acquisition of Yorkshire complements the Company's existing copper tube businesses in the Plumbing & Refrigeration segment.

The Company recognized approximately $3.4 million of severance costs related to the reorganization of Yorkshire during 2015, compared to $7.3 million in 2014.  The Company does not expect to incur further severance costs for the rationalization of the business.

2013 Acquisition

Howell Metals Company

On October 17, 2013, the Company entered into a Stock Purchase Agreement with Commercial Metals Company and Howell Metal Company (Howell) providing for the purchase of all of the outstanding capital stock of Howell for approximately $55.3 million in cash, net of working capital adjustments.  Howell manufactures copper tube and line sets for U.S. distribution.  The acquisition of Howell complements the Company's copper tube and line sets businesses, both components of the Plumbing & Refrigeration segment.

These acquisitions were accounted for using the acquisition method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values.

INDEX
The following table summarizes the allocation of the purchase price to acquire these businesses, which was financed by available cash balances, as well as the assets acquired and liabilities assumed at the respective acquisition dates.  For the Great Lakes, Sherwood, and Turbotec acquisitions, the purchase price allocations are provisional as of December 26, 2015 and subject to change upon completion of the final valuation of the long-lived assets during their respective measurement periods.

(in thousands)	Great Lakes		Sherwood	Turbotec	Yorkshire		Howell

Total consideration	$70,011		$21,795	$14,138	$30,137		$55,276

Allocated to:
Accounts receivable	26,079		6,490	1,936	—		14,564
Inventories	15,233		11,892	3,247	17,579		27,615
Other current assets	22		260	72	1,034		571
Property, plant, and equipment	22,771		10,327	9,080	2,103		20,293
Goodwill(1)	19,087	(1)	—	2,088	8,075	(1)	1,358	(1)
Intangible assets	27,468		(38)	880	16,937		2,320
Other assets	1,413		—	59	—		—
Total assets acquired	112,073		28,931	17,362	45,728		66,721

Accounts payable	36,026		6,022	1,603	10,188		9,208
Accrued wages & other employee costs	—		471	356	1,167		703
Other current liabilities	381		487	51	4,236		1,534
Postretirement benefits other than pensions	5,655		—	—	—		—
Other noncurrent liabilities	—		156	1,214	—		—
Total liabilities assumed	42,062		7,136	3,224	15,591		11,445

Net assets acquired	$70,011		$21,795	$14,138	$30,137		$55,276

(1) Tax-deductible goodwill

The following details the total intangible assets identified in the allocation of the purchase price at the respective acquisition dates:

(in thousands)	Estimated Useful Life	Great Lakes	Turbotec	Yorkshire	Howell

Intangible asset type:
Customer relationships	20 years	$20,273	$350	$10,699	$1,910
Non-compete agreements	3-5 years	2,269	90	4,504	—
Patents and technology	10-15 years	3,104	220	—	—
Trade names and licenses	5-10 years	2,453	220	1,055	410
Other	2-5 years	(631)	—	679	—

Total intangible assets		$27,468	$880	$16,937	$2,320

The results of operations of the acquired businesses were included in the Company's Consolidated Financial Statements from their respective acquisition dates.

INDEX

2015 Disposition

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

The net book value of the assets disposed was $2.3 million.  For goodwill testing purposes, these assets were part of the SPD reporting unit, which is a component of the Company's Plumbing & Refrigeration segment.  Because these assets met the definition of a business, $2.4 million of the SPD reporting unit's goodwill balance was allocated to the disposal group.  The amount of goodwill allocated was based on the relative fair values of the asset group that was disposed and the portion of the SPD reporting unit that was retained.

2014 Dispositions

On November 21, 2014, the Company entered into a Share Purchase Agreement with Travis Perkins PLC to sell all of the outstanding capital stock of Mueller Primaflow Limited (Primaflow), the Company's United Kingdom based plumbing and heating systems import distribution business, for approximately $24.9 million.  Primaflow, which serves markets in the United Kingdom and Ireland, was included in the Plumbing & Refrigeration segment and reported net sales of $57.5 million and after-tax net income of $4.4 million for the 2014 fiscal year.  The carrying value of the assets disposed totaled $25.3 million, consisting primarily of accounts receivable and inventories.  The carrying value of the liabilities disposed totaled $7.1 million, consisting primarily of accounts payable and other current liabilities.  In addition, the Company recognized a cumulative translation loss of $6.0 million.  The net gain on the sale of this business was immaterial to the Consolidated Financial Statements.

During November 2014, the Company sold its ABS plastic pipe manufacturing assets.  These assets had a carrying value of approximately $1.9 million and were part of the SPD reporting unit, which is a component of the Plumbing & Refrigeration segment.  The sales price was $6.0 million, which resulted in a pre-tax gain of $4.1 million.

2013 Disposition

On August 9, 2013, the Company sold certain of its plastic fittings manufacturing assets located in Portage, Michigan and Ft. Pierce, Florida.  Simultaneously, the Company entered into a lease agreement with the purchaser of the assets to continue to manufacture and distribute Schedule 40 plastic fittings utilizing the Ft. Pierce assets for a period of approximately eight to 14 months (Transition Period).  The total sale price was $66.2 million, of which $61.2 million was received on August 9, 2013; the remaining $5.0 million was received during the second quarter of 2014.  This transaction resulted in a pre-tax gain of $39.8 million in the third quarter of 2013, or 41 cents per diluted share after tax.

The net book value of the plastic fittings manufacturing assets disposed was $15.9 million.  For goodwill testing purposes, these assets were part of the SPD reporting unit, which is a component of the Company's Plumbing & Refrigeration segment.  Because these assets met the definition of a business, $10.5 million of the SPD reporting unit's goodwill balance was allocated to the disposal group.  The amount of goodwill allocated was based on the relative fair values of the asset group that was disposed and the portion of the SPD reporting unit that was retained.

The Company has continued to manufacture and supply plastic drain, waste, and vent (DWV) fittings, and extended its third party supply agreement to complement its product offering with purchased products it does not manufacture with the remaining assets.  This supply agreement was originally entered into after the majority of the Company's plastic manufacturing assets were destroyed in the 2011 fire at its Wynne, Arkansas facility.

With the decision to cease the Company's manufacturing operations in Portage, there was an evaluation of the remaining long-lived assets for impairment, and it was determined that the carrying values of the land and building were no longer recoverable.  An impairment charge of $3.2 million was recognized during the third quarter of 2013 to adjust the carrying values of the land and building to their estimated fair value.  The fair value estimate was determined by obtaining and evaluating recent sales data for similar assets (Level 2 within the fair value hierarchy).  During March 2014, the land and building in Portage were sold for $4.7 million, resulting in a pre-tax gain of $1.4 million.

INDEX
Note 3 – Inventories

(In thousands)	2015	2014

Raw materials and supplies	$58,987	$53,586
Work-in-process	25,161	39,707
Finished goods	161,410	168,481
Valuation reserves	(6,180)	(5,189)

Inventories	$239,378	$256,585

Inventories valued using the LIFO method totaled $27.6 million at December 26, 2015 and $25.9 million at December 27, 2014.  At December 26, 2015 and December 27, 2014, the approximate FIFO cost of such inventories was $80.7 million and $104.8 million, respectively.  Additionally, the Company values certain inventories purchased for resale on an average cost basis.  The value of those inventories was $48.8 million at December 26, 2015 and $47.7 million at December 27, 2014.

At the end of 2015 and 2014, the FIFO value of inventory consigned to others was $3.7 million and $4.3 million, respectively.

Note 4 – Consolidated Financial Statement Details

Other Current Liabilities

Included in other current liabilities were accrued discounts and allowances of $46.6 million at December 26, 2015 and $45.3 million at December 27, 2014 and taxes payable of $10.3 million at December 26, 2015 and $0.9 million at December 27, 2014.

Other (Expense) Income, Net

(In thousands)	2015	2014	2013

Gain on the sale of non-operating property	$—	$—	$3,000
Interest income	1,029	573	906
Environmental expense, non-operating properties	(46)	(822)	(823)
Other	1,205	6	1,368

Other (expense) income, net	$2,188	$(243)	$4,451

INDEX
Note 5 – Property, Plant, and Equipment, Net

(In thousands)	2015	2014

Land and land improvements	$13,046	$12,198
Buildings	128,322	120,035
Machinery and equipment	597,209	561,093
Construction in progress	47,746	44,787

	786,323	738,113
Less accumulated depreciation	(506,099)	(492,203)

Property, plant, and equipment, net	$280,224	$245,910

Note 6 – Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill were as follows:

(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Total

Goodwill	$131,462	12,300	143,762
Accumulated impairment charges	(39,434)	(9,971)	(49,405)

Balance at December 28, 2013:	92,028	2,329	94,357

Additions(1)	9,123	—	9,123
Currency translation	(571)	—	(571)

Balance at December 27, 2014:	100,580	2,329	102,909

Additions	19,087	2,088	21,175
Disposition	(2,418)	—	(2,418)
Currency translation	(1,414)	—	(1,414)
Balance at December 26, 2015:
Goodwill	155,269	14,388	169,657
Accumulated impairment charges	(39,434)	(9,971)	(49,405)

Goodwill, net	$115,835	$4,417	$120,252

(1) Includes finalization of the purchase price allocation adjustment for Howell of $1.0 million
Reporting units with recorded goodwill include SPD, Great Lakes, European Operations, Westermeyer (reported in the EPD operating segment), and Turbotec (reported in the EPD operating segment).  Several factors give rise to goodwill in the Company's acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired businesses.  There were no impairment charges resulting from the 2015, 2014, or 2013 annual impairment tests as the estimated fair value of each of the reporting units exceeded its carrying value.

INDEX
Other Intangible Assets

The gross and net book value of other intangible assets included in other assets at December 26, 2015 was as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$30,882	$(1,488)	$29,394
Non-compete agreements	6,534	(2,838)	3,696
Patents and technology	9,798	(5,323)	4,475
Trade names and licenses	4,160	(574)	3,586
Other	213	(728)	(515)

Other intangible assets	$51,587	$(10,951)	$40,636

The carrying amount of intangible assets at December 27, 2014 was as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$11,852	$(526)	$11,326
Non-compete agreements	4,495	(1,307)	3,188
Patents and technology	6,852	(4,744)	2,108
Trade names and licenses	1,670	(252)	1,418
Other	877	(453)	424

Other intangible assets	$25,746	$(7,282)	$18,464

Amortization expense for intangible assets was $4.1 million in 2015, $3.5 million in 2014, and $1.4 million in 2013.  Future amortization expense is estimated as follows:

(In thousands)	Amount

2016	$4,296
2017	3,014
2018	2,709
2019	2,647
2020	2,480
Thereafter	25,490

Expected amortization expense	$40,636

Note 7 – Equity Method Investment

During the third quarter of 2015, the Company entered into a joint venture agreement with affiliates of Atlas Holdings LLC to form the Joint Venture, which simultaneously entered into a definitive merger agreement with MA Industrial Sub, Inc. and Tecumseh to commence a cash tender offer to acquire all of the outstanding shares of Tecumseh.  On September 21, 2015, the tender offer and back-end merger was completed and Mueller contributed $65.9 million for a 50 percent ownership interest in the Joint Venture.  Tecumseh is a global manufacturer of hermetically sealed compressors for residential and specialty air conditioning, household refrigerators and freezers, and commercial refrigeration applications, including air conditioning and refrigeration compressors, as well as condensing units, heat pumps, and complete refrigeration systems.

INDEX

The Company accounts for this investment using the equity method of accounting, and the total investment, including net tangible assets, identifiable intangible assets, and goodwill, is classified as the investment in unconsolidated affiliate on the Company's Consolidated Balance Sheets.

The following tables present summarized financial information derived from the Company's equity method investee's consolidated financial statements, which are prepared in accordance with U.S. GAAP.  The Company records its proportionate share of the investee's net income one quarter in arrears as equity in earnings of the unconsolidated affiliate in the Consolidated Statements of Income.  As such, the balances shown below are as of September 30, 2015.  The allocation of the Joint Venture's purchase price is provisional as of December 26, 2015 and therefore subject to change upon final valuation of assets and review of working capital.  Changes to the final purchase price allocation could impact the Company's accounting for its equity method investment in the Joint Venture.

(In thousands)	2015

Balance sheet data:
Current assets	$251,389
Noncurrent assets	112,156
Current liabilities	178,784
Noncurrent liabilities	63,643

Note 8 – Debt

(In thousands)	2015	2014

Term Loan Facility with interest at 2.66%, due 2017	$200,000	$200,000
Mueller-Xingrong credit facility with interest at 5.60%, due 2016	5,275	29,968
2001 Series IRB's with interest at 1.23%, due through 2021	5,250	6,250
Other	5,485	5,226

	216,010	241,444
Less current portion of debt	(11,760)	(36,194)

Long-term debt	$204,250	$205,250

The Company's credit agreement provides for an unsecured $200.0 million revolving credit facility (the Revolving Credit Facility) and a $200.0 million term loan facility, both maturing December 11, 2017.  Borrowings under the Credit Agreement bear interest, at the Company's option, at LIBOR or Base Rate as defined by the Credit Agreement, plus a variable premium.  LIBOR advances may be based upon the one, three, or six-month LIBOR.  The variable premium is based upon the Company's debt to total capitalization ratio, and can range from 112.5 to 162.5 basis points for LIBOR-based loans and 12.5 to 62.5 basis points for Base Rate loans.  At December 26, 2015, the premium was 137.5 basis points for LIBOR-based loans and 37.5 basis points for Base Rate loans.  Additionally, a facility fee is payable quarterly on the total commitment and varies from 25.0 to 37.5 basis points based upon the Company's debt to total capitalization ratio.  Availability of funds under the Revolving Credit Facility is reduced by the amount of certain outstanding letters of credit, which are used to secure the Company's payment of insurance deductibles and certain retiree health benefits, totaling approximately $8.8 million at December 26, 2015.  Terms of the letters of credit are generally one year but are renewable annually.  There were no borrowings outstanding on the Revolving Credit Facility at the end of 2015.

On February 2, 2015, Mueller-Xingrong entered into a secured revolving credit agreement with a total borrowing capacity of RMB 230 million (or approximately $36.0 million).  In addition, Mueller-Xingrong occasionally finances working capital through various accounts receivable and bank draft discount arrangements.  Total borrowings at Mueller-Xingrong were $10.8 million at December 26, 2015.

Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  At December 26, 2015, the Company was in compliance with all debt covenants.

INDEX
Aggregate annual maturities of the Company's debt are as follows:

(In thousands)	Amount

2016	$11,760
2017	201,000
2018	1,000
2019	1,000
2020	1,000
Thereafter	250

Long-term debt	$216,010

Net interest expense consisted of the following:

(In thousands)	2015	2014	2013

Interest expense	$8,335	$6,393	$5,147
Capitalized interest	(668)	(653)	(1,157)

	$7,667	$5,740	$3,990

Interest paid in 2015, 2014, and 2013 was $8.1 million, $5.7 million, and $4.9 million, respectively.

Note 9 – Commitments and Contingencies

Environmental

The Company is subject to federal, state, local, and foreign environmental laws and regulations.  For all properties, the Company has provided and charged to expense $0.1 million in 2015, $1.2 million in 2014, and $1.0 million in 2013 for pending environmental matters.  Environmental reserves totaled $21.7 million at December 26, 2015 and $22.7 million at December 27, 2014.  As of December 26, 2015, the Company expects to spend $0.6 million in 2016, $0.6 million in 2017, $0.6 million in 2018, $0.7 million in 2019, $0.7 million in 2020, and $18.5 million thereafter for ongoing projects.

Non-operating Properties

Southeast Kansas Sites

The Kansas Department of Health and Environment (KDHE) has contacted the Company regarding environmental contamination at three former smelter sites in Kansas (Altoona, East La Harpe, and Lanyon).  The Company is not a successor to the companies that operated these smelter sites, but is exploring possible settlement with KDHE and other potentially responsible parties (PRP) in order to avoid litigation.  Another PRP conducted a site investigation of the Altoona site under a consent decree with KDHE and submitted a removal site evaluation report recommending a remedy.  The remedial plan, which covers both on-site and certain off-site cleanup costs, was approved by the agency in 2015.  At the East La Harpe site, the Company and two other PRPs conducted a site study evaluation under KDHE supervision, prepared a site cleanup plan approved by KDHE in 2015, and are discussing sharing the costs of a possible cleanup.  Additionally, during 2015 the Company, with the assistance of an independent environmental consultant, estimated on-site cleanup costs for the Lanyon Site.  As a result, the Company updated its estimate and decreased its reserve for its proportionate share of the remediation of the Southeast Kansas Sites from $9.5 million to $5.6 million in 2015, or four cents per diluted share after tax.

INDEX

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980s, of sealing mine portals with concrete plugs in mine adits, which were discharging water.  The sealing program achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 QCB Order, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC's time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage, and again extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC's discharge permit and will concurrently issue a new order.  It is expected that the new ten-year permit will include an order requiring continued implementation of BMP through 2025 to address residual discharges of acid rock drainage.  During 2015, the Company revised its future cost estimate for the remediation of this site from 20 to 30 years in order to correspond with similar studies for other sites.  As a result of this change, the Company increased its reserve for the remediation of the Shasta Area Mine Sites from $10.5 million to $13.3 million in 2015, or three cents per diluted share after tax.  At this site, MRRC spent approximately $1.3 million from 2013 through 2015 and currently estimates that it will spend between approximately $13.3 million and $20.1 million over the next 30 years.

Lead Refinery Site

U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of MRRC, has conducted corrective action and interim remedial activities (collectively, Site Activities) at Lead Refinery's East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act since December 1996.  Although the Site Activities have been substantially concluded,  Lead Refinery is required to perform monitoring and maintenance-related activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management effective as of March 2, 2013.  Lead Refinery spent approximately $0.2 million in 2015 and $0.1 million annually in 2014 and 2013 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are estimated at between $2.1 million and $5.8 million over the next 21 years.

On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the U.S. Environmental Protection Agency (EPA) added the Lead Refinery site and surrounding properties to the National Priorities List.  On July 17, 2009, Lead Refinery received a written notice from the EPA indicating that it may be a PRP under CERCLA due to the release or threat of release of hazardous substances including lead into properties surrounding the Lead Refinery site.  The EPA has identified two other PRPs in connection with the matter.  In November 2012, the EPA adopted a remedy for the surrounding properties and in September 2014, the EPA announced that it had entered into a settlement with the two other PRPs whereby they will pay approximately $26.0 million to fund the cleanup of approximately 300 properties surrounding the Lead Refinery site and perform certain remedial action tasks.

In 2015, the EPA conducted a review of the Company's records for the purpose of identifying parties to pay for the investigation and cleanup of properties surrounding the Lead Refinery site in connection with the November 2012 remedy.  The EPA has not contacted Lead Refinery regarding settlement of the agency's potential claims related to the properties surrounding the Lead Refinery site, proposed remedies for the Lead Refinery site, or informed Lead Refinery that it is a PRP at the Lead Refinery site.  The Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to placement of the Lead Refinery site and adjacent properties on the NPL.

Operating Properties

Mueller Copper Tube Products, Inc.

In 1999, Mueller Copper Tube Products, Inc. (MCTP), a wholly owned subsidiary, commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant to remove trichloroethylene, a cleaning solvent formerly used by MCTP.  On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation Report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater from the Arkansas Department of Environmental Quality (ADEQ).  The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.  Effective November 17, 2008, MCTP entered into a Settlement Agreement and Administrative Order by Consent to submit a Supplemental Investigation Work Plan (SIWP) and subsequent Final Remediation Work Plan (RWP) for the site.  By letter dated January 20, 2010, ADEQ approved the SIWP as submitted, with changes acceptable to the Company.  On December 16, 2011, MCTP entered into an amended Administrative Order by Consent to prepare and implement a revised RWP regarding final remediation for the Site.  The remediation system was activated in February 2014.  Costs to implement the work plans, including associated general and administrative costs, are approximately $0.7 million to $1.1 million over the next nine years.

INDEX
United States Department of Commerce Antidumping Review

On December 24, 2008, the Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2007  through October 31, 2008 period of review.  The DOC selected Mueller Comercial as a respondent in the review.  On April 19, 2010, the DOC published the final results of the review and assigned Mueller Comercial an antidumping duty rate of 48.33 percent.  On May 25, 2010, the Company appealed the final results to the U.S. Court of International Trade (CIT).  On December 16, 2011, the CIT issued a decision remanding the Department's final results.  While the matter was still pending, the Company and the United States reached an agreement to settle the appeal.  Subject to the conditions of the agreement, the Company anticipated that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve for this matter.  After the lapse of the statutory period of time during which U.S. Customs and Border Protection (CBP) was required, but failed, to liquidate the entries at the settled rate, the Company released the reserve.  Between October 30, 2015 and November 27, 2015, CBP sent a series of invoices to Southland Pipe Nipples Co., Inc. (Southland), requesting payment of $3.0 million in duties and interest in connection with 795 import entries made during the November 1, 2007 through October 31, 2008 period.  On January 26, 2016 and January 27, 2016, Southland filed protests with CBP in connection with these bills, noting that CBP's asserted claims were not made in accordance with applicable law, including statutory provisions governing deemed liquidation. The Company believes in the merits of the legal objections raised in Southland's protests, and CBP's response to Southland's protests is currently pending. Given the procedural posture of and issued raised by this legal dispute, the Company cannot estimate the amount of potential duty liability, if any, that may result from CBP's asserted claims.

On December 23, 2009, the DOC initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2008  through October 31, 2009 period of review.  The DOC selected Mueller Comercial as a respondent in the review.  On June 21, 2011, the DOC published the final results of the review and assigned Mueller Comercial an antidumping duty rate of 19.8 percent.  On August 22, 2011, the Company appealed the final results to the CIT.  On December 21, 2012, the CIT issued a decision upholding the Department's final results in part.  The CIT issued its final judgment on May 2, 2013.  On May 6, 2013, the Company appealed the CIT decision to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit).  On May 29, 2014, the Federal Circuit issued its decision vacating the CIT's decision and remanding the case back to DOC to reconsider the Company's rate.  The Company and the United States reached an agreement to settle the appeal.  Subject to the conditions of the agreement, the Company anticipated that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve of approximately $1.1 million for this matter.  The Company has paid all requested bills covering the 2008-2009 period where it appears that CBP acted in a timely manner under the antidumping statute.  In connection with certain entries that the Company believes CBP failed to liquidate in a timely manner, the Company has protested the liquidations and requested that they be cancelled along with the related bills for increased duties.

Subsequent to October 31, 2009, Mueller Comercial did not ship subject merchandise to the United States.  Therefore, there is zero anticipated antidumping duty liability with respect to the subject merchandise for periods of review after October 31, 2009.

Leases

The Company leases certain facilities, vehicles, and equipment under operating leases expiring on various dates through 2028.  The lease payments under these agreements aggregate to approximately $7.8 million in 2016, $5.7 million in 2017, $4.7 million in 2018, $2.2 million in 2019, $1.6 million in 2020, and $6.9 million thereafter.  Total lease expense amounted to $9.7 million in 2015, $9.8 million in 2014, and $9.1 million in 2013.

INDEX
Consulting Agreement

During 2004, the Company entered into a consulting and non-compete agreement (the Consulting Agreement) with Mr. Harvey L. Karp, at that time Chairman of the Board.  The Consulting Agreement provides for post-employment services to be provided by Mr. Karp for a six-year period.  During the first four years of the Consulting Agreement, an annual fee equal to two-thirds of the executive's Final Base Compensation (as defined in the Consulting Agreement) is payable.  During the final two years, the annual fee is set at one-third of the executive's Final Base Compensation.  During the term of the Consulting Agreement, Mr. Karp agrees not to engage in Competitive Activity (as defined in the Consulting Agreement) and is entitled to receive certain other benefits from the Company.

On November 3, 2011, Mr. Karp notified the Company that he would resign as Chairman of the Company and as a member of the Board of Directors of the Company effective as of December 31, 2011.  Following his resignation, on January 1, 2012, the Consulting Agreement commenced.  Based upon the value of the non-compete provisions of the Consulting Agreement, the Company expenses the value of the Consulting Agreement over its term.  The maximum amount payable under the remaining term of the Consulting Agreement is $1.3 million.

Other

In September 2011, a portion of the Company's Wynne, Arkansas manufacturing operation was damaged by fire.  Certain inventories, production equipment, and building structures were extensively damaged.  During 2013, the Company settled the claim with its insurer for total proceeds of $127.3 million, net of the deductible of $0.5 million.  As a result of the settlement with its insurer, all proceeds received and all costs previously deferred (which were recorded as other current liabilities in prior periods) were recognized, resulting in a pre-tax gain of $106.3 million in 2013, or $1.17 per diluted share after tax.  The Company received proceeds of $62.3 million and $55.0 million in 2013 and 2012, respectively.

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

Note 10 – Income Taxes

The components of income before income taxes were taxed under the following jurisdictions:

(In thousands)	2015	2014	2013

Domestic	$121,614	$135,445	$262,220
Foreign	10,175	12,568	9,178

Income before income taxes	$131,789	$148,013	$271,398

INDEX
Income tax expense consists of the following:

(In thousands)	2015	2014	2013

Current tax expense:
Federal	$50,272	$45,723	$69,565
Foreign	4,042	2,346	2,608
State and local	4,886	3,905	6,723

Current tax expense	59,200	51,974	78,896

Deferred tax (benefit) expense:
Federal	(13,739)	(2,469)	17,694
Foreign	(1,180)	890	(376)
State and local	(899)	(4,916)	1,895

Deferred tax (benefit) expense	(15,818)	(6,495)	19,213

Income tax expense	$43,382	$45,479	$98,109

No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.  It is not practicable to compute the potential deferred tax liability associated with these undistributed foreign earnings.  The Company has approximately $81.0 million of undistributed foreign earnings for which it has not recorded deferred tax liabilities.

The difference between the reported income tax expense and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes is reconciled as follows:

(In thousands)	2015	2014	2013

Expected income tax expense	$46,126	$51,805	$94,989
State and local income tax, net of federal benefit	2,673	3,355	6,405
Effect of foreign statutory rate different from U.S. and other foreign adjustments	(654)	(1,094)	(1,026)
Valuation allowance changes	—	(5,732)	—
U.S. production activities deduction	(3,500)	(4,025)	(4,445)
Goodwill disposition	646	—	1,790
Tax contingency changes	—	—	(140)
Permanent adjustment to deferred tax liabilities	(4,218)	—	—
Other, net	2,309	1,170	536

Income tax expense	$43,382	$45,479	$98,109

During 2015, the Company had an adjustment to a deferred tax liability of $4.2 million, or seven cents per diluted share, resulting from the acquisition of a foreign subsidiary.

During 2014, the Company released a valuation allowance of $5.7 million, or ten cents per diluted share, related to certain state income tax credits.  As a result of legislative changes enacted in 2014, the Company now expects to be able to use such credits within the foreseeable future.

The Company includes interest and penalties related to income tax matters as a component of income tax expense.  The net reduction to income tax expense related to penalties and interest was immaterial in 2015, 2014, and 2013.

The Internal Revenue Service is currently auditing the Company's 2013 tax return and completed its audit of the Company's 2012 tax return during 2014, the result of which was immaterial to the consolidated financial statements.  The Company is currently under audit in various other jurisdictions.

INDEX
The statute of limitations is still open for the Company's federal tax return and most state income tax returns for 2012 and all subsequent years.  The statutes of limitations for certain state and foreign returns are also open for some earlier tax years due to differing statute periods.  While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In thousands)	2015	2014

Deferred tax assets:
Inventories	$14,802	$12,815
Other postretirement benefits and accrued items	15,294	14,550
Pension	2,349	4,792
Other reserves	9,823	10,262
Federal and foreign tax attributes	7,403	6,451
State tax attributes, net of federal benefit	21,716	22,928
Share-based compensation	3,397	3,016

Total deferred tax assets	74,784	74,814
Less valuation allowance	(17,650)	(17,119)

Deferred tax assets, net of valuation allowance	57,134	57,695

Deferred tax liabilities:
Property, plant, and equipment	43,592	57,089
Other	1,546	1,721

Total deferred tax liabilities	45,138	58,810

Net deferred tax asset (liability)	$11,996	$(1,115)

As of December 26, 2015, after consideration of the federal impact, the Company had state income tax credit carryforwards of $3.3 million, all of which expire by 2018, and other state income tax credit carryforwards of $10.1 million with unlimited lives.  The Company had state net operating loss (NOL) carryforwards with potential tax benefits of $8.4 million expiring between 2017 and 2030.  The state tax credit and NOL carryforwards are offset by valuation allowances totaling $11.6 million.

As of December 26, 2015, the Company had foreign tax attributes with potential tax benefits of $7.3 million which have an unlimited life.  These attributes were offset by valuation allowances of $3.7 million.

Income taxes paid were approximately $49.9 million in 2015, $47.3 million in 2014, and $80.1 million in 2013.

Note 11 – Equity

The Company's Board of Directors has extended, until October 2016, its authorization to repurchase up to 20 million shares of the Company's common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 26, 2015, the Company has repurchased approximately 4.7 million shares under this authorization.

INDEX
Note 12 – Stock-Based Compensation

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

In May 2014, the Company's stockholders approved the 2014 Incentive Plan (2014 Plan).  The 2014 Plan authorizes the award of stock-based incentives to employees and non-employee directors.  Awards include options to purchase stock at specified prices during specified time periods, restricted stock, restricted stock units, stock appreciation rights, and performance awards, including cash awards.  The 2014 Plan reserved 1.5 million shares of common stock which may be issued or transferred upon the exercise of options.

During the years ended December 26, 2015, December 27, 2014, and December 28, 2013, the Company recognized stock-based compensation, as a component of selling, general, and administrative expense, in its Consolidated Statements of Income of $6.2 million, $6.3 million, and $5.7 million, respectively.  The tax benefit from the exercise of share-based awards was $1.0 million in 2015, $0.8 million in 2014, and $0.7 million in 2013.

Stock Options
The fair value of each option is estimated as a single award and amortized into compensation expense on a straight-line or accrual basis over its vesting period based on its vesting schedule.  The weighted average grant-date fair value of options granted during 2015, 2014, and 2013 was $7.58, $9.00, and $8.77, respectively.

The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing model.  The use of this valuation model in the determination of compensation expense involves certain assumptions that are judgmental and/or highly sensitive including the expected life of the option, stock price volatility, risk-free interest rate, and dividend yield.  Additionally, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate, which is adjusted periodically based on actual forfeitures, was 16.1 percent in 2015 and 16.4 percent in 2014.  Due to the nature of the awards granted in 2013, a forfeiture rate was not considered necessary.  The weighted average of key assumptions used in determining the fair value of options granted and a discussion of the methodology used to develop each assumption are as follows:

	2015	2014	2013

Expected term	5.5 years	5.6 years	5.9 years
Expected price volatility	26.2%	34.3%	39.7%
Risk-free interest rate	1.7%	1.7%	0.7%
Dividend yield	0.9%	1.0%	0.9%

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

The total intrinsic value of options exercised was $3.1 million, $3.5 million, and $2.9 million in 2015, 2014, and 2013, respectively.  The total fair value of options that vested was $0.8 million, $1.0 million, and $1.1 million in 2015, 2014, and 2013, respectively.

INDEX

At December 26, 2015, the aggregate intrinsic value of all outstanding options was $10.1 million with a weighted average remaining contractual term of 5.3 years.  Of the outstanding options, 789 thousand are currently exercisable with an aggregate intrinsic value of $9.9 million, a weighted average exercise price of $15.82, and a weighted average remaining contractual term of 3.7 years.

The total compensation expense not yet recognized related to unvested options at December 26, 2015 was $1.9 million with an average expense recognition period of 3.1 years.

Restricted Stock Awards

The fair value of each restricted stock award equals the fair value of the Company's stock on the grant date and is amortized into compensation expense on a straight-line or accrual basis over its vesting period based on its vesting schedule.  The weighted average grant-date fair value of awards granted during 2015, 2014, and 2013 was $32.54, $28.80, and $28.32, respectively.

The aggregate intrinsic value of outstanding and unvested awards was $19.9 million at December 26, 2015.  Total compensation expense for restricted stock awards not yet recognized was $14.4 million with an average expense recognition period of 3.3 years.  The total fair value of awards that vested was $4.8 million, $4.2 million, and $1.8 million in 2015, 2014, and 2013, respectively.

The Company generally issues treasury shares when options are exercised or restricted stock awards are granted.  A summary of the activity and related information follows:

	Stock Options		Restricted Stock Awards
(Shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 27, 2014	1,127	$17.38	727	$25.21
Granted	223	32.59	193	32.54
Exercised	(149)	13.95	(214)	22.49
Forfeited	(3)	30.61	(1)	28.28

Outstanding at December 26, 2015	1,198	20.59	705	28.08

Approximately 1.1 million shares were available for future stock incentive awards at December 26, 2015.

Note 13 – Accumulated Other Comprehensive Income (Loss)

AOCI includes certain foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges, adjustments to pension and OPEB liabilities, and unrealized gains and losses on marketable securities classified as available-for-sale.

INDEX
The following table provides changes in AOCI by component, net of taxes and noncontrolling interest (amounts in parentheses indicate debits to AOCI):

(In thousands)	Cumulative Translation Adjustment	Unrealized (Losses)/ Gains on Derivatives	Minimum Pension/ OPEB Liability Adjustment	Unrealized Gains on Equity Investments	Total

Balance at December 28, 2013	$(462)	$1,546	$(12,158)	$255	$(10,819)

Other comprehensive income (loss) before reclassifications	(12,613)	(2,766)	(23,475)	15	(38,839)
Amounts reclassified from AOCI	5,999	267	469	—	6,735

Balance at December 27, 2014	(7,076)	(953)	(35,164)	270	(42,923)

Other comprehensive income (loss) before reclassifications	(17,697)	(4,604)	4,766	(49)	(17,584)
Amounts reclassified from AOCI	—	3,548	1,969	—	5,517

Balance at December 26, 2015	$(24,773)	$(2,009)	$(28,429)	$221	$(54,990)

INDEX

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
(In thousands)	2015	2014	2013	Affected Line Item

Unrealized losses on derivatives:
Commodity contracts	$4,486	$328	$5,618	Cost of goods sold
Foreign currency contracts	—	—	54	Depreciation expense
Interest rate swap	372	—	—	Interest expense
	(1,310)	(61)	(1,857)	Income tax expense

	3,548	267	3,815	Net of tax
	—	—	—	Noncontrolling interest

	$3,548	$267	$3,815	Net of tax and noncontrolling interest

Amortization of net loss and prior service cost on employee benefit plans	$2,688	$541	$3,844	Selling, general, and administrative expense
	(719)	(72)	(1,326)	Income tax expense

	1,969	469	2,518	Net of tax
	—	—	—	Noncontrolling interest

	$1,969	$469	$2,518	Net of tax and noncontrolling interest

Loss recognized upon sale of business	$—	$5,999	$—	Gain on sale of assets
	—	—	—	Income tax benefit

	—	5,999	—	Net of tax
	—	—	—	Noncontrolling interest

	$—	$5,999	$—	Net of tax and noncontrolling interest

INDEX

Note 14 – Benefit Plans

Pension and Other Postretirement Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain employees.  The following tables provide a reconciliation of the changes in the plans' benefit obligations and the fair value of the plans' assets for 2015 and 2014, and a statement of the plans' aggregate funded status:

	Pension Benefits		Other Benefits
(In thousands)	2015	2014	2015	2014
Change in benefit obligation:
Obligation at beginning of year	$207,738	$184,058	$19,307	$15,381
Service cost	803	973	363	348
Interest cost	8,032	8,590	1,005	685
Actuarial (gain) loss	(9,163)	30,138	270	4,272
Plan amendments	—	—	(9,094)	—
Business acquisitions	—	—	5,655	—
Benefit payments	(10,795)	(11,064)	(1,037)	(1,142)
Foreign currency translation adjustment	(3,854)	(4,957)	(626)	(237)

Obligation at end of year	192,761	207,738	15,843	19,307

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	190,016	188,870	—	—
Actual return on plan assets	(1,682)	12,716	—	—
Employer contributions	1,513	3,275	1,037	1,142
Benefit payments	(10,795)	(11,064)	(1,037)	(1,142)
Foreign currency translation adjustment	(2,975)	(3,781)	—	—

Fair value of plan assets at end of year	176,077	190,016	—	—

Underfunded status at end of year	$(16,684)	$(17,722)	$(15,843)	$(19,307)

During 2015 the Company amended one of its postretirement benefit plans to remove certain benefits, resulting in a $9.1 million reduction in the obligation.

The following represents amounts recognized in AOCI (before the effect of income taxes):

	Pension Benefits		Other Benefits
(In thousands)	2015	2014	2015	2014

Unrecognized net actuarial loss	$48,681	$49,830	$767	$473
Unrecognized prior service (credit) cost	—	—	(9,087)	14

The Company sponsors one pension plan in the U.K. which comprised 41 and 40 percent of the above benefit obligation at December 26, 2015 and December 27, 2014, respectively, and 35 and 34 percent of the above plan assets at December 26, 2015 and December 27, 2014, respectively.

As of December 26, 2015, $3.1 million of the actuarial net loss and $0.9 million of the prior service credit will, through amortization, be recognized as components of net periodic benefit cost in 2016.

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

INDEX
As of December 26, 2015 and December 27, 2014, the total funded status of the plans recognized in the Consolidated Balance Sheets was as follows:

	Pension Benefits		Other Benefits
(In thousands)	2015	2014	2015	2014

Long-term asset	$765	$2,348	$—	$—
Current liability	—	—	(1,221)	(1,251)
Long-term liability	(17,449)	(20,070)	(14,622)	(18,056)

Total underfunded status	$(16,684)	$(17,722)	$(15,843)	$(19,307)

The components of net periodic benefit cost are as follows:

(In thousands)	2015	2014	2013
Pension benefits:
Service cost	$803	$973	$948
Interest cost	8,032	8,590	7,774
Expected return on plan assets	(10,289)	(13,669)	(11,059)
Amortization of prior service cost	—	1	1
Amortization of net loss	2,710	752	4,005

Net periodic benefit cost (income)	$1,256	$(3,353)	$1,669

Other benefits:
Service cost	$363	$348	$413
Interest cost	1,005	685	647
Amortization of prior service cost (credit)	6	6	(2)
Amortization of net gain	(28)	(218)	(160)

Net periodic benefit cost	$1,346	$821	$898

The weighted average assumptions used in the measurement of the Company's benefit obligations are as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014

Discount rate	4.02%	4.03%	4.25%	4.33%
Expected long-term return on plan assets	5.59%	5.58%	N/A	N/A
Rate of compensation increases	N/A	N/A	5.00%	5.00%
Rate of inflation	3.20%	3.10%	N/A	N/A

The weighted average assumptions used in the measurement of the Company's net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013

Discount rate	4.03%	4.82%	4.13%	4.33%	4.89%	4.06%
Expected long-term return on plan assets	5.58%	7.40%	7.15%	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A	5.00%	5.50%	5.04%
Rate of inflation	3.10%	3.40%	2.70%	N/A	N/A	N/A

INDEX
The Company's Mexican postretirement plans use the rate of compensation increase in the benefit formulas.  Past service in the U.K. pension plan will be adjusted for the effects of inflation.  All other pension and postretirement plans use benefit formulas based on length of service.

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to range from 6.8 to 9.0 percent for 2016, gradually decrease to 3.0 percent through 2036, and remain at that level thereafter.  The health care cost trend rate assumption does not have a significant effect on the amounts reported.

Pension Assets

The weighted average asset allocation of the Company's pension fund assets are as follows:

	Pension Plan Assets
Asset category	2015	2014

Equity securities (includes equity mutual funds)	51%	49%
Fixed income securities (includes fixed income mutual funds)	37	4
Cash and equivalents (includes money market funds)	9	44
Alternative investments	3	3

Total	100%	100%

At December 26, 2015, the long-term target allocation, by asset category, of assets of its defined benefit pension plans was: (i) fixed income securities – at least 60 percent; (ii) equity securities, including equity index funds – not more than 30 percent; and (iii) alternative investments – not more than 5 percent.

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

The estimated rates of return on plan assets are the expected future long-term rates of earnings on plan assets and are forward-looking assumptions that materially affect pension cost.  Establishing the expected future rates of return on pension assets is a judgmental matter.  The Company reviews the expected long-term rates of return on an annual basis and revises as appropriate.  The expected long-term rate of return on plan assets was 5.59 percent for 2015 and 5.58 percent in 2014.

The Company's investments for its pension plans are reported at fair value.  The following methods and assumptions were used to estimate the fair value of the Company's plan asset investments:

Cash and money market funds – Valued at cost, which approximates fair value.

Common stock – Valued at the closing price reported on the active market on which the individual securities are traded.

Mutual funds – Valued at the net asset value of shares held by the plans at December 26, 2015 and December 27, 2014, respectively, based upon quoted market prices.

Limited partnerships – Limited partnerships include investments in various Cayman Island multi-strategy hedge funds.  The plans' investments in limited partnerships are valued at the estimated fair value of the class shares owned by the plans based upon the equity in the estimated fair value of those shares.  The estimated fair values of the limited partnerships are determined by the investment managers.  In determining fair value, the investment managers of the limited partnerships utilize the estimated net asset valuations of the underlying investment entities.  The underlying investment entities value securities and other financial instruments on a mark-to-market or estimated fair value basis.  The estimated fair value is determined by the investment managers based upon, among other things, the type of investments, purchase price, marketability, current financial condition, operating results, and other information.  The estimated fair values of substantially all of the investments of the underlying investment entities, which may include securities for which prices are not readily available, are determined by the investment managers or management of the respective underlying investment entities and may not reflect amounts that could be realized upon immediate sale.  Accordingly, the estimated fair values may differ significantly from the values that would have been used had a ready market existed for these investments.

INDEX
The following table sets forth by level, within the fair value hierarchy, the assets of the plans at fair value:

	Fair Value Measurements at December 26, 2015
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$16,632	$—	$—	$16,632
Common stock (1)	25,229	—	—	25,229
Mutual funds (2)	9,666	119,960	—	129,626
Limited partnerships	—	—	4,590	4,590

Total	$51,527	$119,960	$4,590	$176,077

	Fair Value Measurements at December 27, 2014
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$84,377	$—	$—	$84,377
Common stock (3)	26,105	—	—	26,105
Mutual funds (4)	11,397	63,067	—	74,464
Limited partnerships	—	—	5,070	5,070

Total	$121,879	$63,067	$5,070	$190,016

(1)
Approximately 50 percent of common stock represents investments in U.S. companies primarily in the health care, utilities, financials, consumer staples, industrials, and information technology sectors.  All investments in common stock are listed on U.S. stock exchanges.

(2)
Approximately 67 percent of mutual funds are actively managed funds and approximately 33 percent of mutual funds are index funds.  Additionally, 12 percent of the mutual funds' assets are invested in U.S. equities, 38 percent in non-U.S. equities, 46 percent in U.S. fixed income securities, and 4 percent in non-U.S. fixed income securities.

(3)
Approximately 51 percent of common stock represents investments in U.S. companies primarily in the health care, utilities, financials, consumer staples, industrials, and information technology sectors.  All investments in common stock are listed on U.S. stock exchanges.

(4)
Approximately 40 percent of mutual funds are actively managed funds and approximately 60 percent of mutual funds are index funds.  Additionally, 23 percent of the mutual funds' assets are invested in U.S. equities, 67 percent in non-U.S. equities, and 10 percent in non-U.S. fixed income securities.

INDEX
The table below reflects the changes in the assets of the plan measured at fair value on a recurring basis using significant unobservable inputs (Level 3 of fair value hierarchy) during the year ended December 26, 2015:

(In thousands)	Limited Partnerships

Balance, December 27, 2014	$5,070
Redemptions	(697)
Subscriptions	250
Net depreciation in fair value	(33)

Balance, December 26, 2015	$4,590

Contributions and Benefit Payments

The Company expects to contribute approximately $1.5 million to its pension plans and $1.2 million to its other postretirement benefit plans in 2016.  The Company expects future benefits to be paid from the plans as follows:

(In thousands)	Pension Benefits	Other Benefits

2016	$10,832	$1,221
2017	10,856	1,112
2018	10,910	1,147
2019	10,994	1,111
2020	11,033	1,356
2021-2025	60,251	5,973

Total	$114,876	$11,920

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

The Company makes contributions to the IAM Plan trusts that cover certain union employees; contributions by employees are not permitted.  Contributions to the IAM Plan were $1.1 million in 2015, $1.0 million in 2014, and $0.9 million in 2013.  The Company's contributions are less than five percent of total employer contributions made to the IAM Plan indicated in the most recently filed Form 5500.

Under the Pension Protection Act of 2006, the IAM Plan's actuary must certify the plan's zone status annually.  Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  If a plan is determined to be in endangered status, red zone or yellow zone, the plan's trustees must develop a formal plan of corrective action, a Financial Improvement Plan and/or a Rehabilitation Plan.  For 2015 and 2014 the IAM Plan was determined to have green zone status; therefore, no formal plan of corrective action is either pending or has been implemented.

INDEX
401(k) Plans

The Company sponsors voluntary employee savings plans that qualify under Section 401(k) of the Internal Revenue Code of 1986.  Compensation expense for the Company's matching contribution to the 401(k) plans was $4.2 million in 2015, $4.1 million in 2014, and $3.2 million in 2013.  The Company match is a cash contribution.  Participants direct the investment of their account balances by allocating among a range of asset classes including mutual funds (equity, fixed income, and balanced funds), and money market funds.  The plans do not allow direct investment in securities issued by the Company.

UMWA Benefit Plans

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (the Act) was enacted.  The Act mandates a method of providing for postretirement benefits to the United Mine Workers of America (UMWA) current and retired employees, including some retirees who were never employed by the Company.  In October 1993, beneficiaries were assigned to the Company and the Company began its mandated contributions to the UMWA Combined Benefit Fund, a multiemployer trust.  Beginning in 1994, the Company was required to make contributions for assigned beneficiaries under an additional multiemployer trust created by the Act, the UMWA 1992 Benefit Plan.  The ultimate amount of the Company's liability under the Act will vary due to factors which include, among other things, the validity, interpretation, and regulation of the Act, its joint and several obligation, the number of valid beneficiaries assigned, and the extent to which funding for this obligation will be satisfied by transfers of excess assets from the 1950 UMWA pension plan and transfers from the Abandoned Mine Reclamation Fund.  Contributions to the plan were $214 thousand, $249 thousand, and $290 thousand for the years ended 2015, 2014, and 2013, respectively.

Note 15 – Derivative Instruments and Hedging Activities

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

At December 26, 2015, the Company held open futures contracts to purchase approximately $33.9 million of copper over the next 12 months related to fixed price sales orders.  The fair value of those futures contracts was a $1.5 million loss position, which was determined by obtaining quoted market prices (Level 1 within the fair value hierarchy).  In the next twelve months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At December 26, 2015, this amount was approximately $1.0 million of deferred net losses, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At December 26, 2015, the Company held open futures contracts to sell approximately $13.6 million of copper over the next three months related to copper inventory.  The fair value of those futures contracts was a $30 thousand loss position, which was determined by obtaining quoted market prices (Level 1 within the fair value hierarchy).

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

INDEX
The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at the current market interest rate using observable benchmarks for LIBOR forward rates at the end of the period (Level 2 within the fair value hierarchy).  Interest payable and receivable under the swap agreement is accrued and recorded as an adjustment to interest expense.  The fair value of the interest rate swap was a $1.7 million loss position recorded in other liabilities at December 26, 2015, and there was $1.1 million of deferred net losses, net of tax, included in AOCI that is expected to be reclassified into interest expense over the term of the hedged item.

The Company presents its derivative assets and liabilities in the Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	2015	2014	Balance Sheet Location	2015	2014
Hedging instrument:
Commodity contracts - gains	Other current assets	$60	$99	Other current liabilities	$238	$15
Commodity contracts - losses	Other current assets	—	(4)	Other current liabilities	(1,864)	(832)
Foreign currency contracts - gains	Other current assets	—	—	Other current liabilities	34	—
Foreign currency contracts - losses	Other current assets	—	—	Other current liabilities	(75)	(81)
Interest rate swap	Other assets	—	—	Other liabilities	(1,692)	(927)

Total derivatives (1)		$60	$95		$(3,359)	$(1,825)

(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Consolidated Statements of Income:

(In thousands)	Location	2015	2014
Fair value hedges:
Gain on commodity contracts (qualifying)	Cost of goods sold	$3,374	$6,783
Loss on hedged item - Inventory	Cost of goods sold	(3,665)	(5,958)

Undesignated derivatives:
Gain on commodity contracts (nonqualifying)	Cost of goods sold	$3,474	$1,466

INDEX
The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	Year Ended December 26, 2015
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(3,817)	Cost of goods sold	$3,310
Foreign currency contracts	(39)	Depreciation expense	—
Interest rate swap	(727)	Interest expense	238
Other	(21)	Other	—

	Year Ended December 27, 2014
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(1,088)	Cost of goods sold	$267
Foreign currency contracts	(275)	Depreciation expense	—
Interest rate swap	(1,435)	Interest expense	—
Other	32	Other	—

The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts through December 26, 2015 was not material to the Consolidated Statements of Income.

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At December 26, 2015 and December 27, 2014, the Company had recorded restricted cash in other current assets of $2.6 million and $0.5 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Note 16 – Industry Segments

The Company's reportable segments are Plumbing & Refrigeration and OEM.  For disclosure purposes, certain operating segments are aggregated into reportable segments.  The Plumbing & Refrigeration segment is composed of Standard Products (SPD), Great Lakes, European Operations, and Mexican Operations.  The OEM segment is composed of Industrial Products (IPD), Engineered Products (EPD), and Mueller-Xingrong.  These segments are classified primarily by the markets for their products.  Performance of segments is generally evaluated by their operating income.

SPD manufactures and sells copper tube, copper and plastic fittings, line sets, and valves and imports and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products.  These products are manufactured in the U.S.  Outside the U.S., Great Lakes manufactures copper tube and line sets in Canada and sells its products primarily in the U.S. and Canada.  European Operations manufacture copper tube in the United Kingdom, which is sold throughout Europe.  Mexican Operations consist of pipe nipple manufacturing and import distribution businesses including product lines of malleable iron fittings and other plumbing specialties.  The Plumbing & Refrigeration segment products are sold primarily to plumbing, refrigeration, and air-conditioning wholesales, hardware wholesalers and co-ops, and building material retailers.

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

During 2015, 2014, and 2013, no single customer exceeded 10 percent of worldwide sales.

Net Sales by Major Product Line:

(In thousands)	2015	2014	2013

Tube and fittings	$1,053,761	$1,143,164	$972,107
Brass rod and forgings	436,456	556,985	553,896
OEM components, tube & assemblies	342,651	345,991	337,772
Valves and plumbing specialties	198,012	262,504	239,822
Other	69,122	55,583	54,944

	$2,100,002	$2,364,227	$2,158,541

Geographic Information:

(In thousands)	2015	2014	2013

Net sales:
United States	$1,519,456	$1,752,548	$1,651,138
United Kingdom	240,823	326,832	229,659
Canada	97,967	9,807	13,666
Other	241,756	275,040	264,078

	$2,100,002	$2,364,227	$2,158,541

(In thousands)	2015	2014	2013

Long-lived assets:
United States	$223,398	$203,522	$198,837
United Kingdom	15,248	19,007	21,220
Canada	20,460	—	—
Other	21,118	23,381	24,400

	$280,224	$245,910	$244,457

INDEX
Segment Information:

	For the Year Ended December 26, 2015
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$1,260,273	$849,538	$(9,809)	$2,100,002

Cost of goods sold	1,082,493	736,878	(9,669)	1,809,702
Depreciation and amortization	19,237	13,535	1,836	34,608
Selling, general, and administrative expense	80,405	26,477	23,476	130,358
Gain on sale of assets	(15,376)	—	—	(15,376)
Severance	3,442	—	—	3,442

Operating income	90,072	72,648	(25,452)	137,268

Interest expense				(7,667)
Other income, net				2,188

Income before income taxes				$131,789

	For the Year Ended December 27, 2014
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$1,416,701	$959,914	$(12,388)	$2,364,227

Cost of goods sold	1,215,282	840,823	(12,386)	2,043,719
Depreciation and amortization	19,613	11,919	2,203	33,735
Selling, general, and administrative expense	87,539	21,458	22,743	131,740
Gain on sale of assets	(6,259)	—	—	(6,259)
Severance	7,296	—	—	7,296

Operating income	93,230	85,714	(24,948)	153,996

Interest expense				(5,740)
Other expense, net				(243)

Income before income taxes				$148,013

INDEX

	For the Year Ended December 28, 2013
(In thousands)	Plumbing & Refrigeration Segment	OEM Segment	Corporate and Eliminations	Total

Net sales	$1,225,306	$947,784	$(14,549)	$2,158,541

Cost of goods sold	1,043,059	833,518	(14,488)	1,862,089
Depreciation and amortization	17,117	13,025	2,252	32,394
Selling, general, and administrative expense	85,471	24,479	24,964	134,914
Insurance settlement	(103,895)	—	(2,437)	(106,332)
Gain on sale of plastic fittings manufacturing assets	(39,765)	—	—	(39,765)
Impairment charges	4,173	131	—	4,304

Operating income	219,146	76,631	(24,840)	270,937

Interest expense				(3,990)
Other income, net				4,451

Income before income taxes				$271,398

(In thousands)	2015	2014	2013

Expenditures for long-lived assets (including business acquisitions):
Plumbing & Refrigeration	$41,456	$30,087	$43,543
OEM	29,420	10,788	14,845
General corporate	136	401	3,254

	$71,012	$41,276	$61,642

Segment assets:
Plumbing & Refrigeration	$709,447	$664,784	$625,371
OEM	302,875	313,245	305,052
General corporate	326,479	350,067	317,344

	$1,338,801	$1,328,096	$1,247,767

INDEX

Note 17 – Quarterly Financial Information (Unaudited) (7)

	First	Second		Third	Fourth
(In thousands, except per share data)	Quarter	Quarter		Quarter	Quarter

2015
Net sales	$537,242	$555,593		$535,184	$471,983
Gross profit (1)	76,408	85,228		68,017	60,647
Consolidated net income (2)	22,340	33,862	(3)	18,095 (4)	14,110
Net income attributable to Mueller Industries, Inc.	21,978	33,651		17,800	14,435
Basic earnings per share	0.39	0.60		0.32	0.26
Diluted earnings per share	0.39	0.59		0.31	0.25
Dividends per share	0.075	0.075		0.075	0.075

2014
Net sales	$574,374	$649,691		$602,820	$537,342
Gross profit (1)	78,597	91,916		81,542	68,453
Consolidated net income (5)	24,954	35,209		24,322	18,049 (6)
Net income attributable to Mueller Industries, Inc.	24,706	35,045		23,823	17,987
Basic earnings per share	0.44	0.63		0.42	0.32
Diluted earnings per share	0.44	0.62		0.42	0.32
Dividends per share	0.075	0.075		0.075	0.075

(1) Gross profit is net sales less cost of goods sold, which excludes depreciation and amortization.

(2) Includes income earned by Turbotec, acquired during Q2 2015, Sherwood, acquired during Q2 2015, and Great Lakes, acquired during Q3 2015.

(3) Includes $15.4 million pre-tax gain on sale of assets and $3.4 million of pre-tax charges related to severance.

(4) During Q3 2015, the Company recorded a permanent adjustment to a deferred tax liability of $4.2 million.

(5) Includes losses incurred by Yorkshire, acquired during Q1 2014.

(6) Includes $4.8 million pre-tax gain on sale of assets and $4.2 million of pre-tax charges related to severance.

(7) The sum of quarterly amounts may not equal the annual amounts reported due to rounding. In addition, the earnings per share amounts are computed independently for each quarter, while the full year is based on the weighted average shares outstanding.

Note 18 – Subsequent Events

On December 30, 2015, the Company entered into a joint venture agreement with Cayan Ventures and Bahrain Mumtalakat Holding Company to build a copper tube mill in Bahrain.  The business will operate and brand its products under the Mueller Industries family of brands.  Under the agreement, the Company will invest approximately $5.5 million of cash and will be the technical and marketing lead in return for 40 percent ownership in the joint venture.

In February 2016, the Company entered into an agreement providing for the purchase of a 60 percent equity interest in Jungwoo Metal Ind. Co., LTD (Jungwoo) for approximately $21.0 million.  Jungwoo is a manufacturer of copper-based pipe joining products headquartered in Seoul, South Korea and serves markets worldwide.  The transaction is subject to certain closing conditions, including Korean regulatory approval, and is expected to be completed in the first quarter of 2016.

INDEX
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Industries, Inc.

We have audited the accompanying consolidated balance sheets of Mueller Industries, Inc. as of December 26, 2015 and December 27, 2014, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 26, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mueller Industries, Inc. at December 26, 2015 and December 27, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mueller Industries, Inc.'s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2016 expressed an unqualified opinion thereon.

Memphis, Tennessee
February 24, 2016

INDEX

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 26, 2015, December 27, 2014, and December 28, 2013

		Additions
	Balance at	Charged to				Balance
	beginning	costs and	Other			at end
(In thousands)	of year	expenses	additions		Deductions	of year

2015
Allowance for doubtful accounts	$666	$(130)	$201	(1)	$114	$623

Environmental reserves	$22,661	$76	$—		$1,070	$21,667

Valuation allowance for deferred tax assets	$17,119	$(5)	$536		$—	$17,650

2014
Allowance for doubtful accounts	$2,391	$(500)	$18	(1)	$1,243	$666

Environmental reserves	$23,637	$1,187	$—		$2,163	$22,661

Valuation allowance for deferred tax assets	$22,544	$(5,630)	$2,282		$2,077	$17,119

2013
Allowance for doubtful accounts	$1,644	$273	$812	(1)	$338	$2,391

Environmental reserves	$24,635	$986	$—		$1,984	$23,637

Valuation allowance for deferred tax assets	$30,394	$332	$—		$8,182	$22,544

(1) Other consists primarily of bad debt recoveries as well as the effect of fluctuating foreign currency exchange rates in all years presented.

EXHIBIT INDEX

Exhibits	Description

10.12	Summary description of the Registrant's 2016 incentive plan for certain key employees.

21.0	Subsidiaries of the Registrant.

23.0	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema