Form 10-Q
period 2016-04-02
MUELLER INDUSTRIES INC
filed 2016-04-27
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant's common stock outstanding as of April 25, 2016, was 57,126,707.

INDEX
MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended April 2, 2016

__________________________

As used in this report, the terms "Company," "Mueller," and "Registrant" mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

__________________________

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
(In thousands, except per share data)	April 2, 2016	March 28, 2015

Net sales	$532,809	$537,242

Cost of goods sold	446,642	460,834
Depreciation and amortization	8,920	7,853
Selling, general, and administrative expense	35,780	32,831

Operating income	41,467	35,724

Interest expense	(1,848)	(2,076)
Other income, net	245	105

Income before income taxes	39,864	33,753

Income tax expense	(14,121)	(11,413)
Income from unconsolidated affiliates	2,922	—

Consolidated net income	28,665	22,340

Net income attributable to noncontrolling interest	(35)	(362)

Net income attributable to Mueller Industries, Inc.	$28,630	$21,978

Weighted average shares for basic earnings per share	56,467	56,193
Effect of dilutive stock-based awards	495	731

Adjusted weighted average shares for diluted earnings per share	56,962	56,924

Basic earnings per share	$0.51	$0.39

Diluted earnings per share	$0.50	$0.39

Dividends per share	$0.075	$0.075

See accompanying notes to condensed consolidated financial statements.

INDEX
MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended
(In thousands)	April 2, 2016	March 28, 2015

Consolidated net income	$28,665	$22,340

Other comprehensive income (loss), net of tax:
Foreign currency translation	(1,111)	(8,404)
Net change with respect to derivative instruments and hedging activities, net of tax of $(221) in 2016 and $274 in 2015	594	(198)
Net actuarial loss on pension and postretirement obligations, net of tax of $(398) in 2016 and $(501) in 2015	1,172	1,416
Other, net	14	(27)

Total other comprehensive income (loss)	669	(7,213)

Comprehensive income	29,334	15,127
Comprehensive loss attributable to noncontrolling interest	739	345

Comprehensive income attributable to Mueller Industries, Inc.	$30,073	$15,472

See accompanying notes to condensed consolidated financial statements.

INDEX
MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	April 2, 2016	December 26, 2015
Assets
Current assets:
Cash and cash equivalents	$270,149	$274,844
Accounts receivable, less allowance for doubtful accounts of $496 in 2016 and $623 in 2015	275,881	251,571
Inventories	240,608	239,378
Other current assets	34,123	34,608

Total current assets	820,761	800,401

Property, plant, and equipment, net	278,481	280,224
Goodwill, net	121,112	120,252
Intangible assets, net	40,617	40,636
Investment in unconsolidated affiliates	68,822	65,900
Other assets	31,227	31,388

Total assets	$1,361,020	$1,338,801

Liabilities
Current liabilities:
Current portion of debt	$4,583	$11,760
Accounts payable	98,324	88,051
Accrued wages and other employee costs	27,974	35,636
Other current liabilities	71,727	73,982

Total current liabilities	202,608	209,429

Long-term debt, less current portion	206,000	204,250
Pension liabilities	16,319	17,449
Postretirement benefits other than pensions	17,396	17,427
Environmental reserves	20,932	20,943
Deferred income taxes	8,310	7,161
Other noncurrent liabilities	2,973	2,440

Total liabilities	474,538	479,099

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 57,126,707 in 2016 and 57,158,608 in 2015	802	802
Additional paid-in capital	273,576	271,158
Retained earnings	1,087,927	1,063,543
Accumulated other comprehensive loss	(53,547)	(54,990)
Treasury common stock, at cost	(453,954)	(453,228)

Total Mueller Industries, Inc. stockholders' equity	854,804	827,285
Noncontrolling interest	31,678	32,417

Total equity	886,482	859,702

Commitments and contingencies	—	—

Total liabilities and equity	$1,361,020	$1,338,801

See accompanying notes to condensed consolidated financial statements.

INDEX
MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
(In thousands)	April 2, 2016	March 28, 2015

Cash flows from operating activities
Consolidated net income	$28,665	$22,340
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	9,011	8,015
Stock-based compensation expense	1,236	1,349
Equity in earnings of unconsolidated affiliates	(2,922)	—
(Gain) loss on disposal of properties	(23)	1
Deferred income taxes	1,895	(570)
Income tax benefit from exercise of stock options	(96)	(69)
Changes in assets and liabilities:
Receivables	(25,089)	(36,692)
Inventories	(1,631)	7,534
Other assets	(370)	9,257
Current liabilities	655	(7,389)
Other liabilities	(704)	(131)
Other, net	(291)	245

Net cash provided by operating activities	10,336	3,890

Cash flows from investing activities
Capital expenditures	(5,892)	(7,392)
Net withdrawals from (deposits into) restricted cash	84	(12,593)
Proceeds from the sale of assets	1	492

Net cash used in investing activities	(5,807)	(19,493)

Cash flows from financing activities
Repayments of long-term debt	(250)	(250)
Dividends paid to stockholders of Mueller Industries, Inc.	(4,236)	(4,216)
Repayment of debt by joint venture, net	(7,024)	(3,817)
Issuance of debt	2,000	—
Net cash received to settle stock-based awards	361	93
Income tax benefit from exercise of stock options	96	69

Net cash used in financing activities	(9,053)	(8,121)

Effect of exchange rate changes on cash	(171)	(1,516)

Decrease in cash and cash equivalents	(4,695)	(25,240)
Cash and cash equivalents at the beginning of the period	274,844	352,134

Cash and cash equivalents at the end of the period	$270,149	$326,894

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

The accompanying unaudited interim financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods included herein.  The fiscal quarter ended April 2, 2016 contained 14 weeks, while the fiscal quarter ended March 28, 2015 contained 13 weeks.

Note 1 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.  Approximately 579 thousand and 180 thousand stock-based awards were excluded from the computation of diluted earnings per share for the quarters ended April 2, 2016 and March 28, 2015, respectively, because they were antidilutive.

Note 2 –Segment Information

During the first quarter of 2016, the Company made changes to its management reporting structure as a result of a change in the way the Chief Executive Officer, who serves as the Chief Operating Decision Maker, manages and evaluates the business, makes key operating decisions, and allocates resources.  Previously, the Company had two reportable segments: Plumbing & Refrigeration and OEM.  During the quarter, the Company realigned its operating segments into three reportable segments: Piping Systems, Industrial Metals, and Climate.  Management has recast certain prior period amounts to conform the current period presentation. Each of the reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

Piping Systems

Piping Systems is composed of the following operating segments: Domestic Piping Systems Group, Canadian Operations, European Operations, Trading Group, and Mueller-Xingrong, the Company's Chinese joint venture.  The Domestic Piping Systems Group manufactures copper tube and fittings, plastic fittings, and line sets.  These products are manufactured in the U.S.   Outside the U.S., the Canadian Operations manufacture copper tube and line sets in Canada and sell the products primarily in the U.S. and Canada, and the European Operations manufacture copper tube, which is sold primarily in Europe.  The Trading Group manufactures pipe nipples and imports and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products in the U.S. and Mexico.  Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications in China.  The Piping System segment's products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, building product retailers, and air-conditioning OEMs.

Industrial Metals

Industrial Metals is composed of the following operating segments: Brass Rod & Copper Bar Products, Impacts & Micro Gauge, and Brass Value-Added Products.  These businesses manufacture brass rod, impact extrusions, and forgings, as well as a wide variety of end products including plumbing brass, automotive components, valves, fittings, and gas assemblies.  These products are manufactured in the U.S. and sold primarily to OEMs in the U.S, many of which are in the industrial, construction, heating, ventilation, and air-conditioning, plumbing, and refrigeration markets.

INDEX

Climate

Climate is composed of the following operating segments: Refrigeration Products, Fabricated Tube Products, Westermeyer, and Turbotec.  These domestic businesses manufacture and fabricate valves and assemblies primarily for the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

Summarized segment information is as follows:

	For the Quarter Ended April 2, 2016
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$368,890	$134,521	$30,706	$(1,308)	$532,809

Cost of goods sold	313,792	109,229	23,705	(84)	446,642
Depreciation and amortization	5,649	2,135	599	537	8,920
Selling, general, and administrative expense	18,290	3,245	2,523	11,722	35,780

Operating income	31,159	19,912	3,879	(13,483)	41,467

Interest expense					(1,848)
Other income, net					245

Income before taxes					$39,864

	For the Quarter Ended March 28, 2015
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$361,482	$151,036	$25,811	$(1,087)	$537,242

Cost of goods sold	312,690	127,724	21,267	(847)	460,834
Depreciation and amortization	5,187	1,655	425	586	7,853
Selling, general, and administrative expense	17,346	2,698	1,854	10,933	32,831

Operating income	26,259	18,959	2,265	(11,759)	35,724

Interest expense					(2,076)
Other income, net					105

Income before taxes					$33,753

INDEX

(In thousands)	April 2, 2016	December 26, 2015

Segment assets:
Piping Systems	$815,400	$811,343
Industrial Metals	193,662	174,897
Climate	41,172	39,876
General Corporate	310,786	312,685

	$1,361,020	$1,338,801

Note 3 – Inventories

(In thousands)	April 2, 2016	December 26, 2015

Raw materials and supplies	$53,983	$58,987
Work-in-process	37,656	25,161
Finished goods	154,592	161,410
Valuation reserves	(5,623)	(6,180)

Inventories	$240,608	$239,378

Note 4 – Derivative Instruments and Hedging Activities

The Company's earnings and cash flows are subject to fluctuations due to changes in commodity prices, foreign currency exchange rates, and interest rates.  The Company uses derivative instruments such as commodity futures contracts, foreign currency forward contracts, and interest rate swaps to manage these exposures.

All derivatives are recognized in the Condensed Consolidated Balance Sheets at their fair value.  On the date the derivative contract is entered into, it is either a) designated as (i) a hedge of a forecasted transaction or the variability of cash flow to be paid (cash flow hedge), or (ii) a hedge of the fair value of a recognized asset or liability (fair value hedge) or b) not designated in a hedge accounting relationship, even though the derivative contract was executed to mitigate an economic exposure, as the Company does not enter into derivative contracts for trading purposes (economic hedge).  Changes in the fair value of a derivative instrument that is qualified, designated and highly effective as a cash flow hedge are recorded in accumulated other comprehensive income (AOCI), to the extent effective, until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of a derivative instrument that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings.  Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.

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

At April 2, 2016, the Company held open futures contracts to purchase approximately $23.7 million of copper over the next nine months related to fixed price sales orders.  The fair value of those futures contracts was a $21 thousand net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next twelve months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At April 2, 2016, this amount was approximately $105 thousand of deferred net losses, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At April 2, 2016, the Company held open futures contracts to sell approximately $21.0 million of copper over the next four months related to copper inventory. The fair value of those futures contracts was a $307 thousand loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

INDEX

Foreign Currency Forward Contracts

The Company has entered into certain contracts to purchase heavy machinery and equipment denominated in euros.
In anticipation of entering into these contracts, the Company entered into forward contracts to purchase euros to protect itself against adverse foreign exchange rate fluctuations.

At April 2, 2016, the Company held open forward contracts to purchase approximately 2.7 million euros over the next eight months.  The fair value of these contracts, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy), was an $88 thousand gain position. At April 2, 2016, there was $184 thousand of deferred net gains, net of tax, included in AOCI that are expected to be reclassified into depreciation expense over the useful life of the heavy machinery and equipment.

Interest Rate Swap

On February 20, 2013, the Company entered into a two-year forward-starting interest rate swap agreement with an effective date of January 12, 2015, and an underlying notional amount of $200.0 million, pursuant to which the Company receives variable interest payments based on one-month LIBOR and pays fixed interest at a rate of 1.4 percent.  Based on the Company's current variable premium pricing on its Term Loan Facility, the all-in fixed rate as of the effective date is 2.7 percent.  The interest rate swap will mature on December 11, 2017, and is structured to offset the interest rate risk associated with the Company's floating-rate, LIBOR-based Term Loan Facility Agreement.  The swap was designated and accounted for as a cash flow hedge from inception.

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at the current market interest rate using observable benchmarks for LIBOR forward rates at the end of the period (level 2 within the fair value hierarchy).  Interest payable and receivable under the swap agreement is accrued and recorded as an adjustment to interest expense.  The fair value of the interest rate swap was a $2.3 million loss position at April 2, 2016, and there was $1.5 million of deferred net losses, net of tax, included in AOCI that are expected to be reclassified into interest expense over the term of the hedged item.

INDEX

The Company presents its derivative assets and liabilities in our Condensed Consolidated Balance Sheets on a net basis by counterparty. The following table summarizes the location and fair value of the derivative instruments and disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	April 2, 2016	December 26, 2015	Balance Sheet Location	April 2, 2016	December 26, 2015
Hedging instrument:
Commodity contracts - gains	Other current assets	$654	$60	Other current liabilities	$122	$238
Commodity contracts - losses	Other current assets	(82)	—	Other current liabilities	(979)	(1,864)
Foreign currency contracts - gains	Other current assets	88	—	Other current liabilities	—	34
Foreign currency contracts - losses	Other current assets	—	—	Other current liabilities	—	(75)
Interest rate swap	Other assets	—	—	Other liabilities	(2,319)	(1,692)

Total derivatives (1)		$660	$60		$(3,176)	$(3,359)

(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments in our Condensed Consolidated Statements of Income:
		Three Months Ended
(In thousands)	Location	April 2, 2016	March 28, 2015
Fair value hedges:
(Loss) gain on commodity contracts (qualifying)	Cost of goods sold	$(50)	$213
Gain (loss) on hedged item - Inventory	Cost of goods sold	62	(247)

Undesignated derivatives:
Gain on commodity contracts (nonqualifying)	Cost of goods sold	$494	$234

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	Three Months Ended April 2, 2016
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$873	Cost of goods sold	$68
Foreign currency contracts	66	Depreciation expense	—
Interest rate swap	(470)	Interest expense	69
Other	(12)	Other	—
Total	$457	Total	$137

INDEX

	Three Months Ended March 28, 2015
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$274	Cost of goods sold	$571
Foreign currency contracts	(55)	Depreciation expense	—
Interest rate swap	(1,032)	Interest expense	68
Other	(24)	Other	—
Total	$(837)	Total	$639

The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts through April 2, 2016 was not material to the Condensed Consolidated Statements of Income.

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts. Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At April 2, 2016 and December 26, 2015, the Company had recorded restricted cash in other current assets of $2.7 million and $2.6 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Note 5 – Investment in Unconsolidated Affiliates

The Company owns a 50 percent interest in Tecumseh Products Holdings LLC (Joint Venture), an unconsolidated affiliate that acquired Tecumseh Products Company (Tecumseh) during 2015.  The Company also owns 50 percent interest in a second unconsolidated affiliate that provided financing to Tecumseh in conjunction with the acquisition.  These investments are accounted for using the equity method of accounting as the Company can exercise significant influence but does not own a majority equity interest or otherwise control the repective entities.  Under the equity method of accounting, these investments are stated at initial cost and are adjusted for subsequent additional investments and the Company's  proportionate share of earnings or losses and distributions.

The Company records its proportionate share of the investee's net income or loss one quarter in arrears as income (loss) from unconsolidated affiliates in the Condensed Consolidated Statements of Income.

The following tables present summarized financial information derived from the Company's equity method investees' combined consolidated financial statements, which are prepared in accordance with U.S. GAAP.

(In thousands)	December 31, 2015	September 30, 2015

Current assets	$225,500	$251,389
Noncurrent assets	118,600	112,156
Current liabilities	138,781	178,784
Noncurrent liabilities	71,700	63,643

INDEX

	For the Quarter Ended
(In thousands)	December 31, 2015	September 30, 2015

Net sales	$151,600	$—
Gross profit	18,000	—
Net income	5,843	—

Included in the equity method investees' net income for the quarter ended December 31, 2015 is a gain of $17.1 million that resulted from the allocation of the purchase price, which was finalized during the quarter.  That gain was offset by restructuring and impairment charges of $5.3 million and operating losses of $6.0 million.

Note 6 – Benefits Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended
(In thousands)	April 2, 2016	March 28, 2015

Pension benefits:
Service cost	$195	$272
Interest cost	1,975	2,054
Expected return on plan assets	(2,466)	(2,654)
Amortization of net loss	774	714

Net periodic benefit cost	$478	$386

Other benefits:
Service cost	$62	$96
Interest cost	156	196
Amortization of prior service (credit) cost	(224)	2
Amortization of net loss	2	3

Net periodic benefit (income) cost	$(4)	$297

Note 7 – Commitments and Contingencies

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company's revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at April 2, 2016 were $6.6 million.

Note 8 – Income Taxes

The Company's effective tax rate for the first quarter of 2016 was 35 percent compared with 34 percent for the same period last year.  The items impacting the effective tax rate for the first quarter of 2016 were primarily attributable to reductions for the U.S. production activities deduction of $0.9 million and the effect of foreign tax rates lower than statutory tax rates of $1.1 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $0.8 million and the recording of the basis difference in  unconsolidated affiliates of $1.0 million.

INDEX

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

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions.  The statute of limitations is open for the Company's federal tax return and most state income tax returns for 2012 and all subsequent years and is open for certain state and foreign returns for earlier tax years due to ongoing audits and differing statute periods.  The Internal Revenue Service is currently auditing the Company's 2013 federal tax return.  While the Company believes that it is adequately reserved for possible future audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

Note 9 – Accumulated Other Comprehensive Income

AOCI includes certain foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges, adjustments to pension and OPEB liabilities, and unrealized gains and losses on marketable securities classified as available-for-sale.

The following table provides changes in AOCI by component, net of taxes and noncontrolling interest (amounts in parentheses indicate debits to AOCI):

	For the Quarter Ended April 2, 2016
(In thousands)	Cumulative Translation Adjustment	Unrealized (Losses)/Gains on Derivatives	Minimum Pension/OPEB Liability Adjustment	Unrealized Gains on Equity Investments	Total

Balance at December 26, 2015	$(24,773)	$(2,009)	$(28,429)	$221	$(54,990)

Other comprehensive income (loss) before reclassifications	(337)	457	760	14	894
Amounts reclassified from accumulated OCI	—	137	412	—	549

Net current-period other comprehensive income	(337)	594	1,172	14	1,443

Balance at April 2, 2016	$(25,110)	$(1,415)	$(27,257)	$235	$(53,547)

INDEX

	For the Quarter Ended March 28, 2015
(In thousands)	Cumulative Translation Adjustment	Unrealized (Losses)/Gains on Derivatives	Minimum Pension/OPEB Liability Adjustment	Unrealized Gains on Equity Investments	Total

Balance at December 27, 2014	$(7,076)	$(953)	$(35,164)	$270	$(42,923)

Other comprehensive income (loss) before reclassifications	(7,697)	(837)	895	(27)	(7,666)
Amounts reclassified from accumulated OCI	—	639	521	—	1,160

Net current-period other comprehensive income	(7,697)	(198)	1,416	(27)	(6,506)

Balance at March 28, 2015	$(14,773)	$(1,151)	$(33,748)	$243	$(49,429)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended
(In thousands)	April 2, 2016	March 28, 2015	Affected line item

Unrealized losses/(gains) on derivatives:
Commodity contracts	$237	$762	Cost of goods sold
Interest rate swap	108	106	Interest expense
	(208)	(229)	Income tax expense
	137	639	Net of tax
	—	—	Noncontrolling interest

	$137	$639	Net of tax and noncontrolling interest

Amortization of net loss and prior service cost on employee benefit plans	$552	$719	Selling, general, and administrative expense
	(140)	(198)	Income tax expense
	412	521	Net of tax
	—	—	Noncontrolling interest

	$412	$521	Net of tax and noncontrolling interest

Note 10 – Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU (Accounting Standards Update) No. 2015-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting (ASU 2016-09).  The ASU requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.  It will also allow a company to make a policy election to account for forfeitures as they occur.  The guidance is effective for public business entities in interim and fiscal periods beginning after December 15, 2016.  Early adoption is permitted, but all of the guidance must be adopted in the same period.  The Company is in the process of evaluating the impact of ASU 2016-09 on its Condensed Consolidated Financial Statements.

INDEX

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02).  ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months.  Recognition, measurement and presentation of expenses will depend on classification as a financing or operating lease.  The amendments also require certain quantitative and qualitative disclosures about leasing arrangements.  The ASU will be effective for interim and fiscal periods beginning after December 15, 2018.  Early adoption is permitted.  The updated guidance requires a modified retrospective adoption.  The Company is still evaluating the effects that the provision of ASU 2016-02 will have on its Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issue Costs (ASU 2015-03).  The ASU simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as a separate asset.  In circumstances in which there is not an associated debt liability amount recorded in the financial statements when the debt issuance costs are incurred, they will be reported on the balance sheet as an asset until the debt liability is recorded.  The guidance is effective for public business entities in interim and fiscal periods beginning after December 15, 2015.  Retrospective application is required.  The Company adopted ASU 2015-03 effective December 27, 2015.  The adoption of the ASU did not have a material impact on the Company's Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09).  The ASU will supersede virtually all existing revenue recognition guidance under U.S. GAAP and will be effective for annual reporting periods beginning after December 15, 2017.  The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided.  The new guidance establishes a five-step approach for the recognition of revenue.  The Company is in the process of evaluating the impact of ASU 2014-09 on its Condensed Consolidated Financial Statements.

Note 11 – Subsequent Event

In February 2016, the Company entered into an agreement providing for the purchase of a 60 percent equity interest in Jungwoo Metal Ind. Co., LTD (Jungwoo) for KRW 25 billion or approximately $22.0 million.  Jungwoo is a manufacturer of copper-based pipe joining products headquartered in Seoul, South Korea and serves markets worldwide.  The transaction was subject to certain closing conditions, including Korean regulatory approval, and was completed on April 26, 2016.

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

INDEX

During the first quarter of 2016, the Company made changes to its management reporting structure as a result of a change in the way the Chief Executive Officer, who serves as the Chief Operating Decision Maker, manages and evaluates the business, makes key operating decisions, and allocates resources.  Previously, the Company had two reportable segments: Plumbing & Refrigeration and OEM.  During the quarter, the Company realigned its operating segments into three reportable segments: Piping Systems, Industrial Metals, and Climate.  Management has recast certain prior period amounts to conform to the current period presentation. Each of the reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

•
Piping Systems:  The Piping Systems segment is composed of Domestic Piping Systems Group, Canadian Operations, European Operations, Trading Group, and Mueller-Xingrong, our Chinese joint venture.  The Domestic Piping Systems Group manufactures and sells copper tube, copper and plastic fittings, line sets, and valves in North America.  The Canadian Operations manufacture copper tube and line sets in Canada and sells the products primarily in the U.S. and Canada. European Operations manufacture copper tube in the United Kingdom, which is sold throughout Europe.  The Trading Group manufactures pipe nipples and sources products for import distribution in North America.  Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications; these products are sold primarily to OEMs located in China.  The Piping Systems segment sells products to wholesalers in the plumbing and refrigeration markets, distributors to the manufactured housing and recreational vehicle industries, building material retailers, and air-conditioning OEMs.

•
Industrial Metals:  The Industrial Metals segment is composed of Brass Rod & Copper Bar Products, Impacts & Micro Gauge, and Brass-Value Added Products.  The segment manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum and copper impact extrusions; and gas valves and assemblies.   The segment manufactures and sells its products primarily to domestic OEMs in the industrial, construction, heating, ventilation, and air-conditioning, plumbing, and refrigeration markets.

•
Climate: The Climate segment is composed of Refrigeration Products, Fabricated Tube Products, Westermeyer, and Turbotec.  The segment manufactures and sells refrigeration valves and fittings and fabricated tubular products.  The segment sells its products primarily to the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

New housing starts and commercial construction are important determinants of the Company's sales to the heating, ventilation, and air-conditioning, refrigeration, and plumbing markets because the principal end use of a significant portion of our products is in the construction of single and multi-family housing and commercial buildings.  Repairs and remodeling projects are also important drivers of underlying demand for these products.

Residential construction activity has shown improvement in recent years, but remains at levels below long-term historical averages.  Continued improvement is expected, but may be tempered by continuing low labor participation rates, the pace of household formations, and tighter lending standards.  Per the U.S. Census Bureau, the March 2016 seasonally adjusted annual rate of new housing starts was 1.1 million compared with the March 2015 rate of 1.0 million.  Mortgage rates remain at historically low levels, as the average 30-year fixed mortgage rate was 3.74 percent for the first three months of 2016 and 3.85 percent for the twelve months ended December 2015.

The private non-residential construction sector, which includes offices, industrial, health care and retail projects, began showing improvement in 2016 and 2015 after declines in previous years.  Per the U.S. Census Bureau, the actual (not seasonally adjusted) value of private non-residential construction put in place was $389.0 billion in 2015 compared to $347.7 billion in 2014.  The seasonally adjusted annual value of private non-residential construction put in place was $398.3 billion in February 2016 compared to the December 2015 rate of $392.8 billion and the February 2015 rate of $360.2 billion.  We expect that most of these conditions will continue to improve.

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

Earnings and profitability are also impacted by unit volumes that are subject to market trends, such as substitute products, imports, technologies, and market share.  In core product lines, we intensively manage our pricing structure while attempting to maximize our profitability.  From time-to-time, this practice results in lost sales opportunities and lower volume.  For plumbing systems, plastics are the primary substitute product; these products represent an increasing share of consumption.  U.S. consumption of copper tube is still predominantly supplied by U.S. manufacturers.  For certain air-conditioning and refrigeration applications, aluminum based systems are the primary substitution threat.  We cannot predict the acceptance or the rate of switching that may occur.  In recent years, brass rod consumption in the U.S. has declined due to the outsourcing of many manufactured products from offshore regions.

INDEX

Results of Operations

Consolidated Results

The following table compares summary operating results for the first quarter of 2016 and 2015:

	Three Months Ended		Percent Change
(In thousands)	April 2, 2016	March 28, 2015	2016 vs. 2015

Net sales	$532,809	$537,242	(0.8)%
Operating income	41,467	35,724	16.1
Net income	28,630	21,978	30.3

The following are components of changes in net sales compared to the prior year:

2016 vs. 2015

Net selling price in core product lines	(14.0)%
Unit sales volume in core product lines	(1.1)
Acquisitions	14.0
Other	0.3
(0.8)%

The increase in net sales was primarily due to $57.3 million of sales recorded by Great Lakes Copper Ltd. (Great Lakes), acquired in July 2015, $12.3 million of sales recorded by Sherwood Valve Products, LLC (Sherwood), acquired in June 2015, and $5.6 million of sales recorded by Turbotec Products, Inc. (Turbotec), acquired in March 2015. These increases were offset by lower net selling prices of $75.4 million in our core products.  In addition, we had an increase in unit sales volume in the core product lines in our domestic Piping Systems segment that was offset by lower unit sales volume in the Industrial Metals segment and at Mueller-Xingrong.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

INDEX

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2016 and 2015:

	Three Months Ended
(In thousands)	April 2, 2016	March 28, 2015

Cost of goods sold	$446,642	$460,834
Depreciation and amortization	8,920	7,853
Selling, general, and administrative expense	35,780	32,831

Operating expenses	$491,342	$501,518

	Three Months Ended
	April 2, 2016	March 28, 2015

Cost of goods sold	83.8%	85.8%
Depreciation and amortization	1.7	1.5
Selling, general, and administrative expense	6.7	6.1

Operating expenses	92.2%	93.4%

The decrease in cost of goods sold was primarily due to the decrease in the average cost of copper, our principal raw material, partially offset by the increase in volume related to the businesses acquired.  Depreciation and amortization increased in the first quarter of 2016 primarily as a result of depreciation and amortization of long-lived assets for businesses acquired.  Selling, general, and administrative expenses increased for the first quarter of 2016 primarily as a result of incremental expenses associated with businesses acquired during 2015.

Interest expense decreased slightly in the first quarter of 2016 primarily as a result of decreased borrowing costs at Mueller-Xingrong.  Other income, net, for the first quarter of 2016 was consistent with the first quarter of 2015.

Our effective tax rate for the first quarter of 2016 was 35 percent compared with 34 percent for the same period last year.  The difference between the effective tax rate and the amount computed using the U.S. federal statutory tax rate for the first quarter of 2016 was primarily attributable to reductions for the U.S. production activities deduction of $0.9 million and the effect of foreign tax rates lower than statutory tax rates of $1.1 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $0.8 million and the recording of the basis difference in  unconsolidated affiliates of $1.0 million.

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

We own a 50 percent interest in Tecumseh Products Holdings LLC, an unconsolidated affiliate that acquired Tecumseh Products Company (Tecumseh) during the third quarter of 2015.  We also own a 50 percent interest in a second unconsolidated affiliate that provided financing to Tecumseh in conjunction with the acquisition.  We account for these investments using the equity method of accounting.  For the first quarter of 2016, we recognized $2.9 million of income on these investments.  Included in income from unconsolidated affiliates is a gain that resulted from the allocation of purchase price, which was finalized during the quarter.  That gain was offset by restructuring and impairment charges and operating losses.

INDEX

Piping Systems Segment

The following table compares summary operating results for the first quarter of 2016 and 2015 for the businesses comprising our Piping Systems segment:

	Three Months Ended		Percent Change
(In thousands)	April 2, 2016	March 28, 2015	2016 vs. 2015

Net sales	$368,890	$361,482	2.0%
Operating income	31,159	26,259	18.7

The following are components of changes in net sales compared to the prior year:

2016 vs. 2015

Net selling price in core product lines	(14.7)%
Unit sales volume in core product lines	0.9
Acquisitions	15.9
Other	(0.1)
2.0%

The increase in net sales was primarily due to (i) $57.3 million of sales recorded by Great Lakes and (ii) higher unit sales volume in the segment's domestic core product lines, primarily copper tube.  These increases were offset by (i) lower net selling prices of $53.0 million in the segment's core product lines and (ii) a decrease in sales by the segment's other product lines, primarily Mueller-Xingrong.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2016 and 2015:

	Three Months Ended
(In thousands)	April 2, 2016	March 28, 2015

Cost of goods sold	$313,792	$312,690
Depreciation and amortization	5,649	5,187
Selling, general, and administrative expense	18,290	17,346

Operating expenses	$337,731	$335,223

	Three Months Ended
	April 2, 2016	March 28, 2015

Cost of goods sold	85.1%	86.5%
Depreciation and amortization	1.5	1.4
Selling, general, and administrative expense	5.0	4.8

Operating expenses	91.6%	92.7%

The increase in cost of goods sold was primarily due to the increase in volume related to Great Lakes, largely offset by the decrease in the average cost of copper.  Depreciation and amortization increased slightly as a result of depreciation and amortization of the long-lived assets acquired at Great Lakes.Selling, general, and administrative expenses increased for the first quarter of 2016 primarily as a result of incremental expenses associated with Great Lakes of $1.6 million.  This was offset by a reduction of $0.4 million of equipment relocation costs related to the rationalization of Yorkshire Copper Tube in 2015 as well as foreign currency transaction gains of $0.5 million in the current quarter.

INDEX

Industrial Metals Segment

The following table compares summary operating results for the first quarter of 2016 and 2015 for the businesses comprising our Industrial Metals segment:

	Three Months Ended		Percent Change
(In thousands)	April 2, 2016	March 28, 2015	2016 vs. 2015

Net sales	$134,521	$151,036	(10.9)%
Operating income	19,912	18,959	5.0

The following are components of changes in net sales compared to the prior year:

2016 vs. 2015

Net selling price in core product lines	(14.7)%
Unit sales volume in core product lines	(6.0)
Acquisitions	8.1
Other	1.7
(10.9)%

The decrease in net sales was primarily due to (i) lower net selling prices of $22.2 million and (ii) lower unit sales volume of $9.1 million in the segment's core product lines, primarily brass rod. This was offset by $12.3 million of sales recorded by Sherwood.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2016 and 2015:

	Three Months Ended
(In thousands)	April 2, 2016	March 28, 2015

Cost of goods sold	$109,229	$127,724
Depreciation and amortization	2,135	1,655
Selling, general, and administrative expense	3,245	2,698

Operating expenses	$114,609	$132,077

	Three Months Ended
	April 2, 2016	March 28, 2015

Cost of goods sold	81.2%	84.6%
Depreciation and amortization	1.6	1.1
Selling, general, and administrative expense	2.4	1.7

Operating expenses	85.2%	87.4%

INDEX

The decrease in cost of goods sold was related to factors consistent with those noted regarding changes in net sales.  Depreciation and amortization increased as a result of depreciation and amortization of the long-lived assets acquired at Sherwood and recent capital expenditures.Selling, general, and administrative expenses increased primarily as a result of incremental expenses associated with Sherwood of $0.7 million.  This was offset by lower net periodic pension costs of $0.2 million.

Climate Segment

The following table compares summary operating results for the first quarter of 2016 and 2015 for the businesses comprising our Climate segment:

	Three Months Ended		Percent Change
(In thousands)	April 2, 2016	March 28, 2015	2016 vs. 2015

Net sales	$30,706	$25,811	19.0%
Operating income	3,879	2,265	71.3

The increase in net sales was primarily due to additional sales recorded by Turbotec, acquired in June 2015.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2016 and 2015:

	Three Months Ended
(In thousands)	April 2, 2016	March 28, 2015

Cost of goods sold	$23,705	$21,267
Depreciation and amortization	599	425
Selling, general, and administrative expense	2,523	1,854

Operating expenses	$26,827	$23,546

	Three Months Ended
	April 2, 2016	March 28, 2015

Cost of goods sold	77.2%	82.4%
Depreciation and amortization	2.0	1.6
Selling, general, and administrative expense	8.2	7.2

Operating expenses	87.4%	91.2%

The increase in cost of goods sold was related to the increase in volume, offset by improved margins and product mix within the segment.  Depreciation and amortization increased slightly as a result of depreciation and amortization of the long-lived assets acquired at Turbotec.  Selling, general, and administrative expenses increased primarily as a result of incremental expenses associated with Turbotec of $0.6 million.

INDEX

Liquidity and Capital Resources

The following table presents selected financial information for the first quarter of 2016 and 2015:

(In thousands)	2016	2015

Cash and cash equivalents	$270,149	$326,894
Property, plant, and equipment, net	278,481	244,909
Total debt	210,583	236,676
Working capital, net of cash and current debt	352,587	421,753

Cash provided by operating activities	10,336	3,890
Cash used in investing activities	(5,807)	(19,493)
Cash used in financing activities	(9,053)	(8,121)

Cash Provided by Operating Activities

During the three months ended April 2, 2016, cash provided by operating activities was primarily attributable to consolidated net income of $28.7 million and depreciation and amortization of $9.0 million.  This was partially offset by increased receivables of $25.1 million primarily due to a net increase in working capital needs related to higher sales at the end of the first quarter.

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

Cash Used in Investing Activities

Net cash used in investing activities in the first three months of 2016 was primarily related to capital expenditures of $5.9 million.

The major components of net cash used in investing activities in the first three months of 2015 included net deposits into restricted cash balances of $12.6 million and capital expenditures of $7.4 million.

Cash Used in Financing Activities

For the first quarter of 2016, net cash used in financing activities consisted primarily of repayment of debt by Mueller-Xingrong of $7.0 million and payment of regular quarterly dividends to stockholders of the Company of $4.2 million, offset by issuance of debt of $2.0 million.

For the first quarter of 2015, net cash used in financing activities consisted primarily of $4.2 million used for payment of regular quarterly dividends to stockholders of the Company and $3.8 million used for the repayment of debt by Mueller-Xingrong.

Liquidity and Outlook

Management believes that cash provided by operations, funds available under the credit agreement, and cash and cash equivalents on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.  Our current ratio was 4.1 to 1 as of April 2, 2016.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $0.2 million during the first three months of 2016.  We expect to spend approximately $0.5 million for the remainder of 2016 for ongoing environmental remediation activities.

INDEX

The Company declared and paid a quarterly cash dividend of 7.5 cents per common share in the first quarter of 2016 and 2015.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

In February 2016, the Company entered into an agreement providing for the purchase of a 60 percent equity interest in Jungwoo Metal Ind. Co., LTD (Jungwoo) for KRN 25 billion or approximately $22.0 million.  Jungwoo is a manufacturer of copper-based pipe joining products headquartered in Seoul, South Korea and serves markets worldwide.  The transaction was subject to certain closing conditions, including Korean regulatory approval, and was completed on April 26, 2016.

Long-Term Debt

The Company's credit agreement provides for an unsecured $200.0 million revolving credit facility (the Revolving Credit Facility) and a $200.0 million Term Loan Facility, both of which mature on December 11, 2017.  The Revolving Credit Facility backed approximately $6.6 million in letters of credit at the end of the quarter.

On March 23, 2016, Mueller-Xingrong entered into a new secured revolving credit arrangement with a total borrowing capacity of RMB 150 million (or approximately $24.1 million).  In addition, Mueller-Xingrong occasionally finances working capital through various accounts receivable and bank draft discount arrangements.  Borrowings are secured by the real property and equipment and bank draft receivables of Mueller-Xingrong and bear interest at the latest base-lending rate published by the People's Bank of China, which was 4.35 percent as of April 2, 2016.  Total borrowings at Mueller-Xingrong were $3.6 million as of April 2, 2016.

As of April 2, 2016, the Company's total debt was $210.6 million or 19.2 percent of its total capitalization.

Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of April 2, 2016, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

Our Board of Directors has extended, until October 2016, its authorization to repurchase up to 20 million shares of the Company's common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through April 2, 2016, the Company has repurchased approximately 4.7 million shares under this authorization.

Contractual Cash Obligations

There have been no significant changes in the Company's contractual cash obligations reported at December 26, 2015 other than the aforementioned commitment to purchase Jungwoo for $22.0 million, which was funded during the second quarter of 2016.

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

INDEX

The Company occasionally enters into forward fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At quarter-end, we held open futures contracts to purchase approximately $23.7 million of copper over the next nine months related to fixed-price sales orders and to sell approximately $20.8 million of copper over the next four months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to futures positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  There were no open futures contracts to purchase natural gas at April 2, 2016.

Interest Rates

At April 2, 2016, the Company had variable-rate debt outstanding of $210.6 million.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company's pretax earnings and cash flows.  The primary interest rate exposures on floating-rate debt are based on LIBOR and the base-lending rate published by the People's Bank of China.  There was no fixed rate debt outstanding as of April 2, 2016.

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

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At April 2, 2016, the Company had open forward contracts with a financial institution to sell approximately 2.7 million euros, 8.1 million Swedish kronor, and 9.0 million Norwegian kroner through July 2016.  It also held open forward contracts to buy approximately 2.7 million euros through November 2016.

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

Cautionary Statement Regarding Forward Looking Information

This Quarterly Report contains various forward-looking statements and includes assumptions concerning the Company's operations, future results, and prospects.  These forward-looking statements are based on current expectations and are subject to risk and uncertainties, and may be influenced by factors that could cause actual outcomes and results to be materially different from those predicted.  The forward-looking statements reflect knowledge and information available as of the date of preparation of the Quarterly Report, and the Company undertakes no obligation to update these forward-looking statements.  We identify the forward-looking statements by using the words "anticipates," "believes," "expects," "intends" or similar expressions in such statements.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of April 2, 2016.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of April 2, 2016 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during its fiscal quarter ending April 2, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company is exposed to risk as it operates its businesses.  To provide a framework to understand the operating environment of the Company, we have provided a brief explanation of the more significant risks associated with our businesses in our 2015 Annual Report on Form 10-K.  There have been no material changes in risk factors that were previously disclosed in our 2015 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company's Board of Directors has extended, until October 2016, its authorization to repurchase up to 20 million shares of the Company's common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through April 2, 2016, the Company had repurchased approximately 4.7 million shares under this authorization.   Below is a summary of the Company's stock repurchases for the period ended April 2, 2016.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

					15,287,060	(1)

December 27, 2015 – January 30, 2016	—	(2)	$—	—

January 31 – February 27, 2016	1,013	(2)	$26.16	—

February 28 – April 2, 2016	83,290	(2)	$20.77	—

Total	84,303

(1) Shares available to be purchased under the Company's 20 million share repurchase authorization until October 2016. The extension of the authorization was announced on October 21, 2015.

(2) Shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting. Also includes shares resulting from restricted stock forfeitures.

INDEX

Item 6.	Exhibits
10.1	Separation and Release Agreement, by and between the Company and Douglas J. Murdock, dated as of March 11, 2016 (Incorporated herein by reference to Exhibit 10.1 of the Regristrant's Current Report on Form 8-K, dated March 15, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema

Items 3, 4, and 5 are not applicable and have been omitted.

INDEX
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
April 27, 2016	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
April 27, 2016	Anthony J. Steinriede
Date	Vice President – Corporate Controller

INDEX

EXHIBIT INDEX

Exhibits	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema