Form 10-Q
period 2016-07-02
MUELLER INDUSTRIES INC
filed 2016-07-28
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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
Yes   ☐                      No   ☒

The number of shares of the Registrant's common stock outstanding as of July 25, 2016, was 57,172,780.

INDEX
MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended July 2, 2016

__________________________

As used in this report, the terms "Company," "Mueller," and "Registrant" mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

__________________________

INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands, except per share data)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Net sales	$544,071	$555,593	$1,076,880	$1,092,835

Cost of goods sold	456,060	470,365	902,702	931,199
Depreciation and amortization	9,061	8,188	17,981	16,041
Selling, general, and administrative expense	34,514	33,420	70,294	66,251
Gain on sale of assets	—	(15,376)	—	(15,376)
Severance	—	3,442	—	3,442

Operating income	44,436	55,554	85,903	91,278

Interest expense	(1,692)	(2,219)	(3,540)	(4,295)
Other income, net	515	265	760	370

Income before income taxes	43,259	53,600	83,123	87,353

Income tax expense	(14,005)	(19,738)	(28,126)	(31,151)
(Loss) income from unconsolidated affiliates, net of tax	(995)	—	1,927	—

Consolidated net income	28,259	33,862	56,924	56,202

Net income attributable to noncontrolling interests	(462)	(211)	(497)	(573)

Net income attributable to Mueller Industries, Inc.	$27,797	$33,651	$56,427	$55,629

Weighted average shares for basic earnings per share	56,511	56,247	56,489	56,220
Effect of dilutive stock-based awards	418	743	456	737

Adjusted weighted average shares for diluted earnings per share	56,929	56,990	56,945	56,957

Basic earnings per share	$0.49	$0.60	$1.00	$0.99

Diluted earnings per share	$0.49	$0.59	$0.99	$0.98

Dividends per share	$0.100	$0.075	$0.175	$0.150

See accompanying notes to condensed consolidated financial statements.

INDEX

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended				For the Six Months Ended
(In thousands)	July 2, 2016		June 27, 2015		July 2, 2016		June 27, 2015

Consolidated net income	$28,259		$33,862		$56,924		$56,202

Other comprehensive income (loss), net of tax:
Foreign currency translation	(10,186)		7,056		(11,297)		(1,348)
Net change with respect to derivative instruments and hedging activities	700	(1)	(903)	(2)	1,294	(3)	(1,101)	(4)
Net actuarial (gain) loss on pension and postretirement obligations	1,530	(5)	(647)	(6)	2,702	(7)	769	(8)
Attributable to unconsolidated affiliates	1,438	(9)	—		1,438	(9)	—
Other, net	9		34		23		7

Total other comprehensive (loss) income	(6,509)		5,540		(5,840)		(1,673)

Consolidated comprehensive income	21,750		39,402		51,084		54,529
Comprehensive loss attributable to noncontrolling interests	123		520		862		175

Comprehensive income attributable to Mueller Industries, Inc.	$21,873		$39,922		$51,946		$54,704

See accompanying notes to condensed consolidated financial statements.

_______________________________________
(1) Net of tax of $(266)
(2) Net of tax of $166
(3) Net of tax of $(487)
(4) Net of tax of $440
(5) Net of tax of $(522)
(6) Net of tax of $216
(7) Net of tax of $(920)
(8) Net of tax of $(286)
(9) Net of tax of $(812)

INDEX
MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)	July 2, 2016	December 26, 2015
Assets
Current assets:
Cash and cash equivalents	$283,161	$274,844
Accounts receivable, less allowance for doubtful accounts of $565 in 2016 and $623 in 2015	305,332	251,571
Inventories	249,954	239,378
Other current assets	27,276	34,608

Total current assets	865,723	800,401

Property, plant, and equipment, net	297,939	280,224
Goodwill, net	128,339	120,252
Intangible assets, net	39,050	40,636
Investment in unconsolidated affiliates	70,077	65,900
Other assets	19,347	31,388

Total assets	$1,420,475	$1,338,801

Liabilities
Current liabilities:
Current portion of debt	$16,226	$11,760
Accounts payable	105,138	88,051
Accrued wages and other employee costs	31,199	35,636
Other current liabilities	65,387	73,982

Total current liabilities	217,950	209,429

Long-term debt, less current portion	213,646	204,250
Pension liabilities	15,435	17,449
Postretirement benefits other than pensions	17,268	17,427
Environmental reserves	20,830	20,943
Deferred income taxes	13,644	7,161
Other noncurrent liabilities	2,930	2,440

Total liabilities	501,703	479,099

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 57,167,406 in 2016 and 57,158,608 in 2015	802	802
Additional paid-in capital	274,928	271,158
Retained earnings	1,110,010	1,063,543
Accumulated other comprehensive loss	(59,472)	(54,990)
Treasury common stock, at cost	(453,613)	(453,228)

Total Mueller Industries, Inc. stockholders' equity	872,655	827,285
Noncontrolling interests	46,117	32,417

Total equity	918,772	859,702

Commitments and contingencies	—	—

Total liabilities and equity	$1,420,475	$1,338,801

See accompanying notes to condensed consolidated financial statements.

INDEX
MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
(In thousands)	July 2, 2016	June 27, 2015

Cash flows from operating activities
Consolidated net income	$56,924	$56,202
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	18,162	16,293
Stock-based compensation expense	2,874	2,966
Equity in earnings of unconsolidated affiliates	(1,927)	—
Gain on disposal of assets	(555)	(15,392)
Impairment charges	—	570
Deferred income taxes	3,548	(1,445)
Income tax benefit from exercise of stock options	(186)	(146)
Changes in assets and liabilities, net of businesses acquired:
Receivables	(52,334)	(24,304)
Inventories	1,176	(5,252)
Other assets	17,009	6,963
Current liabilities	(1,314)	(19,629)
Other liabilities	(1,440)	(415)
Other, net	(72)	739

Net cash provided by operating activities	41,865	17,150

Cash flows from investing activities
Capital expenditures	(10,248)	(15,969)
Acquisition of businesses, net of cash acquired	(20,533)	(35,978)
Net withdrawals from restricted cash balances	1,508	3,486
Proceeds from the sale of assets	1,482	5,518

Net cash used in investing activities	(27,791)	(42,943)

Cash flows from financing activities
Repayments of long-term debt	(500)	(500)
Dividends paid to stockholders of Mueller Industries, Inc.	(9,887)	(8,435)
Issuance (repayment) of debt by joint ventures, net	4,426	(17,750)
Issuance of debt	2,000	—
Net cash received to settle stock-based awards	326	125
Income tax benefit from exercise of stock options	186	146

Net cash used in financing activities	(3,449)	(26,414)

Effect of exchange rate changes on cash	(2,308)	(780)

Increase (decrease) in cash and cash equivalents	8,317	(52,987)
Cash and cash equivalents at the beginning of the period	274,844	352,134

Cash and cash equivalents at the end of the period	$283,161	$299,147

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

The accompanying unaudited interim financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented herein.  The fiscal six months ended July 2, 2016 contained 27 weeks, while the fiscal six months ended June 27, 2015 contained 26 weeks.

Note 1 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.  Approximately 418 thousand and 24 thousand stock options were excluded from the computation of diluted earnings per share for the quarters ended July 2, 2016 and June 27, 2015, respectively, because they were antidilutive.

Note 2 – Acquisitions and Dispositions

Acquisitions

On April 26, 2016, the Company entered into an agreement providing for the purchase of a 60.0 percent equity interest in Jungwoo Metal Ind. Co., LTD (Jungwoo-Mueller) for approximately $21.8 million in cash.  Jungwoo-Mueller manufactures copper-based pipe joining products and is headquartered in Seoul, South Korea and serves markets worldwide.  It complements the Company's existing copper fittings businesses in the Piping Systems segment and is reported in the Company's Condensed Consolidated Financial Statements one month in arrears.

This acquisition was accounted for using the acquisition method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values.

The fair value of the assets acquired totaled $50.1 million, consisting primarily of property, plant, and equipment of $25.9 million, inventories of $15.8 million, accounts receivable of $5.6 million, other current assets of $1.5 million and cash of $1.3 million.  The fair value of the liabilities assumed totaled $17.3 million, consisting primarily of long-term debt of $8.7 million, accounts payable of $7.3 million, pension liabilities of $0.8 million, and other current liabilities of $0.5 million. Of the remaining purchase price, $3.6 million was allocated to non-deductible goodwill.  The noncontrolling interest in Jungwoo-Mueller is $14.6 million.  The purchase price allocation is provisional as of July 2, 2016 and subject to change upon completion of the final valuation of the long-lived assets and noncontrolling interest during the measurement period.

During the second quarter of 2015, the Company recognized approximately $3.4 million of severance costs related to the reorganization of Yorkshire Copper Tube, acquired in 2014.

The valuations of businesses acquired during 2015 have been finalized.  During the second quarter of 2016, a deferred tax liability of $4.1 million was recorded that resulted from a basis difference in the long-lived assets acquired from Great Lakes Copper Ltd.  This resulted in an increase in goodwill. There were no changes to the purchase price allocations for Turbotec Products, Inc. or Sherwood Valve LLC from the amounts presented in the Company's 2015 Annual Report on Form 10-K.

INDEX

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

Note 3 –Segment Information

During the first quarter of 2016, the Company made changes to its management reporting structure as a result of a change in the way the Chief Executive Officer, who serves as the Chief Operating Decision Maker, manages and evaluates the business, makes key operating decisions, and allocates resources.  Previously, the Company had two reportable segments: Plumbing & Refrigeration and OEM.  During the first quarter, the Company realigned its operating segments into three reportable segments: Piping Systems, Industrial Metals, and Climate.  Management has recast certain prior period amounts to conform the current period presentation. Each of the reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

Piping Systems

Piping Systems is composed of the following operating segments: Domestic Piping Systems Group, Canadian Operations, European Operations, Trading Group, Mueller-Xingrong (the Company's Chinese joint venture), and Jungwoo-Mueller (the Company's South Korean joint venture).  The Domestic Piping Systems Group manufactures copper tube and fittings, plastic fittings, and line sets.  These products are manufactured in the U.S.   Outside the U.S., the Canadian Operations manufacture copper tube and line sets and sell the products primarily in the U.S. and Canada, and the European Operations manufacture copper tube, which is sold primarily in Europe.  The Trading Group manufactures pipe nipples and imports and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products in the U.S. and Mexico.  Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications in China.  Jungwoo-Mueller manufactures copper-based joining products that are sold worldwide.  The Piping System segment's products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, building product retailers, and air-conditioning original equipment manufacturers (OEMs).

Industrial Metals

Industrial Metals is composed of the following operating segments: Brass Rod & Copper Bar Products, Impacts & Micro Gauge, and Brass Value-Added Products.  These businesses manufacture brass rod, impact extrusions, and forgings, as well as a wide variety of end products including plumbing brass, automotive components, valves, fittings, and gas assemblies.  These products are manufactured in the U.S. and sold primarily to OEMs in the U.S., many of which are in the industrial, construction, heating, ventilation, and air-conditioning, plumbing, and refrigeration markets.

Climate

Climate is composed of the following operating segments: Refrigeration Products, Fabricated Tube Products, Westermeyer, and Turbotec.  These domestic businesses manufacture and fabricate valves and assemblies primarily for the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

INDEX

Summarized segment information is as follows:

	For the Quarter Ended July 2, 2016
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$388,662	$127,737	$31,359	$(3,687)	$544,071

Cost of goods sold	333,356	104,874	22,448	(4,618)	456,060
Depreciation and amortization	5,787	2,120	618	536	9,061
Selling, general, and administrative expense	16,560	3,619	2,456	11,879	34,514

Operating income	32,959	17,124	5,837	(11,484)	44,436

Interest expense					(1,692)
Other income, net					515

Income before taxes					$43,259

	For the Quarter Ended June 27, 2015
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$379,750	$145,228	$31,498	$(883)	$555,593

Cost of goods sold	326,338	120,808	24,134	(915)	470,365
Depreciation and amortization	5,335	1,643	614	596	8,188
Selling, general, and administrative expense	16,776	2,302	2,500	11,842	33,420
Gain on sale of assets	(15,376)	—	—	—	(15,376)
Severance	3,442	—	—	—	3,442

Operating income	43,235	20,475	4,250	(12,406)	55,554

Interest expense					(2,219)
Other income, net					265

Income before taxes					$53,600

INDEX

Segment information (continued):

	For the Six Months Ended July 2, 2016
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$757,552	$262,258	$62,065	$(4,995)	$1,076,880

Cost of goods sold	647,148	214,103	46,153	(4,702)	902,702
Depreciation and amortization	11,436	4,255	1,217	1,073	17,981
Selling, general, and administrative expense	34,850	6,864	4,979	23,601	70,294

Operating income	64,118	37,036	9,716	(24,967)	85,903

Interest expense					(3,540)
Other income, net					760

Income before taxes					$83,123

	For the Six Months Ended June 27, 2015
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$741,232	$296,264	$57,309	$(1,970)	$1,092,835

Cost of goods sold	639,028	248,532	45,401	(1,762)	931,199
Depreciation and amortization	10,522	3,298	1,039	1,182	16,041
Selling, general, and administrative expense	34,122	5,000	4,354	22,775	66,251
Gain on sale of assets	(15,376)	—	—	—	(15,376)
Severance	3,442	—	—	—	3,442

Operating income	69,494	39,434	6,515	(24,165)	91,278

Interest expense					(4,295)
Other income, net					370

Income before taxes					$87,353

(In thousands)	July 2, 2016	December 26, 2015

Segment assets:
Piping Systems	$863,138	$811,343
Industrial Metals	160,655	153,102
Climate	66,383	61,672
General Corporate	330,299	312,684

	$1,420,475	$1,338,801

INDEX

Note 4 – Inventories

(In thousands)	July 2, 2016	December 26, 2015

Raw materials and supplies	$64,206	$58,987
Work-in-process	36,604	25,161
Finished goods	154,593	161,410
Valuation reserves	(5,449)	(6,180)

Inventories	$249,954	$239,378

Note 5 – Derivative Instruments and Hedging Activities

The Company's earnings and cash flows are subject to fluctuations due to changes in commodity prices, foreign currency exchange rates, and interest rates. The Company uses derivative instruments such as commodity futures contracts, foreign currency forward contracts, and interest rate swaps to manage these exposures.

All derivatives are recognized in the Condensed Consolidated Balance Sheets at their fair value. On the date the derivative contract is entered into, it is either a) designated as (i) a hedge of a forecasted transaction or the variability of cash flow to be paid or received  (cash flow hedge), or (ii) a hedge of the fair value of a recognized asset or liability (fair value hedge) or b) not designated in a hedge accounting relationship, even though the derivative contract was executed to mitigate an economic exposure, as the Company does not enter into derivative contracts for trading purposes (economic hedge).  Changes in the fair value of a derivative instrument that is qualified, designated and highly effective as a cash flow hedge are recorded in accumulated other comprehensive income (AOCI), to the extent effective, until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of a derivative instrument that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings.  Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.

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

At July 2, 2016, the Company held open futures contracts to purchase approximately $22.3 million of copper over the next 18 months related to fixed price sales orders.  The fair value of those futures contracts was a $1.7 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At July 2, 2016, this amount was approximately $979 thousand of deferred net gains, net of tax.

INDEX

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.   These futures contracts have been designated as fair value hedges.  At July 2, 2016, the Company held open futures contracts to sell approximately $15.5 million of copper over the next six months related to copper inventory.  The fair value of those futures contracts was a $498 thousand net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

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

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at the current market interest rate using observable benchmarks for LIBOR forward rates at the end of the period (level 2 within the fair value hierarchy).  Interest payable and receivable under the swap agreement is accrued and recorded as an adjustment to interest expense.  The fair value of the interest rate swap was a $2.4 million loss position at July 2, 2016, and there was $1.5 million of deferred losses, net of tax, included in AOCI that are expected to be reclassified into interest expense over the term of the hedged item.

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty. The following table summarizes the location and fair value of the derivative instruments and disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	July 2, 2016	December 26, 2015	Balance Sheet Location	July 2, 2016	December 26, 2015
Hedging instrument:
Commodity contracts - gains	Other current assets	$1,761	$60	Other current liabilities	$24	$238
Commodity contracts - losses	Other current assets	(85)	—	Other current liabilities	(522)	(1,864)
Interest rate swap	Other assets	—	—	Other liabilities	(2,407)	(1,692)
Total derivatives (1)		$1,676	$60		$(2,905)	$(3,318)

(1) Does not include the impact of cash collateral received from or provided to counterparties.

The following tables summarize the effects of derivative instruments on our Condensed Consolidated Statements of Income:

		Three Months Ended		Six Months Ended
(In thousands)	Location	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Fair value hedges:
(Loss) gain on commodity contracts (qualifying)	Cost of goods sold	$(332)	$1,256	$(383)	$1,468
Gain (loss) on hedged item - Inventory	Cost of goods sold	288	(1,403)	350	(1,650)

Undesignated derivatives:
Gain on commodity contracts (nonqualifying)	Cost of goods sold	1,326	1,046	1,820	1,279

INDEX

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	Three Months Ended July 2, 2016
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$2,464	Cost of goods sold	$(1,359)
Interest rate swap	(115)	Interest expense	59
Other	(349)	Other	—
Total	$2,000	Total	$(1,300)

	Three Months Ended June 27, 2015
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(1,159)	Cost of goods sold	$(81)
Interest rate swap	267	Interest expense	63
Other	7		—
Total	$(885)		$(18)

	Six Months Ended July 2, 2016
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$3,337	Cost of goods sold	$(1,291)
Interest rate swap	(585)	Interest expense	128
Other	(295)	Other	—
Total	$2,457		$(1,163)

INDEX

Derivative instrument information (continued):

	Six Months Ended June 27, 2015
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(885)	Cost of goods sold	$490
Interest rate swap	(765)	Interest expense	131
Other	(72)	Other	—
Total	$(1,722)		$621

The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts through July 2, 2016 was not material to the Condensed Consolidated Statements of Income.

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts. Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions. The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At July 2, 2016 and December 26, 2015, the Company had recorded restricted cash in other current assets of $1.0 million and $2.6 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Note 6 – Investment in Unconsolidated Affiliates

The Company owns a 50 percent interest in Tecumseh Products Holdings LLC (Joint Venture), an unconsolidated affiliate that acquired Tecumseh Products Company (Tecumseh) during the third quarter of 2015.  The Company also owns 50 percent interest in a second unconsolidated affiliate that provided financing to Tecumseh in conjunction with the acquisition.  These investments are accounted for using the equity method of accounting as the Company can exercise significant influence but does not own a majority equity interest or otherwise control the respective entities.  Under the equity method of accounting, these investments are stated at initial cost and are adjusted for subsequent additional investments and the Company's proportionate share of earnings or losses and distributions.

The Company records its proportionate share of the investees' net income or loss one quarter in arrears as income (loss) from unconsolidated affiliates, net of tax,  in the Condensed Consolidated Statements of Income.

The following tables present summarized financial information derived from the Company's equity method investees'  combined consolidated financial statements, which are prepared in accordance with U.S. GAAP.

(In thousands)	March 31, 2016	September 30, 2015

Current assets	$248,511	$251,389
Noncurrent assets	119,900	112,156
Current liabilities	158,000	178,784
Noncurrent liabilities	70,237	63,643

	March 31, 2016
(In thousands)	For the Quarter Ended	For the Six Months Ended

Net sales	$138,900	$290,500
Gross profit	19,500	37,500
Net income	(1,990)	3,854

Included in the equity method investees' net income for the six months ended March 31, 2016 is a gain of $17.1 million that resulted from the allocation of the purchase price, which was finalized during the quarter ended December 31, 2015.  That gain was offset by restructuring and impairment charges of $5.3 million and net losses of $8.0 million.

INDEX

Note 7 –Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost are as follows:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Pension benefits:
Service cost	$165	$228	$360	$500
Interest cost	1,969	2,027	3,944	4,081
Expected return on plan assets	(2,466)	(2,655)	(4,932)	(5,309)
Amortization of net loss	746	656	1,520	1,370

Net periodic benefit cost	$414	$256	$892	$642

Other benefits:
Service cost	$60	$84	$122	$180
Interest cost	149	190	305	386
Amortization of prior service (credit) cost	(224)	1	(448)	3
Amortization of net gain	(20)	(16)	(18)	(13)

Net periodic benefit (income) cost	$(35)	$259	$(39)	$556

Note 8 – Commitments and Contingencies

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company's revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at July 2, 2016 were $7.0 million.

INDEX

Note 9 – Income Taxes

The Company's effective tax rate for the second quarter of 2016 was 32 percent compared with 37 percent for the same period last year.  The items impacting the effective tax rate for the second quarter of 2016 were primarily attributable to reductions for the U.S. production activities deduction of $1.0 million, and the effect of foreign tax rates lower than statutory tax rates of $1.4 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $0.8 million and miscellaneous items totaling $0.5 million.

For the second quarter of 2015, the difference between the effective tax rate and the amount computed using the U.S. federal statutory tax rate was primarily attributable to increases for state income taxes, net of the federal benefit, of $1.4 million and miscellaneous items totaling $0.6 million.  These items were partially offset by reductions for the U.S. production activities deduction of $1.2 million.

The Company's effective tax rate for the first half of 2016 was 34 percent compared with 36 percent for the same period last year.  The items impacting the effective tax rate for the first half of 2016 were primarily attributable to reductions for the U.S. production activities deduction of $1.9 million and the effect of foreign tax rates lower than statutory tax rates of $2.5 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.7 million,  and miscellaneous items totaling $1.7 million.

For the first half of 2015, the difference between the effective tax rate and what would be computed using the U.S. federal statutory tax rate was attributable to increases for state income taxes, net of the federal benefit, of $2.2 million and miscellaneous other items totaling $1.0 million.  These items were partially offset by reductions for the U.S. production activities deduction of $2.2 million and the effect of foreign income taxes lower than statutory tax rates and other foreign adjustments of $0.4 million.

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

Note 10 – Accumulated Other Comprehensive Income

AOCI includes certain foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges, adjustments to pension and OPEB liabilities, unrealized gains and losses on marketable securities classified as available-for-sale, and other comprehensive income attributable to unconsolidated affiliates.

INDEX

The following table provides changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Six Months Ended July 2, 2016
(In thousands)	Cumulative Translation Adjustment	Unrealized (Losses)/Gains on Derivatives	Minimum Pension/OPEB Liability Adjustment	Other	Total

Balance at December 26, 2015	$(24,773)	$(2,009)	$(28,429)	$221	$(54,990)

Other comprehensive income (loss) before reclassifications	(9,939)	2,457	1,910	1,461	(4,111)
Amounts reclassified from AOCI	—	(1,163)	792	—	(371)

Net current-period other comprehensive income	(9,939)	1,294	2,702	1,461	(4,482)

Balance at July 2, 2016	$(34,712)	$(715)	$(25,727)	$1,682	$(59,472)

	For the Six Months Ended June 27, 2015
(In thousands)	Cumulative Translation Adjustment	Unrealized (Losses)/Gains on Derivatives	Minimum Pension/OPEB Liability Adjustment	Other	Total

Balance at December 27, 2014	$(7,076)	$(953)	$(35,164)	$270	$(42,923)

Other comprehensive income (loss) before reclassifications	(947)	(1,722)	(229)	7	(2,891)
Amounts reclassified from AOCI	—	621	998	—	1,619

Net current-period other comprehensive income	(947)	(1,101)	769	7	(1,272)

Balance at June 27, 2015	$(8,023)	$(2,054)	$(34,395)	$277	$(44,195)

INDEX

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Three Months Ended
(In thousands)	July 2, 2016	June 27, 2015	Affected line item

Unrealized losses/(gains) on derivatives:
Commodity contracts	$(2,108)	$(111)	Cost of goods sold
Interest rate swap	92	98	Interest expense
	716	(5)	Income tax expense
	(1,300)	(18)	Net of tax
	—	—	Noncontrolling interests

	$(1,300)	$(18)	Net of tax and noncontrolling interests

Amortization of net loss and prior service cost on employee benefit plans	$502	$641	Selling, general, and administrative expense
	(122)	(164)	Income tax expense
	380	477	Net of tax
	—	—	Noncontrolling interests

	$380	$477	Net of tax and noncontrolling interests

	Amount reclassified from AOCI
	For the Six Months Ended
(In thousands)	July 2, 2016	June 27, 2015	Affected line item

Unrealized losses/(gains) on derivatives:
Commodity contracts	$(1,871)	$651	Cost of goods sold
Interest rate swap	200	204	Interest expense
	508	(234)	Income tax expense
	(1,163)	621	Net of tax
	—	—	Noncontrolling interests

	$(1,163)	$621	Net of tax and noncontrolling interests

Amortization of net loss and prior service cost on employee benefit plans	$1,054	$1,360	Selling, general, and administrative expense
	(262)	(362)	Income tax expense
	792	998	Net of tax
	—	—	Noncontrolling interests

	$792	$998	Net of tax and noncontrolling interests

INDEX

Note 11 – Noncontrolling Interests

(In thousands)	Noncontrolling Interests

Balance at December 26, 2015	$32,417
Purchase of Jungwoo-Mueller	14,562
Net income attributable to noncontrolling interests	497
Other comprehensive loss attributable to noncontrolling interests, net of tax:
Foreign currency translation	(1,359)

Balance at July 2, 2016	$46,117

Note 12 – Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU (Accounting Standards Update) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting (ASU 2016-09).  The ASU requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.  It will also allow a company to make a policy election to account for forfeitures as they occur.  The guidance is effective for public business entities in interim and fiscal periods beginning after December 15, 2016.  Early adoption is permitted, but all of the guidance must be adopted in the same period.  The Company is in the process of evaluating the impact of ASU 2016-09 on its Condensed Consolidated Financial Statements.

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

INDEX

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

We are a leading manufacturer of copper, brass, aluminum, and plastic products.  The range of these products is broad:  copper tube and fittings; line sets; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum impact extrusions; plastic fittings and valves; refrigeration valves and fittings; fabricated tubular products; and steel nipples.  We also resell imported brass and plastic plumbing valves, malleable iron fittings, faucets and plumbing specialty products.  Mueller's operations are located throughout the United States and in Canada, Mexico, Great Britain, South Korea and China.

During the first quarter of 2016, the Company made changes to its management reporting structure as a result of a change in the way the Chief Executive Officer, who serves as the Chief Operating Decision Maker, manages and evaluates the business, makes key operating decisions, and allocates resources.  Previously, the Company had two reportable segments: Plumbing & Refrigeration and OEM.  During the first quarter, the Company realigned its operating segments into three reportable segments: Piping Systems, Industrial Metals, and Climate.  Management has recast certain prior period amounts to conform to the current period presentation. Each of the reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

•
Piping Systems:  The Piping Systems segment is composed of Domestic Piping Systems Group, Canadian Operations, European Operations, Trading Group, Mueller-Xingrong (our Chinese joint venture), and Jungwoo-Mueller (our South Korean joint venture).  The Domestic Piping Systems Group manufactures and sells copper tube, copper and plastic fittings, line sets, and valves in North America.  The Canadian Operations manufacture copper tube and line sets in Canada and sells the products primarily in the U.S. and Canada. European Operations manufacture copper tube in the United Kingdom, which is sold throughout Europe.  The Trading Group manufactures pipe nipples and sources products for import distribution in North America.  Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications; these products are sold primarily to OEMs located in China.  Jungwoo-Mueller manufactures copper-based joining products that are sold worldwide.  The Piping Systems segment sells products to wholesalers in the plumbing and refrigeration markets, distributors to the manufactured housing and recreational vehicle industries, building material retailers, and air-conditioning OEMs.

•
Industrial Metals:  The Industrial Metals segment is composed of Brass Rod & Copper Bar Products, Impacts & Micro Gauge, and Brass-Value Added Products.  The segment manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum  impact extrusions; and gas valves and assemblies.   The segment manufactures and sells its products primarily to domestic OEMs in the industrial, construction, heating, ventilation, and air-conditioning, plumbing, and refrigeration markets.

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

Residential construction activity has shown improvement in recent years, but remains at levels below long-term historical averages.  Continued improvement is expected, but may be tempered by continuing low labor participation rates, the pace of household formations, and tighter lending standards.  Per the U.S. Census Bureau, the June 2016 seasonally adjusted annual rate of new housing starts was 1.2 million, which was consistent with the June 2015 rate.  Mortgage rates remain at historically low levels, as the average 30-year fixed mortgage rate was 3.67 percent for the first six months of 2016 and 3.85 percent for the twelve months ended December 2015.

INDEX

The private non-residential construction sector, which includes offices, industrial, health care and retail projects, has shown improvement since 2014.   Per the U.S. Census Bureau, the actual (not seasonally adjusted) value of private nonresidential construction put in place was $389.9 billion in 2015 compared to $359.7 billion in 2014.  The seasonally adjusted annual value of private non-residential construction put in place was $407.4 billion in May 2016 compared to the December 2015 rate of $393.9 billion and the May 2015 rate of $392.0 billion.  We expect that most of these conditions will continue to improve.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for 2016 and 2015:

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
(In thousands)	July 2, 2016	June 27, 2015	2016 vs. 2015	July 2, 2016	June 27, 2015	2016 vs. 2015

Net sales	$544,071	$555,593	(2.1)%	$1,076.880	$1,092,835	(1.5)%
Operating income	44,436	55,554	(20.0)	85,903	91,278	(5.9)
Net income	27,797	33,651	(17.4)	56,427	55,629	1.4

The following are components of changes in net sales compared to the prior year:

	Quarter-to-Date	Year-to-Date
	2016 vs. 2015	2016 vs. 2015
Net selling price in core product lines	(12.8)%	(13.4)%
Unit sales volume in core product lines	(2.0)	(1.6)
Acquisitions	14.0	13.9
Other	(1.3)	(0.4)

	(2.1)%	(1.5)%

The decrease in net sales during the second quarter of 2016 was primarily due to (i) lower net selling prices of $71.4 million in our core product lines, primarily copper tube and brass rod, (ii) lower unit sales volume of $11.4 million, primarily in the Industrial Metals segment and at Mueller-Xingrong, and (iii) a decrease in net sales of $6.7 million in our non-core product lines.  These decreases were offset by (i) $63.8 million of sales recorded by Great Lakes Copper Ltd. (Great Lakes), acquired in July 2015, (ii) $10.8 million of sales recorded by Sherwood Valve LLC (Sherwood), acquired in June 2015, and (iii) $3.2 million of sales recorded by Jungwoo Metal Ind. Co., LTD (Jungwoo-Mueller), acquired in April 2016.

INDEX

The decrease in net sales during the first half of 2016 was primarily due to (i) lower net selling prices of $146.5 million in our core product lines, (ii) lower unit sales volume of $17.3 million, primarily in the Industrial Metals segment and at Mueller-Xingrong, and (iii) a decrease in net sales of $4.8 million in our non-core product lines.  These decreases were offset by (i) $121.2 million of sales recorded by Great Lakes, (ii) $23.1 million of sales recorded by Sherwood, (iii) $4.5 million of incremental sales recorded by Turbotec Products, Inc. (Turbotec), acquired in March 2015, and (iv) $3.2 million of sales recorded by Jungwoo-Mueller.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2016 and 2015:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Cost of goods sold	$456,060	$470,365	$902,702	$931,199
Depreciation and amortization	9,061	8,188	17,981	16,041
Selling, general and administrative expense	34,514	33,420	70,294	66,251
Gain on sale of assets	—	(15,376)	—	(15,376)
Severance	—	3,442	—	3,442

Operating expenses	$499,635	$500,039	$990,977	$1,001,557

INDEX

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Cost of goods sold	83.8%	84.7%	83.8%	85.2%
Depreciation and amortization	1.7	1.5	1.7	1.5
Selling, general and administrative expense	6.3	6.0	6.5	6.0
Gain on sale of assets	—	(2.8)	—	(1.4)
Severance	—	0.6	—	0.3

Operating expenses	91.8%	90.0%	92.0%	91.6%

Q2 2016 compared to Q2 2015

The decrease in cost of goods sold was primarily due to the decrease in the average cost of copper, our principal raw material, partially offset by the increase in volume related to businesses acquired.  Depreciation and amortization increased in the second quarter of 2016 primarily as a result of depreciation and amortization of long-lived assets of businesses acquired.Selling, general, and administrative expenses increased slightly for the second quarter of 2016 primarily as a result of incremental expenses of $2.6 million associated with businesses acquired during 2015 and 2016.  This was offset by a reduction in employee compensation expenses, including incentive compensation, of $0.4 million.  In addition, there were $1.0 million of equipment relocation costs and fixed asset impairment charges related to the rationalization of Yorkshire Copper Tube (Yorkshire) recorded in the second quarter of 2015.

During the second quarter of 2015, our operating results were positively impacted by a net gain of $15.4 million recorded on the sale of certain assets. This was offset by $3.4 million of severance charges related to the rationalization of Yorkshire.

Interest expense decreased slightly in the second quarter of 2016 primarily as a result of decreased borrowing costs at Mueller-Xingrong.  Other income, net, for the first quarter of 2016 was consistent with the first quarter of 2015.

Our effective tax rate for the second quarter of 2016 was 32 percent compared with 37 percent for the same period last year.  The items impacting the effective tax rate for the second quarter of 2016 were primarily attributable to reductions for the U.S. production activities deduction of $1.0 million and the effect of foreign tax rates lower than statutory tax rates of $1.4 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $0.8 million and miscellaneous items totaling $0.5 million.

For the second quarter of 2015, the difference between the effective tax rate and the amount computed using the U.S. federal statutory tax rate was primarily attributable to increases for state income taxes, net of the federal benefit, of $1.4 million and miscellaneous items totaling $0.6 million.  These items were partially offset by reductions for the U.S. production activities deduction of $1.2 million.

We own a 50 percent interest in Tecumseh Products Holdings LLC, an unconsolidated affiliate that acquired Tecumseh Products Company (Tecumseh) during the third quarter of 2015.  We also own a 50 percent interest in a second unconsolidated affiliate that provided financing to Tecumseh in conjunction with the acquisition.  We account for these investments using the equity method of accounting.  For the second quarter of 2016, we recognized a loss of $1.0 million on these investments.

2016 YTD compared to 2015 YTD

The decrease in cost of goods sold was primarily due to the decrease in the average cost of copper, partially offset by the increase in volume related to businesses acquired.  Depreciation and amortization increased slightly in the first half of 2016 primarily as a result of depreciation and amortization of long-lived assets of businesses acquired.Selling, general, and administrative expenses increased for the first half of 2016 primarily as a result of incremental expenses of $6.2 million associated with businesses acquired during 2015 and 2016.  In addition, there was $1.3 million of equipment relocation costs and fixed asset impairment charges related to the rationalization of Yorkshire recorded in the first half of 2015.

INDEX

During the first half of 2015, our operating results were positively impacted by a net gain of $15.4 million recorded on the sale of certain assets. This was offset by $3.4 million of severance charges related to the rationalization of Yorkshire.

Interest expense decreased in the first half of 2016 primarily as a result of decreased borrowing costs at Mueller-Xingrong.  Other income, net, for the first half of 2016 was consistent with the second quarter of 2015.

Our effective tax rate for the first half of 2016 was 34 percent compared with 36 percent for the same period last year.  The items impacting the effective tax rate for the first half of 2016 were primarily attributable to reductions for the U.S. production activities deduction of $1.9 million and the effect of foreign tax rates lower than statutory tax rates of $2.5 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.7 million, and miscellaneous items totaling $1.7 million.

For the first half of 2015, the difference between the effective tax rate and the amount computed using the U.S. federal statutory tax rate was attributable to increases for state income taxes, net of the federal benefit, of $2.2 million and miscellaneous other items totaling $1.0 million.  These items were partially offset by reductions for the U.S. production activities deduction of $2.2 million and the effect of foreign income taxes lower than statutory tax rates and other foreign adjustments of $0.4 million.

During the first half of 2016, we recognized $1.9 million of income on our investment in unconsolidated affiliates.  This included the gain that resulted from the allocation of the purchase price recorded by our equity method investees, which was offset by restructuring and impairment charges and operating losses.

Piping Systems Segment

The following table compares summary operating results for 2016 and 2015 for the businesses comprising our Piping Systems segment:

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
(In thousands)	July 2, 2016	June 27, 2015	2016 vs. 2015	July 2, 2016	June 27, 2015	2016 vs. 2015

Net sales	$388,662	$379,750	2.3%	$757,552	$741,232	2.2%
Operating income	32,959	43,235	(23.8)	64,118	69,494	(7.7)

The following are components of changes in net sales compared to the prior year:

	Quarter-to-Date	Year-to-Date
	2016 vs. 2015	2016 vs. 2015
Net selling price in core product lines	(13.4)%	(14.0)%
Unit sales volume in core product lines	(0.7)	0.1
Acquisitions	17.7	16.8
Other	(1.3)	(0.7)

	2.3%	2.2%

The increase in net sales during the second quarter of 2016 was primarily attributable to (i) $63.8 million of sales recorded by Great Lakes and (ii) $3.2 million of sales recorded by Jungwoo-Mueller. These increases were offset by (i) lower net selling prices of $51.0 million in the segment's core product lines, primarily copper tube, (ii) a decrease in net sales of $5.1 million in the segment's non-core product lines, and (iii) lower unit sales volume of $2.5 million in the segment's core product lines, primarily Mueller-Xingrong.

INDEX

The increase in net sales during the first half of 2016 was primarily due to (i) $121.2 million of sales recorded by Great Lakes and (ii) $3.2 million of sales recorded by Jungwoo-Mueller. These increases were offset by (i) lower net selling prices of $104.0 million in the segment's core product lines and (ii) a decrease in net sales of $4.8 million in the segment's non-core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2016 and 2015:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Cost of goods sold	$333,356	$326,338	$647,148	$639,028
Depreciation and amortization	5,787	5,335	11,436	10,522
Selling, general and administrative expense	16,560	16,776	34,850	34,122
Gain on sale of assets	—	(15,376)	—	(15,376)
Severance	—	3,442	—	3,442

Operating expenses	$355,703	$336,515	$693,434	$671,738

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Cost of goods sold	85.8%	85.9%	85.4%	86.2%
Depreciation and amortization	1.5	1.4	1.5	1.4
Selling, general and administrative expense	4.2	4.4	4.6	4.6
Gain on sale of assets	—	(4.0)	—	(2.1)
Severance	—	0.9	—	0.5

Operating expenses	91.5%	88.6%	91.5%	90.6%

The increase in cost of goods sold during the second quarter of 2016 was primarily due to the increase in volume related to Great Lakes and Jungwoo-Mueller, partially offset by the decrease in the average cost of copper.  Depreciation and amortization increased slightly as a result of depreciation and amortization of the long-lived assets acquired at Great Lakes.Selling, general, and administrative expenses increased slightly for the second quarter of 2016, primarily as a result of incremental expenses associated with Great Lakes and Jungwoo-Mueller of $2.3 million.  This was offset by a reduction in (i) sales commissions of $0.7 million, (ii) environmental remediation costs of $0.4 million, and (iii) employee compensation expenses, including incentive compensation, of $0.5 million.  Lastly, there was $1.0 million of equipment relocation costs and fixed asset impairment charges related to the rationalization of Yorkshire recorded in the second quarter of 2015.

During the second quarter of 2015, the segment's operating results were positively impacted by a net gain of $15.4 million recorded on the sale of certain assets.  This was offset by $3.4 million of severance charges related to the rationalization of Yorkshire.

INDEX

The increase in cost of goods sold during the first half of 2016 was primarily due to the increase in volume related to Great Lakes and Jungwoo-Mueller, partially offset by the decrease in the average cost of copper.  Depreciation and amortization increased as a result of depreciation and amortization of the long-lived assets acquired at Great Lakes.Selling, general, and administrative expenses increased slightly for the first half of 2016, primarily due to incremental expenses associated with Great Lakes and Jungwoo-Mueller of $4.0 million.  This was offset by a reduction in (i) sales commissions of $1.4 million and (ii) environmental remediation costs of $0.4 million.  Lastly, there was $1.3 million of equipment relocation costs and fixed asset impairment charges related to the rationalization of Yorkshire recorded in the first half of 2015.

During the first half of 2015, the segment's operating results were positively impacted by a net gain of $15.4 million recorded on the sale of certain assets. This was offset by $3.4 million of severance charges related to the rationalization of Yorkshire.

Industrial Metals Segment

The following table compares summary operating results for 2016 and 2015 for the businesses comprising our Industrial Metals segment:

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
(In thousands)	July 2, 2016	June 27, 2015	2016 vs. 2015	July 2, 2016	June 27, 2015	2016 vs. 2015

Net sales	$127,737	$145,228	(12.0)%	$262,258	$296,264	(11.5)%
Operating income	17,124	20,475	(16.4)	37,036	39,434	(6.1)

The following are components of changes in net sales compared to the prior year:

	Quarter-to-Date	Year-to-Date
	2016 vs. 2015	2016 vs. 2015
Net selling price in core product lines	(14.2)%	(14.3)%
Unit sales volume in core product lines	(6.1)	(6.1)
Acquisitions	7.5	7.8
Other	0.8	1.1

	(12.0)%	(11.5)%

The decrease in net sales during the second quarter of 2016 was primarily due to (i) lower net selling prices of $20.4 million in the segment's core product lines, primarily brass rod, and (ii) lower unit sales volume of $8.8 million in the segment's core product lines.  These decreases were offset by $10.8 million of sales recorded by Sherwood.

The decrease in net sales during the first half of 2016 was primarily due to (i) lower unit sales volume of $42.5 million in the segment's core product lines, and (ii) lower net selling prices of $18.0 million in the segment's core product lines.  These decreases were offset by $23.1 million of sales recorded by Sherwood.

INDEX

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2016 and 2015:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Cost of goods sold	$104,874	$120,808	$214,103	$248,532
Depreciation and amortization	2,120	1,643	4,255	3,298
Selling, general and administrative expense	3,619	2,302	6,864	5,000

Operating expenses	$110,613	$124,753	$225,222	$256,830

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Cost of goods sold	82.1%	83.2%	81.6%	83.9%
Depreciation and amortization	1.7	1.1	1.6	1.1
Selling, general and administrative expense	2.8	1.6	2.7	1.7

Operating expenses	86.6%	85.9%	85.9%	86.7%

The decrease in cost of goods sold during the second quarter of 2016 was primarily due to the decrease in the average cost of copper.  Depreciation and amortization increased slightly as a result of the long-lived assets acquired at Sherwood and recent capital expenditures.  Selling, general, and administrative expenses increased primarily due to incremental expenses associated with Sherwood of $1.5 million.

The decrease in cost of goods sold during the first half of 2016 was primarily due to the decrease in the average cost of copper.  Depreciation and amortization increased as a result of the long-lived assets acquired at Sherwood and recent capital expenditures.Selling, general, and administrative expenses increased primarily due to incremental expenses associated with Sherwood of $2.1 million, offset by a decrease in net periodic pension costs of $0.3 million.

Climate Segment

The following table compares summary operating results for 2016 and 2015 for the businesses comprising our Climate segment:

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
(In thousands)	July 2, 2016	June 27, 2015	2016 vs. 2015	July 2, 2016	June 27, 2015	2016 vs. 2015

Net sales	$31,359	$31,498	(0.4)%	$62,065	$57,309	8.3%
Operating income	5,837	4,250	37.3	9,716	6,515	49.1

Sales for the second quarter of 2016 were consistent with sales recorded in the second quarter of 2015.  The increase in sales for the first half of 2016 was primarily due to incremental sales recorded by Turbotec of $4.5 million.

INDEX

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2016 and 2015:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Cost of goods sold	$22,448	$24,134	$46,153	$45,401
Depreciation and amortization	618	614	1,217	1,039
Selling, general and administrative expense	2,456	2,500	4,979	4,354

Operating expenses	$25,522	$27,248	$52,349	$50,794

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Cost of goods sold	71.6%	76.6%	74.4%	79.2%
Depreciation and amortization	2.0	1.9	2.0	1.8
Selling, general and administrative expense	7.8	8.0	7.9	7.6

Operating expenses	81.4%	86.5%	84.3%	88.6%

The decrease in cost of goods sold during the second quarter of 2016 was primarily due to the decrease in the average cost of copper and product mix within the segment.  Depreciation and amortization and selling, general, and administrative expenses for the second quarter of 2016 were consistent with the expense recorded for the second quarter of 2015.

The increase in cost of goods sold during the first half of 2016 was related to the increase in volume with the acquisition of Turbotec, partially offset by the decrease in the average cost of copper and product mix within the segment.  Depreciation and amortization increased as a result of the depreciation and amortization of the long-lived assets acquired at Turbotec.Selling, general, and administrative expenses increased slightly primarily due to incremental expenses associated with Turbotec of $0.6 million.

INDEX

Liquidity and Capital Resources

The following table presents selected financial information for the first half of 2016 and 2015:

(In thousands)	2016	2015

Increase (decrease) in:
Cash and cash equivalents	$8,317	$(52,987)
Property, plant, and equipment, net	17,715	15,239
Total debt	13,862	(18,680)
Working capital, net of cash and current debt	52,950	52,934

Cash provided by operating activities	41,865	17,150
Cash used in investing activities	(27,791)	(42,943)
Cash used in financing activities	(3,449)	(26,414)

Cash Provided by Operating Activities

During the six months ended July 2, 2016, cash provided by operating activities was primarily attributable to consolidated net income of $56.9 million, depreciation and amortization of $18.2 million, and decreased other assets of $17.0 million.  These increases were offset by increased receivables of $52.3 million.  The fluctuations are primarily due to increased sales volume in certain businesses and additional working capital needs in the first half of 2016.

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

Cash Used in Investing Activities

The major components of net cash used in investing activities in the first six months of 2016 included $20.5 million for the purchase of a 60.0 percent equity interest in Jungwoo-Mueller, net of cash acquired, and capital expenditures of $10.2 million , offset by $1.5 million in proceeds from the sale of properties and net withdrawals from restricted cash balances of $1.5 million.

The major components of net cash used in investing activities in the first six months of 2015 included $36.0 million for the acquisition of Turbotec and Sherwood and capital expenditures of $16.0 million. These cash decreases were offset by $5.5 million in proceeds from the sale of certain assets and net withdrawals from restricted cash of $3.5 million.

Cash Used in Financing Activities

For the first half of 2016, net cash used in financing activities consisted primarily of $9.9 million used for the payment of regular quarterly dividends to stockholders of the Company.  This was partially offset by the issuance of debt of $6.4 million.

For the first half of 2015, net cash used in financing activities consisted primarily of $17.8 million used for the repayment of debt by Mueller-Xingrong and $8.4 million used for payment of regular quarterly dividends to stockholders of the Company.

Liquidity and Outlook

Management believes that cash provided by operations, funds available under the credit agreement, and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.  Our current ratio was 4.0 to 1 as of July 2, 2016.

INDEX

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $0.3 million during the first six months of 2016.  We expect to spend approximately $0.4 million for the remainder of 2016 for ongoing environmental remediation activities.

The Company declared and paid a quarterly cash dividend of 7.5 cents and 10.0 cents per common share in the first and second quarters of 2016, respectively, and 7.5 cents per common share in the first and second quarters of 2015.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

On April 26, 2016, the Company entered into an agreement providing for the purchase of a 60.0 percent equity interest in Jungwoo-Mueller for KRW 25 billion, or approximately $21.8 million.

Long-Term Debt

The Company's credit agreement provides for an unsecured $200.0 million revolving credit facility (the Revolving Credit Facility) and a $200.0 million Term Loan Facility, both of which mature on December 11, 2017.  The Revolving Credit Facility backed approximately $7.0 million in letters of credit at the end of the second quarter of 2016.

On March 23, 2016, Mueller-Xingrong entered into a new secured revolving credit arrangement with a total borrowing capacity of RMB 150 million (or approximately $24.1 million).  In addition, Mueller-Xingrong occasionally finances working capital through various accounts receivable and bank draft discount arrangements.  Borrowings are secured by the real property and equipment and bank draft receivables of Mueller-Xingrong and bear interest at the latest base-lending rate published by the People's Bank of China, which was 4.35 percent as of July 2, 2016.  Total borrowings at Mueller-Xingrong were $10.6 million as of July 2, 2016.

Jungwoo-Mueller has several secured revolving credit arrangements with a total borrowing capacity of KRW 35.7 billion (or approximately $30.0 million).  Borrowings are secured by the real property and equipment of Jungwoo-Mueller and bear interest at 3.28 percent as of July 2, 2016.  Total borrowings at Jungwoo-Mueller were $12.5 million as of July 2, 2016.

As of July 2, 2016, the Company's total debt was $229.9 million or 20.0 percent of its total capitalization.

Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of July 2, 2016, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Company's Board of Directors has extended, until October 2016, its authorization to repurchase up to 20 million shares of the Company's common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through July 2, 2016, the Company had repurchased approximately 4.7 million shares under this authorization.

Contractual Cash Obligations

There have been no significant changes in the Company's contractual cash obligations reported at December 26, 2015.

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

The Company occasionally enters into forward fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these fixed-price arrangements.  The Company may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At quarter-end, we held open futures contracts to purchase approximately $22.3 million of copper over the next 18 months related to fixed-price sales orders and to sell approximately $15.5 million of copper over the next six months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  There were no open futures contracts to purchase natural gas at July 2, 2016.

Interest Rates

At July 2, 2016, the Company had variable-rate debt outstanding of $229.9 million.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on the Company's pretax earnings and cash flows.  The primary interest rate exposures on floating-rate debt are based on LIBOR and the base-lending rate published by the People's Bank of China.  There was no fixed rate debt outstanding as of July 2, 2016.

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

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At July 2, 2016, the Company had open futures contracts with a financial institution to sell approximately 2.7 million euros, 12.3 million Swedish kronor, 9.0 million Norwegian kroner, and 7.7 million U.S. dollars through February 2017.  It also held open futures contracts to buy approximately 1.8 million euros through November 2016.

The Company's primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars.  The primary currencies to which we are exposed include the Canadian dollar, the British pound sterling, the euro, the Mexican peso, the South Korean won, and the Chinese renminbi.  The Company generally views its investments in foreign subsidiaries with a functional currency other than the U.S. dollar as long-term.  As a result, we generally do not hedge these net investments.

INDEX

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of July 2, 2016.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of July 2, 2016 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ending July 2, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company is exposed to risk as it operates its businesses.  To provide a framework to understand the operating environment of the Company, we have provided a brief explanation of the more significant risks associated with our businesses in our 2015 Annual Report on Form 10-K.  There have been no material changes in risk factors that were previously disclosed in our 2015 Annual Report on Form 10-K, except as set forth below.

The vote by the United Kingdom (U.K.) to leave the European Union (EU) could adversely affect us.
The recent U.K. referendum on its membership in the EU resulted in a majority of U.K. voters voting to exit the EU ("Brexit").  As a result, we face risks associated with the potential uncertainty and consequences that may follow Brexit, including with respect to volatility in exchange rates and interest rates and disruptions affecting our relationships with our existing and future customers, suppliers and employees.  Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets.  Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company's Board of Directors has extended, until October 2016, its authorization to repurchase up to 20 million shares of the Company's common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through July 2, 2016, the Company had repurchased approximately 4.7 million shares under this authorization.   Below is a summary of the Company's stock repurchases for the period ended July 2, 2016.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

					15,287,060	(1)

April 3 – April 30, 2016	962	(2)	$19.71	—

May 1 – May 28, 2016	1,062	(2)	30.51	—

May 29 – July 2, 2016	38,983	(2)	31.23	—

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

INDEX

Item 5.	Other Information

Change in Control Agreements

On July 26, 2016, the Company and each of Jeffrey A. Martin, Nicholas W. Moss, Steffen Sigloch, Mark Millerchip, Daniel R. Corbin and Brian K. Barksdale entered into a Change in Control Agreement (the "Change in Control Agreement").  Pursuant to the Change in Control Agreement, if, upon or within two years following a Change in Control, an executive's employment is terminated by the Company without Cause (other than on account of death or Disability), or by the executive for Good Reason, the executive shall be entitled to:  (i) an amount equal to two times the executive's base salary (as in effect immediately prior to the Change in Control or, if greater, the date of such termination); and (ii) an amount equal to two times the average annual bonus paid to the executive (including, for this purpose only, any amounts deferred) in respect of the three calendar years immediately preceding the calendar year in which the Change in Control occurs (or the three calendar years immediately preceding the calendar year of such termination, if greater).  The Change in Control Agreement also provides that for two years following termination under the circumstances described above, the executive will receive (subject to the executive's election of COBRA continuation coverage under the Company's group health plan) continued coverage under the Company's group health plan at the Company's cost (or at the direction of the Company, reimbursement for COBRA premiums) for two years following such termination.  The provision of any payments and/or benefits under the Change in Control Agreement is subject to the executive's execution and delivery to the Company of a general release of claims in a form reasonably acceptable to the Company that becomes effective within sixty (60) days of such termination.

The foregoing description of the Change in Control Agreement is a summary and is qualified in its entirety by reference to the Change in Control Agreements, which are filed as Exhibits 10.3 through 10.8 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.  Capitalized terms as used in the foregoing description have the same meaning as set forth in the Change in Control Agreement.

Amendment to Employment Agreement of Chief Executive Officer

On July 26, 2016, the Company and Gregory L. Christopher, its Chief Executive Officer, executed an amendment to Mr. Christopher's employment agreement (the "Amendment").  The Amendment changes the manner in which the Bonus component of Mr. Christopher's severance is calculated.  Pursuant to the Amendment, the Bonus component of Mr. Christopher's severance will be an amount equal to the greater of (x) the target Bonus for the year in which Mr. Christopher's termination of employment occurs and (y) the target Bonus for the year immediately preceding the year in which Mr. Christopher's termination of employment occurs, in each case, as established by the Company for such year.  Consistent with the existing terms of Mr. Christopher's employment agreement, Mr. Christopher will be entitled to receive the Bonus component of his severance in the event his employment is terminated by the Company without Cause, or by him for Good Reason, as if his employment had continued for the remainder of the then-current employment term.  Pursuant to the Amendment, under such circumstances, Mr. Christopher would also be entitled to receive payment of the Bonus that would otherwise have been earned in respect of the year in which such termination occurred, pro-rated to reflect the number of days he was employed during such year of termination.  Consistent with the existing terms of Mr. Christopher's employment agreement, Mr. Christopher will also be entitled to receive the Bonus component of his severance, multiplied by the number of full and partial years remaining in the then-current employment term, in a lump sum in the event of his resignation following a Change in Control.

The foregoing description of the Amendment is a summary and is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.  Capitalized terms as used in the foregoing description have the same meaning as set forth in Mr. Christopher's employment agreement previously filed with the SEC.

INDEX

Item 6.	Exhibits

10.1	Amendment No. 3 to Credit Agreement among the Registrant (as borrower), Bank of America N.A. (as agent), and certain lenders named therein, dated July 26, 2016

10.2	Amendment No. 2 to Amended and Restated Employment Agreement by and between the Registrant and Gregory L. Christopher, dated July 26, 2016

10.3	Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Brian K. Barksdale

10.4	Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Daniel R. Corbin

10.5	Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Jeffrey A. Martin

10.6	Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Mark Millerchip

10.7	Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Nicholas W. Moss

10.8	Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Steffen Sigloch

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema

Items 3 and 4 are not applicable and have been omitted.

INDEX
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER INDUSTRIES, INC.

/s/Jeffrey A. Martin
Jeffrey A. Martin
July 28, 2016	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/Anthony J. Steinriede
July 28, 2016	Anthony J. Steinriede
Date	Vice President – Corporate Controller

INDEX

EXHIBIT INDEX

Exhibits	Description

10.1	Amendment No. 3 to Credit Agreement among the Registrant (as borrower), Bank of America N.A. (as agent), and certain lenders named therein, dated July 26, 2016

10.2	Amendment No. 2 to Amended and Restated Employment Agreement by and between the Registrant and Gregory L. Christopher, dated July 26, 2016

10.3	Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Brian K. Barksdale

10.4	Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Daniel R. Corbin

10.5	Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Jeffrey A. Martin

10.6	Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Mark Millerchip

10.7	Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Nicholas W. Moss

10.8	Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Steffen Sigloch

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema