Form 10-K
period 2016-12-31
MUELLER INDUSTRIES INC
filed 2017-03-01
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016	Commission file number 1–6770

MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (901) 753-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 Par Value	New York Stock Exchange

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was $1,795,668,379.

The number of shares of the Registrant's common stock outstanding as of February 24, 2017 was 57,602,563 excluding 22,580,441 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into this Report: Registrant's Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, scheduled to be mailed on or about March 30, 2017 (Part III).

INDEX

MUELLER INDUSTRIES, INC.

_____________________

As used in this report, the terms "we," "us," "our," "Company," "Mueller," and "Registrant" mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

____________________

INDEX

PART I

ITEM 1.	BUSINESS

Introduction

Mueller Industries, Inc. (the Company) is a leading manufacturer of copper, brass, aluminum, and plastic products.  The range of these products is broad:  copper tube and fittings; line sets; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum impact extrusions; plastic fittings and valves; refrigeration valves and fittings; fabricated tubular products; and steel nipples.  We also resell imported brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products.  Our operations are located throughout the United States and in Canada, Mexico, Great Britain, South Korea, and China.  The Company was incorporated in Delaware on October 3, 1990.

During the first quarter of 2016, we made changes to our management reporting structure as a result of a change in the way the Chief Executive Officer, who serves as the Chief Operating Decision Maker, manages and evaluates the business, makes key operating decisions, and allocates resources.  Previously, we had two reportable segments: Plumbing & Refrigeration and OEM.  During the first quarter, we realigned our operating segments into three reportable segments: Piping Systems, Industrial Metals, and Climate.  The changes to the reporting structure resulted from management's decision to operationally separate certain businesses in order to enhance the level of focus on those businesses.  This included the appointment of separate management teams.  In addition, as a result of several acquisitions, we separated certain businesses with similar characteristics to create the Industrial Metals and Climate segments.  These businesses were previously aggregated within the OEM segment.  Management has recast certain prior year amounts to conform to the current year presentation. Each of the reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered.

Certain administrative expenses and expenses related primarily to retiree benefits at inactive operations are combined into the Corporate and Eliminations classification.

Financial information concerning segments and geographic information appears under "Note 3 – Segment Information" in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

New housing starts and commercial construction are important determinants of the Company's sales to the heating, ventilation, and air-conditioning (HVAC), refrigeration, and plumbing markets because the principal end use of a significant portion of our products is in the construction of single and multi-family housing and commercial buildings.  Repairs and remodeling projects are also important drivers of underlying demand for these products.

Piping Systems Segment

The Piping Systems segment is composed of Domestic Piping Systems Group, Canadian Operations, European Operations, Trading Group, Jiangsu Mueller-Xingrong Copper Industries Limited (Mueller-Xingrong), and Jungwoo Metal Ind. Co., LTD (Jungwoo-Mueller).

The Domestic Piping Systems Group manufactures copper tube and fittings, plastic fittings, and line sets.  These products are manufactured in the U.S., sold in the U.S., and exported to markets worldwide.  Our copper tube ranges in sizes from 1/8 inch to 8 1/8 inch diameter and is sold in various straight lengths and coils.  We are a market leader in the air-conditioning and refrigeration service tube markets and we also supply a variety of water tube in straight lengths and coils used for plumbing applications in virtually every type of construction project.  Our copper and plastic fittings, line sets, and related components are produced for the plumbing and heating industry to be used in water distribution systems, heating systems, air-conditioning, and refrigeration applications, and drainage, waste, and vent systems.

Canadian Operations manufactures copper tube and line sets in Canada and sells the products primarily in the U.S. and Canada.  European Operations manufactures copper tube in the United Kingdom, which is sold throughout Europe.  The Trading Group manufactures steel pipe nipples and resells imported brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products to plumbing wholesalers, distributors to the manufactured housing and recreational vehicle industries, and building materials retailers in North America.

INDEX

Mueller-Xingrong, our Chinese joint venture, manufactures engineered copper tube primarily for air-conditioning applications; these products are sold primarily to OEMs located in China.  Jungwoo-Mueller, our South Korean joint venture, manufactures copper-based joining products that are sold worldwide.

We acquired Howell Metal Company (Howell) on October 17, 2013, Yorkshire Copper Tube (Yorkshire) on February 28, 2014, Great Lakes Copper (Great Lakes) on July 31, 2015, and a 60 percent equity interest in Jungwoo-Mueller on April 26, 2016.  Howell manufactures copper tube and line sets for U.S. distribution while Yorkshire produces European standard copper distribution tubes.  Great Lakes manufactures copper tube and line sets for distribution in Canada and the U.S.  These acquisitions complement our existing copper tube, line sets, and copper fittings businesses in the Piping Systems segment.

We disposed of Mueller Primaflow Limited (Primaflow), our U.K. based plumbing and heating systems import distribution business, on November 21, 2014.  This business was part of European Operations in the Piping Systems segment.

The segment sells products to wholesalers in the plumbing and refrigeration markets, distributors to the manufactured housing and recreational vehicle industries, building material retailers, and air-conditioning OEMs.  It markets primarily through its own sales and distribution organization, which maintains sales offices and distribution centers throughout the United States and in Canada, Mexico, Europe, China, and South Korea.  Additionally, products are sold and marketed through a complement of agents, which, when combined with our sales organization, provide the Company broad geographic market representation.

The total amount of order backlog for the Piping Systems segment as of December 31, 2016 was not significant.

We compete with various companies, depending on the product line.  In the U.S. copper tube business, domestic competition includes Cerro Flow Products LLC, Cambridge-Lee Industries LLC (a subsidiary of Industrias Unidas S.A. de C.V.), and Wieland Copper Products LLC, as well as many actual and potential foreign competitors.  In the European copper tube business, we compete with several European-based manufacturers of copper tube as well as other foreign-based manufacturers.  In the Canadian copper tube business, our competitors include foreign-based manufacturers.  In the copper fittings market, our domestic competitors include Elkhart Products Company (a subsidiary of Aalberts Industries N.V.) and NIBCO, Inc.  We also compete with several foreign manufacturers.  Additionally, our copper tube and fittings businesses compete with a large number of manufacturers of substitute products made from other metals and plastic.  The plastic fittings competitors include NIBCO, Inc., Charlotte Pipe & Foundry, and other companies.

Industrial Metals Segment

The Industrial Metals segment is composed of Brass Rod & Copper Bar Products, Impacts & Micro Gauge, and Brass Value-Added Products.

Brass Rod & Copper Bar Products manufactures a broad range of brass rod and copper alloy shapes, as well as a wide variety of end products including plumbing brass, valves, and fittings sold primarily to OEMs in the industrial, HVAC, plumbing, and refrigeration industries.  We extrude brass, bronze, and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter.  These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, as well as electrical conductivity.

Impacts & Micro Gauge manufactures cold-form aluminum and copper products for automotive, industrial, and recreational components, as well as high-volume machining of aluminum, steel, brass, and cast iron impacts and castings for automotive applications. It sells its products primarily to OEMs in the U.S., serving the automotive, military ordnance, aerospace, and general manufacturing industries.  Typical applications for impacts are high strength ordnance, high-conductivity electrical components, builders' hardware, hydraulic systems, automotive parts, and other uses where toughness must be combined with varying complexities of design and finish.

Brass Value-Added Products manufactures brass and aluminum forgings; brass, aluminum, and stainless steel valves; fluid control solutions; and gas train assembles. Our forgings are used in a wide variety of products, including automotive components, brass fittings, industrial machinery, valve bodies, gear blanks, and computer hardware.  Our valves, fluid control systems, and gas train assembles are used in the compressed gas, pharmaceutical, construction, and gas appliance markets.

INDEX

On June 18, 2015, we acquired Sherwood Valve Products, LLC (Sherwood), which manufactures valves and fluid control solutions for the HVAC, refrigeration, and compressed gas markets.  The acquisition of Sherwood complements our existing brass businesses in the Industrial Metals segment.

The segment sells its products primarily to domestic OEMs in the industrial, construction, HVAC, plumbing, and refrigeration markets.  The total amount of order backlog for the Industrial Metals segment as of December 31, 2016 was not significant.

Competitors, primarily in the brass rod market, include Chase Brass and Copper Company  LLC, a subsidiary of Global Brass and Copper Holdings, Inc., and others, both domestic and foreign.

Climate Segment

The Climate segment is composed of Refrigeration Products, Fabricated Tube Products, Westermeyer Industries, Inc. (Westermeyer), and Turbotec Products, Inc. (Turbotec).

Refrigeration Products designs and manufactures valves, protection devices, and brass fittings for various OEMs in the commercial HVAC and refrigeration markets. Fabricated Tube Products manufactures tubular assemblies and fabrications for OEMs in the HVAC and refrigeration markets. Westermeyer designs, manufactures, and distributes high-pressure components and accessories for the air-conditioning and refrigeration markets.  Turbotec manufactures coaxial heat exchangers and twisted tubes for the HVAC, geothermal, refrigeration, swimming pool heat pump, marine, ice machine, commercial boiler, and heat reclamation markets.

We acquired Westermeyer on August 16, 2012 and Turbotec on March 30, 2015.  The acquisitions of Westermeyer and Turbotec complement our existing refrigeration business in the Climate segment.

The segment sells its products primarily to OEMs in the HVAC and refrigeration markets in the U.S.  The total amount of order backlog for the Climate segment as of December 31, 2016 was not significant.

Labor Relations

At December 31, 2016, the Company employed approximately 4,244 employees, of which approximately 1,616 were represented by various unions.  Those union contracts will expire as follows:

Location	Expiration Date
Port Huron, Michigan (Local 218 IAM)	May 5, 2019
Port Huron, Michigan (Local 44 UAW)	July 21, 2019
Port Huron, Michigan (Local 119 SPFPA)	April 1, 2018
Belding, Michigan	September 14, 2018
Wynne, Arkansas	June 28, 2018
Fulton, Mississippi	September 30, 2018
North Wales, Pennsylvania	July 31, 2018
Washington, Pennsylvania	July 25, 2017
Waynesboro, Tennessee	November 2, 2018

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

INDEX

Adequate supplies of raw material have historically been available to us from primary producers, metal brokers, and scrap dealers.  Sufficient energy in the form of natural gas, fuel oils, and electricity is available to operate our production facilities.  While temporary shortages of raw material and fuels may occur occasionally, to date they have not materially hampered our operations.

Our copper tube facilities can accommodate both refined copper and certain grades of copper scrap as the primary feedstock.  The Company has commitments from refined copper producers for a portion of its metal requirements for 2017.  Adequate quantities of copper are currently available.  While we will continue to react to market developments, resulting pricing volatility or supply disruptions, if any, could nonetheless adversely affect the Company.

Environmental Proceedings

Compliance with environmental laws and regulations is a matter of high priority for the Company.  Mueller's provision for environmental matters related to all properties was $0.9 million for 2016, $0.1 million for 2015, and $1.2 million for 2014.  The reserve for environmental matters was $21.9 million at December 31, 2016 and $21.7 million at December 26, 2015.  Environmental costs related to non-operating properties are classified as a component of other income, net and costs related to operating properties are included in cost of goods sold.  We do not currently anticipate that we will need to make material expenditures for compliance activities related to existing environmental matters during the next three fiscal years.

For a description of material pending environmental proceedings, see "Note 13 – Commitments and Contingencies" in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Other Business Factors

Our business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held.  In addition, expenditures for Company-sponsored research and development activities were not material during 2016, 2015, or 2014.  No material portion of our business involves governmental contracts.  Seasonality of the Company's sales is not significant.

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

INDEX

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

The impact of economic conditions on the operations or liquidity of any party with which we conduct our business, including our suppliers and customers, may adversely impact our business.

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

INDEX

We conduct our business through subsidiaries in several different countries and export our products to many countries.  Fluctuations in currency exchange rates could have a significant impact on the competitiveness of our products as well as the reported results of our operations, which are presented in U.S. dollars.  A portion of our products are manufactured in or acquired from suppliers located in lower cost regions.  Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange fluctuations.  The strengthening of the U.S. dollar could expose our U.S. based businesses to competitive threats from lower cost producers in other countries such as China.  Lastly, our sales are translated into U.S. dollars for reporting purposes.  The strengthening of the U.S. dollar could result in unfavorable translation effects when the results of foreign operations are translated into U.S. dollars.  Accordingly, significant changes in exchange rates, particularly the British pound sterling, Mexican peso, Canadian dollar, South Korean won, and Chinese renminbi, could have an adverse impact on our results of operations or financial position.

The vote by the United Kingdom (U.K.) to leave the European Union (EU) could adversely affect us.
The June 2016 U.K. referendum on its membership in the EU resulted in a majority of U.K. voters voting to exit the EU ("Brexit").  As a result, we face risks associated with the potential uncertainty and consequences that may follow Brexit, including with respect to volatility in exchange rates and interest rates and disruptions affecting our relationships with our existing and future customers, suppliers and employees.  Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets.  Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations and financial condition.

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

As of December 31, 2016, approximately 1,616 of our 4,244 employees were covered by collective bargaining or similar agreements.  If we are unable to negotiate acceptable new agreements with the unions representing our employees upon expiration of existing contracts, we could experience strikes or other work stoppages.  Strikes or other work stoppages could cause a significant disruption of operations at our facilities, which could have an adverse impact on us.  New or renewal agreements with unions representing our employees could call for higher wages or benefits paid to union members, which would increase our operating costs and could adversely affect our profitability.  Higher costs and/or limitations on our ability to operate our facilities and manufacture our products resulting from increased labor costs, strikes or other work stoppages could have a material adverse effect on our results of operations.

In addition, unexpected interruptions in our operations or those of our customers or suppliers due to such causes as weather-related events or acts of God, such as earthquakes, could have an adverse effect on our results of operations.  For example, the Environmental Protection Agency has found that global climate change would be expected to increase the severity and possibly the frequency of severe weather patterns such as hurricanes.  Although the financial impact of such future events is not reasonably estimable at this time, should they occur, our operations in certain coastal and flood-prone areas or operations of our customers and suppliers could be adversely affected.

We are subject to environmental, health, and safety laws and regulations and future compliance may have a material adverse effect on our results of operations, financial position, or cash flows.

INDEX

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

Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, over the past several years, we have acquired businesses in Europe, Canada, South Korea, and the United States.
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

Location of Facility	Building Space (Sq. Ft.)	Primary Use	Owned or Leased

Piping Systems Segment
Fulton, MS	649,500	Manufacturing & Packaging	579,500 Owned; 70,000 Leased
New Market, VA	413,120	Manufacturing	Owned
Wynne, AR	400,000	Manufacturing & Distribution	Owned
Ontario, CA	211,000	Manufacturing & Distribution	Leased
Ansonia, CT	89,396	Manufacturing & Distribution	Owned

INDEX

Location of Facility	Building Space (Sq. Ft.)	Primary Use	Owned or Leased

Piping Systems Segment (cont.)
Covington, TN	159,500	Manufacturing	Owned
Phoenix, AZ	61,000	Manufacturing	Leased
Lawrenceville, GA	56,000	Manufacturing	Leased
North Wales, PA	174,000	Manufacturing	Owned
Cedar City, UT	260,000	Manufacturing & Distribution	Owned
Bilston, England	402,500	Manufacturing	Owned
London, Ontario, Canada	200,400	Manufacturing	Leased
Monterrey, Mexico	152,000	Manufacturing	Leased
Jintan City, Jiangsu Province, China	322,580	Manufacturing	Owned
Yangju City, Gyeonggi Province, South Korea	343,909	Manufacturing	Owned

Industrial Metals Segment
Port Huron, MI	450,000	Manufacturing	Owned
Belding, MI	293,068	Manufacturing	Owned
Brighton, MI	65,000	Machining	Leased
Marysville, MI	81,500	Manufacturing	Owned
Brooklyn, OH	75,000	Manufacturing	Leased
Valley View, OH	65,400	Manufacturing & Distribution	Leased
Middleton, OH	55,000	Manufacturing	Owned
Washington, PA	108,275	Manufacturing	Owned
Waynesboro, TN	57,000	Manufacturing	Leased

Climate Segment
Hartsville, TN	78,000	Manufacturing	Owned
Carthage, TN	67,520	Manufacturing	Owned
Bluffs, IL	107,000	Manufacturing	Owned
Gordonsville, TN	54,000	Manufacturing	Leased
Bloomfield, CT	26,900	Manufacturing	Leased
Carrolton, TX	9,230	Manufacturing	Leased
Hickory, NC	100,000	Manufacturing	Owned
Guadalupe, Mexico	130,110	Manufacturing	Leased
Xinbei District, Changzhou, China	33,940	Manufacturing	Leased

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business.  Additionally, we may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Consolidated Financial Statements.
For a description of material pending legal proceedings, see "Note 13 – Commitments and Contingencies" in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

INDEX

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol "MLI."  As of February 24, 2017, the number of holders of record of Mueller's common stock was 770.  The following table sets forth, for the periods indicated, the high and low sales prices as reported by the NYSE and the cash dividends paid per share of common stock.

	Sales Prices
	High	Low	Dividend
2016

Fourth quarter	$41.27	$29.52	$0.100
Third quarter	35.52	31.38	0.100
Second quarter	32.74	28.01	0.100
First quarter	29.86	23.09	0.075

2015

Fourth quarter	$33.04	$26.86	$0.075
Third quarter	35.65	28.94	0.075
Second quarter	37.18	34.57	0.075
First quarter	36.47	31.34	0.075

Payment of dividends in the future is dependent upon the Company's financial condition, cash flows, capital requirements, earnings, and other factors.

INDEX

Issuer Purchases of Equity Securities

The Company's Board of Directors has extended, until October 2017, the authorization to repurchase up to 20 million shares of the Company's common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 31, 2016, the Company had repurchased approximately 4.7 million shares under this authorization.  Below is a summary of the Company's stock repurchases for the quarter ended December 31, 2016.

	(a)		(b)	(c)	(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
					15,287,060	(1)
October 2 – October 29, 2016	—		$—	—

October 30 – November 26, 2016	—		—	—

November 27 – December 31, 2016	17,036	(2)	37.93	—

(1) Shares available to be purchased under the Company's 20 million share repurchase authorization until October 2017. The extension of the authorization was announced on October 27, 2016.

 (2)  Shares tendered to the Company by holders of stock-based awards in payment of purchase price and/or withholding taxes upon exercise and/or vesting. Also includes shares resulting from restricted stock forfeitures.

INDEX

Company Stock Performance

The following graph compares total stockholder return since December 31, 2011 to the Dow Jones U.S. Total Return Index (Total Return Index) and the Dow Jones U.S. Building Materials & Fixtures Index (Building Materials Index).  Total return values for the Total Return Index, the Building Materials Index and the Company were calculated based on cumulative total return values assuming reinvestment of dividends.

	2011	2012	2013	2014	2015	2016
Mueller Industries, Inc.	100.00	129.43	166.33	183.01	151.28	218.39
Dow Jones U.S. Total Return Index	100.00	116.32	154.68	174.71	175.81	197.35
Dow Jones U.S. Building Materials & Fixtures Index	100.00	152.21	195.14	215.75	246.75	292.28

INDEX

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share data)		2016		2015		2014		2013		2012

For the fiscal year: (1)

	Net sales	$2,055,622		$2,100,002		$2,364,227		$2,158,541		$2,189,938

	Operating income	152,713		137,268		153,996		270,937	(5)	126,705	(6)

	Net income attributable to Mueller Industries, Inc.	99,727	(2)	87,864	(3)	101,560	(4)	172,600		82,395

	Diluted earnings per share (8)	1.74		1.54		1.79		3.06		1.16	(7)

	Cash dividends per share (8)	0.375		0.30		0.30		0.25		0.2125

At year-end:

	Total assets	1,447,476		1,338,801		1,328,096		1,247,767		1,104,155

	Long-term debt	213,709		204,250		205,250		206,250		207,300

(1)
  Includes activity of acquired businesses from the following purchase dates: Jungwoo Metal Ind. Co., LTD, April 26, 2016;  Great Lakes
  Copper Ltd., July 31, 2015; Sherwood Valve Products, LLC, June 18, 2015; Turbotec Products, Inc., March 30, 2015; Yorkshire Copper
  Tube, February 28, 2014; Howell Metal Company, October 17, 2013; and Westermeyer Industries, Inc., August 16, 2012.

(2)	Includes pre-tax impairment charges of $6.8 million on fixed assets.

(3)	Includes $15.4 million pre-tax gain from the sale of certain assets, severance charges of $3.4 million and a permanent adjustment to a deferred tax liability of $4.2 million.

(4)	Includes $6.3 million pre-tax gain on sale of assets, reversal of valuation allowance of $5.7 million, and $7.3 million of pre-tax charges related to severance.

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

Financial Statements required by this item are contained in a separate section of this Annual Report on Form 10-K commencing on page F-18.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of December 31, 2016.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2016 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

INDEX

The Company acquired a 60 percent equity interest in Jungwoo Metal Ind. Co., LTD during 2016 and has excluded this business from management's assessment of internal controls.  The total value of assets for this business at year-end was $49.7 million, which represents 3.4 percent of the Company's consolidated total assets at December 31, 2016.  Net sales from the date of acquisition represents 1.1 percent of the consolidated net sales of the Company for 2016.  Operating income from the date of acquisition represents 0.1 percent of the consolidated operating income of the Company for 2016.  Accordingly, this acquired business is not included in the scope of this report.

As required by Rule 13a-15(c) under the Exchange Act, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 based on the control criteria established in a report entitled Internal Control—Integrated Framework, (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

INDEX

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Industries, Inc.

We have audited Mueller Industries, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Mueller Industries, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Jungwoo Metal Ind. Co., LTD, which is included in the 2016 consolidated financial statements of Mueller Industries, Inc. and constituted $49.7 million and $32.7 million of total and net assets, respectively, as of December 31, 2016, and $22.0 million and $0.2 million of net sales and operating income, respectively, for the year then ended.  Our audit of internal control over financial reporting of Mueller Industries, Inc. also did not include an evaluation of the internal control over financial reporting of Jungwoo Metal Ind. Co., LTD.

In our opinion, Mueller Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mueller Industries, Inc. as of December 31, 2016 and December 26, 2015, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 1, 2017 expressed an unqualified opinion thereon.

Memphis, Tennessee
March 1, 2017

INDEX

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is contained under the captions "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees," "Corporate Governance," "Report of the Audit Committee of the Board of Directors," and "Section 16(a) Beneficial Ownership Compliance Reporting" in the Company's Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC on or about March 30, 2017, which is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to its chief executive officer, chief financial officer, and other financial executives.  We have also made the Code of Business Conduct and Ethics available on the Company's website at www.muellerindustries.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption "Compensation Discussion and Analysis," "Summary Compensation Table for 2016," "2016 Grants of Plan Based Awards Table," "Outstanding Equity Awards at Fiscal 2016 Year-End," "2016 Option Exercises and Stock Vested," "Potential Payments Upon Termination of Employment or Change in Control as of the End of 2016," "2016 Director Compensation," "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Corporate Governance" in the Company's Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC on or about March 30, 2017, which is incorporated herein by reference.

INDEX

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table discloses information regarding the securities to be issued and the securities remaining available for issuance under the Registrant's stock-based incentive plans as of December 31, 2016 (shares in thousands):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,034	$21.24	1,017

Equity compensation plans not approved by security holders	—	—	—

Total	1,034	$21.24	1,017

Other information required by Item 12 is contained under the captions "Principal Stockholders" and "Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees" in the Company's Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC on or about March 30, 2017, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption "Corporate Governance" in the Company's Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC on or about March 30, 2017, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is contained under the caption "Appointment of Independent Registered Public Accounting Firm" in the Company's Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC on or about March 30, 2017, which is incorporated herein by reference.

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

10.5
Amendment No. 1 to Amended and Restated Employment Agreement by and between the Registrant and Gregory L. Christopher, dated February 14, 2013 (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated February 14, 2013).

10.6

Amendment No. 2 to Amended and Restated Employment Agreement by and between the Registrant and Gregory L. Christopher, dated July 26, 2016 (Incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q, for the period ended July 2, 2016, dated July 28, 2016).

INDEX

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

10.13	Summary description of the Registrant's 2017 incentive plan for certain key employees.

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

10.17
Amendment No. 3 to Credit Agreement among the Registrant (as borrower), Bank of America, N.A. (as agent), and certain lenders named therein dated July 26, 2016  (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, for the period ended July 2, 2016, dated July 28, 2016).

10.18
Credit Agreement, dated as of December 6, 2016 among the Registrant (as borrower), Bank of America (as agent), and certain lenders named therein (Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, dated December 12, 2016).

10.19
Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Brian K. Barksdale (Incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q, for the period ended July 2, 2016, dated July 28, 2016).

INDEX

10.20
Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Daniel R. Corbin (Incorporated herein by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q, for the period ended July 2, 2016, dated July 28, 2016).

10.21
Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Jeffrey A. Martin (Incorporated herein by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q, for the period ended July 2, 2016, dated July 28, 2016).

10.22
Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Mark Millerchip (Incorporated herein by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q, for the period ended July 2, 2016, dated July 28, 2016).

10.23
Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Nicholas W. Moss (Incorporated herein by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q, for the period ended July 2, 2016, dated July 28, 2016).

10.24
Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Steffen Sigloch (Incorporated herein by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q, for the period ended July 2, 2016, dated July 28, 2016).

10.25	Change in Control Agreement, effective January 3, 2017 by and between the Registrant and Christopher J. Miritello.

21.0	Subsidiaries of the Registrant.

23.0	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema

ITEM 16.	Form 10-K Summary

None.

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2017.

MUELLER INDUSTRIES, INC.

/s/ Gregory L. Christopher
Gregory L. Christopher, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gregory L. Christopher Gregory L. Christopher	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 1, 2017

/s/ Gary S. Gladstein	Lead Independent Director	March 1, 2017
Gary S. Gladstein

/s/ Paul J. Flaherty	Director	March 1, 2017
Paul J. Flaherty

/s/ Gennaro J. Fulvio	Director	March 1, 2017
Gennaro J. Fulvio

/s/ Scott J. Goldman	Director	March 1, 2017
Scott J. Goldman

/s/ John B. Hansen	Director	March 1, 2017
John B. Hansen

/s/ Terry Hermanson	Director	March 1, 2017
Terry Hermanson

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title	Date

/s/ Jeffrey A. Martin	March 1, 2017
Jeffrey A. Martin
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede	March 1, 2017
Anthony J. Steinriede
Vice President – Corporate Controller

INDEX
MUELLER INDUSTRIES, INC.

FINANCIAL STATEMENT SCHEDULE

Schedule for the years ended December 31, 2016, December 26, 2015, and December 27, 2014

Valuation and Qualifying Accounts (Schedule II)	F- 61

INDEX

FINANCIAL REVIEW

The Financial Review section of our Annual Report on Form 10-K consists of the following: Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A), the Consolidated Financial Statements, and Other Financial Information, all of which include information about our significant accounting policies, practices, and the transactions that impact our financial results.  The following MD&A describes the principal factors affecting the results of operations, liquidity and capital resources, contractual cash obligations, and the critical accounting estimates of the Company.  The discussion in the Financial Review section should be read in conjunction with the other sections of this Annual Report, particularly "Item 1: Business" and our other detailed discussion of risk factors included in this MD&A.

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

During the first quarter of 2016, we made changes to our management reporting structure as a result of a change in the way the Chief Executive Officer, who serves as the Chief Operating Decision Maker, manages and evaluates the business, makes key operating decisions, and allocates resources.  Previously, we had two reportable segments: Plumbing & Refrigeration and OEM.  During the first quarter, we realigned our operating segments into three reportable segments: Piping Systems, Industrial Metals, and Climate.  The changes to the reporting structure resulted from management's decision to operationally separate certain businesses in order to enhance the level of focus on those businesses.  This included the appointment of separate management teams.  In addition, as a result of several acquisitions, we separated certain businesses with similar characteristics to create the Climate and Industrial Metals segments.  These businesses were previously aggregated within the OEM segment.  Management has recast certain prior year amounts to conform to the current year presentation. Each of the reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

•
Piping Systems:  The Piping Systems segment is composed of Domestic Piping Systems Group, Canadian Operations, European Operations, Trading Group, Mueller-Xingrong (our Chinese joint venture), and Jungwoo-Mueller (our South Korean joint venture).  The Domestic Piping Systems Group manufactures copper tube and fittings,  plastic fittings, and line sets.  These products are manufactured in the U.S., sold in the U.S., and exported to markets worldwide.    The Canadian Operations manufacture copper tube and line sets in Canada and sell the products primarily in the U.S. and Canada. European Operations manufacture copper tube in the United Kingdom, which is sold throughout Europe.  The Trading Group manufactures pipe nipples and sources products for import distribution in North America.  Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications; these products are sold primarily to OEMs located in China.  Jungwoo-Mueller manufactures copper-based joining products that are sold worldwide.  The Piping Systems segment sells products to wholesalers in the plumbing and refrigeration markets, distributors to the manufactured housing and recreational vehicle industries, building material retailers, and air-conditioning OEMs.

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

INDEX

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

Residential construction activity has shown improvement in recent years, but remains at levels below long-term historical averages.  Continued improvement is expected, but may be tempered by continuing low labor participation rates, the pace of household formations, and tighter lending standards.  Per the U.S. Census Bureau, actual housing starts in the U.S. were 1.2 million in 2016, which compares to 1.1 million in 2015 and 1.0 million in 2014.  Mortgage rates remain at historically low levels, as the average 30-year fixed mortgage rate was approximately 3.65 percent in 2016 and 3.85 percent in 2015.

The private nonresidential construction sector, which includes offices, industrial, health care, and retail projects, has also shown improvement in recent years.  Per the U.S. Census Bureau, the value of private nonresidential construction put in place was $420.1 billion in 2016, $389.9 billion in 2015, and $359.7 billion in 2014.  We expect that most of these conditions will continue to improve.

Profitability of certain of our product lines depends upon the "spreads" between the cost of raw material and the selling prices of our products.  The open market prices for copper cathode and scrap, for example, influence the selling price of copper tube, a principal product manufactured by the Company.  We attempt to minimize the effects on profitability from fluctuations in material costs by passing through these costs to our customers.  Our earnings and cash flow are dependent upon these spreads that fluctuate based upon market conditions.

Earnings and profitability are also impacted by unit volumes that are subject to market trends, such as substitute products, imports, technologies, and market share.  In our core product lines, we intensively manage our pricing structure while attempting to maximize profitability.  From time-to-time, this practice results in lost sales opportunities and lower volume.  For plumbing systems, plastics are the primary substitute product; these products represent an increasing share of consumption.  U.S. consumption of copper tube is still predominantly supplied by U.S. manufacturers.  For certain air-conditioning and refrigeration applications, aluminum based systems are the primary substitution threat.  We cannot predict the acceptance or the rate of switching that may occur.  In the last decade, brass rod consumption in the U.S. has declined due to the outsourcing of many manufactured products from offshore regions.

Results of Operations

Consolidated Results

The following table compares summary operating results for 2016, 2015, and 2014:

				Percent Change
(In thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

Net sales	$2,055,622	$2,100,002	$2,364,227	(2.1)%	(11.2)%
Operating income	152,713	137,268	153,996	11.3	(10.9)
Net income	99,727	87,864	101,560	13.5	(13.5)

INDEX

The following are components of changes in net sales compared to the prior year:

	2016 vs. 2015	2015 vs. 2014

Net selling price in core product lines	(9.0)%	(9.4)%
Unit sales volume in core product lines	(1.6)	(3.4)
Acquisitions and new products	9.0	5.8
Dispositions	—	(2.6)
Other	(0.5)	(1.6)

	(2.1)%	(11.2)%

The decrease in net sales in 2016 was primarily due to (i) lower net selling prices of $189.0 million in our core product lines, primarily copper tube and brass rod, and (ii) lower unit sales volume of $33.0 million in our core product lines.  The decrease in net sales resulting from lower net selling prices also reflects the impact of translating net sales of the Company's foreign operations to U.S. dollars, which was approximately $43.6 million.  These decreases were partially offset by (i) $139.4 million of incremental sales recorded by Great Lakes Copper Ltd. (Great Lakes), acquired in July 2015, (ii) $22.0 million of sales recorded by Jungwoo-Mueller, acquired in April 2016, (iii) $19.2 million of incremental sales recorded by Sherwood Valve LLC (Sherwood), acquired in June 2015, and (iv) $3.5 million of incremental sales recorded by Turbotec Products, Inc. (Turbotec), acquired in March 2015.

The decrease in net sales in 2015 was primarily due to (i) lower net selling prices of $218.3 million in our core product lines, primarily copper tube and brass rod, (ii) lower unit sales volume of $79.9 million in our core product lines, primarily in the Industrial Metals segment, and (iii) the absence of sales of $57.5 million recorded by Primaflow, a business we sold during November 2014.  These decreases were offset by (i) $90.5 million of sales recorded by Great Lakes, (ii) $20.8 million of sales recorded by Sherwood, and (iii) $16.8 million of sales recorded by Turbotec, all of which were businesses acquired during 2015.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the most recent three-year period:

INDEX

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2016, 2015, and 2014:

(In thousands)	2016	2015	2014

Cost of goods sold	$1,723,499	$1,809,702	$2,043,719
Depreciation and amortization	35,133	34,608	33,735
Selling, general, and administrative expense	137,499	130,358	131,740
Gain on sale of assets	—	(15,376)	(6,259)
Impairment charges	6,778	—	—
Severance	—	3,442	7,296

Operating expenses	$1,902,909	$1,962,734	$2,210,231

	Percent of Net Sales
	2016	2015	2014

Cost of goods sold	83.9%	86.2%	86.4%
Depreciation and amortization	1.7	1.6	1.4
Selling, general, and administrative expense	6.7	6.2	5.7
Gain on sale of assets	—	(0.7)	(0.3)
Impairment charges	0.3	—	—
Severance	—	0.2	0.3

Operating expenses	92.6%	93.5%	93.5%

The decrease in cost of goods sold in 2016 and 2015 was primarily due to the decrease in the average cost of copper, our principal raw material, largely offset by the increase in sales volume related to businesses acquired during 2015 and 2016.  Depreciation and amortization increased in 2016 and 2015 primarily as a result of depreciation and amortization of long-lived assets for businesses acquired.

Selling, general, and administrative expenses increased in 2016, primarily due to (i) incremental expenses of $8.9 million associated with businesses acquired in 2015 and 2016 and (ii) an increase in employment costs, including incentive compensation and net periodic pension costs, of $1.6 million.  This was partially offset by a reduction in foreign currency exchange losses of $0.9 million.  In addition, there was $1.9 million of equipment relocation costs and losses on the sale of assets related to the rationalization of Yorkshire Copper Tube (Yorkshire) in 2015.  The decrease in 2015 was primarily due to (i) a decrease of $10.2 million in selling, general, and administrative expenses related to the sale of Primaflow, (ii) lower employment costs, including incentive compensation, of $5.4 million, and (iii) a decrease of $1.6 million in agent commissions as a result of lower sales.  These decreases were offset by (i) selling, general, and administrative expenses of $6.6 million associated with businesses acquired in 2015, (ii) higher net periodic pension costs of $5.1 million, and (iii) increased professional fees of $1.6 million related to the upgrade of our ERP system.  Lastly, during 2014 there was a reduction in accruals related to legal matters of $0.5 million.

During 2016, we recognized fixed asset impairment charges for certain manufacturing equipment of $6.8 million.

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

Interest expense decreased slightly in 2016 primarily as a result of decreased borrowing costs at Mueller-Xingrong.  This was offset by (i) increased borrowing costs and the amortization of debt issuance costs on our Credit Agreement, (ii) borrowing costs associated with revolving credit arrangements at Jungwoo-Mueller, and (iii) lower capitalized interest.  The increase of $1.9 million in 2015 was a result of additional costs of $2.3 million due to the terms of our interest rate swap agreements that became effective in January 2015, offset by decreased borrowing costs of $0.3 million at Mueller-Xingrong to fund working capital.

INDEX

Other income, net, was $0.7 million in 2016 compared to other income, net, of $2.2 million in 2015 and other expense, net, of $0.2 million in 2014.  The change in 2016 was primarily attributable to higher environmental costs of $1.2 million.  The change in 2015 was primarily related to lower postretirement benefit costs of $1.4 million, lower environmental costs of $0.8 million, and higher interest income of $0.5 million.

Income tax expense was $48.1 million in 2016, for an effective tax rate of 33.0 percent.  This rate was lower than what would be computed using the U.S. statutory federal rate primarily due to reductions for the effect of foreign tax rates lower than the U.S. statutory rate and other foreign adjustments of $4.1 million, and the U.S. production activities deduction of $3.1 million.  These reductions were partially offset by the provision for state income taxes, net of federal benefit, of $2.0 million and $2.2 million of other adjustments.

Income tax expense was $43.4 million in 2015, for an effective tax rate of 32.9 percent.  This rate was lower than what would be computed using the U.S. statutory federal rate primarily due to reductions to the Company's deferred tax liabilities of $4.2 million resulting from the acquisition of a foreign subsidiary and the U.S. production activities deduction of $3.5 million.  These reductions were partially offset by the provision for state income taxes, net of federal benefit, of $2.7 million and $2.3 million of other adjustments.

Income tax expense was $45.5 million in 2014, for an effective tax rate of 30.7 percent.  This rate was lower than what would be computed using the U.S. statutory federal rate primarily due to decreases in valuation allowances of $5.7 million; the U.S. production activities deduction benefit of $4.0 million; and the effect of lower foreign tax rates and other foreign adjustments of $1.1 million.  These decreases were partially offset by the provision for state income taxes, net of federal benefit, of $3.3 million and $1.2 million of other adjustments.

During 2016, we recognized $1.9 million of income on our investment in unconsolidated affiliates.  This included a gain that resulted from the allocation of the purchase price recorded by our equity method investees, which was offset by restructuring and impairment charges and net losses during the year.

Piping Systems Segment

The following table compares summary operating results for 2016, 2015, and 2014 for the businesses comprising our Piping Systems segment:

				Percent Change
(In thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

Net sales	$1,429,589	$1,436,689	$1,622,921	(0.5)%	(11.5)%
Operating income	103,886	113,232	118,558	(8.3)	(4.5)

The following are components of changes in net sales compared to the prior year:

	2016 vs. 2015	2015 vs. 2014

Net selling price in core product lines	(10.0)%	(9.8)%
Unit sales volume in core product lines	(1.3)	(1.4)
Acquisitions	11.5	5.6
Dispositions	—	(3.9)
Other	(0.7)	(2.0)

	(0.5)%	(11.5)%

INDEX

The decrease in net sales in 2016 was primarily attributable to (i) lower net selling prices of $144.4 million in the segment's core product lines, primarily copper tube, (ii) lower unit sales volume of $18.8 million in the segment's core product lines, and (iii) a decrease in sales of $5.3 million in the segment's non-core product lines.  The decrease in net sales resulting from lower net selling prices also reflects the impact of translating net sales of the segment's foreign operations to U.S. dollars, which was approximately $43.6 million.  These decreases were partially offset by (i) $139.4 million of incremental sales recorded by Great Lakes and (ii) $22.0 million of sales recorded by Jungwoo-Mueller.

The decrease in net sales during 2015 was primarily due to (i) lower net selling prices of $158.4 million in the segment's core product lines, primarily copper tube, (ii) the absence of sales of $57.5 million recorded by Primaflow, (iii) lower unit sales volume of $23.4 million in the segment's core product lines, and (iv) a decrease in sales of $37.4 million in the segment's non-core product lines.  These decreases were offset by $90.5 million of sales recorded by Great Lakes.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2016, 2015, and 2014:

(In thousands)	2016	2015	2014

Cost of goods sold	$1,228,949	$1,245,929	$1,409,581
Depreciation and amortization	22,421	22,559	22,221
Selling, general, and administrative expense	68,218	66,903	71,524
Gain on sale of assets	—	(15,376)	(6,259)
Impairment charges	6,115	—	—
Severance	—	3,442	7,296

Operating expenses	$1,325,703	$1,323,457	$1,504,363

	Percent of Net Sales
	2016	2015	2014

Cost of goods sold	86.0%	86.7%	86.9%
Depreciation and amortization	1.5	1.6	1.4
Selling, general, and administrative expense	4.8	4.7	4.4
Gain on sale of assets	—	(1.1)	(0.4)
Impairment charges	0.4	—	—
Severance	—	0.2	0.4

Operating expenses	92.7%	92.1%	92.7%

The decrease in cost of goods sold in 2016 was primarily due to the decrease in the average cost of copper, largely offset by the increase in sales volume related to businesses acquired during 2015 and 2016.  The decrease in 2015 was primarily due to the decrease in the average cost of copper and the decrease in unit sales volume related to businesses disposed, slightly offset by the increase in sales volume related to businesses acquired during 2015.  Depreciation and amortization in 2016, 2015, and 2014 was consistent.  This was a result of several assets becoming fully depreciated, offset by depreciation and amortization of the long-lived assets acquired at Great Lakes and Jungwoo-Mueller.

Selling, general, and administrative expenses increased for 2016, primarily due to incremental expenses associated with Great Lakes and Jungwoo-Mueller of $5.7 million.  This was offset by a reduction in (i) foreign currency exchange losses of $0.8 million and (ii) a decrease in employment costs, including incentive compensation, of $0.3 million.  In addition, there was $1.9 million of equipment relocation costs and losses on the sale of assets related to the rationalization of Yorkshire recognized in 2015.  The decrease in 2015 was primarily due to (i) a decrease of $10.2 million in selling, general, and administrative expenses related to the sale of Primaflow and (ii) a decrease of $1.5 million in agent commissions as a result of lower sales.  These decreases were offset by (i) selling, general, and administrative expenses of $3.6 million associated with Great Lakes and (ii) higher net periodic pension costs of $1.9 million.  Lastly, during 2014 there was a reduction in accruals related to legal matters of $0.5 million.

INDEX

During 2016, we recognized fixed asset impairment charges for certain manufacturing equipment of $6.1 million.

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

Industrial Metals Segment

The following table compares summary operating results for 2016, 2015, and 2014 for the businesses comprising our Industrial Metals segment:

				Percent Change
(In thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

Net sales	$521,060	$567,467	$659,847	(8.2)%	(14.0)%
Operating income	78,168	57,442	72,210	36.1	(20.5)

The following are components of changes in net sales compared to the prior year:

	2016 vs. 2015	2015 vs. 2014

Net selling price in core product lines	(8.0)%	(9.3)%
Unit sales volume in core product lines	(2.6)	(8.8)
Acquisitions & new products	3.5	4.7
Other	(1.1)	(0.6)

	(8.2)%	(14.0)%

The decrease in net sales during 2016 was primarily due to (i) lower net selling prices of $44.5 million in the segment's core product lines, primarily brass rod, and (ii) lower unit sales volume of $14.2 million in the segment's core product lines.  These decreases were partially offset by $19.2 million of incremental sales recorded by Sherwood.

The decrease in net sales in 2015 was primarily due to (i) lower net selling prices of $60.0 million in the segment's core product lines, primarily brass rod and forgings, and (ii) lower unit sales volume of $56.5 million in the segment's core product lines.  These decreases were offset by and $20.8 million of sales recorded by Sherwood.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2016, 2015, and 2014:

(In thousands)	2016	2015	2014

Cost of goods sold	$420,905	$491,567	$572,979
Depreciation and amortization	8,162	7,503	6,998
Selling, general, and administrative expense	13,162	10,955	7,660
Impairment charges	663	—	—

Operating expenses	$442,892	$510,025	$587,637

INDEX

	Percent of Net Sales
	2016	2015	2014

Cost of goods sold	80.8%	86.6%	86.8%
Depreciation and amortization	1.6	1.3	1.1
Selling, general, and administrative expense	2.5	2.0	1.2
Impairment charges	0.1	—	—

Operating expenses	85.0%	89.9%	89.1%

The decrease in cost of goods sold in 2016 was primarily related to the decrease in the average cost of copper.  The decrease in cost of goods sold in 2015 was primarily due to the decrease in the average cost of copper and the decrease in sales volume in the segment's core product lines, partially offset by the increase in sales volume related to the acquisition of Sherwood.  A sharp decline in copper prices during 2015 put pressure on margins of our businesses accounting for inventory on a FIFO basis.  Depreciation and amortization increased in 2016 and 2015 as a result of depreciation and amortization of long-lived assets for the Sherwood business and recent capital expenditures. Selling, general, and administrative expenses increased in 2016 primarily due to incremental expenses associated with Sherwood of $2.7 million, offset by a decrease in net periodic pension costs of $0.7 million.  The increase in 2015 was a result of higher net periodic pension costs of $3.0 million, as well as incremental selling, general, and administrative expenses of $1.2 million for Sherwood.  This was offset by lower employment costs, including incentive compensation, of $0.4 million.

During 2016, we recognized fixed asset impairment charges for certain manufacturing equipment of $0.7 million.

Climate Segment

The following table compares summary operating results for 2016, 2015, and 2014 for the businesses comprising our Climate segment:

				Percent Change
(In thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

Net sales	$119,758	$110,727	$99,336	8.2%	11.5%
Operating income	17,733	12,459	11,029	42.3	13.0

Net sales for 2016 increased primarily as a result of incremental sales recorded by Turbotec of $3.5 million and an increase in volume in the segment's other businesses.  Net sales for 2015 increased due to $16.8 million of sales recorded by Turbotec, offset by lower volumes for Refrigeration Products and Fabricated Tube Products.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2016, 2015, and 2014:

(In thousands)	2016	2015	2014

Cost of goods sold	$89,927	$86,894	$79,099
Depreciation and amortization	2,437	2,257	1,845
Selling, general, and administrative expense	9,661	9,117	7,363

Operating expenses	$102,025	$98,268	$88,307

INDEX

	Percent of Net Sales
	2016	2015	2014

Cost of goods sold	75.1%	78.5%	79.6%
Depreciation and amortization	2.0	2.0	1.9
Selling, general, and administrative expense	8.1	8.2	7.4

Operating expenses	85.2%	88.7%	88.9%

The changes in cost of goods sold in 2016 and 2015 were related to factors consistent with those noted regarding changes in net sales.  Depreciation and amortization increased in 2016 and 2015 as a result of depreciation and amortization of long-lived assets for the business acquired at Turbotec. Selling, general, and administrative expenses increased in 2016 and 2015 primarily due to incremental expenses associated with Turbotec of $0.5 million and $1.8 million, respectively.

Liquidity and Capital Resources

The following table presents selected financial information for 2016, 2015, and 2014:

(In thousands)	2016	2015	2014

Increase (decrease) in:
Cash and cash equivalents	$76,473	$(77,290)	$40,334
Property, plant, and equipment, net	15,007	34,314	1,453
Total debt	11,354	(25,434)	6,111
Working capital, net of cash and current debt	9,781	(59,316)	14,460

Cash provided by operating activities	157,777	159,609	90,605
Cash used in investing activities	(53,057)	(190,807)	(38,424)
Cash used in financing activities	(22,561)	(41,258)	(10,551)

Cash Provided by Operating Activities

During 2016, net cash provided by operating activities was primarily attributable to consolidated net income of $99.8 million plus the addition of non-cash charges to income.

During 2015, net cash provided by operating activities was primarily attributable to consolidated net income of $88.4 million, depreciation and amortization of $34.6 million, a decrease in receivables of $51.7 million, and a decrease in inventories of $41.1 million.  These cash increases were offset by a decrease in current liabilities of $54.2 million.  These changes were primarily due to decreases in the price of copper and an overall decrease in working capital needs.

During 2014, net cash provided by operating activities was primarily attributable to consolidated net income of $102.5 million and depreciation and amortization of $34.1 million.  These cash increases were offset by increased receivables of $21.4 million, an increase in other assets of $23.7 million, and a decrease in other liabilities of $2.2 million.  These changes were primarily due to increased sales volume in certain businesses and additional working capital needs of acquired businesses.

Cash Used in Investing Activities

The major components of net cash used in investing activities in 2016 included capital expenditures of $37.5 million and $20.5 million for the purchase of a 60.0 percent equity interest in Jungwoo-Mueller, net of cash acquired, and net deposits into restricted cash balances of $5.3 million. These were offset by $10.3 million in proceeds from the sale of assets.

INDEX

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

Cash Used in Financing Activities

For 2016, net cash used in financing activities consisted primarily of $21.2 million used for the payment of regular quarterly dividends to stockholders of the Company and $3.8 million used for payment of dividends to noncontrolling interests.  This was partially offset by the issuance of debt of $3.5 million.

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

Liquidity and Outlook

Management believes that cash provided by operations, funds available under the credit agreement, and cash and cash equivalents on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.  Our current ratio was 4.1 to 1 as of December 31, 2016.

As of December 31, 2016, $73.9 million of our cash and cash equivalents were held by foreign subsidiaries.  All earnings of the foreign subsidiaries are considered to be permanently reinvested, and it is not practicable to compute the potential deferred tax liability associated with these undistributed foreign earnings.  We believe that cash held domestically, funds available through the credit agreement, and cash generated from U.S. based operations will be adequate to meet the future needs of our U.S. based operations.

Fluctuations in the cost of copper and other raw materials affect the Company's liquidity.  Changes in material costs directly impact components of working capital, primarily inventories, accounts receivable, and accounts payable.  The price of copper has fluctuated significantly and averaged approximately $2.20 in 2016, $2.51 in 2015, and $3.12 in 2014.

We have significant environmental remediation obligations which we expect to pay over future years.  Approximately $0.7 million was spent during 2016 for environmental matters.  As of December 31, 2016, we expect to spend $0.7 million in 2017, $0.6 million in 2018, $0.6 million in 2019, $0.7 million in 2020, $0.7 million in 2021, and $18.6 million thereafter for ongoing projects.

Cash used to fund pension and other postretirement benefit obligations was $3.4 million in 2016 and $2.6 million in 2015.  We anticipate making contributions of approximately $2.1 million to these plans in 2017.

The Company declared and paid a quarterly cash dividend of 10.0 cents per common share in the second, third, and fourth quarters of 2016, and 7.5 cents per share for the first quarter of 2016 and each quarter of fiscal 2015 and 2014.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, and other factors.

On January 25, 2017, we announced a special dividend on our common stock payable on March 9, 2017 to stockholders of record on February 28, 2017.  The special dividend will consist of $3.00 in cash and $5.00 in principal amount of the Company's 6% Subordinated Debentures due 2027 for each share of common stock (less any applicable withholding tax).

INDEX

The Debentures will be subordinated to all other funded debt of the Company and will be callable, in whole or in part, at any time at the option of the Company, subject to declining call premiums during the first five years. The Debentures will also grant each holder of the Debentures the right to require the Company to repurchase such holder's Debentures in the event of a change of control, at declining repurchase premiums during the first five years. Interest will be payable semiannually on September 1 and March 1, commencing September 1, 2017.

The effect of the special dividend will be to decrease stockholders' equity by approximately $460.0 million, increase long-term debt by approximately $287.0 million, and decrease cash by approximately$173.0 million.

Capital Expenditures

During 2016 our capital expenditures were $37.5 million and related primarily to upgrading equipment and implementing new manufacturing technologies in our copper tube mills and the acquisition of a copper tube mill in Cedar City, Utah.  We anticipate investing approximately $25.0-35.0 million for capital expenditures in 2017.

Long-Term Debt

On December 6, 2016, the Company entered into a credit agreement (Credit Agreement) providing for an unsecured $350.0 million revolving credit facility which matures on December 6, 2021.  Funds borrowed under the Credit Agreement may be used for working capital purposes and other general corporate purposes.  In addition, the Credit Agreement provides a sublimit of $50.0 million for the issuance of letters of credit, a sublimit of $25.0 million for loans and letters of credit made in certain foreign currencies, and a swing  line loan sublimit of $15.0 million.  Outstanding letters of credit and foreign currency loans reduce borrowing availability under the Credit Agreement.  Total borrowings under the Credit Agreement were $200.0 million at December 31, 2016.

On March 23, 2016, Mueller-Xingrong entered into a new secured revolving credit arrangement with a total borrowing capacity of RMB 150 million (or approximately $21.7 million).  In addition, Mueller-Xingrong occasionally finances working capital through various accounts receivable and bank draft discount arrangements.  Borrowings are secured by the real property and equipment and bank draft receivables of Mueller-Xingrong and bear interest at the latest base-lending rate published by the People's Bank of China, which was 4.35 percent as of December 31, 2016.  Total borrowings at Mueller-Xingrong were $7.9 million as of December 31, 2016.

Jungwoo-Mueller has several secured revolving credit arrangements with a total borrowing capacity of KRW 35.7 billion (or approximately $30.3 million).  Borrowings are secured by the real property and equipment of Jungwoo-Mueller and were bearing interest at an average rate of 3.05 percent as of December 31, 2016.  Total borrowings at Jungwoo-Mueller were $12.7 million as of December 31, 2016.

As of December 31, 2016, the Company's total debt was $227.4 million or 19.5 percent of its total capitalization.

Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of December 31, 2016, we were in compliance with all of our debt covenants.

Share Repurchase Program
The Company's Board of Directors has extended, until October 2017, its authorization to repurchase up to 20 million shares of the Company's common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 31, 2016, the Company had repurchased approximately 4.7 million shares under this authorization.

INDEX

Contractual Cash Obligations

The following table presents payments due by the Company under contractual obligations with minimum firm commitments as of December 31, 2016:

		Payments Due by Year
(In millions)	Total	2017	2018-2019	2020-2021	Thereafter

Total debt	$228.3	$13.7	$10.4	$201.7	$2.5
Consulting agreement	0.7	0.7	—	—	—
Operating leases	31.0	7.4	8.9	5.2	9.5
Heavy machinery and equipment commitments	1.7	1.7	—	—	—
Purchase commitments (1)	598.4	597.8	0.3	0.3	—
Interest payments (2)	28.5	5.8	10.6	12.1	—

Total contractual cash obligations	$888.6	$627.1	$30.2	$219.3	$12.0

(1)  The Company has contractual supply commitments for raw materials totaling $572.6 million at year-end prices; these contracts contain variable pricing based on Comex and the London Metals Exchange. These commitments are for purchases of raw materials that are expected to be consumed in the ordinary course of business.

(2) These payments represent interest on variable-rate debt based on rates in effect at December 31, 2016.

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

The Company occasionally enters into forward fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At December 31, 2016, we held open futures contracts to purchase approximately $10.2 million of copper over the next 12 months related to fixed-price sales orders and to sell approximately $28.7 million of copper over the next three months related to copper inventory.

INDEX

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  There were no open futures contracts to purchase natural gas at December 31, 2016.

Interest Rates

The Company had variable-rate debt outstanding of $212.2 million at December 31, 2016 and $216.0 million at December 26, 2015.  At these borrowing levels, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pre-tax earnings and cash flows.  The primary interest rate exposures on floating-rate debt are based on LIBOR and the base-lending rate published by the People's Bank of China.  There was $15.2 million of fixed-rate debt outstanding as of December 31, 2016, and no fixed-rate debt outstanding as of December 26, 2015.

Included in the variable-rate debt outstanding is the Company's $200.0 million Credit Agreement which bears interest based on LIBOR.  We have reduced our exposure to increases in LIBOR by entering into interest rate swap contracts.  The fair value of these contracts has been recorded in the Consolidated Balance Sheets, and a portion of the related gains and losses on the contracts are deferred in stockholders' equity as a component of AOCI.  Deferred gains or losses on the contracts will be recognized in interest expense in the period in which the related interest payment being hedged is expensed.  The interest rate swap agreement had an effective date of January 12, 2015.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At December 31, 2016, we had open forward contracts with a financial institution to sell approximately 3.2 million euros, 15.6 million Swedish kronor, 7.6 million Norwegian kroner, and 1.2 million U.S. dollars through April 2017.

The Company's primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars.  The primary currencies to which we are exposed include the Canadian dollar, the British pound sterling, the Mexican peso, the South Korean won, and the Chinese renminbi.  The Company generally views its investments in foreign subsidiaries with a functional currency other than the U.S. dollar as long-term.  As a result, we generally do not hedge these net investments.  The net investment in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates was $271.6 million at December 31, 2016 and $249.5 million at December 26, 2015.  The potential loss in value of the Company's net investment in foreign subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at December 31, 2016 and December 26, 2015 amounted to $27.2 million and $25.0 million, respectively.  This change would be reflected in the foreign currency translation component of AOCI in the equity section of our Consolidated Balance Sheets until the foreign subsidiaries are sold or otherwise disposed.

We have significant investments in foreign operations whose functional currency is the British pound sterling, the Mexican peso, the Canadian dollar, the Chinese renminbi, and the South Korean won.  During 2016, the value of the British pound decreased approximately 17 percent, the Mexican peso decreased approximately 16 percent, the Canadian dollar increased approximately three percent, the Chinese renminbi decreased approximately seven percent, and the South Korean won remained consistent, relative to the U.S. dollar.  The resulting net foreign currency translation losses were recorded as a component of AOCI.

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

As of December 31, 2016 and December 26, 2015, our inventory valuation reserves were $6.9 million and $6.2 million, respectively.  The expense recognized in each of these periods was immaterial to our Consolidated Financial Statements.

Impairment of Goodwill

As of December 31, 2016, we had $124.0 million of recorded goodwill from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets we have acquired.  During 2016 we recorded $0.4 million in additional goodwill associated with our Jungwoo-Mueller acquisition and $4.1 million in additional goodwill associated with a deferred tax liability resulting from a basis difference in the long-lived assets acquired from Great Lakes.
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
We identify reporting units by evaluating components of our operating segments and combining those components with similar economic characteristics.  Reporting units with significant recorded goodwill include Domestic Piping Systems, Canadian Operations, European Operations, Jungwoo-Mueller, Westermeyer, and Turbotec.
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

INDEX

We evaluated each reporting unit during the fourth quarters of 2016 and 2015, as applicable. The estimated fair value of each of these reporting units exceeded its carrying values in 2016 and 2015, and we do not believe that any of these reporting units were at risk of impairment as of December 31, 2016.

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

New Accounting Pronouncements

See "Note 1 – Summary of Significant Accounting Policies" in our Consolidated Financial Statements.

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

INDEX
MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2016, December 26, 2015, and December 27, 2014

(In thousands, except per share data)	2016	2015	2014

Net sales	$2,055,622	$2,100,002	$2,364,227

Cost of goods sold	1,723,499	1,809,702	2,043,719
Depreciation and amortization	35,133	34,608	33,735
Selling, general, and administrative expense	137,499	130,358	131,740
Gain on sale of assets	—	(15,376)	(6,259)
Impairment charges	6,778	—	—
Severance	—	3,442	7,296

Operating income	152,713	137,268	153,996

Interest expense	(7,387)	(7,667)	(5,740)
Other income (expense), net	704	2,188	(243)

Income before income taxes	146,030	131,789	148,013

Income tax expense	(48,137)	(43,382)	(45,479)
Income from unconsolidated affiliates, net of tax	1,861	—	—

Consolidated net income	99,754	88,407	102,534

Less net income attributable to noncontrolling interests	(27)	(543)	(974)

Net income attributable to Mueller Industries, Inc.	$99,727	$87,864	$101,560

Weighted average shares for basic earnings per share	56,572	56,316	56,042
Effect of dilutive stock-based awards	597	652	726

Adjusted weighted average shares for diluted earnings per share	57,169	56,968	56,768

Basic earnings per share	$1.76	$1.56	$1.81

Diluted earnings per share	$1.74	$1.54	$1.79

Dividends per share	$0.375	$0.300	$0.300

See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2016, December 26, 2015, and December 27, 2014

(In thousands)	2016	2015	2014

Consolidated net income	$99,754	$88,407	$102,534

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(27,767)	(19,108)	(6,766)
Net change with respect to derivative instruments and hedging activities (1)	1,709	(1,056)	(2,499)
Net change in minimum pension and postretirement obligation adjustments (2)	5,383	6,735	(23,006)
Attributable to unconsolidated affiliates (3)	5,975	—	—
Other, net	159	(49)	15

Total other comprehensive loss	(14,541)	(13,478)	(32,256)

Consolidated comprehensive income	85,213	74,929	70,278
Comprehensive loss (income) attributable to noncontrolling interests	2,548	867	(822)

Comprehensive income attributable to Mueller Industries, Inc.	$87,761	$75,796	$69,456

See accompanying notes to consolidated financial statements.

(1) Net of taxes of $(917) in 2016, $575 in 2015, and $1,362 in 2014

(2) Net of taxes of $(2,606) in 2016, $(3,221) in 2015, and $10,180 in 2014

(3) Net of taxes of $(3,375) in 2016

INDEX
MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and December 26, 2015

(In thousands, except share data)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$351,317	$274,844
Accounts receivable, less allowance for doubtful accounts of $637 in 2016 and $623 in 2015	256,291	251,571
Inventories	242,013	239,378
Other current assets	44,702	34,608

Total current assets	894,323	800,401

Property, plant, and equipment, net	295,231	280,224
Goodwill, net	123,993	120,252
Intangible assets, net	36,168	40,636
Investment in unconsolidated affiliates	77,110	65,900
Other noncurrent assets	20,651	31,388

Total Assets	$1,447,476	$1,338,801

Liabilities
Current liabilities:
Current portion of debt	$13,655	$11,760
Accounts payable	103,175	88,051
Accrued wages and other employee costs	35,121	35,636
Other current liabilities	67,041	73,982

Total current liabilities	218,992	209,429

Long-term debt, less current portion	213,709	204,250
Pension liabilities	14,890	17,449
Postretirement benefits other than pensions	16,383	17,427
Environmental reserves	21,208	20,943
Deferred income taxes	19,573	7,161
Other noncurrent liabilities	6,284	2,440

Total liabilities	511,039	479,099

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 57,395,209 in 2016 and 57,158,608 in 2015	802	802
Additional paid-in capital	273,345	271,158
Retained earnings	1,141,831	1,063,543
Accumulated other comprehensive loss	(66,956)	(54,990)
Treasury common stock, at cost	(450,338)	(453,228)

Total Mueller Industries, Inc. stockholders' equity	898,684	827,285
Noncontrolling interests	37,753	32,417

Total equity	936,437	859,702

Commitments and contingencies	—	—

Total Liabilities and Equity	$1,447,476	$1,338,801

See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, December 26, 2015, and December 27, 2014

(In thousands)	2016	2015	2014
Operating activities:
Consolidated net income	$99,754	$88,407	$102,534
Reconciliation of net income to net cash provided by operating activities:
Depreciation	30,827	30,556	30,205
Amortization of intangibles	4,306	4,052	3,530
Amortization of debt issuance costs	569	432	341
Equity in earnings of unconsolidated affiliates	(1,861)	—	—
Stock-based compensation expense	6,387	6,244	6,265
Gain on disposal of assets	(651)	(14,815)	(5,405)
Impairment charges	6,778	—	—
Income tax benefit from exercise of stock options	—	(972)	(837)
Deferred income taxes	6,998	(15,818)	(6,495)
Recovery of doubtful accounts receivable	(50)	(130)	(500)
Changes in assets and liabilities, net of businesses acquired and sold:
Receivables	(16,502)	51,660	(21,432)
Inventories	6,662	41,086	1,381
Other assets	5,808	12,449	(23,652)
Current liabilities	5,646	(45,585)	5,849
Other liabilities	1,518	436	(2,223)
Other, net	1,588	1,607	1,044

Net cash provided by operating activities	157,777	159,609	90,605

Investing activities:
Proceeds from sale of assets, net of cash transferred	10,304	5,538	33,788
Acquisition of businesses, net of cash acquired	(20,533)	(105,944)	(30,137)
Capital expenditures	(37,497)	(28,834)	(39,173)
Investment in unconsolidated affiliates	—	(65,900)	—
Net (deposits into) withdrawals from restricted cash balances	(5,331)	4,333	(2,902)

Net cash used in investing activities	(53,057)	(190,807)	(38,424)

Financing activities:
Dividends paid to stockholders of Mueller Industries, Inc.	(21,224)	(16,903)	(16,819)
Dividends paid to noncontrolling interests	(3,765)	—	—
Issuance of long-term debt	3,500	—	—
Repayments of long-term debt	(1,074)	(1,000)	(1,050)
Issuance (repayment) of debt by joint ventures, net	2,265	(23,567)	7,258
Net cash used to settle stock-based awards	(1,306)	(760)	(777)
Income tax benefit from exercise of stock options	—	972	837
Debt issuance costs	(957)	—	—

Net cash used in financing activities	(22,561)	(41,258)	(10,551)

Effect of exchange rate changes on cash	(5,686)	(4,834)	(1,296)

Increase (decrease) in cash and cash equivalents	76,473	(77,290)	40,334
Cash and cash equivalents at the beginning of the year	274,844	352,134	311,800

Cash and cash equivalents at the end of the year	$351,317	$274,844	$352,134

See accompanying notes to consolidated financial statements.

INDEX
MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2016, December 26, 2015, and December 27, 2014

	2016		2015		2014
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at beginning of year	80,183	$802	80,183	$802	80,183	$401
Issuance of shares under two-for-one stock split	—	—	—	—	—	401

Balance at end of year	80,183	$802	80,183	$802	80,183	$802

Additional paid-in capital:
Balance at beginning of year		$271,158		$268,575		$267,142
Issuance of shares under incentive stock option plans		(419)		(1,074)		(1,646)
Stock-based compensation expense		6,387		6,244		6,265
Income tax benefit from exercise of stock options		—		972		837
Issuance of shares under two-for-one stock split		—		—		(401)
Issuance of restricted stock		(3,781)		(3,559)		(3,622)

Balance at end of year		$273,345		$271,158		$268,575

Retained earnings:
Balance at beginning of year		$1,063,543		$992,798		$908,274
Net income attributable to Mueller Industries, Inc.		99,727		87,864		101,560
Dividends paid or payable to stockholders of Mueller Industries, Inc.		(21,439)		(17,119)		(17,036)

Balance at end of year		$1,141,831		$1,063,543		$992,798

Accumulated other comprehensive (loss) income:
Balance at beginning of year		$(54,990)		$(42,923)		$(10,819)
Total other comprehensive (loss) income attributable to Mueller Industries, Inc.		(11,966)		(12,067)		(32,104)

Balance at end of year		$(66,956)		$(54,990)		$(42,923)

INDEX

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(continued)
Years Ended December 31, 2016, December 26, 2015, and December 27, 2014

	2016		2015		2014
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Treasury stock:
Balance at beginning of year	23,024	$(453,228)	23,282	$(457,102)	23,578	$(461,593)
Issuance of shares under incentive stock option plans	(178)	3,499	(149)	2,930	(208)	4,504
Repurchase of common stock	133	(4,389)	84	(2,840)	107	(3,832)
Issuance of restricted stock	(191)	3,780	(193)	3,784	(195)	3,819

Balance at end of year	22,788	$(450,338)	23,024	$(453,228)	23,282	$(457,102)

Noncontrolling interests:
Balance at beginning of year		$32,417		$33,284		$32,462
Purchase of Jungwoo-Mueller		11,649		—		—
Dividends paid to noncontrolling interests		(3,765)		—		—
Net income attributable to noncontrolling interests		27		543		974
Foreign currency translation		(2,575)		(1,410)		(152)

Balance at end of year		$37,753		$32,417		$33,284

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

Fiscal Years

The Company's fiscal year ends on the last Saturday of December, and consisted of 53 weeks in 2016 and 52 weeks in 2015 and 2014.  These dates were December 31, 2016, December 26, 2015, and December 27, 2014.

Basis of Presentation

The Consolidated Financial Statements include the accounts of Mueller Industries, Inc. and its majority-owned subsidiaries.  The noncontrolling interests represent separate private ownership interests of 49.5 percent of Jiangsu Mueller-Xingrong Copper Industries Limited (Mueller-Xingrong) and 40 percent of Jungwoo Metal Ind. Co., LTD (Jungwoo-Mueller).

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

INDEX

Cash Equivalents

Temporary investments with original maturities of three months or less are considered to be cash equivalents.  These investments are stated at cost.  At December 31, 2016 and December 26, 2015, temporary investments consisted of money market mutual funds, commercial paper, bank repurchase agreements, and U.S. and foreign government securities totaling $40.9 million and $106.4 million, respectively.  Included in other current assets is restricted cash of $9.0 million and $3.7 million at December 31, 2016 and December 26, 2015, respectively.  These amounts represent required deposits into brokerage accounts that facilitate the Company's hedging activities, deposits that secure certain short-term notes issued under Mueller-Xingrong's credit facility, and for the year ended December 31, 2016, funds received in conjunction with the New Markets Tax Credit transaction; see "Note 10 – New Markets Tax Credit Transaction" for additional information.

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

The market price of copper cathode and scrap is subject to volatility.  During periods when open market prices decline below net book value, the Company may need to provide an allowance to reduce the carrying value of its inventory.  In addition, certain items in inventory may be considered obsolete and, as such, the Company may establish an allowance to reduce the carrying value of those items to their net realizable value.  Changes in these estimates related to the value of inventory, if any, may result in a materially adverse impact on the Company's reported financial position or results of operations.  The Company recognizes the impact of any changes in estimates, assumptions, and judgments in income in the period in which it is determined.  See "Note 4 – Inventories" for additional information.

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

The Company continually evaluates these assets to determine whether events or changes in circumstances have occurred that may warrant revision of the estimated useful life or whether the remaining balance should be evaluated for possible impairment.  See "Note 7 – Property, Plant, and Equipment, Net" for additional information.

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

INDEX

Fair value for the Company's reporting units is determined using a combination of the income and market approaches (level 3 within the fair value hierarchy), incorporating market participant considerations and management's assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures.  The market approach measures the fair value of a business through the analysis of publicly traded companies or recent sales of similar businesses.  The income approach uses a discounted cash flow model to estimate the fair value of reporting units based on expected cash flows (adjusted for capital investment required to support operations) and a terminal value.  This cash flow stream is discounted to its present value to arrive at a fair value for each reporting unit.  Future earnings are estimated using the Company's most recent annual projections, applying a growth rate to future periods.  Those projections are directly impacted by the condition of the markets in which the Company's businesses participate.  The discount rate selected for the reporting units is generally based on rates of return available for comparable companies at the date of valuation.  Fair value determinations may include both internal and third-party valuations.  See "Note 8 – Goodwill and Other Intangible Assets" for additional information.

Investment in Unconsolidated Affiliates

The Company owns a 50 percent interest in Tecumseh Products Holding LLC (Joint Venture), an unconsolidated affiliate that acquired Tecumseh Products Company (Tecumseh).  The Company also owns a 50 percent interest in a second unconsolidated affiliate that provided financing to Tecumseh in conjunction with the acquisition.  These investments are recorded using the equity method of accounting, as the Company can exercise significant influence but does not own a majority equity interest or otherwise control the respective entities.  Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company's proportionate share of earnings or losses and distributions.

The Company records its proportionate share of the investee's net income or loss one quarter in arrears as income (loss) from unconsolidated affiliates, net of tax, in the Consolidated Statements of Income.  The Company's proportionate share of the investees' other comprehensive income (loss), net of income taxes, is recorded in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Changes in Equity.  In general, the equity investment in the unconsolidated affiliates is equal to the current equity investment plus that entity's undistributed earnings.

The investment in unconsolidated affiliates is assessed periodically for impairment and is written down when the carrying amount is not considered fully recoverable.  See "Note 9 – Investment in Unconsolidated Affiliates" for additional information.

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

INDEX

The expected return on plan assets is determined using the market value of plan assets.  Differences between assumed and actual returns are amortized to the market value of assets on a straight-line basis over the average remaining service period of the plan participants using the corridor approach.  The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions.  These unrecognized gains and losses are amortized when the net gains and losses exceed 10 percent of the greater of the market value of the plan assets or the projected benefit obligation.  The amount in excess of the corridor is amortized over the average remaining service period of the plan participants.  For 2016, the average remaining service period for the pension plans was nine years.  See "Note 12 –Benefit Plans" for additional information.

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

Environmental expenses that relate to ongoing operations are included as a component of cost of goods sold.  Environmental expenses related to non-operating properties are included in other income, net on the Consolidated Statements of Income.  See "Note 13 – Commitments and Contingencies" for additional information.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards calculated using the treasury stock method.  Approximately 190 thousand and 427 thousand stock-based awards were excluded from the computation of diluted earnings per share for the years ended December 31, 2016 and December 26, 2015, respectively, because they were antidilutive.

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

These estimates are highly subjective and could be affected by changes in business conditions and other factors.  Changes in any of these factors could have a material impact on future income tax expense.  See "Note 14 – Income Taxes" for additional information.

INDEX

Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between the Company and its customers, primarily value added taxes in foreign jurisdictions, are accounted for on a net (excluded from revenues and costs) basis.

Stock-Based Compensation

The Company has in effect stock incentive plans under which stock-based awards have been granted to certain employees and members of its Board of Directors.  Stock-based compensation expense is recognized in the Consolidated Statements of Income as a component of selling, general, and administrative expense based on the grant date fair value of the awards.  See "Note 16 – Stock-Based Compensation" for additional information.

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

All derivatives are recognized in the Consolidated Balance Sheets at their fair value.  On the date the derivative contract is entered into, it is either a) designated as a hedge of  (i)  a forecasted transaction or the variability of cash flow to be paid (cash flow hedge) or (ii) the fair value of a recognized asset or liability (fair value hedge), or b) not designated in a hedge accounting relationship, even though the derivative contract was executed to mitigate an economic exposure, as the Company does not enter into derivative contracts for trading purposes (economic hedge).  Changes in the fair value of a derivative that is qualified, designated, and highly effective as a cash flow hedge are recorded in stockholders' equity within accumulated other comprehensive income (AOCI), to the extent effective, until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of a derivative that is qualified, designated, and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings.  Changes in the fair value of undesignated derivative instruments executed as economic hedges and the ineffective portion of designated derivative instruments are reported in current earnings.

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

The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the designated derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flow or fair values of hedged items.  When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, hedge accounting is discontinued prospectively in accordance with the derecognition criteria for hedge accounting.

INDEX

The Company primarily executes derivative contracts with major financial institutions.  These counterparties expose the Company to credit risk in the event of non-performance.  The amount of such exposure is limited to the fair value of the contract plus the unpaid portion of amounts due to the Company pursuant to terms of the derivative instruments, if any.  If a downgrade in the credit rating of these counterparties occurs, management believes that this exposure is mitigated by provisions in the derivative arrangements which allow for the legal right of offset of any amounts due to the Company from the counterparties with any amounts payable to the counterparties by the Company.  As a result, management considers the risk of loss from counterparty default to be minimal.  See "Note 6 – Derivative Instruments and Hedging Activities" for additional information.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.

The fair value of long-term debt at December 31, 2016 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.  Outstanding borrowings have variable interest rates that re-price frequently at current market rates.

Foreign Currency Translation

For foreign subsidiaries in which the functional currency is not the U.S. dollar, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year.  Translation gains and losses are included in equity as a component of AOCI.  Included in the Consolidated Statements of Income were transaction gains of $0.4 million in 2016, losses of $1.7 million in 2015, and gains of $0.1 million in 2014.

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

Change in Segment Reporting

At the beginning of fiscal year 2016, the Company made changes to its management reporting structure as a result of a change in the way the Chief Executive Officer, who serves as the Chief Operating Decision Maker, manages and evaluates the business, makes key operating decisions, and allocates resources.  Previously, the Company had two reportable segments: Plumbing & Refrigeration and OEM.  During 2016, the Company realigned its operating segments into three reportable segments: Piping Systems, Industrial Metals, and Climate.  Management has recast certain prior year amounts to conform to the current year presentation.  See "Note 3 - Segment Information" for additional information.

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting.  The ASU requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.  It also allows a company to make a policy election to account for forfeitures as they occur.  The guidance is effective for public business entities in interim and fiscal periods beginning after December 15, 2016.  Early adoption is permitted, but all of the guidance must be adopted in the same period.

INDEX

The Company elected to adopt this standard effective December 27, 2015 on a prospective basis.  The impact of the adoption of this standard was as follows:

•	Approximately $0.9 million of excess tax benefits were recorded through income tax expense as a discrete item for the year ended December 31, 2016.
•	Excess tax benefits were combined with other income tax cash flows within operating cash flows rather than as a financing activity.
•	The Company has elected to change its current policy of estimating forfeitures to a policy of recognizing forfeitures as they occur.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (ASU 2014-15). The ASU requires management to evaluate relevant conditions, events, and certain management plans that are known or reasonable knowable as of the evaluation date when determining whether substantial doubt about an entity's ability to continue as a going concern exists.  If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, the entity is required to make certain disclosures.  The guidance is effective for annual periods ending after December 15, 2016.  The Company adopted ASU 2014-15 effective December 31, 2016 and the adoption had no impact on the Consolidated Financial Statements and related disclosures.

Recently Issued Accounting Standards

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows.  As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows.  The guidance will be applied retrospectively and is effective for public business entities in interim and fiscal periods beginning after December 15, 2017.  Early adoption is permitted.  The Company does not expect the adoption of the standard to have a material impact on its Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16).  The ASU requires companies to account for the income tax effects of intercompany transfers of assets other than inventory when the transfer occurs.  Companies will still be required to defer the income tax effects of intercompany inventory transactions in an exception to the income tax accounting guidance.  The guidance is effective for public business entities in annual periods beginning after December 15, 2017.  Early adoption is permitted as of the beginning of an annual period.  The Company is still evaluating the effects that the provisions of ASU 2016-16 will have on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02).  The ASU requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months.  Recognition, measurement and presentation of expenses will depend on classification as a financing or operating lease.  The amendments also require certain quantitative and qualitative disclosures about leasing arrangements.  The ASU will be effective for interim and fiscal periods beginning after December 15, 2018.  Early adoption is permitted.  The updated guidance requires a modified retrospective adoption.  The Company is still evaluating the effects that the provision of ASU 2016-02 will have on its Consolidated Financial Statements.

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

INDEX

Note 2 – Acquisitions and Dispositions

2016 Acquisition

On April 26, 2016, the Company entered into an agreement providing for the purchase of a 60 percent equity interest in Jungwoo-Mueller for approximately $20.5 million in cash.  Jungwoo-Mueller, which manufactures copper-based pipe joining products, is headquartered in Seoul, South Korea and serves markets worldwide.  This business complements the Company's existing copper fittings businesses in the Piping Systems segment and is reported in the Company's Consolidated Financial Statements one month in arrears.

2015 Acquisitions

Great Lakes Copper

On July 31, 2015, the Company entered into a Share Purchase Agreement with Great Lakes Copper, Inc. providing for the purchase of all of the outstanding shares of Great Lakes Copper Ltd. (Great Lakes) for $70.0 million in cash, including a $1.5 million post-closing working capital adjustment.  Great Lakes manufactures copper tube products in Canada.  This acquisition complements the Company's existing copper tube businesses in the Piping Systems segment.

Sherwood Valve Products

On June 18, 2015, the Company entered into a Membership Interest Purchase Agreement with Sherwood Valve Products, LLC (Sherwood) providing for the purchase of all of the outstanding equity interests of Sherwood for $21.8 million in cash, net of a post-closing working capital adjustment.  Sherwood manufactures valves and fluid control solutions for the HVAC, refrigeration, and compressed gas markets.  The acquisition of Sherwood complements our existing compressed gas business in the Industrial Metals segment.

Turbotec Products, Inc.

On March 30, 2015, the Company entered into a Stock Purchase Agreement with Turbotec Products, Inc. (Turbotec) providing for the purchase of all of the outstanding capital stock of Turbotec for approximately $14.1 million in cash, net of a post-closing working capital adjustment. Turbotec manufactures coaxial heat exchangers and twisted tubes for the heating, ventilation, and air-conditioning (HVAC), geothermal, refrigeration, swimming pool heat pump, marine, ice machine, commercial boiler, and heat reclamation markets.  The acquisition of Turbotec complements the Company's existing refrigeration business, a component of the Climate segment.

2014 Acquisition

Yorkshire Copper Tube

On February 28, 2014, the Company entered into a definitive agreement with KME Yorkshire Limited to acquire certain assets and assume certain liabilities of its copper tube business.  Yorkshire Copper Tube (Yorkshire) produces European standard copper distribution tubes.   The purchase price was approximately $30.1 million, paid in cash.  The acquisition of Yorkshire complements the Company's existing copper tube businesses in the Piping Systems segment.

These acquisitions were accounted for using the acquisition method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values.

The following table summarizes the allocation of the purchase price to acquire these businesses, which was financed by available cash balances, as well as the assets acquired and liabilities assumed at the respective acquisition dates.  The purchase price allocation for Jungwoo-Mueller is provisional as of December 31, 2016 and subject to change upon completion of the final valuation of the long-lived assets during the measurement period.  During 2016, the valuation of the Great Lakes acquisition was finalized and a deferred tax liability of $4.1 million was recorded that resulted from a basis difference in the long-lived assets acquired.  This resulted in an increase in goodwill.

INDEX

(in thousands)	Jungwoo-Mueller	Great Lakes		Sherwood	Turbotec	Yorkshire

Total consideration	$20,533	$70,011		$21,795	$14,138	$30,137

Allocated to:
Accounts receivable	5,551	26,079		6,490	1,936	—
Inventories	17,616	15,233		11,892	3,247	17,579
Other current assets	1,437	22		260	72	1,034
Property, plant, and equipment	24,191	22,771		10,327	9,080	2,103
Goodwill	442	23,208	(1)	—	2,088	8,075	(1)
Intangible assets	756	27,468		(38)	880	16,937
Other assets	58	1,413		—	59	—
Total assets acquired	50,051	116,194		28,931	17,362	45,728

Accounts payable	7,252	36,026		6,022	1,603	10,188
Accrued wages & other employee costs	—	—		471	356	1,167
Other current liabilities	577	381		487	51	4,236
Long-term debt	8,659	—		—	—	—
Pension and other postretirement liabilities	799	5,655		—	—	—
Other noncurrent liabilities	582	4,121		156	1,214	—
Total liabilities assumed	17,869	46,183		7,136	3,224	15,591

Noncontrolling interest	11,649	—		—	—	—

Net assets acquired	$20,533	$70,011		$21,795	$14,138	$30,137

(1) Tax-deductible goodwill

The fair value of the noncontrolling interest at Jungwoo-Mueller was determined based on the proportionate share of consideration transferred and adjusted for lack of control and marketability based on the average of the classic put option model and the Finnerty Formula.

The following details the total intangible assets identified in the allocation of the purchase price at the respective acquisition dates:

(in thousands)	Estimated Useful Life	Jungwoo-Mueller	Great Lakes	Turbotec	Yorkshire

Intangible asset type:
Customer relationships	20 years	$—	$20,273	$350	$10,699
Non-compete agreements	3-5 years	—	2,269	90	4,504
Patents and technology	10-15 years	756	3,104	220	—
Trade names and licenses	5-10 years	—	2,453	220	1,055
Other	2-5 years	—	(631)	—	679

Total intangible assets		$756	$27,468	$880	$16,937

INDEX

2015 Disposition

On June 1, 2015, the Company sold certain assets.  Simultaneously, the Company entered into a lease agreement with the purchaser of the assets for their continued use for a period of approximately 22 months (Lease Period).

The total sales price was $20.2 million, of which $5.0 million was received on June 1, 2015 and $5.0 million was received on December 30, 2016; the remaining $10.2 million will be received at the end of the Lease Period.  This transaction resulted in a pre-tax gain of $15.4 million in the second quarter of 2015, or 17 cents per diluted share after tax.  This gain was recognized in the Piping Systems segment.

The net book value of the assets disposed was $2.3 million.  For goodwill testing purposes, these assets were part of the Domestic Piping Systems (DPS) reporting unit, which is a component of the Company's Piping Systems segment.  Because these assets met the definition of a business, $2.4 million of the DPS reporting unit's goodwill balance was allocated to the disposal group based on the relative fair values of the asset group that was disposed and the portion of the DPS reporting unit that was retained.

2014 Dispositions

On November 21, 2014, the Company entered into a Share Purchase Agreement with Travis Perkins PLC to sell all of the outstanding capital stock of Mueller Primaflow Limited (Primaflow), the Company's United Kingdom based plumbing and heating systems import distribution business, for approximately $24.9 million.  Primaflow, which serves markets in the United Kingdom and Ireland, was included in the Piping Systems segment and reported net sales of $57.5 million and after-tax net income of $4.4 million for the 2014 fiscal year.  The carrying value of the assets disposed totaled $25.3 million, consisting primarily of accounts receivable and inventories.  The carrying value of the liabilities disposed totaled $7.1 million, consisting primarily of accounts payable and other current liabilities.  In addition, the Company recognized a cumulative translation loss of $6.0 million.  The net gain on the sale of this business was immaterial to the Consolidated Financial Statements.

During November 2014, the Company sold its ABS plastic pipe manufacturing assets.  These assets had a carrying value of approximately $1.9 million and were part of the DPS reporting unit, which is a component of the Piping Systems segment.  The sales price was $6.0 million, which resulted in a pre-tax gain of $4.1 million.

Note 3 –Segment Information

The Company's reportable segments are Piping Systems, Industrial Metals, and Climate.  Each of the reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

Piping Systems

Piping Systems is composed of the following operating segments: DPS, Canadian Operations, European Operations, Trading Group, Mueller-Xingrong (the Company's Chinese joint venture), and Jungwoo-Mueller (the Company's South Korean joint venture).  DPS manufactures copper tube and fittings, plastic fittings, and line sets.  These products are manufactured in the U.S., sold in the U.S., and exported to markets worldwide.  Outside the U.S., the Canadian Operations manufacture copper tube and line sets and sell the products primarily in the U.S. and Canada, and the European Operations manufacture copper tube in the U.K. which is sold primarily in Europe.  The Trading Group manufactures pipe nipples and imports and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products in the U.S. and Mexico.  Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications in China.  Jungwoo-Mueller manufactures copper-based joining products that are sold worldwide.  The Piping Systems segment's products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, building product retailers, and air-conditioning original equipment manufacturers (OEMs).

During 2016, the segment recognized impairment charges of $6.1 million on fixed assets used for product development.

INDEX

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

During 2016, the segment recognized impairment charges of $0.7 million on fixed assets related to the rationalization of Sherwood.

Climate

Climate is composed of the following operating segments: Refrigeration Products, Fabricated Tube Products, Westermeyer, and Turbotec.  These domestic businesses manufacture and fabricate valves, assemblies, high pressure components, and coaxial heat exchangers primarily for the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

Performance of segments is generally evaluated by their operating income.  Summarized product line, geographic, and segment information is shown in the following tables.  Geographic sales data indicates the location from which products are shipped.  Unallocated expenses include general corporate expenses, plus certain charges or credits not included in segment activity.

During 2016, 2015, and 2014, no single customer exceeded 10 percent of worldwide sales.

Net Sales by Major Product Line:

(In thousands)	2016	2015	2014

Tube and fittings	$1,072,242	$1,053,761	$1,143,164
Brass rod and forgings	371,237	436,456	556,985
OEM components, tube & assemblies	327,327	342,651	345,991
Valves and plumbing specialties	209,217	198,012	262,504
Other	75,599	69,122	55,583

	$2,055,622	$2,100,002	$2,364,227

Geographic Information:

(In thousands)	2016	2015	2014

Net sales:
United States	$1,400,893	$1,519,456	$1,752,548
United Kingdom	197,039	240,823	326,832
Canada	237,162	97,967	9,807
Asia	149,875	162,664	194,495
Mexico	70,653	79,092	80,545

	$2,055,622	$2,100,002	$2,364,227

INDEX

Geographic information (continued):

(In thousands)	2016	2015	2014

Long-lived assets:
United States	$223,099	$223,398	$203,522
United Kingdom	15,978	19,982	21,766
Canada	18,928	20,460	—
Asia	36,722	15,863	19,765
Mexico	504	521	857

	$295,231	$280,224	$245,910

Summarized segment information is as follows:

	For the Year Ended December 31, 2016
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,429,589	$521,060	$119,758	$(14,785)	$2,055,622

Cost of goods sold	1,228,949	420,905	89,927	(16,282)	1,723,499
Depreciation and amortization	22,421	8,162	2,437	2,113	35,133
Selling, general, and administrative expense	68,218	13,162	9,661	46,458	137,499
Impairment charges	6,115	663	—	—	6,778

Operating income	103,886	78,168	17,733	(47,074)	152,713

Interest expense					(7,387)
Other income, net					704

Income before income taxes					$146,030

	For the Year Ended December 26, 2015
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,436,689	$567,467	$110,727	$(14,881)	$2,100,002

Cost of goods sold	1,245,929	491,567	86,894	(14,688)	1,809,702
Depreciation and amortization	22,559	7,503	2,257	2,289	34,608
Selling, general, and administrative expense	66,903	10,955	9,117	43,383	130,358
Gain on sale of assets	(15,376)	—	—	—	(15,376)
Severance	3,442	—	—	—	3,442

Operating income	113,232	57,442	12,459	(45,865)	137,268

Interest expense					(7,667)
Other income, net					2,188

Income before income taxes					$131,789

INDEX

Segment information (continued):

	For the Year Ended December 27, 2014
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,622,921	$659,847	$99,336	$(17,877)	$2,364,227

Cost of goods sold	1,409,581	572,979	79,099	(17,940)	2,043,719
Depreciation and amortization	22,221	6,998	1,845	2,671	33,735
Selling, general, and administrative expense	71,524	7,660	7,363	45,193	131,740
Gain on sale of assets	(6,259)	—	—	—	(6,259)
Severance	7,296	—	—	—	7,296

Operating income	118,558	72,210	11,029	(47,801)	153,996

Interest expense					(5,740)
Other expense, net					(243)

Income before income taxes					$148,013

(In thousands)	2016	2015	2014

Expenditures for long-lived assets (including those resulting from business acquisitions):
Piping Systems	$56,286	$41,900	$30,727
Industrial Metals	3,302	16,603	7,965
Climate	2,045	12,373	2,183
General Corporate	55	136	401

	$61,688	$71,012	$41,276

Segment assets:
Piping Systems	$826,663	$811,343	$786,229
Industrial Metals	160,478	153,102	159,572
Climate	66,968	61,672	38,268
General Corporate	393,367	312,684	344,027

	$1,447,476	$1,338,801	$1,328,096

Note 4 – Inventories

(In thousands)	2016	2015

Raw materials and supplies	$57,387	$58,987
Work-in-process	42,227	25,161
Finished goods	149,288	161,410
Valuation reserves	(6,889)	(6,180)

Inventories	$242,013	$239,378

Inventories valued using the LIFO method totaled $14.4 million at December 31, 2016 and $27.6 million at December 26, 2015.  At December 31, 2016 and December 26, 2015, the approximate FIFO cost of such inventories was $76.6 million and $80.7 million, respectively.  Additionally, the Company values certain inventories purchased for resale on an average cost basis.  The value of those inventories was $43.8 million at December 31, 2016 and $48.8 million at December 26, 2015.

INDEX

During 2016, inventory quantities valued using the LIFO method declined, which resulted in liquidation of LIFO inventory layers.  This liquidation resulted primarily from intercompany sales; therefore $2.5 million of the $3.3 million loss related to the LIFO liquidation was deferred.  The deferred loss will increase cost of goods sold in the first quarter of 2017 when the inventory is sold to third parties.

At the end of 2016 and 2015, the FIFO value of inventory consigned to others was $2.5 million and $3.7 million, respectively.

Note 5 – Consolidated Financial Statement Details

Other Current Liabilities

Included in other current liabilities were accrued discounts and allowances of $40.4 million at December 31, 2016 and $46.6 million at December 26, 2015 and taxes payable of $4.6 million at December 31, 2016 and $10.3 million at December 26, 2015.

Other (Expense) Income, Net

(In thousands)	2016	2015	2014

Interest income	$1,185	$1,029	$573
Environmental expense, non-operating properties	(1,279)	(46)	(822)
Other	798	1,205	6

Other income (expense), net	$704	$2,188	$(243)

Note 6 – Derivative Instruments and Hedging Activities

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

At December 31, 2016, the Company held open futures contracts to purchase approximately $10.2 million of copper over the next 12 months related to fixed price sales orders.  The fair value of those futures contracts was a $0.8 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next twelve months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At December 31, 2016, this amount was approximately $0.3 million of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At December 31, 2016, the Company held open futures contracts to sell approximately $28.7 million of copper over the next three months related to copper inventory.  The fair value of those futures contracts was a $0.3 million net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

INDEX

Interest Rate Swap

On February 20, 2013, the Company entered into a two-year forward-starting interest rate swap agreement with an effective date of January 12, 2015, and an underlying notional amount of $200.0 million, pursuant to which the Company receives variable interest payments based on one-month LIBOR and pays fixed interest at a rate of 1.4 percent.  Based on the Company's current variable premium pricing on its revolving credit facility, the all-in fixed rate  is 2.49 percent.  The interest rate swap will mature on December 11, 2017, and is structured to offset the interest rate risk associated with the Company's floating-rate, LIBOR-based revolving credit facility.   The swap was designated and accounted for as a cash flow hedge at inception. During the fourth quarter of 2016 the Company discontinued hedge accounting prospectively.

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at the current market interest rate using observable benchmarks for LIBOR forward rates at the end of the period (level 2 within the fair value hierarchy).  Interest payable and receivable under the swap agreement is accrued and recorded as an adjustment to interest expense.  The fair value of the interest rate swap was a $0.8 million loss position recorded in other current liabilities at December 31, 2016, and there was $0.6 million of deferred net losses, net of tax, included in AOCI that are expected to be reclassified into interest expense over the term of the interest rate swap.

The Company presents its derivative assets and liabilities in the Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	2016	2015	Balance Sheet Location	2016	2015
Hedging instrument:
Commodity contracts - gains	Other current assets	$1,013	$60	Other current liabilities	$564	$238
Commodity contracts - losses	Other current assets	(148)	—	Other current liabilities	(920)	(1,864)
Interest rate swap	Other current assets	—		Other current liabilities	(787)	—
Interest rate swap	Other assets	—	—	Other liabilities	—	(1,692)

Total derivatives (1)		$865	$60		$(1,143)	$(3,318)

(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Consolidated Statements of Income:

(In thousands)	Location	2016	2015
Fair value hedges:
(Loss) gain on commodity contracts (qualifying)	Cost of goods sold	$(420)	$3,374
Gain (loss) on hedged item - Inventory	Cost of goods sold	382	(3,665)

Undesignated derivatives:
Gain on commodity contracts (nonqualifying)	Cost of goods sold	$4,068	$3,474

INDEX

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	Year Ended December 31, 2016
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$308	Cost of goods sold	$1,078
Interest rate swap	305	Interest expense	231
Other	(213)	Other	—
Total	$400	Total	$1,309

	Year Ended December 26, 2015
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(3,817)	Cost of goods sold	$3,310
Interest rate swap	(727)	Interest expense	238
Other	(60)	Other	—
Total	$(4,604)	Total	$3,548

The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts through December 31, 2016 was not material to the Consolidated Statements of Income.

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At December 31, 2016 and December 26, 2015, the Company had recorded restricted cash in other current assets of $1.4 million and $2.6 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Note 7 – Property, Plant, and Equipment, Net

(In thousands)	2016	2015

Land and land improvements	$19,928	$13,046
Buildings	144,914	128,322
Machinery and equipment	607,344	597,209
Construction in progress	30,344	47,746

	802,530	786,323
Less accumulated depreciation	(507,299)	(506,099)

Property, plant, and equipment, net	$295,231	$280,224

During the fourth quarter of 2016, the Company acquired the land, building, and manufacturing equipment of an idled copper tube mill in Cedar City, Utah.

INDEX

Note 8 – Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Goodwill	$141,132	$8,853	$2,329	$152,314
Accumulated impairment charges	(40,552)	(8,853)	—	(49,405)

Balance at December 27, 2014:	100,580	—	2,329	102,909

Additions	19,087	1	2,087	21,175
Disposition	(2,418)	—	—	(2,418)
Currency translation	(1,414)	—	—	(1,414)

Balance at December 26, 2015:	115,835	1	4,416	120,252

Additions (1)	4,601	—	—	4,601
Currency translation	(860)	—	—	(860)

Balance at December 31, 2016:
Goodwill	160,128	8,854	4,416	173,398
Accumulated impairment charges	(40,552)	(8,853)	—	(49,405)

Goodwill, net	$119,576	$1	$4,416	$123,993

(1) Includes finalization of the purchase price allocation adjustment for Great Lakes of $4.1 million
Reporting units with recorded goodwill include DPS, Great Lakes, European Operations, Turbotec, Sherwood, and Jungwoo-Mueller.  Several factors give rise to goodwill in the Company's acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired businesses.  There were no impairment charges resulting from the 2016, 2015, or 2014 annual impairment tests as the estimated fair value of each of the reporting units exceeded its carrying value.

Other Intangible Assets

The carrying amount of intangible assets at December 31, 2016 was as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$29,833	$(2,845)	$26,988
Non-compete agreements	5,926	(4,063)	1,863
Patents and technology	5,922	(1,179)	4,743
Trade names and licenses	4,087	(1,032)	3,055
Other	213	(694)	(481)

Other intangible assets	$45,981	$(9,813)	$36,168

INDEX

The carrying amount of intangible assets at December 26, 2015 was as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$30,882	$(1,488)	$29,394
Non-compete agreements	6,534	(2,838)	3,696
Patents and technology	9,798	(5,323)	4,475
Trade names and licenses	4,160	(574)	3,586
Other	213	(728)	(515)

Other intangible assets	$51,587	$(10,951)	$40,636

Amortization expense for intangible assets was $4.3 million in 2016, $4.1 million in 2015, and $3.5 million in 2014.  Future amortization expense is estimated as follows:

(In thousands)	Amount

2017	$2,996
2018	2,735
2019	2,655
2020	2,458
2021	2,272
Thereafter	23,052

Expected amortization expense	$36,168

Note 9 – Investment in Unconsolidated Affiliates

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

The following tables present summarized financial information derived from the Company's equity method investees' combined consolidated financial statements, which are prepared in accordance with U.S. GAAP.  The income statement data is reflective of the period since the acquisition of the investees.

(In thousands)	2016	2015

Balance sheet data:
Current assets	$244,323	$251,389
Noncurrent assets	130,400	112,156
Current liabilities	148,806	178,784
Noncurrent liabilities	71,681	63,643

Income statement data:
Net sales	$579,400	$—
Gross profit	79,600	—
Net income	3,720	—

INDEX

Included in the equity method investees' net income for the twelve months ended September 30, 2016 is a gain of $17.1 million that resulted from the allocation of the purchase price, which was finalized during the quarter ended December 31, 2015.  That gain was offset by restructuring and impairment charges of $5.3 million and net losses of $8.1 million.

Note 10 – New Markets Tax Credit Transaction

On October 18, 2016, the Company entered into a financing transaction with Wells Fargo Community Investment Holdings, LLC (Wells Fargo) related to an equipment modernization project at the Company's copper tube and line sets production facilities in Fulton, MS.  Wells Fargo made a capital contribution and the Company made a loan to MCTC Investment Fund, LLC (Investment Fund) under a qualified New Markets Tax Credit (NMTC) program.  The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (Act) and is intended to induce capital investment in qualified lower income communities.  The Act permits taxpayers to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of community development entities (CDEs).  CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

In connection with the financing, the Company loaned $13.7 million aggregate principal amount of a 1.0% loan (Leverage Loan) due October 17, 2041, to the Investment Fund.  Additionally, Wells Fargo contributed $6.6 million to the Investment Fund, and as such, Wells Fargo is entitled to substantially all of the benefits derived from the NMTCs.  The Investment Fund then contributed the proceeds to certain CDEs, which, in turn, loaned the funds on similar terms as the Leverage Loan to Mueller Copper Tube Company, Inc. (MCTC) an indirect, wholly-owned subsidiary of the Company.  The proceeds of the loans from the CDEs, including loans representing the capital contribution made by Wells Fargo, net of syndication fees, are restricted for use on the modernization project.  At December 31, 2016, after qualifying capital expenditures, MCTC held restricted cash of $6.6 million, which is included in other current assets in the accompanying Consolidated Balance Sheets.

The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  The Company is required to comply with various regulations and contractual provisions that apply to the NMTC arrangement.  Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, require the Company to indemnify Wells Fargo for any loss or recapture of NMTCs related to the financing until such time as the Company's obligation to deliver tax benefits is relieved.  The Company does not anticipate any credit recaptures will be required in connection with this arrangement.  This transaction also includes a put/call provision whereby the Company may be obligated or entitled to repurchase Wells Fargo's interest in the Investment Fund.  The Company believes that Wells Fargo will exercise the put option in October 2023, at the end of the recapture period.  The value attributed to the put/call is negligible.

The Company has determined that the financing arrangement with the Investment Fund and CDEs is a variable interest entity (VIE), and that it is the primary beneficiary of the VIE.  This conclusion was reached based on the following:

•
The ongoing activities of the VIE, collecting and remitting interest and fees, and NMTC compliance were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the VIE;

•	Contractual arrangements obligate the Company to comply with NMTC rules and regulations and provide various other guarantees to the Investment Fund and CDEs;
•	Wells Fargo lacks a material interest in the underling economics of the project; and
•	The Company is obligated to absorb losses of the VIE.

Because the Company is the primary beneficiary of the VIE, it has been included in the Company's Consolidated Financial Statements.  Wells Fargo's contribution of $6.6 million was initially recorded as restricted cash and its interest in the Investment Fund is included in other liabilities.

INDEX

Note 11 – Debt

(In thousands)	2016	2015

Revolving Credit Facility with interest at 2.49%, due 2021	$200,000	$—
Term Loan Facility, due 2017	—	200,000
Mueller-Xingrong credit facility with interest at 4.35%, due 2017	3,048	5,275
Jungwoo-Mueller credit facility with interest at 2.82%, due 2017	4,724	—
Jungwoo-Mueller credit facility with interest at 3.28%, due 2018	7,990	—
2001 Series IRB's with interest at 1.23%, due through 2021	4,250	5,250
Debt Issuance Costs	(957)	—
Other	8,309	5,485

	227,364	216,010
Less current portion of debt	(13,655)	(11,760)

Long-term debt	$213,709	$204,250

On December 6, 2016, the Company entered into a credit agreement (Credit Agreement) providing for an unsecured $350.0 million revolving credit facility (Revolving Credit Facility) which matures on December 6, 2021.  The Company used the borrowings under the Revolving Credit Facility to replace the amounts previously advanced under the Term Loan Facility, the Company's previous credit facility.  Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at LIBOR or Base Rate as defined by the Credit Agreement, plus a variable premium.  LIBOR advances may be based upon the one, three, or six-month LIBOR.  The variable premium is based upon the Company's debt to total capitalization ratio, and can range from 112.5 to 162.5 basis points for LIBOR based loans and 12.5 to 62.5 basis points for Base Rate loans.  At December 31, 2016, the premium was 115.0 basis points for LIBOR loans and 15.0 basis points for Base Rate loans.  Additionally, a commitment fee is payable quarterly on the total commitment less any outstanding loans or issued letters of credit, and varies from 15.0 to 30.0 basis points based upon the Company's debt to total capitalization ratio.  Availability of funds under the Revolving Credit Facility is reduced by the amount of certain outstanding letters of credit, which are used to secure the Company's payment of insurance deductibles and certain retiree health benefits, totaling approximately $7.0 million at December 31, 2016.  Terms of the letters of credit are generally renewable annually.

On March 23, 2016, Mueller-Xingrong entered into a secured revolving credit agreement with a total borrowing capacity of RMB 150 million (or approximately $21.7 million).  In addition, Mueller-Xingrong occasionally finances working capital through various accounts receivable and bank draft discount arrangements.  Borrowings are secured by the real property and equipment and bank draft receivables of Mueller-Xingrong and bear interest at the latest base-lending rate published by the People's Bank of China.

Jungwoo-Mueller has several secured revolving credit arrangements with a total borrowing capacity of KRW 35.7 billion (or approximately $30.3 million).  Borrowings are secured by the real property and equipment of Jungwoo-Mueller.

Covenants contained in the Company's financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  At December 31, 2016, the Company was in compliance with all debt covenants.

INDEX

Aggregate annual maturities of the Company's debt are as follows:

(In thousands)	Amount

2017	$13,655
2018	9,212
2019	1,222
2020	1,222
2021	200,472
Thereafter	2,538

Long-term debt	$228,321

Net interest expense consisted of the following:

(In thousands)	2016	2015	2014

Interest expense	$7,749	$8,335	$6,393
Capitalized interest	(362)	(668)	(653)

	$7,387	$7,667	$5,740

Interest paid in 2016, 2015, and 2014 was $7.1 million, $8.1 million, and $5.7 million, respectively.

INDEX

Note 12 – Benefit Plans

Pension and Other Postretirement Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain employees.  The following tables provide a reconciliation of the changes in the plans' benefit obligations and the fair value of the plans' assets for 2016 and 2015, and a statement of the plans' aggregate funded status:

	Pension Benefits		Other Benefits
(In thousands)	2016	2015	2016	2015
Change in benefit obligation:
Obligation at beginning of year	$192,761	$207,738	$15,843	$19,307
Service cost	532	803	232	363
Interest cost	7,553	8,032	594	1,005
Actuarial loss (gain)	9,399	(9,163)	(249)	270
Plan amendments	—	—	43	(9,094)
Business acquisitions	—	—	—	5,655
Benefit payments	(17,572)	(10,795)	(1,023)	(1,037)
Foreign currency translation adjustment	(13,937)	(3,854)	(166)	(626)

Obligation at end of year	178,736	192,761	15,274	15,843

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	176,077	190,016	—	—
Actual return on plan assets	19,319	(1,682)	—	—
Employer contributions	2,377	1,513	1,023	1,037
Benefit payments	(17,572)	(10,795)	(1,023)	(1,037)
Foreign currency translation adjustment	(11,061)	(2,975)	—	—

Fair value of plan assets at end of year	169,140	176,077	—	—

Underfunded status at end of year	$(9,596)	$(16,684)	$(15,274)	$(15,843)

During 2016, the Company offered a lump sum window to certain inactive participants in one of its pension plans, resulting in incremental benefit payments of $7.0 million and a settlement charge of $1.2 million.

During 2015, the Company amended one of its postretirement benefit plans to remove certain benefits, resulting in a $9.1 million reduction in the obligation.

The following represents amounts recognized in AOCI (before the effect of income taxes):

	Pension Benefits		Other Benefits
(In thousands)	2016	2015	2016	2015

Unrecognized net actuarial loss	$39,986	$48,681	$614	$767
Unrecognized prior service credit	—	—	(8,180)	(9,087)

The Company sponsors one pension plan in the U.K. which comprised 42 and 41 percent of the above benefit obligation at December 31, 2016 and December 26, 2015, respectively, and 36 and 35 percent of the above plan assets at December 31, 2016 and December 26, 2015, respectively.

As of December 31, 2016, $2.2 million of the actuarial net loss and $0.9 million of the prior service credit will, through amortization, be recognized as components of net periodic benefit cost in 2017.

The aggregate status of all overfunded plans is recognized as an asset and the aggregate status of all underfunded plans is recognized as a liability in the Consolidated Balance Sheets.  The amounts recognized as a liability are classified as current or long-term on a plan-by-plan basis.  Liabilities are classified as current to the extent the actuarial present value of benefits payable within the next 12 months exceeds the fair value of plan assets, with all remaining amounts classified as long-term.

INDEX

As of December 31, 2016 and December 26, 2015, the total funded status of the plans recognized in the Consolidated Balance Sheets was as follows:

	Pension Benefits		Other Benefits
(In thousands)	2016	2015	2016	2015

Long-term asset	$4,442	$765	$—	$—
Current liability	—	—	(1,128)	(1,221)
Long-term liability	(14,038)	(17,449)	(14,146)	(14,622)

Total underfunded status	$(9,596)	$(16,684)	$(15,274)	$(15,843)

The components of net periodic benefit cost are as follows:

(In thousands)	2016	2015	2014
Pension benefits:
Service cost	$532	$803	$973
Interest cost	7,553	8,032	8,590
Expected return on plan assets	(9,615)	(10,289)	(13,669)
Amortization of prior service cost	—	—	1
Amortization of net loss	2,898	2,710	752
Settlement charge	1,214	—	—

Net periodic benefit cost (income)	$2,582	$1,256	$(3,353)

Other benefits:
Service cost	$232	$363	$348
Interest cost	594	1,005	685
Amortization of prior service (credit) cost	(896)	6	6
Amortization of net gain	(60)	(28)	(218)

Net periodic benefit (income) cost	$(130)	$1,346	$821

The weighted average assumptions used in the measurement of the Company's benefit obligations are as follows:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015

Discount rate	3.61%	4.02%	4.21%	4.25%
Expected long-term return on plan assets	5.56%	5.59%	N/A	N/A
Rate of compensation increases	N/A	N/A	5.00%	5.00%
Rate of inflation	3.30%	3.20%	N/A	N/A

INDEX

The weighted average assumptions used in the measurement of the Company's net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014

Discount rate	4.02%	4.03%	4.82%	4.25%	4.33%	4.89%
Expected long-term return on plan assets	5.59%	5.58%	7.40%	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A	5.00%	5.00%	5.50%
Rate of inflation	3.20%	3.10%	3.40%	N/A	N/A	N/A

The Company's Mexican postretirement plans use the rate of compensation increase in the benefit formulas.  Past service in the U.K. pension plan will be adjusted for the effects of inflation.  All other pension and postretirement plans use benefit formulas based on length of service.

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to range from 6.8 to 8.3 percent for 2017, gradually decrease to 3.0 percent through 2036, and remain at that level thereafter.  The health care cost trend rate assumption does not have a significant effect on the amounts reported.

Pension Assets

The weighted average asset allocation of the Company's pension fund assets are as follows:

	Pension Plan Assets
Asset category	2016	2015

Equity securities (includes equity mutual funds)	47%	51%
Fixed income securities (includes fixed income mutual funds)	48	37
Cash and equivalents (includes money market funds)	3	9
Alternative investments	2	3

Total	100%	100%

At December 31, 2016, the long-term target allocation, by asset category, of assets of the Company's defined benefit pension plans was: (i) fixed income securities – at least 60 percent; (ii) equity securities, including equity index funds – not more than 30 percent; and (iii) alternative investments – not more than 5 percent.

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

The estimated rates of return on plan assets are the expected future long-term rates of earnings on plan assets and are forward-looking assumptions that materially affect pension cost.  Establishing the expected future rates of return on pension assets is a judgmental matter.  The Company reviews the expected long-term rates of return on an annual basis and revises as appropriate.  The expected long-term rate of return on plan assets was 5.56 percent for 2016 and 5.59 percent in 2015.

The Company's investments for its pension plans are reported at fair value.  The following methods and assumptions were used to estimate the fair value of the Company's plan asset investments:

Cash and money market funds – Valued at cost, which approximates fair value.

Common stock – Valued at the closing price reported on the active market on which the individual securities are traded.

INDEX

Mutual funds – Valued at the net asset value of shares held by the plans at December 31, 2016 and December 26, 2015, respectively, based upon quoted market prices.

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

The following table sets forth by level, within the fair value hierarchy, the assets of the plans at fair value:

	Fair Value Measurements at December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$4,245	$—	$—	$4,245
Common stock (1)	18,601	—	—	18,601
Mutual funds (2)	5,572	136,027	—	141,599
Limited partnerships	—	—	4,695	4,695

Total	$28,418	$136,027	$4,695	$169,140

	Fair Value Measurements at December 26, 2015
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$16,632	$—	$—	$16,632
Common stock (3)	25,229	—	—	25,229
Mutual funds (4)	9,666	119,960	—	129,626
Limited partnerships	—	—	4,590	4,590

Total	$51,527	$119,960	$4,590	$176,077

(1)
Approximately 90 percent of common stock represents investments in U.S. companies primarily in the health care, utilities, financials, consumer staples, industrials, and information technology sectors.  All investments in common stock are listed on U.S. stock exchanges.

(2)
Approximately 68 percent of mutual funds are actively managed funds and approximately 32 percent of mutual funds are index funds.  Additionally, five percent of the mutual funds' assets are invested in U.S. equities, 38 percent in non-U.S. equities, 54 percent in U.S. fixed income securities, and three percent in non-U.S. fixed income securities.

(3)
Approximately 89 percent of common stock represents investments in U.S. companies primarily in the health care, utilities, financials, consumer staples, industrials, and information technology sectors.  All investments in common stock are listed on U.S. stock exchanges.

(4)
Approximately 67 percent of mutual funds are actively managed funds and approximately 33 percent of mutual funds are index funds.  Additionally, 12 percent of the mutual funds' assets are invested in U.S. equities, 38 percent in non-U.S. equities, 46 percent in U.S. fixed income securities, and 4 percent in non-U.S. fixed income securities.

INDEX

The table below reflects the changes in the assets of the plan measured at fair value on a recurring basis using significant unobservable inputs (level 3 of fair value hierarchy) during the year ended December 31, 2016:

(In thousands)	Limited Partnerships

Balance, December 26, 2015	$4,590
Redemptions	(196)
Subscriptions	196
Net appreciation in fair value	105

Balance, December 31, 2016	$4,695

Contributions and Benefit Payments

The Company expects to contribute approximately $0.9 million to its pension plans and $1.2 million to its other postretirement benefit plans in 2017.  The Company expects future benefits to be paid from the plans as follows:

(In thousands)	Pension Benefits	Other Benefits

2017	$10,496	$1,179
2018	10,491	1,100
2019	10,496	1,052
2020	10,431	1,294
2021	10,388	1,102
2022-2026	51,211	5,902

Total	$103,513	$11,629

Multiemployer Plan

The Company contributes to the IAM National Pension Fund, National Pension Plan (IAM Plan), a multiemployer defined benefit plan.  Participation in the IAM Plan was negotiated under the terms of two collective bargaining agreements in Port Huron, Michigan, the Local 218 IAM and Local 44 UAW that expire on May 5, 2019 and July 21, 2019, respectively.  The Employer Identification Number for this plan is 51-6031295.

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

The Company makes contributions to the IAM Plan trusts that cover certain union employees; contributions by employees are not permitted.  Contributions to the IAM Plan were $1.1 million in 2016, $1.1 million in 2015, and $1.0 million in 2014.  The Company's contributions are less than five percent of total employer contributions made to the IAM Plan indicated in the most recently filed Form 5500.

Under the Pension Protection Act of 2006, the IAM Plan's actuary must certify the plan's zone status annually.  Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  If a plan is determined to be in endangered status, red zone or yellow zone, the plan's trustees must develop a formal plan of corrective action, a Financial Improvement Plan and/or a Rehabilitation Plan.  For 2016 and 2015 the IAM Plan was determined to have green zone status; therefore, no formal plan of corrective action is either pending or has been implemented.

INDEX

401(k) Plans

The Company sponsors voluntary employee savings plans that qualify under Section 401(k) of the Internal Revenue Code of 1986.  Compensation expense for the Company's matching contribution to the 401(k) plans was $5.2 million in 2016, $4.2 million in 2015, and $4.1 million in 2014.  The Company match is a cash contribution.  Participants direct the investment of their account balances by allocating among a range of asset classes including mutual funds (equity, fixed income, and balanced funds) and money market funds.  The plans do not allow direct investment in securities issued by the Company.

UMWA Benefit Plans

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (1992 Act) was enacted.  The 1992 Act mandates a method of providing for postretirement benefits to the United Mine Workers of America (UMWA) current and retired employees, including some retirees who were never employed by the Company.  In October 1993, beneficiaries were assigned to the Company and the Company began its mandated contributions to the UMWA Combined Benefit Fund, a multiemployer trust.  Beginning in 1994, the Company was required to make contributions for assigned beneficiaries under an additional multiemployer trust created by the Act, the UMWA 1992 Benefit Plan.  The ultimate amount of the Company's liability under the Act will vary due to factors which include, among other things, the validity, interpretation, and regulation of the Act, its joint and several obligation, the number of valid beneficiaries assigned, and the extent to which funding for this obligation will be satisfied by transfers of excess assets from the 1950 UMWA pension plan and transfers from the Abandoned Mine Reclamation Fund.  Contributions to the plan were $197 thousand, $214 thousand, and $249 thousand for the years ended 2016, 2015, and 2014, respectively.

Note 13 – Commitments and Contingencies

Environmental

The Company is subject to federal, state, local, and foreign environmental laws and regulations.  For all properties, the Company has provided and charged to expense $0.9 million in 2016, $0.1 million in 2015, and $1.2 million in 2014 for pending environmental matters.  Environmental reserves totaled $21.9 million at December 31, 2016 and $21.7 million at December 26, 2015.  As of December 31, 2016, the Company expects to spend $0.7 million in 2017, $0.6 million in 2018, $0.6 million in 2019, $0.7 million in 2020, $0.7 million in 2021, and $18.6 million thereafter for ongoing projects.

Non-operating Properties

Southeast Kansas Sites

The Kansas Department of Health and Environment (KDHE) has contacted the Company regarding environmental contamination at three former smelter sites in Kansas (Altoona, East La Harpe, and Lanyon).  The Company is not a successor to the companies that operated these smelter sites, but is exploring possible settlement with KDHE and other potentially responsible parties (PRP) in order to avoid litigation.  Another PRP conducted a site investigation of the Altoona site under a consent decree with KDHE and submitted a removal site evaluation report recommending a remedy.  The remedial design plan, which covers both on-site and certain off-site cleanup costs, was approved by the KDHE in 2016.  At the East La Harpe site, the Company and two other PRPs conducted a site study evaluation under KDHE supervision and prepared a site cleanup plan approved by KDHE.  In 2016, the corporate parent of a third party that the Company understands may owe indemnification obligations to one of the other PRPs in connection with the East La Harpe site filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  KDHE has extended the deadline for the PRPs to develop a repository design plan to allow for wetlands permitting to take place.  With respect to the Lanyon Site, in 2016, the Company received a general notice letter from the United States Environmental Protection Agency (EPA) asserting that the Company is a PRP, which the Company has denied.  The Company's reserve for its proportionate share of the remediation costs associated with the Southeast Kansas sites is $5.6 million.

INDEX

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980s, of implementing various remedial measures, including sealing mine portals with concrete plugs in portals which were discharging water.  The sealing program achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 QCB Order, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC's time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage, and again extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC's discharge permit and will concurrently issue a new order.  It is expected that the new ten-year permit will include an order requiring continued implementation of BMP through 2025 to address residual discharges of acid rock drainage.  At this site, MRRC spent approximately $1.2 million from 2014 through 2016 for remediation, and currently estimates that it will spend between approximately $13.2 million and $20.9 million over the next 30 years.

Lead Refinery Site

U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of MRRC, has conducted corrective action and interim remedial activities (collectively, Site Activities) at Lead Refinery's East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act since December 1996.  Although the Site Activities have been substantially concluded, Lead Refinery is required to perform monitoring and maintenance-related activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management effective as of March 2, 2013.  Lead Refinery spent approximately $0.5 million from 2014 through 2016 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are estimated at between $2.1 million and $4.7 million over the next 20 years.

On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the U.S. Environmental Protection Agency (EPA) added the Lead Refinery site and surrounding properties to the National Priorities List (NPL).  On July 17, 2009, Lead Refinery received a written notice from the EPA indicating that it may be a PRP under CERCLA due to the release or threat of release of hazardous substances including lead into properties surrounding the Lead Refinery site.  The EPA identified two other PRPs in connection with that matter.  In November 2012, the EPA adopted a remedy for the surrounding properties and in September 2014, the EPA announced that it had entered into a settlement with the two other PRPs whereby they will pay approximately $26.0 million to fund the cleanup of approximately 300 properties surrounding the Lead Refinery site and perform certain remedial action tasks.

On November 8, 2016, the Company, its subsidiary Arava Natural Resources Company, Inc. (Arava), and Arava's subsidiary MRRC each received general notice letters from EPA asserting that they may be PRPs in connection with the Lead Refinery NPL site.  The Company, Arava, and MRRC have denied liability for any remedial action and response costs associated with the Lead Refinery NPL site.  At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to any remedial action related to the Lead Refinery NPL site.

Operating Properties

Mueller Copper Tube Products, Inc.

In 1999, Mueller Copper Tube Products, Inc. (MCTP), a wholly owned subsidiary, commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant to remove trichloroethylene, a cleaning solvent formerly used by MCTP.  On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation Report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater from the Arkansas Department of Environmental Quality (ADEQ).  The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.  Effective November 17, 2008, MCTP entered into a Settlement Agreement and Administrative Order by Consent to submit a Supplemental Investigation Work Plan (SIWP) and subsequent Final Remediation Work Plan (RWP) for the site.  By letter dated January 20, 2010, ADEQ approved the SIWP as submitted, with changes acceptable to the Company.  On December 16, 2011, MCTP entered into an amended Administrative Order by Consent to prepare and implement a revised RWP regarding final remediation for the Site.  The remediation system was activated in February 2014.  Costs to implement the work plans, including associated general and administrative costs, are estimated to approximate $0.9 million to $1.4 million over the next nine years.

INDEX

United States Department of Commerce Antidumping Review

On December 24, 2008, the Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2007  through October 31, 2008 period of review.  The DOC selected Mueller Comercial as a respondent in the review.  On April 19, 2010, the DOC published the final results of the review and assigned Mueller Comercial an antidumping duty rate of 48.33 percent.  On May 25, 2010, the Company appealed the final results to the U.S. Court of International Trade (CIT).  On December 16, 2011, the CIT issued a decision remanding the Department's final results.  While the matter was still pending, the Company and the United States reached an agreement to settle the appeal.  Subject to the conditions of the agreement, the Company anticipated that certain of its subsidiaries will incur antidumping duties on subject imports made during the period of review and, as such, established a reserve for this matter.  After the lapse of the statutory period of time during which U.S. Customs and Border Protection (CBP) was required, but failed, to liquidate the entries at the settled rate, the Company released the reserve.  Between October 30, 2015 and November 27, 2015, CBP sent a series of invoices to Southland Pipe Nipples Co., Inc. (Southland), requesting payment of approximately $3.0 million in duties and interest in connection with 795 import entries made during the November 1, 2007 through October 31, 2008 period.  On January 26, 2016 and January 27, 2016, Southland filed protests with CBP in connection with these invoices, noting that CBP's asserted claims were not made in accordance with applicable law, including statutory provisions governing deemed liquidation. The Company believes in the merits of the legal objections raised in Southland's protests, and CBP's response to Southland's protests is currently pending. Given the procedural posture of and issued raised by this legal dispute, the Company cannot estimate the amount of potential duty liability, if any, that may result from CBP's asserted claims.

Equal Employment Opportunity Commission Matter

On October 5, 2016, the Company received a demand letter from the Los Angeles District Office of the United States Equal Employment Opportunity Commission (EEOC).  The EEOC alleges that between May 2011 and April 2015, various Company employees were terminated in violation of the Americans with Disabilities Act (ADA), and that certain of the Company's employee leave and attendance policies were discriminatory in nature.  On that basis, the EEOC's letter includes a demand for monetary relief on behalf an identified class of 20 individuals, and an unidentified class of 150 individuals, in addition to injunctive relief.

The Company believes the EEOC's allegations are without merit.  Notwithstanding the Company's position, in consultation with its liability insurers, the Company has entered into a conciliation process with the EEOC for purposes of resolving the claims and avoiding litigation.  In connection with that conciliation effort, the Company has communicated to the EEOC a monetary settlement proposal within its applicable insurance limits.  The conciliation process is ongoing.  Due to the procedural stage of this matter, the Company is unable to determine the likelihood of a material adverse outcome in this matter, or the amount or range of a potential loss in excess of any available insurance coverage.

Leases

The Company leases certain facilities, vehicles, and equipment under operating leases expiring on various dates through 2028.  The lease payments under these agreements aggregate to approximately $7.4 million in 2017, $5.7 million in 2018, $3.3 million in 2019, $2.7 million in 2020, $2.5 million in 2021, and $9.5 million thereafter.  Total lease expense amounted to $11.6 million in 2016, $9.7 million in 2015, and $9.8 million in 2014.

Other

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

INDEX

Note 14 – Income Taxes

The components of income before income taxes were taxed under the following jurisdictions:

(In thousands)	2016	2015	2014

Domestic	$103,576	$121,614	$135,445
Foreign	42,454	10,175	12,568

Income before income taxes	$146,030	$131,789	$148,013

Income tax expense consists of the following:

(In thousands)	2016	2015	2014

Current tax expense:
Federal	$32,262	$50,272	$45,723
Foreign	5,667	4,042	2,346
State and local	3,210	4,886	3,905

Current tax expense	41,139	59,200	51,974

Deferred tax expense (benefit):
Federal	2,004	(13,739)	(2,469)
Foreign	5,099	(1,180)	890
State and local	(105)	(899)	(4,916)

Deferred tax (benefit) expense	6,998	(15,818)	(6,495)

Income tax expense	$48,137	$43,382	$45,479

No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.  It is not practicable to compute the potential deferred tax liability associated with these undistributed foreign earnings.  The Company has approximately $118.8 million of undistributed foreign earnings for which it has not recorded deferred tax liabilities.

The difference between the reported income tax expense and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes is reconciled as follows:

(In thousands)	2016	2015	2014

Expected income tax expense	$51,110	$46,126	$51,805
State and local income tax, net of federal benefit	1,982	2,673	3,355
Effect of foreign statutory rate different from U.S. and other foreign adjustments	(4,092)	(654)	(1,094)
Valuation allowance changes	—	—	(5,732)
U.S. production activities deduction	(3,063)	(3,500)	(4,025)
Goodwill disposition	—	646	—
Investment in unconsolidated affiliates	1,030	—	—
Permanent adjustment to deferred tax liabilities	—	(4,218)	—
Other, net	1,170	2,309	1,170

Income tax expense	$48,137	$43,382	$45,479

INDEX

During 2015, the Company had an adjustment to a deferred tax liability of $4.2 million, or seven cents per diluted share, resulting from the acquisition of a foreign subsidiary.

During 2014, the Company released a valuation allowance of $5.7 million, or 10 cents per diluted share, related to certain state income tax credits.  As a result of legislative changes enacted in 2014, the Company expects to be able to use such credits within the foreseeable future.

The Company includes interest and penalties related to income tax matters as a component of income tax expense.  The income tax expense related to penalties and interest was immaterial in 2016, 2015, and 2014.

The Internal Revenue Service completed its audit of the Company's 2013 tax return in 2016 and completed its audit of the Company's 2012 tax return during 2014, the results of which were immaterial to the Consolidated Financial Statements.  The Company is currently under audit in various other jurisdictions.

The statute of limitations is still open for the Company's federal tax return and most state income tax returns for 2013 and all subsequent years.  The statutes of limitations for certain state and foreign returns are also open for some earlier tax years due to differing statute periods.  While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In thousands)	2016	2015

Deferred tax assets:
Inventories	$15,483	$14,802
Other postretirement benefits and accrued items	13,180	15,294
Pension	-	2,349
Other reserves	9,821	9,823
Federal and foreign tax attributes	5,813	7,403
State tax attributes, net of federal benefit	22,572	21,716
Share-based compensation	2,416	3,397
Basis difference in unconsolidated affiliates	211	—

Total deferred tax assets	69,496	74,784
Less valuation allowance	(18,681)	(17,650)

Deferred tax assets, net of valuation allowance	50,815	57,134

Deferred tax liabilities:
Property, plant, and equipment	52,319	43,592
Pension	4,633	—
Other	—	1,546

Total deferred tax liabilities	56,952	45,138

Net deferred tax (liability) asset	$(6,137)	$11,996

As of December 31, 2016, after consideration of the federal impact, the Company had state income tax credit carryforwards of $3.2 million, all of which expire by 2019, and other state income tax credit carryforwards of $10.2 million with unlimited lives.  The Company had state net operating loss (NOL) carryforwards with potential tax benefits of $9.3 million expiring between 2018 and 2031.  The state tax credit and NOL carryforwards are offset by valuation allowances totaling $12.5 million.

As of December 31, 2016, the Company had foreign tax attributes with potential tax benefits of $5.6 million which have an unlimited life.  These attributes were offset by valuation allowances of $4.9 million.

Income taxes paid were approximately $40.1 million in 2016, $49.9 million in 2015, and $47.3 million in 2014.

INDEX

Note 15 – Equity

The Company's Board of Directors has extended, until October 2017, its authorization to repurchase up to 20 million shares of the Company's common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 31, 2016, the Company has repurchased approximately 4.7 million shares under this authorization.

Note 16 – Stock-Based Compensation

The Company has in effect stock incentive plans under which stock-based awards have been granted to certain employees and members of its Board of Directors.  Under these existing plans, the Company may grant options to purchase shares of common stock at prices not less than the fair market value of the stock on the date of grant, as well as restricted stock awards.  Generally, the awards vest within five years from the date of grant.  Any unexercised options expire after not more than ten years.

During the years ended December 31, 2016, December 26, 2015, and December 27, 2014, the Company recognized stock-based compensation, as a component of selling, general, and administrative expense, in its Consolidated Statements of Income of $6.4 million, $6.2 million, and $6.3 million, respectively.

Stock Options
The fair value of each option is estimated as a single award and amortized into compensation expense on a straight-line or accrual basis over its vesting period based on its vesting schedule.  The weighted average grant-date fair value of options granted during 2016, 2015, and 2014 was $7.87, $7.58, and $9.00, respectively.

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

	2016	2015	2014

Expected term	6.7 years	5.5 years	5.6 years
Expected price volatility	25.6%	26.2%	34.3%
Risk-free interest rate	1.6%	1.7%	1.7%
Dividend yield	1.0%	0.9%	1.0%

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

The total intrinsic value of options exercised was $2.5 million, $3.1 million, and $3.5 million in 2016, 2015, and 2014, respectively.  The total fair value of options that vested was $0.3 million, $0.8 million, and $1.0 million in 2016, 2015, and 2014, respectively.

At December 31, 2016, the aggregate intrinsic value of all outstanding options was $19.5 million with a weighted average remaining contractual term of 5.0 years.  Of the outstanding options, 655 thousand are currently exercisable with an aggregate intrinsic value of $15.8 million, a weighted average exercise price of $16.02, and a weighted average remaining contractual term of 3.2 years.

The total compensation expense not yet recognized related to unvested options at December 31, 2016 was $1.4 million with an average expense recognition period of 2.3 years.

Restricted Stock Awards

The fair value of each restricted stock award equals the fair value of the Company's stock on the grant date and is amortized into compensation expense on a straight-line or accrual basis over its vesting period based on its vesting schedule.  The weighted average grant-date fair value of awards granted during 2016, 2015, and 2014 was $34.04, $32.54, and $28.80, respectively.

The aggregate intrinsic value of outstanding and unvested awards was $28.4 million at December 31, 2016.  Total compensation expense for restricted stock awards not yet recognized was $15.9 million with an average expense recognition period of 3.4 years.  The total fair value of awards that vested was $4.7 million, $4.8 million, and $4.2 million in 2016, 2015, and 2014, respectively.

The Company generally issues treasury shares when options are exercised or restricted stock awards are granted.  A summary of the activity and related information follows:

	Stock Options		Restricted Stock Awards
(Shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 26, 2015	1,198	$20.59	705	$28.08
Granted	24	30.86	265	34.04
Exercised	(178)	17.61	(188)	25.23
Forfeited	(10)	30.79	(73)	28.53

Outstanding at December 31, 2016	1,034	21.24	709	31.02

Approximately 1.0 million shares were available for future stock incentive awards at December 31, 2016.

INDEX

Note 17 – Accumulated Other Comprehensive Income (Loss)

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

The following table provides changes in AOCI by component, net of taxes and noncontrolling interest (amounts in parentheses indicate debits to AOCI):

(In thousands)	Cumulative Translation Adjustment	Unrealized (Losses)/ Gains on Derivatives	Minimum Pension/ OPEB Liability Adjustment	Unrealized Gains on Equity Investments	Attributable to Unconsolidated Affiliates	Total

Balance at December 27, 2014	$(7,076)	$(953)	$(35,164)	$270	$—	$(42,923)

Other comprehensive income (loss) before reclassifications	(17,697)	(4,604)	4,766	(49)	—	(17,584)
Amounts reclassified from AOCI	—	3,548	1,969	—	—	5,517

Balance at December 26, 2015	(24,773)	(2,009)	(28,429)	221	—	(54,990)

Other comprehensive income (loss) before reclassifications	(25,192)	400	3,962	159	5,975	(14,696)
Amounts reclassified from AOCI	—	1,309	1,421	—	—	2,730

Balance at December 31, 2016	$(49,965)	$(300)	$(23,046)	$380	$5,975	$(66,956)

INDEX

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
(In thousands)	2016	2015	2014	Affected Line Item

Unrealized losses on derivatives:
Commodity contracts	$1,061	$4,486	$328	Cost of goods sold
Interest rate swap	361	372	—	Interest expense
	(113)	(1,310)	(61)	Income tax expense

	1,309	3,548	267	Net of tax
	—	—	—	Noncontrolling interest

	$1,309	$3,548	$267	Net of tax and noncontrolling interest

Amortization of net loss and prior service cost on employee benefit plans	$1,942	$2,688	$541	Selling, general, and administrative expense
	(521)	(719)	(72)	Income tax expense

	1,421	1,969	469	Net of tax
	—	—	—	Noncontrolling interest

	$1,421	$1,969	$469	Net of tax and noncontrolling interest

Loss recognized upon sale of business	$—	$—	$5,999	Gain on sale of assets
	—	—	—	Income tax benefit

	—	—	5,999	Net of tax
	—	—	—	Noncontrolling interest

	$—	$—	$5,999	Net of tax and noncontrolling interest

INDEX

Note 18 – Quarterly Financial Information (Unaudited) (8)

	First	Second		Third		Fourth
(In thousands, except per share data)	Quarter	Quarter		Quarter		Quarter

2016
Net sales	$532,809	$544,071		$506,584		$472,158
Gross profit (1)	86,167	88,011		81,916		76,029
Consolidated net income (2)	28,665	28,259		26,062	(3)	16,768 (4)
Net income attributable to Mueller Industries, Inc.	28,630	27,797		25,978		17,322
Basic earnings per share	0.51	0.49		0.46		0.31
Diluted earnings per share	0.50	0.49		0.45		0.30
Dividends per share	0.075	0.10		0.10		0.10

2015
Net sales	$537,242	$555,593		$535,184		$471,983
Gross profit (1)	76,408	85,228		68,017		60,647
Consolidated net income (7)	22,340	33,862	(5)	18,095	(6)	14,110
Net income attributable to Mueller Industries, Inc.	21,978	33,651		17,800		14,435
Basic earnings per share	0.39	0.60		0.32		0.26
Diluted earnings per share	0.39	0.59		0.31		0.25
Dividends per share	0.075	0.075		0.075		0.075

(1) Gross profit is net sales less cost of goods sold, which excludes depreciation and amortization.

(2) Includes income earned by Jungwoo-Mueller, acquired during Q2 2016.

(3) Includes $3.0 million of pre-tax charges related to asset impairments.

(4) Includes $3.8 million of pre-tax charges related to asset impairments.

(5) Includes $15.4 million pre-tax gain on sale of assets and $3.4 million of pre-tax charges related to severance.

(6) During Q3 2015, the Company recorded a permanent adjustment to a deferred tax liability of $4.2 million.

(7) Includes income earned by Turbotec, acquired during Q2 2015, Sherwood, acquired during Q2 2015, and Great Lakes, acquired during Q3 2015.

        (8) The sum of quarterly amounts may not equal the annual amounts reported due to rounding. In addition, the earnings per share amounts are computed independently for each quarter, while the full year is based on the weighted average shares outstanding.

Note 19 – Subsequent Event

On January 25, 2017, the Company announced a special dividend on its common stock payable on March 9, 2017 to stockholders of record on February 28, 2017.  The special dividend will consist of $3.00 in cash and $5.00 in principal amount of the Company's 6% Subordinated Debentures due 2027 for each share of common stock (less any applicable withholding tax).

The Debentures will be subordinated to all other funded debt of the Company and will be callable, in whole or in part, at any time at the option of the Company, subject to declining call premiums during the first five years. The Debentures will also grant each holder of the Debentures the right to require the Company to repurchase such holder's Debentures in the event of a change of control, at declining repurchase premiums during the first five years. Interest will be payable semiannually on September 1 and March 1, commencing September 1, 2017.

The effect of the special dividend will be to decrease stockholders' equity by approximately $460.0 million, increase long-term debt by approximately $287.0 million, and decrease cash by approximately $173.0 million.

INDEX

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Industries, Inc.

We have audited the accompanying consolidated balance sheets of Mueller Industries, Inc. as of December 31, 2016 and December 26, 2015, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mueller Industries, Inc. at December 31, 2016 and December 26, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mueller Industries, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

Memphis, Tennessee
March 1, 2017

INDEX

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2016, December 26, 2015, and December 27, 2014

		Additions
	Balance at	Charged to				Balance
	beginning	costs and	Other			at end
(In thousands)	of year	expenses	additions		Deductions	of year

2016
Allowance for doubtful accounts	$623	$160	$2	(1)	$148	$637

Environmental reserves	$21,667	$894	$—		$697	$21,864

Valuation allowance for deferred tax assets	$17,650	$3	$1,028		$—	$18,681

2015
Allowance for doubtful accounts	$666	$(130)	$201	(1)	$114	$623

Environmental reserves	$22,661	$76	$—		$1,070	$21,667

Valuation allowance for deferred tax assets	$17,119	$(5)	$536		$—	$17,650

2014
Allowance for doubtful accounts	$2,391	$(500)	$18	(1)	$1,243	$666

Environmental reserves	$23,637	$1,187	$—		$2,163	$22,661

Valuation allowance for deferred tax assets	$22,544	$(5,630)	$2,282		$2,077	$17,119

(1) Other consists primarily of bad debt recoveries as well as the effect of fluctuating foreign currency exchange rates in all years presented.

EXHIBIT INDEX

Exhibits	Description

10.12	Summary description of the Registrant's 2017 incentive plan for certain key employees.

10.25	Change in Control Agreement, effective January 3, 2017 by and between the Registrant and Christopher J. Miritello.

21.0	Subsidiaries of the Registrant.

23.0	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema