Form 10-Q
period 2017-04-01
MUELLER INDUSTRIES INC
filed 2017-04-26
CIK 89439

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 1, 2017	Commission file number 1–6770
MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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
Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of April 21, 2017 was 57,602,082.

INDEX

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended April 1, 2017

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

INDEX

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
(In thousands, except per share data)	April 1, 2017	April 2, 2016

Net sales	$577,920	$532,809

Cost of goods sold	488,427	446,642
Depreciation and amortization	8,355	8,920
Selling, general, and administrative expense	35,531	35,780

Operating income	45,607	41,467

Interest expense	(2,531)	(1,848)
Other income, net	551	245

Income before income taxes	43,627	39,864

Income tax expense	(11,929)	(14,121)
(Loss) income from unconsolidated affiliates, net of tax	(1,243)	2,922

Consolidated net income	30,455	28,665

Net income attributable to noncontrolling interests	(468)	(35)

Net income attributable to Mueller Industries, Inc.	$29,987	$28,630

Weighted average shares for basic earnings per share	56,780	56,467
Effect of dilutive stock-based awards	658	495

Adjusted weighted average shares for diluted earnings per share	57,438	56,962

Basic earnings per share	$0.53	$0.51

Diluted earnings per share	$0.52	$0.50

Dividends per share	$8.100	$0.075

See accompanying notes to condensed consolidated financial statements.

INDEX

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended
(In thousands)	April 1, 2017	April 2, 2016

Consolidated net income	$30,455	$28,665

Other comprehensive income (loss), net of tax:
Foreign currency translation	7,210	(1,111)
Net change with respect to derivative instruments and hedging activities, net of tax of $(96) in 2017 and $(221) in 2016	56	594
Net change in pension and postretirement obligation adjustments, net of tax of $11 in 2017 and $(398) in 2016	40	1,172
Attributable to unconsolidated affiliates, net of tax of $903 in 2017	(1,598)	—
Other, net	(144)	14

Total other comprehensive income, net	5,564	669

Consolidated comprehensive income	36,019	29,334
Comprehensive (income) loss attributable to noncontrolling interests	(1,117)	739

Comprehensive income attributable to Mueller Industries, Inc.	$34,902	$30,073

See accompanying notes to condensed consolidated financial statements.

INDEX

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	April 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$146,891	$351,317
Accounts receivable, less allowance for doubtful accounts of $962 in 2017 and $637 in 2016	312,095	256,291
Inventories	251,958	242,013
Other current assets	45,141	44,702

Total current assets	756,085	894,323

Property, plant, and equipment, net	296,360	295,231
Goodwill, net	124,272	123,993
Intangible assets, net	35,573	36,168
Investment in unconsolidated affiliates	73,367	77,110
Other assets	19,264	20,651

Total assets	$1,304,921	$1,447,476

Liabilities
Current liabilities:
Current portion of debt	$14,939	$13,655
Accounts payable	117,251	103,175
Accrued wages and other employee costs	28,348	35,121
Other current liabilities	71,150	67,041

Total current liabilities	231,688	218,992

Long-term debt, less current portion	489,787	213,709
Pension liabilities	14,429	14,890
Postretirement benefits other than pensions	16,583	16,383
Environmental reserves	20,993	21,208
Deferred income taxes	18,249	19,573
Other noncurrent liabilities	6,447	6,284

Total liabilities	798,176	511,039

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 57,602,082 in 2017 and 57,395,209 in 2016	802	802
Additional paid-in capital	273,129	273,345
Retained earnings	705,240	1,141,831
Accumulated other comprehensive loss	(62,041)	(66,956)
Treasury common stock, at cost	(449,255)	(450,338)

Total Mueller Industries, Inc. stockholders' equity	467,875	898,684
Noncontrolling interests	38,870	37,753

Total equity	506,745	936,437

Commitments and contingencies	—	—
Total liabilities and equity	$1,304,921	$1,447,476
See accompanying notes to condensed consolidated financial statements.

INDEX

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
(In thousands)	April 1, 2017	April 2, 2016

Cash flows from operating activities
Consolidated net income	$30,455	$28,665
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	8,419	9,011
Stock-based compensation expense	1,736	1,236
Loss (income) from unconsolidated affiliates	1,243	(2,922)
Gain on disposals of assets	(16)	(23)
Gain on sales of securities	(254)	—
Deferred income taxes	(80)	1,895
Income tax benefit from exercise of stock options	—	(96)
Changes in assets and liabilities, net of businesses acquired:
Receivables	(53,756)	(25,089)
Inventories	(6,991)	(1,631)
Other assets	1,205	(370)
Current liabilities	8,215	655
Other liabilities	(668)	(704)
Other, net	(930)	(291)

Net cash (used in) provided by operating activities	(11,422)	10,336

Cash flows from investing activities
Capital expenditures	(7,345)	(5,892)
Net (deposits in) withdrawals from restricted cash balances	(1,403)	84
Proceeds from sales of assets	192	1
Proceeds from sales of securities	1,444	—

Net cash used in investing activities	(7,112)	(5,807)

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(179,848)	(4,236)
Issuance of long-term debt	—	2,000
Repayment of debt by consolidated joint ventures, net	(7,367)	(7,024)
Net cash (used) received to settle stock-based awards	(870)	361
Repayments of long-term debt	(306)	(250)
Income tax benefit from exercise of stock options	—	96

Net cash used in financing activities	(188,391)	(9,053)

Effect of exchange rate changes on cash	2,499	(171)

Decrease in cash and cash equivalents	(204,426)	(4,695)
Cash and cash equivalents at the beginning of the period	351,317	274,844

Cash and cash equivalents at the end of the period	$146,891	$270,149

See accompanying notes to condensed consolidated financial statements. Refer to Note 2 for discussion of significant noncash financing activities.

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

The accompanying unaudited interim financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented herein.  The fiscal quarter ended April 1, 2017 contained 13 weeks, while the fiscal quarter ended April 2, 2016 contained 14 weeks.

Note 1 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.  Approximately 579 thousand stock-based awards were excluded from the computation of diluted earnings per share for the quarter ended April 2, 2016 because they were antidilutive.

Note 2 – Special Dividend

On March 9, 2017, the Company distributed a special dividend of $3.00 in cash and $5.00 in principal amount of the Company’s 6% Subordinated Debentures (Debentures) due March 1, 2027 for each share of common stock outstanding. Interest on the Debentures is payable semiannually on September 1 and March 1, commencing September 1, 2017. At issuance, the Debentures were recorded at their estimated fair value.  The fair value of the Debentures is estimated based on quoted market prices for the same or similar issues, the current rates offered to the Company for debt of the same remaining maturities, or the use of market standard models.  The carrying value of the Debentures approximate fair value at April 1, 2017.

The Debentures are subordinated to all other funded debt of the Company and are callable, in whole or in part, at any time at the option of the Company, subject to declining call premiums during the first five years. The Debentures also grant each holder the right to require the Company to repurchase such holder’s Debentures in the event of a change in control at declining repurchase premiums during the first five years. The Debentures may be redeemed, subject to the conditions set forth above, at the following redemption price (expressed as a percentage of principal amount) plus any accrued but unpaid interest to, but excluding, the redemption date:

If redeemed during the 12-month period beginning March 9,:

Year	Redemption Price

2017	106%
2018	105
2019	104
2020	103
2021	102
2022 and thereafter	100

The effect of the special dividend was a decrease in stockholders’ equity of approximately $458.7 million, an increase in long-term debt of approximately $284.5 million, and a decrease in cash of approximately $174.2 million.

INDEX

Note 3 –Segment Information

Each of the Company’s reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

Piping Systems

Piping Systems is composed of the following operating segments: Domestic Piping Systems Group, Canadian Operations, European Operations, Trading Group, Mueller-Xingrong (the Company’s Chinese joint venture), and Jungwoo-Mueller (the Company’s South Korean joint venture).  The Domestic Piping Systems Group manufactures copper tube and fittings, plastic fittings, and line sets.  These products are manufactured in the U.S., sold in the U.S, and exported to markets worldwide.   Outside the U.S., the Canadian Operations manufacture copper tube and line sets and sell the products primarily in the U.S. and Canada, and the European Operations manufacture copper tube in the U.K. which is sold primarily in Europe.  The Trading Group manufactures pipe nipples and imports and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products in the U.S. and Mexico.  Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications in China.  Jungwoo-Mueller manufactures copper-based joining products that are sold worldwide.  The Piping Systems segment’s products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, building product retailers, and air-conditioning original equipment manufacturers (OEMs).

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

Summarized segment information is as follows:

	For the Quarter Ended April 1, 2017
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$398,775	$149,837	$34,279	$(4,971)	$577,920

Cost of goods sold	344,646	124,043	25,564	(5,826)	488,427
Depreciation and amortization	5,342	1,898	629	486	8,355
Selling, general, and administrative expense	18,421	3,230	2,476	11,404	35,531

Operating income	30,366	20,666	5,610	(11,035)	45,607

Interest expense					(2,531)
Other income, net					551

Income before income taxes					$43,627

INDEX

Segment information (continued):

	For the Quarter Ended April 2, 2016
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$368,890	$134,521	$30,706	$(1,308)	$532,809

Cost of goods sold	313,792	109,229	23,705	(84)	446,642
Depreciation and amortization	5,649	2,135	599	537	8,920
Selling, general, and administrative expense	18,290	3,245	2,523	11,722	35,780

Operating income	31,159	19,912	3,879	(13,483)	41,467

Interest expense					(1,848)
Other income, net					245

Income before income taxes					$39,864

Note 4 – Inventories

(In thousands)	April 1, 2017	December 31, 2016

Raw materials and supplies	$66,430	$57,387
Work-in-process	28,013	42,227
Finished goods	163,839	149,288
Valuation reserves	(6,324)	(6,889)

Inventories	$251,958	$242,013

Note 5 – Derivative Instruments and Hedging Activities

The Company’s earnings and cash flows are subject to fluctuations due to changes in commodity prices, foreign currency exchange rates, and interest rates.  The Company uses derivative instruments such as commodity futures contracts, foreign currency forward contracts, and interest rate swaps to manage these exposures.

All derivatives are recognized in the Condensed Consolidated Balance Sheets at their fair value.  On the date the derivative contract is entered into, it is either a) designated as a hedge of (i) a forecasted transaction or the variability of cash flow to be paid (cash flow hedge) or (ii) the fair value of a recognized asset or liability (fair value hedge), or b) not designated in a hedge accounting relationship, even though the derivative contract was executed to mitigate an economic exposure, as the Company does not enter into derivative contracts for trading purposes (economic hedge).  Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in stockholders’ equity within accumulated other comprehensive income (AOCI), to the extent effective, until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings.  Changes in the fair value of undesignated derivatives executed as economic hedges and the ineffective portion of designated derivatives are reported in current earnings.

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

INDEX

The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the designated derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flow or fair values of hedged items.  When a derivative instrument is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable of occurring, hedge accounting is discontinued prospectively in accordance with the derecognition criteria for hedge accounting.

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

At April 1, 2017, the Company held open futures contracts to purchase approximately $20.1 million of copper over the next nine months related to fixed price sales orders.  The fair value of those futures contracts was a $178 thousand net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At April 1, 2017, this amount was approximately $92 thousand of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At April 1, 2017, the Company held open futures contracts to sell approximately $38.6 million of copper over the next six months related to copper inventory.  The fair value of those futures contracts was a $293 thousand net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

Interest Rate Swap

On February 20, 2013, the Company entered into a two-year forward-starting interest rate swap agreement with an effective date of January 12, 2015, and an underlying notional amount of $200.0 million, pursuant to which the Company receives variable interest payments based on one-month LIBOR and pays fixed interest at a rate of 1.4 percent.   Based on the Company’s current variable premium pricing on its revolving credit facility, the all-in fixed rate is 2.46 percent.  The interest rate swap will mature on December 11, 2017, and is structured to offset the interest rate risk associated with the Company’s floating-rate, LIBOR-based Term Loan Facility Agreement.   The swap was designated and accounted for as a cash flow hedge at inception. During the fourth quarter of 2016, the Company discontinued hedge accounting prospectively.

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at the current market interest rate using observable benchmarks for LIBOR forward rates at the end of the period (level 2 within the fair value hierarchy).  Interest payable and receivable under the swap agreement is accrued and recorded as an adjustment to interest expense.  The fair value of the interest rate swap was a $295 thousand loss position at April 1, 2017, and there was $405 thousand of deferred losses, net of tax, included in AOCI that are expected to be reclassified into interest expense over the term of the interest rate swap.

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

INDEX

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	April 1, 2017	December 31, 2016	Balance Sheet Location	April 1, 2017	December 31, 2016
Hedging instrument:
Commodity contracts - gains	Other current assets	$600	$1,013	Other current liabilities	$68	$564
Commodity contracts - losses	Other current assets	—	(148)	Other current liabilities	(197)	(920)
Interest rate swap	Other current assets	—	—	Other current liabilities	(295)	(787)

Total derivatives (1)		$600	$865		$(424)	$(1,143)
(1) Does not include the impact of cash collateral received from or provided to counterparties.
The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended
(In thousands)	Location	April 1, 2017	April 2, 2016
Fair value hedges:
Gain (loss) on commodity contracts (qualifying)	Cost of goods sold	$—	$(50)
Gain on hedged item - inventory	Cost of goods sold	—	62

Undesignated derivatives:
(Loss) gain on qualifying contracts (nonqualifying)	Cost of goods sold	(1,095)	494

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended April 1, 2017
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(563)	Cost of goods sold	$352
Interest rate swap	—	Interest expense	149
Other	118	Other	—

Total	$(445)	Total	$501

INDEX

	For the Quarter Ended April 2, 2016
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$873	Cost of goods sold	$68
Interest rate swap	(470)	Interest expense	69
Other	54	Other	—

Total	$457	Total	$137

The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts through April 1, 2017 was not material to the Condensed Consolidated Statements of Income.

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At April 1, 2017 and December 31, 2016, the Company had recorded restricted cash in other current assets of $2.0 million and $1.4 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Note 6 – Investment in Unconsolidated Affiliates

The Company owns a 50 percent interest in Tecumseh Products Holdings LLC (Joint Venture), an unconsolidated affiliate that acquired Tecumseh Products Company (Tecumseh) during the third quarter of 2015.  The Company also owns a 50 percent interest in a second unconsolidated affiliate that provided financing to Tecumseh in conjunction with the acquisition.  These investments are recorded using the equity method of accounting, as the Company can exercise significant influence but does not own a majority equity interest or otherwise control the respective entities.  Under the equity method of accounting, these investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions.

The Company records its proportionate share of the investees’ net income or loss one quarter in arrears as income (loss) from unconsolidated affiliates, net of tax, in the Condensed Consolidated Statements of Income and its proportionate share of the investees’ other comprehensive income (loss), net of income taxes, in the Condensed Consolidated Statements of Comprehensive Income. In general, the equity investment in unconsolidated affiliates is equal to the current equity investment plus the entities’ undistributed earnings.

The following tables present summarized financial information derived from the Company’s equity method investees’  combined consolidated financial statements, which are prepared in accordance with U.S. GAAP.

	April 1, 2017	December 31, 2016

Current assets	$231,485	$244,323
Noncurrent assets	129,500	130,400
Current liabilities	152,710	148,806
Noncurrent liabilities	62,126	71,681

INDEX

	For the Quarter Ended
(In thousands)	April 1, 2017	April 2, 2016

Net sales	$126,300	$151,600
Gross profit	15,600	18,000
Net (loss) income	(2,487)	5,843

The Company’s income from unconsolidated affiliates, net of tax, for the quarter ended April 2, 2016 included a gain of $17.1 million that resulted from the allocation of the purchase price, which was partially offset by restructuring and impairment charges of $5.3 million and net losses of $6.0 million.

Note 7 –Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended
(In thousands)	April 1, 2017	April 2, 2016

Pension benefits:
Service cost	$35	$195
Interest cost	1,665	1,975
Expected return on plan assets	(2,182)	(2,466)
Amortization of net loss	556	774

Net periodic benefit cost	$74	$478

Other benefits:
Service cost	$56	$62
Interest cost	149	156
Amortization of prior service credit	(225)	(224)
Amortization of net (gain) loss	(5)	2

Net periodic benefit income	$(25)	$(4)

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

Equal Employment Opportunity Commission Matter

On October 5, 2016, the Company received a demand letter from the Los Angeles District Office of the United States Equal Employment Opportunity Commission (EEOC). The EEOC alleges that between May 2011 and April 2015, various Company employees were terminated in violation of the Americans with Disabilities Act, and that certain of the Company’s employee leave and attendance policies were discriminatory in nature. On that basis, the EEOC’s letter includes a demand for monetary relief on behalf of an identified class of 20 individuals, and an unidentified class of 150 individuals, in addition to injunctive relief.

The Company believes the EEOC’s allegations are without merit. Notwithstanding the Company’s position, in consultation with its liability insurers, the Company entered into a conciliation process with the EEOC for purposes of resolving the claims. On

INDEX

April 12, 2017, the Company received a letter from the EEOC stating that the conciliation process had concluded without a resolution of the claims, and that the matter would be referred to its Legal Department for potential litigation. Due to the procedural stage of this matter, the Company is unable to determine the likelihood of a material adverse outcome in this matter, or the amount or range of a potential loss in excess of any available insurance coverage.

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at April 1, 2017 were $7.0 million.

Note 9 – Income Taxes

The Company’s effective tax rate for the first quarter of 2017 was 27 percent compared with 35 percent for the same period last year.  The items impacting the effective tax rate for the first quarter of 2017 were primarily attributable to reductions for the U.S. production activities deduction of $0.9 million; the effect of foreign tax rates lower than statutory tax rates of $1.4 million; the tax benefit of equity compensation deductions of $1.7 million; and the impact of investments in unconsolidated affiliates of $0.8 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $0.9 million.

The items impacting the effective tax rate for the first quarter of 2016 were primarily attributable to reductions for the U.S. production activities deduction of $0.9 million and the effect of foreign tax rates lower than statutory rates of $1.1 million. These items were partially offset by the provision for state income taxes, net of federal benefit, of $0.8 million and the recording of a basis difference in unconsolidated affiliates of $1.0 million.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions.  The statute of limitations is open for the Company’s federal tax return and most state income tax returns for 2013 and all subsequent years and is open for certain state and foreign returns for earlier tax years due to ongoing audits and differing statute periods.  While the Company believes that it is adequately reserved for possible future audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

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

The following table provides changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

INDEX

	For the Quarter Ended April 1, 2017
(In thousands)	Cumulative Translation Adjustment	Unrealized (Loss) Gain on Derivatives	Pension/OPEB Liability Adjustment	Unrealized Gain (Loss) on Equity Securities	Attributable to Unconsol. Affiliates	Total

Balance as of December 31, 2016	$(49,965)	$(300)	$(23,046)	380	$5,975	$(66,956)

Other comprehensive income (loss) before reclassifications	6,561	(445)	(222)	16	(1,598)	4,312
Amounts reclassified from AOCI	—	501	262	(160)	—	603

Net current-period other comprehensive income (loss)	6,561	56	40	(144)	(1,598)	4,915

Balance as of April 1, 2017	$(43,404)	$(244)	$(23,006)	236	$4,377	$(62,041)

	For the Quarter Ended April 2, 2016
(In thousands)	Cumulative Translation Adjustment	Unrealized (Loss) Gain on Derivatives	Pension/OPEB Liability Adjustment	Unrealized Gain on Equity Securities	Attributable to Unconsol. Affiliates	Total

Balance as of December 26, 2015	$(24,773)	$(2,009)	$(28,429)	221	$—	$(54,990)

Other comprehensive (loss) income before reclassifications	(337)	457	760	14	—	894
Amounts reclassified from AOCI	—	137	412	—	—	549

Net current-period other comprehensive (loss) income	(337)	594	1,172	14	—	1,443

Balance as of April 2, 2016	$(25,110)	$(1,415)	$(27,257)	235	$—	$(53,547)

INDEX

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended
(In thousands)	April 1, 2017	April 2, 2016	Affected line item

Unrealized losses (gains) on derivatives:
Commodity contracts	$422	$237	Cost of goods sold
Interest rate swap	232	108	Interest expense
	(153)	(208)	Income tax expense
	501	137	Net of tax
	—	—	Noncontrolling interests

	$501	$137	Net of tax and noncontrolling interests

Amortization of net loss and prior service cost on employee benefit plans	$326	$552	Selling, general, and administrative expense
	(64)	(140)	Income tax expense
	262	412	Net of tax
	—	—	Noncontrolling interests

	$262	$412	Net of tax and noncontrolling interests

Sale of available-for-sale securities	$(254)	$—	Other income
	94	—	Income tax expense
	(160)	—	Net of tax
	—	—	Noncontrolling interests

	$(160)	$—	Net of tax and noncontrolling interests

Note 11 – Noncontrolling Interests

(In thousands)	Noncontrolling Interests

Balance as of December 31, 2016	$37,753
Net income attributable to noncontrolling interests	468
Other comprehensive income attributable to noncontrolling interests, net of tax:
Foreign currency translation	649

Balance as of April 1, 2017	$38,870

Note 12 – Recently Issued Accounting Standards

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires employers that sponsor defined benefit pension and/or other postretirement benefit

INDEX

plans to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period and other components of net periodic benefits cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. The guidance is effective for the Company in interim and annual periods beginning in 2018. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. The Company does not expect the adoption of the standard to have a material impact on its Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU eliminates step two from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The updated guidance requires a prospective adoption. Early adoption is permitted. The guidance is effective for the Company beginning in 2020. The Company is in the process of evaluating the effects of the provisions of the ASU on its Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU provides guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The updated guidance requires a prospective adoption. Early adoption is permitted. This update will be effective for the Company beginning in 2018. The Company does not expect the provisions of the ASU to have a material impact on its Condensed Consolidated Financial Statements.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The ASU provides correction or improvement to the guidance previously issued in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the ASU, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects the consideration that it expects to receive in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for the Company at the beginning of 2018. The Company is in the process of examining contract specific terms within each segment and assessing potential changes to its accounting policies, practices, and internal controls over financial reporting to support the standard.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be applied retrospectively and is effective for public business entities in interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of the standard to have a material impact on its Condensed Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The ASU requires companies to account for the income tax effects of intercompany transfers of assets other than inventory when the transfer occurs. Companies will still be required to defer the income tax effects of intercompany inventory transactions in an exception to the income tax accounting guidance. The guidance is effective for public business entities in annual periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period. The Company is still evaluating the effects that the provisions of the ASU will have on its Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The ASU requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months.  Recognition, measurement and presentation of expenses will depend on classification as a financing or operating lease.  The amendments also require certain quantitative and qualitative disclosures about leasing arrangements.  The ASU will be effective for interim and annual periods beginning after December 15, 2018.  Early adoption is permitted.  The updated guidance requires a modified retrospective adoption.  The Company is still evaluating the effects that the provision of the ASU will have on its Condensed Consolidated Financial Statements.

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

INDEX

brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products.  Mueller’s operations are located throughout the United States and in Canada, Mexico, Great Britain, South Korea, and China.

Each of our reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

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

•
Climate: The Climate segment is composed of Refrigeration Products, Fabricated Tube Products, Westermeyer, and Turbotec.  The segment manufactures and sells refrigeration valves and fittings, fabricated tubular products, high pressure components, and coaxial heat exchangers.  The segment sells its products primarily to the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

New housing starts and commercial construction are important determinants of the Company’s sales to the heating, ventilation, and air-conditioning, refrigeration, and plumbing markets because the principal end use of a significant portion of our products is in the construction of single and multi-family housing and commercial buildings.  Repairs and remodeling projects are also important drivers of underlying demand for these products.

Residential construction activity has shown improvement in recent years, but remains at levels below long-term historical averages.  Continued improvement is expected, but may be tempered by continuing low labor participation rates, the pace of household formations, and tighter lending standards.  Per the U.S. Census Bureau, the March 2017 seasonally adjusted annual rate of new housing starts was 1.2 million compared with the March 2016 rate of 1.1 million.  Mortgage rates remain at historically low levels, as the average 30-year fixed mortgage rate was 4.17 percent for the first quarter of 2017 and 3.65 percent for the twelve months ended December 2016.

The private non-residential construction sector, which includes offices, industrial, health care, and retail projects, has shown improvement in recent years.  The seasonally adjusted annual value of private nonresidential construction put in place was $432.7 billion in February 2017 compared to the February 2016 rate of $402.4 billion.  We expect that most of these conditions will continue to improve.

Profitability of certain of our product lines depends upon the “spreads” between the costs of raw materials and the selling prices of our products.  The open market prices for copper cathode and scrap, for example, influence the selling price of copper tube, a principal product manufactured by the Company.  We attempt to minimize the effects on profitability from fluctuations in material costs by passing through these costs to our customers.  Our earnings and cash flow are dependent upon these spreads that fluctuate based upon market conditions.

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

INDEX

recent years, brass rod consumption in the U.S. has declined due to the outsourcing of many manufactured products from offshore regions.

Results of Operations

Consolidated Results

The following table compares summary operating results for the first quarter of 2017 and 2016:

	Quarter Ended		Percent Change
(In thousands)	April 1, 2017	April 2, 2016	2017 vs. 2016

Net sales	$577,920	$532,809	8.5%
Operating income	45,607	41,467	10.0
Net income	29,987	28,630	4.7

 The following are components of changes in net sales compared to the prior year:

2017 vs. 2016
Net selling price in core product lines	12.5%
Unit sales volume in core product lines	(3.7)
Acquisitions	2.0
Other	(2.3)

8.5%

The increase in net sales during the first quarter of 2017 was primarily due to (i) higher net selling prices of $66.8 million in our core product lines, primarily copper tube and brass rod, and (ii) $10.8 million of sales recorded by Jungwoo Metal Ind. Co., LTD (Jungwoo-Mueller), acquired in April 2016. These increases were offset by lower unit sales volume of $19.7 million, primarily in our non-domestic copper tube businesses.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

INDEX

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2017 and 2016:

	For the Quarter Ended
(In thousands)	April 1, 2017	April 2, 2016

Cost of goods sold	$488,427	$446,642
Depreciation and amortization	8,355	8,920
Selling, general and administrative expense	35,531	35,780

Operating expenses	$532,313	$491,342

	For the Quarter Ended
	April 1, 2017	April 2, 2016

Cost of goods sold	84.5%	83.8%
Depreciation and amortization	1.4	1.7
Selling, general and administrative expense	6.1	6.7

Operating expenses	92.0%	92.2%

The increase in cost of goods sold was primarily due to the increase in the average cost of copper, our principal raw material, and the increase in sales volume related to the acquisition of Jungwoo-Mueller, partially offset by the decrease in sales volume in certain other businesses.  Depreciation and amortization decreased in the first quarter of 2017 primarily as a result of several long-lived assets becoming fully depreciated and amortized. Selling, general, and administrative expense decreased slightly for the first quarter of 2017 primarily as a result of the period having 13 weeks as compared to 14 weeks in the first quarter of 2016. This was offset by incremental expenses associated with Jungwoo-Mueller of $0.8 million.

Interest expense increased for the first quarter of 2017 primarily as a result of interest associated with our 6% Subordinated Debentures that were issued during the quarter as part of our special dividend. Other income, net, for the first quarter of 2017 was consistent with the first quarter of 2016.

Our effective tax rate for the first quarter of 2017 was 27 percent compared with 35 percent for the same period last year.  The items impacting the effective tax rate for the first quarter of 2017 were primarily attributable to reductions for the U.S. production activities deduction of $0.9 million; the effect of foreign tax rates lower than statutory tax rates of $1.4 million; the tax benefit of equity compensation deductions of $1.7 million; and the impact of investments in unconsolidated affiliates of $0.8 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $0.9 million.

For the first quarter of 2016, the difference between the effective tax rate and the amount computed using the U.S. federal statutory tax rate was primarily attributable to reductions for the U.S. production activities deduction of $0.9 million and the effect of foreign tax rates lower than statutory rates of $1.1 million. These items were partially offset by the provision for state income taxes, net of federal benefit, of $0.8 million and the recording of a basis difference in unconsolidated affiliates of $1.0 million.

We own a 50 percent interest in Tecumseh Products Holdings LLC, an unconsolidated affiliate that acquired Tecumseh Products Company (Tecumseh) during the third quarter of 2015.  We also own a 50 percent interest in a second unconsolidated affiliate that provided financing to Tecumseh in conjunction with the acquisition.  We account for these investments using the equity method of accounting.  For the first quarter of 2017, we recognized losses of $1.2 million on these investments, compared to income of $2.9 million in the first quarter of 2016.

INDEX

Piping Systems Segment

The following table compares summary operating results for the first quarter of 2017 and 2016 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change
(In thousands)	April 1, 2017	April 2, 2016	2017 vs. 2016

Net sales	$398,775	$368,890	8.1%
Operating income	30,366	31,159	(2.5)

The following are components of changes in net sales compared to the prior year:

2017 vs. 2016
Net selling price in core product lines	12.4%
Unit sales volume in core product lines	(5.1)
Acquisitions	2.9
Other	(2.1)

8.1%

The increase in net sales during the first quarter of 2017 was primarily attributable to (i) higher net selling prices in the segment’s core product lines, primarily copper tube, of $45.5 million, and (ii) $10.8 million of sales recorded by Jungwoo-Mueller. These increases were offset by lower unit sales volume of $18.7 million in the segment’s core product lines, primarily in our non-domestic copper tube businesses.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2017 and 2016:

	For the Quarter Ended
(In thousands)	April 1, 2017	April 2, 2016

Cost of goods sold	$344,646	$313,792
Depreciation and amortization	5,342	5,649
Selling, general and administrative expense	18,421	18,290

Operating expenses	$368,409	$337,731

	For the Quarter Ended
	April 1, 2017	April 2, 2016

Cost of goods sold	86.4%	85.1%
Depreciation and amortization	1.3	1.5
Selling, general and administrative expense	4.6	5.0

Operating expenses	92.3%	91.6%

The increase in cost of goods sold was primarily due to the increase in the average cost of copper and the increase in sales volume related to the acquisition of Jungwoo-Mueller, partially offset by the decrease in sales volume in certain other businesses.

INDEX

Depreciation and amortization decreased slightly as a result of several long-lived assets becoming fully depreciated and amortized. Selling, general, and administrative expense increased slightly for the first quarter of 2017 as a result of incremental expenses associated with Jungwoo-Mueller of $0.8 million.  This was offset by a reduction as a result of the first quarter of 2017 having 13 weeks as compared to 14 weeks in the first quarter of 2016.

Industrial Metals Segment

The following table compares summary operating results for the first quarter of 2017 and 2016 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change
(In thousands)	April 1, 2017	April 2, 2016	2017 vs. 2016

Net sales	$149,837	$134,521	11.4%
Operating income	20,666	19,912	3.8

 The following are components of changes in net sales compared to the prior year:

2017 vs. 2016
Net selling price in core product lines	15.8%
Unit sales volume in core product lines	(0.7)
Other	(3.7)

11.4%

The increase in net sales during the first quarter of 2017 was primarily due to higher net selling prices of $21.3 million in the segment’s core product lines, primarily brass rod. This increase was offset by lower sales of $7.0 million in the segment’s non-core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2017 and 2016:

	For the Quarter Ended
(In thousands)	April 1, 2017	April 2, 2016

Cost of goods sold	$124,043	$109,229
Depreciation and amortization	1,898	2,135
Selling, general and administrative expense	3,230	3,245

Operating expenses	$129,171	$114,609

INDEX

	For the Quarter Ended
	April 1, 2017	April 2, 2016

Cost of goods sold	82.8%	81.2%
Depreciation and amortization	1.3	1.6
Selling, general and administrative expense	2.2	2.4

Operating expenses	86.3%	85.2%

The increase in cost of goods sold was primarily due to the increase in the average cost of copper.  Depreciation and amortization decreased slightly as a result of several fixed assets becoming fully depreciated. Selling, general, and administrative expenses for the first quarter of 2017 were consistent with the first quarter of 2016.

Climate Segment

The following table compares summary operating results for the first quarter of 2017 and 2016 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change
(In thousands)	April 1, 2017	April 2, 2016	2017 vs. 2016

Net sales	$34,279	$30,706	11.6%
Operating income	5,610	3,879	44.6

Sales for the first quarter of 2017 increased primarily as a result of an increase in volume and product mix.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2017 and 2016:

	For the Quarter Ended
(In thousands)	April 1, 2017	April 2, 2016

Cost of goods sold	$25,564	$23,705
Depreciation and amortization	629	599
Selling, general and administrative expense	2,476	2,523

Operating expenses	$28,669	$26,827

	For the Quarter Ended
	April 1, 2017	April 2, 2016

Cost of goods sold	74.6%	77.2%
Depreciation and amortization	1.8	2.0
Selling, general and administrative expense	7.2	8.2

Operating expenses	83.6%	87.4%

INDEX

Cost of goods sold increased during the first quarter of 2017 primarily due to the increase in volume and improved product mix within the segment.  Depreciation and amortization and selling, general, and administrative expenses for the first quarter of 2017 were consistent with the expense recorded for the first quarter of 2016.

Liquidity and Capital Resources

The following table presents selected financial information for the first quarter of 2017 and 2016:

(In thousands)	2017	2016

Increase (decrease) in:
Cash and cash equivalents	$(204,426)	$(4,695)
Property, plant, and equipment, net	1,129	(1,743)
Total debt	277,362	(5,427)
Working capital, net of cash and current debt	54,776	24,699

Net cash (used in) provided by operating activities	(11,422)	10,336
Net cash used in investing activities	(7,112)	(5,807)
Net cash used in financing activities	(188,391)	(9,053)

Cash Provided by Operating Activities

During the quarter ended April 1, 2017, net cash used in operating activities was primarily attributable to an increase in receivables of $53.8 million. This cash decrease was offset by consolidated net income of $30.5 million, and depreciation and amortization of $8.4 million.  The fluctuations are primarily due to additional working capital needs in the first quarter of 2017.

During the quarter ended April 2, 2016, net cash provided by operating activities was primarily attributable to consolidated net income of $28.7 million and depreciation and amortization of $9.0 million. These cash increases were partially offset by an increase in receivables of $25.1 million primarily due to a net increase in working capital needs related to higher sales at the end of the first quarter.

Cash Used in Investing Activities

The major components of net cash used in investing activities during the quarter ended April 1, 2017 included capital expenditures of $7.3 million and net deposits in restricted cash balances of $1.4 million, offset by $1.4 million in proceeds from the sale of securities.

The major components of net cash used in investing activities during the quarter ended April 2, 2016 was primarily related to capital expenditures of $5.9 million.

Cash Used in Financing Activities

For the quarter ended April 1, 2017, net cash used in financing activities consisted primarily of $179.8 million used for the payment of the special dividend and the regular quarterly dividend to stockholders of the Company and $7.4 million used for repayment of debt by Mueller-Xingrong and Jungwoo-Mueller.

For the quarter ended April 2, 2016, net cash used in financing activities consisted primarily of $7.0 million used for the repayment of debt by Mueller-Xingrong and $4.2 million used for payment of regular quarterly dividends to stockholders of the Company, offset by issuance of debt of $2.0 million.

Liquidity and Outlook

Management believes that cash provided by operations, funds available under the credit agreement, and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.  As of April 1, 2017 our current ratio was 3.3 to 1.

INDEX

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $0.1 million during the first quarter of 2017.  We expect to spend approximately $0.5 million for the remainder of 2017 for ongoing environmental remediation activities.

The Company declared and paid a quarterly cash dividend of 10.0 cents per common share during the first quarter of 2017 and 7.5 cents per common share in the first quarter of 2016.  Additionally, the Company distributed a special dividend composed of $3.00 in cash and $5.00 in principal amount of the Company’s 6% Subordinated Debentures (Debentures) due 2027 for each share of common stock outstanding. Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

The Company’s Credit Agreement provides for an unsecured $350.0 million revolving credit facility which matures on December 6, 2021.  Total borrowings under the Credit Agreement were $200.0 million at April 1, 2017. The Credit Agreement backed approximately $7.0 million in letters of credit at the end of the first quarter of 2017.

The Debentures distributed as part of our special dividend are subordinated to all other funded debt of the Company and are callable, in whole or in part, at any time at the option of the Company, subject to declining call premiums during the first five years. The Debentures also grant each holder the right to require the Company to repurchase such holder’s Debentures in the event of a change in control at declining repurchase premiums during the first five years. Interest is payable semiannually on September 1 and March 1, commencing September 1, 2017. Total Debentures outstanding as of April 1, 2017 were $284.5 million.

As of April 1, 2017, the Company’s total debt was $504.7 million or 49.9 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of April 1, 2017, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Company’s Board of Directors has extended, until October 2017, its authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We have no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through April 1, 2017, the Company has repurchased approximately 4.7 million shares under this authorization.

Contractual Cash Obligations

There have been no significant changes in our contractual cash obligations reported at December 31, 2016 other than the debt and interest payments on the Debentures due in 2027.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against

INDEX

the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At April 1, 2017, we held open futures contracts to purchase approximately $20.1 million of copper over the next nine months related to fixed-price sales orders and to sell approximately $38.6 million of copper over the next six months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  As of April 1, 2017, we held no open futures contracts to purchase natural gas.

Interest Rates

At April 1, 2017, we had variable-rate debt outstanding of $204.7 million.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposures on variable-rate debt are based on LIBOR and the base-lending rate published by the People’s Bank of China.

Included in the variable-rate debt outstanding is the Company’s $200.0 million Credit Agreement which bears interest based on LIBOR.  We have reduced our exposure to increases in LIBOR by entering into interest rate swap contracts. These contracts were designated as cash flow hedges through December 2016, at which time the Company discontinued hedge accounting prospectively.  The fair value of these contracts have been recorded in the Condensed Consolidated Balance Sheets, and the related gains and losses on the contracts were deferred in stockholders’ equity as a component of AOCI through December 2016, but are reported in current earnings subsequent to that date.  Deferred gains or losses on the contracts are recognized in interest expense in the period in which the related interest payment being hedged is expensed.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At April 1, 2017, we had open forward contracts with a financial institution to sell approximately 6.0 million euros, 21.5 million Swedish kronor, and 9.6 million Norwegian kroner through July 2017.

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

Cautionary Statement Regarding Forward Looking Information

This Quarterly Report contains various forward-looking statements and includes assumptions concerning the Company’s operations, future results, and prospects.  These forward-looking statements are based on current expectations and are subject to risk and uncertainties, and may be influenced by factors that could cause actual outcomes and results to be materially different from those predicted.  The forward-looking statements reflect knowledge and information available as of the date of preparation of the Quarterly Report, and the Company undertakes no obligation to update these forward-looking statements.  We identify the forward-looking statements by using the words “anticipates,” “believes,” “expects,” “intends” or similar expressions in such statements.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political, and technological factors, among others, which could cause actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  In addition to those factors discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2016, such factors include: (i) the current and projected future business environment, including interest rates and capital and consumer spending; (ii) the domestic housing and commercial construction industry environment; (iii) availability

INDEX

and price fluctuations in commodities (including copper, natural gas, and other raw materials, including crude oil that indirectly affects plastic resins); (iv) competitive factors and competitor responses to the Company’s initiatives; (v) stability of government laws and regulations, including taxes; (vi) availability of financing; and (vii) continuation of the environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of April 1, 2017.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of April 1, 2017 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending April 1, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

General

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business.  Additionally, the Company may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Condensed Consolidated Financial Statements.

Item 1A.  Risk Factors

The Company is exposed to risk as it operates its businesses.  To provide a framework to understand the operating environment of the Company, we have provided a brief explanation of the more significant risks associated with our businesses in our 2016 Annual Report on Form 10-K.  There have been no material changes in risk factors that were previously disclosed in our 2016 Annual Report on Form 10-K.

INDEX

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2017, its authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through April 1, 2017, the Company had repurchased approximately 4.7 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended April 1, 2017.

	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

					15,287,060	(1)
January 1 - January 28, 2017	1,135	(2)	$31.77	—
January 29 - February 25, 2017	135,471	(2)	$41.92	—
February 26 - April 1, 2017	—		$—	—
(1) Shares available to be purchased under the Company’s 20 million share repurchase authorization until October 2017. The extension of the authorization was announced on October 27, 2016.
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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
April 26, 2017	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
April 26, 2017	Anthony J. Steinriede
Date	Vice President – Corporate Controller

INDEX

EXHIBIT INDEX

Exhibits	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema