Form 10-Q
period 2017-07-01
MUELLER INDUSTRIES INC
filed 2017-07-26
CIK 89439

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 1, 2017	Commission file number 1–6770
MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of July 21, 2017 was 57,627,171.

INDEX

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended July 1, 2017

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

INDEX

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands, except per share data)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Net sales	$614,266	$544,071	$1,192,186	$1,076,880

Cost of goods sold	524,311	456,060	1,012,738	902,702
Depreciation and amortization	8,595	9,061	16,950	17,981
Selling, general, and administrative expense	34,557	34,514	70,088	70,294

Operating income	46,803	44,436	92,410	85,903

Interest expense	(6,442)	(1,692)	(8,973)	(3,540)
Other income, net	231	515	782	760

Income before income taxes	40,592	43,259	84,219	83,123

Income tax expense	(12,650)	(14,005)	(24,579)	(28,126)
(Loss) income from unconsolidated affiliates, net of tax	(109)	(995)	(1,352)	1,927

Consolidated net income	27,833	28,259	58,288	56,924

Net income attributable to noncontrolling interests	(200)	(462)	(668)	(497)

Net income attributable to Mueller Industries, Inc.	$27,633	$27,797	$57,620	$56,427

Weighted average shares for basic earnings per share	56,906	56,511	56,843	56,489
Effect of dilutive stock-based awards	511	418	585	456

Adjusted weighted average shares for diluted earnings per share	57,417	56,929	57,428	56,945

Basic earnings per share	$0.49	$0.49	$1.01	$1.00

Diluted earnings per share	$0.48	$0.49	$1.00	$0.99

Dividends per share	$0.100	$0.100	$8.200	$0.175

See accompanying notes to condensed consolidated financial statements.

INDEX

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Consolidated net income	$27,833	$28,259	$58,288	$56,924

Other comprehensive income (loss), net of tax:
Foreign currency translation	906	(10,186)	8,116	(11,297)
Net change with respect to derivative instruments and hedging activities, net of tax of $(89), $(266), $(185), $(487)	261	700	317	1,294
Net change in pension and postretirement obligation adjustments, net of tax of $172, $(522), $183, $(920)	(405)	1,530	(365)	2,702
Attributable to unconsolidated affiliates, net of tax of $(704), $(812), $199, $(812)	1,247	1,438	(351)	1,438
Other, net	(236)	9	(380)	23

Total other comprehensive income (loss), net	1,773	(6,509)	7,337	(5,840)

Consolidated comprehensive income	29,606	21,750	65,625	51,084
Comprehensive (income) loss attributable to noncontrolling interests	(386)	123	(1,503)	862

Comprehensive income attributable to Mueller Industries, Inc.	$29,220	$21,873	$64,122	$51,946

See accompanying notes to condensed consolidated financial statements.

INDEX

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	July 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$167,555	$351,317
Accounts receivable, less allowance for doubtful accounts of $834 in 2017 and $637 in 2016	287,829	256,291
Inventories	252,799	242,013
Other current assets	35,568	44,702

Total current assets	743,751	894,323

Property, plant, and equipment, net	284,594	295,231
Goodwill, net	137,085	123,993
Intangible assets, net	36,332	36,168
Investment in unconsolidated affiliates	75,208	77,110
Other assets	20,294	20,651

Total assets	$1,297,264	$1,447,476

Liabilities
Current liabilities:
Current portion of debt	$14,583	$13,655
Accounts payable	105,880	103,175
Accrued wages and other employee costs	30,894	35,121
Other current liabilities	67,841	67,041

Total current liabilities	219,198	218,992

Long-term debt, less current portion	489,043	213,709
Pension liabilities	14,823	14,890
Postretirement benefits other than pensions	16,793	16,383
Environmental reserves	20,859	21,208
Deferred income taxes	19,351	19,573
Other noncurrent liabilities	11,191	6,284

Total liabilities	791,258	511,039

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 57,624,926 in 2017 and 57,395,209 in 2016	802	802
Additional paid-in capital	274,750	273,345
Retained earnings	727,110	1,141,831
Accumulated other comprehensive loss	(60,454)	(66,956)
Treasury common stock, at cost	(448,837)	(450,338)

Total Mueller Industries, Inc. stockholders' equity	493,371	898,684
Noncontrolling interests	12,635	37,753

Total equity	506,006	936,437

Commitments and contingencies	—	—
Total liabilities and equity	$1,297,264	$1,447,476
See accompanying notes to condensed consolidated financial statements.

INDEX

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016

Cash flows from operating activities
Consolidated net income	$58,288	$56,924
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	17,093	18,162
Stock-based compensation expense	3,692	2,874
Loss (income) from unconsolidated affiliates	1,352	(1,927)
Gain on sale of business	(1,631)	—
Loss (gain) on disposals of assets	81	(555)
Gain on sales of securities	(611)	—
Impairment charges	411	—
Deferred income taxes	3	3,548
Income tax benefit from exercise of stock options	—	(186)
Changes in assets and liabilities, net of businesses acquired and sold:
Receivables	(47,108)	(52,334)
Inventories	(10,874)	1,176
Other assets	(4,723)	17,009
Current liabilities	(1,262)	(1,314)
Other liabilities	(1,086)	(1,440)
Other, net	(1,078)	(72)

Net cash provided by operating activities	12,547	41,865

Cash flows from investing activities
Capital expenditures	(11,908)	(10,248)
Acquisition of businesses, net of cash acquired	(18,419)	(20,533)
Proceeds from sale of business, net of cash sold	17,483	—
Net withdrawals from restricted cash balances	4,650	1,508
Investment in unconsolidated affiliates	(1,617)	—
Proceeds from sales of assets	1,363	1,482
Proceeds from sales of securities	1,787	—

Net cash used in investing activities	(6,661)	(27,791)

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(185,539)	(9,887)
Dividends paid to noncontrolling interests	(2,909)	—
Issuance of long-term debt	—	2,000
(Repayment) issuance of debt by consolidated joint ventures, net	(3,320)	4,426
Net cash (used) received to settle stock-based awards	(785)	326
Repayments of long-term debt	(611)	(500)
Income tax benefit from exercise of stock options	—	186

Net cash used in financing activities	(193,164)	(3,449)

Effect of exchange rate changes on cash	3,516	(2,308)

(Decrease) increase in cash and cash equivalents	(183,762)	8,317
Cash and cash equivalents at the beginning of the period	351,317	274,844

Cash and cash equivalents at the end of the period	$167,555	$283,161
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

The accompanying unaudited interim financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented herein.  The first half of 2017 contained 26 weeks, while the first half of 2016 contained 27 weeks.

Note 1 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.  Approximately four thousand and 418 thousand stock-based awards were excluded from the computation of diluted earnings per share for the quarters ended July 1, 2017 and July 2, 2016, respectively, because they were antidilutive.

Note 2 – Special Dividend

On March 9, 2017, the Company distributed a special dividend of $3.00 in cash and $5.00 in principal amount of the Company’s 6% Subordinated Debentures (Debentures) due March 1, 2027 for each share of common stock outstanding. Interest on the Debentures is payable semiannually on September 1 and March 1, commencing September 1, 2017. At issuance, the Debentures were recorded at their estimated fair value.  The fair value of the Debentures was estimated based on quoted market prices for the same or similar issues, the current rates offered to the Company for debt of the same remaining maturities, or the use of market standard models.  The carrying value of the Debentures approximate fair value at July 1, 2017.

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

If redeemed during the 12-month period beginning March 9:

Year	Redemption Price

2017	106%
2018	105
2019	104
2020	103
2021	102
2022 and thereafter	100

The effect of the special dividend was a decrease in stockholders’ equity of approximately $458.7 million, an increase in long-term debt of approximately $284.5 million, and a decrease in cash of approximately $174.2 million.

INDEX

Note 3 – Acquisitions and Dispositions

Acquisitions

On May 31, 2017, the Company entered into a share purchase agreement pursuant to which the Company acquired all of the outstanding shares of Pexcor Manufacturing Company Inc. (Pexcor) and Heatlink Group Inc. (Heatlink) for approximately $18.5 million, net of working capital adjustments. The total purchase price consisted of $16.3 million in cash at closing and a contingent consideration arrangement which requires the Company to pay the former owners up to $2.2 million based on EBITDA growth of the acquired companies. Pexcor and Heatlink, based out of Calgary, Canada, produce and sell a complete line of products for PEX plumbing and radiant systems. These businesses complement the Company’s existing businesses within the Piping Systems segment.

The fair value of the assets acquired totaled $10.6 million, consisting primarily of inventories of $4.7 million, accounts receivable of $2.9 million, property, plant, and equipment of $2.0 million, other current assets of $0.5 million, and other assets of $0.5 million. The fair value of the liabilities assumed totaled $3.9 million, consisting primarily of accounts payable of $3.6 million and other liabilities of $0.3 million. Of the remaining purchase price, $11.8 million was allocated to non-deductible goodwill and intangible assets. The purchase price allocation is provisional as of July 1, 2017 and subject to change upon completion of the final valuation of the long-lived assets, working capital, and contingent consideration during the measurement period.

On April 26, 2016, the Company entered into an agreement pursuant to which the Company acquired a 60 percent equity interest in Jungwoo Metal Ind. Co., LTD (Jungwoo-Mueller) for approximately $20.5 million in cash.  Jungwoo-Mueller, which manufactures copper-based pipe joining products, is headquartered in Seoul, South Korea and serves markets worldwide.  This business complements the Company’s existing copper fittings business in the Piping Systems segment and is reported in the Company’s Condensed Consolidated Financial Statements one month in arrears.

The fair value of the assets acquired totaled $49.0 million, consisting primarily of property, plant, and equipment of $24.2 million, inventories of $17.6 million, accounts receivable of $5.6 million, other current assets of $1.4 million, and deferred tax assets of $0.2 million.  The fair value of the liabilities assumed totaled $17.9 million, consisting primarily of long-term debt of $8.7 million, accounts payable of $7.3 million, pension liabilities of $0.8 million, other current liabilities of $0.5 million, and other liabilities of $0.6 million.  Of the remaining purchase price, $1.0 million was allocated to non-deductible goodwill and intangible assets.  The noncontrolling interest in Jungwoo-Mueller is $11.6 million.  The valuation of the business has been finalized. Changes to the purchase price allocation from the amounts presented in the Company’s 2016 Annual Report on Form 10-K were immaterial.

Dispositions

On June 21, 2017, the Company entered into a definitive equity transfer agreement with Jiangsu Xingrong Hi-Tech Co. Ltd. and Jiangsu Baiyang Industries Co. Ltd. (Baiyang), together, the minority partners in Mueller-Xingrong (the Company’s Chinese joint venture), pursuant to which the Company sold its 50.5 percent equity interest in Mueller-Xingrong to Baiyang for approximately $18.3 million. Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications in China and was included in the Piping Systems segment. Mueller-Xingrong reported net sales of $67.3 million and net losses of $9 thousand in the first half of 2017 compared to net sales of $69.6 million and net income of $426 thousand in the first half of 2016. The carrying value of the assets disposed totaled $56.7 million, consisting primarily of accounts receivable, inventories, and long-lived assets. The carrying value of the liabilities disposed (consisting primarily of current debt and accounts payable), noncontrolling interest, and amounts recognized in accumulated other comprehensive income (AOCI) totaled $36.2 million. Since the disposal constituted a complete liquidation of the Company’s investment in a foreign entity, the Company removed from AOCI and recognized a cumulative translation gain of $3.8 million. As a result of the disposal, the Company recognized a net gain on the sale of this business of $1.6 million as a reduction of selling, general, and administrative expense in the Condensed Consolidated Financial Statements.

Note 4 –Segment Information

Each of the Company’s reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

Piping Systems

Piping Systems is composed of the following operating segments: Domestic Piping Systems Group, Great Lakes Copper, Pexcor & Heatlink, European Operations, Trading Group, and Jungwoo-Mueller (the Company’s South Korean joint venture).  The Domestic Piping Systems Group manufactures copper tube and fittings, plastic fittings, and line sets.  These products are

INDEX

manufactured in the U.S., sold in the U.S, and exported to markets worldwide.   Outside the U.S., Great Lakes Copper manufactures copper tube and line sets and sells the products primarily in the U.S. and Canada, Pexcor & Heatlink produce a complete line of products for PEX plumbing and radiant systems in Canada, and the European Operations manufacture copper tube in the U.K. which is sold primarily in Europe.  The Trading Group manufactures pipe nipples and imports and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products in the U.S. and Mexico.  Jungwoo-Mueller manufactures copper-based joining products that are sold worldwide.  The Piping Systems segment’s products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, building product retailers, and air-conditioning original equipment manufacturers (OEMs).

The Company disposed of Mueller-Xingrong (the Company’s Chinese joint venture) on June 21, 2017. This business manufactures engineered copper tube primarily for air-conditioning applications in China.

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

Summarized segment information is as follows:

	For the Quarter Ended July 1, 2017
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$422,844	$154,504	$36,636	$282	$614,266

Cost of goods sold	364,261	132,972	27,449	(371)	524,311
Depreciation and amortization	5,591	1,904	615	485	8,595
Selling, general, and administrative expense	18,410	2,864	2,456	10,827	34,557

Operating income	34,582	16,764	6,116	(10,659)	46,803

Interest expense					(6,442)
Other income, net					231

Income before income taxes					$40,592

INDEX

Segment information (continued):

	For the Quarter Ended July 2, 2016
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$388,662	$127,737	$31,359	$(3,687)	$544,071

Cost of goods sold	333,356	104,874	22,448	(4,618)	456,060
Depreciation and amortization	5,787	2,120	618	536	9,061
Selling, general, and administrative expense	16,560	3,619	2,456	11,879	34,514

Operating income	32,959	17,124	5,837	(11,484)	44,436

Interest expense					(1,692)
Other income, net					515

Income before income taxes					$43,259

	For the Six Months Ended July 1, 2017
( In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$821,619	$304,341	$70,915	$(4,689)	$1,192,186

Cost of goods sold	708,907	257,015	53,013	(6,197)	1,012,738
Depreciation and amortization	10,933	3,802	1,244	971	16,950
Selling, general, and administrative expense	36,831	6,094	4,932	22,231	70,088

Operating income	64,948	37,430	11,726	(21,694)	92,410

Interest expense					(8,973)
Other income, net					782

Income before income taxes					$84,219

INDEX

Segment information (continued):

	For the Six Months Ended July 2, 2016
( In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$757,552	$262,258	$62,065	$(4,995)	$1,076,880

Cost of goods sold	647,148	214,103	46,153	(4,702)	902,702
Depreciation and amortization	11,436	4,255	1,217	1,073	17,981
Selling, general, and administrative expense	34,850	6,864	4,979	23,601	70,294

Operating income	64,118	37,036	9,716	(24,967)	85,903

Interest expense					(3,540)
Other income, net					760

Income before income taxes					$83,123

Note 5 – Inventories

(In thousands)	July 1, 2017	December 31, 2016

Raw materials and supplies	$65,739	$57,387
Work-in-process	30,677	42,227
Finished goods	162,789	149,288
Valuation reserves	(6,406)	(6,889)

Inventories	$252,799	$242,013

Note 6 – Derivative Instruments and Hedging Activities

The Company’s earnings and cash flows are subject to fluctuations due to changes in commodity prices, foreign currency exchange rates, and interest rates.  The Company uses derivative instruments such as commodity futures contracts, foreign currency forward contracts, and interest rate swaps to manage these exposures.

All derivatives are recognized in the Condensed Consolidated Balance Sheets at their fair value.  On the date the derivative contract is entered into, it is either a) designated as a hedge of (i) a forecasted transaction or the variability of cash flow to be paid (cash flow hedge) or (ii) the fair value of a recognized asset or liability (fair value hedge), or b) not designated in a hedge accounting relationship, even though the derivative contract was executed to mitigate an economic exposure (economic hedge), as the Company does not enter into derivative contracts for trading purposes.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in stockholders’ equity within AOCI, to the extent effective, until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings.  Changes in the fair value of undesignated derivatives executed as economic hedges and the ineffective portion of designated derivatives are reported in current earnings.

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

INDEX

The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the designated derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items.  When a derivative instrument is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable of occurring, hedge accounting is discontinued prospectively in accordance with the derecognition criteria for hedge accounting.

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

At July 1, 2017, the Company held open futures contracts to purchase approximately $14.3 million of copper over the next 11 months related to fixed price sales orders.  The fair value of those futures contracts was a $254 thousand net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At July 1, 2017, this amount was approximately $169 thousand of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At July 1, 2017, the Company held open futures contracts to sell approximately $31.8 million of copper over the next six months related to copper inventory.  The fair value of those futures contracts was a $457 thousand net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

Interest Rate Swap

On February 20, 2013, the Company entered into a two-year forward-starting interest rate swap agreement with an effective date of January 12, 2015, and an underlying notional amount of $200.0 million, pursuant to which the Company receives variable interest payments based on one-month LIBOR and pays fixed interest at a rate of 1.4 percent.   Based on the Company’s current variable premium pricing on its revolving credit facility, the all-in fixed rate is 2.95 percent.  The interest rate swap will mature on December 11, 2017, and is structured to offset the interest rate risk associated with the Company’s floating-rate, LIBOR-based Credit Agreement.   The swap was designated and accounted for as a cash flow hedge at inception. During the fourth quarter of 2016, the Company discontinued hedge accounting prospectively.

The fair value of the interest rate swap is estimated based on the present value of the difference between expected cash flows calculated at the contracted interest rate and the expected cash flows at the current market interest rate using observable benchmarks for LIBOR forward rates at the end of the period (level 2 within the fair value hierarchy).  Interest payable and receivable under the swap agreement is accrued and recorded as an adjustment to interest expense.  The fair value of the interest rate swap was a $99 thousand loss position at July 1, 2017, and there was $256 thousand of deferred losses, net of tax, included in AOCI that are expected to be reclassified into interest expense over the term of the interest rate swap.

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

INDEX

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	July 1, 2017	December 31, 2016	Balance Sheet Location	July 1, 2017	December 31, 2016

Commodity contracts - gains	Other current assets	$372	$1,013	Other current liabilities	$—	$564
Commodity contracts - losses	Other current assets	(118)	(148)	Other current liabilities	(457)	(920)
Interest rate swap	Other current assets	—	—	Other current liabilities	(99)	(787)

Total derivatives (1)		$254	$865		$(556)	$(1,143)
(1) Does not include the impact of cash collateral received from or provided to counterparties.
The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended		For the Six Months Ended
(In thousands)	Location	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Fair value hedges:
Gain (loss) on commodity contracts (qualifying)	Cost of goods sold	$—	$(332)	$—	$(383)
Gain on hedged item - inventory	Cost of goods sold	—	288	—	350

Undesignated derivatives:
Gain on commodity contracts (nonqualifying)	Cost of goods sold	672	1,326	(423)	1,820

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended July 1, 2017
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(250)	Cost of goods sold	$324
Interest rate swap	—	Interest expense	149
Other	38	Other	—

Total	$(212)	Total	$473

INDEX

Derivative Instruments and Hedging Activities (continued):

	For the Quarter Ended July 2, 2016
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	(Gain) Loss Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$2,464	Cost of goods sold	$(1,359)
Interest rate swap	(115)	Interest expense	59
Other	(349)	Other	—

Total	$2,000	Total	$(1,300)

	For the Six Months Ended July 1, 2017
( In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(813)	Cost of goods sold	$676
Interest rate swap	—	Interest expense	298
Other	156	Other	—

Total	$(657)	Total	$974

	For the Six Months Ended July 2, 2016
( In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	(Gain) Loss Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$3,337	Cost of goods sold	$(1,291)
Interest rate swap	(585)	Interest expense	128
Other	(295)	Other	—

Total	$2,457	Total	$(1,163)

The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the open hedge contracts through July 1, 2017 was not material to the Condensed Consolidated Statements of Income.

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At July 1, 2017 and December 31, 2016, the Company had recorded restricted cash in other current

INDEX

assets of $1.2 million and $1.4 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Note 7 – Investment in Unconsolidated Affiliates

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

	July 1, 2017	December 31, 2016

Current assets	$247,006	$244,323
Noncurrent assets	132,800	130,400
Current liabilities	168,610	148,806
Noncurrent liabilities	61,364	71,681

	For the Quarter Ended		For the Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Net sales	$132,600	$138,900	$258,900	$290,500
Gross profit	19,600	19,500	35,200	37,500
Net (loss) income	(217)	(1,990)	(2,704)	3,854

The Company’s income from unconsolidated affiliates, net of tax, for the six months ended July 2, 2016 included a gain of $17.1 million that resulted from the allocation of the purchase price, which was partially offset by restructuring and impairment charges of $5.3 million and net losses of $8.0 million.

On December 30, 2015, the Company entered into a joint venture agreement with Cayan Ventures and Bahrain Mumtalakat Holding Company to build a copper tube mill in Bahrain. The business will operate and brand its products under the Mueller Industries family of brands. The Company has invested approximately $2.2 million of cash to date and will be the technical and marketing lead in return for 40 percent ownership in the joint venture.

INDEX

Note 8 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Pension benefits:
Service cost	$36	$165	$71	$360
Interest cost	1,653	1,969	3,318	3,944
Expected return on plan assets	(2,186)	(2,466)	(4,368)	(4,932)
Amortization of net loss	516	746	1,072	1,520

Net periodic benefit cost	$19	$414	$93	$892

Other benefits:
Service cost	$53	$60	$109	$122
Interest cost	146	149	295	305
Amortization of prior service credit	(226)	(224)	(451)	(448)
Amortization of net gain	(15)	(20)	(20)	(18)

Net periodic benefit income	$(42)	$(35)	$(67)	$(39)

Note 9 – Commitments and Contingencies

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

Lead Refinery Site

U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of MRRC, has conducted corrective action and interim remedial activities (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act since December 1996. Although the Site Activities have been substantially concluded, Lead Refinery is required to perform monitoring and maintenance-related activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management effective as of March 2, 2013.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are estimated at between $2.1 million and $4.7 million over the next 20 years.

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

On November 8, 2016, the Company, its subsidiary Arava Natural Resources Company, Inc. (Arava), and Arava’s subsidiary MRRC each received general notice letters from the EPA asserting that they may be PRPs in connection with the Lead Refinery NPL site. The Company, Arava, and MRRC have denied liability for any remedial action and response costs associated with the Lead Refinery NPL site. In June 2017, the EPA requested that Lead Refinery conduct, and the Company fund, a remedial investigation and feasibility study of the Lead Refinery NPL site pursuant to a proposed administrative settlement agreement and

INDEX

order on consent. The Company is evaluating the request. At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss with respect to any remedial action related to the Lead Refinery NPL site.

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

The Company believes the EEOC’s allegations are without merit. Notwithstanding the Company’s position, in consultation with its liability insurers, the Company entered into a conciliation process with the EEOC for purposes of resolving the claims. On April 12, 2017, the Company received a letter from the EEOC stating that the conciliation process had concluded without a resolution of the claims, and that the matter would be referred to its Legal Department for potential litigation. Due to the procedural stage of this matter, the Company is unable to determine the likelihood of a material adverse outcome in this matter, or the amount or range of a potential loss in excess of any available insurance coverage.

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at July 1, 2017 were $8.3 million.

Note 10 – Income Taxes

The Company’s effective tax rate for the second quarter of 2017 was 31 percent compared with 32 percent for the same period last year.  The items impacting the effective tax rate for the second quarter of 2017 were primarily attributable to reductions for the U.S. production activities deduction of $0.9 million and the effect of foreign tax rates lower than statutory tax rates of $1.6 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $0.8 million and miscellaneous items totaling $0.2 million.

For the second quarter of 2016, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to reductions for the U.S. production activities deduction of $1.0 million and the effect of foreign tax rates lower than statutory rates of $1.4 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $0.8 million and miscellaneous items totaling $0.5 million.

The Company’s effective tax rate for the first half of 2017 was 29 percent compared with 34 percent for the same period last year.  The items impacting the effective tax rate for the first half of 2017 were primarily attributable to reductions for the U.S. production activities deduction of $1.8 million; the effect of foreign tax rates lower than statutory tax rates of $3.0 million; the tax benefit of equity compensation deductions of $1.7 million; and the impact of investments in unconsolidated affiliates of $0.8 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.7 million and miscellaneous items totaling $0.7 million.

For the first half of 2016, the difference between the effective tax rate and the amount computed using the U.S. federal statutory tax rate was primarily attributable to reductions for the U.S. production activities deduction of $1.9 million and the effect of foreign tax rates lower than statutory rates of $2.5 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.7 million and miscellaneous items totaling $1.7 million.

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

INDEX

Note 11 – Accumulated Other Comprehensive Income

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

The following table provides changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Six Months Ended July 1, 2017
(In thousands)	Cumulative Translation Adjustment	Unrealized (Loss) Gain on Derivatives	Pension/OPEB Liability Adjustment	Unrealized Gain (Loss) on Equity Securities	Attributable to Unconsol. Affiliates	Total

Balance as of December 31, 2016	$(49,965)	$(300)	$(23,046)	380	$5,975	$(66,956)

Other comprehensive income (loss) before reclassifications	11,058	(657)	(856)	(1)	(351)	9,193
Amounts reclassified from AOCI	(3,777)	974	491	(379)	—	(2,691)

Net current-period other comprehensive income (loss)	7,281	317	(365)	(380)	(351)	6,502

Balance as of July 1, 2017	$(42,684)	$17	$(23,411)	—	$5,624	$(60,454)

	For the Six Months Ended July 2, 2016
(In thousands)	Cumulative Translation Adjustment	Unrealized (Loss) Gain on Derivatives	Pension/OPEB Liability Adjustment	Unrealized Gain on Equity Securities	Attributable to Unconsol. Affiliates	Total

Balance as of December 26, 2015	$(24,773)	$(2,009)	$(28,429)	221	$—	$(54,990)

Other comprehensive (loss) income before reclassifications	(9,939)	2,457	1,910	23	1,438	(4,111)
Amounts reclassified from AOCI	—	(1,163)	792	—	—	(371)

Net current-period other comprehensive (loss) income	(9,939)	1,294	2,702	23	1,438	(4,482)

Balance as of July 2, 2016	$(34,712)	$(715)	$(25,727)	244	$1,438	$(59,472)

INDEX

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended		For the Six Months Ended
( In thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	Affected line item

Unrealized losses (gains) on derivatives:
Commodity contracts	$602	$(2,108)	$1,024	$(1,871)	Cost of goods sold
Interest rate swap	232	92	464	200	Interest expense
	(361)	716	(514)	508	Income tax (benefit) expense

	$473	$(1,300)	$974	$(1,163)	Net of tax and noncontrolling interests

Amortization of net loss and prior service cost on employee benefit plans	$275	$502	$601	$1,054	Selling, general, and administrative expense
	(46)	(122)	(110)	(262)	Income tax benefit

	$229	$380	$491	$792	Net of tax and noncontrolling interests

Sale of available-for-sale securities	$(357)	$—	$(611)	$—	Other income
	$138	$—	$232	$—	Income tax expense

	$(219)	$—	$(379)	$—	Net of tax and noncontrolling interests

Gain recognized upon sale of business	$(3,777)	$—	$(3,777)	$—	Selling, general, and administrative expense
	$—	$—	$—	$—	Income tax expense

	$(3,777)	$—	$(3,777)	$—	Net of tax and noncontrolling interests

INDEX

Note 12 – Noncontrolling Interests

(In thousands)	Noncontrolling Interests

Balance as of December 31, 2016	$37,753
Sale of Mueller-Xingrong	(23,712)
Dividends paid to noncontrolling interests	(2,909)
Net income attributable to noncontrolling interests	668
Other comprehensive income attributable to noncontrolling interests, net of tax:
Foreign currency translation	835

Balance as of July 1, 2017	$12,635

Note 13 – Recently Issued Accounting Standards

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires employers that sponsor defined benefit pension and/or other postretirement benefit plans to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period and other components of net periodic benefits cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. The guidance is effective for the Company in interim and annual periods beginning in 2018. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. The Company does not expect the adoption of the standard to have a material impact on its Condensed Consolidated Financial Statements.

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

INDEX

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

Note 14 – Subsequent Events

On July 10, 2017 and July 21, 2017, the Company made payments of $50.0 million and $30.0 million, respectively, to reduce the debt outstanding under its Credit Agreement. The Credit Agreement provides for an unsecured $350.0 million revolving credit facility which matures on December 6, 2021. Total borrowings under the Credit Agreement were $200.0 million as of July 1, 2017.

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

Each of our reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

•
Piping Systems:  The Piping Systems segment is composed of Domestic Piping Systems Group, Great Lakes Copper, Pexcor & Heatlink, European Operations, Trading Group, and Jungwoo-Mueller (our South Korean joint venture).  The Domestic Piping Systems Group manufactures copper tube and fittings, plastic fittings, and line sets.  These products are manufactured in the U.S., sold in the U.S., and exported to markets worldwide. Great Lakes Copper manufactures copper tube and line sets in Canada and sells the products primarily in the U.S. and Canada.  Pexcor & Heatlink produce a complete line of products for PEX plumbing and radiant systems in Canada. European Operations manufacture copper tube in the United Kingdom, which is sold throughout Europe.  The Trading Group manufactures pipe nipples and sources products for import distribution in North America.  Jungwoo-Mueller manufactures copper-based joining products that are sold worldwide.  The Piping Systems segment sells products to wholesalers in the plumbing and refrigeration markets, distributors to the manufactured housing and recreational vehicle industries, building material retailers, and air-conditioning OEMs.

The Company disposed of Mueller-Xingrong (the Company’s Chinese joint venture) on June 21, 2017. This business manufactures engineered copper tube primarily for air-conditioning applications in China.

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

INDEX

pressure components, and coaxial heat exchangers.  The segment sells its products primarily to the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

New housing starts and commercial construction are important determinants of our sales to the heating, ventilation, and air-conditioning, refrigeration, and plumbing markets because the principal end use of a significant portion of our products is in the construction of single and multi-family housing and commercial buildings.  Repairs and remodeling projects are also important drivers of underlying demand for these products.

Residential construction activity has shown improvement in recent years, but remains at levels below long-term historical averages.  Per the U.S. Census Bureau, the June 2017 seasonally adjusted annual rate of new housing starts was 1.2 million, consistent with the June 2016 rate.  Mortgage rates remain at historically low levels, as the average 30-year fixed mortgage rate was 4.08 percent for the first half of 2017 and 3.65 percent for the twelve months ended December 2016.  The private non-residential construction sector, which includes offices, industrial, health care, and retail projects, has shown improvement in recent years.  Per the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $433.6 billion in May 2017 compared to the May 2016 rate of $430.0 billion.  We expect that most of these conditions will continue to improve.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for 2017 and 2016:

	Quarter Ended		Percent Change	Six Months Ended		Percent Change
(In thousands)	July 1, 2017	July 2, 2016	2017 vs. 2016	July 1, 2017	July 2, 2016	2017 vs. 2016

Net sales	$614,266	$544,071	12.9%	$1,192,186	$1,076,880	10.7%
Operating income	46,803	44,436	5.3	92,410	85,903	7.6
Net income	27,633	27,797	(0.6)	57,620	56,427	2.1

INDEX

 The following are components of changes in net sales compared to the prior year:

	Quarter-to-Date 2017 vs. 2016	Year-to-Date 2017 vs. 2016
Net selling price in core product lines	11.0%	11.8%
Unit sales volume in core product lines	—	(1.9)
Acquisitions	2.3	2.2
Other	(0.4)	(1.4)

	12.9%	10.7%

The increase in net sales during the second quarter of 2017 was primarily due to (i) higher net selling prices of $59.6 million in our core product lines, primarily copper tube and brass rod, (ii) $8.4 million of incremental sales recorded by Jungwoo Metal Ind. Co., LTD (Jungwoo-Mueller), acquired in April 2016, and (iii) $2.4 million of sales recorded by Pexcor Manufacturing Company Inc. (Pexcor) and Heatlink Group Inc. (Heatlink), acquired in June 2017.

The increase in net sales during the first half of 2017 was primarily due to (i) higher net selling prices of $126.7 million in our core product lines and (ii) $19.3 million of incremental sales recorded by Jungwoo-Mueller. These increases were offset by lower unit sales volume of $19.9 million in our core product lines.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

INDEX

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2017 and 2016:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Cost of goods sold	$524,311	$456,060	$1,012,738	$902,702
Depreciation and amortization	8,595	9,061	16,950	17,981
Selling, general and administrative expense	34,557	34,514	70,088	70,294

Operating expenses	$567,463	$499,635	$1,099,776	$990,977

	For the Quarter Ended		For the Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Cost of goods sold	85.4%	83.8%	84.9%	83.8%
Depreciation and amortization	1.4	1.7	1.4	1.7
Selling, general and administrative expense	5.6	6.3	5.9	6.5

Operating expenses	92.4%	91.8%	92.2%	92.0%

Q2 2017 compared to Q2 2016

The increase in cost of goods sold was primarily due to the increase in the average cost of copper, our principal raw material, and the increase in sales volume related to the acquisition of Jungwoo-Mueller.  Depreciation and amortization decreased slightly in the second quarter of 2017 primarily as a result of several long-lived assets becoming fully depreciated and amortized. Selling, general, and administrative expense for the second quarter of 2017 was consistent with the second quarter of 2016. This included incremental expenses associated with Jungwoo-Mueller, Pexcor, and Heatlink of $1.4 million, offset by a gain on the sale of Mueller-Xingrong of $1.6 million.

Interest expense increased for the second quarter of 2017 primarily as a result of interest associated with our 6% Subordinated Debentures that were issued during the first quarter as part of our special dividend. Other income, net, for the second quarter of 2017 was consistent with the second quarter of 2016.

Our effective tax rate for the second quarter of 2017 was 31 percent compared with 32 percent for the same period last year.  The items impacting the effective tax rate for the second quarter of 2017 were primarily attributable to reductions for the U.S. production activities deduction of $0.9 million and the effect of foreign tax rates lower than statutory tax rates of $1.6 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $0.8 million and miscellaneous items totaling $0.2 million.

For the second quarter of 2016, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to reductions for the U.S. production activities deduction of $1.0 million and the effect of foreign tax rates lower than statutory rates of $1.4 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $0.8 million and miscellaneous items totaling $0.5 million.

We own a 50 percent interest in Tecumseh Products Holdings LLC, an unconsolidated affiliate that acquired Tecumseh Products Company (Tecumseh) during the third quarter of 2015.  We also own a 50 percent interest in a second unconsolidated affiliate that provided financing to Tecumseh in conjunction with the acquisition.  We account for these investments using the equity method of accounting.  For the second quarter of 2017, we recognized losses of $0.1 million on these investments, compared to losses of $1.0 million in the second quarter of 2016.

INDEX

2017 YTD compared to 2016 YTD

The increase in cost of goods sold was primarily due to the increase in the average cost of copper and the increase in sales volume related to the acquisition of Jungwoo-Mueller, partially offset by lower sales volume in our core product lines.  Depreciation and amortization decreased in the first half of 2017 primarily as a result of several long-lived assets becoming fully depreciated and amortized. Selling, general, and administrative expense decreased slightly for the first half of 2017 primarily as a result of the the period having 26 weeks as compared to 27 weeks in first half of 2016. In addition, we recognized a gain on the sale of Mueller-Xingrong of $1.6 million during first half of 2017. This was offset by incremental expenses associated with Jungwoo-Mueller, Pexcor, and Heatlink of $2.2 million.

Interest expense increased in the first half of 2017 primarily as a result of interest associated with our 6% Subordinated Debentures that were issued during the first quarter as part of our special dividend.  Other income, net, for the first six months of 2017 was consistent with the first six months of 2016.

Our effective tax rate for the first half of 2017 was 29 percent compared with 34 percent for the same period last year.  The items impacting the effective tax rate for the first half of 2017 were primarily attributable to reductions for the U.S. production activities deduction of $1.8 million; the effect of foreign tax rates lower than statutory tax rates of $3.0 million; the tax benefit of equity compensation deductions of $1.7 million; and the impact of investments in unconsolidated affiliates of $0.8 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.7 million and miscellaneous items totaling $0.7 million.

For the first half of 2016, the difference between the effective tax rate and the amount computed using the U.S. federal statutory tax rate was primarily attributable to reductions for the U.S. production activities deduction of $1.9 million and the effect of foreign tax rates lower than statutory rates of $2.5 million.  These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.7 million and miscellaneous items totaling $1.7 million.

During the first half of 2017, we recognized losses of $1.4 million on our investment in unconsolidated affiliates. During the first half of 2016, we recognized $1.9 million of income on these investments.  This included the gain that resulted from the allocation of the purchase price recorded by our equity method investees, which was partially offset by restructuring and impairment charges and net losses.

Piping Systems Segment

The following table compares summary operating results for 2017 and 2016 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	July 1, 2017	July 2, 2016	2017 vs. 2016	July 1, 2017	July 2, 2016	2017 vs. 2016

Net sales	$422,844	$388,662	8.8%	$821,619	$757,552	8.5%
Operating income	34,582	32,959	4.9	64,948	64,118	1.3

The following are components of changes in net sales compared to the prior year:

	Quarter-to-Date 2017 vs. 2016	Year-to-Date 2017 vs. 2016
Net selling price in core product lines	10.7%	11.5%
Unit sales volume in core product lines	(2.5)	(3.8)
Acquisitions	2.6	2.7
Other	(2.0)	(1.9)

	8.8%	8.5%

INDEX

The increase in net sales during the second quarter of 2017 was primarily attributable to (i) higher net selling prices in the segment’s core product lines, primarily copper tube, of $41.4 million, (ii) $8.4 million of incremental sales recorded by Jungwoo-Mueller, and (iii) $2.4 million of sales recorded by Pexcor and Heatlink. These increases were offset by lower unit sales volume of $9.7 million in the segment’s core product lines.

Net sales during the first half of 2017 increased primarily as a result of (i) higher net selling prices in the segment’s core product lines of $87.1 million and (ii) $19.3 million of incremental sales recorded by Jungwoo-Mueller.  These increases were offset by (i) a reduction in unit sales volume of $28.6 million in the segment’s core product lines and (ii) a decrease in net sales of $7.4 million in the segment’s non-core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2017 and 2016:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Cost of goods sold	$364,261	$333,356	$708,907	$647,148
Depreciation and amortization	5,591	5,787	10,933	11,436
Selling, general and administrative expense	18,410	16,560	36,831	34,850

Operating expenses	$388,262	$355,703	$756,671	$693,434

	For the Quarter Ended		For the Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Cost of goods sold	86.1%	85.8%	86.3%	85.4%
Depreciation and amortization	1.3	1.5	1.3	1.5
Selling, general and administrative expense	4.4	4.2	4.5	4.6

Operating expenses	91.8%	91.5%	92.1%	91.5%

The increase in cost of goods sold during the second quarter of 2017 was primarily due to the increase in the average cost of copper and the increase in sales volume related to the acquisition of Jungwoo-Mueller, partially offset by the decrease in sales volume in certain other businesses.  Depreciation and amortization decreased slightly as a result of several long-lived assets becoming fully depreciated and amortized. Selling, general, and administrative expense increased for the second quarter of 2017 primarily as a result of (i) higher employee compensation costs, including incentive compensation, of $1.1 million and (ii) incremental expenses associated with Jungwoo-Mueller, Pexcor, and Heatlink of $1.4 million, partially offset by a gain on the sale of Mueller-Xingrong of $1.6 million.

The increase in cost of goods sold during the first half of 2017 was primarily due to the increase in the average cost of copper and the increase in sales volume related to the acquisition of Jungwoo-Mueller, partially offset by the decrease in sales volume.  Depreciation and amortization decreased slightly as a result of several long-lived assets becoming fully depreciated and amortized. Selling, general, and administrative expenses increased for the first half of 2017, primarily due to (i) incremental expenses associated with Jungwoo-Mueller, Pexcor, and Heatlink of $2.2 million and (ii) foreign currency transaction losses of $0.9 million.  This was partially offset by a gain on the sale of Mueller-Xingrong of $1.6 million during first half of 2017.

INDEX

Industrial Metals Segment

The following table compares summary operating results for 2017 and 2016 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	July 1, 2017	July 2, 2016	2017 vs. 2016	July 1, 2017	July 2, 2016	2017 vs. 2016

Net sales	$154,504	$127,737	21.0%	$304,341	$262,258	16.0%
Operating income	16,764	17,124	(2.1)	37,430	37,036	1.1

The following are components of changes in net sales compared to the prior year:

	Quarter-to-Date 2017 vs. 2016	Year-to-Date 2017 vs. 2016
Net selling price in core product lines	14.6%	15.3%
Unit sales volume in core product lines	7.8	3.3
Other	(1.4)	(2.6)

	21.0%	16.0%

The increase in net sales during the second quarter of 2017 was primarily due to (i) higher net selling prices of $18.2 million and (ii) higher unit sales volume of $9.7 million in the segment’s core product lines, primarily brass rod. This increase was offset by lower sales of $5.9 million in the segment’s non-core product lines.

The increase in net sales during the first half of 2017 was primarily due to (i) higher net selling prices of $39.6 million and (ii) higher unit sales volume of $8.6 million in the segment’s core product lines.  These increases were offset by lower sales of $12.9 million in the segment’s non-core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2017 and 2016:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Cost of goods sold	$132,972	$104,874	$257,015	$214,103
Depreciation and amortization	1,904	2,120	3,802	4,255
Selling, general and administrative expense	2,864	3,619	6,094	6,864

Operating expenses	$137,740	$110,613	$266,911	$225,222

	For the Quarter Ended		For the Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Cost of goods sold	86.1%	82.1%	84.4%	81.6%
Depreciation and amortization	1.2	1.7	1.2	1.6
Selling, general and administrative expense	1.8	2.8	2.1	2.7

Operating expenses	89.1%	86.6%	87.7%	85.9%

INDEX

The increase in cost of goods sold during the second quarter of 2017 was primarily due to the increase in the average cost of copper and the increase in sales volume in the segment’s core product lines.  Depreciation and amortization decreased slightly as a result of several fixed assets becoming fully depreciated. Selling, general, and administrative expenses decreased primarily as a result of fixed asset impairment charges of $0.6 million recognized during the second quarter of 2016 that were absent during the second quarter of 2017.

The increase in cost of goods sold during the first half of 2017 was primarily due to the increase in the average cost of copper and the increase in sales volume in the segment’s core product lines, partially offset by the decrease in sales volume in the segment’s non-core product lines.  Depreciation and amortization decreased slightly as a result of several fixed assets becoming fully depreciated. Selling, general, and administrative expenses decreased primarily as a result of fixed asset impairment charges of $0.6 million recognized during the first half of 2016 that were absent during the first half of 2017.

Climate Segment

The following table compares summary operating results for 2017 and 2016 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	July 1, 2017	July 2, 2016	2017 vs. 2016	July 1, 2017	July 2, 2016	2017 vs. 2016

Net sales	$36,636	$31,359	16.8%	$70,915	$62,065	14.3%
Operating income	6,116	5,837	4.8	11,726	9,716	20.7

Sales for the second quarter and the first half of 2017 increased primarily as a result of an increase in volume and product mix.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2017 and 2016:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Cost of goods sold	$27,449	$22,448	$53,013	$46,153
Depreciation and amortization	615	618	1,244	1,217
Selling, general and administrative expense	2,456	2,456	4,932	4,979

Operating expenses	$30,520	$25,522	$59,189	$52,349

	For the Quarter Ended		For the Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Cost of goods sold	74.9%	71.6%	74.8%	74.4%
Depreciation and amortization	1.7	2.0	1.8	2.0
Selling, general and administrative expense	6.7	7.8	6.9	7.9

Operating expenses	83.3%	81.4%	83.5%	84.3%

Cost of goods sold increased during the second quarter of 2017 primarily due to the increase in volume and improved product mix within the segment.  Depreciation and amortization and selling, general, and administrative expenses for the second quarter of 2017 were consistent with the expense recorded for the second quarter of 2016.

INDEX

The increase in cost of goods sold during the first half of 2017 was related to the increase in volume and improved product mix within the segment. Depreciation and amortization and selling, general, and administrative expenses were consistent with the first half of 2016.

Liquidity and Capital Resources

The following table presents selected financial information for the first half of 2017 and 2016:

(In thousands)	2017	2016

Increase (decrease) in:
Cash and cash equivalents	$(183,762)	$8,317
Property, plant, and equipment, net	(10,637)	17,715
Total debt	276,262	13,862
Working capital, net of cash and current debt	33,912	52,950

Net cash provided by operating activities	12,547	41,865
Net cash used in investing activities	(6,661)	(27,791)
Net cash used in financing activities	(193,164)	(3,449)

Cash Provided by Operating Activities

During the six months ended July 1, 2017, net cash provided by operating activities was primarily attributable to net consolidated net income of $58.3 million and depreciation and amortization of $17.1 million. This cash increase was offset by an increase in receivables of $47.1 million and an increase in inventories of $10.9 million. The fluctuations were primarily due to increased sales volume in certain businesses and additional working capital needs in the first half of 2017.

During the six months ended July 2, 2016, net cash provided by operating activities was primarily attributable to consolidated net income of $56.9 million, depreciation and amortization of $18.2 million, and a decrease in other assets of $17.0 million. These cash increases were partially offset by an increase in receivables of $52.3 million. The fluctuations were primarily due to increased sales volume in certain businesses and additional working capital needs in the first half of 2016.

Cash Used in Investing Activities

The major components of net cash used in investing activities during the six months ended July 1, 2017 included $18.4 million for the purchase of Pexcor and Heatlink, net of cash acquired, and capital expenditures of $11.9 million. These uses of cash were offset by $17.5 million of proceeds, net of cash sold, from the sale of our 50.5 percent equity interest in Mueller-Xingrong and net withdrawals from restricted cash balances of $4.7 million.

The major components of net cash used in investing activities during the six months ended July 2, 2016 included $20.5 million for the purchase of a 60.0 percent equity interest in Jungwoo-Mueller, net of cash acquired, and capital expenditures of $10.2 million. This was offset by $1.5 million in proceeds from the sale of properties and net withdrawals from restricted cash balances of $1.5 million.

Cash Used in Financing Activities

For the six months ended July 1, 2017, net cash used in financing activities consisted primarily of $185.5 million used for the payment of the special dividend and the regular quarterly dividends to stockholders of the Company, $3.3 million used for repayment of debt by Mueller-Xingrong and Jungwoo-Mueller, and $2.9 million used for payment of dividends to noncontrolling interests.

For the six months ended July 2, 2016, net cash used in financing activities consisted primarily of $9.9 million used for payment of regular quarterly dividends to stockholders of the Company. This was partially offset by issuance of debt of $6.4 million.

INDEX

Liquidity and Outlook

We believe that cash provided by operations, funds available under the credit agreement, and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.  As of July 1, 2017 our current ratio was 3.4 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $0.3 million during the first half of 2017.  We expect to spend approximately $0.4 million for the remainder of 2017 for ongoing environmental remediation activities.

The Company declared and paid a quarterly cash dividend of 10.0 cents per common share during the first and second quarters of 2017, 7.5 cents per common share in the first quarter of 2016, and 10.0 cents per common share in the second quarter of 2016.  Additionally, during the first quarter of 2017 the Company distributed a special dividend composed of $3.00 in cash and $5.00 in principal amount of the Company’s 6% Subordinated Debentures (Debentures) due 2027 for each share of common stock outstanding. Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

The Company’s Credit Agreement provides for an unsecured $350.0 million revolving credit facility which matures on December 6, 2021.  Total borrowings under the Credit Agreement were $200.0 million at July 1, 2017. The Credit Agreement backed approximately $8.3 million in letters of credit at the end of the second quarter of 2017.

The Debentures distributed as part of our special dividend are subordinated to all other funded debt of the Company and are callable, in whole or in part, at any time at the option of the Company, subject to declining call premiums during the first five years. The Debentures also grant each holder the right to require the Company to repurchase such holder’s Debentures in the event of a change in control at declining repurchase premiums during the first five years. Interest is payable semiannually on September 1 and March 1, commencing September 1, 2017. Total Debentures outstanding as of July 1, 2017 were $284.5 million.

As of July 1, 2017, the Company’s total debt was $503.6 million or 49.9 percent of its total capitalization.

On July 10, 2017 and July 21, 2017, the Company made payments of $50.0 million and $30.0 million, respectively, to reduce the debt outstanding under its Credit Agreement.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of July 1, 2017, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until October 2017, its authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We have no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through July 1, 2017, the Company has repurchased approximately 4.7 million shares under this authorization.

Contractual Cash Obligations

There have been no significant changes in our contractual cash obligations reported at December 31, 2016 other than the debt and interest payments on the Debentures due in 2027 and the payments on the Credit Agreement due in 2021.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At July 1, 2017, we held open futures contracts to purchase approximately $14.3 million of copper over the next 11 months related to fixed-price sales orders and to sell approximately $31.8 million of copper over the next six months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying natural gas prices.  As of July 1, 2017, we held no open futures contracts to purchase natural gas.

Interest Rates

At July 1, 2017, we had variable-rate debt outstanding of $203.8 million.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on LIBOR.

Included in the variable-rate debt outstanding is the Company’s $200.0 million Credit Agreement which bears interest based on LIBOR.  We have reduced our exposure to increases in LIBOR by entering into interest rate swap contracts. These contracts were designated as cash flow hedges through December 2016, at which time the Company discontinued hedge accounting prospectively.  The fair value of these contracts have been recorded in the Condensed Consolidated Balance Sheets, and the related gains and losses on the contracts were deferred in stockholders’ equity as a component of AOCI through December 2016, but are reported in current earnings subsequent to that date.  Deferred gains or losses on the contracts are recognized in interest expense in the period in which the related interest payment previously being hedged is expensed.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At July 1, 2017, we had open forward contracts with a financial institution to sell approximately 4.5 million euros, 23.6 million Swedish kronor, and 8.8 million Norwegian kroner through October 2017.

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

INDEX

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of July 1, 2017.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of July 1, 2017 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending July 1, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

INDEX

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until October 2017, its authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to repurchase any shares and may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for employee benefit plans, as well as for other corporate purposes.  From its initial authorization in 1999 through July 1, 2017, the Company had repurchased approximately 4.7 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended July 1, 2017.

	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

					15,287,060	(1)
April 2 - April 29, 2017	—	(2)	$—	—
April 30 - May 27, 2017	3,052	(2)	$27.59	—
May 28 - July 1, 2017	1,219	(2)	$30.25	—
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

Item 5.  Other Information

Election of Directors

On July 24, 2017, the Company’s Board of Directors (the Board) elected Charles P. Herzog Jr. to the Board effective July 31, 2017. At the time of election, the Board did not appoint Mr. Herzog to any committees of the Board.

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
July 26, 2017	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
July 26, 2017	Anthony J. Steinriede
Date	Vice President – Corporate Controller

INDEX

EXHIBIT INDEX

Exhibits	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema