Form 10-Q
period 2018-03-31
MUELLER INDUSTRIES INC
filed 2018-04-25
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2018	Commission file number 1–6770
MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of April 20, 2018 was 57,564,680.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2018

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
(In thousands, except per share data)	March 31, 2018	April 1, 2017 (1)

Net sales	$640,060	$577,920

Cost of goods sold	545,670	488,427
Depreciation and amortization	9,456	8,355
Selling, general, and administrative expense	34,057	35,574
Asset impairment	3,469	—

Operating income	47,408	45,564

Interest expense	(5,909)	(2,531)
Other income, net	560	594

Income before income taxes	42,059	43,627

Income tax expense	(7,395)	(11,929)
Loss from unconsolidated affiliates, net of foreign tax	(10,320)	(1,243)

Consolidated net income	24,344	30,455

Net income attributable to noncontrolling interests	(216)	(468)

Net income attributable to Mueller Industries, Inc.	$24,128	$29,987

Weighted average shares for basic earnings per share	56,900	56,780
Effect of dilutive stock-based awards	517	658

Adjusted weighted average shares for diluted earnings per share	57,417	57,438

Basic earnings per share	$0.42	$0.53

Diluted earnings per share	$0.42	$0.52

Dividends per share	$0.100	$8.100

See accompanying notes to condensed consolidated financial statements.

(1) The Condensed Consolidated Statement of Income for the quarter ended April 1, 2017 has been adjusted to reflect the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The components of net periodic benefit cost (income) other than the service cost component are included in other income, net in the Condensed Consolidated Statements of Income. Refer to Note 1 for further discussion.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended
(In thousands)	March 31, 2018	April 1, 2017

Consolidated net income	$24,344	$30,455

Other comprehensive income (loss), net of tax:
Foreign currency translation	4,977	7,210
Net change with respect to derivative instruments and hedging activities, net of tax of $279 and $(96)	(1,062)	56
Net change in pension and postretirement obligation adjustments, net of tax of $180 and $11	(451)	40
Attributable to unconsolidated affiliates, net of tax of $116 and $903	(401)	(1,598)
Other, net	—	(144)

Total other comprehensive income, net	3,063	5,564

Consolidated comprehensive income	27,407	36,019
Comprehensive income attributable to noncontrolling interests	(393)	(1,117)

Comprehensive income attributable to Mueller Industries, Inc.	$27,014	$34,902

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	March 31, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$91,573	$120,269
Accounts receivable, less allowance for doubtful accounts of $783 in 2018 and $980 in 2017	321,756	244,795
Inventories	329,231	327,901
Other current assets	20,267	46,150

Total current assets	762,827	739,115

Property, plant, and equipment, net	300,074	304,321
Goodwill, net	137,048	130,293
Intangible assets, net	40,735	42,008
Investment in unconsolidated affiliates	70,056	76,434
Other assets	26,104	28,002

Total assets	$1,336,844	$1,320,173

Liabilities
Current liabilities:
Current portion of debt	$9,087	$16,480
Accounts payable	115,425	102,503
Accrued wages and other employee costs	27,107	33,546
Other current liabilities	61,705	89,723

Total current liabilities	213,324	242,252

Long-term debt, less current portion	478,778	448,592
Pension liabilities	11,098	11,606
Postretirement benefits other than pensions	17,051	17,107
Environmental reserves	23,091	23,699
Deferred income taxes	18,807	19,403
Other noncurrent liabilities	21,630	21,486

Total liabilities	783,779	784,145

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 57,564,594 in 2018 and 57,809,509 in 2017	802	802
Additional paid-in capital	276,429	274,585
Retained earnings	761,319	743,503
Accumulated other comprehensive loss	(47,614)	(51,056)
Treasury common stock, at cost	(452,181)	(445,723)

Total Mueller Industries, Inc. stockholders' equity	538,755	522,111
Noncontrolling interests	14,310	13,917

Total equity	553,065	536,028

Commitments and contingencies	—	—
Total liabilities and equity	$1,336,844	$1,320,173
See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
(In thousands)	March 31, 2018	April 1, 2017 (1)

Cash flows from operating activities
Consolidated net income	$24,344	$30,455
Reconciliation of consolidated net income to net cash used in operating activities:
Depreciation and amortization	9,536	8,419
Stock-based compensation expense	1,912	1,736
Loss from unconsolidated affiliates	10,320	1,243
Gain on disposals of properties	(676)	(16)
Gain on sales of securities	—	(254)
Impairment charge	3,469	—
Deferred income taxes	(940)	(80)
Changes in assets and liabilities:
Receivables	(72,843)	(53,756)
Inventories	3,504	(6,991)
Other assets	20,967	1,205
Current liabilities	(23,898)	8,215
Other liabilities	(1,845)	(668)
Other, net	(365)	(930)

Net cash used in operating activities	(26,515)	(11,422)

Cash flows from investing activities
Capital expenditures	(5,517)	(7,345)
Acquisition of businesses, net of cash acquired	(12,466)	—
Investment in unconsolidated affiliates	(609)	—
Proceeds from sales of assets	708	192
Proceeds from sales of securities	—	1,444

Net cash used in investing activities	(17,884)	(5,709)

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(5,679)	(179,848)
Repurchase of common stock	(6,575)	—
Issuance of long-term debt	41,754	—
Repayments of long-term debt	(15,903)	(306)
Repayment of debt by consolidated joint ventures, net	(3,342)	(7,367)
Net cash received (used) to settle stock-based awards	50	(870)

Net cash provided by (used in) financing activities	10,305	(188,391)

Effect of exchange rate changes on cash	1,289	2,499

Decrease in cash, cash equivalents, and restricted cash	(32,805)	(203,023)
Cash, cash equivalents, and restricted cash at the beginning of the period	126,563	360,469

Cash, cash equivalents, and restricted cash at the end of the period	$93,758	$157,446
See accompanying notes to condensed consolidated financial statements.

(1) The Condensed Consolidated Statement of Cash Flows for the quarter ended April 1, 2017 has been adjusted to reflect the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The Condensed Consolidated Statements of Cash Flows reflects the changes during the periods in the total of cash, cash equivalents, and restricted cash. Therefore, restricted cash activity is included with cash when reconciling the beginning-of-period and end-of-period total amounts shown. Refer to Note 1 for further discussion.

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

Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications primarily relate to the adoptions of Accounting Standards Update (ASU) 2017-07 and 2016-18 as further described in “Note 1 - Recently Issued Accounting Standards.”

Note 1 – Recent Accounting Standards

Adopted

In February 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI). The ASU permits entities to reclassify tax effects stranded in AOCI as a result of tax reform to retained earnings. The guidance is effective for the Company in interim and annual periods beginning in 2019. Early adoption is permitted and can be applied retrospectively or in the period of adoption. The Company early adopted the ASU during the first quarter of 2018, which resulted in a reclassification of $556 thousand from AOCI to retained earnings during the quarter.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires employers that sponsor defined benefit pension and/or other postretirement benefit plans to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period and other components of net periodic benefits cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. The Company adopted the ASU during the first quarter of 2018 using a retrospective approach for each period presented, and elected to use the practical expedient that allows the Company to use the amounts previously presented in its Benefit Plans disclosure as the estimation basis for applying the retrospective presentation requirements. Prior to the adoption of the ASU, net periodic benefit cost (income) was reported within selling, general, and administrative expense in the Condensed Consolidated Statements of Income. The prior periods have been revised to conform to the current period presentation, resulting in the reclassification of $43 thousand of net periodic benefit income from operating income to other income, net for the quarter ended April 1, 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU provides guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The updated guidance requires prospective adoption. Early adoption is permitted. The Company early adopted the ASU during the first quarter of 2018 and the adoption had no impact on its Condensed Consolidated Financial Statements.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The ASU provides correction or improvement to the guidance previously issued in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the ASU, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects the consideration that it expects to receive in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU requires revenue to be recognized over time (i.e., throughout the production process) rather than at a point in time (generally upon shipment to the customer) if performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date.  The Company adopted the ASU during the first quarter of 2018. The Company has evaluated specific contract terms, primarily within the Industrial Metals and Climate segments, related to the production of customized products and payment rights and determined that there are no significant changes to the timing or nature of revenue recognition under the ASU. As part of the overall evaluation of the standard, the Company has assessed and implemented necessary changes to its accounting policies, practices, and internal controls over financial reporting to support the standard.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted the ASU during the first quarter of 2018 using a retrospective approach for each period presented. Prior to the adoption of the ASU, the Company presented the change in restricted cash balances separately as a cash flow from investing activity. Upon adoption, the Company included restricted cash in each of the balances of the cash, cash equivalents, and restricted cash at the beginning and end of periods in the Condensed Consolidated Statements of Cash Flows. The prior period has been revised to conform to the current period presentation, and as a result, net cash flows for the quarter ended April 1, 2017 increased by $10.6 million. A reconciliation of cash, cash equivalents, and restricted cash as of March 31, 2018 and December 30, 2017 is as follows:

(In thousands)	March 31, 2018	December 30, 2017

Cash & cash equivalents	$91,573	$120,269
Restricted cash included within other current assets	2,080	6,189
Restricted cash included within other assets	105	105

Total cash, cash equivalents, and restricted cash	$93,758	$126,563

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The ASU requires companies to account for the income tax effects of intercompany transfers of assets other than inventory when the transfer occurs. Companies will still be required to defer the income tax effects of intercompany inventory transactions in an exception to the income tax accounting guidance. The Company adopted the ASU during the first quarter of 2018 and the adoption had no impact on its Condensed Consolidated Financial Statements.

Issued

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The ASU requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months.  Recognition, measurement and presentation of expenses will depend on classification as a financing or operating lease.  The amendments also require certain quantitative and qualitative disclosures about leasing arrangements.  The ASU will be effective for interim and annual periods beginning in 2019.  Early adoption is permitted.  Currently the guidance requires a modified retrospective adoption, but in January 2018 the FASB proposed ASU No. 2018-01, Leases (Topic 842), which if approved will allow entities to elect a simplified transition approach whereby they would apply the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The Company is still evaluating the effects that the provisions of the ASU will have on its Condensed Consolidated Financial Statements.

Note 2 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.  There were no awards excluded from the computation of diluted earnings per share for the quarter ended March 31, 2018, and approximately 579 thousand stock-based awards excluded from the computation of diluted earnings per share for the quarter ended April 1, 2017 because they were antidilutive.

Note 3 – Acquisitions

Die-Mold

On March 31, 2018, the Company entered into a share purchase agreement pursuant to which the Company acquired all of the outstanding shares of Die-Mold Tool Limited (Die-Mold) for approximately $12.5 million in cash, net of working capital adjustments. Die-Mold, based out of Ontario, Canada, is a manufacturer of plastic PEX and other plumbing-related fittings and an integrated designer and manufacturer of plastic injection tooling. The business complements the Company’s existing businesses within the Piping Systems segment.

The fair value of the assets acquired totaled $6.0 million, consisting primarily of property, plant, and equipment of $2.1 million, inventories of $2.0 million, and accounts receivable of $1.9 million. The fair value of the liabilities assumed totaled $0.7 million, consisting primarily of accounts payable of $0.6 million and other current liabilities of $0.1 million. Of the remaining purchase price, $7.2 million was allocated to non-deductible goodwill and intangible assets. The purchase price allocation is provisional as of March 31, 2018 and subject to change upon completion of the final valuation of the long-lived assets, working capital, and contingent consideration during the measurement period.

Heatlink Group

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

The fair value of the assets acquired totaled $9.9 million, consisting primarily of inventories of $4.6 million, accounts receivable of $2.8 million, property, plant, and equipment of $2.0 million, and other current assets of $0.5 million. The fair value of the liabilities assumed totaled $4.1 million, consisting primarily of accounts payable of $3.6 million, and other current liabilities of $0.5 million. Of the remaining purchase price, $10.5 million was allocated to non-deductible goodwill and intangible assets. The purchase price allocation is provisional as of March 31, 2018 and subject to change upon completion of the final valuation of the long-lived assets, working capital, and contingent consideration during the measurement period.

Note 4 – Segment Information

Each of the Company’s reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

Piping Systems

Piping Systems is composed of the following operating segments: Domestic Piping Systems Group, Great Lakes Copper, Heatlink Group, Die-Mold, European Operations, Trading Group, and Jungwoo-Mueller (the Company’s South Korean joint venture).  The Domestic Piping Systems Group manufactures copper tube and fittings, plastic fittings, and line sets.  These products are manufactured in the U.S., sold in the U.S, and exported to markets worldwide.   Outside the U.S., Great Lakes Copper manufactures copper tube and line sets in Canada and sells the products primarily in the U.S. and Canada, Heatlink Group produces a complete line of products for PEX plumbing and radiant systems in Canada and sells these products in Canada and the U.S., Die-Mold manufactures PEX and other plumbing-related fittings and plastic injection tooling in Canada, and the European Operations manufacture copper tube in the U.K. which is sold primarily in Europe.  The Trading Group manufactures pipe nipples and imports and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products in the U.S. and Mexico.  Jungwoo-Mueller manufactures copper-based joining products that are sold worldwide.  The Piping Systems segment’s products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, building product retailers, and air-conditioning original equipment manufacturers (OEMs).

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

Summarized segment information is as follows:

	For the Quarter Ended March 31, 2018
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$430,964	$177,332	$36,063	$(4,299)	$640,060

Cost of goods sold	372,895	149,423	27,286	(3,934)	545,670
Depreciation and amortization	5,878	1,903	621	1,054	9,456
Selling, general, and administrative expense	19,242	3,373	2,609	8,833	34,057
Asset impairment	—	—	—	3,469	3,469

Operating income	32,949	22,633	5,547	(13,721)	47,408

Interest expense					(5,909)
Other income, net					560

Income before income taxes					$42,059

	For the Quarter Ended April 1, 2017
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$398,775	$149,837	$34,279	$(4,971)	$577,920

Cost of goods sold	344,646	124,043	25,564	(5,826)	488,427
Depreciation and amortization	5,342	1,898	629	486	8,355
Selling, general, and administrative expense	18,197	3,549	2,476	11,352	35,574

Operating income	30,590	20,347	5,610	(10,983)	45,564

Interest expense					(2,531)
Other income, net					594

Income before income taxes					$43,627

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended March 31, 2018
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$358,091	$—	$—	$358,091
Brass rod and forgings	—	136,548	—	136,548
OEM components, tube & assemblies	7,062	15,067	36,063	58,192
Valves and plumbing specialties	65,811	—	—	65,811
Other	—	25,717	—	25,717

	430,964	177,332	36,063	644,359

Intersegment sales				(4,299)

Net sales				$640,060

	For the Quarter Ended April 1, 2017
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$308,366	$—	$—	$308,366
Brass rod and forgings	—	114,180	—	114,180
OEM components, tube & assemblies	31,971	13,215	34,279	79,465
Valves and plumbing specialties	58,438	—	—	58,438
Other	—	22,442	—	22,442

	398,775	149,837	34,279	582,891

Intersegment sales				(4,971)

Net sales				$577,920

Note 5 – Inventories

(In thousands)	March 31, 2018	December 30, 2017

Raw materials and supplies	$94,633	$108,397
Work-in-process	63,254	46,158
Finished goods	178,115	180,143
Valuation reserves	(6,771)	(6,797)

Inventories	$329,231	$327,901

Note 6 – Financial Instruments

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

At March 31, 2018, the Company held open futures contracts to purchase approximately $47.8 million of copper over the next 12 months related to fixed price sales orders.  The fair value of those futures contracts was a $117 thousand net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At March 31, 2018, this amount was approximately $287 thousand of deferred net losses, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At March 31, 2018, the Company held open futures contracts to sell approximately $1.7 million of copper over the next four months related to copper inventory.  The fair value of those futures contracts was a $56 thousand net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	March 31, 2018	December 30, 2017	Balance Sheet Location	March 31, 2018	December 30, 2017

Commodity contracts - gains	Other current assets	$319	$1,014	Other current liabilities	$75	$55
Commodity contracts - losses	Other current assets	(15)	(5)	Other current liabilities	(440)	(3,210)

Total derivatives (1)		$304	$1,009		$(365)	$(3,155)
(1) Does not include the impact of cash collateral provided to counterparties.
The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended
(In thousands)	Location	March 31, 2018	April 1, 2017
Fair value hedges:
Gain on commodity contracts (qualifying)	Cost of goods sold	$391	$—
(Loss) gain on hedged item - inventory	Cost of goods sold	(385)	—

Undesignated derivatives:
Gain (loss) on commodity contracts (nonqualifying)	Cost of goods sold	6,126	(1,095)

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended March 31, 2018
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	(Gain) Loss Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(795)	Cost of goods sold	$(292)
Other	25	Other	—

Total	$(770)	Total	$(292)

Derivative instruments and hedging activities (continued):

	For the Quarter Ended April 1, 2017
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(563)	Cost of goods sold	$352
Interest rate swap	—	Interest expense	149
Other	118	Other	—

Total	$(445)	Total	$501

The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the qualifying open hedge contracts through March 31, 2018 was not material to the Condensed Consolidated Statements of Income.

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At March 31, 2018 and December 30, 2017, the Company had recorded restricted cash in other current assets of $1.3 million and $5.3 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Long-Term Debt

The fair value of long-term debt at March 31, 2018 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

Note 7 – Investment in Unconsolidated Affiliates

Tecumseh

The Company owns a 50 percent interest in an unconsolidated affiliate that acquired Tecumseh Products Company LLC (Tecumseh).  The Company also owns a 50 percent interest in a second unconsolidated affiliate that provides financing to Tecumseh.  These investments are recorded using the equity method of accounting, as the Company can exercise significant influence but does not own a majority equity interest or otherwise control the respective entities.  Under the equity method of accounting, these investments are stated at initial cost and are adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions.

The Company records its proportionate share of the investees’ income or loss, net of foreign taxes, one quarter in arrears as income (loss) from unconsolidated affiliates, net of foreign tax, in the Condensed Consolidated Statements of Income and its proportionate share of the investees’ other comprehensive income (loss), net of income taxes, in the Condensed Consolidated Statements of Comprehensive Income. The U.S. tax effect of the Company’s proportionate share of Tecumseh’s income or loss is recorded in income tax expense in the Condensed Consolidated Statements of Income. In general, the equity investment in unconsolidated affiliates is equal to the current equity investment plus the investees’ undistributed earnings.

The following tables present summarized financial information derived from the Company’s equity method investees’ combined consolidated financial statements, which are prepared in accordance with U.S. GAAP.

(In thousands)	March 31, 2018	December 30, 2017

Current assets	$230,289	$246,127
Noncurrent assets	128,200	139,200
Current liabilities	164,309	174,710
Noncurrent liabilities	61,183	58,334

	For the Quarter Ended
(In thousands)	March 31, 2018	April 1, 2017

Net sales	$124,100	$126,300
Gross profit	12,100	15,600
Net loss	(18,331)	(2,487)

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarter ended March 31, 2018 included net losses of $6.2 million and charges of $3.0 million related to certain labor claim contingencies for Tecumseh.

Bahrain

On December 30, 2015, the Company entered into a joint venture agreement with Cayan Ventures and Bahrain Mumtalakat Holding Company to build a copper tube mill in Bahrain. The business will operate and brand its products under the Mueller Industries family of brands. The Company has invested approximately $4.5 million of cash to date and will be the technical and marketing lead in return for 40 percent ownership in the joint venture.

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarter ended March 31, 2018 included net losses of $1.1 million for Bahrain.

Note 8 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended
(In thousands)	March 31, 2018	April 1, 2017

Pension benefits:
Service cost	$24	$35
Interest cost	1,493	1,665
Expected return on plan assets	(2,289)	(2,182)
Amortization of net loss	349	556

Net periodic benefit (income) cost	$(423)	$74

Other benefits:
Service cost	$60	$56
Interest cost	148	149
Amortization of prior service credit	(226)	(225)
Amortization of net loss (gain)	18	(5)

Net periodic benefit income	$—	$(25)

The components of net periodic benefit cost (income) other than the service cost component are included in other income, net in the Condensed Consolidated Statements of Income.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at March 31, 2018 were $8.0 million.

Note 10 – Income Taxes

The Company’s effective tax rate for the first quarter of 2018 was 18 percent compared with 27 percent for the same period last year.  The difference between the Company’s effective tax rate and the current U.S. statutory rate of 21 percent is primarily related to tax benefits from losses on investments in unconsolidated affiliates of $3.9 million, which was partially offset by increases related to the provision for state income taxes, net of the federal benefit, of $1.2 million, and other items of $1.2 million. The Company is forecasting an annual effective tax rate between 21 percent and 23 percent.

The Company records the U.S. tax effects of its investment in Tecumseh, an unconsolidated affiliate, in income tax expense in the Condensed Consolidated Statements of Income.

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on the accumulated earnings of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings. The Company is applying the guidance in SAB 118 in accounting for the enactment date effects of the Act. At December 30, 2017, the Company made a reasonable estimate of the one-time transition tax on accumulated foreign earnings as well as the impact of the Act on its existing deferred tax balances. As discussed below, the Company has not completed its accounting for the tax effects of the Act as of March 31, 2018.

The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P) for which the accrual of U.S. income taxes had previously been deferred. The Company recorded a provisional amount for its one-time transition tax liability of $12.9 million at December 30, 2017, and has not adjusted this amount as of March 31, 2018. The Company has not yet completed its calculation of the total post-1986 foreign E&P for these foreign subsidiaries. Further, the transition tax is impacted in part by the amount of those earnings held in cash and other specified assets. Accordingly, the Company’s estimate of the one-time transition tax may change when it finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets.

At December 30, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. A provisional tax benefit of $12.1 million was recorded, and no adjustment was recorded to this estimate in the current quarter. The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances.

The global intangible low-taxed income (GILTI) provisions of the Act impose a tax on the GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of these provisions and has not yet determined the new accounting policy. No estimate was recorded for GILTI as of December 30, 2017. At March 31, 2018, because the Company is still assessing the GILTI provisions and future income subject to the GILTI provisions, it has included an estimate of the tax on GILTI related to current-year operations in the forecasted effective tax rate and has not provided additional GILTI on deferred items.

The Company’s effective tax rate for the first quarter of 2017 was 27 percent. The difference between the Company’s effective tax rate and the 2017 U.S. statutory rate of 35 percent was primarily attributable to reductions for the U.S. production activities deduction of $0.9 million, the effect of foreign tax rates lower than statutory rates of $1.4 million, the tax benefit of equity compensation deductions of $1.7 million, and the impact of tax benefits from losses on investments in unconsolidated affiliates of $0.8 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $0.9 million.

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

Note 11 – Accumulated Other Comprehensive Income (Loss)

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

The following table provides changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Quarter Ended March 31, 2018
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Unrealized Gain on Equity Securities	Attributable to Unconsol. Affiliates	Total

Balance as of December 30, 2017	$(38,163)	$847	$(20,610)	—	$6,870	$(51,056)

Other comprehensive income (loss) before reclassifications	4,800	(770)	(570)	—	(401)	3,059
Amounts reclassified from AOCI	—	(292)	119	—	—	(173)

Net current-period other comprehensive income (loss)	4,800	(1,062)	(451)	—	(401)	2,886
Reclassification of stranded effects of the Act	—	112	(1,018)	—	1,462	556

Balance as of March 31, 2018	$(33,363)	$(103)	$(22,079)	—	$7,931	$(47,614)

	For the Quarter Ended April 1, 2017
(In thousands)	Cumulative Translation Adjustment	Unrealized (Loss) Gain on Derivatives	Pension/OPEB Liability Adjustment	Unrealized Gain (Loss) on Equity Securities	Attributable to Unconsol. Affiliates	Total

Balance as of December 31, 2016	$(49,965)	$(300)	$(23,046)	380	$5,975	$(66,956)

Other comprehensive income (loss) before reclassifications	6,561	(445)	(222)	16	(1,598)	4,312
Amounts reclassified from AOCI	—	501	262	(160)	—	603

Net current-period other comprehensive income (loss)	6,561	56	40	(144)	(1,598)	4,915

Balance as of April 1, 2017	$(43,404)	$(244)	$(23,006)	236	$4,377	$(62,041)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended
(In thousands)	March 31, 2018	April 1, 2017	Affected line item

Unrealized losses (gains) on derivatives:
Commodity contracts	$(365)	$422	Cost of goods sold
Interest rate swap	—	232	Interest expense
	73	(153)	Income tax expense (benefit)

	$(292)	$501	Net of tax and noncontrolling interests

Amortization of net loss and prior service cost on employee benefit plans	$141	$326	Other income, net
	(22)	(64)	Income tax benefit

	$119	$262	Net of tax and noncontrolling interests

Sale of available-for-sale securities	$—	$(254)	Other income, net
	$—	$94	Income tax expense

	$—	$(160)	Net of tax and noncontrolling interests

Note 12 – Noncontrolling Interests

(In thousands)	Noncontrolling Interests

Balance as of December 30, 2017	$13,917
Net income attributable to noncontrolling interests	216
Other comprehensive income attributable to noncontrolling interests, net of tax:
Foreign currency translation	177

Balance as of March 31, 2018	$14,310

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

We are a leading manufacturer of copper, brass, aluminum, and plastic products.  The range of these products is broad:  copper tube and fittings; line sets; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum impact extrusions; PEX plastic tube, refrigeration valves and fittings; fabricated tubular products; and steel nipples.  We also resell brass and plastic plumbing valves, plastic fittings, malleable iron fittings, faucets, and plumbing specialty products.  Mueller’s operations are located throughout the United States and in Canada, Mexico, Great Britain, South Korea, and China.

Each of our reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

•
Piping Systems:  The Piping Systems segment is composed of Domestic Piping Systems Group, Great Lakes Copper, Heatlink Group, Die-Mold, European Operations, Trading Group, and Jungwoo-Mueller (our South Korean joint venture).  The Domestic Piping Systems Group manufactures copper tube and fittings, plastic fittings, and line sets.  These products are manufactured in the U.S., sold in the U.S., and exported to markets worldwide. Great Lakes Copper manufactures copper tube and line sets in Canada and sells the products primarily in the U.S. and Canada.  Heatlink Group manufactures a complete line of products for PEX plumbing and radiant systems in Canada and sells these products in Canada and the U.S. Die-Mold manufactures PEX and other plumbing-related fittings and plastic injection tooling in Canada. European Operations manufacture copper tube in the United Kingdom, which is sold throughout Europe.  The Trading Group manufactures pipe nipples and sources products for import distribution in North America.  Jungwoo-Mueller manufactures copper-based joining products that are sold worldwide.  The Piping Systems segment sells products to wholesalers in the plumbing and refrigeration markets, distributors to the manufactured housing and recreational vehicle industries, building material retailers, and air-conditioning original equipment manufacturers (OEMs).

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

Residential construction activity has shown improvement in recent years, but remains at levels below long-term historical averages.  Per the U.S. Census Bureau, the March 2018 seasonally adjusted annual rate of new housing starts was 1.3 million, compared to the March 2017 rate of 1.2 million.  Mortgage rates remain at historically low levels, as the average 30-year fixed mortgage rate was 4.27 percent for the first quarter of 2018 and 3.99 percent for the twelve months ended December 2017.  The private non-residential construction sector, which includes offices, industrial, health care, and retail projects, has shown improvement in recent years.  Per the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $448.6 billion in February 2018 compared to the February 2017 rate of $443.6 billion.  We expect that most of these conditions will continue to improve.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first quarter of 2018 and 2017:

	Quarter Ended		Percent Change
(In thousands)	March 31, 2018	April 1, 2017	2018 vs. 2017

Net sales	$640,060	$577,920	10.8%
Operating income	47,408	45,564	4.0
Net income	24,128	29,987	(19.5)

 The following are components of changes in net sales compared to the prior year:

2018 vs. 2017
Net selling price in core product lines	10.5%
Unit sales volume in core product lines	1.9
Acquisitions	0.9
Dispositions	(4.5)
Other	2.0

10.8%

The increase in net sales during the first quarter of 2018 was primarily due to (i) higher net selling prices of $60.9 million in our core product lines, (ii) higher unit sales volume of $21.4 million in our domestic core product lines, and (iii) $5.4 million of sales recorded by Heatlink Group, acquired in May 2017. These increases were offset by (i) lower unit sales volume of $10.4 million in our non-domestic core product lines and (ii) the absence of sales of $26.0 million recorded by Mueller-Xingrong, a business we sold during June 2017.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2018 and 2017:

	For the Quarter Ended
(In thousands)	March 31, 2018	April 1, 2017

Cost of goods sold	$545,670	$488,427
Depreciation and amortization	9,456	8,355
Selling, general and administrative expense	34,057	35,574
Asset impairment	3,469	—

Operating expenses	$592,652	$532,356

	For the Quarter Ended
	March 31, 2018	April 1, 2017

Cost of goods sold	85.3%	84.5%
Depreciation and amortization	1.5	1.4
Selling, general and administrative expense	5.3	6.2
Asset impairment	0.5	—

Operating expenses	92.6%	92.1%

The increase in cost of goods sold was primarily due to the increase in the average cost of copper and the increase in sales volume in our core product lines, partially offset by the decrease in sales volume resulting from the sale of Mueller-Xingrong.  Depreciation and amortization increased in the first quarter of 2018 as a result of several new long-lived assets being placed into service, offset by the impact of the sale of long-lived assets at Mueller-Xingrong. Selling, general, and administrative expense decreased for the first quarter of 2018 primarily as a result of (i) fees of $1.4 million received for services provided under certain equipment transfer and licensing agreements, (ii) net gains on the sale of long-lived assets of $0.7 million, (iii) a decrease in bad debt expense of $0.5 million, and (iv) the absence of expenses associated with Mueller-Xingrong of $0.3 million. This was partially offset by incremental expenses associated with Heatlink Group of $1.4 million. In addition, we recognized a fixed asset impairment charge of $3.5 million for a corporate aircraft that was taken out of service and classified as held-for-sale during first quarter of 2018.

Interest expense increased in the first quarter of 2018 primarily as a result of interest associated with our 6% Subordinated Debentures that were issued during the first quarter as part of our special dividend.  Other income, net, for the first quarter of 2018 was consistent with the first quarter of 2017.

Our effective tax rate for the first quarter of 2018 was 18 percent compared with 27 percent for the same period last year.  The items impacting the effective tax rate for the first quarter of 2018 were primarily attributable to the reduction for the impact of tax benefits from losses on investments in unconsolidated affiliates of $3.9 million, which was partially offset by increases related to the provision for state income taxes, net of the federal benefit, of $1.2 million, and other items of $1.2 million.

For the first quarter of 2017, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to reductions for the U.S. production activities deduction of $0.9 million, the effect of foreign tax rates lower than statutory rates of $1.4 million, the tax benefit of equity compensation deductions of $1.7 million, and the impact of tax benefits from losses on investments in unconsolidated affiliates of $0.8 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $0.9 million.

During the first quarter of 2018, we recognized losses of $10.3 million on our investment in unconsolidated affiliates. During the first quarter of 2017, we recognized $1.2 million of losses on these investments.

Piping Systems Segment

The following table compares summary operating results for the first quarter of 2018 and 2017 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 31, 2018	April 1, 2017	2018 vs. 2017

Net sales	$430,964	$398,775	8.1%
Operating income	32,949	30,590	7.7

The following are components of changes in net sales compared to the prior year:

2018 vs. 2017
Net selling price in core product lines	10.4%
Unit sales volume in core product lines	1.3
Acquisitions	1.4
Dispositions	(6.6)
Other	1.6

8.1%

Net sales during the first quarter of 2018 increased primarily as a result of (i) higher net selling prices in the segment’s core product lines of $41.4 million, (ii) an increase in net sales of $8.5 million in the segment’s non-core product lines, (iii) $5.4 million of sales recorded by Heatlink Group, and (iv) higher unit sales volume of $15.6 million in the segment’s domestic core product lines.  These increases were offset by (i) lower unit sales volume of $10.4 million in the segment’s non-domestic core product lines and (ii) the absence of sales of $26.0 million recorded by Mueller-Xingrong.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales the first quarter of 2018 and 2017:

	For the Quarter Ended
(In thousands)	March 31, 2018	April 1, 2017

Cost of goods sold	$372,895	$344,646
Depreciation and amortization	5,878	5,342
Selling, general and administrative expense	19,242	18,197

Operating expenses	$398,015	$368,185

	For the Quarter Ended
	March 31, 2018	April 1, 2017

Cost of goods sold	86.5%	86.4%
Depreciation and amortization	1.4	1.3
Selling, general and administrative expense	4.5	4.6

Operating expenses	92.4%	92.3%

The increase in cost of goods sold during the first quarter of 2018 was primarily due to the increase in the average cost of copper and the increase in sales volume, partially offset by the decrease in sales volume resulting from the sale of Mueller-Xingrong.  Depreciation and amortization increased slightly, as a result of several new long-lived assets being placed into service, offset by the impact of the sale of long-lived assets at Mueller-Xingrong. Selling, general, and administrative expenses increased for the first quarter of 2018, primarily due to (i) incremental expenses associated with Heatlink Group of $1.4 million and (ii) an increase in legal and professional fees of $0.6 million.  This was partially offset by (i) net gains on the sale of long-lived assets of $0.7 million and (ii) the absence of expenses associated with Mueller-Xingrong of $0.3 million.

Industrial Metals Segment

The following table compares summary operating results for the first quarter of 2018 and 2017 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 31, 2018	April 1, 2017	2018 vs. 2017

Net sales	$177,332	$149,837	18.3%
Operating income	22,633	20,347	11.2

The following are components of changes in net sales compared to the prior year:

2018 vs. 2017
Net selling price in core product lines	13.3%
Unit sales volume in core product lines	3.9
Other	1.1

18.3%

The increase in net sales during the first quarter of 2018 was primarily due to (i) higher net selling prices of $19.6 million and (ii) higher unit sales volume of $5.8 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2018 and 2017:

	For the Quarter Ended
(In thousands)	March 31, 2018	April 1, 2017

Cost of goods sold	$149,423	$124,043
Depreciation and amortization	1,903	1,898
Selling, general and administrative expense	3,373	3,549

Operating expenses	$154,699	$129,490

	For the Quarter Ended
	March 31, 2018	April 1, 2017

Cost of goods sold	84.3%	82.8%
Depreciation and amortization	1.1	1.3
Selling, general and administrative expense	1.8	2.3

Operating expenses	87.2%	86.4%

The increase in cost of goods sold during the first quarter of 2018 was primarily due to the increase in the average cost of copper and the increase in sales volume in the segment’s core product lines.  Depreciation and amortization for the first quarter of 2018 was consistent with the first quarter of 2017. Selling, general, and administrative expenses decreased slightly as a result of a decrease in employee compensation expenses, including incentive compensation, of $0.3 million.

Climate Segment

The following table compares summary operating results for the first quarter of 2018 and 2017 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 31, 2018	April 1, 2017	2018 vs. 2017

Net sales	$36,063	$34,279	5.2%
Operating income	5,547	5,610	(1.1)

Sales for the first quarter of 2018 increased primarily as a result of an increase in volume and product mix.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2018 and 2017:

	For the Quarter Ended
(In thousands)	March 31, 2018	April 1, 2017

Cost of goods sold	$27,286	$25,564
Depreciation and amortization	621	629
Selling, general and administrative expense	2,609	2,476

Operating expenses	$30,516	$28,669

	For the Quarter Ended
	March 31, 2018	April 1, 2017

Cost of goods sold	75.7%	74.6%
Depreciation and amortization	1.7	1.8
Selling, general and administrative expense	7.2	7.2

Operating expenses	84.6%	83.6%

The increase in cost of goods sold during the first quarter of 2018 was related to the increase in volume and change in product mix within the segment. Depreciation and amortization and selling, general, and administrative expenses were consistent with the first quarter of 2017.

Liquidity and Capital Resources

The following table presents selected financial information for the first quarter of 2018 and 2017:

(In thousands)	2018	2017

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$(32,805)	$(203,023)
Property, plant, and equipment, net	(4,247)	1,129
Total debt	22,793	277,362
Working capital, net of cash and current debt	73,943	54,776

Net cash used in operating activities	(26,515)	(11,422)
Net cash used in investing activities	(17,884)	(5,709)
Net cash provided by (used in) financing activities	10,305	(188,391)

Cash Flows from Operating Activities

During the quarter ended March 31, 2018, net cash used in operating activities was primarily attributable to (i) an increase in accounts receivable of $72.8 million and (ii) a decrease in current liabilities of $23.9 million. This cash decrease was offset by (i) consolidated net income of $24.3 million, (ii) losses from unconsolidated affiliates of $10.3 million, (iii) depreciation and amortization of $9.5 million, (iv) a decrease in other assets of $21.0 million, and (v) a fixed asset impairment charge of $3.5 million on a corporate aircraft classified as held-for-sale. The fluctuations in accounts receivable and current liabilities were primarily due to increased sales volume in certain businesses and additional working capital needs in the first quarter of 2018.

During the quarter ended April 1, 2017, net cash used in operating activities was primarily attributable to an increase in receivables of $53.8 million. This cash decrease was offset by (i) consolidated net income of $30.5 million and (ii) depreciation and amortization of $8.4 million. The fluctuations were primarily due to additional working capital needs in the first quarter of 2017.

Cash Flows from Investing Activities

The major components of net cash used in investing activities during the quarter ended March 31, 2018 included (i) $12.5 million for the purchase of Die-Mold, net of cash acquired, and (ii) capital expenditures of $5.5 million.

The major components of net cash used in investing activities during the quarter ended April 1, 2017 included capital expenditures of $7.3 million, offset by $1.4 million in proceeds from the sale of securities.

Cash Flows from Financing Activities

For the quarter ended March 31, 2018, net cash provided by financing activities consisted primarily of the issuance of debt under our Credit Agreement of $40.0 million. This was offset by (i) $15.0 million used to reduce the debt outstanding under our Credit Agreement, (ii) $6.6 million used to repurchase common stock, (iii) $5.7 million used for the payment of the regular quarterly dividend to stockholders of the Company, and (iv) $3.3 million used for repayment of debt by Jungwoo-Mueller.

For the quarter ended April 1, 2017, net cash used in financing activities consisted primarily of (i) $179.8 million used for payment of the special dividend and the regular quarterly dividend to stockholders of the Company and (ii) $7.4 million used for repayment of debt by Mueller-Xingrong and Jungwoo-Mueller.

Liquidity and Outlook

We believe that cash provided by operations, funds available under the Credit Agreement, and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.  As of March 31, 2018 our current ratio was 3.6 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $2.4 million during the first quarter of 2018.  We expect to spend approximately $2.4 million for the remainder of 2018 for ongoing environmental remediation activities.

The Company declared and paid a quarterly cash dividend of 10.0 cents per common share during the first quarters of 2018 and 2017.  Additionally, during the first quarter of 2017 the Company distributed a special dividend composed of $3.00 in cash and $5.00 in principal amount of the Company’s 6% Subordinated Debentures (Debentures) due 2027 for each share of common stock outstanding. Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

The Company’s Credit Agreement provides for an unsecured $350.0 million revolving credit facility which matures on December 6, 2021.  Total borrowings under the Credit Agreement were $185.0 million at March 31, 2018. The Credit Agreement backed approximately $8.0 million in letters of credit at the end of the first quarter of 2018.

The Debentures distributed as part of our special dividend are subordinated to all other funded debt of the Company and are callable, in whole or in part, at any time at the option of the Company, subject to declining call premiums during the first five years. The Debentures also grant each holder the right to require the Company to repurchase such holder’s Debentures in the event of a change in control at declining repurchase premiums during the first five years. Interest is payable semiannually on September 1 and March 1, and commenced September 1, 2017. Total Debentures outstanding as of March 31, 2018 were $284.5 million.

As of March 31, 2018, the Company’s total debt was $487.9 million or 46.9 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of March 31, 2018, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until August 2018, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 31, 2018, the Company has repurchased approximately 5.0 million shares under this authorization.

Contractual Cash Obligations

There have been no significant changes in our contractual cash obligations reported at December 30, 2017.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At March 31, 2018, we held open futures contracts to purchase approximately $47.8 million of copper over the next 12 months related to fixed-price sales orders and to sell approximately $1.7 million of copper over the next four months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of March 31, 2018, we held no open futures contracts to purchase natural gas.

Interest Rates

At March 31, 2018, we had variable-rate debt outstanding of $190.7 million.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on LIBOR.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At March 31, 2018, we had open forward contracts with a financial institution to sell approximately 5.6 million euros, 23.8 million Swedish kronor, and 7.7 million Norwegian kroner through July 2018.

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political, and technological factors, among others, which could cause actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  In addition to those factors discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 30, 2017, such factors include: (i) the current and projected future business environment, including interest rates and capital and consumer spending; (ii) the domestic housing and commercial construction industry environment; (iii) availability and price fluctuations in commodities (including copper, natural gas, and other raw materials, including crude oil that indirectly affects plastic resins); (iv) competitive factors and competitor responses to the Company’s initiatives; (v) stability of government laws and regulations, including taxes; (vi) availability of financing; and (vii) continuation of the environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of March 31, 2018.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2018 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

General

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business.  Additionally, the Company may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Condensed Consolidated Financial Statements.

Item 1A.  Risk Factors

The Company is exposed to risk as it operates its businesses.  To provide a framework to understand the operating environment of the Company, we have provided a brief explanation of the more significant risks associated with our businesses in our 2017 Annual Report on Form 10-K.  There have been no material changes in risk factors that were previously disclosed in our 2017 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until August 2018, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 31, 2018, the Company had repurchased approximately 5.0 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended March 31, 2018.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

December 31, 2017 - January 27, 2018	—	$—	—	15,287,060
January 28, 2018 - February 24, 2018	250,000	$26.30	250,000	15,037,060
February 25, 2018 - March 31, 2018 (1)	654	$26.75	—	15,037,060
Total	250,654		250,000
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

Item 6.  Exhibits

10.1
Employment Agreement, dated as of March 15, 2018, by and between Mueller Industries, Inc. and Gregory L. Christopher (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 19, 2018.

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
April 25, 2018	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
April 25, 2018	Anthony J. Steinriede
Date	Vice President – Corporate Controller