Form 10-Q
period 2018-09-29
MUELLER INDUSTRIES INC
filed 2018-10-24
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 29, 2018	Commission file number 1–6770
MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8285 Tournament Drive, Suite 150
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

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
Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of October 19, 2018 was 57,669,954.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 29, 2018

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands, except per share data)	September 29, 2018	September 30, 2017 (1)	September 29, 2018	September 30, 2017 (1)

Net sales	$645,958	$550,363	$1,948,791	$1,742,549

Cost of goods sold	566,956	471,262	1,676,446	1,484,000
Depreciation and amortization	10,619	8,266	29,081	25,216
Selling, general, and administrative expense	38,889	33,214	112,077	104,676
Asset impairments	—	—	—	411
(Gain) loss on sale of assets	(2,691)	140	(334)	(1,491)
Insurance recovery	(1,486)	—	(1,486)	—

Operating income	33,671	37,481	133,007	129,737

Interest expense	(6,746)	(5,237)	(18,728)	(14,210)
Other income (expense), net	411	(380)	1,557	556

Income before income taxes	27,336	31,864	115,836	116,083

Income tax expense	(3,373)	(8,716)	(23,179)	(33,295)
Loss from unconsolidated affiliates, net of foreign tax	(3,100)	(394)	(13,568)	(1,746)

Consolidated net income	20,863	22,754	79,089	81,042

Net income attributable to noncontrolling interests	(571)	(496)	(1,487)	(1,164)

Net income attributable to Mueller Industries, Inc.	$20,292	$22,258	$77,602	$79,878

Weighted average shares for basic earnings per share	56,877	56,987	56,858	56,891
Effect of dilutive stock-based awards	540	456	524	542

Adjusted weighted average shares for diluted earnings per share	57,417	57,443	57,382	57,433

Basic earnings per share	$0.36	$0.39	$1.36	$1.40

Diluted earnings per share	$0.35	$0.39	$1.35	$1.39

Dividends per share	$0.10	$0.10	$0.30	$8.30

See accompanying notes to condensed consolidated financial statements.

(1) The Condensed Consolidated Statements of Income for the quarter and nine months ended September 30, 2017 have been adjusted to reflect the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The components of net periodic benefit cost (income) other than the service cost component are included in other income (expense), net in the Condensed Consolidated Statements of Income. Refer to Note 1 for further discussion.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Consolidated net income	$20,863	$22,754	$79,089	$81,042

Other comprehensive income (loss), net of tax:
Foreign currency translation	1,111	7,154	(5,534)	15,270
Net change with respect to derivative instruments and hedging activities, net of tax of $(33), $23, $243, and $(162)	131	(132)	(896)	185
Net change in pension and postretirement obligation adjustments, net of tax of $(79), $102, $(221), and $285	270	(207)	769	(572)
Attributable to unconsolidated affiliates, net of tax of $2,005, $415, $2,086, and $614	(6,907)	(735)	(7,187)	(1,086)
Other, net	—	—	—	(380)

Total other comprehensive (loss) income, net	(5,395)	6,080	(12,848)	13,417

Consolidated comprehensive income	15,468	28,834	66,241	94,459
Comprehensive income attributable to noncontrolling interests	(34)	(499)	(1,097)	(2,002)

Comprehensive income attributable to Mueller Industries, Inc.	$15,434	$28,335	$65,144	$92,457

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	September 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$104,735	$120,269
Accounts receivable, less allowance for doubtful accounts of $795 in 2018 and $980 in 2017	308,231	244,795
Inventories	313,396	327,901
Other current assets	34,842	46,150

Total current assets	761,204	739,115

Property, plant, and equipment, net	360,655	304,321
Goodwill, net	150,407	130,293
Intangible assets, net	64,786	42,008
Investments in unconsolidated affiliates	58,054	80,286
Other assets	26,637	24,150

Total assets	$1,421,743	$1,320,173

Liabilities
Current liabilities:
Current portion of debt	$9,254	$16,480
Accounts payable	121,412	102,503
Accrued wages and other employee costs	37,703	33,546
Other current liabilities	75,914	89,723

Total current liabilities	244,283	242,252

Long-term debt, less current portion	510,032	448,592
Pension liabilities	9,941	11,606
Postretirement benefits other than pensions	16,903	17,107
Environmental reserves	21,339	23,699
Deferred income taxes	17,299	19,403
Other noncurrent liabilities	18,538	21,486

Total liabilities	838,335	784,145

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 57,840,053 in 2018 and 57,809,509 in 2017	802	802
Additional paid-in capital	274,767	274,585
Retained earnings	803,627	743,503
Accumulated other comprehensive loss	(62,957)	(51,056)
Treasury common stock, at cost	(447,253)	(445,723)

Total Mueller Industries, Inc. stockholders' equity	568,986	522,111
Noncontrolling interests	14,422	13,917

Total equity	583,408	536,028

Commitments and contingencies	—	—
Total liabilities and equity	$1,421,743	$1,320,173
See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017 (1)

Cash flows from operating activities
Consolidated net income	$79,089	$81,042
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	29,320	25,439
Stock-based compensation expense	5,953	5,555
Loss from unconsolidated affiliates	13,568	1,746
Gain on sale of business	—	(1,491)
Gain on disposals of properties	(247)	(26)
Gain on sales of securities	—	(611)
Impairment charge	—	411
Insurance recovery	(1,486)	—
Deferred income taxes	(1,502)	624
Changes in assets and liabilities, net of effects of businesses acquired and sold:
Receivables	(42,201)	(33,359)
Inventories	48,716	(40,920)
Other assets	11,250	(3,372)
Current liabilities	(7,947)	20,967
Other liabilities	(13,862)	(1,498)
Other, net	1,864	(965)

Net cash provided by operating activities	122,515	53,542

Cash flows from investing activities
Capital expenditures	(16,685)	(17,297)
Acquisition of businesses, net of cash acquired	(167,677)	(18,396)
Proceeds from sale of business, net of cash sold	—	17,483
Investments in unconsolidated affiliates	(609)	(3,317)
Proceeds from sales of assets	18,693	11,732
Proceeds from sales of securities	—	1,787

Net cash used in investing activities	(166,278)	(8,008)

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(17,051)	(191,241)
Dividends paid to noncontrolling interests	(592)	(2,909)
Repurchase of common stock	(6,575)	—
Issuance of long-term debt	194,131	—
Repayments of long-term debt	(139,518)	(100,917)
Repayment of debt by consolidated joint ventures, net	(2,978)	(3,451)
Net cash used to settle stock-based awards	(726)	(1,644)

Net cash provided by (used in) financing activities	26,691	(300,162)

Effect of exchange rate changes on cash	(442)	4,466

Decrease in cash, cash equivalents, and restricted cash	(17,514)	(250,162)
Cash, cash equivalents, and restricted cash at the beginning of the period	126,563	360,469

Cash, cash equivalents, and restricted cash at the end of the period	$109,049	$110,307
See accompanying notes to condensed consolidated financial statements.

(1) The Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 has been adjusted to reflect the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The Condensed Consolidated Statements of Cash Flows reflects the changes during the periods in the total of cash, cash equivalents, and restricted cash. Therefore, restricted cash activity is included with cash when reconciling the beginning-of-period and end-of-period total amounts shown. Refer to Note 1 for further discussion.

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

Note 1 – Recent Accounting Standards

Adopted

In February 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI). The ASU permits entities to reclassify tax effects stranded in AOCI as a result of tax reform to retained earnings. The guidance is effective for the Company in interim and annual periods beginning in 2019. Early adoption is permitted and can be applied retrospectively or in the period of adoption. The Company early adopted the ASU during the first quarter of 2018, which resulted in a net reclassification of $556 thousand from AOCI to retained earnings during the quarter.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires employers that sponsor defined benefit pension and/or other postretirement benefit plans to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period and other components of net periodic benefits cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. The Company adopted the ASU during the first quarter of 2018 using a retrospective approach for each period presented, and elected to use the practical expedient that allows the Company to use the amounts previously presented in its Benefit Plans disclosure as the estimation basis for applying the retrospective presentation requirements. Prior to the adoption of the ASU, net periodic benefit cost (income) was reported within selling, general, and administrative expense in the Condensed Consolidated Statements of Income. The prior periods have been revised to conform to the current period presentation, resulting in the reclassification of $78 thousand and $232 thousand of net periodic benefit income from operating income to other income (expense), net for the quarter and nine months ended September 30, 2017, respectively.

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

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The ASU provides correction or improvement to the guidance previously issued in Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Under the ASU, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects the consideration that it expects to receive in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU requires revenue to be recognized over time (i.e., throughout the production process) rather than at a point in time (generally upon shipment to the customer) if performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date.

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

The Company adopted the ASU during the first quarter of 2018 using the modified retrospective method for all contracts with customers. The adoption did not result in a significant impact on opening retained earnings. Revenue for prior periods have not been adjusted and continue to be reported under Revenue Recognition (Topic 605). No significant judgments were made in the application of the guidance in ASC 606 and there were no material contract assets, contract liabilities, or deferred contract costs as of September 29, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The ASU requires entities to report the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted the ASU during the first quarter of 2018 using a retrospective approach for each period presented. Prior to the adoption of the ASU, the Company presented the change in restricted cash balances separately as a cash flow from investing activity. Upon adoption, the Company included restricted cash in each of the balances of the cash, cash equivalents, and restricted cash at the beginning and end of periods in the Condensed Consolidated Statements of Cash Flows. The prior period has been revised to conform to the current period presentation, and as a result, net cash flows for the nine months ended September 30, 2017 increased by $4.0 million. A reconciliation of cash, cash equivalents, and restricted cash as of September 29, 2018 and December 30, 2017 is as follows:

(In thousands)	September 29, 2018	December 30, 2017

Cash & cash equivalents	$104,735	$120,269
Restricted cash included within other current assets	4,206	6,189
Restricted cash included within other assets	108	105

Total cash, cash equivalents, and restricted cash	$109,049	$126,563

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

Issued

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. For employers that sponsor defined benefit pension and/or other postretirement benefit plans, the ASU eliminates requirements for certain disclosures that are no longer considered cost beneficial, requires new disclosures related to the weighted-average interest crediting rate for cash balance plans and explanations for significant gains and losses related to changes in benefit obligations, and clarifies the requirements for entities that provide aggregate disclosures for two or more plans. The ASU will be effective for the annual period beginning in 2020. The updated guidance requires retrospective adoption, and early adoption is permitted. The Company does not expect the adoption of the ASU to have a material impact on its Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU eliminates requirements to disclose the amount and reasons for transfers between level 1 and level 2 of the fair value hierarchy, but requires public companies to disclose changes in unrealized gains and losses for the period included in other comprehensive income (OCI) for recurring level 3 fair value measurements or instruments held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for level 3 fair value measurements. The ASU will be effective for interim and annual periods beginning in 2020. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements, and can elect to early adopt in interim periods. The guidance on changes in unrealized gains and losses for the period included in OCI for recurring level 3 measurements, the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements, and the narrative description of measurement uncertainty is applied prospectively. All other amendments should be applied retrospectively. The Company does not expect the adoption of the ASU to have a material impact on its Condensed Consolidated Financial Statements.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements and ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The ASUs provide entities with relief from the costs of implementation and clarify how to apply certain aspects of the new leasing standard, ASC 842.  ASC 842 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months.  Recognition, measurement and presentation of expenses will depend on classification as a financing or operating lease.  The guidance also require certain quantitative and qualitative disclosures about leasing arrangements.  The ASU will be effective for interim and annual periods beginning in 2019.  Early adoption is permitted.  ASC 842 requires a modified retrospective adoption, but ASU 2018-11 amends ASC 842 so that entities may elect not to recast their comparative periods in transition and allows entities to change their date of initial application to the beginning of the period of adoption. The future minimum lease payments under noncancelable operating leases were approximately $40.5 million as of December 30, 2017. The Company is still evaluating the effects that the provisions of the ASUs and the ASC will have on its Condensed Consolidated Financial Statements.

Note 2 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.  Approximately 79 thousand and 52 thousand stock-based awards were excluded from the computation of diluted earnings per share for the quarters ended September 29, 2018 and September 30, 2017, respectively, because they were antidilutive.

Note 3 – Acquisitions and Dispositions

Acquisitions

ATCO

On July 2, 2018, the Company entered into a stock purchase agreement pursuant to which the Company acquired all of the outstanding capital stock of ATCO Rubber Products, Inc. (ATCO) for approximately $156.7 million, net of working capital adjustments. The total purchase price consisted of $151.4 million in cash at closing and a contingent consideration arrangement which requires the Company to pay the former owner up to $12.0 million based on EBITDA growth of the acquired business. ATCO is an industry leader in the manufacturing and distribution of insulated HVAC flexible duct systems and will support the Company’s strategy to grow its Climate Products businesses to become a more valuable resource to its HVAC customers. The acquired business is reported in the Company’s Climate segment.

The fair value of the assets acquired totaled $139.2 million, consisting primarily of property, plant, and equipment of $83.2 million, inventories of $33.1 million, accounts receivable of $21.8 million, other current assets of $0.8 million, and other assets of $0.3 million. The fair value of the liabilities assumed totaled $19.8 million, consisting primarily of accounts payable of $8.1 million, other current liabilities of $9.6 million, and other liabilities of $2.1 million. Of the remaining purchase price, $15.9 million was allocated to tax-deductible goodwill and $21.4 million was allocated to intangible assets, including technology, customer relationships, trade names, and supply contracts. The purchase price allocation is provisional as of September 29, 2018 and subject to change upon completion of the final valuation of the long-lived assets, working capital, and contingent consideration during the measurement period.

ATCO had revenues of approximately $166.0 million in its fiscal year ending December 31, 2017.

The following table presents condensed pro forma consolidated results of operations as if the ATCO acquisition has occurred at the beginning of the periods presented. The pro forma information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the periods presented, and is not necessarily indicative of operating results to be expected in future periods. The most significant pro forma adjustments to the historical results of operations relate to the application of purchase accounting and financing structure.

	For the Nine Months Ended
(In thousands, except per share data)	September 29, 2018	September 30, 2017

Net sales	$2,036,367	$1,868,677
Net income	84,823	82,523

Basic earnings per share	$1.49	$1.45
Diluted earnings per share	1.48	1.44

Die-Mold

On March 31, 2018, the Company entered into a share purchase agreement pursuant to which the Company acquired all of the outstanding shares of Die-Mold Tool Limited (Die-Mold) for approximately $13.6 million, net of working capital adjustments. The total purchase price consisted of $12.4 million in cash at closing and a contingent consideration arrangement which requires the Company to pay the former owner up to $2.3 million based on EBITDA growth of the acquired business. Die-Mold, based out of Ontario, Canada, is a manufacturer of plastic PEX and other plumbing-related fittings and an integrated designer and manufacturer of plastic injection tooling. The business complements the Company’s existing businesses within the Piping Systems segment.

The fair value of the assets acquired totaled $7.0 million, consisting primarily of property, plant, and equipment of $3.3 million, inventories of $1.8 million, and accounts receivable of $1.7 million. The fair value of the liabilities assumed totaled $0.9 million, consisting primarily of accounts payable of $0.7 million and other current liabilities of $0.2 million. Of the remaining purchase price, $7.5 million was allocated to non-deductible goodwill and intangible assets. The purchase price allocation is provisional as of September 29, 2018 and subject to change upon completion of the final valuation of the long-lived assets and contingent consideration during the measurement period.

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

Disposition

Mueller-Xingrong

On June 21, 2017, the Company entered into a definitive equity transfer agreement with Jiangsu Xingrong Hi-Tech Co. Ltd. and Jiangsu Baiyang Industries Co. Ltd. (Baiyang), together, the minority partners in Mueller-Xingrong (the Company’s Chinese joint venture), pursuant to which the Company sold its 50.5 percent equity interest in Mueller-Xingrong to Baiyang for approximately $18.3 million. Mueller-Xingrong manufactures engineered copper tube primarily for air-conditioning applications in China and was included in the Piping Systems segment. Mueller-Xingrong reported net sales of $67.3 million and net losses of $9 thousand in 2017. The carrying value of the assets disposed totaled $56.8 million, consisting primarily of accounts receivable, inventories, and long-lived assets. The carrying value of the liabilities disposed (consisting primarily of current debt and accounts payable), noncontrolling interest, and amounts recognized in accumulated other comprehensive income (AOCI) totaled $36.2 million. Since the disposal constituted a complete liquidation of the Company’s investment in a foreign entity, the Company removed from AOCI and recognized a cumulative translation gain of $3.8 million. As a result of the disposal, the Company recognized a net gain on the sale of this business of $1.5 million in the Condensed Consolidated Financial Statements for the nine months ended September 30, 2017.

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

Climate

Climate is composed of the following operating segments: Refrigeration Products, Fabricated Tube Products, Westermeyer, Turbotec, and ATCO.  These domestic businesses manufacture and fabricate valves, assemblies, high pressure components, coaxial heat exchangers, and insulated HVAC flexible duct systems primarily for the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

Summarized segment information is as follows:

	For the Quarter Ended September 29, 2018
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$410,525	$158,709	$81,619	$(4,895)	$645,958

Cost of goods sold	363,174	141,435	66,832	(4,485)	566,956
Depreciation and amortization	5,946	1,864	2,123	686	10,619
Selling, general, and administrative expense	17,387	3,086	6,890	11,526	38,889
(Gain) loss on sale of assets	(1,390)	(1,301)	—	—	(2,691)
Insurance recovery	—	(1,486)	—	—	(1,486)

Operating income	25,408	15,111	5,774	(12,622)	33,671

Interest expense					(6,746)
Other income (expense), net					411

Income before income taxes					$27,336

	For the Quarter Ended September 30, 2017
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$384,078	$147,578	$32,488	$(13,781)	$550,363

Cost of goods sold	340,191	120,021	24,111	(13,061)	471,262
Depreciation and amortization	5,290	1,845	636	495	8,266
Selling, general, and administrative expense	17,516	3,014	2,312	10,372	33,214
(Gain) loss on sale of assets	140	—	—	—	140

Operating income	20,941	22,698	5,429	(11,587)	37,481

Interest expense					(5,237)
Other loss, net					(380)

Income before income taxes					$31,864

Segment information (continued):

	For the Nine Months Ended September 29, 2018
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,294,672	$511,932	$156,854	$(14,667)	$1,948,791

Cost of goods sold	1,120,890	445,259	124,806	(14,509)	1,676,446
Depreciation and amortization	17,568	5,715	3,371	2,427	29,081
Selling, general, and administrative expense	57,931	9,908	12,009	32,229	112,077
(Gain) loss on sale of assets	(2,093)	(1,301)	—	3,060	(334)
Insurance recovery	—	(1,486)	—	—	(1,486)

Operating income	100,376	53,837	16,668	(37,874)	133,007

Interest expense					(18,728)
Other income, net					1,557

Income before income taxes					$115,836

	For the Nine Months Ended September 30, 2017
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,205,697	$451,919	$103,403	$(18,470)	$1,742,549

Cost of goods sold	1,049,098	377,036	77,124	(19,258)	1,484,000
Depreciation and amortization	16,223	5,647	1,880	1,466	25,216
Selling, general, and administrative expense	55,133	9,802	7,244	32,497	104,676
Asset impairments	411	—	—	—	411
(Gain) loss on sale of assets	(1,491)	—	—	—	(1,491)

Operating income	86,323	59,434	17,155	(33,175)	129,737

Interest expense					(14,210)
Other income, net					556

Income before income taxes					$116,083

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended September 29, 2018
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$340,269	$—	$—	$340,269
Brass rod and forgings	—	122,411	—	122,411
OEM components, tube & assemblies	7,618	12,292	35,555	55,465
Valves and plumbing specialties	62,638	—	—	62,638
Other	—	24,006	46,064	70,070

	410,525	158,709	81,619	650,853

Intersegment sales				(4,895)

Net sales				$645,958

	For the Quarter Ended September 30, 2017
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$319,115	$—	$—	$319,115
Brass rod and forgings	—	112,592	—	112,592
OEM components, tube & assemblies	6,962	13,051	32,488	52,501
Valves and plumbing specialties	58,001	—	—	58,001
Other	—	21,935	—	21,935

	384,078	147,578	32,488	564,144

Intersegment sales				(13,781)

Net sales				$550,363

Disaggregation of revenue from contracts with customers (continued):

	For the Nine Months Ended September 29, 2018
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,077,525	$—	$—	$1,077,525
Brass rod and forgings	—	394,880	—	394,880
OEM components, tube & assemblies	22,128	41,956	110,790	174,874
Valves and plumbing specialties	195,019	—	—	195,019
Other	—	75,096	46,064	121,160

	1,294,672	511,932	156,854	1,963,458

Intersegment sales				(14,667)

Net sales				$1,948,791

	For the Nine Months Ended September 30, 2017
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$945,914	$—	$—	$945,914
Brass rod and forgings	—	346,555	—	346,555
OEM components, tube & assemblies	86,642	39,153	103,403	229,198
Valves and plumbing specialties	173,141	—	—	173,141
Other	—	66,211	—	66,211

	1,205,697	451,919	103,403	1,761,019

Intersegment sales				(18,470)

Net sales				$1,742,549

Note 5 – Inventories

(In thousands)	September 29, 2018	December 30, 2017

Raw materials and supplies	$87,605	$108,397
Work-in-process	61,138	46,158
Finished goods	171,725	180,143
Valuation reserves	(7,072)	(6,797)

Inventories	$313,396	$327,901

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

At September 29, 2018, the Company held open futures contracts to purchase approximately $66.0 million of copper over the next 15 months related to fixed price sales orders.  The fair value of those futures contracts was an $839 thousand net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At September 29, 2018, this amount was approximately $90 thousand of deferred net losses, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At September 29, 2018, the Company held open futures contracts to sell approximately $4.5 million of copper over the next three months related to copper inventory.  The fair value of those futures contracts was a $32 thousand net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	September 29, 2018	December 30, 2017	Balance Sheet Location	September 29, 2018	December 30, 2017

Commodity contracts - gains	Other current assets	$207	$1,014	Other current liabilities	$880	$55
Commodity contracts - losses	Other current assets	(127)	(5)	Other current liabilities	(1,831)	(3,210)

Total derivatives (1)		$80	$1,009		$(951)	$(3,155)
(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended		For the Nine Months Ended
(In thousands)	Location	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Fair value hedges:
Gain on commodity contracts (qualifying)	Cost of goods sold	$—	$—	$391	$—
Loss on hedged item - inventory	Cost of goods sold	—	—	(385)	—

Undesignated derivatives:
(Loss) gain on commodity contracts (nonqualifying)	Cost of goods sold	(2,848)	(3,083)	5,579	(3,506)

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended September 29, 2018
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$305	Cost of goods sold	$(180)
Other	6	Other	—

Total	$311	Total	$(180)

Changes recognized in and reclassified from AOCI (continued):

	For the Quarter Ended September 30, 2017
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(541)	Cost of goods sold	$237
Interest rate swap	—	Interest expense	149
Other	23	Other	—

Total	$(518)	Total	$386

	For the Nine Months Ended September 29, 2018
(In thousands)	Loss Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(438)	Cost of goods sold	$(455)
Other	(3)	Other	—

Total	$(441)	Total	$(455)

	For the Nine Months Ended September 30, 2017
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(1,354)	Cost of goods sold	$913
Interest rate swap	—	Interest expense	447
Other	179	Other	—

Total	$(1,175)	Total	$1,360

The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the qualifying open hedge contracts through September 29, 2018 was not material to the Condensed Consolidated Statements of Income.

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At September 29, 2018 and December 30, 2017, the Company had recorded restricted cash in other current assets of $3.4 million and $5.3 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Long-Term Debt

The fair value of long-term debt at September 29, 2018 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

Note 7 – Investments in Unconsolidated Affiliates

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

The Company records its proportionate share of the investees’ income or loss, net of foreign taxes, one quarter in arrears as income (loss) from unconsolidated affiliates, net of foreign tax, in the Condensed Consolidated Statements of Income and its proportionate share of the investees’ other comprehensive income (loss), net of income taxes, in the Condensed Consolidated Statements of Comprehensive Income. The U.S. tax effect of the Company’s proportionate share of Tecumseh’s income or loss is recorded in income tax expense in the Condensed Consolidated Statements of Income. In general, the equity investment in unconsolidated affiliates is equal to the current equity investment plus the investees’ net accumulated losses.

The following tables present summarized financial information derived from the Company’s equity method investees’ combined consolidated financial statements, which are prepared in accordance with U.S. GAAP.

(In thousands)	September 29, 2018	December 30, 2017

Current assets	$222,408	$246,127
Noncurrent assets	112,547	139,200
Current liabilities	163,931	174,710
Noncurrent liabilities	60,112	58,334

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Net sales	$131,827	$148,400	$382,132	$407,300
Gross profit	18,140	21,500	41,989	56,700
Net loss	(5,007)	(788)	(22,867)	(3,492)

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarter ended September 29, 2018 included net losses of $2.5 million for Tecumseh.

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the nine months ended September 29, 2018 included net losses of $15.4 million and charges of $3.0 million related to certain labor claim contingencies, offset by a gain of $7.0 million related to a settlement with the Brazilian Federal Revenue Agency for Tecumseh.

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

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarter and nine months ended September 29, 2018 included net losses of $0.5 million and $2.1 million, respectively, for Bahrain.

Note 8 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Pension benefits:
Service cost	$22	$35	$66	$106
Interest cost	1,478	1,659	4,436	4,977
Expected return on plan assets	(2,290)	(2,184)	(6,869)	(6,552)
Amortization of net loss	293	536	877	1,608

Net periodic benefit (income) cost	$(497)	$46	$(1,490)	$139

Other benefits:
Service cost	$59	$54	$175	$163
Interest cost	147	147	441	442
Amortization of prior service credit	(226)	(225)	(677)	(676)
Amortization of net loss (gain)	14	(10)	43	(30)

Net periodic benefit income	$(6)	$(34)	$(18)	$(101)

The components of net periodic benefit cost (income) other than the service cost component are included in other income (expense), net in the Condensed Consolidated Statements of Income.

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

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980s, of implementing various remedial measures, including sealing mine portals with concrete plugs in portals that were discharging water.  The sealing program achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 QCB Order, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage, and again extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new 10-year permit will include an order requiring continued implementation of BMP through 2029 to address residual discharges of acid rock drainage.  The Company currently estimates that it will spend between approximately $12.8 million and $17.6 million for remediation at these sites over the next 30 years.

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

These amounts are included in the Company’s reserve for environmental liabilities as of December 30, 2017. The Company disputes that it was properly named in the UAOs, and has reserved its rights to petition the EPA for reimbursement of any costs incurred to comply with the UAOs upon the completion of the work required therein.  In October 2017, a group of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in a private tort action relating to the site; the Company, Arava, and MRRC were voluntarily dismissed from that litigation without prejudice in March 2018.  A second civil action asserting similar claims was filed against the Company, Arava, MRRC, and Lead Refinery in September 2018. At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1).

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at September 29, 2018 were $8.5 million.

Note 10 – Income Taxes

The Company’s effective tax rate for the third quarter of 2018 was 12 percent compared with 27 percent for the same period last year.  The items impacting the effective tax rate for the third quarter of 2018 were primarily attributable to a reduction of $4.3 million, or seven cents per diluted share, related to the provisional transition tax calculation and the reduction for the impact of investments in unconsolidated affiliates of $0.7 million. These were partially offset by the provision for state income taxes, net of the federal benefit, of $0.7 million and an increase in valuation allowance of $1.5 million, or three cents per diluted share.

The Company’s effective tax rate for the third quarter of 2017 was 27 percent.  The items impacting the effective tax rate for the third quarter of 2017 were primarily attributable to reductions for the U.S. production activities deduction of $0.6 million, the effect of foreign tax rates lower than statutory tax rates of $1.6 million, and the tax benefit of equity compensation deductions of $0.5 million.

The Company’s effective tax rate for the first nine months of 2018 was 20 percent compared with 29 percent for the same period last year. The items impacting the effective tax rate for the first nine months of 2018 were primarily attributable to a reduction of $4.3 million, or seven cents per diluted share, related to the provisional transition tax calculation and a reduction for the impact of investments in unconsolidated affiliates of $4.4 million. These were partially offset by the provision for state income taxes, net of the federal benefit, of $3.3 million, an increase in valuation allowance of $1.5 million, or three cents per diluted share, the effect of foreign tax rates different than statutory rates of $0.8 million, and the inclusion for global intangible low-taxed income (GILTI) of $0.8 million.

The Company records the U.S. tax effects of its investment in Tecumseh, an unconsolidated affiliate, in income tax expense in the Condensed Consolidated Statements of Income.

The Company’s effective tax rate for the first nine months of 2017 was 29 percent. The items impacting the effective tax rate for the first nine months of 2017 were primarily attributable to reductions for the U.S. production activities deduction of $2.4 million, the effect of foreign tax rates lower than statutory tax rates of $4.6 million, the tax benefit of equity compensation deductions of $2.2 million, and the impact of investments in unconsolidated affiliates of $0.9 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.7 million.

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on the accumulated earnings of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings. The Company is applying the guidance in SAB 118 in accounting for the enactment date effects of the Act. At December 30, 2017, the Company made a reasonable estimate of the one-time transition tax on accumulated foreign earnings as well as the impact of the Act on its existing deferred tax balances. As discussed below, the Company has not completed its accounting for the tax effects of the Act as of September 29, 2018.

The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P) for which the accrual of U.S. income taxes had previously been deferred. The Company recorded a provisional amount for its one-time transition tax liability of $12.9 million at December 30, 2017, and adjusted this amount to $8.6 million during the third quarter of 2018. The Company continues to refine its calculation of the total post-1986 foreign E&P for these foreign subsidiaries. Further, on August 1, 2018, the Treasury Department issued proposed regulations related to the calculation of the transition tax, and the Company is analyzing the impact of these regulations on the calculation of the transition tax. Accordingly, the Company’s estimate of the one-time transition tax may change when it finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes its analysis of the regulations.

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

The GILTI provisions of the Act impose a tax on the GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of these provisions and has not yet determined the new accounting policy. At September 29, 2018, because the Company is still assessing the GILTI provisions and future income subject to the GILTI provisions, it has included an estimate of the tax on GILTI related to current-year operations in the forecasted effective tax rate and has not provided additional GILTI on deferred items.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions.  The statute of limitations is open for the Company’s federal tax return and most state income tax returns for 2015 and all subsequent years and is open for certain state and foreign returns for earlier tax years due to ongoing audits and differing statute periods.  While the Company believes that it is adequately reserved for possible future audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Nine Months Ended September 29, 2018
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Unrealized Gain on Equity Securities	Attributable to Unconsol. Affiliates	Total

Balance as of December 30, 2017	$(38,163)	$847	$(20,610)	$—	$6,870	$(51,056)

Other comprehensive (loss) income before reclassifications	(5,143)	(441)	551	—	(7,187)	(12,220)
Amounts reclassified from AOCI	—	(455)	218	—	—	(237)

Net current-period other comprehensive (loss) income	(5,143)	(896)	769	—	(7,187)	(12,457)
Reclassification of stranded effects of the Act	—	112	(1,018)	—	1,462	556

Balance as of September 29, 2018	$(43,306)	$63	$(20,859)	$—	$1,145	$(62,957)

	For the Nine Months Ended September 30, 2017
(In thousands)	Cumulative Translation Adjustment	Unrealized (Loss) Gain on Derivatives	Pension/OPEB Liability Adjustment	Unrealized Gain (Loss) on Equity Securities	Attributable to Unconsol. Affiliates	Total

Balance as of December 31, 2016	$(49,965)	$(300)	$(23,046)	$380	$5,975	$(66,956)

Other comprehensive income (loss) before reclassifications	18,209	(1,175)	(1,309)	(1)	(1,086)	14,638
Amounts reclassified from AOCI	(3,777)	1,360	737	(379)	—	(2,059)

Net current-period other comprehensive income (loss)	14,432	185	(572)	(380)	(1,086)	12,579

Balance as of September 30, 2017	$(35,533)	$(115)	$(23,618)	$—	$4,889	$(54,377)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	Affected line item

Unrealized losses (gains) on derivatives:
Commodity contracts	$(204)	$223	$(550)	$1,247	Cost of goods sold
Interest rate swap	—	232	—	696	Interest expense
	24	(69)	95	(583)	Income tax expense (benefit)

	$(180)	$386	$(455)	$1,360	Net of tax and noncontrolling interests

Amortization of net loss and prior service cost on employee benefit plans	$81	$301	$243	$902	Other income, net
	(9)	(55)	(25)	(165)	Income tax benefit

	$72	$246	$218	$737	Net of tax and noncontrolling interests

Sale of available-for-sale securities	$—	$—	$—	$(611)	Other income, net
	$—	$—	$—	$232	Income tax expense

	$—	$—	$—	$(379)	Net of tax and noncontrolling interests

Gain recognized upon sale of business	$—	$—	$—	$(3,777)	Gain on sale of assets
	$—	$—	$—	$—	Income tax expense

	$—	$—	$—	$(3,777)	Net of tax and noncontrolling interests

Note 12 – Noncontrolling Interests

(In thousands)	Noncontrolling Interests

Balance as of December 30, 2017	$13,917
Dividends paid to noncontrolling interests	(592)
Net income attributable to noncontrolling interests	1,487
Other comprehensive income attributable to noncontrolling interests, net of tax:
Foreign currency translation	(390)

Balance as of September 29, 2018	$14,422

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

•
Climate: The Climate segment is composed of Refrigeration Products, Fabricated Tube Products, Westermeyer, Turbotec, and ATCO. The segment manufactures and sells refrigeration valves and fittings, fabricated tubular products, high pressure components, coaxial heat exchangers, and insulated HVAC flexible duct systems. The segment sells its products primarily to the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

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

Residential construction activity has shown improvement in recent years, but remains at levels below long-term historical averages. Per the U.S. Census Bureau, the September 2018 seasonally adjusted annual rate of new housing starts was 1.2 million, which was consistent with the September 2017 rate. Mortgage rates remain at historically low levels, as the average 30-year fixed mortgage rate was 4.46 percent for the first nine months of 2018 and 3.99 percent for the twelve months ended December 2017. The private non-residential construction sector, which includes offices, industrial, health care, and retail projects, has shown improvement in recent years. Per the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $452.9 billion in August 2018 compared to the August 2017 rate of $432.0 billion. We expect that most of these conditions will continue to improve.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the third quarter and first nine months of 2018 and 2017:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 29, 2018	September 30, 2017	2018 vs. 2017	September 29, 2018	September 30, 2017	2018 vs. 2017

Net sales	$645,958	$550,363	17.4%	$1,948,791	$1,742,549	11.8%
Operating income	33,671	37,481	(10.2)	133,007	129,737	2.5
Net income	20,292	22,258	(8.8)	77,602	79,878	(2.8)

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	1.8%	7.2%
Unit sales volume in core product lines	7.2	3.8
Acquisitions	8.8	3.5
Dispositions	—	(3.9)
Other	(0.4)	1.2

	17.4%	11.8%

The increase in net sales during the third quarter of 2018 was primarily due to (i) sales of $46.1 million recorded by ATCO, acquired in July 2018, (ii) higher unit sales volume of $39.5 million in our core product lines, primarily copper tube and brass rod, (iii) higher net selling prices of $9.6 million in our core product lines, and (iv) sales of $2.3 million recorded by Die-Mold, acquired in March 2018.

The increase in net sales during the first nine months of 2018 was primarily due to (i) higher net selling prices of $126.3 million in our core product lines, (ii) higher unit sales volume of $95.3 million in our domestic core product lines, (iii) sales of $46.1 million recorded by ATCO, (iv) an increase in sales in our non-core product lines of $20.8 million, (v) incremental sales of $9.7 million recorded by Heatlink Group, acquired in June 2017, and (vi) sales of $4.5 million recorded by Die-Mold. These increases were offset by (i) the absence of sales of $67.3 million recorded by Mueller-Xingrong and (ii) lower unit sales volume of $29.1 million in our non-domestic core product lines.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the third quarter and first nine months of 2018 and 2017:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Cost of goods sold	$566,956	$471,262	$1,676,446	$1,484,000
Depreciation and amortization	10,619	8,266	29,081	25,216
Selling, general, and administrative expense	38,889	33,214	112,077	104,676
Asset impairments	—	—	—	411
(Gain) loss on sale of assets	(2,691)	140	(334)	(1,491)
Insurance recovery	(1,486)	—	(1,486)	—

Operating expenses	$612,287	$512,882	$1,815,784	$1,612,812

	For the Quarter Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Cost of goods sold	87.8%	85.6%	86.0%	85.2%
Depreciation and amortization	1.6	1.5	1.5	1.4
Selling, general, and administrative expense	6.0	6.1	5.8	6.1
Asset impairments	—	—	—	—
(Gain) loss on sale of assets	(0.4)	—	—	(0.1)
Insurance recovery	(0.2)	—	(0.1)	—

Operating expenses	94.8%	93.2%	93.2%	92.6%

Q3 2018 compared to Q3 2017

The increase in cost of goods sold was primarily due to the increase in sales volume related to businesses acquired and in our core product lines.  Depreciation and amortization increased in the third quarter of 2018 primarily as a result of depreciation and amortization of the long-lived assets of businesses acquired, as well as several new long-lived assets being placed into service. Selling, general, and administrative expense increased in the third quarter of 2018 primarily as a result of (i) incremental expenses associated with ATCO and Die-Mold of $5.2 million and (ii) an increase in employment costs, including incentive compensation, of $1.8 million. These increases were partially offset by fees of $1.5 million received for services provided under certain third-party sales and distribution arrangements. In addition, during the third quarter of 2018 we recognized a gain of $2.7 million on the sale of real property and a gain of $1.5 million for a payment receivable on the property damage portion of our insurance claim related to the September 2017 fire at our brass rod mill in Port Huron, Michigan.

Interest expense increased for the third quarter of 2018 primarily as a result of increased borrowing costs associated with our unsecured $350.0 million revolving credit facility. For the third quarter of 2018, we had other income, net of $0.4 million, compared to other expense, net of $0.4 million for the third quarter of 2017. This is primarily due to higher net periodic benefit income for our benefit plans and lower environmental remediation costs in the third quarter of 2018.

Our effective tax rate for the third quarter of 2018 was 12 percent compared with 27 percent for the same period last year.  The items impacting the effective tax rate for the third quarter of 2018 were primarily attributable to a reduction of $4.3 million related to the provisional transition tax calculation and a reduction for the impact of investments in unconsolidated affiliates of $0.7 million. These were partially offset by the provision for state income taxes, net of the federal benefit, of $0.7 million and an increase in valuation allowance of $1.5 million.

For the third quarter of 2017, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to reductions for the U.S. production activities deduction of $0.6 million, the effect of foreign tax rates lower than statutory tax rates of $1.6 million, and the tax benefit of equity compensation deductions of $0.5 million.

During the third quarter of 2018 and the third quarter of 2017, we recognized losses of $3.1 million and $0.4 million, respectively, on our investments in unconsolidated affiliates.

YTD 2018 compared to YTD 2017

The increase in cost of goods sold was primarily due to the increase in the average cost of copper, our principal raw material, and the increase in sales volume in our domestic product lines and related to businesses acquired, partially offset by the decrease in sales volume resulting from the sale of Mueller-Xingrong.  Depreciation and amortization increased in the first nine months of 2018 as a result of several new long-lived assets being placed into service as well as long-lived assets of businesses acquired, partially offset by the impact of the sale of long-lived assets at Mueller-Xingrong. Selling, general, and administrative expense increased for the first nine months of 2018 primarily as a result of (i) incremental expenses associated with ATCO, Heatlink Group, and Die-Mold of $7.7 million and (ii) an increase in employment costs, including incentive compensation, of $3.2 million. These increases were partially offset by (i) fees of $1.5 million received for services provided under certain third-party sales and distribution arrangements, (ii) the absence of expenses associated with Mueller-Xingrong of $1.2 million, and (iii) a reduction in product liability expense of $1.0 million. In addition, during the first nine months of 2018 we recognized a gain of $2.7 million on the sale of real property and a gain of $0.7 million on the sale of manufacturing equipment, which were offset by a loss of $3.1 million on the sale of a corporate aircraft. We also recognized a gain of $1.5 million for a payment receivable on the property damage portion of our insurance claim related to the September 2017 fire at our brass rod mill in Port Huron, Michigan during the first nine months of 2018. During the first nine months of 2017, we recognized a gain of $1.5 million on the sale of Mueller-Xingrong and fixed asset impairment charges for certain manufacturing equipment of $0.4 million.

Interest expense increased in the first nine months of 2018 primarily as a result of interest associated with our 6% Subordinated Debentures that were issued during the first quarter of 2017 as part of our special dividend, as well as increased borrowing costs associated with our unsecured $350.0 million revolving credit facility.  Other income, net, for the first nine months of 2018 increased primarily as a result of higher net periodic benefit income for our benefit plans.

Our effective tax rate for the first nine months of 2018 was 20 percent compared with 29 percent for the same period last year. The items impacting the effective tax rate for the first nine months of 2018 were primarily attributable to a reduction of $4.3 million related to the provisional transition tax calculation and a reduction for the impact of investments in unconsolidated affiliates of $4.4 million. These were partially offset by the provision for state income taxes, net of the federal benefit, of $3.3 million, an increase in valuation allowance of $1.5 million, the effect of foreign tax rates different than statutory rates of $0.8 million, and the inclusion for global intangible low-taxed income of $0.8 million.

For the first nine months of 2017, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to reductions for the U.S. production activities deduction of $2.4 million, the effect of foreign tax rates lower than statutory tax rates of $4.6 million, the tax benefit of equity compensation deductions of $2.2 million, and the impact of investments in unconsolidated affiliates of $0.9 million. These items were partially offset by the provision for state income taxes, net of the federal benefit, of $1.7 million.

During the first nine months of 2018, we recognized losses of $13.6 million on our investments in unconsolidated affiliates. During the first nine months of 2017, we recognized $1.7 million of losses on these investments.

Piping Systems Segment

The following table compares summary operating results for the third quarter and first nine months of 2018 and 2017 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 29, 2018	September 30, 2017	2018 vs. 2017	September 29, 2018	September 30, 2017	2018 vs. 2017

Net sales	$410,525	$384,078	6.9%	$1,294,672	$1,205,697	7.4%
Operating income	25,408	20,941	21.3	100,376	86,323	16.3

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	2.2%	7.2%
Unit sales volume in core product lines	7.1	3.3
Acquisitions	0.6	1.2
Dispositions	—	(5.6)
Other	(3.0)	1.3

	6.9%	7.4%

The increase in net sales during the third quarter of 2018 was primarily attributable to (i) higher unit sales volume of $26.6 million in the segment’s core product lines, primarily copper tube, (ii) higher net selling prices in the segment’s core product lines of $8.2 million, and (iii) sales of $2.3 million recorded by Die-Mold. These increases were offset by lower sales of $4.0 million in the segment’s non-core product lines.

Net sales during the first nine months of 2018 increased primarily as a result of (i) higher net selling prices in the segment’s core product lines of $87.1 million, (ii) higher unit sales volume of $69.2 million in the segment’s domestic core product lines, (iii) an increase in net sales of $12.7 million in the segment’s non-core product lines, (iv) incremental sales of $9.7 million recorded by Heatlink Group, and (v) sales of $4.5 million recorded by Die-Mold. These increases were offset by (i) the absence of sales of $67.3 million recorded by Mueller-Xingrong and (ii) lower unit sales volume of $29.1 million in the segment’s non-domestic core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the third quarter and first nine months of 2018 and 2017:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Cost of goods sold	$363,174	$340,191	$1,120,890	$1,049,098
Depreciation and amortization	5,946	5,290	17,568	16,223
Selling, general, and administrative expense	17,387	17,516	57,931	55,133
Asset impairments	—	—	—	411
(Gain) loss on sale of assets	(1,390)	140	(2,093)	(1,491)

Operating expenses	$385,117	$363,137	$1,194,296	$1,119,374

	For the Quarter Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Cost of goods sold	88.5%	88.6%	86.6%	87.0%
Depreciation and amortization	1.4	1.4	1.4	1.3
Selling, general, and administrative expense	4.2	4.5	4.4	4.6
Asset impairments	—	—	—	—
(Gain) loss on sale of assets	(0.3)	—	(0.2)	(0.1)

Operating expenses	93.8%	94.5%	92.2%	92.8%

The increase in cost of goods sold during the third quarter of 2018 was primarily due to the increase in sales volume in the segment’s core product lines.  Depreciation and amortization increased slightly primarily as a result of several new long-lived assets being placed into service as well as depreciation and amortization of the long-lived assets acquired at Die-Mold. Selling, general, and administrative expense decreased slightly for the third quarter of 2018 primarily as a result of fees of $1.5 million received for services provided under certain third-party sales and distribution arrangements. This decrease was largely offset by (i) an increase in employment costs, including incentive compensation, of $0.5 million, (ii) an increase in legal and professional fees of $0.4 million, and (iii) incremental expenses associated with Die-Mold of $0.2 million. In addition, we recognized a gain of $1.4 million on the sale of real property during the third quarter of 2018.

The increase in cost of goods sold during the first nine months of 2018 was primarily due to the increase in the average cost of copper and the increase in sales volume in the segment’s core product lines and related to the acquisitions of Heatlink Group and Die-Mold, partially offset by the decrease in sales volume resulting from the sale of Mueller-Xingrong.  Depreciation and amortization increased slightly as a result of several new long-lived assets being placed into service as well as long-lived assets of Heatlink Group and Die-Mold, partially offset by the impact of the sale of long-lived assets at Mueller-Xingrong. Selling, general, and administrative expenses increased for the first nine months of 2018, primarily due to (i) incremental expenses associated with Die-Mold and Heatlink Group of $2.7 million, (ii) an increase in legal and professional fees of $1.6 million, and (iii) an increase in employment costs, including incentive compensation, of $0.6 million.  These increases were partially offset by (i) fees of $1.5 million received for services provided under certain third-party sales and distribution arrangements and (ii) the absence of expenses associated with Mueller-Xingrong of $1.2 million. In addition, during the first nine months of 2018 we recognized a gain of $1.4 million on the sale of real property and a gain of $0.7 million on the sale of manufacturing equipment. During first nine months of 2017, we recognized a gain of $1.5 million on the sale of Mueller-Xingrong.

Industrial Metals Segment

The following table compares summary operating results for the third quarter and first nine months of 2018 and 2017 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 29, 2018	September 30, 2017	2018 vs. 2017	September 29, 2018	September 30, 2017	2018 vs. 2017

Net sales	$158,709	$147,578	7.5%	$511,932	$451,919	13.3%
Operating income	15,111	22,698	(33.4)	53,837	59,434	(9.4)

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	1.0%	8.9%
Unit sales volume in core product lines	9.1	6.0
Other	(2.6)	(1.6)

	7.5%	13.3%

The increase in net sales during the third quarter of 2018 was primarily due to (i) higher unit sales volume of $12.9 million in the segment’s core product lines, primarily brass rod, and (ii) higher net selling prices of $1.5 million.

The increase in net sales during the first nine months of 2018 was primarily due to (i) higher net selling prices of $39.1 million and (ii) higher unit sales volume of $26.1 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the third quarter and first nine months of 2018 and 2017:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Cost of goods sold	$141,435	$120,021	$445,259	$377,036
Depreciation and amortization	1,864	1,845	5,715	5,647
Selling, general, and administrative expense	3,086	3,014	9,908	9,802
(Gain) loss on sale of assets	(1,301)	—	(1,301)	—
Insurance recovery	(1,486)	—	(1,486)	—

Operating expenses	$143,598	$124,880	$458,095	$392,485

	For the Quarter Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Cost of goods sold	89.1%	81.3%	87.0%	83.4%
Depreciation and amortization	1.2	1.3	1.1	1.2
Selling, general, and administrative expense	1.9	2.0	2.0	2.2
(Gain) loss on sale of assets	(0.8)	—	(0.3)	—
Insurance recovery	(0.9)	—	(0.3)	—

Operating expenses	90.5%	84.6%	89.5%	86.8%

The increase in cost of goods sold during the third quarter of 2018 was primarily due to the increase in sales volume in the segment’s core product lines.  Depreciation and amortization and selling, general, and administrative expenses for the third quarter of 2018 were consistent with what was recorded in the third quarter of 2017. In addition, during the third quarter of 2018 we recognized a gain of $1.3 million on the sale of real property and a gain of $1.5 million for a payment receivable on the property damage portion of our insurance claim related to the September 2017 fire at our brass rod mill in Port Huron, Michigan.

The increase in cost of goods sold during the first nine months of 2018 was primarily due to the increase in the average cost of copper and the increase in sales volume in the segment’s core product lines.  Depreciation and amortization and selling, general, and administrative expenses for the first nine months of 2018 were consistent with what was recorded in the first nine months of 2017. In addition, during the first nine months of 2018 we recognized a gain of $1.3 million on the sale of real property and a gain of $1.5 million for a payment receivable on the property damage portion of our insurance claim related to the September 2017 fire at our brass rod mill in Port Huron, Michigan.

Climate Segment

The following table compares summary operating results for the third quarter and first nine months of 2018 and 2017 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 29, 2018	September 30, 2017	2018 vs. 2017	September 29, 2018	September 30, 2017	2018 vs. 2017

Net sales	$81,619	$32,488	151.2%	$156,854	$103,403	51.7%
Operating income	5,774	5,429	6.4	16,668	17,155	(2.8)

Sales for the third quarter and first nine months of 2018 increased primarily as a result of (i) sales of $46.1 million recorded by ATCO, (ii) an increase in volume, and (iii) change in product mix.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2018 and 2017:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Cost of goods sold	$66,832	$24,111	$124,806	$77,124
Depreciation and amortization	2,123	636	3,371	1,880
Selling, general and administrative expense	6,890	2,312	12,009	7,244

Operating expenses	$75,845	$27,059	$140,186	$86,248

	For the Quarter Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Cost of goods sold	81.9%	74.2%	79.6%	74.6%
Depreciation and amortization	2.6	2.0	2.1	1.8
Selling, general and administrative expense	8.4	7.1	7.7	7.0

Operating expenses	92.9%	83.3%	89.4%	83.4%

Cost of goods sold increased during the third quarter and first nine months of 2018 primarily due to the increase in volume and change in product mix within the segment primarily resulting from the ATCO acquisition.  In addition, it included additional expense of $2.2 million to adjust ATCO’s inventory to fair value as part of purchase accounting during 2018. Depreciation and amortization increased in the third quarter and first nine months of 2018 primarily as a result of depreciation and amortization of the long-lived assets acquired at ATCO. Selling, general, and administrative expenses for the third quarter and first nine months of 2018 increased as a result of incremental expenses associated with ATCO.

Liquidity and Capital Resources

The following table presents selected financial information for the first nine months of 2018 and 2017:

(In thousands)	2018	2017

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$(17,514)	$(250,162)
Property, plant, and equipment, net	56,334	(11,386)
Total debt	54,214	175,904
Working capital, net of cash and current debt	28,366	18,106

Net cash provided by operating activities	122,515	53,542
Net cash used in investing activities	(166,278)	(8,008)
Net cash provided by (used in) financing activities	26,691	(300,162)

Cash Flows from Operating Activities

During the nine months ended September 29, 2018, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $79.1 million, (ii) a decrease in inventories of $48.7 million, (iii) depreciation and amortization of $29.3 million, (iv) losses from unconsolidated affiliates of $13.6 million, and (v) a decrease in other assets of $11.3 million. This cash increase was offset by (i) an increase in accounts receivable of $42.2 million, (ii) a decrease in other liabilities of $13.9 million, and (iii) a decrease in current liabilities of $7.9 million. The decrease in inventories was primarily driven by the use of excess inventory built at the end of 2017 due to a casting outage in our brass rod mill that impaired our ability to melt scrap returns. The fluctuations in accounts receivable and current liabilities were primarily due to increased selling prices and sales volume in certain businesses and additional working capital needs in the first nine months of 2018. The changes in other assets and liabilities are primarily attributable to the change in estimate of the one-time transition tax liability on accumulated foreign earnings under the Tax Cuts and Jobs Act.

During the nine months ended September 30, 2017, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $81.0 million, (ii) depreciation and amortization of $25.4 million, and (iii) an increase in current liabilities of $21.0 million. This cash increase was offset by (i) an increase in accounts receivables of $33.4 million and (ii) an increase in inventories of $40.9 million. The fluctuations were primarily due to increased sales volume in certain businesses and additional working capital needs in the first nine months of 2017.

Cash Flows from Investing Activities

The major components of net cash used in investing activities during the nine months ended September 29, 2018 included (i) $167.7 million for the purchases of ATCO and Die-Mold, net of cash acquired, and (ii) capital expenditures of $16.7 million. These uses of cash were offset by proceeds on the sale of properties of $18.7 million.

The major components of net cash used in investing activities during the nine months ended September 30, 2017 included (i) $18.4 million for the purchase of Heatlink Group, net of cash acquired, (ii) capital expenditures of $17.3 million, and (iii) investments in our joint venture in Bahrain of $3.3 million. These uses of cash were offset by (i) $17.5 million of proceeds from the sale of our 50.5 percent equity interest in Mueller-Xingrong, net of cash sold, (ii) proceeds from the sale of properties of $11.7 million, and (iii) proceeds from the sale of securities of $1.8 million.

Cash Flows from Financing Activities

For the nine months ended September 29, 2018, net cash provided by financing activities consisted primarily of the issuance of debt under our Credit Agreement of $190.0 million. This was offset by (i) $135.0 million used to reduce the debt outstanding under our Credit Agreement, (ii) $17.1 million used for the payment of regular quarterly dividends to stockholders of the Company, (iii) $6.6 million used to repurchase common stock, and (iv) $3.0 million used for repayment of debt by Jungwoo-Mueller.

For the nine months ended September 30, 2017, net cash used in financing activities consisted primarily of (i) $191.2 million used for payment of the special dividend and regular quarterly dividends to stockholders of the Company, (ii) $100.0 million used to reduce the debt outstanding under our Credit Agreement, (iii) $3.5 million used for repayment of debt by Mueller-Xingrong and Jungwoo-Mueller, and (iv) $2.9 million used for payment of dividends to noncontrolling interests.

Liquidity and Outlook

We believe that cash provided by operations, funds available under the Credit Agreement, and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.  As of September 29, 2018 our current ratio was 3.1 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $4.6 million during the first nine months of 2018.  We expect to spend approximately $0.9 million for the remainder of 2018 for ongoing environmental remediation activities.

The Company declared and paid a quarterly cash dividend of 10.0 cents per common share during the first, second, and third quarters of 2018 and 2017.  Additionally, during the first quarter of 2017, the Company distributed a special dividend composed of $3.00 in cash and $5.00 in principal amount of the Company’s 6% Subordinated Debentures (Debentures) due 2027 for each share of common stock outstanding. Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of September 29, 2018, the Company’s total debt was $519.3 million or 47.1 percent of its total capitalization.

The Debentures distributed as part of our special dividend are subordinated to all other funded debt of the Company and are callable, in whole or in part, at any time at the option of the Company, subject to declining call premiums during the first five years. The Debentures also grant each holder the right to require the Company to repurchase such holder’s Debentures in the event of a change in control at declining repurchase premiums during the first five years. Interest is payable semiannually on September 1 and March 1, and commenced September 1, 2017. Total Debentures outstanding as of September 29, 2018 were $284.5 million.

The Company’s Credit Agreement provides for an unsecured $350.0 million revolving credit facility which matures on December 6, 2021.  Total borrowings under the Credit Agreement were $215.0 million at September 29, 2018. The Credit Agreement backed approximately $8.5 million in letters of credit at the end of the third quarter of 2018.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of September 29, 2018, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until August 2019, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 29, 2018, the Company has repurchased approximately 5.0 million shares under this authorization.

In October 2018, the Company repurchased approximately 242 thousand shares under the authorization for a total of $6.2 million.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At September 29, 2018, we held open futures contracts to purchase approximately $66.0 million of copper over the next 15 months related to fixed-price sales orders and to sell approximately $4.5 million of copper over the next three months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of September 29, 2018, we held no open futures contracts to purchase natural gas.

Interest Rates

At September 29, 2018, we had variable-rate debt outstanding of $219.4 million.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on LIBOR.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At September 29, 2018, we had open forward contracts with a financial institution to sell approximately 5.1 million euros, 25.6 million Swedish kronor, and 8.3 million Norwegian kroner through January 2019.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of September 29, 2018.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 29, 2018 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending September 29, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until August 2019, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 29, 2018, the Company had repurchased approximately 5.0 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended September 29, 2018. In October 2018, the Company repurchased approximately 242 thousand shares under the authorization for a total of $6.2 million.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

July 1, 2018 - July 28, 2018	5,658	$32.00	—	15,037,060
July 29, 2018 - August 25, 2018	35,138	$32.15	—	15,037,060
August 26, 2018 - September 29, 2018	513	$28.90	—	15,037,060
Total	41,309		—
(1) Shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting. Also includes shares resulting from restricted stock forfeitures at the average cost of treasury stock.
(2) Shares available to be purchased under the Company’s 20 million share repurchase authorization until August 2019. The extension of the authorization was announced on October 24, 2018.

Item 6.  Exhibits

10.1
Stock Purchase Agreement, dated as of July 2, 2018, by and among ATCO Rubber Products, Inc., the Sellers named therein, the Company, and Ramesh Bhatia (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated July 6, 2018).

10.2
Amendment No. 1 to Stock Purchase Agreement, dated as of August 24, 2018, by and among ATCO Rubber Products, Inc., the Company, the Original Sellers named therein, the Representative named therein, and the Corrected Sellers named therein.

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
October 24, 2018	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
October 24, 2018	Anthony J. Steinriede
Date	Vice President – Corporate Controller