Form 10-Q
period 2019-03-30
MUELLER INDUSTRIES INC
filed 2019-04-24
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 30, 2019	Commission file number 1–6770
MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Schilling Boulevard, Suite 100
Collierville, Tennessee	38107
(Address of principal executive offices)	(Zip Code)

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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of April 19, 2019 was 56,626,486.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 30, 2019

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
(In thousands, except per share data)	March 30, 2019	March 31, 2018

Net sales	$611,781	$640,060

Cost of goods sold	511,393	545,670
Depreciation and amortization	10,555	9,456
Selling, general, and administrative expense	40,653	34,057
Asset impairment	—	3,469

Operating income	49,180	47,408

Interest expense	(6,954)	(5,909)
Other (expense) income, net	(172)	560

Income before income taxes	42,054	42,059

Income tax expense	(9,546)	(7,395)
Loss from unconsolidated affiliates, net of foreign tax	(15,369)	(10,320)

Consolidated net income	17,139	24,344

Net income attributable to noncontrolling interests	(1,416)	(216)

Net income attributable to Mueller Industries, Inc.	$15,723	$24,128

Weighted average shares for basic earnings per share	55,728	56,900
Effect of dilutive stock-based awards	526	517

Adjusted weighted average shares for diluted earnings per share	56,254	57,417

Basic earnings per share	$0.28	$0.42

Diluted earnings per share	$0.28	$0.42

Dividends per share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended
(In thousands)	March 30, 2019	March 31, 2018

Consolidated net income	$17,139	$24,344

Other comprehensive income, net of tax:
Foreign currency translation	6,057	4,977
Net change with respect to derivative instruments and hedging activities, net of tax of $(343) and $279	1,257	(1,062)
Net change in pension and postretirement obligation adjustments, net of tax of $107 and $180	(246)	(451)
Attributable to unconsolidated affiliates, net of tax of $(13) and $116	47	(401)

Total other comprehensive income, net	7,115	3,063

Consolidated comprehensive income	24,254	27,407
Comprehensive income attributable to noncontrolling interests	(1,620)	(393)

Comprehensive income attributable to Mueller Industries, Inc.	$22,634	$27,014

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	March 30, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$97,596	$72,616
Accounts receivable, less allowance for doubtful accounts of $812 in 2019 and $836 in 2018	309,765	273,417
Inventories	344,850	329,795
Other current assets	32,322	26,790

Total current assets	784,533	702,618

Property, plant, and equipment, net	369,710	370,633
Operating lease right-of-use assets	29,515	—
Goodwill, net	153,106	150,335
Intangible assets, net	61,558	61,971
Investments in unconsolidated affiliates	50,733	58,042
Other assets	25,898	25,950

Total assets	$1,475,053	$1,369,549

Liabilities
Current liabilities:
Current portion of debt	$5,001	$7,101
Accounts payable	107,301	103,754
Accrued wages and other employee costs	29,621	38,549
Current portion of operating lease liabilities	4,737	—
Other current liabilities	73,869	83,397

Total current liabilities	220,529	232,801

Long-term debt, less current portion	559,836	489,597
Pension liabilities	13,573	14,237
Postretirement benefits other than pensions	14,802	14,818
Environmental reserves	20,025	20,009
Deferred income taxes	18,940	16,615
Noncurrent operating lease liabilities	25,437	—
Other noncurrent liabilities	19,989	18,212

Total liabilities	893,131	806,289

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 56,626,441 in 2019 and 56,702,997 in 2018	802	802
Additional paid-in capital	278,800	276,849
Retained earnings	834,798	824,737
Accumulated other comprehensive loss	(72,881)	(79,792)
Treasury common stock, at cost	(476,121)	(474,240)

Total Mueller Industries, Inc. stockholders' equity	565,398	548,356
Noncontrolling interests	16,524	14,904

Total equity	581,922	563,260

Commitments and contingencies	—	—

Total liabilities and equity	$1,475,053	$1,369,549
See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
(In thousands)	March 30, 2019	March 31, 2018

Cash flows from operating activities
Consolidated net income	$17,139	$24,344
Reconciliation of consolidated net income to net cash used in operating activities:
Depreciation and amortization	10,635	9,536
Stock-based compensation expense	2,007	1,912
Loss from unconsolidated affiliates	15,369	10,320
Loss (gain) on disposals of properties	37	(676)
Impairment charge	—	3,469
Deferred income tax benefit	(225)	(940)
Changes in assets and liabilities, net of effects of business acquired:
Receivables	(34,067)	(72,843)
Inventories	(13,335)	3,504
Other assets	(7,530)	20,967
Current liabilities	(15,885)	(23,898)
Other liabilities	741	(1,845)
Other, net	441	(365)

Net cash used in operating activities	(24,673)	(26,515)

Cash flows from investing activities
Capital expenditures	(6,834)	(5,517)
Acquisition of business, net of cash acquired	—	(12,466)
Investments in unconsolidated affiliates	(8,000)	(609)
Proceeds from sales of assets	4	708

Net cash used in investing activities	(14,830)	(17,884)

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(5,574)	(5,679)
Repurchase of common stock	(1,763)	(6,575)
Issuance of long-term debt	100,557	41,754
Repayments of long-term debt	(30,472)	(15,903)
Repayment of debt by consolidated joint ventures, net	(2,121)	(3,342)
Net cash (used) received to settle stock-based awards	(175)	50

Net cash provided by financing activities	60,452	10,305

Effect of exchange rate changes on cash	919	1,289

Increase (decrease) in cash, cash equivalents, and restricted cash	21,868	(32,805)
Cash, cash equivalents, and restricted cash at the beginning of the period	77,138	126,563

Cash, cash equivalents, and restricted cash at the end of the period	$99,006	$93,758

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended
(In thousands)	March 30, 2019		March 31, 2018
	Shares	Amount	Shares	Amount

Common stock:
Balance at beginning of year	80,183	$802	80,183	$802

Balance at end of year	80,183	$802	80,183	$802

Additional paid-in capital:
Balance at beginning of year		$276,849		$274,585
Issuance of shares under incentive stock option plans		(56)		(48)
Stock-based compensation expense		2,007		1,912
Issuance of restricted stock		—		(20)

Balance at end of year		$278,800		$276,429

Retained earnings:
Balance at beginning of year		$824,737		$743,503
Net income attributable to Mueller Industries, Inc.		15,723		24,128
Dividends paid or payable to stockholders of Mueller Industries, Inc.		(5,662)		(5,756)
Reclassification of stranded effects of the Act		—		(556)

Balance at end of year		$834,798		$761,319

Accumulated other comprehensive loss:
Balance at beginning of year		$(79,792)		$(51,056)
Total other comprehensive income attributable to Mueller Industries, Inc.		6,911		2,886
Reclassification of stranded effects of the Act		—		556

Balance at end of year		$(72,881)		$(47,614)

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended
(In thousands)	March 30, 2019		March 31, 2018
	Shares	Amount	Shares	Amount

Treasury stock:
Balance at beginning of year	23,480	$(474,240)	22,373	$(445,723)
Issuance of shares under incentive stock option plans	—	(118)	(6)	114
Repurchase of common stock	77	(1,763)	252	(6,592)
Issuance of restricted stock	—	—	(1)	20

Balance at end of year	23,557	$(476,121)	22,618	$(452,181)

Noncontrolling interests:
Balance at beginning of year		$14,904		$13,917
Net income attributable to noncontrolling interests		1,416		216
Foreign currency translation		204		177

Balance at end of year		$16,524		$14,310

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

Note 1 – Recent Accounting Standards

Adopted

In July 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements and ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The ASUs clarify how to apply certain aspects of the new leasing standard, ASC 842.  ASC 842 requires an entity to recognize a right-of-use asset and lease liability for each lease with a term of more than 12 months.  Recognition, measurement and presentation of expenses will depend on classification as a financing or operating lease.  The guidance also requires certain quantitative and qualitative disclosures about leasing arrangements.  The Company adopted the ASU during the first quarter of 2019 using a modified retrospective approach and applied the transition provisions at the beginning of the fiscal year. Financial results reported in periods prior to 2018 are unchanged. The Company elected a package of practical expedients, which among other things, does not require the reassessment of lease classification. The Company does not separate lease and non-lease components of contracts. The Company implemented a system to identify its entire population of leases and tested the population for completeness. As of the effective date, the Company recognized noncurrent right-of-use assets of $30.8 million and corresponding current and noncurrent lease liabilities of $4.9 million and $26.6 million, respectively.

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

Note 3 – Acquisitions

ATCO

On July 2, 2018, the Company entered into a stock purchase agreement pursuant to which the Company acquired all of the outstanding capital stock of ATCO Rubber Products, Inc. (ATCO) for approximately $156.7 million, net of the estimated working capital adjustments. The total purchase price consisted of $151.4 million in cash at closing and a contingent consideration arrangement which requires the Company to pay the former owner up to $12.0 million based on EBITDA growth of the acquired business. ATCO is an industry leader in the manufacturing and distribution of insulated HVAC flexible duct systems and will support the Company’s strategy to grow its Climate Products businesses to become a more valuable resource to its HVAC customers. The acquired business is reported in the Company’s Climate segment.

The fair value of the assets acquired totaled $137.9 million, consisting primarily of property, plant, and equipment of $83.1 million, inventories of $31.7 million, accounts receivable of $21.8 million, other current assets of $1.1 million, and other assets of $0.2 million. The fair value of the liabilities assumed totaled $20.4 million, consisting primarily of accounts payable of $8.1 million, other current liabilities of $10.2 million, and long-term debt of $2.1 million. Of the remaining purchase price, $17.8 million was allocated to tax-deductible goodwill and $21.4 million was allocated to intangible assets, including technology, customer relationships, trade names, and supply contracts. The purchase price allocation is provisional as of March 30, 2019 and subject to change upon completion of the final valuation of the long-lived assets, working capital, and contingent consideration during the measurement period.

ATCO had net sales of approximately $45.5 million for the quarter ended March 30, 2019. For the year ended December 29, 2018, the Company’s net sales included approximately $90.0 million of revenue recognized by ATCO from the date of acquisition.

The following table presents condensed pro forma consolidated results of operations as if the ATCO acquisition has occurred at the beginning of 2018. The pro forma information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the periods presented and is not necessarily indicative of operating results to be expected in future periods. The most significant pro forma adjustments to the historical results of operations relate to the application of purchase accounting and the financing structure.

For the Quarter Ended
(In thousands, except per share data)	March 31, 2018

Net sales	$681,331
Net income	26,463

Basic earnings per share	$0.47
Diluted earnings per share	0.46

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

The fair value of the assets acquired totaled $7.1 million, consisting primarily of property, plant, and equipment of $3.3 million, inventories of $1.8 million, accounts receivable of $1.7 million, and other current assets of $0.3 million. The fair value of the liabilities assumed totaled $2.9 million, consisting primarily of accounts payable of $0.7 million, other current liabilities of $0.2 million, and deferred taxes of $2.0 million. Of the remaining purchase price, $9.4 million was allocated to non-deductible goodwill and intangible assets.

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

Summarized segment information is as follows:

	For the Quarter Ended March 30, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$376,492	$150,875	$89,834	$(5,420)	$611,781

Cost of goods sold	324,796	126,699	66,829	(6,931)	511,393
Depreciation and amortization	5,550	1,844	2,313	848	10,555
Selling, general, and administrative expense	17,897	3,145	8,306	11,305	40,653

Operating income	28,249	19,187	12,386	(10,642)	49,180

Interest expense					(6,954)
Other loss, net					(172)

Income before income taxes					$42,054

	For the Quarter Ended March 31, 2018
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$430,964	$177,332	$36,063	$(4,299)	$640,060

Cost of goods sold	372,895	149,423	27,286	(3,934)	545,670
Depreciation and amortization	5,878	1,903	621	1,054	9,456
Selling, general, and administrative expense	19,242	3,373	2,609	8,833	34,057
Asset impairment	—	—	—	3,469	3,469

Operating income	32,949	22,633	5,547	(13,721)	47,408

Interest expense					(5,909)
Other income, net					560

Income before income taxes					$42,059

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended March 30, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$307,521	$—	$—	$307,521
Brass rod and forgings	—	115,924	—	115,924
OEM components, tube & assemblies	7,283	13,037	37,243	57,563
Valves and plumbing specialties	61,688	—	—	61,688
Other	—	21,914	52,591	74,505

	376,492	150,875	89,834	617,201

Intersegment sales				(5,420)

Net sales				$611,781

	For the Quarter Ended March 31, 2018
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$358,091	$—	$—	$358,091
Brass rod and forgings	—	136,548	—	136,548
OEM components, tube & assemblies	7,062	15,067	36,063	58,192
Valves and plumbing specialties	65,811	—	—	65,811
Other	—	25,717	—	25,717

	430,964	177,332	36,063	644,359

Intersegment sales				(4,299)

Net sales				$640,060

Note 5 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	March 30, 2019	December 29, 2018

Cash & cash equivalents	$97,596	$72,616
Restricted cash included within other current assets	1,302	4,414
Restricted cash included within other assets	108	108

Total cash, cash equivalents, and restricted cash	$99,006	$77,138

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 6 – Inventories

(In thousands)	March 30, 2019	December 29, 2018

Raw materials and supplies	$101,420	$89,641
Work-in-process	60,356	58,643
Finished goods	190,033	188,506
Valuation reserves	(6,959)	(6,995)

Inventories	$344,850	$329,795

Note 7 – Financial Instruments

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

At March 30, 2019, the Company held open futures contracts to purchase approximately $32.0 million of copper over the next 14 months related to fixed price sales orders.  The fair value of those futures contracts was a $1.3 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At March 30, 2019, this amount was approximately $911 thousand of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At March 30, 2019, the Company held open futures contracts to sell approximately $2.6 million of copper over the next four months related to copper inventory.  The fair value of those futures contracts was a $90 thousand net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	March 30, 2019	December 29, 2018	Balance Sheet Location	March 30, 2019	December 29, 2018

Commodity contracts - gains	Other current assets	$1,366	$88	Other current liabilities	$—	$103
Commodity contracts - losses	Other current assets	(24)	(1)	Other current liabilities	(90)	(1,382)

Total derivatives (1)		$1,342	$87		$(90)	$(1,279)
(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended
(In thousands)	Location	March 30, 2019	March 31, 2018
Fair value hedges:
Gain on commodity contracts (qualifying)	Cost of goods sold	$—	$391
Loss on hedged item - inventory	Cost of goods sold	—	(385)

Undesignated derivatives:
Gain on commodity contracts (nonqualifying)	Cost of goods sold	1,442	6,126

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended March 30, 2019
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$1,352	Cost of goods sold	$(79)
Other	(16)	Other	—

Total	$1,336	Total	$(79)

Changes recognized in and reclassified from AOCI (continued):

	For the Quarter Ended March 31, 2018
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(795)	Cost of goods sold	$(292)
Other	25	Other	—

Total	$(770)	Total	$(292)

The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the qualifying open hedge contracts through March 30, 2019 was not material to the Condensed Consolidated Statements of Income.

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At March 30, 2019 and December 29, 2018, the Company had recorded restricted cash in other current assets of $0.5 million and $3.6 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Long-Term Debt

The fair value of long-term debt at March 30, 2019 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

Note 8 – Leases

The Company leases certain manufacturing facilities, distribution centers, office space, and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet; expense for these leases is recognized on a straight line-basis over the term of the lease. Most of the Company’s leases include one or more options to renew up to five years and have remaining terms of one to fifteen years. These options are not included in the Company’s valuation of the right-of-use assets as the Company is not reasonably certain to exercise the options.

The Company has certain vehicle leases that are financing; however, these leases are deemed immaterial for disclosure.

The following table includes supplemental information with regards to the Company’s operating leases:

(In thousands, except lease term and discount rate)	March 30, 2019

Operating lease right-of-use assets	$29,515

Current portion of operating lease liabilities	4,737
Noncurrent operating lease liabilities	25,437

Total operating lease liabilities	$30,174

Weighted average discount rate	4.13%
Weighted average remaining lease term (in years)	9.32

As of the adoption date of ASC 842, discount rates for existing leases were based on an estimate of the Company’s incremental borrowing rate, adjusted for the term of the lease.

Some of the Company’s leases include variable lease costs such as taxes, insurance, etc. These costs are immaterial for disclosure. The following table presents certain information related to operating lease costs and cash paid during the quarter.

(In thousands)	March 30, 2019

Operating lease costs	$1,627
Short term lease costs	1,490

Total lease costs	$3,117

Cash paid for amounts included in the measurement of lease liabilities	$1,585

Maturities of the Company’s operating leases are as follows:

(In thousands)	March 30, 2019

2019	$5,976
2020	5,343
2021	4,383
2022	3,661
2023	2,635
2024 and thereafter	15,361

Total lease payments	37,359
Less imputed interest	(7,185)

Total lease obligations	30,174
Less current obligations	(4,737)

Noncurrent lease obligations	$25,437

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

The Company records its proportionate share of the investees’ net income or loss, net of foreign taxes, one quarter in arrears as income (loss) from unconsolidated affiliates, net of foreign tax, in the Condensed Consolidated Statements of Income and its proportionate share of the investees’ other comprehensive income (loss), net of income taxes, in the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Changes in Equity. The U.S. tax effect of the Company’s proportionate share of Tecumseh’s income or loss is recorded in income tax expense in the Condensed Consolidated Statements of Income. In general, the equity investment in unconsolidated affiliates is equal to the current equity investment plus the investees’ net accumulated losses.

The following tables present summarized financial information derived from the Company’s equity method investees’ combined consolidated financial statements, which are prepared in accordance with U.S. GAAP.

(In thousands)	March 30, 2019	December 29, 2018

Current assets	$200,129	$228,214
Noncurrent assets	107,349	114,257
Current liabilities	161,863	175,371
Noncurrent liabilities	62,814	57,216

	For the Quarter Ended
(In thousands)	March 30, 2019	March 31, 2018

Net sales	$113,327	$124,100
Gross profit	8,006	12,100
Net loss	(29,207)	(18,331)

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarter ended March 30, 2019 included net losses of $14.6 million for Tecumseh.

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

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarters ended March 30, 2019 and March 31, 2018 included net losses of $0.8 million and $1.1 million, respectively, for Mueller Middle East.

Note 10 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended
(In thousands)	March 30, 2019	March 31, 2018

Pension benefits:
Service cost	$—	$24
Interest cost	1,467	1,493
Expected return on plan assets	(2,076)	(2,289)
Amortization of net loss	530	349

Net periodic benefit income	$(79)	$(423)

Other benefits:
Service cost	$64	$60
Interest cost	153	148
Amortization of prior service credit	(226)	(226)
Amortization of net (gain) loss	(8)	18

Net periodic benefit income	$(17)	$—

The components of net periodic benefit cost (income) other than the service cost component are included in other (expense) income, net in the Condensed Consolidated Statements of Income.

Note 11 – Commitments and Contingencies

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

East La Harpe. At the East La Harpe site, the Company and two other PRPs conducted a site study evaluation under KDHE supervision and prepared a site cleanup plan approved by KDHE.  In 2016, the corporate parent (Peabody Energy) of a third party that the Company understands may owe indemnification obligations to one of the other PRPs (Blue Tee) in connection with the East La Harpe site filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  KDHE has extended the deadline for the PRPs to develop a repository design plan to allow for wetlands permitting to take place.  In December 2018, KDHE provided a draft agreement which contemplates the use of funds KDHE obtained from two other parties (Peabody Energy and Blue Tee) to fund part of the remediation, and removes Blue Tee from the PRPs’ agreement with KDHE. The Company is currently negotiating the terms of that draft agreement.

Lanyon. With respect to the Lanyon Site, in 2016, the Company received a general notice letter from the United States Environmental Protection Agency (EPA) asserting that the Company is a PRP, which the Company has denied.

The Company’s reserve for its proportionate share of the remediation costs associated with these three Southeast Kansas sites is $5.6 million.

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980s, of implementing various remedial measures, including sealing mine portals with concrete plugs in portals that were discharging water.  The sealing program achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 QCB Order, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage, and again extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new 10-year permit will include an order requiring continued implementation of BMP through 2029 to address residual discharges of acid rock drainage.  The Company currently estimates that it will spend between approximately $12.8 million and $17.5 million for remediation at these sites over the next 30 years.

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). The Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs currently estimate it will cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs, $0.4 million of which has been incurred by those PRPs and paid for by the Company to date.  As of March 30, 2019, the Company has made payments of approximately $5.7 million related to the aforementioned agreement with the other PRPs and has included $1.3 million in the reserve for environmental liabilities. The Company disputes that it was properly named in the UAOs, and has reserved its rights to petition the EPA for reimbursement of any costs incurred to comply with the UAOs upon the completion of the work required therein.  In October 2017, a group of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in a private tort action relating to the site; the Company, Arava, and MRRC were voluntarily dismissed from that litigation without prejudice in March 2018.  A second civil action asserting similar claims was filed against the Company, Arava, MRRC, and Lead Refinery in September 2018. At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1), but not limited to EPA oversight costs for which EPA may attempt to seek reimbursement from the Company, and past costs for which other PRPs may attempt to seek contribution from the Company.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles and certain retiree health benefits.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at March 30, 2019 were $7.6 million.

Note 12 – Income Taxes

The Company’s effective tax rate for the first quarter of 2019 was 23 percent compared with 18 percent for the same period last year. The difference between the Company’s effective tax rate and the current U.S. statutory rate of 21 percent is primarily related to an increase in the transition tax calculation of $1.5 million for the effects of final regulations issued during the first quarter of 2019; the provision for state income taxes, net of the federal benefit, of $1.1 million; and other items of $0.7 million. These increases were partially offset by the recognition of a $2.6 million benefit related to an increased tax loss on the sale of a foreign subsidiary in a prior period.

The Company’s effective tax rate for the first quarter of 2018 was 18 percent. The items impacting the effective tax rate for the first quarter of 2018 were primarily attributable to a reduction for the impact of tax benefits from losses on investments in unconsolidated affiliates of $3.9 million, partially offset by increases related to the provision for state income taxes, net of the federal benefit, of $1.2 million, and other items of $1.2 million.

The Tax Cuts and Jobs Act (the Act), enacted on December 22, 2017, requires companies to pay a one-time transition tax on the accumulated earnings of certain foreign subsidiaries. In January 2019, the Treasury Department issued final regulations related to the calculation of the transition tax. As a result of the guidance provided in these regulations, the Company recorded additional income tax expense of $1.5 million and recognized a $2.6 million benefit on the sale of a foreign subsidiary included in the transition tax.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions.  The statute of limitations is open for the Company’s federal tax return and most state income tax returns for 2015 and all subsequent years and is open for certain state and foreign returns for earlier tax years due to ongoing audits and differing statute periods.  The Internal Revenue Service is currently auditing the Company’s 2015 federal consolidated return. While the Company believes that it is adequately reserved for possible future audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

Note 13 – Accumulated Other Comprehensive Income (Loss)

AOCI includes certain foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges, adjustments to pension and OPEB liabilities, and other comprehensive income attributable to unconsolidated affiliates.

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Quarter Ended March 30, 2019
(In thousands)	Cumulative Translation Adjustment	Unrealized (Loss) Gain on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 29, 2018	$(54,257)	$(214)	$(24,967)	$(354)	$(79,792)

Other comprehensive income (loss) before reclassifications	5,853	1,336	(489)	47	6,747
Amounts reclassified from AOCI	—	(79)	243	—	164

Net current-period other comprehensive income (loss)	5,853	1,257	(246)	47	6,911

Balance as of March 30, 2019	$(48,404)	$1,043	$(25,213)	$(307)	$(72,881)

	For the Quarter Ended March 31, 2018
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 30, 2017	$(38,163)	$847	$(20,610)	$6,870	$(51,056)

Other comprehensive income (loss) before reclassifications	4,800	(770)	(570)	(401)	3,059
Amounts reclassified from AOCI	—	(292)	119	—	(173)

Net current-period other comprehensive income (loss)	4,800	(1,062)	(451)	(401)	2,886
Reclassification of stranded effects of the Act	—	112	(1,018)	1,462	556

Balance as of March 31, 2018	$(33,363)	$(103)	$(22,079)	$7,931	$(47,614)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended
(In thousands)	March 30, 2019	March 31, 2018	Affected line item

Unrealized gains on derivative commodity contracts	$(96)	$(365)	Cost of goods sold
	17	73	Income tax expense

	$(79)	$(292)	Net of tax and noncontrolling interests

Amortization of net loss and prior service cost on employee benefit plans	$296	$141	Other income, net
	(53)	(22)	Income tax benefit

	$243	$119	Net of tax and noncontrolling interests

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

Residential construction activity has shown improvement in recent years, but remains at levels below long-term historical averages. Per the U.S. Census Bureau, the March 2019 seasonally adjusted annual rate of new housing starts was 1.1 million, which was slightly lower than the March 2018 rate of 1.3 million. Mortgage rates remain at historically low levels, as the average 30-year fixed mortgage rate was 4.37 percent for the first quarter of 2019 and 4.54 percent for the twelve months ended December 2018. The private non-residential construction sector, which includes offices, industrial, health care, and retail projects, has shown improvement in recent years. Per the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $453.6 billion in February 2019 compared to the February 2018 rate of $453.1 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first quarter of 2019 and 2018:

	For the Quarter Ended		Percent Change
(In thousands)	March 30, 2019	March 31, 2018	2019 vs. 2018

Net sales	$611,781	$640,060	(4.4)%
Operating income	49,180	47,408	3.7
Net income	15,723	24,128	(34.8)

The following are components of changes in net sales compared to the prior year:

Quarter-to- Date
Net selling price in core product lines	(6.1)%
Unit sales volume in core product lines	(5.4)
Acquisitions	7.4
Other	(0.3)

(4.4)%

The decrease in net sales during the first quarter of 2019 was primarily due to (i) lower net selling prices of $39.0 million in our core product lines, primarily copper tube and brass rod, and (ii) lower unit sales volume of $34.5 million in our core product lines. This decrease was offset by (i) sales of $45.5 million recorded by ATCO, acquired in July 2018, and (ii) sales of $2.0 million recorded by Die-Mold, acquired in March 2018.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2019 and 2018:

	For the Quarter Ended
(In thousands)	March 30, 2019	March 31, 2018

Cost of goods sold	$511,393	$545,670
Depreciation and amortization	10,555	9,456
Selling, general, and administrative expense	40,653	34,057
Asset impairment	—	3,469

Operating expenses	$562,601	$592,652

	For the Quarter Ended
	March 30, 2019	March 31, 2018

Cost of goods sold	83.6%	85.3%
Depreciation and amortization	1.7	1.5
Selling, general, and administrative expense	6.7	5.3
Asset impairment	—	0.5

Operating expenses	92.0%	92.6%

The decrease in cost of goods sold was primarily due to the decrease in the average cost of copper, our principal raw material, and the decrease in sales volume in our core product lines, offset by the increase in sales volume related to businesses acquired.  Depreciation and amortization increased in the first quarter of 2019 primarily as a result of depreciation and amortization of the long-lived assets of businesses acquired. Selling, general, and administrative expense increased in the first quarter of 2019 primarily as a result of (i) incremental expenses associated with ATCO and Die-Mold of $5.2 million, (ii) an increase in employment costs, including healthcare, of $1.1 million, (iii) an increase in product liability expense of $0.8 million, (iv) a reduction of $0.7 million in fees received for services provided under certain equipment transfer and licensing agreements, and (v) the absence of gains of $0.7 million recorded on the sale of assets in the prior year. These increases were partially offset by (i) fees of $1.7 million received for services provided under certain third-party sales and distribution arrangements and (ii) higher foreign currency transaction gains of $0.7 million. In addition, during the first quarter of 2018 we recognized a fixed asset impairment charge of $3.5 million for a corporate aircraft that was taken out of service and classified as held-for-sale.

Interest expense increased for the first quarter of 2019 primarily as a result of increased borrowing costs associated with our unsecured $350.0 million revolving credit facility. For the first quarter of 2019, we had other expense, net of $0.2 million, compared to other income, net of $0.6 million for the first quarter of 2018. This is primarily due to higher environmental remediation costs and lower net periodic benefit income related to our benefit plans in the first quarter of 2019.

Our effective tax rate for the first quarter of 2019 was 23 percent compared with 18 percent for the same period last year.  The items impacting the effective tax rate for the first quarter of 2019 were primarily attributable to an increase in the transition tax calculation of $1.5 million for the effects of final regulations issued during the first quarter of 2019; the provision for state income taxes, net of the federal benefit, of $1.1 million; and other items of $0.7 million. These increases were partially offset by the recognition of a $2.6 million benefit related to an increased tax loss on the sale of a foreign subsidiary in a prior period.

For the first quarter of 2018, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to a reduction for the impact of tax benefits from losses on investments in unconsolidated affiliates of $3.9 million, which was partially offset by increases related to the provision for state income taxes, net of the federal benefit, of $1.2 million, and other items of $1.2 million.

During the first quarter of 2019 and the first quarter of 2018, we recognized losses of $15.4 million and $10.3 million, respectively, on our investments in unconsolidated affiliates.

Piping Systems Segment

The following table compares summary operating results for the first quarter of 2019 and 2018 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 30, 2019	March 31, 2018	2019 vs. 2018

Net sales	$376,492	$430,964	(12.6)%
Operating income	28,249	32,949	(14.3)

The following are components of changes in net sales compared to the prior year:

Quarter-to- Date
Net selling price in core product lines	(6.1)%
Unit sales volume in core product lines	(5.5)
Acquisitions	0.5
Other	(1.5)

(12.6)%

The decrease in net sales during the first quarter of 2019 was primarily attributable to (i) lower net selling prices in the segment’s core product lines, primarily copper tube, of $26.1 million, (ii) lower unit sales volume of $23.3 million in the segment’s core product lines, primarily copper tube, and (iii) lower sales of $1.2 million in the segment’s non-core product lines. These decreases were offset by sales of $2.0 million recorded by Die-Mold.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2019 and 2018:

	For the Quarter Ended
(In thousands)	March 30, 2019	March 31, 2018

Cost of goods sold	$324,796	$372,895
Depreciation and amortization	5,550	5,878
Selling, general, and administrative expense	17,897	19,242

Operating expenses	$348,243	$398,015

	For the Quarter Ended
	March 30, 2019	March 31, 2018

Cost of goods sold	86.3%	86.5%
Depreciation and amortization	1.5	1.4
Selling, general, and administrative expense	4.7	4.5

Operating expenses	92.5%	92.4%

The decrease in cost of goods sold during the first quarter of 2019 was primarily due to the decrease in the average cost of copper and the decrease in sales volume in the segment’s core product lines.  Depreciation and amortization decreased slightly primarily as a result of several long-lived assets becoming fully depreciated, offset by depreciation and amortization of the long-lived assets acquired at Die-Mold. Selling, general, and administrative expense decreased for the first quarter of 2019 primarily as a result of (i) fees of $1.7 million received for services provided under certain third-party sales and distribution arrangements and (ii) higher foreign currency transaction gains of $0.7 million. These decreases were partially offset by (i) the absence of gains of $0.7 million recorded on the sale of assets in the prior year and (ii) incremental expenses associated with Die-Mold of $0.1 million.

Industrial Metals Segment

The following table compares summary operating results for the first quarter of 2019 and 2018 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 30, 2019	March 31, 2018	2019 vs. 2018

Net sales	$150,875	$177,332	(14.9)%
Operating income	19,187	22,633	(15.2)

The following are components of changes in net sales compared to the prior year:

Quarter-to- Date
Net selling price in core product lines	(7.4)%
Unit sales volume in core product lines	(6.4)
Other	(1.1)

(14.9)%

The decrease in net sales during the first quarter of 2019 was primarily due to (i) lower net selling prices of $13.0 million in the segment’s core product lines, primarily brass rod, and (ii) lower unit sales volume of $11.2 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2019 and 2018:

	For the Quarter Ended
(In thousands)	March 30, 2019	March 31, 2018

Cost of goods sold	$126,699	$149,423
Depreciation and amortization	1,844	1,903
Selling, general, and administrative expense	3,145	3,373

Operating expenses	$131,688	$154,699

	For the Quarter Ended
	March 30, 2019	March 31, 2018

Cost of goods sold	84.0%	84.3%
Depreciation and amortization	1.2	1.1
Selling, general, and administrative expense	2.1	1.8

Operating expenses	87.3%	87.2%

The decrease in cost of goods sold during the first quarter of 2019 was primarily due to the decrease in the average cost of copper and the decrease in sales volume in the segment’s core product lines.  Depreciation and amortization was consistent with the first quarter of 2018. Selling, general, and administrative expense decreased for the first quarter of 2019 primarily due to lower employment costs, including incentive compensation, of $0.2 million.

Climate Segment

The following table compares summary operating results for the first quarter of 2019 and 2018 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 30, 2019	March 31, 2018	2019 vs. 2018

Net sales	$89,834	$36,063	149.1%
Operating income	12,386	5,547	123.3

Sales for the first quarter of 2019 increased primarily as a result of (i) sales of $45.5 million recorded by ATCO, (ii) an increase in volume, and (iii) change in product mix.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2019 and 2018:

	For the Quarter Ended
(In thousands)	March 30, 2019	March 31, 2018

Cost of goods sold	$66,829	$27,286
Depreciation and amortization	2,313	621
Selling, general and administrative expense	8,306	2,609

Operating expenses	$77,448	$30,516

	For the Quarter Ended
	March 30, 2019	March 31, 2018

Cost of goods sold	74.4%	75.7%
Depreciation and amortization	2.6	1.7
Selling, general and administrative expense	9.2	7.2

Operating expenses	86.2%	84.6%

Cost of goods sold increased during the first quarter of 2019 primarily due to the increase in volume and change in product mix within the segment primarily resulting from the ATCO acquisition.  Depreciation and amortization increased in the first quarter of 2019 primarily as a result of depreciation and amortization of the long-lived assets acquired at ATCO. Selling, general, and administrative expenses for the first quarter of 2019 increased as a result of incremental expenses associated with ATCO.

Liquidity and Capital Resources

The following table presents selected financial information for the first quarter of 2019 and 2018:

(In thousands)	2019	2018

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$21,868	$(32,805)
Property, plant, and equipment, net	(923)	(4,247)
Total debt	68,139	22,793
Working capital, net of cash and current debt	67,107	73,943

Net cash used in operating activities	(24,673)	(26,515)
Net cash used in investing activities	(14,830)	(17,884)
Net cash provided by financing activities	60,452	10,305

Cash Flows from Operating Activities

During the quarter ended March 30, 2019, net cash used in operating activities was primarily attributable to (i) an increase in accounts receivable of $34.1 million, (ii) an increase in inventories of $13.3 million, and (iii) a decrease in current liabilities of $15.9 million. This cash decrease was offset by (i) consolidated net income of $17.1 million, (ii) losses from unconsolidated affiliates of $15.4 million, and (iii) depreciation and amortization of $10.6 million. The fluctuations in accounts receivable, inventories, and current liabilities were primarily due to increased sales volume in certain businesses and additional working capital needs during the first quarter of 2019.

During the quarter ended March 31, 2018, net cash used in operating activities was primarily attributable to (i) an increase in accounts receivables of $72.8 million and (ii) a decrease in current liabilities of $23.9 million. This cash decrease was offset by (i) consolidated net income of $24.3 million, (ii) losses from unconsolidated affiliates of $10.3 million, (iii) depreciation and amortization of $9.5 million, (iv) a decrease in other assets of $21.0 million, and (v) a fixed asset impairment charge of $3.5 million on a corporate aircraft classified as held-for-sale. The fluctuations in accounts receivable and current liabilities were primarily due to increased sales volume in certain businesses and additional working capital needs in the first quarter of 2018.

Cash Flows from Investing Activities

The major components of net cash used in investing activities during the quarter ended March 30, 2019 included (i) investments in our unconsolidated affiliates related to Tecumseh of $8.0 million and (ii) capital expenditures of $6.8 million.

The major components of net cash used in investing activities during the quarter ended March 31, 2018 included (i) $12.5 million for the purchase of Die-Mold, net of cash acquired, and (ii) capital expenditures of $5.5 million.

Cash Flows from Financing Activities

For the quarter ended March 30, 2019, net cash provided by financing activities consisted primarily of the issuance of debt under our Credit Agreement of $100.0 million. This was offset by (i) $30.0 million used to reduce the debt outstanding under our Credit Agreement, (ii) $5.6 million used for the payment of the regular quarterly dividend to stockholders of the Company, (iii) $2.1 million used for repayment of debt by Jungwoo-Mueller, and (iv) $1.8 million used to repurchase common stock.

For the quarter ended March 31, 2018, net cash provided by financing activities consisted primarily of the issuance of debt of $40.0 million under our Credit Agreement. This was offset by (i) $15.0 million used to reduce debt outstanding under our Credit Agreement, (ii) $6.6 million used to repurchase common stock, (iii) $5.7 million used for payment of the regular quarterly dividend to stockholders of the Company, and (iv) $3.3 million used for the repayment of debt by Jungwoo-Mueller.

Liquidity and Outlook

We believe that cash provided by operations, funds available under the Credit Agreement, and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.  As of March 30, 2019 our current ratio was 3.6 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $1.6 million during the first quarter of 2019.  We expect to spend approximately $2.3 million for the remainder of 2019 for ongoing environmental remediation activities.

The Company declared and paid a quarterly cash dividend of 10.0 cents per common share during the first quarters of 2019 and 2018.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of March 30, 2019, the Company’s total debt was $564.8 million or 49.3 percent of its total capitalization.

The Debentures distributed as part of our special dividend are subordinated to all other funded debt of the Company and are callable, in whole or in part, at any time at the option of the Company, subject to declining call premiums during the first five years. The Debentures also grant each holder the right to require the Company to repurchase such holder’s Debentures in the event of a change in control at declining repurchase premiums during the first five years. Interest is payable semiannually on September 1 and March 1. Total Debentures outstanding as of March 30, 2019 were $284.5 million.

The Company’s Credit Agreement provides for an unsecured $350.0 million revolving credit facility which matures on December 6, 2021.  Total borrowings under the Credit Agreement were $265.0 million at March 30, 2019. The Credit Agreement backed approximately $7.6 million in letters of credit at the end of the first quarter of 2019.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of March 30, 2019, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until August 2019, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 30, 2019, the Company has repurchased approximately 6.2 million shares under this authorization.

Contractual Cash Obligations

There have been no significant changes in our contractual cash obligations reported at December 29, 2018.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At March 30, 2019, we held open futures contracts to purchase approximately $32.0 million of copper over the next 14 months related to fixed-price sales orders and to sell approximately $2.6 million of copper over the next four months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of March 30, 2019, we held no open futures contracts to purchase natural gas.

Interest Rates

At March 30, 2019, we had variable-rate debt outstanding of $269.8 million.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on LIBOR.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At March 30, 2019, we had open forward contracts with a financial institution to sell approximately 5.0 million euros, 27.9 million Swedish kronor, and 11.4 million Norwegian kroner through July 2019.

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political, and technological factors, among others, which could cause actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  In addition to those factors discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 29, 2018, such factors include: (i) the current and projected future business environment, including interest rates and capital and consumer spending; (ii) the domestic housing and commercial construction industry environment; (iii) availability and price fluctuations in commodities (including copper, natural gas, and other raw materials, including crude oil that indirectly affects plastic resins); (iv) competitive factors and competitor responses to the Company’s initiatives; (v) stability of government laws and regulations, including taxes; (vi) availability of financing; and (vii) continuation of the environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of March 30, 2019.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 30, 2019 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

General

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business.  Additionally, the Company may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Condensed Consolidated Financial Statements. For a description of material pending legal proceedings, see “Note 11 - Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.  Risk Factors

The Company is exposed to risk as it operates its businesses.  To provide a framework to understand the operating environment of the Company, we have provided a brief explanation of the more significant risks associated with our businesses in our 2018 Annual Report on Form 10-K.  There have been no material changes in risk factors that were previously disclosed in our 2018 Annual Report on Form 10-K. Additionally, the operating results of the Company’s unconsolidated affiliates may be adversely affected by unfavorable economic and market conditions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until August 2019, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 30, 2019, the Company had repurchased approximately 6.2 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended March 30, 2019.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

December 30, 2018 - January 26, 2019	89,123	$22.78	77,425	13,822,579
January 27, 2019 - February 23, 2019	6,133	$32.59	—	13,822,579
February 24, 2019 - March 30, 2019	2,303	$32.33	—	13,822,579
Total	97,559		77,425
(1) Includes shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting. Also includes shares resulting from restricted stock forfeitures at the average cost of treasury stock.
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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
April 24, 2019	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
April 24, 2019	Anthony J. Steinriede
Date	Vice President – Corporate Controller