Form 10-Q
period 2019-06-29
MUELLER INDUSTRIES INC
filed 2019-07-24
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	6/29/2019	Commission file number	1-6770
MUELLER INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Schilling Boulevard	Suite 100
Collierville	Tennessee	38017
(Address of principal executive offices)		(Zip Code)
(901) 753-3200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock	MLI	NYSE

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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of July 19, 2019 was 56,666,294.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 29, 2019

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands, except per share data)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Net sales	$666,394	$662,773	$1,278,175	$1,302,833

Cost of goods sold	563,948	563,820	1,075,341	1,109,490
Depreciation and amortization	10,478	9,006	21,033	18,462
Selling, general, and administrative expense	40,446	38,428	81,099	72,485
(Gain) loss on sale of assets	—	(409)	—	3,060

Operating income	51,522	51,928	100,702	99,336

Interest expense	(7,033)	(6,073)	(13,987)	(11,982)
Other income, net	462	586	290	1,146

Income before income taxes	44,951	46,441	87,005	88,500

Income tax expense	(10,432)	(12,411)	(19,978)	(19,806)
Loss from unconsolidated affiliates, net of foreign tax	(5,843)	(148)	(21,212)	(10,468)

Consolidated net income	28,676	33,882	45,815	58,226

Net income attributable to noncontrolling interests	(690)	(700)	(2,106)	(916)

Net income attributable to Mueller Industries, Inc.	$27,986	$33,182	$43,709	$57,310

Weighted average shares for basic earnings per share	55,753	56,797	55,741	56,848
Effect of dilutive stock-based awards	561	514	543	516

Adjusted weighted average shares for diluted earnings per share	56,314	57,311	56,284	57,364

Basic earnings per share	$0.50	$0.58	$0.78	$1.01

Diluted earnings per share	$0.50	$0.58	$0.78	$1.00

Dividends per share	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Consolidated net income	$28,676	$33,882	$45,815	$58,226

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(2,977)	(11,622)	3,080	(6,645)
Net change with respect to derivative instruments and hedging activities, net of tax of $253, $(3), $(90), and $276	(929)	35	328	(1,027)
Net change in pension and postretirement obligation adjustments, net of tax of $(198), $(322), $(91), and $(142)	676	950	430	499
Attributable to unconsolidated affiliates, net of tax of $(68), $(35), $(81), and $81	234	121	281	(280)

Total other comprehensive (loss) income, net	(2,996)	(10,516)	4,119	(7,453)

Consolidated comprehensive income	25,680	23,366	49,934	50,773
Comprehensive loss (income) attributable to noncontrolling interests	433	(670)	(1,187)	(1,063)

Comprehensive income attributable to Mueller Industries, Inc.	$26,113	$22,696	$48,747	$49,710

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	June 29, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$91,440	$72,616
Accounts receivable, less allowance for doubtful accounts of $737 in 2019 and $836 in 2018	316,806	273,417
Inventories	300,391	329,795
Other current assets	25,867	26,790

Total current assets	734,504	702,618

Property, plant, and equipment, net	365,025	370,633
Operating lease right-of-use assets	28,590	—
Goodwill, net	153,048	150,335
Intangible assets, net	62,727	61,971
Investments in unconsolidated affiliates	47,692	58,042
Other assets	25,482	25,950

Total assets	$1,417,068	$1,369,549

Liabilities
Current liabilities:
Current portion of debt	$2,891	$7,101
Accounts payable	106,055	103,754
Accrued wages and other employee costs	33,970	38,549
Current portion of operating lease liabilities	4,754	—
Other current liabilities	79,084	83,397

Total current liabilities	226,754	232,801

Long-term debt, less current portion	479,276	489,597
Pension liabilities	13,269	14,237
Postretirement benefits other than pensions	14,830	14,818
Environmental reserves	19,904	20,009
Deferred income taxes	18,595	16,615
Noncurrent operating lease liabilities	24,491	—
Other noncurrent liabilities	15,587	18,212

Total liabilities	812,706	806,289

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 56,658,798 in 2019 and 56,702,997 in 2018	802	802
Additional paid-in capital	280,626	276,849
Retained earnings	857,121	824,737
Accumulated other comprehensive loss	(74,754)	(79,792)
Treasury common stock, at cost	(475,524)	(474,240)

Total Mueller Industries, Inc. stockholders' equity	588,271	548,356
Noncontrolling interests	16,091	14,904

Total equity	604,362	563,260

Commitments and contingencies	—	—

Total liabilities and equity	$1,417,068	$1,369,549

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
(In thousands)	June 29, 2019	June 30, 2018

Cash flows from operating activities
Consolidated net income	$45,815	$58,226
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	21,192	18,622
Stock-based compensation expense	4,302	3,906
Loss from unconsolidated affiliates	21,212	10,468
(Gain) loss on disposals of properties	(37)	2,646
Deferred income tax benefit	(67)	(1,260)
Changes in assets and liabilities, net of effects of business acquired:
Receivables	(42,145)	(90,345)
Inventories	30,080	33,357
Other assets	(4,617)	12,405
Current liabilities	(9,735)	(11,566)
Other liabilities	(1,485)	(1,361)
Other, net	(532)	1,121

Net cash provided by operating activities	63,983	36,219

Cash flows from investing activities
Capital expenditures	(13,034)	(10,882)
Acquisition of business, net of cash acquired	3,465	(12,467)
Investments in unconsolidated affiliates	(10,500)	(609)
Proceeds from sales of assets	351	11,376

Net cash used in investing activities	(19,718)	(12,582)

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(11,151)	(11,360)
Dividends paid to noncontrolling interests	—	(592)
Repurchase of common stock	(1,763)	(6,575)
Issuance of long-term debt	100,638	193,247
Repayments of long-term debt	(110,914)	(37,107)
Repayment of debt by consolidated joint ventures, net	(4,132)	(3,100)
Net cash (used) received to settle stock-based awards	(127)	103

Net cash (used in) provided by financing activities	(27,449)	134,616

Effect of exchange rate changes on cash	118	(368)

Increase in cash, cash equivalents, and restricted cash	16,934	157,885
Cash, cash equivalents, and restricted cash at the beginning of the period	77,138	126,563

Cash, cash equivalents, and restricted cash at the end of the period	$94,072	$284,448

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Common stock:
Balance at beginning of period	$802	$802	$802	$802

Balance at end of period	$802	$802	$802	$802

Additional paid-in capital:
Balance at beginning of period	$278,800	$276,429	$276,849	$274,585
Issuance of shares under incentive stock option plans	(227)	(211)	(283)	(259)
Stock-based compensation expense	2,295	1,994	4,302	3,906
Issuance of restricted stock	(242)	(225)	(242)	(245)

Balance at end of period	$280,626	$277,987	$280,626	$277,987

Retained earnings:
Balance at beginning of period	$834,798	$761,319	$824,737	$743,503
Net income attributable to Mueller Industries, Inc.	27,986	33,182	43,709	57,310
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(5,663)	(5,748)	(11,325)	(11,504)
Reclassification of stranded effects of the Act	—	—	—	(556)

Balance at end of period	$857,121	$788,753	$857,121	$788,753

Accumulated other comprehensive loss:
Balance at beginning of period	$(72,881)	$(47,614)	$(79,792)	$(51,056)
Total other comprehensive (loss) income attributable to Mueller Industries, Inc.	(1,873)	(10,487)	5,038	(7,601)
Reclassification of stranded effects of the Act	—	—	—	556

Balance at end of period	$(74,754)	$(58,101)	$(74,754)	$(58,101)

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In thousands)	For the Quarter Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Treasury stock:
Balance at beginning of period	$(476,121)	$(452,181)	$(474,240)	$(445,723)
Issuance of shares under incentive stock option plans	274	457	156	571
Repurchase of common stock	—	(241)	(1,763)	(6,833)
Issuance of restricted stock	323	225	323	245

Balance at end of period	$(475,524)	$(451,740)	$(475,524)	$(451,740)

Noncontrolling interests:
Balance at beginning of period	$16,524	$14,310	$14,904	$13,917
Dividends paid to noncontrolling interests	—	(592)	—	(592)
Net income attributable to noncontrolling interests	690	700	2,106	916
Foreign currency translation	(1,123)	(30)	(919)	147

Balance at end of period	$16,091	$14,388	$16,091	$14,388

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

Note 1 – Recent Accounting Standards

Adopted

In July 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-11, Leases (Topic 842): Targeted Improvements and ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The ASUs clarify how to apply certain aspects of the new leasing standard, ASC 842.  ASC 842 requires an entity to recognize a right-of-use asset and lease liability for each lease with a term of more than 12 months.  Recognition, measurement and presentation of expenses will depend on classification as a financing or operating lease.  The guidance also requires certain quantitative and qualitative disclosures about leasing arrangements.  The Company adopted the ASU during the first quarter of 2019 using a modified retrospective approach and applied the transition provisions at the beginning of the fiscal year. Financial results reported in periods prior to 2018 are unchanged. The Company elected a package of practical expedients, which, among other things, does not require the reassessment of lease classification. The Company does not separate lease and non-lease components of contracts. The Company implemented a system to identify its entire population of leases and tested the population for completeness. As of the effective date, the Company recognized noncurrent right-of-use assets of $30.8 million and corresponding current and noncurrent lease liabilities of $4.9 million and $26.6 million, respectively.

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

Note 2 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.  Approximately nine thousand and six thousand stock-based awards were excluded from the computation of diluted earnings per share for the quarters ended June 29, 2019 and June 30, 2018, respectively, because they were antidilutive.

Note 3 – Acquisitions

ATCO

On July 2, 2018, the Company entered into a stock purchase agreement pursuant to which the Company acquired all of the outstanding capital stock of ATCO Rubber Products, Inc. (ATCO) for approximately $158.1 million, net of working capital adjustments. The total purchase price consisted of $151.8 million in cash at closing and a contingent consideration arrangement which requires the Company to pay the former owner up to $12.0 million based on EBITDA growth of the acquired business. ATCO is an industry leader in the manufacturing and distribution of insulated HVAC flexible duct systems and will support the Company’s strategy to grow its Climate Products businesses to become a more valuable resource to its HVAC customers. The acquired business is reported in the Company’s Climate segment.

The fair value of the assets acquired totaled $137.9 million, consisting primarily of property, plant, and equipment of $83.1 million, inventories of $31.7 million, accounts receivable of $21.8 million, other current assets of $1.1 million, and other assets of $0.2 million. The fair value of the liabilities assumed totaled $20.4 million, consisting primarily of accounts payable of $8.1 million, other current liabilities of $10.2 million, and long-term debt of $2.1 million. Of the remaining purchase price, $17.2 million was allocated to tax-deductible goodwill and $23.4 million was allocated to intangible assets, including technology, customer relationships, trade names, and supply contracts. The valuation of the business has been finalized. Changes to the purchase price allocation from the amounts presented in the Company’s 2018 Annual Report on Form 10-K included the valuation of the contingent consideration, intangible assets, and working capital. These changes resulted in a net decrease to goodwill of $0.5 million.

ATCO had net sales of approximately $49.9 million and $95.3 million, respectively, for the quarter and six months ended June 29, 2019.

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

For the Six Months Ended
(In thousands, except per share data)	June 30, 2018

Net sales	$1,390,409
Net income	62,405

Basic earnings per share	$1.10
Diluted earnings per share	1.09

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

Summarized segment information is as follows:

	For the Quarter Ended June 29, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$425,865	$147,719	$96,081	$(3,271)	$666,394

Cost of goods sold	364,332	127,950	74,849	(3,183)	563,948
Depreciation and amortization	5,652	1,838	2,128	860	10,478
Selling, general, and administrative expense	19,985	3,020	6,069	11,372	40,446

Operating income	35,896	14,911	13,035	(12,320)	51,522

Interest expense					(7,033)
Other income, net					462

Income before income taxes					$44,951

	For the Quarter Ended June 30, 2018
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$453,183	$175,891	$39,172	$(5,473)	$662,773

Cost of goods sold	384,821	154,401	30,688	(6,090)	563,820
Depreciation and amortization	5,744	1,948	627	687	9,006
Selling, general, and administrative expense	20,599	3,449	2,510	11,870	38,428
Gain on sale of assets	—	—	—	(409)	(409)

Operating income	42,019	16,093	5,347	(11,531)	51,928

Interest expense					(6,073)
Other income, net					586

Income before income taxes					$46,441

Segment information (continued):

	For the Six Months Ended June 29, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$802,357	$298,594	$185,915	$(8,691)	$1,278,175

Cost of goods sold	689,128	254,649	141,678	(10,114)	1,075,341
Depreciation and amortization	11,202	3,682	4,441	1,708	21,033
Selling, general, and administrative expense	37,882	6,165	14,375	22,677	81,099

Operating income	64,145	34,098	25,421	(22,962)	100,702

Interest expense					(13,987)
Other income, net					290

Income before income taxes					$87,005

	For the Six Months Ended June 30, 2018
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$884,147	$353,223	$75,235	$(9,772)	$1,302,833

Cost of goods sold	757,716	303,824	57,974	(10,024)	1,109,490
Depreciation and amortization	11,622	3,851	1,248	1,741	18,462
Selling, general, and administrative expense	39,841	6,822	5,119	20,703	72,485
Loss on sale of assets	—	—	—	3,060	3,060

Operating income	74,968	38,726	10,894	(25,252)	99,336

Interest expense					(11,982)
Other income, net					1,146

Income before income taxes					$88,500

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended June 29, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$358,473	$—	$—	$358,473
Brass rod and forgings	—	114,082	—	114,082
OEM components, tube & assemblies	7,444	12,852	36,965	57,261
Valves and plumbing specialties	59,948	—	—	59,948
Other	—	20,785	59,116	79,901

	425,865	147,719	96,081	669,665

Intersegment sales				(3,271)

Net sales				$666,394

	For the Quarter Ended June 30, 2018
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$379,165	$—	$—	$379,165
Brass rod and forgings	—	135,921	—	135,921
OEM components, tube & assemblies	7,448	14,597	39,172	61,217
Valves and plumbing specialties	66,570	—	—	66,570
Other	—	25,373	—	25,373

	453,183	175,891	39,172	668,246

Intersegment sales				(5,473)

Net sales				$662,773

Disaggregation of revenue from contracts with customers (continued):

	For the Six Months Ended June 29, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$665,994	$—	$—	$665,994
Brass rod and forgings	—	230,006	—	230,006
OEM components, tube & assemblies	14,727	25,889	74,208	114,824
Valves and plumbing specialties	121,636	—	—	121,636
Other	—	42,699	111,707	154,406

	802,357	298,594	185,915	1,286,866

Intersegment sales				(8,691)

Net sales				$1,278,175

	For the Six Months Ended June 30, 2018
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$737,256	$—	$—	$737,256
Brass rod and forgings	—	272,469	—	272,469
OEM components, tube & assemblies	14,510	29,664	75,235	119,409
Valves and plumbing specialties	132,381	—	—	132,381
Other	—	51,090	—	51,090

	884,147	353,223	75,235	1,312,605

Intersegment sales				(9,772)

Net sales				$1,302,833

Note 5 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	June 29, 2019	December 29, 2018

Cash & cash equivalents	$91,440	$72,616
Restricted cash included within other current assets	2,525	4,414
Restricted cash included within other assets	107	108

Total cash, cash equivalents, and restricted cash	$94,072	$77,138

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 6 – Inventories

(In thousands)	June 29, 2019	December 29, 2018

Raw materials and supplies	$81,804	$89,641
Work-in-process	61,673	58,643
Finished goods	164,134	188,506
Valuation reserves	(7,220)	(6,995)

Inventories	$300,391	$329,795

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

At June 29, 2019, the Company held open futures contracts to purchase approximately $55.6 million of copper over the next 13 months related to fixed price sales orders.  The fair value of those futures contracts was a $17 thousand net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At June 29, 2019, this amount was approximately $42 thousand of deferred net losses, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At June 29, 2019, the Company held open futures contracts to sell approximately $1.2 million of copper over the next nine months related to copper inventory.  The fair value of those futures contracts was a $32 thousand net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	June 29, 2019	December 29, 2018	Balance Sheet Location	June 29, 2019	December 29, 2018

Commodity contracts - gains	Other current assets	$208	$88	Other current liabilities	$69	$103
Commodity contracts - losses	Other current assets	(69)	(1)	Other current liabilities	(159)	(1,382)

Total derivatives (1)		$139	$87		$(90)	$(1,279)
(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended		For the Six Months Ended
(In thousands)	Location	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Fair value hedges:
Gain on commodity contracts (qualifying)	Cost of goods sold	$—	$—	$—	$391
Loss on hedged item - inventory	Cost of goods sold	—	—	—	(385)

Undesignated derivatives:
Gain on commodity contracts (nonqualifying)	Cost of goods sold	450	2,301	1,892	8,427

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended June 29, 2019
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(733)	Cost of goods sold	$(218)
Other	22	Other	—

Total	$(711)	Total	$(218)

Changes recognized in and reclassified from AOCI (continued):

	For the Quarter Ended June 30, 2018
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$52	Cost of goods sold	$17
Other	(34)	Other	—

Total	$18	Total	$17

	For the Six Months Ended June 29, 2019
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$619	Cost of goods sold	$(297)
Other	6	Other	—

Total	$625	Total	$(297)

	For the Six Months Ended June 30, 2018
(In thousands)	Loss Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(743)	Cost of goods sold	$(275)
Other	(9)	Other	—

Total	$(752)	Total	$(275)

The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the qualifying open hedge contracts through June 29, 2019 was not material to the Condensed Consolidated Statements of Income.

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At June 29, 2019 and December 29, 2018, the Company had recorded restricted cash in other current assets of $1.8 million and $3.6 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Long-Term Debt

The fair value of long-term debt at June 29, 2019 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

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

The Company has certain vehicle leases that are financing; however, these leases are deemed immaterial for disclosure.

The following table includes supplemental information with regards to the Company’s operating leases:

(In thousands, except lease term and discount rate)	June 29, 2019

Operating lease right-of-use assets	$28,590

Current portion of operating lease liabilities	4,754
Noncurrent operating lease liabilities	24,491

Total operating lease liabilities	$29,245

Weighted average discount rate	4.13%
Weighted average remaining lease term (in years)	9.42

As of the adoption date of ASC 842, discount rates for existing leases were based on an estimate of the Company’s incremental borrowing rate, adjusted for the term of the lease.

Some of the Company’s leases include variable lease costs such as taxes, insurance, etc. These costs are immaterial for disclosure. The following table presents certain information related to operating lease costs and cash paid during the period.

(In thousands)	For the Quarter Ended June 29, 2019	For the Six Months Ended June 29, 2019

Operating lease costs	$1,577	$3,204
Short term lease costs	1,515	3,005

Total lease costs	$3,092	$6,209

Cash paid for amounts included in the measurement of lease liabilities	$1,533	$3,118

Maturities of the Company’s operating leases are as follows:

(In thousands)	June 29, 2019

2019	$3,017
2020	5,645
2021	4,657
2022	3,938
2023	2,841
2024 and thereafter	15,675

Total lease payments	35,773
Less imputed interest	(6,528)

Total lease obligations	29,245
Less current obligations	(4,754)

Noncurrent lease obligations	$24,491

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

(In thousands)	June 29, 2019	December 29, 2018

Current assets	$203,130	$228,214
Noncurrent assets	103,975	114,257
Current liabilities	158,549	175,371
Noncurrent liabilities	59,631	57,216

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Net sales	$120,062	$126,205	$233,389	$250,305
Gross profit	15,327	11,749	23,333	23,849
Net (loss) income	(10,512)	471	(39,719)	(17,860)

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarter and six months ended June 29, 2019 included net losses of $5.3 million and $19.9 million, respectively, for Tecumseh.

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

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarters ended June 29, 2019 and June 30, 2018 included net losses of $0.6 million and $0.5 million, respectively, for Mueller Middle East.

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the six months ended June 29, 2019 and June 30, 2018 included net losses of $1.4 million and $1.6 million, respectively, for Mueller Middle East.

Note 10 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Pension benefits:
Service cost	$—	$20	$—	$44
Interest cost	1,443	1,465	2,910	2,958
Expected return on plan assets	(2,077)	(2,290)	(4,153)	(4,579)
Amortization of net loss	440	235	970	584

Net periodic benefit income	$(194)	$(570)	$(273)	$(993)

Other benefits:
Service cost	$63	$56	$127	$116
Interest cost	153	146	306	294
Amortization of prior service credit	(225)	(225)	(451)	(451)
Amortization of net (gain) loss	(13)	11	(21)	29

Net periodic benefit income	$(22)	$(12)	$(39)	$(12)

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). The Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs currently estimate it will cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs, $0.4 million of which has been incurred by those PRPs and paid for by the Company to date.  As of June 29, 2019, the Company has made payments of approximately $7.0 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs, and has reserved its rights to petition the EPA for reimbursement of any costs incurred to comply with the UAOs upon the completion of the work required therein.  In October 2017, a group of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in a private tort action relating to the site; the Company, Arava, and MRRC were voluntarily dismissed from that litigation without prejudice in March 2018.  A second civil action asserting similar claims was filed against the Company, Arava, MRRC, and Lead Refinery in September 2018. At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1), including, but not limited to, EPA oversight costs for which EPA may attempt to seek reimbursement from the Company, and past costs for which other PRPs may attempt to seek contribution from the Company.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at June 29, 2019 were $11.9 million.

Note 12 – Income Taxes

The Company’s effective tax rate for the second quarter of 2019 was 23 percent compared with 27 percent for the same period last year.  The primary item impacting the effective tax rate for the second quarter of 2019 was the provision for state income taxes, net of the federal benefit, of $1.2 million.

The Company’s effective tax rate for the second quarter of 2018 was 27 percent.  The items impacting the effective tax rate for the second quarter of 2018 were primarily attributable to the provision for state income taxes, net of the federal benefit, of $1.4 million, and miscellaneous items totaling $1.3 million.

The Company’s effective tax rate for the first half of 2019 was 23 percent compared with 22 percent for the same period last year. The difference between the Company’s effective tax rate and the current U.S. statutory rate of 21 percent is primarily related to an increase in the transition tax calculation of $1.5 million for the effects of final regulations issued during the first quarter of 2019 and the provision for state income taxes, net of the federal benefit, of $2.3 million. These increases were partially offset by the recognition of a $2.6 million benefit related to an increased tax loss on the sale of a foreign subsidiary in a prior period.

The Company’s effective tax rate for the first half of 2018 was 22 percent. The difference between the Company’s effective tax rate and the U.S. statutory rate of 21 percent was primarily related to a reduction for the impact of tax benefits from losses on investments in unconsolidated affiliates of $3.7 million. This was offset by the provision for state income taxes, net of the federal benefit, of $2.6 million; the inclusion for global intangible low-taxed income of $1.0 million; and miscellaneous items totaling $1.2 million.

The Tax Cuts and Jobs Act (the Act), enacted on December 22, 2017, requires companies to pay a one-time transition tax on the accumulated earnings of certain foreign subsidiaries. In January 2019, the Treasury Department issued final regulations related to the calculation of the transition tax. In the first quarter of 2019, as a result of the guidance provided in these regulations, the Company recorded additional income tax expense of $1.5 million and recognized a $2.6 million benefit on the sale of a foreign subsidiary included in the transition tax.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Six Months Ended June 29, 2019
(In thousands)	Cumulative Translation Adjustment	Unrealized (Loss) Gain on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 29, 2018	$(54,257)	$(214)	$(24,967)	$(354)	$(79,792)

Other comprehensive income before reclassifications	3,999	625	17	281	4,922
Amounts reclassified from AOCI	—	(297)	413	—	116

Net current-period other comprehensive income	3,999	328	430	281	5,038

Balance as of June 29, 2019	$(50,258)	$114	$(24,537)	$(73)	$(74,754)

	For the Six Months Ended June 30, 2018
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 30, 2017	$(38,163)	$847	$(20,610)	$6,870	$(51,056)

Other comprehensive (loss) income before reclassifications	(6,793)	(752)	353	(280)	(7,472)
Amounts reclassified from AOCI	—	(275)	146	—	(129)

Net current-period other comprehensive (loss) income	(6,793)	(1,027)	499	(280)	(7,601)
Reclassification of stranded effects of the Act	—	112	(1,018)	1,462	556

Balance as of June 30, 2018	$(44,956)	$(68)	$(21,129)	$8,052	$(58,101)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	Affected line item

Unrealized (gains) losses on derivative commodity contracts	$(274)	$19	$(370)	$(346)	Cost of goods sold
	56	(2)	73	71	Income tax expense (benefit)

	$(218)	$17	$(297)	$(275)	Net of tax and noncontrolling interests

Amortization of net loss and prior service cost on employee benefit plans	$202	$21	$498	$162	Other income, net
	(32)	6	(85)	(16)	Income tax (benefit) expense

	$170	$27	$413	$146	Net of tax and noncontrolling interests

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

Residential construction activity has shown improvement in recent years, but remains at levels below long-term historical averages. Per the U.S. Census Bureau, the June 2019 seasonally adjusted annual rate of new housing starts was 1.3 million, which was slightly higher than the June 2018 rate of 1.2 million. Mortgage rates remain at historically low levels, as the average 30-year fixed mortgage rate was 4.19 percent for the first half of 2019 and 4.54 percent for the twelve months ended December 2018. The private non-residential construction sector, which includes offices, industrial, health care, and retail projects, has shown improvement in recent years. Per the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $454.3 billion in May 2019 compared to the May 2018 rate of $454.9 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first half of 2019 and 2018:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 29, 2019	June 30, 2018	2019 vs. 2018	June 29, 2019	June 30, 2018	2019 vs. 2018

Net sales	$666,394	$662,773	0.5%	$1,278,175	$1,302,833	(1.9)%
Operating income	51,522	51,928	(0.8)	100,702	99,336	1.4
Net income	27,986	33,182	(15.7)	43,709	57,310	(23.7)

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	(3.9)%	(5.0)%
Unit sales volume in core product lines	(4.2)	(4.8)
Acquisitions	7.5	7.5
Other	1.1	0.4

	0.5%	(1.9)%

The increase in net sales during the second quarter of 2019 was primarily due to (i) sales of $49.9 million recorded by ATCO, acquired in July 2018, and (ii) an increase in sales in our non-core product lines of $9.4 million. These increases were offset by (i) lower unit sales volume of $27.8 million in our core product lines, primarily copper tube and brass rod, and (ii) lower net selling prices of $25.8 million in our core product lines.

The decrease in net sales during the first half of 2019 was primarily due to (i) lower net selling prices of $65.0 million and (ii) lower unit sales volume of $62.1 million in our domestic core product lines. These decreases were offset by (i) sales of $95.4 million recorded by ATCO and (iii) an increase in sales in our non-core product lines of $6.0 million.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2019 and 2018:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Cost of goods sold	$563,948	$563,820	$1,075,341	$1,109,490
Depreciation and amortization	10,478	9,006	21,033	18,462
Selling, general, and administrative expense	40,446	38,428	81,099	72,485
(Gain) loss on sale of assets	—	(409)	—	3,060

Operating expenses	$614,872	$610,845	$1,177,473	$1,203,497

	For the Quarter Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Cost of goods sold	84.6%	85.1%	84.1%	85.2%
Depreciation and amortization	1.6	1.4	1.6	1.4
Selling, general, and administrative expense	6.1	5.8	6.4	5.6
(Gain) loss on sale of assets	—	(0.1)	—	0.2

Operating expenses	92.3%	92.2%	92.1%	92.4%

Q2 2019 compared to Q2 2018

Cost of goods sold for the second quarter of 2019 was consistent with the prior period primarily due to factors noted above regarding the change in net sales. Depreciation and amortization increased in the second quarter of 2019 primarily as a result of depreciation and amortization of the long-lived assets of businesses acquired. Selling, general, and administrative expense increased in the second quarter of 2019 primarily as a result of (i) incremental expenses associated with ATCO of $2.6 million, (ii) an increase in employment costs, including healthcare, of $1.5 million, and (iii) a reduction of $1.7 million in fees received for services provided under certain third-party sales and distribution arrangements. These increases were offset by (i) a decrease in legal and professional fees of $1.5 million, (ii) income of $1.2 million recognized as a result of the reduction of a contingent consideration arrangement associated with a business acquired, (iii) higher foreign currency transaction gains of $0.6 million, and (iv) the absence of losses of $0.3 million recorded on the sale of assets in the prior year. In addition, during the second quarter of 2018 we recognized a gain of $0.4 million on the sale of a corporate aircraft.

Interest expense increased for the second quarter of 2019 primarily as a result of increased borrowing costs associated with our unsecured $350.0 million revolving credit facility. Other income, net, for the second quarter of 2019 was consistent with the prior period.

Our effective tax rate for the second quarter of 2019 was 23 percent compared with 27 percent for the same period last year.  The primary item impacting the effective tax rate for the second quarter of 2019 was the provision for state income taxes, net of the federal benefit, of $1.2 million.

For the second quarter of 2018, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to the provision for state income taxes, net of the federal benefit, of $1.4 million and miscellaneous items totaling $1.3 million.

During the second quarter of 2019 and the second quarter of 2018, we recognized losses of $5.8 million and $0.1 million, respectively, on our investments in unconsolidated affiliates.

YTD 2019 compared to YTD 2018

Cost of goods sold for the first half of 2019 was consistent with the prior period primarily due to factors noted above regarding the change in net sales. Depreciation and amortization increased in the first half of 2019 as a result of depreciation and amortization of the long-lived assets of businesses acquired. Selling, general, and administrative expense increased for the first half of 2019 primarily as a result of (i) incremental expenses associated with ATCO and Die-Mold of $7.7 million, (ii) an increase in employment costs, including incentive compensation, of $2.7 million, (iii) an increase in product liability expense of $0.9 million, and (iv) a reduction of $0.7 million in fees received for services provided under certain equipment transfer and licensing agreements. These increases were partially offset by (i) higher foreign currency transaction gains of $1.4 million, (ii) a decrease in legal and professional fees of $1.2 million, and (iii) income of $1.2 million recognized as a result of the reduction of a contingent consideration arrangement associated with a business acquired. In addition, during the first half of 2018, we recognized a loss of $3.1 million on the sale of a corporate aircraft.

Interest expense increased in the first half of 2019 primarily as a result of increased borrowing costs associated with our unsecured $350.0 million revolving credit facility.  Other income, net, for the first half of 2019 decreased primarily as a result of higher environmental remediation costs and lower net periodic benefit income for our benefit plans.

Our effective tax rate for the first half of 2019 was 23 percent compared with 22 percent for the same period last year. The items impacting the effective tax rate for the first half of 2019 were primarily related to an increase in the transition tax calculation of $1.5 million for the effects of final regulations issued during the first quarter of 2019 and the provision for state income taxes, net of the federal benefit, of $2.3 million. These increases were partially offset by the recognition of a $2.6 million benefit related to an increased tax loss on the sale of a foreign subsidiary in a prior period.

For the first half of 2018, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to a reduction for the impact of tax benefits from losses on investments in unconsolidated affiliates of $3.7 million, offset by increases related to the provision for state income taxes, net of the federal benefit, of $2.6 million, the inclusion for global intangible low-taxed income of $1.0 million, and miscellaneous items totaling $1.2 million.

During the first half of 2019, we recognized losses of $21.2 million on our investments in unconsolidated affiliates. During the first half of 2018, we recognized losses of $10.5 million on these investments.

Piping Systems Segment

The following table compares summary operating results for the first half of 2019 and 2018 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 29, 2019	June 30, 2018	2019 vs. 2018	June 29, 2019	June 30, 2018	2019 vs. 2018

Net sales	$425,865	$453,183	(6.0)%	$802,357	$884,147	(9.3)%
Operating income	35,896	42,019	(14.6)	64,145	74,968	(14.4)

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	(4.4)%	(5.3)%
Unit sales volume in core product lines	(1.7)	(3.5)
Acquisitions	—	0.3
Other	0.1	(0.8)

	(6.0)%	(9.3)%

The decrease in net sales during the second quarter of 2019 was primarily attributable to (i) lower net selling prices in the segment’s core product lines, primarily copper tube, of $19.5 million and (ii) lower unit sales volume of $7.5 million in the segment’s core product lines.

Net sales during the first half of 2019 decreased primarily as a result of (i) lower net selling prices in the segment’s core product lines of $45.9 million and (ii) lower unit sales volume of $30.5 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2019 and 2018:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Cost of goods sold	$364,332	$384,821	$689,128	$757,716
Depreciation and amortization	5,652	5,744	11,202	11,622
Selling, general, and administrative expense	19,985	20,599	37,882	39,841

Operating expenses	$389,969	$411,164	$738,212	$809,179

	For the Quarter Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Cost of goods sold	85.6%	84.9%	85.9%	85.7%
Depreciation and amortization	1.3	1.3	1.4	1.3
Selling, general, and administrative expense	4.7	4.5	4.7	4.5

Operating expenses	91.6%	90.7%	92.0%	91.5%

The decrease in cost of goods sold during the second quarter of 2019 was primarily due to the decrease in the average cost of copper, our principal raw material, and the decrease in sales volume in the segment’s core product lines.  Depreciation and amortization was consistent with the second quarter of 2018. Selling, general, and administrative expense decreased for the second quarter of 2019 primarily as a result of (i) income of $1.2 million recognized as a result of the reduction of a contingent consideration arrangement associated with a business acquired, (ii) higher foreign currency transaction gains of $0.6 million, and (iii) lower employment costs, including incentive compensation, of $0.4 million. These decreases were offset by a reduction of $1.7 million in fees received for services provided under certain third-party sales and distribution arrangements.

The decrease in cost of goods sold during the first half of 2019 was primarily due to the decrease in the average cost of copper and the decrease in sales volume in the segment’s core product lines.  Depreciation and amortization decreased slightly as a result of several long-lived assets becoming fully depreciated, offset by depreciation and amortization of the long-lived assets acquired at Die-Mold. Selling, general, and administrative expenses decreased for the first half of 2019, primarily due to (i) higher foreign currency transaction gains of $1.3 million and (ii) income of $1.2 million recognized as a result of the reduction of a contingent consideration arrangement associated with a business acquired. These decreases were partially offset by (i) the absence of gains of $0.7 million recorded on the sale of assets in the prior year and (ii) incremental expenses associated with Die-Mold of $0.3 million.

Industrial Metals Segment

The following table compares summary operating results for the first half of 2019 and 2018 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 29, 2019	June 30, 2018	2019 vs. 2018	June 29, 2019	June 30, 2018	2019 vs. 2018

Net sales	$147,719	$175,891	(16.0)%	$298,594	$353,223	(15.5)%
Operating income	14,911	16,093	(7.3)	34,098	38,726	(12.0)

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	(3.6)%	(5.5)%
Unit sales volume in core product lines	(11.7)	(9.1)
Other	(0.7)	(0.9)

	(16.0)%	(15.5)%

The decrease in net sales during the second quarter of 2019 was primarily due to (i) lower unit sales volume of $20.3 million and (ii) lower net selling prices of $6.3 million in the segment’s core product lines, primarily brass rod.

The decrease in net sales during the first half of 2019 was primarily due to (i) lower unit sales volume of $31.6 million in the segment’s core product lines and (ii) lower net selling prices of $19.1 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2019 and 2018:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Cost of goods sold	$127,950	$154,401	$254,649	$303,824
Depreciation and amortization	1,838	1,948	3,682	3,851
Selling, general, and administrative expense	3,020	3,449	6,165	6,822

Operating expenses	$132,808	$159,798	$264,496	$314,497

	For the Quarter Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Cost of goods sold	86.6%	87.8%	85.3%	86.0%
Depreciation and amortization	1.2	1.1	1.2	1.1
Selling, general, and administrative expense	2.1	2.0	2.1	1.9

Operating expenses	89.9%	90.9%	88.6%	89.0%

The decrease in cost of goods sold during the second quarter of 2019 was primarily due to the decrease in sales volume and the decrease in the average cost of copper in the segment’s core product lines.  Depreciation and amortization was consistent with the second quarter of 2018. Selling, general, and administrative expense decreased for the second quarter of 2019 primarily due to lower professional fees of $0.4 million.

The decrease in cost of goods sold during the first half of 2019 was primarily due to the decrease in the average cost of copper, partially offset by the increase in sales volume in the segment’s core product lines.  Depreciation and amortization for the first half of 2019 was consistent with what was recorded in the first half of 2018. Selling, general, and administrative expense decreased for the first half of 2019 primarily due to lower professional fees of $0.8 million.

Climate Segment

The following table compares summary operating results for the first half of 2019 and 2018 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 29, 2019	June 30, 2018	2019 vs. 2018	June 29, 2019	June 30, 2018	2019 vs. 2018

Net sales	$96,081	$39,172	145.3%	$185,915	$75,235	147.1%
Operating income	13,035	5,347	143.8	25,421	10,894	133.3

Sales for the second quarter of 2019 increased primarily as a result of (i) sales of $49.0 million recorded by ATCO, (ii) an increase in volume, and (iii) change in product mix.

Sales for the first half of 2019 increased primarily as a result of (i) sales of $95.4 million recorded by ATCO, (ii) an increase in volume, and (iii) change in product mix.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2019 and 2018:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Cost of goods sold	$74,849	$30,688	$141,678	$57,974
Depreciation and amortization	2,128	627	4,441	1,248
Selling, general and administrative expense	6,069	2,510	14,375	5,119

Operating expenses	$83,046	$33,825	$160,494	$64,341

	For the Quarter Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Cost of goods sold	77.9%	78.3%	76.2%	77.1%
Depreciation and amortization	2.2	1.6	2.4	1.7
Selling, general and administrative expense	6.3	6.4	7.7	6.8

Operating expenses	86.4%	86.3%	86.3%	85.5%

Cost of goods sold increased during the second quarter of 2019 primarily due to the increase in volume and change in product mix within the segment primarily resulting from the ATCO acquisition.  Depreciation and amortization increased during the second quarter of 2019 primarily as a result of depreciation and amortization of the long-lived assets acquired at ATCO. Selling, general, and administrative expenses for the second quarter of 2019 increased as a result of incremental expenses associated with ATCO.

Cost of goods sold increased during the first half of 2019 primarily due to the increase in volume and change in product mix within the segment primarily resulting from the ATCO acquisition.  Depreciation and amortization increased in the first half of 2019 primarily as a result of depreciation and amortization of the long-lived assets acquired at ATCO. Selling, general, and administrative expenses for the first half of 2019 increased as a result of incremental expenses associated with ATCO.

Liquidity and Capital Resources

The following table presents selected financial information for the first half of 2019 and 2018:

(In thousands)	2019	2018

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$16,934	$157,885
Property, plant, and equipment, net	(5,608)	(19,485)
Total debt	(14,531)	153,414
Working capital, net of cash and current debt	14,899	49,472

Net cash provided by operating activities	63,983	36,219
Net cash used in investing activities	(19,718)	(12,582)
Net cash (used in) provided by financing activities	(27,449)	134,616

Cash Flows from Operating Activities

During the six months ended June 29, 2019, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $45.8 million, (ii) depreciation and amortization of $21.2 million, (iii) losses from unconsolidated affiliates of $21.2 million, and (iv) a decrease in inventories of $30.1 million. These increases were partially offset by (i) an increase in accounts receivable of $42.1 million and (ii) a decrease in current liabilities of $9.7 million. The fluctuations in accounts receivable, inventories, and current liabilities were primarily due to increased sales volume in certain businesses and additional working capital needs during the first half of 2019.

During the six months ended June 30, 2018, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $58.2 million, (ii) a decrease in inventories of $33.4 million, (iii) depreciation and amortization of $18.6 million, (iv) a decrease in other assets of $12.4 million, (v) losses from unconsolidated affiliates of $10.5 million, and (vi) a loss of $3.1 million on the sale of a corporate aircraft. This cash increase was offset by (i) an increase in accounts receivables of $90.3 million and (ii) a decrease in current liabilities of $11.6 million. The decrease in inventories was primarily driven by the use of excess inventory built at the end of 2017 due to a casting outage in our brass rod mill that impaired our ability to melt scrap returns. The fluctuations in accounts receivable and current liabilities were primarily due to increased selling prices and sales volume in certain businesses and additional working capital needs in the first half of 2018.

Cash Flows from Investing Activities

The major components of net cash used in investing activities during the six months ended June 29, 2019 included (i) capital expenditures of $13.0 million and (ii) investments in our unconsolidated affiliates related to Tecumseh of $10.5 million. These uses of cash were offset by the $3.5 million working capital settlement received from the previous owners for the ATCO acquisition.

The major components of net cash used in investing activities during the six months ended June 30, 2018 included (i) $12.5 million for the purchase of Die-Mold, net of cash acquired, and (ii) capital expenditures of $10.9 million. These uses of cash were offset by the proceeds received on the sale of the corporate aircraft of $11.4 million.

Cash Flows from Financing Activities

For the six months ended June 29, 2019, net cash used in financing activities consisted primarily of (i) $110.0 million used to reduce the debt outstanding under our Credit Agreement, (ii) $11.2 million used for the payment of regular quarterly dividends to stockholders of the Company, (iii) $4.1 million used for repayment of debt by Jungwoo-Mueller, and (iv) $1.8 million used to repurchase common stock. These uses were offset by the issuance of debt under our Credit Agreement of $100.0 million.

For the six months ended June 30, 2018, net cash provided by financing activities consisted primarily of the issuance of debt under our Credit Agreement of $190.0 million. This was offset by (i) $35.0 million used to reduce debt outstanding under our Credit Agreement, (ii) $11.4 million used for payment of regular quarterly dividends to stockholders of the Company, (iii) $6.6 million used to repurchase common stock, and (iv) $3.1 million used for the repayment of debt by Jungwoo-Mueller.

Liquidity and Outlook

We believe that cash provided by operations, funds available under the Credit Agreement, and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.  As of June 29, 2019 our current ratio was 3.2 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $3.2 million during the first half of 2019.  We expect to spend approximately $0.7 million for the remainder of 2019 for ongoing environmental remediation activities.

The Company declared and paid a quarterly cash dividend of 10.0 cents per common share during the first and second quarters of 2019 and 2018.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of June 29, 2019, the Company’s total debt was $482.2 million or 44.4 percent of its total capitalization.

The Debentures distributed as part of our special dividend are subordinated to all other funded debt of the Company and are callable, in whole or in part, at any time at the option of the Company, subject to declining call premiums during the first five years. The Debentures also grant each holder the right to require the Company to repurchase such holder’s Debentures in the event of a change in control at declining repurchase premiums during the first five years. Interest is payable semiannually on September 1 and March 1. Total Debentures outstanding as of June 29, 2019 were $284.5 million.

The Company’s Credit Agreement provides for an unsecured $350.0 million revolving credit facility which matures on December 6, 2021.  Total borrowings under the Credit Agreement were $185.0 million at June 29, 2019. The Credit Agreement backed approximately $11.9 million in letters of credit at the end of the second quarter of 2019.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of June 29, 2019, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until August 2019, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 29, 2019, the Company has repurchased approximately 6.2 million shares under this authorization.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At June 29, 2019, we held open futures contracts to purchase approximately $55.6 million of copper over the next 13 months related to fixed-price sales orders and to sell approximately $1.2 million of copper over the next nine months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of June 29, 2019, we held no open futures contracts to purchase natural gas.

Interest Rates

At June 29, 2019, we had variable-rate debt outstanding of $189.5 million.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on LIBOR.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At June 29, 2019, we had open forward contracts with a financial institution to sell approximately 4.7 million euros, 16.7 million Swedish kronor, and 7.7 million Norwegian kroner through October 2019.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of June 29, 2019.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 29, 2019 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending June 29, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until August 2019, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 29, 2019, the Company had repurchased approximately 6.2 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended June 29, 2019.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

March 31, 2019 - April 27, 2019	980	$22.89	—	13,822,579
April 28, 2019 - May 25, 2019	6,119	$29.14	—	13,822,579
May 26, 2019 - June 29, 2019	—	$—	—	13,822,579
Total	7,099		—
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

Item 6.  Exhibits

10.1	2019 Incentive Plan (incorporated by reference to Annex 1 to the Company’s definitive proxy statement filed with the SEC on March 28, 2019).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema

Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
July 24, 2019	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
July 24, 2019	Anthony J. Steinriede
Date	Vice President – Corporate Controller