Form 10-Q
period 2019-09-28
MUELLER INDUSTRIES INC
filed 2019-10-23
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 28, 2019	Commission file number	1-6770
MUELLER INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Schilling Boulevard	Suite 100
Collierville	Tennessee	38017
(Address of principal executive offices)		(Zip Code)
(901) 753-3200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock	MLI	NYSE

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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of October 18, 2019 was 56,952,083.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 28, 2019

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands, except per share data)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Net sales	$608,602	$645,958	$1,886,777	$1,948,791

Cost of goods sold	510,788	566,956	1,586,129	1,676,446
Depreciation and amortization	10,823	10,619	31,856	29,081
Selling, general, and administrative expense	40,739	38,889	121,838	112,077
Gain on sale of assets	—	(2,691)	—	(334)
Insurance recovery	—	(1,486)	—	(1,486)

Operating income	46,252	33,671	146,954	133,007

Interest expense	(6,148)	(6,746)	(20,135)	(18,728)
Other income, net	533	411	823	1,557

Income before income taxes	40,637	27,336	127,642	115,836

Income tax expense	(7,665)	(3,373)	(27,643)	(23,179)
Loss from unconsolidated affiliates, net of foreign tax	(2,528)	(3,100)	(23,740)	(13,568)

Consolidated net income	30,444	20,863	76,259	79,089

Net income attributable to noncontrolling interests	(1,351)	(571)	(3,457)	(1,487)

Net income attributable to Mueller Industries, Inc.	$29,093	$20,292	$72,802	$77,602

Weighted average shares for basic earnings per share	55,832	56,877	55,771	56,858
Effect of dilutive stock-based awards	482	540	523	524

Adjusted weighted average shares for diluted earnings per share	56,314	57,417	56,294	57,382

Basic earnings per share	$0.52	$0.36	$1.31	$1.36

Diluted earnings per share	$0.52	$0.35	$1.29	$1.35

Dividends per share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Consolidated net income	$30,444	$20,863	$76,259	$79,089

Other comprehensive loss, net of tax:
Foreign currency translation	(6,692)	1,111	(3,612)	(5,534)
Net change with respect to derivative instruments and hedging activities, net of tax of $56, $(33), $(34), and $243	(195)	131	133	(896)
Net change in pension and postretirement obligation adjustments, net of tax of $(232), $(79), $(323), and $(221)	777	270	1,207	769
Attributable to unconsolidated affiliates, net of tax of $(159), $2,005, $(240), and $2,086	547	(6,907)	828	(7,187)

Total other comprehensive loss, net	(5,563)	(5,395)	(1,444)	(12,848)

Consolidated comprehensive income	24,881	15,468	74,815	66,241
Comprehensive income attributable to noncontrolling interests	(857)	(34)	(2,044)	(1,097)

Comprehensive income attributable to Mueller Industries, Inc.	$24,024	$15,434	$72,771	$65,144

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	September 28, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$100,338	$72,616
Accounts receivable, less allowance for doubtful accounts of $757 in 2019 and $836 in 2018	319,562	273,417
Inventories	277,567	329,795
Other current assets	33,242	26,790

Total current assets	730,709	702,618

Property, plant, and equipment, net	361,308	370,633
Operating lease right-of-use assets	25,855	—
Goodwill, net	152,445	150,335
Intangible assets, net	60,609	61,971
Investments in unconsolidated affiliates	46,369	58,042
Other assets	25,470	25,950

Total assets	$1,402,765	$1,369,549

Liabilities
Current liabilities:
Current portion of debt	$7,387	$7,101
Accounts payable	102,084	103,754
Accrued wages and other employee costs	38,282	38,549
Current portion of operating lease liabilities	3,832	—
Other current liabilities	95,184	83,397

Total current liabilities	246,769	232,801

Long-term debt, less current portion	434,082	489,597
Pension liabilities	12,783	14,237
Postretirement benefits other than pensions	14,616	14,818
Environmental reserves	19,774	20,009
Deferred income taxes	17,260	16,615
Noncurrent operating lease liabilities	22,712	—
Other noncurrent liabilities	10,173	18,212

Total liabilities	778,169	806,289

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 56,952,083 in 2019 and 56,702,997 in 2018	802	802
Additional paid-in capital	276,198	276,849
Retained earnings	880,537	824,737
Accumulated other comprehensive loss	(79,823)	(79,792)
Treasury common stock, at cost	(470,066)	(474,240)

Total Mueller Industries, Inc. stockholders' equity	607,648	548,356
Noncontrolling interests	16,948	14,904

Total equity	624,596	563,260

Commitments and contingencies	—	—

Total liabilities and equity	$1,402,765	$1,369,549

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
(In thousands)	September 28, 2019	September 29, 2018

Cash flows from operating activities
Consolidated net income	$76,259	$79,089
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	32,095	29,320
Stock-based compensation expense	6,355	5,953
Loss from unconsolidated affiliates	23,740	13,568
Gain on disposals of properties	(24)	(247)
Insurance recovery	—	(1,486)
Change in fair value of contingent consideration	4,500	—
Deferred income tax benefit	(1,593)	(1,502)
Changes in assets and liabilities, net of effects of business acquired:
Receivables	(47,433)	(42,201)
Inventories	50,985	48,716
Other assets	(7,485)	11,250
Current liabilities	1,687	(7,947)
Other liabilities	(7,112)	(13,862)
Other, net	(47)	1,864

Net cash provided by operating activities	131,927	122,515

Cash flows from investing activities
Capital expenditures	(20,162)	(16,685)
Acquisition of business, net of cash acquired	3,465	(167,677)
Investments in unconsolidated affiliates	(11,000)	(609)
Proceeds from sales of assets	385	18,693

Net cash used in investing activities	(27,312)	(166,278)

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(16,738)	(17,051)
Dividends paid to noncontrolling interests	—	(592)
Repurchase of common stock	(1,763)	(6,575)
Payment of contingent consideration	(3,170)	—
Issuance of long-term debt	100,658	194,131
Repayments of long-term debt	(151,305)	(139,518)
Repayment of debt by consolidated joint ventures, net	(4,352)	(2,978)
Net cash used to settle stock-based awards	(1,069)	(726)

Net cash (used in) provided by financing activities	(77,739)	26,691

Effect of exchange rate changes on cash	(1,511)	(442)

Increase (decrease) in cash, cash equivalents, and restricted cash	25,365	(17,514)
Cash, cash equivalents, and restricted cash at the beginning of the period	77,138	126,563

Cash, cash equivalents, and restricted cash at the end of the period	$102,503	$109,049

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Common stock:
Balance at beginning of period	$802	$802	$802	$802

Balance at end of period	$802	$802	$802	$802

Additional paid-in capital:
Balance at beginning of period	$280,626	$277,987	$276,849	$274,585
Issuance of shares under incentive stock option plans	(341)	(20)	(624)	(279)
Stock-based compensation expense	2,053	2,047	6,355	5,953
Issuance of restricted stock	(6,140)	(5,247)	(6,382)	(5,492)

Balance at end of period	$276,198	$274,767	$276,198	$274,767

Retained earnings:
Balance at beginning of period	$857,121	$788,753	$824,737	$743,503
Net income attributable to Mueller Industries, Inc.	29,093	20,292	72,802	77,602
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(5,677)	(5,758)	(17,002)	(17,262)
Reclassification of stranded effects of the Act	—	—	—	(556)
Other adjustments	—	340	—	340

Balance at end of period	$880,537	$803,627	$880,537	$803,627

Accumulated other comprehensive loss:
Balance at beginning of period	$(74,754)	$(58,101)	$(79,792)	$(51,056)
Total other comprehensive loss attributable to Mueller Industries, Inc.	(5,069)	(4,856)	(31)	(12,457)
Reclassification of stranded effects of the Act	—	—	—	556

Balance at end of period	$(79,823)	$(62,957)	$(79,823)	$(62,957)

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In thousands)	For the Quarter Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Treasury stock:
Balance at beginning of period	$(475,524)	$(451,740)	$(474,240)	$(445,723)
Issuance of shares under incentive stock option plans	(601)	565	(445)	1,136
Repurchase of common stock	—	(1,325)	(1,763)	(8,158)
Issuance of restricted stock	6,059	5,247	6,382	5,492

Balance at end of period	$(470,066)	$(447,253)	$(470,066)	$(447,253)

Noncontrolling interests:
Balance at beginning of period	$16,091	$14,388	$14,904	$13,917
Dividends paid to noncontrolling interests	—	—	—	(592)
Net income attributable to noncontrolling interests	1,351	571	3,457	1,487
Foreign currency translation	(494)	(537)	(1,413)	(390)

Balance at end of period	$16,948	$14,422	$16,948	$14,422

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

Note 1 – Recent Accounting Standards

Adopted

In July 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-11, Leases (Topic 842): Targeted Improvements and ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The ASUs clarify how to apply certain aspects of the new leasing standard, ASC 842.  ASC 842 requires an entity to recognize a right-of-use asset and lease liability for each lease with a term of more than 12 months.  Recognition, measurement and presentation of expenses will depend on classification as a financing or operating lease.  The guidance also requires certain quantitative and qualitative disclosures about leasing arrangements.  The Company adopted the ASU during the first quarter of 2019 using a modified retrospective approach and applied the transition provisions at the beginning of the fiscal year. Financial results reported in periods prior to 2018 are unchanged. The Company elected a package of practical expedients, which, among other things, does not require the reassessment of lease classification. The Company does not separate lease and non-lease components of contracts. The Company implemented a system to identify its entire population of leases and tested the population for completeness. As of the effective date, the Company recognized noncurrent right-of-use assets of $29.5 million and corresponding current and noncurrent lease liabilities of $4.8 million and $25.4 million, respectively.

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

Note 2 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.  Approximately 110 thousand and 79 thousand stock-based awards were excluded from the computation of diluted earnings per share for the quarters ended September 28, 2019 and September 29, 2018, respectively, because they were antidilutive.

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

ATCO had net sales of approximately $49.4 million and $144.8 million, respectively, for the quarter and nine months ended September 28, 2019.

The following table presents condensed pro forma consolidated results of operations as if the ATCO acquisition had occurred at the beginning of 2018. The pro forma information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the periods presented and is not necessarily indicative of operating results to be expected in future periods. The most significant pro forma adjustments to the historical results of operations relate to the application of purchase accounting and the financing structure.

For the Nine Months Ended
(In thousands, except per share data)	September 29, 2018

Net sales	$2,036,367
Net income	84,823

Basic earnings per share	$1.49
Diluted earnings per share	1.48

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

Summarized segment information is as follows:

	For the Quarter Ended September 28, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$390,917	$135,443	$90,938	$(8,696)	$608,602

Cost of goods sold	330,418	117,893	70,523	(8,046)	510,788
Depreciation and amortization	5,751	1,836	2,491	745	10,823
Selling, general, and administrative expense	18,738	3,115	9,961	8,925	40,739

Operating income	36,010	12,599	7,963	(10,320)	46,252

Interest expense					(6,148)
Other income, net					533

Income before income taxes					$40,637

	For the Quarter Ended September 29, 2018
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$410,525	$158,709	$81,619	$(4,895)	$645,958

Cost of goods sold	363,174	141,435	66,832	(4,485)	566,956
Depreciation and amortization	5,946	1,864	2,123	686	10,619
Selling, general, and administrative expense	17,387	3,086	6,890	11,526	38,889
Gain on sale of assets	(1,390)	(1,301)	—	—	(2,691)
Insurance recovery	—	(1,486)	—	—	(1,486)

Operating income	25,408	15,111	5,774	(12,622)	33,671

Interest expense					(6,746)
Other income, net					411

Income before income taxes					$27,336

Segment information (continued):

	For the Nine Months Ended September 28, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,193,274	$434,037	$276,853	$(17,387)	$1,886,777

Cost of goods sold	1,019,546	372,542	212,201	(18,160)	1,586,129
Depreciation and amortization	16,953	5,518	6,932	2,453	31,856
Selling, general, and administrative expense	56,620	9,280	24,336	31,602	121,838

Operating income	100,155	46,697	33,384	(33,282)	146,954

Interest expense					(20,135)
Other income, net					823

Income before income taxes					$127,642

	For the Nine Months Ended September 29, 2018
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,294,672	$511,932	$156,854	$(14,667)	$1,948,791

Cost of goods sold	1,120,890	445,259	124,806	(14,509)	1,676,446
Depreciation and amortization	17,568	5,715	3,371	2,427	29,081
Selling, general, and administrative expense	57,931	9,908	12,009	32,229	112,077
(Gain) loss on sale of assets	(2,093)	(1,301)	—	3,060	(334)
Insurance recovery	—	(1,486)	—	—	(1,486)

Operating income	100,376	53,837	16,668	(37,874)	133,007

Interest expense					(18,728)
Other income, net					1,557

Income before income taxes					$115,836

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended September 28, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$320,789	$—	$—	$320,789
Brass rod and forgings	—	103,616	—	103,616
OEM components, tube & assemblies	7,059	11,724	32,334	51,117
Valves and plumbing specialties	63,069	—	—	63,069
Other	—	20,103	58,604	78,707

	390,917	135,443	90,938	617,298

Intersegment sales				(8,696)

Net sales				$608,602

	For the Quarter Ended September 29, 2018
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$340,269	$—	$—	$340,269
Brass rod and forgings	—	122,411	—	122,411
OEM components, tube & assemblies	7,618	12,292	35,555	55,465
Valves and plumbing specialties	62,638	—	—	62,638
Other	—	24,006	46,064	70,070

	410,525	158,709	81,619	650,853

Intersegment sales				(4,895)

Net sales				$645,958

Disaggregation of revenue from contracts with customers (continued):

	For the Nine Months Ended September 28, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$986,783	$—	$—	$986,783
Brass rod and forgings	—	333,622	—	333,622
OEM components, tube & assemblies	21,786	37,613	106,542	165,941
Valves and plumbing specialties	184,705	—	—	184,705
Other	—	62,802	170,311	233,113

	1,193,274	434,037	276,853	1,904,164

Intersegment sales				(17,387)

Net sales				$1,886,777

	For the Nine Months Ended September 29, 2018
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,077,525	$—	$—	$1,077,525
Brass rod and forgings	—	394,880	—	394,880
OEM components, tube & assemblies	22,128	41,956	110,790	174,874
Valves and plumbing specialties	195,019	—	—	195,019
Other	—	75,096	46,064	121,160

	1,294,672	511,932	156,854	1,963,458

Intersegment sales				(14,667)

Net sales				$1,948,791

Note 5 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	September 28, 2019	December 29, 2018

Cash & cash equivalents	$100,338	$72,616
Restricted cash included within other current assets	2,058	4,414
Restricted cash included within other assets	107	108

Total cash, cash equivalents, and restricted cash	$102,503	$77,138

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 6 – Inventories

(In thousands)	September 28, 2019	December 29, 2018

Raw materials and supplies	$69,668	$89,641
Work-in-process	64,392	58,643
Finished goods	149,949	188,506
Valuation reserves	(6,442)	(6,995)

Inventories	$277,567	$329,795

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

At September 28, 2019, the Company held open futures contracts to purchase approximately $37.9 million of copper over the next eight months related to fixed price sales orders.  The fair value of those futures contracts was a $805 thousand net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At September 28, 2019, this amount was approximately $243 thousand of deferred net losses, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At September 28, 2019, the Company held open futures contracts to sell approximately $188 thousand of copper over the next 10 months related to copper inventory.  The fair value of those futures contracts was a $2 thousand net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	September 28, 2019	December 29, 2018	Balance Sheet Location	September 28, 2019	December 29, 2018

Commodity contracts - gains	Other current assets	$29	$88	Other current liabilities	$75	$103
Commodity contracts - losses	Other current assets	(27)	(1)	Other current liabilities	(883)	(1,382)

Total derivatives (1)		$2	$87		$(808)	$(1,279)
(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended		For the Nine Months Ended
(In thousands)	Location	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Fair value hedges:
Gain on commodity contracts (qualifying)	Cost of goods sold	$—	$—	$—	$391
Loss on hedged item - inventory	Cost of goods sold	—	—	—	(385)

Undesignated derivatives:
(Loss) gain on commodity contracts (nonqualifying)	Cost of goods sold	(467)	(2,848)	1,425	5,579

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended September 28, 2019
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$130	Cost of goods sold	$(332)
Other	8	Other	(1)

Total	$138	Total	$(333)

Changes recognized in and reclassified from AOCI (continued):

	For the Quarter Ended September 29, 2018
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$305	Cost of goods sold	$(180)
Other	6	Other	—

Total	$311	Total	$(180)

	For the Nine Months Ended September 28, 2019
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$749	Cost of goods sold	$(629)
Other	14	Other	(1)

Total	$763	Total	$(630)

	For the Nine Months Ended September 29, 2018
(In thousands)	Loss Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(438)	Cost of goods sold	$(455)
Other	(3)	Other	—

Total	$(441)	Total	$(455)

The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the qualifying open hedge contracts through September 28, 2019 was not material to the Condensed Consolidated Statements of Income.

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At September 28, 2019 and December 29, 2018, the Company had recorded restricted cash in other current assets of $2.2 million and $3.6 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Long-Term Debt

The fair value of long-term debt at September 28, 2019 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

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

The Company has certain vehicle leases that are financing; however, these leases are deemed immaterial for disclosure.

The following table includes supplemental information with regards to the Company’s operating leases:

(In thousands, except lease term and discount rate)	September 28, 2019

Operating lease right-of-use assets	$25,855

Current portion of operating lease liabilities	3,832
Noncurrent operating lease liabilities	22,712

Total operating lease liabilities	$26,544

Weighted average discount rate	5.83%
Weighted average remaining lease term (in years)	8.62

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

(In thousands)	For the Quarter Ended September 28, 2019	For the Nine Months Ended September 28, 2019

Operating lease costs	$1,930	$5,134
Short term lease costs	777	3,782

Total lease costs	$2,707	$8,916

Cash paid for amounts included in the measurement of lease liabilities	$1,862	$4,980

Maturities of the Company’s operating leases are as follows:

(In thousands)	September 28, 2019

2019	$1,575
2020	6,061
2021	5,085
2022	4,373
2023	2,876
2024 and thereafter	15,688

Total lease payments	35,658
Less imputed interest	(9,114)

Total lease obligations	26,544
Less current obligations	(3,832)

Noncurrent lease obligations	$22,712

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

(In thousands)	September 28, 2019	December 29, 2018

Current assets	$222,036	$228,214
Noncurrent assets	96,133	114,257
Current liabilities	171,642	175,371
Noncurrent liabilities	55,111	57,216

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Net sales	$129,589	$131,827	$362,978	$382,132
Gross profit	17,006	18,140	40,339	41,989
Net loss	(3,952)	(5,007)	(43,671)	(22,867)

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarter and nine months ended September 28, 2019 included net losses of $1.9 million and $21.8 million, respectively, for Tecumseh.

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

Mueller Middle East

On December 30, 2015, the Company entered into a joint venture agreement with Cayan Ventures and Bahrain Mumtalakat Holding Company to build a copper tube mill in Bahrain. The business operates and brands its products under the Mueller Industries family of brands. The Company has invested approximately $5.0 million of cash to date and is the technical and marketing lead with a 40 percent ownership in the joint venture.

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarters ended September 28, 2019 and September 29, 2018 included net losses of $0.5 million and $0.5 million, respectively, for Mueller Middle East.

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the nine months ended September 28, 2019 and September 29, 2018 included net losses of $1.9 million and $2.1 million, respectively, for Mueller Middle East.

Note 10 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Pension benefits:
Service cost	$—	$22	$—	$66
Interest cost	1,455	1,478	4,365	4,436
Expected return on plan assets	(2,077)	(2,290)	(6,230)	(6,869)
Amortization of net loss	485	293	1,455	877

Net periodic benefit income	$(137)	$(497)	$(410)	$(1,490)

Other benefits:
Service cost	$64	$59	$191	$175
Interest cost	153	147	459	441
Amortization of prior service credit	(226)	(226)	(677)	(677)
Amortization of net (gain) loss	(10)	14	(31)	43

Net periodic benefit income	$(19)	$(6)	$(58)	$(18)

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

Altoona. Another PRP conducted a site investigation of the Altoona site under a consent decree with KDHE and submitted a removal site evaluation report recommending a remedy.  The remedial design plan, which covers both on-site and certain off-site cleanup costs, was approved by the KDHE in 2016.  Construction of the remedy was completed in 2018.

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

Lanyon. With respect to the Lanyon Site, in 2016, the Company received a general notice letter from the United States Environmental Protection Agency (EPA) asserting that the Company is a PRP, which the Company has denied.  EPA issued an interim record of decision in 2017 and has been remediating properties at the site.

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). The Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs currently estimate it will cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs, $0.4 million of which has been incurred by those PRPs and paid for by the Company to date.  As of September 28, 2019, the Company has made payments of approximately $7.0 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs, and has reserved its rights to petition the EPA for reimbursement of any costs incurred to comply with the UAOs upon the completion of the work required therein.  In October 2017, a group of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in a private tort action relating to the site; the Company, Arava, and MRRC were voluntarily dismissed from that litigation without prejudice in March 2018.  A second civil action asserting similar claims was filed against the Company, Arava, MRRC, and Lead Refinery in September 2018. At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1), including, but not limited to, EPA oversight costs for which EPA may attempt to seek reimbursement from the Company, and past costs for which other PRPs may attempt to seek contribution from the Company.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at September 28, 2019 were $11.9 million.

Note 12 – Income Taxes

The Company’s effective tax rate for the third quarter of 2019 was 19 percent compared with 12 percent for the same period last year.  The items impacting the effective tax rate for the third quarter of 2019 were primarily attributable to benefits of $1.0 million related to the one-time transition tax on the accumulated earnings of certain foreign subsidiaries and $0.8 million related to other items. These were partially offset by the provision for state income taxes, net of the federal benefit, of $1.0 million.

The Company’s effective tax rate for the third quarter of 2018 was 12 percent. The items impacting the effective tax rate for the third quarter of 2018 were primarily attributable to a reduction of $4.3 million, or seven cents per diluted share, related to the provisional transition tax calculation and the reduction for the impact of tax benefits from losses on investments in unconsolidated affiliates of $0.7 million. These were partially offset by the provision for state income taxes, net of the federal benefit, of $0.7 million, an increase in valuation allowance of $1.5 million, or three cents per diluted share, and $0.5 million of other items.

The Company’s effective tax rate for the first nine months of 2019 was 22 percent compared with 20 percent for the same period last year. The items impacting the effective tax rate for the first nine months of 2019 were primarily attributable to the provision for state income taxes, net of the federal benefit, of $3.3 million, which was partially offset by the recognition of a $1.6 million benefit related to an increased tax loss on the sale of a foreign subsidiary in a prior period, a reduction of $0.6 million related to the one-time transition tax on the accumulated earnings of certain foreign subsidiaries, and $0.3 million of other items.

The Company’s effective tax rate for the first nine months of 2018 was 20 percent. The items impacting the effective tax rate for the first nine months of 2018 were primarily attributable to a reduction of $4.3 million, or seven cents per diluted share, related to the provisional transition tax calculation and a reduction for the impact of tax benefits from losses on investments in unconsolidated affiliates of $4.4 million. These were partially offset by the provision for state income taxes, net of the federal benefit, of $3.3 million, an increase in valuation allowance of $1.5 million, or three cents per diluted share, the effect of foreign tax rates lower than statutory tax rates of $0.8 million, the inclusion for global intangible low-taxed income of $0.8 million, and $1.2 million of other items.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions.  The statute of limitations is open for the Company’s federal tax return and most state income tax returns for 2015 and all subsequent years and is open for certain state and foreign returns for earlier tax years due to ongoing audits and differing statute periods.  The Internal Revenue Service is currently auditing the Company’s 2015 and 2017 federal consolidated returns. While the Company believes that it is adequately reserved for possible future audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Nine Months Ended September 28, 2019
(In thousands)	Cumulative Translation Adjustment	Unrealized (Loss) Gain on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 29, 2018	$(54,257)	$(214)	$(24,967)	$(354)	$(79,792)

Other comprehensive (loss) income before reclassifications	(2,199)	763	587	828	(21)
Amounts reclassified from AOCI	—	(630)	620	—	(10)

Net current-period other comprehensive (loss) income	(2,199)	133	1,207	828	(31)

Balance as of September 28, 2019	$(56,456)	$(81)	$(23,760)	$474	$(79,823)

	For the Nine Months Ended September 29, 2018
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 30, 2017	$(38,163)	$847	$(20,610)	$6,870	$(51,056)

Other comprehensive (loss) income before reclassifications	(5,143)	(441)	551	(7,187)	(12,220)
Amounts reclassified from AOCI	—	(455)	218	—	(237)

Net current-period other comprehensive (loss) income	(5,143)	(896)	769	(7,187)	(12,457)
Reclassification of stranded effects of the Act	—	112	(1,018)	1,462	556

Balance as of September 29, 2018	$(43,306)	$63	$(20,859)	$1,145	$(62,957)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018	Affected line item

Unrealized gains on derivative commodity contracts	$(394)	$(204)	$(764)	$(550)	Cost of goods sold
	61	24	134	95	Income tax expense

	$(333)	$(180)	$(630)	$(455)	Net of tax and noncontrolling interests

Amortization of net loss and prior service cost on employee benefit plans	$249	$81	$747	$243	Other income, net
	(42)	(9)	(127)	(25)	Income tax benefit

	$207	$72	$620	$218	Net of tax and noncontrolling interests

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

Residential construction activity has shown improvement in recent years, but remains at levels below long-term historical averages. Per the U.S. Census Bureau, the September 2019 seasonally adjusted annual rate of new housing starts was 1.3 million, which was slightly higher than the September 2018 rate of 1.2 million. Mortgage rates remain at historically low levels, as the average 30-year fixed mortgage rate was 4.01 percent for the first nine months of 2019 and 4.54 percent for the twelve months ended December 2018. The private non-residential construction sector, which includes offices, industrial, health care, and retail projects, has shown improvement in recent years. Per the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $447.9 billion in August 2019 compared to the August 2018 rate of $460.7 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first nine months of 2019 and 2018:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 28, 2019	September 29, 2018	2019 vs. 2018	September 28, 2019	September 29, 2018	2019 vs. 2018

Net sales	$608,602	$645,958	(5.8)%	$1,886,777	$1,948,791	(3.2)%
Operating income	46,252	33,671	37.4	146,954	133,007	10.5
Net income	29,093	20,292	43.4	72,802	77,602	(6.2)

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	(2.3)%	(4.1)%
Unit sales volume in core product lines	(5.4)	(5.0)
Acquisitions	—	5.2
Other	1.9	0.7

	(5.8)%	(3.2)%

The decrease in net sales during the third quarter of 2019 was primarily due to (i) lower unit sales volume of $34.6 million in our core product lines, primarily copper tube and brass rod, and (ii) lower net selling prices of $14.9 million in our core product lines.
These decreases were offset by an increase in sales in our non-core product lines of $12.2 million.

The decrease in net sales during the first nine months of 2019 was primarily due to (i) lower unit sales volume of $96.6 million and (ii) lower net selling prices of $80.1 million in our core product lines. These decreases were offset by (i) incremental sales of $98.7 million recorded by ATCO, acquired in July 2018, and (ii) an increase in sales in our non-core product lines of $15.9 million.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2019 and 2018:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Cost of goods sold	$510,788	$566,956	$1,586,129	$1,676,446
Depreciation and amortization	10,823	10,619	31,856	29,081
Selling, general, and administrative expense	40,739	38,889	121,838	112,077
Gain on sale of assets	—	(2,691)	—	(334)
Insurance recovery	—	(1,486)	—	(1,486)

Operating expenses	$562,350	$612,287	$1,739,823	$1,815,784

	For the Quarter Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Cost of goods sold	83.9%	87.8%	84.1%	86.0%
Depreciation and amortization	1.8	1.6	1.7	1.5
Selling, general, and administrative expense	6.7	6.0	6.4	5.8
Gain on sale of assets	—	(0.4)	—	—
Insurance recovery	—	(0.2)	—	(0.1)

Operating expenses	92.4%	94.8%	92.2%	93.2%

Q3 2019 compared to Q3 2018

Cost of goods sold decreased in the third quarter of 2019 primarily due to factors noted above regarding the change in net sales. Depreciation and amortization increased slightly in the third quarter of 2019 primarily as a result of depreciation and amortization of the long-lived assets of businesses acquired. Selling, general, and administrative expense increased in the third quarter of 2019 primarily as a result of (i) expense recognized for contingent consideration arrangements associated with businesses acquired of $3.1 million and (ii) a reduction of $1.5 million in fees received for services provided under certain third-party sales and distribution arrangements. These increases were offset by (i) a decrease in employment costs of $1.5 million, (ii) a decrease in legal and professional fees of $0.8 million, and (iii) a decrease in supplies and utilities of $0.7 million. In addition, during the third quarter of 2018 we recognized a gain of $2.7 million on the sale of real property and a gain of $1.5 million for a payment receivable on the property damage portion of our insurance claim related to the September 2017 fire at our brass rod mill in Port Huron, Michigan.

Interest expense decreased for the third quarter of 2019 primarily as a result of decreased borrowing costs associated with our unsecured $350.0 million revolving credit facility. Other income, net, for the third quarter of 2019 was consistent with the prior period.

Our effective tax rate for the third quarter of 2019 was 19 percent compared with 12 percent for the same period last year.  The items impacting the effective tax rate for the third quarter of 2019 were primarily attributable to benefits of $1.0 million related to the one-time transition tax on the accumulated earnings of certain foreign subsidiaries and $0.8 million related to other items. These were partially offset by the provision for state income taxes, net of the federal benefit, of $1.0 million.

For the third quarter of 2018, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to a reduction of $4.3 million related to the provisional transition tax calculation and a reduction for the impact of tax benefits from losses on investments in unconsolidated affiliates of $0.7 million. These were partially offset by the provision for state income taxes, net of the federal benefit, of $0.7 million an increase in valuation allowance of $1.5 million, and $0.5 million of other items.

During the third quarter of 2019 and the third quarter of 2018, we recognized losses of $2.5 million and $3.1 million, respectively, on our investments in unconsolidated affiliates.

YTD 2019 compared to YTD 2018

Cost of goods sold decreased in the first nine months of 2019 primarily due to factors noted above regarding the change in net sales. Depreciation and amortization increased in the first nine months of 2019 as a result of depreciation and amortization of the long-lived assets of businesses acquired. Selling, general, and administrative expense increased for the first nine months of 2019 primarily as a result of (i) expense recognized for contingent consideration arrangements associated with businesses acquired of $5.7 million, (ii) incremental expenses associated with ATCO and Die-Mold of $4.1 million, (ii) an increase in employment costs, including employee healthcare, of $2.3 million, (iii) a reduction of $1.5 million in fees received for services provided under certain third-party sales and distribution arrangements, and (iv) an increase in product liability expense of $1.3 million. These increases were partially offset by (i) a decrease in legal and professional fees of $2.0 million, and (ii) income of $1.2 million recognized as a result of the reduction of a contingent consideration arrangement associated with a business acquired, (iii) higher foreign currency transaction gains of $0.9 million, (iv), a decrease in supplies and utilities of $0.6 million, and (v) an increase of $0.3 million in fees received for services provided under certain equipment transfer and licensing agreements. In addition, during the first nine months of 2018, we recognized a gain of $2.7 million on the sale of real property and a gain of $0.7 million on the sale of manufacturing equipment, which were offset by a loss of $3.1 million on the sale of a corporate aircraft. We also recognized a gain of $1.5 million for a payment receivable on the property damage portion of our insurance claim related to the September 2017 fire at our brass rod mill in Port Huron, Michigan during the first nine months of 2018.

Interest expense increased in the first nine months of 2019 primarily as a result of increased borrowing costs associated with our unsecured $350.0 million revolving credit facility.  Other income, net, for the first nine months of 2019 decreased primarily as a result of lower net periodic benefit income for our benefit plans and higher environmental remediation costs.

Our effective tax rate for the first nine months of 2019 was 22 percent compared with 20 percent for the same period last year. The items impacting the effective tax rate for the first nine months of 2019 were primarily attributable to the provision for state income taxes, net of the federal benefit, of $3.3 million, which was partially offset by the recognition of a $1.6 million benefit related to an increased tax loss on the sale of a foreign subsidiary in a prior period, a reduction of $0.6 million related to the one-time transition tax on the accumulated earnings of certain foreign subsidiaries, and $0.3 million of other items.

For the first nine months of 2018, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily related to a reduction of $4.3 million related to the provisional transition tax calculation and a reduction for the impact of tax benefits from losses on investments in unconsolidated affiliates of $4.4 million. These were partially offset by the provision for state income taxes, net of the federal benefit, of $3.3 million, an increase in valuation allowance of $1.5 million, or three cents per diluted share, the effect of foreign tax rates lower than statutory tax rates of $0.8 million, and the inclusion for global intangible low-taxed income of $0.8 million, and $1.2 million of other items.

During the first nine months of 2019, we recognized losses of $23.7 million on our investments in unconsolidated affiliates. During the first nine months of 2018, we recognized losses of $13.6 million on these investments.

Piping Systems Segment

The following table compares summary operating results for the first nine months of 2019 and 2018 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 28, 2019	September 29, 2018	2019 vs. 2018	September 28, 2019	September 29, 2018	2019 vs. 2018

Net sales	$390,917	$410,525	(4.8)%	$1,193,274	$1,294,672	(7.8)%
Operating income	36,010	25,408	41.7	100,155	100,376	(0.2)

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	(3.1)%	(4.6)%
Unit sales volume in core product lines	(3.5)	(3.5)
Acquisitions	—	0.3
Other	1.8	—

	(4.8)%	(7.8)%

The decrease in net sales during the third quarter of 2019 was primarily attributable to (i) lower unit sales volume of $14.0 million in the segment’s core product lines, primarily copper tube, and (ii) lower net selling prices in the segment’s core product lines of $12.6 million. These decreases were offset by an increase in sales in the segment’s non-core product lines of $10.9 million.

Net sales during the first nine months of 2019 decreased primarily as a result of (i) lower net selling prices in the segment’s core product lines of $58.9 million and (ii) lower unit sales volume of $44.1 million in the segment’s core product lines. These decreases were offset by an increase in sales in the segment’s non-core product lines of $20.7 million.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2019 and 2018:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Cost of goods sold	$330,418	$363,174	$1,019,546	$1,120,890
Depreciation and amortization	5,751	5,946	16,953	17,568
Selling, general, and administrative expense	18,738	17,387	56,620	57,931
Gain on sale of assets	—	(1,390)	—	(2,093)

Operating expenses	$354,907	$385,117	$1,093,119	$1,194,296

	For the Quarter Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Cost of goods sold	84.5%	88.5%	85.4%	86.6%
Depreciation and amortization	1.5	1.4	1.4	1.4
Selling, general, and administrative expense	4.8	4.2	4.8	4.4
Gain on sale of assets	—	(0.3)	—	(0.2)

Operating expenses	90.8%	93.8%	91.6%	92.2%

The decrease in cost of goods sold during the third quarter of 2019 was primarily due to the decrease in the average cost of copper, our principal raw material, and the decrease in sales volume in the segment’s core product lines.  Depreciation and amortization was consistent with the third quarter of 2018. Selling, general, and administrative expense increased for the third quarter of 2019 primarily as a result of (i) a reduction of $1.5 million in fees received for services provided under certain third-party sales and distribution arrangements and (ii) lower foreign currency transaction gains of $0.4 million. These increases were offset by (i) lower employment costs of $0.3 million and (ii) a decrease in supplies and utilities of $0.2 million. In addition, we recognized a gain of $1.4 million on the sale of real property during the third quarter of 2018.

The decrease in cost of goods sold during the first nine months of 2019 was primarily due to the decrease in the average cost of copper and the decrease in sales volume in the segment’s core product lines.  Depreciation and amortization decreased as a result of several long-lived assets becoming fully depreciated, offset by depreciation and amortization of the long-lived assets acquired at Die-Mold. Selling, general, and administrative expenses decreased for the first nine months of 2019, primarily due to (i) income of $1.2 million recognized as a result of the reduction of a contingent consideration arrangement associated with a business acquired, (ii) higher foreign currency transaction gains of $0.9 million, (iii) a decrease in supplies and utilities of $0.6 million, and (iv) lower employment costs of $0.4 million. These decreases were partially offset by (i) a reduction of $1.5 million in fees received for services provided under certain third-party sales and distribution arrangements and (ii) incremental expenses associated with Die-Mold of $0.4 million. In addition, during the first nine months of 2018 we recognized a gain of $1.4 million on the sale of real property and a gain of $0.7 million on the sale of manufacturing equipment.

Industrial Metals Segment

The following table compares summary operating results for the first nine months of 2019 and 2018 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 28, 2019	September 29, 2018	2019 vs. 2018	September 28, 2019	September 29, 2018	2019 vs. 2018

Net sales	$135,443	$158,709	(14.7)%	$434,037	$511,932	(15.2)%
Operating income	12,599	15,111	(16.6)	46,697	53,837	(13.3)

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	(1.5)%	(4.2)%
Unit sales volume in core product lines	(13.2)	(10.4)
Other	—	(0.6)

	(14.7)%	(15.2)%

The decrease in net sales during the third quarter of 2019 was primarily due to (i) lower unit sales volume of $20.6 million and (ii) lower net selling prices of $2.3 million in the segment’s core product lines, primarily brass rod.

The decrease in net sales during the first nine months of 2019 was primarily due to (i) lower unit sales volume of $52.5 million in the segment’s core product lines and (ii) lower net selling prices of $21.1 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2019 and 2018:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Cost of goods sold	$117,893	$141,435	$372,542	$445,259
Depreciation and amortization	1,836	1,864	5,518	5,715
Selling, general, and administrative expense	3,115	3,086	9,280	9,908
Gain on sale of assets	—	(1,301)	—	(1,301)
Insurance recovery	—	(1,486)	—	(1,486)

Operating expenses	$122,844	$143,598	$387,340	$458,095

	For the Quarter Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Cost of goods sold	87.0%	89.1%	85.8%	87.0%
Depreciation and amortization	1.4	1.2	1.3	1.1
Selling, general, and administrative expense	2.3	1.9	2.1	2.0
Gain on sale of assets	—	(0.8)	—	(0.3)
Insurance recovery	—	(0.9)	—	(0.3)

Operating expenses	90.7%	90.5%	89.2%	89.5%

The decrease in cost of goods sold during the third quarter of 2019 was primarily due to the decrease in sales volume and the decrease in the average cost of copper in the segment’s core product lines.  Depreciation and amortization and selling, general, and administrative expense were consistent with the third quarter of 2018. In addition, during the third quarter of 2018 we recognized a gain of $1.3 million on the sale of real property and a gain of $1.5 million for a payment receivable on the property damage portion of our insurance claim related to the September 2017 fire at our brass rod mill in Port Huron, Michigan.

The decrease in cost of goods sold during the first nine months of 2019 was primarily due to the decrease in sales volume and the decrease in the average cost of copper in the segment’s core product lines.  Depreciation and amortization for the first nine months of 2019 was consistent with what was recorded in the first nine months of 2018. Selling, general, and administrative expense decreased for the first nine months of 2019 primarily due to (i) lower professional fees of $1.1 million, (ii) lower employment costs of $0.4 million, and (iii) a decrease in supplies and utilities of $0.2 million. These decreases were offset by an increase in distribution costs of $1.2 million. In addition, during the first nine months of 2018 we recognized a gain of $1.3 million on the sale of real property and a gain of $1.5 million for a payment receivable on the property damage portion of our insurance claim related to the September 2017 fire at our brass rod mill in Port Huron, Michigan.

Climate Segment

The following table compares summary operating results for the first nine months of 2019 and 2018 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 28, 2019	September 29, 2018	2019 vs. 2018	September 28, 2019	September 29, 2018	2019 vs. 2018

Net sales	$90,938	$81,619	11.4%	$276,853	$156,854	76.5%
Operating income	7,963	5,774	37.9	33,384	16,668	100.3

Sales for the third quarter of 2019 increased primarily as a result of (i) an increase in volume and (ii) change in product mix.

Sales for the first nine months of 2019 increased primarily as a result of (i) incremental sales of $98.7 million recorded by ATCO, (ii) an increase in volume, and (iii) change in product mix.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2019 and 2018:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Cost of goods sold	$70,523	$66,832	$212,201	$124,806
Depreciation and amortization	2,491	2,123	6,932	3,371
Selling, general and administrative expense	9,961	6,890	24,336	12,009

Operating expenses	$82,975	$75,845	$243,469	$140,186

	For the Quarter Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Cost of goods sold	77.6%	81.9%	76.6%	79.6%
Depreciation and amortization	2.7	2.6	2.5	2.1
Selling, general and administrative expense	10.9	8.4	8.8	7.7

Operating expenses	91.2%	92.9%	87.9%	89.4%

Cost of goods sold increased during the third quarter of 2019 primarily due to the increase in volume and change in product mix within the segment.  Depreciation and amortization increased slightly during the third quarter of 2019 primarily as a result of depreciation and amortization of the long-lived assets acquired at ATCO. Selling, general, and administrative expenses for the third quarter of 2019 increased as a result of expense recognized for a contingent consideration arrangement associated with an acquired business of $3.9 million. This increase was partially offset by (i) lower employment costs of $0.6 million and (ii) a decrease in supplies and utilities of $0.3 million.

Cost of goods sold increased during the first nine months of 2019 primarily due to the increase in volume and change in product mix within the segment primarily resulting from the ATCO acquisition.  Depreciation and amortization increased in the first nine months of 2019 primarily as a result of depreciation and amortization of the long-lived assets acquired at ATCO. Selling, general, and administrative expenses for the first nine months of 2019 increased as a result of (i) incremental expenses of $8.6 million associated with ATCO and (ii) expense recognized for a contingent consideration arrangement associated with an acquired business of $5.7 million. These increases were offset by (i) lower employment costs of $1.9 million and (ii) a decrease in supplies and utilities of $0.3 million.

Liquidity and Capital Resources

The following table presents selected financial information for the first nine months of 2019 and 2018:

(In thousands)	2019	2018

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$25,365	$(17,514)
Property, plant, and equipment, net	(9,325)	56,334
Total debt	(55,229)	54,214
Working capital, net of cash and current debt	(13,313)	28,366

Net cash provided by operating activities	131,927	122,515
Net cash used in investing activities	(27,312)	(166,278)
Net cash (used in) provided by financing activities	(77,739)	26,691

Cash Flows from Operating Activities

During the nine months ended September 28, 2019, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $76.3 million, (ii) depreciation and amortization of $32.1 million, (iii) losses from unconsolidated affiliates of $23.7 million, and (iv) a decrease in inventories of $51.0 million. These increases were partially offset by (i) an increase in accounts receivable of $47.4 million, (ii) an increase in other assets of $7.5 million, and (iii) a decrease in other liabilities of $7.1 million. The fluctuations in accounts receivable and inventories were primarily due to increased sales volume in certain businesses and additional working capital needs during the first nine months of 2019.

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

Cash Flows from Investing Activities

The major components of net cash used in investing activities during the nine months ended September 28, 2019 included (i) capital expenditures of $20.2 million and (ii) investments in our unconsolidated affiliates related to Tecumseh and Mueller Middle East of $11.0 million. These uses of cash were offset by the $3.5 million working capital settlement received from the previous owners for the ATCO acquisition. Subsequent to quarter-end, the Company made an additional investment in Tecumseh of $5.0 million.

The major components of net cash used in investing activities during the nine months ended September 29, 2018 included (i) $167.7 million for the purchases of ATCO and Die-Mold, net of cash acquired, and (ii) capital expenditures of $16.7 million. These uses of cash were offset by proceeds on the sale of properties of $18.7 million.

Cash Flows from Financing Activities

For the nine months ended September 28, 2019, net cash used in financing activities consisted primarily of (i) $150.0 million used to reduce the debt outstanding under our Credit Agreement, (ii) $16.7 million used for the payment of regular quarterly dividends to stockholders of the Company, (iii) $4.4 million used for repayment of debt by Jungwoo-Mueller, (iv) $3.2 million used for payment of contingent consideration related to ATCO, and (v) $1.8 million used to repurchase common stock. These uses were offset by the issuance of debt under our Credit Agreement of $100.0 million.

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

Liquidity and Outlook

We believe that cash provided by operations, funds available under the Credit Agreement, and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.  As of September 28, 2019 our current ratio was 3.0 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $3.9 million during the first nine months of 2019.  We expect to spend approximately $0.4 million for the remainder of 2019 for ongoing environmental remediation activities.

The Company declared and paid a quarterly cash dividend of 10.0 cents per common share during the first, second, and third quarters of 2019 and 2018.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of September 28, 2019, the Company’s total debt was $441.5 million or 41.4 percent of its total capitalization.

The Debentures distributed as part of our special dividend are subordinated to all other funded debt of the Company and are callable, in whole or in part, at any time at the option of the Company, subject to declining call premiums during the first five years. The Debentures also grant each holder the right to require the Company to repurchase such holder’s Debentures in the event of a change in control at declining repurchase premiums during the first five years. Interest is payable semiannually on September 1 and March 1. Total Debentures outstanding as of September 28, 2019 were $284.5 million.

The Company’s Credit Agreement provides for an unsecured $350.0 million revolving credit facility which matures on December 6, 2021.  Total borrowings under the Credit Agreement were $145.0 million as of September 28, 2019. The Credit Agreement backed approximately $11.9 million in letters of credit at the end of the third quarter of 2019.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of September 28, 2019, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until August 2020, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 28, 2019, the Company has repurchased approximately 6.2 million shares under this authorization.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At September 28, 2019, we held open futures contracts to purchase approximately $37.9 million of copper over the next eight months related to fixed-price sales orders and to sell approximately $0.2 million of copper over the next 10 months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of September 28, 2019, we held no open futures contracts to purchase natural gas.

Interest Rates

At September 28, 2019, we had variable-rate debt outstanding of $149.2 million.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on LIBOR.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At September 28, 2019, we had open forward contracts with a financial institution to sell approximately 2.8 million euros, 19.2 million Swedish kronor, and 5.3 million Norwegian kroner through January 2020.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of September 28, 2019.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 28, 2019 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending September 28, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until August 2020, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 28, 2019, the Company had repurchased approximately 6.2 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended September 28, 2019.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

June 30, 2019 - July 27, 2019	13,407	$29.30	—	13,822,579
July 28, 2019 - August 24, 2019	35,580	$30.12	—	13,822,579
August 25, 2019 - September 28, 2019	12	$25.00	12	13,822,567
Total	48,999		12
(1) Includes shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting. Also includes shares resulting from restricted stock forfeitures at the average cost of treasury stock.
(2) Shares available to be purchased under the Company’s 20 million share repurchase authorization until August 2020. The extension of the authorization was announced on October 23, 2019.

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.INS	Inline XBRL Instance Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Presentation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in exhibit 101)

Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
October 23, 2019	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
October 23, 2019	Anthony J. Steinriede
Date	Vice President – Corporate Controller