Form 10-K
period 2019-12-28
MUELLER INDUSTRIES INC
filed 2020-02-26
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 28, 2019	Commission file number	1-6770
MUELLER INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Schilling Boulevard	Suite 100
Collierville	Tennessee	38017
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (901) 753-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 Par Value	MLI	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1,597,828,319.

The number of shares of the Registrant’s common stock outstanding as of February 21, 2020 was 56,995,167 excluding 23,187,837 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference into this Report: Registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, scheduled to be mailed on or about March 26, 2020 (Part III).

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

We acquired Great Lakes on July 31, 2015, a 60 percent equity interest in Jungwoo-Mueller on April 26, 2016, Heatlink Group on May 31, 2017, and Die-Mold on March 31, 2018.  These acquisitions complement our existing copper tube, line sets, copper fittings, and plastics businesses in the Piping Systems segment.

We disposed of Jiangsu Mueller-Xingrong Copper Industries Limited (Mueller-Xingrong), the Company’s Chinese joint venture, on June 21, 2017. This business manufactured engineered copper tube primarily for air-conditioning applications in China.

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

The total amount of order backlog for the Piping Systems segment as of December 28, 2019 was not significant.

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

The segment sells its products primarily to domestic OEMs in the industrial, construction, HVAC, plumbing, and refrigeration markets.  The total amount of order backlog for the Industrial Metals segment as of December 28, 2019 was not significant.

Competitors, primarily in the brass rod market, include Chase Brass and Copper Company  LLC, a subsidiary of Global Brass and Copper Holdings, Inc., and others, both domestic and foreign.

Climate Segment

The Climate segment is composed of Refrigeration Products, Fabricated Tube Products, Westermeyer Industries, Inc. (Westermeyer), Turbotec Products, Inc. (Turbotec), ATCO Rubber Products, Inc. (ATCO), and Linesets, Inc.

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

The segment sells its products primarily to OEMs in the HVAC and refrigeration markets in the U.S.  The total amount of order backlog for the Climate segment as of December 28, 2019 was not significant.

Labor Relations

At December 28, 2019, the Company employed approximately 4,964 employees, of which approximately 1,579 were represented by various unions.  Those union contracts will expire as follows:

Location	Expiration Date
Port Huron, Michigan (Local 218 IAM)	May 7, 2023
Wynne, Arkansas (MCTP)	November 30, 2024
Port Huron, Michigan (Local 44 UAW)	June 26, 2022
Wynne, Arkansas (B&K LLC)	June 28, 2021
North Wales, Pennsylvania	July 31, 2021
Belding, Michigan	September 17, 2021
Fulton, Mississippi	October 2, 2021
Waynesboro, Tennessee	November 3, 2021

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

Our copper tube facilities can accommodate both refined copper and certain grades of copper scrap as the primary feedstock.  The Company has commitments from refined copper producers for a portion of its metal requirements for 2020.  Adequate quantities of copper are currently available.  While we will continue to react to market developments, resulting pricing volatility or supply disruptions, if any, could nonetheless adversely affect the Company.

Environmental Proceedings

Compliance with environmental laws and regulations is a matter of high priority for the Company.  Mueller’s provision for environmental matters related to all properties was $1.7 million for 2019, $2.0 million for 2018, and $7.5 million for 2017.  The reserve for environmental matters was $20.9 million at December 28, 2019 and $23.6 million at December 29, 2018.  Environmental expenses related to non-operating properties are presented below operating income in the Consolidated Statements of Income, and costs related to operating properties are included in cost of goods sold.  We currently anticipate that we will need to make expenditures of approximately $2.1 million for compliance activities related to existing environmental matters during the next three fiscal years.

For a description of material pending environmental proceedings, see “Note 14 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Other Business Factors

Our business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held.  In addition, expenditures for Company-sponsored research and development activities were not material during 2019, 2018, or 2017.  No material portion of our business involves governmental contracts.

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

As of January 31, 2020, the U.K. is no longer a member of the EU (Brexit).  As a result, we face risks and uncertainty regarding the form and consequences of the implementation of Brexit, including the possibility that the U.K. and the EU could fail to come to an agreement on the terms of the U.K. exit. The U.K. and the EU are currently in negotiations on the terms. Finalized terms are due on December 31, 2020. During this eleven month period, the U.K. will continue to follow all EU rules, and their trading relationship will remain the same. As a result of Brexit, we may be negatively impacted by increased volatility in exchange rates and interest rates and disruptions affecting our relationships with our existing and future customers, suppliers and employees.  Brexit and its implementation could also adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets.  Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations and financial condition.

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

Location of Facility	Building Space (Sq. Ft.)	Primary Use	Owned or Leased

Piping Systems Segment
Fulton, MS	778,065	Manufacturing, Packaging, & Distribution	Owned
Wynne, AR	400,000	Manufacturing & Distribution	Owned
New Market, VA	413,120	Manufacturing & Distribution	Owned
Cedar City, UT	260,000	Manufacturing & Distribution	Owned
North Wales, PA	174,000	Manufacturing	Owned
Covington, TN	159,500	Manufacturing	Owned
Ansonia, CT	89,396	Manufacturing & Distribution	Owned
Phoenix, AZ	61,000	Manufacturing	Leased
Lawrenceville, GA	42,000	Manufacturing	Leased
Kansas City, MO	30,500	Manufacturing	Leased
Bilston, England	402,500	Manufacturing	Owned
London, Ontario, Canada	200,400	Manufacturing	Owned
Georgetown, Ontario, Canada	20,000	Manufacturing	Leased
Calgary, Alberta, Canada	21,117	Manufacturing	Leased
Calgary, Alberta, Canada	20,000	Manufacturing	Leased
Calgary, Alberta, Canada	6,600	Manufacturing	Leased
Monterrey, Mexico	152,000	Manufacturing	Leased
Monterrey, Mexico	132,000	Manufacturing	Leased
Yangju City, Gyeonggi Province, South Korea	343,909	Manufacturing	Owned

Industrial Metals Segment
Port Huron, MI	450,000	Manufacturing	Owned
Belding, MI	293,068	Manufacturing	Owned
Marysville, MI	81,500	Manufacturing	Owned
Brooklyn, OH	75,000	Manufacturing	Leased
Valley View, OH	65,400	Manufacturing & Distribution	Leased
Brighton, MI	65,000	Machining	Leased
Waynesboro, TN	57,000	Manufacturing	Leased
Middletown, OH	55,000	Manufacturing	Owned

Climate Segment
Plainville, GA	313,835	Manufacturing & Distribution	Owned
Fort Worth, TX	266,485	Manufacturing	Owned
Cartersville, GA	260,924	Manufacturing	Owned
Phoenix, AZ	250,250	Manufacturing & Distribution	Owned
Tampa , FL	202,614	Manufacturing & Distribution	Owned
Crawsfordville, IN	153,600	Manufacturing & Distribution	Owned
Fort Worth, TX	153,374	Manufacturing	Owned
Vineland, NJ	136,000	Manufacturing & Distribution	Owned
Sacramento, CA	121,240	Manufacturing & Distribution	Owned

Location of Facility	Building Space (Sq. Ft.)	Primary Use	Owned or Leased
Bluffs, IL	107,000	Manufacturing	Owned
Fort Worth, TX	103,125	Manufacturing & Distribution	Owned
Hickory, NC	100,000	Manufacturing	Owned
Hartsville, TN	78,000	Manufacturing	Owned
Houston, TX	72,000	Manufacturing & Distribution	Owned
Carthage, TN	67,520	Manufacturing	Owned
Baltimore, MD	62,500	Manufacturing & Distribution	Owned
Springdale, AR	57,600	Manufacturing & Distribution	Owned
Gordonsville, TN	54,000	Manufacturing	Leased
Carrollton, TX	9,230	Manufacturing	Leased
Guadalupe, Mexico	130,110	Manufacturing	Leased
Xinbei District, Changzhou, China	33,940	Manufacturing	Leased

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business.  Additionally, we may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Consolidated Financial Statements.

For a description of material pending legal proceedings, see “Note 14 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “MLI.”  As of February 21, 2020, the number of holders of record of Mueller’s common stock was 674.

During fiscal 2018 and 2019, we paid a quarterly cash dividend of $0.10 per share of common stock.

Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until August 2020, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 28, 2019, the Company has repurchased approximately 6.2 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the quarter ended December 28, 2019.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

September 28, 2019 – October 26, 2019	—	—	—	13,822,567
October 27, 2019 – November 23, 2019	10,109	32.09	—	13,822,567
November 24, 2019 – December 28, 2019	5,128	32.34	—	13,822,567
Total	15,237		—
(1) Includes shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting.
(2) Shares available to be purchased under the Company’s 20 million share repurchase authorization until August 2020. The extension of the authorization was announced on October 23, 2019.

Company Stock Performance

The following graph compares total stockholder return since December 27, 2014 to the Dow Jones U.S. Total Return Index (Total Return Index) and the Dow Jones U.S. Building Materials & Fixtures Index (Building Materials Index).  Total return values for the Total Return Index, the Building Materials Index and the Company were calculated based on cumulative total return values assuming reinvestment of (i) regular quarterly dividends paid by the Company, (ii) the cash paid by the Company in conjunction with the special dividend and (iii) the proceeds of an assumed sale at par of the Debentures paid by the Company in connection with the special dividend.

	2014	2015	2016	2017	2018	2019
Mueller Industries, Inc.	100.00	82.67	119.33	132.90	89.09	122.49
Dow Jones U.S. Total Return Index	100.00	100.63	112.96	137.24	130.42	171.04
Dow Jones U.S. Building Materials & Fixtures Index	100.00	114.37	135.47	159.65	126.50	185.11

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share data)	2019		2018		2017	2016		2015

For the fiscal year: (1)

Net sales	$2,430,616		$2,507,878		$2,266,073	$2,055,622		$2,100,002

Operating income (2)	191,403		172,969		150,807	154,401		138,704

Net income attributable to Mueller Industries, Inc.	100,972	(3)	104,459	(4)	85,598	99,727	(5)	87,864	(6)

Diluted earnings per share	1.79		1.82		1.49	1.74		1.54

Cash dividends per share	0.40		0.40		3.40	0.375		0.30

At year-end:

Total assets	1,370,940		1,369,549		1,320,173	1,447,476		1,338,801

Long-term debt	378,724		489,597		448,592	213,709		204,250

(1)
Includes activity of acquired businesses from the following purchase dates: ATCO Rubber Products, Inc., July 2, 2018; Die-Mold Tool Limited, March 31, 2018; Pexcor Manufacturing Company Inc. and Heatlink Group Inc., May 31, 2017; Jungwoo Metal Ind. Co., LTD, April 26, 2016; Great Lakes Copper Ltd., July 31, 2015; Sherwood Valve Products, LLC, June 18, 2015; and Turbotec Products, Inc., March 30, 2015.

(2)
Adjusted retroactively to reflect adoption of ASU 2017-07 that occurred during 2018. The components of net periodic benefit cost (income) other than the service cost component are included in other income (expense), net in the Consolidated Statements of Income.

(3)	Includes net expense of $3.6 million resulting from the change in fair value of contingent consideration.

(4)	Includes a pre-tax insurance recovery gain of $3.7 million related to the losses incurred due to the 2017 fire at the brass rod mill in Port Huron, Michigan.

(5)	Includes pre-tax impairment charges of $6.8 million on fixed assets.

(6)	Includes $15.4 million pre-tax gain from the sale of certain assets, severance charges of $3.4 million and a permanent adjustment to a deferred tax liability of $4.2 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of December 28, 2019.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 28, 2019 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As required by Rule 13a-15(c) under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 28, 2019 based on the control criteria established in a report entitled Internal Control—Integrated Framework, (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such evaluation, management has concluded that our internal control over financial reporting was effective as of December 28, 2019.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 28, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mueller Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Mueller Industries, Inc.’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mueller Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2019 and December 29, 2018, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 28, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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
February 26, 2020

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is contained under the captions “Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees,” “Corporate Governance,” “Report of the Audit Committee of the Board of Directors,” and “Section 16(a) Beneficial Ownership Compliance Reporting” in the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC on or about March 26, 2020, which is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to its chief executive officer, chief financial officer, and other financial executives.  We have also made the Code of Business Conduct and Ethics available on the Company’s website at www.muellerindustries.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption “Compensation Discussion and Analysis,” “Summary Compensation Table for 2019,” “2019 Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal 2019 Year-End,” “2019 Option Exercises and Stock Vested,” “Potential Payments Upon Termination of Employment or Change in Control as of the End of 2019,” “2019 Director Compensation,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “Corporate Governance” in the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC on or about March 26, 2020, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table discloses information regarding the securities to be issued and the securities remaining available for issuance under the Registrant’s stock-based incentive plans as of December 28, 2019 (shares in thousands):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	939	$25.05	1,900

Equity compensation plans not approved by security holders	—	—	—

Total	939	$25.05	1,900

Other information required by Item 12 is contained under the captions “Principal Stockholders” and “Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees” in the Company’s Proxy Statement for its

2020 Annual Meeting of Stockholders to be filed with the SEC on or about March 26, 2020, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption “Corporate Governance” in the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC on or about March 26, 2020, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is contained under the caption “Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC on or about March 26, 2020, which is incorporated herein by reference.

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

4.4	Description of securities
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

10.6	2019 Incentive Plan (incorporated by reference to Annex 1 to the Company’s definitive proxy statement filed with the SEC on March 28, 2019).

10.7
Mueller Industries, Inc. 2011 Annual Bonus Plan (Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K, dated February 28, 2012, for the fiscal year ended December 31, 2011).

10.8	Summary description of the Registrant’s 2020 incentive plan for certain key employees.

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

10.17	Amendment No. 1 to Credit Agreement among the Registrant (as borrower), Bank of America, N.A. (as agent), and certain lenders named therein dated April 22, 2019.
Other Exhibits

21.0	Subsidiaries of the Registrant.

23.0	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2020.

MUELLER INDUSTRIES, INC.

/s/ Gregory L. Christopher
Gregory L. Christopher, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gregory L. Christopher Gregory L. Christopher	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	February 26, 2020

/s/ Terry Hermanson	Lead Independent Director	February 26, 2020
Terry Hermanson

/s/ Elizabeth Donovan	Director	February 26, 2020
Elizabeth Donovan

/s/ Gary S. Gladstein	Director	February 26, 2020
Gary S. Gladstein

/s/ Paul J. Flaherty	Director	February 26, 2020
Paul J. Flaherty

/s/ Gennaro J. Fulvio	Director	February 26, 2020
Gennaro J. Fulvio

/s/ Scott J. Goldman	Director	February 26, 2020
Scott J. Goldman

/s/ John B. Hansen	Director	February 26, 2020
John B. Hansen

/s/ Charles P. Herzog, Jr.	Director	February 26, 2020
Charles P. Herzog, Jr.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title	Date

/s/ Jeffrey A. Martin	February 26, 2020
Jeffrey A. Martin
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede	February 26, 2020
Anthony J. Steinriede
Vice President – Corporate Controller

MUELLER INDUSTRIES, INC.

FINANCIAL STATEMENT SCHEDULE

Schedule for the years ended December 28, 2019, December 29, 2018, and December 30, 2017

Valuation and Qualifying Accounts (Schedule II)	F-66

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

•
Climate: The Climate segment is composed of Refrigeration Products, Fabricated Tube Products, Westermeyer, Turbotec, ATCO, and Linesets, Inc.  The segment manufactures and sells refrigeration valves and fittings, line sets, fabricated tubular products, high pressure components, coaxial heat exchangers, and insulated HVAC flexible duct systems.  The segment sells its products primarily to the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

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

Residential construction activity has shown improvement in recent years, but remains at levels below long-term historical averages.  Per the U.S. Census Bureau, actual housing starts in the U.S. were 1.29 million in 2019, which compares to 1.25 million in 2018 and 1.20 million in 2017.  Mortgage rates remain at historically low levels, as the average 30-year fixed mortgage rate was approximately 3.94 percent in 2019 and 4.54 percent in 2018.  The private nonresidential construction sector, which includes offices, industrial, health care, and retail projects, has also shown improvement in recent years.  Per the U.S. Census Bureau, the value of private nonresidential construction put in place was $450.5 billion in 2019, $450.9 billion in 2018, and $444.0 billion in 2017.

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

RESULTS OF OPERATIONS

Consolidated Results

The following table compares summary operating results for 2019, 2018, and 2017:

				Percent Change
(In thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017

Net sales	$2,430,616	$2,507,878	$2,266,073	(3.1)%	10.7%
Operating income	191,403	172,969	150,807	10.7	14.7
Net income	100,972	104,459	85,598	(3.3)	22.0

The following are components of changes in net sales compared to the prior year:

	2019 vs. 2018	2018 vs. 2017

Net selling price in core product lines	(3.7)%	4.4%
Unit sales volume in core product lines	(4.4)	3.6
Acquisitions	4.2	4.7
Dispositions	—	(3.0)
Other	0.8	1.0

	(3.1)%	10.7%

The decrease in net sales in 2019 was primarily due to (i) lower unit sales volume of $110.3 million in our core product lines, primarily brass rod and copper tube, and (ii) lower net selling prices of $91.7 million in our core product lines. These decreases were partially offset by (i) incremental sales of $100.1 million recorded by ATCO, acquired in July 2018, (ii) an increase in sales in our non-core product lines of $22.4 million, and (iii) incremental sales of $4.0 million recorded by Die-Mold, acquired in March 2018.

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

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the most recent three-year period:
The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2019, 2018, and 2017:

(In thousands)	2019	2018	2017

Cost of goods sold	$2,035,610	$2,150,400	$1,940,617
Depreciation and amortization	42,693	39,555	33,944
Selling, general, and administrative expense	162,358	148,888	140,730
Gain on sale of assets, net	(963)	(253)	(1,491)
Impairment charges	—	—	1,466
Insurance recovery	(485)	(3,681)	—

Operating expenses	$2,239,213	$2,334,909	$2,115,266

	2019	2018	2017

Cost of goods sold	83.7%	85.7%	85.6%
Depreciation and amortization	1.8	1.6	1.5
Selling, general, and administrative expense	6.6	5.9	6.2
Gain on sale of assets, net	—	—	(0.1)
Impairment charges	—	—	0.1
Insurance recovery	—	(0.1)	—

Operating expenses	92.1%	93.1%	93.3%

The decrease in cost of goods sold in 2019 was primarily due to the decrease in sales volume in our core product lines and the decrease in the average cost of copper, our principal raw material. This was partially offset by the increase in sales volume resulting from the acquisition of ATCO. The increase in cost of goods sold in 2018 was primarily due to the increase in the average cost of copper, as well as the increase in sales volume in our domestic core product lines and related to businesses acquired. This was partially offset by the decrease in sales volume resulting from the sale of Mueller-Xingrong and lower sales volume in our non-domestic core product lines.

Depreciation and amortization increased in 2019 as a result of long-lived assets of businesses acquired. Depreciation and amortization increased in 2018 as a result of long-lived assets of businesses acquired as well as several new long-lived assets being placed into service, partially offset by the impact of the sale of long-lived assets at Mueller-Xingrong.

Selling, general, and administrative expenses increased in 2019 primarily due to (i) expense recognized for contingent consideration arrangements associated with businesses acquired of $5.7 million, (ii) an increase in employment costs, including employee healthcare, of $4.9 million, (iii) incremental expenses of $4.7 million associated with ATCO and Die-Mold, (iv) a reduction of $3.5 million in fees received for services provided under certain third-party sales and distribution arrangements, and (v) an increase in product liability costs of $1.6 million. These increases were partially offset by (i) income of $2.1 million recognized as a result of the reduction of contingent consideration arrangements associated with businesses acquired, (ii) a decrease in legal and professional fees of $1.4 million, (iii) higher foreign currency transaction gains of $1.4 million, (iv) a reduction of $0.8 million in fees received for services provided under certain equipment transfer and licensing agreements, and (v) a decrease in supplies and utilities of $0.5 million. The increase in selling, general, and administrative expenses in 2018 was primarily due to (i) incremental expenses of $9.8 million associated with ATCO, Heatlink Group, and Die-Mold and (ii) an increase in employment costs, including incentive compensation, of $4.7 million. These increases were partially offset by (i) fees of $3.5 million received for services provided under certain third-party sales and distribution arrangements in 2018 (fees from these arrangements are classified as a component of net sales in 2019), (ii) a reduction in product liability costs of $2.1 million, and (iii) the absence of expenses associated with Mueller-Xingrong of $1.2 million.

During 2019, we recognized a net gain of $1.0 million on the sale of real property. We also recognized an insurance recovery gain of $0.5 million related to the losses incurred due to the 2017 fire at our brass rod mill in Port Huron, Michigan.

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

Interest expense increased in 2019 primarily as a result of increased borrowing costs associated with our unsecured $350.0 million revolving credit facility. The increase in 2018 was primarily as a result of interest associated with the 6% Subordinated Debentures issued during the first quarter of 2017 as part of our special dividend, as well as increased borrowing costs associated with our unsecured $350.0 million revolving credit facility.

Environmental expense for our non-operating properties was significantly higher in 2017 than in 2019 or 2018 primarily as a result of ongoing remediation activities related to the Lead Refinery site.

Other income, net, was lower in 2019 primarily as a result of lower net periodic benefit income for our benefit plans, and higher in 2018 primarily as a result of higher net periodic benefit income for our benefit plans.

Income tax expense was $35.3 million in 2019, representing an effective tax rate of 21.2 percent.  This rate was higher than what would be computed using the U.S. statutory federal rate primarily due to (i) the provision for state and local income taxes, net of the federal benefit, of $3.2 million, and (ii) the impact of investments in unconsolidated affiliates of $0.5 million. These increases were partially offset by other adjustments of $3.3 million.

Income tax expense was $31.0 million in 2018, representing an effective tax rate of 20.6 percent.  This rate was lower than what would be computed using the U.S. statutory federal rate primarily due to (i) a reduction of the calculation of federal tax on the Company’s accumulated foreign earnings under the Tax Cuts and Jobs Act (the Act) of $4.4 million and (ii) a reduction for the impact of investments in unconsolidated affiliates of $2.8 million.  These reductions were partially offset by (i) the provision for state and local income taxes, net of the federal benefit, of $3.5 million and (ii) other adjustments of $3.1 million.

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

During 2019, we recognized losses of $24.6 million on our investments in unconsolidated affiliates, net of foreign tax, compared to losses of $12.6 million in 2018. The loss on these investments for 2019 included net losses of $22.0 million for Tecumseh and net losses of $2.6 million for Mueller Middle East. Included in the losses for Tecumseh are $6.4 million of severance and restructuring expenses and a product liability settlement of $3.4 million. These expenses were offset by a gain on the sale of land of $1.8 million.

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

Piping Systems Segment

The following table compares summary operating results for 2019, 2018, and 2017 for the businesses comprising our Piping Systems segment:

				Percent Change
(In thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017

Net sales	$1,542,456	$1,645,633	$1,564,950	(6.3)%	5.2%
Operating income	131,879	122,829	99,596	7.4	23.3

The following are components of changes in net sales compared to the prior year:

	2019 vs. 2018	2018 vs. 2017

Net selling price in core product lines	(4.4)%	4.5%
Unit sales volume in core product lines	(2.3)	3.4
Acquisitions	0.3	1.1
Dispositions	—	(4.3)
Other	0.1	0.5

	(6.3)%	5.2%

The decrease in net sales in 2019 was primarily attributable to (i) lower net selling prices of $70.6 million in the segment’s core product lines, primarily copper tube, and (ii) lower unit sales volume of $37.3 million in the segment’s core product lines. These decreases were partially offset by incremental sales of $4.0 million recorded by Die-Mold.

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

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2019, 2018, and 2017:

(In thousands)	2019	2018	2017

Cost of goods sold	$1,313,980	$1,426,729	$1,369,161
Depreciation and amortization	22,621	23,304	21,777
Selling, general, and administrative expense	75,170	74,864	74,441
Gain on sale of assets, net	(1,194)	(2,093)	(1,491)
Impairment charges	—	—	1,466

Operating expenses	$1,410,577	$1,522,804	$1,465,354

	2019	2018	2017

Cost of goods sold	85.2%	86.7%	87.5%
Depreciation and amortization	1.5	1.4	1.4
Selling, general, and administrative expense	4.9	4.5	4.7
Gain on sale of assets, net	(0.1)	(0.1)	(0.1)
Impairment charges	—	—	0.1

Operating expenses	91.5%	92.5%	93.6%

The decrease in cost of goods sold in 2019 was primarily due to the decrease in the average cost of copper and the decrease in sales volume in the segment’s core product lines. The increase in cost of goods sold in 2018 was primarily due to the increase in the average cost of copper and the increase in sales volume in the segment’s domestic core product lines and related to the acquisitions of Heatlink Group and Die-Mold, partially offset by the decrease in sales volume resulting from the sale of Mueller-Xingrong.

Depreciation and amortization decreased in 2019 as a result of several long-lived assets becoming fully depreciated. The increase in 2018 was a result of several new long-lived assets being placed into service as well as long-lived assets of Heatlink Group and Die-Mold, partially offset by the impact of the sale of long-lived assets at Mueller-Xingrong.

Selling, general, and administrative expenses increased slightly for 2019, primarily due to (i) a reduction of $3.5 million in fees received for services provided under certain third-party sales and distribution arrangements, (ii) higher employment costs, including employee healthcare, of $0.9 million, and (iii) incremental expenses associated with Die-Mold of $0.6 million. These increases were partially offset by (i) income of $2.1 million recognized as a result of the reduction of contingent consideration arrangements associated with businesses acquired, (ii) higher foreign currency transaction gains of $1.4 million, and (iii) a decrease in supplies and utilities of $0.6 million. The increase in 2018 was primarily due to (i) incremental expenses associated with Die-Mold and Heatlink Group of $2.5 million, (ii) an increase in legal and professional fees of $1.6 million, (iii) an increase in foreign currency exchange rate losses of $0.6 million, and (iv) an increase in agent commissions of $0.5 million.  These increases were partially offset by (i) fees of $3.5 million received for services provided under certain third-party sales and distribution arrangements in 2018 (fees from these arrangements are classified as a component of net sales in 2019) and (ii) the absence of expenses associated with Mueller-Xingrong of $1.2 million.

During 2019, we recognized a gain of $1.2 million on the sale of real property.

During 2018, we recognized a gain of $1.4 million on the sale of real property and a gain of $0.7 million on the sale of manufacturing equipment.

During 2017, we recognized fixed asset impairment charges for certain copper fittings manufacturing equipment of $1.5 million and a gain of $1.5 million on the sale of our interest in Mueller-Xingrong.

Industrial Metals Segment

The following table compares summary operating results for 2019, 2018, and 2017 for the businesses comprising our Industrial Metals segment:

				Percent Change
(In thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017

Net sales	$554,372	$651,061	$602,131	(14.9)%	8.1%
Operating income	61,724	75,607	74,364	(18.4)	1.7

The following are components of changes in net sales compared to the prior year:

	2019 vs. 2018	2018 vs. 2017

Net selling price in core product lines	(3.3)%	5.2%
Unit sales volume in core product lines	(11.4)	5.1
Other	(0.2)	(2.2)

	(14.9)%	8.1%

The decrease in net sales in 2019 was primarily due to (i) lower unit sales volume of $73.0 million and (ii) lower net selling prices of $21.0 million in the segment’s core product lines, primarily brass rod.

The increase in net sales during 2018 was primarily due to higher net selling prices of $30.0 million and (ii) higher unit sales volume of $29.6 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2019, 2018, and 2017:

(In thousands)	2019	2018	2017

Cost of goods sold	$473,010	$559,367	$506,973
Depreciation and amortization	7,489	7,568	7,516
Selling, general, and administrative expense	12,359	13,501	13,278
Loss (gain) on sale of assets, net	275	(1,301)	—
Insurance recovery	(485)	(3,681)	—

Operating expenses	$492,648	$575,454	$527,767

	2019	2018	2017

Cost of goods sold	85.3%	85.9%	84.2%
Depreciation and amortization	1.4	1.2	1.2
Selling, general, and administrative expense	2.3	2.1	2.2
Loss (gain) on sale of assets, net	—	(0.2)	—
Insurance recovery	(0.1)	(0.6)	—

Operating expenses	88.9%	88.4%	87.6%

The decrease in cost of goods sold in 2019 was primarily due to the decrease in sales volume in the segment’s core product lines and the decrease in the average cost of copper. The increase in cost of goods sold in 2018 was primarily related to the increase in the average cost of copper and the increase in sales volume in the segment’s core product lines..

Depreciation and amortization in 2019 was consistent with 2018 and 2017.

Selling, general, and administrative expenses decreased slightly in 2019 primarily due to lower employment costs, including incentive compensation, of $0.7 million. The increase in 2018 was primarily due to an increase in legal fees of $0.2 million.

During 2019, we recognized a loss of $0.3 million on the sale of real property and an insurance recovery gain of $0.5 million related to the losses incurred due to the 2017 fire at our brass rod mill in Port Huron, Michigan.

During 2018, we recognized a gain of $1.3 million on the sale of real property and an insurance recovery gain of $3.7 million related to the losses incurred due to the 2017 fire at our brass rod mill in Port Huron, Michigan.

Climate Segment

The following table compares summary operating results for 2019, 2018, and 2017 for the businesses comprising our Climate segment:

				Percent Change
(In thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017

Net sales	$356,216	$229,069	$131,448	55.5%	74.3%
Operating income	42,727	24,118	20,325	77.2	18.7

Net sales for 2019 increased primarily as a result of incremental sales of $100.1 million recorded by ATCO.  Net sales for 2018 increased primarily as a result of sales of $90.0 million recorded by ATCO, as well as an increase in volume and improved product mix.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2019, 2018, and 2017:

(In thousands)	2019	2018	2017

Cost of goods sold	$273,850	$182,456	$98,851
Depreciation and amortization	9,298	5,569	2,513
Selling, general, and administrative expense	30,385	16,926	9,759
Gain on sale of assets, net	(44)	—	—

Operating expenses	$313,489	$204,951	$111,123

	2019	2018	2017

Cost of goods sold	76.9%	79.7%	75.2%
Depreciation and amortization	2.6	2.4	1.9
Selling, general, and administrative expense	8.5	7.4	7.4
Gain on sale of assets, net	—	—	—

Operating expenses	88.0%	89.5%	84.5%

Cost of goods sold increased in 2019 due to the increase in volume and change in product mix within the segment primarily resulting from the ATCO acquisition. The increase in cost of goods sold in 2018 was related to the increase in volume and change in product mix within the segment primarily resulting from the ATCO acquisition. In addition, it included additional expense of $2.2 million to adjust ATCO’s inventory to fair value as part of purchase price accounting during 2018.  Depreciation and amortization increased in 2019 and 2018 primarily as a result of depreciation and amortization of the long-lived assets acquired at ATCO. Selling, general, and administrative expenses increased in 2019 as a result of (i) expense of $5.7 million recognized for a contingent consideration arrangement associated with an acquired business, (ii) incremental expenses of $4.6 million associated with ATCO, (iii) an increase in employment costs of $1.7 million, (iv) an increase in agent commissions of $0.5 million, and (v) an increase in supplies, utilities, and rent costs of $0.4 million. Selling, general, and administrative expenses increased in 2018 as a result of incremental expenses associated with ATCO.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information for 2019, 2018, and 2017:

(In thousands)	2019	2018	2017

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$20,904	$(49,425)	$(233,906)
Property, plant, and equipment, net	(7,505)	66,312	9,090
Total debt	(110,444)	31,626	237,708
Working capital, net of cash and current debt	(35,231)	11,228	55,405

Net cash provided by operating activities	200,544	167,892	43,995
Net cash used in investing activities	(40,457)	(187,096)	(36,280)
Net cash used in financing activities	(139,694)	(28,269)	(244,566)

Cash Provided by Operating Activities

During 2019, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $106.2 million, (ii) depreciation and amortization of $43.0 million, (iii) a decrease in inventories of $39.6 million, (iv) losses from unconsolidated affiliates of $24.6 million, (v) stock-based compensation expense of $8.7 million, and (vi) a decrease in accounts receivable of $6.5 million. These cash increases were partially offset by (i) an increase in other assets of $15.6 million, (ii) a decrease in other liabilities of $7.9 million, and (iii) a decrease in current liabilities of $7.1 million. The fluctuations in accounts receivable and inventories were primarily due to decreased selling prices and sales volume in certain businesses and changes working capital needs in 2019.

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

Cash Used in Investing Activities

The major components of net cash used in investing activities in 2019 included (i) capital expenditures of $31.2 million and (ii) investments in our unconsolidated affiliates, Tecumseh and Mueller Middle East, of $16.0 million. These uses of cash were offset by (i) the $3.5 million working capital settlement received from the previous owners for the ATCO acquisition and (ii) proceeds on the sale of properties of $3.2 million.

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

Cash Used in Financing Activities

For 2019, net cash used in financing activities consisted primarily of (i) $205.0 million used to reduce the debt outstanding under our Credit Agreement, (ii) $22.3 million used for the payment of regular quarterly dividends to stockholders of the Company, (iii) $4.3 million used for repayment of debt by Jungwoo-Mueller, (iv) $3.2 million used for payment of contingent consideration related to ATCO, and (v) $1.8 million used to repurchase common stock. These uses of cash were offset by the issuance of debt under our Credit Agreement of $100.0 million.

For 2018, net cash used in financing activities consisted primarily of (i) $165.0 million used to reduce the debt outstanding under our Credit Agreement, (ii) $33.6 million used to repurchase common stock, (iii) $22.7 million used for the payment of regular quarterly dividends to stockholders of the Company, and (iv) $2.9 million used for repayment of debt by Jungwoo-Mueller. These uses of cash were offset by the issuance of debt under our Credit Agreement of $200.0 million.

For 2017, net cash used in financing activities consisted primarily of (i) $196.9 million used for the payment of the special dividend and the regular quarterly dividends to stockholders of the Company, (ii) $110.0 million used to reduce the debt outstanding under our Credit Agreement, (iii) $3.4 million used for repayment of debt by Jungwoo-Mueller and Mueller-Xingrong, and (iv) $2.9 million used for payment of dividends to noncontrolling interests.  These uses of cash were partially offset by the issuance of debt of $70.0 million under our Credit Agreement.

Liquidity and Outlook

We believe that cash provided by operations, funds available under the Credit Agreement, and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.  Our current ratio was 3.0 to 1 as of December 28, 2019.

As of December 28, 2019, $65.3 million of our cash and cash equivalents were held by foreign subsidiaries.  The undistributed earnings of most of the foreign subsidiaries are considered to be permanently reinvested.  These earnings could be remitted to the U.S. with a minimal tax cost.  Accordingly, no additional income tax liability has been accrued with respect to these earnings or on any additional outside basis differences that may exist with respect to these entities.

We expect the reduction in the U.S. federal tax rate from 35 percent to 21 percent under the Act to provide ongoing benefits to liquidity.  For 2020, we expect our effective tax rate on consolidated earnings to be in the range of 22 to 26 percent.  We believe that cash held domestically, funds available through the Credit Agreement, and cash generated from U.S. based operations will be adequate to meet the future needs of our U.S. based operations.

Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories, accounts receivable, and accounts payable.  The price of copper has fluctuated significantly and averaged approximately $2.72 in 2019, $2.93 in 2018, and $2.80 in 2017.

We have significant environmental remediation obligations which we expect to pay over future years.  Approximately $4.4 million was spent during 2019 for environmental matters.  As of December 28, 2019, we expect to spend $0.8 million in 2020, $0.7 million in 2021, $0.6 million in 2022, $0.8 million in 2023, $0.7 million in 2024, and $17.3 million thereafter for ongoing projects.

Cash used to fund pension and other postretirement benefit obligations was $0.8 million in 2019 and $1.9 million in 2018.  We anticipate making contributions of approximately $1.0 million to these plans in 2020.

The Company declared and paid a quarterly cash dividend of 10.0 cents per common share during each quarter of 2017, 2018, and 2019.  Additionally, during the first quarter of 2017 the Company distributed a special dividend composed of $3.00 in cash and $5.00 in principal amount of the Company’s 6% Subordinated Debentures (Debentures) due 2027 for each share of common stock outstanding. Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, and other factors.

Capital Expenditures

During 2019 our capital expenditures were $31.2 million.   We anticipate investing approximately $45.0 million to $50.0 million for capital expenditures in 2020.

Long-Term Debt

The Company’s Credit Agreement provides for an unsecured $350.0 million revolving credit facility which matures on December 6, 2021.  Funds borrowed under the Credit Agreement may be used for working capital purposes and other general corporate purposes.  In addition, the Credit Agreement provides a sublimit of $50.0 million for the issuance of letters of credit, a sublimit of $25.0 million for loans and letters of credit made in certain foreign currencies, and a swing  line loan sublimit of $15.0 million.  Outstanding letters of credit and foreign currency loans reduce borrowing availability under the Credit Agreement.  Total borrowings under the Credit Agreement were $90.0 million at December 28, 2019.

The Debentures distributed as part of our special dividend are subordinated to all other funded debt of the Company and are callable, in whole or in part, at any time at the option of the Company, subject to declining call premiums during the first five years. The Debentures also grant each holder the right to require the Company to repurchase such holder’s Debentures in the event of a change in control at declining repurchase premiums during the first five years. Interest is payable semiannually on September 1 and March 1. Total Debentures outstanding as of December 28, 2019 were $284.5 million.

Jungwoo-Mueller has several secured revolving credit arrangements with a total borrowing capacity of KRW 25.8 billion (or approximately $21.9 million).  Borrowings are secured by the real property and equipment of Jungwoo-Mueller and were bearing interest at a rate of 2.55 percent as of December 28, 2019.  Total borrowings at Jungwoo-Mueller were $5.8 million as of December 28, 2019.

As of December 28, 2019, the Company’s total debt was $386.3 million or 36.8 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of December 28, 2019, we were in compliance with all of our debt covenants.

Share Repurchase Program
The Company’s Board of Directors has extended, until August 2020, its authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions. We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 28, 2019, the Company had repurchased approximately 6.2 million shares under this authorization.

CONTRACTUAL CASH OBLIGATIONS

The following table presents payments due by the Company under contractual obligations with minimum firm commitments as of December 28, 2019:

		Payments Due by Year
(In millions)	Total	2020	2021-2022	2023-2024	Thereafter

Total debt	$386.8	$7.5	$91.0	$1.4	$286.9
Operating and capital leases	35.7	6.6	10.0	5.3	13.8
Heavy machinery and equipment	13.7	11.1	2.6	—	—
Buildings	10.6	10.6	—	—	—
Purchase commitments (1)	687.5	686.4	0.8	0.3	—
Transition tax on accumulated foreign earnings	1.9	—	—	—	1.9
Interest payments (2)	129.5	20.0	37.0	34.1	38.4

Total contractual cash obligations	$1,265.7	$742.2	$141.4	$41.1	$341.0

(1)
This includes contractual supply commitments totaling $634.3 million at year-end prices; these contracts contain variable pricing based on Comex and the London Metals Exchange quoted prices. These commitments are for purchases of raw materials, primarily copper cathode and brass scrap, that are expected to be consumed in the ordinary course of business.

(2)	These payments represent interest on long-term debt based on balances and rates in effect at December 28, 2019.

The above obligations will be satisfied with existing cash, funds available under the Credit Agreement, and cash generated by operations.  The Company has no off-balance sheet financing arrangements.

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

The Company occasionally enters into forward fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At December 28, 2019, we held open futures contracts to purchase approximately $21.3 million of copper over the next 12 months related to fixed-price sales orders and to sell approximately $1.9 million of copper over the next seven months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  There were no open futures contracts to purchase natural gas at December 28, 2019.

Interest Rates

The Company had variable-rate debt outstanding of $97.0 million at December 28, 2019 and $202.6 million at December 29, 2018.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pre-tax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on LIBOR.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At December 28, 2019, we had open forward contracts with a financial institution to sell approximately 0.1 million euros, 21.7 million Swedish kronor, and 8.1 million Norwegian kroner through April 2020.

The Company’s primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars.  The primary currencies to which we are exposed include the Canadian dollar, the British pound sterling, the Mexican peso, and the South Korean won.  The Company generally views its investments in foreign subsidiaries with a functional currency other than the U.S. dollar as long-term.  As a result, we generally do not hedge these net investments.  The net investment in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates was $397.1 million at December 28, 2019 and $376.6 million at December 29, 2018.  The potential loss in value of the Company’s net investment in foreign subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at December 28, 2019 and December 29, 2018 amounted to $39.7 million and $37.7 million, respectively.  This change would be reflected in the foreign currency translation component of AOCI in the equity section of our Consolidated Balance Sheets until the foreign subsidiaries are sold or otherwise disposed.

We have significant investments in foreign operations whose functional currency is the British pound sterling, the Mexican peso, the Canadian dollar, and the South Korean won.  During 2019, the value of the British pound increased approximately three percent, the Mexican peso increased approximately 4 percent, the Canadian dollar increased approximately four percent, and the South Korean won decreased approximately four percent, relative to the U.S. dollar.  The resulting net foreign currency translation gains were included in calculating net other comprehensive loss for the year ended December 28, 2019 and were recorded as a component of AOCI.

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

As of December 28, 2019 and December 29, 2018, our inventory valuation reserves were $6.3 million and $7.0 million, respectively.  The expense recognized in each of these periods was immaterial to our Consolidated Financial Statements.

Impairment of Goodwill

As of December 28, 2019, we had $153.3 million of recorded goodwill from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets we have acquired.  During 2019 we recorded $1.5 million in additional goodwill associated with our ATCO and Die-Mold acquisitions in conjunction with the finalization of the purchase price allocations.
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
We evaluated each reporting unit during the fourth quarters of 2019 and 2018, as applicable. The estimated fair value of each of these reporting units exceeded its carrying values in 2019 and 2018, and we do not believe that any of these reporting units were at risk of impairment as of December 28, 2019.

Pension and Other Postretirement Benefit Plans

We sponsor several qualified and nonqualified pension and other postretirement benefit plans in the U.S. and certain foreign locations.  We recognize the overfunded or underfunded status of the plans as an asset or liability in the Consolidated Balance Sheets with changes in the funded status recorded through comprehensive income in the year in which those changes occur.  The obligations for these plans are actuarially determined and affected by assumptions, including discount rates, expected long-term return on plan assets for defined benefit pension plans, and certain employee-related factors, such as retirement age and mortality.  We evaluate the assumptions periodically and makes adjustments as necessary.

The expected return on plan assets is determined using the market value of plan assets.  Differences between assumed and actual returns are amortized to the market value of assets on a straight-line basis over the average remaining service period of the plan participants using the corridor approach.  The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions.  These unrecognized gains and losses are amortized when the net gains and losses exceed 10 percent of the greater of the market value of the plan assets or the projected benefit obligation.  The amount in excess of the corridor is amortized over the average remaining service period of the plan participants.  For 2019, the average remaining service period for the pension plans was nine years.

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

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 28, 2019, December 29, 2018, and December 30, 2017

(In thousands, except per share data)	2019	2018	2017 (1)

Net sales	$2,430,616	$2,507,878	$2,266,073

Cost of goods sold	2,035,610	2,150,400	1,940,617
Depreciation and amortization	42,693	39,555	33,944
Selling, general, and administrative expense	162,358	148,888	140,730
Gain on sale of assets, net	(963)	(253)	(1,491)
Impairment charges	—	—	1,466
Insurance recovery	(485)	(3,681)	—

Operating income	191,403	172,969	150,807

Interest expense	(25,683)	(25,199)	(19,502)
Environmental expense	(1,321)	(1,320)	(7,284)
Other income, net	1,684	3,967	2,951

Income before income taxes	166,083	150,417	126,972

Income tax expense	(35,257)	(30,952)	(37,884)
Loss from unconsolidated affiliates, net of foreign tax	(24,594)	(12,645)	(2,077)

Consolidated net income	106,232	106,820	87,011

Net income attributable to noncontrolling interests	(5,260)	(2,361)	(1,413)

Net income attributable to Mueller Industries, Inc.	$100,972	$104,459	$85,598

Weighted average shares for basic earnings per share	55,798	56,782	56,925
Effect of dilutive stock-based awards	545	487	559

Adjusted weighted average shares for diluted earnings per share	56,343	57,269	57,484

Basic earnings per share	$1.81	$1.84	$1.50

Diluted earnings per share	$1.79	$1.82	$1.49

Dividends per share	$0.40	$0.40	$8.40

See accompanying notes to consolidated financial statements.

(1) The Consolidated Statement of Income for 2017 has been adjusted to reflect the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in 2018. The components of net periodic benefit cost (income) other than the service cost component are included in other income, net in the Consolidated Statements of Income.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 28, 2019, December 29, 2018, and December 30, 2017

(In thousands)	2019	2018	2017

Consolidated net income	$106,232	$106,820	$87,011

Other comprehensive income (loss), net of tax:
Foreign currency translation	7,409	(16,876)	13,174
Net change with respect to derivative instruments and hedging activities, net of tax of $(195), $318, and $(541)	690	(1,173)	1,147
Net change in pension and postretirement obligation adjustments, net of tax of $(671), $670, and $(1,071)	3,112	(3,339)	2,436
Attributable to unconsolidated affiliates, net of tax of $244, $2,522, and $(505)	(839)	(8,686)	895
Other, net	—	—	(380)

Total other comprehensive income (loss), net	10,372	(30,074)	17,272

Consolidated comprehensive income	116,604	76,746	104,283
Comprehensive income attributable to noncontrolling interests	(4,610)	(1,579)	(2,785)

Comprehensive income attributable to Mueller Industries, Inc.	$111,994	$75,167	$101,498
See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 28, 2019 and December 29, 2018

(In thousands, except share data)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$97,944	$72,616
Accounts receivable, less allowance for doubtful accounts of $770 in 2019 and $836 in 2018	269,943	273,417
Inventories	292,107	329,795
Other current assets	33,778	26,790

Total current assets	693,772	702,618

Property, plant, and equipment, net	363,128	370,633
Operating lease right-of-use assets	26,922	—
Goodwill, net	153,276	150,335
Intangible assets, net	60,082	61,971
Investment in unconsolidated affiliates	48,363	58,042
Other noncurrent assets	25,397	25,950

Total Assets	$1,370,940	$1,369,549

Liabilities
Current liabilities:
Current portion of debt	$7,530	$7,101
Accounts payable	85,644	103,754
Accrued wages and other employee costs	41,673	38,549
Current portion of operating lease liabilities	5,250	—
Other current liabilities	94,190	83,397

Total current liabilities	234,287	232,801

Long-term debt, less current portion	378,724	489,597
Pension liabilities	9,126	14,237
Postretirement benefits other than pensions	13,082	14,818
Environmental reserves	19,972	20,009
Deferred income taxes	21,094	16,615
Noncurrent operating lease liabilities	22,388	—
Other noncurrent liabilities	10,131	18,212

Total liabilities	708,804	806,289

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 56,949,246 in 2019 and 56,702,997 in 2018	802	802
Additional paid-in capital	278,609	276,849
Retained earnings	903,070	824,737
Accumulated other comprehensive loss	(68,770)	(79,792)
Treasury common stock, at cost	(470,243)	(474,240)

Total Mueller Industries, Inc. stockholders' equity	643,468	548,356
Noncontrolling interests	18,668	14,904

Total equity	662,136	563,260

Commitments and contingencies	—	—

Total Liabilities and Equity	$1,370,940	$1,369,549
See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 28, 2019, December 29, 2018, and December 30, 2017

(In thousands)	2019	2018	2017 (1)

Operating activities:
Consolidated net income	$106,232	$106,820	$87,011
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation	37,337	35,118	30,800
Amortization of intangibles	5,356	4,437	3,144
Amortization of debt issuance costs	318	318	303
Loss from unconsolidated affiliates	24,594	12,645	2,077
Insurance proceeds - noncapital related	485	2,306	500
Change in the fair value of contingent consideration	3,625	—	—
Insurance recovery	(485)	(3,681)	—
Stock-based compensation expense	8,744	8,035	7,450
Gain on sale of business	—	—	(1,491)
Gain on disposals of assets	(963)	(253)	(624)
Impairment charges	—	—	1,466
Deferred income tax (benefit) expense	(428)	170	(3,160)
Changes in assets and liabilities, net of effects of businesses acquired and sold:
Receivables	6,505	(11,342)	(1,779)
Inventories	39,561	27,512	(86,286)
Other assets	(15,639)	14,353	(5,325)
Current liabilities	(7,076)	(15,680)	10,678
Other liabilities	(7,944)	(14,769)	64
Other, net	322	1,903	(833)

Net cash provided by operating activities	200,544	167,892	43,995

Investing activities:
Proceeds from sale of assets, net of cash transferred	3,240	18,703	31,564
Acquisition of businesses, net of cash acquired	3,465	(167,677)	(18,396)
Capital expenditures	(31,162)	(38,481)	(46,131)
Insurance proceeds - capital related	—	1,968	—
Investments in unconsolidated affiliates	(16,000)	(1,609)	(3,317)

Net cash used in investing activities	(40,457)	(187,096)	(36,280)

Financing activities:
Dividends paid to stockholders of Mueller Industries, Inc.	(22,325)	(22,705)	(196,944)
Dividends paid to noncontrolling interests	(846)	(592)	(2,909)
Issuance of long-term debt	100,658	204,233	71,475
Repayments of long-term debt	(206,718)	(172,002)	(111,224)
Repayment of debt by consolidated joint ventures, net	(4,305)	(2,915)	(3,369)
Repurchase of common stock	(1,763)	(33,562)	—
Payment of contingent consideration	(3,170)	—	—
Net cash used to settle stock-based awards	(1,225)	(726)	(1,595)

Net cash used in financing activities	(139,694)	(28,269)	(244,566)

Effect of exchange rate changes on cash	511	(1,952)	2,945

Increase (decrease) in cash, cash equivalents, and restricted cash	20,904	(49,425)	(233,906)
Cash, cash equivalents, and restricted cash at the beginning of the year	77,138	126,563	360,469

Cash, cash equivalents, and restricted cash at the end of the year	$98,042	$77,138	$126,563
See accompanying notes to consolidated financial statements. Refer to Note 12 for discussion of significant noncash financing activities.
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

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 28, 2019, December 29, 2018, and December 30, 2017

	2019		2018		2017
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at beginning of year	80,183	$802	80,183	$802	80,183	$802

Balance at end of year	80,183	$802	80,183	$802	80,183	$802

Additional paid-in capital:
Balance at beginning of year		$276,849		$274,585		$273,345
Issuance of shares under incentive stock option plans		(644)		(278)		(2,118)
Stock-based compensation expense		8,744		8,035		7,450
Issuance of restricted stock		(6,340)		(5,493)		(4,092)

Balance at end of year		$278,609		$276,849		$274,585

Retained earnings:
Balance at beginning of year		$824,737		$743,503		$1,141,831
Net income attributable to Mueller Industries, Inc.		100,972		104,459		85,598
Dividends paid or payable to stockholders of Mueller Industries, Inc.		(22,639)		(23,009)		(483,926)
Reclassification of stranded effects of the Act		—		(556)		—
Other adjustments		—		340		—

Balance at end of year		$903,070		$824,737		$743,503

Accumulated other comprehensive loss:
Balance at beginning of year		$(79,792)		$(51,056)		$(66,956)
Total other comprehensive income (loss) attributable to Mueller Industries, Inc.		11,022		(29,292)		15,900
Reclassification of stranded effects of the Act		—		556		—

Balance at end of year		$(68,770)		$(79,792)		$(51,056)

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(continued)
Years Ended December 28, 2019, December 29, 2018, and December 30, 2017

	2019		2018		2017
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Treasury stock:
Balance at beginning of year	23,480	$(474,240)	22,373	$(445,723)	22,788	$(450,338)
Issuance of shares under incentive stock option plans	(94)	1,908	(57)	1,136	(395)	7,828
Repurchase of common stock	162	(4,251)	1,437	(35,146)	188	(7,305)
Issuance of restricted stock	(314)	6,340	(273)	5,493	(208)	4,092

Balance at end of year	23,234	$(470,243)	23,480	$(474,240)	22,373	$(445,723)

Noncontrolling interests:
Balance at beginning of year		$14,904		$13,917		$37,753
Sale of Mueller-Xingrong		—		—		(23,712)
Dividends paid to noncontrolling interests		(846)		(592)		(2,909)
Net income attributable to noncontrolling interests		5,260		2,361		1,413
Foreign currency translation		(650)		(782)		1,372

Balance at end of year		$18,668		$14,904		$13,917

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

Fiscal Years

The Company’s fiscal year consists of 52 weeks ending on the last Saturday of December.  These dates were December 28, 2019, December 29, 2018, and December 30, 2017.

Reclassifications

Certain reclassifications have been made to the prior years’ Consolidated Financial Statements to conform to the current year’s presentation.

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

The Company’s Domestic Piping Systems Group engages in certain transactions where it acts as an agent. Revenue from these transactions is recorded on a net basis.

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

Cash Equivalents and Restricted Cash

Temporary investments with original maturities of three months or less are considered to be cash equivalents.  These investments are stated at cost.  At December 28, 2019 and December 29, 2018, temporary investments consisted of money market mutual funds, commercial paper, bank repurchase agreements, and U.S. and foreign government securities totaling approximately $0.5 million and $0.6 million, respectively.

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program. See “Note 4 – Cash, Cash Equivalents, and Restricted Cash” for additional information.

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

Inventories

The Company’s inventories are valued at the lower-of-cost-or-market.  The material component of its U.S. copper tube and copper fittings inventories is valued on a LIFO basis and the non-material components of U.S. copper tube and copper fittings inventories are valued on a FIFO basis.  The material component of its U.K. and Canadian copper tube inventories are valued on a FIFO basis. The material component of its brass rod and forgings inventories are valued on a FIFO basis. Certain inventories are valued on an average cost basis.  Elements of cost in finished goods inventory in addition to the cost of material include depreciation, amortization, utilities, maintenance, production wages, and transportation costs.

The market price of copper cathode and scrap is subject to volatility.  During periods when open market prices decline below net book value, the Company may need to provide an allowance to reduce the carrying value of its inventory.  In addition, certain items in inventory may be considered obsolete and, as such, the Company may establish an allowance to reduce the carrying value of those items to their net realizable value.  Changes in these estimates related to the value of inventory, if any, may result in a materially adverse impact on the Company’s reported financial position or results of operations.  The Company recognizes the impact of any changes in estimates, assumptions, and judgments in income in the period in which it is determined.  See “Note 5 – Inventories” for additional information.

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

The Company has certain vehicle leases that are financing; however, these leases are deemed immaterial for disclosure. See “Note 8 – Leases” for additional information.

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

The Company continually evaluates these assets to determine whether events or changes in circumstances have occurred that may warrant revision of the estimated useful life or whether the remaining balance should be evaluated for possible impairment.  See “Note 9 – Property, Plant, and Equipment, Net” for additional information.

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

Fair value for the Company’s reporting units is determined using a combination of the income and market approaches (level 3 within the fair value hierarchy), incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures.  The market approach measures the fair value of a business through the analysis of publicly traded companies or recent sales of similar businesses.  The income approach uses a discounted cash flow model to estimate the fair value of reporting units based on expected cash flows (adjusted for capital investment required to support operations) and a terminal value.  This cash flow stream is discounted to its present value to arrive at a fair value for each reporting unit.  Future earnings are estimated using the Company’s most recent annual projections, applying a growth rate to future periods.  Those projections are directly impacted by the condition of the markets in which the Company’s businesses participate.  The discount rate selected for the reporting units is generally based on rates of return available for comparable companies at the date of valuation.  Fair value determinations may include both internal and third-party valuations.  See “Note 10 – Goodwill and Other Intangible Assets” for additional information.

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

The Company also owns a 40 percent interest in Mueller Middle East BSC.

The investments in unconsolidated affiliates are assessed periodically for impairment and written down when the carrying amount is not considered fully recoverable.  See “Note 11 – Investments in Unconsolidated Affiliates” for additional information.

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

The expected return on plan assets is determined using the market value of plan assets.  Differences between assumed and actual returns are amortized to the market value of assets on a straight-line basis over the average remaining service period of the plan participants using the corridor approach.  The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions.  These unrecognized gains and losses are amortized when the net gains and losses exceed 10 percent of the greater of the market value of the plan assets or the projected benefit obligation.  The amount in excess of the corridor is amortized over the average remaining service period of the plan participants.  For 2019, the average remaining service period for the pension plans was nine years.  See “Note 13 – Benefit Plans” for additional information.

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

Environmental expenses that relate to ongoing operations are included as a component of cost of goods sold.  Environmental expenses related to non-operating properties are presented below operating income in the Consolidated Statements of Income.  See “Note 14 – Commitments and Contingencies” for additional information.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards calculated using the treasury stock method.  There were no awards excluded from the computation of diluted earnings per share for the year ended December 28, 2019, and approximately 54 thousand stock-based awards excluded from the computation of diluted earnings per share for the year ended December 29, 2018, because they were antidilutive.

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

These estimates are highly subjective and could be affected by changes in business conditions and other factors.  Changes in any of these factors could have a material impact on future income tax expense.  See “Note 15 – Income Taxes” for additional information.

Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between the Company and its customers, primarily value added taxes in foreign jurisdictions, are accounted for on a net (excluded from revenues and costs) basis.

Stock-Based Compensation

The Company has in effect stock incentive plans under which stock-based awards have been granted to certain employees and members of its Board of Directors.  Stock-based compensation expense is recognized in the Consolidated Statements of Income as a component of selling, general, and administrative expense based on the grant date fair value of the awards.  See “Note 17 – Stock-Based Compensation” for additional information.

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

The Company primarily executes derivative contracts with major financial institutions.  These counterparties expose the Company to credit risk in the event of non-performance.  The amount of such exposure is limited to the fair value of the contract plus the unpaid portion of amounts due to the Company pursuant to terms of the derivative instruments, if any.  If a downgrade in the credit rating of these counterparties occurs, management believes that this exposure is mitigated by provisions in the derivative arrangements which allow for the legal right of offset of any amounts due to the Company from the counterparties with any amounts payable to the counterparties by the Company.  As a result, management considers the risk of loss from counterparty default to be minimal.  See “Note 7 – Derivative Instruments and Hedging Activities” for additional information.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments.

The fair value of long-term debt at December 28, 2019 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

Foreign Currency Translation

For foreign subsidiaries for which the functional currency is not the U.S. dollar, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year.  Translation gains and losses are included in equity as a component of AOCI.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recognized in selling, general, and administrative expense in the Consolidated Statements of Income. Included in the Consolidated Statements of Income were net transaction gains of $0.2 million in 2019, losses of $1.0 million in 2018, and losses of $0.4 million in 2017.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Disclosure Framework - Measurement of Credit Losses on Financial Instruments. The ASU significantly changes the current incurred credit loss model under U.S. GAAP, which delays recognizing credit losses until it is probable a loss has been incurred to a current expected credit losses model which requires immediate recognition of management estimates of credit losses. The ASU will be effective for the annual period beginning in 2020. The updated guidance requires retrospective adoption, and early adoption is permitted. The Company does not expect the adoption of the ASU to have a material impact on its Consolidated Financial Statements.

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

Note 2 – Acquisitions and Dispositions

2018 Acquisitions

ATCO

On July 2, 2018, the Company entered into a stock purchase agreement pursuant to which the Company acquired all of the outstanding capital stock of ATCO Rubber Products, Inc. (ATCO) for approximately $158.1 million, net of the working capital adjustments. The total purchase price consisted of $151.8 million in cash at closing and a contingent consideration arrangement which requires the Company to pay the former owner up to $12.0 million based on EBITDA growth of the acquired business. ATCO is an industry leader in the manufacturing and distribution of insulated HVAC flexible duct systems and will support the Company’s strategy to grow its Climate Products businesses to become a more valuable resource to its HVAC customers. The acquired business is reported in the Company’s Climate segment.

For the year ended December 28, 2019, ATCO had net sales of approximately $190.1 million. For the year ended December 29, 2018, the Company’s total net sales included $90.0 million of revenue recognized by ATCO from the date of acquisition. ATCO had revenues of approximately $166.0 million in its fiscal year ending December 31, 2017 (unaudited).

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

The following table summarizes the allocation of the purchase price to acquire these businesses, which were financed by available cash balances, as well as the assets acquired and liabilities assumed at the respective acquisition dates.  During 2019, the valuation of the ATCO acquisition was finalized. Changes to the purchase price allocation from the amounts presented in the Company’s 2018 Annual Report on Form 10-K included the valuation of the contingent consideration, intangible assets, and working capital. These changes resulted in a decrease to goodwill of $0.5 million. During 2019, the valuation of the Die-Mold acquisition was finalized. Changes to the purchase price allocation from the amounts presented in the Company’s 2018 Annual Report on Form 10-K included the recognition of a deferred tax liability of $2.0 million that resulted from a basis difference in the long-lived assets acquired. This change resulted in an increase to goodwill.

(in thousands)	ATCO		Die-Mold	Heatlink Group

Total consideration	$158,100		$13,629	$17,164

Allocated to:
Accounts receivable	21,829		1,684	2,809
Inventories	31,666		1,833	4,648
Other current assets	1,051		267	508
Property, plant, and equipment	83,080		3,278	2,024
Goodwill	17,236	(1)	4,239	6,879
Intangible assets	23,360		5,209	6,413
Other assets	224		—	—
Total assets acquired	178,446		16,510	23,281

Accounts payable	8,093		710	3,633
Other current liabilities	10,187		173	593
Long-term debt	2,066		—	—
Other noncurrent liabilities	—		1,998	1,891
Total liabilities assumed	20,346		2,881	6,117

Net assets acquired	$158,100		$13,629	$17,164
(1) Tax-deductible goodwill

The following details the total intangible assets identified in the allocation of the purchase price at the respective acquisition dates:

(in thousands)	Estimated Useful Life	ATCO	Die-Mold	Heatlink Group

Intangible asset type:
Customer relationships	20 years	$6,550	$3,077	$4,265
Non-compete agreements	3-5 years	—	70	74
Patents and technology	10-15 years	10,570	1,512	1,466
Trade names, licenses, and other	5-10 years	4,770	550	608
Supply contracts	5 years	1,470	—	—

Total intangible assets		$23,360	$5,209	$6,413

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

During 2019, the segment recognized a gain of $1.2 million on the sale of real property.

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

During 2019, the segment recognized a loss of $0.3 million on the sale of real property and an insurance recovery gain of $0.5 million related to the losses incurred due to the 2017 fire at the brass rod mill in Port Huron, Michigan.

During 2018, the segment recognized a gain of $1.3 million on the sale of real property and an insurance recovery gain of $3.7 million related to the losses incurred due to the 2017 fire at the brass rod mill in Port Huron, Michigan.

Climate

Climate is composed of the following operating segments: Refrigeration Products, Fabricated Tube Products, Westermeyer, Turbotec, ATCO, and Linesets, Inc.  These domestic businesses manufacture and fabricate valves, assemblies, high pressure components, coaxial heat exchangers, insulated HVAC flexible duct systems, and line sets primarily for the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

Performance of segments is generally evaluated by their operating income.  Summarized product line, geographic, and segment information is shown in the following tables.  Geographic sales data indicates the location from which products are shipped.  Unallocated expenses include general corporate expenses, plus certain charges or credits not included in segment activity.

During 2019, 2018, and 2017, no single customer exceeded 10 percent of worldwide sales.

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Year Ended December 28, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,271,558	$—	$—	$1,271,558
Brass rod and forgings	—	425,573	—	425,573
OEM components, tube & assemblies	29,103	48,104	133,651	210,858
Valves and plumbing specialties	241,795	—	—	241,795
Other	—	80,695	222,565	303,260

	$1,542,456	$554,372	$356,216	$2,453,044

Intersegment sales				(22,428)

Net sales				$2,430,616

	For the Year Ended December 29, 2018
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,352,875	$—	$—	$1,352,875
Brass rod and forgings	—	501,472	—	501,472
OEM components, tube & assemblies	29,578	53,581	139,113	222,272
Valves and plumbing specialties	263,180	—	—	263,180
Other	—	96,008	89,956	185,964

	$1,645,633	$651,061	$229,069	$2,525,763

Intersegment sales				(17,885)

Net sales				$2,507,878

Disaggregation of revenue from contracts with customers (continued):

	For the Year Ended December 30, 2017
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,238,258	$—	$—	$1,238,258
Brass rod and forgings	—	461,603	—	461,603
OEM components, tube & assemblies	94,383	51,707	131,448	277,538
Valves and plumbing specialties	232,309	—	—	232,309
Other	—	88,821	—	88,821

	$1,564,950	$602,131	$131,448	$2,298,529

Intersegment sales				(32,456)

Net sales				$2,266,073

Summarized geographic information is as follows:

(In thousands)	2019	2018	2017

Net sales:
United States	$1,775,321	$1,820,857	$1,556,825
United Kingdom	230,791	245,458	231,039
Canada	285,720	292,798	280,140
Asia	64,363	59,730	121,295
Mexico	74,421	89,035	76,774

	$2,430,616	$2,507,878	$2,266,073

(In thousands)	2019	2018	2017

Long-lived assets:
United States	$286,727	$295,735	$238,752
United Kingdom	18,776	16,313	17,661
Canada	31,429	33,144	21,327
Asia	25,637	24,930	25,973
Mexico	559	511	608

	$363,128	$370,633	$304,321

Summarized segment information is as follows:

	For the Year Ended December 28, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,542,456	$554,372	$356,216	$(22,428)	$2,430,616

Cost of goods sold	1,313,980	473,010	273,850	(25,230)	2,035,610
Depreciation and amortization	22,621	7,489	9,298	3,285	42,693
Selling, general, and administrative expense	75,170	12,359	30,385	44,444	162,358
(Gain) loss on sale of assets, net	(1,194)	275	(44)	—	(963)
Insurance recovery	—	(485)	—	—	(485)

Operating income	131,879	61,724	42,727	(44,927)	191,403

Interest expense					(25,683)
Environmental expense					(1,321)
Other income, net					1,684

Income before income taxes					$166,083

	For the Year Ended December 29, 2018
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,645,633	$651,061	$229,069	$(17,885)	$2,507,878

Cost of goods sold	1,426,729	559,367	182,456	(18,152)	2,150,400
Depreciation and amortization	23,304	7,568	5,569	3,114	39,555
Selling, general, and administrative expense	74,864	13,501	16,926	43,597	148,888
(Gain) loss on sale of assets, net	(2,093)	(1,301)	—	3,141	(253)
Insurance recovery	—	(3,681)	—	—	(3,681)

Operating income	122,829	75,607	24,118	(49,585)	172,969

Interest expense					(25,199)
Environmental expense					(1,320)
Other income, net					3,967

Income before income taxes					$150,417

Segment information (continued):

	For the Year Ended December 30, 2017
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,564,950	$602,131	$131,448	$(32,456)	$2,266,073

Cost of goods sold	1,369,161	506,973	98,851	(34,368)	1,940,617
Depreciation and amortization	21,777	7,516	2,513	2,138	33,944
Selling, general, and administrative expense	74,441	13,278	9,759	43,252	140,730
Gain on sale of assets, net	(1,491)	—	—	—	(1,491)
Impairment charges	1,466	—	—	—	1,466

Operating income	99,596	74,364	20,325	(43,478)	150,807

Interest expense					(19,502)
Environmental expense					(7,284)
Other income, net					2,951

Income before income taxes					$126,972

(In thousands)	2019	2018	2017
Expenditures for long-lived assets (including those resulting from business acquisitions):
Piping Systems	$15,505	$31,362	$18,124
Industrial Metals	9,101	8,066	5,322
Climate	3,845	85,471	2,191
General Corporate	2,711	37	22,518

	$31,162	$124,936	$48,155

Segment assets:
Piping Systems	$796,262	$818,303	$801,468
Industrial Metals	161,904	173,725	212,638
Climate	249,853	246,851	73,458
General Corporate	162,921	130,670	232,609

	$1,370,940	$1,369,549	$1,320,173

Note 4 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	2019	2018

Cash & cash equivalents	$97,944	$72,616
Restricted cash included within other current assets	—	4,414
Restricted cash included within other assets	98	108

Total cash, cash equivalents, and restricted cash	$98,042	$77,138

Note 5 – Inventories

(In thousands)	2019	2018

Raw materials and supplies	$85,769	$89,641
Work-in-process	48,814	58,643
Finished goods	163,842	188,506
Valuation reserves	(6,318)	(6,995)

Inventories	$292,107	$329,795

Inventories valued using the LIFO method totaled $16.8 million at December 28, 2019 and $18.8 million at December 29, 2018.  At December 28, 2019 and December 29, 2018, the approximate FIFO cost of such inventories was $87.8 million and $91.8 million, respectively.  Additionally, the Company values certain inventories on an average cost basis.

At the end of 2019 and 2018, the FIFO value of inventory consigned to others was $5.5 million and $5.1 million, respectively.

Note 6 – Consolidated Financial Statement Details

Other Current Liabilities

Included in other current liabilities as of December 28, 2019 and December 29, 2018 were the following: (i) accrued discounts, allowances, and customer rebates of $53.9 million and $48.6 million, respectively, (ii) accrued interest of $6.0 million and $5.8 million, respectively, (iii) current taxes payable of $4.7 million and $5.0 million, respectively, and (iv) current environmental liabilities of $0.9 million and $3.6 million, respectively. In addition, as of December 28, 2019 this included accruals for contingent consideration arrangements associated with acquired businesses of $7.0 million.

Other Income, Net

(In thousands)	2019	2018	2017

Net periodic benefit income	$465	$2,914	$1,150
Interest income	722	624	684
Other	497	429	1,117

Other income, net	$1,684	$3,967	$2,951

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

At December 28, 2019, the Company held open futures contracts to purchase approximately $21.3 million of copper over the next 12 months related to fixed price sales orders.  The fair value of those futures contracts was a $1.4 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At December 28, 2019, this amount was approximately $0.3 million of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At December 28, 2019, the Company held open futures contracts to sell approximately $1.9 million of copper over the next five months related to copper inventory.  The fair value of those futures contracts was a $0.1 million net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	2019	2018	Balance Sheet Location	2019	2018

Commodity contracts - gains	Other current assets	$1,435	$88	Other current liabilities	$50	$103
Commodity contracts - losses	Other current assets	(12)	(1)	Other current liabilities	(159)	(1,382)

Total derivatives (1)		$1,423	$87		$(109)	$(1,279)
(1) Does not include the impact of cash collateral provided to counterparties.

The following table summarizes the effects of derivative instruments on the Consolidated Statements of Income:

(In thousands)	Location	2019	2018
Fair value hedges:
Gain on commodity contracts (qualifying)	Cost of goods sold	$—	$391
Gain (loss) on hedged item - inventory	Cost of goods sold	—	(385)

Undesignated derivatives:
Gain on commodity contracts (nonqualifying)	Cost of goods sold	$2,443	$4,227

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	Year Ended December 28, 2019
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$1,161	Cost of goods sold	$(486)
Other	15	Other	—

Total	$1,176	Total	$(486)

	Year Ended December 29, 2018
(In thousands)	Loss Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(793)	Cost of goods sold	$(371)
Other	(9)	Other	—

Total	$(802)	Total	$(371)

The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the qualifying open hedge contracts through December 28, 2019 was not material to the Consolidated Statements of Income.

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At December 28, 2019 and December 29, 2018, the Company had recorded restricted cash in other current assets of $0.2 million and $3.6 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Note 8 – Leases

The Company leases certain facilities, vehicles, and equipment which expire on various dates through 2033. The following table includes supplemental information with regards to the Company’s operating leases:

(In thousands, except lease term and discount rate)	December 28, 2019

Operating lease right-of-use assets	$26,922

Current portion of operating lease liabilities	5,250
Noncurrent operating lease liabilities	22,388

Total operating lease liabilities	$27,638

Weighted average discount rate	5.82%
Weighted average remaining lease term (in years)	8.35

Some of the Company’s leases include variable lease costs such as taxes, insurance, etc. These costs are immaterial for disclosure.

The following table presents certain information related to operating lease costs and cash paid during the period:

(In thousands)	For the Year Ended December 28, 2019

Operating lease costs	$6,818
Short term lease costs	4,951

Total lease costs	$11,769

Cash paid for amounts included in the measurement of lease liabilities	$6,703

Maturities of the Company’s operating leases are as follows:

(In thousands)	Amount

2020	$6,635
2021	5,363
2022	4,620
2023	3,117
2024	2,247
2025 and thereafter	13,750

Total lease payments	35,732
Less imputed interest	(8,094)

Total lease obligations	27,638
Less current obligations	(5,250)

Noncurrent lease obligations	$22,388

Note 9 – Property, Plant, and Equipment, Net

(In thousands)	2019	2018

Land and land improvements	$31,987	$32,132
Buildings	203,762	201,176
Machinery and equipment	640,642	635,173
Construction in progress	18,920	22,618

	895,311	891,099
Less accumulated depreciation	(532,183)	(520,466)

Property, plant, and equipment, net	$363,128	$370,633

Depreciation expense for property, plant, and equipment was $37.3 million in 2019, $35.1 million in 2018, and $30.8 million in 2017.

Note 10 – Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Goodwill	$166,428	$8,854	$4,416	$179,698
Accumulated impairment charges	(40,552)	(8,853)	—	(49,405)

Balance at December 30, 2017:	125,876	1	4,416	130,293

Additions (1)	5,049	—	17,770	22,819
Currency translation	(2,777)	—	—	(2,777)

Balance at December 29, 2018:	128,148	1	22,186	150,335

Additions (2)	1,999	—	—	1,999
Reductions (3)	—	—	(534)	(534)
Currency translation	1,476	—	—	1,476

Balance at December 28, 2019:
Goodwill	172,175	8,854	21,652	202,681
Accumulated impairment charges	(40,552)	(8,853)	—	(49,405)

Goodwill, net	$131,623	$1	$21,652	$153,276

(1) Includes finalization of the purchase price allocation adjustment for Heatlink Group of $2.8 million.
(2) Includes finalization of the purchase price allocation adjustment for Die-Mold of $2.0 million.
(3) Includes finalization of the purchase price allocation adjustment for ATCO of $0.5 million.
Reporting units with recorded goodwill include Domestic Piping Systems Group, B&K LLC, Great Lakes, Heatlink Group, Die-Mold, European Operations, Jungwoo-Mueller, Westermeyer, Turbotec, and ATCO.  Several factors give rise to goodwill in the Company’s acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired businesses.  There were no impairment charges resulting from the 2019, 2018, or 2017 annual impairment tests as the estimated fair value of each of the reporting units exceeded its carrying value.

Other Intangible Assets

The carrying amount of intangible assets at December 28, 2019 was as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$44,832	$(8,773)	$36,059
Non-compete agreements	2,499	(2,156)	343
Patents and technology	19,804	(4,060)	15,744
Trade names and licenses	10,155	(3,249)	6,906
Other	1,676	(646)	1,030

Other intangible assets	$78,966	$(18,884)	$60,082

The carrying amount of intangible assets at December 29, 2018 was as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$43,104	$(6,309)	$36,795
Non-compete agreements	2,400	(1,582)	818
Patents and technology	17,879	(2,595)	15,284
Trade names and licenses	9,173	(2,188)	6,985
Other	2,526	(437)	2,089

Other intangible assets	$75,082	$(13,111)	$61,971

Amortization expense for intangible assets was $5.4 million in 2019, $4.4 million in 2018, and $3.1 million in 2017.  Future amortization expense is estimated as follows:

(In thousands)	Amount

2020	$5,203
2021	4,916
2022	4,836
2023	4,525
2024	4,378
Thereafter	36,224

Expected amortization expense	$60,082

Note 11 – Investments in Unconsolidated Affiliates

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

(In thousands)	2019	2018

Current assets	$198,559	$228,214
Noncurrent assets	87,218	114,257
Current liabilities	147,801	175,371
Noncurrent liabilities	51,219	57,216

Net sales	$488,270	$509,517
Gross profit	58,494	59,385
Net loss	(44,053)	(20,049)

The Company’s loss from unconsolidated affiliates, net of foreign tax, for 2019 included net losses of $22.0 million for Tecumseh.

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

The Company’s loss from unconsolidated affiliates, net of foreign tax, for 2019 and 2018 included net losses of $2.6 million for Mueller Middle East.

Note 12 – Debt

(In thousands)	2019	2018

Subordinated Debentures with interest at 6.00%, due 2027	$284,479	$284,479
Revolving Credit Facility with interest at 3.20%, due 2021	90,000	195,000
Jungwoo-Mueller credit facility with interest at 2.86%, due 2019	—	5,264
Jungwoo-Mueller credit facility with interest at 2.55%, due 2020	5,768	5,104
2001 Series IRB's with interest at 3.03%, due 2021	1,250	2,250
Other	5,295	5,458
	386,792	497,555

Less debt issuance costs	(538)	(857)
Less current portion of debt	(7,530)	(7,101)

Long-term debt	$378,724	$489,597

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

If redeemed during the 12-month period beginning March 9:

Year	Redemption Price

2019	104%
2020	103
2021	102
2022 and thereafter	100

Revolving Credit Facility

The Company’s Credit Agreement provides for an unsecured $350.0 million revolving credit facility (Revolving Credit Facility) that matures on December 6, 2021.  Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at LIBOR or Base Rate as defined by the Credit Agreement, plus a variable premium.  LIBOR advances may be based upon the one, three, or six-month LIBOR.  The variable premium is based upon the Company’s debt to total capitalization ratio, and can range from 112.5 to 162.5 basis points for LIBOR based loans and 12.5 to 62.5 basis points for Base Rate loans.  At December 28, 2019, the premium was 150.0 basis points for LIBOR loans and 50.0 basis points for Base Rate loans.  Additionally, a commitment fee is payable quarterly on the total commitment less any outstanding loans or issued letters of credit, and varies from 15.0 to 30.0 basis points based upon the Company’s debt to total capitalization ratio.  Availability of funds under the Revolving Credit Facility is reduced by the amount of certain outstanding letters of credit, which are used to secure the Company’s payment of insurance deductibles and certain retiree health benefits, totaling approximately $11.9 million at December 28, 2019.  Terms of the letters of credit are generally renewable annually.

Jungwoo-Mueller

Jungwoo-Mueller has several secured revolving credit arrangements with a total borrowing capacity of KRW 25.8 billion (or approximately $21.9 million).  Borrowings are secured by the real property and equipment of Jungwoo-Mueller.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  At December 28, 2019, the Company was in compliance with all debt covenants.

Aggregate annual maturities of the Company’s debt are as follows:

(In thousands)	Amount

2020	$7,530
2021	90,502
2022	525
2023	804
2024	540
Thereafter	286,891

Long-term debt	$386,792

Net interest expense consisted of the following:

(In thousands)	2019	2018	2017

Interest expense	$25,957	$25,349	$19,716
Capitalized interest	(274)	(150)	(214)

	$25,683	$25,199	$19,502

Interest paid in 2019, 2018, and 2017 was $25.4 million, $25.2 million, and $13.8 million, respectively.

Note 13 – Benefit Plans

Pension and Other Postretirement Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain employees.  The following tables provide a reconciliation of the changes in the plans’ benefit obligations and the fair value of the plans’ assets for 2019 and 2018, and a statement of the plans’ aggregate funded status:

	Pension Benefits		Other Benefits
(In thousands)	2019	2018	2019	2018

Change in benefit obligation:
Obligation at beginning of year	$166,739	$186,766	$14,382	$16,407
Service cost	—	88	260	235
Interest cost	5,972	5,745	609	447
Actuarial loss (gain)	17,061	(10,637)	(1,860)	(1,185)
Benefit payments	(9,883)	(10,368)	(832)	(892)
Settlement charge	—	—	(198)	(171)
Foreign currency translation adjustment	2,275	(4,855)	292	(459)

Obligation at end of year	182,164	166,739	12,653	14,382

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	164,603	186,336	—	—
Actual return on plan assets	26,734	(8,282)	—	—
Employer contributions	—	999	832	892
Benefit payments	(9,883)	(10,368)	(832)	(892)
Foreign currency translation adjustment	2,032	(4,082)	—	—

Fair value of plan assets at end of year	183,486	164,603	—	—

Funded (underfunded) status at end of year	$1,322	$(2,136)	$(12,653)	$(14,382)

The following represents amounts recognized in AOCI (before the effect of income taxes):

	Pension Benefits		Other Benefits
(In thousands)	2019	2018	2019	2018

Unrecognized net actuarial loss	$36,195	$39,101	$(1,609)	$170
Unrecognized prior service credit	—	—	(5,485)	(6,387)

The Company sponsors one pension plan in the U.K. which comprised 43 and 45 percent of the above benefit obligation at December 28, 2019 and December 29, 2018, respectively, and 39 and 37 percent of the above plan assets at December 28, 2019 and December 29, 2018, respectively.

As of December 28, 2019, $1.6 million of the actuarial net loss and $0.9 million of the prior service credit will, through amortization, be recognized as components of net periodic benefit cost in 2020.

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

As of December 28, 2019 and December 29, 2018, the total funded status of the plans recognized in the Consolidated Balance Sheets was as follows:

	Pension Benefits		Other Benefits
(In thousands)	2019	2018	2019	2018

Long-term asset	$8,592	$10,580	$—	$—
Current liability	—	—	(1,013)	(1,080)
Long-term liability	(7,270)	(12,716)	(11,640)	(13,302)

Total funded (underfunded) status	$1,322	$(2,136)	$(12,653)	$(14,382)

The components of net periodic benefit cost (income) are as follows:

(In thousands)	2019	2018	2017
Pension benefits:
Service cost	$—	$88	$128
Interest cost	5,972	5,745	6,344
Expected return on plan assets	(8,103)	(9,522)	(9,374)
Amortization of net loss	1,950	1,151	2,206

Net periodic benefit income	$(181)	$(2,538)	$(696)

Other benefits:
Service cost	$260	$235	$235
Interest cost	609	447	599
Amortization of prior service credit	(902)	(902)	(901)
Amortization of net (gain) loss	(88)	92	(42)
Settlement charge	(2)	38	17

Net periodic benefit income	$(123)	$(90)	$(92)

The components of net periodic benefit cost (income) other than the service cost component are included in other income, net in the Consolidated Statements of Income.

The weighted average assumptions used in the measurement of the Company’s benefit obligations are as follows:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018

Discount rate	1.93%	3.72%	3.70%	4.56%
Expected long-term return on plan assets	3.84%	5.05%	N/A	N/A
Rate of compensation increases	N/A	N/A	5.00%	5.00%
Rate of inflation	3.20%	3.40%	N/A	N/A

The weighted average assumptions used in the measurement of the Company’s net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017

Discount rate	3.72%	3.22%	3.61%	4.56%	3.89%	4.21%
Expected long-term return on plan assets	5.05%	5.27%	5.56%	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A	5.00%	5.00%	5.00%
Rate of inflation	3.40%	3.30%	3.30%	N/A	N/A	N/A

The Company’s Mexican postretirement plans use the rate of compensation increase in the benefit formulas.  Past service in the U.K. pension plan will be adjusted for the effects of inflation.  All other pension and postretirement plans use benefit formulas based on length of service.

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to range from 4.0 to 7.0 percent for 2020, gradually decrease to 4.1 percent through 2040, and remain at that level thereafter.  The health care cost trend rate assumption does not have a significant effect on the amounts reported.

Pension Assets

The weighted average asset allocation of the Company’s pension fund assets are as follows:

	Pension Plan Assets
Asset category	2019	2018

Fixed income securities (includes fixed income mutual funds)	55%	54%
Equity securities (includes equity mutual funds)	25	35
Multi-asset securities	9	—
Cash and equivalents (includes money market funds)	7	8
Alternative investments	4	3

Total	100%	100%

At December 28, 2019, the long-term target allocation, by asset category, of assets of the Company’s defined benefit pension plans was: (i) fixed income securities – at least 60 percent; (ii) equity securities, including equity index funds – not more than 30 percent; and (iii) alternative investments – not more than 5 percent.

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

The estimated rates of return on plan assets are the expected future long-term rates of earnings on plan assets and are forward-looking assumptions that materially affect pension cost.  Establishing the expected future rates of return on pension assets is a judgmental matter.  The Company reviews the expected long-term rates of return on an annual basis and revises as appropriate.  The expected long-term rate of return on plan assets was 3.84 percent for 2019 and 5.05 percent in 2018.

The Company’s investments for its pension plans are reported at fair value.  The following methods and assumptions were used to estimate the fair value of the Company’s plan asset investments:

Cash and money market funds – Valued at cost, which approximates fair value.

Mutual funds – Valued at the net asset value of shares held by the plans at December 28, 2019 and December 29, 2018, respectively, based upon quoted market prices.

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

The following table sets forth by level, within the fair value hierarchy, the assets of the plans at fair value:

	Fair Value Measurements at December 28, 2019
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$12,318	$—	$—	$12,318
Mutual funds (1)	—	163,253	—	163,253
Limited partnerships	—	—	7,915	7,915

Total	$12,318	$163,253	$7,915	$183,486

	Fair Value Measurements at December 29, 2018
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$12,984	$—	$—	$12,984
Mutual funds (2)	—	146,591	—	146,591
Limited partnerships	—	—	5,028	5,028

Total	$12,984	$146,591	$5,028	$164,603

(1)
Approximately 80 percent of mutual funds are actively managed funds and approximately 20 percent of mutual funds are index funds.  Additionally, 10 percent of the mutual funds’ assets are invested in non-U.S. multi-asset securities, 28 percent in non-U.S. equities, and 62 percent in U.S. fixed income securities.

(2)
Approximately 61 percent of mutual funds are actively managed funds and approximately 39 percent of mutual funds are index funds.  Additionally, 5 percent of the mutual funds’ assets are invested in U.S. equities, 35 percent in non-U.S. equities, 59 percent in U.S. fixed income securities, and 1 percent in non-U.S. fixed income securities.

The table below reflects the changes in the assets of the plan measured at fair value on a recurring basis using significant unobservable inputs (level 3 of fair value hierarchy) during the year ended December 28, 2019:

(In thousands)	Limited Partnerships

Balance, December 29, 2018	$5,028
Redemptions	(3,825)
Subscriptions	6,846
Net appreciation in fair value	(134)

Balance, December 28, 2019	$7,915

Contributions and Benefit Payments

The Company does not expect to contribute to its pension plans, other than to reimburse expenses, and expects to contribute $1.0 million to its other postretirement benefit plans in 2020.  In November 2019, the Company’s Board of Directors approved the termination of the Mueller Pension Plan effective January 2020. The termination is expected to be complete by the end of 2020. The Company expects future benefits to be paid from the plans as follows:

(In thousands)	Pension Benefits	Other Benefits

2020	$107,864	$1,014
2021	2,815	959
2022	2,905	953
2023	2,998	1,053
2024	3,094	1,062
2025-2029	17,020	4,944

Total	$136,696	$9,985

Multiemployer Plan

The Company contributes to the IAM National Pension Fund, National Pension Plan (IAM Plan), a multiemployer defined benefit plan.  Participation in the IAM Plan was negotiated under the terms of two collective bargaining agreements in Port Huron, Michigan, the Local 218 IAM and Local 44 UAW that expire on May 7, 2023 and June 26, 2022, respectively.  The Employer Identification Number for this plan is 51-6031295.

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

The Company makes contributions to the IAM Plan trusts that cover certain union employees; contributions by employees are not permitted.  Contributions to the IAM Plan were approximately $1.2 million in 2019, $1.3 million in 2018, and $1.1 million in 2017.  The Company’s contributions are less than five percent of total employer contributions made to the IAM Plan indicated in the most recently filed Form 5500.

Under the Pension Protection Act of 2006, the IAM Plan’s actuary must certify the plan’s zone status annually.  Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  If a plan is determined to be in endangered status, red zone or yellow zone, the plan’s trustees must develop a formal plan of corrective action, a Financial Improvement Plan and/or a Rehabilitation Plan.  While the IAM Plan remains well-funded at 89 percent, for 2019, it has been certified in the yellow zone due to a declining credit balance. However, as a result of a challenging investment environment and the decline of the IAM Plan’s credit balance, the IAM National Pension Plan Board of Trustees has voluntarily elected to place the IAM Plan in the red zone for 2019. The action was taken to protect the IAM Plan’s participants’ core retirement benefits and strengthen the IAM Plan’s financial health over the long term. For 2018, the IAM Plan was determined to have green zone status.

401(k) Plans

The Company sponsors voluntary employee savings plans that qualify under Section 401(k) of the Internal Revenue Code of 1986.  Compensation expense for the Company’s matching contribution to the 401(k) plans was $5.4 million in 2019, $5.1 million in 2018, and $5.1 million in 2017.  The Company match is a cash contribution.  Participants direct the investment of their account balances by allocating among a range of asset classes including mutual funds (equity, fixed income, and balanced funds) and money market funds.  The plans do not allow direct investment in securities issued by the Company.

UMWA Benefit Plans

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (1992 Act) was enacted.  The 1992 Act mandates a method of providing for postretirement benefits to the United Mine Workers of America (UMWA) current and retired employees, including some retirees who were never employed by the Company.  In October 1993, beneficiaries were assigned to the Company and the Company began its mandated contributions to the UMWA Combined Benefit Fund, a multiemployer trust.  Beginning in 1994, the Company was required to make contributions for assigned beneficiaries under an additional multiemployer trust created by the 1992 Act, the UMWA 1992 Benefit Plan.  The ultimate amount of the Company’s liability under the 1992 Act will vary due to factors which include, among other things, the validity, interpretation, and regulation of the 1992 Act, its joint and several obligation, the number of valid beneficiaries assigned, and the extent to which funding for this obligation will be satisfied by transfers of excess assets from the 1950 UMWA pension plan and transfers from the Abandoned Mine Reclamation Fund.  Contributions to the plan were $223 thousand, $153 thousand, and $182 thousand for the years ended 2019, 2018, and 2017, respectively.

Note 14 – Commitments and Contingencies

Environmental

The Company is subject to federal, state, local, and foreign environmental laws and regulations.  For all properties, the Company has provided and charged to expense $1.7 million in 2019, $2.0 million in 2018, and $7.5 million in 2017 for pending environmental matters.  Environmental reserves totaled $20.9 million at December 28, 2019 and $23.6 million at December 29, 2018.  As of December 28, 2019, the Company expects to spend $0.8 million in 2020, $0.7 million in 2021, $0.6 million in 2022, $0.8 million in 2023, $0.7 million in 2024, and $17.3 million thereafter for ongoing projects.

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

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980s, of implementing various remedial measures, including sealing mine portals with concrete plugs in portals that were discharging water.  The sealing program achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 QCB Order, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage, and again extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new 10-year permit will include an order requiring continued implementation of BMP through 2030 to address residual discharges of acid rock drainage.  At this site, MRRC spent approximately $1.9 million from 2017 through 2019 for remediation, and currently estimates that it will spend between approximately $12.7 million and $17.7 million over the next 30 years.

Lead Refinery Site

U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of MRRC, has conducted corrective action and interim remedial activities (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act since December 1996.  Although the Site Activities have been substantially concluded, Lead Refinery is required to perform monitoring and maintenance-related activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management effective as of March 2, 2013.  Lead Refinery spent approximately $0.7 million from 2017 through 2019 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are estimated at between $1.8 million and $2.3 million over the next 17 years.

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). The Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs currently estimate it will cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs, $0.4 million of which has been incurred by those PRPs and paid for by the Company to date.  As of year-end, the Company has made payments of approximately $7.0 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs, and has reserved its rights to petition the EPA for reimbursement of any costs incurred to comply with the UAOs upon the completion of the work required therein.  In October 2017, a group of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in a private tort action relating to the site; the Company, Arava, and MRRC were voluntarily dismissed from that litigation without prejudice in March 2018.  A second civil action asserting similar claims was filed against the Company, Arava, MRRC, and Lead Refinery in September 2018. At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1), including, but not limited to, EPA oversight costs for which EPA may attempt to seek reimbursement from the Company, and past costs for which other PRPs may attempt to seek contribution from the Company.

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

Operating Properties

Mueller Copper Tube Products, Inc.

In 1999, Mueller Copper Tube Products, Inc. (MCTP), a wholly owned subsidiary, commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant to remove trichloroethylene, a cleaning solvent formerly used by MCTP.  On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation Report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater from the Arkansas Department of Environmental Quality (ADEQ).  The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.  Effective November 17, 2008, MCTP entered into a Settlement Agreement and Administrative Order by Consent to submit a Supplemental Investigation Work Plan (SIWP) and subsequent Final Remediation Work Plan (RWP) for the site.  By letter dated January 20, 2010, ADEQ approved the SIWP as submitted, with changes acceptable to the Company.  On December 16, 2011, MCTP entered into an amended Administrative Order by Consent to prepare and implement a revised RWP regarding final remediation for the Site.  The remediation system was activated in February 2014.  Costs to implement the work plans, including associated general and administrative costs, are estimated to approximate $0.6 million to $0.9 million over the next six years.

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

On June 28, 2018, the EEOC filed a complaint against the Company on behalf of a group of unidentified claimants in the United States District Court for the Central District of California alleging that the Company engaged in unlawful employment practices in violation of the ADA. On July 13, 2018, the District Court approved a Consent Decree between the Company and the EEOC to resolve the EEOC’s claims. The Consent Decree, which is currently set to expire in January 2021, provided that the Company pay up to $1.0 million in monetary relief to fund individual claims for discrimination under the ADA as approved by the EEOC. That amount was fully within the limits of the Company’s applicable insurance coverage, and has been paid to claimants designated as eligible by the EEOC. The Consent Decree also required the Company to take a series of proactive measures to cultivate a work environment free from unlawful discrimination. Those measures have included, among others, assistance with the identification of potential claimants, employee, supervisory and managerial training regarding employee rights under the ADA, revised practices and procedures concerning reasonable workplace accommodations as required by the ADA, and related reporting and recordkeeping.

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at December 28, 2019 were $11.9 million.

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

Note 15 – Income Taxes

The components of income before income taxes were taxed under the following jurisdictions:

(In thousands)	2019	2018	2017

Domestic	$112,812	$105,455	$76,876
Foreign	53,271	44,962	50,096

Income before income taxes	$166,083	$150,417	$126,972

Income tax expense consists of the following:

(In thousands)	2019	2018	2017

Current tax expense:
Federal	$19,066	$17,974	$28,584
Foreign	12,727	9,650	10,219
State and local	3,892	3,158	2,241

Current tax expense	35,685	30,782	41,044

Deferred tax (benefit) expense:
Federal	1,725	(1,381)	(1,764)
Foreign	(2,311)	551	1,118
State and local	158	1,000	(2,514)

Deferred tax (benefit) expense	(428)	170	(3,160)

Income tax expense	$35,257	$30,952	$37,884

The difference between the reported income tax expense and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes is reconciled as follows:

(In thousands)	2019	2018	2017

Expected income tax expense	$34,892	$31,588	$44,440
State and local income tax, net of federal benefit	3,234	3,495	1,135
Effect of foreign statutory rates different from U.S. and other foreign adjustments	(771)	759	(6,026)
U.S. production activities deduction	—	—	(1,575)
Investment in unconsolidated affiliates	538	(2,776)	216
Benefit of stock-based compensation deductions	(36)	(41)	(2,160)
Effect of tax on accumulated foreign earnings	(111)	(4,415)	12,893
Effect of tax rate change on net deferred tax liability balance	—	—	(12,067)
Other, net	(2,489)	2,342	1,028

Income tax expense	$35,257	$30,952	$37,884

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

The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P) for which the accrual of U.S. income taxes had previously been deferred. The Company recorded a provisional amount for its one-time transition tax liability, resulting in an increase in income tax expense of $12.9 million, or 22 cents per diluted share, at December 30, 2017. During 2018, the Company continued to refine its calculation of the transition tax. Following the completion of this analysis, the Company recorded a reduction to income tax expense of $4.4 million, or eight cents per diluted share, to reduce this liability. During 2019, the Treasury Department finalized regulations related to the calculation of the transition tax, the impact of which was immaterial to the financial statements. The Company continues to assert that the undistributed earnings of most of its foreign subsidiaries are permanently reinvested. No taxes have been accrued with respect to these undistributed earnings or any outside basis differences.

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

The Company includes interest and penalties related to income tax matters as a component of income tax expense.  The income tax expense related to penalties and interest was immaterial in 2019, 2018, and 2017.

The statute of limitations is open for the Company’s federal tax return for 2015 and all subsequent years.  The statutes of limitations for most state returns are open for 2016 and all subsequent years, and some state and foreign returns are also open for some earlier tax years due to differing statute periods. The Internal Revenue Service is currently auditing the Company’s 2015 and 2017 tax returns.  While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In thousands)	2019	2018

Deferred tax assets:
Inventories	$12,247	$12,297
Other postretirement benefits and accrued items	9,271	9,213
Other reserves	6,834	7,847
Foreign tax attributes	5,909	6,252
State tax attributes, net of federal benefit	22,395	27,651
Stock-based compensation	3,378	2,949
Right of Use Liability	5,965	—
Basis difference in unconsolidated affiliates	6,547	1,067

Total deferred tax assets	72,546	67,276
Less valuation allowance	(23,130)	(25,311)

Deferred tax assets, net of valuation allowance	49,416	41,965

Deferred tax liabilities:
Property, plant, and equipment	47,791	44,910
Pension	949	250
Right of Use Asset	5,967	—
Other Liabilities	311	—

Total deferred tax liabilities	55,018	45,160

Net deferred tax liabilities	$(5,602)	$(3,195)

As of December 28, 2019, after consideration of the federal impact, the Company had state income tax credit carryforwards of $2.3 million, all of which expire by 2022, and other state income tax credit carryforwards of $11.7 million with unlimited lives.  The Company had state net operating loss (NOL) carryforwards with potential tax benefits of $8.4 million, after consideration of the federal impact, expiring between 2020 and 2034.  The state tax credit and NOL carryforwards are offset by valuation allowances totaling $10.7 million.

As of December 28, 2019, the Company had other foreign tax attributes with potential tax benefits of $5.0 million that have an unlimited life.  These attributes were offset by a valuation allowance totaling $3.0 million. The Company also had other foreign tax attributes of $0.9 million, which have limited lives expiring between 2025 and 2039.

Income taxes paid were approximately $41.8 million in 2019, $38.1 million in 2018, and $42.5 million in 2017.

Note 16 – Equity

The Company’s Board of Directors has extended, until August 2020, its authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 28, 2019, the Company has repurchased approximately 6.2 million shares under this authorization.

Note 17 – Stock-Based Compensation

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

During the years ended December 28, 2019, December 29, 2018, and December 30, 2017, the Company recognized stock-based compensation, as a component of selling, general, and administrative expense, in its Consolidated Statements of Income of $8.7 million, $8.0 million, and $7.5 million, respectively.

Stock Options
The fair value of each option is estimated as a single award and amortized into compensation expense on a straight-line or accrual basis over its vesting period based on its vesting schedule.  The weighted average grant-date fair value of options granted during 2019, 2018, and 2017 was $8.78, $9.64, and $9.38, respectively.

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

	2019	2018	2017

Expected term	7.8 years	7.6 years	7.7 years
Expected price volatility	28.6%	27.2%	28.9%
Risk-free interest rate	2.4%	2.9%	2.1%
Dividend yield	1.4%	1.3%	1.3%

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

The total intrinsic value of options exercised was $1.6 million, $0.9 million, and $10.2 million in 2019, 2018, and 2017, respectively.  The total fair value of options that vested was $1.0 million each year in 2019, 2018, and 2017.

At December 28, 2019, the aggregate intrinsic value of all outstanding options was $6.3 million with a weighted average remaining contractual term of 5.5 years.  Of the outstanding options, 613 thousand are currently exercisable with an aggregate intrinsic value of $5.8 million, a weighted average exercise price of $22.34, and a weighted average remaining contractual term of 4.5 years.

The total compensation expense not yet recognized related to unvested options at December 28, 2019 was $1.5 million, with an average expense recognition period of 3.0 years.

Restricted Stock Awards

The fair value of each restricted stock award equals the fair value of the Company’s stock on the grant date and is amortized into compensation expense on a straight-line or accrual basis over its vesting period based on its vesting schedule.  The weighted average grant-date fair value of awards granted during 2019, 2018, and 2017 was $28.82, $32.04, and $30.97, respectively.

The aggregate intrinsic value of outstanding and unvested awards was $33.7 million at December 28, 2019.  Total compensation expense for restricted stock awards not yet recognized was $18.7 million with an average expense recognition period of 3.2 years.  The total fair value of awards that vested was $5.6 million, $3.7 million, and $3.5 million in 2019, 2018, and 2017, respectively.

The Company generally issues treasury shares when options are exercised or restricted stock awards are granted.  A summary of the activity and related information follows:

	Stock Options		Restricted Stock Awards
(Shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 29, 2018	1,014	$23.90	930	$32.14
Granted	34	28.82	316	28.82
Exercised/Released	(94)	13.37	(182)	31.06
Forfeited	(15)	29.31	(2)	34.12

Outstanding at December 28, 2019	939	25.05	1,062	31.34

Approximately 1.9 million shares were available for future stock incentive awards at December 28, 2019.

Note 18 – Accumulated Other Comprehensive Income (Loss)

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

The following table provides changes in AOCI by component, net of taxes and noncontrolling interest (amounts in parentheses indicate debits to AOCI):

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/ OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance at December 30, 2017	$(38,163)	$847	$(20,610)	$6,870	$(51,056)

Other comprehensive loss before reclassifications	(16,094)	(802)	(3,642)	(8,686)	(29,224)
Amounts reclassified from AOCI	—	(371)	303	—	(68)

Net current-period other comprehensive loss	(16,094)	(1,173)	(3,339)	(8,686)	(29,292)
Reclassification of stranded effects of the Act	—	112	(1,018)	1,462	556

Balance at December 29, 2018	(54,257)	(214)	(24,967)	(354)	(79,792)

Other comprehensive income (loss) before reclassifications	8,059	1,176	2,315	(839)	10,711
Amounts reclassified from AOCI	—	(486)	797	—	311

Balance at December 28, 2019	$(46,198)	$476	$(21,855)	$(1,193)	$(68,770)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
(In thousands)	2019	2018	2017	Affected Line Item

Unrealized losses (gains) on derivatives:
Commodity contracts	$(587)	$(429)	$1,309	Cost of goods sold
Interest rate swap	—	—	851	Interest expense
	101	58	(624)	Income tax expense (benefit)

	$(486)	$(371)	$1,536	Net of tax and noncontrolling interests

Amortization of net loss and prior service cost on employee benefit plans	$960	$341	$1,263	Other income, net
	(163)	(38)	(221)	Income tax benefit

	$797	$303	$1,042	Net of tax and noncontrolling interests

Gain recognized upon sale of business	$—	$—	$(3,777)	Gain on sale of assets, net
	—	—	—	Income tax expense

	$—	$—	$(3,777)	Net of tax and noncontrolling interests

Sale of available-for-sale securities	$—	$—	$(611)	Other income, net
	—	—	232	Income tax expense

	$—	$—	$(379)	Net of tax and noncontrolling interests

Note 19 – Quarterly Financial Information (Unaudited) (1)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2019
Net sales	$611,781	$666,394	$608,602	$543,839
Gross profit (2)	100,388	102,446	97,814	94,358
Consolidated net income	17,139	28,676	30,444	29,973
Net income attributable to Mueller Industries, Inc.	15,723	27,986	29,093	28,170
Basic earnings per share	0.28	0.50	0.52	0.50
Diluted earnings per share	0.28	0.50	0.52	0.50
Dividends per share	0.10	0.10	0.10	0.10

2018
Net sales	$640,060	$662,773	$645,958	$559,087
Gross profit (2)	94,390	98,953	79,002	85,133
Consolidated net income (3)	24,344	33,882	20,863	27,731
Net income attributable to Mueller Industries, Inc.	24,128	33,182	20,292	26,857
Basic earnings per share	0.42	0.58	0.36	0.47
Diluted earnings per share	0.42	0.58	0.35	0.47
Dividends per share	0.10	0.10	0.10	0.10

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

Note 20 – Subsequent Events

On February 12, 2020, Mueller Copper Tube Company, a wholly owned subsidiary of the Company, collected approximately $21.9 million related to its claim under the Deepwater Horizon Economic and Property Damage Settlement Program, which as previously reported by the Company, was originally approved in November 2018, subject to appeal. The collected amount represents settlement proceeds received after the payment of fees and expenses.

On January 17, 2020, the Company entered into a stock purchase agreement pursuant to which the Company acquired all of the outstanding stock of Shoals Tubular, Inc. (STI) for approximately $15.4 million, net of working capital adjustments. STI is a manufacturer of brazed manifolds, headers, and distributor assemblies used primarily by manufactures of residential heating and air conditioning units. STI will be reported with and complements the Company’s existing business in its Climate segment.
In January 2020, the Company completed the purchase of its corporate headquarters located in Collierville, TN for $10.6 million. In 2019, the building was leased and was included in the operating lease right-of-use assets line item in the Consolidated Balance Sheet. In 2020, it will be included in property, plant, and equipment, net. The corporate headquarters lease represents $9.3 million and $9.5 million of the total operating lease right-of-use-assets and related lease liabilities at year-end. Remaining lease payments under the previous agreement were $14.5 million at the end of 2019 and are included in the operating lease maturities table in “Note 8 – Leases.”

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mueller Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mueller Industries, Inc. (the Company) as of December 28, 2019 and December 29, 2018, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 28, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Defined Benefit Pension Obligation
Description of the Matter
At December 28, 2019, the aggregate defined benefit pension obligation was $182.2 million, and the fair value of pension plan assets was $183.5 million, resulting in an overfunded defined benefit pension obligation of $1.3 million. As disclosed in Notes 1 and 13 to the consolidated financial statements, the Company recognizes the overfunded or underfunded status of the plans as an asset or liability in the consolidated balance sheets with changes in the funded status recorded through comprehensive income in the year in which those changes occur. The obligations for these plans are actuarially determined and affected by assumptions, including discount rates, expected long-term return on plan assets, and certain employee-related factors such as mortality.

Auditing the defined benefit pension obligation is complex and required the involvement of our actuarial specialists due to the highly judgmental nature of actuarial assumptions (e.g., discount rate, expected return on plan assets, and mortality rate) used in the measurement process and the geographical differences of the plans, which require different considerations for the relevant assumptions based on the respective economic and demographic environments. These assumptions have a significant effect on the projected benefit obligation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the measurement and valuation of the defined benefit pension obligation. For example, we tested controls over management’s review of the defined benefit pension obligation, including the significant actuarial assumptions used by management and the related data inputs.

To test the defined benefit pension obligation, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions discussed above and testing the completeness and accuracy of the underlying data, including the participant data used by management.

We involved our actuarial specialist to assist with our procedures. For example, we compared the actuarial assumptions used by management to historical trends and evaluated the change in the defined benefit pension obligation from prior year due to the change in service cost, interest cost, actuarial gains and losses, benefit payments, contributions and other activities. In addition, we evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments that is used to measure the defined benefit pension obligation. As part of this assessment, we compared management’s selected discount rate to an independently developed range of reasonable discount rates. To evaluate the mortality rate assumption, we assessed whether the information is consistent with publicly available information, and whether any market data adjusted for entity-specific factors were applied. Lastly, to evaluate the expected return on plan assets, we assessed whether management’s assumption was consistent with a range of returns for a portfolio of comparative investments.

Valuation of Goodwill - Heatlink Group Reporting Unit
Description of the Matter
At December 28, 2019, the Company’s goodwill was $153.3 million, of which $131.6 million related to the Piping Systems segment which includes the Heatlink Group reporting unit. As disclosed in Notes 1 and 10 to the consolidated financial statements, goodwill is evaluated annually for possible impairment as of the first day of the fourth quarter unless circumstances indicate the need to accelerate the timing of the evaluation.

Auditing management’s annual goodwill impairment test for the Heatlink Group reporting unit was complex and highly judgmental due to the significant estimates required to determine the fair value of the reporting unit. Fair value for the Heatlink Group reporting unit is determined using the income approach, incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and a terminal value, among other factors. Fair value estimates of reporting units with fair values that do not significantly exceed their carrying values are sensitive to these assumptions and are directly impacted by the condition of the markets in which the reporting unit operates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the goodwill impairment process. For example, we tested controls over management’s review of the significant assumptions used in the reporting unit valuations as well as management’s review around the reasonableness of the data used in these valuations.

To test the estimated fair value of the Heatlink Group reporting unit, we performed audit procedures that included, among others, evaluating methodologies used, involving our valuation specialists in testing the significant assumptions and valuation methodology described above and testing the underlying data used by the Company in its analysis for completeness and accuracy. We compared the significant assumptions used by management to current industry and economic trends, historical results and other guideline companies within the same industry, as well as other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the reporting unit resulting from changes in the inputs and assumptions. We evaluated the incorporation of the applicable assumptions into the model and tested the model’s computational accuracy.

We have served as the Company’s auditor since 1991.

Memphis, Tennessee
February 26, 2020

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 28, 2019, December 29, 2018, and December 30, 2017

		Additions
(In thousands)	Balance at beginning of year	Charged to costs and expenses	Other additions	Deductions	Balance at end of year

2019
Allowance for doubtful accounts	$836	$(81)	$263	$248	$770

Environmental reserves	$23,619	$1,659	$—	$4,412	$20,866

Valuation allowance for deferred tax assets	$25,311	$2,919	$290	$5,390	$23,130

2018
Allowance for doubtful accounts	$980	$(286)	$220	$78	$836

Environmental reserves	$28,004	$1,981	$—	$6,366	$23,619

Valuation allowance for deferred tax assets	$30,316	$1,209	$150	$6,364	$25,311

2017
Allowance for doubtful accounts	$637	$422	$(61)		$18	$980

Environmental reserves	$21,864	$7,491	$—		$1,351	$28,004

Valuation allowance for deferred tax assets	$18,681	$7	$11,628	(1)	$—	$30,316

(1)
The valuation allowance increased by $11.6 million during 2017 to a balance of $30.3 million as of December 30, 2017.  The change to the valuation allowance was attributable to the recording of valuation allowances against tax attributes generated in 2017 primarily resulting from the Act and increased interest expense in state tax jurisdictions where the Company has no tax liability.