Form 10-Q
period 2020-03-28
MUELLER INDUSTRIES INC
filed 2020-04-22
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 28, 2020	Commission file number	1-6770
MUELLER INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Schilling Boulevard	Suite 100
Collierville	Tennessee	38017
(Address of principal executive offices)		(Zip Code)
(901) 753-3200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock	MLI	NYSE

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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of April 17, 2020 was 56,772,346.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 28, 2020

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
(In thousands, except per share data)	March 28, 2020	March 30, 2019

Net sales	$602,919	$611,781

Cost of goods sold	508,715	511,393
Depreciation and amortization	11,039	10,555
Selling, general, and administrative expense	42,752	40,653
Asset impairments	3,035	—
Litigation settlement, net	(21,933)	—

Operating income	59,311	49,180

Interest expense	(5,379)	(6,954)
Other income (expense), net	278	(172)

Income before income taxes	54,210	42,054

Income tax expense	(14,144)	(9,546)
Loss from unconsolidated affiliates, net of foreign tax	(6,115)	(15,369)

Consolidated net income	33,951	17,139

Net income attributable to noncontrolling interests	(1,536)	(1,416)

Net income attributable to Mueller Industries, Inc.	$32,415	$15,723

Weighted average shares for basic earnings per share	55,875	55,728
Effect of dilutive stock-based awards	583	526

Adjusted weighted average shares for diluted earnings per share	56,458	56,254

Basic earnings per share	$0.58	$0.28

Diluted earnings per share	$0.57	$0.28

Dividends per share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended
(In thousands)	March 28, 2020	March 30, 2019

Consolidated net income	$33,951	$17,139

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(21,255)	6,057
Net change with respect to derivative instruments and hedging activities, net of tax of $960 and $(343)	(3,357)	1,257
Net change in pension and postretirement obligation adjustments, net of tax of $(243) and $107	739	(246)
Attributable to unconsolidated affiliates, net of tax of $(548) and $(13)	1,887	47

Total other comprehensive (loss) income, net	(21,986)	7,115

Consolidated comprehensive income	11,965	24,254
Comprehensive income attributable to noncontrolling interests	(945)	(1,620)

Comprehensive income attributable to Mueller Industries, Inc.	$11,020	$22,634

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	March 28, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$154,283	$97,944
Accounts receivable, less allowance for doubtful accounts of $1,613 in 2020 and $770 in 2019	308,836	269,943
Inventories	270,119	292,107
Other current assets	40,888	33,778

Total current assets	774,126	693,772

Property, plant, and equipment, net	366,828	363,128
Operating lease right-of-use assets	18,632	26,922
Goodwill, net	160,820	153,276
Intangible assets, net	56,582	60,082
Investments in unconsolidated affiliates	44,683	48,363
Other assets	24,268	25,397

Total assets	$1,445,939	$1,370,940

Liabilities
Current liabilities:
Current portion of debt	$7,591	$7,530
Accounts payable	94,251	85,644
Accrued wages and other employee costs	33,103	41,673
Current portion of operating lease liabilities	5,047	5,250
Other current liabilities	89,907	94,190

Total current liabilities	229,899	234,287

Long-term debt, less current portion	468,234	378,724
Pension liabilities	6,756	9,126
Postretirement benefits other than pensions	12,437	13,082
Environmental reserves	19,875	19,972
Deferred income taxes	19,513	21,094
Noncurrent operating lease liabilities	14,124	22,388
Other noncurrent liabilities	9,801	10,131

Total liabilities	780,639	708,804

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 56,752,790 in 2020 and 56,949,246 in 2019	802	802
Additional paid-in capital	280,197	278,609
Retained earnings	929,810	903,070
Accumulated other comprehensive loss	(90,165)	(68,770)
Treasury common stock, at cost	(474,957)	(470,243)

Total Mueller Industries, Inc. stockholders' equity	645,687	643,468
Noncontrolling interests	19,613	18,668

Total equity	665,300	662,136

Commitments and contingencies	—	—

Total liabilities and equity	$1,445,939	$1,370,940

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
(In thousands)	March 28, 2020	March 30, 2019

Cash flows from operating activities
Consolidated net income	$33,951	$17,139
Reconciliation of consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,119	10,635
Stock-based compensation expense	1,985	2,007
Provision for doubtful accounts receivable	1,100	(38)
Loss from unconsolidated affiliates	6,115	15,369
Loss on disposals of properties	32	37
Impairment charges	3,035	—
Deferred income tax expense (benefit)	213	(225)
Changes in assets and liabilities, net of effects of business acquired:
Receivables	(46,291)	(34,029)
Inventories	17,450	(13,335)
Other assets	8,010	(7,530)
Current liabilities	(10,821)	(15,885)
Other liabilities	(1,643)	741
Other, net	3,796	441

Net cash provided by (used in) operating activities	28,051	(24,673)

Cash flows from investing activities
Capital expenditures	(17,094)	(6,834)
Acquisition of business, net of cash acquired	(15,407)	—
Investments in unconsolidated affiliates	—	(8,000)
Proceeds from sales of assets	—	4

Net cash used in investing activities	(32,501)	(14,830)

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	—	(5,574)
Repurchase of common stock	(5,574)	(1,763)
Issuance of long-term debt	110,000	100,557
Repayments of long-term debt	(20,572)	(30,472)
Issuance (repayment) of debt by consolidated joint ventures, net	189	(2,121)
Net cash received (used) to settle stock-based awards	464	(175)

Net cash provided by financing activities	84,507	60,452

Effect of exchange rate changes on cash	(6,135)	919

Increase in cash, cash equivalents, and restricted cash	73,922	21,868
Cash, cash equivalents, and restricted cash at the beginning of the period	98,042	77,138

Cash, cash equivalents, and restricted cash at the end of the period	$171,964	$99,006

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended
(In thousands)	March 28, 2020	March 30, 2019

Common stock:
Balance at beginning of period	$802	$802

Balance at end of period	$802	$802

Additional paid-in capital:
Balance at beginning of period	$278,609	$276,849
Issuance of shares under incentive stock option plans	(397)	(56)
Stock-based compensation expense	1,985	2,007

Balance at end of period	$280,197	$278,800

Retained earnings:
Balance at beginning of period	$903,070	$824,737
Net income attributable to Mueller Industries, Inc.	32,415	15,723
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(5,675)	(5,662)

Balance at end of period	$929,810	$834,798

Accumulated other comprehensive loss:
Balance at beginning of period	$(68,770)	$(79,792)
Total other comprehensive (loss) income attributable to Mueller Industries, Inc.	(21,395)	6,911

Balance at end of period	$(90,165)	$(72,881)

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In thousands)	For the Quarter Ended
	March 28, 2020	March 30, 2019

Treasury stock:
Balance at beginning of period	$(470,243)	$(474,240)
Issuance of shares under incentive stock option plans	860	(118)
Repurchase of common stock	(5,574)	(1,763)

Balance at end of period	$(474,957)	$(476,121)

Noncontrolling interests:
Balance at beginning of period	$18,668	$14,904
Net income attributable to noncontrolling interests	1,536	1,416
Foreign currency translation	(591)	204

Balance at end of period	$19,613	$16,524

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

Note 1 – Recent Accounting Standards

Adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Disclosure Framework- Measurement of Credit Losses on Financial Instruments. The ASU significantly changes the current incurred credit loss model under U.S. GAAP, which delays the recognition of credit losses until it is probable a loss has been incurred, to a current expected credit losses model which requires immediate recognition of management estimates of credit losses. The Company adopted the ASU during the first quarter of 2020 using a retrospective approach. The adoption of the ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. For employers that sponsor defined benefit pension and/or other postretirement benefit plans, the ASU eliminates requirements for certain disclosures that are no longer considered cost beneficial, requires new disclosures related to the weighted-average interest crediting rate for cash balance plans and explanations for significant gains and losses related to changes in benefit obligations, and clarifies the requirements for entities that provide aggregate disclosures for two or more plans. The Company adopted the ASU during the first quarter of 2020 using a retrospective approach. The adoption of the ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU eliminates requirements to disclose the amount and reasons for transfers between level 1 and level 2 of the fair value hierarchy, but requires public companies to disclose changes in unrealized gains and losses for the period included in other comprehensive income (OCI) for recurring level 3 fair value measurements or instruments held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for level 3 fair value measurements. The Company adopted the ASU during the first quarter of 2020. The guidance on changes in unrealized gains and losses for the period included in OCI for recurring level 3 measurements, the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements, and the narrative description of measurement uncertainty is applied prospectively. All other amendments are applied retrospectively. The adoption of the ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Note 2 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.

Note 3 – Acquisitions

Shoals Tubular, Inc.

On January 17, 2020, the Company entered into a stock purchase agreement pursuant to which the Company acquired all of the outstanding stock of Shoals Tubular, Inc. (STI) for approximately $15.4 million, net of working capital adjustments. The total purchase price consisted of $15.4 million in cash at closing. STI is a manufacturer of brazed manifolds, headers, and distributor assemblies used primarily by manufacturers of residential heating and air conditioning units. The acquired business is reported within and complements the Company’s existing businesses in the Climate segment.

The fair value of the tangible assets acquired totaled $5.5 million, consisting primarily of property, plant, and equipment of $3.2 million, inventories of $1.7 million, and accounts receivable of $0.6 million. The fair value of the liabilities assumed totaled $0.3 million, consisting primarily of accounts payable of $0.1 million and other current liabilities of $0.2 million. Of the remaining purchase price, $10.2 million was allocated to tax-deductible goodwill and intangible assets. The purchase price allocation is provisional as of March 28, 2020 and subject to change upon completion of the final valuation of the long-lived assets and working capital during the measurement period.

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

Climate

Climate is composed of the following operating segments: Refrigeration Products, Fabricated Tube Products, Westermeyer, Turbotec, ATCO, Linesets, Inc., and STI.  These domestic businesses manufacture and fabricate valves, assemblies, high pressure components, coaxial heat exchangers, insulated HVAC flexible duct systems, line sets, brazed manifolds, headers, and distributor assemblies primarily for the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

Summarized segment information is as follows:

	For the Quarter Ended March 28, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$385,013	$131,202	$93,272	$(6,568)	$602,919

Cost of goods sold	319,164	114,797	71,093	3,661	508,715
Depreciation and amortization	5,699	2,002	2,466	872	11,039
Selling, general, and administrative expense	20,439	3,221	6,699	12,393	42,752
Asset impairments	3,035	—	—	—	3,035
Litigation settlement, net	—	—	—	(21,933)	(21,933)

Operating income	36,676	11,182	13,014	(1,561)	59,311

Interest expense					(5,379)
Other income (expense), net					278

Income before income taxes					$54,210

	For the Quarter Ended March 30, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$376,492	$150,875	$89,834	$(5,420)	$611,781

Cost of goods sold	324,796	126,699	66,829	(6,931)	511,393
Depreciation and amortization	5,550	1,844	2,313	848	10,555
Selling, general, and administrative expense	17,897	3,145	8,306	11,305	40,653

Operating income	28,249	19,187	12,386	(10,642)	49,180

Interest expense					(6,954)
Other loss, net					(172)

Income before income taxes					$42,054

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended March 28, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$302,129	$—	$—	$302,129
Brass rod and forgings	—	99,670	—	99,670
OEM components, tube & assemblies	25,295	10,882	36,573	72,750
Valves and plumbing specialties	57,589	—	—	57,589
Other	—	20,650	56,699	77,349

	385,013	131,202	93,272	609,487

Intersegment sales				(6,568)

Net sales				$602,919

	For the Quarter Ended March 30, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$307,521	$—	$—	$307,521
Brass rod and forgings	—	115,924	—	115,924
OEM components, tube & assemblies	7,283	13,037	37,243	57,563
Valves and plumbing specialties	61,688	—	—	61,688
Other	—	21,914	52,591	74,505

	376,492	150,875	89,834	617,201

Intersegment sales				(5,420)

Net sales				$611,781

Note 5 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	March 28, 2020	December 28, 2019

Cash & cash equivalents	$154,283	$97,944
Restricted cash included within other current assets	17,579	—
Restricted cash included within other assets	102	98

Total cash, cash equivalents, and restricted cash	$171,964	$98,042

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 6 – Inventories

(In thousands)	March 28, 2020	December 28, 2019

Raw materials and supplies	$75,407	$85,769
Work-in-process	47,309	48,814
Finished goods	154,913	163,842
Valuation reserves	(7,510)	(6,318)

Inventories	$270,119	$292,107

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

All derivatives are recognized in the Condensed Consolidated Balance Sheets at their fair value.  On the date the derivative contract is entered into, it is either a) designated as a hedge of (i) a forecasted transaction or the variability of cash flow to be paid (cash flow hedge) or (ii) the fair value of a recognized asset or liability (fair value hedge), or b) not designated in a hedge accounting relationship, even though the derivative contract was executed to mitigate an economic exposure (economic hedge), as the Company does not enter into derivative contracts for trading purposes.  Changes in the fair value of a derivative that is qualified, designated, and highly effective as a cash flow hedge are recorded in stockholders’ equity within AOCI, to the extent effective, until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of a derivative that is qualified, designated, and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings.  Changes in the fair value of undesignated derivatives executed as economic hedges are reported in current earnings.

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

At March 28, 2020, the Company held open futures contracts to purchase approximately $78.9 million of copper over the next 12 months related to fixed price sales orders.  The fair value of those futures contracts was a $12.5 million net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  Undesignated derivative contracts constitute $9.5 million of this total. In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At March 28, 2020, this amount was approximately $3.0 million of deferred net losses, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At March 28, 2020, the Company held open futures contracts to sell approximately $1.3 million of copper over the next 12 months related to copper inventory.  The fair value of those futures contracts was a $39 thousand net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	March 28, 2020	December 28, 2019	Balance Sheet Location	March 28, 2020	December 28, 2019

Commodity contracts - gains	Other current assets	$276	$1,435	Other current liabilities	$16	$50
Commodity contracts - losses	Other current assets	(237)	(12)	Other current liabilities	(12,558)	(159)

Total derivatives (1)		$39	$1,423		$(12,542)	$(109)
(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended
(In thousands)	Location	March 28, 2020	March 30, 2019

Undesignated derivatives:
(Loss) gain on commodity contracts (nonqualifying)	Cost of goods sold	(9,476)	1,442

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended March 28, 2020
(In thousands)	Loss Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(3,706)	Cost of goods sold	$378
Other	(29)	Other	—

Total	$(3,735)	Total	$378

Changes recognized in and reclassified from AOCI (continued):

	For the Quarter Ended March 30, 2019
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$1,352	Cost of goods sold	$(79)
Other	(16)	Other	—

Total	$1,336	Total	$(79)

The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the qualifying open hedge contracts through March 28, 2020 was not material to the Condensed Consolidated Statements of Income.

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At March 28, 2020 and December 28, 2019, the Company had recorded restricted cash in other current assets of $16.8 million and $0.2 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Long-Term Debt

The fair value of long-term debt at March 28, 2020 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

Note 8 – Investments in Unconsolidated Affiliates

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

(In thousands)	March 28, 2020	December 28, 2019

Current assets	$195,030	$198,559
Noncurrent assets	94,650	87,218
Current liabilities	145,153	147,801
Noncurrent liabilities	55,644	51,219

	For the Quarter Ended
(In thousands)	March 28, 2020	March 30, 2019

Net sales	$106,998	$113,327
Gross profit	13,486	8,006
Net loss	(12,685)	(29,207)

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarters ended March 28, 2020 and March 30, 2019 included net losses of $6.3 million and $14.6 million, respectively, for Tecumseh.

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

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarters ended March 28, 2020 and March 30, 2019 included net income of $0.2 million and net losses of $0.8 million, respectively, for Mueller Middle East.

Note 9 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended
(In thousands)	March 28, 2020	March 30, 2019

Pension benefits:
Service cost	$—	$—
Interest cost	858	1,467
Expected return on plan assets	(1,495)	(2,076)
Amortization of net loss	460	530

Net periodic benefit income	$(177)	$(79)

Other benefits:
Service cost	$61	$64
Interest cost	109	153
Amortization of prior service credit	(226)	(226)
Amortization of net gain	(53)	(8)

Net periodic benefit income	$(109)	$(17)

The components of net periodic benefit cost (income) other than the service cost component are included in other income (expense), net in the Condensed Consolidated Statements of Income.

Note 10 – Commitments and Contingencies

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

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980s, of implementing various remedial measures, including sealing mine portals with concrete plugs in portals that were discharging water.  The sealing program achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 QCB Order, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage, and again extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new 10-year permit will include an order requiring continued implementation of BMP through 2030 to address residual discharges of acid rock drainage.  The Company currently estimates that it will spend between approximately $12.7 million and $17.7 million for remediation at these sites over the next 30 years.

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). The Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs currently estimate it will cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs, $0.4 million of which has been incurred by those PRPs and paid for by the Company to date.  As of March 28, 2020, the Company has made payments of approximately $7.1 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs, and has reserved its rights to petition the EPA for reimbursement of any costs incurred to comply with the UAOs upon the completion of the work required therein.  In October 2017, a group of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in a private tort action relating to the site; the Company, Arava, and MRRC were voluntarily dismissed from that litigation without prejudice in March 2018.  A second civil action asserting similar claims was filed against the Company, Arava, MRRC, and Lead Refinery in September 2018. At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1), including, but not limited to, EPA oversight costs for which EPA may attempt to seek reimbursement from the Company, and past costs for which other PRPs may attempt to seek contribution from the Company.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at March 28, 2020 were $11.4 million.

Note 11 – Income Taxes

The Company’s effective tax rate for the first quarter of 2020 was 26 percent compared with 23 percent for the same period last year.  The items impacting the effective tax rate are primarily related to the provision for state income taxes, net of the federal benefit, of $2.2 million, and other items of $0.6 million.

The Company’s effective tax rate for the first quarter of 2019 was 23 percent. The items impacting the effective tax rate for the first quarter of 2019 were primarily attributable to an increase in the transition tax calculation of $1.5 million for the effects of final regulations issued during the first quarter of 2019; the provision for state income taxes, net of the federal benefit, of $1.1 million; and other items of $0.7 million. These increases were partially offset by the recognition of a $2.6 million benefit related to an increased tax loss on the sale of a foreign subsidiary in a prior period.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Quarter Ended March 28, 2020
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 28, 2019	$(46,198)	$476	$(21,855)	$(1,193)	$(68,770)

Other comprehensive (loss) income before reclassifications	(20,664)	(3,735)	587	1,887	(21,925)
Amounts reclassified from AOCI	—	378	152	—	530

Net current-period other comprehensive (loss) income	(20,664)	(3,357)	739	1,887	(21,395)

Balance as of March 28, 2020	$(66,862)	$(2,881)	$(21,116)	$694	$(90,165)

	For the Quarter Ended March 30, 2019
(In thousands)	Cumulative Translation Adjustment	Unrealized (Loss) Gain on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 29, 2018	$(54,257)	$(214)	$(24,967)	$(354)	$(79,792)

Other comprehensive income (loss) before reclassifications	5,853	1,336	(489)	47	6,747
Amounts reclassified from AOCI	—	(79)	243	—	164

Net current-period other comprehensive income (loss)	5,853	1,257	(246)	47	6,911

Balance as of March 30, 2019	$(48,404)	$1,043	$(25,213)	$(307)	$(72,881)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended
(In thousands)	March 28, 2020	March 30, 2019	Affected line item

Unrealized losses (gains) on derivative commodity contracts	$468	$(96)	Cost of goods sold
	(90)	17	Income tax (benefit) expense

	$378	$(79)	Net of tax and noncontrolling interests

Amortization of net loss and prior service cost on employee benefit plans	$181	$296	Other income, net
	(29)	(53)	Income tax benefit

	$152	$243	Net of tax and noncontrolling interests

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

•
Climate: The Climate segment is composed of Refrigeration Products, Fabricated Tube Products, Westermeyer, Turbotec, ATCO, Linesets, Inc., and STI. The segment manufactures and sells refrigeration valves and fittings, fabricated tubular products, high pressure components, coaxial heat exchangers, and insulated HVAC flexible duct systems, line sets, brazed manifolds, headers, and distributor assemblies. The segment sells its products primarily to the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

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

Residential construction activity has shown improvement in recent years, but remains at levels below long-term historical averages. Per the U.S. Census Bureau, the March 2020 seasonally adjusted annual rate of new housing starts was 1.22 million, which was consistent with the March 2019 rate of 1.20 million. Mortgage rates remain at historically low levels, as the average 30-year fixed mortgage rate was 3.51 percent for the first quarter of 2020 and 3.94 percent for the twelve months ended December 2019. The private non-residential construction sector, which includes offices, industrial, health care, and retail projects, has shown improvement in recent years. Per the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $461.5 billion in February 2020 compared to the February 2019 rate of $464.7 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first quarter of 2020 and 2019:

	For the Quarter Ended		Percent Change
(In thousands)	March 28, 2020	March 30, 2019	2020 vs. 2019

Net sales	$602,919	$611,781	(1.4)%
Operating income	59,311	49,180	20.6
Net income	32,415	15,723	106.2

The following are components of changes in net sales compared to the prior year:

Quarter-to- Date
Net selling price in core product lines	(1.6)%
Unit sales volume in core product lines	(1.6)
Acquisitions	0.5
Other	1.3

(1.4)%

The decrease in net sales during the first quarter of 2020 was primarily due to (i) lower net selling prices of $10.0 million in our core product lines, primarily copper tube and brass rod, and (ii) lower unit sales volume of $9.6 million in our core product lines, primarily brass rod. These decreases were partially offset by (i) an increase in sales in our non-core product lines of $7.3 million and (ii) sales of $3.4 million recorded by Shoals Tubular, Inc. (STI), acquired in January 2020.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2020 and 2019:

	For the Quarter Ended
(In thousands)	March 28, 2020	March 30, 2019

Cost of goods sold	$508,715	$511,393
Depreciation and amortization	11,039	10,555
Selling, general, and administrative expense	42,752	40,653
Asset impairments	3,035	—
Litigation settlement, net	(21,933)	—

Operating expenses	$543,608	$562,601

	For the Quarter Ended
	March 28, 2020	March 30, 2019

Cost of goods sold	84.4%	83.6%
Depreciation and amortization	1.8	1.7
Selling, general, and administrative expense	7.1	6.7
Asset impairments	0.5	—
Litigation settlement, net	(3.6)	—

Operating expenses	90.2%	92.0%

Cost of goods sold decreased in the first quarter of 2020 primarily due to the factors noted above regarding the change in net sales. Depreciation and amortization increased slightly in the first quarter of 2020 primarily as a result of (i) depreciation of property, plant, and equipment placed into service in the prior year and (ii) depreciation and amortization of the long-lived assets of businesses acquired. Selling, general, and administrative expense increased in the first quarter of 2020 primarily as a result of (i) a reduction of $1.7 million in fees received for services provided under certain third-party sales and distribution arrangements, (ii) an increase in bad debt expense of $1.1 million, and (iii) expenses associated with STI of $0.5 million. These increases were offset by (i) a decrease in professional fees of $0.8 million, (ii) a decrease in employment costs of $0.6 million, and (iii) a decrease in lease expense of $0.5 million. In addition, during the first quarter of 2020 we recognized a gain of $21.9 million for the settlement of our claim under the Deepwater Horizon Economic and Property Damage Settlement Program and asset impairment charges of $3.0 million related to production equipment that was idled during the first quarter of 2020.

Interest expense decreased for the first quarter of 2020 primarily as a result of decreased borrowing costs associated with our unsecured $350.0 million revolving credit facility. For the first quarter of 2020, we had other income, net of $0.3 million compared to other expense, net of $0.2 million in the first quarter of 2019. This was primarily due to higher net periodic benefit income related to our benefit plans and lower environmental expense for non-operating properties in the first quarter of 2020.

Our effective tax rate for the first quarter of 2020 was 26 percent compared with 23 percent for the same period last year.  The items impacting the effective tax rate are primarily related to the provision for state income taxes, net of the federal benefit, of $2.2 million, and other items of $0.6 million.

For the first quarter of 2019, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to an increase in the transition tax calculation of $1.5 million for the effects of final regulations issued during the first quarter of 2019; the provision for state income taxes, net of the federal benefit, of $1.1 million; and $0.7 million of other items. These increases were partially offset by the recognition of a $2.6 million benefit related to an increased tax loss on the sale of a foreign subsidiary in a prior period.

During the first quarter of 2020 and the first quarter of 2019, we recognized losses of $6.1 million and $15.4 million, respectively, on our investments in unconsolidated affiliates.

Piping Systems Segment

The following table compares summary operating results for the first quarter of 2020 and 2019 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 28, 2020	March 30, 2019	2020 vs. 2019

Net sales	$385,013	$376,492	2.3%
Operating income	36,676	28,249	29.8

The following are components of changes in net sales compared to the prior year:

Quarter-to- Date
Net selling price in core product lines	(2.0)%
Unit sales volume in core product lines	2.2
Other	2.1

2.3%

The increase in net sales during the first quarter of 2020 was primarily attributable to (i) higher unit sales volume of $8.2 million in the segment’s core product lines, primarily copper tube, and (ii) an increase in sales in the segment’s non-core product lines of $9.0 million. These increases were partially offset by lower net selling prices in the segment’s core product lines of $7.6 million.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2020 and 2019:

	For the Quarter Ended
(In thousands)	March 28, 2020	March 30, 2019

Cost of goods sold	$319,164	$324,796
Depreciation and amortization	5,699	5,550
Selling, general, and administrative expense	20,439	17,897
Asset impairments	3,035	—

Operating expenses	$348,337	$348,243

	For the Quarter Ended
	March 28, 2020	March 30, 2019

Cost of goods sold	82.9%	86.3%
Depreciation and amortization	1.5	1.5
Selling, general, and administrative expense	5.3	4.7
Asset impairments	0.8	—

Operating expenses	90.5%	92.5%

The decrease in cost of goods sold during the first quarter of 2020 was primarily due to the decrease in the average cost of copper, our principal raw material, partially offset by the increase in sales volume in the segment.  Depreciation and amortization was consistent with the first quarter of 2019. Selling, general, and administrative expense increased for the first quarter of 2020 primarily as a result of (i) a reduction of $1.7 million in fees received for services provided under certain third-party sales and distribution arrangements and (ii) higher foreign currency transaction losses of $0.9 million. In addition, during the first quarter of 2020 the segment recognized asset impairment charges of $3.0 million related to production equipment that was idled during the period.

Industrial Metals Segment

The following table compares summary operating results for the first quarter of 2020 and 2019 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 28, 2020	March 30, 2019	2020 vs. 2019

Net sales	$131,202	$150,875	(13.0)%
Operating income	11,182	19,187	(41.7)

The following are components of changes in net sales compared to the prior year:

Quarter-to- Date
Net selling price in core product lines	(1.6)%
Unit sales volume in core product lines	(12.0)
Other	0.6

(13.0)%

The decrease in net sales during the first quarter of 2020 was primarily due to (i) lower unit sales volume of $17.8 million and (ii) lower net selling prices of $2.3 million in the segment’s core product lines, primarily brass rod.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2020 and 2019:

	For the Quarter Ended
(In thousands)	March 28, 2020	March 30, 2019

Cost of goods sold	$114,797	$126,699
Depreciation and amortization	2,002	1,844
Selling, general, and administrative expense	3,221	3,145

Operating expenses	$120,020	$131,688

	For the Quarter Ended
	March 28, 2020	March 30, 2019

Cost of goods sold	87.5%	84.0%
Depreciation and amortization	1.5	1.2
Selling, general, and administrative expense	2.5	2.1

Operating expenses	91.5%	87.3%

The decrease in cost of goods sold during the first quarter of 2020 was primarily due to the decrease in sales volume and the decrease in the average cost of copper in the segment’s core product lines.  The decline in copper prices during the first quarter of 2020 put pressure on margins of our FIFO accounting businesses. Depreciation and amortization and selling, general, and administrative expense were consistent with the first quarter of 2019.

Climate Segment

The following table compares summary operating results for the first quarter of 2020 and 2019 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 28, 2020	March 30, 2019	2020 vs. 2019

Net sales	$93,272	$89,834	3.8%
Operating income	13,014	12,386	5.1

Sales for the first quarter of 2020 increased primarily as a result of (i) sales of $3.4 million recorded by STI and (ii) an increase in price in certain product lines, offset by a decrease in volume in certain product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2020 and 2019:

	For the Quarter Ended
(In thousands)	March 28, 2020	March 30, 2019

Cost of goods sold	$71,093	$66,829
Depreciation and amortization	2,466	2,313
Selling, general and administrative expense	6,699	8,306

Operating expenses	$80,258	$77,448

	For the Quarter Ended
	March 28, 2020	March 30, 2019

Cost of goods sold	76.2%	74.4%
Depreciation and amortization	2.6	2.6
Selling, general and administrative expense	7.2	9.2

Operating expenses	86.0%	86.2%

Cost of goods sold increased during the first quarter of 2020 primarily due to factors noted above regarding the change in net sales.  Depreciation and amortization was consistent with the first quarter of 2019. Selling, general, and administrative expenses for the first quarter of 2020 decreased as a result of (i) lower employments costs of $1.2 million, (ii) lower taxes and insurance costs of $0.5 million, and (iii) a decrease in supplies and utilities of $0.4 million. These decreases were offset by expenses associated with STI of $0.5 million.

Liquidity and Capital Resources

The following table presents selected financial information for the first quarter of 2020 and 2019:

(In thousands)	2020	2019

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$73,922	$21,868
Property, plant, and equipment, net	3,700	(923)
Total debt	89,571	68,139
Working capital, net of cash and current debt	28,464	67,107

Net cash provided by (used in) operating activities	28,051	(24,673)
Net cash used in investing activities	(32,501)	(14,830)
Net cash provided by financing activities	84,507	60,452

Cash Flows from Operating Activities

During the quarter ended March 28, 2020, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $34.0 million, (ii) a decrease in inventories of $17.5 million, (iii) depreciation and amortization of $11.1 million, (iv) a decrease in other assets of $8.0 million, (v) losses from unconsolidated affiliates of $6.1 million, and (vi) asset impairment charges of $3.0 million. These increases were partially offset by (i) an increase in accounts receivable of $46.3 million and (ii) a decrease in current liabilities of $10.8 million. The fluctuations in accounts receivable and inventories were primarily due to increased sales volume in certain businesses and additional working capital needs during the first quarter of 2020.

During the quarter ended March 30, 2019, net cash used in operating activities was primarily attributable to (i) an increase in accounts receivable of $34.0 million, (ii) an increase in inventories of $13.3 million, and (iii) a decrease in current liabilities of $15.9 million. This cash decrease was offset by (i) consolidated net income of $17.1 million, (ii) losses from unconsolidated affiliates of $15.4 million, and (iii) depreciation and amortization of $10.6 million. The fluctuations in accounts receivable, inventories, and current liabilities were primarily due to increased sales volume in certain businesses and additional working capital needs during the first quarter of 2019.

Cash Flows from Investing Activities

The major components of net cash used in investing activities during the quarter ended March 28, 2020 included (i) capital expenditures of $17.1 million and (ii) $15.4 million for the purchase of STI, net of cash acquired.

The major components of net cash used in investing activities during the quarter ended March 30, 2019 included (i) investments in our unconsolidated affiliates related to Tecumseh of $8.0 million and (ii) capital expenditures of $6.8 million.

Cash Flows from Financing Activities

For the quarter ended March 28, 2020, net cash provided by financing activities consisted primarily of the issuance of debt under our Credit Agreement of $110.0 million. This source was partially offset by (i) $20.0 million used to reduce the debt outstanding under our Credit Agreement and (ii) $5.6 million used to repurchase common stock.

For the quarter ended March 30, 2019, net cash provided by financing activities consisted primarily of the issuance of debt under our Credit Agreement of $100.0 million. This was offset by (i) $30.0 million used to reduce the debt outstanding under our Credit Agreement, (ii) $5.6 million used for the payment of regular quarterly dividends to stockholders of the Company, (iii) $2.1 million used for repayment of debt by Jungwoo-Mueller, and (iv) $1.8 million used to repurchase common stock.

Liquidity and Outlook

The impact of the COVID-19 pandemic on our first quarter was mild; however, we currently anticipate that April and May sales could be off as much as 30 percent to 40 percent.

We believe that cash provided by operations, funds available under the Credit Agreement, and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.  As of March 28, 2020 our current ratio was 3.4 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $0.4 million during the first quarter of 2020.  We expect to spend approximately $0.9 million for the remainder of 2020 for ongoing environmental remediation activities.

The Company declared a quarterly cash dividend of 10.0 cents per common share during the first quarters of 2020 and 2019.  The 2020 dividend was paid in the second quarter of 2020 and the 2019 dividend was paid in the first quarter of 2019. Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of March 28, 2020, the Company’s total debt was $475.8 million or 41.7 percent of its total capitalization.

The Debentures distributed as part of our special dividend are subordinated to all other funded debt of the Company and are callable, in whole or in part, at any time at the option of the Company, subject to declining call premiums during the first five years. The Debentures also grant each holder the right to require the Company to repurchase such holder’s Debentures in the event of a change in control at declining repurchase premiums during the first five years. Interest is payable semiannually on September 1 and March 1. Total Debentures outstanding as of March 28, 2020 were $284.5 million.

The Company’s Credit Agreement provides for an unsecured $350.0 million revolving credit facility which matures on December 6, 2021.  Total borrowings under the Credit Agreement were $180.0 million as of March 28, 2020. The Credit Agreement backed approximately $11.4 million in letters of credit at the end of the first quarter of 2020.

On April 17, 2020 and April 20, 2020, the Company made payments of $40.0 million and $30.0 million, respectively, to reduce the debt outstanding under its Credit Agreement.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of March 28, 2020, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until August 2020, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 28, 2020, the Company has repurchased approximately 6.4 million shares under this authorization.

Contractual Cash Obligations

There have been no significant changes in our contractual cash obligations reported at December 28, 2019.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At March 28, 2020, we held open futures contracts to purchase approximately $78.9 million of copper over the next 12 months related to fixed-price sales orders and to sell approximately $1.3 million of copper over the next 12 months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of March 28, 2020, we held no open futures contracts to purchase natural gas.

Interest Rates

At March 28, 2020, we had variable-rate debt outstanding of $183.3 million.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on LIBOR.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At March 28, 2020, we had open forward contracts with a financial institution to sell approximately 22.3 million Swedish kronor and 8.7 million Norwegian kroner through July 2020.

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political, and technological factors, among others, which could cause actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  In addition to those factors discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 28, 2019, such factors include: (i) the current and projected future business environment, including interest rates capital and consumer spending, and the impact of the COVID-19 pandemic; (ii) the domestic housing and commercial construction industry environment; (iii) availability and price fluctuations in commodities (including copper, natural gas, and other raw materials, including crude oil that indirectly affects plastic resins); (iv) competitive factors and competitor responses to the Company’s initiatives; (v) stability of government laws and regulations, including taxes; (vi) availability of financing; and (vii) continuation of the environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of March 28, 2020.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 28, 2020 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 28, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

General

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business.  Additionally, the Company may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Condensed Consolidated Financial Statements. For a description of material pending legal proceedings, see “Note 10 - Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.  Risk Factors

The Company is exposed to risk as it operates its businesses.  To provide a framework to understand the operating environment of the Company, we have provided a brief explanation of the more significant risks associated with our businesses in our 2019 Annual Report on Form 10-K.  Other than the change noted below, there have been no material changes in risk factors that were previously disclosed in our 2019 Annual Report on Form 10-K. Additionally, the operating results of the Company’s unconsolidated affiliates may be adversely affected by unfavorable economic and market conditions.

The novel coronavirus (COVID-19) and other possible pandemics and similar outbreaks, could result in material adverse effects on our business, financial position, results of operations and cash flows.

The novel coronavirus (COVID-19) pandemic, and the various governmental, industry and consumer actions related thereto, are having and could continue to have negative impacts on our business and have created or could create conditions in our other risk factors noted above.  These impacts include, without limitation potential significant volatility or decreases in the demand for our products, changes in customer and consumer behavior and preferences, disruptions in or closures of our manufacturing operations or those of our customers and suppliers, disruptions within our supply chain,  limitations on our employees’ ability to work and travel, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions, and related financial and commodity volatility, including volatility in raw material and other input costs.

It is uncertain what the impact of various legislation and other responses being taken in the U.S. and other countries will have on the economy, international trade, our industries, our businesses and the businesses of our customers and suppliers.

Despite our efforts to manage the impacts, the degree to which COVID-19 and related actions ultimately impact our business, financial position, results of operations and cash flows will depend on factors beyond our control including the duration, spread and severity of the outbreak, the actions taken to contain COVID-19 and mitigate its public health effects, the impact on the U.S. and global economies and demand for our products, and how quickly and to what extent normal economic and operating conditions resume.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until August 2020, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 28, 2020, the Company had repurchased approximately 6.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended March 28, 2020.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

December 29, 2019 - January 25, 2020	600	$20.27	—	13,822,579
January 26, 2020 - February 22, 2020	15,213	$31.62	—	13,822,579
February 23, 2020 - March 28, 2020	247,509	$22.52	247,509	13,575,070
Total	263,322		247,509
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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
April 22, 2020	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
April 22, 2020	Anthony J. Steinriede
Date	Vice President – Corporate Controller