Form 10-Q
period 2020-06-27
MUELLER INDUSTRIES INC
filed 2020-07-22
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 27, 2020	Commission file number	1-6770
MUELLER INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Schilling Boulevard	Suite 100
Collierville	Tennessee	38017
(Address of principal executive offices)		(Zip Code)
(901) 753-3200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock	MLI	NYSE
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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of July 17, 2020 was 56,791,916.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 27, 2020

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands, except per share data)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Net sales	$500,168	$666,394	$1,103,087	$1,278,175

Cost of goods sold	403,159	563,948	911,874	1,075,341
Depreciation and amortization	11,097	10,478	22,136	21,033
Selling, general, and administrative expense	33,616	40,446	76,368	81,099
Asset impairments	—	—	3,035	—
Litigation settlement, net	—	—	(21,933)	—

Operating income	52,296	51,522	111,607	100,702

Interest expense	(4,973)	(7,033)	(10,352)	(13,987)
Other income, net	2,834	462	3,112	290

Income before income taxes	50,157	44,951	104,367	87,005

Income tax expense	(13,029)	(10,432)	(27,173)	(19,978)
Loss from unconsolidated affiliates, net of foreign tax	(8,641)	(5,843)	(14,756)	(21,212)

Consolidated net income	28,487	28,676	62,438	45,815

Net income attributable to noncontrolling interests	(531)	(690)	(2,067)	(2,106)

Net income attributable to Mueller Industries, Inc.	$27,956	$27,986	$60,371	$43,709

Weighted average shares for basic earnings per share	55,723	55,753	55,799	55,741
Effect of dilutive stock-based awards	471	561	527	543

Adjusted weighted average shares for diluted earnings per share	56,194	56,314	56,326	56,284

Basic earnings per share	$0.50	$0.50	$1.08	$0.78

Diluted earnings per share	$0.50	$0.50	$1.07	$0.78

Dividends per share	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Consolidated net income	$28,487	$28,676	$62,438	$45,815

Other comprehensive (loss) income, net of tax:
Foreign currency translation	421	(2,977)	(20,834)	3,080
Net change with respect to derivative instruments and hedging activities, net of tax of $(970), $253, $(10), and $(90)	3,398	(929)	41	328
Net change in pension and postretirement obligation adjustments, net of tax of $375, $(198), $132, and $(91)	(1,284)	676	(545)	430
Attributable to unconsolidated affiliates, net of tax of $810, $(68), $262, and $(81)	(2,790)	234	(903)	281

Total other comprehensive (loss) income, net	(255)	(2,996)	(22,241)	4,119

Consolidated comprehensive income	28,232	25,680	40,197	49,934
Comprehensive loss (income) attributable to noncontrolling interests	90	433	(855)	(1,187)

Comprehensive income attributable to Mueller Industries, Inc.	$28,322	$26,113	$39,342	$48,747

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	June 27, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$123,610	$97,944
Accounts receivable, less allowance for doubtful accounts of $2,205 in 2020 and $770 in 2019	273,710	269,943
Inventories	244,414	292,107
Other current assets	28,957	33,778

Total current assets	670,691	693,772

Property, plant, and equipment, net	362,785	363,128
Operating lease right-of-use assets	17,172	26,922
Goodwill, net	153,335	153,276
Intangible assets, net	63,004	60,082
Investments in unconsolidated affiliates	32,443	48,363
Other assets	23,960	25,397

Total assets	$1,323,390	$1,370,940

Liabilities
Current liabilities:
Current portion of debt	$6,543	$7,530
Accounts payable	93,579	85,644
Accrued wages and other employee costs	40,409	41,673
Current portion of operating lease liabilities	4,623	5,250
Other current liabilities	84,110	94,190

Total current liabilities	229,264	234,287

Long-term debt, less current portion	323,114	378,724
Pension liabilities	5,819	9,126
Postretirement benefits other than pensions	12,179	13,082
Environmental reserves	19,776	19,972
Deferred income taxes	19,635	21,094
Noncurrent operating lease liabilities	13,009	22,388
Other noncurrent liabilities	10,390	10,131

Total liabilities	633,186	708,804

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 56,791,916 in 2020 and 56,949,246 in 2019	802	802
Additional paid-in capital	281,856	278,609
Retained earnings	951,992	903,070
Accumulated other comprehensive loss	(89,799)	(68,770)
Treasury common stock, at cost	(474,170)	(470,243)

Total Mueller Industries, Inc. stockholders' equity	670,681	643,468
Noncontrolling interests	19,523	18,668

Total equity	690,204	662,136

Commitments and contingencies	—	—

Total liabilities and equity	$1,323,390	$1,370,940

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
(In thousands)	June 27, 2020	June 29, 2019

Cash flows from operating activities
Consolidated net income	$62,438	$45,815
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	22,296	21,192
Stock-based compensation expense	4,198	4,302
Provision for doubtful accounts receivable	1,850	(100)
Loss from unconsolidated affiliates	14,756	21,212
Gain on disposals of properties	(9)	(37)
Impairment charges	3,035	—
Deferred income tax expense (benefit)	764	(67)
Changes in assets and liabilities, net of effects of business acquired:
Receivables	(11,212)	(42,045)
Inventories	43,263	30,080
Other assets	3,967	(4,617)
Current liabilities	(277)	(9,735)
Other liabilities	(5,369)	(1,485)
Other, net	3,082	(532)

Net cash provided by operating activities	142,782	63,983

Cash flows from investing activities
Capital expenditures	(22,215)	(13,034)
Acquisition of business, net of cash acquired	(15,415)	3,465
Investments in unconsolidated affiliates	—	(10,500)
Proceeds from sales of assets	1	351

Net cash used in investing activities	(37,629)	(19,718)

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(11,168)	(11,151)
Repurchase of common stock	(5,574)	(1,763)
Issuance of long-term debt	110,015	100,638
Repayments of long-term debt	(166,021)	(110,914)
Repayment of debt by consolidated joint ventures, net	(471)	(4,132)
Net cash received (used) to settle stock-based awards	696	(127)

Net cash used in financing activities	(72,523)	(27,449)

Effect of exchange rate changes on cash	(6,160)	118

Increase in cash, cash equivalents, and restricted cash	26,470	16,934
Cash, cash equivalents, and restricted cash at the beginning of the period	98,042	77,138

Cash, cash equivalents, and restricted cash at the end of the period	$124,512	$94,072

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Common stock:
Balance at beginning of period	$802	$802	$802	$802

Balance at end of period	$802	$802	$802	$802

Additional paid-in capital:
Balance at beginning of period	$280,197	$278,800	$278,609	$276,849
Issuance of shares under incentive stock option plans	(270)	(227)	(667)	(283)
Stock-based compensation expense	2,213	2,295	4,198	4,302
Issuance of restricted stock	(284)	(242)	(284)	(242)

Balance at end of period	$281,856	$280,626	$281,856	$280,626

Retained earnings:
Balance at beginning of period	$929,810	$834,798	$903,070	$824,737
Net income attributable to Mueller Industries, Inc.	27,956	27,986	60,371	43,709
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(5,774)	(5,663)	(11,449)	(11,325)

Balance at end of period	$951,992	$857,121	$951,992	$857,121

Accumulated other comprehensive loss:
Balance at beginning of period	$(90,165)	$(72,881)	$(68,770)	$(79,792)
Total other comprehensive income (loss) attributable to Mueller Industries, Inc.	366	(1,873)	(21,029)	5,038

Balance at end of period	$(89,799)	$(74,754)	$(89,799)	$(74,754)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In thousands)	For the Quarter Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Treasury stock:
Balance at beginning of period	$(474,957)	$(476,121)	$(470,243)	$(474,240)
Issuance of shares under incentive stock option plans	503	274	1,363	156
Repurchase of common stock	—	—	(5,574)	(1,763)
Issuance of restricted stock	284	323	284	323

Balance at end of period	$(474,170)	$(475,524)	$(474,170)	$(475,524)

Noncontrolling interests:
Balance at beginning of period	$19,613	$16,524	$18,668	$14,904
Net income attributable to noncontrolling interests	531	690	2,067	2,106
Foreign currency translation	(621)	(1,123)	(1,212)	(919)

Balance at end of period	$19,523	$16,091	$19,523	$16,091
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

Note 2 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method. Approximately eight thousand and nine thousand stock-based awards were excluded from the computation of diluted earnings per share for the quarters ended June 27, 2020 and June 29, 2019, respectively, because they were antidilutive.

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

The fair value of the tangible assets acquired totaled $6.2 million, consisting primarily of property, plant, and equipment of $3.7 million, inventories of $1.8 million, and accounts receivable of $0.7 million. The fair value of the liabilities assumed totaled $0.2 million, consisting primarily of accounts payable. Of the remaining purchase price, $9.4 million was allocated to tax-deductible goodwill and intangible assets. The purchase price allocation is provisional as of June 27, 2020 and subject to change upon completion of the final valuation of the long-lived assets and working capital during the measurement period.

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

Summarized segment information is as follows:

	For the Quarter Ended June 27, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$334,040	$88,619	$86,107	$(8,598)	$500,168

Cost of goods sold	272,271	75,274	64,540	(8,926)	403,159
Depreciation and amortization	5,456	1,995	2,757	889	11,097
Selling, general, and administrative expense	15,239	2,477	6,457	9,443	33,616

Operating income	41,074	8,873	12,353	(10,004)	52,296

Interest expense					(4,973)
Other income, net					2,834

Income before income taxes					$50,157

	For the Quarter Ended June 29, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$425,865	$147,719	$96,081	$(3,271)	$666,394

Cost of goods sold	364,332	127,950	74,849	(3,183)	563,948
Depreciation and amortization	5,652	1,838	2,128	860	10,478
Selling, general, and administrative expense	19,985	3,020	6,069	11,372	40,446

Operating income	35,896	14,911	13,035	(12,320)	51,522

Interest expense					(7,033)
Other income, net					462

Income before income taxes					$44,951

Segment information (continued):

	For the Six Months Ended June 27, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$719,053	$219,821	$179,379	$(15,166)	$1,103,087

Cost of goods sold	591,435	190,071	135,633	(5,265)	911,874
Depreciation and amortization	11,155	3,997	5,223	1,761	22,136
Selling, general, and administrative expense	35,678	5,698	13,156	21,836	76,368
Asset impairments	3,035	—	—	—	3,035
Litigation settlement, net	—	—	—	(21,933)	(21,933)

Operating income	77,750	20,055	25,367	(11,565)	111,607

Interest expense					(10,352)
Other income, net					3,112

Income before income taxes					$104,367

	For the Six Months Ended June 29, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$802,357	$298,594	$185,915	$(8,691)	$1,278,175

Cost of goods sold	689,128	254,649	141,678	(10,114)	1,075,341
Depreciation and amortization	11,202	3,682	4,441	1,708	21,033
Selling, general, and administrative expense	37,882	6,165	14,375	22,677	81,099

Operating income	64,145	34,098	25,421	(22,962)	100,702

Interest expense					(13,987)
Other income, net					290

Income before income taxes					$87,005

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended June 27, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$256,016	$—	$—	$256,016
Brass rod and forgings	—	64,490	—	64,490
OEM components, tube & assemblies	16,812	10,427	32,931	60,170
Valves and plumbing specialties	61,212	—	—	61,212
Other	—	13,702	53,176	66,878

	334,040	88,619	86,107	508,766

Intersegment sales				(8,598)

Net sales				$500,168

	For the Quarter Ended June 29, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$358,473	$—	$—	$358,473
Brass rod and forgings	—	114,082	—	114,082
OEM components, tube & assemblies	7,444	12,852	36,965	57,261
Valves and plumbing specialties	59,948	—	—	59,948
Other	—	20,785	59,116	79,901

	425,865	147,719	96,081	669,665

Intersegment sales				(3,271)

Net sales				$666,394

	For the Six Months Ended June 27, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$558,145	$—	$—	$558,145
Brass rod and forgings	—	164,160	—	164,160
OEM components, tube & assemblies	42,107	21,309	69,504	132,920
Valves and plumbing specialties	118,801	—	—	118,801
Other	—	34,352	109,875	144,227

	719,053	219,821	179,379	1,118,253

Intersegment sales				(15,166)

Net sales				$1,103,087

Disaggregation of revenue from contracts with customers (continued):

	For the Six Months Ended June 29, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$665,994	$—	$—	$665,994
Brass rod and forgings	—	230,006	—	230,006
OEM components, tube & assemblies	14,727	25,889	74,208	114,824
Valves and plumbing specialties	121,636	—	—	121,636
Other	—	42,699	111,707	154,406

	802,357	298,594	185,915	1,286,866

Intersegment sales				(8,691)

Net sales				$1,278,175

Note 5 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	June 27, 2020	December 28, 2019

Cash & cash equivalents	$123,610	$97,944
Restricted cash included within other current assets	800	—
Restricted cash included within other assets	102	98

Total cash, cash equivalents, and restricted cash	$124,512	$98,042

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 6 – Inventories

(In thousands)	June 27, 2020	December 28, 2019

Raw materials and supplies	$60,815	$85,769
Work-in-process	51,240	48,814
Finished goods	140,065	163,842
Valuation reserves	(7,706)	(6,318)

Inventories	$244,414	$292,107

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

All derivatives are recognized in the Condensed Consolidated Balance Sheets at their fair value.  On the date the derivative contract is entered into, it is either a) designated as a hedge of a forecasted transaction or the variability of cash flow to be paid (cash flow hedge) or b) not designated in a hedge accounting relationship, even though the derivative contract was executed to mitigate an economic exposure (economic hedge), as the Company does not enter into derivative contracts for trading purposes.  Changes in the fair value of a derivative that is qualified, designated, and highly effective as a cash flow hedge are recorded in stockholders’ equity within AOCI, to the extent effective, until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of undesignated derivatives executed as economic hedges are reported in current earnings.

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

At June 27, 2020, the Company held open futures contracts to purchase approximately $25.4 million of copper over the next 15 months related to fixed price sales orders.  The fair value of those futures contracts was a $1.2 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At June 27, 2020, this amount was approximately $0.3 million of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At June 27, 2020, the Company held open futures contracts to sell approximately $0.6 million of copper over the next nine months related to copper inventory.  The fair value of those futures contracts was a $88 thousand net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	June 27, 2020	December 28, 2019	Balance Sheet Location	June 27, 2020	December 28, 2019

Commodity contracts - gains	Other current assets	$1,155	$1,435	Other current liabilities	$15	$50
Commodity contracts - losses	Other current assets	—	(12)	Other current liabilities	(103)	(159)

Total derivatives (1)		$1,155	$1,423		$(88)	$(109)
(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended		For the Six Months Ended
(In thousands)	Location	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Undesignated derivatives:
Gain (loss) on commodity contracts (nonqualifying)	Cost of goods sold	5,037	450	(4,439)	1,892

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended June 27, 2020
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(1,715)	Cost of goods sold	$5,075
Other	37	Other	1

Total	$(1,678)	Total	$5,076

	For the Quarter Ended June 29, 2019
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(733)	Cost of goods sold	$(218)
Other	22	Other	—

Total	$(711)	Total	$(218)

Changes recognized in and reclassified from AOCI (continued):

	For the Six Months Ended June 27, 2020
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(5,421)	Cost of goods sold	$5,453
Other	8	Other	1

Total	$(5,413)	Total	$5,454

	For the Six Months Ended June 29, 2019
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$619	Cost of goods sold	$(297)
Other	6	Other	—

Total	$625	Total	$(297)

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At June 27, 2020 and December 28, 2019, the Company had recorded restricted cash in other current assets of $0.1 million and $0.2 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Long-Term Debt

The fair value of long-term debt at June 27, 2020 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

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

(In thousands)	June 27, 2020	December 28, 2019

Current assets	$195,519	$198,559
Noncurrent assets	80,724	87,218
Current liabilities	165,094	147,801
Noncurrent liabilities	46,754	51,219

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Net sales	$103,550	$120,062	$210,548	$233,389
Gross profit	11,022	15,327	24,508	23,333
Net loss	(17,282)	(10,512)	(29,967)	(39,719)

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarter and six months ended June 27, 2020 included net losses of $8.6 million and $15.0 million, respectively, for Tecumseh.

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

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the six months ended June 27, 2020 included net income of $0.2 million for Mueller Middle East.

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarter and six months ended June 29, 2019 included net losses of $0.6 million and $1.4 million, respectively, for Mueller Middle East.

Note 9 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Pension benefits:
Service cost	$—	$—	$—	$—
Interest cost	866	1,443	1,724	2,910
Expected return on plan assets	(1,495)	(2,077)	(2,990)	(4,153)
Amortization of net loss	528	440	988	970

Net periodic benefit income	$(101)	$(194)	$(278)	$(273)

Other benefits:
Service cost	$56	$63	$117	$127
Interest cost	106	153	215	306
Amortization of prior service credit	(58)	(225)	(284)	(451)
Amortization of net gain	(47)	(13)	(100)	(21)
Curtailment gain	(2,591)	$—	(2,591)	$—

Net periodic benefit income	$(2,534)	$(22)	$(2,643)	$(39)

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). The Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs currently estimate it will cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs, $0.4 million of which has been incurred by those PRPs and paid for by the Company to date.  As of June 27, 2020, the Company has made payments of approximately $7.1 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs, and has reserved its rights to petition the EPA for reimbursement of any costs incurred to comply with the UAOs upon the completion of the work required therein.  In October 2017, a group of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in a private tort action relating to the site; the Company, Arava, and MRRC were voluntarily dismissed from that litigation without prejudice in March 2018.  A second civil action asserting similar claims was filed against the Company, Arava, MRRC, and Lead Refinery in September 2018. At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1), including, but not limited to, EPA oversight costs for which EPA may attempt to seek reimbursement from the Company, and past costs for which other PRPs may attempt to seek contribution from the Company.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at June 27, 2020 were $19.5 million.

Note 11 – Income Taxes

The Company’s effective tax rate for the second quarter of 2020 was 26 percent compared with 23 percent for the same period last year.  The primary item impacting the effective tax rate for the second quarter of 2020 was the provision for state income taxes, net of the federal benefit, of $1.2 million, and other items totaling $1.3 million.

The Company’s effective tax rate for the second quarter of 2019 was 23 percent. The primary item impacting the effective tax rate for the second quarter of 2019 was the provision for state income taxes, net of the federal benefit, of $1.2 million.

The Company’s effective tax rate for the first half of 2020 was 26 percent compared with 23 percent for the same period last year. The difference between the Company’s effective tax rate and the current U.S. statutory rate of 21 percent is primarily related to the provision for state income taxes, net of the federal benefit, of $3.3 million, and the effect of foreign tax rates different than statutory tax rates of $1.5 million.

The Company’s effective tax rate for the first half of 2019 was 23 percent. The difference between the Company’s effective tax rate and the current U.S. statutory rate of 21 percent is primarily related to an increase in the transition tax calculation of $1.5 million for the effects of the final regulations issued during the first quarter of 2019 and the provision for state income taxes, net of the federal benefit, of $2.3 million. These increases were partially offset by the recognition of a $2.6 million benefit related to an increased tax loss on the sale of a foreign subsidiary in a prior period.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Six Months Ended June 27, 2020
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 28, 2019	$(46,198)	$476	$(21,855)	$(1,193)	$(68,770)

Other comprehensive loss before reclassifications	(19,622)	(5,413)	(1,034)	(903)	(26,972)
Amounts reclassified from AOCI	—	5,454	489	—	5,943

Net current-period other comprehensive loss	(19,622)	41	(545)	(903)	(21,029)

Balance as of June 27, 2020	$(65,820)	$517	$(22,400)	$(2,096)	$(89,799)

	For the Six Months Ended June 29, 2019
(In thousands)	Cumulative Translation Adjustment	Unrealized (Loss) Gain on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 29, 2018	$(54,257)	$(214)	$(24,967)	$(354)	$(79,792)

Other comprehensive income before reclassifications	3,999	625	17	281	4,922
Amounts reclassified from AOCI	—	(297)	413	—	116

Net current-period other comprehensive income	3,999	328	430	281	5,038

Balance as of June 29, 2019	$(50,258)	$114	$(24,537)	$(73)	$(74,754)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	Affected line item

Unrealized losses (gains) on derivative commodity contracts	$6,361	$(274)	$6,829	$(370)	Cost of goods sold
	(1,285)	56	(1,375)	73	Income tax (benefit) expense

	$5,076	$(218)	$5,454	$(297)	Net of tax and noncontrolling interests

Amortization of net loss and prior service cost on employee benefit plans	$423	$202	$604	$498	Other income, net
	(86)	(32)	(115)	(85)	Income tax benefit

	$337	$170	$489	$413	Net of tax and noncontrolling interests

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

Each of our reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

•Piping Systems: The Piping Systems segment is composed of Domestic Piping Systems Group, Great Lakes Copper, Heatlink Group, Die-Mold, European Operations, Trading Group, and Jungwoo-Mueller (our South Korean joint venture). The Domestic Piping Systems Group manufactures copper tube, fittings, and line sets. These products are manufactured in the U.S., sold in the U.S., and exported to markets worldwide. Great Lakes Copper manufactures copper tube and line sets in Canada and sells the products primarily in the U.S. and Canada. Heatlink Group manufactures a complete line of products for PEX plumbing and radiant systems in Canada and sells these products in Canada and the U.S. Die-Mold manufactures PEX and other plumbing-related fittings and plastic injection tooling in Canada and sells these products in Canada and the U.S. European Operations manufacture copper tube in the United Kingdom, which is sold throughout Europe. The Trading Group manufactures pipe nipples and sources products for import distribution in North America. Jungwoo-Mueller manufactures copper-based joining products that are sold worldwide. The Piping Systems segment sells products to wholesalers in the plumbing and refrigeration markets, distributors to the manufactured housing and recreational vehicle industries, building material retailers, and air-conditioning original equipment manufacturers (OEMs).

•Industrial Metals: The Industrial Metals segment is composed of Brass Rod & Copper Bar Products, Impacts & Micro Gauge, and Brass Value-Added Products. The segment manufactures and sells brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum impact extrusions; and gas valves and assemblies. The segment manufactures and sells its products primarily to domestic OEMs in the industrial, transportation, construction, heating, ventilation, and air-conditioning, plumbing, refrigeration, and energy markets.

•Climate: The Climate segment is composed of Refrigeration Products, Fabricated Tube Products, Westermeyer, Turbotec, ATCO, Linesets, Inc., and STI. The segment manufactures and sells refrigeration valves and fittings, fabricated tubular products, high pressure components, coaxial heat exchangers, and insulated HVAC flexible duct systems, line sets, brazed manifolds, headers, and distributor assemblies. The segment sells its products primarily to the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

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

According to the U.S. Census Bureau, the June 2020 seasonally adjusted annual rate of new housing starts was 1.19 million, which was consistent with the June 2019 rate of 1.24 million. Mortgage rates remain at historically low levels, as the average 30-year fixed mortgage rate was 3.37 percent for the first half of 2020 and 3.94 percent for the twelve months ended December 2019. The private non-residential construction sector includes offices, industrial, health care, and retail projects. According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $465.3 billion in May 2020 compared to the May 2019 rate of $481.4 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first half of 2020 and 2019:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 27, 2020	June 29, 2019	2020 vs. 2019	June 27, 2020	June 29, 2019	2020 vs. 2019

Net sales	$500,168	$666,394	(24.9)%	$1,103,087	$1,278,175	(13.7)%
Operating income	52,296	51,522	1.5	111,607	100,702	10.8
Net income	27,956	27,986	(0.1)	60,371	43,709	38.1

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	(4.3)%	(3.0)%
Unit sales volume in core product lines	(16.9)	(9.6)
Acquisitions	0.4	0.4
Other	(4.1)	(1.5)

	(24.9)%	(13.7)%

The decrease in net sales during the second quarter of 2020 was primarily due to (i) lower unit sales volume of $112.7 million in our core product lines, primarily copper tube and brass rod, (ii) lower net selling prices of $28.8 million in our core product lines, and (iii) a decrease in sales in our non-core product lines of $22.4 million. These decreases were partially offset by sales of $2.4 million recorded by Shoals Tubular, Inc. (STI), acquired in January 2020.

The decrease in net sales during the first half of 2020 was primarily due to (i) lower unit sales volume of $122.8 million in our core product lines, (ii) lower net selling prices of $38.2 million in our core product lines, and (iii) a decrease in sales in our non-core product lines of $8.3 million. These decreases were partially offset by sales of $5.7 million recorded by Shoals Tubular, Inc. (STI), acquired in January 2020.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2020 and 2019:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Cost of goods sold	$403,159	$563,948	$911,874	$1,075,341
Depreciation and amortization	11,097	10,478	22,136	21,033
Selling, general, and administrative expense	33,616	40,446	76,368	81,099
Asset impairments	—	—	3,035	—
Litigation settlement, net	—	—	(21,933)	—

Operating expenses	$447,872	$614,872	$991,480	$1,177,473

	For the Quarter Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Cost of goods sold	80.6%	84.6%	82.7%	84.1%
Depreciation and amortization	2.2	1.6	2.0	1.6
Selling, general, and administrative expense	6.7	6.1	6.9	6.4
Asset impairments	—	—	0.3	—
Litigation settlement, net	—	—	(2.0)	—

Operating expenses	89.5%	92.3%	89.9%	92.1%

Q2 2020 compared to Q2 2019

Cost of goods sold decreased in the second quarter of 2020 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 19.4 percent compared with 15.4 percent in the prior year quarter. This improvement was primarily the result of an increased mix of sales from higher margin businesses, lower costs, and gains recognized on open copper contracts. Depreciation and amortization increased slightly in the second quarter of 2020 primarily as a result of (i) depreciation of property, plant, and equipment placed into service in the prior year and (ii) depreciation and amortization of the long-lived assets of businesses acquired. Selling, general, and administrative expense decreased in the second quarter of 2020 primarily as a result of (i) a decrease in employment costs of $4.4 million, (ii) a reduction of $1.7 million in fees received for services provided under certain third-party sales and distribution arrangements, (iii) a decrease in travel and entertainment expense of $1.3 million, and (iv) a decrease in supplies and utilities of $0.9 million. These decreases were partially offset by (i) an increase in bad debt expense of $0.8 million and (ii) expenses associated with STI of $0.6 million.

Interest expense decreased for the second quarter of 2020 primarily as a result of decreased borrowing costs associated with our unsecured $350.0 million revolving credit facility. For the second quarter of 2020, we had other income, net of $2.8 million compared to other income, net of $0.5 million in the second quarter of 2019. This was primarily due to a curtailment gain related to our benefit plans in the second quarter of 2020.

Our effective tax rate for the second quarter of 2020 was 26 percent compared with 23 percent for the same period last year.  The items impacting the effective tax rate are primarily related to the provision for state income taxes, net of the federal benefit, of $1.2 million, and other items of $1.3 million.

For the second quarter of 2019, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to the provision for state income taxes, net of the federal benefit, of $1.2 million.

During the second quarter of 2020 and the second quarter of 2019, we recognized losses of $8.6 million and $5.8 million, respectively, on our investments in unconsolidated affiliates.

YTD 2020 compared to YTD 2019

Cost of goods sold decreased in the first half of 2020 primarily due to the factors noted above regarding the change in net sales. Depreciation and amortization increased slightly in the first half of 2020 primarily as a result of (i) depreciation of property, plant, and equipment placed into service in the prior year and (ii) depreciation and amortization of the long-lived assets of businesses acquired. Selling, general, and administrative expense decreased in the first half of 2020 primarily as a result of (i) a decrease in employment costs of $5.0 million, (ii) a reduction in supplies and utilities of $1.6 million, and (iii) a decrease in travel and entertainment expense of $1.4 million. These decreases were offset by (i) an increase in bad debt expense of $2.0 million and (ii) expenses associated with STI of $1.1 million. In addition, during the first half of 2020 we recognized a gain of $21.9 million for the settlement of our claim under the Deepwater Horizon Economic and Property Damage Settlement Program and asset impairment charges of $3.0 million related to production equipment that was idled during the first half of 2020.

Interest expense decreased for the first half of 2020 primarily as a result of decreased borrowing costs associated with our unsecured $350.0 million revolving credit facility. For the first half of 2020, we had other income, net of $3.1 million compared to other income, net of $0.3 million in the first half of 2019. This was primarily due to a curtailment gain related to our benefit plans in the first half of 2020.

Our effective tax rate for the first half of 2020 was 26 percent compared with 23 percent for the same period last year.  The items impacting the effective tax rate are primarily related to the provision for state income taxes, net of the federal benefit, of $3.3 million, and the effect of foreign tax rates different than statutory tax rates of $1.5 million.

For the first half of 2019, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to an increase in the transition tax calculation of $1.5 million for the effects of final regulations issued during the first half of 2019 and the provision for state income taxes, net of the federal benefit, of $2.3 million. These increases were partially offset by the recognition of a $2.6 million benefit related to an increased tax loss on the sale of a foreign subsidiary in a prior period.

During the first half of 2020 and the first half of 2019, we recognized losses of $14.8 million and $21.2 million, respectively, on our investments in unconsolidated affiliates.

Piping Systems Segment

The following table compares summary operating results for the first half of 2020 and 2019 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 27, 2020	June 29, 2019	2020 vs. 2019	June 27, 2020	June 29, 2019	2020 vs. 2019

Net sales	$334,040	$425,865	(21.6)%	$719,053	$802,357	(10.4)%
Operating income	41,074	35,896	14.4	77,750	64,145	21.2

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	(4.8)%	(3.4)%
Unit sales volume in core product lines	(14.7)	(6.9)
Other	(2.1)	(0.1)

	(21.6)%	(10.4)%

The decrease in net sales during the second quarter of 2020 was primarily attributable to (i) lower unit sales volume of $62.3 million in the segment’s core product lines, primarily copper tube, (ii) lower net selling prices in the segment’s core product lines of $20.5 million, and (iii) a decrease in sales in the segment’s non-core product lines of $12.5 million.

Net sales during the first half of 2020 decreased primarily as a result of (i) lower unit sales volume of $55.2 million in the segment’s core product lines and (ii) lower net selling prices in the segment’s core product lines of $26.9 million.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2020 and 2019:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Cost of goods sold	$272,271	$364,332	$591,435	$689,128
Depreciation and amortization	5,456	5,652	11,155	11,202
Selling, general, and administrative expense	15,239	19,985	35,678	37,882
Asset impairments	—	—	3,035	—

Operating expenses	$292,966	$389,969	$641,303	$738,212

	For the Quarter Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Cost of goods sold	81.5%	85.6%	82.3%	85.9%
Depreciation and amortization	1.6	1.3	1.6	1.4
Selling, general, and administrative expense	4.6	4.7	5.0	4.7
Asset impairments	—	—	0.3	—

Operating expenses	87.7%	91.6%	89.2%	92.0%

The decrease in cost of goods sold during the second quarter of 2020 was primarily due to the decrease in sales volume in the segment and the decrease in the average cost of copper, our principal raw material.  Depreciation and amortization was consistent with the second quarter of 2019. Selling, general, and administrative expense decreased for the second quarter of 2020 primarily as a result of (i) a reduction of $1.7 million in fees received for services provided under certain third-party sales and distribution arrangements, (ii) a decrease in employment costs of $1.4 million, (iii) a decrease in travel and entertainment expense of $0.8 million, and (iv) a decrease in marketing expenses of $0.7 million.

The decrease in cost of goods sold during the first half of 2020 was primarily due to the factors noted above regarding the change in net sales.  Depreciation and amortization was consistent with the first half of 2019. Selling, general, and administrative expense decreased for the first half of 2020 primarily as a result of (i) a reduction in employment costs of $1.2 million, (ii) a decrease in travel and entertainment expense of $0.9 million, (iii) a decrease in marketing expenses of $0.8 million, and (iv) a decrease in supplies and utilities of $0.4 million. These decreases were partially offset by higher foreign currency transaction losses of $0.9 million. In addition, during the first half of 2020 the segment recognized asset impairment charges of $3.0 million related to production equipment that was idled during the period.

Industrial Metals Segment

The following table compares summary operating results for the first half of 2020 and 2019 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 27, 2020	June 29, 2019	2020 vs. 2019	June 27, 2020	June 29, 2019	2020 vs. 2019

Net sales	$88,619	$147,719	(40.0)%	$219,821	$298,594	(26.4)%
Operating income	8,873	14,911	(40.5)	20,055	34,098	(41.2)

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	(5.7)%	(3.8)%
Unit sales volume in core product lines	(34.6)	(23.0)
Other	0.3	0.4

	(40.0)%	(26.4)%

The decrease in net sales during the second quarter of 2020 was primarily due to (i) lower unit sales volume of $50.4 million and (ii) lower net selling prices of $8.3 million in the segment’s core product lines, primarily brass rod.

The decrease in net sales during the first half of 2020 was primarily due to (i) lower unit sales volume of $67.6 million and (ii) lower net selling prices of $11.3 million in the segment’s core product lines, primarily brass rod.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2020 and 2019:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Cost of goods sold	$75,274	$127,950	$190,071	$254,649
Depreciation and amortization	1,995	1,838	3,997	3,682
Selling, general, and administrative expense	2,477	3,020	5,698	6,165

Operating expenses	$79,746	$132,808	$199,766	$264,496

	For the Quarter Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Cost of goods sold	84.9%	86.6%	86.5%	85.3%
Depreciation and amortization	2.3	1.2	1.8	1.2
Selling, general, and administrative expense	2.8	2.1	2.6	2.1

Operating expenses	90.0%	89.9%	90.9%	88.6%

The decrease in cost of goods sold during the second quarter of 2020 was primarily due to the decrease in sales volume and the decrease in the average cost of copper in the segment’s core product lines.  Depreciation and amortization was consistent with the second quarter of 2019. Selling, general, and administrative expense decreased for the second quarter of 2020 primarily as a result of (i) a decrease in employment costs of $0.2 million, (ii) a reduction in travel and entertainment expense of $0.1 million, (iii) a decrease in marketing expense of $0.1 million, and (iv) a decrease in professional fees of $0.1 million.

The decrease in cost of goods sold during the first half of 2020 was primarily due to the factors noted above regarding the change in net sales. Depreciation and amortization was consistent with the first half of 2019. Selling, general, and administrative expense decreased for the first half of 2020 primarily as a result of (i) a decrease in employment costs of $0.2 million, (ii) a reduction in travel and entertainment expense of $0.1 million, (iii) a decrease in marketing expense of $0.1 million, and (iv) a decrease in professional fees of $0.1 million.

Climate Segment

The following table compares summary operating results for the first half of 2020 and 2019 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 27, 2020	June 29, 2019	2020 vs. 2019	June 27, 2020	June 29, 2019	2020 vs. 2019

Net sales	$86,107	$96,081	(10.4)%	$179,379	$185,915	(3.5)%
Operating income	12,353	13,035	(5.2)	25,367	25,421	(0.2)

Sales for the second quarter of 2020 decreased primarily as a result of a decrease in volume and price in certain product lines, offset by sales of $2.4 million recorded by STI.

Sales for the first half of 2020 decreased primarily as a result of a decrease in volume and price in certain product lines, offset by sales of $5.7 million recorded by STI.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2020 and 2019:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Cost of goods sold	$64,540	$74,849	$135,633	$141,678
Depreciation and amortization	2,757	2,128	5,223	4,441
Selling, general and administrative expense	6,457	6,069	13,156	14,375

Operating expenses	$73,754	$83,046	$154,012	$160,494

	For the Quarter Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Cost of goods sold	75.0%	77.9%	75.6%	76.2%
Depreciation and amortization	3.2	2.2	2.9	2.4
Selling, general and administrative expense	7.5	6.3	7.3	7.7

Operating expenses	85.7%	86.4%	85.9%	86.3%

Cost of goods sold decreased during the second quarter of 2020 primarily due to factors noted above regarding the change in net sales.  Depreciation and amortization increased during the second quarter of 2020 primarily as a result of depreciation and amortization of the long-lived assets of businesses acquired. Selling, general, and administrative expenses for the second quarter of 2020 increased as a result of expenses associated with STI of $0.6 million.

Cost of goods sold decreased during the first half of 2020 primarily due to factors noted above regarding the change in net sales.  Depreciation and amortization increased during the first half of 2020 primarily as a result of depreciation and amortization of the long-lived assets of businesses acquired. Selling, general, and administrative expenses decreased for the first half of 2020 as a result of lower employments costs of $2.5 million, partially offset by expenses associated with STI of $1.1 million.

Liquidity and Capital Resources

The following table presents selected financial information for the first half of 2020 and 2019:

(In thousands)	2020	2019

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$26,470	$16,934
Property, plant, and equipment, net	(343)	(5,608)
Total debt	(56,597)	(14,531)
Working capital, net of cash and current debt	(44,711)	(14,899)

Net cash provided by operating activities	142,782	63,983
Net cash used in investing activities	(37,629)	(19,718)
Net cash used in financing activities	(72,523)	(27,449)

Cash Flows from Operating Activities

During the six months ended June 27, 2020, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $62.4 million, (ii) a decrease in inventories of $43.3 million, (iii) depreciation and amortization of $22.3 million, (iv) losses from unconsolidated affiliates of $14.8 million, (v) a decrease in other assets of $4.0 million, and (vi) asset impairment charges of $3.0 million. These increases were partially offset by (i) an increase in accounts receivable of $11.2 million and (ii) a decrease in other liabilities of $5.4 million.

During the six months ended June 29, 2019, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $45.8 million, (ii) depreciation and amortization of $21.2 million, (iii) losses from unconsolidated affiliates of $21.2 million, and (iv) a decrease in inventories of $30.1 million. These increases were partially offset by (i) an increase in accounts receivable of $42.0 million and (ii) a decrease in current liabilities of $9.7 million.

Cash Flows from Investing Activities

The major components of net cash used in investing activities during the six months ended June 27, 2020 included (i) capital expenditures of $22.2 million and (ii) $15.4 million for the purchase of STI, net of cash acquired.

The major components of net cash used in investing activities during the six months ended June 29, 2019 included (i) capital expenditures of $13.0 million and (ii) investments in our unconsolidated affiliates related to Tecumseh of $10.5 million. These uses of cash were offset by the $3.5 million working capital settlement received from the previous owners for the ATCO acquisition.

Cash Flows from Financing Activities

For the six months ended June 27, 2020, net cash used in financing activities consisted primarily of (i) $165.0 million used to reduce the debt outstanding under our Credit Agreement, (ii) $11.2 million used for the payment of regular quarterly dividends to stockholders of the Company, and (iii) $5.6 million used to repurchase common stock. These uses were partially offset by the issuance of debt under our Credit Agreement of $110.0 million.

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

Liquidity and Outlook

The Company’s second quarter sales were significantly impacted by the COVID-19 pandemic. However, our focus on reducing costs, minimizing capital expenditures, and managing working capital mitigated the impact on liquidity. Due to the inherent uncertainty of this evolving situation, we are unable at this time to predict the likely impact of the COVID-19 pandemic on our future operations. However, we believe that cash provided by operations, funds available under the Credit Agreement, and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.

As of June 27, 2020 we had $123.6 million of cash on hand and $295.5 million available to be drawn under the Credit Agreement. Our current ratio was 2.9 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $0.6 million during the first half of 2020.  We expect to spend approximately $0.7 million for the remainder of 2020 for ongoing environmental remediation activities.

The Company declared a quarterly cash dividend of 10.0 cents per common share during the first and second quarters of 2020 and 2019.  The first and second quarter 2020 dividends were paid in the second quarter of 2020, the first quarter 2019 dividend was paid in the first quarter of 2019, and the second quarter 2019 dividend was paid in the second quarter of 2019. Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of June 27, 2020, the Company’s total debt was $329.7 million or 32.3 percent of its total capitalization.

The Debentures distributed as part of our special dividend are subordinated to all other funded debt of the Company and are callable, in whole or in part, at any time at the option of the Company, subject to declining call premiums during the first five years. The Debentures also grant each holder the right to require the Company to repurchase such holder’s Debentures in the event of a change in control at declining repurchase premiums during the first five years. Interest is payable semiannually on September 1 and March 1. Total Debentures outstanding as of June 27, 2020 were $284.5 million.

The Company’s Credit Agreement provides for an unsecured $350.0 million revolving credit facility which matures on December 6, 2021.  Total borrowings under the Credit Agreement were $35.0 million as of June 27, 2020. The Credit Agreement backed approximately $19.5 million in letters of credit at the end of the second quarter of 2020.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of June 27, 2020, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until August 2020, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 27, 2020, the Company has repurchased approximately 6.4 million shares under this authorization.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At June 27, 2020, we held open futures contracts to purchase approximately $25.4 million of copper over the next 15 months related to fixed-price sales orders and to sell approximately $0.6 million of copper over the next nine months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of June 27, 2020, we held no open futures contracts to purchase natural gas.

Interest Rates

At June 27, 2020, we had variable-rate debt outstanding of $37.9 million.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on LIBOR.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At June 27, 2020, we had open forward contracts with a financial institution to sell approximately 17.9 million Swedish kronor and 6.8 million Norwegian kroner through October 2020.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of June 27, 2020.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 27, 2020 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending June 27, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The novel coronavirus (COVID-19) pandemic, and the various governmental, industry and consumer actions related thereto, are having and could continue to have negative impacts on our business and have created or could create conditions in our other risk factors noted above.  These impacts include, without limitation, potential significant volatility or decreases in the demand for our products, changes in customer and consumer behavior and preferences, disruptions in or closures of our manufacturing operations or those of our customers and suppliers, disruptions within our supply chain,  limitations on our employees’ ability to work and travel, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions, and related financial and commodity volatility, including volatility in raw material and other input costs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until August 2020, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 27, 2020, the Company had repurchased approximately 6.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended June 27, 2020.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

March 29, 2020 - April 25, 2020	—	$—	—	13,575,070
April 26, 2020 - May 23, 2020	1,462	$25.09	—	13,575,070
May 24, 2020 - June 27, 2020	300	$20.27	—	13,575,070
Total	1,762		—
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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
July 22, 2020	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
July 22, 2020	Anthony J. Steinriede
Date	Vice President – Corporate Controller