Form 10-Q
period 2020-09-26
MUELLER INDUSTRIES INC
filed 2020-10-21
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 26, 2020	Commission file number	1-6770
MUELLER INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Schilling Boulevard	Suite 100
Collierville	Tennessee	38017
(Address of principal executive offices)		(Zip Code)
(901) 753-3200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock	MLI	NYSE
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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of October 16, 2020 was 57,080,225.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 26, 2020

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands, except per share data)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Net sales	$619,105	$608,602	$1,722,192	$1,886,777

Cost of goods sold	500,780	510,788	1,412,654	1,586,129
Depreciation and amortization	10,752	10,823	32,888	31,856
Selling, general, and administrative expense	38,346	40,739	114,714	121,838
Asset impairments	—	—	3,035	—
Litigation settlement, net	—	—	(21,933)	—

Operating income	69,227	46,252	180,834	146,954

Interest expense	(4,885)	(6,148)	(15,237)	(20,135)
Other income, net	522	533	3,634	823

Income before income taxes	64,864	40,637	169,231	127,642

Income tax expense	(15,450)	(7,665)	(42,623)	(27,643)
Loss from unconsolidated affiliates, net of foreign tax	(5,457)	(2,528)	(20,213)	(23,740)

Consolidated net income	43,957	30,444	106,395	76,259

Net income attributable to noncontrolling interests	(1,255)	(1,351)	(3,322)	(3,457)

Net income attributable to Mueller Industries, Inc.	$42,702	$29,093	$103,073	$72,802

Weighted average shares for basic earnings per share	55,816	55,832	55,805	55,771
Effect of dilutive stock-based awards	550	482	534	523

Adjusted weighted average shares for diluted earnings per share	56,366	56,314	56,339	56,294

Basic earnings per share	$0.77	$0.52	$1.85	$1.31

Diluted earnings per share	$0.76	$0.52	$1.83	$1.29

Dividends per share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Consolidated net income	$43,957	$30,444	$106,395	$76,259

Other comprehensive income (loss), net of tax:
Foreign currency translation	9,320	(6,692)	(11,514)	(3,612)
Net change with respect to derivative instruments and hedging activities, net of tax of $(43), $56, $(53), and $(34)	151	(195)	192	133
Net change in pension and postretirement obligation adjustments, net of tax of $92, $(232), $224, and $(323)	(170)	777	(715)	1,207
Attributable to unconsolidated affiliates, net of tax of $(99), $(159), $163, and $(240)	339	547	(564)	828

Total other comprehensive income (loss), net	9,640	(5,563)	(12,601)	(1,444)

Consolidated comprehensive income	53,597	24,881	93,794	74,815
Comprehensive income attributable to noncontrolling interests	(2,207)	(857)	(3,062)	(2,044)

Comprehensive income attributable to Mueller Industries, Inc.	$51,390	$24,024	$90,732	$72,771

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	September 26, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$113,640	$97,944
Accounts receivable, less allowance for doubtful accounts of $1,289 in 2020 and $770 in 2019	320,035	269,943
Inventories	271,310	292,107
Other current assets	24,880	33,778

Total current assets	729,865	693,772

Property, plant, and equipment, net	368,736	363,128
Operating lease right-of-use assets	22,397	26,922
Goodwill, net	185,479	153,276
Intangible assets, net	62,474	60,082
Investments in unconsolidated affiliates	27,423	48,363
Other assets	23,638	25,397

Total assets	$1,420,012	$1,370,940

Liabilities
Current liabilities:
Current portion of debt	$6,684	$7,530
Accounts payable	108,063	85,644
Accrued wages and other employee costs	49,016	41,673
Current portion of operating lease liabilities	6,320	5,250
Other current liabilities	82,669	94,190

Total current liabilities	252,752	234,287

Long-term debt, less current portion	342,972	378,724
Pension liabilities	5,773	9,126
Postretirement benefits other than pensions	12,413	13,082
Environmental reserves	19,809	19,972
Deferred income taxes	18,066	21,094
Noncurrent operating lease liabilities	16,464	22,388
Other noncurrent liabilities	12,412	10,131

Total liabilities	680,661	708,804

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 57,080,225 in 2020 and 56,949,246 in 2019	802	802
Additional paid-in capital	277,663	278,609
Retained earnings	988,983	903,070
Accumulated other comprehensive loss	(81,111)	(68,770)
Treasury common stock, at cost	(468,716)	(470,243)

Total Mueller Industries, Inc. stockholders' equity	717,621	643,468
Noncontrolling interests	21,730	18,668

Total equity	739,351	662,136

Total liabilities and equity	$1,420,012	$1,370,940

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
(In thousands)	September 26, 2020	September 28, 2019

Cash flows from operating activities
Consolidated net income	$106,395	$76,259
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	33,127	32,095
Stock-based compensation expense	6,332	6,355
Provision for doubtful accounts receivable	953	(66)
Loss from unconsolidated affiliates	20,213	23,740
Loss (gain) on disposals of properties	144	(24)
Impairment charges	3,035	—
Change in fair value of contingent consideration	—	4,500
Deferred income tax benefit	(836)	(1,593)
Changes in assets and liabilities, net of effects of business acquired:
Receivables	(45,530)	(47,367)
Inventories	41,598	50,985
Other assets	9,053	(7,485)
Current liabilities	25,913	1,687
Other liabilities	(5,813)	(7,112)
Other, net	2,294	(47)

Net cash provided by operating activities	196,878	131,927

Cash flows from investing activities
Capital expenditures	(29,204)	(20,162)
Acquisition of businesses, net of cash acquired	(72,648)	3,465
Investments in unconsolidated affiliates	—	(11,000)
Issuance of notes receivable	(9,155)	—
Proceeds from sales of assets	12	385

Net cash used in investing activities	(110,995)	(27,312)

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(16,754)	(16,738)
Repurchase of common stock	(5,574)	(1,763)
Payment of contingent consideration	(7,000)	(3,170)
Issuance of long-term debt	150,027	100,658
Repayments of long-term debt	(186,492)	(151,305)
Repayment of debt by consolidated joint ventures, net	(299)	(4,352)
Net cash used to settle stock-based awards	(160)	(1,069)

Net cash used in financing activities	(66,252)	(77,739)

Effect of exchange rate changes on cash	(3,294)	(1,511)

Increase in cash, cash equivalents, and restricted cash	16,337	25,365
Cash, cash equivalents, and restricted cash at the beginning of the period	98,042	77,138

Cash, cash equivalents, and restricted cash at the end of the period	$114,379	$102,503
See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Common stock:
Balance at beginning of period	$802	$802	$802	$802

Balance at end of period	$802	$802	$802	$802

Additional paid-in capital:
Balance at beginning of period	$281,856	$280,626	$278,609	$276,849
Issuance of shares under incentive stock option plans	(229)	(341)	(896)	(624)
Stock-based compensation expense	2,134	2,053	6,332	6,355
Issuance of restricted stock	(6,098)	(6,140)	(6,382)	(6,382)

Balance at end of period	$277,663	$276,198	$277,663	$276,198

Retained earnings:
Balance at beginning of period	$951,992	$857,121	$903,070	$824,737
Net income attributable to Mueller Industries, Inc.	42,702	29,093	103,073	72,802
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(5,711)	(5,677)	(17,160)	(17,002)

Balance at end of period	$988,983	$880,537	$988,983	$880,537

Accumulated other comprehensive loss:
Balance at beginning of period	$(89,799)	$(74,754)	$(68,770)	$(79,792)
Total other comprehensive income (loss) attributable to Mueller Industries, Inc.	8,688	(5,069)	(12,341)	(31)

Balance at end of period	$(81,111)	$(79,823)	$(81,111)	$(79,823)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In thousands)	For the Quarter Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Treasury stock:
Balance at beginning of period	$(474,170)	$(475,524)	$(470,243)	$(474,240)
Issuance of shares under incentive stock option plans	(644)	(601)	719	(445)
Repurchase of common stock	—	—	(5,574)	(1,763)
Issuance of restricted stock	6,098	6,059	6,382	6,382

Balance at end of period	$(468,716)	$(470,066)	$(468,716)	$(470,066)

Noncontrolling interests:
Balance at beginning of period	$19,523	$16,091	$18,668	$14,904
Net income attributable to noncontrolling interests	1,255	1,351	3,322	3,457
Foreign currency translation	952	(494)	(260)	(1,413)

Balance at end of period	$21,730	$16,948	$21,730	$16,948
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

Note 2 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method. Approximately three thousand and 110 thousand stock-based awards were excluded from the computation of diluted earnings per share for the quarters ended September 26, 2020 and September 28, 2019, respectively, because they were antidilutive.

Note 3 – Acquisitions

Kessler Sales and Distribution, LLC

On August 3, 2020, the Company entered into an asset purchase agreement with Wieland-Kessler LLC, whereby the Company purchased the Kessler distribution business, which included inventory, manufacturing equipment, and related assets. The total purchase price was $57.2 million in cash paid at closing. The Company treated this as a business combination. The acquired business, Kessler Sales and Distribution, LLC, is a distributor of residential and commercial plumbing products. It is reported within and complements the Company’s existing businesses in the Piping Systems segment.

The provisional fair value of tangible assets acquired totaled $26.0 million, consisting primarily of inventory. Of the remaining purchase price, $31.2 million was allocated to tax-deductible goodwill and intangible assets. The purchase price allocation is provisional as of September 26, 2020 and subject to change upon completion of the final valuation of the long-lived assets during the measurement period.

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

The fair value of the tangible assets acquired totaled $6.2 million, consisting primarily of property, plant, and equipment of $3.7 million, inventories of $1.8 million, and accounts receivable of $0.7 million. The fair value of the liabilities assumed totaled $0.2 million, consisting primarily of accounts payable. Of the remaining purchase price, $9.4 million was allocated to tax-deductible goodwill and intangible assets. The purchase price allocation is provisional as of September 26, 2020 and subject to change upon completion of the final valuation of the long-lived assets and working capital during the measurement period.

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

Summarized segment information is as follows:

	For the Quarter Ended September 26, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$409,414	$118,831	$97,604	$(6,744)	$619,105

Cost of goods sold	339,904	95,717	70,450	(5,291)	500,780
Depreciation and amortization	5,362	1,774	2,547	1,069	10,752
Selling, general, and administrative expense	19,285	2,992	6,451	9,618	38,346

Operating income	44,863	18,348	18,156	(12,140)	69,227

Interest expense					(4,885)
Other income, net					522

Income before income taxes					$64,864

	For the Quarter Ended September 28, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$390,917	$135,443	$90,938	$(8,696)	$608,602

Cost of goods sold	330,418	117,893	70,523	(8,046)	510,788
Depreciation and amortization	5,751	1,836	2,491	745	10,823
Selling, general, and administrative expense	18,738	3,115	9,961	8,925	40,739

Operating income	36,010	12,599	7,963	(10,320)	46,252

Interest expense					(6,148)
Other income, net					533

Income before income taxes					$40,637

Segment information (continued):

	For the Nine Months Ended September 26, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,128,467	$338,652	$276,983	$(21,910)	$1,722,192

Cost of goods sold	931,339	285,788	206,083	(10,556)	1,412,654
Depreciation and amortization	16,517	5,771	7,770	2,830	32,888
Selling, general, and administrative expense	54,963	8,690	19,607	31,454	114,714
Asset impairments	3,035	—	—	—	3,035
Litigation settlement, net	—	—	—	(21,933)	(21,933)

Operating income	122,613	38,403	43,523	(23,705)	180,834

Interest expense					(15,237)
Other income, net					3,634

Income before income taxes					$169,231

	For the Nine Months Ended September 28, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,193,274	$434,037	$276,853	$(17,387)	$1,886,777

Cost of goods sold	1,019,546	372,542	212,201	(18,160)	1,586,129
Depreciation and amortization	16,953	5,518	6,932	2,453	31,856
Selling, general, and administrative expense	56,620	9,280	24,336	31,602	121,838

Operating income	100,155	46,697	33,384	(33,282)	146,954

Interest expense					(20,135)
Other income, net					823

Income before income taxes					$127,642

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended September 26, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$320,619	$—	$—	$320,619
Brass rod and forgings	—	89,487	—	89,487
OEM components, tube & assemblies	7,402	11,215	35,957	54,574
Valves and plumbing specialties	81,393	—	—	81,393
Other	—	18,129	61,647	79,776

	409,414	118,831	97,604	625,849

Intersegment sales				(6,744)

Net sales				$619,105

	For the Quarter Ended September 28, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$320,789	$—	$—	$320,789
Brass rod and forgings	—	103,616	—	103,616
OEM components, tube & assemblies	7,059	11,724	32,334	51,117
Valves and plumbing specialties	63,069	—	—	63,069
Other	—	20,103	58,604	78,707

	390,917	135,443	90,938	617,298

Intersegment sales				(8,696)

Net sales				$608,602

	For the Nine Months Ended September 26, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$878,764	$—	$—	$878,764
Brass rod and forgings	—	253,647	—	253,647
OEM components, tube & assemblies	49,509	32,524	105,461	187,494
Valves and plumbing specialties	200,194	—	—	200,194
Other	—	52,481	171,522	224,003

	1,128,467	338,652	276,983	1,744,102

Intersegment sales				(21,910)

Net sales				$1,722,192

Disaggregation of revenue from contracts with customers (continued):

	For the Nine Months Ended September 28, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$986,783	$—	$—	$986,783
Brass rod and forgings	—	333,622	—	333,622
OEM components, tube & assemblies	21,786	37,613	106,542	165,941
Valves and plumbing specialties	184,705	—	—	184,705
Other	—	62,802	170,311	233,113

	1,193,274	434,037	276,853	1,904,164

Intersegment sales				(17,387)

Net sales				$1,886,777

Note 5 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	September 26, 2020	December 28, 2019

Cash & cash equivalents	$113,640	$97,944
Restricted cash included within other current assets	636	—
Restricted cash included within other assets	103	98

Total cash, cash equivalents, and restricted cash	$114,379	$98,042

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 6 – Inventories

(In thousands)	September 26, 2020	December 28, 2019

Raw materials and supplies	$78,210	$85,769
Work-in-process	41,136	48,814
Finished goods	159,674	163,842
Valuation reserves	(7,710)	(6,318)

Inventories	$271,310	$292,107

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

At September 26, 2020, the Company held open futures contracts to purchase approximately $7.0 million of copper over the next 15 months related to fixed price sales orders.  The fair value of those futures contracts was a $0.7 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At September 26, 2020, this amount was approximately $0.5 million of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At September 26, 2020, the Company held open futures contracts to sell approximately $0.6 million of copper over the next six months related to copper inventory.  The fair value of those futures contracts was a $35 thousand net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	September 26, 2020	December 28, 2019	Balance Sheet Location	September 26, 2020	December 28, 2019

Commodity contracts - gains	Other current assets	$791	$1,435	Other current liabilities	$—	$50
Commodity contracts - losses	Other current assets	(18)	(12)	Other current liabilities	—	(159)

Total derivatives (1)		$773	$1,423		$—	$(109)
(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended		For the Nine Months Ended
(In thousands)	Location	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Undesignated derivatives:
Gain (loss) on commodity contracts (nonqualifying)	Cost of goods sold	843	(467)	(3,596)	1,425

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended September 26, 2020
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$337	Cost of goods sold	$(180)
Other	(6)	Other	—

Total	$331	Total	$(180)

	For the Quarter Ended September 28, 2019
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$130	Cost of goods sold	$(332)
Other	8	Other	(1)

Total	$138	Total	$(333)

Changes recognized in and reclassified from AOCI (continued):

	For the Nine Months Ended September 26, 2020
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(5,084)	Cost of goods sold	$5,273
Other	2	Other	1

Total	$(5,082)	Total	$5,274

	For the Nine Months Ended September 28, 2019
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$749	Cost of goods sold	$(629)
Other	14	Other	(1)

Total	$763	Total	$(630)

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At September 26, 2020 and December 28, 2019, the amount of restricted cash recorded in other current assets as collateral related to open derivative contracts under the master netting arrangements was immaterial.

Long-Term Debt

The fair value of long-term debt at September 26, 2020 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

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

(In thousands)	September 26, 2020	December 28, 2019

Current assets	$177,121	$198,559
Noncurrent assets	79,310	87,218
Current liabilities	151,298	147,801
Noncurrent liabilities	50,783	51,219

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Net sales	$73,850	$129,589	$284,398	$362,978
Gross profit	7,565	17,006	32,073	40,339
Net loss	(10,916)	(3,952)	(40,883)	(43,671)

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarter and nine months ended September 26, 2020 included net losses of $5.5 million and $20.4 million, respectively, for Tecumseh.

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

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the nine months ended September 26, 2020 included net income of $0.2 million for Mueller Middle East.

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarter and nine months ended September 28, 2019 included net losses of $0.5 million and $1.9 million, respectively, for Mueller Middle East.

Note 9 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Pension benefits:
Interest cost	$862	$1,455	$2,586	$4,365
Expected return on plan assets	(1,496)	(2,077)	(4,486)	(6,230)
Amortization of net loss	494	485	1,482	1,455

Net periodic benefit income	$(140)	$(137)	$(418)	$(410)

Other benefits:
Service cost	$59	$64	$176	$191
Interest cost	106	153	321	459
Amortization of prior service credit	(117)	(226)	(401)	(677)
Amortization of net gain	(50)	(10)	(150)	(31)
Curtailment gain	—	$—	(2,591)	$—

Net periodic benefit income	$(2)	$(19)	$(2,645)	$(58)

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

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980s, of implementing various remedial measures, including sealing mine portals with concrete plugs in portals that were discharging water.  The sealing program achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 QCB Order, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage, and again extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new 10-year permit will include an order requiring continued implementation of BMP through 2030 to address residual discharges of acid rock drainage.  The Company currently estimates that it will spend between approximately $12.7 million and $17.7 million for remediation at these sites over the next 30 years and has accrued a reserve at the low end of this range.

Lead Refinery Site

U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of MRRC, has conducted corrective action and interim remedial activities (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act since December 1996.  Although the Site Activities have been substantially concluded, Lead Refinery is required to perform monitoring and maintenance-related activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management effective as of March 2, 2013.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are estimated at between $1.8 million and $2.3 million over the next 17 years. The Company has recorded a reserve at the low end of this range.

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). The Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs currently estimate it will cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs, $0.4 million of which has been incurred by those PRPs and paid for by the Company to date.  As of September 26, 2020, the Company has made payments of approximately $7.1 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs, and has reserved its rights to petition the EPA for reimbursement of any costs incurred to comply with the UAOs upon the completion of the work required therein.  In October 2017, a group of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in a private tort action relating to the site; the Company, Arava, and MRRC were voluntarily dismissed from that litigation without prejudice in March 2018.  A second civil action asserting similar claims was filed against the Company, Arava, MRRC, and Lead Refinery in September 2018. At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1), including, but not limited to, EPA oversight costs for which EPA may attempt to seek reimbursement from the Company, and past costs for which other PRPs may attempt to seek contribution from the Company.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at September 26, 2020 were $19.5 million.

Note 11 – Income Taxes

The Company’s effective tax rate for the third quarter of 2020 was 24 percent compared with 19 percent for the same period last year.  The primary items impacting the effective tax rate for the third quarter of 2020 were the provision for state income taxes, net of the federal benefit, of $1.4 million, and other items totaling $0.4 million.

The Company’s effective tax rate for the third quarter of 2019 was 19 percent. The items impacting the effective tax rate for the third quarter of 2019 were primarily attributable to benefits of $1.0 million related to the one-time transition tax on the accumulated earnings of certain foreign subsidiaries and $0.8 million related to other items. These were partially offset by the provision for state income taxes, net of the federal benefit, of $1.0 million.

The Company’s effective tax rate for the first nine months of 2020 was 25 percent compared with 22 percent for the same period last year. The items impacting the effective tax rate for the first nine months of 2020 were primarily attributable to the provision for state income taxes, net of the federal benefit, of $4.8 million, the effect of foreign tax rates higher than statutory tax rates of $1.7 million, and $0.6 million of other items.

The Company’s effective tax rate for the first nine months of 2019 was 22 percent. The items impacting the effective tax rate for the first nine months of 2019 were primarily attributable to the provision for state income taxes, net of the federal benefit, of $3.3 million, which was partially offset by the recognition of a $1.6 million benefit related to an increased tax loss on the sale of a foreign subsidiary in a prior period, a reduction of $0.6 million related to the one-time transition tax on the accumulated earnings of certain foreign subsidiaries, and $0.3 million of other items.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions.  The statute of limitations is open for the Company’s federal tax return and most state income tax returns for 2015 and all subsequent years, and is open for certain state and foreign returns for earlier tax years due to ongoing audits and differing statute periods. The Internal Revenue Service is currently auditing the Company’s 2015 and 2017 federal consolidated returns. While the Company believes that it is adequately reserved for possible future audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Nine Months Ended September 26, 2020
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 28, 2019	$(46,198)	$476	$(21,855)	$(1,193)	$(68,770)

Other comprehensive loss before reclassifications	(11,254)	(5,082)	(1,468)	(564)	(18,368)
Amounts reclassified from AOCI	—	5,274	753	—	6,027

Net current-period other comprehensive loss	(11,254)	192	(715)	(564)	(12,341)

Balance as of September 26, 2020	$(57,452)	$668	$(22,570)	$(1,757)	$(81,111)

	For the Nine Months Ended September 28, 2019
(In thousands)	Cumulative Translation Adjustment	Unrealized (Loss) Gain on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 29, 2018	$(54,257)	$(214)	$(24,967)	$(354)	$(79,792)

Other comprehensive (loss) income before reclassifications	(2,199)	763	587	828	(21)
Amounts reclassified from AOCI	—	(630)	620	—	(10)

Net current-period other comprehensive (loss) income	(2,199)	133	1,207	828	(31)

Balance as of September 28, 2019	$(56,456)	$(81)	$(23,760)	$474	$(79,823)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019	Affected line item

Unrealized (gains) losses on derivative commodity contracts	$(248)	$(394)	$6,581	$(764)	Cost of goods sold
	68	61	(1,307)	134	Income tax expense (benefit)

	$(180)	$(333)	$5,274	$(630)	Net of tax and noncontrolling interests

Amortization of net loss and prior service cost on employee benefit plans	$327	$249	$931	$747	Other income, net
	(63)	(42)	(178)	(127)	Income tax benefit

	$264	$207	$753	$620	Net of tax and noncontrolling interests

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

•Climate: The Climate segment is composed of Refrigeration Products, Fabricated Tube Products, Westermeyer, Turbotec, ATCO, Linesets, Inc., and Shoals Tubular, Inc. (STI). The segment manufactures and sells refrigeration valves and fittings, fabricated tubular products, high pressure components, coaxial heat exchangers, and insulated HVAC flexible duct systems, line sets, brazed manifolds, headers, and distributor assemblies. The segment sells its products primarily to the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

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

According to the U.S. Census Bureau, the September 2020 seasonally adjusted annual rate of new housing starts was 1.42 million, compared to the September 2019 rate of 1.27 million. Mortgage rates remain at historically low levels, as the average 30-year fixed mortgage rate was 3.23 percent for the first nine months of 2020 and 3.94 percent for the twelve months ended December 2019. The private non-residential construction sector includes offices, industrial, health care, and retail projects. According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $472.0 billion in August 2020 compared to the August 2019 rate of $493.3 billion.

Profitability of certain of our product lines depends upon the “spreads” between the cost of raw material and the selling prices of our products. The open market prices for copper cathode and copper and brass scrap, for example, influence the selling price of copper tube and brass rod, two principal products manufactured by the Company. We attempt to minimize the effects on profitability from fluctuations in material costs by passing through these costs to our customers; however, margins of our businesses that account for inventory on a FIFO basis may be impacted in periods of significant fluctuations in material costs. Our earnings and cash flow are dependent upon these spreads that fluctuate based upon market conditions.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first nine months of 2020 and 2019:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 26, 2020	September 28, 2019	2020 vs. 2019	September 26, 2020	September 28, 2019	2020 vs. 2019

Net sales	$619,105	$608,602	1.7%	$1,722,192	$1,886,777	(8.7)%
Operating income	69,227	46,252	49.7	180,834	146,954	23.1
Net income	42,702	29,093	46.8	103,073	72,802	41.6

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	2.5%	(1.2)%
Unit sales volume in core product lines	(4.9)	(8.1)
Acquisitions	4.0	1.6
Other	0.1	(1.0)

	1.7%	(8.7)%

The increase in net sales during the third quarter of 2020 was primarily due to (i) sales of $20.9 million recorded by Kessler Sales and Distribution (KSD), acquired in August 2020, (ii) higher net selling prices of $15.1 million in our core product lines, primarily copper tube and brass rod, and (iii) sales of $3.3 million recorded by Shoals Tubular, Inc. (STI), acquired in January 2020. These increases were partially offset by lower unit sales volume of $29.6 million in our core product lines.

The decrease in net sales during the first nine months of 2020 was primarily due to (i) lower unit sales volume of $152.5 million in our core product lines, (ii) lower net selling prices of $22.9 million in our core product lines, and (iii) a decrease in sales in our non-core product lines of $19.0 million. Lower unit sales volume during 2020 was due in part to the impacts of the COVID-19 pandemic on demand for our products, particularly during the second quarter of 2020. These decreases were partially offset by (i) sales of $20.9 million recorded by KSD and (ii) sales of $9.0 million recorded by STI.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2020 and 2019:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Cost of goods sold	$500,780	$510,788	$1,412,654	$1,586,129
Depreciation and amortization	10,752	10,823	32,888	31,856
Selling, general, and administrative expense	38,346	40,739	114,714	121,838
Asset impairments	—	—	3,035	—
Litigation settlement, net	—	—	(21,933)	—

Operating expenses	$549,878	$562,350	$1,541,358	$1,739,823

	For the Quarter Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Cost of goods sold	80.9%	83.9%	82.0%	84.1%
Depreciation and amortization	1.7	1.8	1.9	1.7
Selling, general, and administrative expense	6.2	6.7	6.7	6.4
Asset impairments	—	—	0.2	—
Litigation settlement, net	—	—	(1.3)	—

Operating expenses	88.8%	92.4%	89.5%	92.2%

Q3 2020 compared to Q3 2019

Cost of goods sold decreased in the third quarter of 2020 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 19.1 percent compared with 16.1 percent in the prior year quarter. This improvement was primarily due to the impact on spreads from rising material costs for our businesses that account for inventory on a FIFO basis, an increased mix of sales from higher margin products, lower manufacturing costs, and lower employee healthcare costs. Depreciation and amortization was consistent with the third quarter of 2019. Selling, general, and administrative expense decreased in the third quarter of 2020 primarily as a result of (i) expense recognized for contingent consideration arrangements associated with businesses acquired of $3.9 million recognized in the prior year, (ii) a decrease in bad debt expense of $1.1 million, and (iii) a decrease in travel and entertainment expense of $1.0 million. These decreases were offset by (i) expenses associated with KSD and STI of $2.6 million and (ii) an increase in employment costs of $0.8 million.

Interest expense decreased for the third quarter of 2020 primarily as a result of decreased borrowing costs due to lower principal outstanding and reduced interest rates associated with our unsecured $350.0 million revolving credit facility. Other income, net, was consistent with the third quarter of 2019.

Our effective tax rate for the third quarter of 2020 was 24 percent compared with 19 percent for the same period last year.  The items impacting the effective tax rate were primarily related to the provision for state income taxes, net of the federal benefit, of $1.4 million, and other items of $0.4 million.

For the third quarter of 2019, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to benefits of $1.0 million related to the one-time transition tax on the accumulated earnings of certain foreign subsidiaries and $0.8 million related to other items. These were partially offset by the provision for state income taxes, net of the federal benefit, of $1.0 million.

During the third quarter of 2020 and the third quarter of 2019, we recognized losses of $5.5 million and $2.5 million, respectively, on our investments in unconsolidated affiliates.

YTD 2020 compared to YTD 2019

Cost of goods sold decreased in the first nine months of 2020 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 18.0 percent compared with 15.9 percent in the prior year quarter. This improvement was primarily due to the impact on spreads from rising material costs for our businesses that account for inventory on a FIFO basis, an increased mix of sales from higher margin products, lower manufacturing costs, and lower employee healthcare costs. Depreciation and amortization increased slightly in the first nine months of 2020 primarily as a result of (i) depreciation of property, plant, and equipment placed into service in the prior year and (ii) depreciation and amortization of the long-lived assets of businesses acquired. Selling, general, and administrative expense decreased in the first nine months of 2020 primarily as a result of (i) expense recognized for contingent consideration arrangements associated with businesses acquired of $5.7 million recognized in the prior year, (ii) a decrease in travel and entertainment expense of $2.4 million, (iii) a decrease in employment costs of $1.8 million, and (iv) a decrease in lease expense of $1.1 million. These decreases were partially offset by (i) expenses associated with KSD and STI of $3.7 million and (ii) an increase in bad debt expense of $0.9 million. In addition, during the first nine months of 2020 we recognized a gain of $21.9 million for the settlement of our claim under the Deepwater Horizon Economic and Property Damage Settlement Program and asset impairment charges of $3.0 million related to production equipment that was idled during the first nine months of 2020.

Interest expense decreased for the first nine months of 2020 primarily as a result of decreased borrowing costs due to lower principal outstanding and reduced interest rates associated with our unsecured $350.0 million revolving credit facility. Other income, net, for the first nine months of 2020 increased primarily due to a curtailment gain related to our benefit plans.

Our effective tax rate for the first nine months of 2020 was 25 percent compared with 22 percent for the same period last year.  The items impacting the effective tax rate are primarily related to the provision for state income taxes, net of the federal benefit, of $4.8 million, the effect of foreign tax rates higher than statutory tax rates of $1.7 million, and $0.6 million of other items.

For the first nine months of 2019, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to the provision for state income taxes, net of the federal benefit, of $3.3 million, which was partially offset by the recognition of a $1.6 million benefit related to an increased tax loss on the sale of a foreign subsidiary in a prior period, a reduction of $0.6 million related to the one-time transition tax on the accumulated earnings of certain foreign subsidiaries, and $0.3 million of other items.

During the first nine months of 2020 and the first nine months of 2019, we recognized losses of $20.2 million and $23.7 million, respectively, on our investments in unconsolidated affiliates.

Piping Systems Segment

The following table compares summary operating results for the first nine months of 2020 and 2019 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 26, 2020	September 28, 2019	2020 vs. 2019	September 26, 2020	September 28, 2019	2020 vs. 2019

Net sales	$409,414	$390,917	4.7%	$1,128,467	$1,193,274	(5.4)%
Operating income	44,863	36,010	24.6	122,613	100,155	22.4

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	4.1%	(0.9)%
Unit sales volume in core product lines	(2.9)	(5.6)
Acquisitions	5.4	1.8
Other	(1.9)	(0.7)

	4.7%	(5.4)%

The increase in net sales during the third quarter of 2020 was primarily attributable to (i) sales of $20.9 million recorded by KSD and (ii) higher net selling prices in the segment’s core product lines, primarily copper tube, of $15.9 million. These increases were partially offset by (i) lower unit sales volume of $11.0 million in the segment’s core product lines and (ii) a decrease in sales in the segment’s non-core product lines of $2.7 million.

Net sales during the first nine months of 2020 decreased primarily as a result of (i) lower unit sales volume of $66.4 million in the segment’s core product lines, (ii) lower net selling prices in the segment’s core product lines of $10.9 million, and (iii) a decrease in sales in the segment’s non-core product lines of $6.2 million. These decreases were partially offset by sales of $20.9 million recorded by KSD.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2020 and 2019:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Cost of goods sold	$339,904	$330,418	$931,339	$1,019,546
Depreciation and amortization	5,362	5,751	16,517	16,953
Selling, general, and administrative expense	19,285	18,738	54,963	56,620
Asset impairments	—	—	3,035	—

Operating expenses	$364,551	$354,907	$1,005,854	$1,093,119

	For the Quarter Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Cost of goods sold	83.0%	84.5%	82.5%	85.4%
Depreciation and amortization	1.3	1.5	1.5	1.4
Selling, general, and administrative expense	4.7	4.8	4.9	4.8
Asset impairments	—	—	0.2	—

Operating expenses	89.0%	90.8%	89.1%	91.6%

The increase in cost of goods sold during the third quarter of 2020 was primarily due to the increase in sales volume related to KSD and the increase in the average cost of copper, our principal raw material, partially offset by the decrease in sales volume in the segment’s core product lines.  Depreciation and amortization was consistent with the third quarter of 2019. Selling, general, and administrative expense increased for the third quarter of 2020 primarily as a result of expenses associated with KSD of $2.1 million. This was partially offset by (i) a decrease in employment costs of $1.1 million and (ii) a decrease in travel and entertainment expense of $0.7 million.

The decrease in cost of goods sold during the first nine months of 2020 was primarily due to the factors noted above regarding the change in net sales.  Depreciation and amortization was consistent with the first nine months of 2019. Selling, general, and administrative expense decreased for the first nine months of 2020 primarily as a result of (i) a reduction in employment costs of $2.3 million, (ii) a decrease in travel and entertainment expense of $1.6 million, (iii) a decrease in marketing expenses of $1.0 million, and (iv) a decrease in supplies and utilities of $0.6 million. These decreases were partially offset by (i) expenses associated with KSD of $2.1 million and (ii) higher foreign currency transaction losses of $0.8 million. In addition, during the first nine months of 2020 the segment recognized asset impairment charges of $3.0 million related to production equipment that was idled during the period.

Industrial Metals Segment

The following table compares summary operating results for the first nine months of 2020 and 2019 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 26, 2020	September 28, 2019	2020 vs. 2019	September 26, 2020	September 28, 2019	2020 vs. 2019

Net sales	$118,831	$135,443	(12.3)%	$338,652	$434,037	(22.0)%
Operating income	18,348	12,599	45.6	38,403	46,697	(17.8)

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	(0.6)%	(2.8)%
Unit sales volume in core product lines	(14.0)	(20.2)
Other	2.3	1.0

	(12.3)%	(22.0)%

The decrease in net sales during the third quarter of 2020 was primarily due to lower unit sales volume of $18.6 million in the segment’s core product lines, primarily brass rod.

The decrease in net sales during the first nine months of 2020 was primarily due to (i) lower unit sales volume of $86.1 million and (ii) lower net selling prices of $12.0 million in the segment’s core product lines, primarily brass rod.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2020 and 2019:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Cost of goods sold	$95,717	$117,893	$285,788	$372,542
Depreciation and amortization	1,774	1,836	5,771	5,518
Selling, general, and administrative expense	2,992	3,115	8,690	9,280

Operating expenses	$100,483	$122,844	$300,249	$387,340

	For the Quarter Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Cost of goods sold	80.5%	87.0%	84.4%	85.8%
Depreciation and amortization	1.5	1.4	1.7	1.3
Selling, general, and administrative expense	2.6	2.3	2.6	2.1

Operating expenses	84.6%	90.7%	88.7%	89.2%

The decrease in cost of goods sold during the third quarter of 2020 was primarily due to the decrease in sales volume. Gross margin as a percentage of sales was 19.5 percent compared with 13.0 percent in the prior year quarter. This improvement was primarily the result of an increased mix of sales from higher margin businesses and lower costs. Depreciation and amortization and selling, general, and administrative expense were consistent with the third quarter of 2019.

The decrease in cost of goods sold during the first nine months of 2020 was primarily due to the factors noted above regarding the change in net sales. Depreciation and amortization was consistent with the first nine months of 2019. Selling, general, and administrative expense decreased for the first nine months of 2020 primarily as a result of (i) a decrease in employment costs of $0.6 million and (ii) a reduction in travel and entertainment expense of $0.2 million.

Climate Segment

The following table compares summary operating results for the first nine months of 2020 and 2019 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 26, 2020	September 28, 2019	2020 vs. 2019	September 26, 2020	September 28, 2019	2020 vs. 2019

Net sales	$97,604	$90,938	7.3%	$276,983	$276,853	—%
Operating income	18,156	7,963	128.0	43,523	33,384	30.4

Sales for the third quarter of 2020 increased primarily as a result of a increase in volume and price in certain product lines, as well as sales of $3.3 million recorded by STI.

Sales for the first nine months of 2020 were consistent with first nine months of 2019. This was primarily a result of sales of $9.0 million recorded by STI, offset by a decrease in volume and price in certain product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2020 and 2019:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Cost of goods sold	$70,450	$70,523	$206,083	$212,201
Depreciation and amortization	2,547	2,491	7,770	6,932
Selling, general and administrative expense	6,451	9,961	19,607	24,336

Operating expenses	$79,448	$82,975	$233,460	$243,469

	For the Quarter Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Cost of goods sold	72.2%	77.6%	74.4%	76.6%
Depreciation and amortization	2.6	2.7	2.8	2.5
Selling, general and administrative expense	6.6	10.9	7.1	8.8

Operating expenses	81.4%	91.2%	84.3%	87.9%

Cost of goods sold decreased slightly during the third quarter of 2020.  Gross margin as a percentage of sales was 27.8 percent compared with 22.4 percent in the prior year quarter. This improvement was primarily the result of improved spreads, an increased mix of sales from higher margin businesses, and lower operating costs. Depreciation and amortization was consistent with the third quarter of 2019. Selling, general, and administrative expenses for the third quarter of 2020 decreased as a result of expense recognized for contingent consideration arrangements associated with businesses acquired of $3.9 million recognized in the prior year. This was partially offset by expenses associated with STI of $0.5 million.

Cost of goods sold decreased during the first nine months of 2020 primarily due to factors noted above regarding the change in net sales.  Depreciation and amortization increased during the first nine months of 2020 primarily as a result of depreciation and amortization of the long-lived assets of businesses acquired. Selling, general, and administrative expenses decreased for the first nine months of 2020 as a result of (i) expense recognized for contingent consideration arrangements associated with businesses acquired of $5.7 million recognized in the prior year and (ii) a decrease in travel and entertainment expense of $0.3 million. This was partially offset by expenses associated with STI of $1.6 million.

Liquidity and Capital Resources

The following table presents selected financial information for the first nine months of 2020 and 2019:

(In thousands)	2020	2019

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$16,337	$25,365
Property, plant, and equipment, net	5,608	(9,325)
Total debt	(36,598)	(55,229)
Working capital, net of cash and current debt	1,086	(13,313)

Net cash provided by operating activities	196,878	131,927
Net cash used in investing activities	(110,995)	(27,312)
Net cash used in financing activities	(66,252)	(77,739)

Cash Flows from Operating Activities

During the nine months ended September 26, 2020, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $106.4 million, (ii) a decrease in inventories of $41.6 million, (iii) depreciation and amortization of $33.1 million, (iv) an increase in current liabilities of $25.9 million, (v) losses from unconsolidated affiliates of $20.2 million, (vi) a decrease in other assets of $9.1 million, (vii) stock-based compensation expense of $6.3 million, and (viii) asset impairment charges of $3.0 million. These increases were partially offset by (i) an increase in accounts receivable of $45.5 million and (ii) a decrease in other liabilities of $5.8 million.

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

Cash Flows from Investing Activities

The major components of net cash used in investing activities during the nine months ended September 26, 2020 included (i) $72.6 million for the purchase of KSD and STI, net of cash acquired, (ii) capital expenditures of $29.2 million and (iii) the issuance of notes receivable of $9.2 million.

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

Cash Flows from Financing Activities

For the nine months ended September 26, 2020, net cash used in financing activities consisted primarily of (i) $185.0 million used to reduce the debt outstanding under our Credit Agreement, (ii) $16.8 million used for the payment of regular quarterly dividends to stockholders of the Company, (iii) $7.0 million used for payment of contingent consideration related to ATCO, and (iv) $5.6 million used to repurchase common stock. These uses were partially offset by the issuance of debt under our Credit Agreement of $150.0 million.

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

As of September 26, 2020, we had $113.6 million of cash on hand and $275.5 million available to be drawn under the Credit Agreement. Our current ratio was 2.9 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $0.7 million during the first nine months of 2020.  We expect to spend approximately $0.6 million for the remainder of 2020 for ongoing environmental remediation activities.

The Company declared and paid a quarterly cash dividend of 10.0 cents per common share during the first, second, and third quarters of 2020 and 2019.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of September 26, 2020, the Company’s total debt was $349.7 million or 32.1 percent of its total capitalization.

The Debentures distributed as part of our special dividend are subordinated to all other funded debt of the Company and are callable, in whole or in part, at any time at the option of the Company, subject to declining call premiums during the first five years. The Debentures also grant each holder the right to require the Company to repurchase such holder’s Debentures in the event of a change in control at declining repurchase premiums during the first five years. Interest is payable semiannually on September 1 and March 1. Total Debentures outstanding as of September 26, 2020 were $284.5 million.

The Company’s Credit Agreement provides for an unsecured $350.0 million revolving credit facility which matures on December 6, 2021.  Total borrowings under the Credit Agreement were $55.0 million as of September 26, 2020. The Credit Agreement backed approximately $19.5 million in letters of credit at the end of the third quarter of 2020.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of September 26, 2020, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until July 2021, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 26, 2020, the Company has repurchased approximately 6.4 million shares under this authorization.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At September 26, 2020, we held open futures contracts to purchase approximately $7.0 million of copper over the next 15 months related to fixed-price sales orders and to sell approximately $0.6 million of copper over the next six months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of September 26, 2020, we held no open futures contracts to purchase natural gas.

Interest Rates

At September 26, 2020, we had variable-rate debt outstanding of $57.5 million.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on LIBOR.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At September 26, 2020, we had open forward contracts with a financial institution to sell approximately 17.6 million Swedish kronor and 6.7 million Norwegian kroner through January 2021.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of September 26, 2020.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 26, 2020 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending September 26, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2021, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 26, 2020, the Company had repurchased approximately 6.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended September 26, 2020.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

June 28, 2020 - July 25, 2020	6,766	$27.46	—	13,575,070
July 26, 2020 - August 22, 2020	40,893	$28.62	—	13,575,070
August 23, 2020 - September 26, 2020	516	$28.95	—	13,575,070
Total	48,175		—
(1) Includes shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting. Also includes shares resulting from restricted stock forfeitures at the average cost of treasury stock.
(2) Shares available to be purchased under the Company’s 20 million share repurchase authorization until July 2021. The extension of the authorization was announced on October 21, 2020.

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
October 21, 2020	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
October 21, 2020	Anthony J. Steinriede
Date	Vice President – Corporate Controller