Form 10-K
period 2020-12-26
MUELLER INDUSTRIES INC
filed 2021-02-24
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1,346,053,993.

The number of shares of the Registrant’s common stock outstanding as of February 19, 2021 was 57,115,648 excluding 23,067,356 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference into this Report: Registrant’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, scheduled to be mailed on or about March 25, 2021 (Part III).

MUELLER INDUSTRIES, INC.

_____________________

As used in this report, the terms “we,” “us,” “our,” “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

____________________

PART I

ITEM 1.	BUSINESS

Introduction

Mueller Industries, Inc. (the Company) is a leading manufacturer of copper, brass, aluminum, and plastic products.  The range of products we manufacture is broad:  copper tube and fittings; line sets; PEX plastic tube and fittings; steel nipples; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum impact extrusions; compressed gas valves; refrigeration valves and fittings; fabricated tubular products; pressure vessels; coaxial heat exchangers; insulated flexible duct systems; brazed manifolds; headers; and distributor assemblies.  We also resell brass and plastic plumbing valves, plastic fittings, malleable iron fittings, faucets, and plumbing specialty products.  Our operations are located throughout the United States and in Canada, Mexico, Great Britain, South Korea, the Middle East, and China.  The Company was incorporated in Delaware on October 3, 1990.

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

The Domestic Piping Systems Group manufactures and distributes copper tube, fittings, line sets, and pipe nipples, and resells steel pipe, brass and plastic plumbing valves, malleable iron fittings and faucets, and plumbing specialties.  These products are manufactured in the U.S., sold in the U.S., and exported to markets worldwide.  Our copper tube ranges in size from 1/8 inch to 8 1/8 inch diameter and is sold in various straight lengths and coils.  We are a market leader in the air-conditioning and refrigeration service tube markets and we also supply a variety of water tube in straight lengths and coils used for plumbing applications in virtually every type of construction project.  Our copper fittings, line sets, and related components are produced for the plumbing and heating industry to be used in water distribution systems, heating systems, air-conditioning, and refrigeration applications, and drainage, waste, and vent systems.

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

We acquired a 60 percent equity interest in Jungwoo-Mueller on April 26, 2016, Heatlink Group on May 31, 2017, Die-Mold on March 31, 2018 and Kessler Sales and Distribution on August 2, 2020.  These acquisitions complement our existing copper tube, line sets, copper fittings, and plastics businesses in the Piping Systems segment.

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

The total amount of order backlog for the Piping Systems segment as of December 26, 2020 was not significant.

We compete with various companies, depending on the product line.  In the U.S. copper tube business, domestic competition includes Cerro Flow Products LLC, and Cambridge-Lee Industries LLC (a subsidiary of Industrias Unidas S.A. de C.V.), as well as many actual and potential foreign competitors.  In the European copper tube business, we compete with several European-based manufacturers of copper tube as well as other foreign-based manufacturers.  In the Canadian copper tube business, our competitors include foreign-based manufacturers.  In the copper fittings market, our domestic competitors include Elkhart Products Company (a subsidiary of Aalberts Industries N.V.) and NIBCO, Inc.  We also compete with several foreign manufacturers.  Additionally, our copper tube and fittings businesses compete with a large number of manufacturers of substitute products made from other metals and plastic.

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

The segment sells its products primarily to domestic OEMs in the industrial, construction, HVAC, plumbing, and refrigeration markets.  The total amount of order backlog for the Industrial Metals Segment as of December 26, 2020 was not significant.

Competitors, primarily in the brass rod market, include Wieland Chase, LLC, a subsidiary of Wieland-Werke AG and others, both domestic and foreign.

Climate Segment

The Climate segment is composed of Refrigeration Products, Fabricated Tube Products, Westermeyer Industries, Inc. (Westermeyer), Turbotec Products, Inc. (Turbotec), ATCO Rubber Products, Inc. (ATCO), Linesets, Inc., and Shoals Tubular, Inc. (Shoals).

Refrigeration Products designs and manufactures valves, protection devices, and brass fittings for various OEMs in the commercial HVAC and refrigeration markets. Fabricated Tube Products manufactures tubular assemblies and fabrications for

OEMs in the HVAC and refrigeration markets. Westermeyer designs, manufactures, and distributes high-pressure components and accessories for the air-conditioning and refrigeration markets.  Turbotec manufactures coaxial heat exchangers and twisted tubes for the HVAC, geothermal, refrigeration, swimming pool heat pump, marine, ice machine, commercial boiler, and heat reclamation markets. ATCO manufactures and distributes insulated HVAC flexible duct systems. Shoals Tubular manufactures brazed manifolds, headers, and distributor assemblies.

We acquired ATCO on July 2, 2018 and Shoals on January 17, 2020.  These acquisitions complement our existing businesses in the Climate segment.

The segment’s sales are approximately evenly split between the OEM and wholesale channels in the HVAC and refrigeration markets in the U.S.  The total amount of order backlog for the Climate segment as of December 26, 2020 was not significant.

Human Capital Resources

As of December 26, 2020, the Company employed approximately 5,007 employees, of which approximately 1,678 were represented by various unions.  Those union contracts will expire as follows:

Location	Expiration Date
Port Huron, Michigan (Local 218 IAM)	May 7, 2023
Wynne, Arkansas (MCTP)	November 30, 2024
Port Huron, Michigan (Local 44 UAW)	June 26, 2022
Wynne, Arkansas (B&K LLC)	June 28, 2021
North Wales, Pennsylvania	July 31, 2021
Belding, Michigan	September 17, 2021
Fulton, Mississippi	October 2, 2021
Waynesboro, Tennessee	November 3, 2021

The union agreements at the Company’s U.K. and Mexico operations are renewed annually.  The Company expects to renew its union contracts without material disruption to its operations. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees and directors through the granting of stock-based compensation awards. The health and safety of our employees is our high priority and in particular, in response to the COVID-19 pandemic. We have taken additional measures to limit possible infections at the workplace.

Furthermore, we expect that our employees and members of our Board of Directors will conduct themselves ethically and properly as a matter of course and comply with the guidelines set forth on our Code of Business Conduct and Ethics.

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

Our copper tube facilities can accommodate both refined copper and certain grades of copper scrap as the primary feedstock.  The Company has commitments from refined copper producers for a portion of its metal requirements for 2021.  Adequate quantities of copper are currently available.  While we will continue to react to market developments, resulting pricing volatility or supply disruptions, if any, could nonetheless adversely affect the Company.

Environmental Proceedings

Compliance with environmental laws and regulations is a matter of high priority for the Company.  Mueller’s provision for environmental matters related to all properties was $4.2 million for 2020, $1.7 million for 2019, and $2.0 million for 2018.  The reserve for environmental matters was $24.0 million at December 26, 2020 and $20.9 million at December 28, 2019.  Environmental expenses related to non-operating properties are presented below operating income in the Consolidated Statements of Income, and costs related to operating properties are included in cost of goods sold.  We currently anticipate that we will need to make expenditures of approximately $4.3 million for compliance activities related to existing environmental matters during the next three fiscal years.

For a description of material pending environmental proceedings, see “Note 14 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Other Business Factors

Our business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held.  In addition, expenditures for Company-sponsored research and development activities were not material during 2020, 2019, or 2018.  No material portion of our business involves governmental contracts.

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

The exit by the United Kingdom (U.K.) from the European Union (EU) (Brexit) could adversely affect our business.

The U.K. left the EU on January 31, 2020 pursuant to the terms of a withdrawal agreement concluded between the UK government and the EU Council (Withdrawal Agreement). The Withdrawal Agreement allowed for a transition period during which the U.K.’s trading relationship with the EU remained largely unchanged while the future terms of that relationship were being negotiated. That transition period has now ended. On December 24, 2020, the U.K. and the EU announced that they had struck a new bilateral trade and cooperation deal governing the future relationship between the U.K. and the EU (Trade and Cooperation Agreement), which sets out the principles of the relationship between the EU and the U.K. following the end of the transition period. The Trade and Cooperation Agreement was formally approved by the 27 Member States of the EU on December 29, 2020, and was formally approved by the U.K. Parliament on December 30, 2020. As of the date of this Annual

Report on Form 10-K, the European Commission has proposed to apply the Trade and Cooperation Agreement on a provisional basis for a limited time until February 28, 2021, by which time the Trade and Cooperation Agreement must be approved by the European Parliament.

The Trade and Cooperation Agreement provides clarity in respect of the intended shape of the future relationship between the U.K. and the EU and some detailed matters of trade and cooperation. However, as of the date of this Annual Report on Form 10-K, there remain unavoidable uncertainties related to Brexit, and the new relationship between the U.K. and EU, which will continue to be developed and defined.

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

Location of Facility	Building Space (Sq. Ft.)	Primary Use	Owned or Leased

Piping Systems Segment
Fulton, MS	778,065	Manufacturing, Packaging, & Distribution	Owned
New Market, VA	413,120	Manufacturing & Distribution	Owned
Bilston, England	402,500	Manufacturing	Owned
Wynne, AR	400,000	Manufacturing & Distribution	Owned
Yangju City, Gyeonggi Province, South Korea	343,909	Manufacturing	Owned
Cedar City, UT	260,000	Manufacturing & Distribution	Owned
Woodbridge, NJ	247,000	Distribution	Leased
London, Ontario, Canada	200,400	Manufacturing	Owned
North Wales, PA	174,000	Manufacturing	Owned
Covington, TN	159,500	Manufacturing	Owned
Monterrey, Mexico	152,000	Manufacturing	Leased
Monterrey, Mexico	132,000	Manufacturing	Leased
Ennis, TX	109,700	Distribution	Leased
University Park, IL	90,100	Distribution	Leased
Ansonia, CT	89,396	Manufacturing & Distribution	Owned
Kansas City, MO	85,000	Distribution	Leased
St Thomas, Ontario Canada	73,124	Warehouse	Leased
Shelby, OH	61,750	Distribution	Leased
Atlanta, GA	60,293	Distribution	Leased
Dallas, TX	55,585	Distribution	Leased
Ontario, CA	54,209	Distribution	Leased
Jacksonville, FL	48,000	Distribution	Leased
Glendale Heights, IL	43,295	Distribution	Leased
Calgary, Alberta, Canada	22,084	Manufacturing	Leased
Calgary, Alberta, Canada	21,117	Manufacturing	Leased
Georgetown, Ontario, Canada	20,000	Manufacturing	Leased
Calgary, Alberta, Canada	20,000	Office Space	Leased
Calgary, Alberta, Canada	12,100	Warehouse	Leased

Industrial Metals Segment
Port Huron, MI	450,000	Manufacturing	Owned
Belding, MI	293,068	Manufacturing	Owned
Brooklyn, OH	163,200	Manufacturing	Leased
Marysville, MI	81,500	Manufacturing	Owned
Brighton, MI	65,000	Machining	Leased
Waynesboro, TN	57,000	Manufacturing	Leased
Middletown, OH	55,000	Manufacturing	Owned
Pittsburgh, PA	5,760	Office Space	Leased

Climate Segment
Plainville, GA	313,835	Manufacturing & Distribution	Owned

Location of Facility	Building Space (Sq. Ft.)	Primary Use	Owned or Leased
Fort Worth, TX	266,485	Manufacturing	Owned
Cartersville, GA	260,924	Manufacturing	Owned
Phoenix, AZ	250,250	Manufacturing & Distribution	Owned
Tampa , FL	202,614	Manufacturing & Distribution	Owned
Crawsfordville, IN	153,600	Manufacturing & Distribution	Owned
Fort Worth, TX	153,374	Manufacturing	Owned
Vineland, NJ	136,000	Manufacturing & Distribution	Owned
Guadalupe, Mexico	130,110	Manufacturing	Leased
Sacramento, CA	121,240	Manufacturing & Distribution	Owned
Bluffs, IL	107,000	Manufacturing	Owned
Fort Worth, TX	103,125	Manufacturing & Distribution	Owned
Hickory, NC	100,000	Manufacturing	Owned
Hartsville, TN	78,000	Manufacturing	Owned
Houston, TX	72,000	Manufacturing & Distribution	Owned
Carthage, TN	67,520	Manufacturing	Owned
Baltimore, MD	62,500	Manufacturing & Distribution	Owned
Florence, AL	62,000	Manufacturing	Leased
Springdale, AR	57,600	Manufacturing & Distribution	Owned
Gordonsville, TN	48,736	Manufacturing	Leased
Lawrenceville, GA	42,000	Manufacturing	Leased
Xinbei District, Changzhou, China	33,940	Manufacturing	Leased
Kansas City, MO	30,500	Manufacturing	Leased
Ansonia, CT	24,000	Manufacturing	Leased
Carrollton, TX	13,700	Office	Leased

ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “MLI.”  As of February 19, 2021, the number of holders of record of Mueller’s common stock was 653.

During fiscal 2019 and 2020, we paid a quarterly cash dividend of $0.10 per share of common stock.

Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2021, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 26, 2020, the Company has repurchased approximately 6.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the quarter ended December 26, 2020.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

September 27, 2020 – October 24, 2020	—	—	—	13,575,058
October 25, 2020 – November 21, 2020	8,150	34.11	—	13,575,058
November 22, 2020 – December 26, 2020	15,338	35.71	—	13,575,058
Total	23,488		—
(1) Includes shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting.
(2) Shares available to be purchased under the Company’s 20 million share repurchase authorization until July 2021. The extension of the authorization was announced on October 21, 2020.

Company Stock Performance

The following graph compares total stockholder return since December 26, 2015 to the Dow Jones U.S. Total Return Index (Total Return Index) and the Dow Jones U.S. Building Materials & Fixtures Index (Building Materials Index).  Total return values for the Total Return Index, the Building Materials Index and the Company were calculated based on cumulative total return values assuming reinvestment of (i) regular quarterly dividends paid by the Company, (ii) the cash paid by the Company in conjunction with the special dividend and (iii) the proceeds of an assumed sale at par of the Debentures paid by the Company in connection with the special dividend.

	2015	2016	2017	2018	2019	2020
Mueller Industries, Inc.	100.00	144.36	160.77	107.78	148.17	165.29
Dow Jones U.S. Total Return Index	100.00	112.25	136.38	129.60	169.96	204.63
Dow Jones U.S. Building Materials & Fixtures Index	100.00	118.45	139.59	110.61	161.86	200.83

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share data)	2020		2019		2018		2017	2016

For the fiscal year: (1)

Net sales	$2,398,043		$2,430,616		$2,507,878		$2,266,073	$2,055,622

Operating income (2)	245,838		191,403		172,969		150,807	154,401

Net income attributable to Mueller Industries, Inc.	139,493	(3)	100,972	(4)	104,459	(5)	85,598	99,727	(6)

Diluted earnings per share	2.47		1.79		1.82		1.49	1.74

Cash dividends per share	0.40		0.40		0.40		3.40	0.38

At year-end:

Total assets	1,528,568		1,370,940		1,369,549		1,320,173	1,447,476

Long-term debt	286,593		378,724		489,597		448,592	213,709

(1)Includes activity of acquired businesses from the following purchase dates: Kessler Sales & Distribution, August 3, 2020; Shoals Tubular, Inc., January 17, 2020; ATCO Rubber Products, Inc., July 2, 2018; Die-Mold Tool Limited, March 31, 2018; Pexcor Manufacturing Company Inc. and Heatlink Group Inc., May 31, 2017; Jungwoo Metal Ind. Co., LTD, April 26, 2016.
(2)Adjusted retroactively to reflect adoption of ASU 2017-07 that occurred during 2018. The components of net periodic benefit cost (income) other than the service cost component are included in other income (expense), net in the Consolidated Statements of Income.
(3)Includes litigation settlement gain of $22.1 million resulting from the Deepwater Horizon Economic and Property Damage Settlement, offset by charges of $17.8 million resulting from the termination of the U.S. defined benefit pension plan, and pre-tax impairment charges of $3.8 million on fixed assets.
(4)Includes net expense of $3.6 million resulting from the change in fair value of contingent consideration.
(5)Includes a pre-tax insurance recovery gain of $3.7 million related to the losses incurred due to the 2017 fire at the brass rod mill in Port Huron, Michigan.
(6)Includes pre-tax impairment charges of $6.8 million on fixed assets.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of December 26, 2020.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 26, 2020 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company acquired Shoals Tubular, Inc. and Kessler Sales & Distribution during 2020 and has excluded these businesses from management’s assessment of internal controls. The total value of assets for these businesses represents five percent of the Company’s consolidated total assets at December 26, 2020. Net sales and operating income from the dates of acquisition represent three percent of the Company’s consolidated net sales and less than one percent of operating income of the Company for 2020. Accordingly, these acquired businesses are not included in the scope of this report.

As required by Rule 13a-15(c) under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 26, 2020 based on the control criteria established in a report entitled Internal Control—Integrated Framework, (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such evaluation, management has concluded that our internal control over financial reporting was effective as of December 26, 2020.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 26, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mueller Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Mueller Industries, Inc.’s internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mueller Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 26, 2020, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Shoals Tubular, Inc. and Kessler Sales & Distribution, which are included in the 2020 consolidated financial statements of the Company and constituted 5% of total assets as of December 26, 2020 and 3% and 0% of net sales and operating income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Shoals Tubular, Inc. and Kessler Sales & Distribution.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 26, 2020 and December 28, 2019, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 26, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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
February 24, 2021

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is contained under the captions “Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees,” “Corporate Governance,” “Report of the Audit Committee of the Board of Directors,” and “Section 16(a) Beneficial Ownership Compliance Reporting” in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC on or about March 25, 2021, which is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to its chief executive officer, chief financial officer, and other financial executives.  We have also made the Code of Business Conduct and Ethics available on the Company’s website at www.muellerindustries.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption “Compensation Discussion and Analysis,” “Summary Compensation Table for 2020,” “2020 Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal 2020 Year-End,” “2020 Option Exercises and Stock Vested,” “Potential Payments Upon Termination of Employment or Change in Control as of the End of 2020,” “2020 Director Compensation,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “Corporate Governance” in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC on or about March 25, 2021, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table discloses information regarding the securities to be issued and the securities remaining available for issuance under the Registrant’s stock-based incentive plans as of December 26, 2020 (shares in thousands):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	793	$26.81	1,635

Equity compensation plans not approved by security holders	—	—	—

Total	793	$26.81	1,635

Other information required by Item 12 is contained under the captions “Principal Stockholders” and “Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees” in the Company’s Proxy Statement for

its 2021 Annual Meeting of Stockholders to be filed with the SEC on or about March 25, 2021, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption “Corporate Governance” in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC on or about March 25, 2021, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is contained under the caption “Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC on or about March 25, 2021, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

1.Financial Statements: the financial statements, notes, and report of independent registered public accounting firm described in Item 8 of this Annual Report on Form 10-K are contained in a separate section of this Annual Report on Form 10-K commencing on page F-1.

2.Financial Statement Schedule: the financial statement schedule described in Item 8 of this report is contained in a separate section of this Annual Report on Form 10-K commencing on page F-1.

3.Exhibits:
Certificate of Incorporation and Bylaws
3.aRestated Certificate of Incorporation of the Registrant dated February 8, 2007 (Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K, dated February 28, 2007, for the fiscal year ended December 30, 2006).
3.bAmended and Restated By-laws of the Registrant, effective as of January 15, 2016 (Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, dated January 19, 2016).
Long-Term Debt Instruments
4.1Indenture, dated March 9, 2017, among the Registrant (as issuer) and Regions Bank (as trustee) (Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated March 13, 2017).
4.2Form of 6% Subordinated Debenture due 2027 (Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated March 13, 2017).
4.3Certain instruments with respect to long-term debt of the Registrant have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instruments does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.  The Registrant agrees to furnish a copy of each such instrument upon request of the SEC.
4.4Description of securities
Consulting, Employment, and Compensatory Plan Agreements
10.1Mueller Industries, Inc. 2002 Stock Option Plan Amended and Restated as of February 16, 2006 (Incorporated herein by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K, dated February 28, 2007, for the fiscal year ended December 30, 2006).
10.2Mueller Industries, Inc. 2009 Stock Incentive Plan (Incorporated by reference from Appendix I to the Company’s 2009 Definitive Proxy Statement with respect to the Company’s 2009 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on March 26, 2009).
10.3Mueller Industries, Inc. 2014 Stock Incentive Plan (Incorporated by reference from Appendix I to the Company’s 2014 Definitive Proxy Statement with respect to the Company’s 2014 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on March 19, 2014).
10.4Amendment to the Mueller Industries, Inc. 2002 Stock Option Plan, dated July 11, 2011 (Incorporated herein by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K, dated February 28, 2012, for the fiscal year ended December 31, 2011).
10.5Amendment to the Mueller Industries, Inc. 2009 Stock Incentive Plan, dated July 11, 2011 (Incorporated herein by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K, dated February 28, 2012, for the fiscal year ended December 31, 2011).

10.62019 Incentive Plan (incorporated by reference to Annex 1 to the Company’s definitive proxy statement filed with the SEC on March 28, 2019).
10.7Mueller Industries, Inc. 2011 Annual Bonus Plan (Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K, dated February 28, 2012, for the fiscal year ended December 31, 2011).
10.8Summary description of the Registrant’s 2021 incentive plan for certain key employees.
10.9Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Brian K. Barksdale (Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, for the period ended July 2, 2016, dated July 28, 2016).
10.10Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Jeffrey A. Martin (Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, for the period ended July 2, 2016, dated July 28, 2016).
10.11Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Mark Millerchip (Incorporated herein by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q, for the period ended July 2, 2016, dated July 28, 2016).
10.12Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Nicholas W. Moss (Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q, for the period ended July 2, 2016, dated July 28, 2016).
10.13Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Steffen Sigloch (Incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q, for the period ended July 2, 2016, dated July 28, 2016).
10.14Change in Control Agreement, effective January 3, 2017 by and between the Registrant and Christopher J. Miritello (Incorporated herein by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K, dated March 1, 2017, for the fiscal year ended December 31, 2016).
10.15Employment Agreement, dated as of March 15, 2018, by and between Mueller Industries, Inc. and Gregory L. Christopher (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 19, 2018).
Financing Agreements
10.16Credit Agreement, dated as of December 6, 2016 among the Registrant (as borrower), Bank of America (as agent), and certain lenders named therein (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated December 12, 2016).
10.17Amendment No. 1 to Credit Agreement among the Registrant (as borrower), Bank of America, N.A. (as agent), and certain lenders named therein dated April 22, 2019 (Incorporated herein by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K, dated February 26, 2020, for the fiscal year ended December 28, 2019).
Other Exhibits
21.0Subsidiaries of the Registrant.
23.0Consent of Independent Consent of Independent Registered Public Accounting Firm.
31.1Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL    XBRL Taxonomy Extension Calculation Linkbase
101.DEF    XBRL Taxonomy Extension Definition Linkbase

101.INS    XBRL Instance Document
101.LAB    XBRL Taxonomy Extension Label Linkbase
101.PRE    XBRL Presentation Linkbase Document
101.SCH    XBRL Taxonomy Extension Schema

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2021.

MUELLER INDUSTRIES, INC.

/s/ Gregory L. Christopher
Gregory L. Christopher, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gregory L. Christopher Gregory L. Christopher	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	February 24, 2021

/s/ Terry Hermanson	Lead Independent Director	February 24, 2021
Terry Hermanson

/s/ Elizabeth Donovan	Director	February 24, 2021
Elizabeth Donovan

/s/ Gary S. Gladstein	Director	February 24, 2021
Gary S. Gladstein

/s/ Gennaro J. Fulvio	Director	February 24, 2021
Gennaro J. Fulvio

/s/ Scott J. Goldman	Director	February 24, 2021
Scott J. Goldman

/s/ John B. Hansen	Director	February 24, 2021
John B. Hansen

/s/ Charles P. Herzog, Jr.	Director	February 24, 2021
Charles P. Herzog, Jr.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title	Date

/s/ Jeffrey A. Martin	February 24, 2021
Jeffrey A. Martin
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede	February 24, 2021
Anthony J. Steinriede
Vice President – Corporate Controller

MUELLER INDUSTRIES, INC.

FINANCIAL STATEMENT SCHEDULE

Schedule for the years ended December 26, 2020, December 28, 2019, and December 29, 2018

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

OVERVIEW

We are a leading manufacturer of copper, brass, aluminum, and plastic products.  The range of products we manufacture is broad: copper tube and fittings; line sets; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum impact extrusions; PEX plastic tube and fittings; refrigeration valves and fittings; compressed gas valves; fabricated tubular products; pressure vessels; coaxial heat exchangers; steel nipples; insulated flexible duct systems; and brazed manifolds, headers, and distributor assemblies.  We also resell brass and plastic plumbing valves, plastic fittings, malleable iron fittings, faucets and plumbing specialty products.  Mueller’s operations are located throughout the United States and in Canada, Mexico, Great Britain, South Korea, the Middle East, and China.

Each of the reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

•Piping Systems:  The Piping Systems segment is composed of Domestic Piping Systems Group, Great Lakes Copper, Heatlink Group, Die-Mold, European Operations, Trading Group, and Jungwoo-Mueller (our South Korean joint venture).  The Domestic Piping Systems Group manufactures and distributes copper tube, fittings, and line sets.  These products are manufactured in the U.S., sold in the U.S., and exported to markets worldwide. Great Lakes Copper manufactures copper tube and line sets in Canada and sells the products primarily in the U.S. and Canada.  Heatlink Group manufactures a complete line of products for PEX plumbing and radiant systems in Canada and sells these products in Canada and the U.S. Die-Mold manufactures PEX and other plumbing-related fittings and plastic injection tooling in Canada and sells these products in Canada and the U.S. European Operations manufacture copper tube in the United Kingdom, which is sold throughout Europe.  The Trading Group manufactures pipe nipples and sources products for import distribution in North America.  Jungwoo-Mueller manufactures copper-based joining products that are sold worldwide.  The Piping Systems segment sells products to wholesalers in the plumbing and refrigeration markets, distributors to the manufactured housing and recreational vehicle industries, building material retailers, and air-conditioning original equipment manufacturers (OEMs).

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

•Climate: The Climate segment is composed of Refrigeration Products, Fabricated Tube Products, Westermeyer, Turbotec, ATCO, Linesets, Inc., and Shoals.  The segment manufactures and sells refrigeration valves and fittings, fabricated tubular products, high pressure components, coaxial heat exchangers, insulated HVAC flexible duct systems, line sets, brazed manifolds, headers, and distributor assemblies.  The segment sells its products primarily to the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

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

According to the U.S. Census Bureau, actual housing starts in the U.S. were 1.38 million in 2020, which compares to 1.29 million in 2019 and 1.25 million in 2018.  Mortgage rates remain at historically low levels, as the average 30-year fixed mortgage rate was approximately 3.11 percent in 2020 and 3.94 percent in 2019.  The private nonresidential construction sector, includes offices, industrial, health care, and retail projects.  According to the U.S. Census Bureau, the value of private nonresidential construction put in place was $471.7 billion in 2020, $486.3 billion in 2019, and $465.5 billion in 2018.

Profitability of certain of our product lines depends upon the “spreads” between the cost of raw material and the selling prices of our products.  The open market prices for copper cathode and copper and brass scrap, for example, influence the selling price of copper tube and brass rod, two principal products manufactured by the Company.  We attempt to minimize the effects on profitability from fluctuations in material costs by passing through these costs to our customers; however margins of our businesses that account for inventory on a FIFO basis may be impacted in periods of significant fluctuations in material costs.  Our earnings and cash flow are dependent upon these spreads that fluctuate based upon market conditions.

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

RESULTS OF OPERATIONS

Consolidated Results

The following table compares summary operating results for 2020, 2019, and 2018:

				Percent Change
(In thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018

Net sales	$2,398,043	$2,430,616	$2,507,878	(1.3)%	(3.1)%
Operating income	245,838	191,403	172,969	28.4	10.7
Net income	139,493	100,972	104,459	38.2	(3.3)

The following are components of changes in net sales compared to the prior year:

	2020 vs. 2019	2019 vs. 2018

Net selling price in core product lines	1.6%	(3.7)%
Unit sales volume in core product lines	(5.4)	(4.4)
Acquisitions	2.8	4.2
Other	(0.3)	0.8

	(1.3)%	(3.1)%

The decrease in net sales in 2020 was primarily due to lower unit sales volume of $130.9 million in our core product lines, primarily brass rod and copper tube. Lower unit sales volume was due in part to the impacts of the COVID-19 pandemic on demand for our products, particularly in the second quarter of 2020. This decrease was partially offset by (i) sales of $54.9 million recorded by Kessler, acquired in August 2020, (ii) higher net selling prices of $38.1 million in our core product lines, primarily copper tube, and (iii) sales of $12.2 million recorded by Shoals, acquired in January 2020.

The decrease in net sales in 2019 was primarily due to (i) lower unit sales volume of $110.3 million in our core product lines, primarily brass rod and copper tube, and (ii) lower net selling prices of $91.7 million in our core product lines. These decreases were partially offset by (i) incremental sales of $100.1 million recorded by ATCO, acquired in July 2018, (ii) an increase in sales in our non-core product lines of $22.4 million, and (iii) incremental sales of $4.0 million of recorded by Die-Mold, acquired in March 2018.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the most recent three-year period:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2020, 2019, and 2018:

(In thousands)	2020	2019	2018

Cost of goods sold	$1,966,161	$2,035,610	$2,150,400
Depreciation and amortization	44,843	42,693	39,555
Selling, general, and administrative expense	159,483	162,358	148,888
Litigation settlement, net	(22,053)	—	—
Gain on sale of assets, net	—	(963)	(253)
Impairment charges	3,771	—	—
Insurance recovery	—	(485)	(3,681)

Operating expenses	$2,152,205	$2,239,213	$2,334,909

	2020	2019	2018

Cost of goods sold	82.0%	83.7%	85.7%
Depreciation and amortization	1.9	1.8	1.6
Selling, general, and administrative expense	6.6	6.6	5.9
Litigation settlement, net	(0.9)	—	—
Gain on sale of assets, net	—	—	—
Impairment charges	0.1	—	—
Insurance recovery	—	—	(0.1)

Operating expenses	89.7%	92.1%	93.1%

The decrease in cost of goods sold in 2020 was primarily due to the decrease in sales volume in our core product lines. This was partially offset by the increase in sales volume resulting from the acquisitions of Kessler and Shoals and an increase in the average cost of copper, our principal raw material. Gross margin as a percentage of sales was 18.0 percent compared with 16.3 percent in the prior year. This improvement was primarily due to an increased mix of sales from higher margin products, lower manufacturing costs, and lower employee healthcare costs. The decrease in cost of goods sold in 2019 was primarily due to the decrease in sales volume in our core product lines and the decrease in the average cost of copper. This was partially offset by the increase in sales volume resulting from the acquisition of ATCO.

Depreciation and amortization increased in 2020 and 2019 as a result of long-lived assets of businesses acquired.

Selling, general, and administrative expenses decreased in 2020 primarily due to (i) expense for contingent consideration arrangements associated with businesses acquired of $5.7 million recognized in the prior year, (ii) a decrease in travel and entertainment expense of $3.9 million, (iii) a decrease in employment costs of $3.0 million, and (iv) a decrease in lease expense of $1.5 million. These decreases were partially offset by (i) expenses of $7.4 million associated with Kessler and Shoals, (ii) income of $2.1 million recognized in the prior year as a result of the reduction of contingent consideration arrangements associated with businesses acquired, (iii) an increase in bad debt expense of $1.1 million, and (iv) plant consolidation costs of $0.9 million. The increase in selling, general, and administrative expenses in 2019 was primarily due to (i) expense recognized for contingent consideration arrangements associated with businesses acquired of $5.7 million, (ii) an increase in employment costs, including employee healthcare, of $4.9 million, (iii) incremental expenses of $4.7 million associated with ATCO and Die-Mold, (iv) a reduction of $3.5 million in fees received for services provided under certain third-party sales and distribution arrangements, and (v) an increase in product liability costs of $1.6 million. These increases were partially offset by (i) income of $2.1 million recognized as a result of the reduction of contingent consideration arrangements associated with businesses acquired, (ii) a decrease in legal and professional fees of $1.4 million, (iii) higher foreign currency transaction gains of $1.4 million, (iv) a reduction of $0.8 million in fees received for services provided under certain equipment transfer and licensing agreements, and (v) a decrease in supplies and utilities of $0.5 million.

During 2020, we recognized a gain of $22.1 million for the settlement of our claim under the Deepwater Horizon Economic and Property Damage Settlement Program and asset impairment charges of $3.8 million related to production equipment that was idled.

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

Interest expense decreased in 2020 primarily as a result of lower principal outstanding and reduced interest rates associated with our unsecured $350.0 million revolving credit facility. The increase in 2019 was primarily as a result of increased borrowing costs associated with our unsecured $350.0 million revolving credit facility.

Environmental expense for our non-operating properties was higher in 2020 than in 2019 or 2018 primarily as a result of ongoing remediation activities.

During 2020, we recognized a $17.8 million expense to terminate our U.S. defined benefit pension plan, which consisted of an $11.6 million non-cash charge and $6.2 million in federal excise tax on surplus assets returned to the Company.

Other income, net, was higher in 2020 primarily as a result of a curtailment gain related to our benefit plans, and lower in 2019 primarily as a result of lower net periodic benefit income for our benefit plans.

Income tax expense was $55.3 million in 2020, representing an effective tax rate of 26.4 percent.  This rate was higher than what would be computed using the U.S. statutory federal rate primarily due to (i) the provision for state and local income taxes, net of the federal benefit, of $5.9 million, and (ii) the effect of foreign statutory rates different from the U.S. federal rate of $2.8 million, and (iii) other adjustments of $3.0 million. These increases were partially offset by the impact of investments in unconsolidated affiliates of $0.4 million.

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

Income tax expense was $31.0 million in 2018, representing an effective tax rate of 20.6 percent.  This rate was lower than what would be computed using the U.S. statutory federal rate primarily due to (i) a reduction of the calculation of federal tax on the Company’s accumulated foreign earnings under the Tax Cuts and Jobs Act of $4.4 million and (ii) a reduction for the impact of investments in unconsolidated affiliates of $2.8 million. These reductions were partially offset by (i) the provision for state and local income taxes, net of the federal benefit, of $3.5 million and (ii) other adjustments of $3.1 million.

During 2020, we recognized losses of $10.2 million on our investments in unconsolidated affiliates, net of foreign tax, compared to losses of $24.6 million in 2019. The loss on these investments for 2020 included net losses of $10.4 million for Tecumseh and net gains of $0.2 million for Mueller Middle East. Our Tecumseh investment showed improvement in 2020 due to a pre-tax gain of $11.6 million from a land sale and the early impacts of ongoing restructuring activities.

During 2019, we recognized losses of $24.6 million on our investments in unconsolidated affiliates, net of foreign tax, compared to losses of $12.6 million in 2018. The loss on these investments for 2019 included net losses of $22.0 million for Tecumseh and net losses of $2.6 million for Mueller Middle East. Included in the losses for Tecumseh were $6.4 million of severance and restructuring expenses and a product liability settlement of $3.4 million. These expenses were offset by a gain on the sale of land of $1.8 million.

During 2018, we recognized losses of $12.6 million on our investments in unconsolidated affiliates, net of foreign tax. The loss of these investments included net losses of $14.0 million and charges of $3.0 million related to certain labor claim contingencies, offset by a gain of $7.0 million related to a settlement with the Brazilian Federal Revenue Agency for Tecumseh. It also includes net losses of $2.6 million for Mueller Middle East.

Piping Systems Segment

The following table compares summary operating results for 2020, 2019, and 2018 for the businesses comprising our Piping Systems segment:

				Percent Change
(In thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018

Net sales	$1,583,002	$1,542,456	$1,645,633	2.6%	(6.3)%
Operating income	165,719	131,879	122,829	25.7	7.4

The following are components of changes in net sales compared to the prior year:

	2020 vs. 2019	2019 vs. 2018

Net selling price in core product lines	2.5%	(4.4)%
Unit sales volume in core product lines	(3.2)	(2.3)
Acquisitions	3.6	0.3
Other	(0.3)	0.1

	2.6%	(6.3)%

The increase in net sales in 2020 was primarily attributable to (i) sales of $54.9 million recorded by Kessler and (ii) higher net selling prices of $38.1 million in the segment’s core product lines, primarily copper tube. These increases were partially offset by lower unit sales volume of $48.7 million in the segment’s core product lines.

The decrease in net sales in 2019 was primarily attributable to (i) lower net selling prices of $70.6 million in the segment’s core product lines, primarily copper tube, and (ii) lower unit sales volume of $37.3 million in the segment’s core product lines. These decreases were partially offset by incremental sales of $4.0 million recorded by Die-Mold.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2020, 2019, and 2018:

(In thousands)	2020	2019	2018

Cost of goods sold	$1,311,697	$1,313,980	$1,426,729
Depreciation and amortization	23,071	22,621	23,304
Selling, general, and administrative expense	78,744	75,170	74,864
Gain on sale of assets, net	—	(1,194)	(2,093)
Impairment charges	3,771	—	—

Operating expenses	$1,417,283	$1,410,577	$1,522,804

	2020	2019	2018

Cost of goods sold	82.9%	85.2%	86.7%
Depreciation and amortization	1.5	1.5	1.4
Selling, general, and administrative expense	4.9	4.9	4.5
Gain on sale of assets, net	—	(0.1)	(0.1)
Impairment charges	0.2	—	—

Operating expenses	89.5%	91.5%	92.5%

Gross margin as a percentage of sales was 17.1 percent compared with 14.8 percent in the prior year. This improvement was primarily due to an increased mix of sales from higher margin products, lower manufacturing costs, and lower employee healthcare costs. The decrease in cost of goods sold in 2019 was primarily due to the decrease in the average cost of copper and the decrease in sales volume in the segment’s core product lines.

Depreciation and amortization increased in 2020 as a result of long-lived assets of businesses acquired. The decrease in 2019 was a result of several long-lived assets becoming fully depreciated.

Selling, general, and administrative expenses increased for 2020, primarily due to (i) expenses of $5.5 million associated with Kessler, (ii) income of $2.1 million recognized in the prior year as a result of the reduction of contingent consideration arrangements associated with businesses acquired, and (iii) higher foreign currency transaction losses of $0.7 million. These increases were partially offset by (i) a reduction in employment costs of $2.2 million, (ii) a decrease in travel and entertainment expense of $2.0 million, (iii) a decrease in marketing expenses of $0.9 million, and (iv) a decrease in supplies and utilities of $0.6 million. The slight increase in 2019 was primarily due to (i) a reduction of $3.5 million in fees received for services provided under certain third-party sales and distribution arrangements, (ii) higher employment costs, including employee healthcare, of $0.9 million, and (iii) incremental expenses associated with Die-Mold of $0.6 million. These increases were partially offset by (i) income of $2.1 million recognized as a result of the reduction of contingent consideration arrangements associated with businesses acquired, (ii) higher foreign currency transaction gains of $1.4 million, and (iii) a decrease in supplies and utilities of $0.6 million.

During 2020, we recognized asset impairment charges of $3.8 million related to production equipment that was idled.

During 2019, we recognized a gain of $1.2 million on the sale of real property.

During 2018, we recognized a gain of $1.4 million on the sale of real property and a gain of $0.7 million on the sale of manufacturing equipment.

Industrial Metals Segment

The following table compares summary operating results for 2020, 2019, and 2018 for the businesses comprising our Industrial Metals segment:

				Percent Change
(In thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018

Net sales	$472,159	$554,372	$651,061	(14.8)%	(14.9)%
Operating income	54,065	61,724	75,607	(12.4)	(18.4)

The following are components of changes in net sales compared to the prior year:

	2020 vs. 2019	2019 vs. 2018

Net selling price in core product lines	—%	(3.3)%
Unit sales volume in core product lines	(15.2)	(11.4)
Other	0.4	(0.2)

	(14.8)%	(14.9)%

The decrease in net sales in 2020 was primarily due to (i) lower unit sales volume of $82.3 million in the segment’s core product lines, primarily brass rod. Lower unit sales volume was due in part to the impacts of the COVID-19 pandemic on demand for our products, particularly in the second quarter of 2020.

The decrease in net sales during 2019 was primarily due to (i) lower unit sales volume of $73.0 million and (ii) lower net selling prices of $21.0 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2020, 2019, and 2018:

(In thousands)	2020	2019	2018

Cost of goods sold	$398,000	$473,010	$559,367
Depreciation and amortization	7,528	7,489	7,568
Selling, general, and administrative expense	12,566	12,359	13,501
Loss (gain) on sale of assets, net	—	275	(1,301)
Insurance recovery	—	(485)	(3,681)

Operating expenses	$418,094	$492,648	$575,454

	2020	2019	2018

Cost of goods sold	84.3%	85.3%	85.9%
Depreciation and amortization	1.6	1.4	1.2
Selling, general, and administrative expense	2.6	2.3	2.1
Loss (gain) on sale of assets, net	—	—	(0.2)
Insurance recovery	—	(0.1)	(0.6)

Operating expenses	88.5%	88.9%	88.4%

The decrease in cost of goods sold in 2020 was primarily due to the decrease in sales volume in the segment’s core product lines. The decrease in cost of goods sold in 2019 was primarily related to the decrease in sales volume in the segment’s core product lines and the decrease in the average cost of copper.

Depreciation and amortization in 2020 was consistent with 2019 and 2018.

Selling, general, and administrative expense in 2020 was consistent with 2019. The decrease in 2019 was primarily due to lower employment costs, including incentive compensation, of $0.7 million.

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

Climate Segment

The following table compares summary operating results for 2020, 2019, and 2018 for the businesses comprising our Climate segment:

				Percent Change
(In thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018

Net sales	$370,131	$356,216	$229,069	3.9%	55.5%
Operating income	56,802	42,727	24,118	32.9	77.2

Net sales for 2020 increased primarily as a result of sales of $12.2 million recorded by Shoals.  Net sales for 2019 increased primarily as a result of incremental sales of $100.1 million recorded by ATCO.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2020, 2019, and 2018:

(In thousands)	2020	2019	2018

Cost of goods sold	$276,274	$273,850	$182,456
Depreciation and amortization	10,249	9,298	5,569
Selling, general, and administrative expense	26,806	30,385	16,926
Gain on sale of assets, net	—	(44)	—

Operating expenses	$313,329	$313,489	$204,951

	2020	2019	2018

Cost of goods sold	74.6%	76.9%	79.7%
Depreciation and amortization	2.8	2.6	2.4
Selling, general, and administrative expense	7.3	8.5	7.4
Gain on sale of assets, net	—	—	—

Operating expenses	84.7%	88.0%	89.5%

Cost of goods sold increased in 2020. Gross margin as a percentage of sales was 25.4 percent compared with 23.1 percent in the prior year. This improvement was primarily the result of improved spreads, an increased mix of sales from higher margin businesses, and lower operating costs. The increase in cost of goods sold in 2019 was related to the increase in volume and change in product mix within the segment primarily resulting from the ATCO acquisition. Depreciation and amortization increased in 2020 and 2019 primarily as a result of depreciation and amortization of the long-lived assets acquired at ATCO and Shoals. Selling, general, and administrative expenses decreased in 2020 as a result of expense of $5.7 million for a contingent consideration arrangement associated with an acquired business recognized in the prior year. This was partially offset by expenses associated with Shoals of $1.9 million. Selling, general, and administrative expenses increased in 2019 as a result of (i) expense of $5.7 million recognized for a contingent consideration arrangement associated with an acquired business, (ii) incremental expenses of $4.6 million associated with ATCO, (iii) an increase in employment costs of $1.7 million, (iv) an increase in agent commissions of $0.5 million, and (v) an increase in supplies, utilities, and rent costs of $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information for 2020, 2019, and 2018:

(In thousands)	2020	2019	2018

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$29,334	$20,904	$(49,425)
Property, plant, and equipment, net	13,444	(7,505)	66,312
Total debt	(58,378)	(110,444)	31,626
Working capital, net of cash and current debt	38,855	(35,231)	11,228

Net cash provided by operating activities	245,073	200,544	167,892
Net cash used in investing activities	(125,622)	(40,457)	(187,096)
Net cash used in financing activities	(92,264)	(139,694)	(28,269)

Cash Provided by Operating Activities

During 2020, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $143.6 million, (ii) an increase in current liabilities of $74.1 million, (iii) depreciation and amortization of $45.2 million, (iv) a decrease in other assets of $20.6 million, (v) a non-cash charge related to the termination of the U.S. pension plan of $11.6 million, (vi) losses from unconsolidated affiliates of $10.2 million, (vii) stock-based compensation expense of $8.6 million, and (viii) a decrease in inventories of $5.2 million. These cash increases were partially offset by an increase in accounts receivable of $76.4 million.

During 2019, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $106.2 million, (ii) depreciation and amortization of $43.0 million, (iii) a decrease in inventories of $39.6 million, (iv) losses from unconsolidated affiliates of $24.6 million, (v) stock-based compensation expense of $8.7 million, and (vi) a decrease in accounts receivable of $6.6 million. These cash increases were offset by (i) an increase in other assets of $15.6 million, (ii) a decrease in other liabilities of $7.9 million, and (iii) a decrease in current liabilities of $7.1 million. The fluctuations in accounts receivable and inventories were primarily due to decreased selling prices and sales volume in certain businesses and changes in working capital needs in 2019.

During 2018, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $106.8 million, (ii) depreciation and amortization of $39.9 million, (iii) a decrease in inventories of $27.5 million, (iv) a decrease in other assets of $14.4 million, (v) losses from unconsolidated affiliates of $12.6 million, and (vi) stock-based compensation expense of $8.0 million. These cash increases were offset by (i) a decrease in current liabilities of $15.7 million, (ii) a decrease in other liabilities of $14.8 million, and (iii) an increase in accounts receivable of $11.1 million. The decrease in inventories was primarily driven by the use of excess inventory built at the end of 2017 due to a casting outage in our brass rod mill that impaired our ability to melt scrap returns. The fluctuations in accounts receivable and current liabilities were primarily due to increased selling prices and sales volume in certain businesses and additional working capital needs in 2018. The changes in other assets and liabilities are primarily attributable to the change in estimate of the one-time transition tax liability on accumulated foreign earnings under the the Tax Cuts and Jobs Act.

Cash Used in Investing Activities

The major components of net cash used in investing activities in 2020 included (i) the $72.6 million for the purchases of Kessler and Shoals, net of cash acquired, (ii) capital expenditures of $43.9 million, and (iii) the issuance of notes receivable of $9.3 million.

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

Cash Used in Financing Activities

For 2020, net cash used in financing activities consisted primarily of (i) $245.0 million used to reduce the debt outstanding under our Credit Agreement, (ii) $22.3 million used for the payment of regular quarterly dividends to stockholders of the Company, (iii) $7.0 million used for payment of contingent consideration related to ATCO, and (iv) $5.6 million used to repurchase common stock. These uses of cash were offset by the issuance of debt under our Credit Agreement of $190.0 million.

For 2019, net cash used in financing activities consisted primarily of (i) $205.0 million used to reduce the debt outstanding under our Credit Agreement, (ii) $22.3 million used for the payment of regular quarterly dividends to stockholders of the Company, (iii) $4.3 million used for repayment of debt by Jungwoo-Mueller, (iv) $3.2 million used for the payment of contingent consideration related to ATCO, and (v) $1.8 million used to repurchase common stock. These uses of cash were offset by the issuance of debt under our Credit Agreement of $100.0 million.

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

Liquidity and Outlook

We believe that cash provided by operations, funds available under the Credit Agreement, and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.  Our current ratio was 2.4 to 1 as of December 26, 2020.

As of December 26, 2020, $92.8 million of our cash and cash equivalents were held by foreign subsidiaries.  The undistributed earnings of most of the foreign subsidiaries are considered to be permanently reinvested.  These earnings could be remitted to the U.S. with a minimal tax cost.  Accordingly, no additional income tax liability has been accrued with respect to these earnings or on any additional outside basis differences that may exist with respect to these entities.

We believe that cash held domestically, funds available through the Credit Agreement, and cash generated from U.S. based operations will be adequate to meet the future needs of our U.S. based operations.

Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories, accounts receivable, and accounts payable.  The price of copper has fluctuated significantly and averaged approximately $2.80 in 2020, $2.72 in 2019, and $2.93 in 2018.

We have significant environmental remediation obligations which we expect to pay over future years.  Approximately $1.1 million was spent during 2020 for environmental matters.  As of December 26, 2020, we expect to spend $2.7 million in 2021, $0.8 million in 2022, $0.8 million in 2023, $0.9 million in 2024, $0.8 million in 2025, and $18.0 million thereafter for ongoing projects.

Cash used to fund pension and other postretirement benefit obligations was $0.7 million in 2020 and $0.8 million in 2019.  We anticipate making contributions of approximately $1.0 million to these plans in 2021.

The Company declared and paid a quarterly cash dividend of 10.0 cents per common share during each quarter of 2018, 2019, and 2020.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, and other factors.

Capital Expenditures

During 2020 our capital expenditures were $43.9 million.  We anticipate investing approximately $30.0 million to $40.0 million for capital expenditures in 2021.

Long-Term Debt

The Company’s Credit Agreement provides for an unsecured $350.0 million revolving credit facility which matures on December 6, 2021.  Funds borrowed under the Credit Agreement may be used for working capital purposes and other general corporate purposes.  In addition, the Credit Agreement provides a sublimit of $50.0 million for the issuance of letters of credit, a sublimit of $25.0 million for loans and letters of credit made in certain foreign currencies, and a swing  line loan sublimit of $15.0 million.  Outstanding letters of credit and foreign currency loans reduce borrowing availability under the Credit Agreement.  Total borrowings under the Credit Agreement were $35.0 million at December 26, 2020.

The Debentures distributed as part of our special dividend are subordinated to all other funded debt of the Company and are callable, in whole or in part, at any time at the option of the Company, subject to declining call premiums during the first five years. The Debentures also grant each holder the right to require the Company to repurchase such holder’s Debentures in the event of a change in control at declining repurchase premiums during the first five years. Interest is payable semiannually on September 1 and March 1. Total Debentures outstanding as of December 26, 2020 were $284.5 million.

Jungwoo-Mueller has several secured revolving credit arrangements with a total borrowing capacity of KRW 25.8 billion (or approximately $23.5 million).  Borrowings are secured by the real property and equipment of Jungwoo-Mueller and were bearing interest at a rate of 1.90 percent as of December 26, 2020.  Total borrowings at Jungwoo-Mueller were $5.8 million as of December 26, 2020.

As of December 26, 2020, the Company’s total debt was $327.9 million or 29.0 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of December 26, 2020, we were in compliance with all of our debt covenants.

Share Repurchase Program
The Company’s Board of Directors has extended, until July 2021, its authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions. We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 26, 2020, the Company had repurchased approximately 6.4 million shares under this authorization.

CONTRACTUAL CASH OBLIGATIONS

The following table presents payments due by the Company under contractual obligations with minimum firm commitments as of December 26, 2020:

		Payments Due by Year
(In millions)	Total	2021	2022-2023	2024-2025	Thereafter

Total debt	$328.1	$41.3	$0.4	$0.4	$286.0
Operating and capital leases	34.7	8.3	12.6	6.4	7.4
Heavy machinery and equipment	8.6	8.6	—	—	—
Purchase commitments (1)	831.5	830.7	0.6	0.2	—
Transition tax on accumulated foreign earnings	1.9	—	—	1.9	—
Interest payments (2)	107.1	17.6	34.1	34.1	21.3

Total contractual cash obligations	$1,311.9	$906.5	$47.7	$43.0	$314.7

(1)This includes contractual supply commitments totaling $724.7 million at year-end prices; these contracts contain variable pricing based on Comex and the London Metals Exchange quoted prices. These commitments are for purchases of raw materials, primarily copper cathode and brass scrap, that are expected to be consumed in the ordinary course of business.
(2)These payments represent interest on long-term debt based on balances and rates in effect at December 26, 2020.

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

The Company occasionally enters into forward fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At December 26, 2020, we held open futures contracts to purchase approximately $5.4 million of copper over the next 12 months related to fixed-price sales orders and to sell approximately $49.4 million of copper over the next five months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  There were no open futures contracts to purchase natural gas at December 26, 2020.

Interest Rates

The Company had variable-rate debt outstanding of $41.1 million at December 26, 2020 and $97.0 million at December 28, 2019.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pre-tax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on LIBOR.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At December 26, 2020, we had open forward contracts with a financial institution to sell approximately 22.7 million Swedish kronor and 10.0 million Norwegian kroner through April 2021.

The Company’s primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars.  The primary currencies to which we are exposed include the Canadian dollar, the British pound sterling, the Mexican peso, and the South Korean won.  The Company generally views its investments in foreign subsidiaries with a functional currency other than the U.S. dollar as long-term.  As a result, we generally do not hedge these net investments.  The net investment in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates was $406.5 million at December 26, 2020 and $397.1 million at December 28, 2019.  The potential loss in value of the Company’s net investment in foreign subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at December 26, 2020 and December 28, 2019 amounted to $40.7 million and $39.7 million, respectively.  This change would be reflected in the foreign currency translation component of AOCI in the equity section of our Consolidated Balance Sheets until the foreign subsidiaries are sold or otherwise disposed.

We have significant investments in foreign operations whose functional currency is the British pound sterling, the Mexican peso, the Canadian dollar, and the South Korean won.  During 2020, the value of the British pound increased approximately four percent, the Mexican peso decreased approximately five percent, the Canadian dollar increased approximately two percent, and the South Korean won increased approximately five percent, relative to the U.S. dollar.  The resulting net foreign currency translation gains were included in calculating net other comprehensive loss for the year ended December 26, 2020 and were recorded as a component of AOCI.

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

As of December 26, 2020 and December 28, 2019, our inventory valuation reserves were $7.1 million and $6.3 million, respectively.  The expense recognized in each of these periods was immaterial to our Consolidated Financial Statements.

Impairment of Goodwill

As of December 26, 2020, we had $167.8 million of recorded goodwill from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets we have acquired.  During 2020 we recorded $13.7 million in additional goodwill associated with our Kessler and Shoals acquisitions.
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
We identify reporting units by evaluating components of our operating segments and combining those components with similar economic characteristics.  Reporting units with significant recorded goodwill include Domestic Piping Systems, B&K LLC, Great Lakes, Heatlink Group, Die-Mold, European Operations, Jungwoo-Mueller, Westermeyer, Turbotec, ATCO, and Shoals.
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
We evaluated each reporting unit during the fourth quarters of 2020 and 2019, as applicable. The estimated fair value of each of these reporting units exceeded its carrying values in 2020 and 2019, and we do not believe that any of these reporting units were at risk of impairment as of December 26, 2020.

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

The expected return on plan assets is determined using the market value of plan assets.  Differences between assumed and actual returns are amortized to the market value of assets on a straight-line basis over the average remaining service period of the plan participants using the corridor approach.  The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions.  These unrecognized gains and losses are amortized when the net gains and losses exceed 10 percent of the greater of the market value of the plan assets or the projected benefit obligation.  The amount in excess of the corridor is amortized over the average remaining service period of the plan participants.  For 2020, the average remaining service period for the pension plans was 11.5 years.

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

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 26, 2020, December 28, 2019, and December 29, 2018

(In thousands, except per share data)	2020	2019	2018

Net sales	$2,398,043	$2,430,616	$2,507,878

Cost of goods sold	1,966,161	2,035,610	2,150,400
Depreciation and amortization	44,843	42,693	39,555
Selling, general, and administrative expense	159,483	162,358	148,888
Litigation settlement, net	(22,053)	—	—
Gain on sale of assets, net	—	(963)	(253)
Impairment charges	3,771	—	—
Insurance recovery	—	(485)	(3,681)

Operating income	245,838	191,403	172,969

Interest expense	(19,247)	(25,683)	(25,199)
Environmental expense	(4,454)	(1,321)	(1,320)
Pension plan termination expense	(17,835)	—	—
Other income, net	4,887	1,684	3,967

Income before income taxes	209,189	166,083	150,417

Income tax expense	(55,321)	(35,257)	(30,952)
Loss from unconsolidated affiliates, net of foreign tax	(10,219)	(24,594)	(12,645)

Consolidated net income	143,649	106,232	106,820

Net income attributable to noncontrolling interests	(4,156)	(5,260)	(2,361)

Net income attributable to Mueller Industries, Inc.	$139,493	$100,972	$104,459

Weighted average shares for basic earnings per share	55,821	55,798	56,782
Effect of dilutive stock-based awards	569	545	487

Adjusted weighted average shares for diluted earnings per share	56,390	56,343	57,269

Basic earnings per share	$2.50	$1.81	$1.84

Diluted earnings per share	$2.47	$1.79	$1.82

Dividends per share	$0.40	$0.40	$0.40
See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 26, 2020, December 28, 2019, and December 29, 2018

(In thousands)	2020	2019	2018

Consolidated net income	$143,649	$106,232	$106,820

Other comprehensive income (loss), net of tax:
Foreign currency translation	10,350	7,409	(16,876)
Net change with respect to derivative instruments and hedging activities, net of tax of $(146), $(195), and $318	508	690	(1,173)
Net change in pension and postretirement obligation adjustments, net of tax of $(1,560), $(671), and $670	4,652	3,112	(3,339)
Attributable to unconsolidated affiliates, net of tax of $38, $244, and $2,522	(132)	(839)	(8,686)

Total other comprehensive income (loss), net	15,378	10,372	(30,074)

Consolidated comprehensive income	159,027	116,604	76,746
Comprehensive income attributable to noncontrolling interests	(5,647)	(4,610)	(1,579)

Comprehensive income attributable to Mueller Industries, Inc.	$153,380	$111,994	$75,167
See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 26, 2020 and December 28, 2019

(In thousands, except share data)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$119,075	$97,944
Accounts receivable, less allowance for doubtful accounts of $1,538 in 2020 and $770 in 2019	357,532	269,943
Inventories	315,002	292,107
Other current assets	33,752	33,778

Total current assets	825,361	693,772

Property, plant, and equipment, net	376,572	363,128
Operating lease right-of-use assets	29,301	26,922
Goodwill, net	167,764	153,276
Intangible assets, net	77,207	60,082
Investment in unconsolidated affiliates	37,976	48,363
Other noncurrent assets	14,387	25,397

Total Assets	$1,528,568	$1,370,940

Liabilities
Current liabilities:
Current portion of debt	$41,283	$7,530
Accounts payable	147,741	85,644
Accrued wages and other employee costs	46,299	41,673
Current portion of operating lease liabilities	6,259	5,250
Other current liabilities	98,061	94,190

Total current liabilities	339,643	234,287

Long-term debt, less current portion	286,593	378,724
Pension liabilities	13,552	9,126
Postretirement benefits other than pensions	13,289	13,082
Environmental reserves	21,256	19,972
Deferred income taxes	16,842	21,094
Noncurrent operating lease liabilities	21,602	22,388
Other noncurrent liabilities	14,731	10,131

Total liabilities	727,508	708,804

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 57,087,432 in 2020 and 56,949,246 in 2019	802	802
Additional paid-in capital	280,051	278,609
Retained earnings	1,019,694	903,070
Accumulated other comprehensive loss	(54,883)	(68,770)
Treasury common stock, at cost	(468,919)	(470,243)

Total Mueller Industries, Inc. stockholders' equity	776,745	643,468
Noncontrolling interests	24,315	18,668

Total equity	801,060	662,136

Commitments and contingencies	—	—

Total Liabilities and Equity	$1,528,568	$1,370,940
See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 26, 2020, December 28, 2019, and December 29, 2018

(In thousands)	2020	2019	2018

Operating activities:
Consolidated net income	$143,649	$106,232	$106,820
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation	38,715	37,337	35,118
Amortization of intangibles	6,128	5,356	4,437
Amortization of debt issuance costs	319	318	318
Loss from unconsolidated affiliates	10,219	24,594	12,645
Insurance proceeds - noncapital related	—	485	2,306
Change in the fair value of contingent consideration	—	3,625	—
Insurance recovery	—	(485)	(3,681)
Stock-based compensation expense	8,570	8,744	8,035
Provision for doubtful accounts receivable	1,208	(80)	(286)
Non-cash pension plan termination expense	11,642	—	—
Loss (gain) on disposals of assets	132	(963)	(253)
Impairment charges	3,771	—	—
Deferred income tax (benefit) expense	(4,046)	(428)	170
Changes in assets and liabilities, net of effects of businesses acquired:
Receivables	(76,404)	6,585	(11,056)
Inventories	5,207	39,561	27,512
Other assets	20,609	(15,639)	14,353
Current liabilities	74,097	(7,076)	(15,680)
Other liabilities	(1,142)	(7,944)	(14,769)
Other, net	2,399	322	1,903

Net cash provided by operating activities	245,073	200,544	167,892

Investing activities:
Proceeds from sale of assets, net of cash transferred	181	3,240	18,703
Acquisition of businesses, net of cash acquired	(72,648)	3,465	(167,677)
Capital expenditures	(43,885)	(31,162)	(38,481)
Issuance of notes receivable	(9,270)	—	—
Insurance proceeds - capital related	—	—	1,968
Investments in unconsolidated affiliates	—	(16,000)	(1,609)

Net cash used in investing activities	(125,622)	(40,457)	(187,096)

Financing activities:
Dividends paid to stockholders of Mueller Industries, Inc.	(22,341)	(22,325)	(22,705)
Dividends paid to noncontrolling interests	—	(846)	(592)
Issuance of long-term debt	190,038	100,658	204,233
Repayments of long-term debt	(246,898)	(206,718)	(172,002)
Repayment of debt by consolidated joint ventures, net	(259)	(4,305)	(2,915)
Repurchase of common stock	(5,574)	(1,763)	(33,562)
Payment of contingent consideration	(7,000)	(3,170)	—
Net cash used to settle stock-based awards	(230)	(1,225)	(726)

Net cash used in financing activities	(92,264)	(139,694)	(28,269)

Effect of exchange rate changes on cash	2,147	511	(1,952)

Increase (decrease) in cash, cash equivalents, and restricted cash	29,334	20,904	(49,425)
Cash, cash equivalents, and restricted cash at the beginning of the year	98,042	77,138	126,563

Cash, cash equivalents, and restricted cash at the end of the year	$127,376	$98,042	$77,138
See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 26, 2020, December 28, 2019, and December 29, 2018

	2020		2019		2018
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at beginning of year	80,183	$802	80,183	$802	80,183	$802

Balance at end of year	80,183	$802	80,183	$802	80,183	$802

Additional paid-in capital:
Balance at beginning of year		$278,609		$276,849		$274,585
Issuance of shares under incentive stock option plans		(745)		(644)		(278)
Stock-based compensation expense		8,570		8,744		8,035
Issuance of restricted stock		(6,383)		(6,340)		(5,493)

Balance at end of year		$280,051		$278,609		$276,849

Retained earnings:
Balance at beginning of year		$903,070		$824,737		$743,503
Net income attributable to Mueller Industries, Inc.		139,493		100,972		104,459
Dividends paid or payable to stockholders of Mueller Industries, Inc.		(22,869)		(22,639)		(23,009)
Reclassification of stranded effects of the Act		—		—		(556)
Other adjustments		—		—		340

Balance at end of year		$1,019,694		$903,070		$824,737

Accumulated other comprehensive loss:
Balance at beginning of year		$(68,770)		$(79,792)		$(51,056)
Total other comprehensive income (loss) attributable to Mueller Industries, Inc.		13,887		11,022		(29,292)
Reclassification of stranded effects of the Act		—		—		556

Balance at end of year		$(54,883)		$(68,770)		$(79,792)

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(continued)
Years Ended December 26, 2020, December 28, 2019, and December 29, 2018

	2020		2019		2018
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Treasury stock:
Balance at beginning of year	23,234	$(470,243)	23,480	$(474,240)	22,373	$(445,723)
Issuance of shares under incentive stock option plans	(71)	515	(94)	1,908	(57)	1,136
Repurchase of common stock	248	(5,574)	162	(4,251)	1,437	(35,146)
Issuance of restricted stock	(315)	6,383	(314)	6,340	(273)	5,493

Balance at end of year	23,096	$(468,919)	23,234	$(470,243)	23,480	$(474,240)

Noncontrolling interests:
Balance at beginning of year		$18,668		$14,904		$13,917
Dividends paid to noncontrolling interests		—		(846)		(592)
Net income attributable to noncontrolling interests		4,156		5,260		2,361
Foreign currency translation		1,491		(650)		(782)

Balance at end of year		$24,315		$18,668		$14,904
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

The principal business of Mueller Industries, Inc. is the manufacture and sale of copper tube and fittings; line sets; PEX plastic tube and fittings; steel nipples; brass and copper alloy rod, bar, and shapes; aluminum and brass forgings; aluminum impact extrusions; compressed gas valves; refrigeration valves and fittings; fabricated tubular products; pressure vessels; coaxial heat exchangers; insulated flexible duct systems; brazed manifolds; headers; and distributor assemblies.  The Company also resells brass and plastic plumbing valves, plastic fittings, malleable iron fittings, faucets, and plumbing specialty products.  The Company markets its products to the HVAC, plumbing, refrigeration, hardware, and other industries.  Mueller’s operations are located throughout the United States and in Canada, Mexico, Great Britain, South Korea, the Middle East, and China.

Fiscal Years

The Company’s fiscal year consists of 52 weeks ending on the last Saturday of December.  These dates were December 26, 2020, December 28, 2019, and December 29, 2018.

Basis of Presentation

The Consolidated Financial Statements include the accounts of Mueller Industries, Inc. and its majority-owned subsidiaries.  The noncontrolling interest represents a private ownership interest of 40 percent of Jungwoo Metal Ind. Co., LTD (Jungwoo-Mueller).

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

See “Note 3 – Segment Information” for additional information on disaggregation of revenue from contracts with customers.

Acquisitions

Accounting for acquisitions requires the Company to recognize separately from goodwill the assets acquired and liabilities assumed at their acquisition date fair values.  Goodwill is measured as the excess of the purchase price over the net amount allocated to the identifiable assets acquired and liabilities assumed.  While management uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement.  As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.  The operating results generated by the acquired businesses are included in the Consolidated Statements of Income from their respective dates of acquisition.  Acquisition related costs are expensed as incurred.  See “Note 2 – Acquisitions” for additional information.

Cash Equivalents and Restricted Cash

Temporary investments with original maturities of three months or less are considered to be cash equivalents.  These investments are stated at cost.  At December 26, 2020 and December 28, 2019, temporary investments consisted of money market mutual funds, commercial paper, bank repurchase agreements, and U.S. and foreign government securities totaling approximately $13.3 million and $0.5 million, respectively.

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program. See “Note 4 – Cash, Cash Equivalents, and Restricted Cash” for additional information.

Allowance for Doubtful Accounts

The Company routinely grants credit to many of its customers without collateral. The risk of credit loss in trade receivables is substantially mitigated by the credit evaluation process. The Company provides an allowance for receivables that may not be fully collected.  In circumstances where the Company is aware of a customer’s inability to meet their financial obligations (e.g., bankruptcy filings or substantial credit rating downgrades), it records an allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount it believes most likely will be collected.  For all other customers, the Company recognizes an allowance for doubtful accounts based on its historical collection experience and the impact of current economic conditions.  If circumstances change (e.g., greater than expected defaults or an unexpected material change in a major customer’s ability to meet their financial obligations), the Company could change its estimate of the recoverability of amounts due by a material amount. Historically, credit losses have been within management’s expectations. The balance for uncollectible accounts was $1.5 million and $0.8 million as of December 26, 2020 and December 28, 2019, respectively.

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

Leases

The Company leases certain manufacturing facilities, distribution centers, office space, and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet; expense for these leases is recognized on a straight line-basis over the term of the lease. Most of the Company’s leases include one or more options to renew up to five years and have remaining terms of one to 15 years. These options are not included in the Company’s valuation of the right-of-use assets as the Company is not reasonably certain to exercise the options.

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

Pension and Other Postretirement Benefit Plans

The Company sponsors several qualified and nonqualified pension and other postretirement benefit plans in the U.S. and certain foreign locations.  The Company recognizes the overfunded or underfunded status of the plans as an asset or liability in the Consolidated Balance Sheets with changes in the funded status recorded through comprehensive income in the year in which those changes occur.  The obligations for these plans are determined by actuaries and affected by the assumptions, including discount rates, expected long-term return on plan assets for defined benefit pension plans, and certain employee-related factors, such as retirement age and mortality.  The Company evaluates its assumptions periodically and makes adjustments as necessary.

The expected return on plan assets is determined using the market value of plan assets.  Differences between assumed and actual returns are amortized to the market value of assets on a straight-line basis over the average remaining service period of the plan participants using the corridor approach.  The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions.  These unrecognized gains and losses are amortized when the net gains and losses exceed 10 percent of the greater of the market value of the plan assets or the projected benefit obligation.  The amount in excess of the corridor is amortized over the average remaining service period of the plan participants.  For 2020, the average remaining service period for the pension plans was 11.5 years.  See “Note 13 – Benefit Plans” for additional information.

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

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards calculated using the treasury stock method.  There were approximately 10 thousand stock-based awards excluded from the computation of diluted earnings per share for the year ended December 26, 2020, because they were antidilutive. There were no awards excluded from the computation of diluted earnings per share for the year ended December 28, 2019.

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

All derivatives are recognized in the Consolidated Balance Sheets at their fair value.  On the date the derivative contract is entered into, it is either a) designated as a hedge of  (i) a forecasted transaction or the variability of cash flow to be paid (cash flow hedge) or (ii) the fair value of a recognized asset or liability (fair value hedge), or b) not designated in a hedge accounting relationship, even though the derivative contract was executed to mitigate an economic exposure (economic hedge), as the Company does not enter into derivative contracts for trading purposes.  Changes in the fair value of a derivative that is qualified, designated, and highly effective as a cash flow hedge are recorded in stockholders’ equity within accumulated other comprehensive income (AOCI), to the extent effective, until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of undesignated derivative instruments executed as economic hedges are reported in current earnings.

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

The fair value of long-term debt at December 26, 2020 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

Foreign Currency Translation

For foreign subsidiaries for which the functional currency is not the U.S. dollar, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year.  Translation gains and losses are included in equity as a component of AOCI.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recognized in selling, general, and administrative expense in the Consolidated Statements of Income. Included in the Consolidated Statements of Income were net transaction losses of $0.5 million in 2020, gains of $0.2 million in 2019, and losses of $1.0 million in 2018.

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

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Disclosure Framework- Measurement of Credit Losses on Financial Instruments. The ASU significantly changes the current incurred credit loss model under U.S. GAAP, which delays the recognition of credit losses until it is probable a loss has been incurred, to a current expected credit losses model which requires immediate recognition of management estimates of credit losses. The Company adopted the ASU during the first quarter of 2020 using a retrospective approach. The adoption of the ASU did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. For employers that sponsor defined benefit pension and/or other postretirement benefit plans, the ASU eliminates requirements for certain disclosures that are no longer considered cost beneficial, requires new disclosures related to the weighted-average interest crediting rate for cash balance plans and explanations for significant gains and losses related to changes in benefit obligations, and clarifies the requirements for entities that provide aggregate disclosures for two or more plans. The Company adopted the ASU during the first quarter of 2020 using a retrospective approach. The adoption of the ASU did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU eliminates requirements to disclose the amount and reasons for transfers between level 1 and level 2 of the fair value hierarchy, but requires public companies to disclose changes in unrealized gains and losses for the period included in other comprehensive income (OCI) for recurring level 3 fair value measurements or instruments held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for level 3 fair value measurements. The Company adopted the ASU during the first quarter of 2020. The guidance on changes in unrealized gains and losses for the period included in OCI for recurring level 3 measurements, the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements, and the narrative description of measurement uncertainty is applied prospectively. All other amendments are applied retrospectively. The adoption of the ASU did not have a material impact on the Company’s Consolidated Financial Statements.

Note 2 – Acquisitions

2020 Acquisitions

Kessler

On August 3, 2020, the Company entered into an asset purchase agreement with Wieland-Kessler LLC, whereby the Company purchased the Kessler distribution business, which included inventory, manufacturing equipment, and related assets. The total purchase price was $57.2 million in cash paid at closing. The Company treated this as a business combination. The acquired business, Kessler Sales and Distribution, LLC (Kessler), is a distributor of residential and commercial plumbing products. It is reported within and complements the Company’s existing businesses in the Piping Systems segment. For the year ended December 26, 2020, the Company’s total net sales included $55.0 million of revenue recognized by Kessler from the date of acquisition.

Shoals

On January 17, 2020, the Company entered into a stock purchase agreement pursuant to which the Company acquired all of the outstanding stock of Shoals Tubular, Inc. (Shoals) for approximately $15.4 million in cash at closing, net of working capital adjustments. Shoals is a manufacturer of brazed manifolds, headers, and distributor assemblies used primarily by manufacturers of residential heating and air conditioning units. The acquired business is reported within and complements the Company’s existing businesses in the Climate segment.

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

For the years ended December 26, 2020 and December 28, 2019, ATCO had net sales of approximately $196.5 million and $190.1 million, respectively. For the year ended December 29, 2018, the Company’s total net sales included $90.0 million of revenue recognized by ATCO from the date of acquisition.

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

For the Year Ended
(In thousands, except per share data)	2018

Net sales	$2,595,454
Net income	111,482

Basic earnings per share	$1.96
Diluted earnings per share	1.95

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

The following table summarizes the allocation of the purchase price to acquire these businesses, which were financed by available cash balances, as well as the assets acquired and liabilities assumed at the respective acquisition dates.  The purchase price allocations for Kessler and Shoals are provisional as of December 26, 2020 and subject to change upon the completion of the final valuation of long-lived assets during the measurement period.

(In thousands)	Kessler		Shoals		ATCO		Die-Mold

Total consideration	$57,233		$15,415		$158,100		$13,629

Allocated to:
Accounts receivable	—		660		21,829		1,684
Inventories	25,106		1,809		31,666		1,833
Other current assets	—		26		1,051		267
Property, plant, and equipment	3,561		3,700		83,080		3,278
Operating lease right-of-use assets	10,526		—		—		—
Goodwill	11,710	(1)	1,964	(1)	17,236	(1)	4,239
Intangible assets	15,140		7,480		23,360		5,209
Other assets	—		—		224		—
Total assets acquired	66,043		15,639		178,446		16,510

Accounts payable	—		217		8,093		710
Current portion of operating lease liabilities	1,692		—		—		—
Other current liabilities	—		7		10,187		173
Long-term debt	—		—		2,066		—
Noncurrent operating lease liabilities	7,118		—		—		—
Other noncurrent liabilities	—		—		—		1,998
Total liabilities assumed	8,810		224		20,346		2,881

Net assets acquired	57,233		15,415		$158,100		$13,629
(1) Tax-deductible goodwill

The following details the total intangible assets identified in the allocation of the purchase price at the respective acquisition dates:

(In thousands)	Estimated Useful Life	Kessler	Shoals	ATCO	Die-Mold

Intangible asset type:
Customer relationships	20 years	$11,180	$4,290	$6,550	$3,077
Non-compete agreements	3-5 years	—	150	—	70
Patents and technology	10-15 years	—	2,620	10,570	1,512
Trade names, licenses, and other	5-10 years	3,960	420	4,770	550
Supply contracts	5 years	—	—	1,470	—

Total intangible assets		$15,140	$7,480	$23,360	$5,209

Note 3 –Segment Information

The Company’s reportable segments are Piping Systems, Industrial Metals, and Climate.  Each of the reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

Piping Systems

Piping Systems is composed of the following operating segments: Domestic Piping Systems Group, Great Lakes Copper, Heatlink Group, Die-Mold, European Operations, Trading Group, and Jungwoo-Mueller (the Company’s South Korean joint venture).  The Domestic Piping Systems Group manufactures and distributes copper tube, fittings, and line sets.  These products are manufactured in the U.S., sold in the U.S., and exported to markets worldwide.  Outside the U.S., Great Lakes Copper manufactures copper tube and line sets in Canada and sells the products primarily in the U.S. and Canada. Heatlink Group produces a complete line of products for PEX plumbing and radiant systems in Canada and sells these products in Canada and the U.S. Die-Mold manufactures PEX and other plumbing-related fittings and plastic injection tooling in Canada and sells these products in Canada and the U.S. European Operations manufacture copper tube in the U.K. which is sold primarily in Europe.  The Trading Group manufactures pipe nipples and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products in the U.S. and Mexico.  Jungwoo-Mueller manufactures copper-based joining products that are sold worldwide.  The Piping Systems segment’s products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, building product retailers, and air-conditioning OEMs.

During 2020, the segment recognized fixed asset impairment charges for certain manufacturing equipment of $3.8 million.

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

Climate

Climate is composed of the following operating segments: Refrigeration Products, Fabricated Tube Products, Westermeyer, Turbotec, ATCO, Linesets, Inc. and Shoals.  These domestic businesses manufacture and fabricate valves, assemblies, high pressure components, coaxial heat exchangers, insulated HVAC flexible duct systems, line sets, brazed manifolds, headers, and distributor assemblies primarily for the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

Performance of segments is generally evaluated by their operating income.  Summarized product line, geographic, and segment information is shown in the following tables.  Geographic sales data indicates the location from which products are shipped.  Unallocated expenses include general corporate expenses, plus certain charges or credits not included in segment activity.

During 2020, 2019, and 2018, no single customer exceeded 10 percent of worldwide sales.

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Year Ended December 26, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,232,724	$—	$—	$1,232,724
Brass rod and forgings	—	356,547	—	356,547
OEM components, tube & assemblies	56,176	42,127	138,551	236,854
Valves and plumbing specialties	294,102	—	—	294,102
Other	—	73,485	231,580	305,065

	$1,583,002	$472,159	$370,131	$2,425,292

Intersegment sales				(27,249)

Net sales				$2,398,043

	For the Year Ended December 28, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,271,558	$—	$—	$1,271,558
Brass rod and forgings	—	425,573	—	425,573
OEM components, tube & assemblies	29,103	48,104	133,651	210,858
Valves and plumbing specialties	241,795	—	—	241,795
Other	—	80,695	222,565	303,260

	$1,542,456	$554,372	$356,216	$2,453,044

Intersegment sales				(22,428)

Net sales				$2,430,616

Disaggregation of revenue from contracts with customers (continued):

	For the Year Ended December 29, 2018
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,352,875	$—	$—	$1,352,875
Brass rod and forgings	—	501,472	—	501,472
OEM components, tube & assemblies	29,578	53,581	139,113	222,272
Valves and plumbing specialties	263,180	—	—	263,180
Other	—	96,008	89,956	185,964

	$1,645,633	$651,061	$229,069	$2,525,763

Intersegment sales				(17,885)

Net sales				$2,507,878

Summarized segment information is as follows:

	For the Year Ended December 26, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,583,002	$472,159	$370,131	$(27,249)	$2,398,043

Cost of goods sold	1,311,697	398,000	276,274	(19,810)	1,966,161
Depreciation and amortization	23,071	7,528	10,249	3,995	44,843
Selling, general, and administrative expense	78,744	12,566	26,806	41,367	159,483
Litigation settlement, net	—	—	—	(22,053)	(22,053)
Impairment charges	3,771	—	—	—	3,771

Operating income	165,719	54,065	56,802	(30,748)	245,838

Interest expense					(19,247)
Pension plan termination expense					(17,835)
Environmental expense					(4,454)
Other income, net					4,887

Income before income taxes					$209,189

Segment information (continued):

	For the Year Ended December 28, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,542,456	$554,372	$356,216	$(22,428)	$2,430,616

Cost of goods sold	1,313,980	473,010	273,850	(25,230)	2,035,610
Depreciation and amortization	22,621	7,489	9,298	3,285	42,693
Selling, general, and administrative expense	75,170	12,359	30,385	44,444	162,358
(Gain) loss on sale of assets, net	(1,194)	275	(44)	—	(963)
Insurance recovery	—	(485)	—	—	(485)

Operating income	131,879	61,724	42,727	(44,927)	191,403

Interest expense					(25,683)
Environmental expense					(1,321)
Other income, net					1,684

Income before income taxes					$166,083

	For the Year Ended December 29, 2018
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,645,633	$651,061	$229,069	$(17,885)	$2,507,878

Cost of goods sold	1,426,729	559,367	182,456	(18,152)	2,150,400
Depreciation and amortization	23,304	7,568	5,569	3,114	39,555
Selling, general, and administrative expense	74,864	13,501	16,926	43,597	148,888
Gain on sale of assets, net	(2,093)	(1,301)	—	3,141	(253)
Insurance recovery	—	(3,681)	—	—	(3,681)

Operating income	122,829	75,607	24,118	(49,585)	172,969

Interest expense					(25,199)
Environmental expense					(1,320)
Other income, net					3,967

Income before income taxes					$150,417

Summarized geographic information is as follows:

(In thousands)	2020	2019	2018

Net sales:
United States	$1,765,810	$1,775,321	$1,820,857
United Kingdom	207,754	230,791	245,458
Canada	293,776	285,720	292,798
Asia	58,256	64,363	59,730
Mexico	72,447	74,421	89,035

	$2,398,043	$2,430,616	$2,507,878

(In thousands)	2020	2019	2018

Long-lived assets:
United States	$289,508	$286,727	$295,735
United Kingdom	30,872	18,776	16,313
Canada	29,582	31,429	33,144
Asia	26,107	25,637	24,930
Mexico	503	559	511

	$376,572	$363,128	$370,633

(In thousands)	2020	2019	2018

Expenditures for long-lived assets (including those resulting from business acquisitions):
Piping Systems	$39,209	$15,505	$31,362
Industrial Metals	5,968	9,101	8,066
Climate	5,521	3,845	85,471
General Corporate	448	2,711	37

	$51,146	$31,162	$124,936

Segment assets:
Piping Systems	$977,937	$796,262	$818,303
Industrial Metals	152,683	161,904	173,725
Climate	258,668	249,853	246,851
General Corporate	139,280	162,921	130,670

	$1,528,568	$1,370,940	$1,369,549

Note 4 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	2020	2019

Cash & cash equivalents	$119,075	$97,944
Restricted cash included within other current assets	8,198	—
Restricted cash included within other assets	103	98

Total cash, cash equivalents, and restricted cash	$127,376	$98,042

Note 5 – Inventories

(In thousands)	2020	2019

Raw materials and supplies	$85,927	$85,769
Work-in-process	49,361	48,814
Finished goods	186,785	163,842
Valuation reserves	(7,071)	(6,318)

Inventories	$315,002	$292,107

Inventories valued using the LIFO method totaled $17.3 million at December 26, 2020 and $16.8 million at December 28, 2019.  At December 26, 2020 and December 28, 2019, the approximate FIFO cost of such inventories was $108.1 million and $87.8 million, respectively.  Additionally, the Company values certain inventories on an average cost basis.

At the end of 2020 and 2019, the FIFO value of inventory consigned to others was $6.4 million and $5.5 million, respectively.

Note 6 – Consolidated Financial Statement Details

Other Current Liabilities

Included in other current liabilities as of December 26, 2020 and December 28, 2019 were the following: (i) accrued discounts, allowances, and customer rebates of $56.0 million and $53.9 million, respectively, (ii) accrued interest of $5.4 million and $6.0 million, respectively, (iii) current taxes payable of $6.3 million and $4.7 million, respectively, (iv) current environmental liabilities of $2.7 million and $0.9 million, respectively, and (v) net loss positions on derivative contracts of $6.3 million and $0.2 million, respectively. In addition, as of December 26, 2020 and December 28, 2019 this included accruals for excise tax of $6.4 million resulting from the termination of the U.S. defined benefit pension plan and contingent consideration arrangements associated with acquired businesses of $7.0 million, respectively.

Other Income, Net

(In thousands)	2020	2019	2018

Net periodic benefit income	$3,013	$465	$2,914
Interest income	1,101	722	624
Other	773	497	429

Other income, net	$4,887	$1,684	$3,967

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

At December 26, 2020, the Company held open futures contracts to purchase approximately $5.4 million of copper over the next 12 months related to fixed price sales orders.  The fair value of those futures contracts was a $1.2 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At December 26, 2020, this amount was approximately $0.8 million of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At December 26, 2020, the Company held open futures contracts to sell approximately $49.4 million of copper over the next five months related to copper inventory.  The fair value of those futures contracts was a $5.8 million net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	2020	2019	Balance Sheet Location	2020	2019

Commodity contracts - gains	Other current assets	$1,213	$1,435	Other current liabilities	$68	$50
Commodity contracts - losses	Other current assets	(8)	(12)	Other current liabilities	(5,863)	(159)

Total derivatives (1)		$1,205	$1,423		$(5,795)	$(109)
(1) Does not include the impact of cash collateral provided to counterparties.

The following table summarizes the effects of derivative instruments on the Consolidated Statements of Income:

(In thousands)	Location	2020	2019

Undesignated derivatives:
(Loss) gain on commodity contracts (nonqualifying)	Cost of goods sold	$(8,893)	$2,443

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	Year Ended December 26, 2020
(In thousands)	Loss Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(4,579)	Cost of goods sold	$5,091
Other	(4)	Other	—

Total	$(4,583)	Total	$5,091

	Year Ended December 28, 2019
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$1,161	Cost of goods sold	$(486)
Other	15	Other	—

Total	$1,176	Total	$(486)

The Company enters into futures and forward contracts that closely match the terms of the underlying transactions.  As a result, the ineffective portion of the qualifying open hedge contracts through December 26, 2020 was not material to the Consolidated Statements of Income.

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At December 26, 2020 and December 28, 2019, the Company had recorded restricted cash in other current assets of $7.6 million and $0.2 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Note 8 – Leases

The Company leases certain facilities, vehicles, and equipment which expire on various dates through 2032. The following table includes supplemental information with regards to the Company’s operating leases:

(In thousands, except lease term and discount rate)	December 26, 2020	December 28, 2019

Operating lease right-of-use assets	$29,301	$26,922

Current portion of operating lease liabilities	6,259	5,250
Noncurrent operating lease liabilities	21,602	22,388

Total operating lease liabilities	$27,861	$27,638

Weighted average discount rate	3.91%	5.82%
Weighted average remaining lease term (in years)	5.99	8.35

Some of the Company’s leases include variable lease costs such as taxes, insurance, etc. These costs are immaterial for disclosure.

The following table presents certain information related to operating lease costs and cash paid during the period:

	For the Year Ended
(In thousands)	December 28, 2019	December 28, 2019

Operating lease costs	$7,039	$6,818
Short term lease costs	4,734	4,951

Total lease costs	$11,773	$11,769

Cash paid for amounts included in the measurement of lease liabilities	$7,040	$6,703

Maturities of the Company’s operating leases are as follows:

(In thousands)	Amount

2021	$7,353
2022	6,489
2023	4,553
2024	3,382
2025	2,376
2026 and thereafter	7,254

Total lease payments	31,407
Less imputed interest	(3,546)

Total lease obligations	27,861
Less current obligations	(6,259)

Noncurrent lease obligations	$21,602

Note 9 – Property, Plant, and Equipment, Net

(In thousands)	2020	2019

Land and land improvements	$33,602	$31,987
Buildings	218,319	203,762
Machinery and equipment	658,613	640,642
Construction in progress	28,631	18,920

	939,165	895,311
Less accumulated depreciation	(562,593)	(532,183)

Property, plant, and equipment, net	$376,572	$363,128

Depreciation expense for property, plant, and equipment was $38.7 million in 2020, $37.3 million in 2019, and $35.1 million in 2018.

Note 10 – Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Goodwill	$168,700	$8,854	$22,186	$199,740
Accumulated impairment charges	(40,552)	(8,853)	—	(49,405)

Balance at December 29, 2018:	128,148	1	22,186	150,335

Additions (1)	1,999	—	—	1,999
Reductions (2)	—	—	(534)	(534)
Currency translation	1,476	—	—	1,476

Balance at December 28, 2019:	131,623	1	21,652	153,276

Additions	11,710	—	1,964	13,674
Currency translation	814	—	—	814

Balance at December 26, 2020:
Goodwill	184,699	8,854	23,616	217,169
Accumulated impairment charges	(40,552)	(8,853)	—	(49,405)

Goodwill, net	$144,147	$1	$23,616	$167,764
(1) Includes finalization of the purchase price allocation adjustment for Die-Mold of $2.0 million.
(2) Includes finalization of the purchase price allocation adjustment for ATCO of $0.5 million.
Reporting units with recorded goodwill include Domestic Piping Systems Group, B&K LLC, Great Lakes, Heatlink Group, Die-Mold, European Operations, Jungwoo-Mueller, Westermeyer, Turbotec, ATCO, and Shoals.  Several factors give rise to goodwill in the Company’s acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired businesses.  There were no impairment charges resulting from the 2020, 2019, or 2018 annual impairment tests as the estimated fair value of each of the reporting units exceeded its carrying value.

Other Intangible Assets

The carrying amount of intangible assets at December 26, 2020 was as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$61,068	$(11,676)	$49,392
Non-compete agreements	2,689	(2,527)	162
Patents and technology	22,585	(5,672)	16,913
Trade names and licenses	14,631	(4,476)	10,155
Other	1,676	(1,091)	585

Other intangible assets	$102,649	$(25,442)	$77,207

The carrying amount of intangible assets at December 28, 2019 was as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$44,832	$(8,773)	$36,059
Non-compete agreements	2,499	(2,156)	343
Patents and technology	19,804	(4,060)	15,744
Trade names and licenses	10,155	(3,249)	6,906
Other	1,676	(646)	1,030

Other intangible assets	$78,966	$(18,884)	$60,082

Amortization expense for intangible assets was $6.1 million in 2020, $5.4 million in 2019, and $4.4 million in 2018.  Future amortization expense is estimated as follows:

(In thousands)	Amount

2021	$6,393
2022	6,311
2023	6,000
2024	5,769
2025	5,743
Thereafter	46,991

Expected amortization expense	$77,207

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

(In thousands)	2020	2019

Current assets	$167,451	$198,559
Noncurrent assets	78,241	87,218
Current liabilities	120,202	147,801
Noncurrent liabilities	50,020	51,219

Net sales	$384,919	$488,270
Gross profit	50,347	58,494
Net loss	(20,892)	(44,053)

The Company’s loss from unconsolidated affiliates, net of foreign tax, for 2020 and 2019 included net losses of $10.4 million and $22.0 million, respectively, for Tecumseh.

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

The Company’s loss from unconsolidated affiliates, net of foreign tax, for 2020 and 2019 included net gains of $0.2 million and net losses of $2.6 million, respectively, for Mueller Middle East.

Mueller Middle East manufactures and sells copper coils to certain Mueller subsidiaries. For the year ended December 26, 2020, total sales to Mueller subsidiaries were approximately $37.4 million.

Note 12 – Debt

(In thousands)	2020	2019

Subordinated Debentures with interest at 6.00%, due 2027	$284,479	$284,479
Revolving Credit Facility with interest at 1.52%, due 2021	35,000	90,000
Jungwoo-Mueller credit facility with interest at 1.90%, due 2021	5,811	—
Jungwoo-Mueller credit facility with interest at 2.55%, due 2020	—	5,768
2001 Series IRB's with interest at 1.14%, due 2021	250	1,250
Other	2,555	5,295
	328,095	386,792

Less debt issuance costs	(219)	(538)
Less current portion of debt	(41,283)	(7,530)

Long-term debt	$286,593	$378,724

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

If redeemed during the 12-month period beginning March 9:

Year	Redemption Price

2020	103%
2021	102
2022 and thereafter	100

Revolving Credit Facility

The Company’s Credit Agreement provides for an unsecured $350.0 million revolving credit facility (Revolving Credit Facility) that matures on December 6, 2021.  Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at LIBOR or Base Rate as defined by the Credit Agreement, plus a variable premium.  LIBOR advances may be based upon the one, three, or six-month LIBOR.  The variable premium is based upon the Company’s debt to total capitalization ratio, and can range from 112.5 to 162.5 basis points for LIBOR based loans and 12.5 to 62.5 basis points for Base Rate loans.  At December 26, 2020, the premium was 137.5 basis points for LIBOR loans and 37.5 basis points for Base Rate loans.  Additionally, a commitment fee is payable quarterly on the total commitment less any outstanding loans or issued letters of credit, and varies from 15.0 to 30.0 basis points based upon the Company’s debt to total capitalization ratio.  Availability of funds under the Revolving Credit Facility is reduced by the amount of certain outstanding letters of credit, which are used to secure the Company’s payment of insurance deductibles and certain retiree health benefits, totaling approximately $19.4 million at December 26, 2020.  Terms of the letters of credit are generally renewable annually.

Jungwoo-Mueller

Jungwoo-Mueller has several secured revolving credit arrangements with a total borrowing capacity of KRW 25.8 billion (or approximately $23.5 million).  Borrowings are secured by the real property and equipment of Jungwoo-Mueller.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  At December 26, 2020, the Company was in compliance with all debt covenants.

Aggregate annual maturities of the Company’s debt are as follows:

(In thousands)	Amount

2021	$41,283
2022	222
2023	222
2024	222
2025	167
Thereafter	285,979

Long-term debt	$328,095

Net interest expense consisted of the following:

(In thousands)	2020	2019	2018

Interest expense	$19,510	$25,957	$25,349
Capitalized interest	(263)	(274)	(150)

	$19,247	$25,683	$25,199

Interest paid in 2020, 2019, and 2018 was $19.8 million, $25.4 million, and $25.2 million, respectively.

Note 13 – Benefit Plans

Pension and Other Postretirement Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain employees.  The following tables provide a reconciliation of the changes in the most significant plans’ benefit obligations and the fair value of the plans’ assets for 2020 and 2019, and a statement of the plans’ aggregate funded status:

	Pension Benefits		Other Benefits
(In thousands)	2020	2019	2020	2019

Change in benefit obligation:
Obligation at beginning of year	$182,164	$166,739	$12,653	$14,382
Service cost	—	—	212	260
Interest cost	3,260	5,972	430	609
Actuarial loss (gain)	10,790	17,061	422	(1,860)
Plan amendments	—	—	(26)	—
Benefit payments	(9,214)	(9,883)	(716)	(832)
Curtailment	—	—	(183)	—
Settlement (1)	(99,585)	—	—	(198)
Foreign currency translation adjustment	3,394	2,275	(10)	292

Obligation at end of year	90,809	182,164	12,782	12,653

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	183,486	164,603	—	—
Actual return on plan assets	13,313	26,734	—	—
Employer contributions	—	—	716	832
Benefit payments	(9,214)	(9,883)	(716)	(832)
Settlement (1)	(99,585)	—	—	—
Surplus assets (1)	(12,386)	—	—	—
Foreign currency translation adjustment	2,866	2,032	—	—

Fair value of plan assets at end of year	78,480	183,486	—	—

Funded (underfunded) status at end of year	$(12,329)	$1,322	$(12,782)	$(12,653)
(1)In November 2019, the Company’s Board of Directors approved the termination of the U.S. defined benefit pension plan. There were no impacts to consolidated results for 2019. Settlement accounting criteria was met in Q4 2020, therefore, all resulting settlement charges occurred in 2020. The plan termination resulted in incremental benefit payments of approximately $100.0 million and termination costs of $17.8 million, which consisted of an $11.6 million non-cash settlement charge and $6.2 million in federal excise tax on surplus assets returned to the Company of approximately $12.4 million, as of December 26, 2020.

The following represents amounts recognized in AOCI (before the effect of income taxes):

	Pension Benefits		Other Benefits
(In thousands)	2020	2019	2020	2019

Unrecognized net actuarial loss (gain)	$26,476	$36,195	$(1,187)	$(1,609)
Unrecognized prior service credit	—	—	(2,401)	(5,485)

The Company sponsors one pension plan in the U.K. which comprised 100 and 43 percent of the above benefit obligation at December 26, 2020 and December 28, 2019, respectively, and 100 and 39 percent of the above plan assets at December 26, 2020 and December 28, 2019, respectively.

As of December 26, 2020, $0.9 million of the actuarial net loss and the remainder of the prior service credit will, through amortization, be recognized as components of net periodic benefit cost in 2021.

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

As of December 26, 2020 and December 28, 2019, the total funded status of the plans recognized in the Consolidated Balance Sheets was as follows:

	Pension Benefits		Other Benefits
(In thousands)	2020	2019	2020	2019

Long-term asset	$—	$8,592	$—	$—
Current liability	—	—	(948)	(1,013)
Long-term liability	(12,329)	(7,270)	(11,834)	(11,640)

Total (underfunded) funded status	$(12,329)	$1,322	$(12,782)	$(12,653)

The components of net periodic benefit cost (income) are as follows:

(In thousands)	2020	2019	2018
Pension benefits:
Service cost	$—	$—	$88
Interest cost	3,260	5,972	5,745
Expected return on plan assets	(5,704)	(8,103)	(9,522)
Amortization of net loss	2,305	1,950	1,151
Settlement charge	11,642	—	—

Net periodic benefit cost (income)	$11,503	$(181)	$(2,538)

Other benefits:
Service cost	$212	$260	$235
Interest cost	430	609	447
Amortization of prior service credit	(519)	(902)	(902)
Amortization of net (gain) loss	(193)	(88)	92
Curtailment gain	(2,591)	—	—
Settlement charge	—	(2)	38

Net periodic benefit income	$(2,661)	$(123)	$(90)

During 2020, the Company recognized a curtailment gain of $2.6 million related to one of its postretirement benefit plans.

The components of net periodic benefit cost (income) other than the service cost component are included in other income, net in the Consolidated Statements of Income.

The weighted average assumptions used in the measurement of the Company’s benefit obligations are as follows:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019

Discount rate	1.40%	1.93%	2.92%	3.70%
Expected long-term return on plan assets	4.69%	3.84%	N/A	N/A
Rate of compensation increases	N/A	N/A	5.00%	5.00%
Rate of inflation	3.20%	3.20%	N/A	N/A

The weighted average assumptions used in the measurement of the Company’s net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018

Discount rate	1.93%	3.72%	3.22%	3.70%	4.56%	3.89%
Expected long-term return on plan assets	3.84%	5.05%	5.27%	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A	5.00%	5.00%	5.00%
Rate of inflation	3.20%	3.40%	3.30%	N/A	N/A	N/A

The Company’s Mexican postretirement plans use the rate of compensation increase in the benefit formulas.  Past service in the U.K. pension plan will be adjusted for the effects of inflation.  All other pension and postretirement plans use benefit formulas based on length of service.

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to range from 4.3 to 8.7 percent for 2021, gradually decrease to 4.1 percent through 2040, and remain at that level thereafter.  The health care cost trend rate assumption does not have a significant effect on the amounts reported.

Pension Assets

The weighted average asset allocation of the Company’s pension fund assets are as follows:

	Pension Plan Assets
Asset category	2020	2019

Fixed income securities (includes fixed income mutual funds)	—%	55%
Equity securities (includes equity mutual funds)	66	25
Multi-asset securities	24	9
Cash and equivalents (includes money market funds)	1	7
Alternative investments	9	4

Total	100%	100%

At December 26, 2020, the long-term target allocation, by asset category, of assets of the Company’s defined benefit pension plans was: (i) equity securities and multi-asset securities, including equity index funds – not less than 70 percent; and (ii) alternative investments – not more than 10 percent.

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

The estimated rates of return on plan assets are the expected future long-term rates of earnings on plan assets and are forward-looking assumptions that materially affect pension cost.  Establishing the expected future rates of return on pension assets is a judgmental matter.  The Company reviews the expected long-term rates of return on an annual basis and revises as appropriate.  The expected long-term rate of return on plan assets was 4.69 percent for 2020 and 3.84 percent in 2019.

The Company’s investments for its pension plans are reported at fair value.  The following methods and assumptions were used to estimate the fair value of the Company’s plan asset investments:

Cash and money market funds – Valued at cost, which approximates fair value.

Mutual funds – Valued at the net asset value of shares held by the plans at December 26, 2020 and December 28, 2019, respectively, based upon quoted market prices.

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

The following table sets forth by level, within the fair value hierarchy, the assets of the plans at fair value:

	Fair Value Measurements at December 26, 2020
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$492	$—	$—	$492
Mutual funds (1)	—	71,084	—	71,084
Limited partnerships	—	—	6,904	6,904

Total	$492	$71,084	$6,904	$78,480

	Fair Value Measurements at December 28, 2019
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$12,318	$—	$—	$12,318
Mutual funds (2)	—	163,253	—	163,253
Limited partnerships	—	—	7,915	7,915

Total	$12,318	$163,253	$7,915	$183,486
(1)Approximately 76 percent of mutual funds are actively managed funds and approximately 24 percent of mutual funds are index funds.  Additionally, 27 percent of the mutual funds’ assets are invested in non-U.S. multi-asset securities and 73 percent in non-U.S. equities.

(2)Approximately 80 percent of mutual funds are actively managed funds and approximately 20 percent of mutual funds are index funds.  Additionally, 10 percent of the mutual funds’ assets are invested in non-U.S. multi-asset securities, 28 percent in non-U.S. equities, 62 percent in U.S. fixed income securities.

The table below reflects the changes in the assets of the plan measured at fair value on a recurring basis using significant unobservable inputs (level 3 of fair value hierarchy) during the year ended December 26, 2020:

(In thousands)	Limited Partnerships

Balance, December 28, 2019	$7,915
Surplus assets	(1,104)
Net appreciation in fair value	93

Balance, December 26, 2020	$6,904

Contributions and Benefit Payments

The Company does not expect to contribute to the U.K. pension plan, other than to reimburse expenses, and expects to contribute $1.0 million to its other postretirement benefit plans in 2021. The Company expects future benefits to be paid from the plans as follows:

(In thousands)	Pension Benefits	Other Benefits

2021	$3,428	$947
2022	2,945	942
2023	3,050	1,016
2024	3,160	977
2025	3,273	974
2026-2030	18,210	4,700

Total	$34,066	$9,556

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

The Company makes contributions to the IAM Plan trusts that cover certain union employees; contributions by employees are not permitted.  Contributions to the IAM Plan were approximately $1.2 million in 2020, $1.2 million in 2019, and $1.3 million in 2018.  The Company’s contributions are less than five percent of total employer contributions made to the IAM Plan indicated in the most recently filed Form 5500.

Under the Pension Protection Act of 2006, the IAM Plan’s actuary must certify the plan’s zone status annually.  Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  If a plan is determined to be in endangered status, red zone or yellow zone, the plan’s trustees must develop a formal plan of corrective action, a Financial Improvement Plan and/or a Rehabilitation Plan.  The IAM Plan remains well-funded at over 80 percent, for 2020, and has been certified in the green zone. In 2019, although the IAM Plan was well-funded at 89 percent, it was certified in the yellow zone due to a declining credit balance. However, as a result of a challenging investment environment and the decline of the IAM Plan’s credit balance, the IAM National Pension Plan Board of Trustees voluntarily elected to place the IAM Plan in the red zone. The action was taken to protect the IAM Plan’s participants’ core retirement benefits and strengthen the IAM Plan’s financial health over the long term.

401(k) Plans

The Company sponsors voluntary employee savings plans that qualify under Section 401(k) of the Internal Revenue Code of 1986.  Compensation expense for the Company’s matching contribution to the 401(k) plans was $5.7 million in 2020, $5.4 million in 2019, and $5.1 million in 2018.  The Company match is a cash contribution.  Participants direct the investment of their account balances by allocating among a range of asset classes including mutual funds (equity, fixed income, and balanced funds) and money market funds.  The plans do not allow direct investment in securities issued by the Company.

UMWA Benefit Plans

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (1992 Act) was enacted.  The 1992 Act mandates a method of providing for postretirement benefits to the United Mine Workers of America (UMWA) current and retired employees, including some retirees who were never employed by the Company.  In October 1993, beneficiaries were assigned to the Company and the Company began its mandated contributions to the UMWA Combined Benefit Fund, a multiemployer trust.  Beginning in 1994, the Company was required to make contributions for assigned beneficiaries under an additional multiemployer trust created by the 1992 Act, the UMWA 1992 Benefit Plan.  The ultimate amount of the Company’s liability under the 1992 Act will vary due to factors which include, among other things, the validity, interpretation, and regulation of the 1992 Act, its joint and several obligation, the number of valid beneficiaries assigned, and the extent to which funding for this obligation will be satisfied by transfers of excess assets from the 1950 UMWA pension plan and transfers from the Abandoned Mine Reclamation Fund.  Contributions to the plan were $57 thousand, $223 thousand, and $153 thousand for the years ended 2020, 2019, and 2018, respectively.

Note 14 – Commitments and Contingencies

Environmental

The Company is subject to federal, state, local, and foreign environmental laws and regulations.  For all properties, the Company has provided and charged to expense $4.2 million in 2020, $1.7 million in 2019, and $2.0 million in 2018 for pending environmental matters.  Environmental reserves totaled $24.0 million at December 26, 2020 and $20.9 million at December 28, 2019.  As of December 26, 2020, the Company expects to spend $2.7 million in 2021, $0.8 million in 2022, $0.8 million in 2023, $0.9 million in 2024, $0.8 million in 2025, and $18.0 million thereafter for ongoing projects.

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

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980s, of implementing various remedial measures, including sealing mine portals with concrete plugs in portals that were discharging water.  The sealing program achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 QCB Order, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage, and again extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new 10-year permit will include an order requiring continued implementation of BMP through 2030 to address residual discharges of acid rock drainage.  At this site, MRRC spent approximately $1.7 million from 2018 through 2020 for remediation, and currently estimates that it will spend between approximately $13.9 million and $18.0 million over the next 30 years and has accrued a reserve at the low end of this range.

Lead Refinery Site

U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of MRRC, has conducted corrective action and interim remedial activities (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act since December 1996.  Although the Site Activities have been substantially concluded, Lead Refinery is required to perform monitoring and maintenance-related activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management effective as of March 2, 2013.  Lead Refinery spent approximately $0.6 million from 2018 through 2020 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are estimated at between $1.7 million and $2.4 million over the next 16 years. The Company has recorded a reserve at the low end of this range.

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

On November 8, 2016, the Company, its subsidiary Arava Natural Resources Company, Inc. (Arava), and Arava’s subsidiary MRRC each received general notice letters from the EPA asserting that they may be PRPs in connection with the Lead Refinery NPL site.  The Company, Arava, and MRRC have denied liability for any remedial action and response costs associated with the Lead Refinery NPL site.  In June 2017, the EPA requested that Lead Refinery conduct, and the Company fund, a remedial investigation and feasibility study of operable unit 2 of the Lead Refinery NPL site pursuant to a proposed administrative settlement agreement and order on consent. The Company and Lead Refinery entered into that agreement in September 2017. The Company has made a capital contribution to Lead Refinery to conduct the remedial investigation and feasibility study with respect to operable unit 2 and has provided financial assurance in the amount of $1.0 million. The remedial investigation and feasibility study remain ongoing. The EPA has also asserted its position that Mueller is a responsible party for the Lead Refinery NPL site, and accordingly is responsible for a share of remedial action and response costs at the site and in the adjacent residential area.

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). The Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs estimated it would cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs.  As of year-end, the Company has made payments of approximately $7.2 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs, and has reserved its rights to petition the EPA for reimbursement of any costs incurred to comply with the UAOs upon the completion of the work required therein.  In October 2017 and March 2018, separate groups of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in two civil tort actions relating to the site. The Company, Arava, and MRRC have been voluntarily dismissed from both litigations without prejudice, but Lead Refinery remains a party to each.  At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1), including, but not limited to, EPA oversight costs for which EPA may attempt to seek reimbursement from the Company, and past costs for which other PRPs may attempt to seek contribution from the Company.

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

Operating Properties

Mueller Copper Tube Products, Inc.

In 1999, Mueller Copper Tube Products, Inc. (MCTP), a wholly owned subsidiary, commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant to remove trichloroethylene, a cleaning solvent formerly used by MCTP.  On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation Report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater from the Arkansas Department of Environmental Quality (ADEQ).  The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.  Effective November 17, 2008, MCTP entered into a Settlement Agreement and Administrative Order by Consent to submit a Supplemental Investigation Work Plan (SIWP) and subsequent Final Remediation Work Plan (RWP) for the site.  By letter dated January 20, 2010, ADEQ approved the SIWP as submitted, with changes acceptable to the Company.  On December 16, 2011, MCTP entered into an amended Administrative Order by Consent to prepare and implement a revised RWP regarding final remediation for the Site.  The remediation system was activated in February 2014.  Costs to implement the work plans, including associated general and administrative costs, are estimated to approximate $0.9 million to $1.1 million over the next five years. The Company has recorded a reserve at the low end of this range.

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

Deepwater Horizon Economic and Property Damage Claim

During 2020, Mueller Copper Tube Company, a wholly owned subsidiary of the Company, collected approximately $22.1 million related to its claim under the Deepwater Horizon Economic and Property Damage Settlement Program. The collected amount represent settlement proceeds received after the payment of fees and expenses.

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at December 26, 2020 were $22.3 million.

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

Note 15 – Income Taxes

The components of income before income taxes were taxed under the following jurisdictions:

(In thousands)	2020	2019	2018

Domestic	$144,770	$112,812	$105,455
Foreign	64,419	53,271	44,962

Income before income taxes	$209,189	$166,083	$150,417

Income tax expense consists of the following:

(In thousands)	2020	2019	2018

Current tax expense:
Federal	$37,964	$19,066	$17,974
Foreign	16,221	12,727	9,650
State and local	5,182	3,892	3,158

Current tax expense	59,367	35,685	30,782

Deferred tax (benefit) expense:
Federal	(5,991)	1,725	(1,381)
Foreign	90	(2,311)	551
State and local	1,855	158	1,000

Deferred tax (benefit) expense	(4,046)	(428)	170

Income tax expense	$55,321	$35,257	$30,952

The difference between the reported income tax expense and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes is reconciled as follows:

(In thousands)	2020	2019	2018

Expected income tax expense	$43,930	$34,892	$31,588
State and local income tax, net of federal benefit	5,949	3,234	3,495
Effect of foreign statutory rates different from U.S. and other foreign adjustments	2,783	(771)	759
Investment in unconsolidated affiliates	(387)	538	(2,776)
Effect of tax on accumulated foreign earnings	—	(111)	(4,415)
Other, net	3,046	(2,525)	2,301

Income tax expense	$55,321	$35,257	$30,952

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act required companies to pay a one-time transition tax on the accumulated earnings of certain foreign subsidiaries. The Company applied the guidance in Staff Accounting Bulletin No. 118 in accounting for the enactment date effects of the Act. During the fourth quarter of 2018, the Company completed its accounting for all of the enactment-date income tax effects of the Act, and following the completion of the analysis of the calculation of the transition tax, the Company recorded a reduction to income tax expense of $4.4 million, or eight cents per diluted share, to reduce this liability. During 2019, the Treasury Department finalized regulation related to the calculation of the transition tax, the impact of which was immaterial to the Company’s Consolidated Financial Statements. The Company continues to assert that the undistributed earnings of most of its foreign subsidiaries are permanently reinvested. No taxes have been accrued with respect to these undistributed earnings or any outside basis differences. The Company has elected to provide for the tax expense related to global intangible low-taxed income (GILTI) in the year the tax is incurred.

The Company includes interest and penalties related to income tax matters as a component of income tax expense, none of which was material in 2020, 2019, and 2018.

The statute of limitations is open for the Company’s federal tax return for 2015 and for 2017 and all subsequent years.  The statutes of limitations for most state returns are open for 2017 and all subsequent years, and some state and foreign returns are also open for some earlier tax years due to differing statute periods. The Internal Revenue Service is currently auditing the Company’s 2015 and 2017 tax returns.  While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In thousands)	2020	2019

Deferred tax assets:
Inventories	$13,910	$12,247
Other postretirement benefits and accrued items	11,477	9,271
Other reserves	7,782	6,834
Foreign tax attributes	6,250	5,909
State tax attributes, net of federal benefit	21,178	22,395
Stock-based compensation	3,751	3,378
Right of Use Liability	6,034	5,965
Basis difference in unconsolidated affiliates	8,478	6,547

Total deferred tax assets	78,860	72,546
Less valuation allowance	(27,199)	(23,130)

Deferred tax assets, net of valuation allowance	51,661	49,416

Deferred tax liabilities:
Property, plant, and equipment	48,990	47,791
Pension	—	949
Right of Use Asset	6,157	5,967
Other Liabilities	638	311

Total deferred tax liabilities	55,785	55,018

Net deferred tax liabilities	$(4,124)	$(5,602)

As of December 26, 2020, after consideration of the federal impact, the Company had state income tax credit carryforwards of $2.6 million, all of which expire by 2023, and other state income tax credit carryforwards of $9.0 million with unlimited lives.  The Company had state net operating loss (NOL) carryforwards with potential tax benefits of $9.6 million, after consideration of the federal impact, expiring between 2021 and 2035.  The state tax credit and NOL carryforwards are offset by valuation allowances totaling $12.0 million.

As of December 26, 2020, the Company had other foreign tax attributes with potential tax benefits of $4.6 million that have an unlimited life.  These attributes were offset by a valuation allowance totaling $3.4 million. The Company also had other foreign tax attributes of $1.6 million, which have limited lives expiring between 2034 and 2040. The Company has also recorded a valuation allowance against deferred tax assets related to the book-tax differences in investments in unconsolidated affiliates.

Income taxes paid were approximately $49.3 million in 2020, $41.8 million in 2019, and $38.1 million in 2018.

Note 16 – Equity

The Company’s Board of Directors has extended, until July 2021, its authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 26, 2020, the Company has repurchased approximately 6.4 million shares under this authorization.

Note 17 – Stock-Based Compensation

The Company has in effect stock incentive plans under which stock-based awards have been granted to certain employees and members of its Board of Directors.  Under these existing plans, the Company may grant stock options, restricted stock awards, and performance stock awards. Approximately 1.6 million shares were available for future stock incentive awards at December 26, 2020.

During the years ended December 26, 2020, December 28, 2019, and December 29, 2018, the Company recognized stock-based compensation, as a component of selling, general, and administrative expense, in its Consolidated Statements of Income of $8.6 million, $8.7 million, and $8.0 million, respectively.

The total compensation expense not yet recognized related to stock incentive awards at December 26, 2020 was $20.8 million, with an average expense recognition period of 3.0 years.

The Company generally issues treasury shares when stock options are exercised, or when restricted stock awards or performance stock awards are granted.  A summary of the activity and related information follows:

	Stock Options		Restricted Stock Awards		Performance Stock Awards
(Shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Beginning of period	939	$25.05	764	$31.44	$298	$31.08
Granted	28	24.33	120	29.00	197	29.61
Exercised/Released	(158)	15.55	(176)	31.93	—	—
Forfeited	(16)	31.63	(2)	32.36	—	—

End of period	793	$26.81	706	$30.89	495	$30.50

Stock Options

Stock options are generally granted to purchase shares of common stock at an exercise price equal to the average of the high and low market price of the Company’s stock on the grant date.  Generally, the awards vest within five years from the grant date.  Any unexercised options expire after not more than ten years.  The fair value of each option is estimated as a single award and amortized into compensation expense on a straight-line or accrual basis over its vesting period based on its vesting schedule.

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

	2020	2019	2018

Fair value of stock options on grant date	$6.81	$8.78	$9.64
Expected term	7.9 years	7.8 years	7.6 years
Expected price volatility	31.9%	28.6%	27.2%
Risk-free interest rate	0.6%	2.4%	2.9%
Dividend yield	1.7%	1.4%	1.3%

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

The total intrinsic value of options exercised was $2.4 million, $1.6 million, and $0.9 million in 2020, 2019, and 2018, respectively.  The total fair value of options that vested was $0.7 million, $1.0 million, and $1.0 million in 2020, 2019, and 2018.

At December 26, 2020, the aggregate intrinsic value of all outstanding options was $6.4 million with a weighted average remaining contractual term of 5.3 years.  Of the outstanding options, 568 thousand are currently exercisable with an aggregate intrinsic value of $5.7 million, a weighted average exercise price of $24.92, and a weighted average remaining contractual term of 4.6 years.

Restricted Stock Awards

The fair value of each restricted stock award equals the fair value of the Company’s stock on the grant date and is amortized into compensation expense on a straight-line or accrual basis over its vesting period based on its vesting schedule.  The weighted average grant-date fair value of awards granted during 2020, 2019, and 2018 was $29.00, $28.64, and $31.95, respectively.

The aggregate intrinsic value of outstanding and unvested awards was $24.7 million at December 26, 2020.  The total fair value of awards that vested was $5.6 million, $5.6 million, and $3.7 million in 2020, 2019, and 2018, respectively.

Performance Stock Awards

Performance stock awards require achievement of certain performance criteria which are predefined by the Compensation Committee of the Board of Directors at the time of grant. The fair value of each performance stock award equals the fair value of the Company’s stock on the grant date. Performance stock awards are vested and released at the end of the performance period if the predefined performance criteria are achieved.

For all performance stock awards, in the event the certified results equal the predefined performance criteria, the Company will grant the number of shares equal to the target award. In the event the certified results exceed the predefined performance criteria, additional shares up to the maximum award will be granted. In the event the certified results fall below the predefined performance criteria but above the minimum threshold, a reduced number of shares will be granted. If the certified results fall below the minimum threshold, no shares will be granted.

In the period it becomes probable that the minimum threshold specified in the award will be achieved, the Company recognizes expense for the proportionate share of the total fair value of the performance stock awards related to the vesting period that has already lapsed for the shares expected to vest and be released. The remaining fair value of the shares expected to vest and be released is expensed on a straight-line basis over the balance of the vesting period. In the event the Company determines it is no longer probable that it will achieve the minimum threshold specified in the award, all of the previously recognized compensation expense is reversed in the period such a determination is made.

The weighted average grant-date fair value of awards granted during 2020, 2019, and 2018 was $29.61, $29.11, and $32.28, respectively.

The aggregate intrinsic value of outstanding and unvested awards was $17.2 million at December 26, 2020.

Note 18 – Accumulated Other Comprehensive Income (Loss)

AOCI includes certain foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges, adjustments to pension and other post-employment benefit liabilities, and other comprehensive income attributable to unconsolidated affiliates.

The following table provides changes in AOCI by component, net of taxes and noncontrolling interest (amounts in parentheses indicate debits to AOCI):

(In thousands)	Cumulative Translation Adjustment	Unrealized (Loss) Gain on Derivatives	Pension/ OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance at December 29, 2018	$(54,257)	$(214)	$(24,967)	$(354)	$(79,792)

Other comprehensive income (loss) before reclassifications	8,059	1,176	2,315	(839)	10,711
Amounts reclassified from AOCI	—	(486)	797	—	311

Balance at December 28, 2019	(46,198)	476	(21,855)	(1,193)	(68,770)

Other comprehensive income (loss) before reclassifications	8,859	(4,583)	(3,639)	(132)	505
Amounts reclassified from AOCI	—	5,091	8,291	—	13,382

Balance at December 26, 2020	$(37,339)	$984	$(17,203)	$(1,325)	$(54,883)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
(In thousands)	2020	2019	2018	Affected Line Item

Unrealized losses (gains) on derivatives:
Commodity contracts	$6,337	$(587)	$(429)	Cost of goods sold
	(1,246)	101	58	Income tax (benefit) expense

	$5,091	$(486)	$(371)	Net of tax and noncontrolling interests

Amortization of net loss (gain) and prior service cost on employee benefit plans	$11,642	$—	$—	Pension plan termination expense
	(998)	960	341	Other income, net
	(2,353)	(163)	(38)	Income tax benefit

	$8,291	$797	$303	Net of tax and noncontrolling interests

Note 19 – Quarterly Financial Information (Unaudited) (1)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2020
Net sales	$602,919	$500,168	$619,105	$675,851
Gross profit (2)	94,204	97,009	118,325	122,344
Consolidated net income (3)	33,951	28,487	43,957	37,254
Net income attributable to Mueller Industries, Inc.	32,415	27,956	42,702	36,420
Basic earnings per share	0.58	0.50	0.77	0.65
Diluted earnings per share	0.57	0.50	0.76	0.64
Dividends per share	0.10	0.10	0.10	0.10

2019
Net sales	$611,781	$666,394	$608,602	$543,839
Gross profit (2)	100,388	102,446	97,814	94,358
Consolidated net income	17,139	28,676	30,444	29,973
Net income attributable to Mueller Industries, Inc.	15,723	27,986	29,093	28,170
Basic earnings per share	0.28	0.50	0.52	0.50
Diluted earnings per share	0.28	0.50	0.52	0.50
Dividends per share	0.10	0.10	0.10	0.10
(1)The sum of quarterly amounts may not equal the annual amounts reported due to rounding. In addition, the earnings per share amounts are computed independently for each quarter, while the full year is based on the weighted average shares outstanding.
(2)Gross profit is net sales less cost of goods sold, which excludes depreciation and amortization.
(3)Includes income earned by Shoals Tubular, Inc., acquired during Q1 2020, and Kessler Sales and Distribution, acquired during Q3 2020.

Note 20 – Subsequent Events

On February 22, 2021, the Company announced that intends to issue on or about February 25, 2021 a notice of full redemption to the holders of its 6% Subordinated Debentures due 2027.

On January 29, 2021, the Company entered into an asset purchase agreement with Hart & Cooley LLC, whereby the Company purchased the Hart & Cooley flexible duct business. The total purchase price was $14.0 million in cash paid at closing. The acquisition will expand the Company’s footprint in the air quality and climate control systems market and complement the existing flexible duct business within the Climate segment.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mueller Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mueller Industries, Inc. (the Company) as of December 26, 2020 and December 28, 2019, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 26, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Defined Benefit Pension Obligation
Description of the Matter
At December 26, 2020 the aggregate defined pension obligation was $90.8 million and exceeded the fair value of pension plan assets of $78.5 million, resulting in an underfunded defined pension obligation of $12.3 million. As disclosed in Notes 1 and 13 to the consolidated financial statements, the Company recognizes the overfunded or underfunded status of the plans as an asset or liability in the consolidated balance sheets with changes in the funded status recorded through comprehensive income in the year in which those changes occur. The obligations for these plans are actuarially determined and affected by assumptions, including discount rates, expected long-term return on plan assets, and certain employee-related factors such as mortality.

Auditing the defined benefit pension obligation is complex and required the involvement of our actuarial specialists due to the highly judgmental nature of actuarial assumptions (e.g., discount rate, mortality rate, and expected return on plan assets) used in the measurement process. These assumptions have a significant effect on the projected benefit obligation.

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

We involved our actuarial specialist to assist with our procedures. For example, we compared the actuarial assumptions used by management to historical trends and evaluated the change in the defined benefit pension obligation from prior year due to the change in service cost, interest cost, actuarial gains and losses, benefit payments, contributions and other activities, including settlements. In addition, we evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments that is used to measure the defined benefit pension obligation. As part of this assessment, we compared management’s selected discount rate to an independently developed range of reasonable discount rates. To evaluate the mortality rate assumption, we assessed whether the information is consistent with publicly available information, and whether any market data adjusted for entity-specific factors were applied. Lastly, to evaluate the expected return on plan assets, we assessed whether management’s assumption was consistent with a range of returns for a portfolio of comparative investments.

We have served as the Company’s auditor since 1991.

Memphis, Tennessee
February 24, 2021

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 26, 2020, December 28, 2019, and December 29, 2018

		Additions
(In thousands)	Balance at beginning of year	Charged to costs and expenses	Other additions	Deductions	Balance at end of year

2020
Allowance for doubtful accounts	$770	$1,208	$—	$440	$1,538

Environmental reserves	$20,866	$4,242	$—	$1,107	$24,001

Valuation allowance for deferred tax assets	$23,130	$2,317	$1,898	$146	$27,199

2019
Allowance for doubtful accounts	$836	$(81)	$263	$248	$770

Environmental reserves	$23,619	$1,659	$—	$4,412	$20,866

Valuation allowance for deferred tax assets	$25,311	$2,919	$290	$5,390	$23,130

2018
Allowance for doubtful accounts	$980	$(286)	$220	$78	$836

Environmental reserves	$28,004	$1,981	$—	$6,366	$23,619

Valuation allowance for deferred tax assets	$30,316	$1,209	$150	$6,364	$25,311