Form 10-Q
period 2021-03-27
MUELLER INDUSTRIES INC
filed 2021-04-21
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report ended March 27, 2021
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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of April 16, 2021 was 57,127,506.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 27, 2021

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
(In thousands, except per share data)	March 27, 2021	March 28, 2020

Net sales	$818,148	$602,919

Cost of goods sold	668,418	508,715
Depreciation and amortization	11,755	11,039
Selling, general, and administrative expense	45,435	42,752
Asset impairments	—	3,035
Litigation settlement, net	—	(21,933)

Operating income	92,540	59,311

Interest expense	(4,469)	(5,379)
Other income, net	577	278

Income before income taxes	88,648	54,210

Income tax expense	(21,761)	(14,144)
Loss from unconsolidated affiliates, net of foreign tax	(1,649)	(6,115)

Consolidated net income	65,238	33,951

Net income attributable to noncontrolling interests	(2,131)	(1,536)

Net income attributable to Mueller Industries, Inc.	$63,107	$32,415

Weighted average shares for basic earnings per share	55,916	55,875
Effect of dilutive stock-based awards	756	583

Adjusted weighted average shares for diluted earnings per share	56,672	56,458

Basic earnings per share	$1.13	$0.58

Diluted earnings per share	$1.11	$0.57

Dividends per share	$0.13	$0.10

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended
(In thousands)	March 27, 2021	March 28, 2020

Consolidated net income	$65,238	$33,951

Other comprehensive income (loss), net of tax:
Foreign currency translation	4,387	(21,255)
Net change with respect to derivative instruments and hedging activities, net of tax of $(147) and $960	493	(3,357)
Net change in pension and postretirement obligation adjustments, net of tax of $56 and $(243)	(91)	739
Attributable to unconsolidated affiliates, net of tax of $(577) and $(548)	1,987	1,887

Total other comprehensive income (loss), net	6,776	(21,986)

Consolidated comprehensive income	72,014	11,965
Comprehensive income attributable to noncontrolling interests	(2,552)	(945)

Comprehensive income attributable to Mueller Industries, Inc.	$69,462	$11,020

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	March 27, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$129,876	$119,075
Accounts receivable, less allowance for doubtful accounts of $3,168 in 2021 and $1,538 in 2020	447,492	357,532
Inventories	365,457	315,002
Other current assets	43,710	33,752

Total current assets	986,535	825,361

Property, plant, and equipment, net	384,853	376,572
Operating lease right-of-use assets	28,494	29,301
Goodwill, net	168,207	167,764
Intangible assets, net	77,784	77,207
Investments in unconsolidated affiliates	38,891	37,976
Other assets	13,565	14,387

Total assets	$1,698,329	$1,528,568

Liabilities
Current liabilities:
Current portion of debt	$106,164	$41,283
Accounts payable	177,174	147,741
Accrued wages and other employee costs	39,426	46,299
Current portion of operating lease liabilities	6,567	6,259
Other current liabilities	115,157	98,061

Total current liabilities	444,488	339,643

Long-term debt, less current portion	286,576	286,593
Pension liabilities	12,183	13,552
Postretirement benefits other than pensions	13,285	13,289
Environmental reserves	21,322	21,256
Deferred income taxes	17,127	16,842
Noncurrent operating lease liabilities	20,832	21,602
Other noncurrent liabilities	14,503	14,731

Total liabilities	830,316	727,508

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 57,122,617 in 2021 and 57,087,432 in 2020	802	802
Additional paid-in capital	282,713	280,051
Retained earnings	1,075,410	1,019,694
Accumulated other comprehensive loss	(48,528)	(54,883)
Treasury common stock, at cost	(469,251)	(468,919)

Total Mueller Industries, Inc. stockholders' equity	841,146	776,745
Noncontrolling interests	26,867	24,315

Total equity	868,013	801,060

Total liabilities and equity	$1,698,329	$1,528,568

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
(In thousands)	March 27, 2021	March 28, 2020

Cash flows from operating activities
Consolidated net income	$65,238	$33,951
Reconciliation of consolidated net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,775	11,119
Stock-based compensation expense	2,109	1,985
Provision for doubtful accounts receivable	1,631	1,100
Loss from unconsolidated affiliates	1,649	6,115
(Gain) loss on disposals of properties	(936)	32
Impairment charges	—	3,035
Deferred income tax expense	142	213
Changes in assets and liabilities, net of effects of businesses acquired:
Receivables	(89,972)	(46,291)
Inventories	(45,590)	17,450
Other assets	1,230	8,010
Current liabilities	33,941	(10,821)
Other liabilities	(3,703)	(1,643)
Other, net	(95)	3,796

Net cash (used in) provided by operating activities	(22,581)	28,051

Cash flows from investing activities
Capital expenditures	(9,227)	(17,094)
Acquisition of businesses, net of cash acquired	(14,029)	(15,407)
Proceeds from sales of assets	1,730	—

Net cash used in investing activities	(21,526)	(32,501)

Cash flows from financing activities
Repurchase of common stock	—	(5,574)
Issuance of debt	100,000	110,000
Repayments of debt	(35,288)	(20,572)
Issuance of debt by consolidated joint ventures, net	45	189
Net cash received to settle stock-based awards	221	464

Net cash provided by financing activities	64,978	84,507

Effect of exchange rate changes on cash	784	(6,135)

Increase in cash, cash equivalents, and restricted cash	21,655	73,922
Cash, cash equivalents, and restricted cash at the beginning of the period	127,376	98,042

Cash, cash equivalents, and restricted cash at the end of the period	$149,031	$171,964

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended
(In thousands)	March 27, 2021	March 28, 2020

Common stock:
Balance at beginning of period	$802	$802

Balance at end of period	$802	$802

Additional paid-in capital:
Balance at beginning of period	$280,051	$278,609
Acquisition (issuance) of shares under incentive stock option plans	553	(397)
Stock-based compensation expense	2,109	1,985

Balance at end of period	$282,713	$280,197

Retained earnings:
Balance at beginning of period	$1,019,694	$903,070
Net income attributable to Mueller Industries, Inc.	63,107	32,415
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(7,391)	(5,675)

Balance at end of period	$1,075,410	$929,810

Accumulated other comprehensive loss:
Balance at beginning of period	$(54,883)	$(68,770)
Total other comprehensive income (loss) attributable to Mueller Industries, Inc.	6,355	(21,395)

Balance at end of period	$(48,528)	$(90,165)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In thousands)	For the Quarter Ended
	March 27, 2021	March 28, 2020

Treasury stock:
Balance at beginning of period	$(468,919)	$(470,243)
(Acquisition) issuance of shares under incentive stock option plans	(306)	860
Repurchase of common stock	(26)	(5,574)

Balance at end of period	$(469,251)	$(474,957)

Noncontrolling interests:
Balance at beginning of period	$24,315	$18,668
Net income attributable to noncontrolling interests	2,131	1,536
Foreign currency translation	421	(591)

Balance at end of period	$26,867	$19,613

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

Note 1 – Recent Accounting Standards

Adopted

In October 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-10, Codification Improvements: An Amendment of the FASB Accounting Standards Codification. The ASU facilitates updates to the Accounting Standards Codification for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or structure of guidance, and other minor improvements. The Company adopted the ASU during the first quarter of 2021 using a retrospective approach. The adoption of the ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The new guidance addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The Company adopted the ASU during the first quarter of 2021 using a prospective approach. The adoption of the ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. The new guidance affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The Company adopted the ASU during the first quarter of 2021 using a prospective approach. The adoption of the ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Issued

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): An Amendment of the FASB Accounting Standards Codification. The new guidance was issued in response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR). Regulators in numerous jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU is effective in 2021 but can be applied through December 31, 2022. The updated guidance requires retrospective adoption, and early adoption is permitted. The Company does not expect the adoption of the ASU to have a material impact on its Condensed Consolidated Financial Statements.

Note 2 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.

Note 3 – Acquisitions

H&C Flex

On December 20, 2020, the Company entered into an asset purchase agreement with Hart & Cooley LLC. The transaction closed on January 29, 2021, whereby the Company purchased the Hart & Cooley flexible duct business, which included inventory, manufacturing equipment, and related assets. The total purchase price was $14.0 million in cash paid at closing. The Company treated this as a business combination. The acquired business, H&C Flex, is a manufacturer and distributor of insulated HVAC flexible duct systems. It is reported within and complements the Company’s existing businesses in the Climate segment.

The provisional fair value of tangible assets acquired totaled $12.9 million, consisting primarily of property, plant, and equipment of $8.4 million and inventory of $4.5 million. Of the remaining purchase price, $1.1 million was allocated to tax-deductible goodwill. The purchase price allocation is provisional as of March 27, 2021 and subject to change upon completion of the final valuation of the long-lived assets during the measurement period.

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

The provisional fair value of tangible assets acquired totaled $28.7 million, consisting primarily of inventory. Of the remaining purchase price, $28.5 million was allocated to tax-deductible goodwill and intangible assets. During the first quarter of 2021, there was a change in the valuation that resulted in a decrease in goodwill and an increase in intangible assets of $1.5 million. The purchase price allocation is provisional as of March 27, 2021 and subject to change upon completion of the final valuation of the long-lived assets during the measurement period.

Shoals Tubular, Inc.

On January 17, 2020, the Company entered into a stock purchase agreement pursuant to which the Company acquired all of the outstanding stock of Shoals Tubular, Inc. (STI) for approximately $15.3 million, net of working capital adjustments. The total purchase price consisted of $15.3 million in cash at closing. STI is a manufacturer of brazed manifolds, headers, and distributor assemblies used primarily by manufacturers of residential heating and air conditioning units. The acquired business is reported within and complements the Company’s existing businesses in the Climate segment.

The fair value of the tangible assets acquired totaled $6.2 million, consisting primarily of property, plant, and equipment of $3.7 million, inventories of $1.8 million, and accounts receivable of $0.7 million. The fair value of the liabilities assumed totaled $0.2 million, consisting primarily of accounts payable. Of the remaining purchase price, $9.3 million was allocated to tax-deductible goodwill and intangible assets. The valuation of the business has been finalized. There were no material changes to the purchase price allocation from the amounts presented in the Company’s 2020 Annual Report on Form 10-K.

Note 4 – Segment Information

Each of the Company’s reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

Piping Systems

Piping Systems is composed of the following operating segments: Domestic Piping Systems Group, Great Lakes Copper, Heatlink Group, Die-Mold, European Operations, Trading Group, and Jungwoo-Mueller (the Company’s South Korean joint venture).  The Domestic Piping Systems Group manufactures and distributes copper tube, fittings, and line sets.  These products are manufactured in the U.S., sold in the U.S., and exported to markets worldwide.   Outside the U.S., Great Lakes Copper manufactures copper tube and line sets in Canada and sells the products primarily in the U.S. and Canada. Heatlink Group produces a complete line of products for PEX plumbing and radiant systems in Canada and sells these products in Canada and the U.S. Die-Mold manufactures PEX and other plumbing-related fittings and plastic injection tooling in Canada and sells these products in Canada and the U.S. European Operations manufactures copper tube in the U.K. which is sold primarily in Europe.  The Trading Group manufactures pipe nipples and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products in the U.S. and Mexico.  Jungwoo-Mueller manufactures copper-based joining products that are sold worldwide.  The Piping Systems segment’s products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, building product retailers, and air-conditioning original equipment manufacturers (OEMs).

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

Climate

Climate is composed of the following operating segments: Refrigeration Products, Fabricated Tube Products, Westermeyer, Turbotec, Flex Duct, Linesets, Inc., and STI.  These domestic businesses manufacture and fabricate valves, assemblies, high pressure components, coaxial heat exchangers, insulated HVAC flexible duct systems, line sets, brazed manifolds, headers, and distributor assemblies primarily for the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

Summarized segment information is as follows:

	For the Quarter Ended March 27, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$547,748	$164,852	$111,026	$(5,478)	$818,148

Cost of goods sold	450,354	140,891	84,082	(6,909)	668,418
Depreciation and amortization	6,210	1,743	2,629	1,173	11,755
Selling, general, and administrative expense	24,086	3,371	6,980	10,998	45,435

Operating income	67,098	18,847	17,335	(10,740)	92,540

Interest expense					(4,469)
Other income, net					577

Income before income taxes					$88,648

Segment information (continued):

	For the Quarter Ended March 28, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$385,013	$131,202	$93,272	$(6,568)	$602,919

Cost of goods sold	319,164	114,797	71,093	3,661	508,715
Depreciation and amortization	5,699	2,002	2,466	872	11,039
Selling, general, and administrative expense	20,439	3,221	6,699	12,393	42,752
Asset impairments	3,035	—	—	—	3,035
Litigation settlement, net	—	—	—	(21,933)	(21,933)

Operating income	36,676	11,182	13,014	(1,561)	59,311

Interest expense					(5,379)
Other income, net					278

Income before income taxes					$54,210

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended March 27, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$426,139	$—	$—	$426,139
Brass rod and forgings	—	131,262	—	131,262
OEM components, tube & assemblies	8,555	11,033	38,067	57,655
Valves and plumbing specialties	113,054	—	—	113,054
Other	—	22,557	72,959	95,516

	547,748	164,852	111,026	823,626

Intersegment sales				(5,478)

Net sales				$818,148

Disaggregation of revenue from contracts with customers (continued):

	For the Quarter Ended March 28, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$302,129	$—	$—	$302,129
Brass rod and forgings	—	99,670	—	99,670
OEM components, tube & assemblies	25,295	10,882	36,573	72,750
Valves and plumbing specialties	57,589	—	—	57,589
Other	—	20,650	56,699	77,349

	385,013	131,202	93,272	609,487

Intersegment sales				(6,568)

Net sales				$602,919

Note 5 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	March 27, 2021	December 26, 2020

Cash & cash equivalents	$129,876	$119,075
Restricted cash included within other current assets	19,052	8,198
Restricted cash included within other assets	103	103

Total cash, cash equivalents, and restricted cash	$149,031	$127,376

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 6 – Inventories

(In thousands)	March 27, 2021	December 26, 2020

Raw materials and supplies	$119,196	$85,927
Work-in-process	52,803	49,361
Finished goods	201,748	186,785
Valuation reserves	(8,290)	(7,071)

Inventories	$365,457	$315,002

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

At March 27, 2021, the Company held open futures contracts to purchase approximately $21.2 million of copper over the next 14 months related to fixed price sales orders.  The fair value of those futures contracts was a $1.9 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At March 27, 2021, this amount was approximately $1.3 million of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At March 27, 2021, the Company held open futures contracts to sell approximately $70.8 million of copper over the next six months related to copper inventory.  The fair value of those futures contracts was a $14.6 million net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	March 27, 2021	December 26, 2020	Balance Sheet Location	March 27, 2021	December 26, 2020

Commodity contracts - gains	Other current assets	$1,965	$1,213	Other current liabilities	$—	$68
Commodity contracts - losses	Other current assets	(55)	(8)	Other current liabilities	(14,667)	(5,863)

Total derivatives (1)		$1,910	$1,205		$(14,667)	$(5,795)
(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended
(In thousands)	Location	March 27, 2021	March 28, 2020

Undesignated derivatives:
Loss on commodity contracts (nonqualifying)	Cost of goods sold	(8,530)	(9,476)

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended March 27, 2021
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	(Gain) Loss Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$1,491	Cost of goods sold	$(996)
Other	(3)	Other	1

Total	$1,488	Total	$(995)

	For the Quarter Ended March 28, 2020
(In thousands)	Loss Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(3,706)	Cost of goods sold	$378
Other	(29)	Other	—

Total	$(3,735)	Total	$378

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At March 27, 2021 and December 26, 2020, the Company had recorded restricted cash in other current assets of $18.6 million and $7.6 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Long-Term Debt

The fair value of long-term debt at March 27, 2021 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

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

(In thousands)	March 27, 2021	December 26, 2020

Current assets	$171,907	$167,451
Noncurrent assets	82,198	78,241
Current liabilities	127,317	120,202
Noncurrent liabilities	49,463	50,020

	For the Quarter Ended
(In thousands)	March 27, 2021	March 28, 2020

Net sales	$97,329	$106,998
Gross profit	9,699	13,486
Net loss	(3,299)	(12,685)

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarters ended March 27, 2021 and March 28, 2020 included net losses of $1.6 million and $6.3 million, respectively, for Tecumseh.

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

Note 9 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended
(In thousands)	March 27, 2021	March 28, 2020

Pension benefits:
Interest cost	$313	$858
Expected return on plan assets	(904)	(1,495)
Amortization of net loss	378	460

Net periodic benefit income	$(213)	$(177)

Other benefits:
Service cost	$65	$61
Interest cost	87	109
Amortization of prior service credit	(118)	(226)
Amortization of net gain	(31)	(53)

Net periodic benefit cost (income)	$3	$(109)

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

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980s, of implementing various remedial measures, including sealing mine portals with concrete plugs in portals that were discharging water.  The sealing program achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 QCB Order, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage, and again extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new 10-year permit will include an order requiring continued implementation of BMP through 2030 to address residual discharges of acid rock drainage.  The Company currently estimates that it will spend between approximately $13.9 million and $18.0 million for remediation at these sites over the next 30 years and has accrued a reserve at the low end of this range.

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). The Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs currently estimate it will cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs.  As of March 27, 2021, the Company has made payments of approximately $7.5 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs, and has reserved its rights to petition the EPA for reimbursement of any costs incurred to comply with the UAOs upon the completion of the work required therein.  In October 2017 and March 2018, separate groups of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in two civil tort actions relating to the site. The Company, Arava, and MRRC have been voluntarily dismissed from both litigations without prejudice, but Lead Refinery remains a party to each.  At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1), including, but not limited to, EPA oversight costs for which EPA may attempt to seek reimbursement from the Company, and past costs for which other PRPs may attempt to seek contribution from the Company.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at March 27, 2021 were $19.3 million.

Note 11 – Income Taxes

The Company’s effective tax rate for the first quarter of 2021 was 25 percent compared with 26 percent for the same period last year.  The items impacting the effective tax rate for the first quarter of 2021 are primarily related to the provision for state income taxes, net of the federal benefit, of $2.4 million, and other items totaling $0.7 million.

The Company’s effective tax rate for the first quarter of 2020 was 26 percent. The items impacting the effective tax rate for the first quarter of 2020 were primarily attributable to the provision for state income taxes, net of the federal benefit, of $2.2 million, and other items of $0.6 million.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions. The statute of limitations is open for the Company’s federal tax return for 2015 and 2017 and all subsequent years. The statutes of limitations for most state returns are open for 2017 and all subsequent years, and some state and foreign returns are also open for some earlier tax years due to differing statute periods. The Internal Revenue Service is auditing the Company’s 2015 and 2017 federal consolidated returns. While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Quarter Ended March 27, 2021
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 26, 2020	$(37,339)	$984	$(17,203)	$(1,325)	$(54,883)

Other comprehensive income (loss) before reclassifications	3,966	1,488	(283)	1,987	7,158
Amounts reclassified from AOCI	—	(995)	192	—	(803)

Net current-period other comprehensive income (loss)	3,966	493	(91)	1,987	6,355

Balance as of March 27, 2021	$(33,373)	$1,477	$(17,294)	$662	$(48,528)

	For the Quarter Ended March 28, 2020
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 28, 2019	$(46,198)	$476	$(21,855)	$(1,193)	$(68,770)

Other comprehensive (loss) income before reclassifications	(20,664)	(3,735)	587	1,887	(21,925)
Amounts reclassified from AOCI	—	378	152	—	530

Net current-period other comprehensive (loss) income	(20,664)	(3,357)	739	1,887	(21,395)

Balance as of March 28, 2020	$(66,862)	$(2,881)	$(21,116)	$694	$(90,165)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended
(In thousands)	March 27, 2021	March 28, 2020	Affected line item

Unrealized (gains) losses on derivative commodity contracts	$(1,299)	$468	Cost of goods sold
	304	(90)	Income tax expense (benefit)

	$(995)	$378	Net of tax and noncontrolling interests

Amortization of net loss and prior service cost on employee benefit plans	$229	$181	Other income, net
	(37)	(29)	Income tax benefit

	$192	$152	Net of tax and noncontrolling interests

Note 13 - Subsequent Events

On March 31, 2021, the Company entered into a Credit Agreement to replace its prior credit agreement that would have matured on December 6, 2021. The Company's total borrowing capacity under the Credit Agreement is $500.0 million. The Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures March 31, 2026, and a term loan facility of $100.0 million, which matures March 31, 2022. Funds borrowed under the Credit Agreement may be used by the Company for working capital purposes and other general corporate purposes. In addition, the Credit Agreement provides a sublimit of $50.0 million for the issuance of letters of credit, a sublimit of $35.0 million for loans and letters of credit made in certain foreign currencies, and a Swing Line sublimit of $25.0 million. Outstanding letters of credit and foreign currency loans reduce borrowing availability under the Credit Agreement on a dollar-for-dollar basis.

During the first quarter of 2021, the Company announced the redemption of its Subordinated Debentures due 2027. The full redemption of outstanding debentures occurred on April 15, 2021 for a total of $291.4 million in principal plus accrued interest and a redemption premium of $5.7 million.

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

•Climate: The Climate segment is composed of Refrigeration Products, Fabricated Tube Products, Westermeyer, Turbotec, Flex Duct, Linesets, Inc., and Shoals Tubular, Inc. (STI). The segment manufactures and sells refrigeration valves and fittings, fabricated tubular products, high pressure components, coaxial heat exchangers, and insulated HVAC flexible duct systems, line sets, brazed manifolds, headers, and distributor assemblies. The segment sells its products primarily to the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

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

According to the U.S. Census Bureau, the March 2021 seasonally adjusted annual rate of new housing starts was 1.74 million, compared to the March 2020 rate of 1.27 million. Mortgage rates remain at historically low levels, as the average 30-year fixed mortgage rate was 2.88 percent for the first quarter of 2021 and 3.11 percent for the twelve months ended December 2020. The private non-residential construction sector includes offices, industrial, health care, and retail projects. According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $447.8 billion in February 2021 compared to the February 2020 rate of $495.8 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first quarter of 2021 and 2020:

	For the Quarter Ended		Percent Change
(In thousands)	March 27, 2021	March 28, 2020	2021 vs. 2020

Net sales	$818,148	$602,919	35.7%
Operating income	92,540	59,311	56.0
Net income	63,107	32,415	94.7

The following are components of changes in net sales compared to the prior year:

Quarter-to- Date
Net selling price in core product lines	24.9%
Unit sales volume in core product lines	3.3
Acquisitions	3.8
Other	3.7

35.7%

The increase in net sales during the first quarter of 2021 was primarily due to (i) higher net selling prices of $150.4 million in our core product lines, primarily copper tube and brass rod, (ii) higher unit sales volume of $19.6 million in our core product lines, (iii) sales of $15.3 million recorded by Kessler Sales and Distribution (KSD), acquired in August 2020, and (iv) sales of $7.6 million recorded by H&C Flex (H&C), acquired in January 2021.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2021 and 2020:

	For the Quarter Ended
(In thousands)	March 27, 2021	March 28, 2020

Cost of goods sold	$668,418	$508,715
Depreciation and amortization	11,755	11,039
Selling, general, and administrative expense	45,435	42,752
Asset impairments	—	3,035
Litigation settlement, net	—	(21,933)

Operating expenses	$725,608	$543,608

	For the Quarter Ended
	March 27, 2021	March 28, 2020

Cost of goods sold	81.7%	84.4%
Depreciation and amortization	1.4	1.8
Selling, general, and administrative expense	5.6	7.1
Asset impairments	—	0.5
Litigation settlement, net	—	(3.6)

Operating expenses	88.7%	90.2%

Cost of goods sold increased in the first quarter of 2021 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 18.3 percent compared with 15.6 percent in the prior year quarter. This improvement was primarily due to the impact from year-over-year changes in material costs for our businesses that account for inventory on a FIFO basis, an increased mix of sales from higher margin products, lower manufacturing costs, and lower employee healthcare costs. Depreciation and amortization increased slightly for the first quarter of 2021 primarily as a result of depreciation and amortization of the long-lived assets of businesses acquired. Selling, general, and administrative expense increased in the first quarter of 2021 primarily as a result of expenses associated with KSD and H&C of $2.7 million. In addition, during the first quarter of 2020 we recognized a gain of $21.9 million for the settlement of our claim under the Deepwater Horizon Economic and Property Damage Settlement Program and asset impairment charges of $3.0 million related to production equipment that was idled.

Interest expense decreased for the first quarter of 2021 primarily as a result of decreased borrowing costs due to lower principal outstanding and reduced interest rates associated with our unsecured $350.0 million revolving credit facility. Other income, net, was consistent with the first quarter of 2020.

Our effective tax rate for the first quarter of 2021 was 25 percent compared with 26 percent for the same period last year.  The items impacting the effective tax rate were primarily related to the provision for state income taxes, net of the federal benefit, of $2.4 million, and other items of $0.7 million.

For the first quarter of 2020, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to the provision for state income taxes, net of the federal benefit, of $2.2 million, and other items of $0.6 million.

During the first quarter of 2021 and the first quarter of 2020, we recognized losses of $1.6 million and $6.1 million, respectively, on our investments in unconsolidated affiliates.

Piping Systems Segment

The following table compares summary operating results for the first quarter of 2021 and 2020 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 27, 2021	March 28, 2020	2021 vs. 2020

Net sales	$547,748	$385,013	42.3%
Operating income	67,098	36,676	82.9

The following are components of changes in net sales compared to the prior year:

Quarter-to- Date
Net selling price in core product lines	31.2%
Unit sales volume in core product lines	4.4
Acquisitions	4.0
Other	2.7

42.3%

The increase in net sales during the first quarter of 2021 was primarily attributable to (i) higher net selling prices in the segment’s core product lines, primarily copper tube, of $119.6 million, (ii) higher unit sales volume of $16.8 million in the segment’s core product lines, and (iii) sales of $15.3 million recorded by KSD.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2021 and 2020:

	For the Quarter Ended
(In thousands)	March 27, 2021	March 28, 2020

Cost of goods sold	$450,354	$319,164
Depreciation and amortization	6,210	5,699
Selling, general, and administrative expense	24,086	20,439
Asset impairments	—	3,035

Operating expenses	$480,650	$348,337

	For the Quarter Ended
	March 27, 2021	March 28, 2020

Cost of goods sold	82.2%	82.9%
Depreciation and amortization	1.1	1.4
Selling, general, and administrative expense	4.5	5.4
Asset impairments	—	0.8

Operating expenses	87.8%	90.5%

The increase in cost of goods sold during the first quarter of 2021 was primarily due to the increase in the average cost of copper, our principal raw material.  Gross margin as a percentage of sales was 17.8 percent compared with 17.1 percent in the prior year quarter. This improvement was primarily due to the impact from year-over-year changes in material costs for our businesses that account for inventory on a FIFO basis, an increased mix of sales from higher margin products, lower manufacturing costs, and lower employee healthcare costs. Depreciation and amortization increased slightly for the first quarter of 2021 primarily as a result of depreciation and amortization of the long-lived assets of KSD. Selling, general, and administrative expense increased for the first quarter of 2021 primarily as a result of (i) expenses associated with KSD of $2.5 million and (ii) expenses of $1.3 million associated with the write-off of vendor deposits. In addition, during the first quarter of 2020 we recognized asset impairment charges of $3.0 million related to production equipment that was idled.

Industrial Metals Segment

The following table compares summary operating results for the first quarter of 2021 and 2020 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 27, 2021	March 28, 2020	2021 vs. 2020

Net sales	$164,852	$131,202	25.6%
Operating income	18,847	11,182	68.5

The following are components of changes in net sales compared to the prior year:

Quarter-to- Date
Net selling price in core product lines	24.4%
Unit sales volume in core product lines	2.2
Other	(1.0)

25.6%

The increase in net sales during the first quarter of 2021 was primarily due to higher net selling prices of $30.7 million in the segment’s core product lines, primarily brass rod.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2021 and 2020:

	For the Quarter Ended
(In thousands)	March 27, 2021	March 28, 2020

Cost of goods sold	$140,891	$114,797
Depreciation and amortization	1,743	2,002
Selling, general, and administrative expense	3,371	3,221

Operating expenses	$146,005	$120,020

	For the Quarter Ended
	March 27, 2021	March 28, 2020

Cost of goods sold	85.5%	87.5%
Depreciation and amortization	1.1	1.5
Selling, general, and administrative expense	2.0	2.5

Operating expenses	88.6%	91.5%

The increase in cost of goods sold during the first quarter of 2021 was primarily due to the increase in the price of copper.  Gross margin as a percentage of sales was 14.5 percent compared with 12.5 percent in the prior year quarter. This improvement was primarily the result of an increased mix of sales from higher margin businesses and lower costs. Depreciation and amortization and selling, general, and administrative expense were consistent with the first quarter of 2020.

Climate Segment

The following table compares summary operating results for the first quarter of 2021 and 2020 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 27, 2021	March 28, 2020	2021 vs. 2020

Net sales	$111,026	$93,272	19.0%
Operating income	17,335	13,014	33.2

Sales for the first quarter of 2021 increased primarily as a result of a increase in volume and price in certain product lines, as well as sales of $7.6 million recorded by H&C.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2021 and 2020:

	For the Quarter Ended
(In thousands)	March 27, 2021	March 28, 2020

Cost of goods sold	$84,082	$71,093
Depreciation and amortization	2,629	2,466
Selling, general and administrative expense	6,980	6,699

Operating expenses	$93,691	$80,258

	For the Quarter Ended
	March 27, 2021	March 28, 2020

Cost of goods sold	75.7%	76.2%
Depreciation and amortization	2.4	2.6
Selling, general and administrative expense	6.3	7.2

Operating expenses	84.4%	86.0%

Cost of goods sold increased during the first quarter of 2021, consistent with the increase in net sales.  Gross margin as a percentage of sales was 24.3 percent compared with 23.8 percent in the prior year quarter. This slight improvement was primarily the result of improved spreads, an increased mix of sales from higher margin businesses, and lower operating costs. Depreciation and amortization and selling, general, and administrative expenses were consistent with the first quarter of 2020.

Liquidity and Capital Resources

The following table presents selected financial information for the first quarter of 2021 and 2020:

(In thousands)	2021	2020

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$21,655	$73,922
Property, plant, and equipment, net	8,281	3,700
Total debt	64,864	89,571
Working capital, net of cash and current debt	110,409	28,464

Net cash (used in) provided by operating activities	(22,581)	28,051
Net cash used in investing activities	(21,526)	(32,501)
Net cash provided by financing activities	64,978	84,507

Cash Flows from Operating Activities

During the quarter ended March 27, 2021, net cash used in operating activities was primarily attributable to (i) an increase in accounts receivable of $90.0 million and (ii) an increase in inventories of $45.6 million. These decreases were partially offset by (i) consolidated net income of $65.2 million, (ii) an increase in current liabilities of $33.9 million, and (iii) depreciation and amortization of $11.8 million. The fluctuations of accounts receivable, inventories, and current liabilities were primarily due to increased sales volume in certain businesses and higher material costs during the first quarter of 2021.

During the quarter ended March 28, 2020, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $34.0 million, (ii) a decrease in inventories of $17.5 million, (iii) depreciation and amortization of $11.1 million, (iv) a decrease in other assets of $8.0 million, (v) losses from unconsolidated affiliates of $6.1 million, and (vi) asset impairment charges of $3.0 million. These increases were partially offset by (i) an increase in accounts receivable of $46.3 million and (ii) a decrease in current liabilities of $10.8 million. The fluctuations of accounts receivable and inventories were primarily due to increased sales volume in certain businesses and additional working capital needs during the first quarter of 2020.

Cash Flows from Investing Activities

The major components of net cash used in investing activities during the quarter ended March 27, 2021 included (i) $14.0 million for the purchase of H&C, net of cash acquired, and (ii) capital expenditures of $9.2 million. These uses were partially offset by proceeds from the sale of properties of $1.7 million.

The major components of net cash used in investing activities during the quarter ended March 28, 2020 included (i) capital expenditures of $17.1 million and (ii) $15.4 million for the purchase of STI, net of cash acquired.

Cash Flows from Financing Activities

For the quarter ended March 27, 2021, net cash provided by financing activities consisted of the issuance of debt under our Credit Agreement of $100.0 million. This source was partially offset by $35.0 million used to reduce the debt outstanding under our Credit Agreement.

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

As of March 27, 2021, we had $129.9 million of cash on hand and $230.7 million available to be drawn under the Credit Agreement. Our current ratio was 2.2 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $0.3 million during the first quarter of 2021.  We expect to spend approximately $2.4 million for the remainder of 2021 for ongoing environmental remediation activities.

The Company declared a quarterly cash dividend of 13.0 cents and 10.0 cents per common share during the first quarters of 2021 and 2020, respectively.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of March 27, 2021, the Company’s total debt was $392.7 million or 31.2 percent of its total capitalization.

The Debentures distributed as part of our special dividend are subordinated to all other funded debt of the Company and are callable, in whole or in part, at any time at the option of the Company, subject to declining call premiums during the first five years. The Debentures also grant each holder the right to require the Company to repurchase such holder’s Debentures in the event of a change in control at declining repurchase premiums during the first five years. Interest is payable semiannually on September 1 and March 1. Total Debentures outstanding as of March 27, 2021 were $284.5 million.

The Company’s Credit Agreement provides for an unsecured $350.0 million revolving credit facility which matures on December 6, 2021.  Total borrowings under the Credit Agreement were $100.0 million as of March 27, 2021. The Credit Agreement backed approximately $19.3 million in letters of credit at the end of the first quarter of 2021.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of March 27, 2021, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until July 2021, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 27, 2021, the Company has repurchased approximately 6.4 million shares under this authorization.

Contractual Cash Obligations

There have been no significant changes in our contractual cash obligations reported at December 26, 2020 other than the redemption of the Debentures during the first quarter of 2021.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At March 27, 2021, we held open futures contracts to purchase approximately $21.2 million of copper over the next 14 months related to fixed-price sales orders and to sell approximately $70.8 million of copper over the next six months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of March 27, 2021, we held no open futures contracts to purchase natural gas.

Interest Rates

At March 27, 2021, we had variable-rate debt outstanding of $100.0 million.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on LIBOR.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At March 27, 2021, we had open forward contracts with a financial institution to sell approximately 3.3 million euros, 2.0 million Swedish kronor, and 1.3 million Norwegian kroner through July 2021.

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political, and technological factors, among others, which could cause actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  In addition to those factors discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 26, 2020, such factors include: (i) the current and projected future business environment, including interest rates capital and consumer spending, and the impact of the COVID-19 pandemic; (ii) the domestic housing and commercial construction industry environment; (iii) availability and price fluctuations in commodities (including copper, natural gas, and other raw materials, including crude oil that indirectly affects plastic resins); (iv) competitive factors and competitor responses to the Company’s initiatives; (v) stability of government laws and regulations, including taxes; (vi) availability of financing; and (vii) continuation of the environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of March 27, 2021.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 27, 2021 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 27, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The Company is exposed to risk as it operates its businesses.  To provide a framework to understand the operating environment of the Company, we have provided a brief explanation of the more significant risks associated with our businesses in our 2020 Annual Report on Form 10-K.  There have been no material changes in risk factors that were previously disclosed in our 2020 Annual Report on Form 10-K. Additionally, the operating results of the Company’s unconsolidated affiliates may be adversely affected by unfavorable economic and market conditions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2021, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 27, 2021, the Company had repurchased approximately 6.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended March 27, 2021.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

December 27, 2020 - January 23, 2021	58,371	$36.37	—	13,575,058
January 24, 2021 - February 20, 2021	3,387	$38.26	—	13,575,058
February 21, 2021 - March 27, 2021	2,102	$43.65	—	13,575,058
Total	63,860		—
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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
April 21, 2021	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
April 21, 2021	Anthony J. Steinriede
Date	Vice President – Corporate Controller