Form 10-Q
period 2021-06-26
MUELLER INDUSTRIES INC
filed 2021-07-21
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report ended June 26, 2021
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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of July 16, 2021 was 57,153,791.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 26, 2021

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands, except per share data)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020

Net sales	$1,012,592	$500,168	$1,830,740	$1,103,087

Cost of goods sold	799,712	403,159	1,468,130	911,874
Depreciation and amortization	11,134	11,097	22,889	22,136
Selling, general, and administrative expense	43,932	33,616	89,367	76,368
Asset impairments	—	—	—	3,035
Litigation settlement, net	—	—	—	(21,933)

Operating income	157,814	52,296	250,354	111,607

Interest expense	(1,866)	(4,973)	(6,335)	(10,352)
Redemption premium	(5,674)	—	(5,674)	—
Other income, net	683	2,834	1,260	3,112

Income before income taxes	150,957	50,157	239,605	104,367

Income tax expense	(39,006)	(13,029)	(60,767)	(27,173)
Loss from unconsolidated affiliates, net of foreign tax	(1,019)	(8,641)	(2,668)	(14,756)

Consolidated net income	110,932	28,487	176,170	62,438

Net income attributable to noncontrolling interests	(2,100)	(531)	(4,231)	(2,067)

Net income attributable to Mueller Industries, Inc.	$108,832	$27,956	$171,939	$60,371

Weighted average shares for basic earnings per share	55,946	55,723	55,931	55,799
Effect of dilutive stock-based awards	866	471	811	527

Adjusted weighted average shares for diluted earnings per share	56,812	56,194	56,742	56,326

Basic earnings per share	$1.95	$0.50	$3.07	$1.08

Diluted earnings per share	$1.92	$0.50	$3.03	$1.07

Dividends per share	$0.13	$0.10	$0.26	$0.20

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020

Consolidated net income	$110,932	$28,487	$176,170	$62,438

Other comprehensive (loss) income, net of tax:
Foreign currency translation	3,515	421	7,902	(20,834)
Net change with respect to derivative instruments and hedging activities, net of tax of $961, $(970), $814, and $(10)	(3,337)	3,398	(2,844)	41
Net change in pension and postretirement obligation adjustments, net of tax of $1, $375, $57, and $132	74	(1,284)	(17)	(545)
Attributable to unconsolidated affiliates, net of tax of $219, $810, $(358), and $262	(753)	(2,790)	1,234	(903)

Total other comprehensive (loss) income, net	(501)	(255)	6,275	(22,241)

Consolidated comprehensive income	110,431	28,232	182,445	40,197
Comprehensive (income) loss attributable to noncontrolling interests	(1,333)	90	(3,885)	(855)

Comprehensive income attributable to Mueller Industries, Inc.	$109,098	$28,322	$178,560	$39,342

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	June 26, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$110,681	$119,075
Accounts receivable, less allowance for doubtful accounts of $2,818 in 2021 and $1,538 in 2020	542,044	357,532
Inventories	384,982	315,002
Other current assets	44,288	33,752

Total current assets	1,081,995	825,361

Property, plant, and equipment, net	385,246	376,572
Operating lease right-of-use assets	26,871	29,301
Goodwill, net	169,364	167,764
Intangible assets, net	76,886	77,207
Investments in unconsolidated affiliates	36,899	37,976
Other assets	12,176	14,387

Total assets	$1,789,437	$1,528,568

Liabilities
Current liabilities:
Current portion of debt	$6,428	$41,283
Accounts payable	190,403	147,741
Accrued wages and other employee costs	39,502	46,299
Current portion of operating lease liabilities	6,546	6,259
Other current liabilities	119,550	98,061

Total current liabilities	362,429	339,643

Long-term debt, less current portion	350,996	286,593
Pension liabilities	11,799	13,552
Postretirement benefits other than pensions	13,368	13,289
Environmental reserves	21,020	21,256
Deferred income taxes	16,363	16,842
Noncurrent operating lease liabilities	19,433	21,602
Other noncurrent liabilities	20,113	14,731

Total liabilities	815,521	727,508

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 57,151,341 in 2021 and 57,087,432 in 2020	802	802
Additional paid-in capital	285,148	280,051
Retained earnings	1,176,812	1,019,694
Accumulated other comprehensive loss	(48,262)	(54,883)
Treasury common stock, at cost	(468,784)	(468,919)

Total Mueller Industries, Inc. stockholders' equity	945,716	776,745
Noncontrolling interests	28,200	24,315

Total equity	973,916	801,060

Commitments and contingencies	—	—

Total liabilities and equity	$1,789,437	$1,528,568

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
(In thousands)	June 26, 2021	June 27, 2020

Cash flows from operating activities
Consolidated net income	$176,170	$62,438
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	22,975	22,296
Stock-based compensation expense	4,817	4,198
Provision for doubtful accounts receivable	1,280	1,850
Loss from unconsolidated affiliates	2,668	14,756
Redemption premium	5,674	—
Gain on disposals of properties	(819)	(9)
Impairment charges	—	3,035
Deferred income tax expense	3,252	764
Changes in assets and liabilities, net of effects of businesses acquired:
Receivables	(190,944)	(11,212)
Inventories	(63,949)	43,263
Other assets	(5,482)	3,967
Current liabilities	50,456	(277)
Other liabilities	3,429	(5,369)
Other, net	(247)	3,082

Net cash provided by operating activities	9,280	142,782

Cash flows from investing activities
Capital expenditures	(17,978)	(22,215)
Acquisition of businesses, net of cash acquired	(13,935)	(15,415)
Payment received for notes receivable	8,539	—
Proceeds from sales of assets	1,730	1

Net cash used in investing activities	(21,644)	(37,629)

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(14,546)	(11,168)
Repurchase of common stock	—	(5,574)
Issuance of debt	425,000	110,015
Repayments of debt	(400,497)	(166,021)
Issuance (repayment) of debt by consolidated joint ventures, net	463	(471)
Net cash received to settle stock-based awards	414	696
Debt issuance costs	(1,111)	—

Net cash provided by (used in) financing activities	9,723	(72,523)

Effect of exchange rate changes on cash	987	(6,160)

(Decrease) increase in cash, cash equivalents, and restricted cash	(1,654)	26,470
Cash, cash equivalents, and restricted cash at the beginning of the period	127,376	98,042

Cash, cash equivalents, and restricted cash at the end of the period	$125,722	$124,512

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020

Common stock:
Balance at beginning of period	$802	$802	$802	$802

Balance at end of period	$802	$802	$802	$802

Additional paid-in capital:
Balance at beginning of period	$282,713	$280,197	$280,051	$278,609
Acquisition (issuance) of shares under incentive stock option plans	12	(270)	565	(667)
Stock-based compensation expense	2,708	2,213	4,817	4,198
Issuance of restricted stock	(285)	(284)	(285)	(284)

Balance at end of period	$285,148	$281,856	$285,148	$281,856

Retained earnings:
Balance at beginning of period	$1,075,410	$929,810	$1,019,694	$903,070
Net income attributable to Mueller Industries, Inc.	108,832	27,956	171,939	60,371
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(7,430)	(5,774)	(14,821)	(11,449)

Balance at end of period	$1,176,812	$951,992	$1,176,812	$951,992

Accumulated other comprehensive loss:
Balance at beginning of period	$(48,528)	$(90,165)	$(54,883)	$(68,770)
Total other comprehensive income (loss) attributable to Mueller Industries, Inc.	266	366	6,621	(21,029)

Balance at end of period	$(48,262)	$(89,799)	$(48,262)	$(89,799)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In thousands)	For the Quarter Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020

Treasury stock:
Balance at beginning of period	$(469,251)	$(474,957)	$(468,919)	$(470,243)
Issuance (acquisition) of shares under incentive stock option plans	182	503	(124)	1,363
Repurchase of common stock	—	—	(26)	(5,574)
Issuance of restricted stock	285	284	285	284

Balance at end of period	$(468,784)	$(474,170)	$(468,784)	$(474,170)

Noncontrolling interests:
Balance at beginning of period	$26,867	$19,613	$24,315	$18,668
Net income attributable to noncontrolling interests	2,100	531	4,231	2,067
Foreign currency translation	(767)	(621)	(346)	(1,212)

Balance at end of period	$28,200	$19,523	$28,200	$19,523

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

Note 2 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method. Approximately five thousand and eight thousand stock-based awards were excluded from the computation of diluted earnings per share for the quarters ended June 26, 2021 and June 27, 2020, respectively, because they were antidilutive.

Note 3 – Acquisitions

H&C Flex

On December 20, 2020, the Company entered into an asset purchase agreement with Hart & Cooley LLC. The transaction closed on January 29, 2021, whereby the Company purchased the Hart & Cooley flexible duct business, which included inventory, manufacturing equipment, and related assets for approximately $15.4 million. The total purchase price consisted of $14.0 million in cash paid at closing and a contingent consideration arrangement currently estimated at $1.4 million. The Company treated this as a business combination. The acquired business, H&C Flex, is a manufacturer and distributor of insulated HVAC flexible duct systems. It is reported within and complements the Company’s existing businesses in the Climate segment.

As of June 26, 2021, the provisional fair value of tangible assets acquired totaled $15.3 million, consisting primarily of property, plant, and equipment of $10.8 million and inventory of $4.5 million. Of the remaining purchase price, $0.1 million was allocated to tax-deductible goodwill. During the second quarter of 2021, there was a change in the valuation that resulted in an increase in property, plant, and equipment of $2.4 million, a decrease in goodwill of $1.0 million, and the recognition of contingent consideration of $1.4 million. The purchase price allocation is provisional as of June 26, 2021 and subject to change upon completion of the final valuation of the assets and contingent consideration during the measurement period.

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

The provisional fair value of tangible assets acquired totaled $27.3 million, consisting primarily of inventory. Of the remaining purchase price, $29.9 million was allocated to tax-deductible goodwill and intangible assets. During the second quarter of 2021, there was a change in the valuation that resulted in a decrease in property, plant, and equipment and an increase in goodwill of $1.4 million. During the first quarter of 2021, there was a change in the valuation that resulted in a decrease in goodwill and an increase in intangible assets of $1.5 million. The purchase price allocation is provisional as of June 26, 2021 and subject to change upon completion of the final valuation of the long-lived assets during the measurement period.

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

Summarized segment information is as follows:

	For the Quarter Ended June 26, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$711,616	$180,040	$131,708	$(10,772)	$1,012,592

Cost of goods sold	558,278	155,399	96,303	(10,268)	799,712
Depreciation and amortization	5,515	1,694	2,753	1,172	11,134
Selling, general, and administrative expense	23,315	2,448	7,280	10,889	43,932

Operating income	124,508	20,499	25,372	(12,565)	157,814

Interest expense					(1,866)
Redemption premium					(5,674)
Other income, net					683

Income before income taxes					$150,957

Segment information (continued):

	For the Quarter Ended June 27, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$334,040	$88,619	$86,107	$(8,598)	$500,168

Cost of goods sold	272,271	75,274	64,540	(8,926)	403,159
Depreciation and amortization	5,456	1,995	2,757	889	11,097
Selling, general, and administrative expense	15,239	2,477	6,457	9,443	33,616

Operating income	41,074	8,873	12,353	(10,004)	52,296

Interest expense					(4,973)
Other income, net					2,834

Income before income taxes					$50,157

	For the Six Months Ended June 26, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,259,364	$344,892	$242,734	$(16,250)	$1,830,740

Cost of goods sold	1,008,632	296,290	180,385	(17,177)	1,468,130
Depreciation and amortization	11,725	3,437	5,382	2,345	22,889
Selling, general, and administrative expense	47,401	5,819	14,260	21,887	89,367

Operating income	191,606	39,346	42,707	(23,305)	250,354

Interest expense					(6,335)
Redemption premium					(5,674)
Other income, net					1,260

Income before income taxes					$239,605

Segment information (continued):

	For the Six Months Ended June 27, 2020
( In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$719,053	$219,821	$179,379	$(15,166)	$1,103,087

Cost of goods sold	591,435	190,071	135,633	(5,265)	911,874
Depreciation and amortization	11,155	3,997	5,223	1,761	22,136
Selling, general, and administrative expense	35,678	5,698	13,156	21,836	76,368
Asset impairments	3,035	—	—	—	3,035
Litigation settlement, net	—	—	—	(21,933)	(21,933)

Operating income	77,750	20,055	25,367	(11,565)	111,607

Interest expense					(10,352)
Other income, net					3,112

Income before income taxes					$104,367

The following table presents total assets attributable to each segment:

(In thousands)	June 26, 2021	December 26, 2020

Segment assets:
Piping Systems	$1,222,336	$977,937
Industrial Metals	173,227	152,683
Climate	272,318	258,668
General Corporate	121,556	139,280

	$1,789,437	$1,528,568

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended June 26, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$567,092	$—	$—	$567,092
Brass rod and forgings	—	142,974	—	142,974
OEM components, tube & assemblies	8,456	12,710	43,449	64,615
Valves and plumbing specialties	136,068	—	—	136,068
Flex duct and other HVAC components	—	—	88,259	88,259
Other	—	24,356	—	24,356

	711,616	180,040	131,708	1,023,364

Intersegment sales				(10,772)

Net sales				$1,012,592

	For the Quarter Ended June 27, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$256,016	$—	$—	$256,016
Brass rod and forgings	—	64,490	—	64,490
OEM components, tube & assemblies	16,812	10,427	32,931	60,170
Valves and plumbing specialties	61,212	—	—	61,212
Flex duct and other HVAC components	—	—	53,176	53,176
Other	—	13,702	—	13,702

	334,040	88,619	86,107	508,766

Intersegment sales				(8,598)

Net sales				$500,168

Disaggregation of revenue from contracts with customers (continued):

	For the Six Months Ended June 26, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$993,231	$—	$—	$993,231
Brass rod and forgings	—	274,236	—	274,236
OEM components, tube & assemblies	17,011	23,743	81,516	122,270
Valves and plumbing specialties	249,122	—	—	249,122
Flex duct and other HVAC components	—	—	161,218	161,218
Other	—	46,913	—	46,913

	1,259,364	344,892	242,734	1,846,990

Intersegment sales				(16,250)

Net sales				$1,830,740

	For the Six Months Ended June 27, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	558,145	—	—	558,145
Brass rod and forgings	—	164,160	—	164,160
OEM components, tube & assemblies	42,107	21,309	69,504	132,920
Valves and plumbing specialties	118,801	—	—	118,801
Flex duct and other HVAC components	—	—	109,875	109,875
Other	—	34,352	—	34,352

	719,053	219,821	179,379	1,118,253

Intersegment sales				(15,166)

Net sales				$1,103,087

Note 5 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	June 26, 2021	December 26, 2020

Cash & cash equivalents	$110,681	$119,075
Restricted cash included within other current assets	14,938	8,198
Restricted cash included within other assets	103	103

Total cash, cash equivalents, and restricted cash	$125,722	$127,376

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 6 – Inventories

(In thousands)	June 26, 2021	December 26, 2020

Raw materials and supplies	$122,931	$85,927
Work-in-process	73,336	49,361
Finished goods	197,006	186,785
Valuation reserves	(8,291)	(7,071)

Inventories	$384,982	$315,002

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

At June 26, 2021, the Company held open futures contracts to purchase approximately $83.9 million of copper over the next 23 months related to fixed price sales orders.  The fair value of those futures contracts was a $2.8 million net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At June 26, 2021, this amount was approximately $1.9 million of deferred net losses, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At June 26, 2021, the Company held open futures contracts to sell approximately $66.7 million of copper over the next nine months related to copper inventory.  The fair value of those futures contracts was a $2.6 million net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	June 26, 2021	December 26, 2020	Balance Sheet Location	June 26, 2021	December 26, 2020

Commodity contracts - gains	Other current assets	$132	$1,213	Other current liabilities	$1,788	$68
Commodity contracts - losses	Other current assets	(83)	(8)	Other current liabilities	(7,285)	(5,863)

Total derivatives (1)		$49	$1,205		$(5,497)	$(5,795)
(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended		For the Six Months Ended
(In thousands)	Location	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020

Undesignated derivatives:
(Loss) gain on commodity contracts (nonqualifying)	Cost of goods sold	(1,893)	5,037	(10,423)	(4,439)

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended June 26, 2021
(In thousands)	Loss Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(1,475)	Cost of goods sold	$(1,853)
Other	(9)	Other	—

Total	$(1,484)	Total	$(1,853)

Amounts recognized in and reclassified from AOCI (continued):

	For the Quarter Ended June 27, 2020
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(1,715)	Cost of goods sold	$5,075
Other	37	Other	1

Total	$(1,678)	Total	$5,076

	For the Six Months Ended June 26, 2021
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	(Gain) Loss Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$16	Cost of goods sold	$(2,849)
Other	(12)	Other	1

Total	$4	Total	$(2,848)

	For the Six Months Ended June 27, 2020
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(5,421)	Cost of goods sold	$5,453
Other	8	Other	1

Total	$(5,413)	Total	$5,454

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At June 26, 2021 and December 26, 2020, the Company had recorded restricted cash in other current assets of $14.5 million and $7.6 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Long-Term Debt

The fair value of long-term debt at June 26, 2021 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

On March 31, 2021, the Company entered into a Credit Agreement to replace its prior credit agreement that would have matured on December 6, 2021. The Company's total borrowing capacity under the Credit Agreement is $500.0 million. The Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures March 31, 2026, and a term loan facility of $100.0 million, which matures March 31, 2022. Funds borrowed under the Credit Agreement may be used by the Company for working capital purposes and other general corporate purposes. In addition, the Credit Agreement provides a sublimit of $50.0 million for the issuance of letters of credit, a sublimit of $35.0 million for loans and letters of credit made in certain foreign currencies, and a Swing Line sublimit of $25.0 million. Outstanding letters of credit and foreign currency loans reduce borrowing availability under the Credit Agreement on a dollar-for-dollar basis. Total borrowings under the Credit Agreement were $350.0 million as of June 26, 2021.

During the first quarter of 2021, the Company announced the redemption of its Subordinated Debentures due 2027. The full redemption of outstanding debentures occurred on April 15, 2021 for a total of $291.4 million in principal plus accrued interest and a redemption premium of $5.7 million that was expensed during the second quarter.

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

(In thousands)	June 26, 2021	December 26, 2020

Current assets	$194,383	$167,451
Noncurrent assets	73,976	78,241
Current liabilities	145,300	120,202
Noncurrent liabilities	49,770	50,020

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020

Net sales	$103,834	$103,550	$201,163	$210,548
Gross profit	15,323	11,022	25,022	24,508
Net loss	(2,038)	(17,282)	(5,337)	(29,967)

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarter and six months ended June 26, 2021 included net losses of $1.0 million and $2.7 million, respectively, for Tecumseh.

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

Note 9 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020

Pension benefits:
Interest cost	$313	$866	$626	$1,724
Expected return on plan assets	(904)	(1,495)	(1,808)	(2,990)
Amortization of net loss	379	528	757	988

Net periodic benefit income	$(212)	$(101)	$(425)	$(278)

Other benefits:
Service cost	$65	$56	$130	$117
Interest cost	87	106	174	215
Amortization of prior service credit	(117)	(58)	(235)	(284)
Amortization of net gain	(33)	(47)	(64)	(100)
Curtailment gain	—	$(2,591)	—	$(2,591)

Net periodic benefit cost (income)	$2	$(2,534)	$5	$(2,643)

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). The Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs currently estimate it will cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs.  As of June 26, 2021, the Company has made payments of approximately $7.6 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs, and has reserved its rights to petition the EPA for reimbursement of any costs incurred to comply with the UAOs upon the completion of the work required therein.  In October 2017 and March 2018, separate groups of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in two civil tort actions relating to the site. The Company, Arava, and MRRC have been voluntarily dismissed from both litigations without prejudice, but Lead Refinery remains a party to each.  At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1), including, but not limited to, EPA oversight costs for which EPA may attempt to seek reimbursement from the Company, and past costs for which other PRPs may attempt to seek contribution from the Company.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at June 26, 2021 were $23.9 million.

Note 11 – Income Taxes

The Company’s effective tax rate for the second quarter of 2021 was 26 percent compared with 26 percent for the same period last year.  The primary items impacting the effective tax rate for the second quarter of 2021 were the provision for state income taxes, net of the federal benefit, of $5.3 million and foreign tax rates higher than statutory tax rates of $1.8 million.

The items impacting the effective tax rate for the second quarter of 2020 were primarily attributable to the provision for state income taxes, net of the federal benefit, of $1.2 million and other items of $1.3 million.

The Company’s effective tax rate for the first half of 2021 was 25 percent compared with 26 percent for the same period last year. The items impacting the effective tax rate for the first half of 2021 primarily related to the provision for state income taxes, net of the federal benefit, of $7.7 million and the effect of foreign tax rates higher than statutory tax rates of $3.1 million.

The items impacting the effective tax rate for the first half of 2020 were primarily related to the provision for state income taxes, net of the federal benefit, of $3.3 million and foreign tax rates higher than statutory tax rates of $1.5 million.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Six Months Ended June 26, 2021
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 26, 2020	$(37,339)	$984	$(17,203)	$(1,325)	$(54,883)

Other comprehensive income (loss) before reclassifications	8,248	4	(400)	1,234	9,086
Amounts reclassified from AOCI	—	(2,848)	383	—	(2,465)

Net current-period other comprehensive income (loss)	8,248	(2,844)	(17)	1,234	6,621

Balance as of June 26, 2021	$(29,091)	$(1,860)	$(17,220)	$(91)	$(48,262)

	For the Six Months Ended June 27, 2020
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 28, 2019	$(46,198)	$476	$(21,855)	$(1,193)	$(68,770)

Other comprehensive loss before reclassifications	(19,622)	(5,413)	(1,034)	(903)	(26,972)
Amounts reclassified from AOCI	—	5,454	489	—	5,943

Net current-period other comprehensive (loss) income	(19,622)	41	(545)	(903)	(21,029)

Balance as of June 27, 2020	$(65,820)	$517	$(22,400)	$(2,096)	$(89,799)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020	Affected line item

Unrealized (gains) losses on derivative commodity contracts	$(2,390)	$6,361	$(3,689)	$6,829	Cost of goods sold
	537	(1,285)	841	(1,375)	Income tax expense (benefit)

	$(1,853)	$5,076	$(2,848)	$5,454	Net of tax and noncontrolling interests

Amortization of net loss and prior service cost on employee benefit plans	$229	$423	$458	$604	Other income, net
	(38)	(86)	(75)	(115)	Income tax benefit

	$191	$337	$383	$489	Net of tax and noncontrolling interests

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

According to the U.S. Census Bureau, the June 2021 seasonally adjusted annual rate of new housing starts was 1.64 million, compared to the June 2020 rate of 1.27 million. Mortgage rates remain at historically low levels, as the average 30-year fixed mortgage rate was 2.94 percent for the first half of 2021 and 3.11 percent for the twelve months ended December 2020. The private non-residential construction sector includes offices, industrial, health care, and retail projects. According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $451.6 billion in May 2021 compared to the May 2020 rate of $479.2 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first half of 2021 and 2020:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 26, 2021	June 27, 2020	2021 vs. 2020	June 26, 2021	June 27, 2020	2021 vs. 2020

Net sales	$1,012,592	$500,168	102.5%	$1,830,740	$1,103,087	66.0%
Operating income	157,814	52,296	201.8	250,354	111,607	124.3
Net income	108,832	27,956	289.3	171,939	60,371	184.8

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	55.7%	37.9%
Unit sales volume in core product lines	22.1	10.9
Acquisitions	14.4	10.6
Other	10.3	6.6

	102.5%	66.0%

The increase in net sales during the second quarter of 2021 was primarily due to (i) higher net selling prices of $278.4 million in our core product lines, primarily copper tube and brass rod, (ii) higher unit sales volume of $110.6 million in our core product lines, (iii) sales of $59.7 million recorded by Kessler Sales and Distribution (KSD), acquired in August 2020, (iv) an increase in sales of $51.3 million in our non-core product lines, and (v) sales of $12.4 million recorded by H&C Flex (H&C), acquired in January 2021.

The increase in net sales during the first half of 2021 was primarily due to (i) higher net selling prices of $417.7 million in our core product lines, (ii) higher unit sales volume of $119.8 million in our core product lines, (iii) sales of $96.4 million recorded by KSD, (iv) an increase in sales of $73.7 million in our non-core product lines, and (v) sales of $20.0 million recorded by H&C.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2021 and 2020:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020

Cost of goods sold	$799,712	$403,159	$1,468,130	$911,874
Depreciation and amortization	11,134	11,097	22,889	22,136
Selling, general, and administrative expense	43,932	33,616	89,367	76,368
Asset impairments	—	—	—	3,035
Litigation settlement, net	—	—	—	(21,933)

Operating expenses	$854,778	$447,872	$1,580,386	$991,480

	For the Quarter Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020

Cost of goods sold	79.0%	80.6%	80.2%	82.7%
Depreciation and amortization	1.1	2.2	1.3	2.0
Selling, general, and administrative expense	4.3	6.7	4.9	6.9
Asset impairments	—	—	—	0.3
Litigation settlement, net	—	—	—	(2.0)

Operating expenses	84.4%	89.5%	86.4%	89.9%

Q2 2021 compared to Q2 2020

Cost of goods sold increased in the second quarter of 2021 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 21.0 percent compared with 19.4 percent in the prior year quarter. The combination of strong demand for our products, inflationary pressures, and severe industry wide supply constraints leading to growing backlogs contributed to an environment of higher selling prices and improved margins for the majority of our businesses. Depreciation and amortization was consistent with the second quarter of 2020. Selling, general, and administrative expense increased in the second quarter of 2021 primarily as a result of (i) higher employment costs, including incentive compensation, of $5.0 million, (ii) expenses associated with KSD and H&C of $2.8 million, (iii) an increase of $0.8 million in supplies and utilities, (iv) an increase of $0.5 million in travel and entertainment expense, and (v) an increase of $0.5 million in bad debt expense.

Interest expense decreased for the second quarter of 2021 primarily as a result of the redemption of our Subordinated Debentures during the quarter. In addition, we recognized expense of $5.7 million for a redemption premium related to our Subordinated Debentures redeemed during the second quarter of 2021. Other income, net, decreased in the second quarter of 2021 primarily due to a curtailment gain related to our benefit plans recognized during the second quarter of 2020.

Our effective tax rate for the second quarter of 2021 was 26 percent compared with 26 percent for the same period last year.  The items impacting the effective tax rate were primarily related to the provision for state income taxes, net of the federal benefit, of $5.3 million and foreign tax rates higher than statutory tax rates of $1.8 million.

For the second quarter of 2020, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to the provision for state income taxes, net of the federal benefit, of $1.2 million and other items of $1.3 million.

During the second quarter of 2021 and the second quarter of 2020, we recognized losses of $1.0 million and $8.6 million, respectively, on our investments in unconsolidated affiliates.

YTD 2021 compared to YTD 2020

Cost of goods sold increased in the first half of 2021 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 19.8 percent compared with 17.3 percent in the prior year. The combination of strong demand for our products, inflationary pressures, and severe industry wide supply constraints leading to growing backlogs contributed to an environment of higher selling prices and improved margins for the majority of our businesses. Depreciation and amortization increased slightly in the first half of 2021 primarily as a result of (i) depreciation of property, plant, and equipment placed into service in the prior year and (ii) depreciation and amortization of the long-lived assets of businesses acquired. Selling, general, and administrative expense increased in the first half of 2021 primarily as a result of (i) expenses associated with KSD and H&C of $5.5 million, (i) higher employment costs, including incentive compensation, of $4.6 million, (iii) expenses of $1.3 million associated with the write-off of vendor deposits, and (iv) an increase of $1.0 million in supplies and utilities. In addition, during the first half of 2020 we recognized a gain of $21.9 million for the settlement of our claim under the Deepwater Horizon Economic and Property Damage Settlement Program and asset impairment charges of $3.0 million related to production equipment that was idled.

Interest expense decreased for the first half of 2021 primarily as a result of the redemption of our Subordinated Debentures during the second quarter. In addition, we recognized expense of $5.7 million for a redemption premium related to our Subordinated Debentures redeemed during the first half of 2021. Other income, net, for the first half of 2021 decreased primarily due to a curtailment gain related to our benefit plans recognized during the first half of 2020.

Our effective tax rate for the first half of 2021 was 25 percent compared with 26 percent for the same period last year.  The items impacting the effective tax rate are primarily related to the provision for state income taxes, net of the federal benefit, of $7.7 million and the effect of foreign tax rates higher than statutory tax rates of $3.1 million.

For the first half of 2020, the items impacting the effective tax rate were primarily related to the provision for state income taxes, net of the federal benefit, of $3.3 million and foreign tax rates higher than statutory tax rates of $1.5 million.

During the first half of 2021 and the first half of 2020, we recognized losses of $2.7 million and $14.8 million, respectively, on our investments in unconsolidated affiliates.

Piping Systems Segment

The following table compares summary operating results for the first half of 2021 and 2020 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 26, 2021	June 27, 2020	2021 vs. 2020	June 26, 2021	June 27, 2020	2021 vs. 2020

Net sales	$711,616	$334,040	113.0%	$1,259,364	$719,053	75.1%
Operating income	124,508	41,074	203.1	191,606	77,750	146.4

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	68.4%	46.9%
Unit sales volume in core product lines	23.8	11.9
Acquisitions	18.1	13.5
Other	2.7	2.8

	113.0%	75.1%

The increase in net sales during the second quarter of 2021 was primarily attributable to (i) higher net selling prices in the segment’s core product lines, primarily copper tube, of $225.4 million, (ii) higher unit sales volume of $78.4 million in the segment’s core product lines, and (iii) sales of $59.7 million recorded by KSD.

Net sales during the first half of 2021 increased primarily as a result of (i) higher net selling prices in the segment’s core product lines of $334.8 million, (ii) sales of $96.4 million recorded by KSD, and (iii) higher unit sales volume of $85.0 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2021 and 2020:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020

Cost of goods sold	$558,278	$272,271	$1,008,632	$591,435
Depreciation and amortization	5,515	5,456	11,725	11,155
Selling, general, and administrative expense	23,315	15,239	47,401	35,678
Asset impairments	—	—	—	3,035

Operating expenses	$587,108	$292,966	$1,067,758	$641,303

	For the Quarter Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020

Cost of goods sold	78.5%	81.5%	80.1%	82.3%
Depreciation and amortization	0.8	1.6	0.9	1.5
Selling, general, and administrative expense	3.3	4.6	3.9	5.0
Asset impairments	—	—	—	0.3

Operating expenses	82.6%	87.7%	84.9%	89.1%

The increase in cost of goods sold during the second quarter of 2021 was primarily due to the increase in the average cost of copper, our principal raw material.  Gross margin as a percentage of sales was 21.5 percent compared with 18.5 percent in the prior year quarter. Depreciation and amortization was consistent with the second quarter of 2020. Selling, general, and administrative expense increased for the second quarter of 2021 primarily as a result of (i) higher employment costs, including incentive compensation, of $2.9 million, (ii) expenses associated with KSD of $2.4 million, (iii) the absence of $1.3 million of government subsidies provided to certain businesses related to the COVID-19 pandemic recorded during the second quarter of 2020, and (iv) an increase in supplies and utilities of $0.5 million.

The increase in cost of goods sold during the first half of 2021 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 19.9 percent compared with 17.7 percent in the prior year. Depreciation and amortization was consistent with the first half of 2020. Selling, general, and administrative expense increased for the first half of 2021 primarily as a result of (i) expenses associated with KSD of $4.9 million, (ii) higher employment costs of $2.8 million, (iii) expenses of $1.3 million associated with the write-off of vendor deposits, (iv) the absence of $1.3 million of government subsidies provided to certain businesses related to the COVID-19 pandemic recorded during the first half of 2020, (v) an increase in supplies and utilities of $0.6 million, and (vi) higher foreign currency transaction losses of $0.5 million. In addition, during the first half of 2020 the segment recognized asset impairment charges of $3.0 million related to production equipment that was idled.

Industrial Metals Segment

The following table compares summary operating results for the first half of 2021 and 2020 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 26, 2021	June 27, 2020	2021 vs. 2020	June 26, 2021	June 27, 2020	2021 vs. 2020

Net sales	$180,040	$88,619	103.2%	$344,892	$219,821	56.9%
Operating income	20,499	8,873	131.0	39,346	20,055	96.2

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	62.3%	39.3%
Unit sales volume in core product lines	37.9	16.5
Other	3.0	1.1

	103.2%	56.9%

The increase in net sales during the second quarter of 2021 was primarily due to (i) higher net selling prices of $53.0 million in the segment’s core product lines and (ii) higher unit sales volume of $32.2 million in the segment’s core product lines, primarily brass rod.

The increase in net sales during the first half of 2021 was primarily due to (i) higher net selling prices of $82.9 million in the segment’s core product lines and (i) higher unit sales volume of $34.9 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2021 and 2020:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020

Cost of goods sold	$155,399	$75,274	$296,290	$190,071
Depreciation and amortization	1,694	1,995	3,437	3,997
Selling, general, and administrative expense	2,448	2,477	5,819	5,698

Operating expenses	$159,541	$79,746	$305,546	$199,766

	For the Quarter Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020

Cost of goods sold	86.3%	84.9%	85.9%	86.5%
Depreciation and amortization	0.9	2.3	1.0	1.8
Selling, general, and administrative expense	1.4	2.8	1.7	2.6

Operating expenses	88.6%	90.0%	88.6%	90.9%

The increase in cost of goods sold during the second quarter of 2021 was primarily due to the increase in the price of copper.  Gross margin as a percentage of sales was 13.7 percent compared with 15.1 percent in the prior year quarter. Rising material costs during the second quarter of 2021 had a negative impact on margins reported by most of the businesses included in this segment. Depreciation and amortization decreased slightly as a result of several long-lived assets becoming fully depreciated. Selling, general, and administrative expense was consistent with the second quarter of 2020.

The increase in cost of goods sold during the first half of 2021 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 14.1 percent compared with 13.5 percent in the prior year. Depreciation and amortization decreased slightly as a result of several long-lived assets becoming fully depreciated. Selling, general, and administrative expense was consistent with the first half of 2020.

Climate Segment

The following table compares summary operating results for the first half of 2021 and 2020 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 26, 2021	June 27, 2020	2021 vs. 2020	June 26, 2021	June 27, 2020	2021 vs. 2020

Net sales	$131,708	$86,107	53.0%	$242,734	$179,379	35.3%
Operating income	25,372	12,353	105.4	42,707	25,367	68.4

Sales for the second quarter of 2021 increased primarily as a result of a increase in volume and price in certain product lines, as well as sales of $12.4 million recorded by H&C.

Sales for the first half of 2021 increased primarily as a result of a increase in volume and price in certain product lines, as well as sales of $20.0 million recorded by H&C.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2021 and 2020:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020

Cost of goods sold	$96,303	$64,540	$180,385	$135,633
Depreciation and amortization	2,753	2,757	5,382	5,223
Selling, general and administrative expense	7,280	6,457	14,260	13,156

Operating expenses	$106,336	$73,754	$200,027	$154,012

	For the Quarter Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020

Cost of goods sold	73.1%	75.0%	74.3%	75.6%
Depreciation and amortization	2.1	3.2	2.2	2.9
Selling, general and administrative expense	5.5	7.5	5.9	7.3

Operating expenses	80.7%	85.7%	82.4%	85.9%

Cost of goods sold increased during the second quarter of 2021, consistent with the increase in net sales.  Gross margin as a percentage of sales was 26.9 percent compared with 25.0 percent in the prior year quarter. Depreciation and amortization was consistent with the second quarter of 2020. Selling, general, and administrative expenses increased primarily due to (i) higher employment costs, including incentive compensation, of $0.4 million, and (ii) expenses associated with H&C of $0.4 million.

Cost of goods sold increased during the first half of 2021 primarily due to factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 25.7 percent compared with 24.4 percent in the prior year. Depreciation and amortization was consistent with the first half of 2020. Selling, general, and administrative expenses increased for the first half of 2021 as a result of (i) higher employment costs, including incentive compensation, of $0.9 million, and (ii) expenses associated with H&C of $0.6 million.

Liquidity and Capital Resources

The following table presents selected financial information for the first half of 2021 and 2020:

(In thousands)	2021	2020

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$(1,654)	$26,470
Property, plant, and equipment, net	8,674	(343)
Total debt	29,548	(56,597)
Working capital, net of cash and current debt	207,387	(44,711)

Net cash provided by operating activities	9,280	142,782
Net cash used in investing activities	(21,644)	(37,629)
Net cash provided by (used in) financing activities	9,723	(72,523)

Cash Flows from Operating Activities

During the six months ended June 26, 2021, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $176.2 million, (ii) an increase in current liabilities of $50.5 million, (iii) depreciation and amortization of $23.0 million, (iv) the redemption premium of $5.7 million related to our Subordinated Debentures, and (v) stock-based compensation expense of $4.8 million. These increases were largely offset by (i) an increase in accounts receivable of $190.9 million and (ii) an increase in inventories of $63.9 million. The fluctuations of accounts receivable, inventories, and current liabilities were primarily due to increased sales volume in certain businesses and higher material costs during the first half of 2021.

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

Cash Flows from Investing Activities

The major components of net cash used in investing activities during the six months ended June 26, 2021 included (i) capital expenditures of $18.0 million and (ii) $13.9 million for the purchase of H&C, net of cash acquired. These uses were partially offset by (i) payments received on notes receivable of $8.5 million and (ii) proceeds from the sale of properties of $1.7 million.

The major components of net cash used in investing activities during the six months ended June 27, 2020 included (i) capital expenditures of $22.2 million and (ii) $15.4 million for the purchase of STI, net of cash acquired.

Cash Flows from Financing Activities

For the six months ended June 26, 2021, net cash provided by financing activities consisted of the issuance of debt under our Credit Agreement of $425.0 million. This source was largely offset by (i) $290.2 million used for the redemption of the Subordinated Debentures, (ii) $110.0 million used to reduce the debt outstanding under our Credit Agreement, and (iii) $14.5 million used for the payment of regular quarterly dividends to stockholders of the Company.

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

As of June 26, 2021, we had $110.7 million of cash on hand and $126.1 million available to be drawn under the Credit Agreement. Our current ratio was 3.0 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $0.9 million during the first half of 2021.  We expect to spend approximately $2.0 million for the remainder of 2021 for ongoing environmental remediation activities.

The Company declared a quarterly cash dividend of 13.0 cents per common share during the first and second quarters of 2021 and 10.0 cents per common share during the first and second quarters of 2020.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of June 26, 2021, the Company’s total debt was $357.4 million or 26.8 percent of its total capitalization.

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures March 31, 2026, and a term loan facility of $100.0 million, which matures March 31, 2022.  Total borrowings under the Credit Agreement were $350.0 million as of June 26, 2021. The Credit Agreement backed approximately $23.9 million in letters of credit at the end of the second quarter of 2021.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of June 26, 2021, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until July 2021, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 26, 2021, the Company has repurchased approximately 6.4 million shares under this authorization.

Contractual Cash Obligations

There have been no significant changes in our contractual cash obligations reported at December 26, 2020 other than the new Credit Agreement and redemption of the Debentures during the second quarter of 2021.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At June 26, 2021, we held open futures contracts to purchase approximately $83.9 million of copper over the next 23 months related to fixed-price sales orders and to sell approximately $66.7 million of copper over the next nine months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of June 26, 2021, we held no open futures contracts to purchase natural gas.

Interest Rates

At June 26, 2021, we had variable-rate debt outstanding of $350.0 million.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on LIBOR.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At June 26, 2021, we had open forward contracts with a financial institution to sell approximately 5.5 million euros, 19.7 million Swedish kronor, and 12.8 million Norwegian kroner through October 2021.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of June 26, 2021.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 26, 2021 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending June 26, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2021, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 26, 2021, the Company had repurchased approximately 6.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended June 26, 2021.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

March 28, 2021 - April 24, 2021	—	$—	—	13,575,058
April 25, 2021 - May 22, 2021	3,553	$45.61	—	13,575,058
May 23, 2021 - June 26, 2021	1,221	$43.44	—	13,575,058
Total	4,774		—
(1) Includes shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting.
(2) Shares available to be purchased under the Company’s 20 million share repurchase authorization until July 2021. The extension of the authorization was announced on October 21, 2020.

Item 6.  Exhibits

10.1
Credit Agreement, dated as of March 31, 2021, among the Company (as borrower), Bank of America, N.A. (as administrative agent), and certain lenders named therein (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated April 5, 2021).

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
July 21, 2021	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
July 21, 2021	Anthony J. Steinriede
Date	Vice President – Corporate Controller