Form 10-Q
period 2021-09-25
MUELLER INDUSTRIES INC
filed 2021-10-20
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report ended September 25, 2021
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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of October 15, 2021 was 57,366,709.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 25, 2021

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands, except per share data)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020

Net sales	$982,248	$619,105	$2,812,988	$1,722,192

Cost of goods sold	744,265	500,780	2,212,395	1,412,654
Depreciation and amortization	10,868	10,752	33,757	32,888
Selling, general, and administrative expense	48,524	38,346	137,891	117,749
Gain on sale of businesses	(54,759)	—	(54,759)	—
Litigation settlement, net	—	—	—	(21,933)

Operating income	233,350	69,227	483,704	180,834

Interest expense	(1,116)	(4,885)	(7,451)	(15,237)
Redemption premium	—	—	(5,674)	—
Other (expense) income, net	(2,548)	522	(1,288)	3,634

Income before income taxes	229,686	64,864	469,291	169,231

Income tax expense	(60,229)	(15,450)	(120,996)	(42,623)
Income (loss) from unconsolidated affiliates, net of foreign tax	2,799	(5,457)	131	(20,213)

Consolidated net income	172,256	43,957	348,426	106,395

Net income attributable to noncontrolling interests	(1,276)	(1,255)	(5,507)	(3,322)

Net income attributable to Mueller Industries, Inc.	$170,980	$42,702	$342,919	$103,073

Weighted average shares for basic earnings per share	56,077	55,816	55,979	55,805
Effect of dilutive stock-based awards	731	550	784	534

Adjusted weighted average shares for diluted earnings per share	56,808	56,366	56,763	56,339

Basic earnings per share	$3.05	$0.77	$6.13	$1.85

Diluted earnings per share	$3.01	$0.76	$6.04	$1.83

Dividends per share	$0.13	$0.10	$0.39	$0.30

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020

Consolidated net income	$172,256	$43,957	$348,426	$106,395

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(8,569)	9,320	(667)	(11,514)
Net change with respect to derivative instruments and hedging activities, net of tax of $(610), $(43), $204, and $(53)	2,122	151	(722)	192
Net change in pension and postretirement obligation adjustments, net of tax of $(137), $92, $(80), and $224	493	(170)	476	(715)
Attributable to unconsolidated affiliates, net of tax of $(284), $(99), $(642), and $163	977	339	2,211	(564)

Total other comprehensive (loss) income, net	(4,977)	9,640	1,298	(12,601)

Consolidated comprehensive income	167,279	53,597	349,724	93,794
Comprehensive income attributable to noncontrolling interests	(192)	(2,207)	(4,077)	(3,062)

Comprehensive income attributable to Mueller Industries, Inc.	$167,087	$51,390	$345,647	$90,732

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	September 25, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$104,789	$119,075
Accounts receivable, less allowance for doubtful accounts of $2,687 in 2021 and $1,538 in 2020	493,960	357,532
Inventories	405,590	315,002
Other current assets	33,604	33,752

Total current assets	1,037,943	825,361

Property, plant, and equipment, net	370,222	376,572
Operating lease right-of-use assets	24,147	29,301
Goodwill, net	159,988	167,764
Intangible assets, net	63,579	77,207
Investments in unconsolidated affiliates	65,000	37,976
Other assets	7,658	14,387

Total assets	$1,728,537	$1,528,568

Liabilities
Current liabilities:
Current portion of debt	$1,110	$41,283
Accounts payable	180,509	147,741
Accrued wages and other employee costs	49,932	46,299
Current portion of operating lease liabilities	6,193	6,259
Other current liabilities	142,354	98,061

Total current liabilities	380,098	339,643

Long-term debt, less current portion	121,012	286,593
Pension liabilities	10,901	13,552
Postretirement benefits other than pensions	13,231	13,289
Environmental reserves	20,902	21,256
Deferred income taxes	13,393	16,842
Noncurrent operating lease liabilities	17,399	21,602
Other noncurrent liabilities	25,369	14,731

Total liabilities	602,305	727,508

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 57,367,709 in 2021 and 57,087,432 in 2020	802	802
Additional paid-in capital	283,285	280,051
Retained earnings	1,340,337	1,019,694
Accumulated other comprehensive loss	(52,155)	(54,883)
Treasury common stock, at cost	(464,707)	(468,919)

Total Mueller Industries, Inc. stockholders' equity	1,107,562	776,745
Noncontrolling interests	18,670	24,315

Total equity	1,126,232	801,060

Commitments and contingencies	—	—

Total liabilities and equity	$1,728,537	$1,528,568

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
(In thousands)	September 25, 2021	September 26, 2020

Cash flows from operating activities
Consolidated net income	$348,426	$106,395
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	33,932	33,127
Stock-based compensation expense	7,228	6,332
Provision for doubtful accounts receivable	1,310	953
(Income) loss from unconsolidated affiliates	(131)	20,213
Redemption premium	5,674	—
(Gain) loss on disposals of properties	(1,135)	144
Gain on sale of businesses	(54,759)	—
Impairment charges	2,568	3,035
Deferred income tax expense (benefit)	6,304	(836)
Changes in assets and liabilities, net of effects of businesses acquired and sold:
Receivables	(155,103)	(45,530)
Inventories	(96,505)	41,598
Other assets	(9,335)	9,053
Current liabilities	85,523	25,913
Other liabilities	8,335	(5,813)
Other, net	(851)	2,294

Net cash provided by operating activities	181,481	196,878

Cash flows from investing activities
Capital expenditures	(25,547)	(29,204)
Acquisition of businesses, net of cash acquired	(13,935)	(72,648)
Proceeds from sale of businesses, net of cash sold	74,250	—
Investments in unconsolidated affiliates	(1,613)	—
Payment received for (issuance of) notes receivable	8,539	(9,155)
Proceeds from sales of assets	2,124	12

Net cash provided by (used in) investing activities	43,818	(110,995)

MUELLER INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
(In thousands)	September 25, 2021	September 26, 2020

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(21,846)	(16,754)
Dividends paid to noncontrolling interests	(9,722)	—
Repurchase of common stock	—	(5,574)
Payment of contingent consideration	(1,250)	(7,000)
Issuance of debt	475,000	150,027
Repayments of debt	(680,572)	(186,492)
Repayment of debt by consolidated joint ventures, net	(4,865)	(299)
Net cash received (used) to settle stock-based awards	219	(160)
Debt issuance costs	(1,111)	—

Net cash used in financing activities	(244,147)	(66,252)

Effect of exchange rate changes on cash	(377)	(3,294)

(Decrease) increase in cash, cash equivalents, and restricted cash	(19,225)	16,337
Cash, cash equivalents, and restricted cash at the beginning of the period	127,376	98,042

Cash, cash equivalents, and restricted cash at the end of the period	$108,151	$114,379

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020

Common stock:
Balance at beginning of period	$802	$802	$802	$802

Balance at end of period	$802	$802	$802	$802

Additional paid-in capital:
Balance at beginning of period	$285,148	$281,856	$280,051	$278,609
Acquisition (issuance) of shares under incentive stock option plans	163	(229)	728	(896)
Stock-based compensation expense	2,411	2,134	7,228	6,332
Issuance of restricted stock	(4,437)	(6,098)	(4,722)	(6,382)

Balance at end of period	$283,285	$277,663	$283,285	$277,663

Retained earnings:
Balance at beginning of period	$1,176,812	$951,992	$1,019,694	$903,070
Net income attributable to Mueller Industries, Inc.	170,980	42,702	342,919	103,073
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(7,455)	(5,711)	(22,276)	(17,160)

Balance at end of period	$1,340,337	$988,983	$1,340,337	$988,983

Accumulated other comprehensive loss:
Balance at beginning of period	$(48,262)	$(89,799)	$(54,883)	$(68,770)
Total other comprehensive (loss) income attributable to Mueller Industries, Inc.	(3,893)	8,688	2,728	(12,341)

Balance at end of period	$(52,155)	$(81,111)	$(52,155)	$(81,111)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020

Treasury stock:
Balance at beginning of period	$(468,784)	$(474,170)	$(468,919)	$(470,243)
(Acquisition) issuance of shares under incentive stock option plans	(360)	(644)	(484)	719
Repurchase of common stock	—	—	(26)	(5,574)
Issuance of restricted stock	4,437	6,098	4,722	6,382

Balance at end of period	$(464,707)	$(468,716)	$(464,707)	$(468,716)

Noncontrolling interests:
Balance at beginning of period	$28,200	$19,523	$24,315	$18,668
Dividends paid to noncontrolling interests	(9,722)	—	(9,722)	—
Net income attributable to noncontrolling interests	1,276	1,255	5,507	3,322
Foreign currency translation	(1,084)	952	(1,430)	(260)

Balance at end of period	$18,670	$21,730	$18,670	$21,730

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

Note 2 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method. Approximately 30 thousand and three thousand stock-based awards were excluded from the computation of diluted earnings per share for the quarters ended September 25, 2021 and September 26, 2020, respectively, because they were antidilutive.

Note 3 – Acquisitions and Dispositions

Acquisitions

H&C Flex

On December 20, 2020, the Company entered into an asset purchase agreement with Hart & Cooley LLC. The transaction closed on January 29, 2021, whereby the Company purchased the Hart & Cooley flexible duct business, which included inventory, manufacturing equipment, and related assets for approximately $15.3 million. The total purchase price consisted of $14.0 million in cash paid at closing and a contingent consideration arrangement of $1.3 million. The Company treated this as a business combination. The acquired business, H&C Flex, is a manufacturer and distributor of insulated HVAC flexible duct systems. It is reported within and complements the Company’s existing businesses in the Climate segment.

As of September 25, 2021, the provisional fair value of tangible assets acquired totaled $15.3 million, consisting primarily of property, plant, and equipment of $10.8 million and inventory of $4.5 million. Of the remaining purchase price, $0.1 million was allocated to tax-deductible goodwill. During the second quarter of 2021, there was a change in the valuation that resulted in an increase in property, plant, and equipment of $2.4 million, a decrease in goodwill of $1.0 million, and the recognition of contingent consideration of $1.4 million. The purchase price allocation is provisional as of September 25, 2021 and subject to change upon completion of the final valuation of the assets and contingent consideration during the measurement period.

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

The fair value of tangible assets acquired totaled $27.3 million, consisting primarily of inventory. Of the remaining purchase price, $29.9 million was allocated to tax-deductible goodwill and intangible assets. During the second quarter of 2021, there was a change in the valuation that resulted in a decrease in property, plant, and equipment and an increase in goodwill of $1.4 million. During the first quarter of 2021, there was a change in the valuation that resulted in a decrease in goodwill and an increase in intangible assets of $1.5 million. The valuation of the business has been finalized as of September 25, 2021.

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

Dispositions

Die-Mold

On September 2, 2021, the Company entered into a contribution agreement with a limited liability company in the retail distribution business, pursuant to which the Company exchanged the outstanding common stock of Die-Mold for a 17 percent equity interest in the limited liability company. Die-Mold manufactures PEX and other plumbing-related fittings and plastic injection tooling in Canada and sells these products in Canada and the U.S. and was included in the Piping Systems Segment. Die-Mold reported net sales of $10.9 million and net income of $1.6 million for the first nine months of 2021 compared to net sales of $10.4 million and net income of $1.4 million in the first nine months of 2020. As a result of the transaction, the Company recognized a gain of $4.7 million based on the excess of the fair value of the consideration received (the 17 percent equity interest) over the carrying value of Die-Mold. The Company utilized a market comparable companies approach using an

EBITDA multiple to determine the fair value of the consideration received of $24.0 million, which is recognized within the Investments in unconsolidated affiliates line of the Condensed Consolidated Balance Sheet. The excess of the fair value of the deconsolidated subsidiary over its carrying value resulted in the gain.

Fabricated Tube Products and Shoals Tubular, Inc.

On July 28, 2021, the Company entered into a purchase agreement with J.W. Harris Co., Inc. and Lincoln Electric Holdings, Inc., pursuant to which the Company sold the assets of Fabricated Tube Products (FTP) and all of the outstanding stock of STI for approximately $78.2 million. These businesses manufacture and fabricate valves and assemblies, brazed manifolds, headers, and distributor assemblies used primarily by manufacturers of residential heating and air conditioning units in the U.S. and were included in the Climate segment. They reported combined net sales of $37.0 million and net income of $5.5 million in the first nine months of 2021 compared to combined net sales of $38.3 million and net income of $4.8 million in the first nine months of 2020. The carrying value of the assets disposed totaled $31.7 million, consisting primarily of accounts receivable, inventories, and long-lived assets. The carrying value of the liabilities disposed totaled $3.6 million, consisting primarily of accounts payable. As a result of the transaction, the Company recognized a pre-tax gain of $50.1 million on the sale of these businesses in the Condensed Consolidating Financial Statements.

Note 4 – Segment Information

Each of the Company’s reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

Piping Systems

Piping Systems is composed of the following operating segments: Domestic Piping Systems Group, Great Lakes Copper, Heatlink Group, European Operations, Trading Group, and Jungwoo-Mueller (the Company’s South Korean joint venture).  The Domestic Piping Systems Group manufactures and distributes copper tube, fittings, and line sets.  These products are manufactured in the U.S., sold in the U.S., and exported to markets worldwide.   Outside the U.S., Great Lakes Copper manufactures copper tube and line sets in Canada and sells the products primarily in the U.S. and Canada. Heatlink Group produces a complete line of products for PEX plumbing and radiant systems in Canada and sells these products in Canada and the U.S. European Operations manufactures copper tube in the U.K. which is sold primarily in Europe.  The Trading Group manufactures pipe nipples and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products in the U.S. and Mexico.  Jungwoo-Mueller manufactures copper-based joining products that are sold worldwide.  The Piping Systems segment’s products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, building product retailers, and air-conditioning original equipment manufacturers (OEMs).

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

Climate

Climate is composed of the following operating segments: Refrigeration Products, Westermeyer, Turbotec, Flex Duct, and Linesets, Inc.  These domestic businesses manufacture high pressure components, coaxial heat exchangers, insulated HVAC flexible duct systems, and line sets primarily for the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

Summarized segment information is as follows:

	For the Quarter Ended September 25, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$688,200	$182,245	$122,252	$(10,449)	$982,248

Cost of goods sold	506,703	158,822	89,175	(10,435)	744,265
Depreciation and amortization	5,547	1,661	2,484	1,176	10,868
Selling, general, and administrative expense	23,751	2,710	9,521	12,542	48,524
Gain on sale of businesses	—	—	—	(54,759)	(54,759)

Operating income	152,199	19,052	21,072	41,027	233,350

Interest expense					(1,116)
Other (expense) income, net					(2,548)

Income before income taxes					$229,686

	For the Quarter Ended September 26, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$409,414	$118,831	$97,604	$(6,744)	$619,105

Cost of goods sold	339,904	95,717	70,450	(5,291)	500,780
Depreciation and amortization	5,362	1,774	2,547	1,069	10,752
Selling, general, and administrative expense	19,285	2,992	6,451	9,618	38,346

Operating income	44,863	18,348	18,156	(12,140)	69,227

Interest expense					(4,885)
Other income, net					522

Income before income taxes					$64,864

Segment information (continued):

	For the Nine Months Ended September 25, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,947,564	$527,137	$364,986	$(26,699)	$2,812,988

Cost of goods sold	1,515,335	455,112	269,560	(27,612)	2,212,395
Depreciation and amortization	17,272	5,098	7,866	3,521	33,757
Selling, general, and administrative expense	71,152	8,529	23,781	34,429	137,891
Gain on sale of businesses	—	—	—	(54,759)	(54,759)

Operating income	343,805	58,398	63,779	17,722	483,704

Interest expense					(7,451)
Redemption premium					(5,674)
Other income, net					(1,288)

Income before income taxes					$469,291

	For the Nine Months Ended September 26, 2020
( In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,128,467	$338,652	$276,983	$(21,910)	$1,722,192

Cost of goods sold	931,339	285,788	206,083	(10,556)	1,412,654
Depreciation and amortization	16,517	5,771	7,770	2,830	32,888
Selling, general, and administrative expense	57,998	8,690	19,607	31,454	117,749
Litigation settlement, net	—	—	—	(21,933)	(21,933)

Operating income	122,613	38,403	43,523	(23,705)	180,834

Interest expense					(15,237)
Other income, net					3,634

Income before income taxes					$169,231

The following table presents total assets attributable to each segment:

(In thousands)	September 25, 2021	December 26, 2020

Segment assets:
Piping Systems	$1,142,523	$977,937
Industrial Metals	186,040	152,683
Climate	244,603	258,668
General Corporate	155,371	139,280

	$1,728,537	$1,528,568

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended September 25, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$555,161	$—	$—	$555,161
Brass rod and forgings	—	143,788	—	143,788
OEM components, tube & assemblies	6,943	12,076	29,627	48,646
Valves and plumbing specialties	126,096	—	—	126,096
Flex duct and other HVAC components	—	—	92,625	92,625
Other	—	26,381	—	26,381

	688,200	182,245	122,252	992,697

Intersegment sales				(10,449)

Net sales				$982,248

	For the Quarter Ended September 26, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$320,619	$—	$—	$320,619
Brass rod and forgings	—	89,487	—	89,487
OEM components, tube & assemblies	7,402	11,215	35,957	54,574
Valves and plumbing specialties	81,393	—	—	81,393
Flex duct and other HVAC components	—	—	61,647	61,647
Other	—	18,129	—	18,129

	409,414	118,831	97,604	625,849

Intersegment sales				(6,744)

Net sales				$619,105

Disaggregation of revenue from contracts with customers (continued):

	For the Nine Months Ended September 25, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,548,392	$—	$—	$1,548,392
Brass rod and forgings	—	418,024	—	418,024
OEM components, tube & assemblies	23,954	35,819	111,143	170,916
Valves and plumbing specialties	375,218	—	—	375,218
Flex duct and other HVAC components	—	—	253,843	253,843
Other	—	73,294	—	73,294

	1,947,564	527,137	364,986	2,839,687

Intersegment sales				(26,699)

Net sales				$2,812,988

	For the Nine Months Ended September 26, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	878,764	—	—	878,764
Brass rod and forgings	—	253,647	—	253,647
OEM components, tube & assemblies	49,509	32,524	105,461	187,494
Valves and plumbing specialties	200,194	—	—	200,194
Flex duct and other HVAC components	—	—	171,522	171,522
Other	—	52,481	—	52,481

	1,128,467	338,652	276,983	1,744,102

Intersegment sales				(21,910)

Net sales				$1,722,192

Note 5 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	September 25, 2021	December 26, 2020

Cash & cash equivalents	$104,789	$119,075
Restricted cash included within other current assets	3,259	8,198
Restricted cash included within other assets	103	103

Total cash, cash equivalents, and restricted cash	$108,151	$127,376

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 6 – Inventories

(In thousands)	September 25, 2021	December 26, 2020

Raw materials and supplies	$133,109	$85,927
Work-in-process	66,574	49,361
Finished goods	215,007	186,785
Valuation reserves	(9,100)	(7,071)

Inventories	$405,590	$315,002

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

At September 25, 2021, the Company held open futures contracts to purchase approximately $46.9 million of copper over the next 18 months related to fixed price sales orders.  The fair value of those futures contracts was a $112 thousand net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At September 25, 2021, this amount was approximately $142 thousand of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At September 25, 2021, the Company held open futures contracts to sell approximately $867 thousand of copper over the next 10 months related to copper inventory.  The fair value of those futures contracts was a $16 thousand net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	September 25, 2021	December 26, 2020	Balance Sheet Location	September 25, 2021	December 26, 2020

Commodity contracts - gains	Other current assets	$671	$1,213	Other current liabilities	$27	$68
Commodity contracts - losses	Other current assets	(559)	(8)	Other current liabilities	(43)	(5,863)

Total derivatives (1)		$112	$1,205		$(16)	$(5,795)
(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended		For the Nine Months Ended
(In thousands)	Location	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020

Undesignated derivatives:
Gain (loss) on commodity contracts (nonqualifying)	Cost of goods sold	7,282	843	(3,141)	(3,596)

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended September 25, 2021
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$845	Cost of goods sold	$1,265
Other	13	Other	(1)

Total	$858	Total	$1,264

Amounts recognized in and reclassified from AOCI (continued):

	For the Quarter Ended September 26, 2020
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$337	Cost of goods sold	$(180)
Other	(6)	Other	—

Total	$331	Total	$(180)

	For the Nine Months Ended September 25, 2021
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$861	Cost of goods sold	$(1,584)
Other	1	Other	—

Total	$862	Total	$(1,584)

	For the Nine Months Ended September 26, 2020
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(5,084)	Cost of goods sold	$5,273
Other	2	Other	1

Total	$(5,082)	Total	$5,274

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At September 25, 2021 and December 26, 2020, the Company had recorded restricted cash in other current assets of $2.9 million and $7.6 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Long-Term Debt

The fair value of long-term debt at September 25, 2021 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

On March 31, 2021, the Company entered into a Credit Agreement to replace its prior credit agreement that would have matured on December 6, 2021. The Company's total borrowing capacity under the Credit Agreement is $500.0 million. The Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures March 31, 2026, and a term loan facility of $100.0 million, which matures March 31, 2022. Funds borrowed under the Credit Agreement may be used by the Company for working capital purposes and other general corporate purposes. In addition, the Credit Agreement provides a sublimit of $50.0 million for the issuance of letters of credit, a sublimit of $35.0 million for loans and letters of credit made in certain foreign currencies, and a Swing Line sublimit of $25.0 million. Outstanding letters of credit and foreign currency loans reduce borrowing availability under the Credit Agreement on a dollar-for-dollar basis. Total borrowings under the Credit Agreement were $120.0 million as of September 25, 2021. On October 6, 2021, the Company paid the term loan facility in full with borrowings under the revolving credit facility.

During the first quarter of 2021, the Company announced the redemption of its Subordinated Debentures due 2027. The full redemption of outstanding debentures occurred on April 15, 2021 for a total of $291.4 million in principal plus accrued interest and a redemption premium of $5.7 million that was expensed during the second quarter.

Note 8 – Investments in Unconsolidated Affiliates

On September 2, 2021, the Company acquired a 17 percent noncontrolling equity interest in a limited liability company in the retail distribution business by contributing the outstanding common stock of Die-Mold in exchange for the equity method interest. The transaction was recorded as a deconsolidation of a subsidiary and the recognition of an equity method investment at fair value, as described in “Note 3 - Acquisitions and Dispositions.” This investment is recorded using the equity method of accounting. The Company records its proportionate share of the investees’ net income or loss one month in arrears as income (loss) from unconsolidated affiliates in the Condensed Consolidated Statements of Income.

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

(In thousands)	September 25, 2021	December 26, 2020

Current assets	$217,520	$167,451
Noncurrent assets	82,069	78,241
Current liabilities	167,721	120,202
Noncurrent liabilities	49,367	50,020

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020

Net sales	$125,581	$73,850	$326,744	$284,398
Gross profit	15,693	7,565	40,715	32,073
Net income (loss)	5,599	(10,916)	262	(40,883)

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarter and nine months ended September 25, 2021 included net income of $2.8 million and $0.1 million, respectively, for Tecumseh.

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

Note 9 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020

Pension benefits:
Interest cost	$313	$862	$939	$2,586
Expected return on plan assets	(903)	(1,496)	(2,711)	(4,486)
Amortization of net loss	378	494	1,135	1,482

Net periodic benefit income	$(212)	$(140)	$(637)	$(418)

Other benefits:
Service cost	$64	$59	$194	$176
Interest cost	87	106	261	321
Amortization of prior service credit	(118)	(117)	(353)	(401)
Amortization of net gain	(32)	(50)	(96)	(150)
Curtailment gain	—	$—	—	$(2,591)

Net periodic benefit cost (income)	$1	$(2)	$6	$(2,645)

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). The Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs currently estimate it will cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs.  As of September 25, 2021, the Company has made payments of approximately $7.6 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs, and has reserved its rights to petition the EPA for reimbursement of any costs incurred to comply with the UAOs upon the completion of the work required therein.  The Company and Lead Refinery are also evaluating entry into an administrative settlement agreement and order on consent with the EPA, along with the four other PRPs, which would involve payment of certain past and future costs relating to operable unit 1, in exchange for certain releases and contribution protection for the Company, Lead Refinery and their respective affiliates relating to that operable unit. The Company reserved $3.3 million for this settlement in the third quarter of 2021. In October 2017 and March 2018, separate groups of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in two civil tort actions relating to the site. The Company, Arava, and MRRC have been voluntarily dismissed from both litigations without prejudice, and Lead Refinery’s motion to dismiss one of the matters was granted without prejudice.  At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1), including, but not limited to, EPA oversight costs for which the EPA may attempt to seek reimbursement from the Company, and past costs for which other PRPs may attempt to seek contribution from the Company.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at September 25, 2021 were $23.9 million.

Note 11 – Income Taxes

The Company’s effective tax rate for the third quarter of 2021 was 26 percent compared with 24 percent for the same period last year.  The primary items impacting the effective tax rate for the third quarter of 2021 were increases related to the provision for state income taxes, net of the federal benefit, of $8.5 million and the effect of foreign tax rates higher than statutory tax rates and other foreign items of $5.6 million. These items were partially offset by $2.2 million of other items.

The items impacting the effective tax rate for the third quarter of 2020 were the provision for state income taxes, net of the federal benefit, of $1.4 million and other items of $0.4 million.

The Company’s effective tax rate for the first nine months of 2021 was 26 percent compared with 25 percent for the same period last year. The items impacting the effective tax rate for the first nine months of 2021 were primarily attributable to the provision for state income taxes, net of the federal benefit, of $16.3 million and the effect of foreign tax rates higher than statutory tax rates and other foreign items of $8.7 million. These items were partially offset by $2.5 million of other items.

The items impacting the effective tax rate for the first nine months of 2020 were primarily related to the provision for state income taxes, net of the federal benefit, of $4.8 million, the effect of foreign tax rates higher than statutory tax rates of $1.7 million, and $0.6 million of other items.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions. The statute of limitations is open for the Company’s federal tax returns for 2015 and 2017 and all subsequent years. The statutes of limitations for most state returns are open for 2017 and all subsequent years, and some state and foreign returns are also open for some earlier tax years due to differing statute periods. The Internal Revenue Service recently completed its audit of the Company’s 2015 and 2017 federal consolidated returns, which resulted in no material impact to the financial statements. While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Nine Months Ended September 25, 2021
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 26, 2020	$(37,339)	$984	$(17,203)	$(1,325)	$(54,883)

Other comprehensive income (loss) before reclassifications	763	862	(98)	2,211	3,738
Amounts reclassified from AOCI	—	(1,584)	574	—	(1,010)

Net current-period other comprehensive income (loss)	763	(722)	476	2,211	2,728

Balance as of September 25, 2021	$(36,576)	$262	$(16,727)	$886	$(52,155)

	For the Nine Months Ended September 26, 2020
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 28, 2019	$(46,198)	$476	$(21,855)	$(1,193)	$(68,770)

Other comprehensive loss before reclassifications	(11,254)	(5,082)	(1,468)	(564)	(18,368)
Amounts reclassified from AOCI	—	5,274	753	—	6,027

Net current-period other comprehensive (loss) income	(11,254)	192	(715)	(564)	(12,341)

Balance as of September 26, 2020	$(57,452)	$668	$(22,570)	$(1,757)	$(81,111)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020	Affected line item

Unrealized losses (gains) on derivative commodity contracts	$1,077	$(248)	$(2,612)	$6,581	Cost of goods sold
	187	68	1,028	(1,307)	Income tax expense (benefit)

	$1,264	$(180)	$(1,584)	$5,274	Net of tax and noncontrolling interests

Amortization of net loss and prior service cost on employee benefit plans	$228	$327	$686	$931	Other income, net
	(37)	(63)	(112)	(178)	Income tax benefit

	$191	$264	$574	$753	Net of tax and noncontrolling interests

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

•Climate: The Climate segment is composed of Refrigeration Products, Westermeyer, Turbotec, Flex Duct, and Linesets, Inc. The segment manufactures and sells refrigeration valves and fittings, high pressure components, coaxial heat exchangers, and insulated HVAC flexible duct systems and line sets. The segment sells its products primarily to the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

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

According to the U.S. Census Bureau, the August 2021 seasonally adjusted annual rate of new housing starts was 1.61 million, compared to the September 2020 rate of 1.45 million. Mortgage rates remain at historically low levels, as the average 30-year fixed mortgage rate was 2.92 percent for the first nine months of 2021 and 3.11 percent for the twelve months ended December 2020. The private non-residential construction sector includes offices, industrial, health care, and retail projects. According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $455.6 billion in August 2021 compared to the May 2020 rate of $466.1 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first nine months of 2021 and 2020:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 25, 2021	September 26, 2020	2021 vs. 2020	September 25, 2021	September 26, 2020	2021 vs. 2020

Net sales	$982,248	$619,105	58.7%	$2,812,988	$1,722,192	63.3%
Operating income	233,350	69,227	237.1	483,704	180,834	167.5
Net income	170,980	42,702	300.4	342,919	103,073	232.7

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	42.7%	39.6%
Unit sales volume in core product lines	5.5	9.0
Acquisitions	7.5	9.5
Dispositions	(1.4)	—
Other	4.4	5.2

	58.7%	63.3%

The increase in net sales during the third quarter of 2021 was primarily due to (i) higher net selling prices of $264.4 million in our core product lines, primarily copper tube and brass rod, (ii) higher unit sales volume of $34.2 million in our core product lines, (iii) incremental sales of $33.3 million recorded by Kessler Sales and Distribution (KSD), acquired in August 2020, (iv) an increase in sales of $26.6 million in our non-core product lines, and (v) sales of $13.1 million recorded by H&C Flex (H&C), acquired in January 2021. These increases were partially offset by a decrease in sales of $8.5 million as a result of the dispositions of Die-Mold, FTP, and STI in the third quarter of 2021.

The increase in net sales during the first nine months of 2021 was primarily due to (i) higher net selling prices of $681.7 million in our core product lines, (ii) higher unit sales volume of $154.4 million in our core product lines, (iii) incremental sales of $129.6 million recorded by KSD, (iv) an increase in sales of $91.8 million in our non-core product lines, and (v) sales of $33.1 million recorded by H&C.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2021 and 2020:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020

Cost of goods sold	$744,265	$500,780	$2,212,395	$1,412,654
Depreciation and amortization	10,868	10,752	33,757	32,888
Selling, general, and administrative expense	48,524	38,346	137,891	117,749
Gain on sale of businesses	(54,759)	—	(54,759)	—
Litigation settlement, net	—	—	—	(21,933)

Operating expenses	$748,898	$549,878	$2,329,284	$1,541,358

	For the Quarter Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020

Cost of goods sold	75.8%	80.9%	78.6%	82.0%
Depreciation and amortization	1.1	1.7	1.2	1.9
Selling, general, and administrative expense	4.9	6.2	5.0	6.9
Gain on sale of businesses	(5.6)	—	(1.9)	—
Litigation settlement, net	—	—	—	(1.3)

Operating expenses	76.2%	88.8%	82.9%	89.5%

Q3 2021 compared to Q3 2020

Cost of goods sold increased in the third quarter of 2021 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 24.2 percent compared with 19.1 percent in the prior year quarter. The combination of strong demand for our products, inflationary pressures, and severe industry wide supply constraints leading to growing backlogs contributed to an environment of higher selling prices and improved margins for the majority of our businesses. Depreciation and amortization was consistent with the third quarter of 2020. Selling, general, and administrative expense increased in the third quarter of 2021 primarily as a result of (i) higher employment costs, including incentive compensation and healthcare, of $5.3 million, (ii) asset impairment charges of $2.6 million, (iii) an increase of $1.1 million in bad debt expense, (iv) incremental expenses associated with KSD and H&C of $0.7 million, (v) an increase of $0.6 million in professional fees, (vi) higher foreign currency transaction losses of $0.4 million, and (vii) an increase of $0.4 million in travel and entertainment expense. In addition, during the third quarter of 2021 we recognized a gain of $54.8 million on the sale of FTP, STI, and the majority of Die-Mold.

Interest expense decreased for the third quarter of 2021 primarily as a result of the redemption of our Subordinated Debentures during the second quarter of 2021. We recognized other expenses, net, of $2.5 million in the third quarter of 2021 compared to other income, net, of $0.5 million the third quarter of 2020. This change was primarily due to higher environmental remediation costs at our non-operating properties in the third quarter of 2021.

Our effective tax rate for the third quarter of 2021 was 26 percent compared with 24 percent for the same period last year.  The items impacting the effective tax rate were increases related to the provision for state income taxes, net of the federal benefit, of $8.5 million and the effect of foreign tax rates higher than statutory tax rates and other foreign items of $5.6 million. These items were partially offset by $2.2 million of other items.

For the third quarter of 2020, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to the provision for state income taxes, net of the federal benefit, of $1.4 million and other items of $0.4 million.

During the third quarter of 2021 and the third quarter of 2020, we recognized income of $2.8 million and losses of $5.5 million, respectively, on our investments in unconsolidated affiliates.

YTD 2021 compared to YTD 2020

Cost of goods sold increased in the first nine months of 2021 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 21.4 percent compared with 18.0 percent in the prior year. The combination of strong demand for our products, inflationary pressures, and severe industry wide supply constraints leading to growing backlogs contributed to an environment of higher selling prices and improved margins for the majority of our businesses. Depreciation and amortization increased slightly in the first nine months of 2021 primarily as a result of (i) depreciation of property, plant, and equipment placed into service in the prior year and (ii) depreciation and amortization of the long-lived assets of businesses acquired. Selling, general, and administrative expense increased in the first nine months of 2021 primarily as a result of (i) higher employment costs, including incentive compensation, of $9.8 million, (ii) incremental expenses associated with KSD and H&C of $6.2 million, (iii) an increase of $1.7 million in professional fees, (iv) expenses of $1.3 million associated with the write-off of vendor deposits, (v) an increase of $0.9 million in supplies and utilities, and (vi) higher foreign currency transaction losses of $0.4 million. In addition, during the first nine months of 2021 we recognized a gain of $54.8 million on the sale of FTP, STI, and the majority of Die-Mold. During the first nine months of 2020 we recognized a gain of $21.9 million for the settlement of our claim under the Deepwater Horizon Economic and Property Damage Settlement Program.

Interest expense decreased for the first nine months of 2021 primarily as a result of the redemption of our Subordinated Debentures during the second quarter of 2021. In addition, we recognized expense of $5.7 million for a redemption premium related to our Subordinated Debentures redeemed during the first nine months of 2021. We recognized other expenses, net, of $1.3 million in the first nine months of 2021 compared to other income, net, of $3.6 million the first nine months of 2020. This change was primarily due to (i) higher environmental remediation costs at our non-operating properties in the first nine months of 2021 and (ii) a curtailment gain related to our benefit plans recognized during the first nine months of 2020.

Our effective tax rate for the first nine months of 2021 was 26 percent compared with 25 percent for the same period last year.  The items impacting the effective tax rate are primarily related to the provision for state income taxes, net of the federal benefit, of $16.3 million and the effect of foreign tax rates higher than statutory tax rates and other foreign items of $8.7 million. These items were partially offset by $2.5 million of other items.

For the first nine months of 2020, the items impacting the effective tax rate were primarily related to the provision for state income taxes, net of the federal benefit, of $4.8 million, the effect of foreign tax rates higher than statutory tax rates of $1.7 million, and $0.6 million million of other items.

During the first nine months of 2021 and the first nine months of 2020, we recognized income of $0.1 million and losses of $20.2 million, respectively, on our investments in unconsolidated affiliates.

Piping Systems Segment

The following table compares summary operating results for the first nine months of 2021 and 2020 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 25, 2021	September 26, 2020	2021 vs. 2020	September 25, 2021	September 26, 2020	2021 vs. 2020

Net sales	$688,200	$409,414	68.1%	$1,947,564	$1,128,467	72.6%
Operating income	152,199	44,863	239.3	343,805	122,613	180.4

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	52.7%	48.9%
Unit sales volume in core product lines	5.5	9.7
Acquisitions	8.1	11.6
Dispositions	(0.2)	—
Other	2.0	2.4

	68.1%	72.6%

The increase in net sales during the third quarter of 2021 was primarily attributable to (i) higher net selling prices in the segment’s core product lines, primarily copper tube, of $215.2 million, (ii) incremental sales of $33.3 million recorded by KSD, and (iii) higher unit sales volume of $22.6 million in the segment’s core product lines.

Net sales during the first nine months of 2021 increased primarily as a result of (i) higher net selling prices in the segment’s core product lines of $548.9 million, (ii) incremental sales of $129.6 million recorded by KSD, and (iii) higher unit sales volume of $108.5 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2021 and 2020:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020

Cost of goods sold	$506,703	$339,904	$1,515,335	$931,339
Depreciation and amortization	5,547	5,362	17,272	16,517
Selling, general, and administrative expense	23,751	19,285	71,152	57,998

Operating expenses	$536,001	$364,551	$1,603,759	$1,005,854

	For the Quarter Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020

Cost of goods sold	73.6%	83.0%	77.8%	82.5%
Depreciation and amortization	0.8	1.3	0.9	1.4
Selling, general, and administrative expense	3.5	4.7	3.6	5.2

Operating expenses	77.9%	89.0%	82.3%	89.1%

The increase in cost of goods sold during the third quarter of 2021 was primarily due to the increase in the average cost of copper, our principal raw material.  Gross margin as a percentage of sales was 26.4 percent compared with 17.0 percent in the prior year quarter. Depreciation and amortization was consistent with the third quarter of 2020. Selling, general, and administrative expense increased for the third quarter of 2021 primarily as a result of (i) higher employment costs, including incentive compensation and healthcare, of $3.2 million, (ii) incremental expenses associated with KSD of $0.3 million, and (iii) lower foreign currency gains of $0.4 million. These increases were partially offset by lower expenses of $0.3 million associated with businesses disposed.

The increase in cost of goods sold during the first nine months of 2021 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 22.2 percent compared with 17.5 percent in the prior year. Depreciation and amortization increased slightly in the first nine months of 2021 primarily as a result of depreciation and amortization of the long-lived assets of businesses acquired. Selling, general, and administrative expense increased for the first nine months of 2021 primarily as a result of (i) higher employment costs of $5.9 million, (ii) incremental expenses associated with KSD of $5.3 million, (iii) expenses of $1.3 million associated with the write-off of vendor deposits, and (iv) the absence of $1.3 million of government subsidies provided to certain businesses related to the COVID-19 pandemic recorded during the first nine months of 2020. In addition, during the first nine months of 2020 the segment recognized asset impairment charges of $3.0 million related to production equipment that was idled.

Industrial Metals Segment

The following table compares summary operating results for the first nine months of 2021 and 2020 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 25, 2021	September 26, 2020	2021 vs. 2020	September 25, 2021	September 26, 2020	2021 vs. 2020

Net sales	$182,245	$118,831	53.4%	$527,137	$338,652	55.7%
Operating income	19,052	18,348	3.8	58,398	38,403	52.1

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	43.5%	40.9%
Unit sales volume in core product lines	10.3	14.2
Other	(0.4)	0.6

	53.4%	55.7%

The increase in net sales during the third quarter of 2021 was primarily due to (i) higher net selling prices of $49.3 million in the segment’s core product lines, primarily brass rod, and (ii) higher unit sales volume of $11.7 million in the segment’s core product lines.

The increase in net sales during the first nine months of 2021 was primarily due to (i) higher net selling prices of $132.8 million in the segment’s core product lines and (ii) higher unit sales volume of $45.9 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2021 and 2020:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020

Cost of goods sold	$158,822	$95,717	$455,112	$285,788
Depreciation and amortization	1,661	1,774	5,098	5,771
Selling, general, and administrative expense	2,710	2,992	8,529	8,690

Operating expenses	$163,193	$100,483	$468,739	$300,249

	For the Quarter Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020

Cost of goods sold	87.1%	80.5%	86.3%	84.4%
Depreciation and amortization	0.9	1.5	1.0	1.7
Selling, general, and administrative expense	1.5	2.6	1.6	2.6

Operating expenses	89.5%	84.6%	88.9%	88.7%

The increase in cost of goods sold during the third quarter of 2021 was primarily due to the increase in the price of copper.  Gross margin as a percentage of sales was 12.9 percent compared with 19.5 percent in the prior year quarter. Rising material costs during the third quarter of 2021 had a negative impact on margins reported by most of the businesses included in this segment. Depreciation and amortization and selling, general, and administrative expense were consistent with the third quarter of 2020.

The increase in cost of goods sold during the first nine months of 2021 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 13.7 percent compared with 15.6 percent in the prior year. Depreciation and amortization decreased slightly as a result of several long-lived assets becoming fully depreciated. Selling, general, and administrative expense was consistent with the first nine months of 2020.

Climate Segment

The following table compares summary operating results for the first nine months of 2021 and 2020 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 25, 2021	September 26, 2020	2021 vs. 2020	September 25, 2021	September 26, 2020	2021 vs. 2020

Net sales	$122,252	$97,604	25.3%	$364,986	$276,983	31.8%
Operating income	21,072	18,156	16.1	63,779	43,523	46.5

Sales for the third quarter of 2021 increased primarily as a result of a increase in volume and price in certain product lines, as well as sales of $13.1 million recorded by H&C.  These increases were partially offset by a decrease in sales of $7.8 million as a result of the dispositions of FTP and STI during the third quarter of 2021.

Sales for the first nine months of 2021 increased primarily as a result of a increase in volume and price in certain product lines, as well as sales of $33.1 million recorded by H&C.  These increases were partially offset by a decrease in sales of $3.7 million as a result of the dispositions of FTP and STI during the third quarter of 2021.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2021 and 2020:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020

Cost of goods sold	$89,175	$70,450	$269,560	$206,083
Depreciation and amortization	2,484	2,547	7,866	7,770
Selling, general and administrative expense	9,521	6,451	23,781	19,607

Operating expenses	$101,180	$79,448	$301,207	$233,460

	For the Quarter Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020

Cost of goods sold	72.9%	72.2%	73.9%	74.4%
Depreciation and amortization	2.0	2.6	2.2	2.8
Selling, general and administrative expense	7.9	6.6	6.4	7.1

Operating expenses	82.8%	81.4%	82.5%	84.3%

Cost of goods sold increased during the third quarter of 2021, consistent with the increase in net sales.  Gross margin as a percentage of sales was 27.1 percent compared with 27.8 percent in the prior year quarter. Depreciation and amortization was consistent with the third quarter of 2020. Selling, general, and administrative expense increased primarily due to (i) asset impairment charges of $2.7 million, (ii) expenses associated with H&C of $0.3 million, and (iii) higher employment costs, including incentive compensation, of $0.2 million.

Cost of goods sold increased during the first nine months of 2021 primarily due to factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 26.1 percent compared with 25.6 percent in the prior year. Depreciation and amortization was consistent with the first nine months of 2020. Selling, general, and administrative expense increased for the first nine months of 2021 as a result of (i) asset impairment charges of $2.7 million, (ii) higher employment costs, including incentive compensation, of $1.0 million, and (iii) expenses associated with H&C of $0.9 million.

Liquidity and Capital Resources

The following table presents selected financial information for the first nine months of 2021 and 2020:

(In thousands)	2021	2020

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$(19,225)	$16,337
Property, plant, and equipment, net	(6,350)	5,608
Total debt	(205,754)	(36,598)
Working capital, net of cash and current debt	146,240	1,086

Net cash provided by operating activities	181,481	196,878
Net cash provided by (used in) investing activities	43,818	(110,995)
Net cash used in financing activities	(244,147)	(66,252)

Cash Flows from Operating Activities

During the nine months ended September 25, 2021, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $348.4 million, (ii) an increase in current liabilities of $85.5 million, (iii) depreciation and amortization of $33.9 million, (iv) stock-based compensation expense of $7.2 million, and (v) the redemption premium of $5.7 million related to our Subordinated Debentures. These increases were largely offset by (i) an increase in accounts receivable of $155.1 million, (ii) an increase in inventories of $96.5 million, and the gain of $54.8 million recognized on the sale of Die-Mold, FTP, and STI. The fluctuations of accounts receivable, inventories, and current liabilities were primarily due to increased sales volume in certain businesses and higher material costs during the first nine months of 2021.

During the nine months ended September 26, 2020, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $106.4 million, (ii) a decrease in inventories of $41.6 million, (iii) depreciation and amortization of $33.1 million, (iv) an increase in current liabilities of $25.9 million, (v) losses from unconsolidated affiliates of $20.2 million, (vi) a decrease in other assets of $9.1 million, and (vii) stock-based compensation expense of $6.3 million, and (viii) asset impairment charges of $3.0 million. These increases were partially offset by (i) an increase in accounts receivable of $45.5 million and (ii) a decrease in other liabilities of $5.8 million.

Cash Flows from Investing Activities

The major components of net cash provided by investing activities during the nine months ended September 25, 2021 included (i) proceeds from the sale of FTP and STI, net of cash sold, of $74.3 million and (ii) payments received on notes receivable of $8.5 million. These sources were partially offset by (i) capital expenditures of $25.5 million and (ii) $13.9 million for the purchase of H&C, net of cash acquired.

The major components of net cash used in investing activities during the nine months ended September 26, 2020 included (i) $72.6 million for the purchase of KSD and STI, net of cash acquired, (ii) capital expenditures of $29.2 million, and (iii) the issuance of notes receivable of $9.2 million.

Cash Flows from Financing Activities

For the nine months ended September 25, 2021, net cash used in financing activities consisted of (i) $390.0 million used to reduce the debt outstanding under our Credit Agreement, (ii) $290.2 million used for the redemption of the Subordinated Debentures, (iii) $21.8 million used for the payment of regular quarterly dividends to stockholders of the Company, and (iv) $9.7 million used for the payment of dividends to noncontrolling interests. These uses were largely offset by the issuance of debt under our Credit Agreement of $475.0 million.

For the nine months ended September 26, 2020, net cash used in financing activities consisted primarily of (i) $185.0 million used to reduce the debt outstanding under our Credit Agreement, (ii) $16.8 million used for the payment of regular quarterly dividends to stockholders of the Company, (iii) $7.0 million used for the payment of contingent consideration related to ATCO, and (iv) $5.6 million used to repurchase common stock. These uses were partially offset by the issuance of debt under our Credit Agreement of $150.0 million.

Liquidity and Outlook

We believe that cash provided by operations, funds available under the Credit Agreement, and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.

As of September 25, 2021, we had $104.8 million of cash on hand and $356.1 million available to be drawn under the Credit Agreement. Our current ratio was 2.7 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $1.2 million during the first nine months of 2021.  We expect to spend approximately $5.2 million over the next twelve months for ongoing environmental remediation activities.

The Company declared a quarterly cash dividend of 13.0 cents per common share during the first, second, and third quarters of 2021 and 10.0 cents per common share during the first, second, and third quarters of 2020.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of September 25, 2021, the Company’s total debt was $122.1 million or 9.8 percent of its total capitalization.

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures March 31, 2026, and a term loan facility of $100.0 million, which matures March 31, 2022.  Total borrowings under the Credit Agreement were $120.0 million as of September 25, 2021. The Credit Agreement backed approximately $23.9 million in letters of credit at the end of the third quarter of 2021.  On October 6, 2021 the Company paid the term loan facility in full with borrowings under the revolving credit facility.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of September 25, 2021, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until July 2022, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 25, 2021, the Company has repurchased approximately 6.4 million shares under this authorization.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At September 25, 2021, we held open futures contracts to purchase approximately $46.9 million of copper over the next 18 months related to fixed-price sales orders and to sell approximately $0.9 million of copper over the next ten months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of September 25, 2021, we held no open futures contracts to purchase natural gas.

Interest Rates

At September 25, 2021, we had variable-rate debt outstanding of $120.0 million.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on LIBOR.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At September 25, 2021, we had open forward contracts with a financial institution to sell approximately 4.2 million euros, 16.5 million Swedish kronor, and 12.5 million Norwegian kroner through January 2022.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of September 25, 2021.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 25, 2021 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending September 25, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2022, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 25, 2021, the Company had repurchased approximately 6.4 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended September 25, 2021.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

June 27, 2021 - July 24, 2021	3,507	$39.11	—	13,575,058
July 25, 2021 - August 21, 2021	1,666	$36.24	—	13,575,058
August 22, 2021 - September 25, 2021	1,000	$20.37	—	13,575,058
Total	6,173		—
(1) Includes shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting. Also includes shares resulting from restricted stock forfeitures at the average cost of treasury stock.
(2) Shares available to be purchased under the Company’s 20 million share repurchase authorization until July 2022. The extension of the authorization was announced on October 20, 2021.

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
October 20, 2021	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
October 20, 2021	Anthony J. Steinriede
Date	Vice President – Corporate Controller