Form 10-K
period 2021-12-25
MUELLER INDUSTRIES INC
filed 2022-02-23
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2021
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $2,461,602,567.

The number of shares of the Registrant’s common stock outstanding as of February 18, 2022 was 57,301,881 excluding 22,881,123 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference into this Report: Registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, scheduled to be mailed on or about March 31, 2022 (Part III).

MUELLER INDUSTRIES, INC.

_____________________

As used in this report, the terms “we,” “us,” “our,” “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

____________________

PART I

ITEM 1.	BUSINESS

Introduction

Mueller Industries, Inc. (the Company) is a leading manufacturer of copper, brass, aluminum, and plastic products.  The range of products we manufacture is broad:  copper tube and fittings; line sets; PEX plastic tube and fittings; steel nipples; brass rod, bar, and shapes; aluminum and brass forgings; aluminum impact extrusions; compressed gas valves; refrigeration valves and fittings; pressure vessels; coaxial heat exchangers; and insulated flexible duct systems.  We also resell brass and plastic plumbing valves, plastic fittings, malleable iron fittings, faucets, and plumbing specialty products.  Our operations are located throughout the United States and in Canada, Mexico, Great Britain, South Korea, the Middle East, and China.  The Company was incorporated in Delaware on October 3, 1990.

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

Piping Systems Segment

The Piping Systems segment is composed of Domestic Piping Systems Group, Great Lakes Copper (Great Lakes), Pexcor Manufacturing Company and Heatlink Group Inc. (collectively, Heatlink Group), European Operations, Trading Group, Jungwoo Metal Ind. Co., LTD (Jungwoo-Mueller), and Mueller Middle East BSC (Mueller Middle East).

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

Great Lakes manufactures copper tube and line sets in Canada and sells the products primarily in the U.S. and Canada. Heatlink Group manufactures a complete line of products for PEX plumbing and radiant systems in Canada and sells these products in Canada and the U.S. European Operations manufactures copper tube in the United Kingdom, which is sold throughout Europe.  The Trading Group manufactures steel pipe nipples and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products to plumbing wholesalers, distributors to the manufactured housing and recreational vehicle industries, and building materials retailers in North America. Jungwoo-Mueller, our South Korean joint venture, manufactures copper-based joining products that are sold worldwide. Mueller Middle East, our Bahraini joint venture, manufactures copper tube and serves markets in the Middle East and Northern Africa.

We acquired Heatlink Group on May 31, 2017, Die-Mold on March 31, 2018, Kessler Sales and Distribution on August 2, 2020, and increased our equity interest in Mueller Middle East to 55 percent on December 7, 2021.  These acquisitions complement our existing copper tube, line sets, copper fittings, and plastics businesses in the Piping Systems segment.

We disposed of Jiangsu Mueller-Xingrong Copper Industries Limited (Mueller-Xingrong), the Company’s Chinese joint venture, on June 21, 2017. This business manufactured engineered copper tube primarily for air-conditioning applications in China. We also disposed of Die-Mold Tool Limited (Die-Mold) on September 2, 2021 in a contribution agreement with a limited liability company operating in the retail distribution business. Die-Mold manufactured PEX and other plumbing-related fittings and plastic injection tooling in Canada and sold these products in Canada and the U.S.

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

Industrial Metals Segment

The Industrial Metals segment is composed of Brass Rod, Impacts & Micro Gauge, and Brass Value-Added Products.

Brass Rod manufactures a broad range of brass rod and shapes, as well as a wide variety of end products including plumbing brass, valves, and fittings sold primarily to OEMs in the industrial, HVAC, plumbing, and refrigeration industries.  We extrude brass, bronze, and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter.  These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, as well as electrical conductivity.

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

We disposed of our Copper Bar business on October 25, 2021.

The segment sells its products primarily to domestic OEMs in the industrial, construction, HVAC, plumbing, and refrigeration markets.  The total amount of order backlog for the Industrial Metals Segment as of December 25, 2021 was not significant.

Competitors, primarily in the brass rod market, include Wieland Chase, LLC, a subsidiary of Wieland-Werke AG and others, both domestic and foreign.

Climate Segment

The Climate segment is composed of Refrigeration Products, Westermeyer Industries, Inc. (Westermeyer), Turbotec Products, Inc. (Turbotec), Flex Duct, and Linesets, Inc.

Refrigeration Products designs and manufactures valves, protection devices, and brass fittings for various OEMs in the commercial HVAC and refrigeration markets. Westermeyer designs, manufactures, and distributes high-pressure components and accessories for the air-conditioning and refrigeration markets.  Turbotec manufactures coaxial heat exchangers and twisted tubes for the HVAC, geothermal, refrigeration, swimming pool heat pump, marine, ice machine, commercial boiler, and heat reclamation markets. Flex Duct manufactures and distributes insulated HVAC flexible duct systems.

We acquired ATCO Rubber Products, Inc. on July 2, 2018, Shoals Tubular, Inc. (Shoals) on January 17, 2020, and H&C Flex on January 29, 2021.  These acquisitions complement our existing businesses in the Climate segment.

We disposed of Fabricated Tube Products and Shoals on July 28, 2021. Fabricated Tube Products manufactured tubular assemblies and fabrications for OEMs in the HVAC and refrigeration markets; Shoals manufactured brazed manifolds, headers, and distributor assemblies.

The segment’s sales are approximately evenly split between the OEM and wholesale channels in the HVAC and refrigeration markets in the U.S.  The total amount of order backlog for the Climate segment as of December 25, 2021 was not significant.

Human Capital Resources

As of December 25, 2021, the Company employed approximately 5,337 employees, of which approximately 1,803 were represented by various unions.  Those union contracts will expire as follows:

Location	Expiration Date
Port Huron, Michigan (Local 218 IAM)	May 7, 2023
Wynne, Arkansas (MCTP)	November 30, 2024
Port Huron, Michigan (Local 44 UAW)	June 26, 2022
Wynne, Arkansas (B&K LLC)	August 5, 2024
North Wales, Pennsylvania	September 30, 2022
Belding, Michigan	August 12, 2022
Fulton, Mississippi	October 2, 2025
Waynesboro, Tennessee	June 1, 2022
University Park, Illinois	June 20, 2024
Phoenix, Arizona	April 30, 2023

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

Our copper tube facilities can accommodate both refined copper and certain grades of copper scrap as the primary feedstock.  The Company has commitments from refined copper producers for a portion of its metal requirements for 2022.  Adequate quantities of copper are currently available.  While we will continue to react to market developments, resulting pricing volatility or supply disruptions, if any, could nonetheless adversely affect the Company.

Environmental Proceedings

Compliance with environmental laws and regulations is a matter of high priority for the Company.  Mueller’s provision for environmental matters related to all properties was $5.0 million for 2021, $4.2 million for 2020, and $1.7 million for 2019.  The reserve for environmental matters was $27.4 million at December 25, 2021 and $24.0 million at December 26, 2020.  Environmental expenses related to non-operating properties are presented below operating income in the Consolidated Statements of Income, and costs related to operating properties are included in cost of goods sold.  We currently anticipate that we will need to make expenditures of approximately $13.5 million for compliance activities related to existing environmental matters during the next three fiscal years.

For a description of material pending environmental proceedings, see “Note 14 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Other Business Factors

Our business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held.  In addition, expenditures for Company-sponsored research and development activities were not material during 2021, 2020, or 2019.  No material portion of our business involves governmental contracts.

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

Selected Financial Data

(In thousands, except per share data)	2021		2020		2019		2018		2017

For the fiscal year: (1)

Net sales	$3,769,345		$2,398,043		$2,430,616		$2,507,878		$2,266,073

Operating income (2)	655,845		245,838		191,403		172,969		150,807

Net income attributable to Mueller Industries, Inc.	468,520	(3)	139,493	(4)	100,972	(5)	104,459	(6)	85,598

Diluted earnings per share	8.25		2.47		1.79		1.82		1.49

Cash dividends per share	0.52		0.40		0.40		0.40		3.40

At year-end:

Total assets	1,728,936		1,528,568		1,370,940		1,369,549		1,320,173

Long-term debt	1,064		286,593		378,724		489,597		448,592

(1)Includes activity of acquired businesses from the following purchase dates: Mueller Middle East, December 7, 2021; H&C Flex, January 29, 2021; Kessler Sales & Distribution, August 3, 2020; Shoals Tubular, Inc., January 17, 2020; ATCO Rubber Products, Inc., July 2, 2018; Die-Mold Tool Limited, March 31, 2018; Pexcor Manufacturing Company Inc. and Heatlink Group Inc., May 31, 2017.
(2)Adjusted retroactively to reflect adoption of ASU 2017-07 that occurred during 2018. The components of net periodic benefit cost (income) other than the service cost component are included in other income (expense), net in the Consolidated Statements of Income.
(3)Includes gain of $57.8 million resulting from the sales of Fabricated Tube Products, Shoals Tubular, Inc., Die-Mold Tool Limited, and Copper Bar, offset by pre-tax impairment charges of $2.8 million on goodwill and fixed assets.
(4)Includes litigation settlement gain of $22.1 million resulting from the Deepwater Horizon Economic and Property Damage Settlement, offset by charges of $17.8 million resulting from the termination of the U.S. defined benefit pension plan, and pre-tax impairment charges of $3.8 million on fixed assets.
(5)Includes net expense of $3.6 million resulting from the change in fair value of contingent consideration.
(6)Includes a pre-tax insurance recovery gain of $3.7 million related to the losses incurred due to the 2017 fire at the brass rod mill in Port Huron, Michigan.

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

Risks Related to the Economy and Other External Factors

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

Economic conditions in the housing and commercial construction industries, as well as inflation and changes in interest rates, could have a material adverse impact on our business, financial condition, and results of operations.

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

Our businesses are also affected by a variety of other factors beyond our control, including, but not limited to, employment levels, foreign currency exchange rates, consumer confidence, and unforeseen inflationary pressures. In the last year, inflationary pressures have increased. Although we generally attempt to pass along higher raw material costs to our customers in the form of price increases, there can be a delay between an increase in our raw material costs and our ability to raise the prices of our products. Additionally, we may not be able to increase the prices of our products due to other factors including competitive pricing pressure. If the Company is unable to offset significant cost increases through customer price increases, productivity improvements, cost reduction or other programs, Mueller’s business, operating results or financial condition could be materially adversely affected.

Since we operate in a variety of geographic areas, our businesses are subject to the economic conditions in each such area. General economic downturns or localized downturns in the regions where we have operations could have a material adverse effect on our business, financial condition, and results of operations. Additionally, the impact of economic conditions on the operations or liquidity of any party with which we conduct our business, including our suppliers and customers, may adversely impact our business.

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

Market and Competition Risks

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

Litigation and Regulatory Risks

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

Operational Risks

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

General Risk Factors

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

Location of Facility	Building Space (Sq. Ft.)	Primary Use	Owned or Leased

Piping Systems Segment
Fulton, MS	778,065	Manufacturing, Packaging, & Distribution	Owned
New Market, VA	413,120	Manufacturing & Distribution	Owned
Bilston, England	402,500	Manufacturing	Owned
Wynne, AR	400,000	Manufacturing & Distribution	Owned
Yangju City, Gyeonggi Province, South Korea	343,909	Manufacturing	Owned
Cedar City, UT	260,000	Manufacturing & Distribution	Owned
Woodbridge, NJ	247,000	Distribution	Leased
Olive Branch, MS	205,264	Manufacturing & Distribution	Owned
London, Ontario, Canada	200,400	Manufacturing	Owned
North Wales, PA	174,000	Manufacturing	Owned
Covington, TN	159,500	Manufacturing	Owned
Monterrey, Mexico	152,000	Manufacturing & Distribution	Leased
Monterrey, Mexico	132,000	Manufacturing	Leased
Sanger, CA	127,390	Manufacturing & Distribution	Leased
Ennis, TX	109,700	Distribution	Leased
University Park, IL	90,100	Distribution	Leased
Ansonia, CT	89,396	Manufacturing & Distribution	Owned
Kansas City, MO	85,000	Distribution	Leased
St. Thomas, Ontario, Canada	73,124	Distribution	Leased
Shelby, OH	61,750	Distribution	Leased
Atlanta, GA	60,293	Distribution	Leased
Al Hidd, Kingdom of Bahrain	58,809	Manufacturing	Owned
Dallas, TX	55,585	Distribution	Leased
Ontario, CA	54,209	Distribution	Leased
Jacksonville, FL	48,000	Distribution	Leased
Glendale Heights, IL	43,295	Distribution	Leased
Calgary, Alberta, Canada	22,084	Distribution	Leased
Calgary, Alberta, Canada	21,117	Manufacturing	Leased
Calgary, Alberta, Canada	20,000	Manufacturing	Leased
Covington, TN	16,500	Distribution	Leased
Calgary, Alberta, Canada	6,600	Manufacturing	Leased

Industrial Metals Segment
Port Huron, MI	450,000	Manufacturing	Owned
Belding, MI	293,068	Manufacturing	Owned
Brooklyn, OH	163,200	Manufacturing	Leased
Marysville, MI	81,500	Manufacturing	Owned
Brighton, MI	65,000	Machining	Leased
Waynesboro, TN	57,000	Manufacturing	Leased
Middletown, OH	55,000	Manufacturing	Leased

Location of Facility	Building Space (Sq. Ft.)	Primary Use	Owned or Leased

Climate Segment
Plainville, GA	313,835	Manufacturing & Distribution	Owned
Fort Worth, TX	266,485	Manufacturing	Owned
Cartersville, GA	260,924	Manufacturing	Owned
Tampa, FL	202,614	Manufacturing & Distribution	Owned
Phoenix, AZ	178,250	Manufacturing & Distribution	Owned
Crawsfordville, IN	153,600	Manufacturing & Distribution	Owned
Fort Worth, TX	153,374	Manufacturing	Owned
Vineland, NJ	136,000	Manufacturing & Distribution	Owned
Guadalupe, Mexico	130,110	Manufacturing	Leased
Sacramento, CA	121,240	Manufacturing & Distribution	Owned
Bluffs, IL	107,000	Manufacturing	Owned
Fort Worth, TX	103,125	Manufacturing & Distribution	Owned
Hickory, NC	100,000	Manufacturing	Owned
Hartsville, TN	78,000	Manufacturing	Owned
Houston, TX	72,000	Manufacturing & Distribution	Owned
Phoenix, AZ	72,000	Manufacturing	Leased
Baltimore, MD	62,500	Manufacturing & Distribution	Owned
Springdale, AR	57,600	Manufacturing & Distribution	Owned
Lawrenceville, GA	42,000	Manufacturing	Leased
Xinbei District, Changzhou, China	33,940	Manufacturing	Leased
Kansas City, MO	30,500	Manufacturing	Leased
Ansonia, CT	24,000	Manufacturing	Leased

ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “MLI.”  As of February 18, 2022, the number of holders of record of Mueller’s common stock was 616.

During fiscal 2020, we paid a quarterly cash dividend of $0.10 per share of common stock. During fiscal 2021, we paid a quarterly cash dividend of $0.13 per share of common stock.

Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

See “Part II, Item 12, Equity Compensation Plan Information” for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2022, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 25, 2021, the Company has repurchased approximately 6.5 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the quarter ended December 25, 2021.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

September 26, 2021 – October 23, 2021	33,399	48.06	32,399	13,542,659
October 24, 2021 – November 20, 2021	87,218	50.84	63,915	13,478,744
November 21, 2021 – December 25, 2021	7,579	58.59	—	13,478,744
Total	128,196		96,314
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

	2016	2017	2018	2019	2020	2021
Mueller Industries, Inc.	100.00	111.37	74.66	102.64	114.50	194.04
Dow Jones U.S. Total Return Index	100.00	121.50	115.45	151.41	182.30	230.61
Dow Jones U.S. Building Materials & Fixtures Index	100.00	118.45	93.98	136.65	169.55	253.80

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of December 25, 2021.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 25, 2021 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company acquired H&C Flex and Mueller Middle East during 2021 and has excluded these businesses from management’s assessment of internal controls. The total value of assets for these businesses represents four percent of the Company’s consolidated total assets at December 25, 2021. Net sales and operating income from the dates of acquisition represent one percent of the Company’s consolidated net sales, and less than one percent of operating income of the Company for 2021. Accordingly, these acquired businesses are not included in the scope of this report.

As required by Rule 13a-15(c) under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 25, 2021 based on the control criteria established in a report entitled Internal Control—Integrated Framework, (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such evaluation, management has concluded that our internal control over financial reporting was effective as of December 25, 2021.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 25, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mueller Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Mueller Industries, Inc.’s internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mueller Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 25, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of H&C Flex and Mueller Middle East, which are included in the 2021 consolidated financial statements of the Company and constituted 4% of total assets as of December 25, 2021 and 1% and less than 1% of net sales and operating income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of H&C Flex and Mueller Middle East.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 25, 2021 and December 26, 2020, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 25, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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
February 23, 2022

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is contained under the captions “Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees,” “Corporate Governance,” “Report of the Audit Committee of the Board of Directors,” and “Section 16(a) Beneficial Ownership Compliance Reporting” in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC on or about March 31, 2022, which is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to its chief executive officer, chief financial officer, and other financial executives.  We have also made the Code of Business Conduct and Ethics available on the Company’s website at www.muellerindustries.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption “Compensation Discussion and Analysis,” “Summary Compensation Table for 2021,” “2021 Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal 2021 Year-End,” “2021 Option Exercises and Stock Vested,” “Potential Payments Upon Termination of Employment or Change in Control as of the End of 2021,” “2021 Director Compensation,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “Corporate Governance” in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC on or about March 31, 2022, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table discloses information regarding the securities to be issued and the securities remaining available for issuance under the Registrant’s stock-based incentive plans as of December 25, 2021 (shares in thousands):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	615	$28.42	1,474

Equity compensation plans not approved by security holders	—	—	—

Total	615	$28.42	1,474

Other information required by Item 12 is contained under the captions “Principal Stockholders” and “Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees” in the Company’s Proxy Statement for

its 2022 Annual Meeting of Stockholders to be filed with the SEC on or about March 31, 2022, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption “Corporate Governance” in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC on or about March 31, 2022, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is contained under the caption “Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC on or about March 31, 2022, which is incorporated herein by reference.

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
10.8Summary description of the Registrant’s 2022 incentive plan for certain key employees.
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
10.12Employment Agreement, dated as of March 15, 2018, by and between Mueller Industries, Inc. and Gregory L. Christopher (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 19, 2018).
10.13Change in Control Agreement, effective February 22, 2022 by and between the Registrant and Jeffrey A. Martin.
10.14Change in Control Agreement, effective February 22, 2022 by and between the Registrant and Christopher J. Miritello.
Financing Agreements
10.15Credit Agreement, dated as of December 6, 2016 among the Registrant (as borrower), Bank of America (as agent), and certain lenders named therein (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated December 12, 2016).
10.16Amendment No. 1 to Credit Agreement among the Registrant (as borrower), Bank of America, N.A. (as agent), and certain lenders named therein dated April 22, 2019 (Incorporated herein by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K, dated February 26, 2020, for the fiscal year ended December 28, 2019).
10.17Credit Agreement, dated as of March 31, 2021, among the Company (as borrower), Bank of America, N.A. (as administrative agent), and certain lenders named therein (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated April 5, 2021).
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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2022.

MUELLER INDUSTRIES, INC.

/s/ Gregory L. Christopher
Gregory L. Christopher, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gregory L. Christopher Gregory L. Christopher	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	February 23, 2022

/s/ Terry Hermanson	Lead Independent Director	February 23, 2022
Terry Hermanson

/s/ Elizabeth Donovan	Director	February 23, 2022
Elizabeth Donovan

/s/ William C. Drummond	Director	February 23, 2022
William C. Drummond

/s/ Gary S. Gladstein	Director	February 23, 2022
Gary S. Gladstein

/s/ Gennaro J. Fulvio	Director	February 23, 2022
Gennaro J. Fulvio

/s/ Scott J. Goldman	Director	February 23, 2022
Scott J. Goldman

/s/ John B. Hansen	Director	February 23, 2022
John B. Hansen

/s/ Charles P. Herzog, Jr.	Director	February 23, 2022
Charles P. Herzog, Jr.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title	Date

/s/ Jeffrey A. Martin	February 23, 2022
Jeffrey A. Martin
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede	February 23, 2022
Anthony J. Steinriede
Vice President – Corporate Controller

MUELLER INDUSTRIES, INC.

FINANCIAL STATEMENT SCHEDULE

Schedule for the years ended December 25, 2021, December 26, 2020, and December 28, 2019

Valuation and Qualifying Accounts (Schedule II)	F-65

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

OVERVIEW

We are a leading manufacturer of copper, brass, aluminum, and plastic products.  The range of products we manufacture is broad: copper tube and fittings; line sets; brass rod, bar, and shapes; aluminum and brass forgings; aluminum impact extrusions; PEX plastic tube and fittings; refrigeration valves and fittings; compressed gas valves; pressure vessels; steel nipples; and insulated flexible duct systems.  We also resell brass and plastic plumbing valves, plastic fittings, malleable iron fittings, faucets and plumbing specialty products.  Mueller’s operations are located throughout the United States and in Canada, Mexico, Great Britain, South Korea, the Middle East, and China.

Each of the reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

•Piping Systems:  The Piping Systems segment is composed of Domestic Piping Systems Group, Great Lakes Copper, Heatlink Group, European Operations, Trading Group, Jungwoo-Mueller (our South Korean joint venture), and Mueller Middle East (our Bahraini joint venture).  The Domestic Piping Systems Group manufactures and distributes copper tube, fittings, and line sets.  These products are manufactured in the U.S., sold in the U.S., and exported to markets worldwide. Great Lakes Copper manufactures copper tube and line sets in Canada and sells the products primarily in the U.S. and Canada.  Heatlink Group manufactures a complete line of products for PEX plumbing and radiant systems in Canada and sells these products in Canada and the U.S. European Operations manufacture copper tube in the United Kingdom, which is sold throughout Europe.  The Trading Group manufactures pipe nipples and sources products for import distribution in North America.  Jungwoo-Mueller manufactures copper-based joining products that are sold worldwide.  Mueller Middle East manufactures copper tube and serves markets in the Middle East and Northern Africa. The Piping Systems segment sells products to wholesalers in the plumbing and refrigeration markets, distributors to the manufactured housing and recreational vehicle industries, building material retailers, and air-conditioning original equipment manufacturers (OEMs).

•Industrial Metals:  The Industrial Metals segment is composed of Brass Rod, Impacts & Micro Gauge, and Brass Value-Added Products.  The segment manufactures and sells brass rod, bar, and shapes; aluminum and brass forgings; aluminum impact extrusions; and gas valves and assemblies.   The segment manufactures and sells its products primarily to domestic OEMs in the industrial, transportation, construction, heating, ventilation, and air-conditioning, plumbing, refrigeration, and energy markets.

•Climate: The Climate segment is composed of Refrigeration Products, Westermeyer, Turbotec, Flex Duct, and Linesets, Inc.  The segment manufactures and sells refrigeration valves and fittings, high pressure components, coaxial heat exchangers, insulated HVAC flexible duct systems, and line sets.  The segment sells its products primarily to the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

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

According to the U.S. Census Bureau, actual housing starts in the U.S. were 1.60 million in 2021, which compares to 1.38 million in 2020 and 1.29 million in 2019.  Mortgage rates remain at historically low levels, as the average 30-year fixed mortgage rate was approximately 2.96 percent in 2021 and 3.11 percent in 2020.  The private nonresidential construction sector, includes offices, industrial, health care, and retail projects.  According to the U.S. Census Bureau, the value of private nonresidential construction put in place was $467.9 billion in 2021, $479.0 billion in 2020, and $500.1 billion in 2019.

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

RESULTS OF OPERATIONS

Consolidated Results

The following table compares summary operating results for 2021, 2020, and 2019:

				Percent Change
(In thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019

Net sales	$3,769,345	$2,398,043	$2,430,616	57.2%	(1.3)%
Operating income	655,845	245,838	191,403	166.8	28.4
Net income	468,520	139,493	100,972	235.9	38.2

The following are components of changes in net sales compared to the prior year:

	2021 vs. 2020	2020 vs. 2019

Net selling price in core product lines	37.0%	1.6%
Unit sales volume in core product lines	6.4	(5.4)
Acquisitions	8.6	2.8
Dispositions	(0.7)	—
Other	5.9	(0.3)

	57.2%	(1.3)%

The increase in net sales in 2021 was primarily due to (i) higher net selling prices of $886.5 million in our core product lines, primarily copper tube and brass rod, (ii) higher unit sales volume of $154.4 million in our core product lines, (iii) incremental sales of $152.7 million recorded by Kessler, acquired in August 2020, (iv) an increase in sales of $140.6 million in our non-core product lines, (v) sales of $48.9 million recorded by H&C Flex, acquired in January 2021, and (vi) sales of $4.6 million recorded by Mueller Middle East, acquired in December 2021. These increases were slightly offset by a decrease in sales of $16.5 million as a result of the dispositions of Die-Mold, FTP, and STI during 2021.

The decrease in net sales in 2020 was primarily due to (i) lower unit sales volume of $130.9 million in our core product lines, primarily brass rod and copper tube. Lower unit sales volume was due in part to the impacts of the COVID-19 pandemic on demand for our products, particularly in the second quarter of 2020. This decrease was partially offset by (i) sales of $54.9 million recorded by Kessler, acquired in August 2020, (ii) higher net selling prices of $38.1 million in our core product lines, primarily copper tube, and (iii) sales of $12.2 million recorded by STI, acquired in January 2020.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the most recent three-year period:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2021, 2020, and 2019:

(In thousands)	2021	2020	2019

Cost of goods sold	$2,938,989	$1,966,161	$2,035,610
Depreciation and amortization	45,390	44,843	42,693
Selling, general, and administrative expense	184,052	159,483	162,358
Litigation settlement, net	—	(22,053)	—
Gain on sale of businesses	(57,760)	—	—
Gain on sale of assets, net	—	—	(963)
Impairment charges	2,829	3,771	—
Insurance recovery	—	—	(485)

Operating expenses	$3,113,500	$2,152,205	$2,239,213

	2021	2020	2019

Cost of goods sold	78.0%	82.0%	83.7%
Depreciation and amortization	1.2	1.9	1.8
Selling, general, and administrative expense	4.9	6.6	6.6
Litigation settlement, net	—	(0.9)	—
Gain on sale of businesses	(1.5)	—	—
Gain on sale of assets, net	—	—	—
Impairment charges	—	0.1	—
Insurance recovery	—	—	—

Operating expenses	82.6%	89.7%	92.1%

The increase in cost of goods sold in 2021 was primarily due to the increase in the average cost of copper, our principal raw material, an increase in sales volume across all product lines, and an increase in sales volume resulting from the acquisitions of Kessler, H&C Flex, and Mueller Middle East. Gross margin as a percentage of sales was 22.0 percent compared with 18.0 percent in the prior year. The combination of strong demand for our products, inflationary pressures, and industry wide supply constraints contributed to an environment of higher selling prices. These factors, along with higher fixed cost leverage and favorable sales mix, benefited margins. The decrease in cost of goods sold in 2020 was primarily due to the decrease in sales volume in our core product lines. This was partially offset by the increase in sales volume resulting from the acquisitions of Kessler and STI and an increase in the average cost of copper.

Depreciation and amortization increased in 2021 and 2020 as a result of long-lived assets of businesses acquired.

Selling, general, and administrative expenses increased in 2021 primarily due to (i) an increase in employment costs, including incentive compensation, of $11.4 million, (ii) an increase in agent commissions of $8.7 million, (iii) incremental expenses of $6.1 million associated with Kessler and H&C Flex, (iv) an increase of $1.4 million in professional fees, and (v) expenses of $1.3 million associated with the write-off of vendor deposits. These increases were partially offset by (i) fees of $2.6 million received as a settlement of preexisting relationships and (ii) the absence of expenses associated with FTP, STI, and Die-Mold of $1.8 million. The decrease in selling, general, and administrative expenses in 2020 was primarily due to (i) expense for contingent consideration arrangements associated with businesses acquired of $5.7 million recognized in the prior year, (ii) a decrease in travel and entertainment expense of $3.9 million, (iii) a decrease in employment costs of $3.0 million, and (iv) a decrease in lease expense of $1.5 million. These decreases were partially offset by (i) expenses of $7.4 million associated with Kessler and STI, (ii) income of $2.1 million recognized in the prior year as a result of the reduction of contingent consideration arrangements associated with businesses acquired, (iii) an increase in bad debt expense of $1.1 million, and (iv) plant consolidation costs of $0.9 million.

During 2021, we recognized gains of $46.6 million on the sale of the FTP and STI businesses, $4.7 million on the disposition of the Die-Mold business, and $6.5 million on the sale of the Copper Bar business, as well as asset impairment charges of $2.8 million related to goodwill and fixed assets. The gain on the sale of FTP and STI and the deconsolidation of Die-Mold were reported within Corporate and Eliminations and the gain on the sale of Copper Bar was recorded in the Industrial Metals segment. Prior to the dispositions, the results of FTP and STI were included within the Climate segment, the results of Die-Mold were included within the Piping Systems segment, and the results of Copper Bar were included within the Industrial Metals segment.

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

Interest expense decreased in 2021 primarily as a result of the redemption of our Subordinated Debentures during the second quarter of 2021. The decrease in 2020 was primarily a result of lower principal outstanding and reduced interest rates associated with our unsecured $350.0 million revolving credit facility.

During 2021, we recognized expense of $5.7 million for a redemption premium related to our Subordinated Debentures redeemed.

Environmental expense for our non-operating properties was higher in 2021 and 2020 than in 2019 primarily as a result of ongoing remediation activities.

During 2020, we recognized a $17.8 million expense to terminate our U.S. defined benefit pension plan, which consisted of an $11.6 million non-cash charge and $6.2 million in federal excise tax on surplus assets returned to the Company.

Other income, net, was lower in 2021 primarily as a result of lower net periodic benefit income from our benefit plans, and higher in 2020 primarily as a result of a curtailment gain related to our benefit plans.

Income tax expense was $165.9 million in 2021, representing an effective tax rate of 25.9 percent.  This rate was higher than what would be computed using the U.S. statutory federal rate primarily due to (i) the provision for state and local income taxes, net of the federal benefit, of $21.1 million and (ii) the effect of foreign statutory rates different from the U.S. federal rate and other foreign adjustments of $11.2 million. These increases were partially offset by (i) the impact of investments in unconsolidated affiliates of $0.7 million and (ii) other adjustments of $0.4 million.

Income tax expense was $55.3 million in 2020, representing an effective tax rate of 26.4 percent.  This rate was higher than what would be computed using the U.S. statutory federal rate primarily due to (i) the provision for state and local income taxes, net of the federal benefit, of $5.9 million, (ii) the effect of foreign statutory rates different from the U.S. federal rate of $2.8 million, and (iii) other adjustments of $3.0 million. These increases were partially offset by the impact of investments in unconsolidated affiliates of $0.4 million.

Income tax expense was $35.3 million in 2019, representing an effective tax rate of 21.2 percent.  This rate was higher than what would be computed using the U.S. statutory federal rate primarily due to (i) the provision for state and local income taxes, net of the federal benefit, of $3.2 million, and (ii) the impact of investments in unconsolidated affiliates of $0.5 million. These increases were partially offset by other adjustments of $3.4 million.

During 2021, we recognized losses of $0.2 million on our investments in unconsolidated affiliates, net of foreign tax, compared to losses of $10.2 million in 2020. The loss on these investments for 2021 included net losses of $1.7 million for Tecumseh, partially offset by net gains of $0.8 million for the retail distribution business and a gain on fair value recognition related to our investment in Mueller Middle East of $0.7 million.

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

During 2019, we recognized losses of $24.6 million on our investments in unconsolidated affiliates, net of foreign tax. The loss of these investments included net losses of $22.0 million for Tecumseh and net losses of $2.6 million for Mueller Middle East. Included in the losses for Tecumseh were $6.4 million of severance and restructuring expenses and a product liability settlement of $3.4 million. These expenses were offset by a gain on the sale of land of $1.8 million.

Piping Systems Segment

The following table compares summary operating results for 2021, 2020, and 2019 for the businesses comprising our Piping Systems segment:

				Percent Change
(In thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019

Net sales	$2,600,030	$1,583,002	$1,542,456	64.2%	2.6%
Operating income	486,287	165,719	131,879	193.4	25.7

The following are components of changes in net sales compared to the prior year:

	2021 vs. 2020	2020 vs. 2019

Net selling price in core product lines	45.7%	2.5%
Unit sales volume in core product lines	6.8	(3.2)
Acquisitions	10.0	3.6
Dispositions	(0.2)	—
Other	1.9	(0.3)

	64.2%	2.6%

The increase in net sales in 2021 was primarily attributable to (i) higher net selling prices of $719.0 million in the segment’s core product lines, primarily copper tube, (ii) incremental sales of $152.7 million recorded by Kessler, (iii) higher unit sales volume of $107.6 million in the segment’s core product lines, (iv) an increase in sales of $44.6 million in the segment’s non-core product lines, and (v) sales of $4.6 million recorded by Mueller Middle East. These increases were slightly offset by a decrease in sales of $2.6 million as a result of the disposition of Die-Mold.

The increase in net sales in 2020 was primarily attributable to (i) sales of $54.9 million recorded by Kessler and (ii) higher net selling prices of $38.1 million in the segment’s core product lines, primarily copper tube. These increases were partially offset by lower unit sales volume of $48.7 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2021, 2020, and 2019:

(In thousands)	2021	2020	2019

Cost of goods sold	$1,996,610	$1,311,697	$1,313,980
Depreciation and amortization	23,384	23,071	22,621
Selling, general, and administrative expense	93,749	78,744	75,170
Gain on sale of assets, net	—	—	(1,194)
Impairment charges	—	3,771	—

Operating expenses	$2,113,743	$1,417,283	$1,410,577

	2021	2020	2019

Cost of goods sold	76.8%	82.9%	85.2%
Depreciation and amortization	0.9	1.5	1.5
Selling, general, and administrative expense	3.6	4.9	4.9
Gain on sale of assets, net	—	—	(0.1)
Impairment charges	—	0.2	—

Operating expenses	81.3%	89.5%	91.5%

Gross margin as a percentage of sales was 23.2 percent compared with 17.1 percent in the prior year. The combination of strong demand for our products, inflationary pressures, and industry wide supply constraints contributed to an environment of higher selling prices. These factors, along with higher fixed cost leverage and favorable sales mix, benefited margins. The increase in cost of good sold in 2021 was primarily due to the increase in the cost of copper, an increase in sales volume in the segment’s core product lines, and an increase in sales volume resulting from the acquisitions of Kessler and Mueller Middle East. The decrease in cost of goods sold in 2020 was primarily due to lower manufacturing costs and lower employee healthcare costs.

Depreciation and amortization increased slightly in 2021 and 2020 as a result of long-lived assets of businesses acquired.

Selling, general, and administrative expenses increased for 2021, primarily due to (i) higher employment costs, including incentive compensation, of $6.1 million, (ii) incremental expenses of $4.3 million associated with Kessler, (iii) an increase in agent commissions of $2.0 million, (iv) expenses of $1.3 million associated with the write-off of vendor deposits, and (v) the absence of $1.3 million of government subsidies provided to certain businesses related to the COVID-19 pandemic recorded in 2020. The increase in 2020 was primarily due to (i) expenses of $5.5 million associated with Kessler, (ii) income of $2.1 million recognized in the prior year as a result of the reduction of contingent consideration arrangements associated with businesses acquired, and (iii) higher foreign currency transaction losses of $0.7 million. These increases were partially offset by (i) a reduction in employment costs of $2.2 million, (ii) a decrease in travel and entertainment expense of $2.0 million, (iii) a decrease in marketing expenses of $0.9 million, and (iv) a decrease in supplies and utilities of $0.6 million.

During 2020, we recognized asset impairment charges of $3.8 million related to production equipment that was idled.

During 2019, we recognized a gain of $1.2 million on the sale of real property.

Industrial Metals Segment

The following table compares summary operating results for 2021, 2020, and 2019 for the businesses comprising our Industrial Metals segment:

				Percent Change
(In thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019

Net sales	$703,363	$472,159	$554,372	49.0%	(14.8)%
Operating income	85,475	54,065	61,724	58.1	(12.4)

The following are components of changes in net sales compared to the prior year:

	2021 vs. 2020	2020 vs. 2019

Net selling price in core product lines	36.7%	—%
Unit sales volume in core product lines	10.3	(15.2)
Other	2.0	0.4

	49.0%	(14.8)%

The increase in net sales in 2021 was primarily due to (i) higher net selling prices of $167.5 million in the segment’s core product lines, primarily brass rod, (ii) higher unit sales volume of $46.8 million in the segment’s core product lines, and (iii) higher sales of $8.4 million in the segment’s non-core product lines.

The decrease in net sales during 2020 was primarily due to lower unit sales volume of $82.3 million in the segment’s core product lines. Lower unit sales volume was due in part to the impacts of the COVID-19 pandemic on demand for our products, particularly in the second quarter of 2020.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2021, 2020, and 2019:

(In thousands)	2021	2020	2019

Cost of goods sold	$605,715	$398,000	$473,010
Depreciation and amortization	6,929	7,528	7,489
Selling, general, and administrative expense	11,698	12,566	12,359
Gain on sale of businesses	(6,454)	—	—
Loss on sale of assets	—	—	275
Insurance recovery	—	—	(485)

Operating expenses	$617,888	$418,094	$492,648

	2021	2020	2019

Cost of goods sold	86.1%	84.3%	85.3%
Depreciation and amortization	1.0	1.6	1.4
Selling, general, and administrative expense	1.6	2.6	2.3
Gain on sale of businesses	(0.9)	—	—
Loss (gain) on sale of assets, net	—	—	—
Insurance recovery	—	—	(0.1)

Operating expenses	87.8%	88.5%	88.9%

Gross margin as a percentage of sales was 13.9 percent compared with 15.7 percent in the prior year, reflecting the impact of rising raw material costs. The increase in cost of goods sold in 2021 was primarily due to the increase in selling prices and sales volume in the segment’s core product lines. The decrease in cost of goods sold in 2020 was primarily related to the decrease in sales volume in the segment’s core product lines.

Depreciation and amortization decreased slightly in 2021 as a result of several long-lived assets becoming fully depreciated. Depreciation and amortization in 2020 was consistent with 2019.

Selling, general, and administrative expense in 2021 was consistent with 2020 and 2019.

During 2021, we recognized a gain of $6.5 million on the sale of the Copper Bar business.

Climate Segment

The following table compares summary operating results for 2021, 2020, and 2019 for the businesses comprising our Climate segment:

				Percent Change
(In thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019

Net sales	$495,414	$370,131	$356,216	33.8%	3.9%
Operating income	85,536	56,802	42,727	50.6	32.9

Net sales for 2021 increased primarily as a result of an increase in volume and price in certain product lines, as well as sales of $48.9 million recorded by H&C Flex. These increases were partially offset by a decrease in sales of $13.8 million as a result of the dispositions of FTP and STI in 2021.  Net sales for 2020 increased primarily as a result of sales of $12.2 million recorded by STI.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2021, 2020, and 2019:

(In thousands)	2021	2020	2019

Cost of goods sold	$367,343	$276,274	$273,850
Depreciation and amortization	10,379	10,249	9,298
Selling, general, and administrative expense	29,327	26,806	30,385
Gain on sale of assets, net	—	—	(44)
Impairment charges	$2,829	$—	$—

Operating expenses	$409,878	$313,329	$313,489

	2021	2020	2019

Cost of goods sold	74.1%	74.6%	76.9%
Depreciation and amortization	2.1	2.8	2.6
Selling, general, and administrative expense	6.0	7.3	8.5
Gain on sale of assets, net	—	—	—
Impairment charges	0.6	—	—

Operating expenses	82.8%	84.7%	88.0%

Cost of goods sold increased in 2021, consistent with the increase in net sales. Gross margin as a percentage of sales was 25.9 percent compared with 25.4 percent in the prior year. There was a slight increase in cost of goods sold in 2020. Depreciation and amortization in 2021 was consistent with 2020, and increased in 2020 primarily as a result of depreciation and amortization of the long-lived assets acquired at ATCO and STI. Selling, general, and administrative expenses increased in 2021 as a result of (i) higher employment costs of $2.7 million and (ii) expenses associated with H&C Flex of $1.8 million. These were partially offset by the absence of expenses associated with FTP and STI of $1.4 million. Selling, general, and administrative expenses decreased in 2020 as a result of expense of $5.7 million for a contingent consideration arrangement associated with an acquired business recognized in the prior year. This was partially offset by expenses associated with STI of $1.9 million.

During 2021 the segment recognized impairment charges on goodwill and long-lived assets of $2.8 million.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information for 2021, 2020, and 2019:

(In thousands)	2021	2020	2019

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$(37,000)	$29,334	$20,904
Property, plant, and equipment, net	8,990	13,444	(7,505)
Total debt	(326,001)	(58,378)	(110,444)
Working capital, net of cash and current debt	141,525	38,855	(35,231)

Net cash provided by operating activities	311,701	245,073	200,544
Net cash provided by (used in) investing activities	29,073	(125,622)	(40,457)
Net cash used in financing activities	(376,722)	(92,264)	(139,694)

Cash Provided by Operating Activities

During 2021, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $475.1 million, (ii) an increase in current liabilities of $73.8 million, (iii) depreciation and amortization of $45.7 million, and (iv) stock-based compensation expense of $9.8 million. These cash increases were partially offset by (i) an increase in accounts receivable of $124.7 million, (ii) an increase in inventories of $119.5 million, and (iii) gains of $57.8 million recorded on the sale of the FTP, STI, Die-Mold, and Copper Bar businesses. The fluctuations of accounts receivable, inventories, and current liabilities were primarily due to increased sales volume in certain businesses and higher material costs during 2021.

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

During 2019, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $106.2 million, (ii) depreciation and amortization of $43.0 million, (iii) a decrease in inventories of $39.6 million, (iv) losses from unconsolidated affiliates of $24.6 million, (v) stock-based compensation expense of $8.7 million, and (vi) a decrease in accounts receivable of $6.6 million. These cash increases were offset by (i) an increase in other assets of $15.6 million, (ii) a decrease in other liabilities of $7.9 million, and (iii) a decrease in current liabilities of $7.1 million. The fluctuations in accounts receivable and inventories were primarily due to decreased selling prices and sales volume in certain businesses and additional working capital needs in 2019.

Cash Used in Investing Activities

The major components of net cash provided by investing activities in 2021 included (i) proceeds of $81.9 million from the sale of the FTP, STI, and Copper Bar businesses, net of cash sold, and (ii) payments received on notes receivable of $8.5 million. These sources were partially offset by (i) capital expenditures of $31.8 million and (ii) $30.2 million for the purchases of H&C Flex and Mueller Middle East, net of cash acquired.

The major components of net cash used in investing activities in 2020 included (i) $72.6 million for the purchases of Kessler and Shoals, net of cash acquired, (ii) capital expenditures of $43.9 million, and (iii) the issuance of notes receivable of $9.3 million.

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

Cash Used in Financing Activities

For 2021, net cash used in financing activities consisted primarily of (i) $630.0 million used to reduce the debt outstanding under our Credit Agreement, (ii) $290.2 million used for the redemption of the Subordinated Debentures, (iii) $29.1 million used for the payment of regular quarterly dividends to stockholders of the Company, (iv) $9.7 million used for the payment of dividends to noncontrolling interests, (v) $5.1 million used for repayment of debt by Jungwoo-Mueller, and (vi) $4.9 million used for the repurchase of common stock. These uses of cash were partially offset by the issuance of debt under our Credit Agreement of $595.0 million.

For 2020, net cash used in financing activities consisted primarily of (i) $245.0 million used to reduce the debt outstanding under our Credit Agreement, (ii) $22.3 million used for the payment of regular quarterly dividends to stockholders of the Company, (iii) $7.0 million used for the payment of contingent consideration related to ATCO, and (iv) $5.6 million used to repurchase common stock. These uses of cash were partially offset by the issuance of debt under our Credit Agreement of $190.0 million.

For 2019, net cash used in financing activities consisted primarily of (i) $205.0 million used to reduce the debt outstanding under our Credit Agreement, (ii) $22.3 million used for the payment of regular quarterly dividends to stockholders of the Company, (iii) $4.3 million used for repayment of debt by Jungwoo-Mueller, (iv) $3.2 million used for the payment of contingent consideration related to ATCO, and (v) $1.8 million used to repurchase common stock. These uses of cash were partially offset by the issuance of debt under our Credit Agreement of $100.0 million.

Liquidity and Outlook

We believe that cash provided by operations, funds available under the Credit Agreement, and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.  Our current ratio was 2.7 to 1 as of December 25, 2021.

As of December 25, 2021, $53.7 million of our cash and cash equivalents were held by foreign subsidiaries.  The undistributed earnings of most of the foreign subsidiaries are considered to be permanently reinvested.  These earnings could be remitted to the U.S. with a minimal tax cost.  Accordingly, no additional income tax liability has been accrued with respect to these earnings or on any additional outside basis differences that may exist with respect to these entities.

We believe that cash held domestically, funds available through the Credit Agreement, and cash generated from U.S. based operations will be adequate to meet the future needs of our U.S. based operations.

Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories, accounts receivable, and accounts payable.  The price of copper has fluctuated significantly and averaged approximately $4.24 in 2021, $2.80 in 2020, and $2.72 in 2019.

We have significant environmental remediation obligations which we expect to pay over future years.  Approximately $1.5 million was spent during 2021 for environmental matters.  As of December 25, 2021, we expect to spend $9.6 million in 2022, $3.1 million in 2023, $0.8 million in 2024, $0.9 million in 2025, $0.7 million in 2026, and $12.3 million thereafter for ongoing projects.

Cash used to fund pension and other postretirement benefit obligations was $0.6 million in 2021 and $0.7 million in 2020.  We anticipate making contributions of approximately $1.0 million to these plans in 2022.

The Company declared and paid a quarterly cash dividend of 10.0 cents per common share during each quarter of 2019 and 2020, and a quarterly cash dividend of 13.0 cents per common share during each quarter of 2021.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, and other factors.

Capital Expenditures

During 2021 our capital expenditures were $31.8 million.  We anticipate investing approximately $30.0 million to $40.0 million for capital expenditures in 2022.

Long-Term Debt

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures on March 31, 2026.  Funds borrowed under the Credit Agreement may be used for working capital purposes and other general corporate purposes.  In addition, the Credit Agreement provides a sublimit of $50.0 million for the issuance of letters of credit, a sublimit of $35.0 million for loans and letters of credit made in certain foreign currencies, and a swing  line loan sublimit of $25.0 million.  Outstanding letters of credit and foreign currency loans reduce borrowing availability under the Credit Agreement.  There were no borrowings outstanding under the Credit Agreement at December 25, 2021.

Jungwoo-Mueller has several secured revolving credit arrangements with a total borrowing capacity of KRW 20.0 billion (or approximately $16.8 million).  Borrowings are secured by the real property and equipment of Jungwoo-Mueller.  There were no borrowings outstanding at Jungwoo-Mueller as of December 25, 2021.

As of December 25, 2021, the Company’s total debt was $1.9 million or 0.1 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of December 25, 2021, we were in compliance with all of our debt covenants.

Share Repurchase Program
The Company’s Board of Directors has extended, until July 2022, its authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions. We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 25, 2021, the Company had repurchased approximately 6.5 million shares under this authorization.

CONTRACTUAL CASH OBLIGATIONS

The following table presents payments due by the Company under contractual obligations with minimum firm commitments as of December 25, 2021:

		Payments Due by Year
(In millions)	Total	2022	2023-2024	2025-2026	Thereafter

Total debt	$2.9	$0.8	$0.4	$0.2	$1.5
Operating and capital leases	26.9	7.6	9.2	5.1	5.0
Heavy machinery and equipment	1.0	1.0	—	—	—
Purchase commitments (1)	1,053.9	1,053.7	0.1	0.1	—
Transition tax on accumulated foreign earnings	1.9	—	—	1.9	—

Total contractual cash obligations	$1,086.6	$1,063.1	$9.7	$7.3	$6.5

(1)This includes contractual supply commitments totaling $934.2 million at year-end prices; these contracts contain variable pricing based on Comex and the London Metals Exchange quoted prices. These commitments are for purchases of raw materials, primarily copper cathode and brass scrap, that are expected to be consumed in the ordinary course of business.

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

The Company occasionally enters into forward fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At December 25, 2021, we held open futures contracts to purchase approximately $40.6 million of copper over the next 15 months related to fixed-price sales orders and to sell approximately $15.0 million of copper over the next seven months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  There were no open futures contracts to purchase natural gas at December 25, 2021.

Interest Rates

The Company had no variable-rate debt outstanding at December 25, 2021 and $41.1 million outstanding at December 26, 2020.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pre-tax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on LIBOR.

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At December 25, 2021, we had open forward contracts with a financial institution to sell approximately 6.0 million euros, 22.8 million Swedish kronor, and 11.0 million Norwegian kroner through April 2022.

The Company’s primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars.  The primary currencies to which we are exposed include the Canadian dollar, the British pound sterling, the Mexican peso, and the South Korean won.  The Company generally views its investments in foreign subsidiaries with a functional currency other than the U.S. dollar as long-term.  As a result, we generally do not hedge these net investments.  The net investment in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates was $362.1 million at December 25, 2021 and $406.5 million at December 26, 2020.  The potential loss in value of the Company’s net investment in foreign subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at December 25, 2021 and December 26, 2020 amounted to $36.2 million and $40.7 million, respectively.  This change would be reflected in the foreign currency translation component of AOCI in the equity section of our Consolidated Balance Sheets until the foreign subsidiaries are sold or otherwise disposed.

We have significant investments in foreign operations whose functional currency is the British pound sterling, the Mexican peso, the Canadian dollar, and the South Korean won.  In 2021, the value of the British pound decreased approximately one percent, the Mexican peso decreased approximately three percent, the Canadian dollar remained consistent, and the South Korean won decreased approximately seven percent, relative to the U.S. dollar.  The resulting net foreign currency translation losses were included in calculating net other comprehensive loss for the year ended December 25, 2021 and were recorded as a component of AOCI.

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

As of December 25, 2021 and December 26, 2020, our inventory valuation reserves were $10.1 million and $7.1 million, respectively.  The expense recognized in each of these periods was immaterial to our Consolidated Financial Statements.

Impairment of Goodwill

As of December 25, 2021, we had $171.3 million of recorded goodwill from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets we have acquired.
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
We identify reporting units by evaluating components of our operating segments and combining those components with similar economic characteristics.  Reporting units with significant recorded goodwill include Domestic Piping Systems, B&K LLC, Great Lakes, Heatlink Group, European Operations, Jungwoo-Mueller, Mueller Middle East, Westermeyer, Turbotec, and Flex Duct.
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
We evaluated each reporting unit during the fourth quarters of 2021 and 2020, as applicable. With the exception of the Turbotec reporting unit, the estimated fair value of each of these reporting units exceeded its carrying values in 2021 and 2020, and we do not believe that any of these reporting units were at risk of impairment as of December 25, 2021. During the third quarter of 2021, the Company recognized an impairment charge of $2.1 million related to Turbotec, reported within the Climate segment.

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

The expected return on plan assets is determined using the market value of plan assets.  Differences between assumed and actual returns are amortized to the market value of assets on a straight-line basis over the average remaining service period of the plan participants using the corridor approach.  The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions.  These unrecognized gains and losses are amortized when the net gains and losses exceed 10 percent of the greater of the market value of the plan assets or the projected benefit obligation.  The amount in excess of the corridor is amortized over the average remaining service period of the plan participants.  For 2021, the average remaining service period for the pension plans was 11.5 years.

We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield available on high quality corporate bonds of a term that reflects the maturity and duration of expected benefit payments.

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

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 25, 2021, December 26, 2020, and December 28, 2019

(In thousands, except per share data)	2021	2020	2019

Net sales	$3,769,345	$2,398,043	$2,430,616

Cost of goods sold	2,938,989	1,966,161	2,035,610
Depreciation and amortization	45,390	44,843	42,693
Selling, general, and administrative expense	184,052	159,483	162,358
Litigation settlement, net	—	(22,053)	—
Gain on sale of businesses	(57,760)	—	—
Gain on sale of assets, net	—	—	(963)
Impairment charges	2,829	3,771	—
Insurance recovery	—	—	(485)

Operating income	655,845	245,838	191,403

Interest expense	(7,709)	(19,247)	(25,683)
Redemption premium	(5,674)	—	—
Environmental expense	(5,053)	(4,454)	(1,321)
Pension plan termination expense	—	(17,835)	—
Other income, net	3,730	4,887	1,684

Income before income taxes	641,139	209,189	166,083

Income tax expense	(165,858)	(55,321)	(35,257)
Loss from unconsolidated affiliates, net of foreign tax	(157)	(10,219)	(24,594)

Consolidated net income	475,124	143,649	106,232

Net income attributable to noncontrolling interests	(6,604)	(4,156)	(5,260)

Net income attributable to Mueller Industries, Inc.	$468,520	$139,493	$100,972

Weighted average shares for basic earnings per share	56,011	55,821	55,798
Effect of dilutive stock-based awards	787	569	545

Adjusted weighted average shares for diluted earnings per share	56,798	56,390	56,343

Basic earnings per share	$8.36	$2.50	$1.81

Diluted earnings per share	$8.25	$2.47	$1.79

Dividends per share	$0.52	$0.40	$0.40
See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 25, 2021, December 26, 2020, and December 28, 2019

(In thousands)	2021	2020	2019

Consolidated net income	$475,124	$143,649	$106,232

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(6,730)	10,350	7,409
Net change with respect to derivative instruments and hedging activities, net of tax of $47, $(146), and $(195)	(181)	508	690
Net change in pension and postretirement obligation adjustments, net of tax of $(1,379), $(1,560), and $(671)	5,703	4,652	3,112
Attributable to unconsolidated affiliates, net of tax of $(284), $38, and $244	978	(132)	(839)

Total other comprehensive (loss) income, net	(230)	15,378	10,372

Consolidated comprehensive income	474,894	159,027	116,604
Comprehensive income attributable to noncontrolling interests	(4,838)	(5,647)	(4,610)

Comprehensive income attributable to Mueller Industries, Inc.	$470,056	$153,380	$111,994
See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 25, 2021 and December 26, 2020

(In thousands, except share data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$87,924	$119,075
Accounts receivable, less allowance for doubtful accounts of $2,590 in 2021 and $1,538 in 2020	471,859	357,532
Inventories	430,244	315,002
Other current assets	28,976	33,752

Total current assets	1,019,003	825,361

Property, plant, and equipment, net	385,562	376,572
Operating lease right-of-use assets	23,510	29,301
Goodwill, net	171,330	167,764
Intangible assets, net	61,714	77,207
Investment in unconsolidated affiliates	61,133	37,976
Other noncurrent assets	6,684	14,387

Total Assets	$1,728,936	$1,528,568

Liabilities
Current liabilities:
Current portion of debt	$811	$41,283
Accounts payable	180,793	147,741
Accrued wages and other employee costs	49,629	46,299
Current portion of operating lease liabilities	6,015	6,259
Other current liabilities	145,191	98,061

Total current liabilities	382,439	339,643

Long-term debt, less current portion	1,064	286,593
Pension liabilities	5,572	13,552
Postretirement benefits other than pensions	11,961	13,289
Environmental reserves	17,678	21,256
Deferred income taxes	14,347	16,842
Noncurrent operating lease liabilities	17,099	21,602
Other noncurrent liabilities	21,813	14,731

Total liabilities	471,973	727,508

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 57,295,961 in 2021 and 57,087,432 in 2020	802	802
Additional paid-in capital	286,208	280,051
Retained earnings	1,458,489	1,019,694
Accumulated other comprehensive loss	(53,347)	(54,883)
Treasury common stock, at cost	(470,034)	(468,919)

Total Mueller Industries, Inc. stockholders' equity	1,222,118	776,745
Noncontrolling interests	34,845	24,315

Total equity	1,256,963	801,060

Commitments and contingencies	—	—

Total Liabilities and Equity	$1,728,936	$1,528,568
See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 25, 2021, December 26, 2020, and December 28, 2019

(In thousands)	2021	2020	2019

Operating activities:
Consolidated net income	$475,124	$143,649	$106,232
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation	39,120	38,715	37,337
Amortization of intangibles	6,270	6,128	5,356
Amortization of debt issuance costs	265	319	318
Loss from unconsolidated affiliates	157	10,219	24,594
Insurance proceeds - noncapital related	—	—	485
Redemption premium	5,674	—	—
Change in the fair value of contingent consideration	—	—	3,625
Insurance recovery	—	—	(485)
Stock-based compensation expense	9,822	8,570	8,744
Provision for doubtful accounts receivable	1,216	1,208	(80)
Non-cash pension plan termination expense	—	11,642	—
(Gain) loss on disposals of assets	(769)	132	(963)
Gain on sale of businesses	(57,760)	—	—
Impairment charges	2,829	3,771	—
Deferred income tax expense (benefit)	7,413	(4,046)	(428)
Changes in assets and liabilities, net of effects of businesses acquired and sold:
Receivables	(124,708)	(76,404)	6,585
Inventories	(119,514)	5,207	39,561
Other assets	919	20,609	(15,639)
Current liabilities	73,755	74,097	(7,076)
Other liabilities	(5,467)	(1,142)	(7,944)
Other, net	(2,645)	2,399	322

Net cash provided by operating activities	311,701	245,073	200,544
See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
Years Ended December 25, 2021, December 26, 2020, and December 28, 2019

(In thousands)	2021	2020	2019

Investing activities:
Proceeds from sale of assets, net of cash transferred	2,302	181	3,240
Acquisition of businesses, net of cash acquired	(30,206)	(72,648)	3,465
Proceeds from sale of business, net of cash sold	81,884	—	—
Capital expenditures	(31,833)	(43,885)	(31,162)
Payment received for (issuance of) notes receivable	8,539	(9,270)	—
Investments in unconsolidated affiliates	(1,613)	—	(16,000)

Net cash provided by (used in) investing activities	29,073	(125,622)	(40,457)

Financing activities:
Dividends paid to stockholders of Mueller Industries, Inc.	(29,137)	(22,341)	(22,325)
Dividends paid to noncontrolling interests	(9,722)	—	(846)
Issuance of long-term debt	595,000	190,038	100,658
Repayments of long-term debt	(920,610)	(246,898)	(206,718)
Repayment of debt by consolidated joint ventures, net	(5,113)	(259)	(4,305)
Repurchase of common stock	(4,864)	(5,574)	(1,763)
Payment of contingent consideration	(1,250)	(7,000)	(3,170)
Net cash received (used) to settle stock-based awards	85	(230)	(1,225)
Debt issuance costs	(1,111)	—	—

Net cash used in financing activities	(376,722)	(92,264)	(139,694)

Effect of exchange rate changes on cash	(1,052)	2,147	511

(Decrease) increase in cash, cash equivalents, and restricted cash	(37,000)	29,334	20,904
Cash, cash equivalents, and restricted cash at the beginning of the year	127,376	98,042	77,138

Cash, cash equivalents, and restricted cash at the end of the year	$90,376	$127,376	$98,042

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 25, 2021, December 26, 2020, and December 28, 2019

	2021		2020		2019
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at beginning of year	80,183	$802	80,183	$802	80,183	$802

Balance at end of year	80,183	$802	80,183	$802	80,183	$802

Additional paid-in capital:
Balance at beginning of year		$280,051		$278,609		$276,849
Acquisition (issuance) of shares under incentive stock option plans		720		(745)		(644)
Stock-based compensation expense		9,822		8,570		8,744
Issuance of restricted stock		(4,385)		(6,383)		(6,340)

Balance at end of year		$286,208		$280,051		$278,609

Retained earnings:
Balance at beginning of year		$1,019,694		$903,070		$824,737
Net income attributable to Mueller Industries, Inc.		468,520		139,493		100,972
Dividends paid or payable to stockholders of Mueller Industries, Inc.		(29,725)		(22,869)		(22,639)

Balance at end of year		$1,458,489		$1,019,694		$903,070

Accumulated other comprehensive loss:
Balance at beginning of year		$(54,883)		$(68,770)		$(79,792)
Total other comprehensive income attributable to Mueller Industries, Inc.		1,536		13,887		11,022

Balance at end of year		$(53,347)		$(54,883)		$(68,770)

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(continued)
Years Ended December 25, 2021, December 26, 2020, and December 28, 2019

	2021		2020		2019
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Treasury stock:
Balance at beginning of year	23,096	$(468,919)	23,234	$(470,243)	23,480	$(474,240)
Issuance of shares under incentive stock option plans	(88)	(636)	(71)	515	(94)	1,908
Repurchase of common stock	97	(4,864)	248	(5,574)	162	(4,251)
Issuance of restricted stock	(218)	4,385	(315)	6,383	(314)	6,340

Balance at end of year	22,887	$(470,034)	23,096	$(468,919)	23,234	$(470,243)

Noncontrolling interests:
Balance at beginning of year		$24,315		$18,668		$14,904
Purchase of Mueller Middle East		15,414		—		—
Dividends paid to noncontrolling interests		(9,722)		—		(846)
Net income attributable to noncontrolling interests		6,604		4,156		5,260
Foreign currency translation		(1,766)		1,491		(650)

Balance at end of year		$34,845		$24,315		$18,668
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

The principal business of Mueller Industries, Inc. is the manufacture and sale of copper tube and fittings; line sets; PEX plastic tube and fittings; steel nipples; brass rod, bar, and shapes; aluminum and brass forgings; aluminum impact extrusions; compressed gas valves; refrigeration valves and fittings; pressure vessels; coaxial heat exchangers; and insulated flexible duct systems.  The Company also resells brass and plastic plumbing valves, plastic fittings, malleable iron fittings, faucets, and plumbing specialty products.  The Company markets its products to the HVAC, plumbing, refrigeration, hardware, and other industries.  Mueller’s operations are located throughout the United States and in Canada, Mexico, Great Britain, South Korea, the Middle East, and China.

Fiscal Years

The Company’s fiscal year consists of 52 weeks ending on the last Saturday of December.  These dates were December 25, 2021, December 26, 2020, and December 28, 2019.

Basis of Presentation

The Consolidated Financial Statements include the accounts of Mueller Industries, Inc. and its majority-owned subsidiaries.  The noncontrolling interests represent a private ownership interest of 40 percent of Jungwoo Metal Ind. Co., LTD (Jungwoo-Mueller). In addition, as of December 25, 2021 this includes a 45 percent ownership interest of Mueller Middle East BSC (Mueller Middle East).

Certain prior year balances have been reclassified to conform to current year presentation.

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

Acquisitions

Accounting for acquisitions requires the Company to recognize separately from goodwill the assets acquired and liabilities assumed at their acquisition date fair values.  Goodwill is measured as the excess of the purchase price over the net amount allocated to the identifiable assets acquired and liabilities assumed.  While management uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement.  As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.  The operating results generated by the acquired businesses are included in the Consolidated Statements of Income from their respective dates of acquisition.  Acquisition related costs are expensed as incurred.  See “Note 2 – Acquisitions & Dispositions” for additional information.

Cash Equivalents and Restricted Cash

Temporary investments with original maturities of three months or less are considered to be cash equivalents.  These investments are stated at cost.  At December 25, 2021 and December 26, 2020, temporary investments consisted of money market mutual funds, commercial paper, bank repurchase agreements, and U.S. and foreign government securities totaling approximately $1.4 million and $13.3 million, respectively.

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program. See “Note 4 – Cash, Cash Equivalents, and Restricted Cash” for additional information.

Allowance for Doubtful Accounts

The Company routinely grants credit to many of its customers without collateral. The risk of credit loss in trade receivables is substantially mitigated by the credit evaluation process. The Company provides an allowance for receivables that may not be fully collected.  In circumstances where the Company is aware of a customer’s inability to meet their financial obligations (e.g., bankruptcy filings or substantial credit rating downgrades), it records an allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount it believes most likely will be collected.  For all other customers, the Company recognizes an allowance for doubtful accounts based on its historical collection experience and the impact of current economic conditions.  If circumstances change (e.g., greater than expected defaults or an unexpected material change in a major customer’s ability to meet their financial obligations), the Company could change its estimate of the recoverability of amounts due by a material amount. Historically, credit losses have been within management’s expectations. The balance for uncollectible accounts was $2.6 million and $1.5 million as of December 25, 2021 and December 26, 2020, respectively.

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

Retail Distribution

The Company acquired a 17 percent noncontrolling equity interest in a limited liability company in the retail distribution business by contributing the outstanding common stock of Die-Mold in exchange for the equity method interest. The transaction was recorded as a deconsolidation of a subsidiary and the recognition of an equity method investment at fair value, as described in “Note 2 - Acquisitions and Dispositions.” This investment is recorded using the equity method of accounting. The Company records its proportionate share of the investees’ net income or loss one month in arrears as income (loss) from unconsolidated affiliates in the Consolidated Statements of Income. The Company’s proportionate share of the investees’ other comprehensive income (loss), net of income taxes, is recorded in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Changes in Equity.

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

The expected return on plan assets is determined using the market value of plan assets.  Differences between assumed and actual returns are amortized to the market value of assets on a straight-line basis over the average remaining service period of the plan participants using the corridor approach.  The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions.  These unrecognized gains and losses are amortized when the net gains and losses exceed 10 percent of the greater of the market value of the plan assets or the projected benefit obligation.  The amount in excess of the corridor is amortized over the average remaining service period of the plan participants.  For 2021, the average remaining service period for the pension plans was 11.5 years.

We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield available on high quality corporate bonds of a term that reflects the maturity and duration of expected benefit payments. See “Note 13 – Benefit Plans” for additional information.

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

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards calculated using the treasury stock method.  There were no stock-based awards excluded from the computation of diluted earnings per share for the year ended December 25, 2021 and approximately 10 thousand excluded for the year ended December 26, 2020 because they were antidilutive.

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

The fair value of long-term debt at December 25, 2021 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

Foreign Currency Translation

For foreign subsidiaries for which the functional currency is not the U.S. dollar, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year.  Translation gains and losses are included in equity as a component of AOCI.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recognized in selling, general, and administrative expense in the Consolidated Statements of Income. Included in the Consolidated Statements of Income were net transaction losses of $0.6 million in 2021, losses of $0.5 million in 2020, and gains of $0.2 million in 2019.

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

Recently Issued Accounting Standards

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): An Amendment of the FASB Accounting Standards Codification. The new guidance was issued to improve accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the (i) recognition of an acquired contract liability and (ii) payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU is effective for fiscal years beginning after December 15, 2022 for public entities. The updated guidance requires prospective adoption, and early adoption is permitted. The Company does not expect adoption of the ASU to have a material impact on its Consolidated Financial Statements.

Note 2 – Acquisitions and Dispositions

2021 Acquisitions

Mueller Middle East

On December 7, 2021, the Company entered into an agreement providing for the purchase of an additional 15 percent equity interest in Mueller Middle East for a total of 55 percent, for approximately $20.0 million. The total purchase price consisted of $15.8 million in cash paid at closing (net of cash acquired), a gain recognized on the settlement of preexisting relationships of $2.6 million, a contingent consideration arrangement of $1.0 million, and the fair value of the Company’s existing investment in the joint venture of $0.7 million. Mueller Middle East, which manufactures copper tube, is headquartered in Bahrain. This business complements the Company’s existing copper tube businesses in the Piping Systems segment. Prior to entering into this agreement, the Company was the technical and marketing lead with a 40 percent ownership in a joint venture with Cayan Ventures and Bahrain Mumtalakat Holding Company and accounted for this investment under the equity method of accounting. The Company began consolidating this business for financial reporting purposes in December 2021. Mueller Middle East manufactures and sells copper coils to certain Mueller subsidiaries. Total sales to Mueller subsidiaries were approximately $48.2 million and $37.4 million for the period in 2021 prior to consolidation and 2020, respectively.

H&C Flex

On December 20, 2020, the Company entered into an asset purchase agreement with Hart & Cooley LLC. The transaction closed on January 29, 2021, whereby the Company purchased the Hart & Cooley flexible duct business, which included inventory, manufacturing equipment, and related assets for approximately $15.3 million. The total purchase price consisted of $14.0 million in cash paid at closing and a contingent consideration arrangement of $1.3 million, which was paid in Q3 2021. The Company treated this as a business combination. The acquired business, H&C Flex, is a manufacturer and distributor of insulated HVAC flexible duct systems. It is reported within and complements the Company’s existing businesses in the Climate segment.

2020 Acquisitions

Kessler

On August 3, 2020, the Company entered into an asset purchase agreement with Wieland-Kessler LLC, whereby the Company purchased the Kessler distribution business, which included inventory, manufacturing equipment, and related assets. The total purchase price was $57.2 million in cash paid at closing. The Company treated this as a business combination. The acquired business, Kessler Sales and Distribution, LLC (Kessler), is a distributor of residential and commercial plumbing products. It is reported within and complements the Company’s existing businesses in the Piping Systems segment. For the years ended December 25, 2021 and December 26, 2020, the Company’s total net sales included $207.9 million and $55.0 million, respectively, of revenue recognized by Kessler from the date of acquisition.

Shoals

On January 17, 2020, the Company entered into a stock purchase agreement pursuant to which the Company acquired all of the outstanding stock of Shoals Tubular, Inc. (Shoals) for approximately $15.3 million in cash at closing, net of working capital adjustments. Shoals is a manufacturer of brazed manifolds, headers, and distributor assemblies used primarily by manufacturers of residential heating and air conditioning units. The acquired business is reported within and complements the Company’s existing businesses in the Climate segment. This business was sold in Q3 2021.

Purchase Price Allocations

These acquisitions were accounted for using the acquisition method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values.

The following table summarizes the allocation of the purchase price to acquire these businesses, which were financed by available cash balances, as well as the assets acquired and liabilities assumed at the respective acquisition dates.  During the year, immaterial adjustments were made to the Kessler provisional purchase price allocation resulting in an increase in intangible assets of $1.5 million, a decrease in property, plant, and equipment of $1.4 million, and a decrease in goodwill of $0.1 million. The purchase price allocations for Mueller Middle East and H&C Flex are provisional as of December 25, 2021 and subject to change upon the completion of the final valuation of long-lived assets, the noncontrolling interest, and contingent consideration during the measurement period.

(In thousands)	Mueller Middle East	H&C Flex	Kessler		Shoals

Total consideration	$20,017	$15,279	$57,233		$15,321

Allocated to:
Accounts receivable	10,669	—	—		660
Inventories	4,733	4,511	25,106		1,809
Other current assets	1,747	—	—		26
Property, plant, and equipment	22,476	10,813	2,211		3,700
Operating lease right-of-use assets	936	—	10,526		—
Goodwill	12,098	—	11,600	(1)	1,870	(1)
Intangible assets	—	—	16,600		7,480
Total assets acquired	52,659	15,324	66,043		15,545

Accounts payable	4,600	—	—		217
Current portion of operating lease liabilities	—	—	1,692		—
Other current liabilities	11,489	45	—		7
Noncurrent operating lease liabilities	1,030	—	7,118		—
Other noncurrent liabilities	109	—	—		—
Total liabilities assumed	17,228	45	8,810		224

Noncontrolling interest	15,414	—	—		—

Net assets acquired	$20,017	$15,279	$57,233		$15,321
(1) Tax-deductible goodwill

The following details the total intangible assets identified in the allocation of the purchase price at the respective acquisition dates:

(In thousands)	Estimated Useful Life	Kessler	Shoals

Intangible asset type:
Customer relationships	20 years	$12,640	$4,290
Non-compete agreements	3-5 years	—	150
Patents and technology	10-15 years	—	2,620
Trade names, licenses, and other	5-10 years	3,960	420

Total intangible assets		$16,600	$7,480

2021 Dispositions

Copper Bar

On October 25, 2021, the Company sold its Copper Bar business for approximately $10.1 million. This business manufactured copper bar products used primarily by OEMs in the U.S. and was included in the Industrial Metals segment. The carrying value of the assets disposed totaled $3.6 million, consisting primarily of inventories and long-lived assets. As a result of the transaction, the Company recognized a pre-tax gain of $6.5 million on the sale of the business in the Consolidating Financial Statements.

Die-Mold

On September 2, 2021, the Company entered into a contribution agreement with a limited liability company in the retail distribution business, pursuant to which the Company exchanged the outstanding common stock of Die-Mold for a 17 percent equity interest in the limited liability company. Die-Mold manufactures PEX and other plumbing-related fittings and plastic injection tooling in Canada and sells these products in Canada and the U.S. and was included in the Piping Systems Segment. Die-Mold reported net sales of $10.9 million and operating income of $2.2 million for the year ended December 25, 2021 compared to net sales of $13.5 million and operating income of $2.3 million in the year ended December 26, 2020. As a result of the transaction, the Company recognized a gain of $4.7 million based on the excess of the fair value of the consideration received (the 17 percent equity interest) over the carrying value of Die-Mold. The Company utilized a combination of income and market comparable companies approaches using an EBITDA multiple to determine the fair value of the consideration received of $22.8 million, which is recognized within the Investments in unconsolidated affiliates line of the Consolidated Balance Sheet. The excess of the fair value of the deconsolidated subsidiary over its carrying value resulted in the gain.

Fabricated Tube Products and Shoals Tubular, Inc.

On July 28, 2021, the Company entered into a purchase agreement with J.W. Harris Co., Inc. and Lincoln Electric Holdings, Inc., pursuant to which the Company sold the assets of Fabricated Tube Products (FTP) and all of the outstanding stock of STI for approximately $75.7 million. These businesses manufacture and fabricate valves and assemblies, brazed manifolds, headers, and distributor assemblies used primarily by manufacturers of residential heating and air conditioning units in the U.S. and were included in the Climate segment. They reported combined net sales of $37.0 million and operating income of $5.5 million for the year ended December 25, 2021 compared to combined net sales of $51.5 million and operating income of $6.4 million in the year ended December 26, 2020. The carrying value of the assets disposed totaled $32.7 million, consisting primarily of accounts receivable, inventories, and long-lived assets. The carrying value of the liabilities disposed totaled $3.6 million, consisting primarily of accounts payable. As a result of the transaction, the Company recognized a pre-tax gain of $46.6 million on the sale of these businesses in the Consolidating Financial Statements.

Note 3 –Segment Information

The Company’s reportable segments are Piping Systems, Industrial Metals, and Climate.  Each of the reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

Piping Systems

Piping Systems is composed of the following operating segments: Domestic Piping Systems Group, Great Lakes Copper, Heatlink Group, European Operations, Trading Group, Jungwoo-Mueller (the Company’s South Korean joint venture), and Mueller Middle East (our Bahraini joint venture).  The Domestic Piping Systems Group manufactures and distributes copper tube, fittings, and line sets.  These products are manufactured in the U.S., sold in the U.S., and exported to markets worldwide.  Outside the U.S., Great Lakes Copper manufactures copper tube and line sets in Canada and sells the products primarily in the U.S. and Canada. Heatlink Group produces a complete line of products for PEX plumbing and radiant systems in Canada and sells these products in Canada and the U.S. European Operations manufacture copper tube in the U.K. which is sold primarily in Europe.  The Trading Group manufactures pipe nipples and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products in the U.S. and Mexico.  Jungwoo-Mueller manufactures copper-based joining products that are sold worldwide.  Mueller Middle East manufactures copper tube and serves markets in the Middle East and Northern Africa. The Piping Systems segment’s products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, building product retailers, and air-conditioning OEMs.

As disclosed in “Note 2 – Acquisitions & Dispositions,” during September 2021 the Company exchanged the outstanding common stock of Die-Mold for an equity interest in a limited liability company in the retail distribution business, resulting in the deconsolidation of Die-Mold and the recognition of a $4.7 million gain. This gain is reported within Corporate and Eliminations. The results of Die-Mold, prior to deconsolidation, were included within the Piping Systems segment.

During 2020, the segment recognized fixed asset impairment charges for certain manufacturing equipment of $3.8 million.

During 2019, the segment recognized a gain of $1.2 million on the sale of real property.

Industrial Metals

Industrial Metals is composed of the following operating segments: Brass Rod, Impacts & Micro Gauge, and Brass Value-Added Products.  These businesses manufacture brass rod, impact extrusions, and forgings, as well as a wide variety of end products including plumbing brass, automotive components, valves, fittings, and gas assemblies.  These products are manufactured in the U.S. and sold primarily to OEMs in the U.S., many of which are in the industrial, transportation, construction, heating, ventilation, and air-conditioning, plumbing, refrigeration, and energy markets.

During 2021, the segment recognized a gain of $6.5 million on the sale of the Copper Bar business.

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

As disclosed in “Note 2 – Acquisitions & Dispositions,” during July 2021 the Company sold the assets of FTP and all of the outstanding stock of STI, resulting in a gain of $46.6 million. This gain is reported within Corporate and Eliminations. The results of FTP and STI, prior to the sale, were included within the Climate segment.

During 2021 the segment recognized impairment charges on goodwill and long-lived assets of $2.8 million.

Performance of segments is generally evaluated by their operating income.  Summarized product line, geographic, and segment information is shown in the following tables.  Geographic sales data indicates the location from which products are shipped.  Unallocated expenses include general corporate expenses, plus certain charges or credits not included in segment activity.

During 2021, 2020, and 2019, no single customer exceeded 10 percent of worldwide sales.

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Year Ended December 25, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$2,055,639	$—	$—	$2,055,639
Brass rod and forgings	—	565,870	—	565,870
OEM components, tube & assemblies	32,557	48,572	137,564	218,693
Valves and plumbing specialties	511,834	—	—	511,834
Flex duct and other HVAC components	—	—	357,850	357,850
Other	—	88,921	—	88,921

	$2,600,030	$703,363	$495,414	$3,798,807

Intersegment sales				(29,462)

Net sales				$3,769,345

	For the Year Ended December 26, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,232,724	$—	$—	$1,232,724
Brass rod and forgings	—	356,547	—	356,547
OEM components, tube & assemblies	56,176	42,127	138,551	236,854
Valves and plumbing specialties	294,102	—	—	294,102
Flex duct and other HVAC components	—	—	231,580	231,580
Other	—	73,485	—	73,485

	$1,583,002	$472,159	$370,131	$2,425,292

Intersegment sales				(27,249)

Net sales				$2,398,043

Disaggregation of revenue from contracts with customers (continued):

	For the Year Ended December 28, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,271,558	$—	$—	$1,271,558
Brass rod and forgings	—	425,573	—	425,573
OEM components, tube & assemblies	29,103	48,104	133,651	210,858
Valves and plumbing specialties	241,795	—	—	241,795
Flex duct and other HVAC components	—	—	222,565	222,565
Other	—	80,695	—	80,695

	$1,542,456	$554,372	$356,216	$2,453,044

Intersegment sales				(22,428)

Net sales				$2,430,616

Summarized segment information is as follows:

	For the Year Ended December 25, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$2,600,030	$703,363	$495,414	$(29,462)	$3,769,345

Cost of goods sold	1,996,610	605,715	367,343	(30,679)	2,938,989
Depreciation and amortization	23,384	6,929	10,379	4,698	45,390
Selling, general, and administrative expense	93,749	11,698	29,327	49,278	184,052
Gain on sale of businesses	—	(6,454)	—	(51,306)	(57,760)
Impairment charges	—	—	2,829	—	2,829

Operating income	486,287	85,475	85,536	(1,453)	655,845

Interest expense					(7,709)
Redemption premium					(5,674)
Environmental expense					(5,053)
Other income, net					3,730

Income before income taxes					$641,139

Segment information (continued):

	For the Year Ended December 26, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,583,002	$472,159	$370,131	$(27,249)	$2,398,043

Cost of goods sold	1,311,697	398,000	276,274	(19,810)	1,966,161
Depreciation and amortization	23,071	7,528	10,249	3,995	44,843
Selling, general, and administrative expense	78,744	12,566	26,806	41,367	159,483
Litigation settlement, net	—	—	—	(22,053)	(22,053)
Impairment charges	3,771	—	—	—	3,771

Operating income	165,719	54,065	56,802	(30,748)	245,838

Interest expense					(19,247)
Pension plan termination expense					(17,835)
Environmental expense					(4,454)
Other income, net					4,887

Income before income taxes					$209,189

	For the Year Ended December 28, 2019
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,542,456	$554,372	$356,216	$(22,428)	$2,430,616

Cost of goods sold	1,313,980	473,010	273,850	(25,230)	2,035,610
Depreciation and amortization	22,621	7,489	9,298	3,285	42,693
Selling, general, and administrative expense	75,170	12,359	30,385	44,444	162,358
Gain on sale of assets, net	(1,194)	275	(44)	—	(963)
Insurance recovery	—	(485)	—	—	(485)

Operating income	131,879	61,724	42,727	(44,927)	191,403

Interest expense					(25,683)
Environmental expense					(1,321)
Other income, net					1,684

Income before income taxes					$166,083

Summarized geographic information is as follows:

(In thousands)	2021	2020	2019

Net sales:
United States	$2,791,571	$1,765,810	$1,775,321
United Kingdom	330,908	207,754	230,791
Canada	469,652	293,776	285,720
Asia	83,217	58,256	64,363
Mexico	93,997	72,447	74,421

	$3,769,345	$2,398,043	$2,430,616

Long-lived assets:	2021	2020	2019

United States	$272,903	$289,508	$286,727
United Kingdom	36,529	30,872	18,776
Canada	26,422	29,582	31,429
Asia	48,742	26,107	25,637
Mexico	966	503	559

	$385,562	$376,572	$363,128

(In thousands)	2021	2020	2019

Expenditures for long-lived assets (including those resulting from business acquisitions):
Piping Systems	$43,429	$39,209	$15,505
Industrial Metals	5,744	5,968	9,101
Climate	12,428	5,521	3,845
General Corporate	3,521	448	2,711

	$65,122	$51,146	$31,162

Segment assets:
Piping Systems	$1,160,272	$977,937	$796,262
Industrial Metals	173,290	152,683	161,904
Climate	250,107	258,668	249,853
General Corporate	145,267	139,280	162,921

	$1,728,936	$1,528,568	$1,370,940

Note 4 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	2021	2020

Cash & cash equivalents	$87,924	$119,075
Restricted cash included within other current assets	2,349	8,198
Restricted cash included within other assets	103	103

Total cash, cash equivalents, and restricted cash	$90,376	$127,376

Note 5 – Inventories

(In thousands)	2021	2020

Raw materials and supplies	$130,133	$85,927
Work-in-process	64,989	49,361
Finished goods	245,226	186,785
Valuation reserves	(10,104)	(7,071)

Inventories	$430,244	$315,002

Inventories valued using the LIFO method totaled $18.5 million at December 25, 2021 and $17.3 million at December 26, 2020.  At December 25, 2021 and December 26, 2020, the approximate FIFO cost of such inventories was $140.4 million and $108.1 million, respectively.  Additionally, the Company values certain inventories on an average cost basis.

At the end of 2021 and 2020, the FIFO value of inventory consigned to others was $11.0 million and $6.4 million, respectively.

Note 6 – Consolidated Financial Statement Details

Other Current Liabilities

Included in other current liabilities as of December 25, 2021 and December 26, 2020 were the following: (i) accrued discounts, allowances, and customer rebates of $82.2 million and $56.0 million, respectively, (ii) current taxes payable of $35.7 million and $6.3 million, respectively, (iii) current environmental liabilities of $9.7 million and $2.7 million, respectively, and (iv) net loss positions on derivative contracts of $0.5 million and $6.3 million, respectively. In addition, as of December 26, 2020 this included (i) accruals for excise tax of $6.4 million resulting from the termination of the U.S. defined benefit pension plan and (ii) accrued interest of $5.4 million.

Other Income, Net

(In thousands)	2021	2020	2019

Net periodic benefit income	$1,903	$3,013	$465
Interest income	353	1,101	722
Other	1,474	773	497

Other income, net	$3,730	$4,887	$1,684

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

At December 25, 2021, the Company held open futures contracts to purchase approximately $40.6 million of copper over the next 15 months related to fixed price sales orders.  The fair value of those futures contracts was a $1.1 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At December 25, 2021, this amount was approximately $0.7 million of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At December 25, 2021, the Company held open futures contracts to sell approximately $15.0 million of copper over the next seven months related to copper inventory.  The fair value of those futures contracts was a $0.4 million net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	2021	2020	Balance Sheet Location	2021	2020

Commodity contracts - gains	Other current assets	$1,150	$1,213	Other current liabilities	$—	$68
Commodity contracts - losses	Other current assets	(46)	(8)	Other current liabilities	(353)	(5,863)

Total derivatives (1)		$1,104	$1,205		$(353)	$(5,795)
(1) Does not include the impact of cash collateral provided to counterparties.

The following table summarizes the effects of derivative instruments on the Consolidated Statements of Income:

(In thousands)	Location	2021	2020

Undesignated derivatives:
Gain (loss) on commodity contracts (nonqualifying)	Cost of goods sold	$217	$(8,893)

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	Year Ended December 25, 2021
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$2,389	Cost of goods sold	$(2,542)
Other	(28)	Other	—

Total	$2,361	Total	$(2,542)

	Year Ended December 26, 2020
(In thousands)	Loss Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(4,579)	Cost of goods sold	$5,091
Other	(4)	Other	—

Total	$(4,583)	Total	$5,091

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At December 25, 2021 and December 26, 2020, the Company had recorded restricted cash in other current assets of $2.0 million and $7.6 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Note 8 – Leases

The Company leases certain facilities, vehicles, and equipment which expire on various dates through 2032. The following table includes supplemental information with regards to the Company’s operating leases:

(In thousands, except lease term and discount rate)	December 25, 2021	December 26, 2020

Operating lease right-of-use assets	$23,510	$29,301

Current portion of operating lease liabilities	6,015	6,259
Noncurrent operating lease liabilities	17,099	21,602

Total operating lease liabilities	$23,114	$27,861

Weighted average discount rate	3.67%	3.91%
Weighted average remaining lease term (in years)	5.51	5.99

Some of the Company’s leases include variable lease costs such as taxes, insurance, etc. These costs are immaterial for disclosure.

The following table presents certain information related to operating lease costs and cash paid during the period:

	For the Year Ended
(In thousands)	December 25, 2021	December 26, 2020

Operating lease costs	$8,365	$7,039
Short term lease costs	4,607	4,734

Total lease costs	$12,972	$11,773

Cash paid for amounts included in the measurement of lease liabilities	$7,869	$7,040

Maturities of the Company’s operating leases are as follows:

(In thousands)	Amount

2022	$6,760
2023	4,579
2024	3,402
2025	2,518
2026	2,312
2027 and thereafter	4,898

Total lease payments	24,469
Less imputed interest	(1,355)

Total lease obligations	23,114
Less current obligations	(6,015)

Noncurrent lease obligations	$17,099

Note 9 – Property, Plant, and Equipment, Net

(In thousands)	2021	2020

Land and land improvements	$34,050	$33,602
Buildings	238,033	218,319
Machinery and equipment	657,673	658,613
Construction in progress	34,311	28,631

	964,067	939,165
Less accumulated depreciation	(578,505)	(562,593)

Property, plant, and equipment, net	$385,562	$376,572

Depreciation expense for property, plant, and equipment was $39.1 million in 2021, $38.7 million in 2020, and $37.3 million in 2019.

Note 10 – Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Goodwill	$172,175	$8,854	$21,652	$202,681
Accumulated impairment charges	(40,552)	(8,853)	—	(49,405)

Balance at December 28, 2019:	131,623	1	21,652	153,276

Additions	11,710	—	1,964	13,674
Currency translation	814	—	—	814

Balance at December 26, 2020:	144,147	1	23,616	167,764

Additions	12,098	—	—	12,098
Reductions (1)	(4,402)	—	(1,964)	(6,366)
Impairment charges	—	—	(2,087)	(2,087)
Currency translation	(79)	—	—	(79)

Balance at December 25, 2021:
Goodwill	192,316	8,854	21,652	222,822
Accumulated impairment charges	(40,552)	(8,853)	(2,087)	(51,492)

Goodwill, net	$151,764	$1	$19,565	$171,330
(1) Includes disposals of Die-Mold and STI businesses.
Reporting units with recorded goodwill include Domestic Piping Systems Group, B&K LLC, Great Lakes, Heatlink Group, European Operations, Jungwoo-Mueller, Mueller Middle East, Westermeyer, Turbotec, and Flex Duct.  Several factors give rise to goodwill in the Company’s acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired businesses.  With the exception of the Turbotec reporting unit, there were no impairment charges resulting from the 2021, 2020, or 2019 annual impairment tests as the estimated fair value of each of the reporting units exceeded its carrying value.  During the third quarter of 2021, the Company recognized an impairment charge of $2.1 million related to Turbotec, reported within the Climate segment.

Other Intangible Assets

The carrying amount of intangible assets at December 25, 2021 was as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$55,108	$(13,803)	$41,305
Non-compete agreements	2,474	(2,458)	16
Patents and technology	18,396	(6,501)	11,895
Trade names and licenses	13,654	(5,598)	8,056
Other	1,676	(1,234)	442

Other intangible assets	$91,308	$(29,594)	$61,714

The carrying amount of intangible assets at December 26, 2020 was as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$61,068	$(11,676)	$49,392
Non-compete agreements	2,689	(2,527)	162
Patents and technology	22,585	(5,672)	16,913
Trade names and licenses	14,631	(4,476)	10,155
Other	1,676	(1,091)	585

Other intangible assets	$102,649	$(25,442)	$77,207

Amortization expense for intangible assets was $6.3 million in 2021, $6.1 million in 2020, and $5.4 million in 2019.  Future amortization expense is estimated as follows:

(In thousands)	Amount

2022	$5,607
2023	5,295
2024	5,069
2025	4,943
2026	4,789
Thereafter	36,011

Expected amortization expense	$61,714

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

(In thousands)	2021	2020

Current assets	$214,550	$167,451
Noncurrent assets	76,406	78,241
Current liabilities	169,155	120,202
Noncurrent liabilities	46,059	50,020

Net sales	$452,917	$384,919
Gross profit	57,028	50,347
Net loss	(3,330)	(20,892)

The Company’s loss from unconsolidated affiliates, net of foreign tax, for 2021 and 2020 included net losses of $1.7 million and $10.4 million, respectively, for Tecumseh.

Retail Distribution

On September 2, 2021, the Company acquired a 17 percent noncontrolling equity interest in a limited liability company in the retail distribution business by contributing the outstanding common stock of Die-Mold in exchange for the equity method interest.

The Company’s loss from unconsolidated affiliates, net of foreign tax, for 2021 included net gains of $0.8 million for the retail distribution business.

Note 12 – Debt

(In thousands)	2021	2020

Subordinated Debentures with interest at 6.00%, due 2027	$—	$284,479
Revolving Credit Facility with interest at 1.25%, due 2021	—	35,000
Jungwoo-Mueller credit facility with interest at 1.90%, due 2021	—	5,811
2001 Series IRB's with interest at 1.14%, due 2021	—	250
Other	2,940	2,555
	2,940	328,095

Less debt issuance costs	(1,065)	(219)
Less current portion of debt	(811)	(41,283)

Long-term debt	$1,064	$286,593

Credit Agreement

On March 31, 2021, the Company entered into a Credit Agreement to replace its prior credit agreement that would have matured on December 6, 2021. The Company’s total borrowing capacity under the Credit Agreement is $500.0 million. The Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures on March 31, 2026, and a term loan facility of $100.0 million, with an original maturity date of March 31, 2022.  The term loan was fully repaid in 2021, reducing the total borrowing capacity under the Credit Agreement to $400.0 million. Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at the Eurocurrency Rate which is determined by the underlying currency of the Credit Extension or the Base Rate as defined by the Credit Agreement, plus a variable premium.  Advances may be based upon the one, three, or six-month interest period.  The variable premium is based upon the Company’s debt to total capitalization ratio, and can range from 112.5 to 162.5 basis points for Eurocurrency Rate loans and 12.5 to 62.5 basis points for Base Rate loans.  At December 25, 2021, the premium was 115.0 basis points for Eurocurrency Rate loans and 15.0 basis points for Base Rate loans.  Additionally, a commitment fee is payable quarterly on the total commitment less any outstanding loans or issued letters of credit, and varies from 15.0 to 30.0 basis points based upon the Company’s debt to total capitalization ratio.  Availability of funds under the Revolving Credit Facility is reduced by the amount of certain outstanding letters of credit, which are used to secure the Company’s payment of insurance deductibles, certain retiree health benefits, and other corporate obligations, totaling approximately $28.9 million at December 25, 2021.  Terms of the letters of credit are generally renewable annually.

Subordinated Debentures

During the first quarter of 2021, the Company announced the redemption of its Subordinated Debentures due 2027. The full redemption of outstanding debentures occurred on April 15, 2021 for a total of $291.4 million in principal plus accrued interest and a redemption premium of $5.7 million that was expensed during the second quarter.

Jungwoo-Mueller

Jungwoo-Mueller has several secured revolving credit arrangements with a total borrowing capacity of KRW 20.0 billion (or approximately $16.8 million).  Borrowings are secured by the real property and equipment of Jungwoo-Mueller.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  At December 25, 2021, the Company was in compliance with all debt covenants.

Aggregate annual maturities of the Company’s debt are as follows:

(In thousands)	Amount

2022	$811
2023	222
2024	222
2025	185
2026	—
Thereafter	1,500

Long-term debt	$2,940

Net interest expense consisted of the following:

(In thousands)	2021	2020	2019

Interest expense	$8,096	$19,510	$25,957
Capitalized interest	(387)	(263)	(274)

	$7,709	$19,247	$25,683

Interest paid in 2021, 2020, and 2019 was $13.9 million, $19.8 million, and $25.4 million, respectively.

Note 13 – Benefit Plans

Pension and Other Postretirement Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain employees.  The following tables provide a reconciliation of the changes in the most significant plans’ benefit obligations and the fair value of the plans’ assets for 2021 and 2020, and a statement of the plans’ aggregate funded status:

	Pension Benefits		Other Benefits
(In thousands)	2021	2020	2021	2020

Change in benefit obligation:
Obligation at beginning of year	$90,809	$182,164	$12,782	$12,653
Service cost	—	—	258	212
Interest cost	1,272	3,260	281	430
Actuarial (gain) loss	(4,062)	10,790	(812)	422
Plan amendments	—	—	—	(26)
Benefit payments	(2,832)	(9,214)	(634)	(716)
Curtailment	—	—	—	(183)
Settlement (1)	—	(99,585)	—	—
Foreign currency translation adjustment	(904)	3,394	(50)	(10)

Obligation at end of year	84,283	90,809	11,825	12,782

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	78,480	183,486	—	—
Actual return on plan assets	4,791	13,313	—	—
Employer contributions	—	—	634	716
Benefit payments	(2,832)	(9,214)	(634)	(716)
Settlement (1)	—	(99,585)	—	—
Surplus assets (1)	—	(12,386)	—	—
Foreign currency translation adjustment	(961)	2,866	—	—

Fair value of plan assets at end of year	79,478	78,480	—	—

Funded (underfunded) status at end of year	$(4,805)	$(12,329)	$(11,825)	$(12,782)
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

The following represents amounts recognized in AOCI (before the effect of income taxes):

	Pension Benefits		Other Benefits
(In thousands)	2021	2020	2021	2020

Unrecognized net actuarial loss (gain)	$19,629	$26,476	$(1,893)	$(1,187)
Unrecognized prior service credit	—	—	(1,930)	(2,401)

The Company sponsors one pension plan in the U.K. which comprised 100 percent of the above benefit obligation at December 25, 2021 and December 26, 2020, and 100 percent of the above plan assets at December 25, 2021 and December 26, 2020.

As of December 25, 2021, $0.8 million of the actuarial net loss and the remainder of the prior service credit will, through amortization, be recognized as components of net periodic benefit cost in 2022.

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

As of December 25, 2021 and December 26, 2020, the total funded status of the plans recognized in the Consolidated Balance Sheets was as follows:

	Pension Benefits		Other Benefits
(In thousands)	2021	2020	2021	2020

Current liability	$—	$—	$(962)	$(948)
Long-term liability	(4,805)	(12,329)	(10,863)	(11,834)

Total (underfunded) funded status	$(4,805)	$(12,329)	$(11,825)	$(12,782)

The components of net periodic benefit cost (income) are as follows:

(In thousands)	2021	2020	2019
Pension benefits:
Interest cost	$1,272	$3,260	$5,972
Expected return on plan assets	(3,671)	(5,704)	(8,103)
Amortization of net loss	1,536	2,305	1,950
Settlement charge	—	11,642	—

Net periodic benefit (income) cost	$(863)	$11,503	$(181)

Other benefits:
Service cost	$258	$212	$260
Interest cost	281	430	609
Amortization of prior service credit	(470)	(519)	(902)
Amortization of net gain	(103)	(193)	(88)
Curtailment gain	—	(2,591)	—
Settlement charge	—	—	(2)

Net periodic benefit income	$(34)	$(2,661)	$(123)

During 2020, the Company recognized a curtailment gain of $2.6 million related to one of its postretirement benefit plans.

The components of net periodic benefit cost (income) other than the service cost component are included in other income, net in the Consolidated Statements of Income.

The weighted average assumptions used in the measurement of the Company’s benefit obligations are as follows:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020

Discount rate	1.90%	1.40%	3.73%	2.92%
Expected long-term return on plan assets	4.96%	4.69%	N/A	N/A
Rate of compensation increases	N/A	N/A	5.00%	5.00%
Rate of inflation	3.70%	3.20%	N/A	N/A

The weighted average assumptions used in the measurement of the Company’s net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019

Discount rate	1.40%	1.93%	3.72%	2.92%	3.70%	4.56%
Expected long-term return on plan assets	4.69%	3.84%	5.05%	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A	5.00%	5.00%	5.00%
Rate of inflation	3.20%	3.20%	3.40%	N/A	N/A	N/A

The Company’s Mexican postretirement plans use the rate of compensation increase in the benefit formulas.  Past service in the U.K. pension plan will be adjusted for the effects of inflation.  All other pension and postretirement plans use benefit formulas based on length of service.

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to range from 4.5 to 6.4 percent for 2022, gradually decrease to 4.1 percent through 2040, and remain at that level thereafter.  The health care cost trend rate assumption does not have a significant effect on the amounts reported.

Pension Assets

The weighted average asset allocation of the Company’s pension fund assets are as follows:

	Pension Plan Assets
Asset category	2021	2020

Equity securities (includes equity mutual funds)	66%	66%
Multi-asset securities	24	24
Cash and equivalents (includes money market funds)	—	1
Alternative investments	10	9

Total	100%	100%

At December 25, 2021, the long-term target allocation, by asset category, of assets of the Company’s defined benefit pension plans was: (i) equity securities and multi-asset securities, including equity index funds – not less than 70 percent; and (ii) alternative investments – not more than 10 percent.

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

The estimated rates of return on plan assets are the expected future long-term rates of earnings on plan assets and are forward-looking assumptions that materially affect pension cost.  Establishing the expected future rates of return on pension assets is a judgmental matter.  The Company reviews the expected long-term rates of return on an annual basis and revises as appropriate.  The expected long-term rate of return on plan assets was 4.96 percent for 2021 and 4.69 percent in 2020.

The Company’s investments for its pension plans are reported at fair value.  The following methods and assumptions were used to estimate the fair value of the Company’s plan asset investments:

Cash and money market funds – Valued at cost, which approximates fair value.

Mutual funds – Valued at the net asset value of shares held by the plans at December 25, 2021 and December 26, 2020, respectively, based upon quoted market prices.

Limited partnerships – Limited partnerships comprise a diversified portfolio of real estate investments which are classified as Level 3 due to a lack of observable inputs existing at the measurement date. Accordingly, the estimated fair values may differ significantly from the values that would have been used had a ready market existed for these investments. Limited partnership investments are recorded at estimated fair value based on financial information received from the investment manager. The investment manager determines fair value based upon, among other things, property valuations received from valuation specialists at regular intervals.

The following table sets forth by level, within the fair value hierarchy, the assets of the plans at fair value:

	Fair Value Measurements at December 25, 2021
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$292	$—	$—	$292
Mutual funds (1)	—	71,465	—	71,465
Limited partnerships	—	—	7,721	7,721

Total	$292	$71,465	$7,721	$79,478

	Fair Value Measurements at December 26, 2020
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$492	$—	$—	$492
Mutual funds (2)	—	71,084	—	71,084
Limited partnerships	—	—	6,904	6,904

Total	$492	$71,084	$6,904	$78,480
(1)Approximately 78 percent of mutual funds are actively managed funds and approximately 22 percent of mutual funds are index funds.  Additionally, 27 percent of the mutual funds’ assets are invested in non-U.S. multi-asset securities and 73 percent in non-U.S. equities.

(2)Approximately 76 percent of mutual funds are actively managed funds and approximately 24 percent of mutual funds are index funds.  Additionally, 27 percent of the mutual funds’ assets are invested in non-U.S. multi-asset securities and 73 percent in non-U.S. equities.

The table below reflects the changes in the assets of the plan measured at fair value on a recurring basis using significant unobservable inputs (level 3 of fair value hierarchy) during the year ended December 25, 2021:

(In thousands)	Limited Partnerships

Balance, December 26, 2020	$6,904
Net appreciation in fair value	817

Balance, December 25, 2021	$7,721

Contributions and Benefit Payments

The Company does not expect to contribute to the U.K. pension plan, other than to reimburse expenses, and expects to contribute $1.0 million to its other postretirement benefit plans in 2022. The Company expects future benefits to be paid from the plans as follows:

(In thousands)	Pension Benefits	Other Benefits

2022	$2,861	$962
2023	2,970	1,029
2024	3,082	1,029
2025	3,199	1,011
2026	3,320	1,016
2027-2031	18,586	4,511

Total	$34,018	$9,558

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

The Company makes contributions to the IAM Plan trusts that cover certain union employees; contributions by employees are not permitted.  Contributions to the IAM Plan were approximately $1.3 million in 2021, $1.2 million in 2020, and $1.2 million in 2019.  The Company’s contributions are less than five percent of total employer contributions made to the IAM Plan indicated in the most recently filed Form 5500.

Under the Pension Protection Act of 2006, the IAM Plan’s actuary must certify the plan’s zone status annually.  Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  If a plan is determined to be in endangered status, red zone or yellow zone, the plan’s trustees must develop a formal plan of corrective action, a Financial Improvement Plan and/or a Rehabilitation Plan.  For 2021 and 2020 the IAM Plan was well funded over 89 percent; but remained in the red zone due to the trustees’ election to voluntarily place the fund in critical status in 2019 to strengthen the its funding position. The fund has remained in critical status since that election and is not projected to emerge from critical status in the upcoming year. The plan seeks to strengthen its financial health by reducing and eliminating most adjustable benefits as allowed by federal law.

401(k) Plans

The Company sponsors voluntary employee savings plans that qualify under Section 401(k) of the Internal Revenue Code of 1986.  Compensation expense for the Company’s matching contribution to the 401(k) plans was $4.5 million in 2021, $4.0 million in 2020, and $4.2 million in 2019.  The Company match is a cash contribution.  Participants direct the investment of their account balances by allocating among a range of asset classes including mutual funds (equity, fixed income, and balanced funds) and money market funds.  The plans do not allow direct investment in securities issued by the Company.

UMWA Benefit Plans

In October 1992, the Coal Industry Retiree Health Benefit Act of 1992 (1992 Act) was enacted.  The 1992 Act mandates a method of providing for postretirement benefits to the United Mine Workers of America (UMWA) current and retired employees, including some retirees who were never employed by the Company.  In October 1993, beneficiaries were assigned to the Company and the Company began its mandated contributions to the UMWA Combined Benefit Fund, a multiemployer trust.  Beginning in 1994, the Company was required to make contributions for assigned beneficiaries under an additional multiemployer trust created by the 1992 Act, the UMWA 1992 Benefit Plan.  The ultimate amount of the Company’s liability under the 1992 Act will vary due to factors which include, among other things, the validity, interpretation, and regulation of the 1992 Act, its joint and several obligation, the number of valid beneficiaries assigned, and the extent to which funding for this obligation will be satisfied by transfers of excess assets from the 1950 UMWA pension plan and transfers from the Abandoned Mine Reclamation Fund.  Contributions to the plan were $134 thousand, $57 thousand, and $223 thousand for the years ended 2021, 2020, and 2019, respectively.

Note 14 – Commitments and Contingencies

Environmental

The Company is subject to federal, state, local, and foreign environmental laws and regulations.  For all properties, the Company has provided and charged to expense $5.0 million in 2021, $4.2 million in 2020, and $1.7 million in 2019 for pending environmental matters.  Environmental reserves totaled $27.4 million at December 25, 2021 and $24.0 million at December 26, 2020.  As of December 25, 2021, the Company expects to spend $9.6 million in 2022, $3.1 million in 2023, $0.8 million in 2024, $0.9 million in 2025, $0.7 million in 2026, and $12.3 million thereafter for ongoing projects.

Non-operating Properties

Southeast Kansas Sites

The Kansas Department of Health and Environment (KDHE) has contacted the Company regarding environmental contamination at three former smelter sites in Kansas (Altoona, East La Harpe, and Lanyon).  The Company is not a successor to the companies that operated these smelter sites, but has explored possible settlement with KDHE and other potentially responsible parties (PRP) in order to avoid litigation.

The Company in February 2022 reached a settlement with another PRP relating to these three sites. Under the terms of that agreement, the Company will pay $5.6 million, which was previously reserved, in exchange for the other PRP’s agreement to conduct or fund any required remediation with the geographic boundaries of the three sites (namely, the parcel(s) on which the former smelters were located), plus coverage of certain off-site areas (namely, contamination that migrated by surface water runoff or air emissions from the Altoona or East La Harpe site, and smelter materials located within 50 feet of the geographic boundary of each site). The settlement does not cover certain matters, including potential liability related to the remediation of the town of Iola which is not estimable at this time. The other PRP will also provide an indemnity that would cover third-party cleanup claims for those sites, subject to a time limit and a cap.

Altoona. Another PRP conducted a site investigation of the Altoona site under a consent decree with KDHE and submitted a removal site evaluation report recommending a remedy.  The remedial design plan, which covers both on-site and certain off-site cleanup costs, was approved by the KDHE in 2016.  Construction of the remedy was completed in 2018. According to KDHE, repais to the remedy were scheduled to be conducted in the fall of 2021.

East La Harpe. At the East La Harpe site, the Company and two other PRPs conducted a site study evaluation under KDHE supervision and prepared a site cleanup plan approved by KDHE.  In 2016, the corporate parent (Peabody Energy) of a third party that the Company understands may owe indemnification obligations to one of the other PRPs (Blue Tee) in connection with the East La Harpe site filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  KDHE has extended the deadline for the PRPs to develop a repository design plan to allow for wetlands permitting to take place.  In December 2018, KDHE provided a draft agreement which contemplates the use of funds KDHE obtained from two other parties (Peabody Energy and Blue Tee) to fund part of the remediation, and removes Blue Tee from the PRPs’ agreement with KDHE. The Company is currently negotiating the terms of the draft agreement, but pursuant to the terms of the settlement with the other PRP noted above, the Company expects the remediation to be conducted and paid for entirely by the other PRP.

Lanyon. With respect to the Lanyon Site, in 2016, the Company received a general notice letter from the United States Environmental Protection Agency (EPA) asserting that the Company is a PRP, which the Company has denied. EPA issued an interim record of decision in 2017 and has been remediating properties at the site. According to EPA, 1,371 properties in total will be remediated, and the work will be completed in the fall of 2022.

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980s, of implementing various remedial measures, including sealing mine portals with concrete plugs in portals that were discharging water.  The sealing program achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 QCB Order, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage, and again extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new 10-year permit will include an order requiring continued implementation of BMP through 2032 to address residual discharges of acid rock drainage.  At this site, MRRC spent approximately $1.5 million from 2019 through 2021 for remediation, and currently estimates that it will spend between approximately $14.0 million and $16.0 million over the next 30 years and has accrued a reserve at the low end of this range.

Lead Refinery Site

U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of MRRC, has conducted corrective action and interim remedial activities (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act since December 1996.  Although the Site Activities have been substantially concluded, Lead Refinery is required to perform monitoring and maintenance-related activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management effective as of March 2, 2013.  Lead Refinery spent approximately $0.5 million from 2019 through 2021 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are estimated at between $1.6 million and $2.3 million over the next 15 years. The Company has recorded a reserve at the low end of this range.

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). The Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs estimated it would cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs.  As of year-end, the Company has made payments of approximately $7.6 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs, and has reserved its rights to petition the EPA for reimbursement of any costs incurred to comply with the UAOs upon the completion of the work required therein.  The Company and Lead Refinery are also evaluating entry into an administrative settlement agreement and order on consent with the EPA, along with the four other PRPs, which would involve payment of certain past and future costs relating to operable unit 1, in exchange for certain releases and contribution protection for the Company, Lead Refinery and their respective affiliates relating to that operable unit. The Company reserved $3.3 million for this settlement at the end of 2021. In October 2017 and March 2018, separate groups of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in two civil tort actions relating to the site. The Company, Arava, and MRRC have been voluntarily dismissed from both litigations without prejudice. Lead Refinery’s motion to dismiss one of the matters was granted without prejudice, but plaintiffs in that case have sought to amend their complaint.  At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1), including, but not limited to, EPA oversight costs for which EPA may attempt to seek reimbursement from the Company, and past costs for which other PRPs may attempt to seek contribution from the Company.

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

Operating Properties

Mueller Copper Tube Products, Inc.

In 1999, Mueller Copper Tube Products, Inc. (MCTP), a wholly owned subsidiary, commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant to remove trichloroethylene, a cleaning solvent formerly used by MCTP.  On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation Report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater from the Arkansas Department of Environmental Quality (ADEQ).  The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.  Effective November 17, 2008, MCTP entered into a Settlement Agreement and Administrative Order by Consent to submit a Supplemental Investigation Work Plan (SIWP) and subsequent Final Remediation Work Plan (RWP) for the site.  By letter dated January 20, 2010, ADEQ approved the SIWP as submitted, with changes acceptable to the Company.  On December 16, 2011, MCTP entered into an amended Administrative Order by Consent to prepare and implement a revised RWP regarding final remediation for the Site.  The remediation system was activated in February 2014.  Costs to implement the work plans, including associated general and administrative costs, are estimated to approximate $0.7 million to $0.9 million over the next four years. The Company has recorded a reserve at the low end of this range.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at December 25, 2021 were $28.9 million.

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

Note 15 – Income Taxes

The components of income before income taxes were taxed under the following jurisdictions:

(In thousands)	2021	2020	2019

Domestic	$518,080	$144,770	$112,812
Foreign	123,059	64,419	53,271

Income before income taxes	$641,139	$209,189	$166,083

Income tax expense consists of the following:

(In thousands)	2021	2020	2019

Current tax expense:
Federal	$107,804	$37,964	$19,066
Foreign	34,455	16,221	12,727
State and local	16,186	5,182	3,892

Current tax expense	158,445	59,367	35,685

Deferred tax expense (benefit):
Federal	(3,504)	(5,991)	1,725
Foreign	2,572	90	(2,311)
State and local	8,345	1,855	158

Deferred tax expense (benefit)	7,413	(4,046)	(428)

Income tax expense	$165,858	$55,321	$35,257

The difference between the reported income tax expense and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes is reconciled as follows:

(In thousands)	2021	2020	2019

Expected income tax expense	$134,639	$43,930	$34,892
State and local income tax, net of federal benefit	21,132	5,949	3,234
Effect of foreign statutory rates different from U.S. and other foreign adjustments	11,185	2,783	(882)
Investment in unconsolidated affiliates	(679)	(387)	538
Other, net	(419)	3,046	(2,525)

Income tax expense	$165,858	$55,321	$35,257

The Company continues to assert that the undistributed earnings of most of its foreign subsidiaries are permanently reinvested. No taxes have been accrued with respect to these undistributed earnings or any outside basis differences. The Company has elected to provide for the tax expense related to global intangible low-taxed income (GILTI) in the year the tax is incurred.

The Company includes interest and penalties related to income tax matters as a component of income tax expense, none of which was material in 2021, 2020, and 2019.

During 2021, the Internal Revenue Service completed its audit of the Company’s 2015 and 2017 tax returns, the results of which were immaterial to the Consolidated Financial Statements. The statute of limitations is open for the Company’s federal tax return for 2018 and all subsequent years.  The statutes of limitations for most state returns are open for 2018 and all subsequent years, and some state and foreign returns are also open for some earlier tax years due to differing statute periods. While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In thousands)	2021	2020

Deferred tax assets:
Inventories	$15,153	$13,910
Other postretirement benefits and accrued items	8,382	11,477
Other reserves	9,962	7,782
Foreign tax attributes	6,410	6,250
State tax attributes, net of federal benefit	12,043	21,178
Stock-based compensation	3,608	3,751
Right of use liability	4,988	6,034
Basis difference in unconsolidated affiliates	7,690	8,478

Total deferred tax assets	68,236	78,860
Less valuation allowance	(26,624)	(27,199)

Deferred tax assets, net of valuation allowance	41,612	51,661

Deferred tax liabilities:
Property, plant, and equipment	45,804	48,990
Right of use asset	5,099	6,157
Other liabilities	1,765	638

Total deferred tax liabilities	52,668	55,785

Net deferred tax liabilities	$(11,056)	$(4,124)

As of December 25, 2021, after consideration of the federal impact, the Company had state income tax credit carryforwards of $1.7 million, all of which expire by 2024, and state net operating loss (NOL) carryforwards with potential tax benefits of $10.4 million, after consideration of the federal impact, expiring between 2022 and 2036.  The state tax credit and NOL carryforwards were fully offset by valuation allowances.

As of December 25, 2021, the Company had other foreign tax attributes with potential tax benefits of $4.6 million, which have an unlimited life and were fully offset by a valuation allowance. The Company also had other foreign tax attributes of $1.8 million, which have limited lives expiring between 2030 and 2038, which are offset by a valuation allowance of $0.6 million. The Company has also recorded a valuation allowance against deferred tax assets related to the book-tax differences in investments in unconsolidated affiliates.

Income taxes paid were approximately $132.9 million in 2021, $49.3 million in 2020, and $41.8 million in 2019.

Note 16 – Equity

The Company’s Board of Directors has extended, until July 2022, its authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 25, 2021, the Company has repurchased approximately 6.5 million shares under this authorization.

Note 17 – Stock-Based Compensation

The Company has in effect stock incentive plans under which stock-based awards have been granted to certain employees and members of its Board of Directors.  Under these existing plans, the Company may grant stock options, restricted stock awards, and performance stock awards. Approximately 1.5 million shares were available for future stock incentive awards at December 25, 2021.

During the years ended December 25, 2021, December 26, 2020, and December 28, 2019, the Company recognized stock-based compensation, as a component of selling, general, and administrative expense, in its Consolidated Statements of Income of $9.8 million, $8.6 million, and $8.7 million, respectively.

The total compensation expense not yet recognized related to stock incentive awards at December 25, 2021 was $21.0 million, with an average expense recognition period of 2.7 years.

The Company generally issues treasury shares when stock options are exercised, or when restricted stock awards or performance stock awards are granted.  A summary of the activity and related information follows:

	Stock Options		Restricted Stock Awards		Performance Stock Awards
(Shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Beginning of period	793	$26.81	706	$30.89	$495	$30.50
Granted	28	46.19	91	44.08	142	43.46
Exercised/Released	(194)	24.20	(217)	32.39	—	—
Forfeited	(12)	31.83	(3)	34.20	(13)	29.61

End of period	615	$28.42	577	$32.40	624	$33.46

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

	2021	2020	2019

Fair value of stock options on grant date	$15.60	$6.81	$8.78
Expected term	7.9 years	7.9 years	7.8 years
Expected price volatility	33.6%	31.9%	28.6%
Risk-free interest rate	1.3%	0.6%	2.4%
Dividend yield	1.1%	1.7%	1.4%

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

The total intrinsic value of options exercised was $3.8 million, $2.4 million, and $1.6 million in 2021, 2020, and 2019, respectively.  The total fair value of options that vested was $0.4 million, $0.7 million, and $1.0 million in 2021, 2020, and 2019.

At December 25, 2021, the aggregate intrinsic value of all outstanding options was $18.5 million with a weighted average remaining contractual term of 4.9 years.  Of the outstanding options, 402 thousand are currently exercisable with an aggregate intrinsic value of $12.8 million, a weighted average exercise price of $26.75, and a weighted average remaining contractual term of 4.3 years.

Restricted Stock Awards

The fair value of each restricted stock award equals the fair value of the Company’s stock on the grant date and is amortized into compensation expense on a straight-line or accrual basis over its vesting period based on its vesting schedule.  The weighted average grant-date fair value of awards granted during 2021, 2020, and 2019 was $44.08, $29.00, and $28.64, respectively.

The aggregate intrinsic value of outstanding and unvested awards was $33.7 million at December 25, 2021.  The total fair value of awards that vested was $7.0 million, $5.6 million, and $5.6 million in 2021, 2020, and 2019, respectively.

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

The weighted average grant-date fair value of awards granted during 2021, 2020, and 2019 was $43.46, $29.61, and $29.11, respectively.

The aggregate intrinsic value of outstanding and unvested awards was $36.5 million at December 25, 2021.

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

The following table provides changes in AOCI by component, net of taxes and noncontrolling interest (amounts in parentheses indicate debits to AOCI):

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/ OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance at December 28, 2019	$(46,198)	$476	$(21,855)	$(1,193)	$(68,770)

Other comprehensive income (loss) before reclassifications	8,859	(4,583)	(3,639)	(132)	505
Amounts reclassified from AOCI	—	5,091	8,291	—	13,382

Balance at December 26, 2020	(37,339)	984	(17,203)	(1,325)	(54,883)

Other comprehensive (loss) income before reclassifications	(4,964)	2,361	4,899	978	3,274
Amounts reclassified from AOCI	—	(2,542)	804	—	(1,738)

Balance at December 25, 2021	$(42,303)	$803	$(11,500)	$(347)	$(53,347)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
(In thousands)	2021	2020	2019	Affected Line Item

Unrealized losses (gains) on derivatives:
Commodity contracts	$(3,848)	$6,337	$(587)	Cost of goods sold
	1,306	(1,246)	101	Income tax expense (benefit)

	$(2,542)	$5,091	$(486)	Net of tax and noncontrolling interests

Amortization of net loss (gain) and prior service cost on employee benefit plans	$—	$11,642	$—	Pension plan termination expense
	963	(998)	960	Other income, net
	(159)	(2,353)	(163)	Income tax benefit

	$804	$8,291	$797	Net of tax and noncontrolling interests

Note 19 – Quarterly Financial Information (Unaudited) (1)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2021
Net sales	$818,148	$1,012,592	$982,248	$956,357
Gross profit (2)	149,730	212,880	237,983	229,763
Consolidated net income (3)	65,238	110,932	172,256	126,698
Net income attributable to Mueller Industries, Inc.	63,107	108,832	170,980	125,601
Basic earnings per share	1.13	1.95	3.05	2.24
Diluted earnings per share	1.11	1.92	3.01	2.21
Dividends per share	0.13	0.13	0.13	0.13

2020
Net sales	$602,919	$500,168	$619,105	$675,851
Gross profit (2)	94,204	97,009	118,325	122,344
Consolidated net income (4)	33,951	28,487	43,957	37,254
Net income attributable to Mueller Industries, Inc.	32,415	27,956	42,702	36,420
Basic earnings per share	0.58	0.50	0.77	0.65
Diluted earnings per share	0.57	0.50	0.76	0.64
Dividends per share	0.10	0.10	0.10	0.10
(1)The sum of quarterly amounts may not equal the annual amounts reported due to rounding. In addition, the earnings per share amounts are computed independently for each quarter, while the full year is based on the weighted average shares outstanding.
(2)Gross profit is net sales less cost of goods sold, which excludes depreciation and amortization.
(3)Includes income earned by H&C Flex, acquired during Q1 2021, and Mueller Middle East, acquired during Q4 2021.
(4)Includes income earned by Shoals Tubular, Inc., acquired during Q1 2020, and Kessler Sales and Distribution, acquired during Q3 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mueller Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mueller Industries, Inc. (the Company) as of December 25, 2021 and December 26, 2020, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 25, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

Defined Benefit Pension Obligation
Description of the Matter
At December 25, 2021 the aggregate defined pension obligation was $84.3 million and exceeded the fair value of pension plan assets of $79.5 million, resulting in an underfunded defined pension obligation of $4.8 million. As disclosed in Notes 1 and 13 to the consolidated financial statements, the Company recognizes the overfunded or underfunded status of the plans as an asset or liability in the consolidated balance sheets with changes in the funded status recorded through comprehensive income in the year in which those changes occur. The obligations for these plans are actuarially determined and affected by assumptions, including discount rates, expected long-term return on plan assets, and certain employee-related factors such as mortality.

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

We involved our actuarial specialist to assist with our procedures. For example, we compared the actuarial assumptions used by management to historical trends and evaluated the change in the defined benefit pension obligation from prior year due to the change in service cost, interest cost, actuarial gains and losses, benefit payments, and contributions. In addition, we evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments that is used to measure the defined benefit pension obligation. As part of this assessment, we compared management’s selected discount rate to an independently developed range of reasonable discount rates. To evaluate the mortality rate assumption, we assessed whether the information is consistent with publicly available information, and whether any market data adjusted for entity-specific factors were applied. Lastly, to evaluate the expected return on plan assets, we assessed whether management’s assumption was consistent with a range of returns for a portfolio of comparative investments.

We have served as the Company’s auditor since 1991.

Memphis, Tennessee
February 23, 2022

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 25, 2021, December 26, 2020, and December 28, 2019

		Additions
(In thousands)	Balance at beginning of year	Charged to costs and expenses	Other additions	Deductions	Balance at end of year

2021
Allowance for doubtful accounts	$1,538	$1,216	$—	$164	$2,590

Environmental reserves	$24,001	$4,964	$—	$1,539	$27,426

Valuation allowance for deferred tax assets	$27,199	$108	$642	$1,325	$26,624

2020
Allowance for doubtful accounts	$770	$1,208	$—	$440	$1,538

Environmental reserves	$20,866	$4,242	$—	$1,107	$24,001

Valuation allowance for deferred tax assets	$23,130	$2,317	$1,898	$146	$27,199

2019
Allowance for doubtful accounts	$836	$(81)	$263	$248	$770

Environmental reserves	$23,619	$1,659	$—	$4,412	$20,866

Valuation allowance for deferred tax assets	$25,311	$2,919	$290	$5,390	$23,130