Form 10-Q
period 2022-03-26
MUELLER INDUSTRIES INC
filed 2022-04-20
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report ended March 26, 2022
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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of April 15, 2022 was 56,902,790.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 26, 2022

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
(In thousands, except per share data)	March 26, 2022	March 27, 2021

Net sales	$1,010,002	$818,148

Cost of goods sold	744,511	668,418
Depreciation and amortization	10,841	11,755
Selling, general, and administrative expense	47,456	45,435
Gain on sale of assets	(5,507)	—

Operating income	212,701	92,540

Interest expense	(158)	(4,469)
Other income, net	780	577

Income before income taxes	213,323	88,648

Income tax expense	(54,199)	(21,761)
Income (loss) from unconsolidated affiliates, net of foreign tax	124	(1,649)

Consolidated net income	159,248	65,238

Net income attributable to noncontrolling interests	(932)	(2,131)

Net income attributable to Mueller Industries, Inc.	$158,316	$63,107

Weighted average shares for basic earnings per share	56,100	55,916
Effect of dilutive stock-based awards	810	756

Adjusted weighted average shares for diluted earnings per share	56,910	56,672

Basic earnings per share	$2.82	$1.13

Diluted earnings per share	$2.78	$1.11

Dividends per share	$0.25	$0.13

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended
(In thousands)	March 26, 2022	March 27, 2021

Consolidated net income	$159,248	$65,238

Other comprehensive income, net of tax:
Foreign currency translation	1,213	4,387
Net change with respect to derivative instruments and hedging activities, net of tax of $(604), $(147)	2,091	493
Net change in pension and postretirement obligation adjustments, net of tax of $(134), $56	420	(91)
Attributable to unconsolidated affiliates, net of tax of $(624), $(577)	2,148	1,987

Total other comprehensive income, net	5,872	6,776

Consolidated comprehensive income	165,120	72,014
Comprehensive income attributable to noncontrolling interests	(899)	(2,552)

Comprehensive income attributable to Mueller Industries, Inc.	$164,221	$69,462

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	March 26, 2022	December 25, 2021
Assets
Current assets:
Cash and cash equivalents	$139,255	$87,924
Accounts receivable, less allowance for doubtful accounts of $2,564 in 2022 and $2,590 in 2021	588,397	471,859
Inventories	471,949	430,244
Other current assets	40,947	28,976

Total current assets	1,240,548	1,019,003

Property, plant, and equipment, net	380,711	385,562
Operating lease right-of-use assets	21,965	23,510
Goodwill, net	172,072	171,330
Intangible assets, net	60,794	61,714
Investments in unconsolidated affiliates	63,069	61,133
Other assets	6,791	6,684

Total assets	$1,945,950	$1,728,936

Liabilities
Current liabilities:
Current portion of debt	$812	$811
Accounts payable	226,712	180,793
Accrued wages and other employee costs	35,001	49,629
Current portion of operating lease liabilities	5,650	6,015
Other current liabilities	183,421	145,191

Total current liabilities	451,596	382,439

Long-term debt, less current portion	1,098	1,064
Pension liabilities	4,408	5,572
Postretirement benefits other than pensions	12,110	11,961
Environmental reserves	17,137	17,678
Deferred income taxes	15,861	14,347
Noncurrent operating lease liabilities	16,010	17,099
Other noncurrent liabilities	21,586	21,813

Total liabilities	539,806	471,973

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 57,239,030 in 2022 and 57,295,961 in 2021	802	802
Additional paid-in capital	288,802	286,208
Retained earnings	1,602,496	1,458,489
Accumulated other comprehensive loss	(47,442)	(53,347)
Treasury common stock, at cost	(474,258)	(470,034)

Total Mueller Industries, Inc. stockholders' equity	1,370,400	1,222,118
Noncontrolling interests	35,744	34,845

Total equity	1,406,144	1,256,963

Commitments and contingencies	—	—

Total liabilities and equity	$1,945,950	$1,728,936

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
(In thousands)	March 26, 2022	March 27, 2021

Cash flows from operating activities
Consolidated net income	$159,248	$65,238
Reconciliation of consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,930	11,775
Stock-based compensation expense	2,573	2,109
Provision for doubtful accounts receivable	125	1,631
(Income) loss from unconsolidated affiliates	(124)	1,649
Gain on disposals of properties	(5,507)	(936)
Deferred income tax expense	258	142
Changes in assets and liabilities, net of effects of businesses acquired and sold:
Receivables	(116,610)	(89,972)
Inventories	(40,803)	(45,590)
Other assets	314	1,230
Current liabilities	54,344	33,941
Other liabilities	(1,752)	(3,703)
Other, net	(137)	(95)

Net cash provided by (used in) operating activities	62,859	(22,581)

Cash flows from investing activities
Capital expenditures	(5,259)	(9,227)
Acquisition of businesses, net of cash acquired	—	(14,029)
Proceeds from sales of assets	6,219	1,730
Dividends from unconsolidated affiliates	959	—

Net cash provided by (used in) investing activities	1,919	(21,526)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
(In thousands)	March 26, 2022	March 27, 2021

Cash flows from financing activities
Repurchase of common stock	(3,972)	—
Issuance of debt	—	100,000
Repayments of debt	(56)	(35,288)
Issuance of debt by consolidated joint ventures, net	—	45
Net cash (used) received to settle stock-based awards	(230)	221

Net cash (used in) provided by financing activities	(4,258)	64,978

Effect of exchange rate changes on cash	301	784

Increase in cash, cash equivalents, and restricted cash	60,821	21,655
Cash, cash equivalents, and restricted cash at the beginning of the period	90,376	127,376

Cash, cash equivalents, and restricted cash at the end of the period	$151,197	$149,031

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended
(In thousands)	March 26, 2022	March 27, 2021

Common stock:
Balance at beginning of period	$802	$802

Balance at end of period	$802	$802

Additional paid-in capital:
Balance at beginning of period	$286,208	$280,051
Acquisition (issuance) of shares under incentive stock option plans	21	553
Stock-based compensation expense	2,573	2,109

Balance at end of period	$288,802	$282,713

Retained earnings:
Balance at beginning of period	$1,458,489	$1,019,694
Net income attributable to Mueller Industries, Inc.	158,316	63,107
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(14,309)	(7,391)

Balance at end of period	$1,602,496	$1,075,410

Accumulated other comprehensive loss:
Balance at beginning of period	$(53,347)	$(54,883)
Total other comprehensive income attributable to Mueller Industries, Inc.	5,905	6,355

Balance at end of period	$(47,442)	$(48,528)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended
(In thousands)	March 26, 2022	March 27, 2021

Treasury stock:
Balance at beginning of period	$(470,034)	$(468,919)
(Acquisition) issuance of shares under incentive stock option plans	(252)	(306)
Repurchase of common stock	(3,972)	(26)

Balance at end of period	$(474,258)	$(469,251)

Noncontrolling interests:
Balance at beginning of period	$34,845	$24,315
Net income attributable to noncontrolling interests	932	2,131
Foreign currency translation	(33)	421

Balance at end of period	$35,744	$26,867

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

Note 1 – Recent Accounting Standards

Adopted

In January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-01, Reference Rate Reform (Topic 848): An Amendment of the FASB Accounting Standards Codification. The new guidance was issued in response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR). Regulators in numerous jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The Company adopted the ASU during the first quarter of 2022. The adoption of the ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Issued

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Am Amendment of the FASB Accounting Standards Codification. The new guidance was issued to improve accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the (i) recognition of an acquired contract liability, and (ii) payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU is effective for fiscal years beginning after December 5, 2022 for public entities. The updated guidance requires prospective adoption, and early adoption is permitted. The Company does not expect the adoption of the ASU to have a material impact on its Condensed Consolidated Financial Statements.

Note 2 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method.

Note 3 – Acquisitions and Dispositions

Acquisitions

Mueller Middle East

On December 7, 2021 the Company entered into an agreement providing for the purchase of an additional 15 percent equity interest in Mueller Middle East for a total of 55 percent, for approximately $20.1 million. The total purchase price consisted of $15.8 million in cash paid at closing (net of cash acquired), a gain recognized on the settlement of preexisting relationships of $2.6 million, a contingent consideration arrangement of $1.0 million, and the fair value of the Company’s existing investment in the joint venture of $0.7 million. Mueller Middle East, which manufactures copper tube, is headquartered in Bahrain. This business complements the company’s existing copper tube business in the Piping Systems segment. Prior to entering into this agreement, the Company was the technical and marketing lead with a 40 percent ownership in a joint venture with Cayan Ventures and Bahrain Mumtalakat Holding Company and accounted for this investment under the equity method of accounting. The Company began consolidating this business for financial reporting purposes in December 2021. Mueller Middle East manufactures and sells copper coils to certain Mueller subsidiaries.

The provisional fair value of the assets acquired totaled $40.5 million, consisting primarily of property, plant, and equipment of $22.5 million, accounts receivable of $10.7 million, inventories of $4.7 million, and other assets of $2.6 million. The provisional fair value of the liabilities assumed totaled $17.1 million, consisting primarily of other liabilities of $12.5 million and accounts payable of $4.6 million. Of the remaining purchase price, $12.1 million was allocated to non-deductible goodwill. The noncontrolling interest in Mueller Middle East is $15.4 million. The purchase price allocation is provisional as of March 26, 2022 and subject to change upon completion of the final valuation of the long-lived assets and noncontrolling interest during the measurement period.

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

The fair value of tangible assets acquired totaled $15.3 million, consisting primarily of property, plant, and equipment of $10.8 million and inventories of $4.5 million. The valuation of the business has been finalized. There were no material changes to the purchase price allocation from the amounts presented in the Company’s 2021 Annual Report on Form 10-K.

Dispositions

Copper Bar

On October 25, 2021, the Company sold its Copper Bar business for approximately $10.1 million. This business manufactured copper bar products used primarily by OEMs in the U.S. and was included in the Industrial Metals segment. The carrying value of the assets disposed totaled $3.6 million, consisting primarily of inventories and long-lived assets. Copper Bar reported net sales of $11.5 million and an operating loss of $0.2 million in the first quarter of 2021.

Die-Mold

On September 2, 2021, the Company entered into a contribution agreement with a limited liability company in the retail distribution business, pursuant to which the Company exchanged the outstanding common stock of Die-Mold for a 17 percent equity interest in the limited liability company. Die-Mold manufactures PEX and other plumbing-related fittings and plastic injection tooling in Canada and sells these products in Canada and the U.S. and was included in the Piping Systems Segment. Die-Mold reported net sales of $3.9 million and operating income of $0.7 million in the first quarter of 2021. As a result of the transaction, the Company recognized a gain of $4.7 million in the third quarter of 2021 based on the excess of the fair value of the consideration received (the 17 percent equity interest) over the carrying value of Die-Mold. The Company utilized a market comparable companies approach using an EBITDA multiple to determine the fair value of the consideration received of $22.8 million, which is recognized within the Investments in unconsolidated affiliates line of the Condensed Consolidated Balance Sheet. The excess of the fair value of the deconsolidated subsidiary over its carrying value resulted in the gain.

Fabricated Tube Products and Shoals Tubular, Inc.

On July 28, 2021, the Company entered into a purchase agreement with J.W. Harris Co., Inc. and Lincoln Electric Holdings, Inc., pursuant to which the Company sold the assets of Fabricated Tube Products (FTP) and all of the outstanding stock of Soals Tubular, Inc. (STI) for approximately $75.7 million. These businesses manufacture and fabricate valves and assemblies, brazed manifolds, headers, and distributor assemblies used primarily by manufacturers of residential heating and air conditioning units in the U.S. and were included in the Climate segment. They reported combined net sales of $14.8 million and operating income of $2.2 million in the first quarter of 2021. The carrying value of the assets disposed totaled $32.7 million, consisting primarily of accounts receivable, inventories, and long-lived assets. The carrying value of the liabilities disposed totaled $3.6 million, consisting primarily of accounts payable. As a result of the transaction, the Company recognized a pre-tax gain of $46.6 million on the sale of these businesses in the Condensed Consolidating Financial Statements.

Note 4 – Segment Information

Each of the Company’s reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

Piping Systems

Piping Systems is composed of the following operating segments: Domestic Piping Systems Group, Great Lakes Copper, Heatlink Group, European Operations, Trading Group, Jungwoo-Mueller (the Company’s South Korean joint venture), and Mueller Middle East (the Company’s Bahraini joint venture).  The Domestic Piping Systems Group manufactures and distributes copper tube, fittings, and line sets.  These products are manufactured in the U.S., sold in the U.S., and exported to markets worldwide.  Outside the U.S., Great Lakes Copper manufactures copper tube and line sets in Canada and sells the products primarily in the U.S. and Canada. Heatlink Group produces a complete line of products for PEX plumbing and radiant systems in Canada and sells these products in Canada and the U.S. European Operations manufactures copper tube in the U.K. which is sold primarily in Europe.  The Trading Group manufactures pipe nipples and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products in the U.S. and Mexico.  Jungwoo-Mueller manufactures copper-based joining products that are sold worldwide.  Mueller Middle East manufactures copper tube and serves markets in the Middle East and Northern Africa. The Piping Systems segment’s products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, building product retailers, and air-conditioning original equipment manufacturers (OEMs).

Beginning in fiscal year 2022, the results of Precision Tube are included in the Industrial Metals segment prospectively as the impact to prior periods was not material. The business was previously reported in the Piping Systems segment. This change was made to reflect the Company’s internal management reporting structure.

Industrial Metals

Industrial Metals is composed of the following operating segments: Brass Rod, Impacts & Micro Gauge, Brass Value-Added Products, and Precision Tube.  These businesses manufacture brass rod, impact extrusions, and forgings, specialty copper, copper alloy, and aluminum tube, as well as a wide variety of end products including plumbing brass, automotive components, valves, fittings, and gas assemblies.  These products are manufactured in the U.S. and sold primarily to OEMs in the U.S., many of which are in the industrial, transportation, construction, heating, ventilation, and air-conditioning, plumbing, refrigeration, and energy markets.

Climate

Climate is composed of the following operating segments: Refrigeration Products, Westermeyer, Turbotec, Flex Duct, and Linesets, Inc. These domestic businesses manufacture refrigeration valves and fittings, high pressure components, coaxial heat exchangers, insulated HVAC flexible duct systems, and line sets primarily for the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

Summarized segment information is as follows:

	For the Quarter Ended March 26, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$703,430	$174,312	$140,622	$(8,362)	$1,010,002

Cost of goods sold	514,187	145,710	93,957	(9,343)	744,511
Depreciation and amortization	5,400	1,944	2,352	1,145	10,841
Selling, general, and administrative expense	23,355	3,399	7,613	13,089	47,456
Gain on sale of assets	—	—	—	(5,507)	(5,507)

Operating income	160,488	23,259	36,700	(7,746)	212,701

Interest expense					(158)
Other income, net					780

Income before income taxes					$213,323

	For the Quarter Ended March 27, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$547,748	$164,852	$111,026	$(5,478)	$818,148

Cost of goods sold	450,354	140,891	84,082	(6,909)	668,418
Depreciation and amortization	6,210	1,743	2,629	1,173	11,755
Selling, general, and administrative expense	24,086	3,371	6,980	10,998	45,435

Operating income	67,098	18,847	17,335	(10,740)	92,540

Interest expense					(4,469)
Other income, net					577

Income before income taxes					$88,648

The following table presents total assets attributable to each segment:

(In thousands)	March 26, 2022	December 25, 2021

Segment assets:
Piping Systems	$1,275,856	$1,160,272
Industrial Metals	199,157	173,290
Climate	272,308	250,107
General Corporate	198,629	145,267

	$1,945,950	$1,728,936

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended March 26, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$571,510	$—	$—	$571,510
Brass rod and forgings	—	136,533	—	136,533
OEM components, tube & assemblies	—	20,096	29,092	49,188
Valves and plumbing specialties	131,920	—	—	131,920
Flex duct and other HVAC components	—	—	111,530	111,530
Other	—	17,683	—	17,683

	703,430	174,312	140,622	1,018,364

Intersegment sales				(8,362)

Net sales				$1,010,002

	For the Quarter Ended March 27, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$426,139	$—	$—	$426,139
Brass rod and forgings	—	131,262	—	131,262
OEM components, tube & assemblies	8,555	11,033	38,067	57,655
Valves and plumbing specialties	113,054	—	—	113,054
Flex duct and other HVAC components	—	—	72,959	72,959
Other	—	22,557	—	22,557

	547,748	164,852	111,026	823,626

Intersegment sales				(5,478)

Net sales				$818,148

Note 5 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	March 26, 2022	December 25, 2021

Cash & cash equivalents	$139,255	$87,924
Restricted cash included within other current assets	11,839	2,349
Restricted cash included within other assets	103	103

Total cash, cash equivalents, and restricted cash	$151,197	$90,376

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 6 – Inventories

(In thousands)	March 26, 2022	December 25, 2021

Raw materials and supplies	$162,623	$130,133
Work-in-process	64,130	64,989
Finished goods	255,061	245,226
Valuation reserves	(9,865)	(10,104)

Inventories	$471,949	$430,244

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

At March 26, 2022, the Company held open futures contracts to purchase approximately $65.3 million of copper over the next 18 months related to fixed price sales orders.  The fair value of those futures contracts was a $4.4 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At March 26, 2022, this amount was approximately $2.7 million of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At March 26, 2022, the Company held open futures contracts to sell approximately $140.4 million of copper over the next nine months related to copper inventory.  The fair value of those futures contracts was a $4.3 million net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	March 26, 2022	December 25, 2021	Balance Sheet Location	March 26, 2022	December 25, 2021

Commodity contracts - gains	Other current assets	$4,471	$1,150	Other current liabilities	$466	$—
Commodity contracts - losses	Other current assets	(41)	(46)	Other current liabilities	(4,798)	(353)

Total derivatives (1)		$4,430	$1,104		$(4,332)	$(353)
(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended
(In thousands)	Location	March 26, 2022	March 27, 2021

Undesignated derivatives:
Gain (loss) on commodity contracts (nonqualifying)	Cost of goods sold	3,425	(8,530)

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended March 26, 2022
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$3,781	Cost of goods sold	$(1,722)
Other	32	Other	—

Total	$3,813	Total	$(1,722)

Amounts recognized in and reclassified from AOCI (continued):

	For the Quarter Ended March 27, 2021
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	(Gain) Loss Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$1,491	Cost of goods sold	$(996)
Other	(3)	Other	1

Total	$1,488	Total	$(995)

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At March 26, 2022 and December 25, 2021, the Company had recorded restricted cash in other current assets of $11.2 million and $2.0 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Long-Term Debt

The fair value of long-term debt at March 26, 2022 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

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

(In thousands)	March 26, 2022	December 25, 2021

Current assets	$219,201	$214,550
Noncurrent assets	79,100	76,406
Current liabilities	172,109	169,155
Noncurrent liabilities	47,078	46,059

	For the Quarter Ended
(In thousands)	March 26, 2022	March 27, 2021

Net sales	$125,967	$97,329
Gross profit	18,775	9,699
Net loss	(1,206)	(3,299)

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarter ended March 26, 2022 included net losses of $0.6 million for Tecumseh.

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarter ended March 27, 2021 included net losses of $1.6 million for Tecumseh.

Retail Distribution

On September 2, 2021, the Company acquired a 17 percent noncontrolling equity interest in a limited liability company in the retail distribution business by contributing the outstanding common stock of Die-Mold in exchange for the equity method interest. The transaction was recorded as a deconsolidation of a subsidiary and the recognition of an equity method investment at fair value, as described in “Note 3 - Acquisitions and Dispositions.” This investment is recorded using the equity method of accounting. The Company records its proportionate share of the investee’s net income or loss one month in arrears as income (loss) from unconsolidated affiliates in the Condensed Consolidated Statements of Income. The Company’s proportionate share of the investee’s other comprehensive income (loss), net of income taxes, is recorded in the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statement of Changes in Equity.

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarter ended March 26, 2022 included net income of $0.7 million for the retail distribution business.

Note 9 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended
(In thousands)	March 26, 2022	March 27, 2021

Pension benefits:
Interest cost	$394	$313
Expected return on plan assets	(967)	(904)
Amortization of net loss	244	378

Net periodic benefit income	$(329)	$(213)

Other benefits:
Service cost	$72	$65
Interest cost	103	87
Amortization of prior service credit	(118)	(118)
Amortization of net gain	(58)	(31)

Net periodic benefit (income) cost	$(1)	$3

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

In February 2022, the Company reached a settlement with another PRP relating to these three sites. Under the terms of that agreement, the Company paid $5.6 million, which was previously reserved, in exchange for the other PRP’s agreement to conduct or fund any required remediation with the geographic boundaries of the three sites (namely, the parcel(s) on which the former smelters were located), plus coverage of certain off-site areas (namely, contamination that migrated by surface water runoff or air emissions from the Altoona or East La Harpe site, and smelter materials located within 50 feet of the geographic boundary of each site). The settlement does not cover certain matters, including potential liability related to the remediation of the town of Iola which is not estimable at this time. The other PRP will also provide an indemnity that would cover third-party cleanup claims for those sites, subject to a time limit and a cap.

Altoona. Another PRP conducted a site investigation of the Altoona site under a consent decree with KDHE and submitted a removal site evaluation report recommending a remedy.  The remedial design plan, which covers both on-site and certain off-site cleanup costs, was approved by the KDHE in 2016.  Construction of the remedy was completed in 2018.

East La Harpe. At the East La Harpe site, the Company and two other PRPs conducted a site study evaluation under KDHE supervision and prepared a site cleanup plan approved by KDHE.  In 2016, the corporate parent (Peabody Energy) of a third party that the Company understands may owe indemnification obligations to one of the other PRPs (Blue Tee) in connection with the East La Harpe site filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  KDHE has extended the deadline for the PRPs to develop a repository design plan to allow for wetlands permitting to take place.  In December 2018, KDHE provided a draft agreement which contemplates the use of funds KDHE obtained from two other parties (Peabody Energy and Blue Tee) to fund part of the remediation, and removes Blue Tee from the PRPs’ agreement with KDHE. The Company is currently negotiating the terms of that draft agreement, but pursuant to the terms of the settlement with the other PRP noted above, the Company expects the remediation to be conducted and paid for entirely by the other PRP.

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

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980s, of implementing various remedial measures, including sealing mine portals with concrete plugs in portals that were discharging water.  The sealing program achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 QCB Order, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage, and again extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new 10-year permit will include an order requiring continued implementation of BMP through 2032 to address residual discharges of acid rock drainage.  The Company currently estimates that it will spend between approximately $14.0 million and $16.0 million for remediation at these sites over the next 30 years and has accrued a reserve at the low end of this range.

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). The Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs currently estimate it will cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs.  As of March 26, 2022, the Company has made payments of approximately $7.6 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs, and has reserved its rights to petition the EPA for reimbursement of any costs incurred to comply with the UAOs upon the completion of the work required therein.  In March 2022, Lead Refinery entered into an administrative settlement agreement and order on consent with the EPA, along with the four other PRPs, which involves payment of certain past and future costs relating to operable unit 1, in exchange for certain releases and contribution protection for the Company, Lead Refinery and their respective affiliates relating to that operable unit. The Company reserved $3.3 million for this settlement in the third quarter of 2021. In March 2018, a group of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in civil tort action relating to the site. The Company, Arava, and MRRC have been voluntarily dismissed from that litigation without prejudice. Lead Refinery’s motion to dismiss the matter was granted without prejudice, but plaintiffs in that case have sought to amend their complaint.  At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1), including, but not limited to, EPA oversight costs for which the EPA may attempt to seek reimbursement from the Company, and past costs for which other PRPs may attempt to seek contribution from the Company.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at March 26, 2022 were $28.9 million.

Note 11 – Income Taxes

The Company’s effective tax rate for the first quarter of 2022 was 25 percent compared with 25 percent for the same period last year.  The primary items impacting the effective tax rate for the first quarter of 2022 were increases related to the provision for state income taxes, net of the federal benefit, of $7.1 million, the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $1.7 million, and other items of $0.6 million.

The items impacting the effective tax rate for the first quarter of 2021 were the provision for state income taxes, net of the federal benefit, of $2.4 million, and other items of $0.7 million.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions. The statute of limitations is open for the Company’s federal tax returns for 2018 and all subsequent years. The statutes of limitations for most state returns are open for 2018 and all subsequent years, and some state and foreign returns are also open for some earlier tax years due to differing statute periods. While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Quarter Ended March 26, 2022
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 25, 2021	$(42,303)	$803	$(11,500)	$(347)	$(53,347)

Other comprehensive income before reclassifications	1,246	3,813	357	2,148	7,564
Amounts reclassified from AOCI	—	(1,722)	63	—	(1,659)

Net current-period other comprehensive income	1,246	2,091	420	2,148	5,905

Balance as of March 26, 2022	$(41,057)	$2,894	$(11,080)	$1,801	$(47,442)

	For the Quarter Ended March 27, 2021
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 26, 2020	$(37,339)	$984	$(17,203)	$(1,325)	$(54,883)

Other comprehensive income (loss) before reclassifications	3,966	1,488	(283)	1,987	7,158
Amounts reclassified from AOCI	—	(995)	192	—	(803)

Net current-period other comprehensive income (loss)	3,966	493	(91)	1,987	6,355

Balance as of March 27, 2021	$(33,373)	$1,477	$(17,294)	$662	$(48,528)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended
(In thousands)	March 26, 2022	March 27, 2021	Affected line item

Unrealized gains on derivative commodity contracts	$(2,224)	$(248)	Cost of goods sold
	502	68	Income tax expense

	$(1,722)	$(180)	Net of tax and noncontrolling interests

Amortization of net loss and prior service cost on employee benefit plans	$68	$229	Other income, net
	(5)	(37)	Income tax benefit

	$63	$192	Net of tax and noncontrolling interests

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

•Industrial Metals: The Industrial Metals segment is composed of Brass Rod, Impacts & Micro Gauge, Brass Value-Added Products, and Precision Tube. The segment manufactures and sells brass rod, bar, and shapes; aluminum and brass forgings; aluminum impact extrusions; gas valves and assemblies; and specialty copper, copper alloy, and aluminum tube. The segment manufactures and sells its products primarily to domestic OEMs in the industrial, transportation, construction, heating, ventilation, and air-conditioning, plumbing, refrigeration, and energy markets.

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

According to the U.S. Census Bureau, the March 2022 seasonally adjusted annual rate of new housing starts was 1.79 million, compared to the March 2021 rate of 1.73 million. The average 30-year fixed mortgage rate was 3.79 percent for the first quarter of 2022 and 2.96 percent for the twelve months ended December 2021. The private non-residential construction sector includes offices, industrial, health care, and retail projects. According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $503.0 billion in February 2022 compared to the February 2021 rate of $458.4 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first quarter of 2022 and 2021:

	For the Quarter Ended		Percent Change
(In thousands)	March 26, 2022	March 27, 2021	2022 vs. 2021

Net sales	$1,010,002	$818,148	23.4%
Operating income	212,701	92,540	129.8
Net income	158,316	63,107	150.9

The following are components of changes in net sales compared to the prior year:

Quarter-to- Date
Net selling price in core product lines	20.4%
Unit sales volume in core product lines	(2.3)
Acquisitions	2.5
Dispositions	(3.3)
Other	6.1

23.4%

The increase in net sales during the first quarter of 2022 was primarily due to (i) higher net selling prices of $166.8 million in our core product lines, primarily copper tube, copper fittings, brass rod, and forgings, (ii) an increase in sales of $50.6 million in our non-core product lines, (iii) incremental sales of $10.5 million recorded by H&C Flex (H&C), acquired in January 2021, and (iv) sales of $10.2 million recorded by Mueller Middle East (MME), acquired in December 2021. These increases were partially offset by (i) a decrease in sales of $27.1 million as a result of the dispositions of Copper Bar, Die-Mold, FTP, and STI in the second half of 2021 and (ii) lower unit sales volume of $19.1 million in our core product lines.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2022 and 2021:

	For the Quarter Ended
(In thousands)	March 26, 2022	March 27, 2021

Cost of goods sold	$744,511	$668,418
Depreciation and amortization	10,841	11,755
Selling, general, and administrative expense	47,456	45,435
Gain on sale of assets	(5,507)	—

Operating expenses	$797,301	$725,608

	For the Quarter Ended
	March 26, 2022	March 27, 2021

Cost of goods sold	73.7%	81.7%
Depreciation and amortization	1.1	1.4
Selling, general, and administrative expense	4.6	5.6
Gain on sale of assets	(0.5)	—

Operating expenses	78.9%	88.7%

Cost of goods sold increased in the first quarter of 2022 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 26.3 percent compared with 18.3 percent in the prior year quarter. The increase in gross margin percent reflects effective price management in response to significant inflation in wages, and material, consumable, freight, and distribution costs. Depreciation and amortization decreased in first quarter of 2022 as a result of long-lived assets of businesses sold. Selling, general, and administrative expense increased in the first quarter of 2022 primarily as a result of (i) an increase in agent commissions of $2.1 million, (ii) incremental expenses of $0.7 million associated with MME and H&C, and (iii) higher employment costs, including incentive compensation and healthcare, of $0.5 million. These increases were partially offset by the absence of expenses associated with Die-Mold, FTP, and STI of $1.3 million. In addition, during the first quarter of 2022 we recognized a gain of $5.5 million on the sale of a building.

Interest expense decreased for the first quarter of 2022 primarily as a result of the redemption of our Subordinated Debentures during the second quarter of 2021. Other income, net, was consistent with the first quarter of 2021.

Our effective tax rate for the first quarter of 2022 was 25 percent compared with 25 percent for the same period last year.  The items impacting the effective tax rate were increases related to the provision for state income taxes, net of the federal benefit, of $7.1 million, the effect of foreign tax rates higher than statutory tax rates and other foreign items of $1.7 million, and other items of $0.6 million.

For the first quarter of 2021, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to the provision for state income taxes, net of the federal benefit, of $2.4 million and other items of $0.7 million.

During the first quarter of 2022 and the first quarter of 2021, we recognized income of $0.1 million and losses of $1.6 million, respectively, on our investments in unconsolidated affiliates.

Piping Systems Segment

The following table compares summary operating results for the first quarter of 2022 and 2021 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 26, 2022	March 27, 2021	2022 vs. 2021

Net sales	$703,430	$547,748	28.4%
Operating income	160,488	67,098	139.2

The following are components of changes in net sales compared to the prior year:

Quarter-to- Date
Net selling price in core product lines	26.8%
Unit sales volume in core product lines	(1.3)
Acquisitions	1.9
Dispositions	(0.7)
Other	1.7

28.4%

The increase in net sales during the first quarter of 2022 was primarily attributable to (i) higher net selling prices in the segment’s core product lines, primarily copper tube and copper fittings, of $145.2 million, (ii) higher unit sales volume of $9.8 million in the segment’s U.S. core product lines, (iii) an increase in sales of $15.1 million in the segment’s non-core product lines, and (iv) sales of $10.2 million recorded by MME. These increases were partially offset by (i) lower unit sales volume of

$16.9 million in the segment’s non-U.S. businesses and (ii) a decrease in sales of $3.9 million as a result of the disposition of Die-Mold in the third quarter of 2021.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2022 and 2021:

	For the Quarter Ended
(In thousands)	March 26, 2022	March 27, 2021

Cost of goods sold	$514,187	$450,354
Depreciation and amortization	5,400	6,210
Selling, general, and administrative expense	23,355	24,086

Operating expenses	$542,942	$480,650

	For the Quarter Ended
	March 26, 2022	March 27, 2021

Cost of goods sold	73.1%	82.2%
Depreciation and amortization	0.8	1.1
Selling, general, and administrative expense	3.3	4.5

Operating expenses	77.2%	87.8%

The increase in cost of goods sold during the first quarter of 2022 was primarily due to the increase in the average cost of copper, our principal raw material.  Gross margin as a percentage of sales was 26.9 percent compared with 17.8 percent in the prior year quarter. The increase in gross margin percent reflects effective price management in response to significant inflation in wages, and material, consumable, freight, and distribution costs. Depreciation and amortization decreased in first quarter of 2022 as a result of long-lived assets of businesses sold. Selling, general, and administrative expense decreased for the first quarter of 2022 primarily as a result of (i) lower advertising and promotion expenses of $0.5 million, (ii) lower product liability expenses of $0.4 million, and (iii) lower expenses of $0.2 million associated with businesses disposed. These decreases were partially offset by (i) higher employment costs, including incentive compensation and healthcare, of $0.3 million and (ii) expenses associated with MME of $0.3 million.

Industrial Metals Segment

The following table compares summary operating results for the first quarter of 2022 and 2021 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 26, 2022	March 27, 2021	2022 vs. 2021

Net sales	$174,312	$164,852	5.7%
Operating income	23,259	18,847	23.4

The following are components of changes in net sales compared to the prior year:

Quarter-to- Date
Net selling price in core product lines	12.9%
Unit sales volume in core product lines	(7.2)
Dispositions	(5.4)
Other	5.4

5.7%

The increase in net sales during the first quarter of 2022 was primarily due to higher net selling prices of $21.6 million in the segment’s core product lines, primarily brass rod and forgings. This increase was partially offset by lower unit sales volume of $12.0 million in the segment’s core product lines and (ii) a decrease in sales of $9.0 million as a result of the disposition of Copper Bar in the fourth quarter of 2021.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2022 and 2021:

	For the Quarter Ended
(In thousands)	March 26, 2022	March 27, 2021

Cost of goods sold	$145,710	$140,891
Depreciation and amortization	1,944	1,743
Selling, general, and administrative expense	3,399	3,371

Operating expenses	$151,053	$146,005

	For the Quarter Ended
	March 26, 2022	March 27, 2021

Cost of goods sold	83.6%	85.5%
Depreciation and amortization	1.1	1.1
Selling, general, and administrative expense	2.0	2.0

Operating expenses	86.7%	88.6%

The increase in cost of goods sold during the first quarter of 2022 was primarily due to the increase in the price of copper.  Gross margin as a percentage of sales was 16.4 percent compared with 14.5 percent in the prior year quarter. The increase in gross margin percent reflects effective price management in response to significant inflation in wages, and material, consumable, freight, and distribution costs. Depreciation and amortization and selling, general, and administrative expense were consistent with the first quarter of 2021.

Climate Segment

The following table compares summary operating results for the first quarter of 2022 and 2021 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 26, 2022	March 27, 2021	2022 vs. 2021

Net sales	$140,622	$111,026	26.7%
Operating income	36,700	17,335	111.7

Sales for the first quarter of 2022 increased primarily as a result of strong demand and an increase in price in certain product lines, as well as incremental sales of $10.5 million recorded by H&C.  These increases were partially offset by a decrease in sales of $14.2 million as a result of the dispositions of FTP and STI during the third quarter of 2021.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2022 and 2021:

	For the Quarter Ended
(In thousands)	March 26, 2022	March 27, 2021

Cost of goods sold	$93,957	$84,082
Depreciation and amortization	2,352	2,629
Selling, general and administrative expense	7,613	6,980

Operating expenses	$103,922	$93,691

	For the Quarter Ended
	March 26, 2022	March 27, 2021

Cost of goods sold	66.8%	75.7%
Depreciation and amortization	1.7	2.4
Selling, general and administrative expense	5.4	6.3

Operating expenses	73.9%	84.4%

Cost of goods sold increased during the first quarter of 2022, consistent with the increase in net sales.  Gross margin as a percentage of sales was 33.2 percent compared with 24.3 percent in the prior year quarter. The increase in gross margin percent reflects effective price management in response to significant inflation in wages, and material, consumable, freight, and distribution costs. Depreciation and amortization decreased by $0.3 million as a result of long-lived assets of businesses sold. Selling, general, and administrative expense increased primarily due to (i) an increase in agent commissions of $2.4 million and (ii) incremental expenses associated with H&C of $0.4 million. These increases were partially offset by (i) lower employment costs, including incentive compensation, of $1.3 million and (iii) the absence of expenses associated with FTP and STI of $1.1 million.

Liquidity and Capital Resources

The following table presents selected financial information for the first quarter of 2022 and 2021:

(In thousands)	2022	2021

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$60,821	$21,655
Property, plant, and equipment, net	(4,851)	8,281
Total debt	35	64,864
Working capital, net of cash and current debt	101,058	110,409

Net cash provided by (used in) operating activities	62,859	(22,581)
Net cash provided by (used in) investing activities	1,919	(21,526)
Net cash (used in) provided by financing activities	(4,258)	64,978

Cash Flows from Operating Activities

During the quarter ended March 26, 2022, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $159.2 million, (ii) an increase in current liabilities of $54.3 million, (iii) depreciation and amortization of $10.9 million, and (iv) stock-based compensation expense of $2.6 million. These increases were largely offset by (i) an increase in accounts receivable of $116.6 million, (ii) an increase in inventories of $40.8 million, and (iii) the gain of $5.5 million recognized on the sale of a building.

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

Cash Flows from Investing Activities

The major components of net cash provided by investing activities during the quarter ended March 26, 2022 included proceeds from the sale of properties of $6.2 million. This source was partially offset by capital expenditures of $5.3 million.

The major components of net cash used in investing activities during the quarter ended March 27, 2021 included (i) $14.0 million for the purchase of H&C, net of cash acquired, and (ii) capital expenditures of $9.2 million. These uses were partially offset by proceeds from the sale of properties of $1.7 million.

Cash Flows from Financing Activities

For the quarter ended March 26, 2022, net cash used in financing activities consisted primarily of $4.0 million used to repurchase common stock.

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

As of March 26, 2022, we had $139.3 million of cash on hand and $371.1 million available to be drawn under the Credit Agreement. Our current ratio was 2.7 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $6.3 million during the first quarter of 2022, which included a $5.6 million settlement related to the Southeast Kansas Sites.  We expect to spend approximately $4.1 million over the next twelve months for ongoing environmental remediation activities.

The Company declared a quarterly cash dividend of 25.0 cents and 13.0 cents per common share during the first quarters of 2022 and 2021, respectively.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of March 26, 2022, the Company’s total debt was $1.9 million or 0.1 percent of its total capitalization.

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures March 31, 2026.  There were no borrowings outstanding under the Credit Agreement as of March 26, 2022. The Credit Agreement backed approximately $28.9 million in letters of credit at the end of the first quarter of 2022.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of March 26, 2022, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until July 2022, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 26, 2022, the Company has repurchased approximately 6.6 million shares under this authorization.

Contractual Cash Obligations

There have been no significant changes in our contractual cash obligations reported at December 25, 2021.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At March 26, 2022, we held open futures contracts to purchase approximately $65.3 million of copper over the next 18 months related to fixed-price sales orders and to sell approximately $140.4 million of copper over the next nine months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of March 26, 2022, we held no open futures contracts to purchase natural gas.

Interest Rates

At March 26, 2022, we had no variable-rate debt outstanding.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on the Secured Overnight Financing Rate (SOFR).

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At March 26, 2022, we had open forward contracts with a financial institution to sell approximately 6.3 million euros, 19.2 million Swedish kronor, and 11.2 million Norwegian kroner through July 2022.

The Company’s primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars.  The primary currencies to which we are exposed include the Canadian dollar, the British pound sterling, the Mexican peso, the South Korean won, and the Bahraini dinar.  The Company generally views its investments in foreign subsidiaries with a functional currency other than the U.S. dollar as long-term.  As a result, we generally do not hedge these net investments.

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political, and technological factors, among others, which could cause actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  In addition to those factors discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 25, 2021, such factors include: (i) the current and projected future business environment, including interest rates capital and consumer spending, and the impact of the COVID-19 pandemic; (ii) the domestic housing and commercial construction industry environment; (iii) availability and price fluctuations in commodities (including copper, natural gas, and other raw materials, including crude oil that indirectly affects plastic resins); (iv) competitive factors and competitor responses to the Company’s initiatives; (v) stability of government laws and regulations, including taxes; (vi) availability of financing; and (vii) continuation of the environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of March 26, 2022.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 26, 2022 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 26, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The Company is exposed to risk as it operates its businesses.  To provide a framework to understand the operating environment of the Company, we have provided a brief explanation of the more significant risks associated with our businesses in our 2021 Annual Report on Form 10-K.  There have been no material changes in risk factors that were previously disclosed in our 2021 Annual Report on Form 10-K. Additionally, the operating results of the Company’s unconsolidated affiliates may be adversely affected by unfavorable economic and market conditions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2022, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 26, 2022, the Company had repurchased approximately 6.6 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended March 26, 2022.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

December 26, 2021 - January 22, 2022	—	$—	—	13,478,744
January 23, 2022 - February 19, 2022	1,599	$57.97	—	13,478,744
February 20, 2022 - March 26, 2022	86,097	$55.34	72,273	13,406,471
Total	87,696		72,273
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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
April 20, 2022	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
April 20, 2022	Anthony J. Steinriede
Date	Vice President – Corporate Controller