Form 10-Q
period 2022-06-25
MUELLER INDUSTRIES INC
filed 2022-07-20
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report ended June 25, 2022
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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of July 15, 2022 was 56,683,718.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 25, 2022

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands, except per share data)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021

Net sales	$1,150,042	$1,012,592	$2,160,044	$1,830,740

Cost of goods sold	820,914	799,712	1,565,425	1,468,130
Depreciation and amortization	11,302	11,134	22,143	22,889
Selling, general, and administrative expense	48,956	43,932	96,412	89,367
Gain on sale of assets	—	—	(5,507)	—

Operating income	268,870	157,814	481,571	250,354

Interest expense	(147)	(1,866)	(305)	(6,335)
Redemption premium	—	(5,674)	—	(5,674)
Other income, net	2,203	683	2,983	1,260

Income before income taxes	270,926	150,957	484,249	239,605

Income tax expense	(68,290)	(39,006)	(122,489)	(60,767)
Income (loss) from unconsolidated affiliates, net of foreign tax	4,888	(1,019)	5,012	(2,668)

Consolidated net income	207,524	110,932	366,772	176,170

Net income attributable to noncontrolling interests	(972)	(2,100)	(1,904)	(4,231)

Net income attributable to Mueller Industries, Inc.	$206,552	$108,832	$364,868	$171,939

Weighted average shares for basic earnings per share	55,787	55,946	55,943	55,931
Effect of dilutive stock-based awards	741	866	776	811

Adjusted weighted average shares for diluted earnings per share	56,528	56,812	56,719	56,742

Basic earnings per share	$3.70	$1.95	$6.52	$3.07

Diluted earnings per share	$3.65	$1.92	$6.43	$3.03

Dividends per share	$0.25	$0.13	$0.50	$0.26

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021

Consolidated net income	$207,524	$110,932	$366,772	$176,170

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(17,120)	3,515	(15,907)	7,902
Net change with respect to derivative instruments and hedging activities, net of tax of $3,450, $961, $2,846, and $814	(11,886)	(3,337)	(9,795)	(2,844)
Net change in pension and postretirement obligation adjustments, net of tax of $31, $1, $(103), and $57	(299)	74	121	(17)
Attributable to unconsolidated affiliates, net of tax of $(656), $219, $(1,280), and $(358)	2,261	(753)	4,409	1,234

Total other comprehensive (loss) income, net	(27,044)	(501)	(21,172)	6,275

Consolidated comprehensive income	180,480	110,431	345,600	182,445
Comprehensive loss (income) attributable to noncontrolling interests	584	(1,333)	(315)	(3,885)

Comprehensive income attributable to Mueller Industries, Inc.	$181,064	$109,098	$345,285	$178,560

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	June 25, 2022	December 25, 2021
Assets
Current assets:
Cash and cash equivalents	$202,501	$87,924
Accounts receivable, less allowance for doubtful accounts of $2,577 in 2022 and $2,590 in 2021	611,578	471,859
Inventories	475,951	430,244
Other current assets	45,726	28,976

Total current assets	1,335,756	1,019,003

Property, plant, and equipment, net	388,139	385,562
Operating lease right-of-use assets	22,870	23,510
Goodwill, net	162,630	171,330
Intangible assets, net	60,508	61,714
Investments in unconsolidated affiliates	70,225	61,133
Other assets	6,844	6,684

Total assets	$2,046,972	$1,728,936

Liabilities
Current liabilities:
Current portion of debt	$1,112	$811
Accounts payable	208,869	180,793
Accrued wages and other employee costs	43,586	49,629
Current portion of operating lease liabilities	5,725	6,015
Other current liabilities	159,479	145,191

Total current liabilities	418,771	382,439

Long-term debt, less current portion	1,131	1,064
Pension liabilities	4,684	5,572
Postretirement benefits other than pensions	11,924	11,961
Environmental reserves	16,300	17,678
Deferred income taxes	11,712	14,347
Noncurrent operating lease liabilities	15,899	17,099
Other noncurrent liabilities	20,928	21,813

Total liabilities	501,349	471,973

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 56,730,133 in 2022 and 57,295,961 in 2021	802	802
Additional paid-in capital	291,228	286,208
Retained earnings	1,794,811	1,458,489
Accumulated other comprehensive loss	(72,930)	(53,347)
Treasury common stock, at cost	(503,448)	(470,034)

Total Mueller Industries, Inc. stockholders' equity	1,510,463	1,222,118
Noncontrolling interests	35,160	34,845

Total equity	1,545,623	1,256,963

Commitments and contingencies	—	—

Total liabilities and equity	$2,046,972	$1,728,936

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
(In thousands)	June 25, 2022	June 26, 2021

Cash flows from operating activities
Consolidated net income	$366,772	$176,170
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	22,322	22,975
Stock-based compensation expense	5,171	4,817
Provision for doubtful accounts receivable	151	1,280
(Income) loss from unconsolidated affiliates	(5,012)	2,668
Redemption premium	—	5,674
Gain on disposals of properties	(6,800)	(819)
Deferred income tax (benefit) expense	(373)	3,252
Changes in assets and liabilities, net of effects of businesses acquired and sold:
Receivables	(146,438)	(190,944)
Inventories	(49,354)	(63,949)
Other assets	(6,095)	(5,482)
Current liabilities	28,906	50,456
Other liabilities	(4,283)	3,429
Other, net	(433)	(247)

Net cash provided by operating activities	204,534	9,280

Cash flows from investing activities
Capital expenditures	(23,248)	(17,978)
Acquisition of businesses, net of cash acquired	—	(13,935)
Payment received for (issuance of) notes receivable	—	8,539
Proceeds from sales of assets	7,561	1,730
Dividends from unconsolidated affiliates	1,609	—

Net cash used in investing activities	(14,078)	(21,644)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
(In thousands)	June 25, 2022	June 26, 2021

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(27,968)	(14,546)
Repurchase of common stock	(33,469)	—
Issuance of debt	—	425,000
Repayments of debt	(111)	(400,497)
Issuance of debt by consolidated joint ventures, net	360	463
Net cash (used) received to settle stock-based awards	(95)	414
Debt issuance costs	—	(1,111)

Net cash (used in) provided by financing activities	(61,283)	9,723

Effect of exchange rate changes on cash	(2,234)	987

Increase (decrease) in cash, cash equivalents, and restricted cash	126,939	(1,654)
Cash, cash equivalents, and restricted cash at the beginning of the period	90,376	127,376

Cash, cash equivalents, and restricted cash at the end of the period	$217,315	$125,722

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021

Common stock:
Balance at beginning of period	$802	$802	$802	$802

Balance at end of period	$802	$802	$802	$802

Additional paid-in capital:
Balance at beginning of period	$288,802	$282,713	$286,208	$280,051
Acquisition (issuance) of shares under incentive stock option plans	272	12	293	565
Stock-based compensation expense	2,598	2,708	5,171	4,817
Issuance of restricted stock	(444)	(285)	(444)	(285)

Balance at end of period	$291,228	$285,148	$291,228	$285,148

Retained earnings:
Balance at beginning of period	$1,602,496	$1,075,410	$1,458,489	$1,019,694
Net income attributable to Mueller Industries, Inc.	206,552	108,832	364,868	171,939
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(14,237)	(7,430)	(28,546)	(14,821)

Balance at end of period	$1,794,811	$1,176,812	$1,794,811	$1,176,812

Accumulated other comprehensive loss:
Balance at beginning of period	$(47,442)	$(48,528)	$(53,347)	$(54,883)
Total other comprehensive (loss) income attributable to Mueller Industries, Inc.	(25,488)	266	(19,583)	6,621

Balance at end of period	$(72,930)	$(48,262)	$(72,930)	$(48,262)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021

Treasury stock:
Balance at beginning of period	$(474,258)	$(469,251)	$(470,034)	$(468,919)
(Acquisition) issuance of shares under incentive stock option plans	(137)	182	(389)	(124)
Repurchase of common stock	(29,497)	—	(33,469)	(26)
Issuance of restricted stock	444	285	444	285

Balance at end of period	$(503,448)	$(468,784)	$(503,448)	$(468,784)

Noncontrolling interests:
Balance at beginning of period	$35,744	$26,867	$34,845	$24,315
Net income attributable to noncontrolling interests	972	2,100	1,904	4,231
Foreign currency translation	(1,556)	(767)	(1,589)	(346)

Balance at end of period	$35,160	$28,200	$35,160	$28,200

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

Note 2 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method. Approximately eight thousand and five thousand stock-based awards were excluded from the computation of diluted earnings per share for the quarters ended June 25, 2022 and June 26, 2021, respectively, because they were antidilutive.

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

The provisional fair value of the assets acquired totaled $44.8 million, consisting primarily of property, plant, and equipment of $26.7 million, accounts receivable of $10.7 million, inventories of $4.7 million, and other assets of $2.7 million. The provisional fair value of the liabilities assumed totaled $15.6 million, consisting primarily of other liabilities of $11.0 million and accounts payable of $4.6 million. Of the remaining purchase price, $6.3 million was allocated to non-deductible goodwill and intangible assets. The noncontrolling interest in Mueller Middle East is $15.4 million. The purchase price allocation is provisional as of June 25, 2022 and subject to change upon completion of the final valuation of the long-lived assets and noncontrolling interest during the measurement period.

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

Dispositions

Copper Bar

On October 25, 2021, the Company sold its Copper Bar business for approximately $10.1 million. This business manufactured copper bar products used primarily by original equipment manufacturers (OEMs) in the U.S. and was included in the Industrial Metals segment. The carrying value of the assets disposed totaled $3.6 million, consisting primarily of inventories and long-lived assets. Copper Bar reported net sales of $13.4 million and an operating loss of $0.1 million in the second quarter of 2021 and net sales of $24.8 million and an operating loss of $0.2 million in the first half of 2021.

Die-Mold

On September 2, 2021, the Company entered into a contribution agreement with a limited liability company in the retail distribution business, pursuant to which the Company exchanged the outstanding common stock of Die-Mold for a 17 percent equity interest in the limited liability company. Die-Mold manufactures PEX and other plumbing-related fittings and plastic injection tooling in Canada and sells these products in Canada and the U.S. and was included in the Piping Systems Segment. Die-Mold reported net sales of $4.0 million and operating income of $0.8 million in the second quarter of 2021 and net sales of $7.9 million and operating income of $1.4 million in the first half of 2021. As a result of the transaction, the Company recognized a gain of $4.7 million in the third quarter of 2021 based on the excess of the fair value of the consideration received (the 17 percent equity interest) over the carrying value of Die-Mold. The Company utilized a market comparable companies approach using an EBITDA multiple to determine the fair value of the consideration received of $22.8 million, which is recognized within the Investments in unconsolidated affiliates line of the Condensed Consolidated Balance Sheet. The excess of the fair value of the deconsolidated subsidiary over its carrying value resulted in the gain.

Fabricated Tube Products and Shoals Tubular, Inc.

On July 28, 2021, the Company entered into a purchase agreement with J.W. Harris Co., Inc. and Lincoln Electric Holdings, Inc., pursuant to which the Company sold the assets of Fabricated Tube Products (FTP) and all of the outstanding stock of Shoals Tubular, Inc. (STI) for approximately $75.7 million. These businesses manufacture and fabricate valves and assemblies, brazed manifolds, headers, and distributor assemblies used primarily by manufacturers of residential heating and air conditioning units in the U.S. and were included in the Climate segment. They reported combined net sales of $17.1 million and operating income of $2.8 million in the second quarter of 2021 and net sales of $31.8 million and operating income of $5.0 million in the first half of 2021. The carrying value of the assets disposed totaled $32.7 million, consisting primarily of accounts receivable, inventories, and long-lived assets. The carrying value of the liabilities disposed totaled $3.6 million, consisting primarily of accounts payable. As a result of the transaction, the Company recognized a pre-tax gain of $46.6 million during the third quarter of 2021 on the sale of these businesses in the Condensed Consolidated Financial Statements.

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

Summarized segment information is as follows:

	For the Quarter Ended June 25, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$824,807	$179,175	$164,484	$(18,424)	$1,150,042

Cost of goods sold	585,090	150,940	103,110	(18,226)	820,914
Depreciation and amortization	5,930	1,846	2,348	1,178	11,302
Selling, general, and administrative expense	22,208	2,221	8,279	16,248	48,956

Operating income	211,579	24,168	50,747	(17,624)	268,870

Interest expense					(147)
Other income, net					2,203

Income before income taxes					$270,926

	For the Quarter Ended June 26, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$711,616	$180,040	$131,708	$(10,772)	$1,012,592

Cost of goods sold	558,278	155,399	96,303	(10,268)	799,712
Depreciation and amortization	5,515	1,694	2,753	1,172	11,134
Selling, general, and administrative expense	23,315	2,448	7,280	10,889	43,932

Operating income	124,508	20,499	25,372	(12,565)	157,814

Interest expense					(1,866)
Redemption premium					(5,674)
Other income, net					683

Income before income taxes					$150,957

Segment information (continued):

	For the Six Months Ended June 25, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,528,237	$353,487	$305,106	$(26,786)	$2,160,044

Cost of goods sold	1,099,277	296,650	197,067	(27,569)	1,565,425
Depreciation and amortization	11,330	3,790	4,700	2,323	22,143
Selling, general, and administrative expense	45,563	5,620	15,892	29,337	96,412
Gain on sale of assets	—	—	—	(5,507)	(5,507)

Operating income	372,067	47,427	87,447	(25,370)	481,571

Interest expense					(305)
Other income, net					2,983

Income before income taxes					$484,249

	For the Six Months Ended June 26, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,259,364	$344,892	$242,734	$(16,250)	$1,830,740

Cost of goods sold	1,008,632	296,290	180,385	(17,177)	1,468,130
Depreciation and amortization	11,725	3,437	5,382	2,345	22,889
Selling, general, and administrative expense	47,401	5,819	14,260	21,887	89,367

Operating income	191,606	39,346	42,707	(23,305)	250,354

Interest expense					(6,335)
Redemption premium					(5,674)
Other income, net					1,260

Income before income taxes					$239,605

The following table presents total assets attributable to each segment:

(In thousands)	June 25, 2022	December 25, 2021

Segment assets:
Piping Systems	$1,298,116	$1,160,272
Industrial Metals	195,907	173,290
Climate	288,776	250,107
General Corporate	264,173	145,267

	$2,046,972	$1,728,936

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended June 25, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$674,579	$—	$—	$674,579
Brass rod and forgings	—	142,788	—	142,788
OEM components, tube & assemblies	—	20,254	32,526	52,780
Valves and plumbing specialties	150,228	—	—	150,228
Flex duct and other HVAC components	—	—	131,958	131,958
Other	—	16,133	—	16,133

	824,807	179,175	164,484	1,168,466

Intersegment sales				(18,424)

Net sales				$1,150,042

	For the Quarter Ended June 26, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$567,092	$—	$—	$567,092
Brass rod and forgings	—	142,974	—	142,974
OEM components, tube & assemblies	8,456	12,710	43,449	64,615
Valves and plumbing specialties	136,068	—	—	136,068
Flex duct and other HVAC components	—	—	88,259	88,259
Other	—	24,356	—	24,356

	711,616	180,040	131,708	1,023,364

Intersegment sales				(10,772)

Net sales				$1,012,592

Disaggregation of revenue from contracts with customers (continued):

	For the Six Months Ended June 25, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,246,089	$—	$—	$1,246,089
Brass rod and forgings	—	279,321	—	279,321
OEM components, tube & assemblies	—	40,350	61,618	101,968
Valves and plumbing specialties	282,148	—	—	282,148
Flex duct and other HVAC components	—	—	243,488	243,488
Other	—	33,816	—	33,816

	1,528,237	353,487	305,106	2,186,830

Intersegment sales				(26,786)

Net sales				$2,160,044

	For the Six Months Ended June 26, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$993,231	$—	$—	$993,231
Brass rod and forgings	—	274,236	—	274,236
OEM components, tube & assemblies	17,011	23,743	81,516	122,270
Valves and plumbing specialties	249,122	—	—	249,122
Flex duct and other HVAC components	—	—	161,218	161,218
Other	—	46,913	—	46,913

	1,259,364	344,892	242,734	1,846,990

Intersegment sales				(16,250)

Net sales				$1,830,740

Note 5 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	June 25, 2022	December 25, 2021

Cash & cash equivalents	$202,501	$87,924
Restricted cash included within other current assets	14,712	2,349
Restricted cash included within other assets	102	103

Total cash, cash equivalents, and restricted cash	$217,315	$90,376

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 6 – Inventories

(In thousands)	June 25, 2022	December 25, 2021

Raw materials and supplies	$149,270	$130,133
Work-in-process	95,722	64,989
Finished goods	240,985	245,226
Valuation reserves	(10,026)	(10,104)

Inventories	$475,951	$430,244

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

At June 25, 2022, the Company held open futures contracts to purchase approximately $90.5 million of copper over the next 15 months related to fixed price sales orders.  The fair value of those futures contracts was a $12.9 million net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At June 25, 2022, this amount was approximately $9.1 million of deferred net losses, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At June 25, 2022, the Company held open futures contracts to sell approximately $27.0 million of copper over the next nine months related to copper inventory.  The fair value of those futures contracts was a $4.2 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	June 25, 2022	December 25, 2021	Balance Sheet Location	June 25, 2022	December 25, 2021

Commodity contracts - gains	Other current assets	$4,214	$1,150	Other current liabilities	$—	$—
Commodity contracts - losses	Other current assets	—	(46)	Other current liabilities	(12,864)	(353)

Total derivatives (1)		$4,214	$1,104		$(12,864)	$(353)
(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended		For the Six Months Ended
(In thousands)	Location	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021

Undesignated derivatives:
Gain (loss) on commodity contracts (nonqualifying)	Cost of goods sold	12,457	(1,893)	15,882	(10,423)

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended June 25, 2022
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(11,107)	Cost of goods sold	$(792)
Other	13	Other	—

Total	$(11,094)	Total	$(792)

Amounts recognized in and reclassified from AOCI (continued):

	For the Quarter Ended June 26, 2021
(In thousands)	Loss Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(1,475)	Cost of goods sold	$(1,853)
Other	(9)	Other	—

Total	$(1,484)	Total	$(1,853)

	For the Six Months Ended June 25, 2022
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(7,326)	Cost of goods sold	$(2,514)
Other	45	Other	—

Total	$(7,281)	Total	$(2,514)

	For the Six Months Ended June 26, 2021
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	(Gain) Loss Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$16	Cost of goods sold	$(2,849)
Other	(12)	Other	1

Total	$4	Total	$(2,848)

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At June 25, 2022 and December 25, 2021, the Company had recorded restricted cash in other current assets of $14.5 million and $2.0 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Long-Term Debt

The fair value of long-term debt at June 25, 2022 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

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

(In thousands)	June 25, 2022	December 25, 2021

Current assets	$258,696	$214,550
Noncurrent assets	83,692	76,406
Current liabilities	199,854	169,155
Noncurrent liabilities	50,648	46,059

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021

Net sales	$126,337	$103,834	$252,304	$201,163
Gross profit	26,257	15,323	45,032	25,022
Net income (loss)	7,375	(2,038)	6,169	(5,337)

The Company’s income from unconsolidated affiliates, net of foreign tax, for the quarter and six months ended June 25, 2022 included net income of $3.7 million and $3.1 million, respectively, for Tecumseh.

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

The Company’s income from unconsolidated affiliates, net of foreign tax, for the quarter and six months ended June 25, 2022 included net income of $1.2 million and $1.9 million, respectively, for the retail distribution business.

Note 9 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021

Pension benefits:
Interest cost	$393	$313	$787	$626
Expected return on plan assets	(967)	(904)	(1,934)	(1,808)
Amortization of net loss	243	379	487	757

Net periodic benefit income	$(331)	$(212)	$(660)	$(425)

Other benefits:
Service cost	$72	$65	$144	$130
Interest cost	103	87	206	174
Amortization of prior service credit	(79)	(117)	(197)	(235)
Amortization of net gain	(60)	(33)	(118)	(64)
Curtailment gain	(1,756)	$—	(1,756)	$—

Net periodic benefit (income) cost	$(1,720)	$2	$(1,721)	$5

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

In February 2022, the Company reached a settlement with another PRP relating to these three sites. Under the terms of that agreement, the Company paid $5.6 million, which was previously reserved, in exchange for the other PRP’s agreement to conduct or fund any required remediation within the geographic boundaries of the three sites (namely, the parcel(s) on which the former smelters were located), plus coverage of certain off-site areas (namely, contamination that migrated by surface water runoff or air emissions from the Altoona or East La Harpe site, and smelter materials located within 50 feet of the geographic boundary of each site). The settlement does not cover certain matters, including potential liability related to the remediation of the town of Iola which is not estimable at this time. The other PRP will also provide an indemnity that would cover third-party cleanup claims for those sites, subject to a time limit and a cap.

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). The Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs currently estimate it will cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs.  As of June 25, 2022, the Company has made payments of approximately $7.6 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs, and has reserved its rights to petition the EPA for reimbursement of any costs incurred to comply with the UAOs upon the completion of the work required therein.  In March 2022, Lead Refinery entered into an administrative settlement agreement and order on consent with the EPA, along with the four other PRPs, which involves payment of certain past and future costs relating to operable unit 1, in exchange for certain releases and contribution protection for the Company, Lead Refinery and their respective affiliates relating to that operable unit. The Company reserved $3.3 million for this settlement in the third quarter of 2021. In March 2018, a group of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in civil tort action relating to the site. The Company, Arava, and MRRC have been voluntarily dismissed from that litigation without prejudice. Lead Refinery’s motion to dismiss the matter was granted without prejudice, but plaintiffs in that case have sought to amend their complaint.  At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1), including, but not limited to, EPA oversight costs for which the EPA may attempt to seek reimbursement from the Company, and past costs for which other PRPs may attempt to seek contribution from the Company.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at June 25, 2022 were $32.6 million.

Note 11 – Income Taxes

The Company’s effective tax rate for the second quarter of 2022 was 25 percent compared with 26 percent for the same period last year.  The primary items impacting the effective tax rate for the second quarter of 2022 were increases related to the provision for state income taxes, net of the federal benefit, of $9.8 million and the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $1.7 million.

The items impacting the effective tax rate for the second quarter of 2021 were the provision for state income taxes, net of the federal benefit, of $5.3 million and the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $1.8 million.

The Company’s effective tax rate for the first half of 2022 was 25 percent compared with 25 percent for the same period last year. The items impacting the effective tax rate for the first half of 2022 were primarily attributable to the provision for state income taxes, net of the federal benefit, of $16.9 million and the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $3.4 million.

The items impacting the effective tax rate for the first half of 2021 were primarily related to the provision for state income taxes, net of the federal benefit, of $7.7 million and the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $3.1 million.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Six Months Ended June 25, 2022
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 25, 2021	$(42,303)	$803	$(11,500)	$(347)	$(53,347)

Other comprehensive (loss) income before reclassifications	(14,318)	(7,281)	(31)	4,409	(17,221)
Amounts reclassified from AOCI	—	(2,514)	152	—	(2,362)

Net current-period other comprehensive (loss) income	(14,318)	(9,795)	121	4,409	(19,583)

Balance as of June 25, 2022	$(56,621)	$(8,992)	$(11,379)	$4,062	$(72,930)

	For the Six Months Ended June 26, 2021
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 26, 2020	$(37,339)	$984	$(17,203)	$(1,325)	$(54,883)

Other comprehensive income (loss) before reclassifications	8,248	4	(400)	1,234	9,086
Amounts reclassified from AOCI	—	(2,848)	383	—	(2,465)

Net current-period other comprehensive income (loss)	8,248	(2,844)	(17)	1,234	6,621

Balance as of June 26, 2021	$(29,091)	$(1,860)	$(17,220)	$(91)	$(48,262)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021	Affected line item

Unrealized gains on derivative commodity contracts	$(1,021)	$(2,390)	$(3,245)	$(3,689)	Cost of goods sold
	229	537	731	841	Income tax expense

	$(792)	$(1,853)	$(2,514)	$(2,848)	Net of tax and noncontrolling interests

Amortization of net loss and prior service cost on employee benefit plans	$104	$229	$172	$458	Other income, net
	(15)	(38)	(20)	(75)	Income tax benefit

	$89	$191	$152	$383	Net of tax and noncontrolling interests

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

According to the U.S. Census Bureau, the June 2022 seasonally adjusted annual rate of new housing starts was 1.56 million, compared to the June 2021 rate of 1.66 million. The average 30-year fixed mortgage rate was 4.52 percent for the first half of 2022 and 2.96 percent for the twelve months ended December 2021. The private non-residential construction sector includes offices, industrial, health care, and retail projects. According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $497.8 billion in May 2022 compared to the May 2021 rate of $480.2 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first half of 2022 and 2021:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 25, 2022	June 26, 2021	2022 vs. 2021	June 25, 2022	June 26, 2021	2022 vs. 2021

Net sales	$1,150,042	$1,012,592	13.6%	$2,160,044	$1,830,740	18.0%
Operating income	268,870	157,814	70.4	481,571	250,354	92.4
Net income	206,552	108,832	89.8	364,868	171,939	112.2

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	11.4%	15.2%
Unit sales volume in core product lines	(3.8)	(3.0)
Acquisitions	1.1	2.2
Dispositions	(3.1)	(3.2)
Other	8.0	6.8

	13.6%	18.0%

The increase in net sales during the second quarter of 2022 was primarily due to (i) higher net selling prices of $115.4 million in our core product lines, primarily copper tube and brass rod, (ii) an increase in sales of $80.7 million in our non-core product lines, and (iii) sales of $11.3 million recorded by Mueller Middle East (MME), acquired in December 2021. These increases were partially offset by (i) lower unit sales volume of $38.9 million in our core product lines and (ii) a decrease in sales of $31.0 million as a result of the dispositions of Copper Bar, Die-Mold, FTP, and STI in the second half of 2021.

The increase in net sales during the first half of 2022 was primarily due to (i) higher net selling prices of $277.6 million in our core product lines, (ii) an increase in sales of $110.5 million in our non-core product lines, (iii) sales of $21.6 million recorded by MME, and (iv) incremental sales of $19.3 million recorded by H&C Flex (H&C). These increases were partially offset by (i) lower unit sales volume of $55.3 million in our core product lines and (ii) a decrease in sales of $44.4 million as a result of the dispositions of Copper Bar, Die-Mold, FTP, and STI in the second half of 2021.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2022 and 2021:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021

Cost of goods sold	$820,914	$799,712	$1,565,425	$1,468,130
Depreciation and amortization	11,302	11,134	22,143	22,889
Selling, general, and administrative expense	48,956	43,932	96,412	89,367
Gain on sale of assets	—	—	(5,507)	—

Operating expenses	$881,172	$854,778	$1,678,473	$1,580,386

	For the Quarter Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021

Cost of goods sold	71.4%	79.0%	72.5%	80.2%
Depreciation and amortization	1.0	1.1	1.0	1.3
Selling, general, and administrative expense	4.3	4.3	4.6	4.9
Gain on sale of assets	—	—	(0.3)	—

Operating expenses	76.6%	84.4%	77.8%	86.4%

Q2 2022 compared to Q2 2021

Cost of goods sold increased in the second quarter of 2022 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 28.6 percent compared with 21.0 percent in the prior year quarter. The increase in gross margin percent reflects effective price management in response to significant inflation in wages, and material, consumable, energy, freight, and distribution costs. Depreciation and amortization was consistent with the second quarter of 2021. Selling, general, and administrative expense increased in the second quarter of 2022 primarily as a result of (i) higher employment costs, including incentive compensation, of $7.0 million and (ii) incremental expenses of $0.3 million associated with MME. These increases were partially offset by (i) the absence of expenses associated with Die-Mold, FTP, and STI of $1.3 million and (ii) a decrease in bad debt expense of $1.2 million.

Interest expense decreased for the second quarter of 2022 primarily as a result of there being no borrowings outstanding under the Credit Agreement. In addition, we recognized expense of $5.7 million for a redemption premium related to our Subordinated Debentures redeemed during the second quarter of 2021. Other income, net, increased for the second quarter of 2022 primarily due to a curtailment gain related to our benefit plans.

Our effective tax rate for the second quarter of 2022 was 25 percent compared with 26 percent for the same period last year.  The items impacting the effective tax rate were increases related to the provision for state income taxes, net of the federal benefit, of $9.8 million and the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $1.7 million.

For the second quarter of 2021, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to the provision for state income taxes, net of the federal benefit, of $5.3 million and the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $1.8 million.

During the second quarter of 2022 and the second quarter of 2021, we recognized income of $4.9 million and losses of $1.0 million, respectively, on our investments in unconsolidated affiliates.

YTD 2022 compared to YTD 2021

Cost of goods sold increased in the first half of 2022 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 27.5 percent compared with 19.8 percent in the prior year. The combination of strong demand for our products, inflationary pressures, and industry wide supply constraints contributed to an environment of higher selling prices and improved margins for the majority of our businesses. Depreciation and amortization decreased slightly in the first half of 2022 primarily as a result of long-lived assets of businesses sold. Selling, general, and administrative expense increased in the first half of 2022 primarily as a result of (i) higher employment costs, including incentive compensation, of $8.7 million, (ii) incremental expenses associated with H&C and MME of $1.6 million, and (iii) higher travel and entertainment expense of $1.1 million. These increases were partially offset by (i) the absence of expenses associated with Die-Mold, FTP, and STI of $2.6 million and (ii) a decrease in bad debt expense of $1.1 million. In addition, during the first half of 2022 we recognized a gain of $5.5 million on the sale of a building.

Interest expense decreased for the first half of 2022 primarily as a result of the redemption of our Subordinated Debentures during the second quarter of 2021 and there being no borrowings outstanding under the Credit Agreement in the second quarter of 2022. In addition, we recognized expense of $5.7 million for a redemption premium related to our Subordinated Debentures redeemed during the first half of 2021. We recognized other income, net, of $3.0 million in the first half of 2022 compared to $1.3 million the first half of 2021. This increase was primarily due to a curtailment gain related to our benefit plans recognized during the first half of 2022.

Our effective tax rate for the first half of 2022 was 25 percent compared with 25 percent for the same period last year.  The items impacting the effective tax rate are primarily related to the provision for state income taxes, net of the federal benefit, of $16.9 million and the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $3.4 million.

For the first half of 2021, the items impacting the effective tax rate were primarily related to the provision for state income taxes, net of the federal benefit, of $7.7 million, and the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $3.1 million.

During the first half of 2022 and the first half of 2021, we recognized income of $5.0 million and losses of $2.7 million, respectively, on our investments in unconsolidated affiliates.

Piping Systems Segment

The following table compares summary operating results for the first half of 2022 and 2021 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 25, 2022	June 26, 2021	2022 vs. 2021	June 25, 2022	June 26, 2021	2022 vs. 2021

Net sales	$824,807	$711,616	15.9%	$1,528,237	$1,259,364	21.3%
Operating income	211,579	124,508	69.9	372,067	191,606	94.2

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	15.3%	20.1%
Unit sales volume in core product lines	(4.8)	(3.1)
Acquisitions	1.6	1.7
Dispositions	(0.6)	(0.6)
Other	4.4	3.2

	15.9%	21.3%

The increase in net sales during the second quarter of 2022 was primarily attributable to (i) higher net selling prices in the segment’s core product lines, primarily copper tube, of $107.4 million, (ii) an increase in sales of $28.1 million in the segment’s non-core product lines, and (iii) sales of $11.3 million recorded by MME. These increases were partially offset by (i) lower unit sales volume of $33.7 million primarily in the segment’s non-U.S. core product lines and (ii) a decrease in sales of $4.0 million as a result of the disposition of Die-Mold in the third quarter of 2021.

Net sales during the first half of 2022 increased primarily as a result of (i) higher net selling prices in the segment’s core product lines of $250.4 million, (ii) an increase in sales of $43.3 million in the segment’s non-core product lines, and (iii) sales of $21.6 million recorded by MME. These increases were partially offset by (i) lower unit sales volume of $38.5 million in the segment’s non-U.S. core product lines and (ii) a decrease in sales of $7.9 million as a result of the disposition of Die-Mold in the third quarter of 2021.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2022 and 2021:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021

Cost of goods sold	$585,090	$558,278	$1,099,277	$1,008,632
Depreciation and amortization	5,930	5,515	11,330	11,725
Selling, general, and administrative expense	22,208	23,315	45,563	47,401

Operating expenses	$613,228	$587,108	$1,156,170	$1,067,758

	For the Quarter Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021

Cost of goods sold	70.9%	78.5%	71.9%	80.1%
Depreciation and amortization	0.7	0.8	0.7	0.9
Selling, general, and administrative expense	2.6	3.3	3.0	3.9

Operating expenses	74.2%	82.6%	75.6%	84.9%

The increase in cost of goods sold during the second quarter of 2022 was primarily due to the increase in the average cost of copper, our principal raw material.  Gross margin as a percentage of sales was 29.1 percent compared with 21.5 percent in the prior year quarter. The increase in gross margin percent reflects effective price management in response to significant inflation in wages, and material, consumable, freight, and distribution costs. Depreciation and amortization increased slightly in the second quarter of 2022 as a result of long-lived assets of MME. Selling, general, and administrative expense decreased for the second quarter of 2022 primarily as a result of (i) higher foreign currency transaction gains of $0.7 million and (ii) lower expenses of $0.3 million associated with businesses disposed. These decreases were partially offset by expenses associated with MME of $0.3 million.

The increase in cost of goods sold during the first half of 2022 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 28.1 percent compared with 19.9 percent in the prior year. Depreciation and amortization decreased slightly in the first half of 2022 primarily as a result of long-lived assets of businesses sold, partially offset by depreciation and amortization of the long-lived assets of MME. Selling, general, and administrative expense decreased for the first half of 2022 primarily as a result of (i) the absence of expenses of $1.3 million associated with the write-off of vendor deposits in the first half of 2021, (ii) lower foreign currency transaction losses of $0.6 million, and (iii) lower expenses of $0.5 million associated with businesses disposed. These decreases were partially offset by expenses associated with MME of $0.6 million.

Industrial Metals Segment

The following table compares summary operating results for the first half of 2022 and 2021 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 25, 2022	June 26, 2021	2022 vs. 2021	June 25, 2022	June 26, 2021	2022 vs. 2021

Net sales	$179,175	$180,040	(0.5)%	$353,487	$344,892	2.5%
Operating income	24,168	20,499	17.9	47,427	39,346	20.5

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	4.4%	7.8%
Unit sales volume in core product lines	(2.9)	(4.8)
Dispositions	(5.8)	(5.6)
Other	3.8	5.1

	(0.5)%	2.5%

The decrease in net sales during the second quarter of 2022 was primarily due to (i) a decrease in sales of $10.5 million as a result of the disposition of Copper Bar in the fourth quarter of 2021 and (ii) lower unit sales volume of $5.2 million in the segment’s core product lines, primarily brass rod and forgings. These decreases were partially offset by (i) higher net selling prices of $7.9 million in the segment’s core product lines and (ii) an increase in sales of $2.4 million in the segment’s non-core product lines.

The increase in net sales during the first half of 2022 was primarily due to higher net selling prices of $27.2 million in the segment’s core product lines, partially offset by (i) a decrease in sales of $19.5 million as a result of the disposition of Copper Bar in the fourth quarter of 2021 and (ii) lower unit sales volume of $16.8 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2022 and 2021:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021

Cost of goods sold	$150,940	$155,399	$296,650	$296,290
Depreciation and amortization	1,846	1,694	3,790	3,437
Selling, general, and administrative expense	2,221	2,448	5,620	5,819

Operating expenses	$155,007	$159,541	$306,060	$305,546

	For the Quarter Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021

Cost of goods sold	84.2%	86.3%	83.9%	85.9%
Depreciation and amortization	1.0	0.9	1.1	1.0
Selling, general, and administrative expense	1.3	1.4	1.6	1.7

Operating expenses	86.5%	88.6%	86.6%	88.6%

The decrease in cost of goods sold during the second quarter of 2022 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 15.8 percent compared with 13.7 percent in the prior year quarter. The increase in gross margin percent reflects effective price management in response to significant inflation in wages, and material, consumable, freight, and distribution costs. Depreciation and amortization and selling, general, and administrative expense were consistent with the second quarter of 2021.

The slight increase in cost of goods sold during the first half of 2022 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 16.1 percent compared with 14.1 percent in the prior year. Depreciation and amortization and selling, general, and administrative expense were consistent with the first half of 2021.

Climate Segment

The following table compares summary operating results for the first half of 2022 and 2021 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 25, 2022	June 26, 2021	2022 vs. 2021	June 25, 2022	June 26, 2021	2022 vs. 2021

Net sales	$164,484	$131,708	24.9%	$305,106	$242,734	25.7%
Operating income	50,747	25,372	100.0	87,447	42,707	104.8

Sales for the second quarter of 2022 increased primarily as a result of strong demand and an increase in price in certain product lines.  These increases were partially offset by a decrease in sales of $16.5 million as a result of the dispositions of FTP and STI during the third quarter of 2021.

Sales for the first half of 2022 increased primarily as a result of a increase in volume and price in certain product lines, as well as incremental sales of $19.3 million recorded by H&C.  These increases were partially offset by a decrease in sales of $16.9 million as a result of the dispositions of FTP and STI during the third quarter of 2021.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2022 and 2021:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021

Cost of goods sold	$103,110	$96,303	$197,067	$180,385
Depreciation and amortization	2,348	2,753	4,700	5,382
Selling, general and administrative expense	8,279	7,280	15,892	14,260

Operating expenses	$113,737	$106,336	$217,659	$200,027

	For the Quarter Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021

Cost of goods sold	62.7%	73.1%	64.6%	74.3%
Depreciation and amortization	1.4	2.1	1.5	2.2
Selling, general and administrative expense	5.0	5.5	5.1	5.9

Operating expenses	69.1%	80.7%	71.3%	82.4%

Cost of goods sold increased during the second quarter of 2022, consistent with the increase in net sales.  Gross margin as a percentage of sales was 37.3 percent compared with 26.9 percent in the prior year quarter. The increase in gross margin percent reflects effective price management in response to significant inflation in wages, and material, consumable, freight, and distribution costs. Depreciation and amortization decreased by $0.4 million as a result of long-lived assets of businesses sold. Selling, general, and administrative expense increased primarily due to higher employment costs, including incentive compensation, of $2.2 million. These increases were partially offset by the absence of expenses associated with FTP and STI of $1.0 million.

Cost of goods sold increased during the first half of 2022 primarily due to factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 35.4 percent compared with 25.7 percent in the prior year. Depreciation and amortization decreased as a result of long-lived assets of businesses sold. Selling, general, and administrative expense increased for the first half of 2022 as a result of (i) higher agent commissions of $1.8 million, (ii) higher employment costs, including incentive compensation, of $0.9 million, and (iii) incremental expenses associated with H&C of $1.0 million. These increases were partially offset by the absence of expenses associated with FTP and STI of $2.1 million.

Liquidity and Capital Resources

The following table presents selected financial information for the first half of 2022 and 2021:

(In thousands)	2022	2021

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$126,939	$(1,654)
Property, plant, and equipment, net	2,577	8,674
Total debt	368	29,548
Working capital, net of cash and current debt	166,145	207,387

Net cash provided by operating activities	204,534	9,280
Net cash used in investing activities	(14,078)	(21,644)
Net cash (used in) provided by financing activities	(61,283)	9,723

Cash Flows from Operating Activities

During the six months ended June 25, 2022, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $366.8 million, (ii) an increase in current liabilities of $28.9 million, (iii) depreciation and amortization of $22.3 million, and (iv) stock-based compensation expense of $5.2 million. These increases were largely offset by (i) an increase in accounts receivable of $146.4 million, (ii) an increase in inventories of $49.4 million, (iii) the gain of $6.8 million recognized on the sale of a building, (iv) an increase in other assets of $6.1 million, and equity in earnings of unconsolidated affiliates of $5.0 million.

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

Cash Flows from Investing Activities

The major components of net cash used in investing activities during the six months ended June 25, 2022 included capital expenditures of $23.2 million. This use was partially offset by proceeds from the sale of properties of $7.6 million.

The major components of net cash used in investing activities during the six months ended June 26, 2021 included (i) capital expenditures of $18.0 million and (ii) $13.9 million for the purchase of H&C, net of cash acquired. These uses were partially offset by (i) payments received on notes receivable of $8.5 million and (ii) proceeds from the sale of properties of $1.7 million.

Cash Flows from Financing Activities

For the six months ended June 25, 2022, net cash used in financing activities consisted primarily of (i) $33.5 million used to repurchase common stock and (ii) $28.0 million used for the payment of regular quarterly dividends to stockholders of the Compny.

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

As of June 25, 2022, we had $202.5 million of cash on hand and $367.4 million available to be drawn under the Credit Agreement. Our current ratio was 3.2 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $6.5 million during the first half of 2022, which included a $5.6 million settlement related to the Southeast Kansas Sites.  We expect to spend approximately $5.2 million over the next twelve months for ongoing environmental remediation activities.

The Company declared a quarterly cash dividend of 25.0 cents per common share during the first and second quarters of 2022 and 13.0 cents per common share during the first and second quarters of 2021, respectively.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of June 25, 2022, the Company’s total debt was $2.2 million or 0.1 percent of its total capitalization.

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures March 31, 2026.  There were no borrowings outstanding under the Credit Agreement as of June 25, 2022. The Credit Agreement backed approximately $32.6 million in letters of credit at the end of the second quarter of 2022.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of June 25, 2022, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until July 2022, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 25, 2022, the Company has repurchased approximately 7.2 million shares under this authorization.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At June 25, 2022, we held open futures contracts to purchase approximately $90.5 million of copper over the next 15 months related to fixed-price sales orders and to sell approximately $27.0 million of copper over the next nine months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of June 25, 2022, we held no open futures contracts to purchase natural gas.

Interest Rates

At June 25, 2022, we had no variable-rate debt outstanding.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on the Secured Overnight Financing Rate (SOFR).

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At June 25, 2022, we had open forward contracts with a financial institution to sell approximately 7.4 million euros, 20.0 million Swedish kronor, and 14.3 million Norwegian kroner through October 2022.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of June 25, 2022.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 25, 2022 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending June 25, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2022, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 25, 2022, the Company had repurchased approximately 6.6 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended June 25, 2022.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

March 27, 2022 - April 23, 2022	341,129	$53.67	341,129	13,065,342
April 24, 2022 - May 21, 2022	23,502	$53.07	400	13,064,942
May 22, 2022 - June 25, 2022	216,736	$51.53	216,736	12,848,206
Total	581,367		558,265
(1) Includes shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting.
(2) Shares available to be purchased under the Company’s 20 million share repurchase authorization until July 2022. The extension of the authorization was announced on October 20, 2021.

Item 6.  Exhibits

10.1	Change in Control Agreement, effective July 18, 2022 by and between the Registrant and Steffen Sigloch.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.INS	Inline XBRL Instance Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Presentation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in exhibit 101)

Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
July 20, 2022	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
July 20, 2022	Anthony J. Steinriede
Date	Vice President – Corporate Controller