Form 10-Q
period 2022-09-24
MUELLER INDUSTRIES INC
filed 2022-10-19
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report ended September 24, 2022
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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of October 14, 2022 was 56,864,688.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 24, 2022

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands, except per share data)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021

Net sales	$944,830	$982,248	$3,104,874	$2,812,988

Cost of goods sold	678,637	744,265	2,244,062	2,212,395
Depreciation and amortization	10,850	10,868	32,993	33,757
Selling, general, and administrative expense	50,178	48,524	146,590	137,891
Gain on sale of assets	—	—	(5,507)	—
Gain on sale of businesses	—	(54,759)	—	(54,759)

Operating income	205,165	233,350	686,736	483,704

Interest expense	(361)	(1,116)	(666)	(7,451)
Redemption premium	—	—	—	(5,674)
Other income (expense), net	1,030	(2,548)	4,013	(1,288)

Income before income taxes	205,834	229,686	690,083	469,291

Income tax expense	(51,035)	(60,229)	(173,524)	(120,996)
Income from unconsolidated affiliates, net of foreign tax	1,014	2,799	6,026	131

Consolidated net income	155,813	172,256	522,585	348,426

Net income attributable to noncontrolling interests	(1,271)	(1,276)	(3,175)	(5,507)

Net income attributable to Mueller Industries, Inc.	$154,542	$170,980	$519,410	$342,919

Weighted average shares for basic earnings per share	55,589	56,077	55,825	55,979
Effect of dilutive stock-based awards	835	731	796	784

Adjusted weighted average shares for diluted earnings per share	56,424	56,808	56,621	56,763

Basic earnings per share	$2.78	$3.05	$9.30	$6.13

Diluted earnings per share	$2.74	$3.01	$9.17	$6.04

Dividends per share	$0.25	$0.13	$0.75	$0.39

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021

Consolidated net income	$155,813	$172,256	$522,585	$348,426

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(28,179)	(8,569)	(44,086)	(667)
Net change with respect to derivative instruments and hedging activities, net of tax of $352, $(610), $3,198, and $204	(1,179)	2,122	(10,974)	(722)
Net change in pension and postretirement obligation adjustments, net of tax of $(573), $(137), $(676), and $(80)	1,608	493	1,729	476
Attributable to unconsolidated affiliates, net of tax of $56, $(284), $(1,224), and $(642)	(191)	977	4,218	2,211

Total other comprehensive (loss) income, net	(27,941)	(4,977)	(49,113)	1,298

Consolidated comprehensive income	127,872	167,279	473,472	349,724
Comprehensive loss (income) attributable to noncontrolling interests	148	(192)	(167)	(4,077)

Comprehensive income attributable to Mueller Industries, Inc.	$128,020	$167,087	$473,305	$345,647

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	September 24, 2022	December 25, 2021
Assets
Current assets:
Cash and cash equivalents	$483,496	$87,924
Accounts receivable, less allowance for doubtful accounts of $2,691 in 2022 and $2,590 in 2021	441,287	471,859
Inventories	454,511	430,244
Other current assets	41,630	28,976

Total current assets	1,420,924	1,019,003

Property, plant, and equipment, net	374,160	385,562
Operating lease right-of-use assets	24,297	23,510
Goodwill, net	156,938	171,330
Intangible assets, net	55,540	61,714
Investments in unconsolidated affiliates	70,439	61,133
Other assets	7,453	6,684

Total assets	$2,109,751	$1,728,936

Liabilities
Current liabilities:
Current portion of debt	$1,123	$811
Accounts payable	166,978	180,793
Accrued wages and other employee costs	54,252	49,629
Current portion of operating lease liabilities	5,271	6,015
Other current liabilities	147,323	145,191

Total current liabilities	374,947	382,439

Long-term debt, less current portion	1,184	1,064
Pension liabilities	5,419	5,572
Postretirement benefits other than pensions	11,786	11,961
Environmental reserves	15,612	17,678
Deferred income taxes	11,428	14,347
Noncurrent operating lease liabilities	18,431	17,099
Other noncurrent liabilities	16,295	21,813

Total liabilities	455,102	471,973

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 56,863,688 in 2022 and 57,295,961 in 2021	802	802
Additional paid-in capital	294,402	286,208
Retained earnings	1,935,137	1,458,489
Accumulated other comprehensive loss	(99,452)	(53,347)
Treasury common stock, at cost	(505,647)	(470,034)

Total Mueller Industries, Inc. stockholders' equity	1,625,242	1,222,118
Noncontrolling interests	29,407	34,845

Total equity	1,654,649	1,256,963

Commitments and contingencies	—	—

Total liabilities and equity	$2,109,751	$1,728,936

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
(In thousands)	September 24, 2022	September 25, 2021

Cash flows from operating activities
Consolidated net income	$522,585	$348,426
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	33,261	33,932
Stock-based compensation expense	12,254	7,228
Provision for doubtful accounts receivable	327	1,310
Income from unconsolidated affiliates	(6,026)	(131)
Redemption premium	—	5,674
Gain on disposals of properties	(7,107)	(1,135)
Gain on sale of businesses	—	(54,759)
Impairment charges	—	2,568
Insurance proceeds - non-capital related	1,646	—
Deferred income tax expense	226	6,304
Changes in assets and liabilities, net of effects of businesses acquired and sold:
Receivables	15,741	(155,103)
Inventories	(33,768)	(96,505)
Other assets	(8,574)	(9,335)
Current liabilities	(5,331)	85,523
Other liabilities	(7,399)	8,335
Other, net	(923)	(851)

Net cash provided by operating activities	516,912	181,481

Cash flows from investing activities
Capital expenditures	(29,555)	(25,547)
Insurance proceeds - capital related	3,354	—
Acquisition of businesses, net of cash acquired	—	(13,935)
Proceeds from sale of businesses, net of cash sold	—	74,250
Investments in unconsolidated affiliates	—	(1,613)
Payment received for notes receivable	—	8,539
Proceeds from sales of assets	7,841	2,124
Dividends from unconsolidated affiliates	2,091	—

Net cash (used in) provided by investing activities	(16,269)	43,818

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
(In thousands)	September 24, 2022	September 25, 2021

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(41,876)	(21,846)
Dividends paid to noncontrolling interests	—	(9,722)
Repurchase of common stock	(38,054)	—
Payment of contingent consideration	—	(1,250)
Issuance of debt	—	475,000
Repayments of debt	(148)	(680,572)
Issuance (repayment) of debt by consolidated joint ventures, net	406	(4,865)
Net cash (used) received to settle stock-based awards	(1,619)	219
Debt issuance costs	—	(1,111)

Net cash used in financing activities	(81,291)	(244,147)

Effect of exchange rate changes on cash	(10,310)	(377)

Increase (decrease) in cash, cash equivalents, and restricted cash	409,042	(19,225)
Cash, cash equivalents, and restricted cash at the beginning of the period	90,376	127,376

Cash, cash equivalents, and restricted cash at the end of the period	$499,418	$108,151

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021

Common stock:
Balance at beginning of period	$802	$802	$802	$802

Balance at end of period	$802	$802	$802	$802

Additional paid-in capital:
Balance at beginning of period	$291,228	$285,148	$286,208	$280,051
Acquisition (issuance) of shares under incentive stock option plans	560	163	853	728
Stock-based compensation expense	7,083	2,411	12,254	7,228
Issuance of restricted stock	(4,469)	(4,437)	(4,913)	(4,722)

Balance at end of period	$294,402	$283,285	$294,402	$283,285

Retained earnings:
Balance at beginning of period	$1,794,811	$1,176,812	$1,458,489	$1,019,694
Net income attributable to Mueller Industries, Inc.	154,542	170,980	519,410	342,919
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(14,216)	(7,455)	(42,762)	(22,276)

Balance at end of period	$1,935,137	$1,340,337	$1,935,137	$1,340,337

Accumulated other comprehensive loss:
Balance at beginning of period	$(72,930)	$(48,262)	$(53,347)	$(54,883)
Total other comprehensive (loss) income attributable to Mueller Industries, Inc.	(26,522)	(3,893)	(46,105)	2,728

Balance at end of period	$(99,452)	$(52,155)	$(99,452)	$(52,155)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021

Treasury stock:
Balance at beginning of period	$(503,448)	$(468,784)	$(470,034)	$(468,919)
Acquisition of shares under incentive stock option plans	(2,083)	(360)	(2,472)	(484)
Repurchase of common stock	(4,585)	—	(38,054)	(26)
Issuance of restricted stock	4,469	4,437	4,913	4,722

Balance at end of period	$(505,647)	$(464,707)	$(505,647)	$(464,707)

Noncontrolling interests:
Balance at beginning of period	$35,160	$28,200	$34,845	$24,315
Purchase of Mueller Middle East	(5,605)	—	(5,605)	—
Dividends paid to noncontrolling interests	—	(9,722)	—	(9,722)
Net income attributable to noncontrolling interests	1,271	1,276	3,175	5,507
Foreign currency translation	(1,419)	(1,084)	(3,008)	(1,430)

Balance at end of period	$29,407	$18,670	$29,407	$18,670

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

Issued

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The new guidance was issued to clarify existing guidance measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduce new disclosure requirements for applicable equity securities. The ASU is effective for fiscal years beginning after December 15, 2023 for public entities. The updated guidance requires prospective adoption, and early adoption is permitted. The Company does not expect the adoption of the ASU to have a material impact on its Condensed Consolidated Financial Statements.

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

Note 2 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method. There were no stock-based awards excluded from the computation of diluted earnings per share for the quarter ended September 24, 2022 because they were antidilutive. Approximately thirty thousand stock-based awards were excluded from the computation of diluted earnings per share for the quarter ended September 25, 2021 because they were antidilutive.

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

The provisional fair value of the assets acquired totaled $44.8 million, consisting primarily of property, plant, and equipment of $26.7 million, accounts receivable of $10.7 million, inventories of $4.7 million, and other assets of $2.7 million. The provisional fair value of the liabilities assumed totaled $16.2 million, consisting primarily of other liabilities of $11.6 million and accounts payable of $4.6 million. Of the remaining purchase price, $1.3 million was allocated to non-deductible goodwill and intangible assets. The noncontrolling interest in Mueller Middle East is $9.8 million. The purchase price allocation is provisional as of September 24, 2022 and subject to change upon completion of the final valuation of the long-lived assets and noncontrolling interest during the measurement period. Changes to the purchase price allocation from the amounts presented in the Company’s Q2 2022 Quarterly Report on Form 10-Q included the valuation of the intangible assets and noncontrolling interest. These changes resulted in a net decrease to goodwill of $3.2 million.

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

Dispositions

Copper Bar

On October 25, 2021, the Company sold its Copper Bar business for approximately $10.1 million. This business manufactured copper bar products used primarily by original equipment manufacturers (OEMs) in the U.S. and was included in the Industrial Metals segment. The carrying value of the assets disposed totaled $3.6 million, consisting primarily of inventories and long-lived assets. Copper Bar reported net sales of $14.8 million and operating income of $0.1 million in the third quarter of 2021 and net sales of $39.6 million and an operating loss of $0.1 million in the first nine months of 2021.

Die-Mold

On September 2, 2021, the Company entered into a contribution agreement with a limited liability company in the retail distribution business, pursuant to which the Company exchanged the outstanding common stock of Die-Mold for a 17 percent equity interest in the limited liability company. Die-Mold manufactures PEX and other plumbing-related fittings and plastic injection tooling in Canada and sells these products in Canada and the U.S. and was included in the Piping Systems Segment. Die-Mold reported net sales of $3.0 million and operating income of $0.8 million in the third quarter of 2021 and net sales of $10.9 million and operating income of $2.2 million in the first nine months of 2021. As a result of the transaction, the Company recognized a gain of $4.7 million in the third quarter of 2021 based on the excess of the fair value of the consideration received (the 17 percent equity interest) over the carrying value of Die-Mold. The Company utilized a market comparable companies approach using an EBITDA multiple to determine the fair value of the consideration received of $22.8 million, which is recognized within the Investments in unconsolidated affiliates line of the Condensed Consolidated Balance Sheet. The excess of the fair value of the deconsolidated subsidiary over its carrying value resulted in the gain.

Fabricated Tube Products and Shoals Tubular, Inc.

On July 28, 2021, the Company entered into a purchase agreement with J.W. Harris Co., Inc. and Lincoln Electric Holdings, Inc., pursuant to which the Company sold the assets of Fabricated Tube Products (FTP) and all of the outstanding stock of Shoals Tubular, Inc. (STI) for approximately $75.7 million. These businesses manufacture and fabricate valves and assemblies, brazed manifolds, headers, and distributor assemblies used primarily by manufacturers of residential heating and air conditioning units in the U.S. and were included in the Climate segment. They reported combined net sales of $5.1 million and operating income of $0.5 million in the third quarter of 2021 and net sales of $37.0 million and operating income of $5.4 million in the first nine months of 2021. The carrying value of the assets disposed totaled $32.7 million, consisting primarily of accounts receivable, inventories, and long-lived assets. The carrying value of the liabilities disposed totaled $3.6 million, consisting primarily of accounts payable. As a result of the transaction, the Company recognized a pre-tax gain of $46.6 million during the third quarter of 2021 on the sale of these businesses in the Condensed Consolidated Financial Statements.

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

Summarized segment information is as follows:

	For the Quarter Ended September 24, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$634,808	$144,880	$174,650	$(9,508)	$944,830

Cost of goods sold	440,216	128,152	114,850	(4,581)	678,637
Depreciation and amortization	5,516	1,846	2,289	1,199	10,850
Selling, general, and administrative expense	21,137	2,805	10,049	16,187	50,178

Operating income	167,939	12,077	47,462	(22,313)	205,165

Interest expense					(361)
Other income (expense), net					1,030

Income before income taxes					$205,834

	For the Quarter Ended September 25, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$688,200	$182,245	$122,252	$(10,449)	$982,248

Cost of goods sold	506,703	158,822	89,175	(10,435)	744,265
Depreciation and amortization	5,547	1,661	2,484	1,176	10,868
Selling, general, and administrative expense	23,751	2,710	9,521	12,542	48,524
Gain on sale of businesses	—	—	—	(54,759)	(54,759)

Operating income	152,199	19,052	21,072	41,027	233,350

Interest expense					(1,116)
Other loss, net					(2,548)

Income before income taxes					$229,686

Segment information (continued):

	For the Nine Months Ended September 24, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$2,163,045	$498,367	$479,756	$(36,294)	$3,104,874

Cost of goods sold	1,539,493	424,802	311,917	(32,150)	2,244,062
Depreciation and amortization	16,846	5,636	6,989	3,522	32,993
Selling, general, and administrative expense	66,700	8,425	25,941	45,524	146,590
Gain on sale of assets		—	—	(5,507)	(5,507)

Operating income	540,006	59,504	134,909	(47,683)	686,736

Interest expense					(666)
Other income, net					4,013

Income before income taxes					$690,083

	For the Nine Months Ended September 25, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,947,564	$527,137	$364,986	$(26,699)	$2,812,988

Cost of goods sold	1,515,335	455,112	269,560	(27,612)	2,212,395
Depreciation and amortization	17,272	5,098	7,866	3,521	33,757
Selling, general, and administrative expense	71,152	8,529	23,781	34,429	137,891
Gain on sale of businesses	—	—	—	(54,759)	(54,759)

Operating income	343,805	58,398	63,779	17,722	483,704

Interest expense					(7,451)
Redemption premium					(5,674)
Other loss, net					(1,288)

Income before income taxes					$469,291

The following table presents total assets attributable to each segment:

(In thousands)	September 24, 2022	December 25, 2021

Segment assets:
Piping Systems	$1,169,693	$1,160,272
Industrial Metals	169,385	173,290
Climate	287,387	250,107
General Corporate	483,286	145,267

	$2,109,751	$1,728,936

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended September 24, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$520,842	$—	$—	$520,842
Brass rod and forgings	—	114,956	—	114,956
OEM components, tube & assemblies	—	16,819	30,180	46,999
Valves and plumbing specialties	113,966	—	—	113,966
Flex duct and other HVAC components	—	—	144,470	144,470
Other	—	13,105	—	13,105

	634,808	144,880	174,650	954,338

Intersegment sales				(9,508)

Net sales				$944,830

	For the Quarter Ended September 25, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$555,161	$—	$—	$555,161
Brass rod and forgings	—	143,788	—	143,788
OEM components, tube & assemblies	6,943	12,076	29,627	48,646
Valves and plumbing specialties	126,096	—	—	126,096
Flex duct and other HVAC components	—	—	92,625	92,625
Other	—	26,381	—	26,381

	688,200	182,245	122,252	992,697

Intersegment sales				(10,449)

Net sales				$982,248

Disaggregation of revenue from contracts with customers (continued):

	For the Nine Months Ended September 24, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,766,931	$—	$—	$1,766,931
Brass rod and forgings	—	394,277	—	394,277
OEM components, tube & assemblies	—	57,169	91,798	148,967
Valves and plumbing specialties	396,114	—	—	396,114
Flex duct and other HVAC components	—	—	387,958	387,958
Other	—	46,921	—	46,921

	2,163,045	498,367	479,756	3,141,168

Intersegment sales				(36,294)

Net sales				$3,104,874

	For the Nine Months Ended September 25, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,548,392	$—	$—	$1,548,392
Brass rod and forgings	—	418,024	—	418,024
OEM components, tube & assemblies	23,954	35,819	111,143	170,916
Valves and plumbing specialties	375,218	—	—	375,218
Flex duct and other HVAC components	—	—	253,843	253,843
Other	—	73,294	—	73,294

	1,947,564	527,137	364,986	2,839,687

Intersegment sales				(26,699)

Net sales				$2,812,988

Note 5 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	September 24, 2022	December 25, 2021

Cash & cash equivalents	$483,496	$87,924
Restricted cash included within other current assets	15,820	2,349
Restricted cash included within other assets	102	103

Total cash, cash equivalents, and restricted cash	$499,418	$90,376

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 6 – Inventories

(In thousands)	September 24, 2022	December 25, 2021

Raw materials and supplies	$157,497	$130,133
Work-in-process	61,080	64,989
Finished goods	246,220	245,226
Valuation reserves	(10,286)	(10,104)

Inventories	$454,511	$430,244

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

At September 24, 2022, the Company held open futures contracts to purchase approximately $80.8 million of copper over the next 12 months related to fixed price sales orders.  The fair value of those futures contracts was a $13.5 million net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At September 24, 2022, this amount was approximately $10.4 million of deferred net losses, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At September 24, 2022, the Company held open futures contracts to sell approximately $11.1 million of copper over the next nine months related to copper inventory.  The fair value of those futures contracts was a $1.7 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	September 24, 2022	December 25, 2021	Balance Sheet Location	September 24, 2022	December 25, 2021

Commodity contracts - gains	Other current assets	$1,774	$1,150	Other current liabilities	$31	$—
Commodity contracts - losses	Other current assets	—	(46)	Other current liabilities	(13,529)	(353)

Total derivatives (1)		$1,774	$1,104		$(13,498)	$(353)
(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended		For the Nine Months Ended
(In thousands)	Location	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021

Undesignated derivatives:
Gain (loss) on commodity contracts (nonqualifying)	Cost of goods sold	5,125	7,282	21,007	(3,141)

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended September 24, 2022
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(5,984)	Cost of goods sold	$4,767
Other	38	Other	—

Total	$(5,946)	Total	$4,767

Amounts recognized in and reclassified from AOCI (continued):

	For the Quarter Ended September 25, 2021
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss (Gain) Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$845	Cost of goods sold	$1,265
Other	13	Other	(1)

Total	$858	Total	$1,264

	For the Nine Months Ended September 24, 2022
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(13,310)	Cost of goods sold	$2,253
Other	83	Other	—

Total	$(13,227)	Total	$2,253

	For the Nine Months Ended September 25, 2021
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$861	Cost of goods sold	$(1,584)
Other	1	Other	—

Total	$862	Total	$(1,584)

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At September 24, 2022 and December 25, 2021, the Company had recorded restricted cash in other current assets of $15.6 million and $2.0 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Long-Term Debt

The fair value of long-term debt at September 24, 2022 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

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

(In thousands)	September 24, 2022	December 25, 2021

Current assets	$257,468	$214,550
Noncurrent assets	78,402	76,406
Current liabilities	198,557	169,155
Noncurrent liabilities	45,894	46,059

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021

Net sales	$135,720	$125,581	$388,024	$326,744
Gross profit	25,767	15,693	70,799	40,715
Net (loss) income	(593)	5,599	5,576	262

The Company’s income from unconsolidated affiliates, net of foreign tax, for the quarter and nine months ended September 24, 2022 included net losses of $0.3 million and net income of $2.8 million, respectively, for Tecumseh.

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

The Company’s income from unconsolidated affiliates, net of tax, for the quarter and nine months ended September 24, 2022 included net income of $1.3 million and $3.2 million, respectively, for the retail distribution business.

Note 9 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021

Pension benefits:
Interest cost	$394	$313	$1,181	$939
Expected return on plan assets	(967)	(903)	(2,901)	(2,711)
Amortization of net loss	244	378	731	1,135

Net periodic benefit income	$(329)	$(212)	$(989)	$(637)

Other benefits:
Service cost	$72	$64	$216	$194
Interest cost	104	87	310	261
Amortization of prior service credit	(1)	(118)	(198)	(353)
Amortization of net gain	(59)	(32)	(177)	(96)
Curtailment gain	—	$—	(1,756)	$—

Net periodic benefit cost (income)	$116	$1	$(1,605)	$6

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

Altoona. Another PRP conducted a site investigation of the Altoona site under a consent decree with KDHE and submitted a removal site evaluation report recommending a remedy.  The remedial design plan, which covers both on-site and certain off-site cleanup costs, was approved by the KDHE in 2016.  Construction of the remedy was completed in 2018. Under the terms of the settlement with the other PRP, the Company expects the operations and maintenance costs for this remedy to be paid for entirely by the other PRP.

East La Harpe. At the East La Harpe site, the Company and two other PRPs conducted a site study evaluation under KDHE supervision and prepared a site cleanup plan approved by KDHE.  In December 2018, KDHE provided a draft agreement which contemplates the use of funds KDHE obtained from two other parties (Peabody Energy and Blue Tee) to fund part of the remediation, and removes Blue Tee from the PRPs’ agreement with KDHE. Pursuant to the terms of the settlement with the other PRP noted above, the Company expects the remediation to be conducted and paid for entirely by the other PRP, and for that other PRP to negotiate and enter into an agreement with KDHE.

Lanyon. With respect to the Lanyon Site, in 2016, the Company received a general notice letter from the United States Environmental Protection Agency (EPA) asserting that the Company is a PRP, which the Company has denied.  EPA issued an interim record of decision in 2017 and has been remediating properties at the site. According to EPA, 1,371 properties in total will be remediated, and the work will be completed near the end of 2022.

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). The Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs currently estimate it will cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs.  As of September 24, 2022, the Company has made payments of approximately $7.6 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs.  In March 2022, Lead Refinery entered into an administrative settlement agreement and order on consent with the EPA, along with the four other PRPs, which involves payment of certain past and future costs relating to operable unit 1, in exchange for certain releases and contribution protection for the Company, Lead Refinery and their respective affiliates relating to that operable unit. That settlement became effective in September 2022. The Company reserved $3.3 million for this settlement in the third quarter of 2021. In March 2018, a group of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in civil tort action relating to the site. The Company, Arava, and MRRC have been voluntarily dismissed from that litigation without prejudice. Lead Refinery’s motion to dismiss the matter was granted without prejudice, but plaintiffs in that case have been granted leave to replead certain of their claims.  At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1), including, but not limited to, EPA oversight costs for which the EPA may attempt to seek reimbursement from the Company, and past costs for which other PRPs may attempt to seek contribution from the Company.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at September 24, 2022 were $33.1 million.

Note 11 – Income Taxes

The Company’s effective tax rate for the third quarter of 2022 was 25 percent compared with 26 percent for the same period last year.  The primary item impacting the effective tax rate for the third quarter of 2022 was an increase related to the provision for state income taxes, net of the federal benefit, of $7.3 million.

The Company’s effective tax rate for the third quarter of 2021 was 26 percent. The items impacting the effective tax rate for the third quarter of 2021 were increases related to the provision for state income taxes, net of the federal benefit, of $8.5 million and the effect of foreign tax rates higher than statutory tax rates and other foreign items of $5.6 million. These items were partially offset by $2.2 million of other items.

The Company’s effective tax rate for the first nine months of 2022 was 25 percent compared with 26 percent for the same period last year. The items impacting the effective tax rate for the first nine months of 2022 were increases related to the provision for state income taxes, net of the federal benefit, of $24.2 million and the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $4.3 million.

The Company’s effective tax rate for the first nine months of 2021 was 26 percent. The items impacting the effective tax rate for the first nine months of 2021 were increases related to the provision for state income taxes, net of the federal benefit, of $16.3 million and the effect of foreign tax rates higher than statutory tax rates and other foreign items of $8.7 million. These items were partially offset by $2.5 million of other items.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Nine Months Ended September 24, 2022
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 25, 2021	$(42,303)	$803	$(11,500)	$(347)	$(53,347)

Other comprehensive (loss) income before reclassifications	(41,078)	(13,227)	1,424	4,218	(48,663)
Amounts reclassified from AOCI	—	2,253	305	—	2,558

Net current-period other comprehensive (loss) income	(41,078)	(10,974)	1,729	4,218	(46,105)

Balance as of September 24, 2022	$(83,381)	$(10,171)	$(9,771)	$3,871	$(99,452)

	For the Nine Months Ended September 25, 2021
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 26, 2020	$(37,339)	$984	$(17,203)	$(1,325)	$(54,883)

Other comprehensive income (loss) before reclassifications	763	862	(98)	2,211	3,738
Amounts reclassified from AOCI	—	(1,584)	574	—	(1,010)

Net current-period other comprehensive income (loss)	763	(722)	476	2,211	2,728

Balance as of September 25, 2021	$(36,576)	$262	$(16,727)	$886	$(52,155)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021	Affected line item

Unrealized losses (gains) on derivative commodity contracts	$6,151	$1,077	$2,906	$(2,612)	Cost of goods sold
	(1,384)	187	(653)	1,028	Income tax (benefit) expense

	$4,767	$1,264	$2,253	$(1,584)	Net of tax and noncontrolling interests

Amortization of net loss and prior service cost on employee benefit plans	$184	$228	$356	$686	Other income, net
	(31)	(37)	(51)	(112)	Income tax benefit

	$153	$191	$305	$574	Net of tax and noncontrolling interests

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

According to the U.S. Census Bureau, the August 2022 seasonally adjusted annual rate of new housing starts was 1.58 million, consistent with the August 2021 rate. The average 30-year fixed mortgage rate was 4.87 percent for the first nine months of 2022 and 2.96 percent for the twelve months ended December 2021. The private non-residential construction sector includes offices, industrial, health care, and retail projects. According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $513.1 billion in August 2022 compared to the August 2021 rate of $486.2 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first nine months of 2022 and 2021:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 24, 2022	September 25, 2021	2022 vs. 2021	September 24, 2022	September 25, 2021	2022 vs. 2021

Net sales	$944,830	$982,248	(3.8)%	$3,104,874	$2,812,988	10.4%
Operating income	205,165	233,350	(12.1)	686,736	483,704	42.0
Net income	154,542	170,980	(9.6)	519,410	342,919	51.5

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	(0.4)%	9.1%
Unit sales volume in core product lines	(9.5)	(5.3)
Acquisitions	1.2	1.2
Dispositions	(2.1)	(2.8)
Other	7.0	8.2

	(3.8)%	10.4%

The decrease in net sales during the third quarter of 2022 was primarily due to (i) lower unit sales volume of $93.5 million in our core product lines, primarily copper tube and brass rod, (ii) a decrease in sales of $20.4 million as a result of the dispositions of Copper Bar, Die-Mold, FTP, and STI in the second half of 2021, and (iii) lower net selling prices of $4.0 million in our core product lines. These decreases were partially offset by (i) an increase in sales of $69.0 million in our non-core product lines and (ii) sales of $11.5 million recorded by Mueller Middle East (MME), acquired in December 2021.

The increase in net sales during the first nine months of 2022 was primarily due to (i) higher net selling prices of $255.3 million in our core product lines, (ii) an increase in sales of $202.9 million in our non-core product lines, (iii) sales of $33.0 million recorded by MME, and (iv) incremental sales of $27.8 million recorded by H&C Flex (H&C). These increases were partially offset by (i) lower unit sales volume of $148.6 million in our core product lines and (ii) a decrease in sales of $78.5 million as a result of the dispositions of Copper Bar, Die-Mold, FTP, and STI in the second half of 2021.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2022 and 2021:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021

Cost of goods sold	$678,637	$744,265	$2,244,062	$2,212,395
Depreciation and amortization	10,850	10,868	32,993	33,757
Selling, general, and administrative expense	50,178	48,524	146,590	137,891
Gain on sale of assets	—	—	(5,507)	—
Gain on sale of businesses	—	(54,759)	—	(54,759)

Operating expenses	$739,665	$748,898	$2,418,138	$2,329,284

	For the Quarter Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021

Cost of goods sold	71.8%	75.8%	72.3%	78.6%
Depreciation and amortization	1.1	1.1	1.1	1.2
Selling, general, and administrative expense	5.3	4.9	4.7	5.0
Gain on sale of assets	—	—	(0.2)	—
Gain on sale of businesses	—	(5.6)	—	(1.9)

Operating expenses	78.3%	76.2%	77.9%	82.9%

Q3 2022 compared to Q3 2021

Cost of goods sold decreased in the third quarter of 2022 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 28.2 percent compared with 24.2 percent in the prior year quarter. The increase in gross margin percent reflects effective price management in response to higher demand and significant inflation in wages, consumable, energy, freight, and distribution costs, as well as fluctuating material costs. Depreciation and amortization was consistent with the third quarter of 2021. Selling, general, and administrative expense increased in the third quarter of 2022 primarily as a result of (i) higher employment costs, including incentive compensation, of $6.1 million and (ii) incremental expenses of $0.3 million associated with MME. These increases were partially offset by (i) the absence of asset impairment charges of $2.6 million recorded in the prior year quarter, (ii) higher foreign currency transaction gains of $2.1 million, and (iii) the absence of expenses associated with Die-Mold, FTP, and STI of $0.3 million.

Interest expense decreased for the third quarter of 2022 primarily as a result of there being no borrowings outstanding under the Credit Agreement. We recognized other income, net, of $1.0 million in the third quarter of 2022 compared to other expenses, net, of $2.5 million in the third quarter of 2021. This change was primarily due to (i) lower environmental remediation costs at our non-operating properties and (ii) higher interest income on short-term investments in the third quarter of 2022.

Our effective tax rate for the third quarter of 2022 was 25 percent compared with 26 percent for the same period last year.  The primary item impacting the effective tax rate was an increase related to the provision for state income taxes, net of the federal benefit, of $7.3 million.

For the third quarter of 2021, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to (i) increases related to the provision for state income taxes, net of the federal benefit, of $8.5 million and (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $5.6 million. These items were partially offset by $2.2 million of other items.

During the third quarters of 2022 and 2021, we recognized income of $1.0 million and $2.8 million, respectively, on our investments in unconsolidated affiliates.

YTD 2022 compared to YTD 2021

Cost of goods sold decreased in the first nine months of 2022 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 27.7 percent compared with 21.4 percent in the prior year. The combination of strong demand for our products, inflationary pressures, and industry wide supply constraints contributed to an environment of higher selling prices and improved margins for the majority of our businesses. Depreciation and amortization decreased slightly in the first nine months of 2022 primarily as a result of long-lived assets of businesses sold. Selling, general, and administrative expense increased in the first nine months of 2022 primarily as a result of (i) higher employment costs, including incentive compensation, of $13.9 million, (ii) incremental expenses associated with H&C and MME of $2.7 million, and (iii) higher travel and entertainment expense of $1.2 million. These increases were partially offset by (i) the absence of expenses associated with Die-Mold, FTP, and STI of $2.9 million, (ii) higher foreign currency transaction gains of $2.9 million, (iii) the absence of asset impairment charges of $2.6 million recorded in the prior year, and (iv) a decrease in bad debt expense of $1.0 million. In addition, during the first nine months of 2022 we recognized a gain of $5.5 million on the sale of a building. During the first nine months of 2021 we recognized a gain of $54.8 million on the sale of FTP, STI, and the majority of Die-Mold.

Interest expense decreased for the first nine months of 2022 primarily as a result of the redemption of our Subordinated Debentures during the second quarter of 2021 and there being no borrowings outstanding under the Credit Agreement in the third quarter of 2022. In addition, we recognized expense of $5.7 million for a redemption premium related to our Subordinated Debentures redeemed during the first nine months of 2021. We recognized other income, net, of $4.0 million in the first nine months of 2022 compared to other expenses, net, of $1.3 million the first nine months of 2021. This change was primarily due to (i) lower environmental remediation costs at our non-operating properties, (ii) a curtailment gain related to our benefit plans recognized during the first nine months of 2022, and (iii) higher interest income on short-term investments in the first nine months of 2022.

Our effective tax rate for the first nine months of 2022 was 25 percent compared with 26 percent for the same period last year.  The items impacting the effective tax rate are primarily (i) increases related to the provision for state income taxes, net of the federal benefit, of $24.2 million and (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $4.3 million.

For the first nine months of 2021, the items impacting the effective tax rate were (i) increases related to the provision for state income taxes, net of the federal benefit, of $16.3 million, and (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $8.7 million. These increases were partially offset by $2.5 million of other items.

During the first nine months of 2022 and the first nine months of 2021, we recognized income of $6.0 million and $0.1 million, respectively, on our investments in unconsolidated affiliates.

Piping Systems Segment

The following table compares summary operating results for the first nine months of 2022 and 2021 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 24, 2022	September 25, 2021	2022 vs. 2021	September 24, 2022	September 25, 2021	2022 vs. 2021

Net sales	$634,808	$688,200	(7.8)%	$2,163,045	$1,947,564	11.1%
Operating income	167,939	152,199	10.3	540,006	343,805	57.1

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	1.2%	12.5%
Unit sales volume in core product lines	(11.4)	(6.0)
Acquisitions	1.7	1.7
Dispositions	(0.4)	(0.6)
Other	1.1	3.5

	(7.8)%	11.1%

The decrease in net sales during the third quarter of 2022 was primarily attributable to (i) lower unit sales volume of $77.5 million in the segment’s core product lines, primarily copper tube, and (ii) a decrease in sales of $3.0 million as a result of the disposition of Die-Mold in the third quarter of 2021. These decreases were partially offset by (i) sales of $11.5 million recorded by MME, (ii) an increase in sales of $10.5 million in the segment’s non-core product lines, and (iii) higher net selling prices in the segment’s core product lines of $8.0 million.

Net sales during the first nine months of 2022 increased primarily as a result of (i) higher net selling prices in the segment’s core product lines of $240.5 million, (ii) an increase in sales of $71.7 million in the segment’s non-core product lines, and (iii) sales of $33.0 million recorded by MME. These increases were partially offset by (i) lower unit sales volume of $116.1 million in the segment’s core product lines and (ii) a decrease in sales of $10.9 million as a result of the disposition of Die-Mold in the third quarter of 2021.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2022 and 2021:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021

Cost of goods sold	$440,216	$506,703	$1,539,493	$1,515,335
Depreciation and amortization	5,516	5,547	16,846	17,272
Selling, general, and administrative expense	21,137	23,751	66,700	71,152

Operating expenses	$466,869	$536,001	$1,623,039	$1,603,759

	For the Quarter Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021

Cost of goods sold	69.3%	73.6%	71.2%	77.8%
Depreciation and amortization	0.9	0.8	0.8	0.8
Selling, general, and administrative expense	3.3	3.5	3.0	3.7

Operating expenses	73.5%	77.9%	75.0%	82.3%

The decrease in cost of goods sold during the third quarter of 2022 was primarily due to the decrease in the average cost of copper, our principal raw material.  Gross margin as a percentage of sales was 30.7 percent compared with 26.4 percent in the prior year quarter. The increase in gross margin percent reflects effective price management in response to significant inflation in wages, consumable, freight, and distribution costs, as well as fluctuating material costs. Depreciation and amortization was consistent with the third quarter of 2021. Selling, general, and administrative expense decreased for the third quarter of 2022 primarily as a result of (i) higher foreign currency transaction gains of $2.2 million and (ii) lower employment costs, including incentive compensation, of $0.7 million. These decreases were partially offset by expenses associated with MME of $0.3 million.

The increase in cost of goods sold during the first nine months of 2022 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 28.8 percent compared with 22.2 percent in the prior year. Depreciation and amortization decreased slightly in the first nine months of 2022 primarily as a result of long-lived assets of businesses sold, partially offset by depreciation and amortization of the long-lived assets of MME. Selling, general, and administrative expense decreased for the first nine months of 2022 primarily as a result of (i) higher foreign currency transaction gains of $2.9 million, (ii) the absence of expenses of $1.6 million associated with the write-off of vendor deposits in the first nine months of 2021, (iii) lower expenses of $0.5 million associated with businesses disposed, and (iv) lower employment costs, including incentive compensation, of $0.4 million. These decreases were partially offset by expenses associated with MME of $0.9 million.

Industrial Metals Segment

The following table compares summary operating results for the first nine months of 2022 and 2021 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 24, 2022	September 25, 2021	2022 vs. 2021	September 24, 2022	September 25, 2021	2022 vs. 2021

Net sales	$144,880	$182,245	(20.5)%	$498,367	$527,137	(5.5)%
Operating income	12,077	19,052	(36.6)	59,504	58,398	1.9

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	(6.7)%	2.8%
Unit sales volume in core product lines	(8.8)	(6.1)
Dispositions	(6.9)	(6.1)
Other	1.9	3.9

	(20.5)%	(5.5)%

The decrease in net sales during the third quarter of 2022 was primarily due to (i) lower unit sales volume of $15.9 million in the segment’s core product lines, primarily brass rod and forgings, (ii) a decrease in sales of $12.5 million as a result of the disposition of Copper Bar in the fourth quarter of 2021, and (iii) lower net selling prices of $12.1 million in the segment’s core product lines.

The decrease in net sales during the first nine months of 2022 was primarily due to (i) lower unit sales volume of $32.4 million in the segment’s core product lines and (ii) a decrease in sales of $32.0 million as a result of the disposition of Copper Bar in the fourth quarter of 2021. These decreases were partially offset by (i) higher net selling prices of $14.9 million in the segment’s core product lines and (ii) an increase in sales of $5.6 million in the segment’s non-core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2022 and 2021:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021

Cost of goods sold	$128,152	$158,822	$424,802	$455,112
Depreciation and amortization	1,846	1,661	5,636	5,098
Selling, general, and administrative expense	2,805	2,710	8,425	8,529

Operating expenses	$132,803	$163,193	$438,863	$468,739

	For the Quarter Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021

Cost of goods sold	88.5%	87.1%	85.2%	86.3%
Depreciation and amortization	1.3	0.9	1.1	1.0
Selling, general, and administrative expense	1.9	1.5	1.8	1.6

Operating expenses	91.7%	89.5%	88.1%	88.9%

The decrease in cost of goods sold during the third quarter of 2022 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 11.5 percent compared with 12.9 percent in the prior year quarter. Depreciation and amortization and selling, general, and administrative expense were consistent with the third quarter of 2021.

The decrease in cost of goods sold during the first nine months of 2022 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 14.8 percent compared with 13.7 percent in the prior year. Depreciation and amortization increased slightly during the first nine months of 2022 as a result of long-lived assets placed into service. Selling, general, and administrative expense were consistent with the first nine months of 2021.

Climate Segment

The following table compares summary operating results for the first nine months of 2022 and 2021 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 24, 2022	September 25, 2021	2022 vs. 2021	September 24, 2022	September 25, 2021	2022 vs. 2021

Net sales	$174,650	$122,252	42.9%	$479,756	$364,986	31.4%
Operating income	47,462	21,072	125.2	134,909	63,779	111.5

Sales for the third quarter of 2022 increased primarily as a result of strong demand and an increase in price in certain product lines.  These increases were partially offset by a decrease in sales of $4.9 million as a result of the dispositions of FTP and STI during the third quarter of 2021.

Sales for the first nine months of 2022 increased primarily as a result of an increase in volume and price in certain product lines, as well as incremental sales of $27.8 million recorded by H&C.  These increases were partially offset by a decrease in sales of $35.6 million as a result of the dispositions of FTP and STI during the third quarter of 2021.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2022 and 2021:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021

Cost of goods sold	$114,850	$89,175	$311,917	$269,560
Depreciation and amortization	2,289	2,484	6,989	7,866
Selling, general and administrative expense	10,049	9,521	25,941	23,781

Operating expenses	$127,188	$101,180	$344,847	$301,207

	For the Quarter Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021

Cost of goods sold	65.8%	72.9%	65.0%	73.9%
Depreciation and amortization	1.3	2.0	1.5	2.2
Selling, general and administrative expense	5.7	7.9	5.4	6.4

Operating expenses	72.8%	82.8%	71.9%	82.5%

Cost of goods sold increased during the third quarter of 2022, consistent with the increase in net sales.  Gross margin as a percentage of sales was 34.2 percent compared with 27.1 percent in the prior year quarter. The increase in gross margin percent reflects effective price management in response to significant inflation in wages, consumable, freight, and distribution costs, as well as fluctuations in material costs. Depreciation and amortization decreased by $0.2 million as a result of long-lived assets of businesses sold. Selling, general, and administrative expense increased primarily due to (i) higher agent commissions of $2.7 million and (ii) higher employment costs, including incentive compensation, of $0.8 million. These increases were partially offset by (i) the absence of asset impairment charges of $2.6 million recorded in the prior year quarter and (ii) the absence of expenses associated with FTP and STI of $0.3 million.

Cost of goods sold increased during the first nine months of 2022 primarily due to factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 35.0 percent compared with 26.1 percent in the prior year. The increase in gross margin percent reflects effective price management in response to significant inflation in wages, consumable, freight, and distribution costs, as well as fluctuations in material costs. Depreciation and amortization decreased as a result of long-lived assets of businesses sold. Selling, general, and administrative expense increased for the first nine months of 2022 as a result of (i) higher agent commissions of $3.8 million, (ii) incremental expenses associated with H&C of $1.8 million., and (iii) higher employment costs, including incentive compensation, of $1.6 million. These increases were partially offset by (i) the absence of asset impairment charges of $2.6 million recorded in the prior year and (ii) the absence of expenses associated with FTP and STI of $2.4 million.

Liquidity and Capital Resources

The following table presents selected financial information for the first nine months of 2022 and 2021:

(In thousands)	2022	2021

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$409,042	$(19,225)
Property, plant, and equipment, net	(11,402)	(6,350)
Total debt	432	(205,754)
Working capital, net of cash and current debt	14,153	146,240

Net cash provided by operating activities	516,912	181,481
Net cash (used in) provided by investing activities	(16,269)	43,818
Net cash used in financing activities	(81,291)	(244,147)

Cash Flows from Operating Activities

During the nine months ended September 24, 2022, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $522.6 million, (ii) depreciation and amortization of $33.3 million, (iii) a decrease in accounts receivable of $15.7 million, and (iv) stock-based compensation expense of $12.3 million. These increases were partially offset by (i) an increase in inventories of $33.8 million, (ii) an increase in other assets of $8.6 million, (iii) a decrease in other liabilities of $7.4 million, (iv) the gain of $7.1 million recognized on the sale of assets, (v) equity in earnings of unconsolidated affiliates of $6.0 million, and (vi) a decrease in current liabilities of $5.3 million.

During the nine months ended September 25, 2021, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $348.4 million, (ii) an increase in current liabilities of $85.5 million, (iii) depreciation and amortization of $33.9 million, (iv) stock-based compensation expense of $7.2 million, and (v) the redemption premium of $5.7 million related to our Subordinated Debentures. These increases were largely offset by (i) an increase in accounts receivable of $155.1 million, (ii) an increase in inventories of $96.5 million, and (iii) the gain of $54.8 million recognized on the sale of Die-Mold, FTP, and STI. The fluctuations of accounts receivable, inventories, and current liabilities were primarily due to increased sales volume in certain businesses and higher material costs during the first nine months of 2021.

Cash Flows from Investing Activities

The major component of net cash used in investing activities during the nine months ended September 24, 2022 was capital expenditures of $29.6 million. This use was partially offset by (i) proceeds from the sale of properties of $7.8 million, (ii) insurance proceeds for property and equipment of $3.4 million, and (iii) dividends received from unconsolidated affiliates of $2.1 million.

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

Cash Flows from Financing Activities

For the nine months ended September 24, 2022, net cash used in financing activities consisted primarily of (i) $41.9 million used for the payment of regular quarterly dividends to stockholders of the Company and (ii) $38.1 million used to repurchase common stock.

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

As of September 24, 2022, we had $483.5 million of cash on hand and $366.9 million available to be drawn under the Credit Agreement. Our current ratio was 3.8 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $7.6 million during the first nine months of 2022, which included a $5.6 million settlement related to the Southeast Kansas Sites.  We expect to spend approximately $5.5 million over the next twelve months for ongoing environmental remediation activities.

The Company declared a quarterly cash dividend of 25.0 cents per common share during the first, second, and third quarters of 2022 and 13.0 cents per common share during the first, second, and third quarters of 2021, respectively.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of September 24, 2022, the Company’s total debt was $2.3 million or 0.1 percent of its total capitalization.

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures March 31, 2026.  There were no borrowings outstanding under the Credit Agreement as of September 24, 2022. The Credit Agreement backed approximately $33.1 million in letters of credit at the end of the third quarter of 2022.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of September 24, 2022, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until July 2023, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 24, 2022, the Company has repurchased approximately 7.2 million shares under this authorization.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At September 24, 2022, we held open futures contracts to purchase approximately $80.8 million of copper over the next 12 months related to fixed-price sales orders and to sell approximately $11.1 million of copper over the next nine months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of September 24, 2022, we held no open futures contracts to purchase natural gas.

Interest Rates

At September 24, 2022, we had no variable-rate debt outstanding.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on the Secured Overnight Financing Rate (SOFR).

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At September 24, 2022, we had open forward contracts with a financial institution to sell approximately 4.7 million euros, 17.9 million Swedish kronor, and 10.2 million Norwegian kroner through January 2023.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of September 24, 2022.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 24, 2022 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending September 24, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2023, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 24, 2022, the Company has repurchased approximately 7.2 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended September 24, 2022.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

June 26, 2022 - July 23, 2022	89,035	$51.93	88,411	12,759,795
July 24, 2022 - August 20, 2022	52,241	$65.94	—	12,759,795
August 21, 2022 - September 24, 2022	4,333	$44.97	—	12,759,795
Total	145,609		88,411
(1) Includes shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting. Also includes shares resulting from restricted stock forfeitures at the average cost of treasury stock.
(2) Shares available to be purchased under the Company’s 20 million share repurchase authorization until July 2023. The extension of the authorization was announced on October 19, 2022.

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
October 19, 2022	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
October 19, 2022	Anthony J. Steinriede
Date	Vice President – Corporate Controller