Form 10-K
period 2022-12-31
MUELLER INDUSTRIES INC
filed 2023-02-28
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes  ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes  ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $2,939,888,027.

The number of shares of the Registrant’s common stock outstanding as of February 23, 2023 was 57,024,726 excluding 23,158,278 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference into this Report: Registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, scheduled to be mailed on or about March 23, 2023 (Part III).

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

Piping Systems Segment

The Piping Systems segment is composed of Domestic Piping Systems Group, Great Lakes Copper (Great Lakes), Heatlink Group, European Operations, Trading Group, Jungwoo Metal Ind. Co., LTD (Jungwoo-Mueller), and Mueller Middle East BSC (Mueller Middle East).

The Domestic Piping Systems Group manufactures and distributes copper tube, fittings, line sets, and pipe nipples, and resells steel pipe, brass and plastic plumbing valves, malleable iron fittings and faucets, and plumbing specialties.  These products are manufactured in the U.S., sold in the U.S., and exported to markets worldwide.  Our copper tube ranges in size from 1/8 inch to 8 1/8 inch diameter and is sold in various straight lengths and coils.  We are a market leader in the plumbing, air-conditioning and refrigeration service tube markets and we also supply a variety of water tube in straight lengths and coils used for plumbing applications in virtually every type of construction project.  Our copper fittings, line sets, and related components are produced for the plumbing and heating industry to be used in water distribution systems, heating systems, air-conditioning, and refrigeration applications, and drainage, waste, and vent systems.

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

We acquired Die-Mold Tool Limited (Die-Mold) on March 31, 2018 and Kessler Sales and Distribution on August 2, 2020, and increased our equity interest in Mueller Middle East to 55 percent on December 7, 2021.  These acquisitions complement our existing businesses in the Piping Systems segment.

We disposed of Die-Mold on September 2, 2021 in a contribution agreement with a limited liability company operating in the retail distribution business. Die-Mold manufactured PEX and other plumbing-related fittings and plastic injection tooling in Canada and sold these products in Canada and the U.S.

The segment sells products to wholesalers in the plumbing and refrigeration markets, distributors to the manufactured housing and recreational vehicle industries, building material retailers, and air-conditioning original equipment manufacturers (OEMs).  It markets primarily through its own sales and distribution organization, which maintains sales offices and distribution centers throughout the United States and in Canada, Mexico, Great Britain, South Korea, and the Middle East.  Additionally, products are sold and marketed through a complement of agents, which, when combined with our sales organization, provide the Company broad geographic market representation.

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

Industrial Metals Segment

The Industrial Metals segment is composed of Brass Rod, Impacts & Micro Gauge, Brass Value-Added Products, and Precision Tube.

Brass Rod manufactures a broad range of brass rod and shapes in a variety of standard and lead-free alloys sold primarily to OEMs in the industrial, HVAC, plumbing, and refrigeration industries.  We extrude brass, bronze, and copper alloy rod in sizes ranging from 3/8 inches to 4 inches in diameter.  These alloys are used in applications that require a high degree of machinability, wear and corrosion resistance, as well as electrical conductivity.

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

Precision Tube manufactures specialty copper, copper alloy, and aluminum tube.

We disposed of our Copper Bar business on October 25, 2021.

The segment sells its products primarily to domestic OEMs in the industrial, construction, HVAC, plumbing, and refrigeration markets.  The total amount of order backlog for the Industrial Metals Segment as of December 31, 2022 was not significant.

Competitors, primarily in the brass rod market, include Wieland Chase, LLC, a subsidiary of Wieland-Werke AG, and several foreign manufacturers.

Climate Segment

The Climate segment is composed of Refrigeration Products, Westermeyer Industries, Inc. (Westermeyer), Turbotec Products, Inc. (Turbotec), Flex Duct, and Linesets, Inc.

Refrigeration Products designs and manufactures valves, protection devices, and brass fittings for various OEMs in the commercial HVAC and refrigeration markets. Westermeyer designs, manufactures, and distributes high-pressure components and accessories for the air-conditioning and refrigeration markets.  Turbotec manufactures coaxial heat exchangers and twisted tubes for the HVAC, geothermal, refrigeration, swimming pool heat pump, marine, ice machine, commercial boiler, and heat reclamation markets. Flex Duct, which consists of ATCO Rubber Products, Inc. (ATCO) and H&C Flex, manufactures and distributes insulated HVAC flexible duct systems.

We acquired ATCO on July 2, 2018, Shoals Tubular, Inc. (Shoals) on January 17, 2020, and H&C Flex on January 29, 2021.  These acquisitions complement our existing businesses in the Climate segment.

We disposed of Fabricated Tube Products and Shoals on July 28, 2021. Fabricated Tube Products manufactured tubular assemblies and fabrications for OEMs in the HVAC and refrigeration markets; Shoals manufactured brazed manifolds, headers, and distributor assemblies.

The segment sells predominantly to wholesalers and OEMs in the HVAC and refrigeration markets in the U.S.  The total amount of order backlog for the Climate segment as of December 31, 2022 was not significant.

Human Capital Resources

As of December 31, 2022, the Company employed approximately 5,137 employees, of which approximately 1,635 were represented by various unions.  Those union contracts will expire as follows:

Location	Expiration Date
Port Huron, Michigan (Local 218 IAM)	May 3, 2026
Wynne, Arkansas (MCTP)	November 30, 2024
Port Huron, Michigan (Local 44 UAW)	May 4, 2025
Wynne, Arkansas (B&K LLC)	August 5, 2024
Fulton, Mississippi	October 2, 2025
University Park, Illinois	June 20, 2024
Woodbridge, New Jersey	April 30, 2023

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

Our copper tube facilities can accommodate both refined copper and certain grades of copper scrap as the primary feedstock.  The Company has commitments from refined copper producers for a portion of its metal requirements for

2023.  Adequate quantities of copper are currently available.  While we will continue to react to market developments, resulting pricing volatility or supply disruptions, if any, could nonetheless adversely affect the Company.

Environmental Proceedings

Compliance with environmental laws and regulations is a matter of high priority for the Company.  Mueller’s provision for environmental matters related to all properties was $1.4 million for 2022, $5.0 million for 2021, and $4.2 million for 2020.  The reserve for environmental matters was $20.5 million at December 31, 2022 and $27.4 million at December 25, 2021.  Environmental expenses related to non-operating properties are presented below operating income in the Consolidated Statements of Income, and costs related to operating properties are included in cost of goods sold.  We currently anticipate that we will need to make expenditures of approximately $6.8 million for compliance activities related to existing environmental matters during the next three fiscal years.

For a description of material pending environmental proceedings, see “Note 14 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Other Business Factors

Our business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held.  In addition, expenditures for Company-sponsored research and development activities were not material during 2022, 2021, or 2020.  No material portion of our business involves governmental contracts.

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

We conduct our business through subsidiaries in several different countries and export our products to many countries.  Fluctuations in currency exchange rates could have a significant impact on the competitiveness of our products as well as the reported results of our operations, which are presented in U.S. dollars.  A portion of our products are manufactured in or acquired from suppliers located in lower cost regions.  Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange fluctuations.  The strengthening of the U.S. dollar could expose our U.S. based businesses to competitive threats from lower cost producers in other countries such as China.  Lastly, our sales are translated into U.S. dollars for reporting purposes.  The strengthening of the U.S. dollar could result in unfavorable translation effects when the results of foreign operations are translated into U.S. dollars.  Accordingly, significant changes in exchange rates, particularly the British pound sterling, Mexican peso, Canadian dollar, South Korean won, and Bahraini dinar, could have an adverse impact on our results of operations or financial position.

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

Location of Facility	Building Space (Sq. Ft.)	Primary Use	Owned or Leased

Piping Systems Segment
Fulton, MS	778,065	Manufacturing, Packaging, & Distribution	Owned
Bilston, England	402,500	Manufacturing	Owned
Wynne, AR	400,000	Manufacturing & Distribution	Owned
Yangju City, Gyeonggi Province, South Korea	343,909	Manufacturing	Owned
Cedar City, UT	260,000	Manufacturing & Distribution	Owned
Woodbridge, NJ	247,000	Distribution	Leased
Olive Branch, MS	205,264	Manufacturing & Distribution	Owned
London, Ontario, Canada	200,400	Manufacturing	Owned
Al Hidd, Kingdom of Bahrain	186,162	Manufacturing	Owned
Wynne, AR	180,000	Distribution	Owned
Covington, TN	176,000	Manufacturing	Owned
North Wales, PA	174,000	Manufacturing	Owned
Monterrey, Mexico	152,000	Manufacturing & Distribution	Leased
Monterrey, Mexico	132,000	Manufacturing	Leased
Sanger, CA	127,390	Manufacturing & Distribution	Leased
Ennis, TX	109,700	Distribution	Leased
University Park, IL	90,100	Distribution	Leased
Ansonia, CT	89,396	Manufacturing & Distribution	Owned
Kansas City, MO	85,000	Distribution	Leased
St. Thomas, Ontario, Canada	73,124	Distribution	Leased
Shelby, OH	61,750	Distribution	Leased
Atlanta, GA	60,293	Distribution	Leased
Dallas, TX	55,585	Distribution	Leased
Ontario, CA	54,209	Distribution	Leased
Jacksonville, FL	48,000	Distribution	Leased
Calgary, Alberta, Canada	22,084	Distribution	Leased
Calgary, Alberta, Canada	21,117	Manufacturing	Leased
Calgary, Alberta, Canada	6,600	Manufacturing	Leased

Industrial Metals Segment
Port Huron, MI	450,000	Manufacturing	Owned
New Market, VA	413,120	Manufacturing & Distribution	Owned
Belding, MI	293,068	Manufacturing	Owned
Brooklyn, OH	163,200	Manufacturing	Leased
Marysville, MI	81,500	Manufacturing	Owned
Brighton, MI	65,000	Machining	Leased

Climate Segment
Plainville, GA	313,835	Manufacturing & Distribution	Owned
Fort Worth, TX	266,485	Manufacturing	Owned

Location of Facility	Building Space (Sq. Ft.)	Primary Use	Owned or Leased
Cartersville, GA	260,924	Manufacturing	Owned
Phoenix, AZ	250,250	Manufacturing & Distribution	Owned
Tampa, FL	202,614	Manufacturing & Distribution	Owned
Crawsfordville, IN	153,600	Manufacturing & Distribution	Owned
Fort Worth, TX	153,374	Manufacturing	Owned
Vineland, NJ	136,000	Manufacturing & Distribution	Owned
Guadalupe, Mexico	130,110	Manufacturing	Leased
Sacramento, CA	121,240	Manufacturing & Distribution	Owned
Bluffs, IL	107,000	Manufacturing	Owned
Fort Worth, TX	103,125	Manufacturing & Distribution	Owned
Hickory, NC	100,000	Manufacturing	Owned
Hartsville, TN	92,000	Manufacturing	Owned
Houston, TX	72,000	Manufacturing & Distribution	Owned
Monterrey, MX	65,000	Manufacturing & Distribution	Leased
Baltimore, MD	62,500	Manufacturing & Distribution	Owned
Springdale, AR	57,600	Manufacturing & Distribution	Owned
Hartsville, TN	45,000	Distribution	Leased
Lawrenceville, GA	42,000	Manufacturing	Leased
Xinbei District, Changzhou, China	33,940	Manufacturing	Leased
Kansas City, MO	30,500	Manufacturing	Leased
Ansonia, CT	24,000	Manufacturing	Leased
Hartsville, TN	4,000	Warehouse	Leased

ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “MLI.”  As of February 23, 2023, the number of holders of record of Mueller’s common stock was 585.

During fiscal 2021, we paid a quarterly cash dividend of $0.13 per share of common stock. During fiscal 2022, we paid a quarterly cash dividend of $0.25 per share of common stock.

Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

See “Part III, Item 12, Equity Compensation Plan Information” for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2023, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 31, 2022, the Company has repurchased approximately 7.2 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the quarter ended December 31, 2022.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

September 25, 2022 – October 29, 2022	2,098	61.72	—	12,759,795
October 30, 2022 – November 26, 2022	—	—	—	12,759,795
November 27, 2022 – December 31, 2022	527	61.27	—	12,759,795
Total	2,625		—
(1) Includes shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting.
(2) Shares available to be purchased under the Company’s 20 million share repurchase authorization until July 2023. The extension of the authorization was announced on October 19, 2022.

Company Stock Performance

The following graph compares total stockholder return since December 30, 2017 to the Dow Jones U.S. Total Return Index (Total Return Index) and the Dow Jones U.S. Building Materials & Fixtures Index (Building Materials Index).  Total return values for the Total Return Index, the Building Materials Index and the Company were calculated based on cumulative total return values assuming reinvestment of (i) regular quarterly dividends paid by the Company, (ii) the cash paid by the Company in conjunction with the special dividend and (iii) the proceeds of an assumed sale at par of the Debentures paid by the Company in connection with the special dividend.

	2017	2018	2019	2020	2021	2022
Mueller Industries, Inc.	100.00	67.04	92.16	102.81	174.23	178.57
Dow Jones U.S. Total Return Index	100.00	95.03	124.62	150.05	189.81	152.98
Dow Jones U.S. Building Materials & Fixtures Index	100.00	79.24	115.95	143.87	215.35	156.35

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of December 31, 2022.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2022 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As required by Rule 13a-15(c) under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the control criteria established in a report entitled Internal Control—Integrated Framework, (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mueller Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Mueller Industries, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mueller Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 25, 2021, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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
February 28, 2023

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is contained under the captions “Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees,” “Corporate Governance,” “Report of the Audit Committee of the Board of Directors,” and “Section 16(a) Beneficial Ownership Compliance Reporting” in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC on or about March 23, 2023, which is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to its chief executive officer, chief financial officer, and other financial executives.  We have also made the Code of Business Conduct and Ethics available on the Company’s website at www.muellerindustries.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption “Compensation Discussion and Analysis,” “Summary Compensation Table for 2022,” “2022 Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal 2022 Year-End,” “2022 Option Exercises and Stock Vested,” “Potential Payments Upon Termination of Employment or Change in Control as of the End of 2022,” “2022 Director Compensation,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “Corporate Governance” in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC on or about March 23, 2023, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table discloses information regarding the securities to be issued and the securities remaining available for issuance under the Registrant’s stock-based incentive plans as of December 31, 2022 (shares in thousands):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	442	$29.20	1,204

Equity compensation plans not approved by security holders	—	—	—

Total	442	$29.20	1,204

Other information required by Item 12 is contained under the captions “Principal Stockholders” and “Ownership of Common Stock by Directors and Executive Officers and Information about Director Nominees” in the Company’s Proxy Statement for

its 2023 Annual Meeting of Stockholders to be filed with the SEC on or about March 23, 2023, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption “Corporate Governance” in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC on or about March 23, 2023, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is contained under the caption “Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC on or about March 23, 2023, which is incorporated herein by reference.

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
3.bAmended and Restated By-laws of the Registrant, effective as of February 17, 2023 (Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, dated February 21, 2023).
Long-Term Debt Instruments
4.1Certain instruments with respect to long-term debt of the Registrant have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instruments does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.  The Registrant agrees to furnish a copy of each such instrument upon request of the SEC.
4.2Description of securities
Consulting, Employment, and Compensatory Plan Agreements
10.1Mueller Industries, Inc. 2009 Stock Incentive Plan (Incorporated by reference from Appendix I to the Company’s 2009 Definitive Proxy Statement with respect to the Company’s 2009 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on March 26, 2009).
10.2Mueller Industries, Inc. 2014 Stock Incentive Plan (Incorporated by reference from Appendix I to the Company’s 2014 Definitive Proxy Statement with respect to the Company’s 2014 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on March 19, 2014).
10.3Amendment to the Mueller Industries, Inc. 2009 Stock Incentive Plan, dated July 11, 2011 (Incorporated herein by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K, dated February 28, 2012, for the fiscal year ended December 31, 2011).
10.42019 Incentive Plan (incorporated by reference to Annex 1 to the Company’s definitive proxy statement filed with the SEC on March 28, 2019).
10.5Mueller Industries, Inc. 2011 Annual Bonus Plan (Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K, dated February 28, 2012, for the fiscal year ended December 31, 2011).
10.6Summary description of the Registrant’s 2023 incentive plan for certain key employees.
10.7Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Brian K. Barksdale (Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, for the period ended July 2, 2016, dated July 28, 2016).

10.8Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Mark Millerchip (Incorporated herein by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q, for the period ended July 2, 2016, dated July 28, 2016).
10.9Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Steffen Sigloch (Incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q, for the period ended July 2, 2016, dated July 28, 2016).
10.10Employment Agreement, dated as of March 15, 2018, by and between Mueller Industries, Inc. and Gregory L. Christopher (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 19, 2018).
10.11Change in Control Agreement, effective February 22, 2022 by and between the Registrant and Jeffrey A. Martin (Incorporated herein by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K, for the period ended December 25, 2021, dated February 23, 2022).
10.12Change in Control Agreement, effective February 22, 2022 by and between the Registrant and Christopher J. Miritello (Incorporated herein by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K, for the period ended December 25, 2021, dated February 23, 2022).
Financing Agreements
10.13Credit Agreement, dated as of March 31, 2021, among the Company (as borrower), Bank of America, N.A. (as administrative agent), and certain lenders named therein (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated April 5, 2021).
Other Exhibits
21.0Subsidiaries of the Registrant.
23.0Consent of Independent Registered Public Accounting Firm.
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
99.1    Insider Trading Policy of the Registrant
101.CAL    XBRL Taxonomy Extension Calculation Linkbase
101.DEF    XBRL Taxonomy Extension Definition Linkbase
101.INS    XBRL Instance Document
101.LAB    XBRL Taxonomy Extension Label Linkbase
101.PRE    XBRL Presentation Linkbase Document
101.SCH    XBRL Taxonomy Extension Schema

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2023.

MUELLER INDUSTRIES, INC.

/s/ Gregory L. Christopher
Gregory L. Christopher, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gregory L. Christopher Gregory L. Christopher	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	February 28, 2023

/s/ Terry Hermanson	Lead Independent Director	February 28, 2023
Terry Hermanson

/s/ Elizabeth Donovan	Director	February 28, 2023
Elizabeth Donovan

/s/ William C. Drummond	Director	February 28, 2023
William C. Drummond

/s/ Gary S. Gladstein	Director	February 28, 2023
Gary S. Gladstein

/s/ Scott J. Goldman	Director	February 28, 2023
Scott J. Goldman

/s/ John B. Hansen	Director	February 28, 2023
John B. Hansen

/s/ Charles P. Herzog, Jr.	Director	February 28, 2023
Charles P. Herzog, Jr.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title	Date

/s/ Jeffrey A. Martin	February 28, 2023
Jeffrey A. Martin
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede	February 28, 2023
Anthony J. Steinriede
Vice President – Corporate Controller

MUELLER INDUSTRIES, INC.

FINANCIAL STATEMENT SCHEDULE

Schedule for the years ended December 31, 2022, December 25, 2021, and December 26, 2020

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

•Climate: The Climate segment is composed of Refrigeration Products, Westermeyer, Turbotec, Flex Duct (ATCO and H&C Flex), and Linesets, Inc.  The segment manufactures and sells refrigeration valves and fittings, high pressure components, coaxial heat exchangers, insulated HVAC flexible duct systems, and line sets.  The segment sells its products primarily to the heating, ventilation, air-conditioning, and refrigeration markets in the U.S.

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

According to the U.S. Census Bureau, actual housing starts in the U.S. were 1.55 million in 2022, which compares to 1.60 million in 2021 and 1.38 million in 2020.  The average 30-year fixed mortgage rate was approximately 5.34 percent in 2022 and 2.96 percent in 2021.  The private nonresidential construction sector, includes offices, industrial, health care, and retail projects.  According to the U.S. Census Bureau, the value of private nonresidential construction put in place was $530.1 billion in 2022, $485.8 billion in 2021, and $479.0 billion in 2020.

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

RESULTS OF OPERATIONS

Consolidated Results

The following table compares summary operating results for 2022, 2021, and 2020:

				Percent Change
(In thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020

Net sales	$3,982,455	$3,769,345	$2,398,043	5.7%	57.2%
Operating income	877,149	655,845	245,838	33.7	166.8
Net income	658,316	468,520	139,493	40.5	235.9

The following are components of changes in net sales compared to the prior year:

	2022 vs. 2021	2021 vs. 2020

Net selling price in core product lines	6.1%	37.0%
Unit sales volume in core product lines	(5.9)	6.4
Acquisitions	1.9	8.6
Dispositions	(2.2)	(0.7)
Other	5.8	5.9

	5.7%	57.2%

The increase in net sales in 2022 was primarily due to (i) higher net selling prices of $228.5 million in our core product lines, primarily copper tube, (ii) an increase in sales of $217.0 million in our other product lines, (iii) incremental sales of $38.6 million recorded by Mueller Middle East, acquired in December 2021, and (iv) incremental sales of $33.3 million recorded by H&C Flex, acquired in January 2021. These increases were slightly offset by (i) lower unit sales volume of $222.0 million in our core product lines, primarily non-U.S. copper tube and brass rod, and (ii) a decrease in sales of $82.7 million as a result of the dispositions of Die-Mold, Copper Bar, FTP, and STI during 2021.

The increase in net sales in 2021 was primarily due to (i) higher net selling prices of $886.5 million in our core product lines, primarily copper tube and brass rod, (ii) higher unit sales volume of $154.4 million in our core product lines, (iii) incremental sales of $152.7 million recorded by Kessler, acquired in August 2020, (iv) an increase in sales of $140.6 million in our non-core product lines, (v) sales of $48.9 million recorded by H&C Flex, and (vi) sales of $4.6 million recorded by Mueller Middle East. These increases were slightly offset by a decrease in sales of $16.5 million as a result of the dispositions of Die-Mold, FTP, and STI during 2021.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the most recent three-year period:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2022, 2021, and 2020:

(In thousands)	2022	2021	2020

Cost of goods sold	$2,864,862	$2,938,989	$1,966,161
Depreciation and amortization	43,731	45,390	44,843
Selling, general, and administrative expense	203,086	184,052	159,483
Litigation settlement, net	—	—	(22,053)
Gain on sale of businesses	—	(57,760)	—
Gain on sale of assets, net	(6,373)	—	—
Impairment charges	—	2,829	3,771

Operating expenses	$3,105,306	$3,113,500	$2,152,205

	2022	2021	2020

Cost of goods sold	71.9%	78.0%	82.0%
Depreciation and amortization	1.1	1.2	1.9
Selling, general, and administrative expense	5.1	4.9	6.6
Litigation settlement, net	—	—	(0.9)
Gain on sale of businesses	—	(1.5)	—
Gain on sale of assets, net	(0.2)	—	—
Impairment charges	—	—	0.1

Operating expenses	77.9%	82.6%	89.7%

The decrease in cost of goods sold in 2022 was primarily due to a decrease in the average cost of copper and lower sales volume in certain core product lines. Gross margin as a percentage of sales was 28.1 percent compared with 22.0 percent in the prior year. The combination of strong demand for our products, inflationary pressures, and industry wide supply constraints contributed to an environment of higher selling prices and improved margins for the majority of our businesses. The increase in cost of goods sold in 2021 was primarily due to the increase in the average cost of copper, an increase in sales volume across all product lines, and an increase in sales volume resulting from the acquisitions of Kessler, H&C Flex, and Mueller Middle East.

Depreciation and amortization decreased slightly in 2022 as a result of long-lived assets of businesses sold and increased slightly in 2021 as a result of long-lived assets of businesses acquired.

Selling, general, and administrative expenses increased in 2022 primarily due to (i) an increase in employment costs, including incentive compensation, of $13.3 million, (ii) incremental expenses of $3.2 million associated with H&C Flex and Mueller Middle East, (iii) the absence of fees of $2.6 million received as a settlement of preexisting relationships recognized in the prior year, and (iv) higher travel and entertainment expense of $1.2 million. These increases were partially offset by the absence of expenses associated with FTP, STI, and Die-Mold of $2.9 million. The increase in selling, general, and administrative expenses in 2021 was primarily due to (i) an increase in employment costs, including incentive compensation, of $11.4 million, (ii) an increase in agent commissions of $8.7 million, (iii) incremental expenses of $6.1 million associated with Kessler and H&C Flex, (iv) an increase of $1.4 million in professional fees, and (v) expenses of $1.3 million associated with the write-off of vendor deposits. These increases were partially offset by (i) fees of $2.6 million received as a settlement of preexisting relationships and (ii) the absence of expenses associated with FTP, STI, and Die-Mold of $1.8 million.

During 2022, we recognized gains of $6.4 million on the sale of assets within Corporate and Eliminations.

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

Interest expense decreased in 2022 primarily as a result of the redemption of our Subordinated Debentures during the second quarter of 2021 and there being no borrowings outstanding under the Credit Agreement during 2022. The decrease in 2021 was primarily a result of the redemption of our Subordinated Debentures during the second quarter of 2021.

During 2021, we recognized expense of $5.7 million for a redemption premium related to our Subordinated Debentures redeemed.

Environmental expense for our non-operating properties was lower in 2022 and 2021 than in 2020 primarily as a result of lower remediation costs.

During 2022, we recognized a $13.1 million expense related to the complete withdrawal from a multiemployer pension plan. During 2020, we recognized a $17.8 million expense to terminate our U.S. defined benefit pension plan, which consisted of an $11.6 million non-cash charge and $6.2 million in federal excise tax on surplus assets returned to the Company.

Other income, net, was higher in 2022 primarily as a result of (i) higher interest income on short-term investments, (ii) a gain on the sale of securities, and (iii) a curtailment gain related to our other postemployment benefit plans. It was lower in 2021 primarily as a result of lower net periodic benefit income from our benefit plans.

Income tax expense was $223.3 million in 2022, representing an effective tax rate of 25.5 percent.  This rate was higher than what would be computed using the U.S. statutory federal rate primarily due to (i) the provision for state and local income taxes, net of the federal benefit, of $32.2 million, (ii) the effect of foreign statutory rates different from the U.S. federal rate and other foreign adjustments of $7.4 million, and (iii) the impact of investments in unconsolidated affiliates of $0.2 million. These increases were partially offset by other adjustments of $0.5 million.

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

During 2022, we recognized income of $10.1 million on our investments in unconsolidated affiliates, net of foreign tax, compared to losses of $0.2 million in 2021. The income on these investments for 2022 included net gains of $5.2 million for Tecumseh and net gains of $4.9 million for the retail distribution business.

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

During 2020, we recognized losses of $10.2 million on our investments in unconsolidated affiliates, net of foreign tax. The loss of these investments for 2020 included net losses of $10.4 million for Tecumseh and net gains of $0.2 million for Mueller Middle East.

Piping Systems Segment

The following table compares summary operating results for 2022, 2021, and 2020 for the businesses comprising our Piping Systems segment:

				Percent Change
(In thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020

Net sales	$2,730,084	$2,600,030	$1,583,002	5.0%	64.2%
Operating income	671,062	486,287	165,719	38.0	193.4

The following are components of changes in net sales compared to the prior year:

	2022 vs. 2021	2021 vs. 2020

Net selling price in core product lines	8.4%	45.7%
Unit sales volume in core product lines	(6.6)	6.8
Acquisitions	1.5	10.0
Dispositions	(0.4)	(0.2)
Other	2.1	1.9

	5.0%	64.2%

The increase in net sales in 2022 was primarily attributable to (i) higher net selling prices of $219.6 million in the segment’s core product lines, primarily copper tube, (ii) an increase in sales of $61.1 million in the segment’s other product lines, and (iii) incremental sales of $38.6 million recorded by Mueller Middle East. These increases were partially offset by (i) lower unit sales volume of $172.3 million in the segment’s core product lines, primarily non-U.S. copper tube, and (ii) a decrease in sales of $10.9 million as a result of the disposition of Die-Mold.

The increase in net sales in 2021 was primarily attributable to (i) higher net selling prices of $719.0 million in the segment’s core product lines, primarily copper tube, (ii) incremental sales of $152.7 million recorded by Kessler, (iii) higher unit sales volume of $107.6 million in the segment’s core product lines, (iv) an increase in sales of $44.6 million in the segment’s non-core product lines and (v) sales of $4.6 million recorded by Mueller Middle East. These increases were slightly offset by a decrease in sales of $2.6 million as a result of the disposition of Die-Mold.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2022, 2021, and 2020:

(In thousands)	2022	2021	2020

Cost of goods sold	$1,943,174	$1,996,610	$1,311,697
Depreciation and amortization	22,193	23,384	23,071
Selling, general, and administrative expense	93,655	93,749	78,744
Impairment charges	—	—	3,771

Operating expenses	$2,059,022	$2,113,743	$1,417,283

	2022	2021	2020

Cost of goods sold	71.2%	76.8%	82.9%
Depreciation and amortization	0.8	0.9	1.5
Selling, general, and administrative expense	3.4	3.6	4.9
Impairment charges	—	—	0.2

Operating expenses	75.4%	81.3%	89.5%

Gross margin as a percentage of sales was 28.8 percent compared with 23.2 percent in the prior year. The increase in gross margin percent reflects effective price management in response to significant inflation in wages, consumable, freight, and distribution costs, as well as fluctuating material costs. The decrease in cost of goods sold in 2022 was primarily due to a decrease in the average cost of copper and lower sales volume in certain core product lines. The increase in cost of goods sold in 2021 was primarily due to the increase in the cost of copper, an increase in sales volume in the segment’s core product lines, and an increase in sales volume resulting from the acquisitions of Kessler and Mueller Middle East.

Depreciation and amortization decreased slightly in 2022 and 2021, compared to 2020, as a result of long-lived assets of businesses sold, partially offset by depreciation and amortization of the long-lived assets of Mueller Middle East.

Selling, general, and administrative expense for 2022 was consistent with 2021. The increase in 2021 was primarily due to (i) higher employment costs, including incentive compensation, of $6.1 million, (ii) incremental expenses of $4.3 million associated with Kessler, (iii) an increase in agent commissions of $2.0 million, (iv) expenses of $1.3 million associated with the write-off of vendor deposits, and (v) the absence of $1.3 million of government subsidies provided to certain businesses related to the COVID-19 pandemic recorded in 2020.

During 2020, we recognized asset impairment charges of $3.8 million related to production equipment that was idled.

Industrial Metals Segment

The following table compares summary operating results for 2022, 2021, and 2020 for the businesses comprising our Industrial Metals segment:

				Percent Change
(In thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020

Net sales	$644,689	$703,363	$472,159	(8.3)%	49.0%
Operating income	82,464	85,475	54,065	(3.5)	58.1

The following are components of changes in net sales compared to the prior year:

	2022 vs. 2021	2021 vs. 2020

Net selling price in core product lines	1.3%	36.7%
Unit sales volume in core product lines	(7.3)	10.3
Dispositions	(5.3)	—
Other	3.0	2.0

	(8.3)%	49.0%

The decrease in net sales in 2022 was primarily due to (i) lower unit sales volume of $49.2 million in the segment’s core product lines, primarily brass rod, (ii) a decrease in sales of $36.2 million as a result of the disposition of Copper Bar, and (iii) lower sales of $4.4 million in the segment’s non-core product lines. These decreases were slightly offset by higher net selling prices of $8.9 million in the segment’s core product lines.

The increase in net sales in 2021 was primarily due to (i) higher net selling prices of $167.5 million in the segment’s core product lines, primarily brass rod, (ii) higher unit sales volume of $46.8 million in the segment’s core product lines, and (iii) higher sales of $8.4 million in the segment’s non-core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2022, 2021, and 2020:

(In thousands)	2022	2021	2020

Cost of goods sold	$543,004	$605,715	$398,000
Depreciation and amortization	7,647	6,929	7,528
Selling, general, and administrative expense	11,574	11,698	12,566
Gain on sale of businesses	—	(6,454)	—

Operating expenses	$562,225	$617,888	$418,094

	2022	2021	2020

Cost of goods sold	84.2%	86.1%	84.3%
Depreciation and amortization	1.2	1.0	1.6
Selling, general, and administrative expense	1.8	1.6	2.6
Gain on sale of businesses	—	(0.9)	—

Operating expenses	87.2%	87.8%	88.5%

Gross margin as a percentage of sales was 15.8 percent compared with 13.9 percent in the prior year. The decrease in cost of goods sold in 2022 was primarily due to the decrease in the average cost of brass scrap and lower sales volume in the segment’s core product lines and the disposition of Copper Bar. The increase in cost of goods sold in 2021 was primarily due to the increase in selling prices and sales volume in the segment’s core product lines.

Depreciation and amortization increased slightly in 2022 as a result of long-lived assets placed into service. Depreciation and amortization decreased slightly in 2021 as a result of several long-lived assets becoming fully depreciated.

Selling, general, and administrative expense in 2022 was consistent with 2021 and 2020.

During 2021, we recognized a gain of $6.5 million on the sale of the Copper Bar business.

Climate Segment

The following table compares summary operating results for 2022, 2021, and 2020 for the businesses comprising our Climate segment:

				Percent Change
(In thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020

Net sales	$650,307	$495,414	$370,131	31.3%	33.8%
Operating income	188,067	85,536	56,802	119.9	50.6

Net sales for 2022 increased primarily as a result of an increase in volume and price in certain product lines, as well as incremental sales of $33.3 million recorded by H&C Flex. These increases were partially offset by a decrease in sales of $35.6 million as a result of the dispositions of FTP and STI in 2021.  Net sales for 2021 increased primarily as a result of an increase in volume and price in certain product lines, as well as sales of $48.9 million recorded by H&C Flex. These increases were partially offset by a decrease in sales of $13.8 million as a result of the dispositions of FTP and STI in 2021.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2022, 2021, and 2020:

(In thousands)	2022	2021	2020

Cost of goods sold	$416,953	$367,343	$276,274
Depreciation and amortization	9,174	10,379	10,249
Selling, general, and administrative expense	36,113	29,327	26,806
Impairment charges	$—	$2,829	$—

Operating expenses	$462,240	$409,878	$313,329

	2022	2021	2020

Cost of goods sold	64.1%	74.1%	74.6%
Depreciation and amortization	1.4	2.1	2.8
Selling, general, and administrative expense	5.6	6.0	7.3
Impairment charges	—	0.6	—

Operating expenses	71.1%	82.8%	84.7%

Cost of goods sold increased in 2022, consistent with the increase in net sales. Gross margin as a percentage of sales was 35.9 percent compared with 25.9 percent in the prior year. The increase in gross margin percent reflects effective price management in response to significant inflation in wages, consumable, freight, and distribution costs, as well as fluctuations in material costs. Cost of goods sold increased in 2021, consistent with the increase in net sales. Depreciation and amortization decreased in 2022 as a result of long-lived assets of businesses sold. Depreciation and amortization in 2021 was consistent with 2020. Selling, general, and administrative expenses increased in 2022 as a result of (i) higher agent commissions of $4.6 million, (ii) incremental expenses associated with H&C Flex of $2.1 million, and (iii) higher employment costs, including incentive compensation, of $1.8 million. These were partially offset by the absence of expenses associated with FTP and STI of $2.4 million. Selling, general, and administrative expenses increased in 2021 as a result of (i) higher employment costs of $2.7 million and (ii) expenses associated with H&C Flex of $1.8 million. These were partially offset by the absence of expenses associated with FTP and STI of $1.4 million.

During 2021, the segment recognized impairment charges on goodwill and long-lived assets of $2.8 million.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information for 2022, 2021, and 2020:

(In thousands)	2022	2021	2020

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$374,920	$(37,000)	$29,334
Short-term investments	217,863	—	—
Property, plant, and equipment, net	(5,612)	8,990	13,444
Total debt	154	(326,001)	(58,378)
Working capital, net of cash and current debt	176,700	141,525	38,855

Net cash provided by operating activities	723,943	311,701	245,073
Net cash (used in) provided by investing activities	(242,003)	29,073	(125,622)
Net cash used in financing activities	(102,655)	(376,722)	(92,264)

Cash Provided by Operating Activities

During 2022, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $662.8 million, (ii) a decrease in accounts receivable of $82.7 million, (iii) depreciation and amortization of $44.1 million, and (iv) stock-based compensation expense of $17.8 million. These cash increases were partially offset by (i) a decrease in current liabilities of $26.6 million, (ii) an increase in inventories of $24.2 million, (iii) an increase in other assets of $9.0 million, and (iv) income from unconsolidated affiliates of $10.1 million.

During 2021, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $475.1 million, (ii) an increase in current liabilities of $73.8 million, (iii) depreciation and amortization of $45.7 million, and (iv) stock-based compensation expense of $9.8 million. These cash increases were partially offset by (i) an increase in accounts receivable of $124.7 million, (ii) an increase in inventories of $119.5 million, and (iii) gains of $57.8 million recorded on the sales of the FTP, STI, Die-Mold, and Copper Bar businesses. The fluctuations of accounts receivable, inventories, and current liabilities were primarily due to increased sales volume in certain businesses and higher material costs during 2021.

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

Cash (Used in) Provided by Investing Activities

The major components of net cash used in investing activities in 2022 included (i) the purchase of short-term investments of $217.9 million and (ii) capital expenditures of $37.6 million. These uses were partially offset by (i) proceeds from the sale of properties of $7.9 million, (ii) insurance proceeds for property and equipment of $3.4 million, and (iii) dividends received from unconsolidated affiliates of $2.3 million.

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

The major components of net cash used in investing activities in 2020 included (i) $72.6 million for the purchases of Kessler and STI, net of cash acquired, (ii) capital expenditures of $43.9 million, and (iii) the issuance of notes receivable of $9.3 million.

Cash Used in Financing Activities

For 2022, net cash used in financing activities consisted primarily of (i) $55.8 million used for the payment of regular quarterly dividends to stockholders of the Company, (ii) $38.1 million used for the repurchase of common stock, and (iii) $7.2 million used for the payment of dividends to noncontrolling interests.

For 2021, net cash used in financing activities consisted primarily of (i) $630.0 million used to reduce the debt outstanding under our Credit Agreement, (ii) $290.2 million used for the redemption of the Subordinated Debentures, (iii) $29.1 million used for the payment of regular quarterly dividends to stockholders of the Company, (iv) $9.7 million used for the payment of dividends to noncontrolling interests, (v) $5.1 million used for repayment of debt by Jungwoo-Mueller, and (vi) $4.9 million used to repurchase common stock. These uses of cash were partially offset by the issuance of debt under our Credit Agreement of $595.0 million.

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

Liquidity and Outlook

We believe that cash provided by operations, funds available under the Credit Agreement, and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.  Our current ratio was 4.4 to 1 as of December 31, 2022.

As of December 31, 2022, $82.0 million of our cash and cash equivalents were held by foreign subsidiaries.  The undistributed earnings of most of the foreign subsidiaries are considered to be permanently reinvested.  These earnings could be remitted to the U.S. with a minimal tax cost.  Accordingly, no additional income tax liability has been accrued with respect to these earnings or on any additional outside basis differences that may exist with respect to these entities.

We believe that cash held domestically, funds available through the Credit Agreement, and cash generated from U.S. based operations will be adequate to meet the future needs of our U.S. based operations.

Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories, accounts receivable, and accounts payable.  The price of copper has fluctuated significantly and averaged approximately $4.01 in 2022, $4.24 in 2021, and $2.80 in 2020.

We have significant environmental remediation obligations which we expect to pay over future years.  Approximately $8.3 million was spent during 2022 for environmental matters.  As of December 31, 2022, we expect to spend $4.0 million in 2023, $2.0 million in 2024, $0.8 million in 2025, $0.7 million in 2026, $0.7 million in 2027, and $12.3 million thereafter for ongoing projects.

Cash used to fund pension and other postretirement benefit obligations was $0.5 million in 2022 and $0.6 million in 2021.  We anticipate making contributions of approximately $1.1 million to these plans in 2023.

The Company declared and paid a quarterly cash dividend of 10.0 cents per common share during each quarter of 2020, 13.0 cents per common share during each quarter of 2021, and 25.0 cents per common share during each quarter of 2022.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, and other factors.

Capital Expenditures

During 2022 our capital expenditures were $37.6 million.  We anticipate investing approximately $35.0 million to $40.0 million for capital expenditures in 2023.

Long-Term Debt

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures on March 31, 2026.  Funds borrowed under the Credit Agreement may be used for working capital purposes and other general corporate purposes.  In addition, the Credit Agreement provides a sublimit of $50.0 million for the issuance of letters of credit, a sublimit of $35.0 million for loans and letters of credit made in certain foreign currencies, and a swing line loan sublimit of $25.0 million.  Outstanding letters of credit and foreign currency loans reduce borrowing availability under the Credit Agreement.  There were no borrowings outstanding under the Credit Agreement at December 31, 2022.

Jungwoo-Mueller has several secured revolving credit arrangements with a total borrowing capacity of KRW 20.0 billion (or approximately $15.0 million).  Borrowings are secured by the real property and equipment of Jungwoo-Mueller.  There were no borrowings outstanding at Jungwoo-Mueller as of December 31, 2022.

As of December 31, 2022, the Company’s total debt was $2.0 million or 0.1 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of December 31, 2022, we were in compliance with all of our debt covenants.

Share Repurchase Program
The Company’s Board of Directors has extended, until July 2023, its authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions. We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 31, 2022, the Company had repurchased approximately 7.2 million shares under this authorization.

CONTRACTUAL CASH OBLIGATIONS

The following table presents payments due by the Company under contractual obligations with minimum firm commitments as of December 31, 2022:

		Payments Due by Year
(In millions)	Total	2023	2024-2025	2026-2027	Thereafter

Total debt	$2.7	$0.8	$0.4	$—	$1.5
Operating and capital leases	26.0	6.3	8.1	6.0	5.6
Heavy machinery and equipment	12.5	12.5	—	—	—
Purchase commitments (1)	984.5	984.5	—	—	—
Transition tax on accumulated foreign earnings	1.9	—	1.9	—	—

Total contractual cash obligations	$1,027.6	$1,004.1	$10.4	$6.0	$7.1

(1)This includes contractual supply commitments totaling $916.1 million at year-end prices; these contracts contain variable pricing based on Comex and the London Metals Exchange quoted prices. These commitments are for purchases of raw materials, primarily copper cathode and brass scrap, that are expected to be consumed in the ordinary course of business.

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

The Company occasionally enters into forward fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At December 31, 2022, we held open futures contracts to purchase approximately $91.8 million of copper over the next nine months related to fixed-price sales orders and to sell approximately $10.7 million of copper over the next five months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  There were no open futures contracts to purchase natural gas at December 31, 2022.

Interest Rates

The Company had no variable-rate debt outstanding at December 31, 2022 and December 25, 2021.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pre-tax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on the Secured Overnight Financing Rate (SOFR).

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At December 31, 2022, we had open forward contracts with a financial institution to sell approximately 4.6 million euros, 36.4 million Swedish kronor, and 12.6 million Norwegian kroner through April 2023.

The Company’s primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars.  The primary currencies to which we are exposed include the Canadian dollar, the British pound sterling, the Mexican peso, the South Korean won, and the Bahraini dinar.  The Company generally views its investments in foreign subsidiaries with a functional currency other than the U.S. dollar as long-term.  As a result, we generally do not hedge these net investments.  The net investment in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates was $338.6 million at December 31, 2022 and $362.1 million at December 25, 2021.  The potential loss in value of the Company’s net investment in foreign subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at December 31, 2022 and December 25, 2021 amounted to $33.9 million and $36.2 million, respectively.  This change would be reflected in the foreign currency translation component of AOCI in the equity section of our Consolidated Balance Sheets until the foreign subsidiaries are sold or otherwise disposed.

We have significant investments in foreign operations whose functional currency is the British pound sterling, the Mexican peso, the Canadian dollar, the South Korean won, and the Bahraini dinar.  In 2022, the value of the British pound decreased approximately eleven percent, the Mexican peso increased approximately six percent, the Canadian dollar decreased approximately six percent, the South Korean won decreased approximately seven percent, and the Bahraini dinar remained consistent, relative to the U.S. dollar.  The resulting net foreign currency translation losses were included in calculating net other comprehensive loss for the year ended December 31, 2022 and were recorded as a component of AOCI.

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

As of December 31, 2022 and December 25, 2021, our inventory valuation reserves were $14.3 million and $10.1 million, respectively.  The expense recognized in each of these periods was immaterial to our Consolidated Financial Statements.

Impairment of Goodwill

As of December 31, 2022, we had $157.6 million of recorded goodwill from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets we have acquired.
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
We identify reporting units by evaluating components of our operating segments and combining those components with similar economic characteristics.  Reporting units with significant recorded goodwill include Domestic Piping Systems, B&K LLC, Great Lakes, Heatlink Group, European Operations, Jungwoo-Mueller, Mueller Middle East, Westermeyer, and Flex Duct.
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
We evaluated each reporting unit during the fourth quarters of 2022 and 2021, as applicable. With the exception of the Turbotec reporting unit, the estimated fair value of each of these reporting units exceeded its carrying values in 2022 and 2021, and we do not believe that any of these reporting units were at risk of impairment as of December 31, 2022. During the third quarter of 2021, the Company recognized an impairment charge of $2.1 million related to Turbotec, reported within the Climate segment.

Pension Benefit Plans

We sponsor several qualified and nonqualified pension benefit plans in certain foreign locations.  We recognize the overfunded or underfunded status of the plans as an asset or liability in the Consolidated Balance Sheets with changes in the funded status recorded through comprehensive income in the year in which those changes occur.  The obligations for these plans are actuarially determined and affected by assumptions, including discount rates, expected long-term return on plan assets for defined benefit pension plans, and certain employee-related factors, such as retirement age and mortality.  We evaluate the assumptions periodically and makes adjustments as necessary.

The expected return on plan assets is determined using the market value of plan assets.  Differences between assumed and actual returns are amortized to the market value of assets on a straight-line basis over the average remaining service period of the plan participants using the corridor approach.  The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions.  These unrecognized gains and losses are amortized when the net gains and losses exceed 10 percent of the greater of the market value of the plan assets or the projected benefit obligation.  The amount in excess of the corridor is amortized over the average remaining service period of the plan participants.  For 2022, the average remaining service period for the pension plans was 11.5 years.

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

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2022, December 25, 2021, and December 26, 2020

(In thousands, except per share data)	2022	2021	2020

Net sales	$3,982,455	$3,769,345	$2,398,043

Cost of goods sold	2,864,862	2,938,989	1,966,161
Depreciation and amortization	43,731	45,390	44,843
Selling, general, and administrative expense	203,086	184,052	159,483
Litigation settlement, net	—	—	(22,053)
Gain on sale of businesses	—	(57,760)	—
Gain on sale of assets, net	(6,373)	—	—
Impairment charges	—	2,829	3,771

Operating income	877,149	655,845	245,838

Interest expense	(810)	(7,709)	(19,247)
Redemption premium	—	(5,674)	—
Environmental expense	(1,298)	(5,053)	(4,454)
Pension plan termination expense	(13,100)	—	(17,835)
Other income, net	14,090	3,730	4,887

Income before income taxes	876,031	641,139	209,189

Income tax expense	(223,322)	(165,858)	(55,321)
Income (loss) from unconsolidated affiliates, net of foreign tax	10,111	(157)	(10,219)

Consolidated net income	662,820	475,124	143,649

Net income attributable to noncontrolling interests	(4,504)	(6,604)	(4,156)

Net income attributable to Mueller Industries, Inc.	$658,316	$468,520	$139,493

Weighted average shares for basic earnings per share	55,779	56,011	55,821
Effect of dilutive stock-based awards	776	787	569

Adjusted weighted average shares for diluted earnings per share	56,555	56,798	56,390

Basic earnings per share	$11.80	$8.36	$2.50

Diluted earnings per share	$11.64	$8.25	$2.47

Dividends per share	$1.00	$0.52	$0.40
See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2022, December 25, 2021, and December 26, 2020

(In thousands)	2022	2021	2020

Consolidated net income	$662,820	$475,124	$143,649

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(30,382)	(6,730)	10,350
Net change with respect to derivative instruments and hedging activities, net of tax of $(200), $47, and $(146)	683	(181)	508
Net change in pension and postretirement obligation adjustments, net of tax of $(4,381), $(1,379), and $(1,560)	12,722	5,703	4,652
Attributable to unconsolidated affiliates, net of tax of $(784), $(284), and $38	2,702	978	(132)

Total other comprehensive (loss) income, net	(14,275)	(230)	15,378

Consolidated comprehensive income	648,545	474,894	159,027
Comprehensive income attributable to noncontrolling interests	(1,057)	(4,838)	(5,647)

Comprehensive income attributable to Mueller Industries, Inc.	$647,488	$470,056	$153,380
See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2022 and December 25, 2021

(In thousands, except share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$461,018	$87,924
Short-term investments	217,863	—
Accounts receivable, less allowance for doubtful accounts of $2,687 in 2022 and $2,590 in 2021	380,352	471,859
Inventories	448,919	430,244
Other current assets	26,501	28,976

Total current assets	1,534,653	1,019,003

Property, plant, and equipment, net	379,950	385,562
Operating lease right-of-use assets	22,892	23,510
Goodwill, net	157,588	171,330
Intangible assets, net	54,785	61,714
Investment in unconsolidated affiliates	72,364	61,133
Other noncurrent assets	20,167	6,684

Total Assets	$2,242,399	$1,728,936

Liabilities
Current liabilities:
Current portion of debt	$811	$811
Accounts payable	128,000	180,793
Accrued wages and other employee costs	61,915	49,629
Current portion of operating lease liabilities	4,942	6,015
Other current liabilities	152,627	145,191

Total current liabilities	348,295	382,439

Long-term debt, less current portion	1,218	1,064
Pension liabilities	4,078	5,572
Postretirement benefits other than pensions	8,977	11,961
Environmental reserves	16,380	17,678
Deferred income taxes	16,258	14,347
Noncurrent operating lease liabilities	16,880	17,099
Other noncurrent liabilities	16,349	21,813

Total liabilities	428,435	471,973

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 57,001,617 in 2022 and 57,295,961 in 2021	802	802
Additional paid-in capital	297,270	286,208
Retained earnings	2,059,796	1,458,489
Accumulated other comprehensive loss	(64,175)	(53,347)
Treasury common stock, at cost	(502,779)	(470,034)

Total Mueller Industries, Inc. stockholders' equity	1,790,914	1,222,118
Noncontrolling interests	23,050	34,845

Total equity	1,813,964	1,256,963

Commitments and contingencies	—	—

Total Liabilities and Equity	$2,242,399	$1,728,936
See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2022, December 25, 2021, and December 26, 2020

(In thousands)	2022	2021	2020

Operating activities:
Consolidated net income	$662,820	$475,124	$143,649
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation	38,157	39,120	38,715
Amortization of intangibles	5,574	6,270	6,128
Amortization of debt issuance costs	357	265	319
(Income) loss from unconsolidated affiliates	(10,111)	157	10,219
Insurance proceeds - noncapital related	1,646	—	—
Redemption premium	—	5,674	—
Stock-based compensation expense	17,801	9,822	8,570
Provision for doubtful accounts receivable	323	1,216	1,208
Non-cash pension plan termination expense	—	—	11,642
(Gain) loss on disposals of assets	(6,373)	(769)	132
Gain on sale of businesses	—	(57,760)	—
Impairment charges	—	2,829	3,771
Deferred income tax (benefit) expense	(3,880)	7,413	(4,046)
Changes in assets and liabilities, net of effects of businesses acquired and sold:
Receivables	82,713	(124,708)	(76,404)
Inventories	(24,189)	(119,514)	5,207
Other assets	(8,971)	919	20,609
Current liabilities	(26,633)	73,755	74,097
Other liabilities	(7,564)	(5,467)	(1,142)
Other, net	2,273	(2,645)	2,399

Net cash provided by operating activities	723,943	311,701	245,073
See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
Years Ended December 31, 2022, December 25, 2021, and December 26, 2020

(In thousands)	2022	2021	2020

Investing activities:
Proceeds from sale of assets, net of cash transferred	7,850	2,302	181
Purchase of short-term investments	(217,863)	—	—
Acquisition of businesses, net of cash acquired	—	(30,206)	(72,648)
Proceeds from sale of business, net of cash sold	—	81,884	—
Capital expenditures	(37,639)	(31,833)	(43,885)
Payment received for (issuance of) notes receivable	—	8,539	(9,270)
Insurance proceeds - capital related	3,354	—	—
Dividends from unconsolidated affiliates	2,295	—	—
Investments in unconsolidated affiliates	—	(1,613)	—

Net cash (used in) provided by investing activities	(242,003)	29,073	(125,622)

Financing activities:
Dividends paid to stockholders of Mueller Industries, Inc.	(55,787)	(29,137)	(22,341)
Dividends paid to noncontrolling interests	(7,248)	(9,722)	—
Issuance of long-term debt	—	595,000	190,038
Repayments of long-term debt	(204)	(920,610)	(246,898)
Issuance (repayment) of debt by consolidated joint ventures, net	67	(5,113)	(259)
Repurchase of common stock	(38,054)	(4,864)	(5,574)
Payment of contingent consideration	—	(1,250)	(7,000)
Net cash (used) received to settle stock-based awards	(1,429)	85	(230)
Debt issuance costs	—	(1,111)	—

Net cash used in financing activities	(102,655)	(376,722)	(92,264)

Effect of exchange rate changes on cash	(4,365)	(1,052)	2,147

Increase (decrease) in cash, cash equivalents, and restricted cash	374,920	(37,000)	29,334
Cash, cash equivalents, and restricted cash at the beginning of the year	90,376	127,376	98,042

Cash, cash equivalents, and restricted cash at the end of the year	$465,296	$90,376	$127,376

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2022, December 25, 2021, and December 26, 2020

	2022		2021		2020
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at beginning of year	80,183	$802	80,183	$802	80,183	$802

Balance at end of year	80,183	$802	80,183	$802	80,183	$802

Additional paid-in capital:
Balance at beginning of year		$286,208		$280,051		$278,609
Acquisition (issuance) of shares under incentive stock option plans		830		720		(745)
Stock-based compensation expense		17,801		9,822		8,570
Issuance of restricted stock		(7,569)		(4,385)		(6,383)

Balance at end of year		$297,270		$286,208		$280,051

Retained earnings:
Balance at beginning of year		$1,458,489		$1,019,694		$903,070
Net income attributable to Mueller Industries, Inc.		658,316		468,520		139,493
Dividends paid or payable to stockholders of Mueller Industries, Inc.		(57,009)		(29,725)		(22,869)

Balance at end of year		$2,059,796		$1,458,489		$1,019,694

Accumulated other comprehensive loss:
Balance at beginning of year		$(53,347)		$(54,883)		$(68,770)
Total other comprehensive (loss) income attributable to Mueller Industries, Inc.		(10,828)		1,536		13,887

Balance at end of year		$(64,175)		$(53,347)		$(54,883)

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(continued)
Years Ended December 31, 2022, December 25, 2021, and December 26, 2020

	2022		2021		2020
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Treasury stock:
Balance at beginning of year	22,887	$(470,034)	23,096	$(468,919)	23,234	$(470,243)
Issuance of shares under incentive stock option plans	(77)	(2,260)	(88)	(636)	(71)	515
Repurchase of common stock	719	(38,054)	97	(4,864)	248	(5,574)
Issuance of restricted stock	(348)	7,569	(218)	4,385	(315)	6,383

Balance at end of year	23,181	$(502,779)	22,887	$(470,034)	23,096	$(468,919)

Noncontrolling interests:
Balance at beginning of year		$34,845		$24,315		$18,668
Purchase of Mueller Middle East		(5,604)		15,414		—
Dividends paid to noncontrolling interests		(7,248)		(9,722)		—
Net income attributable to noncontrolling interests		4,504		6,604		4,156
Foreign currency translation		(3,447)		(1,766)		1,491

Balance at end of year		$23,050		$34,845		$24,315
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

Fiscal Years

The Company’s fiscal year ends on the last Saturday of December and consisted of 53 weeks in 2022 and 52 weeks in 2021 and 2020. These dates were December 31, 2022, December 25, 2021, and December 26, 2020.

Basis of Presentation

The Consolidated Financial Statements include the accounts of Mueller Industries, Inc. and its majority-owned subsidiaries.  The noncontrolling interests represent a private ownership interest of 40 percent of Jungwoo Metal Ind. Co., LTD (Jungwoo-Mueller) and 45 percent of Mueller Middle East BSC (Mueller Middle East).

Revenue Recognition

Given the nature of the Company’s business and product offerings, sales transactions with customers are generally comprised of a single performance obligation that involves delivery of the products identified in the contracts with customers.  Performance obligations are generally satisfied at the point in time of shipment and payment is generally due within 60 days. Variable consideration is estimated for future rebates on certain product lines and product returns. The Company records variable consideration as an adjustment to the transaction price in the period it is incurred. Since variable consideration is settled within a short period of time, the time value of money is not significant. The cost of shipping product to customers is expensed as incurred as a component of cost of goods sold.

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

Cash Equivalents and Restricted Cash

Temporary investments with original maturities of three months or less are considered to be cash equivalents.  These investments are stated at cost.  At December 31, 2022 and December 25, 2021, temporary investments consisted of money market mutual funds, commercial paper, bank repurchase agreements, and U.S. and foreign government securities totaling approximately $329.4 million and $1.4 million, respectively.

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program. See “Note 4 – Cash, Cash Equivalents, and Restricted Cash” for additional information.

Short-Term Investments

The fair value of short-term investments at December 31, 2022, consisting of U.S. treasury bills with maturities exceeding three months at the time of purchase, approximates the carrying value on that date. These treasury bills are stated at fair value and are classified as trading securities. The fair value of treasury bills is classified as level 1 within the fair value hierarchy. This classification is defined as a fair value determined using observable inputs that reflect quoted prices in active markets for identical assets.

Allowance for Doubtful Accounts

The Company routinely grants credit to many of its customers without collateral. The risk of credit loss in trade receivables is substantially mitigated by the credit evaluation process. The Company provides an allowance for receivables that may not be fully collected.  In circumstances where the Company is aware of a customer’s inability to meet their financial obligations (e.g., bankruptcy filings or substantial credit rating downgrades), it records an allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount it believes most likely will be collected.  For all other customers, the Company recognizes an allowance for doubtful accounts based on its historical collection experience and the impact of current economic conditions.  If circumstances change (e.g., greater than expected defaults or an unexpected material change in a major customer’s ability to meet their financial obligations), the Company could change its estimate of the recoverability of amounts due by a material amount. Historically, credit losses have been within management’s expectations. The balance for uncollectible accounts was $2.7 million and $2.6 million as of December 31, 2022 and December 25, 2021, respectively.

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

Investments in Unconsolidated Affiliates

Tecumseh

The Company owns a 50 percent interest in an unconsolidated affiliate that acquired Tecumseh Products Company (Tecumseh) and an entity that provides financing to Tecumseh.  This investment is recorded using the equity method of accounting, as the Company can exercise significant influence but does not own a majority equity interest or otherwise control the entity.  Under the equity method of accounting, this investment is stated at initial cost and is adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions.

The Company records its proportionate share of the investee’s net income or loss, net of foreign taxes, one quarter in arrears as income (loss) from unconsolidated affiliates, net of foreign tax, in the Consolidated Statements of Income.  The Company’s proportionate share of the investee’s other comprehensive income (loss), net of income taxes, is recorded in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Changes in Equity.  The U.S. tax effect of the Company’s proportionate share of Tecumseh’s income or loss is recorded in income tax expense in the Consolidated Statements of Income. In general, the equity investment in unconsolidated affiliates is equal to the current equity investment less the investees’ net accumulated losses.

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

Pension Benefit Plans

The Company sponsors several qualified and nonqualified pension benefit plans in certain foreign locations.  The Company recognizes the overfunded or underfunded status of the plans as an asset or liability in the Consolidated Balance Sheets with changes in the funded status recorded through comprehensive income in the year in which those changes occur.  The obligations for these plans are determined by actuaries and affected by the assumptions, including discount rates, expected long-term return on plan assets for defined benefit pension plans, and certain employee-related factors, such as retirement age and mortality.  The Company evaluates its assumptions periodically and makes adjustments as necessary.

The expected return on plan assets is determined using the market value of plan assets.  Differences between assumed and actual returns are amortized to the market value of assets on a straight-line basis over the average remaining service period of the plan participants using the corridor approach.  The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions.  These unrecognized gains and losses are amortized when the net gains and losses exceed 10 percent of the greater of the market value of the plan assets or the projected benefit obligation.  The amount in excess of the corridor is amortized over the average remaining service period of the plan participants.  For 2022, the average remaining service period for the pension plans was 11.5 years.

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

The fair value of long-term debt at December 31, 2022 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

Foreign Currency Translation

For foreign subsidiaries for which the functional currency is not the U.S. dollar, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year.  Translation gains and losses are included in equity as a component of AOCI.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recognized in selling, general, and administrative expense in the Consolidated Statements of Income. Included in the Consolidated Statements of Income were net transaction gains of $1.0 million in 2022, losses of $0.6 million in 2021, and losses of $0.5 million in 2020.

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

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements: An Amendment of the FASB Accounting Standards Codification. The ASU facilitates updates to the Accounting Standards Codification for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or structure of guidance, and other minor improvements. The Company adopted the ASU during the first quarter of 2021 using a retrospective approach. The adoption of the ASU did not have a material impact on the Company’s Consolidated Financial Statements.

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

Note 2 – Acquisitions and Dispositions

2021 Acquisitions

Mueller Middle East

On December 7, 2021, the Company entered into an agreement providing for the purchase of an additional 15 percent equity interest in Mueller Middle East for a total of 55 percent, for approximately $20.0 million. The total purchase price consisted of $15.8 million in cash paid at closing (net of cash acquired), a gain recognized on the settlement of preexisting relationships of $2.6 million, a contingent consideration arrangement of $1.0 million, and the fair value of the Company’s existing investment in the joint venture of $0.7 million. Mueller Middle East, which manufactures copper tube, is headquartered in Bahrain. This business complements the Company’s existing copper tube businesses in the Piping Systems segment. Prior to entering into this agreement, the Company was the technical and marketing lead with a 40 percent ownership in a joint venture with Cayan Ventures and Bahrain Mumtalakat Holding Company and accounted for this investment under the equity method of accounting. The Company began consolidating this business for financial reporting purposes in December 2021. Mueller Middle East manufactures and sells copper coils to certain Mueller subsidiaries. Total sales to Mueller subsidiaries were approximately $48.2 million for the period in 2021 prior to consolidation.

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

The following table summarizes the allocation of the purchase price to acquire these businesses, which were financed by available cash balances, as well as the assets acquired and liabilities assumed at the respective acquisition dates.  During the year, adjustments were made to the Mueller Middle East provisional purchase price allocation resulting in a decrease in goodwill of $11.2 million, a decrease in the noncontrolling interest of $5.6 million, an increase in property, plant, and equipment of $4.2 million, a decrease in liabilities of $0.9 million, and an increase in intangible assets of $0.5 million. The purchase price allocations for all acquisitions have been finalized as of December 31, 2022.

(In thousands)	Mueller Middle East	H&C Flex	Kessler		Shoals

Total consideration	$20,017	$15,279	$57,233		$15,321

Allocated to:
Accounts receivable	10,652	—	—		660
Inventories	4,727	4,511	25,106		1,809
Other current assets	1,744	—	—		26
Property, plant, and equipment	26,664	10,813	2,211		3,700
Operating lease right-of-use assets	935	—	10,526		—
Goodwill	864	—	11,600	(1)	1,870	(1)
Intangible assets	452	—	16,600		7,480
Total assets acquired	46,038	15,324	66,043		15,545

Accounts payable	4,593	—	—		217
Current portion of operating lease liabilities	—	—	1,692		—
Other current liabilities	10,941	45	—		7
Noncurrent operating lease liabilities	—	—	7,118		—
Other noncurrent liabilities	692	—	—		—
Total liabilities assumed	16,226	45	8,810		224

Noncontrolling interest	9,795	—	—		—

Net assets acquired	$20,017	$15,279	$57,233		$15,321
(1) Tax-deductible goodwill

The following details the total intangible assets identified in the allocation of the purchase price at the respective acquisition dates:

(In thousands)	Estimated Useful Life	Mueller Middle East	Kessler	Shoals

Intangible asset type:
Customer relationships	20 years	$452	$12,640	$4,290
Non-compete agreements	3-5 years	—	—	150
Patents and technology	10-15 years	—	—	2,620
Trade names, licenses, and other	5-10 years	—	3,960	420

Total intangible assets		$452	$16,600	$7,480

2021 Dispositions

Copper Bar

On October 25, 2021, the Company sold its Copper Bar business for approximately $10.1 million. This business manufactured copper bar products used primarily by OEMs in the U.S. and was included in the Industrial Metals segment. The carrying value of the assets disposed totaled $3.6 million, consisting primarily of inventories and long-lived assets. As a result of the transaction, the Company recognized a pre-tax gain of $6.5 million on the sale of the business in the Consolidating Financial Statements in 2021.

Die-Mold

On September 2, 2021, the Company entered into a contribution agreement with a limited liability company in the retail distribution business, pursuant to which the Company exchanged the outstanding common stock of Die-Mold for a 17 percent equity interest in the limited liability company. Die-Mold manufactures PEX and other plumbing-related fittings and plastic injection tooling in Canada and sells these products in Canada and the U.S. and was included in the Piping Systems Segment. Die-Mold reported net sales of $10.9 million and operating income of $2.2 million for the year ended December 25, 2021 compared to net sales of $13.5 million and operating income of $2.3 million in the year ended December 26, 2020. As a result of the transaction, the Company recognized a gain of $4.7 million based on the excess of the fair value of the consideration received (the 17 percent equity interest) over the carrying value of Die-Mold in 2021. The Company utilized a combination of income and market comparable companies approaches using an EBITDA multiple to determine the fair value of the consideration received of $22.8 million, which is recognized within the Investments in unconsolidated affiliates line of the Consolidated Balance Sheet. The excess of the fair value of the deconsolidated subsidiary over its carrying value resulted in the gain.

Fabricated Tube Products and Shoals Tubular, Inc.

On July 28, 2021, the Company entered into a purchase agreement with J.W. Harris Co., Inc. and Lincoln Electric Holdings, Inc., pursuant to which the Company sold the assets of Fabricated Tube Products (FTP) and all of the outstanding stock of STI for approximately $75.7 million. These businesses manufacture and fabricate valves and assemblies, brazed manifolds, headers, and distributor assemblies used primarily by manufacturers of residential heating and air conditioning units in the U.S. and were included in the Climate segment. They reported combined net sales of $37.0 million and operating income of $5.5 million for the year ended December 25, 2021 compared to combined net sales of $51.5 million and operating income of $6.4 million in the year ended December 26, 2020. The carrying value of the assets disposed totaled $32.7 million, consisting primarily of accounts receivable, inventories, and long-lived assets. The carrying value of the liabilities disposed totaled $3.6 million, consisting primarily of accounts payable. As a result of the transaction, the Company recognized a pre-tax gain of $46.6 million on the sale of these businesses in the Consolidating Financial Statements in 2021.

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

Industrial Metals

Industrial Metals is composed of the following operating segments: Brass Rod, Impacts & Micro Gauge, Brass Value-Added Products, and Precision Tube.  These businesses manufacture brass rod, impact extrusions and forgings, specialty copper, copper alloy, and aluminum tube, as well as a wide variety of end products including plumbing brass, automotive components, valves, fittings, and gas assemblies.  These products are manufactured in the U.S. and sold primarily to OEMs in the U.S., many of which are in the industrial, transportation, construction, heating, ventilation, and air-conditioning, plumbing, refrigeration, and energy markets.

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

During 2021, the segment recognized impairment charges on goodwill and long-lived assets of $2.8 million.

Performance of segments is generally evaluated by their operating income.  Summarized product line, geographic, and segment information is shown in the following tables.  Geographic sales data indicates the location from which products are shipped.  Unallocated expenses include general corporate expenses, plus certain charges or credits not included in segment activity.

During 2022, 2021, and 2020, no single customer exceeded 10 percent of worldwide sales.

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Year Ended December 31, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$2,211,963	$—	$—	$2,211,963
Brass rod and forgings	—	510,865	—	510,865
OEM components and valves	—	74,647	121,004	195,651
Valves and plumbing specialties	518,121	—	—	518,121
Flex duct and other HVAC components	—	—	529,303	529,303
Other	—	59,177	—	59,177

	$2,730,084	$644,689	$650,307	$4,025,080

Intersegment sales				(42,625)

Net sales				$3,982,455

	For the Year Ended December 25, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$2,055,639	$—	$—	$2,055,639
Brass rod and forgings	—	565,870	—	565,870
OEM components, tube & assemblies	32,557	48,572	137,564	218,693
Valves and plumbing specialties	511,834	—	—	511,834
Flex duct and other HVAC components	—	—	357,850	357,850
Other	—	88,921	—	88,921

	$2,600,030	$703,363	$495,414	$3,798,807

Intersegment sales				(29,462)

Net sales				$3,769,345

Disaggregation of revenue from contracts with customers (continued):

	For the Year Ended December 26, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,232,724	$—	$—	$1,232,724
Brass rod and forgings	—	356,547	—	356,547
OEM components, tube & assemblies	56,176	42,127	138,551	236,854
Valves and plumbing specialties	294,102	—	—	294,102
Flex duct and other HVAC components	—	—	231,580	231,580
Other	—	73,485	—	73,485

	$1,583,002	$472,159	$370,131	$2,425,292

Intersegment sales				(27,249)

Net sales				$2,398,043

Summarized segment information is as follows:

	For the Year Ended December 31, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$2,730,084	$644,689	$650,307	$(42,625)	$3,982,455

Cost of goods sold	1,943,174	543,004	416,953	(38,269)	2,864,862
Depreciation and amortization	22,193	7,647	9,174	4,717	43,731
Selling, general, and administrative expense	93,655	11,574	36,113	61,744	203,086
Gain on sale of assets	—	—	—	(6,373)	(6,373)

Operating income	671,062	82,464	188,067	(64,444)	877,149

Interest expense					(810)
Pension plan termination expense					(13,100)
Environmental expense					(1,298)
Other income, net					14,090

Income before income taxes					$876,031

Segment information (continued):

	For the Year Ended December 25, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$2,600,030	$703,363	$495,414	$(29,462)	$3,769,345

Cost of goods sold	1,996,610	605,715	367,343	(30,679)	2,938,989
Depreciation and amortization	23,384	6,929	10,379	4,698	45,390
Selling, general, and administrative expense	93,749	11,698	29,327	49,278	184,052
Gain on sale of businesses	—	(6,454)	—	(51,306)	(57,760)
Impairment charges	—	—	2,829	—	2,829

Operating income	486,287	85,475	85,536	(1,453)	655,845

Interest expense					(7,709)
Redemption premium					(5,674)
Environmental expense					(5,053)
Other income, net					3,730

Income before income taxes					$641,139

	For the Year Ended December 26, 2020
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,583,002	$472,159	$370,131	$(27,249)	$2,398,043

Cost of goods sold	1,311,697	398,000	276,274	(19,810)	1,966,161
Depreciation and amortization	23,071	7,528	10,249	3,995	44,843
Selling, general, and administrative expense	78,744	12,566	26,806	41,367	159,483
Litigation settlement, net	—	—	—	(22,053)	(22,053)
Impairment charges	3,771	—	—	—	3,771

Operating income	165,719	54,065	56,802	(30,748)	245,838

Interest expense					(19,247)
Pension plan termination expense					(17,835)
Environmental expense					(4,454)
Other income, net					4,887

Income before income taxes					$209,189

Summarized geographic information is as follows:

(In thousands)	2022	2021	2020

Net sales:
United States	$2,965,053	$2,791,571	$1,765,810
United Kingdom	297,582	330,908	207,754
Canada	410,679	469,652	293,776
Asia and the Middle East	217,750	83,217	58,256
Mexico	91,391	93,997	72,447

	$3,982,455	$3,769,345	$2,398,043

Long-lived assets:	2022	2021	2020

United States	$266,571	$272,903	$289,508
United Kingdom	36,474	36,529	30,872
Canada	23,354	26,422	29,582
Asia and the Middle East	51,193	48,742	26,107
Mexico	2,358	966	503

	$379,950	$385,562	$376,572

(In thousands)	2022	2021	2020

Expenditures for long-lived assets (including those resulting from business acquisitions):
Piping Systems	$20,694	$43,429	$39,209
Industrial Metals	6,905	5,744	5,968
Climate	2,611	12,428	5,521
General Corporate	7,429	3,521	448

	$37,639	$65,122	$51,146

Segment assets:
Piping Systems	$1,088,940	$1,160,272	$977,937
Industrial Metals	160,702	173,290	152,683
Climate	279,940	250,107	258,668
General Corporate	712,817	145,267	139,280

	$2,242,399	$1,728,936	$1,528,568

Note 4 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	2022	2021

Cash & cash equivalents	$461,018	$87,924
Restricted cash included within other current assets	4,176	2,349
Restricted cash included within other assets	102	103

Total cash, cash equivalents, and restricted cash	$465,296	$90,376

Note 5 – Inventories

(In thousands)	2022	2021

Raw materials and supplies	$133,189	$130,133
Work-in-process	64,177	64,989
Finished goods	265,842	245,226
Valuation reserves	(14,289)	(10,104)

Inventories	$448,919	$430,244

Inventories valued using the LIFO method totaled $16.5 million at December 31, 2022 and $18.5 million at December 25, 2021.  At December 31, 2022 and December 25, 2021, the approximate FIFO cost of such inventories was $117.3 million and $140.4 million, respectively.  Additionally, the Company values certain inventories on an average cost basis.

At the end of 2022 and 2021, the FIFO value of inventory consigned to others was $14.3 million and $11.0 million, respectively.

Note 6 – Consolidated Financial Statement Details

Other Current Liabilities

Included in other current liabilities as of December 31, 2022 and December 25, 2021 were the following: (i) accrued discounts, allowances, and customer rebates of $82.3 million and $82.2 million, respectively, (ii) current taxes payable of $24.6 million and $35.7 million, respectively, and (iii) current environmental liabilities of $4.2 million and $9.7 million, respectively. Additionally, the balance at at December 31, 2022 includes a pension withdrawal liability of $13.1 million.

Other Income, Net

(In thousands)	2022	2021	2020

Net periodic benefit income	$3,168	$1,903	$3,013
Interest income	6,457	353	1,101
Gain on sale of securities	2,918	—	—
Other	1,547	1,474	773

Other income, net	$14,090	$3,730	$4,887

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

At December 31, 2022, the Company held open futures contracts to purchase approximately $91.8 million of copper over the next nine months related to fixed price sales orders.  The fair value of those futures contracts was a $1.9 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At December 31, 2022, this amount was approximately $1.3 million of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At December 31, 2022, the Company held open futures contracts to sell approximately $10.7 million of copper over the next five months related to copper inventory.  The fair value of those futures contracts was a $0.4 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	2022	2021	Balance Sheet Location	2022	2021

Commodity contracts - gains	Other current assets	$3,746	$1,150	Other current liabilities	$—	$—
Commodity contracts - losses	Other current assets	(1,483)	(46)	Other current liabilities	—	(353)

Total derivatives (1)		$2,263	$1,104		$—	$(353)
(1) Does not include the impact of cash collateral provided to counterparties.

The following table summarizes the effects of derivative instruments on the Consolidated Statements of Income:

(In thousands)	Location	2022	2021

Undesignated derivatives:
Gain on commodity contracts (nonqualifying)	Cost of goods sold	$20,659	$217

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	Year Ended December 31, 2022
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(7,066)	Cost of goods sold	$7,666
Other	83	Other	—

Total	$(6,983)	Total	$7,666

	Year Ended December 25, 2021
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$2,389	Cost of goods sold	$(2,542)
Other	(28)	Other	—

Total	$2,361	Total	$(2,542)

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At December 31, 2022 and December 25, 2021, the Company had recorded restricted cash in other current assets of $4.0 million and $2.0 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Note 8 – Leases

The Company leases certain facilities, vehicles, and equipment which expire on various dates through 2041. The following table includes supplemental information with regards to the Company’s operating leases:

(In thousands, except lease term and discount rate)	December 31, 2022	December 25, 2021

Operating lease right-of-use assets	$22,892	$23,510

Current portion of operating lease liabilities	4,942	6,015
Noncurrent operating lease liabilities	16,880	17,099

Total operating lease liabilities	$21,822	$23,114

Weighted average discount rate	3.35%	3.67%
Weighted average remaining lease term (in years)	6.03	5.51

Some of the Company’s leases include variable lease costs such as taxes, insurance, etc. These costs are immaterial for disclosure.

The following table presents certain information related to operating lease costs and cash paid during the period:

	For the Year Ended
(In thousands)	December 31, 2022	December 25, 2021

Operating lease costs	$8,220	$8,365
Short term lease costs	4,086	4,607

Total lease costs	$12,306	$12,972

Cash paid for amounts included in the measurement of lease liabilities	$7,787	$7,869

Maturities of the Company’s operating leases are as follows:

(In thousands)	Amount

2023	$5,574
2024	4,130
2025	3,281
2026	3,111
2027	2,801
2028 and thereafter	5,569

Total lease payments	24,466
Less imputed interest	(2,644)

Total lease obligations	21,822
Less current obligations	(4,942)

Noncurrent lease obligations	$16,880

Note 9 – Property, Plant, and Equipment, Net

(In thousands)	2022	2021

Land and land improvements	$32,707	$34,050
Buildings	234,480	238,033
Machinery and equipment	653,997	657,673
Construction in progress	54,748	34,311

	975,932	964,067
Less accumulated depreciation	(595,982)	(578,505)

Property, plant, and equipment, net	$379,950	$385,562

Depreciation expense for property, plant, and equipment was $38.2 million in 2022, $39.1 million in 2021, and $38.7 million in 2020.

Note 10 – Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Goodwill	$184,699	$8,854	$23,616	$217,169
Accumulated impairment charges	(40,552)	(8,853)	—	(49,405)

Balance at December 26, 2020:	144,147	1	23,616	167,764

Additions	12,098	—	—	12,098
Reductions (1)	(4,402)	—	(1,964)	(6,366)
Impairment charges	$—	$—	$(2,087)	$(2,087)
Currency translation	(79)	—	—	(79)

Balance at December 25, 2021:	151,764	1	19,565	171,330

Reductions (2)	(11,216)	—	—	(11,216)
Currency translation	(2,526)	—	—	(2,526)

Balance at December 31, 2022:
Goodwill	178,574	8,854	19,565	206,993
Accumulated impairment charges	(40,552)	(8,853)	—	(49,405)

Goodwill, net	$138,022	$1	$19,565	$157,588
(1) Includes disposals of Die-Mold and STI businesses.
(2) Includes finalization of the purchase price allocation adjustment for Mueller Middle East of $11.2 million.
Reporting units with recorded goodwill include Domestic Piping Systems Group, B&K LLC, Great Lakes, Heatlink Group, European Operations, Jungwoo-Mueller, Mueller Middle East, Westermeyer, and Flex Duct.  Several factors give rise to goodwill in the Company’s acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired businesses.  With the exception of the Turbotec reporting unit, there were no impairment charges resulting from the 2022, 2021, or 2020 annual impairment tests as the estimated fair value of each of the reporting units exceeded its carrying value.  During the third quarter of 2021, the Company recognized an impairment charge of $2.1 million related to Turbotec, reported within the Climate segment.

Other Intangible Assets

The carrying amount of intangible assets at December 31, 2022 was as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$53,156	$(15,658)	$37,498
Non-compete agreements	2,333	(2,333)	—
Patents and technology	18,032	(7,570)	10,462
Trade names and licenses	13,374	(6,697)	6,677
Other	1,676	(1,528)	148

Other intangible assets	$88,571	$(33,786)	$54,785

The carrying amount of intangible assets at December 25, 2021 was as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$55,108	$(13,803)	$41,305
Non-compete agreements	2,474	(2,458)	16
Patents and technology	18,396	(6,501)	11,895
Trade names and licenses	13,654	(5,598)	8,056
Other	1,676	(1,234)	442

Other intangible assets	$91,308	$(29,594)	$61,714

Amortization expense for intangible assets was $5.6 million in 2022, $6.3 million in 2021, and $6.1 million in 2020.  Future amortization expense is estimated as follows:

(In thousands)	Amount

2023	$5,145
2024	4,930
2025	4,808
2026	4,663
2027	4,662
Thereafter	30,577

Expected amortization expense	$54,785

Note 11 – Investments in Unconsolidated Affiliates

Tecumseh

The Company owns a 50 percent interest in an unconsolidated affiliate that acquired Tecumseh and an entity that provides financing to Tecumseh. Tecumseh is a global manufacturer of hermetically sealed compressors for residential and specialty air conditioning, household refrigerators and freezers, and commercial refrigeration applications, including air conditioning and refrigeration compressors, as well as condensing units, heat pumps, and complete refrigeration systems.

The following tables present summarized financial information derived from the Company’s equity method investee’s consolidated financial statements, which are prepared in accordance with U.S. GAAP.

(In thousands)	2022	2021

Current assets	$248,808	$214,550
Noncurrent assets	77,395	76,406
Current liabilities	190,746	169,155
Noncurrent liabilities	43,003	46,059

Net sales	$520,950	$452,917
Gross profit	98,441	57,028
Net income (loss)	10,338	(3,330)

The Company’s income (loss) from unconsolidated affiliates, net of foreign tax, for 2022 and 2021 included net gains of $5.2 million and net losses of $1.7 million, respectively, for Tecumseh.

Retail Distribution

On September 2, 2021, the Company acquired a 17 percent noncontrolling equity interest in a limited liability company in the retail distribution business by contributing the outstanding common stock of Die-Mold in exchange for the equity method interest.

The Company’s income (loss) from unconsolidated affiliates, net of foreign tax, for 2022 and 2021 included net gains of $4.9 million and $0.8 million, respectively, for the retail distribution business.

Note 12 – Debt

Credit Agreement

On March 31, 2021, the Company entered into a Credit Agreement to replace its prior credit agreement that would have matured on December 6, 2021. The Company’s total borrowing capacity under the Credit Agreement is $500.0 million. The Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures on March 31, 2026, and a term loan facility of $100.0 million, with an original maturity date of March 31, 2022.  The term loan was fully repaid in 2021, reducing the total borrowing capacity under the Credit Agreement to $400.0 million. There were no borrowings outstanding under the Credit Agreement as of December 31, 2022 or December 25, 2021. Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at the Eurocurrency Rate which is determined by the underlying currency of the Credit Extension or the Base Rate as defined by the Credit Agreement, plus a variable premium.  Advances may be based upon the one, three, or six-month interest period.  The variable premium is based upon the Company’s debt to total capitalization ratio, and can range from 112.5 to 162.5 basis points for Eurocurrency Rate loans and 12.5 to 62.5 basis points for Base Rate loans.  At December 31, 2022, the premium was 112.5 basis points for Eurocurrency Rate loans and 12.5 basis points for Base Rate loans.  Additionally, a commitment fee is payable quarterly on the total commitment less any outstanding loans or issued letters of credit, and varies from 15.0 to 30.0 basis points based upon the Company’s debt to total capitalization ratio.  Availability of funds under the Revolving Credit Facility is reduced by the amount of certain outstanding letters of credit, which are used to secure the Company’s payment of insurance deductibles, certain retiree health benefits, and other corporate obligations, totaling approximately $33.1 million at December 31, 2022.  Terms of the letters of credit are generally renewable annually.

Subordinated Debentures

During the first quarter of 2021, the Company announced the redemption of its Subordinated Debentures due 2027. The full redemption of outstanding debentures occurred on April 15, 2021 for a total of $291.4 million in principal plus accrued interest and a redemption premium of $5.7 million that was expensed during the second quarter.

Jungwoo-Mueller

Jungwoo-Mueller has several secured revolving credit arrangements with a total borrowing capacity of KRW 20.0 billion (or approximately $15.0 million).  Borrowings are secured by the real property and equipment of Jungwoo-Mueller.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  At December 31, 2022, the Company was in compliance with all debt covenants.

Aggregate annual maturities of the Company’s debt are as follows:

(In thousands)	Amount

2023	$811
2024	222
2025	204
2026	—
2027	—
Thereafter	1,500

Long-term debt	$2,737

Net interest expense consisted of the following:

(In thousands)	2022	2021	2020

Interest expense	$810	$8,096	$19,510
Capitalized interest	—	(387)	(263)

	$810	$7,709	$19,247

There was no interest paid in 2022. Interest paid in 2021 and 2020 was $13.9 million and $19.8 million, respectively.

Note 13 – Benefit Plans

Pension and Other Postretirement Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain employees.  The information disclosed below does not include the pension plan in South Korea, as it it immaterial to the Company’s Consolidated Financial Statements. The following tables provide a reconciliation of the changes in the most significant plans’ benefit obligations and the fair value of the plans’ assets for 2022 and 2021, and a statement of the plans’ aggregate funded status:

	Pension Benefits		Other Benefits
(In thousands)	2022	2021	2022	2021

Change in benefit obligation:
Obligation at beginning of year	$84,283	$90,809	$11,825	$12,782
Service cost	—	—	291	258
Interest cost	1,450	1,272	346	281
Actuarial gain	(24,154)	(4,062)	(2,604)	(812)
Benefit payments	(2,512)	(2,832)	(547)	(634)
Foreign currency translation adjustment	(8,306)	(904)	(71)	(50)

Obligation at end of year	50,761	84,283	9,240	11,825

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	79,478	78,480	—	—
Actual return on plan assets	(6,371)	4,791	—	—
Employer contributions	—	—	547	634
Benefit payments	(2,512)	(2,832)	(547)	(634)
Foreign currency translation adjustment	(8,297)	(961)	—	—

Fair value of plan assets at end of year	62,298	79,478	—	—

Funded (underfunded) status at end of year	$11,537	$(4,805)	$(9,240)	$(11,825)

The following represents amounts recognized in AOCI (before the effect of income taxes):

	Pension Benefits		Other Benefits
(In thousands)	2022	2021	2022	2021

Unrecognized net actuarial loss (gain)	$2,870	$19,629	$(4,149)	$(1,893)
Unrecognized prior service credit	—	—	(19)	(1,930)

As of December 31, 2022, $0.5 million of the actuarial net loss and the remainder of the prior service credit will, through amortization, be recognized as components of net periodic benefit cost in 2023.

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

As of December 31, 2022 and December 25, 2021, the total funded status of the plans recognized in the Consolidated Balance Sheets was as follows:

	Pension Benefits		Other Benefits
(In thousands)	2022	2021	2022	2021

Long-term asset	$11,537	$—	$—	$—
Current liability	$—	$—	$(1,068)	$(962)
Long-term liability	—	(4,805)	(8,172)	(10,863)

Total (underfunded) funded status	$11,537	$(4,805)	$(9,240)	$(11,825)

The components of net periodic benefit cost (income) are as follows:

(In thousands)	2022	2021	2020
Pension benefits:
Interest cost	$1,450	$1,272	$3,260
Expected return on plan assets	(3,568)	(3,671)	(5,704)
Amortization of net loss	897	1,536	2,305
Settlement charge	—	—	11,642

Net periodic benefit (income) cost	$(1,221)	$(863)	$11,503

Other benefits:
Service cost	$291	$258	$212
Interest cost	346	281	430
Amortization of prior service credit	(198)	(470)	(519)
Amortization of net gain	(220)	(103)	(193)
Curtailment gain	(1,756)	—	(2,591)

Net periodic benefit income	$(1,537)	$(34)	$(2,661)

During 2022 and 2020, the Company recognized curtailment gains of $1.8 million and $2.6 million, respectively, related to one of its postretirement benefit plans.

The components of net periodic benefit cost (income) other than the service cost component are included in other income, net in the Consolidated Statements of Income.

The weighted average assumptions used in the measurement of the Company’s benefit obligations are as follows:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021

Discount rate	4.80%	1.90%	6.08%	3.73%
Expected long-term return on plan assets	5.51%	4.96%	N/A	N/A
Rate of compensation increases	N/A	N/A	5.00%	5.00%
Rate of inflation	3.30%	3.70%	N/A	N/A

The weighted average assumptions used in the measurement of the Company’s net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020

Discount rate	1.90%	1.40%	1.93%	3.73%	2.92%	3.70%
Expected long-term return on plan assets	4.96%	4.69%	3.84%	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A	5.00%	5.00%	5.00%
Rate of inflation	3.70%	3.20%	3.20%	N/A	N/A	N/A

The Company’s Mexican postretirement plans use the rate of compensation increase in the benefit formulas.  Past service in the U.K. pension plan will be adjusted for the effects of inflation.  All other pension and postretirement plans use benefit formulas based on length of service.

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to range from 4.7 to 7.2 percent for 2023, gradually decrease to 4.1 percent through 2040, and remain at that level thereafter.  The health care cost trend rate assumption does not have a significant effect on the amounts reported.

Pension Assets

The weighted average asset allocation of the Company’s pension fund assets are as follows:

	Pension Plan Assets
Asset category	2022	2021

Equity securities (includes equity mutual funds)	67%	66%
Multi-asset securities	22	24
Cash and equivalents (includes money market funds)	1	—
Alternative investments	10	10

Total	100%	100%

At December 31, 2022, the long-term target allocation, by asset category, of assets of the Company’s defined benefit pension plans was: (i) equity securities and multi-asset securities, including equity index funds – not less than 70 percent; and (ii) alternative investments – not more than 10 percent.

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

The estimated rates of return on plan assets are the expected future long-term rates of earnings on plan assets and are forward-looking assumptions that materially affect pension cost.  Establishing the expected future rates of return on pension assets is a judgmental matter.  The Company reviews the expected long-term rates of return on an annual basis and revises as appropriate.  The expected long-term rate of return on plan assets was 5.51 percent for 2022 and 4.96 percent in 2021.

The Company’s investments for its pension plans are reported at fair value.  The following methods and assumptions were used to estimate the fair value of the Company’s plan asset investments:

Cash and money market funds – Valued at cost, which approximates fair value.

Mutual funds – Valued at the net asset value of shares held by the plans at December 31, 2022 and December 25, 2021, respectively, based upon quoted market prices.

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

The following table sets forth by level, within the fair value hierarchy, the assets of the plans at fair value:

	Fair Value Measurements at December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$829	$—	$—	$829
Mutual funds (1)	—	55,441	—	55,441
Limited partnerships	—	—	6,028	6,028

Total	$829	$55,441	$6,028	$62,298

	Fair Value Measurements at December 25, 2021
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$292	$—	$—	$292
Mutual funds (2)	—	71,465	—	71,465
Limited partnerships	—	—	7,721	7,721

Total	$292	$71,465	$7,721	$79,478
(1)Approximately 78 percent of mutual funds are actively managed funds and approximately 22 percent of mutual funds are index funds.  Additionally, 24 percent of the mutual funds’ assets are invested in non-U.S. multi-asset securities and 76 percent in non-U.S. equities.

(2)Approximately 78 percent of mutual funds are actively managed funds and approximately 22 percent of mutual funds are index funds.  Additionally, 27 percent of the mutual funds’ assets are invested in non-U.S. multi-asset securities and 73 percent in non-U.S. equities.

The table below reflects the changes in the assets of the plan measured at fair value on a recurring basis using significant unobservable inputs (level 3 of fair value hierarchy) during the year ended December 31, 2022:

(In thousands)	Limited Partnerships

Balance, December 25, 2021	$7,721
Net depreciation in fair value	(1,693)

Balance, December 31, 2022	$6,028

Contributions and Benefit Payments

The Company does not expect to contribute to the U.K. pension plan, other than to reimburse expenses, and expects to contribute $1.1 million to its other postretirement benefit plans in 2023. The Company expects future benefits to be paid from the plans as follows:

(In thousands)	Pension Benefits	Other Benefits

2023	$2,525	$1,067
2024	2,616	862
2025	2,710	1,001
2026	2,807	1,014
2027	2,908	834
2028-2032	16,180	4,097

Total	$29,746	$8,875

Multiemployer Plan

The Company contributes to the IAM National Pension Fund, National Pension Plan (IAM Plan), a multiemployer defined benefit plan.  Participation in the IAM Plan was negotiated under the terms of two collective bargaining agreements in Port Huron, Michigan, the Local 218 IAM and Local 44 UAW that expire on May 3, 2026 and May 4, 2025, respectively.  The Employer Identification Number for this plan is 51-6031295.

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

The Company makes contributions to the IAM Plan trusts that cover certain union employees; contributions by employees are not permitted.  Contributions to the IAM Plan were approximately $1.4 million in 2022, $1.3 million in 2021, and $1.2 million in 2020.  The Company’s contributions are less than five percent of total employer contributions made to the IAM Plan indicated in the most recently filed Form 5500.

Under the Pension Protection Act of 2006, the IAM Plan’s actuary must certify the plan’s zone status annually.  Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  If a plan is determined to be in endangered status, red zone or yellow zone, the plan’s trustees must develop a formal plan of corrective action, a Financial Improvement Plan and/or a Rehabilitation Plan.  For 2022 and 2021 the IAM Plan was well funded over 80 percent; but remained in the red zone due to the trustees’ election to voluntarily place the fund in critical status in 2019 to strengthen its funding position. The fund has remained in critical status since that election and is not projected to emerge from critical status in the upcoming year. The plan seeks to strengthen its financial health by reducing and eliminating most adjustable benefits as allowed by federal law.

As of December 31, 2022, the Company withdrew from the IAM Plan and recognized $13.1 million in related expenses, which represents the Company’s best estimate of probable loss for the related withdrawal liability.

401(k) Plans

The Company sponsors voluntary employee savings plans that qualify under Section 401(k) of the Internal Revenue Code of 1986.  Compensation expense for the Company’s matching contribution to the 401(k) plans was $4.9 million in 2022, $4.5 million in 2021, and $4.0 million in 2020.  The Company match is a cash contribution.  Participants direct the investment of their account balances by allocating among a range of asset classes including mutual funds (equity, fixed income, and balanced funds) and money market funds.  The plans do not allow direct investment in securities issued by the Company.

Note 14 – Commitments and Contingencies

Environmental

The Company is subject to federal, state, local, and foreign environmental laws and regulations.  For all properties, the Company has provided and charged to expense $1.4 million in 2022, $5.0 million in 2021, and $4.2 million in 2020 for pending environmental matters.  Environmental reserves totaled $20.5 million at December 31, 2022 and $27.4 million at December 25, 2021.  As of December 31, 2022, the Company expects to spend $4.0 million in 2023, $2.0 million in 2024, $0.8 million in 2025, $0.7 million in 2026, $0.7 million in 2027, and $12.3 million thereafter for ongoing projects.

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

In February 2022, the Company reached a settlement with another PRP relating to these three sites. Under the terms of that agreement, the Company paid $5.6 million, which was previously reserved, in exchange for the other PRP’s agreement to conduct or fund any required remediation with the geographic boundaries of the three sites (namely, the parcel(s) on which the former smelters were located), plus coverage of certain off-site areas (namely, contamination that migrated by surface water runoff or air emissions from the Altoona or East La Harpe site, and smelter materials located within 50 feet of the geographic boundary of each site). The settlement does not cover certain matters, including potential liability related to the remediation of the town of Iola which is not estimable at this time. The other PRP has also provided an indemnity that would cover third-party cleanup claims for those sites, subject to a time limit and a cap.

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

Lanyon. With respect to the Lanyon Site, in 2016, the Company received a general notice letter from the United States Environmental Protection Agency (EPA) asserting that the Company is a PRP, which the Company has denied.  EPA issued an interim record of decision in 2017 and has been remediating properties at the site. According to EPA, 1,371 properties in total will be remediated, and the work will continue into 2023.

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980s, of implementing various remedial measures, including sealing mine portals with concrete plugs in portals that were discharging water.  The sealing program achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 QCB Order, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage, and again extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new 10-year permit will include an order requiring continued implementation of BMP through 2033 to address residual discharges of acid rock drainage.  At this site, MRRC spent approximately $1.3 million from 2020 through 2022 for remediation, and currently estimates that it will spend between approximately $14.1 million and $16.1 million over the next 30 years and has accrued a reserve at the low end of this range.

Lead Refinery Site

U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of MRRC, has conducted corrective action and interim remedial activities (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act since December 1996.  Although the Site Activities have been substantially concluded, Lead Refinery is required to perform monitoring and maintenance-related activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management effective as of March 2, 2013.  Lead Refinery spent approximately $0.4 million from 2020 through 2022 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are estimated at between $1.6 million and $2.4 million over the next 14 years. The Company has recorded a reserve at the low end of this range.

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

On November 8, 2016, the Company, its subsidiary Arava Natural Resources Company, Inc. (Arava), and Arava’s subsidiary MRRC each received general notice letters from the EPA asserting that they may be PRPs in connection with the Lead Refinery NPL site.  The Company, Arava, and MRRC have denied liability for any remedial action and response costs associated with the Lead Refinery NPL site.  In June 2017, the EPA requested that Lead Refinery conduct, and the Company fund, a remedial investigation and feasibility study of operable unit 2 of the Lead Refinery NPL site pursuant to a proposed administrative settlement agreement and order on consent. The Company and Lead Refinery entered into that agreement in September 2017. The Company has made a capital contribution to Lead Refinery to conduct the remedial investigation and feasibility study with respect to operable unit 2 and has provided financial assurance in the amount of $1.0 million. The remedial investigation and feasibility study remain ongoing. The EPA has also asserted its position that the Company is a responsible party for the Lead Refinery NPL site, and accordingly is responsible for a share of remedial action and response costs at the site and in the adjacent residential area.

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). Subsequent thereto, the Company and Lead Refinery reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs then estimated it would cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs.  As of year-end, the Company has made payments of approximately $7.6 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs. In March 2022, Lead Refinery entered into an administrative settlement agreement and order on consent with the EPA, along with the four other PRPs, which involves payment of certain past and future costs relating to operable unit 1, in exchange for certain releases and contribution protection for the Company, Lead Refinery, and their respective affiliates relating to that operable unit. The settlement became effective in September 2022. The Company reserved $3.3 million for this settlement at the end of 2021. In March 2018, a group of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in civil tort action relating to the site. The Company, Arava, and MRRC have been voluntarily dismissed from that litigation without prejudice. Lead Refinery’s motion to dismiss the matter was granted without prejudice, but plaintiffs in that case have repled certain of their claims.  At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1), including, but not limited to, EPA oversight costs for which the EPA may attempt to seek reimbursement from the Company, and past costs for which other PRPs may attempt to seek contribution from the Company.

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

Operating Properties

Mueller Copper Tube Products, Inc.

In 1999, Mueller Copper Tube Products, Inc. (MCTP), a wholly owned subsidiary, commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant to remove trichloroethylene, a cleaning solvent formerly used by MCTP.  On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation Report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater from the Arkansas Department of Environmental Quality (ADEQ).  The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.  Effective November 17, 2008, MCTP entered into a Settlement Agreement and Administrative Order by Consent to submit a Supplemental Investigation Work Plan (SIWP) and subsequent Final Remediation Work Plan (RWP) for the site.  By letter dated January 20, 2010, ADEQ approved the SIWP as submitted, with changes acceptable to the Company.  On December 16, 2011, MCTP entered into an amended Administrative Order by Consent to prepare and implement a revised RWP regarding final remediation for the Site.  The remediation system was activated in February 2014.  Costs to implement the work plans, including associated general and administrative costs, are estimated to approximate $0.5 million to $0.7 million over the next three years. The Company has recorded a reserve at the low end of this range.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at December 31, 2022 were $33.1 million.

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

Note 15 – Income Taxes

The components of income before income taxes were taxed under the following jurisdictions:

(In thousands)	2022	2021	2020

Domestic	$737,538	$518,080	$144,770
Foreign	138,493	123,059	64,419

Income before income taxes	$876,031	$641,139	$209,189

Income tax expense consists of the following:

(In thousands)	2022	2021	2020

Current tax expense:
Federal	$149,269	$107,804	$37,964
Foreign	36,719	34,455	16,221
State and local	41,214	16,186	5,182

Current tax expense	227,202	158,445	59,367

Deferred tax (benefit) expense:
Federal	(3,312)	(3,504)	(5,991)
Foreign	(192)	2,572	90
State and local	(376)	8,345	1,855

Deferred tax (benefit) expense	(3,880)	7,413	(4,046)

Income tax expense	$223,322	$165,858	$55,321

The difference between the reported income tax expense and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes is reconciled as follows:

(In thousands)	2022	2021	2020

Expected income tax expense	$183,967	$134,639	$43,930
State and local income tax, net of federal benefit	32,184	21,132	5,949
Effect of foreign statutory rates different from U.S. and other foreign adjustments	7,443	11,185	2,783
Investment in unconsolidated affiliates	206	(679)	(387)
Other, net	(478)	(419)	3,046

Income tax expense	$223,322	$165,858	$55,321

The Company continues to assert that the undistributed earnings of most of its foreign subsidiaries are permanently reinvested. No taxes have been accrued with respect to these undistributed earnings or any outside basis differences. The Company has elected to provide for the tax expense related to global intangible low-taxed income (GILTI) in the year the tax is incurred.

The Company includes interest and penalties related to income tax matters as a component of income tax expense, none of which was material in 2022, 2021, and 2020.

During 2021, the Internal Revenue Service completed its audit of the Company’s 2015 and 2017 tax returns, the results of which were immaterial to the Consolidated Financial Statements. The statute of limitations is open for the Company’s federal tax return for 2019 and all subsequent years, and some state and foreign returns are also open for some earlier tax years due to differing statute periods. While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In thousands)	2022	2021

Deferred tax assets:
Inventories	$16,829	$15,153
Other postretirement benefits and accrued items	7,260	8,382
Other reserves	8,046	9,962
Foreign tax attributes	5,750	6,410
State tax attributes, net of federal benefit	8,063	12,043
Stock-based compensation	5,249	3,608
Lease liability	4,540	4,988
Basis difference in unconsolidated affiliates	6,881	7,690

Total deferred tax assets	62,618	68,236
Less valuation allowance	(21,505)	(26,624)

Deferred tax assets, net of valuation allowance	41,113	41,612

Deferred tax liabilities:
Property, plant, and equipment	44,001	45,804
Lease asset	4,970	5,099
Other liabilities	2,918	1,765

Total deferred tax liabilities	51,889	52,668

Net deferred tax liabilities	$(10,776)	$(11,056)

As of December 31, 2022, after consideration of the federal impact, the Company had state income tax credit carryforwards of $1.0 million, all of which expire by 2024, and state net operating loss (NOL) carryforwards with potential tax benefits of $7.1 million, after consideration of the federal impact, expiring between 2023 and 2041.  The state tax credit and NOL carryforwards were fully offset by valuation allowances.

As of December 31, 2022, the Company had other foreign tax attributes with potential tax benefits of $4.0 million, which have an unlimited life, and attributes with potential benefits of $1.1 million that expire between 2034 and 2042; all of these foreign attributes were fully offset by a valuation allowance. The Company also had other foreign tax attributes of $0.7 million, which have limited lives expiring between 2031 and 2036, which are offset by a valuation allowance of $0.4 million. The Company has also recorded a valuation allowance against deferred tax assets related to the book-tax differences in investments in unconsolidated affiliates.

Income taxes paid were approximately $238.3 million in 2022, $132.9 million in 2021, and $49.3 million in 2020.

Note 16 – Equity

The Company’s Board of Directors has extended, until July 2023, its authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 31, 2022, the Company has repurchased approximately 7.2 million shares under this authorization.

Note 17 – Stock-Based Compensation

The Company has in effect stock incentive plans under which stock-based awards have been granted to certain employees and members of its Board of Directors.  Under these existing plans, the Company may grant stock options, restricted stock awards, and performance stock awards. Approximately 1.2 million shares were available for future stock incentive awards at December 31, 2022.

During the years ended December 31, 2022, December 25, 2021, and December 26, 2020, the Company recognized stock-based compensation, as a component of selling, general, and administrative expense, in its Consolidated Statements of Income of $17.8 million, $9.8 million, and $8.6 million, respectively.

The total compensation expense not yet recognized related to stock incentive awards at December 31, 2022 was $52.4 million, with an average expense recognition period of 3.2 years.

The Company generally issues treasury shares when stock options are exercised, or when restricted stock awards or performance stock awards are granted.  A summary of the activity and related information follows:

	Stock Options		Restricted Stock Awards		Performance Stock Awards
(Shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Beginning of period	615	$28.42	577	$32.40	$624	$33.46
Granted	—	N/A	66	63.80	287	65.48
Exercised/Released	(170)	26.31	(150)	32.49	(49)	34.26
Forfeited	(3)	32.28	(2)	38.07	(1)	29.61

End of period	442	$29.20	491	$36.56	861	$44.07

Restricted Stock Awards

The fair value of each restricted stock award equals the fair value of the Company’s stock on the grant date and is amortized into compensation expense on a straight-line or accrual basis over its vesting period based on its vesting schedule.  The weighted average grant-date fair value of awards granted during 2022, 2021, and 2020 was $63.80, $44.08, and $29.00, respectively.

The aggregate intrinsic value of outstanding and unvested awards was $29.0 million at December 31, 2022.  The total fair value of awards that vested was $4.9 million, $7.0 million, and $5.6 million in 2022, 2021, and 2020, respectively.

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

The weighted average grant-date fair value of awards granted during 2022, 2021, and 2020 was $65.48, $43.46, and $29.61, respectively.

The aggregate intrinsic value of outstanding and unvested awards was $50.8 million at December 31, 2022. The total fair value of awards that vested was $1.7 million in 2022.

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

	2022	2021	2020

Fair value of stock options on grant date	N/A	$15.6	$6.81
Expected term	N/A	7.9 years	7.9 years
Expected price volatility	N/A	33.6%	31.9%
Risk-free interest rate	N/A	1.3%	0.6%
Dividend yield	N/A	1.1%	1.7%

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

The total intrinsic value of options exercised was $5.9 million, $3.8 million, and $2.4 million in 2022, 2021, and 2020, respectively.  The total fair value of options that vested was $1.1 million, $0.4 million, and $0.7 million in 2022, 2021, and 2020.

At December 31, 2022, the aggregate intrinsic value of all outstanding options was $13.2 million with a weighted average remaining contractual term of 4.3 years.  Of the outstanding options, 349 thousand are currently exercisable with an aggregate intrinsic value of $10.7 million, a weighted average exercise price of $28.37, and a weighted average remaining contractual term of 3.9 years.

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

The following table provides changes in AOCI by component, net of taxes and noncontrolling interest (amounts in parentheses indicate debits to AOCI):

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/ OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance at December 26, 2020	$(37,339)	$984	$(17,203)	$(1,325)	$(54,883)

Other comprehensive (loss) income before reclassifications	(4,964)	2,361	4,899	978	3,274
Amounts reclassified from AOCI	—	(2,542)	804	—	(1,738)

Balance at December 25, 2021	(42,303)	803	(11,500)	(347)	(53,347)

Other comprehensive (loss) income before reclassifications	(26,935)	(6,983)	13,667	2,702	(17,549)
Amounts reclassified from AOCI	—	7,666	(945)	—	6,721

Balance at December 31, 2022	$(69,238)	$1,486	$1,222	$2,355	$(64,175)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
(In thousands)	2022	2021	2020	Affected Line Item

Unrealized losses (gains) on derivatives:
Commodity contracts	$9,891	$(3,848)	$6,337	Cost of goods sold
	(2,225)	1,306	(1,246)	Income tax (benefit) expense

	$7,666	$(2,542)	$5,091	Net of tax and noncontrolling interests

Amortization of net loss (gain) and prior service cost on employee benefit plans	$—	$—	$11,642	Pension plan termination expense
	(1,277)	963	(998)	Other income, net
	332	(159)	(2,353)	Income tax expense (benefit)

	$(945)	$804	$8,291	Net of tax and noncontrolling interests

Note 19 – Quarterly Financial Information (Unaudited) (1)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2022
Net sales	$1,010,002	$1,150,042	$944,830	$877,581
Gross profit (2)	265,491	329,128	266,193	256,781
Consolidated net income	159,248	207,524	155,813	140,235
Net income attributable to Mueller Industries, Inc.	158,316	206,552	154,542	138,906
Basic earnings per share	2.82	3.70	2.78	2.50
Diluted earnings per share	2.78	3.65	2.74	2.46
Dividends per share	0.25	0.25	0.25	0.25

2021
Net sales	$818,148	$1,012,592	$982,248	$956,357
Gross profit (2)	149,730	212,880	237,983	229,763
Consolidated net income (3)	65,238	110,932	172,256	126,698
Net income attributable to Mueller Industries, Inc.	63,107	108,832	170,980	125,601
Basic earnings per share	1.13	1.95	3.05	2.24
Diluted earnings per share	1.11	1.92	3.01	2.21
Dividends per share	0.13	0.13	0.13	0.13
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
(3)Includes income earned by H&C Flex, acquired during Q1 2021, and Mueller Middle East, acquired during Q4 2021.

Note 20 – Related Party Transactions

The non-controlling interest in the Company’s South Korean joint venture owns 100 percent of a copper tube mill which supplies Mueller affiliates. These affiliates purchased $22.2 million of product from the supplier in 2022. There were no payables related to these sales as of December 31, 2022.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mueller Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mueller Industries, Inc. (the Company) as of December 31, 2022 and December 25, 2021, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

Defined Benefit Pension Obligation
Description of the Matter
At December 31, 2022 the aggregate defined pension obligation was $50.8 million and the fair value of pension plan assets was $62.3 million, resulting in an overfunded defined pension obligation of $11.5 million. As disclosed in Notes 1 and 13 to the consolidated financial statements, the Company recognizes the overfunded or underfunded status of the plans as an asset or liability in the consolidated balance sheets with changes in the funded status recorded through comprehensive income in the year in which those changes occur. The obligations for these plans are actuarially determined and affected by assumptions, including discount rates, expected long-term return on plan assets, and certain employee-related factors such as mortality.

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

Memphis, Tennessee
February 28, 2023

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2022, December 25, 2021, and December 26, 2020

		Additions
(In thousands)	Balance at beginning of year	Charged to costs and expenses	Other additions	Deductions	Balance at end of year

2022
Allowance for doubtful accounts	$2,590	$323	$—	$226	$2,687

Environmental reserves	$27,426	$1,367	$—	$8,259	$20,534

Valuation allowance for deferred tax assets	$26,624	$(1,648)	$509	$3,981	$21,504

2021
Allowance for doubtful accounts	$1,538	$1,216	$—	$164	$2,590

Environmental reserves	$24,001	$4,964	$—	$1,539	$27,426

Valuation allowance for deferred tax assets	$27,199	$108	$642	$1,325	$26,624

2020
Allowance for doubtful accounts	$770	$1,208	$—	$440	$1,538

Environmental reserves	$20,866	$4,242	$—	$1,107	$24,001

Valuation allowance for deferred tax assets	$23,130	$2,317	$1,898	$146	$27,199