Form 10-Q
period 2023-04-01
MUELLER INDUSTRIES INC
filed 2023-04-26
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report ended April 1, 2023
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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of April 21, 2023 was 56,995,486.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended April 1, 2023

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
(In thousands, except per share data)	April 1, 2023	March 26, 2022

Net sales	$971,192	$1,010,002

Cost of goods sold	678,798	744,511
Depreciation and amortization	10,657	10,841
Selling, general, and administrative expense	52,631	47,456
Gain on sale of assets	—	(5,507)

Operating income	229,106	212,701

Interest expense	(143)	(158)
Interest income	6,235	160
Other income, net	2,236	620

Income before income taxes	237,434	213,323

Income tax expense	(61,357)	(54,199)
(Loss) income from unconsolidated affiliates, net of foreign tax	(984)	124

Consolidated net income	175,093	159,248

Net income attributable to noncontrolling interests	(1,854)	(932)

Net income attributable to Mueller Industries, Inc.	$173,239	$158,316

Weighted average shares for basic earnings per share	55,693	56,100
Effect of dilutive stock-based awards	707	810

Adjusted weighted average shares for diluted earnings per share	56,400	56,910

Basic earnings per share	$3.11	$2.82

Diluted earnings per share	$3.07	$2.78

Dividends per share	$0.30	$0.25

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended
(In thousands)	April 1, 2023	March 26, 2022

Consolidated net income	$175,093	$159,248

Other comprehensive income, net of tax:
Foreign currency translation	10,251	1,213
Net change with respect to derivative instruments and hedging activities, net of tax of $(272) and $(604)	954	2,091
Net change in pension and postretirement obligation adjustments, net of tax of $11 and $(134)	(8)	420
Attributable to unconsolidated affiliates, net of tax of $(373) and $(624)	1,285	2,148

Total other comprehensive income, net	12,482	5,872

Consolidated comprehensive income	187,575	165,120
Comprehensive income attributable to noncontrolling interests	(2,112)	(899)

Comprehensive income attributable to Mueller Industries, Inc.	$185,463	$164,221

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	April 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$611,399	$461,018
Short-term investments	170,997	217,863
Accounts receivable, less allowance for doubtful accounts of $2,972 in 2023 and $2,687 in 2022	503,369	380,352
Inventories	452,826	448,919
Other current assets	28,420	26,501

Total current assets	1,767,011	1,534,653

Property, plant, and equipment, net	377,324	379,950
Operating lease right-of-use assets	29,897	22,892
Goodwill, net	158,172	157,588
Intangible assets, net	53,859	54,785
Investments in unconsolidated affiliates	72,395	72,364
Other assets	20,963	20,167

Total assets	$2,479,621	$2,242,399

Liabilities
Current liabilities:
Current portion of debt	$1,108	$811
Accounts payable	179,244	128,000
Accrued wages and other employee costs	36,689	61,915
Current portion of operating lease liabilities	6,249	4,942
Other current liabilities	183,455	152,627

Total current liabilities	406,745	348,295

Long-term debt, less current portion	1,251	1,218
Pension liabilities	2,115	4,078
Postretirement benefits other than pensions	9,145	8,977
Environmental reserves	16,060	16,380
Deferred income taxes	17,561	16,258
Noncurrent operating lease liabilities	22,773	16,880
Other noncurrent liabilities	16,502	16,349

Total liabilities	492,152	428,435

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 56,990,798 in 2023 and 57,001,617 in 2022	802	802
Additional paid-in capital	303,133	297,270
Retained earnings	2,215,939	2,059,796
Accumulated other comprehensive loss	(51,951)	(64,175)
Treasury common stock, at cost	(505,616)	(502,779)

Total Mueller Industries, Inc. stockholders' equity	1,962,307	1,790,914
Noncontrolling interests	25,162	23,050

Total equity	1,987,469	1,813,964

Commitments and contingencies	—	—

Total liabilities and equity	$2,479,621	$2,242,399
See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
(In thousands)	April 1, 2023	March 26, 2022

Cash flows from operating activities
Consolidated net income	$175,093	$159,248
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	10,746	10,930
Stock-based compensation expense	5,637	2,573
Provision for doubtful accounts receivable	(15)	125
Loss (income) from unconsolidated affiliates	984	(124)
Gain on disposals of properties	(115)	(5,507)
Deferred income tax expense	372	258
Changes in assets and liabilities:
Receivables	(111,547)	(116,610)
Inventories	(581)	(40,803)
Other assets	(17,950)	314
Current liabilities	50,842	54,344
Other liabilities	(2,275)	(1,752)
Other, net	427	(137)

Net cash provided by operating activities	111,618	62,859

Cash flows from investing activities
Capital expenditures	(7,556)	(5,259)
Insurance proceeds - capital related	8,000	—
Proceeds from the maturity of short term investments	50,000	—
Proceeds from sales of assets	118	6,219
Dividends from unconsolidated affiliates	644	959

Net cash provided by investing activities	51,206	1,919

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
(In thousands)	April 1, 2023	March 26, 2022

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(16,729)	—
Repurchase of common stock	—	(3,972)
Repayments of debt	(56)	(56)
Issuance of debt by consolidated joint ventures, net	297	—
Net cash used to settle stock-based awards	(2,611)	(230)

Net cash used in financing activities	(19,099)	(4,258)

Effect of exchange rate changes on cash	2,573	301

Increase in cash, cash equivalents, and restricted cash	146,298	60,821
Cash, cash equivalents, and restricted cash at the beginning of the period	465,296	90,376

Cash, cash equivalents, and restricted cash at the end of the period	$611,594	$151,197

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended
(In thousands)	April 1, 2023	March 26, 2022

Common stock:
Balance at beginning of period	$802	$802

Balance at end of period	$802	$802

Additional paid-in capital:
Balance at beginning of period	$297,270	$286,208
Acquisition (issuance) of shares under incentive stock option plans	226	21
Stock-based compensation expense	5,637	2,573

Balance at end of period	$303,133	$288,802

Retained earnings:
Balance at beginning of period	$2,059,796	$1,458,489
Net income attributable to Mueller Industries, Inc.	173,239	158,316
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(17,096)	(14,309)

Balance at end of period	$2,215,939	$1,602,496

Accumulated other comprehensive loss:
Balance at beginning of period	$(64,175)	$(53,347)
Total other comprehensive income attributable to Mueller Industries, Inc.	12,224	5,905

Balance at end of period	$(51,951)	$(47,442)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended
(In thousands)	April 1, 2023	March 26, 2022

Treasury stock:
Balance at beginning of period	$(502,779)	$(470,034)
(Acquisition) issuance of shares under incentive stock option plans	(2,837)	(252)
Repurchase of common stock	—	(3,972)

Balance at end of period	$(505,616)	$(474,258)

Noncontrolling interests:
Balance at beginning of period	$23,050	$34,845
Net income attributable to noncontrolling interests	1,854	932
Foreign currency translation	258	(33)

Balance at end of period	$25,162	$35,744

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

General

Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted.  Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K, including the annual financial statements incorporated therein.

The accompanying unaudited interim financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented herein.

Note 1 – Recent Accounting Standards

Adopted

In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): An Amendment of the FASB Accounting Standards Codification. The new guidance was issued to improve accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the (i) recognition of an acquired contract liability, and (ii) payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU is effective for fiscal years beginning after December 15, 2022 for public entities. The updated guidance requires prospective adoption, and early adoption is permitted. The Company adopted the ASU during the first quarter of 2023. The adoption of the ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

Note 3 – Segment Information

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

Summarized segment information is as follows:

	For the Quarter Ended April 1, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$662,479	$165,234	$152,954	$(9,475)	$971,192

Cost of goods sold	467,610	133,170	88,812	(10,794)	678,798
Depreciation and amortization	5,558	1,772	2,153	1,174	10,657
Selling, general, and administrative expense	25,457	3,077	8,001	16,096	52,631

Operating income	163,854	27,215	53,988	(15,951)	229,106

Interest expense					(143)
Interest income					6,235
Other income, net					2,236

Income before income taxes					$237,434

Segment information (continued):

	For the Quarter Ended March 26, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$703,430	$174,312	$140,622	$(8,362)	$1,010,002

Cost of goods sold	514,187	145,710	93,957	(9,343)	744,511
Depreciation and amortization	5,400	1,944	2,352	1,145	10,841
Selling, general, and administrative expense	23,355	3,399	7,613	13,089	47,456
Gain on sale of assets	—	—	—	(5,507)	(5,507)

Operating income	160,488	23,259	36,700	(7,746)	212,701

Interest expense					(158)
Interest income					160
Other income, net					620

Income before income taxes					$213,323

The following table presents total assets attributable to each segment:

(In thousands)	April 1, 2023	December 31, 2022

Segment assets:
Piping Systems	$1,196,717	$1,088,940
Industrial Metals	173,429	160,702
Climate	270,993	279,940
General Corporate	838,482	712,817

	$2,479,621	$2,242,399

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended April 1, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$544,228	$—	$—	$544,228
Brass rod and forgings	—	130,340	—	130,340
OEM components, tube & assemblies	—	22,509	33,402	55,911
Valves and plumbing specialties	118,251	—	—	118,251
Flex duct and other HVAC components	—	—	119,552	119,552
Other	—	12,385	—	12,385

	662,479	165,234	152,954	980,667

Intersegment sales				(9,475)

Net sales				$971,192

	For the Quarter Ended March 26, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$571,510	$—	$—	$571,510
Brass rod and forgings	—	136,533	—	136,533
OEM components, tube & assemblies	—	20,096	29,092	49,188
Valves and plumbing specialties	131,920	—	—	131,920
Flex duct and other HVAC components	—	—	111,530	111,530
Other	—	17,683	—	17,683

	703,430	174,312	140,622	1,018,364

Intersegment sales				(8,362)

Net sales				$1,010,002

Note 4 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	April 1, 2023	December 31, 2022

Cash & cash equivalents	$611,399	$461,018
Restricted cash included within other current assets	93	4,176
Restricted cash included within other assets	102	102

Total cash, cash equivalents, and restricted cash	$611,594	$465,296

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 5 – Inventories

(In thousands)	April 1, 2023	December 31, 2022

Raw materials and supplies	$135,231	$133,189
Work-in-process	69,937	64,177
Finished goods	262,315	265,842
Valuation reserves	(14,657)	(14,289)

Inventories	$452,826	$448,919

Note 6 – Financial Instruments

Short-Term Investments

The fair value of short-term investments at April 1, 2023, consisting of U.S. treasury bills with maturities exceeding three months at the time of purchase, approximates the carrying value on that date. These treasury bills are stated at fair value and are classified as trading securities. The fair value of treasury bills is classified as level 1 within the fair value hierarchy. This classification is defined as a fair value determined using observable inputs that reflect quoted prices in active markets for identical assets.

Derivative Instruments and Hedging Activities

The Company’s earnings and cash flows are subject to fluctuations due to changes in commodity prices, foreign currency exchange rates, and interest rates.  The Company uses derivative instruments such as commodity futures contracts, foreign currency forward contracts, and interest rate swaps to manage these exposures.

All derivatives are recognized in the Condensed Consolidated Balance Sheets at their fair values.  On the date the derivative contract is entered into, it is either a) designated as a hedge of a forecasted transaction or the variability of cash flow to be paid (cash flow hedge) or b) not designated in a hedge accounting relationship, even though the derivative contract was executed to mitigate an economic exposure (economic hedge), as the Company does not enter into derivative contracts for trading purposes.  Changes in the fair value of a derivative that is qualified, designated, and highly effective as a cash flow hedge are recorded in stockholders’ equity within AOCI, to the extent effective, until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of undesignated derivatives executed as economic hedges are reported in current earnings.

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

At April 1, 2023, the Company held open futures contracts to purchase approximately $42.6 million of copper over the next nine months related to fixed price sales orders.  The fair value of those futures contracts was a $3.0 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At April 1, 2023, this amount was approximately $2.3 million of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At April 1, 2023, the Company held no open futures contracts to sell copper.

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	April 1, 2023	December 31, 2022	Balance Sheet Location	April 1, 2023	December 31, 2022

Commodity contracts - gains	Other current assets	$3,070	$3,746	Other current liabilities	$5	$—
Commodity contracts - losses	Other current assets	(68)	(1,483)	Other current liabilities	(30)	—

Total derivatives (1)		$3,002	$2,263		$(25)	$—
(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended
(In thousands)	Location	April 1, 2023	March 26, 2022

Undesignated derivatives:
(Loss) gain on commodity contracts (nonqualifying)	Cost of goods sold	(2,484)	3,425

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended April 1, 2023
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$2,969	Cost of goods sold	$(1,989)
Other	(26)	Other	—

Total	$2,943	Total	$(1,989)

Amounts recognized in and reclassified from AOCI (continued):

	For the Quarter Ended March 26, 2022
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$3,781	Cost of goods sold	$(1,722)
Other	32	Other	—

Total	$3,813	Total	$(1,722)

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At April 1, 2023 and December 31, 2022, the Company had recorded restricted cash in other current assets of $0.1 million and $4.0 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Long-Term Debt

The fair value of long-term debt at April 1, 2023 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

Note 7 – Investments in Unconsolidated Affiliates

Tecumseh

The Company owns a 50 percent interest in an unconsolidated affiliate that acquired Tecumseh Products Company LLC (Tecumseh) and an entity that provides financing to Tecumseh.  This investment is recorded using the equity method of accounting, as the Company can exercise significant influence but does not own a majority equity interest or otherwise control the entity.  Under the equity method of accounting, this investment is stated at initial cost and is adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions.

The Company records its proportionate share of the investee’s net income or loss, net of foreign taxes, one quarter in arrears as income (loss) from unconsolidated affiliates, net of foreign tax, in the Condensed Consolidated Statements of Income and its proportionate share of the investee’s other comprehensive income (loss), net of income taxes, in the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Changes in Equity. The U.S. tax effect of the Company’s proportionate share of Tecumseh’s income or loss is recorded in income tax expense in the Condensed Consolidated Statements of Income. In general, the equity investment in unconsolidated affiliates is equal to the current equity investment plus the investee’s net accumulated losses.

The following tables present summarized financial information derived from the Company’s equity method investee’s consolidated financial statements, which are prepared in accordance with U.S. GAAP.

(In thousands)	April 1, 2023	December 31, 2022

Current assets	$217,674	$248,808
Noncurrent assets	93,532	77,395
Current liabilities	175,645	190,746
Noncurrent liabilities	44,455	43,003

	For the Quarter Ended
(In thousands)	April 1, 2023	March 26, 2022

Net sales	$113,418	$125,967
Gross profit	19,816	18,775
Net loss	(4,717)	(1,206)

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarter ended April 1, 2023 included net losses of $2.4 million for Tecumseh.

The Company’s income from unconsolidated affiliates, net of foreign tax, for the quarter ended March 26, 2022 included net losses of $0.6 million for Tecumseh.

Retail Distribution

The Company owns a 17 percent noncontrolling equity interest in a limited liability company in the retail distribution business. This investment is recorded using the equity method of accounting. The Company records its proportionate share of the investee’s net income or loss one month in arrears as income (loss) from unconsolidated affiliates in the Condensed Consolidated Statements of Income. The Company’s proportionate share of the investee’s other comprehensive income (loss), net of income taxes, is recorded in the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statement of Changes in Equity.

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarter ended April 1, 2023 included net income of $1.4 million for the retail distribution business.

The Company’s income from unconsolidated affiliates, net of foreign tax, for the quarter ended March 26, 2022 included net income of $0.7 million for the retail distribution business.

Note 8 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended
(In thousands)	April 1, 2023	March 26, 2022

Pension benefits:
Interest cost	$594	$394
Expected return on plan assets	(841)	(967)
Amortization of net loss	—	244

Net periodic benefit income	$(247)	$(329)

Other benefits:
Service cost	$51	$72
Interest cost	128	103
Amortization of prior service credit	(1)	(118)
Amortization of net gain	(97)	(58)

Net periodic benefit cost (income)	$81	$(1)

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

East La Harpe. At the East La Harpe site, the Company and two other PRPs conducted a site study evaluation under KDHE supervision and prepared a site cleanup plan approved by KDHE.  In December 2018, KDHE provided a draft agreement which contemplates the use of funds KDHE obtained from two other parties (Peabody Energy and Blue Tee) to fund part of the remediation, and removes Blue Tee from the PRPs’ agreement with KDHE. Pursuant to the terms of the settlement with the other PRP noted above, the Company expects the remediation to be conducted and paid for entirely by the other PRP, and for the other PRP to negotiate and enter into an agreement with KDHE.

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

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980s, of implementing various remedial measures, including sealing mine portals with concrete plugs in portals that were discharging water.  The sealing program achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 QCB Order, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage, and again extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new 10-year permit will include an order requiring continued implementation of BMP through 2033 to address residual discharges of acid rock drainage.  The Company currently estimates that it will spend between approximately $14.1 million and $16.1 million for remediation at these sites over the next 30 years and has accrued a reserve at the low end of this range.

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). Subsequent thereto, the Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs then estimated it would cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs.  As of April 1, 2023, the Company has made payments of approximately $7.6 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs. In March 2022, Lead Refinery entered into an administrative settlement agreement and order on consent with the EPA, along with the four other PRPs, which involves payment of certain past and future costs relating to operable unit 1, in exchange for certain releases and contribution protection for the Company, Lead Refinery, and their respective affiliates relating to that operable unit. The settlement became effective in September 2022. The Company reserved $3.3 million for this settlement at the end of 2021. In March 2018, a group of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in civil tort action relating to the site. The Company, Arava, and MRRC have been voluntarily dismissed from that litigation without prejudice. Lead Refinery’s motion to dismiss the matter was granted without prejudice, but it has answered plaintiffs’ amended complaint.  At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1), including, but not limited to, EPA oversight costs for which the EPA may attempt to seek reimbursement from the Company, and past costs for which other PRPs may attempt to seek contribution from the Company.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at April 1, 2023 were $28.6 million.

Note 10 – Income Taxes

The Company’s effective tax rate for the first quarter of 2023 was 26 percent compared with 25 percent for the same period last year.  The primary items impacting the effective tax rate for the first quarter of 2023 were increases related to the provision for state income taxes, net of the federal benefit, of $7.8 million, the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $2.1 million, and other items of $1.6 million.

The items impacting the effective tax rate for the first quarter of 2022 were increases related to the provision for state income taxes, net of the federal benefit, of $7.1 million, the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $1.7 million, and other items of $0.6 million.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions. The statute of limitations is open for the Company’s federal tax return for 2019 and all subsequent years. The statutes of limitations for most state returns are open for 2019 and all subsequent years, and some state and foreign returns are also open for some earlier tax years due to differing statute periods. While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Quarter Ended April 1, 2023
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 31, 2022	$(69,238)	$1,486	$1,222	$2,355	$(64,175)

Other comprehensive income before reclassifications	9,993	2,943	65	1,285	14,286
Amounts reclassified from AOCI	—	(1,989)	(73)	—	(2,062)

Net current-period other comprehensive income (loss)	9,993	954	(8)	1,285	12,224

Balance as of April 1, 2023	$(59,245)	$2,440	$1,214	$3,640	$(51,951)

	For the Quarter Ended March 26, 2022
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 25, 2021	$(42,303)	$803	$(11,500)	$(347)	$(53,347)

Other comprehensive income before reclassifications	1,246	3,813	357	2,148	7,564
Amounts reclassified from AOCI	—	(1,722)	63	—	(1,659)

Net current-period other comprehensive income	1,246	2,091	420	2,148	5,905

Balance as of March 26, 2022	$(41,057)	$2,894	$(11,080)	$1,801	$(47,442)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended
(In thousands)	April 1, 2023	March 26, 2022	Affected line item

Unrealized gains on derivative commodity contracts	$(2,551)	$(2,224)	Cost of goods sold
	562	502	Income tax expense

	$(1,989)	$(1,722)	Net of tax and noncontrolling interests

Amortization of net loss and prior service cost on employee benefit plans	$(98)	$68	Other income, net
	25	(5)	Income tax expense (benefit)

	$(73)	$63	Net of tax and noncontrolling interests

Note 12 – Insurance Claims

In August 2022, a portion of the Company’s Bluffs, Illinois manufacturing operation was damaged by fire. Certain inventories, production equipment, and building structures were extensively damaged. The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance subject to customary deductibles. Any gain resulting from insurance proceeds for property damage in excess of the net book value of the related property will be recognized in income upon settlement of the claim. In addition, the Company has deferred recognition of direct, identifiable costs associated with this matter. These costs will also be recognized upon settlement of the insurance claim. As of April 1, 2023, the Company has received advances totaling $15.0 million from the insurance company for this claim, of which $10.0 million was received during 2023. These advances, net of the book value of damaged inventories, equipment, and buildings and direct cleanup and other out of pocket costs totaled $3.7 million, classified as other current liabilities on the Condensed Consolidated Balance Sheet at April 1, 2023.

In March 2023, a portion of the Company’s Covington, Tennessee manufacturing operation was damaged by a tornado. The extent of the damage to inventories, production equipment, and building structures is currently being assessed. The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance subject to customary deductibles. The Company has recognized an immaterial insurance receivable equal to the net book value of the damaged property. Any gain resulting from insurance proceeds for property damage in excess of the net book value of the related property will be recognized in income upon settlement of the claim.

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

According to the U.S. Census Bureau, the March 2023 seasonally adjusted annual rate of new housing starts was 1.42 million, compared to the March 2022 rate of 1.72 million. The average 30-year fixed mortgage rate was 6.37 percent for the first quarter of 2023 and 5.34 percent for the twelve months ended December 2022. The private non-residential construction sector includes offices, industrial, health care, and retail projects. According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $601.0 billion in February 2023 compared to the February 2022 rate of $503.2 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first quarter of 2023 and 2022:

	For the Quarter Ended		Percent Change
(In thousands)	April 1, 2023	March 26, 2022	2023 vs. 2022

Net sales	$971,192	$1,010,002	(3.8)%
Operating income	229,106	212,701	7.7
Net income	173,239	158,316	9.4

The following are components of changes in net sales compared to the prior year:

Quarter-to- Date
Net selling price in core product lines	(1.3)%
Unit sales volume in core product lines	(4.0)
Other	1.5

(3.8)%

The decrease in net sales during the first quarter of 2023 was primarily due to (i) lower unit sales volume of $40.2 million in our core product lines, primarily copper tube, copper fittings, brass rod, and forgings, and (ii) lower net selling prices of $13.5 million in our core product lines. These decreases were partially offset by an increase in sales of $14.9 million in our non-core product lines.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2023 and 2022:

	For the Quarter Ended
(In thousands)	April 1, 2023	March 26, 2022

Cost of goods sold	$678,798	$744,511
Depreciation and amortization	10,657	10,841
Selling, general, and administrative expense	52,631	47,456
Gain on sale of assets	—	(5,507)

Operating expenses	$742,086	$797,301

	For the Quarter Ended
	April 1, 2023	March 26, 2022

Cost of goods sold	69.9%	73.7%
Depreciation and amortization	1.1	1.1
Selling, general, and administrative expense	5.4	4.6
Gain on sale of assets	—	(0.5)

Operating expenses	76.4%	78.9%

Cost of goods sold decreased in the first quarter of 2023 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 30.1 percent compared with 26.3 percent in the prior year quarter. The combination of strong demand for our products, inflationary pressures, and industry wide supply constraints contributed to an environment of improved margins for the majority of our businesses. Depreciation and amortization was consistent with the first quarter of 2022. Selling, general, and administrative expense increased in the first quarter of 2023 primarily as a result of

(i) higher employment costs, including stock-based compensation, of $3.5 million, (ii) higher foreign currency transaction losses of $0.8 million, (iii) higher marketing and advertising costs of $0.7 million, and (iv) higher travel and entertainment expense of $0.5 million. In addition, during the first quarter of 2022 we recognized a gain of $5.5 million on the sale of a building.

Interest expense was consistent with the first quarter of 2022. Interest income was higher during the first quarter of 2023 primarily as a result of the purchase of short-term investments in the fourth quarter of 2022 and higher rates on deposits. Other income, net, increased during the first quarter of 2023 primarily as a result of a gain of the sale of securities.

Our effective tax rate for the first quarter of 2023 was 26 percent compared with 25 percent for the same period last year.  The items impacting the effective tax rate were (i) increases related to the provision for state income taxes, net of the federal benefit, of $7.8 million, (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign items of $2.1 million, and (iii) other items of $1.6 million.

For the first quarter of 2022, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to (i) the provision for state income taxes, net of the federal benefit, of $7.1 million, (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign items of $1.7 million, and (iii) other items of $0.6 million.

During the first quarter of 2023 and the first quarter of 2022, we recognized losses of $1.0 million and income of $0.1 million, respectively, on our investments in unconsolidated affiliates.

Piping Systems Segment

The following table compares summary operating results for the first quarter of 2023 and 2022 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change
(In thousands)	April 1, 2023	March 26, 2022	2023 vs. 2022

Net sales	$662,479	$703,430	(5.8)%
Operating income	163,854	160,488	2.1

The following are components of changes in net sales compared to the prior year:

Quarter-to- Date
Net selling price in core product lines	(1.2)%
Unit sales volume in core product lines	(5.4)
Other	0.8

(5.8)%

The decrease in net sales during the first quarter of 2023 was primarily attributable to (i) lower unit sales volume of $38.1 million in the segment’s core product lines, primarily copper tube and copper fittings, and (ii) lower net selling prices in the segment’s core product lines of $8.6 million. These decreases were partially offset by an increase in sales of $2.0 million in the segment’s non-core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2023 and 2022:

	For the Quarter Ended
(In thousands)	April 1, 2023	March 26, 2022

Cost of goods sold	$467,610	$514,187
Depreciation and amortization	5,558	5,400
Selling, general, and administrative expense	25,457	23,355

Operating expenses	$498,625	$542,942

	For the Quarter Ended
	April 1, 2023	March 26, 2022

Cost of goods sold	70.6%	73.1%
Depreciation and amortization	0.8	0.8
Selling, general, and administrative expense	3.8	3.3

Operating expenses	75.2%	77.2%

The decrease in cost of goods sold during the first quarter of 2023 was primarily due to the decrease in sales volume.  Gross margin as a percentage of sales was 29.4 percent compared with 26.9 percent in the prior year quarter. The increase in gross margin percent reflects effective price management in response to significant inflation in wages, and material, consumable, freight, and distribution costs. Depreciation and amortization increased slightly in the first quarter of 2023 as a result of long-lived assets of businesses acquired. Selling, general, and administrative expense increased for the first quarter of 2023 primarily as a result of (i) higher marketing and advertising costs of $0.6 million, (ii) higher product liability expenses of $0.5 million, (iii) higher foreign currency transaction losses of $0.5 million, and (iv) higher employment costs, including incentive compensation and healthcare, of $0.4 million.

Industrial Metals Segment

The following table compares summary operating results for the first quarter of 2023 and 2022 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change
(In thousands)	April 1, 2023	March 26, 2022	2023 vs. 2022

Net sales	$165,234	$174,312	(5.2)%
Operating income	27,215	23,259	17.0

The following are components of changes in net sales compared to the prior year:

Quarter-to- Date
Net selling price in core product lines	(2.9)%
Unit sales volume in core product lines	(1.3)
Other	(1.0)

(5.2)%

The decrease in net sales during the first quarter of 2023 was primarily due to (i) lower net selling prices of $4.9 million in the segment’s core product lines, primarily brass rod and forgings, and (ii) lower unit sales volume of $2.1 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2023 and 2022:

	For the Quarter Ended
(In thousands)	April 1, 2023	March 26, 2022

Cost of goods sold	$133,170	$145,710
Depreciation and amortization	1,772	1,944
Selling, general, and administrative expense	3,077	3,399

Operating expenses	$138,019	$151,053

	For the Quarter Ended
	April 1, 2023	March 26, 2022

Cost of goods sold	80.6%	83.6%
Depreciation and amortization	1.1	1.1
Selling, general, and administrative expense	1.9	2.0

Operating expenses	83.6%	86.7%

The decrease in cost of goods sold during the first quarter of 2023 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 19.4 percent compared with 16.4 percent in the prior year quarter. The increase in gross margin percent reflects effective price management in response to significant inflation in wages, and material, consumable, freight, and distribution costs. Depreciation and amortization and selling, general, and administrative expense were consistent with the first quarter of 2022.

Climate Segment

The following table compares summary operating results for the first quarter of 2023 and 2022 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change
(In thousands)	April 1, 2023	March 26, 2022	2023 vs. 2022

Net sales	$152,954	$140,622	8.8%
Operating income	53,988	36,700	47.1

Sales for the first quarter of 2023 increased primarily as a result of strong demand and an increase in volume and price in certain product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2023 and 2022:

	For the Quarter Ended
(In thousands)	April 1, 2023	March 26, 2022

Cost of goods sold	$88,812	$93,957
Depreciation and amortization	2,153	2,352
Selling, general and administrative expense	8,001	7,613

Operating expenses	$98,966	$103,922

	For the Quarter Ended
	April 1, 2023	March 26, 2022

Cost of goods sold	58.1%	66.8%
Depreciation and amortization	1.4	1.7
Selling, general and administrative expense	5.2	5.4

Operating expenses	64.7%	73.9%

Gross margin as a percentage of sales was 41.9 percent compared with 33.2 percent in the prior year quarter. The increase in gross margin percent reflects effective price management in response to significant inflation in wages, and material, consumable, freight, and distribution costs, as well as fluctuations in material costs. Depreciation and amortization and selling, general, and administrative expense were consistent with the first quarter of 2022.

Liquidity and Capital Resources

The following table presents selected financial information for the first quarter of 2023 and 2022:

(In thousands)	2023	2022

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$146,298	$60,821
Short-term investments	(46,866)	—
Property, plant, and equipment, net	(2,626)	(4,851)
Total debt	330	35
Working capital, net of cash and current debt	23,824	101,058

Net cash provided by operating activities	111,618	62,859
Net cash provided by investing activities	51,206	1,919
Net cash used in financing activities	(19,099)	(4,258)

Cash Flows from Operating Activities

During the quarter ended April 1, 2023, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $175.1 million, (ii) an increase in current liabilities of $50.8 million, (iii) depreciation and amortization of $10.7 million, and (iv) stock-based compensation expense of $5.6 million. These increases were largely offset by (i) an increase in accounts receivable of $111.5 million and (ii) an increase in other assets of $18.0 million.

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

Cash Flows from Investing Activities

The major components of net cash provided by investing activities during the quarter ended April 1, 2023 included (i) proceeds from the maturity of short-term investments of $50.0 million and (ii) insurance proceeds for property and equipment of $8.0 million. These sources were partially offset by capital expenditures of $7.6 million.

The major component of net cash provided by investing activities during the quarter ended March 26, 2022 included proceeds from the sale of properties of $6.2 million. This source was partially offset by capital expenditures of $5.3 million.

Cash Flows from Financing Activities

For the quarter ended April 1, 2023, net cash used in financing activities consisted primarily of (i) $16.7 million used for the payment of regular quarterly dividends to stockholders of the Company and (ii) $2.6 million net cash used to settle stock-based awards.

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

As of April 1, 2023, we had $611.4 million of cash on hand and $371.4 million available to be drawn under the Credit Agreement. Our current ratio was 4.3 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $0.2 million during the first quarter of 2023.  We expect to spend approximately $4.5 million over the next twelve months for ongoing environmental remediation activities.

The Company declared a quarterly cash dividend of 30.0 cents and 25.0 cents per common share during the first quarters of 2023 and 2022, respectively.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of April 1, 2023, the Company’s total debt was $2.4 million or 0.1 percent of its total capitalization.

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures March 31, 2026.  There were no borrowings outstanding under the Credit Agreement as of April 1, 2023. The Credit Agreement backed approximately $28.6 million in letters of credit at the end of the first quarter of 2023.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of April 1, 2023, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until July 2023, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through April 1, 2023, the Company has repurchased approximately 7.2 million shares under this authorization.

Contractual Cash Obligations

There have been no significant changes in our contractual cash obligations reported at December 31, 2022.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At April 1, 2023, we held open futures contracts to purchase approximately $42.6 million of copper over the next nine months related to fixed-price sales orders.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of April 1, 2023, we held no open futures contracts to purchase natural gas.

Interest Rates

At April 1, 2023, we had no variable-rate debt outstanding.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on the Secured Overnight Financing Rate (SOFR).

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At April 1, 2023, we had open forward contracts with a financial institution to sell approximately 5.6 million euros, 32.8 million Swedish kronor, and 12.3 million Norwegian kroner through July 2023.

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political, and technological factors, among others, which could cause actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  In addition to those factors discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2022, such factors include: (i) the current and projected future business environment, including interest rates capital and consumer spending, and the impact of the COVID-19 pandemic; (ii) the domestic housing and commercial construction industry environment; (iii) availability and price fluctuations in commodities (including copper, natural gas, and other raw materials, including crude oil that indirectly affects plastic resins); (iv) competitive factors and competitor responses to the Company’s initiatives; (v) stability of government laws and regulations, including taxes; (vi) availability of financing; and (vii) continuation of the environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of April 1, 2023.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of April 1, 2023 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending April 1, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The Company is exposed to risk as it operates its businesses.  To provide a framework to understand the operating environment of the Company, we have provided a brief explanation of the more significant risks associated with our businesses in our 2022 Annual Report on Form 10-K.  There have been no material changes in risk factors that were previously disclosed in our 2022 Annual Report on Form 10-K. Additionally, the operating results of the Company’s unconsolidated affiliates may be adversely affected by unfavorable economic and market conditions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2023, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through April 1, 2023, the Company had repurchased approximately 7.2 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended April 1, 2023.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

January 1 - January 28, 2023	—	$—	—	12,759,795
January 29 - February 25, 2023	6,150	$72.74	—	12,759,795
February 26 - April 1, 2023	43,570	$74.25	—	12,759,795
Total	49,720		—
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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
April 26, 2023	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
April 26, 2023	Anthony J. Steinriede
Date	Vice President – Corporate Controller