Form 10-Q
period 2023-07-01
MUELLER INDUSTRIES INC
filed 2023-07-26
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report ended July 1, 2023
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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of July 21, 2023 was 56,778,790.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended July 1, 2023

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands, except per share data)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022

Net sales	$896,984	$1,150,042	$1,868,176	$2,160,044

Cost of goods sold	639,272	820,914	1,318,070	1,565,425
Depreciation and amortization	10,416	11,302	21,073	22,143
Selling, general, and administrative expense	56,062	48,956	108,693	96,412
Gain on sale of assets	—	—	—	(5,507)
Gain on insurance settlement	(19,466)	—	(19,466)	—

Operating income	210,700	268,870	439,806	481,571

Interest expense	(135)	(147)	(278)	(305)
Interest income	7,732	103	13,967	263
Unrealized gain on short-term investments	20,820	—	20,820	—
Other income, net	1,841	2,100	4,077	2,720

Income before income taxes	240,958	270,926	478,392	484,249

Income tax expense	(62,122)	(68,290)	(123,479)	(122,489)
Income (loss) from unconsolidated affiliates, net of foreign tax	715	4,888	(269)	5,012

Consolidated net income	179,551	207,524	354,644	366,772

Net income attributable to noncontrolling interests	(1,840)	(972)	(3,694)	(1,904)

Net income attributable to Mueller Industries, Inc.	$177,711	$206,552	$350,950	$364,868

Weighted average shares for basic earnings per share	55,660	55,787	55,677	55,943
Effect of dilutive stock-based awards	1,340	741	1,023	776

Adjusted weighted average shares for diluted earnings per share	57,000	56,528	56,700	56,719

Basic earnings per share	$3.19	$3.70	$6.30	$6.52

Diluted earnings per share	$3.12	$3.65	$6.19	$6.43

Dividends per share	$0.30	$0.25	$0.60	$0.50

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022

Consolidated net income	$179,551	$207,524	$354,644	$366,772

Other comprehensive income (loss), net of tax:
Foreign currency translation	7,725	(17,120)	17,976	(15,907)
Net change with respect to derivative instruments and hedging activities, net of tax of $775, $3,450, $503, and $2,846	(2,679)	(11,886)	(1,725)	(9,795)
Net change in pension and postretirement obligation adjustments, net of tax of $1, $31, $12, and $(103)	9	(299)	1	121
Attributable to unconsolidated affiliates, net of tax of $(103), $(656), $(476), and $(1,280)	353	2,261	1,638	4,409

Total other comprehensive income (loss), net	5,408	(27,044)	17,890	(21,172)

Consolidated comprehensive income	184,959	180,480	372,534	345,600
Comprehensive (income) loss attributable to noncontrolling interests	(1,546)	584	(3,658)	(315)

Comprehensive income attributable to Mueller Industries, Inc.	$183,413	$181,064	$368,876	$345,285

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	July 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$771,317	$461,018
Short-term investments	127,051	217,863
Accounts receivable, less allowance for doubtful accounts of $2,905 in 2023 and $2,687 in 2022	459,467	380,352
Inventories	465,729	448,919
Other current assets	28,172	26,501

Total current assets	1,851,736	1,534,653

Property, plant, and equipment, net	386,928	379,950
Operating lease right-of-use assets	31,164	22,892
Goodwill, net	158,769	157,588
Intangible assets, net	52,926	54,785
Investments in unconsolidated affiliates	73,412	72,364
Other assets	21,485	20,167

Total assets	$2,576,420	$2,242,399

Liabilities
Current liabilities:
Current portion of debt	$670	$811
Accounts payable	155,096	128,000
Accrued wages and other employee costs	45,148	61,915
Current portion of operating lease liabilities	6,951	4,942
Other current liabilities	136,683	152,627

Total current liabilities	344,548	348,295

Long-term debt, less current portion	1,267	1,218
Pension liabilities	2,929	4,078
Postretirement benefits other than pensions	9,237	8,977
Environmental reserves	15,729	16,380
Deferred income taxes	18,821	16,258
Noncurrent operating lease liabilities	23,596	16,880
Other noncurrent liabilities	17,355	16,349

Total liabilities	433,482	428,435

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 100,000,000; issued 80,183,004; outstanding 56,777,485 in 2023 and 57,001,617 in 2022	802	802
Additional paid-in capital	309,705	297,270
Retained earnings	2,376,618	2,059,796
Accumulated other comprehensive loss	(46,249)	(64,175)
Treasury common stock, at cost	(524,646)	(502,779)

Total Mueller Industries, Inc. stockholders' equity	2,116,230	1,790,914
Noncontrolling interests	26,708	23,050

Total equity	2,142,938	1,813,964

Commitments and contingencies	—	—

Total liabilities and equity	$2,576,420	$2,242,399
See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
(In thousands)	July 1, 2023	June 25, 2022

Cash flows from operating activities
Consolidated net income	$354,644	$366,772
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	21,252	22,322
Stock-based compensation expense	12,459	5,171
Provision for doubtful accounts receivable	(80)	151
Loss (income) from unconsolidated affiliates	269	(5,012)
Insurance proceeds - noncapital related	9,854	—
Gain on disposals of properties	(141)	(6,800)
Unrealized gain on short-term investments	(20,820)	—
Gain on insurance settlement	(19,466)	—
Deferred income tax expense (benefit)	2,406	(373)
Changes in assets and liabilities:
Receivables	(77,701)	(146,438)
Inventories	(12,149)	(49,354)
Other assets	(5,571)	(6,095)
Current liabilities	(14,460)	28,906
Other liabilities	(976)	(4,283)
Other, net	1,310	(433)

Net cash provided by operating activities	250,830	204,534

Cash flows from investing activities
Capital expenditures	(29,221)	(23,248)
Insurance proceeds - capital related	24,646	—
Purchase of short-term investments	(106,231)	—
Proceeds from the maturity of short-term investments	217,863	—
Proceeds from sales of assets	142	7,561
Dividends from unconsolidated affiliates	797	1,609

Net cash provided by (used in) investing activities	107,996	(14,078)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
(In thousands)	July 1, 2023	June 25, 2022

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(33,402)	(27,968)
Repurchase of common stock	(19,303)	(33,469)
Repayments of debt	(130)	(111)
(Repayment) issuance of debt by consolidated joint ventures, net	(143)	360
Net cash used to settle stock-based awards	(2,588)	(95)

Net cash used in financing activities	(55,566)	(61,283)

Effect of exchange rate changes on cash	4,825	(2,234)

Increase in cash, cash equivalents, and restricted cash	308,085	126,939
Cash, cash equivalents, and restricted cash at the beginning of the period	465,296	90,376

Cash, cash equivalents, and restricted cash at the end of the period	$773,381	$217,315

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022

Common stock:
Balance at beginning of period	$802	$802	$802	$802

Balance at end of period	$802	$802	$802	$802

Additional paid-in capital:
Balance at beginning of period	$303,133	$288,802	$297,270	$286,208
Acquisition (issuance) of shares under incentive stock option plans	208	272	434	293
Stock-based compensation expense	6,822	2,598	12,459	5,171
Issuance of restricted stock	(458)	(444)	(458)	(444)

Balance at end of period	$309,705	$291,228	$309,705	$291,228

Retained earnings:
Balance at beginning of period	$2,215,939	$1,602,496	$2,059,796	$1,458,489
Net income attributable to Mueller Industries, Inc.	177,711	206,552	350,950	364,868
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(17,032)	(14,237)	(34,128)	(28,546)

Balance at end of period	$2,376,618	$1,794,811	$2,376,618	$1,794,811

Accumulated other comprehensive loss:
Balance at beginning of period	$(51,951)	$(47,442)	$(64,175)	$(53,347)
Total other comprehensive income (loss) attributable to Mueller Industries, Inc.	5,702	(25,488)	17,926	(19,583)

Balance at end of period	$(46,249)	$(72,930)	$(46,249)	$(72,930)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022

Treasury stock:
Balance at beginning of period	$(505,616)	$(474,258)	$(502,779)	$(470,034)
(Acquisition) issuance of shares under incentive stock option plans	(185)	(137)	(3,022)	(389)
Repurchase of common stock	(19,303)	(29,497)	(19,303)	(33,469)
Issuance of restricted stock	458	444	458	444

Balance at end of period	$(524,646)	$(503,448)	$(524,646)	$(503,448)

Noncontrolling interests:
Balance at beginning of period	$25,162	$35,744	$23,050	$34,845
Net income attributable to noncontrolling interests	1,840	972	3,694	1,904
Foreign currency translation	(294)	(1,556)	(36)	(1,589)

Balance at end of period	$26,708	$35,160	$26,708	$35,160

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

Note 2 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards, computed using the treasury stock method. There were no stock-based awards excluded from the computation of diluted earnings per share for the quarter ended July 1, 2023 because they were antidilutive. Approximately eight thousand stock-based awards were excluded from the computation of diluted earnings per share for the quarter ended June 25, 2022 because they were antidilutive.

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

Summarized segment information is as follows:

	For the Quarter Ended July 1, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$638,005	$146,266	$123,954	$(11,241)	$896,984

Cost of goods sold	452,866	123,097	77,064	(13,755)	639,272
Depreciation and amortization	5,252	1,804	2,202	1,158	10,416
Selling, general, and administrative expense	28,745	3,394	7,087	16,836	56,062
Gain on insurance settlement	—	—	(19,466)	—	(19,466)

Operating income	151,142	17,971	57,067	(15,480)	210,700

Interest expense					(135)
Interest income					7,732
Unrealized gain on short-term investments					20,820
Other income, net					1,841

Income before income taxes					$240,958

Segment information (continued):

	For the Quarter Ended June 25, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$824,807	$179,175	$164,484	$(18,424)	$1,150,042

Cost of goods sold	585,090	150,940	103,110	(18,226)	820,914
Depreciation and amortization	5,930	1,846	2,348	1,178	11,302
Selling, general, and administrative expense	22,208	2,221	8,279	16,248	48,956

Operating income	211,579	24,168	50,747	(17,624)	268,870

Interest expense					(147)
Interest income					103
Other income, net					2,100

Income before income taxes					$270,926

	For the Six Months Ended July 1, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,300,484	$311,500	$276,908	$(20,716)	$1,868,176

Cost of goods sold	920,476	256,267	165,876	(24,549)	1,318,070
Depreciation and amortization	10,810	3,576	4,355	2,332	21,073
Selling, general, and administrative expense	54,202	6,471	15,088	32,932	108,693
Gain on insurance settlement	—	—	(19,466)	—	(19,466)

Operating income	314,996	45,186	111,055	(31,431)	439,806

Interest expense					(278)
Interest income					13,967
Unrealized gain on short-term investments					20,820
Other income, net					4,077

Income before income taxes					$478,392

Segment information (continued):

	For the Six Months Ended June 25, 2022
( In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,528,237	$353,487	$305,106	$(26,786)	$2,160,044

Cost of goods sold	1,099,277	296,650	197,067	(27,569)	1,565,425
Depreciation and amortization	11,330	3,790	4,700	2,323	22,143
Selling, general, and administrative expense	45,563	5,620	15,892	29,337	96,412
Gain on sale of assets	—	—	—	(5,507)	(5,507)

Operating income	372,067	47,427	87,447	(25,370)	481,571

Interest expense					(305)
Interest income					263
Other income, net					2,720

Income before income taxes					$484,249

The following table presents total assets attributable to each segment:

(In thousands)	July 1, 2023	December 31, 2022

Segment assets:
Piping Systems	$1,218,810	$1,088,940
Industrial Metals	165,534	160,702
Climate	263,666	279,940
General Corporate	928,410	712,817

	$2,576,420	$2,242,399

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended July 1, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$518,712	$—	$—	$518,712
Brass rod and forgings	—	113,563	—	113,563
OEM components, tube & assemblies	—	21,073	33,007	54,080
Valves and plumbing specialties	119,293	—	—	119,293
Flex duct and other HVAC components	—	—	90,947	90,947
Other	—	11,630	—	11,630

	638,005	146,266	123,954	908,225

Intersegment sales				(11,241)

Net sales				$896,984

	For the Quarter Ended June 25, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$674,579	$—	$—	$674,579
Brass rod and forgings	—	142,788	—	142,788
OEM components, tube & assemblies	—	20,254	32,526	52,780
Valves and plumbing specialties	150,228	—	—	150,228
Flex duct and other HVAC components	—	—	131,958	131,958
Other	—	16,133	—	16,133

	824,807	179,175	164,484	1,168,466

Intersegment sales				(18,424)

Net sales				$1,150,042

Disaggregation of revenue from contracts with customers (continued):

	For the Six Months Ended July 1, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,062,940	$—	$—	$1,062,940
Brass rod and forgings	—	243,903	—	243,903
OEM components, tube & assemblies	—	43,582	66,409	109,991
Valves and plumbing specialties	237,544	—	—	237,544
Flex duct and other HVAC components	—	—	210,499	210,499
Other	—	24,015	—	24,015

	1,300,484	311,500	276,908	1,888,892

Intersegment sales				(20,716)

Net sales				$1,868,176

	For the Six Months Ended June 25, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	1,246,089	—	—	1,246,089
Brass rod and forgings	—	279,321	—	279,321
OEM components, tube & assemblies	—	40,350	61,618	101,968
Valves and plumbing specialties	282,148	—	—	282,148
Flex duct and other HVAC components	—	—	243,488	243,488
Other	—	33,816	—	33,816

	1,528,237	353,487	305,106	2,186,830

Intersegment sales				(26,786)

Net sales				$2,160,044

Note 4 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	July 1, 2023	December 31, 2022

Cash & cash equivalents	$771,317	$461,018
Restricted cash included within other current assets	1,962	4,176
Restricted cash included within other assets	102	102

Total cash, cash equivalents, and restricted cash	$773,381	$465,296

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 5 – Inventories

(In thousands)	July 1, 2023	December 31, 2022

Raw materials and supplies	$158,302	$133,189
Work-in-process	79,601	64,177
Finished goods	239,635	265,842
Valuation reserves	(11,809)	(14,289)

Inventories	$465,729	$448,919

Note 6 – Financial Instruments

Short-Term Investments

The fair value of short-term investments at July 1, 2023, consisting of marketable securities, approximates the carrying value on that date. These marketable securities are stated at fair value and classified as level 1 within the fair value hierarchy. This classification is defined as a fair value determined using observable inputs that reflect quoted prices in active markets for identical assets.

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

At July 1, 2023, the Company held open futures contracts to purchase approximately $24.7 million of copper over the next nine months related to fixed price sales orders.  The fair value of those futures contracts was a $0.5 million net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At July 1, 2023, this amount was approximately $0.4 million of deferred net losses, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At July 1, 2023, the Company held $0.5 million open futures contracts to sell copper over the next 11 months related to copper inventory.  The fair value of those futures contracts was a $3 thousand net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	July 1, 2023	December 31, 2022	Balance Sheet Location	July 1, 2023	December 31, 2022

Commodity contracts - gains	Other current assets	$74	$3,746	Other current liabilities	$305	$—
Commodity contracts - losses	Other current assets	(9)	(1,483)	Other current liabilities	(814)	—

Total derivatives (1)		$65	$2,263		$(509)	$—
(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended		For the Six Months Ended
(In thousands)	Location	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022

Undesignated derivatives:
Gain (loss) on commodity contracts (nonqualifying)	Cost of goods sold	427	12,457	(2,057)	15,882

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended July 1, 2023
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(1,961)	Cost of goods sold	$(742)
Other	24	Other	—

Total	$(1,937)	Total	$(742)

Amounts recognized in and reclassified from AOCI (continued):

	For the Quarter Ended June 25, 2022
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(11,107)	Cost of goods sold	$(792)
Other	13	Other	—

Total	$(11,094)	Total	$(792)

	For the Six Months Ended July 1, 2023
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$1,008	Cost of goods sold	$(2,731)
Other	(2)	Other	—

Total	$1,006	Total	$(2,731)

	For the Six Months Ended June 25, 2022
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(7,326)	Cost of goods sold	$(2,514)
Other	45	Other	—

Total	$(7,281)	Total	$(2,514)

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At July 1, 2023 and December 31, 2022, the Company had recorded restricted cash in other current assets of $1.9 million and $4.0 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Long-Term Debt

The fair value of long-term debt at July 1, 2023 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

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

(In thousands)	July 1, 2023	December 31, 2022

Current assets	$230,018	$248,808
Noncurrent assets	94,763	77,395
Current liabilities	182,462	190,746
Noncurrent liabilities	51,391	43,003

	For the Quarter Ended		For the Six Months Ended
(In thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022

Net sales	$111,741	$126,337	$225,159	$252,304
Gross profit	22,822	26,257	42,638	45,032
Net (loss) income	(1,244)	7,375	(5,961)	6,169

The Company’s income from unconsolidated affiliates, net of foreign tax, for the quarter ended July 1, 2023 included net losses of $0.6 million for Tecumseh. The Company’s loss from unconsolidated affiliates, net of foreign tax, for the six months ended July 1, 2023 included net losses of $3.0 million for Tecumseh.

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

The Company’s income from unconsolidated affiliates, net of foreign tax, for the quarter ended July 1, 2023 included net income of $1.3 million for the retail distribution business. The Company’s loss from unconsolidated affiliates, net of foreign tax, for the six months ended July 1, 2023 included net income of $2.7 million for the retail distribution business.

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

Note 8 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022

Pension benefits:
Interest cost	$595	$393	$1,189	$787
Expected return on plan assets	(842)	(967)	(1,683)	(1,934)
Amortization of net loss	—	243	—	487

Net periodic benefit income	$(247)	$(331)	$(494)	$(660)

Other benefits:
Service cost	$50	$72	$101	$144
Interest cost	128	103	256	206
Amortization of prior service cost (credit)	—	(79)	(1)	(197)
Amortization of net gain	(99)	(60)	(196)	(118)
Curtailment gain	—	$(1,756)	—	$(1,756)

Net periodic benefit cost (income)	$79	$(1,720)	$160	$(1,721)

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). Subsequent thereto, the Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs then estimated it would cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs.  As of July 1, 2023, the Company has made payments of approximately $7.6 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs. In March 2022, Lead Refinery entered into an administrative settlement agreement and order on consent with the EPA, along with the four other PRPs, which involves payment of certain past and future costs relating to operable unit 1, in exchange for certain releases and contribution protection for the Company, Lead Refinery, and their respective affiliates relating to that operable unit. The settlement became effective in September 2022. The Company reserved $3.3 million for this settlement at the end of 2021. In March 2018, a group of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in civil tort action relating to the site. The Company, Arava, and MRRC have been voluntarily dismissed from that litigation without prejudice. Lead Refinery’s motion to dismiss the matter was granted without prejudice, but it has answered plaintiffs’ amended complaint.  At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1), including, but not limited to, EPA oversight costs for which the EPA may attempt to seek reimbursement from the Company, and past costs for which other PRPs may attempt to seek contribution from the Company.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at July 1, 2023 were $28.9 million.

Note 10 – Income Taxes

The Company’s effective tax rate for the second quarter of 2023 was 26 percent compared with 25 percent for the same period last year.  The primary items impacting the effective tax rate for the second quarter of 2023 were increases related to the provision for state income taxes, net of the federal benefit, of $7.1 million and the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $2.6 million.

The items impacting the effective tax rate for the second quarter of 2022 were increases related to the provision for state income taxes, net of the federal benefit, of $9.8 million and the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $1.7 million.

The Company’s effective tax rate for the first half of 2023 was 26 percent compared with 25 percent for the same period last year. The items impacting the effective tax rate for the first half of 2023 were primarily attributable to the provision for state income taxes, net of the federal benefit, of $15.0 million and the effect of foreign tax rates higher than statutory tax rates and other foreign items of $4.6 million.

The items impacting the effective tax rate for the first half of 2022 were primarily related to the provision for state income taxes, net of the federal benefit, of $16.9 million and the effect of foreign tax rates higher than statutory tax rates of $3.4 million.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Six Months Ended July 1, 2023
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 31, 2022	$(69,238)	$1,486	$1,222	$2,355	$(64,175)

Other comprehensive income before reclassifications	18,012	1,006	148	1,638	20,804
Amounts reclassified from AOCI	—	(2,731)	(147)	—	(2,878)

Net current-period other comprehensive income (loss)	18,012	(1,725)	1	1,638	17,926

Balance as of July 1, 2023	$(51,226)	$(239)	$1,223	$3,993	$(46,249)

	For the Six Months Ended June 25, 2022
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 25, 2021	$(42,303)	$803	$(11,500)	$(347)	$(53,347)

Other comprehensive (loss) income before reclassifications	(14,318)	(7,281)	(31)	4,409	(17,221)
Amounts reclassified from AOCI	—	(2,514)	152	—	(2,362)

Net current-period other comprehensive (loss) income	(14,318)	(9,795)	121	4,409	(19,583)

Balance as of June 25, 2022	$(56,621)	$(8,992)	$(11,379)	$4,062	$(72,930)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended		For the Six Months Ended
(In thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022	Affected line item

Unrealized gains on derivative commodity contracts	$(960)	$(1,021)	$(3,511)	$(3,245)	Cost of goods sold
	218	229	780	731	Income tax expense

	$(742)	$(792)	$(2,731)	$(2,514)	Net of tax and noncontrolling interests

Amortization of net loss and prior service cost on employee benefit plans	$(99)	$104	$(197)	$172	Other income, net
	25	(15)	50	(20)	Income tax expense (benefit)

	$(74)	$89	$(147)	$152	Net of tax and noncontrolling interests

Note 12 – Insurance Claims

In August 2022, a portion of the Company’s Bluffs, Illinois manufacturing operation was damaged by fire. Certain inventories, production equipment, and building structures were extensively damaged. During the second quarter of 2023, the Company settled the claim with its insurer for total proceeds of $29.5 million, net of the deductible of $250 thousand. As a result of the settlement with the insurer, all proceeds received and all costs previously deferred (which were recorded as other current liabilities in prior periods) were recognized, resulting in a pre-tax gain of $19.5 million in the second quarter of 2023, or 26 cents per diluted share after tax. The Company received proceeds of $24.5 million and $5.0 million in 2023 and 2022, respectively.

In March 2023, a portion of the Company’s Covington, Tennessee manufacturing operation was damaged by a tornado. The extent of the damage to inventories, production equipment, and building structures is currently being assessed. The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance subject to customary deductibles. Any gain resulting from insurance proceeds for property damage in excess of the net book value of the related property will be recognized in income upon settlement of the claim. In addition, the Company has deferred recognition of direct, identifiable costs associated with this matter. These costs will also be recognized upon settlement of the insurance claim. As of July 1, 2023, the Company has received advances totaling $10.0 million from the insurance company for this claim. These advances, net of the book value of damaged inventories, equipment, and buildings and direct cleanup and other out of pocket costs totaled $3.6 million, classified as other current liabilities on the Condensed Consolidated Balance Sheet at July 1, 2023.

Note 13 - Disposition

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

Effective July 3, 2023, the Company transferred 100 percent of the outstanding shares of Heatlink Group, Inc. and Heatlink Group USA, LLC for an additional 11 percent equity interest in the limited liability company. During the third quarter, the Company will measure the gain or loss on the disposition by measuring the fair value of the consideration received (the 11 percent equity interest) against the carrying value of Heatlink Group, in accordance with Accounting Standards Codification 810-10, Consolidation. Any resulting gain or loss is expected to be immaterial to the Company’s Condensed Consolidated Financial Statements.

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

According to the U.S. Census Bureau, the June 2023 seasonally adjusted annual rate of new housing starts was 1.43 million, compared to the June 2022 rate of 1.56 million. The average 30-year fixed mortgage rate was 6.44 percent for the first half of 2023 and 5.34 percent for the twelve months ended December 2022. The private non-residential construction sector includes offices, industrial, health care, and retail projects. According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $655.8 billion in May 2023 compared to the May 2022 rate of $544.1 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first half of 2023 and 2022:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	July 1, 2023	June 25, 2022	2023 vs. 2022	July 1, 2023	June 25, 2022	2023 vs. 2022

Net sales	$896,984	$1,150,042	(22.0)%	$1,868,176	$2,160,044	(13.5)%
Operating income	210,700	268,870	(21.6)	439,806	481,571	(8.7)
Net income	177,711	206,552	(14.0)	350,950	364,868	(3.8)

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	(4.6)%	(2.8)%
Unit sales volume in core product lines	(11.8)	(8.1)
Other	(5.6)	(2.6)

	(22.0)%	(13.5)%

The decrease in net sales during the second quarter of 2023 was primarily due to (i) lower unit sales volume of $135.8 million in our core product lines, primarily copper tube, line sets, and brass rod, (ii) a decrease in sales of $64.9 million in our non-core product lines, and (iii) lower net selling prices of $52.4 million in our core product lines.

The decrease in net sales during the first half of 2023 was primarily due to (i) lower unit sales volume of $174.6 million in our core product lines, (ii) lower net selling prices of $61.0 million in our core product lines, and (iii) a decrease in sales of $56.2 million in our non-core product lines.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2023 and 2022:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022

Cost of goods sold	$639,272	$820,914	$1,318,070	$1,565,425
Depreciation and amortization	10,416	11,302	21,073	22,143
Selling, general, and administrative expense	56,062	48,956	108,693	96,412
Gain on sale of assets	—	—	—	(5,507)
Gain on insurance settlement	(19,466)	—	(19,466)	—

Operating expenses	$686,284	$881,172	$1,428,370	$1,678,473

	For the Quarter Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022

Cost of goods sold	71.3%	71.4%	70.6%	72.5%
Depreciation and amortization	1.2	1.0	1.1	1.0
Selling, general, and administrative expense	6.3	4.2	5.9	4.6
Gain on sale of assets	—	—	—	(0.3)
Gain on insurance settlement	(2.2)	—	(1.0)	—

Operating expenses	76.5%	76.6%	76.6%	77.8%

Q2 2023 compared to Q2 2022

Cost of goods sold decreased in the second quarter of 2023 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 28.7 percent compared with 28.6 percent in the prior year quarter. Depreciation and amortization decreased in the second quarter of 2023 primarily as a result of several long-lived assets becoming fully depreciated. Selling, general, and administrative expense increased in the second quarter of 2023 primarily as a result of (i) higher foreign currency transaction losses of $2.6 million, (ii) higher employment costs, including stock-based compensation, of $1.3 million, (iii) gains on the disposal of assets of $1.3 million recorded in the prior year quarter, (iv) higher legal and professional fees of $0.9 million, (v) higher marketing and advertising costs of $0.5 million, and (vi) higher lease and rent expense of $0.4 million. In addition, during the second quarter of 2023, we settled the insurance claim related to the August 2022 fire at our Bluffs, Illinois manufacturing operation and recognized a $19.5 million gain.

Interest expense was consistent with the second quarter of 2022. Interest income was higher during the second quarter of 2023 primarily as a result of the purchase of short-term investments in the fourth quarter of 2022 and higher rates on deposits. During the second quarter of 2023, we recognized an unrealized gain on short-term investments of $20.8 million. Other income, net, decreased during the second quarter of 2023 primarily as a result of a settlement charge related to one of our foreign benefit plans recognized during the second quarter of 2023.

Our effective tax rate for the second quarter of 2023 was 26 percent compared with 25 percent for the same period last year.  The items impacting the effective tax rate were (i) increases related to the provision for state income taxes, net of the federal benefit, of $7.1 million and (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign items of $2.6 million.

For the second quarter of 2022, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to (i) the provision for state income taxes, net of the federal benefit, of $9.8 million and (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign items of $1.7 million.

During the second quarter of 2023 and 2022, we recognized income of $0.7 million and $4.9 million, respectively, on our investments in unconsolidated affiliates.

YTD 2023 compared to YTD 2022

Cost of goods sold decreased in the first half of 2023 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 29.4 percent compared with 27.5 percent in the prior year. The combination of strong demand for our products, inflationary pressures, and industry wide supply constraints contributed to an environment of improved margins for the majority of our businesses. Depreciation and amortization decreased in the first half of 2023 primarily as a result of several long-lived assets becoming fully depreciated. Selling, general, and administrative expense increased in the first half of 2023 primarily as a result of (i) higher employment costs, including stock-based compensation, of $4.9 million, (ii) higher foreign currency transaction losses of $3.4 million, (iii) gains on the disposal of assets of $1.3 million recorded in the prior year, (iv) higher marketing and advertising costs of $1.2 million, (v) higher legal and professional fees of $0.9 million, and (vi) higher repairs and maintenance costs of $0.8 million. In addition, during the first half of 2023, we settled the insurance claim related to the August 2022 fire at our Bluffs, Illinois manufacturing operation and recognized a $19.5 million gain. During the first half of 2022 we recognized a gain of $5.5 million on the sale of a building.

Interest expense was consistent with the first half of 2022. Interest income was higher during the first half of 2023 primarily as a result of the purchase of short-term investments in the fourth quarter of 2022 and higher rates on deposits. During the first half of 2023, we recognized an unrealized gain on short-term investments of $20.8 million. Other income, net, was consistent with the first half of 2022.

Our effective tax rate for the first half of 2023 was 26 percent compared with 25 percent for the same period last year.  The items impacting the effective tax rate are primarily related to (i) the provision for state income taxes, net of the federal benefit, of $15.0 million and (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign items of $4.6 million.

For the first half of 2022, the items impacting the effective tax rate were primarily related to (i) the provision for state income taxes, net of the federal benefit, of $16.9 million and (ii) the effect of foreign tax rates higher than statutory tax rates of $3.4 million.

During the first half of 2023 and 2022, we recognized losses of $0.3 million and income of $5.0 million, respectively, on our investments in unconsolidated affiliates.

Piping Systems Segment

The following table compares summary operating results for the first half of 2023 and 2022 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	July 1, 2023	June 25, 2022	2023 vs. 2022	July 1, 2023	June 25, 2022	2023 vs. 2022

Net sales	$638,005	$824,807	(22.6)%	$1,300,484	$1,528,237	(14.9)%
Operating income	151,142	211,579	(28.6)	314,996	372,067	(15.3)

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	(4.8)%	(2.8)%
Unit sales volume in core product lines	(14.8)	(10.4)
Other	(3.0)	(1.7)

	(22.6)%	(14.9)%

The decrease in net sales during the second quarter of 2023 was primarily attributable to (i) lower unit sales volume of $120.0 million in the segment’s core product lines, primarily copper tube and line sets, (ii) lower net selling prices in the segment’s core product lines of $38.9 million, and (iii) a decrease in sales of $21.7 million in the segment’s non-core product lines.

Net sales during the first half of 2023 decreased primarily as a result of (i) lower unit sales volume of $156.9 million in the segment’s core product lines, (ii) lower net selling prices in the segment’s core product lines of $42.5 million, and (iii) a decrease in sales of $26.0 million in the segment’s non-core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2023 and 2022:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022

Cost of goods sold	$452,866	$585,090	$920,476	$1,099,277
Depreciation and amortization	5,252	5,930	10,810	11,330
Selling, general, and administrative expense	28,745	22,208	54,202	45,563

Operating expenses	$486,863	$613,228	$985,488	$1,156,170

	For the Quarter Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022

Cost of goods sold	71.0%	70.9%	70.8%	71.9%
Depreciation and amortization	0.8	0.7	0.8	0.7
Selling, general, and administrative expense	4.5	2.6	4.2	3.0

Operating expenses	76.3%	74.2%	75.8%	75.6%

The decrease in cost of goods sold during the second quarter of 2023 was primarily due to the decrease in sales volume.  Gross margin as a percentage of sales was 29.0 percent compared with 29.1 percent in the prior year quarter. Depreciation and amortization decreased slightly in the second quarter of 2023 primarily as a result of long-lived assets becoming fully depreciated. Selling, general, and administrative expense increased for the second quarter of 2023 primarily as a result of (i) higher foreign currency transaction losses of $2.5 million, (ii) higher employment costs, including incentive compensation and healthcare, of $1.4 million, (iii) higher marketing and advertising costs of $0.7 million, (iv) higher legal and professional fees of $0.3 million, and (v) higher leases and rent of $0.3 million.

The decrease in cost of goods sold during the first half of 2023 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 29.2 percent compared with 28.1 percent in the prior year. Depreciation and amortization decreased slightly in the first half of 2023 primarily as a result of depreciation and amortization of the long-lived assets becoming fully depreciated. Selling, general, and administrative expense increased for the first half of 2023 primarily as a result of (i) higher foreign currency transaction losses of $3.0 million, (ii) higher employment costs, including incentive compensation and healthcare, of $1.9 million, (iii) higher marketing and advertising costs of $1.2 million, (iv) higher product liability expense of $0.7 million, (v) higher legal and professional fees of $0.6 million, and (vi) higher lease and rent expense of $0.4 million.

Industrial Metals Segment

The following table compares summary operating results for the first half of 2023 and 2022 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	July 1, 2023	June 25, 2022	2023 vs. 2022	July 1, 2023	June 25, 2022	2023 vs. 2022

Net sales	$146,266	$179,175	(18.4)%	$311,500	$353,487	(11.9)%
Operating income	17,971	24,168	(25.6)	45,186	47,427	(4.7)

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	(7.7)%	(5.4)%
Unit sales volume in core product lines	(9.0)	(5.2)
Other	(1.7)	(1.3)

	(18.4)%	(11.9)%

The decrease in net sales during the second quarter of 2023 was primarily due to (i) lower unit sales volume of $15.8 million in the segment’s core product lines, primarily brass rod, and (ii) lower net selling prices of $13.5 million in the segment’s core product lines.

The decrease in net sales during the first half of 2023 was primarily due to (i) lower net selling prices of $18.6 million in the segment’s core product lines and (ii) lower unit sales volume of $17.8 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2023 and 2022:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022

Cost of goods sold	$123,097	$150,940	$256,267	$296,650
Depreciation and amortization	1,804	1,846	3,576	3,790
Selling, general, and administrative expense	3,394	2,221	6,471	5,620

Operating expenses	$128,295	$155,007	$266,314	$306,060

	For the Quarter Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022

Cost of goods sold	84.2%	84.2%	82.3%	83.9%
Depreciation and amortization	1.2	1.0	1.1	1.1
Selling, general, and administrative expense	2.3	1.3	2.1	1.6

Operating expenses	87.7%	86.5%	85.5%	86.6%

The decrease in cost of goods sold during the second quarter of 2023 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 15.8 percent, unchanged from the prior year quarter. Depreciation and amortization was consistent with the second quarter of 2022. Selling, general, and administrative expense increased for the second quarter of 2023 primarily as a result of gains on the disposal of assets of $1.3 million recorded in the prior year quarter.

The decrease in cost of goods sold during the first half of 2023 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 17.7 percent compared with 16.1 percent in the prior year. Depreciation and amortization decreased slightly as a result of several long-lived assets becoming fully depreciated. Selling, general, and administrative expense increased during the first half of 2023 primarily as a result of gains on the disposal of assets of $1.3 million recorded in the prior year.

Climate Segment

The following table compares summary operating results for the first half of 2023 and 2022 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	July 1, 2023	June 25, 2022	2023 vs. 2022	July 1, 2023	June 25, 2022	2023 vs. 2022

Net sales	$123,954	$164,484	(24.6)%	$276,908	$305,106	(9.2)%
Operating income	57,067	50,747	12.5	111,055	87,447	27.0

Sales for the second quarter and first half of 2023 decreased primarily as a result of declining demand and a decrease in volume and price in certain product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2023 and 2022:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022

Cost of goods sold	$77,064	$103,110	$165,876	$197,067
Depreciation and amortization	2,202	2,348	4,355	4,700
Selling, general and administrative expense	7,087	8,279	15,088	15,892
Gain on insurance settlement	(19,466)	—	(19,466)	—

Operating expenses	$66,887	$113,737	$165,853	$217,659

	For the Quarter Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022

Cost of goods sold	62.2%	62.7%	59.9%	64.6%
Depreciation and amortization	1.8	1.4	1.6	1.5
Selling, general and administrative expense	5.7	5.0	5.4	5.2
Gain on insurance settlement	(15.7)	—	(7.0)	—

Operating expenses	54.0%	69.1%	59.9%	71.3%

Gross margin as a percentage of sales was 37.8 percent compared with 37.3 percent in the prior year quarter. Depreciation and amortization was consistent with the second quarter of 2022. Selling, general, and administrative expense decreased for the second quarter of 2023 primarily due to lower agent commissions of $1.2 million. In addition, during the second quarter of 2023, we settled the insurance claim related to the August 2022 fire at our Bluffs, Illinois manufacturing operation and recognized a $19.5 million gain.

Cost of goods sold decreased during the first half of 2023 primarily due to factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 40.1 percent compared with 35.4 percent in the prior year. Depreciation and amortization was consistent with the first half of 2022. Selling, general, and administrative expense decreased slightly for the first half of 2023 primarily as a result of lower agent commissions of $1.4 million. In addition, during the first half of 2023, we settled the insurance claim related to the August 2022 fire at our Bluffs, Illinois manufacturing operation and recognized a $19.5 million gain.

Liquidity and Capital Resources

The following table presents selected financial information for the first half of 2023 and 2022:

(In thousands)	2023	2022

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$308,085	$126,939
Short-term investments	(90,812)	—
Property, plant, and equipment, net	6,978	2,577
Total debt	(92)	368
Working capital, net of cash and current debt	10,390	166,145

Net cash provided by operating activities	250,830	204,534
Net cash provided by (used in) investing activities	107,996	(14,078)
Net cash used in financing activities	(55,566)	(61,283)

Cash Flows from Operating Activities

During the six months ended July 1, 2023, net cash provided by operating activities was primarily attributable to consolidated net income of $354.6 million. There were also increases due to non-cash adjustments primarily consisting of (i) depreciation and amortization of $21.3 million and (ii) stock-based compensation expense of $12.5 million, as well as (iii) non-capital related insurance proceeds of $9.9 million for the August 2022 fire in Bluffs, Illinois. These increases were largely offset by (i) an increase in accounts receivable of $77.7 million, (ii) the unrealized gain on short-term investments of $20.8 million, (iii) the gain related to the settlement of the insurance claim for the August 2022 fire in Bluffs, Illinois of $19.5 million, (iv) a decrease in current liabilities of $14.5 million, (v) an increase in inventories of $12.1 million, and (vi) an increase in other assets of $5.6 million.

During the six months ended June 25, 2022, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $366.8 million, (ii) an increase in current liabilities of $28.9 million, (iii) depreciation and amortization of $22.3 million, and (iv) stock-based compensation expense of $5.2 million. These increases were largely offset by (i) an increase in accounts receivable of $146.4 million, (ii) an increase in inventories of $49.4 million, (iii) a gain of $6.8 million recognized on the sale of a building, (iv) an increase in other assets of $6.1 million, and (v) equity in earnings of unconsolidated affiliates of $5.0 million.

Cash Flows from Investing Activities

The major components of net cash provided by investing activities during the six months ended July 1, 2023 included (i) proceeds from the maturity of short-term investments of $217.9 million and (ii) insurance proceeds of $24.6 million for property and equipment related to the fire at our Bluffs, Illinois and the tornado at our Covington, Tennessee manufacturing operations. These sources were partially offset by (i) the purchase of short-term investments of $106.2 million and (ii) capital expenditures of $29.2 million.

The major component of net cash used in investing activities during the six months ended June 25, 2022 included capital expenditures of $23.2 million. This use was partially offset by proceeds from the sale of properties of $7.6 million.

Cash Flows from Financing Activities

For the six months ended July 1, 2023, net cash used in financing activities consisted primarily of (i) $33.4 million used for the payment of regular quarterly dividends to stockholders of the Company, (ii) $19.3 million used to repurchase common stock, and (ii) $2.6 million net cash used to settle stock-based awards.

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

As of July 1, 2023, we had $898.4 million of cash and short-term investments on hand and $371.1 million available to be drawn under the Credit Agreement. Our current ratio was 5.4 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $0.4 million during the first half of 2023.  We expect to spend approximately $4.7 million over the next twelve months for ongoing environmental remediation activities.

The Company declared a quarterly cash dividend of 30.0 cents per common share during the first and second quarters of 2023 and 25.0 cents per common share during the first and second quarters of 2022, respectively.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of July 1, 2023, the Company’s total debt was $1.9 million or 0.1 percent of its total capitalization.

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures March 31, 2026.  There were no borrowings outstanding under the Credit Agreement as of July 1, 2023. The Credit Agreement backed approximately $28.9 million in letters of credit at the end of the second quarter of 2023.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of July 1, 2023, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until July 2023, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through July 1, 2023, the Company has repurchased approximately 7.5 million shares under this authorization.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At July 1, 2023, we held open futures contracts to purchase approximately $24.7 million of copper over the next nine months related to fixed-price sales orders and to sell approximately $0.5 million of copper over the next 11 months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of July 1, 2023, we held no open futures contracts to purchase natural gas.

Interest Rates

At July 1, 2023, we had no variable-rate debt outstanding.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on the Secured Overnight Financing Rate (SOFR).

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At July 1, 2023, we had open forward contracts with a financial institution to sell approximately 4.3 million euros, 32.6 million Swedish kronor, and 8.5 million Norwegian kroner through October 2023.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of July 1, 2023.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of July 1, 2023 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending July 1, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2023, the authorization to repurchase up to 20 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through July 1, 2023, the Company had repurchased approximately 7.5 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended July 1, 2023.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

April 2 - April 29, 2023	1,641	$63.80	—	12,759,795
April 30 - May 27, 2023	269,263	$74.95	257,891	12,501,904
May 28 - July 1, 2023	185	$83.57	—	12,501,904
Total	271,089		257,891
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

Item 5.  Other Information

On May 8, 2023, Steffen Sigloch, Chief Manufacturing Officer, entered into a 10b5-1 sales plan (the Sales Plan) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Sales Plan provides for the sale of up to an aggregate of 83,703 shares of the Company’s common stock beneficially owned by Mr. Sigloch during the term of the Sales Plan and will be in effect until the earlier of (1) February 7, 2025 and (2) the date on which an aggregate of 83,703 shares of the Company’s common stock have been sold under the Sales Plan.

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
July 26, 2023	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
July 26, 2023	Anthony J. Steinriede
Date	Vice President – Corporate Controller