Form 10-Q
period 2023-09-30
MUELLER INDUSTRIES INC
filed 2023-10-25
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report ended September 30, 2023
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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of October 22, 2023 was 113,529,410.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2023

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands, except per share data)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022

Net sales	$819,792	$944,830	$2,687,968	$3,104,874

Cost of goods sold	579,058	678,637	1,897,128	2,244,062
Depreciation and amortization	9,631	10,850	30,704	32,993
Selling, general, and administrative expense	48,295	50,178	156,988	146,590
Gain on sale of assets	—	—	—	(5,507)
Gain on sale of business	(4,137)	—	(4,137)	—
Asset impairments	5,934	—	5,934	—
Gain on insurance settlement	—	—	(19,466)	—

Operating income	181,011	205,165	620,817	686,736

Interest expense	(230)	(361)	(508)	(666)
Interest income	10,599	1,356	24,566	1,619
Unrealized (loss) gain on short-term investments	(2,371)	—	18,449	—
Other (expense) income, net	(44)	(326)	4,033	2,394

Income before income taxes	188,965	205,834	667,357	690,083

Income tax expense	(50,843)	(51,035)	(174,322)	(173,524)
(Loss) income from unconsolidated affiliates, net of foreign tax	(2,413)	1,014	(2,682)	6,026

Consolidated net income	135,709	155,813	490,353	522,585
Net income attributable to noncontrolling interests	(3,000)	(1,271)	(6,694)	(3,175)

Net income attributable to Mueller Industries, Inc.	$132,709	$154,542	$483,659	$519,410

Weighted average shares for basic earnings per share (1)	111,416	111,178	111,374	111,650
Effect of dilutive stock-based awards (1)	2,452	1,670	2,182	1,592

Adjusted weighted average shares for diluted earnings per share (1)	113,868	112,848	113,556	113,242

Basic earnings per share (1)	$1.19	$1.39	$4.34	$4.65

Diluted earnings per share (1)	$1.17	$1.37	$4.26	$4.59

Dividends per share (1)	$0.150	$0.125	$0.450	$0.375

See accompanying notes to condensed consolidated financial statements.

(1) Adjusted retroactively to reflect the two-for-one stock split that occurred on October 20, 2023. Refer to Note 2 - Earnings per Common Share for additional information.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022

Consolidated net income	$135,709	$155,813	$490,353	$522,585

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(9,078)	(28,179)	8,898	(44,086)
Net change with respect to derivative instruments and hedging activities, net of tax of $(93), $352, $410, and $3,198	324	(1,179)	(1,401)	(10,974)
Net change in pension and postretirement obligation adjustments, net of tax of $(15), $(573), $(3), and $(676)	—	1,608	1	1,729
Attributable to unconsolidated affiliates, net of tax of $(64), $56, $(540), and $(1,224)	222	(191)	1,860	4,218

Total other comprehensive (loss) income, net	(8,532)	(27,941)	9,358	(49,113)

Consolidated comprehensive income	127,177	127,872	499,711	473,472
Comprehensive (income) loss attributable to noncontrolling interests	(3,280)	148	(6,938)	(167)

Comprehensive income attributable to Mueller Industries, Inc.	$123,897	$128,020	$492,773	$473,305

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	September 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$979,790	$461,018
Short-term investments	124,680	217,863
Accounts receivable, less allowance for doubtful accounts of $2,918 in 2023 and $2,687 in 2022	409,187	380,352
Inventories	391,740	448,919
Other current assets	31,373	26,501

Total current assets	1,936,770	1,534,653

Property, plant, and equipment, net	376,678	379,950
Operating lease right-of-use assets	33,898	22,892
Goodwill, net	150,921	157,588
Intangible assets, net	46,798	54,785
Investments in unconsolidated affiliates	97,025	72,364
Other assets	21,651	20,167

Total assets	$2,663,741	$2,242,399

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	September 30, 2023	December 31, 2022
Liabilities
Current liabilities:
Current portion of debt	$556	$811
Accounts payable	141,930	128,000
Accrued wages and other employee costs	49,065	61,915
Current portion of operating lease liabilities	7,431	4,942
Other current liabilities	123,523	152,627

Total current liabilities	322,505	348,295

Long-term debt, less current portion	1,301	1,218
Pension liabilities	3,797	4,078
Postretirement benefits other than pensions	9,131	8,977
Environmental reserves	15,420	16,380
Deferred income taxes	18,502	16,258
Noncurrent operating lease liabilities	25,793	16,880
Other noncurrent liabilities	16,063	16,349

Total liabilities	412,512	428,435

Equity
Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 250,000,000 in 2023 and 100,000,000 in 2022; issued 160,366,008; outstanding 113,528,010 in 2023 and 114,003,234 in 2022 (1)	802	802
Additional paid-in capital	313,647	297,270
Retained earnings	2,492,157	2,059,796
Accumulated other comprehensive loss	(55,061)	(64,175)
Treasury common stock, at cost	(530,304)	(502,779)

Total Mueller Industries, Inc. stockholders' equity	2,221,241	1,790,914
Noncontrolling interests	29,988	23,050

Total equity	2,251,229	1,813,964

Commitments and contingencies	—	—

Total liabilities and equity	$2,663,741	$2,242,399
See accompanying notes to condensed consolidated financial statements.

(1) Adjusted retroactively to reflect the two-for-one stock split that occurred on October 20, 2023. Refer to Note 2 - Earnings per Common Share for additional information.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
(In thousands)	September 30, 2023	September 24, 2022

Cash flows from operating activities
Consolidated net income	$490,353	$522,585
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	31,053	33,261
Stock-based compensation expense	17,268	12,254
Provision for doubtful accounts receivable	(63)	327
Loss (income) from unconsolidated affiliates	2,682	(6,026)
Insurance proceeds - noncapital related	9,854	1,646
Gain on disposals of properties	(106)	(7,107)
Gain on sale of business	(4,137)	—
Unrealized gain on short-term investments	(18,449)	—
Impairment charges	5,934	—
Gain on insurance settlement	(19,466)	—
Deferred income tax expense	3,803	226
Changes in assets and liabilities, net of effects of business sold:
Receivables	(36,855)	15,741
Inventories	53,372	(33,768)
Other assets	(12,897)	(8,574)
Current liabilities	(25,503)	(5,331)
Other liabilities	(1,828)	(7,399)
Other, net	3,475	(923)

Net cash provided by operating activities	498,490	516,912

Cash flows from investing activities
Capital expenditures	(39,469)	(29,555)
Investments in unconsolidated affiliates	(3,999)	—
Insurance proceeds - capital related	24,646	3,354
Purchase of short-term investments	(106,231)	—
Proceeds from the maturity of short-term investments	217,863	—
Proceeds from sales of assets	214	7,841
Dividends from unconsolidated affiliates	1,093	2,091

Net cash provided by (used in) investing activities	94,117	(16,269)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
(In thousands)	September 30, 2023	September 24, 2022

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	(50,133)	(41,876)
Repurchase of common stock	(19,303)	(38,054)
Repayments of debt	(185)	(148)
(Repayment) issuance of debt by consolidated joint ventures, net	(265)	406
Net cash used to settle stock-based awards	(9,113)	(1,619)

Net cash used in financing activities	(78,999)	(81,291)

Effect of exchange rate changes on cash	2,312	(10,310)

Increase in cash, cash equivalents, and restricted cash	515,920	409,042
Cash, cash equivalents, and restricted cash at the beginning of the period	465,296	90,376

Cash, cash equivalents, and restricted cash at the end of the period	$981,216	$499,418

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022

Common stock:
Balance at beginning of period	$802	$802	$802	$802

Balance at end of period	$802	$802	$802	$802

Additional paid-in capital:
Balance at beginning of period	$309,705	$291,228	$297,270	$286,208
Acquisition of shares under incentive stock option plans	254	560	688	853
Stock-based compensation expense	4,809	7,083	17,268	12,254
Issuance of restricted stock	(1,121)	(4,469)	(1,579)	(4,913)

Balance at end of period	$313,647	$294,402	$313,647	$294,402

Retained earnings:
Balance at beginning of period	$2,376,618	$1,794,811	$2,059,796	$1,458,489
Net income attributable to Mueller Industries, Inc.	132,709	154,542	483,659	519,410
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(17,170)	(14,216)	(51,298)	(42,762)

Balance at end of period	$2,492,157	$1,935,137	$2,492,157	$1,935,137

Accumulated other comprehensive loss:
Balance at beginning of period	$(46,249)	$(72,930)	$(64,175)	$(53,347)
Total other comprehensive (loss) income attributable to Mueller Industries, Inc.	(8,812)	(26,522)	9,114	(46,105)

Balance at end of period	$(55,061)	$(99,452)	$(55,061)	$(99,452)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022

Treasury stock:
Balance at beginning of period	$(524,646)	$(503,448)	$(502,779)	$(470,034)
Acquisition of shares under incentive stock option plans	(6,779)	(2,083)	(9,801)	(2,472)
Repurchase of common stock	—	(4,585)	(19,303)	(38,054)
Issuance of restricted stock	1,121	4,469	1,579	4,913

Balance at end of period	$(530,304)	$(505,647)	$(530,304)	$(505,647)

Noncontrolling interests:
Balance at beginning of period	$26,708	$35,160	$23,050	$34,845
Purchase of Mueller Middle East	—	(5,605)	—	(5,605)
Net income attributable to noncontrolling interests	3,000	1,271	6,694	3,175
Foreign currency translation	280	(1,419)	244	(3,008)

Balance at end of period	$29,988	$29,407	$29,988	$29,407

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

On September 26, 2023, the Company’s shareholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the total number of authorized shares of Common Stock from 100,000,000 to 250,000,000. Subsequently, the Company’s Board of Directors announced a two-for-one stock split of its common stock effected in the form of a stock dividend of one share for each outstanding share. The record date for the stock split was October 6, 2023, and the additional shares were distributed on October 20, 2023. Shares authorized in prior periods are not adjusted. All other references to share and per share amounts presented in the Condensed Consolidated Financial Statements and this Quarterly Report on Form 10-Q have been adjusted retroactively to reflect the stock split.

Note 3 – Disposition

Heatlink Group

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

Effective July 3, 2023, the Company transferred 100 percent of the outstanding shares of Heatlink Group, Inc. and Heatlink Group USA, LLC for an additional 11 percent equity interest in the limited liability company. Heatlink Group produces a complete line of products for PEX plumbing and radiant systems in Canada and sells these products in Canada and the U.S. and was included in the Piping Systems segment. Heatlink Group reported net sales of $15.6 million and operating income of $1.7 million in the first nine months of 2023 compared to net sales of $29.6 million and operating income of $5.2 million for the first nine months of 2022. As a result of the transaction, the Company recognized a gain of $4.1 million in the third quarter of 2023 based on the excess of the fair value of the consideration received (the 11 percent equity interest) over the carrying value of Heatlink Group. The Company equally weighted an income and market comparable companies approach using an EBITDA multiple to determine the fair value of the consideration received of $26.0 million, which is recognized within the Investments in unconsolidated affiliates line of the Condensed Consolidated Balance Sheet. The excess of the fair value of the deconsolidated subsidiary over its carrying value resulted in the gain.

Note 4 – Segment Information

Each of the Company’s reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

Piping Systems

Piping Systems is composed of the following operating segments: Domestic Piping Systems Group, Great Lakes Copper, European Operations, Trading Group, Jungwoo-Mueller (the Company’s South Korean joint venture), and Mueller Middle East (the Company’s Bahraini joint venture).  The Domestic Piping Systems Group manufactures and distributes copper tube, fittings, and line sets.  These products are manufactured in the U.S., sold in the U.S., and exported to markets worldwide.  Outside the U.S., Great Lakes Copper manufactures copper tube and line sets in Canada and sells the products primarily in the U.S. and Canada. European Operations manufactures copper tube in the U.K. which is sold primarily in Europe.  The Trading Group manufactures pipe nipples and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products in the U.S. and Mexico.  Jungwoo-Mueller manufactures copper-based joining products that are sold worldwide.  Mueller Middle East manufactures copper tube and serves markets in the Middle East and Northern Africa. The Piping Systems segment’s products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, building product retailers, and air-conditioning original equipment manufacturers (OEMs).

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

Summarized segment information is as follows:

	For the Quarter Ended September 30, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$568,151	$141,012	$119,949	$(9,320)	$819,792

Cost of goods sold	394,736	119,108	76,133	(10,919)	579,058
Depreciation and amortization	5,025	1,835	1,618	1,153	9,631
Selling, general, and administrative expense	21,847	3,848	7,352	15,248	48,295
Gain on sale of business	—	—	—	(4,137)	(4,137)
Asset impairments	5,934	—	—	—	5,934

Operating income	140,609	16,221	34,846	(10,665)	181,011

Interest expense					(230)
Interest income					10,599
Unrealized loss on short-term investments					(2,371)
Other expense, net					(44)

Income before income taxes					$188,965

	For the Quarter Ended September 24, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$634,808	$144,880	$174,650	$(9,508)	$944,830

Cost of goods sold	440,216	128,152	114,850	(4,581)	678,637
Depreciation and amortization	5,516	1,846	2,289	1,199	10,850
Selling, general, and administrative expense	21,137	2,805	10,049	16,187	50,178

Operating income	167,939	12,077	47,462	(22,313)	205,165

Interest expense					(361)
Interest income					1,356
Other expense, net					(326)

Income before income taxes					$205,834

Segment information (continued):

	For the Nine Months Ended September 30, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,868,635	$452,512	$396,857	$(30,036)	$2,687,968

Cost of goods sold	1,315,212	375,375	242,009	(35,468)	1,897,128
Depreciation and amortization	15,835	5,411	5,973	3,485	30,704
Selling, general, and administrative expense	76,049	10,319	22,440	48,180	156,988
Gain on sale of business	—	—	—	(4,137)	(4,137)
Asset impairments	5,934	—	—	—	5,934
Gain on insurance settlement	—	—	(19,466)	—	(19,466)

Operating income	455,605	61,407	145,901	(42,096)	620,817

Interest expense					(508)
Interest income					24,566
Unrealized gain on short-term investments					18,449
Other income, net					4,033

Income before income taxes					$667,357

	For the Nine Months Ended September 24, 2022
( In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$2,163,045	$498,367	$479,756	$(36,294)	$3,104,874

Cost of goods sold	1,539,493	424,802	311,917	(32,150)	2,244,062
Depreciation and amortization	16,846	5,636	6,989	3,522	32,993
Selling, general, and administrative expense	66,700	8,425	25,941	45,524	146,590
Gain on sale of assets	—	—	—	(5,507)	(5,507)

Operating income	540,006	59,504	134,909	(47,683)	686,736

Interest expense					(666)
Interest income					1,619
Other income, net					2,394

Income before income taxes					$690,083

The following table presents total assets attributable to each segment:

(In thousands)	September 30, 2023	December 31, 2022

Segment assets:
Piping Systems	$1,083,888	$1,088,940
Industrial Metals	168,608	160,702
Climate	257,832	279,940
General Corporate	1,153,413	712,817

	$2,663,741	$2,242,399

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended September 30, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$457,164	$—	$—	$457,164
Brass rod and forgings	—	112,164	—	112,164
OEM components, tube & assemblies	—	18,823	29,293	48,116
Valves and plumbing specialties	110,987	—	—	110,987
Flex duct and other HVAC components	—	—	90,656	90,656
Other	—	10,025	—	10,025

	568,151	141,012	119,949	829,112

Intersegment sales				(9,320)

Net sales				$819,792

	For the Quarter Ended September 24, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$520,842	$—	$—	$520,842
Brass rod and forgings	—	114,956	—	114,956
OEM components, tube & assemblies	—	16,819	30,180	46,999
Valves and plumbing specialties	113,966	—	—	113,966
Flex duct and other HVAC components	—	—	144,470	144,470
Other	—	13,105	—	13,105

	634,808	144,880	174,650	954,338

Intersegment sales				(9,508)

Net sales				$944,830

Disaggregation of revenue from contracts with customers (continued):

	For the Nine Months Ended September 30, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,520,104	$—	$—	$1,520,104
Brass rod and forgings	—	356,067	—	356,067
OEM components, tube & assemblies	—	62,405	95,702	158,107
Valves and plumbing specialties	348,531	—	—	348,531
Flex duct and other HVAC components	—	—	301,155	301,155
Other	—	34,040	—	34,040

	1,868,635	452,512	396,857	2,718,004

Intersegment sales				(30,036)

Net sales				$2,687,968

	For the Nine Months Ended September 24, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	1,766,931	—	—	1,766,931
Brass rod and forgings	—	394,277	—	394,277
OEM components, tube & assemblies	—	57,169	91,798	148,967
Valves and plumbing specialties	396,114	—	—	396,114
Flex duct and other HVAC components	—	—	387,958	387,958
Other	—	46,921	—	46,921

	2,163,045	498,367	479,756	3,141,168

Intersegment sales				(36,294)

Net sales				$3,104,874

Note 5 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	September 30, 2023	December 31, 2022

Cash & cash equivalents	$979,790	$461,018
Restricted cash included within other current assets	1,324	4,176
Restricted cash included within other assets	102	102

Total cash, cash equivalents, and restricted cash	$981,216	$465,296

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 6 – Inventories

(In thousands)	September 30, 2023	December 31, 2022

Raw materials and supplies	$107,081	$133,189
Work-in-process	68,737	64,177
Finished goods	226,255	265,842
Valuation reserves	(10,333)	(14,289)

Inventories	$391,740	$448,919

Note 7 – Financial Instruments

Short-Term Investments

The fair value of short-term investments at September 30, 2023, consisting of marketable securities, approximates the carrying value on that date. These marketable securities are stated at fair value and classified as level 1 within the fair value hierarchy. This classification is defined as a fair value determined using observable inputs that reflect quoted prices in active markets for identical assets.

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

At September 30, 2023, the Company held open futures contracts to purchase approximately $18.2 million of copper over the next 10 months related to fixed price sales orders.  The fair value of those futures contracts was a $37 thousand net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At September 30, 2023, this amount was approximately $80 thousand of deferred net losses, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At September 30, 2023, the Company held $6.8 million open futures contracts to sell copper over the next eight months related to copper inventory.  The fair value of those futures contracts was a $97 thousand net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	September 30, 2023	December 31, 2022	Balance Sheet Location	September 30, 2023	December 31, 2022

Commodity contracts - gains	Other current assets	$186	$3,746	Other current liabilities	$45	$—
Commodity contracts - losses	Other current assets	(23)	(1,483)	Other current liabilities	(148)	—

Total derivatives (1)		$163	$2,263		$(103)	$—
(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended		For the Nine Months Ended
(In thousands)	Location	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022

Undesignated derivatives:
Gain (loss) on commodity contracts (nonqualifying)	Cost of goods sold	1,102	5,125	(955)	21,007

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended September 30, 2023
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$132	Cost of goods sold	$183
Other	9	Other	—

Total	$141	Total	$183

	For the Quarter Ended September 24, 2022
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(5,984)	Cost of goods sold	$4,767
Other	38	Other	—

Total	$(5,946)	Total	$4,767

	For the Nine Months Ended September 30, 2023
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$1,140	Cost of goods sold	$(2,548)
Other	7	Other	—

Total	$1,147	Total	$(2,548)

	For the Nine Months Ended September 24, 2022
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(13,310)	Cost of goods sold	$2,253
Other	83	Other	—

Total	$(13,227)	Total	$2,253

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At September 30, 2023 and December 31, 2022, the Company had recorded restricted cash in other current assets of $1.3 million and $4.0 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Long-Term Debt

The fair value of long-term debt at September 30, 2023 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

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

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarter and nine months ended September 30, 2023 included net losses of $4.9 million and $7.9 million, respectively, for Tecumseh.

The Company’s income from unconsolidated affiliates, net of foreign tax, for the quarter and nine months ended September 24, 2022 included net losses of $0.3 million and net income of $2.8 million, respectively, for Tecumseh.

Retail Distribution

The Company owns a 28 percent noncontrolling equity interest in a limited liability company in the retail distribution business. This investment is recorded using the equity method of accounting. The Company records its proportionate share of the investee’s net income or loss one month in arrears as income (loss) from unconsolidated affiliates in the Condensed Consolidated Statements of Income. The Company’s proportionate share of the investee’s other comprehensive income (loss), net of income taxes, is recorded in the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statement of Changes in Equity.

The Company’s loss from unconsolidated affiliates, net of foreign tax, for the quarter and nine months ended September 30, 2023 included net income of $2.5 million and $5.2 million, respectively, for the retail distribution business.

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

Note 9 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022

Pension benefits:
Interest cost	$594	$394	$1,783	$1,181
Expected return on plan assets	(841)	(967)	(2,524)	(2,901)
Amortization of net loss	—	244	—	731

Net periodic benefit income	$(247)	$(329)	$(741)	$(989)

Other benefits:
Service cost	$51	$72	$152	$216
Interest cost	128	104	384	310
Amortization of prior service credit	(1)	(1)	(2)	(198)
Amortization of net gain	(98)	(59)	(294)	(177)
Curtailment gain	—	$—	—	$(1,756)

Net periodic benefit cost (income)	$80	$116	$240	$(1,605)

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

Lanyon. With respect to the Lanyon Site, in 2016, the Company received a general notice letter from the United States Environmental Protection Agency (EPA) asserting that the Company is a PRP, which the Company has denied.  EPA issued an interim record of decision in 2017 and has been remediating properties at the site. Approximately 1,371 properties were to be remediated. In August 2023, EPA issued a five-year review indicating that the cleanup of approximately 300 remaining residential properties would be completed in 2026. A record of decision concerning the cleanup is scheduled for May 2025.

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). Subsequent thereto, the Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs then estimated it would cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs.  As of September 30, 2023, the Company has made payments of approximately $7.6 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs. In March 2022, Lead Refinery entered into an administrative settlement agreement and order on consent with the EPA, along with the four other PRPs, which involves payment of certain past and future costs relating to operable unit 1, in exchange for certain releases and contribution protection for the Company, Lead Refinery, and their respective affiliates relating to that operable unit. The settlement became effective in September 2022. The Company reserved $3.3 million for this settlement at the end of 2021. In March 2018, a group of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in civil tort action relating to the site. The Company, Arava, and MRRC have been voluntarily dismissed from that litigation without prejudice. Lead Refinery’s motion to dismiss the matter was granted without prejudice, but it subsequently answered plaintiffs’ amended complaint.  At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1), including, but not limited to, EPA oversight costs for which the EPA may attempt to seek reimbursement from the Company, and past costs for which other PRPs may attempt to seek contribution from the Company.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at September 30, 2023 were $28.7 million.

Note 11 – Income Taxes

The Company’s effective tax rate for the third quarter of 2023 was 27 percent compared with 25 percent for the same period last year.  The primary items impacting the effective tax rate for the third quarter of 2023 were increases related to the provision for state income taxes, net of the federal benefit, of $6.5 million and the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $6.1 million. These were partially offset by other adjustments of $1.5 million.

The primary item impacting the effective tax rate for the third quarter of 2022 was an increase related to the provision for state income taxes, net of the federal benefit, of $7.3 million.

The Company’s effective tax rate for the first nine months of 2023 was 26 percent compared with 25 percent for the same period last year. The items impacting the effective tax rate for the first nine months of 2023 were increases related to the provision for state income taxes, net of the federal benefit, of $21.5 million and the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $10.7 million. These were partially offset by other adjustments of $2.0 million.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Nine Months Ended September 30, 2023
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 31, 2022	$(69,238)	$1,486	$1,222	$2,355	$(64,175)

Other comprehensive income before reclassifications	8,654	1,147	221	1,860	11,882
Amounts reclassified from AOCI	—	(2,548)	(220)	—	(2,768)

Net current-period other comprehensive income (loss)	8,654	(1,401)	1	1,860	9,114

Balance as of September 30, 2023	$(60,584)	$85	$1,223	$4,215	$(55,061)

	For the Nine Months Ended September 24, 2022
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 25, 2021	$(42,303)	$803	$(11,500)	$(347)	$(53,347)

Other comprehensive (loss) income before reclassifications	(41,078)	(13,227)	1,424	4,218	(48,663)
Amounts reclassified from AOCI	—	2,253	305	—	2,558

Net current-period other comprehensive (loss) income	(41,078)	(10,974)	1,729	4,218	(46,105)

Balance as of September 24, 2022	$(83,381)	$(10,171)	$(9,771)	$3,871	$(99,452)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022	Affected line item

Unrealized losses (gains) on derivative commodity contracts	$236	$6,151	$(3,275)	$2,906	Cost of goods sold
	(53)	(1,384)	727	(653)	Income tax (benefit) expense

	$183	$4,767	$(2,548)	$2,253	Net of tax and noncontrolling interests

Amortization of net (gain) loss and prior service (credit) cost on employee benefit plans	$(99)	$184	$(296)	$356	Other (expense) income, net
	26	(31)	76	(51)	Income tax expense (benefit)

	$(73)	$153	$(220)	$305	Net of tax and noncontrolling interests

Note 13 – Insurance Claims

In August 2022, a portion of the Company’s Bluffs, Illinois manufacturing operation was damaged by fire. Certain inventories, production equipment, and building structures were extensively damaged. During the second quarter of 2023, the Company settled the claim with its insurer for total proceeds of $29.5 million, net of the deductible of $250 thousand. As a result of the settlement with the insurer, all proceeds received and all costs previously deferred (which were recorded as other current liabilities in prior periods) were recognized, resulting in a pre-tax gain of $19.5 million in the second quarter of 2023, or 13 cents per diluted share after tax. The Company received proceeds of $24.5 million and $5.0 million in 2023 and 2022, respectively.

In March 2023, a portion of the Company’s Covington, Tennessee manufacturing operation was damaged by a tornado. The extent of the damage to inventories, production equipment, and building structures is currently being assessed. The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance subject to customary deductibles. Any gain resulting from insurance proceeds for property damage in excess of the net book value of the related property will be recognized in income upon settlement of the claim. In addition, the Company has deferred recognition of direct, identifiable costs associated with this matter. These costs will also be recognized upon settlement of the insurance claim. As of September 30, 2023, the Company has received advances totaling $10.0 million from the insurance company for this claim. These advances, net of the book value of damaged inventories, equipment, and buildings and direct cleanup and other out of pocket costs totaled $1.4 million, classified as other current liabilities on the Condensed Consolidated Balance Sheet at September 30, 2023.

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

Each of our reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

•Piping Systems: The Piping Systems segment is composed of Domestic Piping Systems Group, Great Lakes Copper, European Operations, Trading Group, Jungwoo-Mueller (our South Korean joint venture), and Mueller Middle East (our Bahraini joint venture). The Domestic Piping Systems Group manufactures and distributes copper tube, fittings, and line sets. These products are manufactured in the U.S., sold in the U.S., and exported to markets worldwide. Great Lakes Copper manufactures copper tube and line sets in Canada and sells the products primarily in the U.S. and Canada. European Operations manufactures copper tube in the United Kingdom, which is sold throughout Europe. The Trading Group manufactures pipe nipples and sources products for import distribution in North America. Jungwoo-Mueller manufactures copper-based joining products that are sold worldwide. Mueller Middle East manufactures copper tube and serves markets in the Middle East and Northern Africa. The Piping Systems segment sells products to wholesalers in the plumbing and refrigeration markets, distributors to the manufactured housing and recreational vehicle industries, building material retailers, and air-conditioning original equipment manufacturers (OEMs).

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

According to the U.S. Census Bureau, the September 2023 seasonally adjusted annual rate of new housing starts was 1.36 million, compared to the September 2022 rate of 1.46 million. The average 30-year fixed mortgage rate was 6.64 percent for the first nine months of 2023 and 5.34 percent for the twelve months ended December 2022. The private non-residential construction sector includes offices, industrial, health care, and retail projects. According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $671.9 billion in August 2023 compared to the August 2022 rate of $561.4 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first nine months of 2023 and 2022:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 30, 2023	September 24, 2022	2023 vs. 2022	September 30, 2023	September 24, 2022	2023 vs. 2022

Net sales	$819,792	$944,830	(13.2)%	$2,687,968	$3,104,874	(13.4)%
Operating income	181,011	205,165	(11.8)	620,817	686,736	(9.6)
Net income	132,709	154,542	(14.1)	483,659	519,410	(6.9)

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	(0.3)%	(2.1)%
Unit sales volume in core product lines	(4.8)	(7.1)
Dispositions	(1.2)	(0.4)
Other	(6.9)	(3.8)

	(13.2)%	(13.4)%

The decrease in net sales during the third quarter of 2023 was primarily due to (i) a decrease in sales of $66.4 million in our non-core product lines, (ii) lower unit sales volume of $45.1 million in our core product lines, primarily copper tube, line sets, and brass rod, (iii) a decrease in sales of $11.2 million as a result of the disposition of Heatlink Group during the third quarter of 2023, and (iv) lower net selling prices of $2.4 million in our core product lines, primarily copper tube and line sets.

The decrease in net sales during the first nine months of 2023 was primarily due to (i) lower unit sales volume of $219.0 million in our core product lines, (ii) a decrease in sales of $119.9 million in our non-core product lines, (iii) lower net selling prices of $64.1 million in our core product lines, and (iv) a decrease in sales of $13.8 million as a result of the disposition of Heatlink Group during the third quarter of 2023.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2023 and 2022:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022

Cost of goods sold	$579,058	$678,637	$1,897,128	$2,244,062
Depreciation and amortization	9,631	10,850	30,704	32,993
Selling, general, and administrative expense	48,295	50,178	156,988	146,590
Gain on sale of assets	—	—	—	(5,507)
Gain on sale of business	(4,137)	—	(4,137)	—
Asset impairments	5,934	—	5,934	—
Gain on insurance settlement	—	—	(19,466)	—

Operating expenses	$638,781	$739,665	$2,067,151	$2,418,138

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022

Cost of goods sold	70.6%	71.8%	70.6%	72.3%
Depreciation and amortization	1.2	1.1	1.1	1.1
Selling, general, and administrative expense	5.9	5.3	5.8	4.7
Gain on sale of assets	—	—	—	(0.2)
Gain on sale of business	(0.5)	—	(0.2)	—
Asset impairments	0.7	—	0.2	—
Gain on insurance settlement	—	—	(0.7)	—

Operating expenses	77.9%	78.2%	76.8%	77.9%

Q3 2023 compared to Q3 2022

Cost of goods sold decreased in the third quarter of 2023 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 29.4 percent compared with 28.2 percent in the prior year quarter. Depreciation and amortization decreased in the third quarter of 2023 primarily as a result of several long-lived assets becoming fully depreciated and as a result of long-lived assets sold with Heatlink Group. Selling, general, and administrative expense decreased in the third quarter of 2023 primarily as a result of (i) lower employment costs, including incentive compensation and agent commissions, of $6.4 million and (ii) the absence of expenses associated with Heatlink Group of $1.2 million. These decreases were largely offset by (i) higher legal and professional fees of $2.0 million, (ii) lower foreign currency transaction gains of $1.7 million, (iii) higher repair, maintenance, and supplies costs of $0.9 million, (iv) higher marketing and advertising costs of $0.3 million, and (v) higher lease and rent expense of $0.3 million. In addition, during the third quarter of 2023 we recognized fixed asset impairment charges on idled equipment of $5.9 million and a gain on the sale of Heatlink Group of $4.1 million.

Interest expense was consistent with the third quarter of 2022. Interest income was higher during the third quarter of 2023 primarily as a result of the purchase of short-term investments in the fourth quarter of 2022 and throughout 2023, and higher rates on deposits. During the third quarter of 2023, we recognized an unrealized loss on short-term investments of $2.4 million. Other expense, net, was consistent with the third quarter of 2022.

Our effective tax rate for the third quarter of 2023 was 27 percent compared with 25 percent for the same period last year.  The items impacting the effective tax rate were (i) increases related to the provision for state income taxes, net of the federal benefit, of $6.5 million and (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign items of $6.1 million. These were partially offset by other adjustments of $1.5 million

For the third quarter of 2022, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to the provision for state income taxes, net of the federal benefit, of $7.3 million.

During the third quarter of 2023 and 2022, we recognized losses of $2.4 million and income of $1.0 million, respectively, on our investments in unconsolidated affiliates.

YTD 2023 compared to YTD 2022

Cost of goods sold decreased in the first nine months of 2023 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 29.4 percent compared with 27.7 percent in the prior year. Depreciation and amortization decreased in the first nine months of 2023 primarily as a result of several long-lived assets becoming fully depreciated and as a result of long-lived assets sold with Heatlink Group. Selling, general, and administrative expense increased in the first nine months of 2023 primarily as a result of (i) higher foreign currency transaction losses of $5.1 million, (ii) higher legal and professional fees of $2.9 million, (iii) higher marketing and advertising costs of $1.5 million, (iv) higher repairs and maintenance costs of $1.3 million, and (v) gains on the disposal of assets of $1.3 million recorded in the prior year. These increases were partially offset by (i) the absence of expenses associated with Heatlink Group of $1.2 million and (ii) lower employment costs of $1.0 million. In addition, during the first nine months of 2023, we settled the insurance claim related to the August 2022 fire at our Bluffs, Illinois manufacturing operation and recognized a $19.5 million gain. We also recognized fixed asset impairment charges on idled equipment of $5.9 million and a gain on the sale of Heatlink Group of $4.1 million. During the first nine months of 2022 we recognized a gain of $5.5 million on the sale of a building.

Interest expense was consistent with the first nine months of 2022. Interest income was higher during the first nine months of 2023 primarily as a result of the purchase of short-term investments in the fourth quarter of 2022 and throughout 2023, and higher rates on deposits. During the first nine months of 2023, we recognized an unrealized gain on short-term investments of $18.4 million. Other income, net, was higher during the first nine months of 2023 primarily as a result of a gain for an indemnification settlement related to one of our foreign benefit plans recognized during the first nine months of 2023.

Our effective tax rate for the first nine months of 2023 was 26 percent compared with 25 percent for the same period last year.  The items impacting the effective tax rate are primarily related to (i) the provision for state income taxes, net of the federal benefit, of $21.5 million and (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign items of $10.7 million. These were partially offset by other adjustments of $2.0 million.

For the first nine months of 2022, the items impacting the effective tax rate were primarily related to (i) the provision for state income taxes, net of the federal benefit, of $24.2 million and (ii) the effect of foreign tax rates higher than statutory tax rates of $4.3 million.

During the first nine months of 2023 and 2022, we recognized losses of $2.7 million and income of $6.0 million, respectively, on our investments in unconsolidated affiliates.

Piping Systems Segment

The following table compares summary operating results for the first nine months of 2023 and 2022 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 30, 2023	September 24, 2022	2023 vs. 2022	September 30, 2023	September 24, 2022	2023 vs. 2022

Net sales	$568,151	$634,808	(10.5)%	$1,868,635	$2,163,045	(13.6)%
Operating income	140,609	167,939	(16.3)	455,605	540,006	(15.6)

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	(1.2)%	(2.4)%
Unit sales volume in core product lines	(6.0)	(9.0)
Dispositions	(1.8)	(0.6)
Other	(1.5)	(1.6)

	(10.5)%	(13.6)%

The decrease in net sales during the third quarter of 2023 was primarily attributable to (i) lower unit sales volume of $37.5 million in the segment’s core product lines, primarily copper tube and line sets, (ii) a decrease in sales of $11.2 million as a result of the disposition of Heatlink Group during the third quarter of 2023, (iii) a decrease in sales of $11.1 million in the segment’s non-core product lines, and (iv) lower net selling prices in the segment’s core product lines of $7.6 million.

Net sales during the first nine months of 2023 decreased primarily as a result of (i) lower unit sales volume of $193.7 million in the segment’s core product lines, (ii) lower net selling prices in the segment’s core product lines of $50.8 million, (iii) a decrease in sales of $34.4 million in the segment’s non-core product lines, and (iv) a decrease in sales of $13.8 million as a result of the disposition of Heatlink Group during the third quarter of 2023.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2023 and 2022:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022

Cost of goods sold	$394,736	$440,216	$1,315,212	$1,539,493
Depreciation and amortization	5,025	5,516	15,835	16,846
Selling, general, and administrative expense	21,847	21,137	76,049	66,700
Asset impairments	5,934	—	5,934	—

Operating expenses	$427,542	$466,869	$1,413,030	$1,623,039

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022

Cost of goods sold	69.5%	69.3%	70.4%	71.2%
Depreciation and amortization	0.9	0.9	0.8	0.8
Selling, general, and administrative expense	3.8	3.3	4.1	3.1
Asset impairments	1.0	—	0.3	—

Operating expenses	75.2%	73.5%	75.6%	75.0%

The decrease in cost of goods sold during the third quarter of 2023 was primarily due to the decrease in sales volume.  Gross margin as a percentage of sales was 30.5 percent compared with 30.7 percent in the prior year quarter. Depreciation and amortization decreased slightly in the third quarter of 2023 primarily as a result of long-lived assets becoming fully depreciated and as a result of long-lived assets sold with Heatlink Group. Selling, general, and administrative expense increased slightly for the third quarter of 2023 primarily as a result of (i) lower foreign currency transaction gains of $1.6 million, (ii) higher legal and professional fees of $0.6 million, (iii) higher marketing and advertising costs of $0.4 million, (iv) higher repair, maintenance, and supplies costs of $0.4 million, and (v) higher leases and rent of $0.3 million. These increases were largely offset by (i) lower employment costs, including incentive compensation and healthcare, of $1.8 million and (ii) the absence of expenses associated with Heatlink Group of $1.2 million. In addition, during the third quarter of 2023 we recognized fixed asset impairment charges on idled equipment of $5.9 million.

The decrease in cost of goods sold during the first nine months of 2023 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 29.6 percent compared with 28.8 percent in the prior year. Depreciation and amortization decreased in the first nine months of 2023 primarily as a result of depreciation and amortization of the long-lived assets becoming fully depreciated and as a result of long-lived assets sold with Heatlink Group. Selling, general, and administrative expense increased for the first nine months of 2023 primarily as a result of (i) higher foreign currency transaction losses of $4.5 million, (ii) higher marketing and advertising costs of $1.5 million, (iii) higher legal and professional fees of $1.2 million, (iv) higher product liability expense of $0.7 million, (v) higher repair, maintenance, and supplies costs of $0.7 million, (vi) higher lease and rent expense of $0.7 million, and (vii) higher employment costs of $0.6 million. These increases were partially offset by the absence of expenses associated with Heatlink Group of $1.2 million. In addition, during the first nine months of 2023 we recognized fixed asset impairment charges on idled equipment of $5.9 million.

Industrial Metals Segment

The following table compares summary operating results for the first nine months of 2023 and 2022 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 30, 2023	September 24, 2022	2023 vs. 2022	September 30, 2023	September 24, 2022	2023 vs. 2022

Net sales	$141,012	$144,880	(2.7)%	$452,512	$498,367	(9.2)%
Operating income	16,221	12,077	34.3	61,407	59,504	3.2

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	3.7%	(2.8)%
Unit sales volume in core product lines	(5.3)	(5.2)
Other	(1.1)	(1.2)

	(2.7)%	(9.2)%

The decrease in net sales during the third quarter of 2023 was primarily due to lower unit sales volume of $7.5 million in the segment’s core product lines, primarily brass rod, partially offset by higher net selling prices of $5.2 million in the segment’s core product lines.

The decrease in net sales during the first nine months of 2023 was primarily due to (i) lower unit sales volume of $25.3 million in the segment’s core product lines, (ii) lower net selling prices of $13.3 million in the segment’s core product lines, and (iii) decrease in sales of $3.6 million in the segment’s non-core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2023 and 2022:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022

Cost of goods sold	$119,108	$128,152	$375,375	$424,802
Depreciation and amortization	1,835	1,846	5,411	5,636
Selling, general, and administrative expense	3,848	2,805	10,319	8,425

Operating expenses	$124,791	$132,803	$391,105	$438,863

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022

Cost of goods sold	84.5%	88.5%	83.0%	85.2%
Depreciation and amortization	1.3	1.3	1.2	1.1
Selling, general, and administrative expense	2.7	2.0	2.3	1.7

Operating expenses	88.5%	91.8%	86.4%	88.1%

The decrease in cost of goods sold during the third quarter of 2023 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 15.5 percent compared with 11.5 percent in the prior year quarter. Depreciation and amortization was consistent with the third quarter of 2022. Selling, general, and administrative expense increased for the third quarter of 2023 primarily as a result of higher legal and professional fees of $0.9 million.

The decrease in cost of goods sold during the first nine months of 2023 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 17.0 percent compared with 14.8 percent in the prior year. Depreciation and amortization decreased slightly as a result of several long-lived assets becoming fully depreciated. Selling, general, and administrative expense increased during the first nine months of 2023 primarily as a result of (i) higher legal and professional fees of $1.0 million, (ii) gains on the disposal of assets of $1.0 million recorded in the prior year, and (iii) higher repair and maintenance costs of $0.4 million. These increases were partially offset by lower employment costs of $0.6 million.

Climate Segment

The following table compares summary operating results for the first nine months of 2023 and 2022 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 30, 2023	September 24, 2022	2023 vs. 2022	September 30, 2023	September 24, 2022	2023 vs. 2022

Net sales	$119,949	$174,650	(31.3)%	$396,857	$479,756	(17.3)%
Operating income	34,846	47,462	(26.6)	145,901	134,909	8.1

Sales for the third quarter and first nine months of 2023 decreased primarily as a result of reduced demand, particularly for products utilized in residential construction, and a decrease in volume and price in certain product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2023 and 2022:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022

Cost of goods sold	$76,133	$114,850	$242,009	$311,917
Depreciation and amortization	1,618	2,289	5,973	6,989
Selling, general and administrative expense	7,352	10,049	22,440	25,941
Gain on insurance settlement	—	—	(19,466)	—

Operating expenses	$85,103	$127,188	$250,956	$344,847

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022

Cost of goods sold	63.5%	65.8%	61.0%	65.0%
Depreciation and amortization	1.3	1.3	1.5	1.5
Selling, general and administrative expense	6.1	5.8	5.7	5.4
Gain on insurance settlement	—	—	(4.9)	—

Operating expenses	70.9%	72.9%	63.3%	71.9%

Gross margin as a percentage of sales was 36.5 percent compared with 34.2 percent in the prior year quarter. Depreciation and amortization decreased for the third quarter of 2023 as a result of several long-lived assets becoming fully depreciated. Selling, general, and administrative expense decreased for the third quarter of 2023 primarily due to lower agent commissions of $2.4 million.

Cost of goods sold decreased during the first nine months of 2023 primarily due to factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 39.0 percent compared with 35.0 percent in the prior year. Depreciation and amortization decreased for the first nine months of 2023 as a result of several long-lived assets becoming fully depreciated. Selling, general, and administrative expense decreased slightly for the first nine months of 2023 primarily as a result of lower agent commissions of $3.8 million. In addition, during the first nine months of 2023, we settled the insurance claim related to the August 2022 fire at our Bluffs, Illinois manufacturing operation and recognized a $19.5 million gain.

Liquidity and Capital Resources

The following table presents selected financial information for the first nine months of 2023 and 2022:

(In thousands)	2023	2022

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$515,920	$409,042
Short-term investments	(93,183)	—
Property, plant, and equipment, net	(3,272)	(11,402)
Total debt	(172)	432
Working capital, net of cash and current debt	(91,120)	14,153

Net cash provided by operating activities	498,490	516,912
Net cash provided by (used in) investing activities	94,117	(16,269)
Net cash used in financing activities	(78,999)	(81,291)

Cash Flows from Operating Activities

During the nine months ended September 30, 2023, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $490.4 million, (ii) a decrease in inventories of $53.4 million, and (iii) non-capital related insurance proceeds of $9.9 million for the August 2022 fire in Bluffs, Illinois. There were also increases due to non-cash adjustments primarily consisting of (i) depreciation and amortization of $31.1 million and (ii) stock-based compensation expense of $17.3 million. These increases were largely offset by (i) an increase in accounts receivable of $36.9 million, (ii) the unrealized gain on short-term investments of $18.4 million, (iii) the gain related to the settlement of the insurance claim for the August 2022 fire in Bluffs, Illinois of $19.5 million, (iv) a decrease in current liabilities of $25.5 million, and (v) an increase in other assets of $12.9 million.

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

Cash Flows from Investing Activities

The major components of net cash provided by investing activities during the nine months ended September 30, 2023 included (i) proceeds from the maturity of short-term investments of $217.9 million and (ii) insurance proceeds of $24.6 million for property and equipment related to the fire at our Bluffs, Illinois facility and the tornado at our Covington, Tennessee manufacturing operations. These sources were partially offset by (i) the purchase of short-term investments of $106.2 million and (ii) capital expenditures of $39.5 million.

The major component of net cash used in investing activities during the nine months ended September 24, 2022 was capital expenditures of $29.6 million. This use was partially offset by (i) proceeds from the sale of properties of $7.8 million, (ii) insurance proceeds for property and equipment of $3.4 million, and (iii) dividends received from unconsolidated affiliates of $2.1 million.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023, net cash used in financing activities consisted primarily of (i) $50.1 million used for the payment of regular quarterly dividends to stockholders of the Company, (ii) $19.3 million used to repurchase common stock, and (iii) $9.1 million net cash used to settle stock-based awards.

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

As of September 30, 2023, we had $1.10 billion of cash and short-term investments on hand and $371.3 million available to be drawn under the Credit Agreement. Our current ratio was 6.0 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $1.9 million during the first nine months of 2023.  We expect to spend approximately $3.9 million over the next twelve months for ongoing environmental remediation activities.

The Company declared a quarterly cash dividend of 15.0 cents per common share during the first, second, and third quarters of 2023 and 12.5 cents per common share during the first, second, and third quarters of 2022, respectively.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of September 30, 2023, the Company’s total debt was $1.9 million or 0.1 percent of its total capitalization.

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures March 31, 2026.  There were no borrowings outstanding under the Credit Agreement as of September 30, 2023. The Credit Agreement backed approximately $28.7 million in letters of credit at the end of the third quarter of 2023.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of September 30, 2023, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until July 2024, the authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 30, 2023, the Company has repurchased approximately 15.0 million shares under this authorization.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At September 30, 2023, we held open futures contracts to purchase approximately $18.2 million of copper over the next ten months related to fixed-price sales orders and to sell approximately $6.8 million of copper over the next eight months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of September 30, 2023, we held no open futures contracts to purchase natural gas.

Interest Rates

At September 30, 2023, we had no variable-rate debt outstanding.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on the Secured Overnight Financing Rate (SOFR).

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At September 30, 2023, we had open forward contracts with a financial institution to sell approximately 4.7 million euros, 25.2 million Swedish kronor, and 8.0 million Norwegian kroner through January 2024.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of September 30, 2023.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2023 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2024, the authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 30, 2023, the Company had repurchased approximately 15.0 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended September 30, 2023.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

July 2 - July 29, 2023	1,222	$41.78	—	25,003,808
July 30 - August 26, 2023	178,378	$40.43	—	25,003,808
August 27 - September 30, 2023	4,210	$38.02	—	25,003,808
Total	183,810		—
(1) Includes shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting. Also includes shares resulting from restricted stock forfeitures at the average cost of treasury stock.
(2) Shares available to be purchased under the Company’s 40 million share repurchase authorization until July 2024. The extension of the authorization was announced on October 25, 2023.

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
October 25, 2023	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
October 25, 2023	Anthony J. Steinriede
Date	Vice President – Corporate Controller