Form 10-K
period 2023-12-30
MUELLER INDUSTRIES INC
filed 2024-02-28
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $4,824,036,270.

The number of shares of the Registrant’s common stock outstanding as of February 22, 2024 was 113,634,944 excluding 46,731,064 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference into this Report: Registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, scheduled to be mailed on or about March 22, 2024 (Part III).

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

Piping Systems Segment

The Piping Systems segment is composed of Domestic Piping Systems Group, Great Lakes Copper (Great Lakes), European Operations, Trading Group, Jungwoo Metal Ind. Co., LTD (Jungwoo-Mueller), and Mueller Middle East WLL (Mueller Middle East).

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

We acquired Kessler Sales and Distribution on August 2, 2020 and increased our equity interest in Mueller Middle East to 55 percent on December 7, 2021.  These acquisitions complement our existing businesses in the Piping Systems segment.

We disposed of Die-Mold on September 2, 2021 and Heatlink Group on July 3, 2023 in a contribution agreement with a limited liability company operating in the retail distribution business. Die-Mold manufactured PEX and other plumbing-related fittings and plastic injection tooling in Canada and sold these products in Canada and the U.S. Heatlink Group manufactured a complete line of products for PEX plumbing and radiant systems in Canada and sold these products in Canada and the U.S.

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

We disposed of our Copper Bar business on October 25, 2021.

The segment sells its products primarily to domestic OEMs in the industrial, construction, HVAC, plumbing, and refrigeration markets.  The total amount of order backlog for the Industrial Metals Segment as of December 30, 2023 was not significant.

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

We acquired Shoals Tubular, Inc. (Shoals) on January 17, 2020 and H&C Flex on January 29, 2021.  These acquisitions complement our existing businesses in the Climate segment.

We disposed of Fabricated Tube Products and Shoals on July 28, 2021. Fabricated Tube Products manufactured tubular assemblies and fabrications for OEMs in the HVAC and refrigeration markets; Shoals manufactured brazed manifolds, headers, and distributor assemblies.

The segment sells predominantly to wholesalers and OEMs in the HVAC and refrigeration markets in the U.S.  The total amount of order backlog for the Climate segment as of December 30, 2023 was not significant.

Human Capital Resources

As of December 30, 2023, the Company employed approximately 4,509 employees, of which approximately 1,512 were represented by various unions.  Those union contracts will expire as follows:

Location	Expiration Date
Port Huron, Michigan (Local 218 IAM)	May 3, 2026
Wynne, Arkansas (MCTP)	November 30, 2024
Port Huron, Michigan (Local 44 UAW)	May 4, 2025
Wynne, Arkansas (B&K LLC)	August 5, 2024
Fulton, Mississippi	October 2, 2025
University Park, Illinois	June 20, 2024
Woodbridge, New Jersey	April 30, 2025

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

Our copper tube facilities can accommodate both refined copper and certain grades of copper scrap as the primary feedstock.  The Company has commitments from refined copper producers for a portion of its metal requirements for 2024.  Adequate quantities of copper are currently available.  While we will continue to react to market developments, resulting pricing volatility or supply disruptions, if any, could nonetheless adversely affect the Company.

Environmental Proceedings

Compliance with environmental laws and regulations is a matter of high priority for the Company.  Mueller’s provision for environmental matters related to all properties was $0.7 million for 2023, $1.4 million for 2022, and $5.0 million for 2021.  The reserve for environmental matters was $18.9 million at December 30, 2023 and $20.5 million at December 31, 2022.  Environmental expenses related to non-operating properties are presented below operating income in the Consolidated Statements of Income, and costs related to operating properties are included in cost of goods sold.  We currently anticipate that we will need to make expenditures of approximately $5.2 million for compliance activities related to existing environmental matters during the next three fiscal years.

For a description of material pending environmental proceedings, see “Note 15 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Other Business Factors

Our business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held.  In addition, expenditures for Company-sponsored research and development activities were not material during 2023, 2022, or 2021.  No material portion of our business involves governmental contracts.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

Our business operations depend on the availability, integrity and secure processing, storage, and transmission of confidential and sensitive information, digitally and through interconnected systems, including those of our vendors, service providers and other third parties on which we rely. Consequently, we maintain a formal data protection program, including physical, technical and administrative safeguards, to prevent and mitigate the risks posed by cybersecurity threats and incidents and to identify, analyze, address, mitigate and remediate those incidents that do occur. As part of our program:

•we regularly review and update at least annually our standard policies and procedures related to information technology and analyze those policies against the standards and controls that we believe are most relevant to our Company set by organizations such as the National Institute of Standards and Technology (NIST) cybersecurity framework and the International Organization for Standardization (ISO);
•we maintain a dedicated cybersecurity team under the direction of our Chief Information Officer (CIO), who has expertise related to data and network security, data governance and risk management;
•we regularly test our internal IT controls;
•we regularly conduct internal vulnerability assessments as well as third-party penetration tests;
•we maintain, and we require our third-party service providers to maintain, security controls designed to ensure the confidentiality, integrity, and availability of our information systems and the confidential and sensitive information we maintain and process, or which is processed on our behalf;
•all employees are required to complete periodic trainings that cover security and privacy best practices and company policies; and
•we have prepared and regularly review and test our business continuity, disaster recovery and other back-up plans, including as they relate to cybersecurity incidents.

In connection with the design, implementation and testing of our cybersecurity program, we also work, as appropriate, with our accountants, independent assessors, legal counsel and other consultants.

We have an incident reporting and escalation process that we believe to be effective in detecting and analyzing cyber incidents as they occur to determine appropriate response action and reporting, including the materiality of any such incidents to our financial condition and operations. This process includes:

•continual monitoring of our systems and logs by both internal and outsourced staff;
•immediate escalation to and review by our CIO of certain signals, including evidence of external threat actors, ransomware attacks, data exfiltration, identity compromise or unusual requests from management or certain departments;
•if deemed appropriate, reporting by our CIO to the Company’s senior leadership, which based on the circumstances, may include executive officers and representatives of our accounting, human resources, finance, information technology and legal functions, and consultation with internal and external legal counsel, for further review and determination of the scope and materiality of the incident or incidents, including whether public disclosure is appropriate or required; and
•informing our Board of Directors (the “Board”) of significant or material cybersecurity incidents, as appropriate.

While we, our clients and our vendors are regularly exposed to malicious technology-related events and threats, none of these threats or incidents, either individually or in the aggregate of related occurrences, have materially affected the Company in the period covered by this report. In determining materiality, cybersecurity incidents are reviewed not only for potential financial impacts, which could include potential legal and regulatory penalties, stolen assets or funds, system damage, forensic and remediation costs, lost client revenue or litigation costs, but also the breadth and sensitivity of data exposure, data exfiltration, impacts on the ability to operate our business or provide our services, client dissatisfaction, and loss of investor confidence.

Governance

Our Board actively oversees our risk management activities both directly and through its committees and considers various risk topics throughout the year, including cybersecurity and information security risk management and controls. As part of its oversight function, the Audit Committee of the Board oversees the Company’s risk assessment and risk management policies, including related to cybersecurity and the data protection program, and performs an annual review and assessment of the primary operational and regulatory risks facing the Company, their relative magnitude and management’s plan for mitigating these risks. At least annually, our CIO reports to the Audit Committee with a comprehensive report addressing a broad range of topics, including significant cybersecurity incidents that have occurred since the last update, the status of projects and initiatives to update our cybersecurity policies and practices, and ongoing efforts to prevent, detect, and respond to internal and external critical threats.

Our senior management is responsible for assessing and managing the Company’s various exposures to risk, including those related to cybersecurity, on a day-to-day basis, including the identification of risks through a robust enterprise risk management framework and the creation of appropriate risk management programs and policies to address such risks. Our CIO has primary responsibility for managing our cybersecurity program and efforts. Our internal audit team is responsible for the testing and audit of our information-technology internal controls.

We believe our information technology team to be well-qualified in this area. These qualifications include professional experience in the field and recent participation in IT and cybersecurity programs organized by leading institutions with expertise in the field.

ITEM 2.	PROPERTIES
Information pertaining to our major operating facilities is included below.  Except as noted, we own all of the principal properties.  Our plants are in satisfactory condition and are suitable for the purpose for which they were designed and are now being used.

Location of Facility	Building Space (Sq. Ft.)	Primary Use	Owned or Leased

Piping Systems Segment
Fulton, MS	778,065	Manufacturing, Packaging, & Distribution	Owned
Bilston, England	402,500	Manufacturing	Owned
Wynne, AR	400,000	Manufacturing & Distribution	Owned
Yangju City, Gyeonggi Province, South Korea	343,909	Manufacturing	Owned
Woodbridge, NJ	247,000	Distribution	Leased
London, Ontario, Canada	200,400	Manufacturing	Owned
Wynne, AR	180,000	Distribution	Owned
Covington, TN	159,500	Manufacturing	Owned
Monterrey, Mexico	152,000	Manufacturing & Distribution	Leased
Monterrey, Mexico	132,000	Manufacturing	Leased
Ennis, TX	109,700	Distribution	Leased
University Park, IL	90,100	Distribution	Leased
Ansonia, CT	89,396	Manufacturing & Distribution	Owned
Kansas City, MO	85,000	Distribution	Leased
St. Thomas, Ontario, Canada	73,124	Distribution	Leased
Shelby, OH	61,750	Distribution	Leased
Ontario, CA	54,209	Distribution	Leased
Jacksonville, FL	48,000	Distribution	Leased
Al Hidd, Kingdom of Bahrain	22,500	Manufacturing & Distribution	Owned

Industrial Metals Segment
Port Huron, MI	450,000	Manufacturing	Owned
New Market, VA	413,120	Manufacturing & Distribution	Owned
Brooklyn, OH	163,200	Manufacturing	Leased
Marysville, MI	81,500	Manufacturing	Owned
Brighton, MI	65,000	Machining	Leased

Climate Segment
Plainville, GA	313,835	Manufacturing & Distribution	Owned
Fort Worth, TX	266,485	Manufacturing	Owned
Cartersville, GA	260,924	Manufacturing	Owned
Phoenix, AZ	250,250	Manufacturing & Distribution	Owned
Olive Branch, MS	205,264	Manufacturing & Distribution	Owned
Tampa, FL	202,614	Manufacturing & Distribution	Owned
Crawsfordville, IN	153,600	Manufacturing & Distribution	Owned
Fort Worth, TX	153,374	Manufacturing	Owned
Vineland, NJ	136,000	Manufacturing & Distribution	Owned
Sanger, CA	127,390	Manufacturing & Distribution	Leased
Sacramento, CA	121,240	Manufacturing & Distribution	Owned
Bluffs, IL	107,000	Manufacturing	Owned

Location of Facility	Building Space (Sq. Ft.)	Primary Use	Owned or Leased
Fort Worth, TX	103,125	Manufacturing & Distribution	Owned
Hickory, NC	100,000	Manufacturing	Owned
Hartsville, TN	92,000	Manufacturing	Owned
Houston, TX	72,000	Manufacturing & Distribution	Owned
Monterrey, Mexico	65,000	Manufacturing & Distribution	Leased
Baltimore, MD	62,500	Manufacturing & Distribution	Owned
Springdale, AR	57,600	Manufacturing & Distribution	Owned
Hartsville, TN	45,000	Distribution	Leased
Lawrenceville, GA	42,000	Manufacturing	Leased
Xinbei District, Changzhou, China	33,940	Manufacturing	Leased
Kansas City, MO	30,500	Manufacturing	Leased
Ansonia, CT	24,000	Manufacturing	Leased
Hartsville, TN	4,000	Distribution	Leased

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in certain litigation as a result of claims that arose in the ordinary course of business.  Additionally, we may realize the benefit of certain legal claims and litigation in the future; these gain contingencies are not recognized in the Consolidated Financial Statements.

For a description of material pending legal proceedings, see “Note 15 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “MLI.”  As of February 22, 2024, the number of holders of record of Mueller’s common stock was 550.

During fiscal year 2022, we paid a quarterly cash dividend of $0.125 per share of common stock. During fiscal year 2023, we paid a quarterly cash dividend of $0.15 per share of common stock.

Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

See “Part III, Item 12, Equity Compensation Plan Information” for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2024, the authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 30, 2023, the Company has repurchased approximately 15.0 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the quarter ended December 30, 2023.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

October 1, 2023 – October 28, 2023	—	$—	—	25,003,808
October 29, 2023 – November 25, 2023	939	41.25	—	25,003,808
November 26, 2023 – December 30, 2023	6,473	43.60	—	25,003,808
Total	7,412		—
(1) Includes shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting.
(2) Shares available to be purchased under the Company’s 40 million share repurchase authorization until July 2024. The extension of the authorization was announced on October 25, 2023.

Company Stock Performance

The following graph compares total stockholder return since December 28, 2018 to the Dow Jones U.S. Total Return Index (Total Return Index) and the Dow Jones U.S. Building Materials & Fixtures Index (Building Materials Index).  Total return values for the Total Return Index, the Building Materials Index and the Company were calculated based on cumulative total return values assuming reinvestment of regular quarterly dividends paid by the Company.

	2018	2019	2020	2021	2022	2023
Mueller Industries, Inc.	100.00	137.48	153.37	259.90	266.38	432.45
Dow Jones U.S. Total Return Index	100.00	131.15	157.90	199.74	160.99	203.70
Dow Jones U.S. Building Materials & Fixtures Index	100.00	146.33	181.57	271.79	197.32	276.98

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of December 30, 2023.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 30, 2023 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As required by Rule 13a-15(c) under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023 based on the control criteria established in a report entitled Internal Control—Integrated Framework, (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such evaluation, management has concluded that our internal control over financial reporting was effective as of December 30, 2023.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mueller Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Mueller Industries, Inc.’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mueller Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2023 and December 31, 2022, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Memphis, Tennessee
February 28, 2024

ITEM 9B.	OTHER INFORMATION

During the quarter ended December 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is contained under the captions “Beneficial Ownership of Common Stock by Insiders,” “Corporate Governance,” “Report of the Audit Committee of the Board of Directors,” and “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC on or about March 22, 2024, which is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to its chief executive officer, chief financial officer, and other financial executives.  We have also made the Code of Business Conduct and Ethics available on the Company’s website at www.muellerindustries.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the captions “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “2023 Director Compensation,” and “Corporate Governance” in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC on or about March 22, 2024, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table discloses information regarding the securities to be issued and the securities remaining available for issuance under the Registrant’s stock-based incentive plans as of December 30, 2023 (shares in thousands):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	626	$14.78	1,125

Equity compensation plans not approved by security holders	—	—	—

Total	626	$14.78	1,125

Other information required by Item 12 is contained under the captions “Principal Stockholders” and “Beneficial Ownership of Common Stock by Insiders” in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC on or about March 22, 2024, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption “Corporate Governance” in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC on or about March 22, 2024, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is contained under the caption “Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC on or about March 22, 2024, which is incorporated herein by reference.

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
10.6Summary description of the Registrant’s 2024 incentive plan for certain key employees.
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
Other Exhibits
19.0    Insider Trading Policy of the Registrant (Incorporated herein by reference to Exhibit 99.1 of the Registrant’s Annual Report on Form 10-K, for the period ended December 31, 2022, dated February 28, 2023).
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
97.0    Clawback Policy of the Registrant
101.CAL    XBRL Taxonomy Extension Calculation Linkbase
101.DEF    XBRL Taxonomy Extension Definition Linkbase
101.INS    XBRL Instance Document
101.LAB    XBRL Taxonomy Extension Label Linkbase
101.PRE    XBRL Presentation Linkbase Document
101.SCH    XBRL Taxonomy Extension Schema

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2024.

MUELLER INDUSTRIES, INC.

/s/ Gregory L. Christopher
Gregory L. Christopher, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gregory L. Christopher Gregory L. Christopher	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	February 28, 2024

/s/ Terry Hermanson	Lead Independent Director	February 28, 2024
Terry Hermanson

/s/ Elizabeth Donovan	Director	February 28, 2024
Elizabeth Donovan

/s/ William C. Drummond	Director	February 28, 2024
William C. Drummond

/s/ Gary S. Gladstein	Director	February 28, 2024
Gary S. Gladstein

/s/ Scott J. Goldman	Director	February 28, 2024
Scott J. Goldman

/s/ John B. Hansen	Director	February 28, 2024
John B. Hansen

/s/ Charles P. Herzog, Jr.	Director	February 28, 2024
Charles P. Herzog, Jr.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title	Date

/s/ Jeffrey A. Martin	February 28, 2024
Jeffrey A. Martin
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede	February 28, 2024
Anthony J. Steinriede
Vice President – Corporate Controller

MUELLER INDUSTRIES, INC.

FINANCIAL STATEMENT SCHEDULE

Schedule for the years ended December 30, 2023, December 31, 2022, and December 25, 2021

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

According to the U.S. Census Bureau, actual housing starts in the U.S. were 1.41 million in 2023, which compares to 1.55 million in 2022 and 1.60 million in 2021.  The average 30-year fixed mortgage rate was approximately 6.81 percent in 2023 and 5.34 percent in 2022.  The private nonresidential construction sector, includes offices, industrial, health care, and retail projects.  According to the U.S. Census Bureau, the value of private nonresidential construction put in place was $676.0 billion in 2023, $554.5 billion in 2022, and $485.8 billion in 2021.

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

RESULTS OF OPERATIONS

Consolidated Results

The following table compares summary operating results for 2023, 2022, and 2021:

				Percent Change
(In thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

Net sales	$3,420,345	$3,982,455	$3,769,345	(14.1)%	5.7%
Operating income	756,053	877,149	655,845	(13.8)	33.7
Net income	602,897	658,316	468,520	(8.4)	40.5

The following are components of changes in net sales compared to the prior year:

	2023 vs. 2022	2022 vs. 2021

Net selling price in core product lines	(1.8)%	6.1%
Unit sales volume in core product lines	(6.7)	(5.9)
Acquisitions	—	1.9
Dispositions	(0.6)	(2.2)
Other	(5.0)	5.8

	(14.1)%	5.7%

The decrease in net sales in 2023 was primarily due to (i) lower unit sales volume of $264.8 million in our core product lines, primarily copper tube, line sets, and brass rod, (ii) a decrease in sales of $203.0 million in our non-core product lines, (iii) lower net selling prices of $70.9 million in our core product lines, and (iv) a decrease in sales of $23.3 million as a result of the disposition of Heatlink Group during 2023.

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

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the most recent three-year period:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2023, 2022, and 2021:

(In thousands)	2023	2022	2021

Cost of goods sold	$2,433,511	$2,864,862	$2,938,989
Depreciation and amortization	39,954	43,731	45,390
Selling, general, and administrative expense	208,172	203,086	184,052
Gain on sale of businesses	(4,137)	—	(57,760)
Gain on sale of assets, net	—	(6,373)	—
Impairment charges	6,258	—	2,829
Gain on insurance settlement	(19,466)	—	—

Operating expenses	$2,664,292	$3,105,306	$3,113,500

	2023	2022	2021

Cost of goods sold	71.1%	71.9%	78.0%
Depreciation and amortization	1.2	1.1	1.2
Selling, general, and administrative expense	6.1	5.1	4.9
Gain on sale of businesses	(0.1)	—	(1.5)
Gain on sale of assets, net	—	(0.2)	—
Impairment charges	0.2	—	—
Gain on insurance settlement	(0.6)	—	—

Operating expenses	77.9%	77.9%	82.6%

The decrease in cost of goods sold in 2023 was primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 28.9 percent compared with 28.1 percent in the prior year. The decrease in cost of goods sold in 2022 was primarily due to the decrease in the average cost of copper and lower sales volume in certain core product lines.

Depreciation and amortization decreased in 2023 primarily as a result of several long-lived assets becoming fully depreciated and as a result of long-lived assets sold with Heatlink Group, and decreased slightly in 2022 as a result of long-lived assets of businesses sold.

Selling, general, and administrative expenses increased in 2023 primarily due to (i) higher foreign currency transaction losses of $5.4 million, (ii) higher legal and professional fees of $3.3 million, (iii) higher marketing and advertising costs of $1.4 million, (iv) higher repairs and maintenance costs of $1.3 million, and (v) higher taxes and insurance costs of $0.9 million. These increases were partially offset by (i) lower agent commissions of $4.2 million and (ii) the absence of expenses associated with Heatlink Group of $2.6 million. The increase in selling, general, and administrative expenses in 2022 was primarily due to (i) an increase in employment costs, including incentive compensation, of $13.3 million, (ii) incremental expenses of $3.2 million associated with H&C Flex and Mueller Middle East, (iii) the absence of fees of $2.6 million received as a settlement of preexisting relationships recognized in the prior year, and (iv) higher travel and entertainment expense of $1.2 million. These increases were partially offset by the absence of expenses associated with FTP, STI, and Die-Mold of $2.9 million.

During 2023, we settled the insurance claim related to the August 2022 fire at our Bluff, Illinois manufacturing operation and recognized a $19.5 million gain. We also recognized fixed asset impairment charges on idled equipment of $6.3 million and a gain on the sale of Heatlink Group of $4.1 million.

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

Interest expense in 2023 was consistent with 2022. The decrease in 2022 was primarily a result of the redemption of our Subordinated Debentures during the second quarter of 2021 and there being no borrowings outstanding under the Credit Agreement during 2022. Interest income was higher in 2023 than in 2022 and 2021 primarily as a result of the purchase of short-term investments in the fourth quarter of 2022 and throughout 2023, and higher rates on deposits.

During 2023, we recognized realized and unrealized gains on short-term investments of $41.9 million compared to $2.9 million in 2022.

During 2023, we recognized a gain of $7.5 million for the extinguishment of a New Markets Tax Credit liability. During 2021, we recognized expense of $5.7 million for a redemption premium related to our Subordinated Debentures redeemed.

Environmental expense for our non-operating properties was lower in 2023 and 2022 than in 2021 primarily as a result of lower remediation costs.

During 2022, we recognized a $13.1 million expense related to the complete withdrawal from a multiemployer pension plan.

Other income, net, in 2023 was consistent with 2022 and 2021.

Income tax expense was $220.8 million in 2023, representing an effective tax rate of 26.1 percent.  This rate was higher than what would be computed using the U.S. statutory federal rate primarily due to (i) the provision for state and local income taxes, net of the federal benefit, of $25.5 million, (ii) the effect of foreign statutory rates different from the U.S. federal rate and other foreign adjustments of $14.5 million, (iii) other adjustments of $2.0 million, and (iv) the impact of investments in unconsolidated affiliates of $1.2 million.

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

Income tax expense was $165.9 million in 2021, representing an effective tax rate of 25.9 percent.  This rate was higher than what would be computed using the U.S. statutory federal rate primarily due to (i) the provision for state and local income taxes, net of the federal benefit, of $21.1 million and (ii) the effect of foreign statutory rates different from the U.S. federal rate and other foreign adjustments of $11.2 million. These increases were partially offset by the impact of investments in unconsolidated affiliates of $0.7 million and (ii) other adjustments of $0.4 million.

During 2023, we recognized losses of $14.8 million on our investments in unconsolidated affiliates, net of foreign tax, compared to income of $10.1 million in 2022. The income on these investments for 2023 included net losses of $22.7 million for Tecumseh, which includes a reserve of $11.6 million recorded for a pending legal matter, and net gains of $7.9 million for the retail distribution business.

During 2022, we recognized income of $10.1 million on our investments in unconsolidated affiliates, net of foreign tax, compared to losses of $0.2 million in 2021. The income on these investments for 2022 included net gains of $5.2 million for Tecumseh and net gains of $4.9 million for the retail distribution business.

During 2021, we recognized losses of $0.2 million on our investments in unconsolidated affiliates, net of foreign tax. The loss of these investments for 2021 included net losses of $1.7 million for Tecumseh, partially offset by net gains of $0.8 million for the retail distribution business and a gain on fair value recognition related to our investment in Mueller Middle East of $0.7 million.

Piping Systems Segment

The following table compares summary operating results for 2023, 2022, and 2021 for the businesses comprising our Piping Systems segment:

				Percent Change
(In thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

Net sales	$2,382,573	$2,730,084	$2,600,030	(12.7)%	5.0%
Operating income	569,239	671,062	486,287	(15.2)	38.0

The following are components of changes in net sales compared to the prior year:

	2023 vs. 2022	2022 vs. 2021

Net selling price in core product lines	(2.3)%	8.4%
Unit sales volume in core product lines	(8.0)	(6.6)
Acquisitions	—	1.5
Dispositions	(0.9)	(0.4)
Other	(1.5)	2.1

	(12.7)%	5.0%

The decrease in net sales in 2023 was primarily attributable to (i) lower unit sales volume of $217.1 million in the segment’s core product lines, primarily copper tube and line sets, (ii) lower net selling prices of $62.1 million in the segment’s core product lines, (iii) a decrease in sales of $48.0 million in the segment’s non-core product lines, and (iv) a decrease in sales of $23.3 million as a result of the disposition of Heatlink Group.

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

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2023, 2022, and 2021:

(In thousands)	2023	2022	2021

Cost of goods sold	$1,686,792	$1,943,174	$1,996,610
Depreciation and amortization	20,461	22,193	23,384
Selling, general, and administrative expense	99,823	93,655	93,749
Impairment charges	6,258	—	—

Operating expenses	$1,813,334	$2,059,022	$2,113,743

	2023	2022	2021

Cost of goods sold	70.8%	71.2%	76.8%
Depreciation and amortization	0.9	0.8	0.9
Selling, general, and administrative expense	4.2	3.4	3.6
Impairment charges	0.3	—	—

Operating expenses	76.2%	75.4%	81.3%

Gross margin as a percentage of sales was 29.2 percent compared with 28.8 percent in the prior year. The decrease in cost of goods sold in 2023 was primarily due to the factors noted above regarding the change in net sales. The decrease in cost of goods sold in 2022 was primarily due to a decrease in the average cost of copper and lower sales volume in certain core product lines.

Depreciation and amortization decreased in 2023 primarily as a result of several long-lived assets becoming fully depreciated and as a result of long-lived assets sold with Heatlink Group, and decreased slightly in 2022 as a result of long-lived assets of businesses sold.

Selling, general, and administrative expense increased for 2023 primarily as a result of (i) higher foreign currency transaction losses of $4.5 million, (ii) higher legal and professional fees of $2.5 million, (iii) higher marketing and advertising costs of $1.5 million, (iv) higher lease and rent expense of $0.7 million, and (v) higher repair, maintenance, and supplies costs of $0.4 million. These increases were partially offset by (i) the absence of expenses associated with Heatlink Group of $2.6 million and (ii) lower employment costs of $1.2 million. Selling, general, and administrative expense in 2022 was consistent with 2021.

During 2023, the segment recognized fixed asset impairment charges on idled equipment of $6.3 million.

Industrial Metals Segment

The following table compares summary operating results for 2023, 2022, and 2021 for the businesses comprising our Industrial Metals segment:

				Percent Change
(In thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

Net sales	$577,875	$644,689	$703,363	(10.4)%	(8.3)%
Operating income	76,379	82,464	85,475	(7.4)	(3.5)

The following are components of changes in net sales compared to the prior year:

	2023 vs. 2022	2022 vs. 2021

Net selling price in core product lines	(1.4)%	1.3%
Unit sales volume in core product lines	(7.6)	(7.3)
Dispositions	—	(5.3)
Other	(1.4)	3.0

	(10.4)%	(8.3)%

The decrease in net sales in 2023 was primarily due to (i) lower unit sales volume of $47.7 million in the segment’s core product lines, primarily brass rod, (ii) lower net selling prices of $8.9 million in the segment’s core product lines, and (iii) lower sales of $6.6 million in the segment’s non-core product lines.

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

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2023, 2022, and 2021:

(In thousands)	2023	2022	2021

Cost of goods sold	$480,510	$543,004	$605,715
Depreciation and amortization	7,273	7,647	6,929
Selling, general, and administrative expense	13,713	11,574	11,698
Gain on sale of businesses	—	—	(6,454)

Operating expenses	$501,496	$562,225	$617,888

	2023	2022	2021

Cost of goods sold	83.2%	84.2%	86.1%
Depreciation and amortization	1.3	1.2	1.0
Selling, general, and administrative expense	2.4	1.8	1.6
Gain on sale of businesses	—	—	(0.9)

Operating expenses	86.9%	87.2%	87.8%

Gross margin as a percentage of sales was 16.8 percent compared with 15.8 percent in the prior year. The decrease in cost of goods sold in 2023 was primarily due to the factors noted above regarding the change in net sales. The decrease in cost of goods sold in 2022 was primarily due to the decrease in the average cost of brass scrap, lower sales volume in the segment’s core product lines, and the disposition of Copper Bar.

Depreciation and amortization decreased slightly in 2023 as a result of several long-lived assets becoming fully depreciated. Depreciation and amortization increased slightly in 2022 as a result of long-lived assets placed into service.

Selling, general, and administrative expense increased in 2023 primarily as a result of (i) higher legal and professional fees of $1.5 million, (ii) gains on the disposal of assets of $1.0 million recorded in the prior year, and (iii) higher repair and maintenance costs of $0.6 million. These increases were partially offset by lower employment costs of $1.0 million. Selling, general, and administrative expense in 2022 was consistent with 2021.

During 2021, the segment recognized a gain of $6.5 million on the sale of the Copper Bar business.

Climate Segment

The following table compares summary operating results for 2023, 2022, and 2021 for the businesses comprising our Climate segment:

				Percent Change
(In thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

Net sales	$500,790	$650,307	$495,414	(23.0)%	31.3%
Operating income	171,864	188,067	85,536	(8.6)	119.9

Net sales for 2023 decreased primarily as a result of reduced demand, particularly for products utilized in residential construction, and a decrease in volume and price in certain product lines.  Net sales for 2022 increased primarily as a result of an increase in volume and price in certain product lines, as well as incremental sales of $33.3 million recorded by H&C Flex. These increases were partially offset by a decrease in sales of $35.6 million as a result of the dispositions of FTP and STI in 2021.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2023, 2022, and 2021:

(In thousands)	2023	2022	2021

Cost of goods sold	$311,875	$416,953	$367,343
Depreciation and amortization	7,567	9,174	10,379
Selling, general, and administrative expense	28,950	36,113	29,327
Impairment charges	$—	$—	$2,829
Gain on insurance settlement	$(19,466)	$—	$—

Operating expenses	$328,926	$462,240	$409,878

	2023	2022	2021

Cost of goods sold	62.3%	64.1%	74.1%
Depreciation and amortization	1.5	1.4	2.1
Selling, general, and administrative expense	5.8	5.6	6.0
Impairment charges	—	—	0.6
Gain on insurance settlement	(3.9)	—	—

Operating expenses	65.7%	71.1%	82.8%

Cost of goods sold decreased in 2023, consistent with factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 37.7 percent compared with 35.9 percent in the prior year. Cost of goods sold increased in 2022, consistent with the increase in net sales.

Depreciation and amortization decreased in 2023 as a result of several long-lived assets becoming fully depreciated. Depreciation and amortization decreased in 2022 as a result of long-lived assets of businesses sold.

Selling, general, and administrative expenses decreased in 2023 as a result of lower employment costs, including agent commissions, of $7.1 million. Selling, general, and administrative expenses increased in 2022 as a result of (i) higher agent commissions of $4.6 million, (ii) incremental expenses associated with H&C Flex of $2.1 million, and (iii) higher employment costs, including incentive compensation, of $1.8 million. These were partially offset by the absence of expenses associated with FTP and STI of $2.4 million.

During 2023, the segment settled the insurance claim related to the August 2022 fire at its Bluff, Illinois manufacturing operation and recognized a $19.5 million gain.

During 2021, the segment recognized impairment charges on goodwill and long-lived assets of $2.8 million.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information for 2023, 2022, and 2021:

(In thousands)	2023	2022	2021

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$708,927	$374,920	$(37,000)
Short-term investments	(119,717)	217,863	—
Property, plant, and equipment, net	5,215	(5,612)	8,990
Total debt	(1,048)	154	(326,001)
Working capital, net of cash and current debt	(173,365)	176,700	141,525

Net cash provided by operating activities	672,766	723,943	311,701
Net cash provided by (used in) investing activities	135,080	(242,003)	29,073
Net cash used in financing activities	(104,509)	(102,655)	(376,722)

Cash Provided by Operating Activities

During 2023, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $609.6 million, (ii) a decrease in inventories of $67.9 million, (iii) a decrease in accounts receivable of $30.9 million, and (iv) non-capital related insurance proceeds of $9.9 million for the August 2022 fire in Bluffs, Illinois. There were also increases due to non-cash adjustments primarily consisting of (i) depreciation and amortization of $40.8 million, (ii) stock-based compensation expense of $23.1 million, and (iii) income from unconsolidated affiliates of $14.8 million. These cash increases were largely offset by (i) a decrease in current liabilities of $40.6 million, (ii) unrealized gains on short-term investments of $24.8 million, (iii) an increase in other assets of $20.7 million, (iv) the gain related to the settlement of the insurance claim for the August 2022 fire in Bluffs, Illinois of $19.5 million, and (v) the gain on the sale of securities of $17.1 million.

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

Cash Provided by (Used in) Investing Activities

The major components of net cash provided by investing activities in 2023 included (i) proceeds from the maturity of short-term investments of $217.9 million, (ii) proceeds from the sale of securities of $55.5 million, and (iii) insurance proceeds of $24.6 million for property and equipment related to the fire at our Bluff, Illinois facility and the tornado at our Covington, Tennessee manufacturing operations. These sources were partially offset by (i) the purchase of short-term investments of $106.2 million and (ii) capital expenditures of $54.0 million.

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

Cash Used in Financing Activities

For 2023, net cash used in financing activities consisted primarily of (i) $66.9 million used for the payment of regular quarterly dividends to stockholders of the Company, (ii) $19.3 million used for the repurchase of common stock, (iii) $9.3 million used for the payment of dividends to noncontrolling interests, and (iv) $8.8 million used to settle stock-based awards.

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

Liquidity and Outlook

We believe that cash provided by operations, funds available under the Credit Agreement, and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.  Our current ratio was 6.4 to 1 as of December 30, 2023.

As of December 30, 2023, $89.5 million of our cash and cash equivalents were held by foreign subsidiaries.  The Company continues to assert that a portion of the undistributed earnings of its foreign subsidiaries are permanently reinvested.  No taxes have been accrued with respect to these undistributed earnings or any additional outside basis differences. The Company has accrued appropriate taxes for any undistributed earnings that are not considered permanently reinvested.

We believe that cash held domestically, funds available through the Credit Agreement, and cash generated from U.S. based operations will be adequate to meet the future needs of our U.S. based operations.

Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories, accounts receivable, and accounts payable.  The price of copper has fluctuated significantly and averaged approximately $3.86 in 2023, $4.01 in 2022, and $4.24 in 2021.

We have significant environmental remediation obligations which we expect to pay over future years.  Approximately $2.2 million was spent during 2023 for environmental matters.  As of December 30, 2023, we expect to spend $3.8 million in 2024, $0.8 million in 2025, $0.6 million in 2026, $0.7 million in 2027, $0.7 million in 2028, and $12.3 million thereafter for ongoing projects.

Cash used to fund pension and other postretirement benefit obligations was $0.7 million in 2023 and $0.5 million in 2022.  We anticipate making contributions of approximately $1.0 million to these plans in 2024.

The Company declared and paid a quarterly cash dividend of 6.5 cents per common share during each quarter of 2021, 12.5 cents per common share during each quarter of 2022, and 15.0 cents per common share during each quarter of 2023.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, and other factors.

Capital Expenditures

During 2023 our capital expenditures were $54.0 million.  We anticipate investing approximately $50.0 million to $60.0 million for capital expenditures in 2024.

Long-Term Debt

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures on March 31, 2026.  Funds borrowed under the Credit Agreement may be used for working capital purposes and other general corporate purposes.  In addition, the Credit Agreement provides a sublimit of $50.0 million for the issuance of letters of credit, a sublimit of $35.0 million for loans and letters of credit made in certain foreign currencies, and a swing line loan sublimit of $25.0 million.  Outstanding letters of credit and foreign currency loans reduce borrowing availability under the Credit Agreement.  There were no borrowings outstanding under the Credit Agreement at December 30, 2023.

Jungwoo-Mueller has several secured revolving credit arrangements with a total borrowing capacity of KRW 20.0 billion (or approximately $15.3 million).  Borrowings are secured by the real property and equipment of Jungwoo-Mueller.  There were no borrowings outstanding at Jungwoo-Mueller as of December 30, 2023.

As of December 30, 2023, the Company’s total debt was $1.0 million or less than 1 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of December 30, 2023, we were in compliance with all of our debt covenants.

Share Repurchase Program
The Company’s Board of Directors has extended, until July 2024, its authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions. We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 30, 2023, the Company had repurchased approximately 15.0 million shares under this authorization.

CONTRACTUAL CASH OBLIGATIONS

The following table presents payments due by the Company under contractual obligations with minimum firm commitments as of December 30, 2023:

		Payments Due by Year
(In millions)	Total	2024	2025-2026	2027-2028	Thereafter

Total debt	$1.0	$0.8	$0.2	$—	$—
Operating and capital leases	39.1	9.4	15.5	9.5	4.7
Heavy machinery and equipment	13.8	13.8	—	—	—
Purchase commitments (1)	742.4	734.3	2.8	2.4	2.9
Settlement offer at Lead Refinery Site	1.1	1.1	—	—	—
Transition tax on accumulated foreign earnings	1.9	—	1.9	—	—

Total contractual cash obligations	$799.3	$759.4	$20.4	$11.9	$7.6

(1)This includes contractual supply commitments totaling $654.5 million at year-end prices; these contracts contain variable pricing based on Comex and the London Metals Exchange quoted prices. These commitments are for purchases of raw materials, primarily copper cathode and brass scrap, that are expected to be consumed in the ordinary course of business.

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

The Company occasionally enters into forward fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At December 30, 2023, we held open futures contracts to purchase approximately $5.8 million of copper over the next twelve months related to fixed-price sales orders and to sell approximately $61.3 million of copper over the next twelve months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  There were no open futures contracts to purchase natural gas at December 30, 2023.

Interest Rates

The Company had no variable-rate debt outstanding at December 30, 2023 and December 31, 2022.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pre-tax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on the Secured Overnight Financing Rate (SOFR).

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At December 30, 2023, we had open forward contracts with a financial institution to sell approximately 4.9 million euros, 44.2 million Swedish kronor, and 11.8 million Norwegian kroner through April 2024.

The Company’s primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars.  The primary currencies to which we are exposed include the Canadian dollar, the British pound sterling, the Mexican peso, the South Korean won, and the Bahraini dinar.  The Company generally views its investments in foreign subsidiaries with a functional currency other than the U.S. dollar as long-term.  As a result, we generally do not hedge these net investments.  The net investment in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates was $270.8 million at December 30, 2023 and $338.6 million at December 31, 2022.  The potential loss in value of the Company’s net investment in foreign subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at December 30, 2023 and December 31, 2022 amounted to $27.1 million and $33.9 million, respectively.  This change would be reflected in the foreign currency translation component of AOCI in the equity section of our Consolidated Balance Sheets until the foreign subsidiaries are sold or otherwise disposed.

We have significant investments in foreign operations whose functional currency is the British pound sterling, the Mexican peso, the Canadian dollar, the South Korean won, and the Bahraini dinar.  In 2023, the value of the British pound increased approximately six percent, the Mexican peso increased approximately 14 percent, the Canadian dollar increased approximately three percent, the South Korean won decreased approximately one percent, and the Bahraini dinar remained consistent, relative to the U.S. dollar.  The resulting net foreign currency translation gains were included in calculating net other comprehensive income for the year ended December 30, 2023 and were recorded as a component of AOCI.

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

Impairment of Goodwill

As of December 30, 2023, we had $151.8 million of recorded goodwill from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets we have acquired.
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
We identify reporting units by evaluating components of our operating segments and combining those components with similar economic characteristics.  Reporting units with significant recorded goodwill include Domestic Piping Systems, B&K LLC, Great Lakes, European Operations, Jungwoo-Mueller, Mueller Middle East, Westermeyer, and Flex Duct.
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
We evaluated each reporting unit during the fourth quarters of 2023 and 2022, as applicable. The estimated fair value of each of these reporting units exceeded its carrying values in 2023 and 2022, and we do not believe that any of these reporting units were at risk of impairment as of December 30, 2023.

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

The expected return on plan assets is determined using the market value of plan assets.  Differences between assumed and actual returns are amortized to the market value of assets on a straight-line basis over the average remaining service period of the plan participants using the corridor approach.  The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions.  These unrecognized gains and losses are amortized when the net gains and losses exceed 10 percent of the greater of the market value of the plan assets or the projected benefit obligation.  The amount in excess of the corridor is amortized over the average remaining service period of the plan participants.  For 2023, the average remaining service period for the pension plans was 11 years.

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

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 30, 2023, December 31, 2022, and December 25, 2021

(In thousands, except per share data)	2023	2022	2021

Net sales	$3,420,345	$3,982,455	$3,769,345

Cost of goods sold	2,433,511	2,864,862	2,938,989
Depreciation and amortization	39,954	43,731	45,390
Selling, general, and administrative expense	208,172	203,086	184,052
Gain on sale of businesses	(4,137)	—	(57,760)
Gain on sale of assets, net	—	(6,373)	—
Impairment charges	6,258	—	2,829
Gain on insurance settlement	(19,466)	—	—

Operating income	756,053	877,149	655,845

Interest expense	(1,221)	(810)	(7,709)
Interest income	38,208	6,457	353
Realized and unrealized gains on short-term investments	41,865	2,918	—
Gain on extinguishment of NMTC liability	7,534	—	—
Redemption premium	—	—	(5,674)
Environmental expense	(825)	(1,298)	(5,053)
Pension plan termination expense	—	(13,100)	—
Other income, net	3,618	4,715	3,377

Income before income taxes	845,232	876,031	641,139

Income tax expense	(220,762)	(223,322)	(165,858)
(Loss) income from unconsolidated affiliates, net of foreign tax	(14,821)	10,111	(157)

Consolidated net income	609,649	662,820	475,124

Net income attributable to noncontrolling interests	(6,752)	(4,504)	(6,604)

Net income attributable to Mueller Industries, Inc.	$602,897	$658,316	$468,520

Weighted average shares for basic earnings per share	111,420	111,558	112,022
Effect of dilutive stock-based awards	2,242	1,552	1,574

Adjusted weighted average shares for diluted earnings per share	113,662	113,110	113,596

Basic earnings per share	$5.41	$5.90	$4.18

Diluted earnings per share	$5.30	$5.82	$4.12

Dividends per share	$0.60	$0.50	$0.26

See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 30, 2023, December 31, 2022, and December 25, 2021

(In thousands)	2023	2022	2021

Consolidated net income	$609,649	$662,820	$475,124

Other comprehensive income (loss), net of tax:
Foreign currency translation	21,943	(30,382)	(6,730)
Net change with respect to derivative instruments and hedging activities, net of tax of $373, $(200), and $47	(1,273)	683	(181)
Net change in pension and postretirement obligation adjustments, net of tax of $1,308, $(4,381), and $(1,379)	(3,852)	12,722	5,703
Attributable to unconsolidated affiliates, net of tax of $(266), $(784), and $(284)	917	2,702	978

Total other comprehensive income (loss), net	17,735	(14,275)	(230)

Consolidated comprehensive income	627,384	648,545	474,894
Comprehensive income attributable to noncontrolling interests	(7,533)	(1,057)	(4,838)

Comprehensive income attributable to Mueller Industries, Inc.	$619,851	$647,488	$470,056

See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 30, 2023 and December 31, 2022

(In thousands, except share data)	2023	2022

Assets

Current assets:
Cash and cash equivalents	$1,170,893	$461,018
Short-term investments	98,146	217,863
Accounts receivable, less allowance for doubtful accounts of $2,830 in 2023 and $2,687 in 2022	351,561	380,352
Inventories	380,248	448,919
Other current assets	39,173	26,501

Total current assets	2,040,021	1,534,653

Property, plant, and equipment, net	385,165	379,950
Operating lease right-of-use assets	35,170	22,892
Goodwill, net	151,820	157,588
Intangible assets, net	46,208	54,785
Investment in unconsolidated affiliates	83,436	72,364
Other noncurrent assets	17,481	20,167

Total Assets	$2,759,301	$2,242,399

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(continued)
As of December 30, 2023 and December 31, 2022

(In thousands, except share data)	2023	2022

Liabilities

Current liabilities:
Current portion of debt	$796	$811
Accounts payable	120,485	128,000
Accrued wages and other employee costs	55,644	61,915
Current portion of operating lease liabilities	7,893	4,942
Other current liabilities	132,320	152,627

Total current liabilities	317,138	348,295

Long-term debt, less current portion	185	1,218
Pension liabilities	2,832	4,078
Postretirement benefits other than pensions	9,230	8,977
Environmental reserves	15,030	16,380
Deferred income taxes	19,134	16,258
Noncurrent operating lease liabilities	26,683	16,880
Other noncurrent liabilities	10,353	16,349

Total liabilities	400,585	428,435

Equity

Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 250,000,000 in 2023 and 100,000,000 in 2022; issued 160,366,008; outstanding 114,157,918 in 2023 and 114,003,234 in 2022	1,604	802
Additional paid-in capital	312,171	297,270
Retained earnings	2,594,300	2,059,796
Accumulated other comprehensive loss	(47,221)	(64,175)
Treasury common stock, at cost	(523,409)	(502,779)

Total Mueller Industries, Inc. stockholders' equity	2,337,445	1,790,914
Noncontrolling interests	21,271	23,050

Total equity	2,358,716	1,813,964

Commitments and contingencies	—	—

Total Liabilities and Equity	$2,759,301	$2,242,399

See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 30, 2023, December 31, 2022, and December 25, 2021

(In thousands)	2023	2022	2021

Operating activities:
Consolidated net income	$609,649	$662,820	$475,124
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation	34,949	38,157	39,120
Amortization of intangibles	5,005	5,574	6,270
Amortization of debt issuance costs	870	357	265
Loss (income) from unconsolidated affiliates	14,821	(10,111)	157
Insurance proceeds - noncapital related	9,854	1,646	—
Redemption premium	—	—	5,674
Gain on sale of securities	(17,100)	—	—
Gain on insurance settlement	(19,466)	—	—
Stock-based compensation expense	23,131	17,801	9,822
Provision for doubtful accounts receivable	(84)	323	1,216
Gain on disposals of assets	(1)	(6,373)	(769)
Gain on sale of businesses	(4,137)	—	(57,760)
Unrealized gain on short-term investments	(24,765)	—	—
Impairment charges	6,258	—	2,829
Gain on extinguishment of NMTC liability	(7,534)	—	—
Deferred income tax expense (benefit)	4,790	(3,880)	7,413
Changes in assets and liabilities, net of effects of businesses acquired and sold:
Receivables	30,915	82,713	(124,708)
Inventories	67,903	(24,189)	(119,514)
Other assets	(20,700)	(8,971)	919
Current liabilities	(40,606)	(26,633)	73,755
Other liabilities	(3,497)	(7,564)	(5,467)
Other, net	2,511	2,273	(2,645)

Net cash provided by operating activities	672,766	723,943	311,701

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
Years Ended December 30, 2023, December 31, 2022, and December 25, 2021

(In thousands)	2023	2022	2021

Investing activities:
Proceeds from sale of assets, net of cash transferred	279	7,850	2,302
Purchase of short-term investments	(106,231)	(217,863)	—
Acquisition of businesses, net of cash acquired	—	—	(30,206)
Proceeds from sale of business, net of cash sold	—	—	81,884
Capital expenditures	(54,025)	(37,639)	(31,833)
Payment received for (issuance of) notes receivable	—	—	8,539
Insurance proceeds - capital related	24,646	3,354	—
Proceeds from the sale of securities	55,454	—	—
Proceeds from the maturity of short-term investments	217,863	—	—
Dividends from unconsolidated affiliates	1,093	2,295	—
Investments in unconsolidated affiliates	(3,999)	—	(1,613)

Net cash provided by (used in) investing activities	135,080	(242,003)	29,073

Financing activities:
Dividends paid to stockholders of Mueller Industries, Inc.	(66,868)	(55,787)	(29,137)
Dividends paid to noncontrolling interests	(9,312)	(7,248)	(9,722)
Issuance of long-term debt	—	—	595,000
Repayments of long-term debt	(241)	(204)	(920,610)
(Repayment) issuance of debt by consolidated joint ventures, net	(30)	67	(5,113)
Repurchase of common stock	(19,303)	(38,054)	(4,864)
Payment of contingent consideration	—	—	(1,250)
Net cash (used) received to settle stock-based awards	(8,755)	(1,429)	85
Debt issuance costs	—	—	(1,111)

Net cash used in financing activities	(104,509)	(102,655)	(376,722)

Effect of exchange rate changes on cash	5,590	(4,365)	(1,052)

Increase (decrease) in cash, cash equivalents, and restricted cash	708,927	374,920	(37,000)
Cash, cash equivalents, and restricted cash at the beginning of the year	465,296	90,376	127,376

Cash, cash equivalents, and restricted cash at the end of the year	$1,174,223	$465,296	$90,376
See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 30, 2023, December 31, 2022, and December 25, 2021

	2023		2022		2021
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at beginning of year	160,366	$802	160,366	$802	160,366	$802
Issuance of shares under two-for-one stock split	—	802	—	—	—	—

Balance at end of year	160,366	$1,604	160,366	$802	160,366	$802

Additional paid-in capital:
Balance at beginning of year		$297,270		$286,208		$280,051
Acquisition of shares under incentive stock option plans		786		830		720
Stock-based compensation expense		23,131		17,801		9,822
Issuance of shares under two-for-one stock split		(802)		—		—
Issuance of restricted stock		(8,214)		(7,569)		(4,385)

Balance at end of year		$312,171		$297,270		$286,208

Retained earnings:
Balance at beginning of year		$2,059,796		$1,458,489		$1,019,694
Net income attributable to Mueller Industries, Inc.		602,897		658,316		468,520
Dividends paid or payable to stockholders of Mueller Industries, Inc.		(68,393)		(57,009)		(29,725)

Balance at end of year		$2,594,300		$2,059,796		$1,458,489

Accumulated other comprehensive loss:
Balance at beginning of year		$(64,175)		$(53,347)		$(54,883)
Total other comprehensive income (loss) attributable to Mueller Industries, Inc.		16,954		(10,828)		1,536

Balance at end of year		$(47,221)		$(64,175)		$(53,347)

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(continued)
Years Ended December 30, 2023, December 31, 2022, and December 25, 2021

	2023		2022		2021
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Treasury stock:
Balance at beginning of year	46,363	$(502,779)	45,774	$(470,034)	46,192	$(468,919)
Issuance of shares under incentive stock option plans	57	(9,541)	(153)	(2,260)	(176)	(636)
Repurchase of common stock	516	(19,303)	1,438	(38,054)	194	(4,864)
Issuance of restricted stock	(728)	8,214	(696)	7,569	(436)	4,385

Balance at end of year	46,208	$(523,409)	46,363	$(502,779)	45,774	$(470,034)

Noncontrolling interests:
Balance at beginning of year		$23,050		$34,845		$24,315
Purchase of Mueller Middle East		—		(5,604)		15,414
Dividends paid to noncontrolling interests		(9,312)		(7,248)		(9,722)
Net income attributable to noncontrolling interests		6,752		4,504		6,604
Foreign currency translation		781		(3,447)		(1,766)

Balance at end of year		$21,271		$23,050		$34,845

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

Fiscal Years

The Company’s fiscal year ends on the last Saturday of December and consisted of 52 weeks in 2023, 53 weeks in 2022, and 52 weeks in 2021. These dates were December 30, 2023, December 31, 2022, and December 25, 2021.

Basis of Presentation

The Consolidated Financial Statements include the accounts of Mueller Industries, Inc. and its majority-owned subsidiaries.  The noncontrolling interests represent a private ownership interest of 40 percent of Jungwoo Metal Ind. Co., LTD (Jungwoo-Mueller) and 45 percent of Mueller Middle East WLL (Mueller Middle East). The Company records the results of Jungwoo-Mueller one month in arrears in the Consolidated Financial Statements.

Certain prior year balances have been reclassified to conform to current year presentation.

Common Stock Split

On September 26, 2023, the Company’s shareholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the total number of authorized shares of Common Stock from 100,000,000 to 250,000,000. Subsequently, the Company’s Board of Directors announced a two-for-one stock split of its common stock effected in the form of a stock dividend of one share for each outstanding share. The record date for the stock split was October 6, 2023, and the additional shares were distributed on October 20, 2023. Shares authorized in prior periods are not adjusted. All other references to share and per share amounts presented in the Consolidated Financial Statements and this Annual Report on Form 10-K have been adjusted retroactively to reflect the stock split.

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

Cash Equivalents and Restricted Cash

Temporary investments with original maturities of three months or less are considered to be cash equivalents.  These investments are stated at cost.  At December 30, 2023 and December 31, 2022, temporary investments consisted of money market mutual funds, commercial paper, bank repurchase agreements, and U.S. and foreign government securities totaling approximately $1.01 billion and $329.4 million, respectively.

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program. See “Note 4 – Cash, Cash Equivalents, and Restricted Cash” for additional information.

Short-Term Investments

The fair value of short-term investments at December 30, 2023, consisting of marketable securities, approximates the carrying value on that date. These marketable securities are stated at fair value and classified as level 1 within the fair value hierarchy. This classification is defined as a fair value determined using observable inputs that reflect quoted prices in active markets for identical assets.

During 2023, the Company recognized gains of $41.9 million on short-term investments, of which $17.1 million was realized on the sale of marketable securities and the remaining $24.8 million represents unrealized gains relating to the excess fair value over the related cost basis of the marketable securities as of December 30, 2023.

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

Allowance for Doubtful Accounts

The Company routinely grants credit to many of its customers without collateral. The risk of credit loss in trade receivables is substantially mitigated by the credit evaluation process. The Company provides an allowance for receivables that may not be fully collected.  In circumstances where the Company is aware of a customer’s inability to meet their financial obligations (e.g., bankruptcy filings or substantial credit rating downgrades), it records an allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount it believes most likely will be collected.  For all other customers, the Company recognizes an allowance for doubtful accounts based on its historical collection experience and the impact of current economic conditions.  If circumstances change (e.g., greater than expected defaults or an unexpected material change in a major customer’s ability to meet their financial obligations), the Company could change its estimate of the recoverability of amounts due by a material amount. Historically, credit losses have been within management’s expectations. The balance for uncollectible accounts was $2.8 million and $2.7 million as of December 30, 2023 and December 31, 2022, respectively.

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

The Company records its proportionate share of the investee’s net income or loss, net of foreign taxes, one quarter in arrears as income (loss) from unconsolidated affiliates, net of foreign tax, in the Consolidated Statements of Income.  The Company’s proportionate share of the investee’s other comprehensive income (loss), net of income taxes, is recorded in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Changes in Equity.  The U.S. tax effect of the Company’s proportionate share of Tecumseh’s income or loss is recorded in income tax expense in the Consolidated Statements of Income. In general, the equity investment in unconsolidated affiliates is equal to the current equity investment less the investee’s net accumulated losses.

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

Pension Benefit Plans

The Company sponsors qualified and nonqualified pension benefit plans in certain foreign locations.  The Company recognizes the overfunded or underfunded status of the plans as an asset or liability in the Consolidated Balance Sheets with changes in the funded status recorded through comprehensive income in the year in which those changes occur.  The obligations for these plans are determined by actuaries and affected by the assumptions, including discount rates, expected long-term return on plan assets for defined benefit pension plans, and certain employee-related factors, such as retirement age and mortality.  The Company evaluates its assumptions periodically and makes adjustments as necessary.

The expected return on plan assets is determined using the market value of plan assets.  Differences between assumed and actual returns are amortized to the market value of assets on a straight-line basis over the average remaining service period of the plan participants using the corridor approach.  The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions.  These unrecognized gains and losses are amortized when the net gains and losses exceed 10 percent of the greater of the market value of the plan assets or the projected benefit obligation.  The amount in excess of the corridor is amortized over the average remaining service period of the plan participants.  For 2023, the average remaining service period for the pension plans was 11 years.

We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield available on high quality corporate bonds of a term that reflects the maturity and duration of expected benefit payments. See “Note 14 – Benefit Plans” for additional information.

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

Environmental expenses that relate to ongoing operations are included as a component of cost of goods sold.  Environmental expenses related to non-operating properties are presented below operating income in the Consolidated Statements of Income.  See “Note 15 – Commitments and Contingencies” for additional information.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards calculated using the treasury stock method.  There were approximately 98 thousand stock-based awards excluded from the computation of diluted earnings per share for the year ended December 30, 2023 because they were antidilutive.

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

These estimates are highly subjective and could be affected by changes in business conditions and other factors.  Changes in any of these factors could have a material impact on future income tax expense.  See “Note 16 – Income Taxes” for additional information.

Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between the Company and its customers, primarily value added taxes in foreign jurisdictions, are accounted for on a net (excluded from revenues and costs) basis.

Stock-Based Compensation

The Company has in effect stock incentive plans under which stock-based awards have been granted to certain employees and members of its Board of Directors.  Stock-based compensation expense is recognized in the Consolidated Statements of Income as a component of selling, general, and administrative expense based on the grant date fair value of the awards.  See “Note 18 – Stock-Based Compensation” for additional information.

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

The fair value of long-term debt at December 30, 2023 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

Foreign Currency Translation

For foreign subsidiaries for which the functional currency is not the U.S. dollar, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year.  Translation gains and losses are included in equity as a component of AOCI.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recognized in selling, general, and administrative expense in the Consolidated Statements of Income. Included in the Consolidated Statements of Income were net transaction losses of $4.4 million in 2023, gains of $1.0 million in 2022, and losses of $0.6 million in 2021.

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

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The updated guidance requires retrospective adoption, and early adoption is permitted. The Company does not expect the adoption of the ASU to have a material impact on its Consolidated Financial Statements.

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

The following table summarizes the allocation of the purchase price to acquire these businesses, which were financed by available cash balances, as well as the assets acquired and liabilities assumed at the respective acquisition dates.  The purchase price allocations for all acquisitions have been finalized as of December 30, 2023.

(In thousands)	Mueller Middle East	H&C Flex

Total consideration	$20,017	$15,279

Allocated to:
Accounts receivable	10,652	—
Inventories	4,727	4,511
Other current assets	1,744	—
Property, plant, and equipment	26,664	10,813
Operating lease right-of-use assets	935	—
Goodwill	864	—
Intangible assets	452	—
Total assets acquired	46,038	15,324

Accounts payable	4,593	—
Other current liabilities	10,941	45
Other noncurrent liabilities	692	—
Total liabilities assumed	16,226	45

Noncontrolling interest	9,795	—

Net assets acquired	$20,017	$15,279

The following details the total intangible assets identified in the allocation of the purchase price at the respective acquisition dates:

(In thousands)	Estimated Useful Life	Mueller Middle East

Intangible asset type:
Customer relationships	20 years	$452

Total intangible assets		$452

2023 Dispositions

Heatlink Group

Effective July 3, 2023, the Company transferred 100 percent of the outstanding shares of Heatlink Group, Inc. and Heatlink Group USA, LLC for an additional 11 percent equity interest in the limited liability company in the retail distribution business. This equity interest, combined with the 17 percent equity interest acquired with the contribution of Die-Mold in 2021, gives the Company a 28 percent equity interest in the limited liability company. Heatlink Group produces a complete line of products for PEX plumbing and radiant systems in Canada and sells these products in Canada and the U.S. and was included in the Piping Systems segment. Heatlink Group reported net sales of $15.6 million and operating income of $1.7 million for the year ended December 30, 2023 compared to net sales of $39.1 million and operating income of $7.2 million for the year ended December 31, 2022. As a result of the transaction, the Company recognized a gain of $4.1 million in the third quarter of 2023 based on the excess of the fair value of the consideration received (the 11 percent equity interest) over the carrying value of Heatlink Group. The Company equally weighted an income discounted cash flow approach and market comparable companies approach using an EBITDA multiple to determine the fair value of the consideration received of $26.0 million, which is recognized within the Investments in unconsolidated affiliates line of the Consolidated Balance Sheet. The excess of the fair value of the deconsolidated subsidiary over its carrying value resulted in the gain.

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

Die-Mold

On September 2, 2021, the Company entered into a contribution agreement with a limited liability company in the retail distribution business, pursuant to which the Company exchanged the outstanding common stock of Die-Mold for a 17 percent equity interest in the limited liability company. Die-Mold manufactures PEX and other plumbing-related fittings and plastic injection tooling in Canada and sells these products in Canada and the U.S. and was included in the Piping Systems Segment. Die-Mold reported net sales of $10.9 million and operating income of $2.2 million for the year ended December 25, 2021. As a result of the transaction, the Company recognized a gain of $4.7 million based on the excess of the fair value of the consideration received (the 17 percent equity interest) over the carrying value of Die-Mold in 2021. The Company utilized a combination of income and market comparable companies approaches using an EBITDA multiple to determine the fair value of the consideration received of $22.8 million, which is recognized within the Investments in unconsolidated affiliates line of the Consolidated Balance Sheet. The excess of the fair value of the deconsolidated subsidiary over its carrying value resulted in the gain.

Fabricated Tube Products and Shoals Tubular, Inc.

On July 28, 2021, the Company entered into a purchase agreement with J.W. Harris Co., Inc. and Lincoln Electric Holdings, Inc., pursuant to which the Company sold the assets of Fabricated Tube Products (FTP) and all of the outstanding stock of STI for approximately $75.7 million. These businesses manufacture and fabricate valves and assemblies, brazed manifolds, headers, and distributor assemblies used primarily by manufacturers of residential heating and air conditioning units in the U.S. and were included in the Climate segment. They reported combined net sales of $37.0 million and operating income of $5.5 million for the year ended December 25, 2021. The carrying value of the assets disposed totaled $32.7 million, consisting primarily of accounts receivable, inventories, and long-lived assets. The carrying value of the liabilities disposed totaled $3.6 million, consisting primarily of accounts payable. As a result of the transaction, the Company recognized a pre-tax gain of $46.6 million on the sale of these businesses in the Consolidating Financial Statements in 2021.

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

As disclosed in “Note 2 – Acquisitions & Dispositions,” during 2023 the Company exchanged the outstanding common stock of Heatlink Group for an additional equity interest in a limited liability company in the retail distribution business, resulting in the deconsolidation of Heatlink Group and the recognition of a $4.1 million gain. This gain is reported within Corporate and Eliminations. The results of Heatlink Group, prior to deconsolidation, were included within the Piping Systems segment.

During 2021, the Company exchanged the outstanding common stock of Die-Mold for an equity interest in a limited liability company in the retail distribution business, resulting in the deconsolidation of Die-Mold and the recognition of a $4.7 million gain. This gain is reported within Corporate and Eliminations. The results of Die-Mold, prior to deconsolidation, were included within the Piping Systems segment.

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

During 2023 the Company settled the insurance claim related to the August 2022 fire in its Bluffs, Illinois manufacturing operation, resulting in a gain of $19.5 million recognized in the segment.

As disclosed in “Note 2 – Acquisitions & Dispositions,” during 2021 the Company sold the assets of FTP and all of the outstanding stock of STI, resulting in a gain of $46.6 million. This gain is reported within Corporate and Eliminations. The results of FTP and STI, prior to the sale, were included within the Climate segment.

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

During 2023, 2022, and 2021, no single customer exceeded 10 percent of worldwide sales.

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Year Ended December 30, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,926,975	$—	$—	$1,926,975
Brass rod and forgings	—	454,246	—	454,246
OEM components and valves	—	79,879	120,923	200,802
Valves and plumbing specialties	455,598	—	—	455,598
Flex duct and other HVAC components	—	—	379,867	379,867
Other	—	43,750	—	43,750

	$2,382,573	$577,875	$500,790	$3,461,238

Intersegment sales				(40,893)

Net sales				$3,420,345

Disaggregation of revenue from contracts with customers (continued):

	For the Year Ended December 31, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$2,211,963	$—	$—	$2,211,963
Brass rod and forgings	—	510,865	—	510,865
OEM components, tube & assemblies	—	74,647	121,004	195,651
Valves and plumbing specialties	518,121	—	—	518,121
Flex duct and other HVAC components	—	—	529,303	529,303
Other	—	59,177	—	59,177

	$2,730,084	$644,689	$650,307	$4,025,080

Intersegment sales				(42,625)

Net sales				$3,982,455

	For the Year Ended December 25, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$2,055,639	$—	$—	$2,055,639
Brass rod and forgings	—	565,870	—	565,870
OEM components, tube & assemblies	32,557	48,572	137,564	218,693
Valves and plumbing specialties	511,834	—	—	511,834
Flex duct and other HVAC components	—	—	357,850	357,850
Other	—	88,921	—	88,921

	$2,600,030	$703,363	$495,414	$3,798,807

Intersegment sales				(29,462)

Net sales				$3,769,345

Summarized segment information is as follows:

	For the Year Ended December 30, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$2,382,573	$577,875	$500,790	$(40,893)	$3,420,345

Cost of goods sold	1,686,792	480,510	311,875	(45,666)	2,433,511
Depreciation and amortization	20,461	7,273	7,567	4,653	39,954
Selling, general, and administrative expense	99,823	13,713	28,950	65,686	208,172
Gain on sale of businesses	—	—	—	(4,137)	(4,137)
Impairment charges	6,258	—	—	—	6,258
Gain on insurance settlement	—	—	(19,466)	—	(19,466)

Operating income	569,239	76,379	171,864	(61,429)	756,053

Interest expense					(1,221)
Interest income					38,208
Realized and unrealized gains on short-term investments					41,865
Gain on extinguishment of NMTC liability					7,534
Environmental expense					(825)
Other income, net					3,618

Income before income taxes					$845,232

	For the Year Ended December 31, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$2,730,084	$644,689	$650,307	$(42,625)	$3,982,455

Cost of goods sold	1,943,174	543,004	416,953	(38,269)	2,864,862
Depreciation and amortization	22,193	7,647	9,174	4,717	43,731
Selling, general, and administrative expense	93,655	11,574	36,113	61,744	203,086
Gain on sale of assets	—	—	—	(6,373)	(6,373)

Operating income	671,062	82,464	188,067	(64,444)	877,149

Interest expense					(810)
Interest income					6,457
Pension plan termination expense					(13,100)
Realized and unrealized gains on short-term investments					2,918
Environmental expense					(1,298)
Other income, net					4,715

Income before income taxes					$876,031

Segment information (continued):

	For the Year Ended December 25, 2021
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$2,600,030	$703,363	$495,414	$(29,462)	$3,769,345

Cost of goods sold	1,996,610	605,715	367,343	(30,679)	2,938,989
Depreciation and amortization	23,384	6,929	10,379	4,698	45,390
Selling, general, and administrative expense	93,749	11,698	29,327	49,278	184,052
Gain on sale of businesses	—	(6,454)	—	(51,306)	(57,760)
Impairment charges	—	—	2,829	—	2,829

Operating income	486,287	85,475	85,536	(1,453)	655,845

Interest expense					(7,709)
Interest income					353
Redemption premium					(5,674)
Environmental expense					(5,053)
Other income, net					3,377

Income before income taxes					$641,139

Summarized geographic information is as follows:

(In thousands)	2023	2022	2021

Net sales:
United States	$2,572,141	$2,965,053	$2,791,571
United Kingdom	270,128	297,582	330,908
Canada	339,682	410,679	469,652
Asia and the Middle East	153,816	217,750	83,217
Mexico	84,578	91,391	93,997

	$3,420,345	$3,982,455	$3,769,345

Long-lived assets:	2023	2022	2021

United States	$273,604	$266,571	$272,903
United Kingdom	40,045	36,474	36,529
Canada	18,152	23,354	26,422
Asia and the Middle East	50,725	51,193	48,742
Mexico	2,639	2,358	966

	$385,165	$379,950	$385,562

(In thousands)	2023	2022	2021

Expenditures for long-lived assets (including those resulting from business acquisitions):
Piping Systems	$19,118	$20,694	$43,429
Industrial Metals	9,406	6,905	5,744
Climate	15,407	2,611	12,428
General Corporate	10,094	7,429	3,521

	$54,025	$37,639	$65,122

(In thousands)	2023	2022	2021

Segment assets:
Piping Systems	$1,029,821	$1,088,940	$1,160,272
Industrial Metals	157,761	160,702	173,290
Climate	252,561	279,940	250,107
General Corporate	1,319,158	712,817	145,267

	$2,759,301	$2,242,399	$1,728,936

Note 4 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	2023	2022

Cash & cash equivalents	$1,170,893	$461,018
Restricted cash included within other current assets	3,228	4,176
Restricted cash included within other assets	102	102

Total cash, cash equivalents, and restricted cash	$1,174,223	$465,296

Note 5 – Inventories

(In thousands)	2023	2022

Raw materials and supplies	$111,843	$133,189
Work-in-process	61,793	64,177
Finished goods	220,629	265,842
Valuation reserves	(14,017)	(14,289)

Inventories	$380,248	$448,919

Inventories valued using the LIFO method totaled $20.2 million at December 30, 2023 and $16.5 million at December 31, 2022.  At December 30, 2023 and December 31, 2022, the approximate FIFO cost of such inventories was $122.9 million and $117.3 million, respectively.

At the end of 2023 and 2022, the FIFO value of inventory consigned to others was $19.8 million and $14.3 million, respectively.

Note 6 – Consolidated Financial Statement Details

Other Current Liabilities

Included in other current liabilities as of December 30, 2023 and December 31, 2022 were the following: (i) customer rebates of $78.8 million and $82.3 million, respectively, (ii) current taxes payable of $22.8 million and $24.6 million, respectively, and (iii) current environmental liabilities of $3.9 million and $4.2 million, respectively. Additionally, the balance at December 31, 2022 includes a pension withdrawal liability of $13.1 million that was paid in 2023.

Other Income, Net

(In thousands)	2023	2022	2021

Net periodic benefit income	$765	$3,168	$1,903
Accounts payable discounts	1,502	1,609	1,385
Other	1,351	(62)	89

Other income, net	$3,618	$4,715	$3,377

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

At December 30, 2023, the Company held open futures contracts to purchase approximately $5.8 million of copper over the next twelve months related to fixed price sales orders.  The fair value of those futures contracts was a $0.1 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At December 30, 2023, this amount was approximately $0.1 million of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At December 30, 2023, the Company held open futures contracts to sell approximately $61.3 million of copper over the next twelve months related to copper inventory.  The fair value of those futures contracts was a $0.2 million net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	2023	2022	Balance Sheet Location	2023	2022

Commodity contracts - gains	Other current assets	$589	$3,746	Other current liabilities	$16	$—
Commodity contracts - losses	Other current assets	(281)	(1,483)	Other current liabilities	(383)	—

Total derivatives (1)		$308	$2,263		$(367)	$—
(1) Does not include the impact of cash collateral provided to counterparties.

The following table summarizes the effects of derivative instruments on the Consolidated Statements of Income:

(In thousands)	Location	2023	2022

Undesignated derivatives:
(Loss) gain on commodity contracts (nonqualifying)	Cost of goods sold	$(1,071)	$20,659

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Year Ended December 30, 2023
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$1,180	Cost of goods sold	$(2,419)
Other	(34)	Other	—

Total	$1,146	Total	$(2,419)

	For the Year Ended December 31, 2022
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$(7,066)	Cost of goods sold	$7,666
Other	83	Other	—

Total	$(6,983)	Total	$7,666

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At December 30, 2023 and December 31, 2022, the Company had recorded restricted cash in other current assets of $3.2 million and $4.0 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Note 8 – Leases

The Company leases certain facilities, vehicles, and equipment which expire on various dates through 2041. The following table includes supplemental information with regards to the Company’s operating leases:

(In thousands, except lease term and discount rate)	2023	2022

Operating lease right-of-use assets	$35,170	$22,892

Current portion of operating lease liabilities	7,893	4,942
Noncurrent operating lease liabilities	26,683	16,880

Total operating lease liabilities	$34,576	$21,822

Weighted average discount rate	3.55%	3.35%
Weighted average remaining lease term (in years)	5.24	6.03

Some of the Company’s leases include variable lease costs such as taxes, insurance, etc. These costs are immaterial for disclosure.

The following table presents certain information related to operating lease costs and cash paid during the period:

	For the Year Ended
(In thousands)	December 30, 2023	December 31, 2022

Operating lease costs	$9,705	$8,220
Short term lease costs	3,843	4,086

Total lease costs	$13,548	$12,306

Cash paid for amounts included in the measurement of lease liabilities	$9,276	$7,787

Maturities of the Company’s operating leases are as follows:

(In thousands)	Amount

2024	$8,909
2025	8,124
2026	7,110
2027	6,210
2028	3,222
2029 and thereafter	4,646

Total lease payments	38,221
Less imputed interest	(3,645)

Total lease obligations	34,576
Less current obligations	(7,893)

Noncurrent lease obligations	$26,683

Note 9 – Property, Plant, and Equipment, Net

(In thousands)	2023	2022

Land and land improvements	$33,127	$32,707
Buildings	232,169	234,480
Machinery and equipment	654,079	653,997
Construction in progress	82,552	54,748

	1,001,927	975,932
Less accumulated depreciation	(616,762)	(595,982)

Property, plant, and equipment, net	$385,165	$379,950

Depreciation expense for property, plant, and equipment was $34.9 million in 2023, $38.2 million in 2022, and $39.1 million in 2021.

Note 10 – Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Goodwill	$192,316	$8,854	$21,652	$222,822
Accumulated impairment charges	(40,552)	(8,853)	(2,087)	(51,492)

Balance at December 25, 2021:	151,764	1	19,565	171,330

Reductions (1)	(11,216)	—	—	(11,216)
Currency translation	(2,526)	—	—	(2,526)

Balance at December 31, 2022:	138,022	1	19,565	157,588

Reductions (2)	(7,007)	—	—	(7,007)
Currency translation	1,239	—	—	1,239

Balance at December 30, 2023:
Goodwill	172,806	8,854	21,652	203,312
Accumulated impairment charges	(40,552)	(8,853)	(2,087)	(51,492)

Goodwill, net	$132,254	$1	$19,565	$151,820
(1) Includes finalization of the purchase price allocation adjustment for Mueller Middle East of $11.2 million.
(2) Includes disposal of Heatlink Group business.
Reporting units with recorded goodwill include Domestic Piping Systems Group, B&K LLC, Great Lakes, European Operations, Jungwoo-Mueller, Mueller Middle East, Westermeyer, and Flex Duct.  Several factors give rise to goodwill in the Company’s acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired businesses.  With the exception of the Turbotec reporting unit, there were no impairment charges resulting from the 2023, 2022, or 2021 annual impairment tests as the estimated fair value of each of the reporting units exceeded its carrying value.  During the third quarter of 2021, the Company recognized an impairment charge of $2.1 million related to Turbotec, reported within the Climate segment.

Other Intangible Assets

The carrying amount of intangible assets at December 30, 2023 was as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$50,009	$(17,535)	$32,474
Non-compete agreements	2,325	(2,325)	—
Patents and technology	16,681	(8,119)	8,562
Trade names and licenses	12,092	(6,920)	5,172
Other	1,715	(1,715)	—

Other intangible assets	$82,822	$(36,614)	$46,208

The carrying amount of intangible assets at December 31, 2022 was as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$53,156	$(15,658)	$37,498
Non-compete agreements	2,333	(2,333)	—
Patents and technology	18,032	(7,570)	10,462
Trade names and licenses	13,374	(6,697)	6,677
Other	1,676	(1,528)	148

Other intangible assets	$88,571	$(33,786)	$54,785

Amortization expense for intangible assets was $5.0 million in 2023, $5.6 million in 2022, and $6.3 million in 2021.  Future amortization expense is estimated as follows:

(In thousands)	Amount

2024	$4,623
2025	4,505
2026	4,357
2027	4,356
2028	4,117
Thereafter	24,250

Expected amortization expense	$46,208

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

The Company’s income (loss) from unconsolidated affiliates, net of foreign tax, for 2023, 2022, and 2021 included net losses of $22.7 million, net gains of $5.2 million, and net losses of $1.7 million, respectively, for Tecumseh.

Retail Distribution

The Company owns a 28 percent noncontrolling equity interest in a limited liability company in the retail distribution business.

The Company’s income (loss) from unconsolidated affiliates, net of foreign tax, for 2023, 2022, and 2021 included net gains of $7.9 million, $4.9 million, and $0.8 million, respectively, for the retail distribution business.

Note 12 – Debt

Credit Agreement

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility that matures on March 31, 2026.  There were no borrowings outstanding under the Credit Agreement as of December 30, 2023 or December 31, 2022. Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at the Eurocurrency Rate which is determined by the underlying currency of the Credit Extension or the Base Rate as defined by the Credit Agreement, plus a variable premium.  Advances may be based upon the one, three, or six-month interest period.  The variable premium is based upon the Company’s debt to total capitalization ratio, and can range from 112.5 to 162.5 basis points for Eurocurrency Rate loans and 12.5 to 62.5 basis points for Base Rate loans.  At December 30, 2023, the premium was 112.5 basis points for Eurocurrency Rate loans and 12.5 basis points for Base Rate loans.  Additionally, a commitment fee is payable quarterly on the total commitment less any outstanding loans or issued letters of credit, and varies from 15.0 to 30.0 basis points based upon the Company’s debt to total capitalization ratio.  Availability of funds under the Revolving Credit Facility is reduced by the amount of certain outstanding letters of credit, which are used to secure the Company’s payment of insurance deductibles, certain retiree health benefits, and other corporate obligations, totaling approximately $28.7 million at December 30, 2023.  Terms of the letters of credit are generally renewable annually.

Subordinated Debentures

During the first quarter of 2021, the Company announced the redemption of its Subordinated Debentures due 2027. The full redemption of outstanding debentures occurred on April 15, 2021 for a total of $291.4 million in principal plus accrued interest and a redemption premium of $5.7 million that was expensed during the second quarter.

Jungwoo-Mueller

Jungwoo-Mueller has several secured revolving credit arrangements with a total borrowing capacity of KRW 20.0 billion (or approximately $15.3 million).  Borrowings are secured by the real property and equipment of Jungwoo-Mueller.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  At December 30, 2023, the Company was in compliance with all debt covenants.

There was no interest paid in 2023 or 2022. Interest paid in 2021 was $13.9 million.

Note 13 – New Markets Tax Credit Transactions

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

In connection with the financing, Wells Fargo contributed to the Investment Fund, and as such, Wells Fargo is entitled to substantially all of the benefits derived from the NMTCs.  The Investment Fund then contributed the proceeds to certain CDEs, which, in turn, loaned the funds on similar terms as the Leverage Loan to Mueller Copper Tube Company, Inc. (MCTC), an

indirect, wholly-owned subsidiary of the Company.  The proceeds of the loans from the CDEs, including loans representing the capital contribution made by Wells Fargo, net of syndication fees, are restricted for use on the modernization project.

The NMTC is subject to 100 percent recapture for a period of seven years as provided in the Internal Revenue Code.  The Company was required to comply with various regulations and contractual provisions that apply to the NMTC arrangement.  Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, require the Company to indemnify Wells Fargo for any loss or recapture of NMTCs related to the financing until such time as the Company’s obligation to deliver tax benefits is relieved.  This transaction also included a put/call provision whereby the Company may be obligated or entitled to repurchase Wells Fargo’s interest in the Investment Fund.  The Company previously determined the financing arrangement with the Investment Fund and CDEs is a variable interest entity (VIE), and that it is the primary beneficiary of the VIE and has included the VIE in the Company’s Consolidated Financial Statements. In December 2023, Wells Fargo exercised the put option, and as such the Company recognized a gain on the extinguishment of the liability representing Wells Fargo’s interest in the Investment Fund of $7.5 million.

Note 14 – Benefit Plans

Pension and Other Postretirement Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain employees.  The information disclosed below does not include the pension plan in South Korea, as it it immaterial to the Company’s Consolidated Financial Statements. The following tables provide a reconciliation of the changes in the most significant plans’ benefit obligations and the fair value of the plans’ assets for 2023 and 2022, and a statement of the plans’ aggregate funded status:

	Pension Benefits		Other Benefits
(In thousands)	2023	2022	2023	2022

Change in benefit obligation:
Obligation at beginning of year	$50,761	$84,283	$9,240	$11,825
Service cost	—	—	183	291
Interest cost	2,454	1,450	439	346
Actuarial loss (gain)	1,508	(24,154)	(105)	(2,604)
Plan amendments/transference	—	—	101	—
Benefit payments	(3,582)	(2,512)	(686)	(547)
Foreign currency translation adjustment	3,294	(8,306)	385	(71)

Obligation at end of year	54,435	50,761	9,557	9,240

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	62,298	79,478	—	—
Actual return on plan assets	410	(6,371)	—	—
Employer contributions	—	—	686	547
Benefit payments	(3,582)	(2,512)	(686)	(547)
Foreign currency translation adjustment	3,745	(8,297)	—	—

Fair value of plan assets at end of year	62,871	62,298	—	—

Funded (underfunded) status at end of year	$8,436	$11,537	$(9,557)	$(9,240)

The following represents amounts recognized in AOCI (before the effect of income taxes):

	Pension Benefits		Other Benefits
(In thousands)	2023	2022	2023	2022

Unrecognized net actuarial loss (gain)	$7,728	$2,870	$(3,863)	$(4,149)
Unrecognized prior service credit	—	—	(5)	(19)

As of December 30, 2023, $0.2 million of the actuarial net gain and the remainder of the prior service credit will, through amortization, be recognized as components of net periodic benefit cost in 2024.

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

As of December 30, 2023 and December 31, 2022, the total funded status of the plans recognized in the Consolidated Balance Sheets was as follows:

	Pension Benefits		Other Benefits
(In thousands)	2023	2022	2023	2022

Long-term asset	$8,436	$11,537	$—	$—
Current liability	$—	$—	$(1,041)	$(1,068)
Long-term liability	—	—	(8,516)	(8,172)

Total funded (underfunded) status	$8,436	$11,537	$(9,557)	$(9,240)

The components of net periodic benefit cost (income) are as follows:

(In thousands)	2023	2022	2021
Pension benefits:
Interest cost	$2,454	$1,450	$1,272
Expected return on plan assets	(3,260)	(3,568)	(3,671)
Amortization of net loss	—	897	1,536
Settlement charge	—	—	—

Net periodic benefit income	$(806)	$(1,221)	$(863)

Other benefits:
Service cost	$183	$291	$258
Interest cost	439	346	281
Amortization of prior service credit	(2)	(198)	(470)
Amortization of net gain	(449)	(220)	(103)
Curtailment gain	—	(1,756)	—

Net periodic benefit cost (income)	$171	$(1,537)	$(34)

During 2022, the Company recognized a curtailment gain of $1.8 million related to one of its postretirement benefit plans.

The components of net periodic benefit cost (income) other than the service cost component are included in other income, net in the Consolidated Statements of Income.

The weighted average assumptions used in the measurement of the Company’s benefit obligations are as follows:

	Pension Benefits		Other Benefits
	2023	2022	2023	2022

Discount rate	4.40%	4.80%	5.96%	6.08%
Expected long-term return on plan assets	4.30%	5.51%	N/A	N/A
Rate of compensation increases	N/A	N/A	5.00%	5.00%
Rate of inflation	3.20%	3.30%	N/A	N/A

The weighted average assumptions used in the measurement of the Company’s net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021

Discount rate	4.80%	1.90%	1.40%	6.08%	3.73%	2.92%
Expected long-term return on plan assets	5.51%	4.96%	4.69%	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A	5.00%	5.00%	5.00%
Rate of inflation	3.30%	3.70%	3.20%	N/A	N/A	N/A

The Company’s Mexican postretirement plans use the rate of compensation increase in the benefit formulas.  Past service in the U.K. pension plan will be adjusted for the effects of inflation.  All other pension and postretirement plans use benefit formulas based on length of service.

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to range from 4.9 to 8.2 percent for 2024, gradually decrease to 4.1 percent through 2040, and remain at that level thereafter.  The health care cost trend rate assumption does not have a significant effect on the amounts reported.

Pension Assets

The weighted average asset allocation of the Company’s pension fund assets are as follows:

	Pension Plan Assets
Asset category	2023	2022

Pooled liability investments	99%	—%
Equity securities (includes equity mutual funds)	—	67
Multi-asset securities	—	22
Cash and equivalents (includes money market funds)	1	1
Alternative investments	—	10

Total	100%	100%

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

The estimated rates of return on plan assets are the expected future long-term rates of earnings on plan assets and are forward-looking assumptions that materially affect pension cost.  Establishing the expected future rates of return on pension assets is a judgmental matter.  The Company reviews the expected long-term rates of return on an annual basis and revises as appropriate.  The expected long-term rate of return on plan assets was 4.30 percent for 2023 and 5.51 percent in 2022.

The Company’s investments for its pension plans are reported at fair value.  The following methods and assumptions were used to estimate the fair value of the Company’s plan asset investments:

Cash and money market funds – Valued at cost, which approximates fair value.

Pooled liability investments – These funds are primarily invested in U.K. government bonds and highly rated corporate bonds. The level 2 fair value is determined utilizing observable inputs of the underlying assets.

Mutual funds – Valued at the net asset value of shares held by the plans, based upon quoted market prices.

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

The following table sets forth by level, within the fair value hierarchy, the assets of the plans at fair value:

	Fair Value Measurements at December 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$502	$—	$—	$502
Pooled liability investments	—	62,369	—	62,369

Total	$502	$62,369	$—	$62,871

	Fair Value Measurements at December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$829	$—	$—	$829
Mutual funds (1)	—	55,441	—	55,441
Limited partnerships	—	—	6,028	6,028

Total	$829	$55,441	$6,028	$62,298

(1)Approximately 78 percent of mutual funds are actively managed funds and approximately 22 percent of mutual funds are index funds.  Additionally, 24 percent of the mutual funds’ assets are invested in non-U.S. multi-asset securities and 76 percent in non-U.S. equities.

The table below reflects the changes in the assets of the plan measured at fair value on a recurring basis using significant unobservable inputs (level 3 of fair value hierarchy) during the year ended December 30, 2023:

(In thousands)	Limited Partnerships

Balance, December 31, 2022	$6,028
Liquidation	(6,028)

Balance, December 30, 2023	$—

Contributions and Benefit Payments

The Company does not expect to contribute to the U.K. pension plan, other than to reimburse expenses, and expects to contribute $1.0 million to its other postretirement benefit plans in 2024. The Company expects future benefits to be paid from the plans as follows:

(In thousands)	Pension Benefits	Other Benefits

2024	$3,418	$1,042
2025	3,540	1,045
2026	3,667	1,080
2027	3,798	877
2028	3,934	922
2028-2032	21,886	4,146

Total	$40,243	$9,112

401(k) Plans

The Company sponsors voluntary employee savings plans that qualify under Section 401(k) of the Internal Revenue Code of 1986.  Compensation expense for the Company’s matching contribution to the 401(k) plans was $4.9 million in 2023, $4.9 million in 2022, and $4.5 million in 2021.  The Company match is a cash contribution.  Participants direct the investment of their account balances by allocating among a range of asset classes including mutual funds (equity, fixed income, and balanced funds) and money market funds.  The plans do not allow direct investment in securities issued by the Company.

U. K. Pension Plan

During 2023, a United Kingdom High Court issued a ruling involving another U.K. company’s defined benefit pension scheme regarding the impact of not obtaining certain documentation under section 37 of the Pension Scheme Act of 2003 could have on plan amendments in relation to the contracting out of state benefit pension. The ruling is subject to appeal and the Company will continue to evaluate this matter. The Company continues to account for it U.K. pension scheme in accordance with all relevant plan agreements and amendments, as they represent the terms that are mutually understood by the employer and plan participants.

Note 15 – Commitments and Contingencies

Environmental

The Company is subject to federal, state, local, and foreign environmental laws and regulations.  For all properties, the Company has provided and charged to expense $0.7 million in 2023, $1.4 million in 2022, and $5.0 million in 2021 for pending environmental matters.  Environmental reserves totaled $18.9 million at December 30, 2023 and $20.5 million at December 31, 2022.  As of December 30, 2023, the Company expects to spend $3.8 million in 2024, $0.8 million in 2025, $0.6 million in 2026, $0.7 million in 2027, $0.7 million in 2028, and $12.3 million thereafter for ongoing projects.

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

Lanyon. With respect to the Lanyon Site, in 2016, the Company received a general notice letter from the United States Environmental Protection Agency (EPA) asserting that the Company is a PRP, which the Company has denied.  EPA issued an interim record of decision in 2017 and has been remediating properties at the site. According to EPA, 1,371 properties were to be remediated. In August 2023, EPA issued a five-year review indicating that the cleanup of approximately 300 remaining residential properties would be completed in 2026. A record of decision concerning the cleanup is scheduled for May 2025.

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980s, of implementing various remedial measures, including sealing mine portals with concrete plugs in portals that were discharging water.  The sealing program achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 QCB Order, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage, and again extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new 10-year permit will include an order requiring continued implementation of BMP through 2034 to address residual discharges of acid rock drainage.  At this site, MRRC spent approximately $1.2 million from 2021 through 2023 for remediation, and currently estimates that it will spend between approximately $14.1 million and $16.1 million over the next 30 years and has accrued a reserve at the low end of this range.

Lead Refinery Site

U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of MRRC, has conducted corrective action and interim remedial activities (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act since December 1996.  Although the Site Activities have been substantially concluded, Lead Refinery is required to perform monitoring and maintenance-related activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management effective as of March 2, 2013.  Lead Refinery spent approximately $0.6 million from 2021 through 2023 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are estimated at between $1.6 million and $2.2 million over the next 13 years. The Company has recorded a reserve at the low end of this range.

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). Subsequent thereto, the Company and Lead Refinery reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs then estimated it would cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs.  As of year-end, the Company has made payments of approximately $7.6 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs. In March 2022, Lead Refinery entered into an administrative settlement agreement and order on consent with the EPA, along with the four other PRPs, which involves payment of certain past and future costs relating to operable unit 1, in exchange for certain releases and contribution protection for the Company, Lead Refinery, and their respective affiliates relating to that operable unit. The settlement became effective in September 2022. The Company reserved $3.3 million for this settlement at the end of 2021. In March 2018, a group of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in civil tort action relating to the site. The Company, Arava, and MRRC have been voluntarily dismissed from that litigation without prejudice. Lead Refinery subsequently answered plaintiffs’ amended complaint, but has filed a motion for partial judgment on the pleadings which remains pending.  At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1), including, but not limited to, EPA oversight costs for which the EPA may attempt to seek reimbursement from the Company, and past costs for which other PRPs may attempt to seek contribution from the Company.

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

Operating Properties

Mueller Copper Tube Products, Inc.

In 1999, Mueller Copper Tube Products, Inc. (MCTP), a wholly owned subsidiary, commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant to remove trichloroethylene, a cleaning solvent formerly used by MCTP.  On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation Report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater from the Arkansas Department of Environmental Quality (ADEQ).  The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.  Effective November 17, 2008, MCTP entered into a Settlement Agreement and Administrative Order by Consent to submit a Supplemental Investigation Work Plan (SIWP) and subsequent Final Remediation Work Plan (RWP) for the site.  By letter dated January 20, 2010, ADEQ approved the SIWP as submitted, with changes acceptable to the Company.  On December 16, 2011, MCTP entered into an amended Administrative Order by Consent to prepare and implement a revised RWP regarding final remediation for the Site.  The remediation system was activated in February 2014.  Costs to implement the work plans, including associated general and administrative costs, are estimated to approximate $0.4 million over the next two years.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at December 30, 2023 were $28.7 million.

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

In March 2023, a portion of the Company’s Covington, Tennessee manufacturing operation was damaged by a tornado. The extent of the damage to inventories, production equipment, and building structures is currently being assessed. The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance subject to customary deductibles. Any gain resulting from insurance proceeds for property damage in excess of the net book value of the related property will be recognized in income upon settlement of the claim. In addition, the Company has deferred recognition of direct, identifiable costs associated with this matter. These costs will also be recognized upon settlement of the insurance claim. As of December 30, 2023, the Company has received advances totaling $10.0 million from the insurance company for this claim.

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

Note 16 – Income Taxes

The components of income before income taxes were taxed under the following jurisdictions:

(In thousands)	2023	2022	2021

Domestic	$722,153	$737,538	$518,080
Foreign	123,079	138,493	123,059

Income before income taxes	$845,232	$876,031	$641,139

Income tax expense consists of the following:

(In thousands)	2023	2022	2021

Current tax expense:
Federal	$144,111	$149,269	$107,804
Foreign	39,167	36,719	34,455
State and local	32,694	41,214	16,186

Current tax expense	215,972	227,202	158,445

Deferred tax expense (benefit):
Federal	4,806	(3,312)	(3,504)
Foreign	270	(192)	2,572
State and local	(286)	(376)	8,345

Deferred tax expense (benefit)	4,790	(3,880)	7,413

Income tax expense	$220,762	$223,322	$165,858

The difference between the reported income tax expense and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes is reconciled as follows:

(In thousands)	2023	2022	2021

Expected income tax expense	$177,499	$183,967	$134,639
State and local income tax, net of federal benefit	25,542	32,184	21,132
Effect of foreign statutory rates different from U.S. and other foreign adjustments	14,519	7,443	11,185
Investment in unconsolidated affiliates	1,226	206	(679)
Other, net	1,976	(478)	(419)

Income tax expense	$220,762	$223,322	$165,858

The Company continues to assert that a portion of the undistributed earnings of its foreign subsidiaries are permanently reinvested. No taxes have been accrued with respect to these undistributed earnings or any outside basis differences. The Company has accrued appropriate taxes for any undistributed earnings that are not considered permanently reinvested. The Company has elected to provide for the tax expense related to global intangible low-taxed income (GILTI) in the year the tax is incurred.

The Company includes interest and penalties related to income tax matters as a component of income tax expense, none of which was material in 2023, 2022, and 2021.

During 2021, the Internal Revenue Service completed its audit of the Company’s 2015 and 2017 tax returns, the results of which were immaterial to the Consolidated Financial Statements. The statute of limitations is open for the Company’s federal tax return for 2020 and all subsequent years, and some state and foreign returns are also open for some earlier tax years due to differing statute periods. While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In thousands)	2023	2022

Deferred tax assets:
Inventories	$19,162	$16,829
Other postretirement benefits and accrued items	10,174	7,260
Other reserves	6,956	8,046
Foreign tax attributes	4,862	5,750
State tax attributes, net of federal benefit	6,728	8,063
Stock-based compensation	4,502	5,249
Lease liability	7,354	4,540
Basis difference in unconsolidated affiliates	11,509	6,881

Total deferred tax assets	71,247	62,618
Less valuation allowance	(23,078)	(21,505)

Deferred tax assets, net of valuation allowance	48,169	41,113

Deferred tax liabilities:
Property, plant, and equipment	42,980	44,001
Lease asset	7,776	4,970
Other liabilities	10,884	2,918

Total deferred tax liabilities	61,640	51,889

Net deferred tax liabilities	$(13,471)	$(10,776)

As of December 30, 2023, after consideration of the federal impact, the Company had state income tax credit carryforwards of $1.3 million, all of which expire by 2024, and state net operating loss (NOL) carryforwards with potential tax benefits of $5.6 million, after consideration of the federal impact, expiring between 2027 and 2036.  The state tax credit and NOL carryforwards were fully offset by valuation allowances.

As of December 30, 2023, the Company had other foreign tax attributes with potential tax benefits of $3.8 million, which have an unlimited life, and attributes with potential benefits of $1.0 million that expire between 2035 and 2039; all of these foreign attributes were fully offset by a valuation allowance. The Company has also recorded a valuation allowance against deferred tax assets related to the book-tax differences in investments in unconsolidated affiliates.

Income taxes paid were approximately $219.6 million in 2023, $238.3 million in 2022, and $132.9 million in 2021.

Note 17 – Equity

The Company’s Board of Directors has extended, until July 2024, its authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 30, 2023, the Company has repurchased approximately 15.0 million shares under this authorization.

Note 18 – Stock-Based Compensation

The Company has in effect stock incentive plans under which stock-based awards have been granted to certain employees and members of its Board of Directors.  Under these existing plans, the Company may grant stock options, restricted stock awards, and performance stock awards. Approximately 1.1 million shares were available for future stock incentive awards at December 30, 2023, comprised of 564 thousand and 561 thousand shares available under the 2019 Incentive Plan and 2014 Stock Incentive Plan, respectively.

During the years ended December 30, 2023, December 31, 2022, and December 25, 2021, the Company recognized stock-based compensation, as a component of selling, general, and administrative expense, in its Consolidated Statements of Income of $23.1 million, $17.8 million, and $9.8 million, respectively.

The total compensation expense not yet recognized related to stock incentive awards at December 30, 2023 was $52.9 million, with an average expense recognition period of 2.8 years.

The Company generally issues treasury shares when stock options are exercised, or when restricted stock awards or performance stock awards are granted.  A summary of the activity and related information follows:

	Stock Options		Restricted Stock Awards		Performance Stock Awards
(Shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value

Beginning of period	884	$14.60	982	$18.29	1,722		$22.04
Granted	—	N/A	93	36.88	535	(2)	37.64
Added by Performance Factor	—	N/A	—	N/A	100		14.81
Exercised/Released	(258)	14.16	(410)	18.89	(455)		15.40
Forfeited	—	N/A	(1)	33.80	—		N/A

End of period	626	$14.78	664	$20.51	1,902	(1)	$27.63
(1) Of the performance stock awards outstanding, there are 856 thousand awards granted in 2021 and 2022 that have the potential to vest at maximum, up to 200% of target. These awards are represented at 100% target and would increase the performance awards outstanding by 856 thousand if they vest at maximum.
(2) Performance awards granted in 2023 are represented at 200% target.

Restricted Stock Awards

The fair value of each restricted stock award equals the fair value of the Company’s stock on the grant date and is amortized into compensation expense on a straight-line or accrual basis over its vesting period based on its vesting schedule.  The weighted average grant-date fair value of awards granted during 2023, 2022, and 2021 was $36.88, $31.90, and $22.04, respectively.

The aggregate intrinsic value of outstanding and unvested awards was $31.3 million at December 30, 2023.  The total fair value of awards that vested was $7.7 million, $4.9 million, and $7.0 million in 2023, 2022, and 2021, respectively.

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

The weighted average grant-date fair value of awards granted during 2023, 2022, and 2021 was $37.63, $32.74, and $21.73, respectively.

The aggregate intrinsic value of outstanding and unvested awards was $89.7 million at December 30, 2023. The total fair value of awards that vested was $7.0 million and $1.7 million in 2023 and 2022, respectively.

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

	2023	2022	2021

Fair value of stock options on grant date	N/A	N/A	$15.6
Expected term	N/A	N/A	7.9 years
Expected price volatility	N/A	N/A	33.6%
Risk-free interest rate	N/A	N/A	1.3%
Dividend yield	N/A	N/A	1.1%

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

The total intrinsic value of options exercised was $6.5 million, $5.9 million, and $3.8 million in 2023, 2022, and 2021, respectively.  The total fair value of options that vested was $1.0 million, $1.1 million, and $0.4 million in 2023, 2022, and 2021.

At December 30, 2023, the aggregate intrinsic value of all outstanding and currently exercisable options was $20.3 million with a weighted average remaining contractual term of 3.5 years and a weighted average exercise price of $14.78.

Note 19 – Accumulated Other Comprehensive Income (Loss)

AOCI includes certain foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges, adjustments to pension and other post-employment benefit liabilities, and other comprehensive income attributable to unconsolidated affiliates.

The following table provides changes in AOCI by component, net of taxes and noncontrolling interest (amounts in parentheses indicate debits to AOCI):

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/ OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance at December 25, 2021	$(42,303)	$803	$(11,500)	$(347)	$(53,347)

Other comprehensive (loss) income before reclassifications	(26,935)	(6,983)	13,667	2,702	(17,549)
Amounts reclassified from AOCI	—	7,666	(945)	—	6,721

Balance at December 31, 2022	(69,238)	1,486	1,222	2,355	(64,175)

Other comprehensive income (loss) before reclassifications	21,162	1,146	(3,499)	917	19,726
Amounts reclassified from AOCI	—	(2,419)	(353)	—	(2,772)

Balance at December 30, 2023	$(48,076)	$213	$(2,630)	$3,272	$(47,221)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
(In thousands)	2023	2022	2021	Affected Line Item

Unrealized losses (gains) on derivatives:
Commodity contracts	$(3,109)	$9,891	$(3,848)	Cost of goods sold
	690	(2,225)	1,306	Income tax expense (benefit)

	$(2,419)	$7,666	$(2,542)	Net of tax and noncontrolling interests

Amortization of net loss (gain) and prior service cost on employee benefit plans	$(451)	$(1,277)	$963	Other income, net
	98	332	(159)	Income tax expense (benefit)

	$(353)	$(945)	$804	Net of tax and noncontrolling interests

Note 20 – Quarterly Financial Information (Unaudited) (1)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2023
Net sales	$971,192	$896,984	$819,792	$732,377
Gross profit (2)	292,394	257,712	240,734	195,994
Consolidated net income	175,093	179,551	135,709	119,296
Net income attributable to Mueller Industries, Inc.	173,239	177,711	132,709	119,238
Basic earnings per share	1.56	1.60	1.19	1.07
Diluted earnings per share	1.54	1.56	1.17	1.05
Dividends per share	0.15	0.15	0.15	0.15

2022
Net sales	$1,010,002	$1,150,042	$944,830	$877,581
Gross profit (2)	265,491	329,128	266,193	256,781
Consolidated net income	159,248	207,524	155,813	140,235
Net income attributable to Mueller Industries, Inc.	158,316	206,552	154,542	138,906
Basic earnings per share	1.41	1.85	1.39	1.25
Diluted earnings per share	1.39	1.83	1.37	1.23
Dividends per share	0.125	0.125	0.125	0.125
(1)The sum of quarterly amounts may not equal the annual amounts reported due to rounding. In addition, the earnings per share amounts are computed independently for each quarter, while the full year is based on the weighted average shares outstanding.
(2)Gross profit is net sales less cost of goods sold, which excludes depreciation and amortization.

Note 21 – Related Party Transactions

The non-controlling interest in the Company’s South Korean joint venture owns 100 percent of a copper tube mill which supplies Mueller affiliates. These affiliates purchased $15.5 million and $22.2 million of product from the supplier in 2023 and 2022, respectively. Payables related to these sales as of December 30, 2023 were $0.8 million.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mueller Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mueller Industries, Inc. (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Defined Benefit Pension Obligation
Description of the Matter
At December 30, 2023 the aggregate defined pension obligation was $54.435 million and the fair value of pension plan assets was $62.871 million, resulting in an overfunded defined pension obligation of $8.436 million. As disclosed in Notes 1 and 14 to the consolidated financial statements, the Company recognizes the overfunded or underfunded status of the plans as an asset or liability in the consolidated balance sheets with changes in the funded status recorded through comprehensive income in the year in which those changes occur. The obligations for these plans are actuarially determined and affected by assumptions, including discount rates, expected long-term return on plan assets, and certain employee-related factors such as mortality.

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

Memphis, Tennessee
February 28, 2024

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 30, 2023, December 31, 2022, and December 25, 2021

		Additions
(In thousands)	Balance at beginning of year	Charged to costs and expenses	Other additions	Deductions	Balance at end of year

2023
Allowance for doubtful accounts	$2,687	$(84)	$227	$—	$2,830

Environmental reserves	$20,534	$652	$—	$2,246	$18,940

Valuation allowance for deferred tax assets	$21,504	$4,939	$267	$3,632	$23,078

2022
Allowance for doubtful accounts	$2,590	$323	$—	$226	$2,687

Environmental reserves	$27,426	$1,367	$—	$8,259	$20,534

Valuation allowance for deferred tax assets	$26,624	$(1,648)	$509	$3,981	$21,504

2021
Allowance for doubtful accounts	$1,538	$1,216	$—	$164	$2,590

Environmental reserves	$24,001	$4,964	$—	$1,539	$27,426

Valuation allowance for deferred tax assets	$27,199	$108	$642	$1,325	$26,624