Form 10-Q
period 2024-03-30
MUELLER INDUSTRIES INC
filed 2024-04-24
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report ended March 30, 2024
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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of April 19, 2024 was 113,597,003.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 30, 2024

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
(In thousands, except per share data)	March 30, 2024	April 1, 2023

Net sales	$849,654	$971,192

Cost of goods sold	608,703	678,798
Depreciation and amortization	9,169	10,657
Selling, general, and administrative expense	48,357	52,631

Operating income	183,425	229,106

Interest expense	(115)	(143)
Interest income	17,245	6,235
Realized gains on short-term investments	365	1,910
Other income, net	630	326

Income before income taxes	201,550	237,434

Income tax expense	(51,834)	(61,357)
Loss from unconsolidated affiliates, net of foreign tax	(8,007)	(984)

Consolidated net income	141,709	175,093
Net income attributable to noncontrolling interests	(3,346)	(1,854)

Net income attributable to Mueller Industries, Inc.	$138,363	$173,239

Weighted average shares for basic earnings per share (1)	111,416	111,386
Effect of dilutive stock-based awards (1)	2,729	1,414

Adjusted weighted average shares for diluted earnings per share (1)	114,145	112,800

Basic earnings per share (1)	$1.24	$1.56

Diluted earnings per share (1)	$1.21	$1.54

Dividends per share (1)	$0.20	$0.15

See accompanying notes to condensed consolidated financial statements.

(1) Adjusted retroactively to reflect the two-for-one stock split that occurred on October 20, 2023. Refer to Note 2 - Earnings per Common Share for additional information.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended
(In thousands)	March 30, 2024	April 1, 2023

Consolidated net income	$141,709	$175,093

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(4,155)	10,251
Net change with respect to derivative instruments and hedging activities, net of tax of $(93) and $(272)	327	954
Net change in pension and postretirement obligation adjustments, net of tax of $(17) and $11	36	(8)
Attributable to unconsolidated affiliates, net of tax of $395 and $(373)	(1,362)	1,285

Total other comprehensive (loss) income, net	(5,154)	12,482

Consolidated comprehensive income	136,555	187,575
Comprehensive income attributable to noncontrolling interests	(2,725)	(2,112)

Comprehensive income attributable to Mueller Industries, Inc.	$133,830	$185,463

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	March 30, 2024	December 30, 2023

Assets

Current assets:
Cash and cash equivalents	$1,357,952	$1,170,893
Short-term investments	—	98,146
Accounts receivable, less allowance for doubtful accounts of $2,698 in 2024 and $2,830 in 2023	424,406	351,561
Inventories	356,869	380,248
Other current assets	45,379	39,173

Total current assets	2,184,606	2,040,021

Property, plant, and equipment, net	390,517	385,165
Operating lease right-of-use assets	33,819	35,170
Goodwill, net	151,246	151,820
Intangible assets, net	44,721	46,208
Investments in unconsolidated affiliates	71,648	83,436
Other assets	17,685	17,481

Total assets	$2,894,242	$2,759,301

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	March 30, 2024	December 30, 2023

Liabilities

Current liabilities:
Current portion of debt	$705	$796
Accounts payable	160,133	120,485
Accrued wages and other employee costs	29,954	55,644
Current portion of operating lease liabilities	8,072	7,893
Other current liabilities	162,417	132,320

Total current liabilities	361,281	317,138

Long-term debt, less current portion	130	185
Pension liabilities	2,144	2,832
Postretirement benefits other than pensions	9,217	9,230
Environmental reserves	14,919	15,030
Deferred income taxes	22,687	19,134
Noncurrent operating lease liabilities	25,451	26,683
Other noncurrent liabilities	10,043	10,353

Total liabilities	445,872	400,585

Equity

Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 250,000,000; issued 160,366,008; outstanding 113,597,003 in 2024 and 114,157,918 in 2023	1,604	1,604
Additional paid-in capital	318,684	312,171
Retained earnings	2,709,950	2,594,300
Accumulated other comprehensive loss	(51,754)	(47,221)
Treasury common stock, at cost	(554,110)	(523,409)

Total Mueller Industries, Inc. stockholders' equity	2,424,374	2,337,445
Noncontrolling interests	23,996	21,271

Total equity	2,448,370	2,358,716

Commitments and contingencies	—	—

Total liabilities and equity	$2,894,242	$2,759,301
See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
(In thousands)	March 30, 2024	April 1, 2023

Cash flows from operating activities
Consolidated net income	$141,709	$175,093
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	9,250	10,746
Stock-based compensation expense	6,231	5,637
Provision for doubtful accounts receivable	1	(15)
Loss from unconsolidated affiliates	8,007	984
Dividends from unconsolidated affiliates	2,024	—
Insurance proceeds - noncapital related	15,000	—
Gain on disposals of properties	(1,567)	(115)
Gain on sales of securities	(365)	—
Deferred income tax expense	940	372
Changes in assets and liabilities, net of effects of business sold:
Receivables	(75,200)	(111,547)
Inventories	22,502	(581)
Other assets	11,984	(17,950)
Current liabilities	33,948	50,842
Other liabilities	(907)	(2,275)
Other, net	68	427

Net cash provided by operating activities	$173,625	$111,618

Cash flows from investing activities
Capital expenditures	$(16,406)	$(7,556)
Insurance proceeds - capital related	—	8,000
Purchase of short-term investments	—	50,000
Proceeds from the sale of securities	96,465	—
Issuance of notes receivable	(12,500)	—
Proceeds from sales of assets	2,878	118
Dividends from unconsolidated affiliates	—	644

Net cash provided by investing activities	$70,437	$51,206

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
(In thousands)	March 30, 2024	April 1, 2023

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	$(22,255)	$(16,729)
Repurchase of common stock	(27,930)	—
Repayments of debt	(56)	(56)
(Repayment) issuance of debt by consolidated joint ventures, net	(77)	297
Net cash used to settle stock-based awards	(2,489)	(2,611)

Net cash used in financing activities	$(52,807)	$(19,099)

Effect of exchange rate changes on cash	(670)	2,573

Increase in cash, cash equivalents, and restricted cash	190,585	146,298
Cash, cash equivalents, and restricted cash at the beginning of the period	1,174,223	465,296

Cash, cash equivalents, and restricted cash at the end of the period	$1,364,808	$611,594

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended
(In thousands)	March 30, 2024	April 1, 2023

Common stock:
Balance at beginning of period	$1,604	$802

Balance at end of period	$1,604	$802

Additional paid-in capital:
Balance at beginning of period	$312,171	$297,270
Acquisition of shares under incentive stock option plans	282	226
Stock-based compensation expense	6,231	5,637

Balance at end of period	$318,684	$303,133

Retained earnings:
Balance at beginning of period	$2,594,300	$2,059,796
Net income attributable to Mueller Industries, Inc.	138,363	173,239
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(22,713)	(17,096)

Balance at end of period	$2,709,950	$2,215,939

Accumulated other comprehensive loss:
Balance at beginning of period	$(47,221)	$(64,175)
Total other comprehensive (loss) income attributable to Mueller Industries, Inc.	(4,533)	12,224

Balance at end of period	$(51,754)	$(51,951)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended
(In thousands)	March 30, 2024	April 1, 2023

Treasury stock:
Balance at beginning of period	$(523,409)	$(502,779)
Acquisition of shares under incentive stock option plans	(2,771)	(2,837)
Repurchase of common stock	(27,930)	—

Balance at end of period	$(554,110)	$(505,616)

Noncontrolling interests:
Balance at beginning of period	$21,271	$23,050
Net income attributable to noncontrolling interests	3,346	1,854
Foreign currency translation	(621)	258

Balance at end of period	$23,996	$25,162

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

Note 1 – Recent Accounting Standards

Adopted

In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The new guidance was issued to clarify existing guidance measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduce new disclosure requirements for applicable equity securities. The ASU was effective for fiscal years beginning after December 15, 2023 for public entities. The guidance requires prospective adoption, and early adoption was permitted. The Company adopted the ASU during the first quarter of 2024. The adoption of the ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Issued

In March 2024, the Securities and Exchange Commission issued final rules on the enhancement and standardization of climate-related disclosures. The rules require disclosure of, among other things: material climate-related risks, activities to mitigate or adapt to such risks, governance and management of such risks, and material greenhouse gas (GHG) emissions from operations owned or controlled (Scope 1) and/or indirect emissions from purchased energy consumed in operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. The rules will become effective on a phased-in timeline in fiscal years beginning in 2025. The Company is in the process of analyzing the impact of the rules on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance primarily enhances and expands both the income tax rate reconciliation disclosure and the income taxes paid disclosure. The ASU is effective for annual periods beginning after December 15, 2024 for public entities on a prospective basis. Early adoption is permitted. The Company is in the process of analyzing the impact of the standard on its disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The guidance requires retrospective adoption, and early adoption is permitted. The Company is in the process of analyzing the impact of the standard on its disclosures.

Note 2 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted and performance stock awards, computed using the treasury stock method.

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

Effective July 3, 2023, the Company transferred 100 percent of the outstanding shares of Heatlink Group, Inc. and Heatlink Group USA, LLC for an additional 11 percent equity interest in the limited liability company. Heatlink Group produces a complete line of products for PEX plumbing and radiant systems in Canada and sells these products in Canada and the U.S. and was included in the Piping Systems segment. Heatlink Group reported net sales of $7.7 million and operating income of $0.9 million in the first quarter of 2023. As a result of the transaction, the Company recognized a gain of $4.1 million in the third quarter of 2023 based on the excess of the fair value of the consideration received (the 11 percent equity interest) over the carrying value of Heatlink Group. The Company equally weighted an income discounted cash flow approach and market comparable companies approach using an EBITDA multiple to determine the fair value of the consideration received of $26.0 million, which is recognized within the Investments in unconsolidated affiliates line of the Condensed Consolidated Balance Sheet. The excess of the fair value of the deconsolidated subsidiary over its carrying value resulted in the gain.

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

Summarized segment information is as follows:

	For the Quarter Ended March 30, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$590,168	$156,067	$116,810	$(13,391)	$849,654

Cost of goods sold	420,941	126,604	75,591	(14,433)	608,703
Depreciation and amortization	4,560	1,920	1,595	1,094	9,169
Selling, general, and administrative expense	21,987	3,272	7,049	16,049	48,357

Operating income	142,680	24,271	32,575	(16,101)	183,425

Interest expense					(115)
Interest income					17,245
Realized gains on short-term investments					365
Other income, net					630

Income before income taxes					$201,550

	For the Quarter Ended April 1, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$662,479	$165,234	$152,954	$(9,475)	$971,192

Cost of goods sold	467,610	133,170	88,812	(10,794)	678,798
Depreciation and amortization	5,558	1,772	2,153	1,174	10,657
Selling, general, and administrative expense	25,457	3,077	8,001	16,096	52,631

Operating income	163,854	27,215	53,988	(15,951)	229,106

Interest expense					(143)
Interest income					6,235
Realized gains on short-term investments					1,910
Other income, net					326

Income before income taxes					$237,434

The following table presents total assets attributable to each segment:

(In thousands)	March 30, 2024	December 30, 2023

Segment assets:
Piping Systems	$1,057,983	$1,029,821
Industrial Metals	178,903	157,761
Climate	255,798	252,561
General Corporate	1,401,558	1,319,158

	$2,894,242	$2,759,301

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended March 30, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$478,476	$—	$—	$478,476
Brass rod and forgings	—	124,059	—	124,059
OEM components, tube & assemblies	—	18,957	30,017	48,974
Valves and plumbing specialties	111,692	—	—	111,692
Flex duct and other HVAC components	—	—	86,793	86,793
Other	—	13,051	—	13,051

	590,168	156,067	116,810	863,045

Intersegment sales				(13,391)

Net sales				$849,654

	For the Quarter Ended April 1, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$544,228	$—	$—	$544,228
Brass rod and forgings	—	130,340	—	130,340
OEM components, tube & assemblies	—	22,509	33,402	55,911
Valves and plumbing specialties	118,251	—	—	118,251
Flex duct and other HVAC components	—	—	119,552	119,552
Other	—	12,385	—	12,385

	662,479	165,234	152,954	980,667

Intersegment sales				(9,475)

Net sales				$971,192

Note 5 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	March 30, 2024	December 30, 2023

Cash & cash equivalents	$1,357,952	$1,170,893
Restricted cash included within other current assets	6,754	3,228
Restricted cash included within other assets	102	102

Total cash, cash equivalents, and restricted cash	$1,364,808	$1,174,223

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 6 – Inventories

(In thousands)	March 30, 2024	December 30, 2023

Raw materials and supplies	$101,540	$111,843
Work-in-process	62,956	61,793
Finished goods	205,410	220,629
Valuation reserves	(13,037)	(14,017)

Inventories	$356,869	$380,248

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

At March 30, 2024, the Company held open futures contracts to purchase approximately $16.9 million of copper over the next 12 months related to fixed price sales orders.  The fair value of those futures contracts was a $492 thousand net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At March 30, 2024, this amount was approximately $384 thousand of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At March 30, 2024, the Company held $106.3 million open futures contracts to sell copper over the next six months related to copper inventory.  The fair value of those futures contracts was a $2.3 million net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	March 30, 2024	December 30, 2023	Balance Sheet Location	March 30, 2024	December 30, 2023

Commodity contracts - gains	Other current assets	$588	$589	Other current liabilities	$53	$16
Commodity contracts - losses	Other current assets	(6)	(281)	Other current liabilities	(2,423)	(383)

Total derivatives (1)		$582	$308		$(2,370)	$(367)
(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended
(In thousands)	Location	March 30, 2024	April 1, 2023

Undesignated derivatives:
Gain (loss) on commodity contracts (nonqualifying)	Cost of goods sold	488	(2,484)

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended March 30, 2024
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$667	Cost of goods sold	$(373)
Other	33	Other	—

Total	$700	Total	$(373)

	For the Quarter Ended April 1, 2023
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$2,969	Cost of goods sold	$(1,989)
Other	(26)	Other	—

Total	$2,943	Total	$(1,989)

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At March 30, 2024 and December 30, 2023, the Company had recorded restricted cash in other current assets of $6.6 million and $3.2 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Long-Term Debt

The fair value of long-term debt at March 30, 2024 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

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

The Company’s net loss from unconsolidated affiliates, net of foreign tax, for the quarters ended March 30, 2024 and April 1, 2023 included losses of $10.3 million and $2.4 million, respectively, for Tecumseh.

During the first quarter of 2024, the Company advanced Tecumseh $12.5 million.

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

The Company’s net loss from unconsolidated affiliates, net of foreign tax, for the quarters ended March 30, 2024 and April 1, 2023 included income of $2.3 million and $1.4 million, respectively, for the retail distribution business.

Note 9 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended
(In thousands)	March 30, 2024	April 1, 2023

Pension benefits:
Interest cost	$581	$594
Expected return on plan assets	(604)	(841)
Amortization of net loss	33	—

Net periodic benefit cost (income)	$10	$(247)

Other benefits:
Service cost	$54	$51
Interest cost	131	128
Amortization of prior service credit	(1)	(1)
Amortization of net gain	(97)	(97)

Net periodic benefit cost	$87	$81

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). Subsequent thereto, the Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs then estimated it would cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs.  As of March 30, 2024, the Company has made payments of approximately $7.6 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs. In March 2022, Lead Refinery entered into an administrative settlement agreement and order on consent with the EPA, along with the four other PRPs, which involves payment of certain past and future costs relating to operable unit 1, in exchange for certain releases and contribution protection for the Company, Lead Refinery, and their respective affiliates relating to that operable unit. The settlement became effective in September 2022. The Company reserved $3.3 million for this settlement at the end of 2021. In March 2018, a group of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in civil tort action relating to the site. The Company, Arava, and MRRC have been voluntarily dismissed from that litigation without prejudice. Lead Refinery subsequently answered plaintiff’s amended complaint, but has filed a motion for partial judgment on the pleadings which remains pending.  At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1), including, but not limited to, EPA oversight costs for which the EPA may attempt to seek reimbursement from the Company, and past costs for which other PRPs may attempt to seek contribution from the Company.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at March 30, 2024 were $28.9 million.

Note 11 – Income Taxes

The Company’s effective tax rate for the first quarter of 2024 was 26 percent compared with 26 percent for the same period last year.  The primary items impacting the effective tax rate for the first quarter of 2024 were increases related to the provision for state income taxes, net of the federal benefit, of $5.9 million, the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $1.5 million, and other items of $2.1 million.

The items impacting the effective tax rate for the first quarter of 2023 were increases related to the provision for state income taxes, net of the federal benefit, of $7.8 million, the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $2.1 million, and other items of $1.6 million.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions. The statute of limitations is open for the Company’s federal tax return for 2020 and all subsequent years. The statutes of limitations for most state returns are open for 2020 and all subsequent years, and some state and foreign returns are also open for some earlier tax years due to differing statute periods. While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

The international tax framework introduced by the Organisation for Economic Co-operation and Development under its Pillar Two initiative includes a global minimum tax of 15 percent. Legislation adopting these provisions has been enacted in certain jurisdictions where the Company operates and is effective for the Company's 2024 fiscal year. The Company has assessed this legislation and the Pillar Two provisions do not have a material impact on the Company’s tax expense.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Quarter Ended March 30, 2024
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 30, 2023	$(48,076)	$213	$(2,630)	$3,272	$(47,221)

Other comprehensive (loss) income before reclassifications	(3,534)	700	82	(1,362)	(4,114)
Amounts reclassified from AOCI	—	(373)	(46)	—	(419)

Net current-period other comprehensive (loss) income	(3,534)	327	36	(1,362)	(4,533)

Balance as of March 30, 2024	$(51,610)	$540	$(2,594)	$1,910	$(51,754)

	For the Quarter Ended April 1, 2023
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 31, 2022	$(69,238)	$1,486	$1,222	$2,355	$(64,175)

Other comprehensive income before reclassifications	9,993	2,943	65	1,285	14,286
Amounts reclassified from AOCI	—	(1,989)	(73)	—	(2,062)

Net current-period other comprehensive income (loss)	9,993	954	(8)	1,285	12,224

Balance as of April 1, 2023	$(59,245)	$2,440	$1,214	$3,640	$(51,951)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended
(In thousands)	March 30, 2024	April 1, 2023	Affected line item

Unrealized gains on derivative commodity contracts	$(393)	$(2,551)	Cost of goods sold
	20	562	Income tax expense

	$(373)	$(1,989)	Net of tax and noncontrolling interests

Amortization of net (gain) loss and prior service (credit) cost on employee benefit plans	$(65)	$(98)	Other income, net
	19	25	Income tax expense

	$(46)	$(73)	Net of tax and noncontrolling interests

Note 13 – Insurance Claim

In March 2023, a portion of the Company’s Covington, Tennessee manufacturing operation was damaged by a tornado. The extent of the damage to inventories, production equipment, and building structures is currently being assessed. The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance subject to customary deductibles. Any gain resulting from insurance proceeds for property damage in excess of the net book value of the related property will be recognized in income upon settlement of the claim. In addition, the Company has deferred recognition of direct, identifiable costs associated with this matter. These costs will also be recognized upon settlement of the insurance claim. As of March 30, 2024, the Company has received advances totaling $25.0 million from the insurance company for this claim, of which $15.0 million was received during 2024. These advances, net of the book value of damaged inventories, equipment, and buildings and direct cleanup and other out of pocket costs totaled $14.0 million, classified as other current liabilities on the Condensed Consolidated Balance Sheet at March 30, 2024.

Note 14 - Subsequent Event

On April 19, 2024, the Company entered into a definitive agreement to acquire Nehring Electrical Works Company and certain of its affiliated companies (collectively, “Nehring”) for approximately $575.0 million, subject to customary purchase price adjustments, plus an additional $25.0 million earn out. Nehring produces high-quality wire and cable solutions for the utility, telecommunication, electrical distribution, and OEM markets. The acquisition, which will be funded with cash on hand, is expected to close during the second quarter of 2024, subject to regulatory approval and customary closing conditions. For the twelve months ended December 31, 2023, Nehring’s annual net sales were approximately $400.0 million.

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

According to the U.S. Census Bureau, the March 2024 seasonally adjusted annual rate of new housing starts was 1.32 million, compared to the March 2023 rate of 1.38 million. The average 30-year fixed mortgage rate was 6.75 percent for the first quarter of 2024 and 6.81 percent for the twelve months ended December 2023. The private non-residential construction sector includes offices, industrial, health care, and retail projects. According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $716.0 billion in February 2024 compared to the February 2023 rate of $636.0 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first quarter of 2024 and 2023:

	For the Quarter Ended		Percent Change
(In thousands)	March 30, 2024	April 1, 2023	2024 vs. 2023

Net sales	$849,654	$971,192	(12.5)%
Operating income	183,425	229,106	(19.9)
Net income	138,363	173,239	(20.1)

The following are components of changes in net sales compared to the prior year:

Quarter-to- Date
Net selling price in core product lines	(3.8)%
Unit sales volume in core product lines	(4.1)
Dispositions	(0.8)
Other	(3.8)

(12.5)%

The decrease in net sales during the first quarter of 2024 was primarily due to (i) lower unit sales volume of $39.8 million in our core product lines, primarily copper tube and line sets, (ii) a decrease in sales of $37.3 million in our non-core product lines, (iii) lower net selling prices of $36.7 million in our core product lines, and (iv) a decrease in sales of $7.7 million as a result of the disposition of Heatlink Group during the third quarter of 2023.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2024 and 2023:

	For the Quarter Ended
(In thousands)	March 30, 2024	April 1, 2023

Cost of goods sold	$608,703	$678,798
Depreciation and amortization	9,169	10,657
Selling, general, and administrative expense	48,357	52,631

Operating expenses	$666,229	$742,086

	For the Quarter Ended
	March 30, 2024	April 1, 2023

Cost of goods sold	71.6%	69.9%
Depreciation and amortization	1.1	1.1
Selling, general, and administrative expense	5.7	5.4

Operating expenses	78.4%	76.4%

Cost of goods sold decreased in the first quarter of 2024 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 28.4 percent compared with 30.1 percent in the prior year quarter. Depreciation and amortization decreased in the first quarter of 2024 primarily as a result of several long-lived assets becoming fully depreciated and as a result of long-lived assets sold with Heatlink Group. Selling, general, and administrative expense decreased in the first quarter of 2024 primarily as a result of (i) higher foreign currency transaction gains of $1.7 million, (ii) a gain on the sale of assets of $1.6 million recognized during the first quarter of 2024, (iii) lower employment costs, including incentive compensation and agent commissions, of $1.5 million, and (iv) the absence of expenses associated with Heatlink Group of $1.2 million. These decreases were partially offset by higher legal and professional fees of $1.7 million.

Interest expense was consistent with the first quarter of 2023. Interest income was higher during the first quarter of 2024 primarily as a result of (i) the purchase of short-term investments throughout 2023 and 2024 and (ii) higher rates on deposits. During the first quarters of 2024 and 2023, we recognized gains on the sale of short-term investments of $0.4 million and $1.9 million, respectively. Other expense, net, was consistent with the first quarter of 2023.

Our effective tax rate for the first quarter of 2024 was 26 percent compared with 26 percent for the same period last year.  The items impacting the effective tax rate were (i) increases related to the provision for state income taxes, net of the federal benefit, of $5.9 million, (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign items of $1.5 million, and (iii) other items of $2.1 million.

For the first quarter of 2023, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to (i) increases related to the provision for state income taxes, net of the federal benefit, of $7.8 million, (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign items of $2.1 million, and (iii) other items of $1.6 million.

During the first quarter of 2024 and 2023, we recognized net losses of $8.0 million and $1.0 million, respectively, on our investments in unconsolidated affiliates.

Piping Systems Segment

The following table compares summary operating results for the first quarter of 2024 and 2023 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 30, 2024	April 1, 2023	2024 vs. 2023

Net sales	$590,168	$662,479	(10.9)%
Operating income	142,680	163,854	(12.9)

The following are components of changes in net sales compared to the prior year:

Quarter-to- Date
Net selling price in core product lines	(4.6)%
Unit sales volume in core product lines	(6.1)
Dispositions	(1.2)
Other	1.0

(10.9)%

The decrease in net sales during the first quarter of 2024 was primarily attributable to (i) lower unit sales volume of $40.0 million in the segment’s core product lines, primarily copper tube and line sets, (ii) lower net selling prices in the segment’s core product lines of $30.5 million, and (iii) a decrease in sales of $7.7 million as a result of the disposition of Heatlink Group during the third quarter of 2023. These decreases were partially offset by an increase in sales of $1.7 million in the segment’s non-core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2024 and 2023:

	For the Quarter Ended
(In thousands)	March 30, 2024	April 1, 2023

Cost of goods sold	$420,941	$467,610
Depreciation and amortization	4,560	5,558
Selling, general, and administrative expense	21,987	25,457

Operating expenses	$447,488	$498,625

	For the Quarter Ended
	March 30, 2024	April 1, 2023

Cost of goods sold	71.3%	70.6%
Depreciation and amortization	0.8	0.8
Selling, general, and administrative expense	3.7	3.8

Operating expenses	75.8%	75.2%

The decrease in cost of goods sold during the first quarter of 2024 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 28.7 percent compared with 29.4 percent in the prior year quarter. Depreciation and amortization decreased slightly in the first quarter of 2024 primarily as a result of long-lived assets becoming fully depreciated and as a result of long-lived assets sold with Heatlink Group. Selling, general, and administrative expense decreased for the first quarter of 2024 primarily as a result of (i) higher foreign currency transaction gains of $1.4 million, (ii) the absence of expenses associated with Heatlink Group of $1.2 million, and (iii) lower employment costs, including healthcare, of $0.9 million.

Industrial Metals Segment

The following table compares summary operating results for the first quarter of 2024 and 2023 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 30, 2024	April 1, 2023	2024 vs. 2023

Net sales	$156,067	$165,234	(5.5)%
Operating income	24,271	27,215	(10.8)

The following are components of changes in net sales compared to the prior year:

Quarter-to- Date
Net selling price in core product lines	(3.9)%
Unit sales volume in core product lines	0.2
Other	(1.8)

(5.5)%

The decrease in net sales during the first quarter of 2024 was primarily due to (i) lower net selling prices of $6.3 million in the segment’s core product lines and (ii) lower sales of $2.8 million in the segment’s non-core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2024 and 2023:

	For the Quarter Ended
(In thousands)	March 30, 2024	April 1, 2023

Cost of goods sold	$126,604	$133,170
Depreciation and amortization	1,920	1,772
Selling, general, and administrative expense	3,272	3,077

Operating expenses	$131,796	$138,019

	For the Quarter Ended
	March 30, 2024	April 1, 2023

Cost of goods sold	81.1%	80.6%
Depreciation and amortization	1.2	1.1
Selling, general, and administrative expense	2.1	1.9

Operating expenses	84.4%	83.6%

The decrease in cost of goods sold during the first quarter of 2024 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 18.9 percent compared with 19.4 percent in the prior year quarter. Depreciation and amortization and selling, general, and administrative expense were consistent with the first quarter of 2023.

Climate Segment

The following table compares summary operating results for the first quarter of 2024 and 2023 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 30, 2024	April 1, 2023	2024 vs. 2023

Net sales	$116,810	$152,954	(23.6)%
Operating income	32,575	53,988	(39.7)

Sales for the first quarter of 2024 decreased primarily as a result of reduced demand, particularly for products utilized in residential construction, and a decrease in volume and price in certain product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarter of 2024 and 2023:

	For the Quarter Ended
(In thousands)	March 30, 2024	April 1, 2023

Cost of goods sold	$75,591	$88,812
Depreciation and amortization	1,595	2,153
Selling, general and administrative expense	7,049	8,001

Operating expenses	$84,235	$98,966

	For the Quarter Ended
	March 30, 2024	April 1, 2023

Cost of goods sold	64.7%	58.1%
Depreciation and amortization	1.4	1.4
Selling, general and administrative expense	6.0	5.2

Operating expenses	72.1%	64.7%

Gross margin as a percentage of sales was 35.3 percent compared with 41.9 percent in the prior year quarter. Depreciation and amortization decreased for the first quarter of 2024 as a result of several long-lived assets becoming fully depreciated. Selling, general, and administrative expense decreased for the first quarter of 2024 primarily due to lower employment costs of $0.9 million.

Liquidity and Capital Resources

The following table presents selected financial information for the first quarter of 2024 and 2023:

(In thousands)	2024	2023

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$190,585	$146,298
Short-term investments	(98,146)	(46,866)
Property, plant, and equipment, net	5,352	(2,626)
Total debt	(146)	330
Working capital, net of cash and current debt	(86,708)	23,824

Net cash provided by operating activities	173,625	111,618
Net cash provided by investing activities	70,437	51,206
Net cash used in financing activities	(52,807)	(19,099)

Cash Flows from Operating Activities

During the quarter ended March 30, 2024, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $141.7 million, (ii) an increase in current liabilities of $33.9 million, (iii) a decrease in inventories of $22.5 million, (iv) non-capital related insurance proceeds of $15.0 million for the March 2023 tornado in Covington, Tennessee, and (v) a decrease in other assets of $12.0 million. There were also increases due to non-cash adjustments primarily consisting of (i) depreciation and amortization of $9.3 million, (ii) losses from unconsolidated affiliates of $8.0 million, and (iii) stock-based compensation expense of $6.2 million. These increases were partially offset by an increase in accounts receivable of $75.2 million.

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

Cash Flows from Investing Activities

The major components of net cash provided by investing activities during the quarter ended March 30, 2024 included (i) proceeds from the sale of securities of $96.5 million and (ii) proceeds from the sale of properties of $2.9 million. These sources were partially offset by (i) capital expenditures of $16.4 million and (ii) the issuance of notes receivable of $12.5 million.

The major components of net cash provided by investing activities during the quarter ended April 1, 2023 included (i) proceeds from the maturity of short-term investments of $50.0 million and (ii) insurance proceeds for property and equipment of $8.0 million. These sources were partially offset by capital expenditures of $7.6 million.

Cash Flows from Financing Activities

For the quarter ended March 30, 2024, net cash used in financing activities consisted primarily of (i) $27.9 million used to repurchase common stock, (ii) $22.3 million used for the payment of regular quarterly dividends to stockholders of the Company, and (iii) $2.5 million net cash used to settle stock-based awards.

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

As of March 30, 2024, we had $1.36 billion of cash on hand and $371.1 million available to be drawn under the Credit Agreement. Our current ratio was 6.0 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $0.2 million during the first quarter of 2024.  We expect to spend approximately $3.9 million over the next twelve months for ongoing environmental remediation activities.

The Company declared a quarterly cash dividend of 20.0 cents and 15.0 cents per common share during first quarters of 2024 and 2023, respectively.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of March 30, 2024, the Company’s total debt was $0.8 million or less than one percent of its total capitalization.

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures March 31, 2026.  There were no borrowings outstanding under the Credit Agreement as of March 30, 2024. The Credit Agreement backed approximately $28.9 million in letters of credit at the end of the first quarter of 2024.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of March 30, 2024, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until July 2024, the authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 30, 2024, the Company has repurchased approximately 15.6 million shares under this authorization.

Contractual Cash Obligations

There have been no significant changes in our contractual cash obligations reported at December 30, 2023.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At March 30, 2024, we held open futures contracts to purchase approximately $16.9 million of copper over the next 12 months related to fixed-price sales orders and to sell approximately $106.3 million of copper over the next six months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of March 30, 2024, we held no open futures contracts to purchase natural gas.

Interest Rates

At March 30, 2024, we had no variable-rate debt outstanding.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on the Secured Overnight Financing Rate (SOFR).

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At March 30, 2024, we had open forward contracts with a financial institution to sell approximately 5.1 million euros, 28.1 million Swedish kronor, and 8.2 million Norwegian kroner through July 2024.

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political, and technological factors, among others, which could cause actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  In addition to those factors discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 30, 2023, such factors include: (i) the current and projected future business environment, including interest rates capital and consumer spending; (ii) the domestic housing and commercial construction industry environment; (iii) availability and price fluctuations in commodities (including copper, natural gas, and other raw materials, including crude oil that indirectly affects plastic resins); (iv) competitive factors and competitor responses to the Company’s initiatives; (v) stability of government laws and regulations, including taxes; (vi) availability of financing; and (vii) continuation of the environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of March 30, 2024.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 30, 2024 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The Company is exposed to risk as it operates its businesses.  To provide a framework to understand the operating environment of the Company, we have provided a brief explanation of the more significant risks associated with our businesses in our 2023 Annual Report on Form 10-K.  Except as set forth below, there have been no material changes in risk factors that were previously disclosed in our 2023 Annual Report on Form 10-K. Additionally, the operating results of the Company’s unconsolidated affiliates may be adversely affected by unfavorable economic and market conditions.

Our pending acquisition of Nehring Electrical Works Company and certain of its affiliated companies involves a number of risks, the occurrence of which could adversely affect our business, financial condition, and operating results.

On April 19, 2024, we entered into an equity purchase agreement to acquire Nehring Electrical Works Company and certain of its affiliated companies (collectively, “Nehring”). The acquisition involves certain risks, the occurrence of which could adversely affect our business, financial condition, and operating results, including:

•	delays in completing the acquisition within the expected time period and the risk that the acquisition may not be completed at all;
•	diversion of management's attention to complete the acquisition and integrate Nehring’s operations thereafter;
•	disruption to our existing operations and plans or inability to effectively manage our expanded operations after the closing of the acquisition;
•	potential loss of key Nehring employees, suppliers or customers, or other adverse effects on existing business relationships with suppliers or customers; and
•	our expanded operations may not achieve the growth prospects, synergies or other financial results that we have projected for the acquisition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2024, the authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 30, 2024, the Company had repurchased approximately 15.6 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended March 30, 2024.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

December 31, 2023 - January 27, 2024	15,398	$37.51	—	25,003,808
January 28, 2024 - February 24, 2024	574,343	$48.99	570,000	24,433,808
February 25, 2024 - March 30, 2024	58,337	$51.16	—	24,433,808
Total	648,078		570,000
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

Item 5.  Other Information

During the quarter ended March 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
April 24, 2024	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
April 24, 2024	Anthony J. Steinriede
Date	Vice President – Corporate Controller