Form 10-Q
period 2024-06-29
MUELLER INDUSTRIES INC
filed 2024-07-24
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report ended June 29, 2024
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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of July 19, 2024 was 113,324,148.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 29, 2024

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands, except per share data)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Net sales	$997,745	$896,984	$1,847,399	$1,868,176

Cost of goods sold	724,990	639,272	1,333,693	1,318,070
Depreciation and amortization	10,018	10,416	19,187	21,073
Selling, general, and administrative expense	52,731	56,062	101,088	108,693
Gain on insurance settlement	—	(19,466)	—	(19,466)

Operating income	210,006	210,700	393,431	439,806

Interest expense	(107)	(135)	(222)	(278)
Interest income	14,383	7,732	31,628	13,967
Realized and unrealized gains on short-term investments	—	20,820	365	22,730
Other (expense) income, net	(1,356)	1,841	(726)	2,167

Income before income taxes	222,926	240,958	424,476	478,392

Income tax expense	(58,384)	(62,122)	(110,218)	(123,479)
(Loss) income from unconsolidated affiliates, net of foreign tax	(1,095)	715	(9,102)	(269)

Consolidated net income	163,447	179,551	305,156	354,644
Net income attributable to noncontrolling interests	(3,282)	(1,840)	(6,628)	(3,694)

Net income attributable to Mueller Industries, Inc.	$160,165	$177,711	$298,528	$350,950

Weighted average shares for basic earnings per share (1)	111,216	111,320	111,316	111,354
Effect of dilutive stock-based awards (1)	2,763	2,680	2,746	2,046

Adjusted weighted average shares for diluted earnings per share (1)	113,979	114,000	114,062	113,400

Basic earnings per share (1)	$1.44	$1.60	$2.68	$3.15

Diluted earnings per share (1)	$1.41	$1.56	$2.62	$3.09

Dividends per share (1)	$0.20	$0.15	$0.40	$0.30

See accompanying notes to condensed consolidated financial statements.

(1) Adjusted retroactively to reflect the two-for-one stock split that occurred on October 20, 2023. Refer to Note 2 - Earnings per Common Share for additional information.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Consolidated net income	$163,447	$179,551	$305,156	$354,644

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(7,871)	7,725	(12,026)	17,976
Net change with respect to derivative instruments and hedging activities, net of tax of $214, $775, $121 and $503	(746)	(2,679)	(419)	(1,725)
Net change in pension and postretirement obligation adjustments, net of tax of $38, $1, $21 and $12	(93)	9	(57)	1
Attributable to unconsolidated affiliates, net of tax of $65, $(103), $460 and $(476)	(221)	353	(1,583)	1,638

Total other comprehensive (loss) income, net	(8,931)	5,408	(14,085)	17,890

Consolidated comprehensive income	154,516	184,959	291,071	372,534
Comprehensive income attributable to noncontrolling interests	(2,759)	(1,546)	(5,484)	(3,658)

Comprehensive income attributable to Mueller Industries, Inc.	$151,757	$183,413	$285,587	$368,876

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	June 29, 2024	December 30, 2023

Assets

Current assets:
Cash and cash equivalents	$825,655	$1,170,893
Short-term investments	—	98,146
Accounts receivable, less allowance for doubtful accounts of $2,549 in 2024 and $2,830 in 2023	522,572	351,561
Inventories	406,217	380,248
Other current assets	50,347	39,173

Total current assets	1,804,791	2,040,021

Property, plant, and equipment, net	471,443	385,165
Operating lease right-of-use assets	34,534	35,170
Goodwill, net	608,919	151,820
Intangible assets, net	43,466	46,208
Investments in unconsolidated affiliates	77,450	83,436
Other assets	25,582	17,481

Total assets	$3,066,185	$2,759,301

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	June 29, 2024	December 30, 2023

Liabilities

Current liabilities:
Current portion of debt	$785	$796
Accounts payable	198,537	120,485
Accrued wages and other employee costs	42,259	55,644
Current portion of operating lease liabilities	8,000	7,893
Other current liabilities	137,647	132,320

Total current liabilities	387,228	317,138

Long-term debt, less current portion	74	185
Pension liabilities	2,708	2,832
Postretirement benefits other than pensions	8,988	9,230
Environmental reserves	14,808	15,030
Deferred income taxes	20,023	19,134
Noncurrent operating lease liabilities	26,330	26,683
Other noncurrent liabilities	33,168	10,353

Total liabilities	493,327	400,585

Equity

Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 250,000,000; issued 160,366,008; outstanding 113,403,336 in 2024 and 114,157,918 in 2023	1,604	1,604
Additional paid-in capital	325,763	312,171
Retained earnings	2,847,420	2,594,300
Accumulated other comprehensive loss	(60,162)	(47,221)
Treasury common stock, at cost	(568,522)	(523,409)

Total Mueller Industries, Inc. stockholders' equity	2,546,103	2,337,445
Noncontrolling interests	26,755	21,271

Total equity	2,572,858	2,358,716

Commitments and contingencies	—	—

Total liabilities and equity	$3,066,185	$2,759,301
See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
(In thousands)	June 29, 2024	July 1, 2023

Cash flows from operating activities
Consolidated net income	$305,156	$354,644
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	19,349	21,252
Stock-based compensation expense	13,476	12,459
Provision for doubtful accounts receivable	(67)	(80)
Loss from unconsolidated affiliates	9,102	269
Dividends from unconsolidated affiliates	3,541	—
Insurance proceeds - noncapital related	15,000	9,854
Gain on disposals of properties	(1,286)	(141)
Unrealized gain on short-term investments	—	(20,820)
Gain on sales of securities	(365)	—
Gain on insurance settlement	—	(19,466)
Deferred income tax (benefit) expense	(1,509)	2,406
Changes in assets and liabilities, net of effects of businesses acquired:
Receivables	(132,012)	(77,701)
Inventories	6,706	(12,149)
Other assets	8,511	(5,571)
Current liabilities	30,276	(14,460)
Other liabilities	(2,375)	(976)
Other, net	872	1,310

Net cash provided by operating activities	$274,375	$250,830

Cash flows from investing activities
Capital expenditures	$(25,603)	$(29,221)
Acquisition of businesses, net of cash acquired	(566,577)	—
Investments in unconsolidated affiliates	(8,700)	—
Insurance proceeds - capital related	—	24,646
Purchase of short-term investments	—	(106,231)
Purchase of long-term investments	(7,976)	—
Proceeds from the maturity of short-term investments	—	217,863
Proceeds from the sale of securities	96,465	—
Issuance of notes receivable	(3,800)	—
Proceeds from sales of assets	3,976	142
Dividends from unconsolidated affiliates	—	797

Net cash (used in) provided by investing activities	$(512,215)	$107,996

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
(In thousands)	June 29, 2024	July 1, 2023

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	$(44,488)	$(33,402)
Repurchase of common stock	(42,994)	(19,303)
Repayments of debt	(111)	(130)
Issuance (repayment) of debt by consolidated joint ventures, net	11	(143)
Net cash used to settle stock-based awards	(2,002)	(2,588)

Net cash used in financing activities	$(89,584)	$(55,566)

Effect of exchange rate changes on cash	(4,784)	4,825

(Decrease) increase in cash, cash equivalents, and restricted cash	(332,208)	308,085
Cash, cash equivalents, and restricted cash at the beginning of the period	1,174,223	465,296

Cash, cash equivalents, and restricted cash at the end of the period	$842,015	$773,381

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Common stock:
Balance at beginning of period	$1,604	$802	$1,604	$802

Balance at end of period	$1,604	$802	$1,604	$802

Additional paid-in capital:
Balance at beginning of period	$318,684	$303,133	$312,171	$297,270
Acquisition of shares under incentive stock option plans	61	208	343	434
Stock-based compensation expense	7,245	6,822	13,476	12,459
Issuance of restricted stock	(227)	(458)	(227)	(458)

Balance at end of period	$325,763	$309,705	$325,763	$309,705

Retained earnings:
Balance at beginning of period	$2,709,950	$2,215,939	$2,594,300	$2,059,796
Net income attributable to Mueller Industries, Inc.	160,165	177,711	298,528	350,950
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(22,695)	(17,032)	(45,408)	(34,128)

Balance at end of period	$2,847,420	$2,376,618	$2,847,420	$2,376,618

Accumulated other comprehensive loss:
Balance at beginning of period	$(51,754)	$(51,951)	$(47,221)	$(64,175)
Total other comprehensive (loss) income attributable to Mueller Industries, Inc.	(8,408)	5,702	(12,941)	17,926

Balance at end of period	$(60,162)	$(46,249)	$(60,162)	$(46,249)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Treasury stock:
Balance at beginning of period	$(554,110)	$(505,616)	$(523,409)	$(502,779)
Issuance (acquisition) of shares under incentive stock option plans	425	(185)	(2,346)	(3,022)
Repurchase of common stock	(15,064)	(19,303)	(42,994)	(19,303)
Issuance of restricted stock	227	458	227	458

Balance at end of period	$(568,522)	$(524,646)	$(568,522)	$(524,646)

Noncontrolling interests:
Balance at beginning of period	$23,996	$25,162	$21,271	$23,050
Net income attributable to noncontrolling interests	3,282	1,840	6,628	3,694
Foreign currency translation	(523)	(294)	(1,144)	(36)

Balance at end of period	$26,755	$26,708	$26,755	$26,708

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

Note 3 – Acquisitions and Dispositions

Acquisition

Nehring Electrical Works Company

On April 19, 2024, the Company entered into an equity purchase agreement to acquire Nehring Electrical Works Company and certain of its affiliated companies (collectively, “Nehring”). The transaction closed on May 28, 2024, whereby the Company purchased all of the outstanding equity of Nehring for approximately $594.6 million, net of working capital adjustments. The total purchase price consisted of $566.6 million in cash on hand at closing and a contingent consideration arrangement which requires the Company to pay the sellers up to $25.0 million based on EBITDA growth of the acquired business. Nehring produces high-quality wire and cable solutions for the utility, telecommunication, electrical distribution, and OEM markets. Nehring provides the Company a substantial platform for expansion in the energy infrastructure space. The acquired business is reported in the Company’s Industrial Metals segment.

The provisional fair value of the assets acquired totaled $164.5 million, consisting primarily of property, plant, and equipment of $82.4 million, accounts receivable of $44.2 million, inventories of $36.1 million, and other current assets of $1.8 million. The fair value of the liabilities assumed totaled $27.8 million, consisting primarily of accounts payable of $19.6 million and other current liabilities of $8.2 million. Of the remaining purchase price, $457.9 million was allocated to tax-deductible goodwill and intangible assets. The purchase price allocation is provisional as of June 29, 2024 and subject to change upon the completion of the final valuation of the long-lived assets, working capital, and contingent consideration during the measurement period.

For the twelve months ended December 31, 2023, Nehring’s annual net sales were approximately $400.0 million.

The following table presents condensed pro forma consolidated results of operations as if the Nehring acquisition had occurred at the beginning of the periods presented. The pro forma information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the periods presented, and is not necessarily indicative of operating results to be expected in future periods. The most significant pro forma adjustments to the historical results of operations relate to the application of purchase accounting, the financing structure, and estimated income taxes.

	For the Six Months Ended
(In thousands, except per share data)	June 29, 2024	July 1, 2023

Net sales	$1,981,861	$2,081,325
Net income	306,525	371,445

Basic earnings per share	$2.75	$3.34
Diluted earnings per share	2.69	3.28

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

Effective July 3, 2023, the Company transferred 100 percent of the outstanding shares of Heatlink Group, Inc. and Heatlink Group USA, LLC for an additional 11 percent equity interest in the limited liability company. Heatlink Group produces a complete line of products for PEX plumbing and radiant systems in Canada and sells these products in Canada and the U.S. and was included in the Piping Systems segment. Heatlink Group reported net sales of $15.6 million and operating income of $1.7 million in the first half of 2023. As a result of the transaction, the Company recognized a gain of $4.1 million in the third quarter of 2023 based on the excess of the fair value of the consideration received (the 11 percent equity interest) over the carrying value of Heatlink Group. The Company equally weighted an income discounted cash flow approach and market comparable companies approach using an EBITDA multiple to determine the fair value of the consideration received of $26.0 million, which is recognized within the Investments in unconsolidated affiliates line of the Condensed Consolidated Balance Sheet. The excess of the fair value of the deconsolidated subsidiary over its carrying value resulted in the gain.

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

Industrial Metals

Industrial Metals is composed of the following operating segments: Brass Rod, Impacts & Micro Gauge, Brass Value-Added Products, Precision Tube, and Nehring (acquired in fiscal June 2024).  These businesses manufacture brass rod, impact extrusions, forgings, specialty copper, copper alloy, and aluminum tube, as well as a wide variety of end products including plumbing brass, automotive components, valves, fittings, gas assemblies, and high-quality wire and cable solutions.  These products are manufactured in the U.S. and sold primarily to OEMs and utilities in the U.S., many of which are in the industrial, transportation, construction, heating, ventilation, and air-conditioning, plumbing, refrigeration, energy, telecommunication, and electrical transmission and distribution markets.

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

Summarized segment information is as follows:

	For the Quarter Ended June 29, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$688,469	$195,341	$130,532	$(16,597)	$997,745

Cost of goods sold	500,826	159,265	82,291	(17,392)	724,990
Depreciation and amortization	4,932	2,368	1,646	1,072	10,018
Selling, general, and administrative expense	20,453	4,015	7,602	20,661	52,731

Operating income	162,258	29,693	38,993	(20,938)	210,006

Interest expense					(107)
Interest income					14,383
Other expense, net					(1,356)

Income before income taxes					$222,926

	For the Quarter Ended July 1, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$638,005	$146,266	$123,954	$(11,241)	$896,984

Cost of goods sold	452,866	123,097	77,064	(13,755)	639,272
Depreciation and amortization	5,252	1,804	2,202	1,158	10,416
Selling, general, and administrative expense	28,745	3,394	7,087	16,836	56,062
Gain on insurance settlement	—	—	(19,466)	—	(19,466)

Operating income	151,142	17,971	57,067	(15,480)	210,700

Interest expense					(135)
Interest income					7,732
Realized and unrealized gains on short-term investments					20,820
Other income, net					1,841

Income before income taxes					$240,958

Segment information (continued):

	For the Six Months Ended June 29, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,278,637	$351,408	$247,342	$(29,988)	$1,847,399

Cost of goods sold	921,767	285,869	157,882	(31,825)	1,333,693
Depreciation and amortization	9,492	4,288	3,241	2,166	19,187
Selling, general, and administrative expense	42,440	7,287	14,651	36,710	101,088

Operating income	304,938	53,964	71,568	(37,039)	393,431

Interest expense					(222)
Interest income					31,628
Realized and unrealized gains on short-term investments					365
Other expense, net					(726)

Income before income taxes					$424,476

	For the Six Months Ended July 1, 2023
( In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,300,484	$311,500	$276,908	$(20,716)	$1,868,176

Cost of goods sold	920,476	256,267	165,876	(24,549)	1,318,070
Depreciation and amortization	10,810	3,576	4,355	2,332	21,073
Selling, general, and administrative expense	54,202	6,471	15,088	32,932	108,693
Gain on insurance settlement	—	—	(19,466)	—	(19,466)

Operating income	314,996	45,186	111,055	(31,431)	439,806

Interest expense					(278)
Interest income					13,967
Realized and unrealized gains on short-term investments					22,730
Other income, net					2,167

Income before income taxes					$478,392

The following table presents total assets attributable to each segment:

(In thousands)	June 29, 2024	December 30, 2023

Segment assets:
Piping Systems	$1,112,550	$1,029,821
Industrial Metals	821,011	157,761
Climate	275,872	252,561
General Corporate	856,752	1,319,158

	$3,066,185	$2,759,301

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended June 29, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$568,849	$—	$—	$568,849
Brass rod and forgings	—	131,709	—	131,709
OEM components, tube & assemblies	—	20,418	30,569	50,987
Valves and plumbing specialties	119,620	—	—	119,620
Flex duct and other HVAC components	—	—	99,963	99,963
Other	—	43,214	—	43,214

	688,469	195,341	130,532	1,014,342

Intersegment sales				(16,597)

Net sales				$997,745

	For the Quarter Ended July 1, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$518,712	$—	$—	$518,712
Brass rod and forgings	—	113,563	—	113,563
OEM components, tube & assemblies	—	21,073	33,007	54,080
Valves and plumbing specialties	119,293	—	—	119,293
Flex duct and other HVAC components	—	—	90,947	90,947
Other	—	11,630	—	11,630

	638,005	146,266	123,954	908,225

Intersegment sales				(11,241)

Net sales				$896,984

Disaggregation of revenue from contracts with customers (continued):

	For the Six Months Ended June 29, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,047,325	$—	$—	$1,047,325
Brass rod and forgings	—	255,768	—	255,768
OEM components, tube & assemblies	—	39,375	60,586	99,961
Valves and plumbing specialties	231,312	—	—	231,312
Flex duct and other HVAC components	—	—	186,756	186,756
Other	—	56,265	—	56,265

	1,278,637	351,408	247,342	1,877,387

Intersegment sales				(29,988)

Net sales				$1,847,399

	For the Six Months Ended July 1, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,062,940	$—	$—	$1,062,940
Brass rod and forgings	—	243,903	—	243,903
OEM components, tube & assemblies	—	43,582	66,409	109,991
Valves and plumbing specialties	237,544	—	—	237,544
Flex duct and other HVAC components	—	—	210,499	210,499
Other	—	24,015	—	24,015

	1,300,484	311,500	276,908	1,888,892

Intersegment sales				(20,716)

Net sales				$1,868,176

Note 5 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	June 29, 2024	December 30, 2023

Cash & cash equivalents	$825,655	$1,170,893
Restricted cash included within other current assets	16,258	3,228
Restricted cash included within other assets	102	102

Total cash, cash equivalents, and restricted cash	$842,015	$1,174,223

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 6 – Inventories

(In thousands)	June 29, 2024	December 30, 2023

Raw materials and supplies	$115,258	$111,843
Work-in-process	80,599	61,793
Finished goods	222,501	220,629
Valuation reserves	(12,141)	(14,017)

Inventories	$406,217	$380,248

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

At June 29, 2024, the Company held open futures contracts to purchase approximately $18.5 million of copper over the next 13 months related to fixed price sales orders.  The fair value of those futures contracts was a $453 thousand net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the

Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At June 29, 2024, this amount was approximately $348 thousand of deferred net losses, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At June 29, 2024, the Company held $123.4 million open futures contracts to sell copper over the next six months related to copper inventory.  The fair value of those futures contracts was a $7.3 million net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	June 29, 2024	December 30, 2023	Balance Sheet Location	June 29, 2024	December 30, 2023

Commodity contracts - gains	Other current assets	$—	$589	Other current liabilities	$2,131	$16
Commodity contracts - losses	Other current assets	—	(281)	Other current liabilities	(9,919)	(383)

Total derivatives (1)		$—	$308		$(7,788)	$(367)
(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended		For the Six Months Ended
(In thousands)	Location	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Undesignated derivatives:
(Loss) gain on commodity contracts (nonqualifying)	Cost of goods sold	$(7,146)	$427	$(6,658)	$(2,057)

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended June 29, 2024
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$462	Cost of goods sold	$(1,197)
Other	(11)	Other	—

Total	$451	Total	$(1,197)

Amounts recognized in and reclassified from AOCI (continued):

	For the Quarter Ended July 1, 2023
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(1,961)	Cost of goods sold	$(742)
Other	24	Other	—

Total	$(1,937)	Total	$(742)

	For the Six Months Ended June 29, 2024
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$1,129	Cost of goods sold	$(1,570)
Other	22	Other	—

Total	$1,151	Total	$(1,570)

	For the Six Months Ended July 1, 2023
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$1,008	Cost of goods sold	$(2,731)
Other	(2)	Other	—

Total	$1,006	Total	$(2,731)

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At June 29, 2024 and December 30, 2023, the Company had recorded restricted cash in other current assets of $16.1 million and $3.2 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Long-Term Debt

The fair value of long-term debt at June 29, 2024 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

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

The Company’s net loss from unconsolidated affiliates, net of foreign tax, for the quarter ended June 29, 2024 included losses of $4.0 million for Tecumseh. The Company’s net income from unconsolidated affiliates, net of foreign tax, for the quarter ended July 1, 2023 included losses of $0.6 million for Tecumseh.

The Company’s net loss from unconsolidated affiliates, net of foreign tax, for the six months ended June 29, 2024 and July 1, 2023 included losses of $14.3 million and $3.0 million, respectively, for Tecumseh.

During the first half of 2024, the Company advanced Tecumseh $12.5 million, which was comprised of a capital contribution of $8.7 million and a note receivable of $3.8 million. These advances did not change the Company’s proportionate ownership of Tecumseh.

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

The Company’s net loss from unconsolidated affiliates, net of foreign tax, for the quarter ended June 29, 2024 included income of $2.9 million for the retail distribution business. The Company’s net income from unconsolidated affiliates, net of foreign tax, for the quarter ended July 1, 2023 included income of $1.3 million for the retail distribution business.

The Company’s net loss from unconsolidated affiliates, net of foreign tax, for the six months ended June 29, 2024 and July 1, 2023 included income of $5.2 million and $2.7 million, respectively, for the retail distribution business.

Note 9 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Pension benefits:
Interest cost	$582	$595	$1,163	$1,189
Expected return on plan assets	(604)	(842)	(1,208)	(1,683)
Amortization of net loss	33	—	66	—

Net periodic benefit cost (income)	$11	$(247)	$21	$(494)

Other benefits:
Service cost	$55	$50	$109	$101
Interest cost	130	128	261	256
Amortization of prior service cost (credit)	—	—	(1)	(1)
Amortization of net gain	(100)	(99)	(197)	(196)

Net periodic benefit cost	$85	$79	$172	$160

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

In June 2017, the EPA requested that Lead Refinery conduct, and the Company fund, a remedial investigation and feasibility study (RI/FS) of operable unit 2 of the Lead Refinery NPL site pursuant to a proposed administrative settlement agreement and order on consent. The Company and Lead Refinery entered into that agreement in September 2017. The Company has made a capital contribution to Lead Refinery to conduct the RI/FS with respect to operable unit 2 and has provided financial assurance in the amount of $1.0 million. The RI/FS remains ongoing, and the Company has reserved currently estimated costs associated with its completion. The EPA has also asserted its position that the Company is a responsible party for the Lead Refinery NPL site, and accordingly is responsible for a share of remedial action and response costs at both operable units 1 and 2 of the site.

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). Subsequent thereto, the Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs then estimated it would cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs.  As of June 29, 2024, the Company has made payments of approximately $7.6 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs. In March 2022, Lead Refinery entered into an administrative settlement agreement and order on consent with the EPA, along with the four other PRPs, which involves payment of certain past and future costs relating to operable unit 1, in exchange for certain releases and contribution protection for the Company, Lead Refinery, and their respective affiliates relating to that operable unit. The settlement became effective in September 2022. The Company reserved $3.3 million for this settlement at the end of 2021.

In March 2018, a group of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in civil tort action relating to the site. The Company, Arava, and MRRC have been voluntarily dismissed from that litigation without prejudice. In July 2024, Lead Refinery was granted partial judgment on the pleadings with respect to plaintiffs’ amended complaint and reached an agreement to settle the litigation for a payment of approximately $0.1 million.

At this juncture, the Company is unable to determine the likelihood of a material adverse outcome or the amount or range of a potential loss in excess of the current reserve with respect to any remedial action or other litigation relating to the Lead Refinery NPL site, either at Lead Refinery’s former operating site (operable unit 2) or the adjacent residential area (operable unit 1), including, but not limited to, EPA oversight costs for which the EPA may attempt to seek reimbursement from the Company, and past costs for which other PRPs may attempt to seek contribution from the Company.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at June 29, 2024 were $28.9 million.

Note 11 – Income Taxes

The Company’s effective tax rate for the second quarter of 2024 was 26 percent compared with 26 percent for the same period last year.  The primary items impacting the effective tax rate for the second quarter of 2024 were increases related to the provision for state income taxes, net of the federal benefit, of $6.1 million, the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $2.3 million, and other items of $3.2 million.

The items impacting the effective tax rate for the second quarter of 2023 were increases related to the provision for state income taxes, net of the federal benefit, of $7.1 million and the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $2.6 million.

The Company’s effective tax rate for the first half of 2024 was 26 percent compared with 26 percent for the same period last year. The items impacting the effective tax rate for the first half of 2024 were increases related to the provision for state income taxes, net of the federal benefit, of $12.0 million, the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $3.9 million, and other items of $5.3 million.

The items impacting the effective tax rate for the first half of 2023 were increases related to the provision for state income taxes, net of the federal benefit, of $15.0 million and the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $4.6 million.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Six Months Ended June 29, 2024
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 30, 2023	$(48,076)	$213	$(2,630)	$3,272	$(47,221)

Other comprehensive (loss) income before reclassifications	(10,882)	1,151	37	(1,583)	(11,277)
Amounts reclassified from AOCI	—	(1,570)	(94)	—	(1,664)

Net current-period other comprehensive loss	(10,882)	(419)	(57)	(1,583)	(12,941)

Balance as of June 29, 2024	$(58,958)	$(206)	$(2,687)	$1,689	$(60,162)

	For the Six Months Ended July 1, 2023
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 31, 2022	$(69,238)	$1,486	$1,222	$2,355	$(64,175)

Other comprehensive income before reclassifications	18,012	1,006	148	1,638	20,804
Amounts reclassified from AOCI	—	(2,731)	(147)	—	(2,878)

Net current-period other comprehensive income (loss)	18,012	(1,725)	1	1,638	17,926

Balance as of July 1, 2023	$(51,226)	$(239)	$1,223	$3,993	$(46,249)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023	Affected line item

Unrealized gains on derivative commodity contracts	$(1,531)	$(960)	$(2,014)	$(3,511)	Cost of goods sold
	334	218	444	780	Income tax expense

	$(1,197)	$(742)	$(1,570)	$(2,731)	Net of tax and noncontrolling interests

Amortization of net (gain) loss and prior service (credit) cost on employee benefit plans	$(67)	$(99)	$(132)	$(197)	Other (expense) income, net
	19	25	38	50	Income tax expense

	$(48)	$(74)	$(94)	$(147)	Net of tax and noncontrolling interests

Note 13 – Insurance Claim

In March 2023, a portion of the Company’s Covington, Tennessee manufacturing operation was damaged by a tornado. The extent of the damage to inventories, production equipment, and building structures is currently being assessed. The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance subject to customary deductibles. Any gain resulting from insurance proceeds for property damage in excess of the net book value of the related property will be recognized in income upon settlement of the claim. In addition, the Company has deferred recognition of direct, identifiable costs associated with this matter. These costs will also be recognized upon settlement of the insurance claim. As of June 29, 2024, the Company has received advances totaling $25.0 million from the insurance company for this claim, of which $15.0 million was received during 2024. These advances, net of the book value of damaged inventories, equipment, and buildings and direct cleanup and other out of pocket costs totaled $13.4 million, classified as other current liabilities on the Condensed Consolidated Balance Sheet at June 29, 2024.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

We are a leading manufacturer of copper, brass, and aluminum products. The range of products we manufacture is broad: copper tube and fittings; line sets; brass rod, bar, and shapes; aluminum and brass forgings; aluminum impact extrusions; refrigeration valves and fittings; compressed gas valves; pressure vessels; steel nipples; insulated flexible duct systems; and high-quality wire and cable solutions. We also resell brass and plastic plumbing valves, plastic fittings, malleable iron fittings, faucets, and plumbing specialty products. Our operations are located throughout the United States and in Canada, Mexico, Great Britain, South Korea, the Middle East, and China.

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

•Industrial Metals: The Industrial Metals segment is composed of Brass Rod, Impacts & Micro Gauge, Brass Value-Added Products, Precision Tube, and Nehring. The segment manufactures and sells brass rod, bar, and shapes; aluminum and brass forgings; aluminum impact extrusions; gas valves and assemblies; specialty copper, copper alloy, and aluminum tube; and high-quality wire and cable solutions. The segment manufactures and sells its products primarily to domestic OEMs and distributors, and utilities in the industrial, transportation, construction, heating, ventilation, and air-conditioning, plumbing, refrigeration, energy, telecommunication, and electrical transmission and distribution markets.

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

According to the U.S. Census Bureau, the June 2024 seasonally adjusted annual rate of new housing starts was 1.35 million, compared to the June 2023 rate of 1.42 million. The average 30-year fixed mortgage rate was 6.87 percent for the first half of 2024 and 6.81 percent for the twelve months ended December 2023. The private non-residential construction sector includes offices, industrial, health care, and retail projects. According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $733.9 billion in May 2024 compared to the May 2023 rate of $705.2 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first half of 2024 and 2023:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 29, 2024	July 1, 2023	2024 vs. 2023	June 29, 2024	July 1, 2023	2024 vs. 2023

Net sales	$997,745	$896,984	11.2%	$1,847,399	$1,868,176	(1.1)%
Operating income	210,006	210,700	(0.3)	393,431	439,806	(10.5)
Net income	160,165	177,711	(9.9)	298,528	350,950	(14.9)

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	5.6%	0.7%
Unit sales volume in core product lines	2.3	(1.0)
Acquisitions	3.4	1.6
Dispositions	(0.9)	(0.8)
Other	0.8	(1.6)

	11.2%	(1.1)%

The increase in net sales during the second quarter of 2024 was primarily due to (i) higher net selling prices of $49.8 million in our core product lines, primarily copper tube and brass rod, (ii) sales of $30.6 million recorded by Nehring, acquired in fiscal June 2024, (iii) higher unit sales volume of $20.5 million in our core product lines, and (iv) an increase in sales of $8.0 million in our non-core product lines. These increases were partially offset by a decrease in sales of $8.2 million as a result of the disposition of Heatlink Group during the third quarter of 2023.

The decrease in net sales during the first half of 2024 was primarily due to (ii) a decrease in sales of $29.3 million in our non-core product lines, (ii) lower unit sales volume of $19.2 million in our core product lines, and (iii) a decrease in sales of $15.9 million as a result of the disposition of Heatlink Group during the third quarter of 2023. These decreases were partially offset by (i) sales of $30.6 million recorded by Nehring and (ii) higher net selling prices of $13.1 million in our core product lines.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2024 and 2023:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Cost of goods sold	$724,990	$639,272	$1,333,693	$1,318,070
Depreciation and amortization	10,018	10,416	19,187	21,073
Selling, general, and administrative expense	52,731	56,062	101,088	108,693
Gain on insurance settlement	—	(19,466)	—	(19,466)

Operating expenses	$787,739	$686,284	$1,453,968	$1,428,370

	For the Quarter Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Cost of goods sold	72.7%	71.3%	72.2%	70.6%
Depreciation and amortization	1.0	1.2	1.0	1.1
Selling, general, and administrative expense	5.3	6.3	5.5	5.8
Gain on insurance settlement	—	(2.2)	—	(1.0)

Operating expenses	79.0%	76.6%	78.7%	76.5%

Q2 2024 compared to Q2 2023

Cost of goods sold increased in the second quarter of 2024 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 27.3 percent compared with 28.7 percent in the prior year quarter. Depreciation and amortization decreased slightly in the second quarter of 2024 primarily as a result of several long-lived assets becoming fully depreciated and as a result of long-lived assets sold with Heatlink Group, largely offset by incremental expenses associated with the acquisition of Nehring. Selling, general, and administrative expense decreased in the second quarter of 2024 primarily as a result of (i) higher foreign currency transaction gains of $5.3 million, (ii) lower employment costs, including incentive compensation, healthcare, and agent commissions, of $3.1 million, and (iii) the absence of expenses associated with Heatlink Group of $1.5 million. These decreases were partially offset by (i) higher legal and professional fees of $2.3 million, (ii) higher customs duties of $1.1 million, (iii) incremental expenses of $0.7 million associated with the acquisition of Nehring, (iv) higher taxes and insurance of $0.7 million, (v) an increase in travel and entertainment of $0.4 million, and (vi) higher supplies and utilities of $0.4 million. In addition, during the second quarter of 2023, we settled the insurance claim related to the August 2022 fire at our Bluffs, Illinois manufacturing operation and recognized a $19.5 million gain.

Interest expense was consistent with the second quarter of 2023. Interest income was higher during the second quarter of 2024 primarily as a result of (i) the purchase of short-term investments throughout 2023 and 2024 and (ii) higher rates on deposits. During the second quarter of 2023, we recognized realized and unrealized gains on short-term investments of $20.8 million. We recognized other expense, net, of $1.4 million in the second quarter of 2024 compared to other income, net, of $1.8 million in the second quarter of 2023. This change was primarily due to (i) higher environmental remediation costs at our non-operating properties during the second quarter of 2024 and (ii) a gain for an indemnification settlement related to one of our foreign benefits plans recognized during the second quarter of 2023.

Our effective tax rate for the second quarter of 2024 was 26 percent compared with 26 percent for the same period last year.  The items impacting the effective tax rate were (i) increases related to the provision for state income taxes, net of the federal benefit, of $6.1 million, (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign items of $2.3 million, and (iii) other items of $3.2 million.

For the second quarter of 2023, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to (i) increases related to the provision for state income taxes, net of the federal benefit, of $7.1 million and (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign items of $2.6 million.

During the second quarter of 2024 and 2023, we recognized net losses of $1.1 million and net income of $0.7 million, respectively, on our investments in unconsolidated affiliates.

YTD 2024 compared to YTD 2023

Cost of goods sold increased in the first half of 2024 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 27.8 percent compared with 29.4 percent in the prior year. Depreciation and amortization decreased in the first half of 2024 as a result of several long-lived assets becoming fully depreciated and as a result of long-lived assets sold with Heatlink Group, partially offset by incremental expenses associated with the acquisition of Nehring. Selling, general, and administrative expense decreased in the first half of 2024 primarily as a result of (i) higher foreign currency transaction gains of $7.0 million, (ii) lower employment costs, including incentive compensation and healthcare, of $4.6 million, and (iii) the absence of expenses associated with Heatlink Group of $2.7 million. These decreases were partially offset by (i) higher legal and professional fees of $3.5 million, (ii) higher taxes and insurance of $1.5 million, (iii) higher customs duties of $1.1 million, and (iv) incremental expenses of $0.7 million associated with the acquisition of Nehring. In addition, during the first half of 2023, we settled the insurance claim related to the August 2022 fire at our Bluffs, Illinois manufacturing operation and recognized a $19.5 million gain.

Interest expense was consistent with the first half of 2023. Interest income was higher during the first half of 2024 primarily as a result of (i) the purchase of short-term investments throughout 2023 and 2024 and (ii) higher rates on deposits. During the first half of 2024 and 2023, we recognized realized and unrealized gains on short-term investments of $0.4 million and $22.7 million, respectively. We recognized other expense, net, of $0.7 million in the first half of 2024 compared to other income, net, of $2.2 million in the first half of 2023. This change was primarily due to (i) higher environmental remediation costs at our non-operating properties during the second quarter of 2024 and (ii) a gain for an indemnification settlement related to one of our foreign benefits plans recognized during the second quarter of 2023.

Our effective tax rate for the first half of 2024 was 26 percent compared with 26 percent for the same period last year.  The items impacting the effective tax rate are primarily related to (i) the provision for state income taxes, net of the federal benefit, of $12.0 million, (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign items of $3.9 million, and (iii) other adjustments of $5.3 million.

For the first half of 2023, the items impacting the effective tax rate were primarily related to (i) the provision for state income taxes, net of the federal benefit, of $15.0 million and (ii) the effect of foreign tax rates higher than statutory tax rates of $4.6 million.

During the first half of 2024 and 2023, we recognized net losses of $9.1 million and $0.3 million, respectively, on our investments in unconsolidated affiliates.

Piping Systems Segment

The following table compares summary operating results for the first half of 2024 and 2023 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 29, 2024	July 1, 2023	2024 vs. 2023	June 29, 2024	July 1, 2023	2024 vs. 2023

Net sales	$688,469	$638,005	7.9%	$1,278,637	$1,300,484	(1.7)%
Operating income	162,258	151,142	7.4	304,938	314,996	(3.2)

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	5.7%	0.4%
Unit sales volume in core product lines	2.8	(1.8)
Dispositions	(1.3)	(1.2)
Other	0.7	0.9

	7.9%	(1.7)%

The increase in net sales during the second quarter of 2024 was primarily attributable to (i) higher net selling prices in the segment’s core product lines, primarily copper tube, of $36.0 million, (ii) higher unit sales volume of $17.6 million in the segment’s core product lines, and (iii) an increase in sales of $1.4 million in the segment’s non-core product lines. These increases were partially offset by a decrease in sales of $8.2 million as a result of the disposition of Heatlink Group during the third quarter of 2023.

Net sales during the first half of 2024 decreased primarily as a result of (i) lower unit sales volume of $22.4 million in the segment’s core product lines and (ii) a decrease in sales of $15.9 million as a result of the disposition of Heatlink Group during the third quarter of 2023. These decreases were partially offset by (i) higher net selling prices in the segment’s core product lines of $5.5 million and (ii) an increase in sales of $3.1 million in the segment’s non-core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2024 and 2023:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Cost of goods sold	$500,826	$452,866	$921,767	$920,476
Depreciation and amortization	4,932	5,252	9,492	10,810
Selling, general, and administrative expense	20,453	28,745	42,440	54,202

Operating expenses	$526,211	$486,863	$973,699	$985,488

	For the Quarter Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Cost of goods sold	72.7%	71.0%	72.1%	70.8%
Depreciation and amortization	0.7	0.8	0.7	0.8
Selling, general, and administrative expense	3.0	4.5	3.3	4.2

Operating expenses	76.4%	76.3%	76.1%	75.8%

The increase in cost of goods sold during the second quarter of 2024 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 27.3 percent compared with 29.0 percent in the prior year quarter. Depreciation and amortization decreased slightly in the second quarter of 2024 primarily as a result of long-lived assets becoming fully depreciated and as a result of long-lived assets sold with Heatlink Group. Selling, general, and administrative expense decreased for the second quarter of 2024 primarily as a result of (i) higher foreign currency transaction gains of $5.2 million, (ii) lower employment costs, including incentive compensation and healthcare, of $3.9 million, and (iii) the absence of expenses associated with Heatlink Group of $1.5 million. These decreases were partially offset by (i) higher customs duties of $1.1 million, (ii) higher professional fees of $0.5 million, and (iii) higher travel and entertainment of $0.3 million.

The increase in cost of goods sold during the first half of 2024 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 27.9 percent compared with 29.2 percent in the prior year. Depreciation and amortization decreased in the first half of 2024 primarily as a result of depreciation and amortization of the long-lived assets becoming fully depreciated and as a result of long-lived assets sold with Heatlink Group. Selling, general, and administrative expense decreased for the first half of 2024 primarily as a result of (i) higher foreign currency transaction gains of $6.6 million, (ii) lower employment costs, including incentive compensation and healthcare, of $4.8 million, and (iii) the absence of expenses associated with Heatlink Group of $2.7 million. These decreases were partially offset by (i) higher customs duties of $1.1 million, (ii) higher professional fees of $0.8 million, and (iii) higher travel and entertainment of $0.5 million.

Industrial Metals Segment

The following table compares summary operating results for the first half of 2024 and 2023 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 29, 2024	July 1, 2023	2024 vs. 2023	June 29, 2024	July 1, 2023	2024 vs. 2023

Net sales	$195,341	$146,266	33.6%	$351,408	$311,500	12.8%
Operating income	29,693	17,971	65.2	53,964	45,186	19.4

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	9.7%	2.4%
Unit sales volume in core product lines	2.1	1.1
Acquisitions	21.4	10.0
Other	0.4	(0.7)

	33.6%	12.8%

The increase in net sales during the second quarter of 2024 was primarily due to (i) sales of $30.6 million recorded by Nehring, (ii) higher net selling prices of $13.8 million in the segment’s core product lines, and (ii) higher unit sales volume of $2.9 million in the segment’s non-core product lines.

The increase in net sales during the first half of 2024 was primarily due to (i) sales of $30.6 million recorded by Nehring, (ii) higher net selling prices of $7.5 million in the segment’s core product lines, and (iii) higher unit sales volume of $3.2 million in the segment’s core product lines. These increases were slightly offset by a decrease in sales of $2.2 million in the segment’s non-core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2024 and 2023:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Cost of goods sold	$159,265	$123,097	$285,869	$256,267
Depreciation and amortization	2,368	1,804	4,288	3,576
Selling, general, and administrative expense	4,015	3,394	7,287	6,471

Operating expenses	$165,648	$128,295	$297,444	$266,314

	For the Quarter Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Cost of goods sold	81.5%	84.2%	81.3%	82.3%
Depreciation and amortization	1.2	1.2	1.2	1.1
Selling, general, and administrative expense	2.1	2.3	2.1	2.1

Operating expenses	84.8%	87.7%	84.6%	85.5%

The increase in cost of goods sold during the second quarter of 2024 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 18.5 percent compared with 15.8 percent in the prior year quarter. Depreciation and amortization and selling, general, and administrative expense increased during the second quarter of 2024 primarily as a result of incremental expenses associated with the acquisition of Nehring.

The increase in cost of goods sold during the first half of 2024 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 18.7 percent compared with 17.7 percent in the prior year. Depreciation and amortization and selling, general, and administrative expense increased during the first half of 2024 primarily as a result of incremental expenses associated with the acquisition of Nehring.

Climate Segment

The following table compares summary operating results for the first half of 2024 and 2023 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 29, 2024	July 1, 2023	2024 vs. 2023	June 29, 2024	July 1, 2023	2024 vs. 2023

Net sales	$130,532	$123,954	5.3%	$247,342	$276,908	(10.7)%
Operating income	38,993	57,067	(31.7)	71,568	111,055	(35.6)

Sales for the second quarter of 2024 increased primarily as a result of an increase in volume and price in certain product lines. Sales for the first half of 2024 decreased primarily as a result of reduced demand, particularly for products utilized in residential construction, and a decrease in volume and price in certain product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2024 and 2023:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Cost of goods sold	$82,291	$77,064	$157,882	$165,876
Depreciation and amortization	1,646	2,202	3,241	4,355
Selling, general and administrative expense	7,602	7,087	14,651	15,088
Gain on insurance settlement	—	(19,466)	—	(19,466)

Operating expenses	$91,539	$66,887	$175,774	$165,853

	For the Quarter Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Cost of goods sold	63.0%	62.2%	63.8%	59.9%
Depreciation and amortization	1.3	1.8	1.3	1.6
Selling, general and administrative expense	5.8	5.7	5.9	5.4
Gain on insurance settlement	—	(15.7)	—	(7.0)

Operating expenses	70.1%	54.0%	71.0%	59.9%

Gross margin as a percentage of sales was 37.0 percent compared with 37.8 percent in the prior year quarter. Depreciation and amortization decreased for the second quarter of 2024 as a result of several long-lived assets becoming fully depreciated. Selling, general, and administrative expense increased for the second quarter of 2024 primarily due to higher employment costs, including agent commissions, of $0.4 million. In addition, during the second quarter of 2023, we settled the insurance claim related to the August 2022 fire at our Bluffs, Illinois manufacturing operation and recognized a $19.5 million gain.

Cost of goods sold decreased during the first half of 2024 primarily due to factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 36.2 percent compared with 40.1 percent in the prior year. Depreciation and amortization decreased for the first half of 2024 as a result of several long-lived assets becoming fully depreciated. Selling, general, and administrative expense decreased slightly for the first half of 2024 primarily as a result of lower employment costs of $0.5 million. In addition, during the first half of 2023, we settled the insurance claim related to the August 2022 fire at our Bluffs, Illinois manufacturing operation and recognized a $19.5 million gain.

Liquidity and Capital Resources

The following table presents selected financial information for the first half of 2024 and 2023:

(In thousands)	2024	2023

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$(332,208)	$308,085
Short-term investments	(98,146)	(90,812)
Property, plant, and equipment, net	86,278	6,978
Goodwill and intangible assets, net	454,357	(678)
Total debt	(122)	(92)
Working capital, net of cash and current debt	39,907	10,390

Net cash provided by operating activities	274,375	250,830
Net cash (used in) provided by investing activities	(512,215)	107,996
Net cash used in financing activities	(89,584)	(55,566)

Cash Flows from Operating Activities

During the six months ended June 29, 2024, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $305.2 million, (ii) an increase in current liabilities of $30.3 million, (iii) non-capital related insurance proceeds of $15.0 million for the March 2023 tornado in Covington, Tennessee, (iv) a decrease in other assets of $8.5 million, and (v) a decrease in inventories of $6.7 million. There were also increases due to non-cash adjustments primarily consisting of (i) depreciation and amortization of $19.3 million, (ii) stock-based compensation expense of $13.5 million, and (iii) losses from unconsolidated affiliates of $9.1 million. These increases were partially offset by an increase in accounts receivable of $132.0 million.

During the six months ended July 1, 2023, net cash provided by operating activities was primarily attributable to consolidated net income of $354.6 million. There were also increases due to non-cash adjustments primarily consisting of (i) depreciation and amortization of $21.3 million and (ii) stock-based compensation expense of $12.5 million, as well as (iii) non-capital related insurance proceeds of $9.9 million for the August 2022 fire in Bluffs, Illinois. These increases were largely offset by (i) an increase in accounts receivable of $77.7 million, (ii) unrealized gains on short-term investments of $20.8 million, (iii) the gain related to the settlement of the insurance claim for the August 2022 fire in Bluffs, Illinois of $19.5 million, (iv) a decrease in current liabilities of $14.5 million, (v) an increase in inventories of $12.1 million, and (vi) an increase in other assets of $5.6 million.

Cash Flows from Investing Activities

The major components of net cash used in investing activities during the six months ended June 29, 2024 included (i) $566.6 million for the purchase of Nehring, (ii) capital expenditures of $25.6 million, (iii) investments in unconsolidated affiliates of $8.7 million, (iv) the purchase of long-term investments of $8.0 million, and (v) the issuance of notes receivable of $3.8 million. These uses were partially offset by (i) proceeds from the sale of securities of $96.5 million and (ii) proceeds from the sale of properties of $4.0 million.

The major components of net cash provided by investing activities during the six months ended July 1, 2023 included (i) proceeds from the maturity of short-term investments of $217.9 million and (ii) insurance proceeds of $24.6 million for property and equipment related to the fire at the Bluffs, Illinois and the tornado at the Covington, Tennessee manufacturing operations. These sources were partially offset by (i) the purchase of short-term investments of $106.2 million and (ii) capital expenditures of $29.2 million.

Cash Flows from Financing Activities

For the six months ended June 29, 2024, net cash used in financing activities consisted primarily of (i) $44.5 million used for the payment of regular quarterly dividends to stockholders of the Company, (ii) $43.0 million used to repurchase common stock, and (iii) $2.0 million net cash used to settle stock-based awards.

For the six months ended July 1, 2023, net cash used in financing activities consisted primarily of (i) $33.4 million used for the payment of regular quarterly dividends to stockholders of the Company, (ii) $19.3 million used to repurchase common stock, and (iii) $2.6 million net cash used to settle stock-based awards.

Liquidity and Outlook

We believe that cash provided by operations, funds available under the Credit Agreement, and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.

As of June 29, 2024, we had $825.7 million of cash on hand and $371.1 million available to be drawn under the Credit Agreement. Our current ratio was 4.7 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $0.5 million during the first half of 2024.  We expect to spend approximately $4.9 million over the next twelve months for ongoing environmental remediation activities.

The Company declared a quarterly cash dividend of 20.0 cents per common share during first and second quarters of 2024 and 15.0 cents per common share during the first and second quarters of 2023, respectively.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of June 29, 2024, the Company’s total debt was $0.9 million or less than one percent of its total capitalization.

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures March 31, 2026.  There were no borrowings outstanding under the Credit Agreement as of June 29, 2024. The Credit Agreement backed approximately $28.9 million in letters of credit at the end of the second quarter of 2024.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of June 29, 2024, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until July 2024, the authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 29, 2024, the Company has repurchased approximately 15.8 million shares under this authorization.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At June 29, 2024, we held open futures contracts to purchase approximately $18.5 million of copper over the next 13 months related to fixed-price sales orders and to sell approximately $123.4 million of copper over the next six months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of June 29, 2024, we held no open futures contracts to purchase natural gas.

Interest Rates

At June 29, 2024, we had no variable-rate debt outstanding.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on the Secured Overnight Financing Rate (SOFR).

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At June 29, 2024, we had open forward contracts with a financial institution to sell approximately 5.8 million euros, 32.5 million Swedish kronor, and 9.5 million Norwegian kroner through October 2024.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of June 29, 2024.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 29, 2024 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending June 29, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The Company is exposed to risk as it operates its businesses.  To provide a framework to understand the operating environment of the Company, we have provided a brief explanation of the more significant risks associated with our businesses in our 2023 Annual Report on Form 10-K.  Except as set forth in Item 1A. of the Company’s Quarterly Report on Form 10-Q for the three months ended March 30, 2024, there have been no material changes in risk factors that were previously disclosed in our 2023 Annual Report on Form 10-K. Additionally, the operating results of the Company’s unconsolidated affiliates may be adversely affected by unfavorable economic and market conditions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2024, the authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 29, 2024, the Company had repurchased approximately 15.8 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended June 29, 2024.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

March 31, 2024 - April 27, 2024	544	$58.27	—	24,433,808
April 28, 2024 - May 25, 2024	123,077	$57.16	120,000	24,313,808
May 26, 2024 - June 29, 2024	146,839	$56.25	144,000	24,169,808
Total	270,460		264,000
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

Item 5.  Other Information

During the quarter ended June 29, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.  Exhibits

10.1
Equity Purchase Agreement by and among Unified Wire & Cable LLC, Conex Cable, LLC, Nehring Electrical Works Company, Express Wire and Cable Distributors, Inc., Wurlitzer Dietz Property LLC, Peace Road Properties, LLC and Locust Properties, LLC, the Sellers named therein, Mueller Industries, Inc., and Raymond Hott, as Representative of the Sellers, dated as of April 19, 2024 (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated April 23, 2024).

10.2	2024 Incentive Plan (Incorporated herein by reference to Annex 1 of the Registrant’s Definitive Proxy Statement, dated March 28, 2024).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.INS	Inline XBRL Instance Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Presentation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in exhibit 101)

Items 3 and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
July 24, 2024	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
July 24, 2024	Anthony J. Steinriede
Date	Vice President – Corporate Controller