Form 10-Q
period 2024-09-28
MUELLER INDUSTRIES INC
filed 2024-10-23
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report ended September 28, 2024
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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of October 18, 2024 was 113,735,099.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 28, 2024

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands, except per share data)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Net sales	$997,831	$819,792	$2,845,230	$2,687,968

Cost of goods sold	722,469	579,058	2,056,162	1,897,128
Depreciation and amortization	11,710	9,631	30,897	30,704
Selling, general, and administrative expense	59,619	48,295	161,993	156,988
Gain on sale of assets	(2,667)	—	(3,953)	—
Gain on sale of business	—	(4,137)	—	(4,137)
Asset impairments	—	5,934	—	5,934
Gain on insurance settlement	—	—	—	(19,466)

Operating income	206,700	181,011	600,131	620,817

Interest expense	(113)	(230)	(335)	(508)
Interest income	11,145	10,599	42,773	24,566
Realized and unrealized gains (losses) on short-term investments	164	(2,368)	529	20,362
Other (expense) income, net	(122)	(47)	(848)	2,120

Income before income taxes	217,774	188,965	642,250	667,357

Income tax expense	(49,188)	(50,843)	(159,406)	(174,322)
Income (loss) from unconsolidated affiliates, net of foreign tax	3,197	(2,413)	(5,905)	(2,682)

Consolidated net income	171,783	135,709	476,939	490,353
Net income attributable to noncontrolling interests	(3,084)	(3,000)	(9,712)	(6,694)

Net income attributable to Mueller Industries, Inc.	$168,699	$132,709	$467,227	$483,659

Weighted average shares for basic earnings per share (1)	111,363	111,416	111,332	111,374
Effect of dilutive stock-based awards (1)	2,412	2,452	2,635	2,182

Adjusted weighted average shares for diluted earnings per share (1)	113,775	113,868	113,967	113,556

Basic earnings per share (1)	$1.51	$1.19	$4.20	$4.34

Diluted earnings per share (1)	$1.48	$1.17	$4.10	$4.26

Dividends per share (1)	$0.20	$0.15	$0.60	$0.45

See accompanying notes to condensed consolidated financial statements.

(1) Adjusted retroactively to reflect the two-for-one stock split that occurred on October 20, 2023. Refer to Note 2 - Earnings per Common Share for additional information.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Consolidated net income	$171,783	$135,709	$476,939	$490,353

Other comprehensive income (loss), net of tax:
Foreign currency translation	6,117	(9,078)	(5,909)	8,898
Net change with respect to derivative instruments and hedging activities, net of tax of $(425), $(93), $(304) and $410	1,460	324	1,041	(1,401)
Net change in pension and postretirement obligation adjustments, net of tax of $134, $(15), $155 and $(3)	(323)	—	(380)	1
Attributable to unconsolidated affiliates, net of tax of $(27), $(64), $433 and $(540)	90	222	(1,493)	1,860

Total other comprehensive income (loss), net	7,344	(8,532)	(6,741)	9,358

Consolidated comprehensive income	179,127	127,177	470,198	499,711
Comprehensive income attributable to noncontrolling interests	(3,499)	(3,280)	(8,983)	(6,938)

Comprehensive income attributable to Mueller Industries, Inc.	$175,628	$123,897	$461,215	$492,773

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	September 28, 2024	December 30, 2023

Assets

Current assets:
Cash and cash equivalents	$965,116	$1,170,893
Short-term investments	4,449	98,146
Accounts receivable, less allowance for doubtful accounts of $2,330 in 2024 and $2,830 in 2023	500,617	351,561
Inventories	400,252	380,248
Other current assets	45,144	39,173

Total current assets	1,915,578	2,040,021

Property, plant, and equipment, net	506,234	385,165
Operating lease right-of-use assets	32,202	35,170
Goodwill, net	599,559	151,820
Intangible assets, net	46,112	46,208
Investments in unconsolidated affiliates	80,174	83,436
Other assets	26,273	17,481

Total assets	$3,206,132	$2,759,301

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	September 28, 2024	December 30, 2023

Liabilities

Current liabilities:
Current portion of debt	$927	$796
Accounts payable	183,511	120,485
Accrued wages and other employee costs	48,216	55,644
Current portion of operating lease liabilities	7,681	7,893
Other current liabilities	153,658	132,320

Total current liabilities	393,993	317,138

Long-term debt, less current portion	19	185
Pension liabilities	3,270	2,832
Postretirement benefits other than pensions	8,812	9,230
Environmental reserves	14,696	15,030
Deferred income taxes	24,663	19,134
Noncurrent operating lease liabilities	24,504	26,683
Other noncurrent liabilities	27,539	10,353

Total liabilities	497,496	400,585

Equity

Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 250,000,000; issued 160,366,008; outstanding 113,734,299 in 2024 and 114,157,918 in 2023	1,604	1,604
Additional paid-in capital	323,568	312,171
Retained earnings	2,992,922	2,594,300
Accumulated other comprehensive loss	(53,233)	(47,221)
Treasury common stock, at cost	(586,479)	(523,409)

Total Mueller Industries, Inc. stockholders' equity	2,678,382	2,337,445
Noncontrolling interests	30,254	21,271

Total equity	2,708,636	2,358,716

Commitments and contingencies	—	—

Total liabilities and equity	$3,206,132	$2,759,301
See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
(In thousands)	September 28, 2024	September 30, 2023

Cash flows from operating activities
Consolidated net income	$476,939	$490,353
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	31,140	31,053
Stock-based compensation expense	19,956	17,268
Provision for doubtful accounts receivable	(262)	(63)
Loss from unconsolidated affiliates	5,905	2,682
Dividends from unconsolidated affiliates	4,130	—
Insurance proceeds - noncapital related	15,000	9,854
Gain on disposals of properties	(3,953)	(106)
Gain on sale of business	—	(4,137)
Unrealized gain on short-term investments	(164)	(18,449)
Gain on sales of securities	(365)	—
Impairment charges	—	5,934
Gain on insurance settlement	—	(19,466)
Deferred income tax expense	1,837	3,803
Changes in assets and liabilities, net of effects of businesses acquired:
Receivables	(99,281)	(36,855)
Inventories	34,027	53,372
Other assets	(3,175)	(12,897)
Current liabilities	25,303	(25,503)
Other liabilities	(2,467)	(1,828)
Other, net	1,217	3,475

Net cash provided by operating activities	$505,787	$498,490

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
(In thousands)	September 28, 2024	September 30, 2023

Cash flows from investing activities
Capital expenditures	$(51,288)	$(39,469)
Acquisition of businesses, net of cash acquired	(602,692)	—
Investments in unconsolidated affiliates	(8,700)	(3,999)
Insurance proceeds - capital related	—	24,646
Purchase of short-term investments	(4,285)	(106,231)
Purchase of long-term investments	(7,976)	—
Proceeds from the maturity of short-term investments	—	217,863
Proceeds from the sale of securities	98,465	—
Issuance of notes receivable	(3,800)	—
Proceeds from sales of assets	9,026	214
Dividends from unconsolidated affiliates	—	1,093

Net cash (used in) provided by investing activities	$(571,250)	$94,117

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	$(66,796)	$(50,133)
Repurchase of common stock	(48,681)	(19,303)
Repayments of debt	(167)	(185)
Issuance (repayment) of debt by consolidated joint ventures, net	144	(265)
Net cash used to settle stock-based awards	(22,946)	(9,113)

Net cash used in financing activities	$(138,446)	$(78,999)

Effect of exchange rate changes on cash	(4,709)	2,312

(Decrease) increase in cash, cash equivalents, and restricted cash	(208,618)	515,920
Cash, cash equivalents, and restricted cash at the beginning of the period	1,174,223	465,296

Cash, cash equivalents, and restricted cash at the end of the period	$965,605	$981,216

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Common stock:
Balance at beginning of period	$1,604	$802	$1,604	$802

Balance at end of period	$1,604	$802	$1,604	$802

Additional paid-in capital:
Balance at beginning of period	$325,763	$309,705	$312,171	$297,270
Acquisition of shares under incentive stock option plans	90	254	433	688
Stock-based compensation expense	6,480	4,809	19,956	17,268
Issuance of restricted stock	(8,765)	(1,121)	(8,992)	(1,579)

Balance at end of period	$323,568	$313,647	$323,568	$313,647

Retained earnings:
Balance at beginning of period	$2,847,420	$2,376,618	$2,594,300	$2,059,796
Net income attributable to Mueller Industries, Inc.	168,699	132,709	467,227	483,659
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(23,197)	(17,170)	(68,605)	(51,298)

Balance at end of period	$2,992,922	$2,492,157	$2,992,922	$2,492,157

Accumulated other comprehensive loss:
Balance at beginning of period	$(60,162)	$(46,249)	$(47,221)	$(64,175)
Total other comprehensive income (loss) attributable to Mueller Industries, Inc.	6,929	(8,812)	(6,012)	9,114

Balance at end of period	$(53,233)	$(55,061)	$(53,233)	$(55,061)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Treasury stock:
Balance at beginning of period	$(568,522)	$(524,646)	$(523,409)	$(502,779)
Acquisition of shares under incentive stock option plans	(21,035)	(6,779)	(23,381)	(9,801)
Repurchase of common stock	(5,687)	—	(48,681)	(19,303)
Issuance of restricted stock	8,765	1,121	8,992	1,579

Balance at end of period	$(586,479)	$(530,304)	$(586,479)	$(530,304)

Noncontrolling interests:
Balance at beginning of period	$26,755	$26,708	$21,271	$23,050
Net income attributable to noncontrolling interests	3,084	3,000	9,712	6,694
Foreign currency translation	415	280	(729)	244

Balance at end of period	$30,254	$29,988	$30,254	$29,988

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

Note 2 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted and performance stock awards, computed using the treasury stock method. There were 143 thousand stock-based awards excluded from the computation of diluted earnings per share for the quarter ended

September 28, 2024 because they were antidilutive. There were no stock-based awards excluded from the computation of diluted earnings per share for the quarter ended September 30, 2023 because they were antidilutive.

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

Note 3 – Acquisitions and Dispositions

Acquisitions

Elkhart Products Corporation

On August 2, 2024, the Company entered into an equity purchase agreement to acquire all of the outstanding shares of Elkhart Products Corporation (Elkhart) for approximately $38.1 million in cash at closing, net of working capital adjustments. Elkhart is a U.S. manufacturer of copper solder fittings with two manufacturing locations in Elkhart, Indiana and Fayetteville, Arkansas. The business complements the Company’s existing business within the Piping Systems segment where the operating results are included in the Domestic Piping Systems Group subsequent to the acquisition date.

The provisional fair value of the assets acquired totaled $35.8 million, consisting primarily of inventories of $18.7 million, accounts receivable of $10.8 million, property, plant, and equipment of $5.9 million, and other current assets of $0.4 million. The fair value of the liabilities assumed totaled $12.5 million, consisting primarily of other current liabilities of $6.8 million and accounts payable of $5.7 million. Of the remaining purchase price, $14.8 million was allocated to tax-deductible goodwill and intangible assets. The purchase price allocation is provisional as of September 28, 2024 and subject to change upon the completion of the final valuation of the long-lived assets during the measurement period.

The acquisition of Elkhart was not material to the Company's financial position or results of operations; therefore, pro forma operating results and other disclosures related to the acquisition are not presented as the results would not be significantly different than the reported results.

Nehring Electrical Works Company

On April 19, 2024, the Company entered into an equity purchase agreement to acquire Nehring Electrical Works Company and certain of its affiliated companies (collectively, “Nehring”). The transaction closed on May 28, 2024, whereby the Company purchased all of the outstanding equity of Nehring for approximately $583.5 million, net of working capital adjustments. The total purchase price consisted of $564.5 million in cash on hand at closing and a contingent consideration arrangement which requires the Company to pay the sellers up to $19.0 million based on EBITDA growth of the acquired business. Nehring produces high-quality wire and cable solutions for the utility, telecommunication, electrical distribution, and OEM markets. Nehring provides the Company a substantial platform for expansion in the energy infrastructure space. The acquired business is reported in the Company’s Industrial Metals segment.

The provisional fair value of the assets acquired totaled $179.3 million, consisting primarily of property, plant, and equipment of $99.3 million, accounts receivable of $41.7 million, inventories of $37.4 million, and other current assets of $0.9 million. The fair value of the liabilities assumed totaled $28.9 million, consisting primarily of accounts payable of $19.6 million and other current liabilities of $9.3 million. Of the remaining purchase price, $433.1 million was allocated to tax-deductible goodwill and intangible assets. The purchase price allocation is provisional as of September 28, 2024 and subject to change upon the completion of the final valuation of the long-lived assets and contingent consideration during the measurement period.

Since the acquisition date, Nehring has reported net sales of $122.7 million and operating income of $13.8 million, and the Company has incurred approximately $2.7 million of transaction related expenses.

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

	For the Quarter Ended		For the	For the Nine Months Ended
(In thousands, except per share data)	September 28, 2024	September 30, 2023		September 28, 2024	September 30, 2023

Net sales	$997,831	$910,348		$2,979,692	$2,991,673
Net income	168,699	141,464		475,224	512,909

Basic earnings per share	$1.51	$1.27		$4.27	$4.61
Diluted earnings per share	1.48	1.24		4.17	4.52

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

Effective July 3, 2023, the Company transferred 100 percent of the outstanding shares of Heatlink Group, Inc. and Heatlink Group USA, LLC for an additional 11 percent equity interest in the limited liability company. Heatlink Group produces a complete line of products for PEX plumbing and radiant systems in Canada and sells these products in Canada and the U.S. and was included in the Piping Systems segment. Heatlink Group reported net sales of $15.6 million and operating income of $1.7 million in the first nine months of 2023. As a result of the transaction, the Company recognized a gain of $4.1 million in the third quarter of 2023 based on the excess of the fair value of the consideration received (the 11 percent equity interest) over the carrying value of Heatlink Group. The Company equally weighted an income discounted cash flow approach and market comparable companies approach using an EBITDA multiple to determine the fair value of the consideration received of $26.0 million, which is recognized within the Investments in unconsolidated affiliates line of the Condensed Consolidated Balance Sheet. The excess of the fair value of the deconsolidated subsidiary over its carrying value resulted in the gain.

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

Summarized segment information is as follows:

	For the Quarter Ended September 28, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$653,884	$238,014	$128,482	$(22,549)	$997,831

Cost of goods sold	459,818	204,406	81,579	(23,334)	722,469
Depreciation and amortization	5,082	3,976	1,650	1,002	11,710
Selling, general, and administrative expense	25,383	5,435	7,152	21,649	59,619
Gain on sale of assets	—	—	(2,667)	—	(2,667)

Operating income	163,601	24,197	40,768	(21,866)	206,700

Interest expense					(113)
Interest income					11,145
Realized and unrealized gains on short-term investments					164
Other expense, net					(122)

Income before income taxes					$217,774

Segment information (continued):

	For the Quarter Ended September 30, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$568,151	$141,012	$119,949	$(9,320)	$819,792

Cost of goods sold	394,736	119,108	76,133	(10,919)	579,058
Depreciation and amortization	5,025	1,835	1,618	1,153	9,631
Selling, general, and administrative expense	21,847	3,848	7,352	15,248	48,295
Gain on sale of business	—	—	—	(4,137)	(4,137)
Asset impairments	5,934	—	—	—	5,934

Operating income	140,609	16,221	34,846	(10,665)	181,011

Interest expense					(230)
Interest income					10,599
Realized and unrealized losses on short-term investments					(2,368)
Other expense, net					(47)

Income before income taxes					$188,965

	For the Nine Months Ended September 28, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,932,521	$589,422	$375,824	$(52,537)	$2,845,230

Cost of goods sold	1,381,585	490,275	239,461	(55,159)	2,056,162
Depreciation and amortization	14,574	8,264	4,891	3,168	30,897
Selling, general, and administrative expense	67,542	12,722	21,803	59,926	161,993
Loss (gain) on sale of assets	281	—	(2,667)	(1,567)	(3,953)

Operating income	468,539	78,161	112,336	(58,905)	600,131

Interest expense					(335)
Interest income					42,773
Realized and unrealized gains on short-term investments					529
Other expense, net					(848)

Income before income taxes					$642,250

Segment information (continued):

	For the Nine Months Ended September 30, 2023
( In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Eliminations	Total

Net sales	$1,868,635	$452,512	$396,857	$(30,036)	$2,687,968

Cost of goods sold	1,315,212	375,375	242,009	(35,468)	1,897,128
Depreciation and amortization	15,835	5,411	5,973	3,485	30,704
Selling, general, and administrative expense	76,049	10,319	22,440	48,180	156,988
Gain on sale of business	—	—	—	(4,137)	(4,137)
Asset impairments	5,934	—	—	—	5,934
Gain on insurance settlement	—	—	(19,466)	—	(19,466)

Operating income	455,605	61,407	145,901	(42,096)	620,817

Interest expense					(508)
Interest income					24,566
Realized and unrealized gains on short-term investments					20,362
Other income, net					2,120

Income before income taxes					$667,357

The following table presents total assets attributable to each segment:

(In thousands)	September 28, 2024	December 30, 2023

Segment assets:
Piping Systems	$1,139,615	$1,029,821
Industrial Metals	811,792	157,761
Climate	268,534	252,561
General Corporate	986,191	1,319,158

	$3,206,132	$2,759,301

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended September 28, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$541,568	$—	$—	$541,568
Brass rod, forgings, wire and cable	—	209,257	—	209,257
OEM components, tube and assemblies	—	17,775	30,169	47,944
Valves and plumbing specialties	112,316	—	—	112,316
Flex duct and other HVAC components	—	—	98,313	98,313
Other	—	10,982	—	10,982

	653,884	238,014	128,482	1,020,380

Intersegment sales				(22,549)

Net sales				$997,831

	For the Quarter Ended September 30, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$457,164	$—	$—	$457,164
Brass rod and forgings	—	112,164	—	112,164
OEM components, tube and assemblies	—	18,823	29,293	48,116
Valves and plumbing specialties	110,987	—	—	110,987
Flex duct and other HVAC components	—	—	90,656	90,656
Other	—	10,025	—	10,025

	568,151	141,012	119,949	829,112

Intersegment sales				(9,320)

Net sales				$819,792

Disaggregation of revenue from contracts with customers (continued):

	For the Nine Months Ended September 28, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,588,893	$—	$—	$1,588,893
Brass rod, forgings, wire and cable	—	495,612	—	495,612
OEM components, tube & assemblies	—	57,150	90,755	147,905
Valves and plumbing specialties	343,628	—	—	343,628
Flex duct and other HVAC components	—	—	285,069	285,069
Other	—	36,660	—	36,660

	1,932,521	589,422	375,824	2,897,767

Intersegment sales				(52,537)

Net sales				$2,845,230

	For the Nine Months Ended September 30, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,520,104	$—	$—	$1,520,104
Brass rod and forgings	—	356,067	—	356,067
OEM components, tube & assemblies	—	62,405	95,702	158,107
Valves and plumbing specialties	348,531	—	—	348,531
Flex duct and other HVAC components	—	—	301,155	301,155
Other	—	34,040	—	34,040

	1,868,635	452,512	396,857	2,718,004

Intersegment sales				(30,036)

Net sales				$2,687,968

Note 5 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	September 28, 2024	December 30, 2023

Cash & cash equivalents	$965,116	$1,170,893
Restricted cash included within other current assets	387	3,228
Restricted cash included within other assets	102	102

Total cash, cash equivalents, and restricted cash	$965,605	$1,174,223

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 6 – Inventories

(In thousands)	September 28, 2024	December 30, 2023

Raw materials and supplies	$152,713	$111,843
Work-in-process	51,994	61,793
Finished goods	208,106	220,629
Valuation reserves	(12,561)	(14,017)

Inventories	$400,252	$380,248

Note 7 – Financial Instruments

Short-Term Investments

The fair value of short-term investments at September 28, 2024 and December 30, 2023, consisting of marketable securities, approximates the carrying value on that date. These marketable securities are stated at fair value and classified as level 1 within the fair value hierarchy. This classification is defined as a fair value determined using observable inputs that reflect quoted prices in active markets for identical assets.

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

At September 28, 2024, the Company held open futures contracts to purchase approximately $16.1 million of copper over the next 15 months related to fixed price sales orders.  The fair value of those futures contracts was a $1.4 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the

Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At September 28, 2024, this amount was approximately $1.1 million of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At September 28, 2024, the Company held $1.7 million open futures contracts to sell copper over the next eight months related to copper inventory.  The fair value of those futures contracts was a $0.1 million net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	September 28, 2024	December 30, 2023	Balance Sheet Location	September 28, 2024	December 30, 2023

Commodity contracts - gains	Other current assets	$1,431	$589	Other current liabilities	$—	$16
Commodity contracts - losses	Other current assets	—	(281)	Other current liabilities	(128)	(383)

Total derivatives (1)		$1,431	$308		$(128)	$(367)
(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended		For the Nine Months Ended
(In thousands)	Location	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Undesignated derivatives:
Gain (loss) on commodity contracts (nonqualifying)	Cost of goods sold	$4,052	$1,102	$(2,606)	$(955)

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended September 28, 2024
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$929	Cost of goods sold	$531
Other	—	Other	—

Total	$929	Total	$531

Amounts recognized in and reclassified from AOCI (continued):

	For the Quarter Ended September 30, 2023
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$132	Cost of goods sold	$183
Other	9	Other	—

Total	$141	Total	$183

	For the Nine Months Ended September 28, 2024
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$2,058	Cost of goods sold	$(1,039)
Other	22	Other	—

Total	$2,080	Total	$(1,039)

	For the Nine Months Ended September 30, 2023
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$1,140	Cost of goods sold	$(2,548)
Other	7	Other	—

Total	$1,147	Total	$(2,548)

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At September 28, 2024 and December 30, 2023, the Company had recorded restricted cash in other current assets of $0.2 million and $3.2 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Long-Term Debt

The fair value of long-term debt at September 28, 2024 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

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

The Company’s net income from unconsolidated affiliates, net of foreign tax, for the quarter ended September 28, 2024 included losses of $0.1 million for Tecumseh. The Company’s net loss from unconsolidated affiliates, net of foreign tax, for the quarter ended September 30, 2023 included losses of $4.9 million for Tecumseh.

The Company’s net loss from unconsolidated affiliates, net of foreign tax, for the nine months ended September 28, 2024 and September 30, 2023 included losses of $14.4 million and $7.9 million, respectively, for Tecumseh.

During the first nine months of 2024, the Company advanced Tecumseh $12.5 million, which was comprised of a capital contribution of $8.7 million and a note receivable of $3.8 million. These advances did not change the Company’s proportionate ownership of Tecumseh.

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

The Company’s net income from unconsolidated affiliates, net of foreign tax, for the quarter ended September 28, 2024 included income of $3.3 million for the retail distribution business. The Company’s net loss from unconsolidated affiliates, net of foreign tax, for the quarter ended September 30, 2023 included income of $2.5 million for the retail distribution business.

The Company’s net loss from unconsolidated affiliates, net of foreign tax, for the nine months ended September 28, 2024 and September 30, 2023 included income of $8.5 million and $5.2 million, respectively, for the retail distribution business.

Note 9 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Pension benefits:
Interest cost	$581	$594	$1,744	$1,783
Expected return on plan assets	(605)	(841)	(1,813)	(2,524)
Amortization of net loss	32	—	98	—

Net periodic benefit cost (income)	$8	$(247)	$29	$(741)

Other benefits:
Service cost	$54	$51	$163	$152
Interest cost	131	128	392	384
Amortization of prior service credit	(1)	(1)	(2)	(2)
Amortization of net gain	(98)	(98)	(295)	(294)

Net periodic benefit cost	$86	$80	$258	$240

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). Subsequent thereto, the Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs then estimated it would cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs.  As of September 28, 2024, the Company has made payments of approximately $7.6 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs. In March 2022, Lead Refinery entered into an administrative settlement agreement and order on consent with the EPA, along with the four other PRPs, which involves payment of certain past and future costs relating to operable unit 1, in exchange for certain releases and contribution protection for the Company, Lead Refinery, and their respective affiliates relating to that operable unit. The settlement became effective in September 2022. The Company reserved $3.3 million for this settlement at the end of 2021.

In March 2018, a group of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in civil tort action relating to the site. The Company, Arava, and MRRC have been voluntarily dismissed from that litigation without prejudice. In July 2024, Lead Refinery was granted partial judgment on the pleadings with respect to plaintiffs’ amended complaint and settled the litigation for a payment of approximately $0.1 million.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at September 28, 2024 were $28.8 million.

Note 11 – Income Taxes

The Company’s effective tax rate for the third quarter of 2024 was 23 percent compared with 27 percent for the same period last year.  The primary items impacting the effective tax rate for the third quarter of 2024 were increases related to the provision for state income taxes, net of the federal benefit, of $6.5 million, the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $1.8 million, and other adjustments of $5.0 million. These were partially offset by decreases related to equity compensation of $9.9 million. The Company anticipates the annual rate being in line with the rate for the first nine months.

The items impacting the effective tax rate for the third quarter of 2023 were increases related to the provision for state income taxes, net of the federal benefit, of $6.5 million and the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $6.1 million. These were partially offset by other adjustments of $1.5 million.

The Company’s effective tax rate for the first nine months of 2024 was 25 percent compared with 26 percent for the same period last year. The items impacting the effective tax rate for the first nine months of 2024 were increases related to the provision for state income taxes, net of the federal benefit, of $18.4 million and the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $5.7 million.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Nine Months Ended September 28, 2024
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 30, 2023	$(48,076)	$213	$(2,630)	$3,272	$(47,221)

Other comprehensive (loss) income before reclassifications	(5,180)	2,080	(239)	(1,493)	(4,832)
Amounts reclassified from AOCI	—	(1,039)	(141)	—	(1,180)

Net current-period other comprehensive (loss) income	(5,180)	1,041	(380)	(1,493)	(6,012)

Balance as of September 28, 2024	$(53,256)	$1,254	$(3,010)	$1,779	$(53,233)

	For the Nine Months Ended September 30, 2023
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 31, 2022	$(69,238)	$1,486	$1,222	$2,355	$(64,175)

Other comprehensive income before reclassifications	8,654	1,147	221	1,860	11,882
Amounts reclassified from AOCI	—	(2,548)	(220)	—	(2,768)

Net current-period other comprehensive income (loss)	8,654	(1,401)	1	1,860	9,114

Balance as of September 30, 2023	$(60,584)	$85	$1,223	$4,215	$(55,061)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023	Affected line item

Unrealized losses (gains) on derivative commodity contracts	$685	$236	$(1,329)	$(3,275)	Cost of goods sold
	(154)	(53)	290	727	Income tax (benefit) expense

	$531	$183	$(1,039)	$(2,548)	Net of tax and noncontrolling interests

Amortization of net (gain) loss and prior service (credit) cost on employee benefit plans	$(67)	$(99)	$(199)	$(296)	Other (expense) income, net
	20	26	58	76	Income tax expense

	$(47)	$(73)	$(141)	$(220)	Net of tax and noncontrolling interests

Note 13 – Insurance Claim

In March 2023, a portion of the Company’s Covington, Tennessee manufacturing operation was damaged by a tornado. The extent of the damage to inventories, production equipment, and building structures is currently being assessed. The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance subject to customary deductibles. Any gain resulting from insurance proceeds for property damage in excess of the net book value of the related property will be recognized in income upon settlement of the claim. In addition, the Company has deferred recognition of direct, identifiable costs associated with this matter. These costs will also be recognized upon settlement of the insurance claim. As of September 28, 2024, the Company has received advances totaling $25.0 million from the insurance company for this claim, of which $15.0 million was received during 2024. These advances, net of the book value of damaged inventories, equipment, and buildings and direct cleanup and other out of pocket costs totaled $12.6 million, are classified as other current liabilities on the Condensed Consolidated Balance Sheet at September 28, 2024.

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

According to the U.S. Census Bureau, the September 2024 seasonally adjusted annual rate of new housing starts was 1.35 million, compared to the September 2023 rate of 1.36 million. The average 30-year fixed mortgage rate was 6.75 percent for the first nine months of 2024 and 6.81 percent for the twelve months ended December 2023. The private non-residential construction sector includes offices, industrial, health care, and retail projects. According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $742.2 billion in August 2024 compared to the August 2023 rate of $716.7 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first nine months of 2024 and 2023:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 28, 2024	September 30, 2023	2024 vs. 2023	September 28, 2024	September 30, 2023	2024 vs. 2023

Net sales	$997,831	$819,792	21.7%	$2,845,230	$2,687,968	5.9%
Operating income	206,700	181,011	14.2	600,131	620,817	(3.3)
Net income	168,699	132,709	27.1	467,227	483,659	(3.4)

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	6.5%	2.5%
Unit sales volume in core product lines	0.5	(0.6)
Acquisitions	12.5	4.9
Dispositions	—	(0.6)
Other	2.2	(0.3)

	21.7%	5.9%

The increase in net sales during the third quarter of 2024 was primarily due to (i) sales of $92.1 million recorded by Nehring, acquired in fiscal June 2024, (ii) higher net selling prices of $53.3 million in our core product lines, primarily copper tube and brass rod, (iii) an increase in sales of $18.5 million in our non-core product lines, (iv) sales of $10.3 million recorded by Elkhart, acquired in fiscal August 2024, and (v) higher unit sales volume of $3.8 million in our core product lines.

The increase in net sales during the first nine months of 2024 was primarily due to (i) sales of $122.7 million recorded by Nehring, (ii) higher net selling prices of $66.4 million in our core product lines, and (iii) sales of $10.3 million recorded by Elkhart. These increases were partially offset by (i) a decrease in sales of $15.9 million as a result of the disposition of Heatlink Group during the third quarter of 2023, (ii) lower unit sales volume of $15.4 million in our core product lines, and (iii) a decrease in sales of $10.8 million in our non-core product lines.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2024 and 2023:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Cost of goods sold	$722,469	$579,058	$2,056,162	$1,897,128
Depreciation and amortization	11,710	9,631	30,897	30,704
Selling, general, and administrative expense	59,619	48,295	161,993	156,988
Gain on sale of assets	(2,667)	—	(3,953)	—
Gain on sale of business	—	(4,137)	—	(4,137)
Asset impairments	—	5,934	—	5,934
Gain on insurance settlement	—	—	—	(19,466)

Operating expenses	$791,131	$638,781	$2,245,099	$2,067,151

	For the Quarter Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Cost of goods sold	72.4%	70.6%	72.3%	70.6%
Depreciation and amortization	1.2	1.2	1.1	1.1
Selling, general, and administrative expense	6.0	5.9	5.7	5.8
Gain on sale of assets	(0.3)	—	(0.1)	—
Gain on sale of business	—	(0.5)	—	(0.2)
Asset impairments	—	0.7	—	0.2
Gain on insurance settlement	—	—	—	(0.7)

Operating expenses	79.3%	77.9%	79.0%	76.8%

Q3 2024 compared to Q3 2023

Cost of goods sold increased in the third quarter of 2024 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 27.6 percent compared with 29.4 percent in the prior year quarter. Depreciation and amortization increased during the third quarter of 2024 primarily as a result of incremental expenses associated with the acquisition of Nehring. Selling, general, and administrative expense increased in the third quarter of 2024 primarily as a result of (i) higher employment costs, including incentive compensation, of $7.9 million, (ii) incremental expenses of $3.9 million associated with the acquisitions of Nehring and Elkhart, and (iii) higher taxes and insurance of $1.0 million. These increases were partially offset by (i) higher foreign currency transaction gains of $0.7 million and (ii) lower repairs and maintenance of $0.4 million. In addition, during the third quarter of 2024, we recognized a gain of $2.7 million on the sale of a building. During the third quarter of 2023, we recognized fixed asset impairment charges on idled equipment of $5.9 million and a gain on the sale of Heatlink Group of $4.1 million.

Interest expense and interest income were consistent with the third quarter of 2023. During the third quarter of 2024, we recognized unrealized gains on short-term investments of $0.2 million. During the third quarter of 2023, we recognized unrealized losses on short-term investments of $2.4 million. Other expense, net, was consistent with the third quarter of 2023.

Our effective tax rate for the third quarter of 2024 was 23 percent compared with 27 percent for the same period last year.  The items impacting the effective tax rate were (i) increases related to the provision for state income taxes, net of the federal benefit, of $6.5 million, (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign items of $1.8 million, and (iii) other adjustments of $5.0 million. These were partially offset by decreases related to equity compensation of $9.9 million.

For the third quarter of 2023, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to (i) increases related to the provision for state income taxes, net of the federal benefit, of $6.5 million and (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign items of $6.1 million. These were partially offset by other adjustments of $1.5 million.

During the third quarter of 2024 and 2023, we recognized net income of $3.2 million and net losses of $2.4 million, respectively, on our investments in unconsolidated affiliates.

YTD 2024 compared to YTD 2023

Cost of goods sold increased in the first nine months of 2024 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 27.7 percent compared with 29.4 percent in the prior year. Depreciation and amortization increased slightly in the first nine months of 2024 as a result of incremental expenses associated with the acquisition of Nehring, largely offset by several long-lived assets becoming fully depreciated and as a result of long-lived assets sold with Heatlink Group. Selling, general, and administrative expense increased in the first nine months of 2024 primarily as a result of (i) incremental expenses of $4.6 million associated with the acquisitions of Nehring and Elkhart, (ii) higher employment costs, including incentive compensation, of $3.4 million, (iii) higher legal and professional fees of $2.8 million, (iv) higher taxes and insurance of $2.4 million, and (v) higher product liability costs of $1.1 million. These increases were partially offset by (i) higher foreign currency transaction gains of $7.7 million and (ii) the absence of expenses associated with Heatlink Group of $2.7 million. In addition, during the first nine months of 2024, we recognized net gains of $4.0 million on the sale of assets. During the first nine months of 2023, we settled the insurance claim related to the August 2022 fire at our Bluffs, Illinois manufacturing operation and recognized a $19.5 million gain. We also recognized fixed asset impairment charges on idled equipment of $5.9 million and a gain on the sale of Heatlink Group of $4.1 million.

Interest expense was consistent with the first nine months of 2023. Interest income was higher during the first nine months of 2024 primarily as a result of (i) the purchase of short-term investments throughout 2023 and 2024 and (ii) higher rates on deposits. During the first nine months of 2024 and 2023, we recognized realized and unrealized gains on short-term investments of $0.5 million and $20.4 million, respectively. We recognized other expense, net, of $0.8 million in the first nine months of 2024 compared to other income, net, of $2.1 million in the first nine months of 2023. This change was primarily due to (i) a gain for an indemnification settlement related to one of our foreign benefits plans recognized during the first nine months of 2023 and (ii) higher environmental remediation costs at our non-operating properties during the first nine months of 2024.

Our effective tax rate for the first nine months of 2024 was 25 percent compared with 26 percent for the same period last year.  The items impacting the effective tax rate are primarily related to (i) the provision for state income taxes, net of the federal benefit, of $18.4 million and (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign items of $5.7 million.

For the first nine months of 2023, the items impacting the effective tax rate were primarily related to (i) the provision for state income taxes, net of the federal benefit, of $21.5 million and (ii) the effect of foreign tax rates higher than statutory tax rates of $10.7 million. These were partially offset by other adjustments of $2.0 million.

During the first nine months of 2024 and 2023, we recognized net losses of $5.9 million and $2.7 million, respectively, on our investments in unconsolidated affiliates.

Piping Systems Segment

The following table compares summary operating results for the first nine months of 2024 and 2023 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 28, 2024	September 30, 2023	2024 vs. 2023	September 28, 2024	September 30, 2023	2024 vs. 2023

Net sales	$653,884	$568,151	15.1%	$1,932,521	$1,868,635	3.4%
Operating income	163,601	140,609	16.4	468,539	455,605	2.8

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	8.2%	2.9%
Unit sales volume in core product lines	1.1	(1.0)
Acquisitions	1.8	0.6
Dispositions	—	(0.9)
Other	4.0	1.8

	15.1%	3.4%

The increase in net sales during the third quarter of 2024 was primarily attributable to (i) higher net selling prices in the segment’s core product lines, primarily copper tube, of $45.9 million, (ii) an increase in sales of $10.4 million in the segment’s non-core product lines, (iii) sales of $10.3 million recorded by Elkhart, and (iv) higher unit sales volume of $6.2 million in the segment’s core product lines.

Net sales during the first nine months of 2024 increased primarily as a result of (i) higher net selling prices in the segment’s core product lines of $51.4 million, (ii) an increase in sales of $13.5 million in the segment’s non-core product lines, and (iii) sales of $10.3 million recorded by Elkhart. These increases were partially offset by (i) lower unit sales volume of $16.2 million in the segment’s core product lines and (ii) a decrease in sales of $15.9 million as a result of the disposition of Heatlink Group during the third quarter of 2023.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2024 and 2023:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Cost of goods sold	$459,818	$394,736	$1,381,585	$1,315,212
Depreciation and amortization	5,082	5,025	14,574	15,835
Selling, general, and administrative expense	25,383	21,847	67,542	76,049
Loss (gain) on sale of assets	—	—	281	—
Asset impairments	—	5,934	—	5,934

Operating expenses	$490,283	$427,542	$1,463,982	$1,413,030

	For the Quarter Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Cost of goods sold	70.3%	69.5%	71.5%	70.4%
Depreciation and amortization	0.8	0.9	0.8	0.8
Selling, general, and administrative expense	3.9	3.8	3.5	4.1
Loss (gain) on sale of assets	—	—	—	—
Asset impairments	—	1.0	—	0.3

Operating expenses	75.0%	75.3%	75.8%	75.6%

The increase in cost of goods sold during the third quarter of 2024 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 29.7 percent compared with 30.5 percent in the prior year quarter. Depreciation and amortization was consistent with the third quarter of 2023. Selling, general, and administrative expense increased for the third quarter of 2024 primarily as a result of (i) higher employment costs, including incentive compensation and healthcare, of $2.2 million, (ii) incremental expenses of $1.6 million associated with the acquisition of Elkhart, and (iii) higher professional fees of $0.3 million. These increases were partially offset by higher foreign currency transaction gains of $0.9 million. In addition, during the third quarter of 2023, the segment recognized fixed asset impairment charges on idled equipment of $5.9 million.

The increase in cost of goods sold during the first nine months of 2024 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 28.5 percent compared with 29.6 percent in the prior year. Depreciation and amortization decreased in the first nine months of 2024 primarily as a result of depreciation and amortization of the long-lived assets becoming fully depreciated and as a result of long-lived assets sold with Heatlink Group. Selling, general, and administrative expense decreased for the first nine months of 2024 primarily as a result of (i) higher foreign currency transaction gains of $7.5 million, (ii) the absence of expenses associated with Heatlink Group of $2.7 million, and (iii) lower employment costs, including incentive compensation and healthcare, of $2.6 million. These decreases were partially offset by (i) incremental expenses of $1.6 million associated with the acquisition of Elkhart, (ii) higher professional fees of $1.3 million, (iii) higher travel and entertainment of $0.7 million, and (iv) higher taxes and insurance of $0.4 million.

Industrial Metals Segment

The following table compares summary operating results for the first nine months of 2024 and 2023 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 28, 2024	September 30, 2023	2024 vs. 2023	September 28, 2024	September 30, 2023	2024 vs. 2023

Net sales	$238,014	$141,012	68.8%	$589,422	$452,512	30.3%
Operating income	24,197	16,221	49.2	78,161	61,407	27.3

The following are components of changes in net sales compared to the prior year:

	Quarter-to- Date	Year-to- Date
Net selling price in core product lines	5.4%	3.4%
Unit sales volume in core product lines	(1.8)	0.2
Acquisitions	66.9	27.7
Other	(1.7)	(1.0)

	68.8%	30.3%

The increase in net sales during the third quarter of 2024 was primarily due to (i) sales of $92.1 million recorded by Nehring and (ii) higher net selling prices of $7.4 million in the segment’s core product lines, primarily brass rod. These increases were partially offset by lower unit sales volume of $2.4 million in the segment’s core product lines.

The increase in net sales during the first nine months of 2024 was primarily due to (i) sales of $122.7 million recorded by Nehring and (ii) higher net selling prices of $15.0 million in the segment’s core product lines. These increases were slightly offset by a decrease in sales of $2.6 million in the segment’s non-core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2024 and 2023:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Cost of goods sold	$204,406	$119,108	$490,275	$375,375
Depreciation and amortization	3,976	1,835	8,264	5,411
Selling, general, and administrative expense	5,435	3,848	12,722	10,319

Operating expenses	$213,817	$124,791	$511,261	$391,105

	For the Quarter Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Cost of goods sold	85.9%	84.5%	83.2%	83.0%
Depreciation and amortization	1.7	1.3	1.4	1.2
Selling, general, and administrative expense	2.3	2.7	2.2	2.3

Operating expenses	89.8%	88.5%	86.7%	86.4%

The increase in cost of goods sold during the third quarter of 2024 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 14.1 percent compared with 15.5 percent in the prior year quarter. Depreciation and amortization increased during the third quarter of 2024 primarily as a result of incremental expenses associated with the acquisition of Nehring. Selling, general, and administrative expense increased for the third quarter of 2024 primarily as a result of incremental expenses of $2.3 million associated with the acquisition of Nehring, partially offset by lower legal and professional fees of $0.6 million.

The increase in cost of goods sold during the first nine months of 2024 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 16.8 percent compared with 17.0 percent in the prior year. Depreciation and amortization increased during the first nine months of 2024 primarily as a result of incremental expenses associated with the acquisition of Nehring. Selling, general, and administrative expense increased during the first nine months of 2024 primarily as a result of incremental expenses of $3.0 million associated with the acquisition of Nehring, partially offset by lower legal and professional fees of $0.8 million.

Climate Segment

The following table compares summary operating results for the first nine months of 2024 and 2023 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 28, 2024	September 30, 2023	2024 vs. 2023	September 28, 2024	September 30, 2023	2024 vs. 2023

Net sales	$128,482	$119,949	7.1%	$375,824	$396,857	(5.3)%
Operating income	40,768	34,846	17.0	112,336	145,901	(23.0)

Sales for the third quarter of 2024 increased primarily as a result of an increase in volume and price in certain product lines. Sales for the first nine months of 2024 decreased primarily as a result of reduced demand, particularly for products utilized in residential construction, and a decrease in volume and price in certain product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first nine months of 2024 and 2023:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Cost of goods sold	$81,579	$76,133	$239,461	$242,009
Depreciation and amortization	1,650	1,618	4,891	5,973
Selling, general and administrative expense	7,152	7,352	21,803	22,440
Gain on sale of assets	(2,667)	—	(2,667)	—
Gain on insurance settlement	—	—	—	(19,466)

Operating expenses	$87,714	$85,103	$263,488	$250,956

	For the Quarter Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Cost of goods sold	63.5%	63.5%	63.7%	61.0%
Depreciation and amortization	1.3	1.3	1.3	1.5
Selling, general and administrative expense	5.6	6.1	5.8	5.7
Gain on sale of assets	(2.1)	—	(0.7)	—
Gain on insurance settlement	—	—	—	(4.9)

Operating expenses	68.3%	70.9%	70.1%	63.3%

Cost of goods sold increased during the third quarter of 2024 primarily due to factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was consistent with the prior year quarter. Depreciation and amortization and selling, general, and administrative expense were consistent with the third quarter of 2023. In addition, during the third quarter of 2024, the segment recognized a gain of $2.7 million on the sale of a building.

Cost of goods sold decreased during the first nine months of 2024 primarily due to factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 36.3 percent compared with 39.0 percent in the prior year. Depreciation and amortization decreased for the first nine months of 2024 as a result of several long-lived assets becoming fully depreciated. Selling, general, and administrative expense decreased slightly for the first nine months of 2024 primarily as a result of lower employment costs of $0.8 million. In addition, during the first nine months of 2024 the segment recognized a gain of $2.7 million on the sale of a building. During the first nine months of 2023, we settled the insurance claim related to the August 2022 fire at our Bluffs, Illinois manufacturing operation and recognized a $19.5 million gain.

Liquidity and Capital Resources

The following table presents selected financial information for the first nine months of 2024 and 2023:

(In thousands)	2024	2023

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$(208,618)	$515,920
Short-term investments	(93,697)	(93,183)
Property, plant, and equipment, net	121,069	(3,272)
Goodwill and intangible assets, net	447,643	(14,654)
Total debt	(35)	(172)
Working capital, net of cash and current debt	4,610	(91,120)

Net cash provided by operating activities	505,787	498,490
Net cash (used in) provided by investing activities	(571,250)	94,117
Net cash used in financing activities	(138,446)	(78,999)

Cash Flows from Operating Activities

During the nine months ended September 28, 2024, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $476.9 million, (ii) a decrease in inventories of $34.0 million, (iii) an increase in current liabilities of $25.3 million, (iv) non-capital related insurance proceeds of $15.0 million for the March 2023 tornado in Covington, Tennessee, and (v) dividends from unconsolidated affiliates of $4.1 million. There were also increases due to non-cash adjustments primarily consisting of (i) depreciation and amortization of $31.1 million, (ii) stock-based compensation expense of $20.0 million, and (iii) losses from unconsolidated affiliates of $5.9 million. These increases were partially offset by (i) an increase in accounts receivable of $99.3 million and (ii) gains on the sale of properties of $4.0 million.

During the nine months ended September 30, 2023, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $490.4 million (ii) a decrease in inventories of $53.4 million, and (iii) non-capital related insurance proceeds of $9.9 million for the August 2022 fire in Bluffs, Illinois. There were also increases due to non-cash adjustments primarily consisting of (i) depreciation and amortization of $31.1 million and (ii) stock-based compensation expense of $17.3 million. These increases were largely offset by (i) an increase in accounts receivable of $36.9 million, (ii) unrealized gains on short-term investments of $18.4 million, (iii) the gain related to the settlement of the insurance claim for the August 2022 fire in Bluffs, Illinois of $19.5 million, (iv) a decrease in current liabilities of $25.5 million, and (v) an increase in other assets of $12.9 million.

Cash Flows from Investing Activities

The major components of net cash used in investing activities during the nine months ended September 28, 2024 included (i) $602.7 million for the acquisitions of Nehring and Elkhart, net of cash acquired, (ii) capital expenditures of $51.3 million, (iii) investments in unconsolidated affiliates of $8.7 million, (iv) the purchase of long-term investments of $8.0 million, (v) the purchase of short-term investments of $4.3 million, and (vi) the issuance of notes receivable of $3.8 million. These uses were partially offset by (i) proceeds from the sale of securities of $98.5 million and (ii) proceeds from the sale of properties of $9.0 million.

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

Cash Flows from Financing Activities

For the nine months ended September 28, 2024, net cash used in financing activities consisted primarily of (i) $66.8 million used for the payment of regular quarterly dividends to stockholders of the Company, (ii) $48.7 million used to repurchase common stock, and (iii) $22.9 million net cash used to settle stock-based awards.

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

As of September 28, 2024, we had $969.6 million of cash on hand and $371.2 million available to be drawn under the Credit Agreement. Our current ratio was 4.9 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $1.6 million during the first nine months of 2024.  We expect to spend approximately $3.9 million over the next twelve months for ongoing environmental remediation activities.

The Company declared a quarterly cash dividend of 20.0 cents per common share during first, second, and third quarters of 2024, and 15.0 cents per common share during the first, second, and third quarters of 2023, respectively.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of September 28, 2024, the Company’s total debt was $0.9 million or less than one percent of its total capitalization.

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures March 31, 2026.  There were no borrowings outstanding under the Credit Agreement as of September 28, 2024. The Credit Agreement backed approximately $28.8 million in letters of credit at the end of the third quarter of 2024.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of September 28, 2024, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until July 2026, the authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 28, 2024, the Company has repurchased approximately 15.9 million shares under this authorization.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At September 28, 2024, we held open futures contracts to purchase approximately $16.1 million of copper over the next 15 months related to fixed-price sales orders and to sell approximately $1.7 million of copper over the next eight months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of September 28, 2024, we held no open futures contracts to purchase natural gas.

Interest Rates

At September 28, 2024, we had no variable-rate debt outstanding.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on the Secured Overnight Financing Rate (SOFR).

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At September 28, 2024, we had open forward contracts with a financial institution to sell approximately 4.6 million euros, 20.6 million Swedish kronor, and 9.5 million Norwegian kroner through January 2025.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of September 28, 2024.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 28, 2024 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending September 28, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2026, the authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 28, 2024, the Company had repurchased approximately 15.9 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended September 28, 2024.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

June 30, 2024 - July 27, 2024	100,341	$58.38	91,000	24,078,808
July 28, 2024 - August 24, 2024	306,359	$69.40	3,775	24,075,033
August 25, 2024 - September 28, 2024	—	$—	—	24,075,033
Total	406,700		94,775
(1) Includes shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting. Also includes shares resulting from restricted stock forfeitures at the average cost of treasury stock.
(2) Shares available to be purchased under the Company’s 40 million share repurchase authorization until July 2026. The extension of the authorization was announced on October 23, 2024.

Item 5.  Other Information

On August 22, 2024, Charles Herzog, Jr., Director, entered into a 10b5-1 sales plan (the Sales Plan) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Sales Plan provides for the sale of up to an aggregate of 15,000 shares of the Company’s common stock beneficially owned by Mr. Herzog during the term of the Sales Plan and will be in effect until the earlier of (1) November 20, 2025 or (2) the date on which an aggregate of 15,000 shares of the Company’s common stock have been sold under the Sales Plan.

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
October 23, 2024	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
October 23, 2024	Anthony J. Steinriede
Date	Vice President – Corporate Controller