Form 10-K
period 2024-12-28
MUELLER INDUSTRIES INC
filed 2025-02-26
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $6,322,607,148.

The number of shares of the Registrant’s common stock outstanding as of February 19, 2025 was 113,267,514 excluding 47,098,494 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference into this Report: Registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, scheduled to be mailed on or about March 27, 2025 (Part III).

MUELLER INDUSTRIES, INC.

_____________________

As used in this report, the terms “we,” “us,” “our,” “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

____________________

PART I

ITEM 1.	BUSINESS

Introduction

Mueller Industries, Inc. (the Company) is a leading manufacturer of copper, brass, and aluminum products.  The range of products we manufacture is broad: copper tube and fittings; line sets; steel nipples; brass rod, bar, and shapes; aluminum and brass forgings; aluminum impact extrusions; compressed gas valves; refrigeration valves and fittings; pressure vessels; insulated flexible duct systems; and high-quality wire and cable solutions.  We also resell brass and plastic plumbing valves, plastic fittings, malleable iron fittings, faucets, and plumbing specialty products.  Our operations are located throughout the United States and in Canada, Mexico, Great Britain, South Korea, the Middle East, and China.  The Company was incorporated in Delaware on October 3, 1990.

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

We acquired Kessler Sales and Distribution on August 2, 2020 and Elkhart Products Corporation on August 2, 2024, and increased our equity interest in Mueller Middle East to 55 percent on December 7, 2021.  These acquisitions complement our existing businesses in the Piping Systems segment.

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

We compete with various companies, depending on the product line.  In the U.S. copper tube business, domestic competition includes Cerro Flow Products LLC, and Cambridge-Lee Industries LLC (a subsidiary of Industrias Unidas S.A. de C.V.), as well as many actual and potential foreign competitors.  In the European copper tube business, we compete with several European-based manufacturers of copper tube as well as other foreign-based manufacturers.  In the Canadian copper tube business, our competitors include foreign-based manufacturers.  In the copper fittings market, our domestic competitors include NIBCO, Inc.  We also compete with several foreign manufacturers.  Additionally, our copper tube and fittings businesses compete with a large number of manufacturers of substitute products made from other metals and plastic.

Industrial Metals Segment

The Industrial Metals segment is composed of Brass Rod, Impacts & Micro Gauge, Brass Value-Added Products, Precision Tube, and Nehring Electrical Works Company (Nehring).

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

Nehring manufactures and markets wire and cable products to the utility, municipal, telecommunication, electrical distribution, and OEM markets in the U.S. It offers bare and insulated copper and aluminum wire, aluminum-clad steel, copper-clad steel, building wire, underground power cable, ground rod, and medium voltage cable products.

We acquired Nehring on May 28, 2024. This business provides the Company a substantial platform for expansion in the energy infrastructure space and is reported in the Industrial Metals segment. We disposed of our Copper Bar business on October 25, 2021.

The segment sells its products primarily to domestic OEMs in the industrial, construction, HVAC, plumbing, refrigeration, utility, telecommunication, and electrical distribution markets.  The total amount of order backlog for the Industrial Metals Segment as of December 28, 2024 was not significant.

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

The segment sells predominantly to wholesalers and OEMs in the HVAC and refrigeration markets in the U.S.  The total amount of order backlog for the Climate segment as of December 28, 2024 was not significant.

Human Capital Resources

As of December 28, 2024, the Company employed approximately 5,168 employees, of which approximately 1,793 were represented by various unions.  Those union contracts will expire as follows:

Location	Expiration Date
Port Huron, Michigan (Local 218 IAM)	May 3, 2026
Wynne, Arkansas (MCTP)	November 30, 2029
Port Huron, Michigan (Local 44 UAW)	May 4, 2025
Wynne, Arkansas (B&K LLC)	August 5, 2029
Fulton, Mississippi	October 2, 2025
University Park, Illinois	May 31, 2028
Woodbridge, New Jersey	April 30, 2025
Elkhart, Indiana	November 22, 2025
DeKalb, Illinois	June 5, 2027

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

Raw Material and Energy Availability

A substantial portion of our base metal requirements (primarily copper) is normally obtained through short-term supply contracts with competitive pricing provisions (for cathode) and the open market (for scrap).  Other raw materials used in the production of brass, including brass scrap, zinc, tin, and lead are obtained from zinc and lead producers, open-market dealers, and customers with brass process scrap.  Raw materials used in the fabrication of aluminum are purchased in the open market from major producers.

Adequate supplies of raw material have historically been available to us from primary producers, metal brokers, and scrap dealers.  Sufficient energy in the form of natural gas, fuel oils, and electricity is available to operate our production facilities.  While temporary shortages of raw material and fuels may occur occasionally, to date they have not materially hampered our operations.

Our copper tube facilities can accommodate both refined copper and certain grades of copper scrap as the primary feedstock.  The Company has commitments from refined copper producers for a portion of its metal requirements for 2025.  Adequate quantities of copper are currently available.  While we will continue to react to market developments, resulting pricing volatility or supply disruptions, if any, could nonetheless adversely affect the Company.

Environmental Proceedings

Compliance with environmental laws and regulations is a matter of high priority for the Company.  Mueller’s provision for environmental matters related to all properties was $1.8 million for 2024, $0.7 million for 2023, and $1.4 million for 2022.  The reserve for environmental matters was $18.4 million at December 28, 2024 and $18.9 million at December 30, 2023.  Environmental expenses related to non-operating properties are presented below operating income in the Consolidated Statements of Income, and costs related to operating properties are included in cost of goods sold.  We currently anticipate that we will need to make expenditures of approximately $5.1 million for compliance activities related to existing environmental matters during the next three fiscal years.

For a description of material pending environmental proceedings, see “Note 15 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Other Business Factors

Our business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held.  In addition, expenditures for Company-sponsored research and development activities were not material during 2024, 2023, or 2022.  No material portion of our business involves governmental contracts.

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

Both the costs of raw materials used in our manufactured products (copper, brass, zinc, and aluminum) and energy costs (electricity, natural gas and fuel) have been volatile during the last several years, which has resulted in changes in production and distribution costs.  For example, recent and pending climate change regulation and initiatives on the state, regional, federal, and international levels that have focused on reducing greenhouse gas (GHG) emissions from the energy and utility sectors may affect energy availability and costs in the near future.  Tariffs impact the total cost of our products and the components and raw materials that go into manufacturing them. The new, substantial tariff increases on imports in the United States from Canada and Mexico (in addition to China) announced on February 1, 2025, should they be implemented and sustained for an extended period of time, could adversely impact the gross margin the Company earns on its products. While we typically attempt to pass costs through to our customers or to modify or adapt our activities to mitigate the impact of increases, we may not be able to do so successfully.  The Company is prepared to proactively work with its supply chain to mitigate the cost impact and pass increases in costs to its customers, to the extent possible, when they occur, but failure to fully pass increases to our customers or to modify or adapt our activities to mitigate the impact could have a material adverse impact on our operating margins.  Additionally, if we are for any reason unable to obtain raw materials or energy, our ability to manufacture our products would be impacted, which could have a material adverse impact on our operating margins.

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

Our businesses are also affected by a variety of other factors beyond our control, including, but not limited to, employment levels, foreign currency exchange rates, consumer confidence, the imposition of tariffs that make it more costly to source raw materials, and unforeseen inflationary pressures. In the last year, inflationary pressures have increased. Although we generally attempt to pass along higher raw material costs to our customers in the form of price increases, there can be a delay between an increase in our raw material costs and our ability to raise the prices of our products and new and changing laws or tariffs, regulations, executive orders, and enforcement priorities may impact customer budgets and create uncertainty about how such laws and regulations will be interpreted and applied, which may impact customer demand. Additionally, we may not be able to increase the prices of our products due to other factors including competitive pricing pressure. If the Company is unable to offset significant cost increases through customer price increases, productivity improvements, cost reduction or other programs, Mueller’s business, operating results or financial condition could be materially adversely affected.

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

We conduct our business through subsidiaries in several different countries and export our products to many countries.  Fluctuations in currency exchange rates could have a significant impact on the competitiveness of our products as well as the reported results of our operations, which are presented in U.S. dollars.  A portion of our products are manufactured in or acquired from suppliers located in lower cost regions.  Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange fluctuations.  The strengthening of the U.S. dollar could expose our U.S. based businesses to competitive threats from lower cost producers in other countries such as China.  Lastly, our sales are translated into U.S. dollars for reporting purposes.  The strengthening of the U.S. dollar could result in unfavorable translation effects when the results of foreign operations are translated into U.S. dollars.  Accordingly, significant changes in exchange rates, particularly the British pound sterling, Mexican peso, Canadian dollar, and the South Korean won, could have an adverse impact on our results of operations or financial position.

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

While we, our customers and our vendors are regularly exposed to malicious technology-related events and threats, none of these threats or incidents, either individually or in the aggregate of related occurrences, have materially affected the Company in the period covered by this report. In determining materiality, cybersecurity incidents are reviewed not only for potential financial impacts, which could include potential legal and regulatory penalties, stolen assets or funds, system damage, forensic and remediation costs, lost customer revenue or litigation costs, but also the breadth and sensitivity of data exposure, data exfiltration, impacts on the ability to operate our business or provide our services, customer dissatisfaction, and loss of investor confidence.

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

Location of Facility	Building Space (Sq. Ft.)	Primary Use	Owned or Leased

Piping Systems Segment
Fulton, MS	778,065	Manufacturing, Packaging, & Distribution	Owned
Bilston, England	402,500	Manufacturing	Owned
Wynne, AR	400,000	Manufacturing & Distribution	Owned
Yangju City, Gyeonggi Province, South Korea	343,909	Manufacturing	Owned
Woodbridge, NJ	247,000	Distribution	Leased
Elkhart, IN	220,000	Manufacturing	Owned
London, Ontario, Canada	200,400	Manufacturing	Owned
Wynne, AR	180,000	Distribution	Owned
Covington, TN	159,500	Manufacturing	Owned
Monterrey, Mexico	152,000	Manufacturing & Distribution	Leased
Monterrey, Mexico	132,000	Manufacturing	Leased
Fayetteville, AR	110,000	Manufacturing	Owned
Ennis, TX	109,700	Distribution	Leased
University Park, IL	90,100	Distribution	Leased
Ansonia, CT	89,396	Manufacturing & Distribution	Owned
Kansas City, MO	85,000	Distribution	Leased
St. Thomas, Ontario, Canada	73,124	Distribution	Leased
Shelby, OH	61,750	Distribution	Leased
Ontario, CA	54,209	Distribution	Leased
Jacksonville, FL	48,000	Distribution	Leased
Al Hidd, Kingdom of Bahrain	22,500	Manufacturing & Distribution	Owned
Guadalajara, Mexico	861	Distribution	Leased

Industrial Metals Segment
DeKalb, IL	593,000	Manufacturing & Distribution	Owned
Port Huron, MI	450,000	Manufacturing	Owned
New Market, VA	413,120	Manufacturing & Distribution	Owned

Location of Facility	Building Space (Sq. Ft.)	Primary Use	Owned or Leased
Brooklyn, OH	163,200	Manufacturing	Leased
Marysville, MI	81,500	Manufacturing	Owned
Brighton, MI	65,000	Machining	Leased
DeKalb, IL	18,000	Manufacturing & Distribution	Leased

Climate Segment
Plainville, GA	313,835	Manufacturing & Distribution	Owned
Fort Worth, TX	266,485	Manufacturing	Owned
Phoenix, AZ	250,250	Manufacturing & Distribution	Owned
Olive Branch, MS	205,264	Manufacturing & Distribution	Owned
Tampa, FL	202,614	Manufacturing & Distribution	Owned
Cartersville, GA	193,541	Manufacturing	Leased
Crawsfordville, IN	153,600	Manufacturing & Distribution	Owned
Fort Worth, TX	153,374	Manufacturing	Owned
Bluffs, IL	150,000	Manufacturing	Owned
Vineland, NJ	136,000	Manufacturing & Distribution	Owned
Sanger, CA	127,390	Manufacturing & Distribution	Leased
Sacramento, CA	121,240	Manufacturing & Distribution	Owned
Fort Worth, TX	103,125	Manufacturing & Distribution	Owned
Hickory, NC	100,000	Manufacturing	Owned
Hartsville, TN	92,000	Manufacturing	Owned
Houston, TX	72,000	Manufacturing & Distribution	Owned
Guadalupe, Mexico	67,411	Manufacturing & Distribution	Leased
Baltimore, MD	62,500	Manufacturing & Distribution	Owned
Springdale, AR	59,400	Manufacturing & Distribution	Leased
Hartsville, TN	45,000	Distribution	Leased
Lawrenceville, GA	42,000	Manufacturing	Leased
Xinbei District, Changzhou, China	33,940	Manufacturing	Leased
Hartsville, TN	4,000	Distribution	Leased

ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “MLI.”  As of February 19, 2025, the number of holders of record of Mueller’s common stock was 526.

During fiscal year 2023, we paid a quarterly cash dividend of $0.15 per share of common stock. During fiscal year 2024, we paid a quarterly cash dividend of $0.20 per share of common stock.

Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

See “Part III, Item 12, Equity Compensation Plan Information” for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2026, the authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 28, 2024, the Company has repurchased approximately 15.9 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the quarter ended December 28, 2024.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

September 29, 2024 – October 26, 2024	—	$—	—	24,075,033
October 27, 2024 – November 23, 2024	10,154	38.49	—	24,075,033
November 24, 2024 – December 28, 2024	—	—	—	24,075,033
Total	10,154		—
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

Company Stock Performance

The following graph compares total stockholder return since December 28, 2019 to the Dow Jones U.S. Total Return Index (Total Return Index) and the Dow Jones U.S. Building Materials & Fixtures Index (Building Materials Index).  Total return values for the Total Return Index, the Building Materials Index and the Company were calculated based on cumulative total return values assuming reinvestment of regular quarterly dividends paid by the Company.

	2019	2020	2021	2022	2023	2024
Mueller Industries, Inc.	100.00	111.55	189.04	193.75	314.55	540.44
Dow Jones U.S. Total Return Index	100.00	120.40	152.31	122.76	155.32	193.29
Dow Jones U.S. Building Materials & Fixtures Index	100.00	124.08	185.73	134.84	189.28	224.90

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of December 28, 2024.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 28, 2024 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company acquired Nehring Electrical Works Company and Elkhart Products Corporation during 2024 and has excluded these businesses from management’s assessment of internal controls. The value of total assets and net assets for these businesses at year-end represents 20 percent and 22 percent of the Company’s consolidated total assets and consolidated net assets, respectively, at December 28, 2024. Net sales and net income from the dates of acquisition represent 7 percent and 2 percent, respectively, of the consolidated net sales and net income of the Company for 2024. Accordingly, these acquired businesses are not included in the scope of this report.

As required by Rule 13a-15(c) under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 28, 2024 based on the control criteria established in a report entitled Internal Control—Integrated Framework, (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such evaluation, management has concluded that our internal control over financial reporting was effective as of December 28, 2024.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 28, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mueller Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Mueller Industries, Inc.’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mueller Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Nehring Electrical Works Company and Elkhart Products Corporation, which are included in the 2024 consolidated financial statements of the Company and constituted 20% and 22% of total and net assets, respectively, as of December 28, 2024 and 7% and 2% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Nehring Electrical Works Company or Elkhart Products Corporation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December 30, 2023, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

Memphis, Tennessee
February 26, 2025

ITEM 9B.	OTHER INFORMATION

On October 30, 2024, Steffen Sigloch, Chief Manufacturing Officer, entered into a 10b5-1 sales plan (the Sales Plan) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Sales Plan provides for the sale of up to an aggregate of 101,235 shares of the Company’s common stock beneficially owned by Mr. Sigloch during the term of the Sales Plan and will be in effect until the earlier of (1) September 3, 2026 or (2) the date on which an aggregate of 101,235 shares of the Company’s common stock have been sold under the Sales Plan.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is contained under the captions “Beneficial Ownership of Common Stock by Insiders,” “Corporate Governance,” “Report of the Audit Committee of the Board of Directors,” and “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC on or about March 27, 2025, which is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to its chief executive officer, chief financial officer, and other financial executives.  We have also made the Code of Business Conduct and Ethics available on the Company’s website at www.muellerindustries.com.

The Company’s Insider Trading Policy governing, among other things, the purchase, sale, and/or other disposition of its securities by directors, officers and employees of the Company is reasonably designed to promote compliance with insider trading laws, rules and regulations, and New York Stock Exchange listing standards. This policy is included as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the captions “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “2024 Director Compensation,” and “Corporate Governance” in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC on or about March 27, 2025, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table discloses information regarding the securities to be issued and the securities remaining available for issuance under the Registrant’s stock-based incentive plans as of December 28, 2024 (shares in thousands):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	422	$15.39	4,053

Equity compensation plans not approved by security holders	—	—	—

Total	422	$15.39	4,053

Other information required by Item 12 is contained under the captions “Principal Stockholders” and “Beneficial Ownership of Common Stock by Insiders” in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC on or about March 27, 2025, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption “Corporate Governance” in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC on or about March 27, 2025, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is contained under the caption “Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC on or about March 27, 2025, which is incorporated herein by reference.

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

3.Exhibits:
Certificate of Incorporation and Bylaws
a.Restated Certificate of Incorporation of the Registrant dated February 8, 2007 (Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K, dated February 28, 2007, for the fiscal year ended December 30, 2006).
b.Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated September 26, 2023 (Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, dated September 27, 2023).
c.Amended and Restated By-laws of the Registrant, effective as of February 17, 2023 (Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, dated February 21, 2023).
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
10.52024 Incentive Plan (Incorporated by reference to Annex 1 to the Company’s definitive proxy statement filed with the SEC on March 28, 2024).
10.6Mueller Industries, Inc. 2011 Annual Bonus Plan (Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K, dated February 28, 2012, for the fiscal year ended December 31, 2011).
10.7Summary description of the Registrant’s 2025 incentive plan for certain key employees.

10.8Change in Control Agreement, effective July 26, 2016 by and between the Registrant and Steffen Sigloch (Incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q, for the period ended July 2, 2016, dated July 28, 2016).
10.9Employment Agreement, dated as of March 15, 2018, by and between Mueller Industries, Inc. and Gregory L. Christopher (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 19, 2018).
10.10Change in Control Agreement, effective February 22, 2022 by and between the Registrant and Jeffrey A. Martin (Incorporated herein by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K, for the period ended December 25, 2021, dated February 23, 2022).
10.11Change in Control Agreement, effective February 22, 2022 by and between the Registrant and Christopher J. Miritello (Incorporated herein by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K, for the period ended December 25, 2021, dated February 23, 2022).
Financing Agreements
10.12Credit Agreement, dated as of March 31, 2021, among the Company (as borrower), Bank of America, N.A. (as administrative agent), and certain lenders named therein (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated April 5, 2021).
Purchase Agreements
10.13Equity Purchase Agreement by and among Unified Wire & Cable LLC, Conex Cable, LLC, Nehring Electrical Works Company, Express Wire and Cable Distributors, Inc., Wurlizter Dietz Property LLC, Peace Road Properties, LLC and Locust Properties, LLC, the Sellers named therein, Mueller Industries, Inc., and Raymond Hott, as Representative of the Sellers, dated as of April 19, 2024 (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated April 23, 2024).
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
31.1Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.0    Clawback Policy of the Registrant (Incorporated herein by reference to Exhibit 97 of the Registrant’s Annual Report on Form 10-K, for the period ended December 30, 2023, dated February 28, 2024).
101.CAL    XBRL Taxonomy Extension Calculation Linkbase
101.DEF    XBRL Taxonomy Extension Definition Linkbase
101.INS    XBRL Instance Document
101.LAB    XBRL Taxonomy Extension Label Linkbase
101.PRE    XBRL Presentation Linkbase Document
101.SCH    XBRL Taxonomy Extension Schema

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2025.

MUELLER INDUSTRIES, INC.

/s/ Gregory L. Christopher
Gregory L. Christopher, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gregory L. Christopher Gregory L. Christopher	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	February 26, 2025

/s/ Terry Hermanson	Lead Independent Director	February 26, 2025
Terry Hermanson

/s/ Elizabeth Donovan	Director	February 26, 2025
Elizabeth Donovan

/s/ William C. Drummond	Director	February 26, 2025
William C. Drummond

/s/ Gary S. Gladstein	Director	February 26, 2025
Gary S. Gladstein

/s/ Scott J. Goldman	Director	February 26, 2025
Scott J. Goldman

/s/ John B. Hansen	Director	February 26, 2025
John B. Hansen

/s/ Charles P. Herzog, Jr.	Director	February 26, 2025
Charles P. Herzog, Jr.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title	Date

/s/ Jeffrey A. Martin	February 26, 2025
Jeffrey A. Martin
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede	February 26, 2025
Anthony J. Steinriede
Vice President – Corporate Controller

MUELLER INDUSTRIES, INC.

FINANCIAL STATEMENT SCHEDULE

Schedule for the years ended December 28, 2024, December 30, 2023, and December 31, 2022

Valuation and Qualifying Accounts (Schedule II)	F-64

FINANCIAL REVIEW

The Financial Review section of our Annual Report on Form 10-K consists of the following: Management’s Discussion and Analysis of Results of Operations and Financial Condition (MD&A), the Consolidated Financial Statements, and Other Financial Information, all of which include information about our significant accounting policies, practices, and the transactions that impact our financial results.  The following MD&A describes the principal factors affecting the results of operations, liquidity and capital resources, contractual cash obligations, and the critical accounting estimates of the Company.  The following discussion compares our results for the year ended December 28, 2024 to the year ended December 30, 2023. The discussion comparing our results for the year ended December 30, 2023 to the year ended December 31, 2022 is included within the MD&A in our 2023 Annual Report on Form 10-K and is incorporated herein by reference. The discussion in the Financial Review section should be read in conjunction with the other sections of this Annual Report, particularly “Item 1: Business” and our other detailed discussion of risk factors included in this MD&A.

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

•Industrial Metals:  The Industrial Metals segment is composed of Brass Rod, Impacts & Micro Gauge, Brass Value-Added Products, Precision Tube, and Nehring Electrical Works Company (Nehring).  The segment manufactures and sells brass rod, bar, and shapes; aluminum and brass forgings; aluminum impact extrusions; gas valves and assemblies; specialty copper, copper alloy, and aluminum tube; and high-quality wire and cable solutions.  The segment manufactures and sells its products primarily to domestic OEMs in the industrial, transportation, construction, heating, ventilation, and air-conditioning, plumbing, refrigeration, energy, telecommunication, and electrical transmission and distribution markets.

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

According to the U.S. Census Bureau, actual housing starts in the U.S. were 1.36 million in 2024 compared to 1.42 million in 2023.  The average 30-year fixed mortgage rate was approximately 6.72 percent in 2024 and 6.81 percent in 2023.  The private nonresidential construction sector, includes offices, industrial, health care, and retail projects.  According to the U.S. Census Bureau, the value of private nonresidential construction put in place was $743.8 billion in 2024 and $706.1 billion in 2023.

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

RESULTS OF OPERATIONS

Consolidated Results

The following table compares summary operating results for 2024 and 2023:

			Percent Change
(In thousands)	2024	2023	2024 vs. 2023

Net sales	$3,768,766	$3,420,345	10.2%
Operating income	770,389	756,053	1.9
Net income	604,879	602,897	0.3

The increase in net sales in 2024 was primarily due to (i) sales of $220.7 million recorded by Nehring, acquired in fiscal June 2024, (ii) higher net selling prices of $139.9 million in our core product lines, primarily copper tube, line sets, and brass rod, (iii) sales of $26.2 million recorded by Elkhart, acquired in fiscal August 2024, and (iv) an increase in sales of $5.9 million in our non-core product lines. These increases were partially offset by (i) lower unit sales volume of $28.3 million in our core product lines and (ii) a decrease in sales of $15.9 million as a result of the disposition of Heatlink Group during 2023.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the most recent three-year period:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2024 and 2023:

(In thousands)	2024	2023

Cost of goods sold	$2,724,328	$2,433,511
Depreciation and amortization	53,133	39,954
Selling, general, and administrative expense	226,696	208,172
Gain on sale of businesses	—	(4,137)
Gain on sale of assets, net	(5,780)	—
Impairment charges	—	6,258
Gain on insurance settlement	—	(19,466)

Operating expenses	$2,998,377	$2,664,292

	2024	2023

Cost of goods sold	72.3%	71.1%
Depreciation and amortization	1.4	1.2
Selling, general, and administrative expense	6.0	6.1
Gain on sale of businesses	—	(0.1)
Gain on sale of assets, net	(0.2)	—
Impairment charges	—	0.2
Gain on insurance settlement	—	(0.6)

Operating expenses	79.5%	77.9%

The increase in cost of goods sold in 2024 was primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 27.7 percent compared with 28.9 percent in the prior year.

Depreciation and amortization increased in 2024 primarily as a result of incremental expenses associated with the acquisition of Nehring.

Selling, general, and administrative expenses increased in 2024 primarily due to (i) total incremental expenses of $14.4 million associated with the acquisitions of Nehring and Elkhart, (ii) higher employment costs of $5.8 million, (iii) higher legal and professional fees of $3.7 million, (iv) higher product liability costs of $2.6 million, (v) higher taxes and insurance costs of $2.5 million, (vi) an increase in bad debt expense of $1.4 million, (vii) higher supplies and utilities costs of $1.1 million, and (viii) higher travel and entertainment expense of $1.1 million. These increases were partially offset by (i) higher foreign currency transaction gains of $11.6 million and (ii) the absence of expenses associated with Heatlink Group of $2.7 million.

During 2024, we recognized net gains on the sale of assets of $5.8 million.

During 2023, we settled the insurance claim related to the August 2022 fire at our Bluff, Illinois manufacturing operation and recognized a $19.5 million gain. We also recognized fixed asset impairment charges on idled equipment of $6.3 million and a gain on the sale of Heatlink Group of $4.1 million.

Interest expense in 2024 was consistent with 2023. Interest income was higher in 2024 than in 2023 primarily as a result of (i) higher average cash balances in 2024 and (ii) higher rates on deposits and short-term investments.

During 2024, we recognized realized and unrealized gains on short-term investments of $0.9 million compared to $41.9 million in 2023. These gains were lower in 2024 due to the sale of the short-term investments during the first quarter of 2024.

During 2024, we recognized a gain of $1.3 million for the extinguishment of a New Markets Tax Credit liability compared to $7.5 million in 2023.

Environmental expense for our non-operating properties was higher in 2024 primarily as a result of higher remediation costs.

In 2024, we recognized other expense, net, of $2.9 million compared to other income, net, of $3.6 million in 2023. This change was primarily due to (i) net losses of $2.4 million on foreign currency hedges recognized in 2024, (ii) investment expenses of $1.6 million recognized in 2024, (iii) a $1.4 million gain for an indemnification settlement related to a foreign benefit plan recognized in 2023, and (iv) higher net periodic benefit costs of $1.1 million in 2024.

Income tax expense was $205.1 million in 2024, representing an effective tax rate of 25.0 percent.  This rate was higher than what would be computed using the U.S. statutory federal rate primarily due to (i) the provision for state and local income taxes, net of the federal benefit, of $19.8 million, (ii) the effect of foreign statutory rates different from the U.S. federal rate and other foreign adjustments of $9.3 million, (iii) the impact of investments in unconsolidated affiliates of $2.1 million, and (iv) other adjustments of $1.5 million.

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

During 2024, we recognized net income of $2.2 million on our investments in unconsolidated affiliates, net of foreign tax, compared to net losses of $14.8 million in 2023. The net income on these investments for 2024 included losses of $9.5 million for Tecumseh and income of $11.7 million for the retail distribution business. The net losses on these investments for 2023 included losses of $22.7 million for Tecumseh, which included a reserve of $11.6 million recorded for a pending legal matter, and income of $7.9 million for the retail distribution business.

Piping Systems Segment

The following table compares summary operating results for 2024 and 2023 for the businesses comprising our Piping Systems segment:

			Percent Change
(In thousands)	2024	2023	2024 vs. 2023

Net sales	$2,514,096	$2,382,573	5.5%
Operating income	617,451	569,239	8.5

The increase in net sales in 2024 was primarily attributable to (i) higher net selling prices of $115.2 million in the segment’s core product lines, primarily copper tube, (ii) sales of $26.2 million recorded by Elkhart, and (iii) an increase in sales of $19.3 million in the segment’s non-core product lines. These increases were partially offset by (i) lower unit sales volume of $22.6 million in the segment’s core product lines and (ii) a decrease in sales of $15.9 million as a result of the disposition of Heatlink Group.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2024 and 2023:

(In thousands)	2024	2023

Cost of goods sold	$1,781,155	$1,686,792
Depreciation and amortization	20,048	20,461
Selling, general, and administrative expense	95,185	99,823
Loss on sale of assets, net	257	—
Impairment charges	—	6,258

Operating expenses	$1,896,645	$1,813,334

	2024	2023

Cost of goods sold	70.8%	70.8%
Depreciation and amortization	0.8	0.9
Selling, general, and administrative expense	3.8	4.2
Loss on sale of assets, net	—	—
Impairment charges	—	0.3

Operating expenses	75.4%	76.2%

Gross margin as a percentage of sales was 29.2 percent, consistent with the prior year. The increase in cost of goods sold in 2024 was primarily due to the factors noted above regarding the change in net sales.

Depreciation and amortization decreased slightly in 2024 primarily as a result of several long-lived assets becoming fully depreciated and as a result of long-lived assets sold with Heatlink Group.

Selling, general, and administrative expense decreased for 2024 primarily as a result of (i) higher foreign currency transaction gains of $11.2 million and (ii) the absence of expenses associated with Heatlink Group of $2.7 million. These decreases were partially offset by (i) incremental expenses of $2.8 million associated with the acquisition of Elkhart, (ii) higher legal and professional fees of $1.8 million, and (iii) an increase in bad debt expense of $1.4 million.

During 2023, the segment recognized fixed asset impairment charges on idled equipment of $6.3 million.

Industrial Metals Segment

The following table compares summary operating results for 2024 and 2023 for the businesses comprising our Industrial Metals segment:

			Percent Change
(In thousands)	2024	2023	2024 vs. 2023

Net sales	$818,439	$577,875	41.6%
Operating income	92,560	76,379	21.2

The increase in net sales in 2024 was primarily due to (i) sales of $220.7 million recorded by Nehring and (ii) higher net selling prices of $24.7 million in the segment’s core product lines, primarily brass rod. These increases were slightly offset by lower unit sales volume of $5.7 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2024 and 2023:

(In thousands)	2024	2023

Cost of goods sold	$685,732	$480,510
Depreciation and amortization	21,511	7,273
Selling, general, and administrative expense	18,636	13,713

Operating expenses	$725,879	$501,496

	2024	2023

Cost of goods sold	83.8%	83.2%
Depreciation and amortization	2.6	1.3
Selling, general, and administrative expense	2.3	2.4

Operating expenses	88.7%	86.9%

Gross margin as a percentage of sales was 16.2 percent compared with 16.8 percent in the prior year. The increase in cost of goods sold in 2024 was primarily due to the factors noted above regarding the change in net sales.

Depreciation and amortization increased in 2024 as a result of incremental expenses associated with the acquisition of Nehring.

Selling, general, and administrative expense increased in 2024 primarily as a result of incremental expenses of $5.8 million associated with the acquisition of Nehring, partially offset by lower legal and professional fees of $0.9 million.

Climate Segment

The following table compares summary operating results for 2024 and 2023 for the businesses comprising our Climate segment:

			Percent Change
(In thousands)	2024	2023	2024 vs. 2023

Net sales	$488,446	$500,790	(2.5)%
Operating income	146,054	171,864	(15.0)

Net sales decreased for 2024 primarily as a result of reduced demand, particularly for products utilized in residential construction, and a decrease in volume and price in certain product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2024 and 2023:

(In thousands)	2024	2023

Cost of goods sold	$311,572	$311,875
Depreciation and amortization	6,535	7,567
Selling, general, and administrative expense	28,756	28,950
Gain on sale of assets, net	(4,471)	—
Gain on insurance settlement	$—	$(19,466)

Operating expenses	$342,392	$328,926

	2024	2023

Cost of goods sold	63.8%	62.3%
Depreciation and amortization	1.3	1.5
Selling, general, and administrative expense	5.9	5.8
Gain on sale of assets, net	(0.9)	—
Gain on insurance settlement	—	(3.9)

Operating expenses	70.1%	65.7%

Cost of goods sold decreased in 2024, consistent with factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 36.2 percent compared with 37.7 percent in the prior year.

Depreciation and amortization decreased in 2024 as a result of several long-lived assets becoming fully depreciated.

Selling, general, and administrative expenses were consistent with the prior year.

During 2024, the segment recognized net gains of $4.5 million on the sale of two buildings. During 2023, the segment settled the insurance claim related to the August 2022 fire at its Bluff, Illinois manufacturing operation and recognized a $19.5 million gain.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information for 2024 and 2023:

(In thousands)	2024	2023

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$(135,328)	$708,927
Short-term investments	(76,272)	(119,717)
Property, plant, and equipment, net	129,966	5,215
Goodwill and intangible assets, net	419,494	(14,345)
Total debt	113	(1,048)
Working capital, net of cash and current debt	25,321	(173,365)

Net cash provided by operating activities	645,908	672,766
Net cash (used in) provided by investing activities	(606,935)	135,080
Net cash used in financing activities	(160,478)	(104,509)

Cash Provided by Operating Activities

During 2024, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $617.5 million, (ii) an increase in current liabilities of $24.4 million, (iii) non-capital related insurance proceeds of $18.9 million for the March 2023 tornado in Covington, Tennessee, and (iv) dividends from unconsolidated affiliates of $4.8 million. There were also increases due to non-cash adjustments primarily consisting of (i) depreciation and amortization of $53.4 million and (ii) stock-based compensation expense of $26.8 million. These increases were partially offset by (i) an increase in accounts receivable of $56.6 million, (ii) an increase in inventories of $32.8 million, and (iii) gains of the sale of properties of $5.8 million.

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

Cash (Used in) Provided by Investing Activities

The major components of net cash used in investing activities in 2024 included (i) $602.7 million for the acquisitions of Nehring and Elkhart, net of cash acquired, (ii) capital expenditures of $80.2 million, (iii) the purchase of short-term investments of $21.3 million, (iv) investments in unconsolidated affiliates of $8.7 million, (v) the purchase of long-term investments of $6.8 million, and (vi) the issuance of notes receivable of $3.8 million. These uses were partially offset by (i) proceeds from the sale of securities of $98.5 million, (ii) proceeds from the sale of properties of $12.0 million, and (iii) insurance proceeds of $6.1 million for property and equipment related to the tornado at our Covington, Tennessee manufacturing operations.

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

Cash Used in Financing Activities

For 2024, net cash used in financing activities consisted primarily of (i) $89.1 million used for the payment of regular quarterly dividends to stockholders of the Company, (ii) $48.7 million used for the repurchase of common stock, and (iii) $22.9 million used to settle stock-based awards.

For 2023, net cash used in financing activities consisted primarily of (i) $66.9 million used for the payment of regular quarterly dividends to stockholders of the Company, (ii) $19.3 million used for the repurchase of common stock, (iii) $9.3 million used for the payment of dividends to noncontrolling interests, and (iv) $8.8 million used to settle stock-based awards.

Liquidity and Outlook

We believe that cash provided by operations, funds available under the Credit Agreement, and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.  Our current ratio was 5.1 to 1 as of December 28, 2024.

As of December 28, 2024, $183.0 million of our cash and cash equivalents were held by foreign subsidiaries.  The Company continues to assert that a portion of the undistributed earnings of its foreign subsidiaries are permanently reinvested.  No taxes have been accrued with respect to these undistributed earnings or any additional outside basis differences. The Company has accrued appropriate taxes for any undistributed earnings that are not considered permanently reinvested.

We believe that cash held domestically, funds available through the Credit Agreement, and cash generated from U.S. based operations will be adequate to meet the future needs of our U.S. based operations.

Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories, accounts receivable, and accounts payable.  The price of copper has fluctuated significantly and averaged approximately $4.22 in 2024, $3.86 in 2023, and $4.01 in 2022.

We have significant environmental remediation obligations which we expect to pay over future years.  Approximately $2.3 million was spent during 2024 for environmental matters.  As of December 28, 2024, we expect to spend $3.2 million in 2025, $1.2 million in 2026, $0.7 million in 2027, $0.8 million in 2028, $0.8 million in 2029, and $11.7 million thereafter for ongoing projects.

Cash used to fund pension and other postretirement benefit obligations was $0.7 million in 2024 and $0.7 million in 2023.  We anticipate making contributions of approximately $0.9 million to these plans in 2025.

The Company declared and paid a quarterly cash dividend of 12.5 cents per common share during each quarter of 2022, 15.0 cents per common share during each quarter of 2023, and 20.0 cents per common share during each quarter of 2024.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, and other factors.

Capital Expenditures

During 2024 our capital expenditures were $80.2 million.  We anticipate investing approximately $70.0 million to $80.0 million for capital expenditures in 2025.

Long-Term Debt

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures on March 31, 2026.  Funds borrowed under the Credit Agreement may be used for working capital purposes and other general corporate purposes.  In addition, the Credit Agreement provides a sublimit of $50.0 million for the issuance of letters of credit, a sublimit of $35.0 million for loans and letters of credit made in certain foreign currencies, and a swing line loan sublimit of $25.0 million.  Outstanding letters of credit and foreign currency loans reduce borrowing availability under the Credit Agreement.  There were no borrowings outstanding under the Credit Agreement at December 28, 2024.

Jungwoo-Mueller has several secured revolving credit arrangements with a total borrowing capacity of KRW 18.0 billion (or approximately $12.8 million).  Borrowings are secured by the real property and equipment of Jungwoo-Mueller.  There were no borrowings outstanding at Jungwoo-Mueller as of December 28, 2024.

As of December 28, 2024, the Company’s total debt was $1.1 million or less than 1 percent of its total capitalization.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of December 28, 2024, we were in compliance with all of our debt covenants.

Share Repurchase Program
The Company’s Board of Directors has extended, until July 2026, its authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions. We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 28, 2024, the Company had repurchased approximately 15.9 million shares under this authorization.

CONTRACTUAL CASH OBLIGATIONS

The following table presents payments due by the Company under contractual obligations with minimum firm commitments as of December 28, 2024:

		Payments Due by Year
(In millions)	Total	2025	2026-2027	2028-2029	Thereafter

Total debt	$1.1	$1.1	$—	$—	$—
Operating and capital leases	36.0	9.3	15.7	7.4	3.6
Heavy machinery and equipment	20.1	18.9	0.6	0.6	—
Purchase commitments (1)	1,147.9	1,146.4	0.6	0.5	0.4
Transition tax on accumulated foreign earnings	1.9	1.9	—	—	—

Total contractual cash obligations	$1,207.0	$1,177.6	$16.9	$8.5	$4.0

(1)This includes contractual supply commitments totaling $1.05 billion at year-end prices; these contracts contain variable pricing based on Comex and the London Metals Exchange quoted prices. These commitments are for purchases of raw materials, primarily copper cathode and brass scrap, that are expected to be consumed in the ordinary course of business.

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

The Company occasionally enters into forward fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At December 28, 2024, we held open futures contracts to purchase approximately $25.1 million of copper over the next 12 months related to fixed-price sales orders and to sell approximately $4.0 million of copper over the next seven months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  There were no open futures contracts to purchase natural gas at December 28, 2024.

Interest Rates

The Company had no variable-rate debt outstanding at December 28, 2024 and December 30, 2023.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pre-tax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on the Secured Overnight Financing Rate (SOFR).

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At December 28, 2024, we had open forward contracts with a financial institution to sell approximately 5.2 million euros, 44.0 million Swedish kronor, and 11.1 million Norwegian kroner through April 2025.

The Company’s primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars.  The primary currencies to which we are exposed include the Canadian dollar, the British pound sterling, the Mexican peso, the South Korean won, and the Bahraini dinar.  The Company generally views its investments in foreign subsidiaries with a functional currency other than the U.S. dollar as long-term.  As a result, we generally do not hedge these net investments.  The net investment in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates was $326.4 million at December 28, 2024 and $270.8 million at December 30, 2023.  The potential loss in value of the Company’s net investment in foreign subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at December 28, 2024 and December 30, 2023 amounted to $32.6 million and $27.1 million, respectively.  This change would be reflected in the foreign currency translation component of AOCI in the equity section of our Consolidated Balance Sheets until the foreign subsidiaries are sold or otherwise disposed.

We have significant investments in foreign operations whose functional currency is the British pound sterling, the Mexican peso, the Canadian dollar, the South Korean won, and the Bahraini dinar.  In 2024, the value of the British pound decreased approximately one percent, the Mexican peso decreased approximately 18 percent, the Canadian dollar decreased approximately eight percent, and the South Korean won decreased approximately 13 percent relative to the U.S. dollar. The Bahraini dinar is pegged to the U.S. dollar.  The resulting net foreign currency translation losses were included in calculating net other comprehensive income for the year ended December 28, 2024 and were recorded as a component of AOCI.

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

Impairment of Goodwill

As of December 28, 2024, we had $311.2 million of recorded goodwill from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets we have acquired.

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

We identify reporting units by evaluating components of our operating segments and combining those components with similar economic characteristics.  Reporting units with significant recorded goodwill include Domestic Piping Systems, B&K LLC, Great Lakes, European Operations, Nehring Electrical Works, and Flex Duct.

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

The accounting guidance allows us to first assess qualitative factors to determine whether additional indefinite-lived intangible asset impairment testing, including goodwill, is required. We utilized this qualitative assessment in the annual goodwill impairment testing for all reporting units, except the European Operations and Nehring Electrical Works reporting units, in the fourth quarter of 2024. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of those reporting units exceeded their respective carrying values. The Company chose to perform a quantitative impairment analysis in the fourth quarter of 2024 for its European Operations and Nehring Electrical Works reporting units. As a result of these quantitative analyses no impairment loss was recognized for the goodwill of the respective reporting units.

Based on the September 29, 2024 quantitative assessment of goodwill, there was one reporting unit with a carrying value of goodwill of $146.1 million in which the fair value exceeded the carrying value of the reporting unit by 10 percent or less.

Management believes the future sales growth and EBITDA margins in the long-range plan and the discount rate used in the valuations requires use of judgment. If any of the Company's reporting units do not meet their long-range plan estimates or discount rates increase significantly, the Company could be required to perform an interim goodwill impairment analysis and record impairment charges in future periods. The assumptions used for the reporting unit with fair values exceeding carrying values of 10 percent or less are more sensitive to future performance and will be monitored accordingly.

Business Combinations

We allocate the consideration of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the consideration over the amount allocated to the assets and liabilities, if any, is recorded to goodwill. We use all available information to estimate fair values. We typically engage third-party valuation specialists to assist in the fair value determination of inventories, tangible long-lived assets, and intangible assets other than goodwill. The carrying values of acquired receivables and accounts payable have historically approximated their fair values as of the acquisition date. As necessary, we may engage third-party specialists to assist in the estimation of fair value for certain liabilities. We adjust the preliminary purchase price allocation, as necessary, typically up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed.

Our acquisition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

If actual results are materially different than the assumptions we used to determine fair value of the assets and liabilities acquired through a business combination, it is possible that adjustments to the carrying values of such assets and liabilities will have an impact on our net earnings.

Environmental Reserves

We recognize an environmental reserve when it is probable that a loss is likely to occur and the amount of the loss is reasonably estimable.  We estimate the duration and extent of our remediation obligations based upon reports of outside consultants, internal and third-party estimates and analyses of cleanup costs and ongoing monitoring costs, communications with regulatory agencies, and changes in environmental law.  If we were to determine that our estimates of the duration or extent of our environmental obligations were no longer accurate, we would adjust our environmental reserve accordingly in the period that such determination is made.  Estimated future expenditures for environmental remediation are not discounted to their present value.

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political, and technological factors, among others, which could cause actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  In addition to those factors discussed under “Risk Factors” in this Annual Report on Form 10-K, such factors include: (i) the current and projected future business environment, including interest rates and capital and consumer spending; (ii) the domestic housing and commercial construction industry environment; (iii) availability and price fluctuations in commodities (including copper, natural gas, and other raw materials); (iv) competitive factors and competitor responses to the Company’s initiatives; (v) stability of government laws and regulations, including taxes; (vi) availability of financing; and (vii) continuation of the environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 28, 2024, December 30, 2023, and December 31, 2022

(In thousands, except per share data)	2024	2023	2022

Net sales	$3,768,766	$3,420,345	$3,982,455

Cost of goods sold	2,724,328	2,433,511	2,864,862
Depreciation and amortization	53,133	39,954	43,731
Selling, general, and administrative expense	226,696	208,172	203,086
Gain on sale of businesses	—	(4,137)	—
Gain on sale of assets, net	(5,780)	—	(6,373)
Impairment charges	—	6,258	—
Gain on insurance settlement	—	(19,466)	—

Operating income	770,389	756,053	877,149

Interest expense	(410)	(1,221)	(810)
Interest income	53,468	38,208	6,457
Realized and unrealized gains on short-term investments	914	41,865	2,918
Gain on extinguishment of NMTC liability	1,265	7,534	—
Environmental expense	(2,218)	(825)	(1,298)
Pension plan termination expense	—	—	(13,100)
Other (expense) income, net	(2,946)	3,618	4,715

Income before income taxes	820,462	845,232	876,031

Income tax expense	(205,076)	(220,762)	(223,322)
Income (loss) from unconsolidated affiliates, net of foreign tax	2,156	(14,821)	10,111

Consolidated net income	617,542	609,649	662,820

Net income attributable to noncontrolling interests	(12,663)	(6,752)	(4,504)

Net income attributable to Mueller Industries, Inc.	$604,879	$602,897	$658,316

Weighted average shares for basic earnings per share	111,385	111,420	111,558
Effect of dilutive stock-based awards	2,580	2,242	1,552

Adjusted weighted average shares for diluted earnings per share	113,965	113,662	113,110

Basic earnings per share	$5.43	$5.41	$5.90

Diluted earnings per share	$5.31	$5.30	$5.82

Dividends per share	$0.80	$0.60	$0.50

See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 28, 2024, December 30, 2023, and December 31, 2022

(In thousands)	2024	2023	2022

Consolidated net income	$617,542	$609,649	$662,820

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(30,541)	21,943	(30,382)
Net change with respect to derivative instruments and hedging activities, net of tax of $117, $373, and $(200)	(404)	(1,273)	683
Net change in pension and postretirement obligation adjustments, net of tax of $1,235, $1,308, and $(4,381)	(3,652)	(3,852)	12,722
Attributable to unconsolidated affiliates, net of tax of $334, $(266), and $(784)	(1,152)	917	2,702

Total other comprehensive (loss) income, net	(35,749)	17,735	(14,275)

Consolidated comprehensive income	581,793	627,384	648,545
Comprehensive income attributable to noncontrolling interests	(9,972)	(7,533)	(1,057)

Comprehensive income attributable to Mueller Industries, Inc.	$571,821	$619,851	$647,488

See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 28, 2024 and December 30, 2023

(In thousands, except share data)	2024	2023

Assets

Current assets:
Cash and cash equivalents	$1,037,229	$1,170,893
Short-term investments	21,874	98,146
Accounts receivable, less allowance for doubtful accounts of $3,724 in 2024 and $2,830 in 2023	450,113	351,561
Inventories	462,279	380,248
Other current assets	40,734	39,173

Total current assets	2,012,229	2,040,021

Property, plant, and equipment, net	515,131	385,165
Operating lease right-of-use assets	32,702	35,170
Goodwill, net	311,165	151,820
Intangible assets, net	306,357	46,208
Investment in unconsolidated affiliates	88,037	83,436
Other noncurrent assets	25,285	17,481

Total Assets	$3,290,906	$2,759,301

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(continued)
As of December 28, 2024 and December 30, 2023

(In thousands, except share data)	2024	2023

Liabilities

Current liabilities:
Current portion of debt	$1,094	$796
Accounts payable	173,743	120,485
Accrued wages and other employee costs	60,136	55,644
Current portion of operating lease liabilities	8,117	7,893
Other current liabilities	154,897	132,320

Total current liabilities	397,987	317,138

Long-term debt, less current portion	—	185
Pension liabilities	3,059	2,832
Postretirement benefits other than pensions	8,140	9,230
Environmental reserves	15,423	15,030
Deferred income taxes	25,742	19,134
Noncurrent operating lease liabilities	24,547	26,683
Other noncurrent liabilities	11,600	10,353

Total liabilities	486,498	400,585

Equity

Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 250,000,000; issued 160,366,008; outstanding 113,751,127 in 2024 and 114,157,918 in 2023	1,604	1,604
Additional paid-in capital	330,532	312,171
Retained earnings	3,107,838	2,594,300
Accumulated other comprehensive loss	(80,279)	(47,221)
Treasury common stock, at cost	(586,530)	(523,409)

Total Mueller Industries, Inc. stockholders' equity	2,773,165	2,337,445
Noncontrolling interests	31,243	21,271

Total equity	2,804,408	2,358,716

Commitments and contingencies	—	—

Total Liabilities and Equity	$3,290,906	$2,759,301

See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 28, 2024, December 30, 2023, and December 31, 2022

(In thousands)	2024	2023	2022

Operating activities:
Consolidated net income	$617,542	$609,649	$662,820
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation	39,200	34,949	38,157
Amortization of intangibles	13,933	5,005	5,574
Amortization of debt issuance costs	243	870	357
(Income) loss from unconsolidated affiliates	(2,156)	14,821	(10,111)
Dividends from unconsolidated affiliates	4,769	—	—
Insurance proceeds - noncapital related	18,900	9,854	1,646
Gain on sale of securities	(365)	(17,100)	—
Gain on insurance settlement	—	(19,466)	—
Stock-based compensation expense	26,787	23,131	17,801
Provision for doubtful accounts receivable	1,147	(84)	323
Gain on disposals of assets	(5,780)	(1)	(6,373)
Gain on sale of businesses	—	(4,137)	—
Unrealized gain on short-term investments	(549)	(24,765)	—
Impairment charges	—	6,258	—
Gain on extinguishment of NMTC liability	(1,265)	(7,534)	—
Deferred income tax (benefit) expense	(867)	4,790	(3,880)
Changes in assets and liabilities, net of effects of businesses acquired:
Receivables	(56,565)	30,915	82,713
Inventories	(32,768)	67,903	(24,189)
Other assets	(1,046)	(20,700)	(8,971)
Current liabilities	24,360	(40,606)	(26,633)
Other liabilities	(1,145)	(3,497)	(7,564)
Other, net	1,533	2,511	2,273

Net cash provided by operating activities	$645,908	$672,766	$723,943

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
Years Ended December 28, 2024, December 30, 2023, and December 31, 2022

(In thousands)	2024	2023	2022

Investing activities:
Proceeds from sale of assets, net of cash transferred	$12,005	$279	$7,850
Purchase of short-term investments	(21,325)	(106,231)	(217,863)
Purchase of long-term investments	(6,785)	—	—
Acquisition of businesses, net of cash acquired	(602,692)	—	—
Capital expenditures	(80,203)	(54,025)	(37,639)
Issuance of notes receivable with unconsolidated affiliates	(3,800)	—	—
Insurance proceeds - capital related	6,100	24,646	3,354
Proceeds from the sale of securities	98,465	55,454	—
Proceeds from the maturity of short-term investments	—	217,863	—
Dividends from unconsolidated affiliates	—	1,093	2,295
Investments in unconsolidated affiliates	(8,700)	(3,999)	—

Net cash (used in) provided by investing activities	$(606,935)	$135,080	$(242,003)

Financing activities:
Dividends paid to stockholders of Mueller Industries, Inc.	$(89,107)	$(66,868)	$(55,787)
Dividends paid to noncontrolling interests	—	(9,312)	(7,248)
Repayments of long-term debt	(222)	(241)	(204)
Issuance (repayment) of debt by consolidated joint ventures, net	397	(30)	67
Repurchase of common stock	(48,681)	(19,303)	(38,054)
Net cash used to settle stock-based awards	(22,865)	(8,755)	(1,429)

Net cash used in financing activities	$(160,478)	$(104,509)	$(102,655)

Effect of exchange rate changes on cash	(13,823)	5,590	(4,365)

(Decrease) increase in cash, cash equivalents, and restricted cash	(135,328)	708,927	374,920
Cash, cash equivalents, and restricted cash at the beginning of the year	1,174,223	465,296	90,376

Cash, cash equivalents, and restricted cash at the end of the year	$1,038,895	$1,174,223	$465,296

See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 28, 2024, December 30, 2023, and December 31, 2022

	2024		2023		2022
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at beginning of year	160,366	$1,604	160,366	$802	160,366	$802
Issuance of shares under two-for-one stock split	—	—	—	802	—	—

Balance at end of year	160,366	$1,604	160,366	$1,604	160,366	$802

Additional paid-in capital:
Balance at beginning of year		$312,171		$297,270		$286,208
Acquisition of shares under incentive stock option plans		338		786		830
Stock-based compensation expense		26,787		23,131		17,801
Issuance of shares under two-for-one stock split		—		(802)		—
Issuance of restricted stock		(8,764)		(8,214)		(7,569)

Balance at end of year		$330,532		$312,171		$297,270

Retained earnings:
Balance at beginning of year		$2,594,300		$2,059,796		$1,458,489
Net income attributable to Mueller Industries, Inc.		604,879		602,897		658,316
Dividends paid or payable to stockholders of Mueller Industries, Inc.		(91,341)		(68,393)		(57,009)

Balance at end of year		$3,107,838		$2,594,300		$2,059,796

Accumulated other comprehensive loss:
Balance at beginning of year		$(47,221)		$(64,175)		$(53,347)
Total other comprehensive (loss) income attributable to Mueller Industries, Inc.		(33,058)		16,954		(10,828)

Balance at end of year		$(80,279)		$(47,221)		$(64,175)

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(continued)
Years Ended December 28, 2024, December 30, 2023, and December 31, 2022

	2024		2023		2022
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Treasury stock:
Balance at beginning of year	46,208	$(523,409)	46,363	$(502,779)	45,774	$(470,034)
Issuance of shares under incentive stock option plans	184	(23,204)	57	(9,541)	(153)	(2,260)
Repurchase of common stock	929	(48,681)	516	(19,303)	1,438	(38,054)
Issuance of restricted stock	(706)	8,764	(728)	8,214	(696)	7,569

Balance at end of year	46,615	$(586,530)	46,208	$(523,409)	46,363	$(502,779)

Noncontrolling interests:
Balance at beginning of year		$21,271		$23,050		$34,845
Purchase of Mueller Middle East		—		—		(5,604)
Dividends paid to noncontrolling interests		—		(9,312)		(7,248)
Net income attributable to noncontrolling interests		12,663		6,752		4,504
Foreign currency translation		(2,691)		781		(3,447)

Balance at end of year		$31,243		$21,271		$23,050

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

The principal business of Mueller Industries, Inc. is the manufacture and sale of copper tube and fittings; line sets; steel nipples; brass rod, bar, and shapes; aluminum and brass forgings; aluminum impact extrusions; compressed gas valves; refrigeration valves and fittings; pressure vessels; insulated flexible duct systems; and high-quality wire and cable solutions.  The Company also resells brass and plastic plumbing valves, plastic fittings, malleable iron fittings, faucets, and plumbing specialty products.  The Company markets its products to the HVAC, plumbing, refrigeration, hardware, and other industries.  Mueller’s operations are located throughout the United States and in Canada, Mexico, Great Britain, South Korea, the Middle East, and China.

Fiscal Years

The Company’s fiscal year ends on the last Saturday of December and consisted of 52 weeks in 2024 and 2023, and 53 weeks in 2022. These dates were December 28, 2024, December 30, 2023, and December 31, 2022.

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

Cash Equivalents and Restricted Cash

Temporary investments with original maturities of three months or less are considered to be cash equivalents.  These investments are stated at cost.  At December 28, 2024 and December 30, 2023, temporary investments consisted of money market mutual funds, commercial paper, bank repurchase agreements, and U.S. and foreign government securities totaling approximately $776.6 million and $1.01 billion, respectively.

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program. See “Note 4 – Cash, Cash Equivalents, and Restricted Cash” for additional information.

Short-Term Investments

The fair value of short-term investments at December 28, 2024 and December 30, 2023, consisting of marketable securities, approximates the carrying value on that date. These marketable securities are stated at fair value and classified as level 1 within the fair value hierarchy. This classification is defined as a fair value determined using observable inputs that reflect quoted prices in active markets for identical assets.

During 2024, the Company recognized gains of $0.9 million on short-term investments, of which $0.4 million was realized on the sale of marketable securities and the remaining $0.5 million represents unrealized gains relating to the excess fair value over the related cost basis of the marketable securities as of December 28, 2024. During 2023, the Company recognized gains of $41.9 million on short-term investments, of which $17.1 million was realized on the sale of marketable securities and the remaining $24.8 million represented unrealized gains relating to the excess fair value over the related cost basis of the marketable securities as of December 30, 2023.

Allowance for Doubtful Accounts

The Company routinely grants credit to many of its customers without collateral. The risk of credit loss in trade receivables is substantially mitigated by the credit evaluation process. The Company provides an allowance for receivables that may not be fully collected.  In circumstances where the Company is aware of a customer’s inability to meet their financial obligations (e.g., bankruptcy filings or substantial credit rating downgrades), it records an allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount it believes most likely will be collected.  For all other customers, the Company recognizes an allowance for doubtful accounts based on its historical collection experience and the impact of current economic conditions.  If circumstances change (e.g., greater than expected defaults or an unexpected material change in a major customer’s ability to meet their financial obligations), the Company could change its estimate of the recoverability of amounts due by a material amount. Historically, credit losses have been within management’s expectations. The balance for uncollectible accounts was $3.7 million and $2.8 million as of December 28, 2024 and December 30, 2023, respectively.

Inventories

The Company’s inventories are valued at the lower-of-cost-or-market.  The material component of its U.S. copper tube and copper fittings inventories is valued on a LIFO basis and the non-material components of U.S. copper tube and copper fittings inventories are valued on a FIFO basis.  The material component of its U.K. and Canadian copper tube inventories are valued on a FIFO basis. The material component of its brass rod, forgings, wire, and cable inventories are valued on a FIFO basis. Certain inventories are valued on an average cost basis.  Elements of cost in finished goods inventory in addition to the cost of material include depreciation, amortization, utilities, maintenance, production wages, and transportation costs.

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

Intangible Assets

Intangible assets include customer relationships, trade names, licenses, patents, technology, and other intangible assets acquired during business combinations and are amortized on a straight-line basis with estimated useful lives ranging from three to 20 years. See “Note 10 – Goodwill and Other Intangible Assets” for additional information.

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

The expected return on plan assets is determined using the market value of plan assets.  Differences between assumed and actual returns are amortized to the market value of assets on a straight-line basis over the average remaining service period of the plan participants using the corridor approach.  The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions.  These unrecognized gains and losses are amortized when the net gains and losses exceed 10 percent of the greater of the market value of the plan assets or the projected benefit obligation.  The amount in excess of the corridor is amortized over the average remaining service period of the plan participants.  For 2024, the average remaining service period for the pension plans was 11 years.

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

Environmental Reserves and Environmental Expenses

The Company recognizes an environmental liability when it is probable the liability exists and the amount is reasonably estimable.  The Company estimates the duration and extent of its remediation obligations based upon reports of outside consultants, internal and third-party estimates and analyses of cleanup costs and ongoing monitoring costs, communications with regulatory agencies, and changes in environmental law.  If the Company were to determine that its estimates of the duration or extent of its environmental obligations were no longer accurate, it would adjust environmental liabilities accordingly in the period that such determination is made.  Estimated future expenditures for environmental remediation are not discounted to their present value.

Environmental expenses that relate to ongoing operations are included as a component of cost of goods sold.  Environmental expenses related to non-operating properties are presented below operating income in the Consolidated Statements of Income.  See “Note 15 – Commitments and Contingencies” for additional information.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards calculated using the treasury stock method.  There were no stock-based awards excluded from the computation of diluted earnings per share for the year ended December 28, 2024 because they were antidilutive. There were approximately 98 thousand stock-based awards excluded from the computation of diluted earnings per share for the years ended December 30, 2023 because they were antidilutive.

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

Concentrations of Credit and Market Risk

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base, and their dispersion across different geographic areas and different industries, including HVAC, plumbing, refrigeration, hardware, automotive, OEMs, energy, telecommunication, electrical transmission and distribution, and others.

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

The fair value of long-term debt at December 28, 2024 approximates the carrying value on that date.  The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities.  The fair value of long-term debt is classified as level 2 within the fair value hierarchy.  This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

Foreign Currency Translation

For foreign subsidiaries for which the functional currency is not the U.S. dollar, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year.  Translation gains and losses are included in equity as a component of AOCI.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recognized in selling, general, and administrative expense in the Consolidated Statements of Income. Included in the Consolidated Statements of Income were net transaction gains of $7.3 million in 2024, losses of $4.4 million in 2023, and gains of $1.0 million in 2022.

Use of and Changes in Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include but are not limited to: pension and other postretirement benefit plan obligations, tax liabilities, loss contingencies, litigation claims, environmental reserves, acquisitions, and impairment assessments of long-lived assets (including goodwill).

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The updated guidance requires retrospective adoption, and early adoption was permitted. The Company adopted the ASU during the fourth quarter of 2024 and updated its disclosures accordingly. See “Note 3 – Segment Information” for additional information.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The new guidance was issued to clarify existing guidance measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduce new disclosure requirements for applicable equity securities. The ASU was effective for fiscal years beginning after December 15, 2023 for public entities. The guidance requires prospective adoption, and early adoption was permitted. The Company adopted the ASU during the first quarter of 2023. The adoption of the ASU did not have a material impact on the Company’s Consolidated Financial Statements.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires disclosure of additional information about specific expense categories. The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. The updated guidance requires prospective adoption but may be applied retrospectively, and early adoption is permitted. The Company is in the process of analyzing the impact of the standard on its disclosures.

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

Note 2 – Acquisitions and Dispositions

2024 Acquisitions

Elkhart Products Corporation

On August 2, 2024, the Company entered into an equity purchase agreement to acquire all of the outstanding shares of Elkhart Products Corporation (Elkhart) for approximately $38.2 million in cash at closing, net of cash acquired and working capital adjustments. Elkhart is a U.S. manufacturer of copper solder fittings with two manufacturing locations in Elkhart, Indiana and Fayetteville, Arkansas. The business complements the Company’s existing business within the Piping Systems segment where the operating results are included in the Domestic Piping Systems Group.

The acquisition of Elkhart was not material to the Company's financial position or results of operations; therefore, pro forma operating results and other disclosures related to the acquisition are not presented as the results would not be significantly different than the reported results.

Nehring Electrical Works Company

On April 19, 2024, the Company entered into an equity purchase agreement to acquire Nehring Electrical Works Company and certain of its affiliated companies (collectively, “Nehring”). The transaction closed on May 28, 2024, whereby the Company purchased all of the outstanding equity of Nehring for approximately $569.2 million, net of working capital adjustments. The total purchase price consisted of $564.5 million in cash at closing and a contingent consideration arrangement which requires the Company to pay the sellers up to $19.0 million based on EBITDA growth of the acquired business. Nehring produces high-quality wire and cable solutions for the utility, telecommunication, electrical distribution, and OEM markets. Nehring provides the Company a substantial platform for expansion in the energy infrastructure space. The acquired business is reported in the Company’s Industrial Metals segment.

Since the acquisition date, Nehring has reported net sales of $220.7 million and operating income of $12.4 million. The Company incurred approximately $2.7 million of transaction-related expenses which are included in selling, general, and administrative expense in the Consolidated Statement of Income for the year ended December 28, 2024.

The following table presents pro forma consolidated results of operations as if the Nehring acquisition had occurred at the beginning of 2023. The pro forma information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the periods presented, and is not necessarily indicative of operating results to be expected in future periods. The most significant pro forma adjustments to the historical results of operations relate to the application of purchase accounting and the amortization for intangible assets acquired, the financing structure, and estimated income taxes.

(In thousands, except per share data)	2024	2023

Net sales	$3,903,228	$3,811,909
Net income	608,961	624,683

Basic earnings per share	$5.47	$5.61
Diluted earnings per share	$5.34	$5.50

Purchase Price Allocations

These acquisitions were accounted for using the acquisition method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values.

The following table summarizes the allocation of the purchase price to acquire these businesses, which were financed by available cash balances, as well as the assets acquired and liabilities assumed at the respective acquisition dates.  The purchase price allocations for both acquisitions are provisional as of December 28, 2024 and subject to change during the measurement periods.

(In thousands)	Elkhart	Nehring

Total consideration	$38,158	$569,171

Allocated to:
Accounts receivable	10,827	41,666
Inventories	18,720	38,803
Other current assets	356	960
Property, plant, and equipment	5,916	98,819
Tax-deductible goodwill	15,107	146,137
Intangible assets	—	271,700
Total assets acquired	50,926	598,085

Accounts payable	5,962	19,569
Other current liabilities	6,806	9,345
Total liabilities assumed	12,768	28,914

Net assets acquired	$38,158	$569,171

In determining the fair value of amounts above related to Nehring, the Company utilized various forms of the income, cost and market approaches depending on the asset or liability being valued. The estimation of fair value required judgment related to future net cash flows, discount rates, customer attrition rates, competitive trends, market comparisons and other factors. As a result, the Company utilized third-party valuation specialists to assist in determining the fair value of certain assets. Inputs were generally determined by taking into account independent appraisals and historical data, supplemented by current and anticipated market conditions.

The amounts in the table above represent the provisional purchase price allocation for the 2024 acquisitions. These purchase price allocations, including the residual amount allocated to goodwill, are based on preliminary information and are subject to change as additional information concerning final asset and liability valuations are obtained and management completes its reassessment of the measurement period procedures based on the results of the preliminary valuation. The purchase price allocation for Elkhart is provisional due to the proximity of the acquisition date to December 28, 2024, and as a result no elements of the purchase price allocation have been finalized. The purchase price allocation for Nehring is provisional with respect to final review of the valuation of the intangible assets, with the other areas of the allocation substantially complete. During the applicable measurement period, the Company will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date.

The following details the total intangible assets identified in the allocation of the purchase price at the respective acquisition dates:

(In thousands)	Estimated Useful Life	Nehring

Intangible asset type:
Customer relationships	20 years	$208,080
Non-compete agreements	5 years	700
Trade names	15 years	54,530
Certifications	5 years	8,390

Total intangible assets		$271,700

2023 Disposition

Heatlink Group

Effective July 3, 2023, the Company transferred 100 percent of the outstanding shares of Heatlink Group, Inc. and Heatlink Group USA, LLC for an additional 11 percent equity interest in the limited liability company in the retail distribution business. This equity interest, combined with the 17 percent equity interest acquired with the contribution of Die-Mold in 2021, gave the Company a 28 percent equity interest in the limited liability company. Heatlink Group produces a complete line of products for PEX plumbing and radiant systems in Canada and sells these products in Canada and the U.S. and was included in the Piping Systems segment. Heatlink Group reported net sales of $15.6 million and operating income of $1.7 million for the year ended December 30, 2023 compared to net sales of $39.1 million and operating income of $7.2 million for the year ended December 31, 2022. As a result of the transaction, the Company recognized a gain of $4.1 million in 2023 based on the excess of the fair value of the consideration received (the 11 percent equity interest) over the carrying value of Heatlink Group. The Company equally weighted an income discounted cash flow approach and market comparable companies approach using an EBITDA multiple to determine the fair value of the consideration received of $26.0 million, which was recognized within the Investments in unconsolidated affiliates line of the Consolidated Balance Sheet as of December 30, 2023. The excess of the fair value of the deconsolidated subsidiary over its carrying value resulted in the gain.

Note 3 –Segment Information

The Company’s reportable segments are Piping Systems, Industrial Metals, and Climate.  Each of the reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

Piping Systems

Piping Systems is composed of the following operating segments: Domestic Piping Systems Group (including Elkhart, acquired in fiscal August 2024), Great Lakes Copper, European Operations, Trading Group, Jungwoo-Mueller (the Company’s South Korean joint venture), and Mueller Middle East (the Company’s Bahraini joint venture).  The Domestic Piping Systems Group manufactures and distributes copper tube, fittings, and line sets.  These products are manufactured in the U.S., sold in the U.S., and exported to markets worldwide.  Outside the U.S., Great Lakes Copper manufactures copper tube and line sets in Canada and sells the products primarily in the U.S. and Canada. European Operations manufactures copper tube in the U.K. which is sold primarily in Europe.  The Trading Group manufactures pipe nipples and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products in the U.S. and Mexico.  Jungwoo-Mueller manufactures copper-based joining products that are sold worldwide.  Mueller Middle East manufactures copper tube and serves markets in the Middle East and Northern Africa. The Piping Systems segment’s products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, building product retailers, and air-conditioning OEMs.

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

During 2024 the Company sold two buildings, resulting in gains of $4.5 million recognized in the segment. During 2023 the Company settled the insurance claim related to the August 2022 fire in its Bluffs, Illinois manufacturing operation, resulting in a gain of $19.5 million recognized in the segment.

The Company’s chief operating decision maker (CODM) is the chief executive officer. Performance of segments is generally evaluated by their operating income.  Summarized product line, geographic, and segment information is shown in the following tables. Unallocated expenses include general corporate expenses, plus certain charges or credits not included in segment activity. Geographic sales data indicates the location from which products are shipped.

During 2024, 2023, and 2022, no single customer exceeded 10 percent of worldwide sales.

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Year Ended December 28, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$2,063,777	$—	$—	$2,063,777
Brass rod, forgings, wire and cable	—	695,883	—	695,883
OEM components and valves	—	73,197	118,626	191,823
Valves and plumbing specialties	450,319	—	—	450,319
Flex duct and other HVAC components	—	—	369,820	369,820
Other	—	49,359	—	49,359

	$2,514,096	$818,439	$488,446	$3,820,981
Intersegment sales				(52,215)

Net sales				$3,768,766

Disaggregation of revenue from contracts with customers (continued):

	For the Year Ended December 30, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,926,975	$—	$—	$1,926,975
Brass rod and forgings	—	454,246	—	454,246
OEM components, tube & assemblies	—	79,879	120,923	200,802
Valves and plumbing specialties	455,598	—	—	455,598
Flex duct and other HVAC components	—	—	379,867	379,867
Other	—	43,750	—	43,750

	$2,382,573	$577,875	$500,790	$3,461,238
Intersegment sales				(40,893)

Net sales				$3,420,345

	For the Year Ended December 31, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$2,211,963	$—	$—	$2,211,963
Brass rod and forgings	—	510,865	—	510,865
OEM components, tube & assemblies	—	74,647	121,004	195,651
Valves and plumbing specialties	518,121	—	—	518,121
Flex duct and other HVAC components	—	—	529,303	529,303
Other	—	59,177	—	59,177

	$2,730,084	$644,689	$650,307	$4,025,080
Intersegment sales				(42,625)

Net sales				$3,982,455

Summarized segment information is as follows:

	For the Year Ended December 28, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$2,477,729	$803,277	$487,760	$3,768,766
Internal net sales	36,367	15,162	686	52,215

	2,514,096	818,439	488,446	3,820,981

Reconciliation of net sales:
Elimination of intersegment net sales				(52,215)

Total net sales				3,768,766

Less: (1)
Manufacturing costs (2)	1,797,203	697,400	317,263	2,811,866
Sales and marketing expense	27,605	3,822	13,707	45,134
Distribution expense	39,108	2,237	2,137	43,482
Other segment items (3)	32,729	22,420	9,285	64,434

Segment operating income	617,451	92,560	146,054	856,065

Reconciliation of segment operating income:
Corporate expenses				(85,676)
Interest expense				(410)
Interest income				53,468
Realized and unrealized gains on short-term investments				914
Environmental expense				(2,218)
Gain on extinguishment of NMTC liability				1,265
Other expense, net				(2,946)

Income before income taxes				$820,462

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(2) Manufacturing costs include material, manufacturing conversion costs, and freight.
(3) Other segment items include administrative employee compensation expense, professional fees, foreign currency exchange gains/losses, other overhead costs, and other items such as gains/losses on sale of assets, impairment charges, and gains on insurance settlements (as applicable).

Segment information (continued):

	For the Year Ended December 30, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$2,355,516	$564,115	$500,714	$3,420,345
Internal net sales	27,057	13,760	76	40,893

	2,382,573	577,875	500,790	3,461,238

Reconciliation of net sales:
Elimination of intersegment net sales				(40,893)

Total net sales				3,420,345

Less: (1)
Manufacturing costs (2)	1,703,161	487,245	318,588	2,508,994
Sales and marketing expense	26,549	2,412	13,981	42,942
Distribution expense	36,645	2,331	2,410	41,386
Other segment items (3)	46,979	9,508	(6,053)	50,434

Segment operating income	569,239	76,379	171,864	817,482

Reconciliation of segment operating income:
Corporate expenses				(61,429)
Interest expense				(1,221)
Interest income				38,208
Realized and unrealized gains on short-term investments				41,865
Environmental expense				(825)
Gain on extinguishment of NMTC liability				7,534
Other income, net				3,618

Income before income taxes				$845,232

Segment information (continued):

	For the Year Ended December 31, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$2,706,065	$627,270	$649,120	$3,982,455
Internal net sales	24,019	17,419	1,187	42,625

	2,730,084	644,689	650,307	4,025,080

Reconciliation of net sales:
Elimination of intersegment net sales				(42,625)

Total net sales				3,982,455

Less: (1)
Manufacturing costs (2)	1,960,977	550,040	425,236	2,936,253
Sales and marketing expense	24,292	2,358	19,131	45,781
Distribution expense	35,772	2,368	2,687	40,827
Other segment items (3)	37,981	7,459	15,186	60,626

Segment operating income	671,062	82,464	188,067	941,593

Reconciliation of segment operating income:
Corporate expenses				(64,444)
Interest expense				(810)
Interest income				6,457
Realized and unrealized gains on short-term investments				2,918
Environmental expense				(1,298)
Pension plan termination expense				(13,100)
Other income, net				4,715

Income before income taxes				$876,031

Other segment disclosures:

	For the Year Ended December 28, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization (4)	$20,048	$21,511	$6,535	$5,039	$53,133
Loss (gain) on sale of assets, net	257	—	(4,471)	(1,566)	(5,780)
Expenditures for long-lived assets (including those resulting from business acquisitions)	26,433	138,211	8,533	11,762	184,939
Segment assets	1,167,955	812,751	264,738	1,045,462	3,290,906

(4) The amount of depreciation and amortization disclosed by reportable segment is included within the other segment expense captions, such as manufacturing costs or other segment items.

Other segment disclosures (continued):

	For the Year Ended December 30, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization (4)	$20,461	$7,273	$7,567	$4,653	$39,954
Gain on sale of businesses	—	—	—	(4,137)	(4,137)
Impairment charges	6,258	—	—	—	6,258
Gain on insurance settlement	—	—	(19,466)	—	(19,466)
Expenditures for long-lived assets (including those resulting from business acquisitions)	19,118	9,406	15,407	10,094	54,025
Segment assets	1,029,821	157,761	252,561	1,319,158	2,759,301

	For the Year Ended December 31, 2022
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization (4)	$22,193	$7,647	$9,174	$4,717	$43,731
Gain on sale of assets, net	—	—	—	(6,373)	(6,373)
Expenditures for long-lived assets (including those resulting from business acquisitions)	20,694	6,905	2,611	7,429	37,639
Segment assets	1,088,940	160,702	279,940	712,817	2,242,399

Summarized geographic information is as follows:

(In thousands)	2024	2023	2022

Net sales:
United States	$2,826,574	$2,572,141	$2,965,053
United Kingdom	280,726	270,128	297,582
Canada	344,614	339,682	410,679
Asia and the Middle East	231,092	153,816	217,750
Mexico	85,760	84,578	91,391

Total net sales	$3,768,766	$3,420,345	$3,982,455

Long-lived assets:	2024	2023	2022

United States	$412,294	$273,604	$266,571
United Kingdom	37,876	40,045	36,474
Canada	15,597	18,152	23,354
Asia and the Middle East	48,115	50,725	51,193
Mexico	1,249	2,639	2,358

Total long-lived assets	$515,131	$385,165	$379,950

Note 4 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	2024	2023

Cash & cash equivalents	$1,037,229	$1,170,893
Restricted cash included within other current assets	1,564	3,228
Restricted cash included within other assets	102	102

Total cash, cash equivalents, and restricted cash	$1,038,895	$1,174,223

Note 5 – Inventories

(In thousands)	2024	2023

Raw materials and supplies	$147,964	$111,843
Work-in-process	74,684	61,793
Finished goods	251,447	220,629
Valuation reserves	(11,816)	(14,017)

Inventories	$462,279	$380,248

Inventories valued using the LIFO method totaled $12.4 million at December 28, 2024 and $20.2 million at December 30, 2023.  At December 28, 2024 and December 30, 2023, the approximate FIFO cost of such inventories was $128.0 million and $122.9 million, respectively.

At the end of 2024 and 2023, the FIFO value of inventories consigned to others was $17.1 million and $19.8 million, respectively.

Note 6 – Consolidated Financial Statement Details

Other Current Liabilities

Included in other current liabilities as of December 28, 2024 and December 30, 2023 were the following: (i) customer rebates of $81.5 million and $78.8 million, respectively, (ii) current taxes payable of $19.6 million and $22.8 million, respectively, and (iii) current environmental liabilities of $3.2 million and $3.9 million, respectively. In addition, the balance at December 28, 2024 included advances of $21.6 million related to the insurance claim for the March 2023 tornado at the Company’s Covington, Tennessee manufacturing operation.

Other Income, Net

(In thousands)	2024	2023	2022

Net periodic benefit (cost) income	$(299)	$765	$3,168
Accounts payable discounts	1,260	1,502	1,609
Other	(3,907)	1,351	(62)

Other (expense) income, net	$(2,946)	$3,618	$4,715

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

At December 28, 2024, the Company held open futures contracts to purchase approximately $25.1 million of copper over the next 12 months related to fixed price sales orders.  The fair value of those futures contracts was a $0.4 million net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At December 28, 2024, this amount was approximately $0.3 million of deferred net losses, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At December 28, 2024, the Company held open futures contracts to sell approximately $4.0 million of copper over the next seven months related to copper inventory.  The fair value of those futures contracts was a $0.2 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	2024	2023	Balance Sheet Location	2024	2023

Commodity contracts - gains	Other current assets	$235	$589	Other current liabilities	$42	$16
Commodity contracts - losses	Other current assets	(62)	(281)	Other current liabilities	(405)	(383)

Total derivatives (1)		$173	$308		$(363)	$(367)
(1) Does not include the impact of cash collateral provided to counterparties.

The following table summarizes the effects of derivative instruments on the Consolidated Statements of Income:

(In thousands)	Location	2024	2023

Undesignated derivatives:
Loss on commodity contracts (nonqualifying)	Cost of goods sold	$(2,305)	$(1,071)

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Year Ended December 28, 2024
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$168	Cost of goods sold	$(586)
Other	14	Other	—

Total	$182	Total	$(586)

	For the Year Ended December 30, 2023
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$1,180	Cost of goods sold	$(2,419)
Other	(34)	Other	—

Total	$1,146	Total	$(2,419)

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At December 28, 2024 and December 30, 2023, the Company had recorded restricted cash in other current assets of $1.4 million and $3.2 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Note 8 – Leases

The Company leases certain facilities, vehicles, and equipment which expire on various dates through 2041. The following table includes supplemental information with regards to the Company’s operating leases:

(In thousands, except lease term and discount rate)	2024	2023

Operating lease right-of-use assets	$32,702	$35,170

Current portion of operating lease liabilities	8,117	7,893
Noncurrent operating lease liabilities	24,547	26,683

Total operating lease liabilities	$32,664	$34,576

Weighted average discount rate	3.87%	3.55%
Weighted average remaining lease term (in years)	4.72	5.24

Some of the Company’s leases include variable lease costs such as taxes, insurance, etc. These costs are immaterial for disclosure.

The following table presents certain information related to operating lease costs and cash paid during the period:

	For the Year Ended
(In thousands)	December 28, 2024	December 30, 2023

Operating lease costs	$10,036	$9,705
Short term lease costs	3,512	3,843

Total lease costs	$13,548	$13,548

Cash paid for amounts included in the measurement of lease liabilities	$9,609	$9,276

Maturities of the Company’s operating leases are as follows:

(In thousands)	Amount

2025	$9,137
2026	8,406
2027	7,063
2028	4,234
2029	3,053
2030 and thereafter	3,566

Total lease payments	35,459
Less imputed interest	(2,795)

Total lease obligations	32,664
Less current obligations	(8,117)

Noncurrent lease obligations	$24,547

Note 9 – Property, Plant, and Equipment, Net

(In thousands)	2024	2023

Land and land improvements	$36,853	$33,127
Buildings	258,355	232,169
Machinery and equipment	759,202	654,079
Construction in progress	79,216	82,552

	1,133,626	1,001,927
Less accumulated depreciation	(618,495)	(616,762)

Property, plant, and equipment, net	$515,131	$385,165

Depreciation expense for property, plant, and equipment was $39.2 million in 2024, $34.9 million in 2023, and $38.2 million in 2022.

Note 10 – Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Goodwill	$178,574	$8,854	$21,652	$209,080
Accumulated impairment charges	(40,552)	(8,853)	(2,087)	(51,492)

Balance at December 31, 2022:	138,022	1	19,565	157,588

Reductions (1)	(7,007)	—	—	(7,007)
Currency translation	1,239	—	—	1,239

Balance at December 30, 2023:	132,254	1	19,565	151,820

Additions (2)	15,107	146,137	—	161,244
Currency translation	(1,899)	—	—	(1,899)

Balance at December 28, 2024:
Goodwill	186,014	154,991	21,652	362,657
Accumulated impairment charges	(40,552)	(8,853)	(2,087)	(51,492)

Goodwill, net	$145,462	$146,138	$19,565	$311,165

(1) Includes disposal of Heatlink Group business.
(2) Includes acquisitions of Nehring and Elkhart businesses.

Reporting units with recorded goodwill include Domestic Piping Systems Group, B&K LLC, Great Lakes, European Operations, Jungwoo-Mueller, Mueller Middle East, Westermeyer, Flex Duct, and Nehring.  Several factors give rise to goodwill in the Company’s acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired businesses.

For 2024, the Company utilized a qualitative assessment in the annual goodwill impairment testing for all reporting units, except the European Operations and Nehring Electrical Works reporting units. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of those reporting units exceeded their respective carrying values. The Company chose to perform a quantitative impairment analysis in the fourth quarter of 2024 for its European Operations and Nehring Electrical Works reporting units. As a result of these quantitative analyses no impairment loss was recognized for the goodwill of the respective reporting units.

Other Intangible Assets

The carrying amount of intangible assets at December 28, 2024 was as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$259,831	$(25,403)	$234,428
Non-compete agreements	2,847	(2,229)	618
Patents and technology	16,385	(8,915)	7,470
Trade names and licenses	74,816	(10,975)	63,841
Other	1,715	(1,715)	—

Other intangible assets	$355,594	$(49,237)	$306,357

The carrying amount of intangible assets at December 30, 2023 was as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$50,009	$(17,535)	$32,474
Non-compete agreements	2,325	(2,325)	—
Patents and technology	16,681	(8,119)	8,562
Trade names and licenses	12,092	(6,920)	5,172
Other	1,715	(1,715)	—

Other intangible assets	$82,822	$(36,614)	$46,208

Amortization expense for intangible assets was $13.9 million in 2024, $5.0 million in 2023, and $5.6 million in 2022.  Future amortization expense is estimated as follows:

(In thousands)	Amount

2025	$20,419
2026	20,281
2027	20,280
2028	20,042
2029	18,743
Thereafter	206,592

Expected amortization expense	$306,357

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

The Company’s net income (loss) from unconsolidated affiliates, net of foreign tax, for 2024, 2023, and 2022 included losses of $9.5 million, losses of $22.7 million, and income of $5.2 million, respectively, for Tecumseh.

During 2024, the Company advanced Tecumseh $12.5 million, which was comprised of a capital contribution of $8.7 million and a note receivable of $3.8 million. These advances did not change the Company’s proportionate ownership in Tecumseh.

Retail Distribution

The Company owns a 28 percent noncontrolling equity interest in a limited liability company in the retail distribution business.

The Company’s net income (loss) from unconsolidated affiliates, net of foreign tax, for 2024, 2023, and 2022 included income of $11.7 million, $7.9 million, and $4.9 million, respectively, for the retail distribution business.

Note 12 – Debt

Credit Agreement

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility that matures on March 31, 2026.  There were no borrowings outstanding under the Credit Agreement as of December 28, 2024 or December 30, 2023. Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at the Eurocurrency Rate which is determined by the underlying currency of the Credit Extension or the Base Rate as defined by the Credit Agreement, plus a variable premium.  Advances may be based upon the one, three, or six-month interest period.  The variable premium is based upon the Company’s debt to total capitalization ratio, and can range from 112.5 to 162.5 basis points for Eurocurrency Rate loans and 12.5 to 62.5 basis points for Base Rate loans.  Additionally, a commitment fee is payable quarterly on the total commitment less any outstanding loans or issued letters of credit, and varies from 15.0 to 30.0 basis points based upon the Company’s debt to total capitalization ratio.  Availability of funds under the Revolving Credit Facility is reduced by the amount of certain outstanding letters of credit, which are used to secure the Company’s payment of insurance deductibles, certain retiree health benefits, and other corporate obligations, totaling approximately $28.8 million at December 28, 2024.  Terms of the letters of credit are generally renewable annually.

Jungwoo-Mueller

Jungwoo-Mueller has several secured revolving credit arrangements with a total borrowing capacity of KRW 18.0 billion (or approximately $12.8 million).  Borrowings are secured by the real property and equipment of Jungwoo-Mueller.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  At December 28, 2024, the Company was in compliance with all debt covenants.

There was no interest paid in 2024, 2023, or 2022.

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

The NMTC is subject to 100 percent recapture for a period of seven years as provided in the Internal Revenue Code.  The Company was required to comply with various regulations and contractual provisions that apply to the NMTC arrangement.  Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, require the Company to indemnify Wells Fargo for any loss or recapture of NMTCs related to the financing until such time as the Company’s obligation to deliver tax benefits is relieved.  This transaction also included a put/call provision whereby the Company may be obligated or entitled to repurchase Wells Fargo’s interest in the Investment Fund.  The Company previously determined the financing arrangement with the Investment Fund and CDEs is a variable interest entity (VIE), and that it is the primary beneficiary of the VIE and has included the VIE in the Company’s Consolidated Financial Statements. In December 2023, Wells Fargo exercised the put option, and as such the Company recognized a gain on the extinguishment of the liability representing Wells Fargo’s interest in the Investment Fund of $7.5 million. In October 2024, Wells Fargo exercised the put option, and as such the Company recognized a gain on the extinguishment of the liability representing Wells Fargo’s interest in the Investment Fund of $1.3 million.

Note 14 – Benefit Plans

Pension and Other Postretirement Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain employees.  The information disclosed below does not include the pension plan in South Korea, as it is immaterial to the Company’s Consolidated Financial Statements. The following tables provide a reconciliation of the changes in the most significant plans’ benefit obligations and the fair value of the plans’ assets for 2024 and 2023, and a statement of the plans’ aggregate funded status:

	Pension Benefits		Other Benefits
(In thousands)	2024	2023	2024	2023

Change in benefit obligation:
Obligation at beginning of year	$54,435	$50,761	$9,557	$9,240
Service cost	—	—	202	183
Interest cost	2,337	2,454	497	439
Actuarial (gain) loss	(5,245)	1,508	(604)	(105)
Plan amendments/transference	—	—	—	101
Benefit payments	(3,263)	(3,582)	(664)	(686)
Foreign currency translation adjustment	(487)	3,294	(671)	385

Obligation at end of year	47,777	54,435	8,317	9,557

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	62,871	62,298	—	—
Actual return on plan assets	(7,788)	410	—	—
Employer contributions	—	—	664	686
Benefit payments	(3,263)	(3,582)	(664)	(686)
Foreign currency translation adjustment	(780)	3,745	—	—

Fair value of plan assets at end of year	51,040	62,871	—	—

Funded (underfunded) status at end of year	$3,263	$8,436	$(8,317)	$(9,557)

The following represents amounts recognized in AOCI (before the effect of income taxes):

	Pension Benefits		Other Benefits
(In thousands)	2024	2023	2024	2023

Unrecognized net actuarial loss (gain)	$12,617	$7,728	$(3,863)	$(3,863)
Unrecognized prior service credit	—	—	(6)	(5)

As of December 28, 2024, $0.3 million of the actuarial net loss and the prior service credit will, through amortization, be recognized as components of net periodic benefit cost in 2025.

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

As of December 28, 2024 and December 30, 2023, the total funded status of the plans recognized in the Consolidated Balance Sheets was as follows:

	Pension Benefits		Other Benefits
(In thousands)	2024	2023	2024	2023

Long-term asset	$3,263	$8,436	$—	$—
Current liability	$—	$—	$(926)	$(1,041)
Long-term liability	—	—	(7,391)	(8,516)

Total funded (underfunded) status	$3,263	$8,436	$(8,317)	$(9,557)

The components of net periodic benefit cost (income) are as follows:

(In thousands)	2024	2023	2022

Pension benefits:
Interest cost	$2,337	$2,454	$1,272
Expected return on plan assets	(2,357)	(3,260)	(3,568)
Amortization of net loss	132	—	897

Net periodic benefit cost (income)	$112	$(806)	$(1,399)

Other benefits:
Service cost	$202	$183	$291
Interest cost	497	439	346
Amortization of prior service credit	(1)	(2)	(198)
Amortization of net gain	(391)	(449)	(220)
Curtailment gain	—	—	(1,756)

Net periodic benefit cost (income)	$307	$171	$(1,537)

The components of net periodic benefit cost (income) other than the service cost component are included in other income, net in the Consolidated Statements of Income.

The weighted average assumptions used in the measurement of the Company’s benefit obligations are as follows:

	Pension Benefits		Other Benefits
	2024	2023	2024	2023

Discount rate	5.30%	4.40%	6.51%	5.96%
Expected long-term return on plan assets	5.30%	4.30%	N/A	N/A
Rate of compensation increases	N/A	N/A	5.00%	5.00%
Rate of inflation	3.30%	3.20%	N/A	N/A

The weighted average assumptions used in the measurement of the Company’s net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022

Discount rate	4.40%	4.80%	1.90%	5.96%	6.08%	3.73%
Expected long-term return on plan assets	4.30%	5.51%	4.96%	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A	5.00%	5.00%	5.00%
Rate of inflation	3.20%	3.30%	3.70%	N/A	N/A	N/A

The Company’s Mexican postretirement plans use the rate of compensation increase in the benefit formulas.  Past service in the Wednesbury Pension Scheme (U.K. pension plan) will be adjusted for the effects of inflation.  All other pension and postretirement plans use benefit formulas based on length of service.

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to range from 5.1 to 9.7 percent for 2025, gradually decrease to 4.1 percent through 2040, and remain at that level thereafter.  The health care cost trend rate assumption does not have a significant effect on the amounts reported.

Pension Assets

In October 2024, the Trustees of the U.K. pension plan entered into an agreement with Just Retirement Limited to acquire an insurance policy that operates as an investment asset, with the intent of matching the remaining uninsured part of the U.K. pension plan’s future cash outflow arising from the accrued pension liabilities of members. Such an arrangement is commonly termed as a “buy-in.” The benefit obligation was not transferred to the insurer, and the Company remains responsible for paying pension benefits. The initial value of the asset associated with this contract was equal to the premium paid to secure the contract and is adjusted each reporting period to reflect the estimated fair value of the premium that would be paid for such a contract at that time. The buy-in reduces the U.K. pension plan’s value at risk in relation to key risks associated with improved longevity, inflation, and interest rate movements while improving the security to the U.K. pension plan and its members. The Company consequently benefits from the buy-in as it reduces the U.K. pension plan’s potential reliance on the Company for future cash funding requirements.

Following the buy-in, the U.K. pension plan does not need to follow an investment strategy. The discount rate used represents the annualized yield based on a cash flow matched methodology with reference to an AA corporate bond spot curve and having regard to the duration of the U.K. pension plan’s liabilities.

The weighted average asset allocation of the Company’s pension fund assets are as follows:

	Pension Plan Assets
Asset category	2024	2023

Pooled liability investments	5%	99%
Buy-in contract	94	—
Cash and equivalents (includes money market funds)	1	1

Total	100%	100%

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

Buy-in contract – This consists of a U.K. buy-in insurance contract set to equal an actuarially calculated present value of the underlying liabilities. Its fair value is classified as level 3.

The following table sets forth by level, within the fair value hierarchy, the assets of the plans at fair value:

	Fair Value Measurements at December 28, 2024
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$682	$—	$—	$682
Pooled liability investments	—	2,581	—	2,581
Buy-in contract	—	—	47,777	47,777

Total	$682	$2,581	$47,777	$51,040

	Fair Value Measurements at December 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$502	$—	$—	$502
Pooled liability investments	—	62,369	—	62,369

Total	$502	$62,369	$—	$62,871

The table below reflects the changes in the assets of the plan measured at fair value on a recurring basis using significant unobservable inputs (level 3 of fair value hierarchy) during the year ended December 28, 2024:

(In thousands)	Buy-In Contract

Balance, December 30, 2023	$—
Purchases	47,777

Balance, December 28, 2024	$47,777

Contributions and Benefit Payments

The Company does not expect to contribute to the U.K. pension plan, other than to reimburse expenses, and expects to contribute $0.9 million to its other postretirement benefit plans in 2025. The Company expects future benefits to be paid from the plans as follows:

(In thousands)	Pension Benefits	Other Benefits

2025	$3,612	$926
2026	3,742	951
2027	3,875	772
2028	4,015	833
2029	4,159	760
2030-2034	23,135	3,876

Total	$42,538	$8,118

401(k) Plans

The Company sponsors voluntary employee savings plans that qualify under Section 401(k) of the Internal Revenue Code of 1986.  Compensation expense for the Company’s matching contribution to the 401(k) plans was $5.0 million in 2024, $4.9 million in 2023, and $4.9 million in 2022.  The Company match is a cash contribution.  Participants direct the investment of their account balances by allocating among a range of asset classes including mutual funds (equity, fixed income, and balanced funds) and money market funds.  The plans do not allow direct investment in securities issued by the Company.

Multiemployer Plan

On August 2, 2024 the Company entered into an equity purchase agreement to acquire all of the outstanding shares of Elkhart. Elkhart contributes to the IAM National Pension Fund (IAM Plan). The Employer Identification Number for this plan is 51-6031295.

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

The Company makes contributions to the IAM Plan trusts that cover certain union employees; contributions by employees are not permitted. Contributions to the IAM Plan were approximately $0.2 million in 2024. The Company’s contributions are less than five percent of total employer contributions made to the IAM Plan indicated in the most recently filed Form 5500.

Under the Pension Protection Act of 2006, the IAM Plan’s actuary must certify the plan’s zone status annually. Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. If a plan is determined to be in endangered status, red zone or yellow zone, the plan’s trustees must develop a formal plan of corrective action, a Financial Improvement Plan and/or a Rehabilitation Plan. For 2024, the IAM Plan remained in the red zone due to the trustees’ election to voluntarily place the fund in critical status in 2019 to strengthen its funding position. The fund has remained in critical status since that election and is not projected to emerge from critical status in the upcoming year.

Note 15 – Commitments and Contingencies

Environmental

The Company is subject to federal, state, local, and foreign environmental laws and regulations.  For all properties, the Company has provided and charged to expense $1.8 million in 2024, $0.7 million in 2023, and $1.4 million in 2022 for pending environmental matters.  Environmental reserves totaled $18.4 million at December 28, 2024 and $18.9 million at December 30, 2023.  As of December 28, 2024, the Company expects to spend $3.2 million in 2025, $1.2 million in 2026, $0.7 million in 2027, $0.8 million in 2028, $0.8 million in 2029, and $11.7 million thereafter for ongoing projects.

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

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980s, of implementing various remedial measures, including sealing mine portals with concrete plugs in portals that were discharging water.  The sealing program achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 QCB Order, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage, and again extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new 10-year permit will include an order requiring continued implementation of BMP through 2034 to address residual discharges of acid rock drainage.  At this site, MRRC spent approximately $1.3 million from 2022 through 2024 for remediation, and currently estimates that it will spend between approximately $13.2 million and $14.9 million over the next 30 years and has accrued a reserve at the low end of this range.

Lead Refinery Site

U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of MRRC, has conducted corrective action and interim remedial activities (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act since December 1996.  Although the Site Activities have been substantially concluded, Lead Refinery is required to perform monitoring and maintenance-related activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management effective as of March 2, 2013.  Lead Refinery spent approximately $0.7 million from 2022 through 2024 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are estimated at between $2.3 million and $2.7 million over the next 12 years. The Company has recorded a reserve at the low end of this range.

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

Bonita Peak Mining District

Following an August 2015 spill from the Gold King Mine into the Animas River near Silverton, Colorado, the EPA listed the Bonita Peak Mining District on the NPL.  Said listing was finalized in September 2016.  The Bonita Peak Mining District encompasses 48 mining sites within the Animas River watershed, including the Sunnyside Mine, the American Tunnel, and the Sunbank Group.  On or about July 25, 2017, Washington Mining Company (Washington Mining) (a wholly-owned subsidiary of the Company’s wholly-owned subsidiary, Arava), received a general notice letter from the EPA stating that Washington Mining may be a PRP under CERCLA in connection with the Bonita Peak Mining District site and therefore responsible for the remediation of certain portions of the site, along with related costs incurred by the EPA.  Shortly thereafter, the Company received a substantively identical letter asserting that it may be a PRP at the site and similarly responsible for the cleanup of certain portions of the site.  On or about January 7, 2025, a similar general notice letter from EPA was received by Mining Remedial Recovery Company (MRRC) (also a wholly-owned subsidiary of Arava), stating that MRRC may be a PRP at the site. Collectively, the general notice letters identify three other PRPs at the site, and while the U.S. government and State of Colorado have expressed their interest in discussing potential cost recovery claims against Washington Mining, MRRC and/or the Company in early 2025, at this juncture, no specific actions have yet been required and the Company is unable to determine the likelihood of a materially adverse outcome or the amount or range of a potential loss with respect to any litigation (including any enforcement action by the U.S. or any state) or remedial action related to the Bonita Peak Mining District NPL site.

Operating Properties

Mueller Copper Tube Products, Inc.

In 1999, Mueller Copper Tube Products, Inc. (MCTP), a wholly owned subsidiary, commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant to remove trichloroethylene, a cleaning solvent formerly used by MCTP.  On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation Report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater from the Arkansas Department of Environmental Quality (ADEQ).  The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.  Effective November 17, 2008, MCTP entered into a Settlement Agreement and Administrative Order by Consent to submit a Supplemental Investigation Work Plan (SIWP) and subsequent Final Remediation Work Plan (RWP) for the site.  By letter dated January 20, 2010, ADEQ approved the SIWP as submitted, with changes acceptable to the Company.  On December 16, 2011, MCTP entered into an amended Administrative Order by Consent to prepare and implement a revised RWP regarding final remediation for the Site.  The remediation system was activated in February 2014.  Costs to implement the work plans, including associated general and administrative costs, are estimated to approximate $0.3 million over the next year.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at December 28, 2024 were $28.8 million.

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

In March 2023, a portion of the Company’s Covington, Tennessee manufacturing operation was damaged by a tornado. The extent of the damage to inventories, production equipment, and building structures is currently being assessed. The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance subject to customary deductibles. Any gain resulting from insurance proceeds for property damage in excess of the net book value of the related property will be recognized in income upon settlement of the claim. In addition, the Company has deferred recognition of direct, identifiable costs associated with this matter. These costs will also be recognized upon settlement of the insurance claim. As of December 28, 2024, the Company has received advances totaling $35.0 million from the insurance company for this claim, of which $25.0 million was received during 2024. These advances, net of the book value of damaged inventories, equipment, and buildings and direct cleanup and other out of pocket costs totaled $21.6 million, are classified as other current liabilities on the Consolidated Balance Sheet at December 28, 2024.

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

Note 16 – Income Taxes

The components of income before income taxes were taxed under the following jurisdictions:

(In thousands)	2024	2023	2022

Domestic	$672,625	$722,153	$737,538
Foreign	147,837	123,079	138,493

Income before income taxes	$820,462	$845,232	$876,031

Income tax expense consists of the following:

(In thousands)	2024	2023	2022

Current tax expense:
Federal	$136,248	$144,111	$149,269
Foreign	37,269	39,167	36,719
State and local	32,426	32,694	41,214

Current tax expense	205,943	215,972	227,202

Deferred tax (benefit) expense:
Federal	1,617	4,806	(3,312)
Foreign	3,285	270	(192)
State and local	(5,769)	(286)	(376)

Deferred tax (benefit) expense	(867)	4,790	(3,880)

Income tax expense	$205,076	$220,762	$223,322

The difference between the reported income tax expense and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes is reconciled as follows:

(In thousands)	2024	2023	2022

Expected income tax expense	$172,297	$177,499	$183,967
State and local income tax, net of federal benefit	19,847	25,542	32,184
Effect of foreign statutory rates different from U.S. and other foreign adjustments	9,308	14,519	7,443
Investment in unconsolidated affiliates	2,114	1,226	206
Other, net	1,510	1,976	(478)

Income tax expense	$205,076	$220,762	$223,322

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

The international tax framework introduced by the Organisation for Economic Co-operation and Development under its Pillar Two initiative includes a global minimum tax of 15 percent. Legislation adopting these provisions has been enacted in certain jurisdictions where the Company operates and is effective for the Company's 2024 fiscal year. The Company has assessed this legislation, and the Pillar Two provisions do not have a material impact on the Company’s income tax expense.

The Company includes interest and penalties related to income tax matters as a component of income tax expense, none of which was material in 2024, 2023, and 2022.

The statute of limitations is open for the Company’s federal tax return for 2021 and all subsequent years. Some state and foreign returns are open for 2021 and all subsequent years, and some state and foreign returns are also open for some earlier tax years due to differing statute periods. While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In thousands)	2024	2023

Deferred tax assets:
Inventories	$17,296	$19,162
Other postretirement benefits and accrued items	16,202	10,174
Other reserves	6,870	6,956
Foreign tax attributes	4,676	4,862
State tax attributes, net of federal benefit	3,932	6,728
Stock-based compensation	5,100	4,502
Lease liability	6,230	7,354
Basis difference in unconsolidated affiliates	11,649	11,509

Total deferred tax assets	71,955	71,247
Less valuation allowance	(16,692)	(23,078)

Deferred tax assets, net of valuation allowance	55,263	48,169

Deferred tax liabilities:
Property, plant, and equipment	52,405	42,980
Lease asset	6,670	7,776
Other liabilities	10,198	10,884

Total deferred tax liabilities	69,273	61,640

Net deferred tax liabilities	$(14,010)	$(13,471)

As of December 28, 2024, the Company had state net operating loss (NOL) carryforwards with potential tax benefits of $3.9 million, after consideration of the federal impact, expiring between 2032 and 2036.

As of December 28, 2024, the Company had other foreign tax attributes with potential tax benefits of $3.6 million, which have an unlimited life, and attributes with potential benefits of $1.1 million that expire between 2036 and 2040; all of these foreign attributes were fully offset by a valuation allowance. The Company has also recorded a valuation allowance against deferred tax assets related to the basis differences in investments in unconsolidated affiliates.

Income taxes paid were approximately $210.4 million in 2024, $219.6 million in 2023, and $238.3 million in 2022.

Note 17 – Equity

The Company’s Board of Directors has extended, until July 2026, its authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 28, 2024, the Company has repurchased approximately 15.9 million shares under this authorization.

Note 18 – Stock-Based Compensation

The Company has in effect stock incentive plans under which stock-based awards have been granted to certain employees and members of its Board of Directors.  Under these existing plans, the Company may grant stock options, restricted stock awards, and performance stock awards. Approximately 4.1 million shares were available for future stock incentive awards at December 28, 2024.

During the years ended December 28, 2024, December 30, 2023, and December 31, 2022, the Company recognized stock-based compensation, as a component of selling, general, and administrative expense, in its Consolidated Statements of Income of $26.8 million, $23.1 million, and $17.8 million, respectively.

The total compensation expense not yet recognized related to stock incentive awards at December 28, 2024 was $54.1 million, with an average expense recognition period of 2.7 years.

The Company generally issues treasury shares when stock options are exercised, or when restricted stock awards or performance stock awards are granted.  A summary of the activity and related information follows:

	Stock Options		Restricted Stock Awards		Performance Stock Awards
(Shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Beginning of period	626	$14.78	664	$20.51	1,902	$27.63
Granted	—	N/A	71	62.91	370	64.52
Added by Performance Factor	—	N/A	—	N/A	283	21.73
Exercised/Released	(204)	13.52	(273)	17.51	(806)	19.59
Forfeited	—	N/A	(7)	26.39	(10)	14.61

End of period	422	$15.39	455	$28.83	1,739	$38.33

Restricted Stock Awards

The fair value of each restricted stock award equals the fair value of the Company’s stock on the grant date and is amortized into compensation expense on a straight-line or accrual basis over its vesting period based on its vesting schedule.  The weighted average grant-date fair value of awards granted during 2024, 2023, and 2022 was $62.91, $36.88, and $31.90, respectively.

The aggregate intrinsic value of outstanding and unvested awards was $36.3 million at December 28, 2024.  The total fair value of awards that vested was $4.8 million, $7.7 million, and $4.9 million in 2024, 2023, and 2022, respectively.

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

The weighted average grant-date fair value of awards granted during 2024, 2023, and 2022 was $64.52, $37.63, and $32.74, respectively.

The aggregate intrinsic value of outstanding and unvested awards was $139.0 million at December 28, 2024. The total fair value of awards that vested was $15.8 million and $7.0 million in 2024 and 2023, respectively.

Stock Options

Stock options are generally granted to purchase shares of common stock at an exercise price equal to the average of the high and low market price of the Company’s stock on the grant date.  Generally, the awards vest within five years from the grant date.  Any unexercised options expire after not more than ten years.  The fair value of each option is estimated as a single award and amortized into compensation expense on a straight-line or accrual basis over its vesting period based on its vesting schedule.  There were no stock options granted in 2022, 2023, or 2024.

The total intrinsic value of stock options exercised was $9.4 million, $6.5 million, and $5.9 million in 2024, 2023, and 2022, respectively.  The total fair value of stock options that vested was $1.0 million and $1.1 million in 2023 and 2022, respectively. No stock options vested in 2024.

At December 28, 2024, the aggregate intrinsic value of all outstanding and currently exercisable stock options was $26.3 million with a weighted average remaining contractual term of 3.1 years and a weighted average exercise price of $15.38.

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

The following table provides changes in AOCI by component, net of taxes and noncontrolling interest (amounts in parentheses indicate debits to AOCI):

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/ OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance at December 31, 2022	$(69,238)	$1,486	$1,222	$2,355	$(64,175)

Other comprehensive income (loss) before reclassifications	21,162	1,146	(3,499)	917	19,726
Amounts reclassified from AOCI	—	(2,419)	(353)	—	(2,772)

Balance at December 30, 2023	(48,076)	213	(2,630)	3,272	(47,221)

Other comprehensive (loss) income before reclassifications	(27,850)	182	(3,449)	(1,152)	(32,269)
Amounts reclassified from AOCI	—	(586)	(203)	—	(789)

Balance at December 28, 2024	$(75,926)	$(191)	$(6,282)	$2,120	$(80,279)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
(In thousands)	2024	2023	2022	Affected Line Item

Unrealized losses (gains) on derivatives:
Commodity contracts	$(745)	$(3,109)	$9,891	Cost of goods sold
	159	690	(2,225)	Income tax expense (benefit)

	$(586)	$(2,419)	$7,666	Net of tax and noncontrolling interests

Amortization of net loss (gain) and prior service cost on employee benefit plans	$(260)	$(451)	$(1,277)	Other (expense) income, net
	57	98	332	Income tax expense

	$(203)	$(353)	$(945)	Net of tax and noncontrolling interests

Note 20 – Quarterly Financial Information (Unaudited) (1)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2024
Net sales	$849,654	$997,745	$997,831	$923,536
Gross profit (2)	240,951	272,755	275,362	255,370
Consolidated net income	141,709	163,447	171,783	140,603
Net income attributable to Mueller Industries, Inc.	138,363	160,165	168,699	137,652
Basic earnings per share	1.24	1.44	1.51	1.23
Diluted earnings per share	1.21	1.41	1.48	1.21
Dividends per share	0.20	0.20	0.20	0.20

2023
Net sales	$971,192	$896,984	$819,792	$732,377
Gross profit (2)	292,394	257,712	240,734	195,994
Consolidated net income	175,093	179,551	135,709	119,296
Net income attributable to Mueller Industries, Inc.	173,239	177,711	132,709	119,238
Basic earnings per share	1.56	1.60	1.19	1.07
Diluted earnings per share	1.54	1.56	1.17	1.05
Dividends per share	0.15	0.15	0.15	0.15
(1)The sum of quarterly amounts may not equal the annual amounts reported due to rounding. In addition, the earnings per share amounts are computed independently for each quarter, while the full year is based on the weighted average shares outstanding.
(2)Gross profit is net sales less cost of goods sold, which excludes depreciation and amortization.

Note 21 – Related Party Transactions

The non-controlling interest in the Company’s South Korean joint venture owns 100 percent of a copper tube mill which supplies Mueller affiliates. These affiliates purchased $19.0 million and $15.5 million of product from the supplier in 2024 and 2023, respectively. Payables related to these sales as of December 28, 2024 were $0.5 million.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mueller Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mueller Industries, Inc. (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

Valuation of the Customer Relationships and Trade Name Intangible Assets in the Acquisition of Nehring Electrical Works Company
Description of the Matter	As disclosed in Notes 1 and 2 to the consolidated financial statements, on May 28, 2024, the Company completed the acquisition of Nehring Electrical Works Company and certain of its affiliated companies (collectively, “Nehring”). The total purchase consideration in connection with the acquisition was $569.2 million, net of working capital adjustments, of which $208.1 million was allocated to customer relationships and $54.5 million was allocated to a trade name. The excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, at the acquisitions date was allocated to goodwill. The Company accounted for this acquisition as a business combination.

Auditing the Company's accounting for its acquisition of Nehring was complex due to the significant estimation uncertainty in determining the fair value of identified intangible assets, which principally consisted of customer relationships and a trade name. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to certain underlying assumptions. These significant assumptions used to estimate the value of the customer relationships intangible asset included projected revenue growth rates, EBITA, discount rate, and the pre-tax return on the trade name. Related to the trade name intangible asset, the significant assumption was the royalty rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the Company’s accounting for acquisitions. For example, we tested controls over the estimation process supporting the recognition and measurement of the identified intangible assets, including the customer relationships and trade name intangible assets, which encompassed testing controls over management’s review of assumptions used in the valuation model as well as the completeness and accuracy of the data used in these fair value estimates.

To test the estimated fair value of the customer relationships and trade name intangible assets, our audit procedures included, among others, evaluating the valuation methodologies used, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data. As it pertains to projected revenue growth rates and EBITA related to the customer relationship asset, we compared the assumptions used by management to past performance of Nehring and forecasted performance of the guideline public companies. We also performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the customer relationships and trade name intangible assets that would result from changes in the significant assumptions. In addition, we involved our valuation specialists to assist with our evaluation of the methodology used by the Company and certain significant assumptions, including the pre-tax return on trade name and discount rate used to value the customer relationship asset and the royalty rate used to value the trade name asset.

We have served as the Company’s auditor since 1991.

Memphis, Tennessee
February 26, 2025

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 28, 2024, December 30, 2023, and December 31, 2022

		Additions
(In thousands)	Balance at beginning of year	Charged to costs and expenses	Other additions	Deductions	Balance at end of year

2024
Allowance for doubtful accounts	$2,830	$1,147	$5	$258	$3,724

Environmental reserves	$18,940	$1,785	$—	$2,311	$18,414

Valuation allowance for deferred tax assets	$23,078	$(4,931)	$—	$1,455	$16,692

2023
Allowance for doubtful accounts	$2,687	$(84)	$227	$—	$2,830

Environmental reserves	$20,534	$652	$—	$2,246	$18,940

Valuation allowance for deferred tax assets	$21,504	$4,939	$267	$3,632	$23,078

2022
Allowance for doubtful accounts	$2,590	$323	$—	$226	$2,687

Environmental reserves	$27,426	$1,367	$—	$8,259	$20,534

Valuation allowance for deferred tax assets	$26,624	$(1,648)	$509	$3,981	$21,504