Form 10-Q
period 2025-03-29
MUELLER INDUSTRIES INC
filed 2025-04-23
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of April 18, 2025 was 110,649,746.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 29, 2025

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
(In thousands, except per share data)	March 29, 2025	March 30, 2024

Net sales	$1,000,165	$849,654

Cost of goods sold	728,185	608,703
Depreciation and amortization	17,123	9,169
Selling, general, and administrative expense	63,060	48,357
Gain on sale of assets	(14,465)	—

Operating income	206,262	183,425

Interest expense	(25)	(115)
Interest income	9,901	17,245
Realized and unrealized (losses) gains on short-term investments	(5,010)	365
Other income, net	92	630

Income before income taxes	211,220	201,550

Income tax expense	(51,475)	(51,834)
Loss from unconsolidated affiliates, net of foreign tax	(458)	(8,007)

Consolidated net income	159,287	141,709
Net income attributable to noncontrolling interests	(1,855)	(3,346)

Net income attributable to Mueller Industries, Inc.	$157,432	$138,363

Weighted average shares for basic earnings per share	110,739	111,416
Effect of dilutive stock-based awards	2,333	2,729

Adjusted weighted average shares for diluted earnings per share	113,072	114,145

Basic earnings per share	$1.42	$1.24

Diluted earnings per share	$1.39	$1.21

Dividends per share	$0.25	$0.20

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended
(In thousands)	March 29, 2025	March 30, 2024

Consolidated net income	$159,287	$141,709

Other comprehensive income (loss), net of tax:
Foreign currency translation	2,919	(4,155)
Net change with respect to derivative instruments and hedging activities, net of tax of $(594) and $(93)	2,046	327
Net change in pension and postretirement obligation adjustments, net of tax of $(822) and $(17)	2,495	36
Attributable to unconsolidated affiliates, net of tax of $817 and $395	(2,814)	(1,362)

Total other comprehensive income (loss), net	4,646	(5,154)

Consolidated comprehensive income	163,933	136,555
Comprehensive income attributable to noncontrolling interests	(1,059)	(2,725)

Comprehensive income attributable to Mueller Industries, Inc.	$162,874	$133,830

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	March 29, 2025	December 28, 2024

Assets

Current assets:
Cash and cash equivalents	$830,100	$1,037,229
Short-term investments	43,497	21,874
Accounts receivable, less allowance for doubtful accounts of $2,562 in 2025 and $3,724 in 2024	553,106	450,113
Inventories	482,155	462,279
Other current assets	51,202	40,734

Total current assets	1,960,060	2,012,229

Property, plant, and equipment, net	515,208	515,131
Operating lease right-of-use assets	32,677	32,702
Goodwill, net	311,380	311,165
Intangible assets, net	301,297	306,357
Investments in unconsolidated affiliates	80,779	88,037
Other assets	29,903	25,285

Total assets	$3,231,304	$3,290,906

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	March 29, 2025	December 28, 2024

Liabilities

Current liabilities:
Current portion of debt	$128	$1,094
Accounts payable	223,609	173,743
Accrued wages and other employee costs	35,622	60,136
Current portion of operating lease liabilities	8,358	8,117
Other current liabilities	188,654	154,897

Total current liabilities	456,371	397,987

Long-term debt, less current portion	—	—
Pension liabilities	223	3,059
Postretirement benefits other than pensions	8,202	8,140
Environmental reserves	15,374	15,423
Deferred income taxes	27,736	25,742
Noncurrent operating lease liabilities	24,430	24,547
Other noncurrent liabilities	11,869	11,600

Total liabilities	544,205	486,498

Equity

Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 250,000,000; issued 160,366,008; outstanding 110,646,538 in 2025 and 113,751,127 in 2024	1,604	1,604
Additional paid-in capital	337,445	330,532
Retained earnings	3,237,627	3,107,838
Accumulated other comprehensive loss	(74,837)	(80,279)
Treasury common stock, at cost	(835,402)	(586,530)

Total Mueller Industries, Inc. stockholders' equity	2,666,437	2,773,165
Noncontrolling interests	20,662	31,243

Total equity	2,687,099	2,804,408

Commitments and contingencies	—	—

Total liabilities and equity	$3,231,304	$3,290,906
See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
(In thousands)	March 29, 2025	March 30, 2024

Cash flows from operating activities
Consolidated net income	$159,287	$141,709
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	17,123	9,250
Stock-based compensation expense	6,150	6,231
Provision for doubtful accounts receivable	99	1
Loss from unconsolidated affiliates	458	8,007
Dividends from unconsolidated affiliates	2,812	2,024
Insurance proceeds - noncapital related	—	15,000
Gain on disposals of properties	(14,465)	(1,567)
Unrealized loss on short-term investments	5,010	—
Gain on sales of securities	—	(365)
Deferred income tax expense	1,651	940
Changes in assets and liabilities:
Receivables	(101,524)	(75,200)
Inventories	(18,542)	22,502
Other assets	410	11,984
Current liabilities	57,702	33,948
Other liabilities	(2,598)	(907)
Other, net	(14)	68

Net cash provided by operating activities	$113,559	$173,625

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
(In thousands)	March 29, 2025	March 30, 2024

Cash flows from investing activities
Capital expenditures	$(16,592)	$(16,406)
Purchase of short-term investments	(26,633)	—
Purchase of long-term investments	(552)	—
Proceeds from the sale of securities	—	96,465
Issuance of notes receivable with unconsolidated affiliates	—	(12,500)
Proceeds from sales of assets	19,737	2,878
Investment received from noncontrolling interests	600	—

Net cash (used in) provided by investing activities	$(23,440)	$70,437

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	$(27,262)	$(22,255)
Dividends paid to noncontrolling interests	(12,240)	—
Repurchase of common stock	(243,615)	(27,930)
Repayments of debt	(56)	(56)
Repayment of debt by consolidated joint ventures, net	—	(77)
Net cash used to settle stock-based awards	(4,494)	(2,489)

Net cash used in financing activities	$(287,667)	$(52,807)

Effect of exchange rate changes on cash	392	(670)

(Decrease) increase in cash, cash equivalents, and restricted cash	(197,156)	190,585
Cash, cash equivalents, and restricted cash at the beginning of the period	1,038,895	1,174,223

Cash, cash equivalents, and restricted cash at the end of the period	$841,739	$1,364,808

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended
(In thousands)	March 29, 2025	March 30, 2024

Common stock:
Balance at beginning of period	$1,604	$1,604

Balance at end of period	$1,604	$1,604

Additional paid-in capital:
Balance at beginning of period	$330,532	$312,171
Acquisition of shares under incentive stock option plans	763	282
Stock-based compensation expense	6,150	6,231

Balance at end of period	$337,445	$318,684

Retained earnings:
Balance at beginning of period	$3,107,838	$2,594,300
Net income attributable to Mueller Industries, Inc.	157,432	138,363
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(27,643)	(22,713)

Balance at end of period	$3,237,627	$2,709,950

Accumulated other comprehensive loss:
Balance at beginning of period	$(80,279)	$(47,221)
Total other comprehensive income (loss) attributable to Mueller Industries, Inc.	5,442	(4,533)

Balance at end of period	$(74,837)	$(51,754)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended
(In thousands)	March 29, 2025	March 30, 2024

Treasury stock:
Balance at beginning of period	$(586,530)	$(523,409)
Acquisition of shares under incentive stock option plans	(5,257)	(2,771)
Repurchase of common stock	(243,615)	(27,930)

Balance at end of period	$(835,402)	$(554,110)

Noncontrolling interests:
Balance at beginning of period	$31,243	$21,271
Investment in Joining Systems JV	600	—
Dividends paid to noncontrolling interests	(12,240)	—
Net income attributable to noncontrolling interests	1,855	3,346
Foreign currency translation	(796)	(621)

Balance at end of period	$20,662	$23,996

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

Note 1 – Recent Accounting Standards

Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The updated guidance requires retrospective adoption, and early adoption was permitted. The Company adopted the ASU during the fourth quarter of 2024 and updated its disclosures accordingly. See “Note 4 - Segment Information” for additional information.

Issued

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

In March 2024, the Securities and Exchange Commission (SEC) issued final rules on the enhancement and standardization of climate-related disclosures. The rules require disclosure of, among other things: material climate-related risks, activities to mitigate or adapt to such risks, governance and management of such risks, and material greenhouse gas (GHG) emissions from operations owned or controlled (Scope 1) and/or indirect emissions from purchased energy consumed in operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. The rules are scheduled to become effective on a phased-in timeline in fiscal years beginning in 2025; however, in March 2025 the SEC announced it was ending its defense of the rules in pending litigation, meaning it is uncertain if or when compliance will be mandated. The Company is in the process of analyzing the impact of the rules on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance primarily enhances and expands both the income tax rate reconciliation disclosure and the income taxes paid disclosure. The ASU is effective for annual periods beginning after December 15, 2024 for public entities on a prospective basis. The Company is in the process of analyzing the impact of the standard on its annual disclosures.

Note 2 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted and performance stock awards, computed using the treasury stock method.

Note 3 – Acquisitions

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

The provisional fair value of the assets acquired totaled $35.8 million, consisting primarily of inventories of $18.7 million, accounts receivable of $10.8 million, property, plant, and equipment of $5.9 million, and other current assets of $0.4 million. The fair value of the liabilities assumed totaled $12.7 million, consisting primarily of other current liabilities of $6.8 million and accounts payable of $5.9 million. Of the remaining purchase price, $15.1 million was allocated to tax-deductible goodwill and intangible assets. The purchase price allocation is provisional as of March 29, 2025 and subject to change upon the completion of the final valuation of the long-lived assets during the measurement period.

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

The fair value of the assets acquired totaled $180.3 million, consisting primarily of property, plant, and equipment of $98.8 million, accounts receivable of $41.7 million, inventories of $38.8 million, and other current assets of $1.0 million. The fair value of the liabilities assumed totaled $28.9 million, consisting primarily of accounts payable of $19.6 million and other current liabilities of $9.3 million. Of the remaining purchase price, $146.1 million was allocated to tax-deductible goodwill and $271.7 million was allocated to intangible assets, including customer relationships, trade names, certifications, and non-compete agreements. The valuation of the business has been finalized and there were no changes to the purchase price allocation from the amounts presented in the Company’s 2024 Annual Report on Form 10-K.

The following table presents condensed pro forma consolidated results of operations as if the Nehring acquisition had occurred at the beginning of 2024. The pro forma information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the periods presented, and is not necessarily indicative of operating results to be expected in future periods. The most significant pro forma adjustments to the historical results of operations relate to the application of purchase accounting and the amortization for intangible assets acquired, the financing structure, and estimated income taxes.

For the Quarter Ended
(In thousands, except per share data)	March 30, 2024

Net sales	$933,509
Net income attributable to Mueller Industries, Inc.	139,635

Basic earnings per share	$1.25
Diluted earnings per share	1.22

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

The Company’s chief operating decision maker (CODM) is the chief executive officer. Performance of segments is generally evaluated by their operating income.  Summarized product line and segment information is shown in the following tables. Unallocated expenses include general corporate expenses, plus certain charges or credits not included in segment activity.

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended March 29, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$525,796	$—	$—	$525,796
Brass rod, forgings, wire and cable	—	219,281	—	219,281
OEM components, tube and assemblies	—	18,215	31,260	49,475
Valves and plumbing specialties	113,887	—	—	113,887
Flex duct and other HVAC components	—	—	91,847	91,847
Other	—	14,417	—	14,417

	639,683	251,913	123,107	1,014,703

Intersegment sales				(14,538)

Net sales				$1,000,165

	For the Quarter Ended March 30, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$478,476	$—	$—	$478,476
Brass rod and forgings	—	124,059	—	124,059
OEM components, tube and assemblies	—	18,957	30,017	48,974
Valves and plumbing specialties	111,692	—	—	111,692
Flex duct and other HVAC components	—	—	86,793	86,793
Other	—	13,051	—	13,051

	590,168	156,067	116,810	863,045

Intersegment sales				(13,391)

Net sales				$849,654

Summarized segment information is as follows:

	For the Quarter Ended March 29, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$629,359	$247,790	$123,016	$1,000,165
Internal net sales	10,324	4,123	91	14,538

	639,683	251,913	123,107	1,014,703

Reconciliation of net sales:
Elimination of intersegment net sales				(14,538)

Total net sales				1,000,165

Less: (1)
Manufacturing costs (2)	462,465	211,741	79,996	754,202
Sales and marketing expense	8,254	1,224	3,309	12,787
Distribution expense	11,154	704	472	12,330
Other segment items (3)	(354)	8,160	3,706	11,512

Segment operating income	158,164	30,084	35,624	223,872

Reconciliation of segment operating income:
Corporate expenses				(17,610)
Interest expense				(25)
Interest income				9,901
Unrealized losses on short-term investments				(5,010)
Other income, net				92

Income before income taxes				$211,220

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

Segment information (continued):

	For the Quarter Ended March 30, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$579,865	$153,151	$116,638	$849,654
Internal net sales	10,303	2,916	172	13,391

	590,168	156,067	116,810	863,045

Reconciliation of net sales:
Elimination of intersegment net sales				(13,391)

Total net sales				849,654

Less: (1)
Manufacturing costs (2)	424,526	128,369	76,975	629,870
Sales and marketing expense	6,306	720	3,353	10,379
Distribution expense	9,250	583	473	10,306
Other segment items (3)	7,406	2,124	3,434	12,964

Segment operating income	142,680	24,271	32,575	199,526

Reconciliation of segment operating income:
Corporate expenses				(16,101)
Interest expense				(115)
Interest income				17,245
Realized gains on short-term investments				365
Other income, net				630

Income before income taxes				$201,550

Other segment disclosures:

	For the Quarter Ended March 29, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization (4)	$5,419	$8,356	$1,692	$1,656	$17,123
Gain on sale of assets, net	(14,462)	—	(3)	—	(14,465)
Expenditures for long-lived assets (including those resulting from business acquisitions)	7,394	7,785	1,413	—	16,592
Segment assets	1,244,370	862,274	265,861	858,799	3,231,304

(4) The amount of depreciation and amortization disclosed by reportable segment is included within the other segment expense captions, such as manufacturing costs or other segment items.

Other segment disclosures (continued):

	For the Quarter Ended March 30, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization (4)	$4,560	$1,920	$1,595	$1,094	$9,169
Expenditures for long-lived assets (including those resulting from business acquisitions)	6,729	1,061	3,415	5,201	16,406
Segment assets	1,057,983	178,903	255,798	1,401,558	2,894,242

Note 5 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	March 29, 2025	December 28, 2024

Cash & cash equivalents	$830,100	$1,037,229
Restricted cash included within other current assets	11,537	1,564
Restricted cash included within other assets	102	102

Total cash, cash equivalents, and restricted cash	$841,739	$1,038,895

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 6 – Inventories

(In thousands)	March 29, 2025	December 28, 2024

Raw materials and supplies	$138,035	$147,964
Work-in-process	70,335	74,684
Finished goods	285,108	251,447
Valuation reserves	(11,323)	(11,816)

Inventories	$482,155	$462,279

Note 7 – Financial Instruments

Short-Term Investments

The fair value of short-term investments at March 29, 2025 and December 28, 2024, consisting of marketable securities, approximates the carrying value on that date. These marketable securities are stated at fair value and classified as level 1 within the fair value hierarchy. This classification is defined as a fair value determined using observable inputs that reflect quoted prices in active markets for identical assets.

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

At March 29, 2025, the Company held open futures contracts to purchase approximately $11.3 million of copper over the next nine months related to fixed price sales orders.  The fair value of those futures contracts was a $2.2 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At March 29, 2025, this amount was approximately $1.7 million of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At March 29, 2025, the Company held $108.6 million open futures contracts to sell copper over the next nine months related to copper inventory.  The fair value of those futures contracts was a $6.1 million net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	March 29, 2025	December 28, 2024	Balance Sheet Location	March 29, 2025	December 28, 2024

Commodity contracts - gains	Other current assets	$2,219	$235	Other current liabilities	$152	$42
Commodity contracts - losses	Other current assets	(3)	(62)	Other current liabilities	(6,214)	(405)

Total derivatives (1)		$2,216	$173		$(6,062)	$(363)
(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended
(In thousands)	Location	March 29, 2025	March 30, 2024

Undesignated derivatives:
(Loss) gain on commodity contracts (nonqualifying)	Cost of goods sold	$(6,153)	$488

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended March 29, 2025
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$3,401	Cost of goods sold	$(1,356)
Other	1	Other	—

Total	$3,402	Total	$(1,356)

	For the Quarter Ended March 30, 2024
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$667	Cost of goods sold	$(373)
Other	33	Other	—

Total	$700	Total	$(373)

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At March 29, 2025 and December 28, 2024, the Company had recorded restricted cash in other current assets of $11.4 million and $1.4 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

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

The Company’s net loss from unconsolidated affiliates, net of foreign tax, for the quarter ended March 29, 2025 included losses of $2.7 million for Tecumseh. The Company’s net loss from unconsolidated affiliates, net of foreign tax, for the quarter ended March 30, 2024 included losses of $10.3 million for Tecumseh.

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

The Company’s net loss from unconsolidated affiliates, net of foreign tax, for the quarter ended March 29, 2025 included income of $2.2 million for the retail distribution business. The Company’s net loss from unconsolidated affiliates, net of foreign tax, for the quarter ended March 30, 2024 included income of $2.3 million for the retail distribution business.

Note 9 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended
(In thousands)	March 29, 2025	March 30, 2024

Pension benefits:
Interest cost	$611	$581
Expected return on plan assets	(554)	(604)
Amortization of net loss	82	33

Net periodic benefit cost	$139	$10

Other benefits:
Service cost	$46	$54
Interest cost	123	131
Amortization of prior service credit	—	(1)
Amortization of net gain	(100)	(97)

Net periodic benefit cost	$69	$87

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

Lanyon. With respect to the Lanyon Site, in 2016, the Company received a general notice letter from the United States Environmental Protection Agency (EPA) asserting that the Company is a PRP, which the Company has denied.  The EPA issued an interim record of decision in 2017 and has been remediating properties at the site. Approximately 1,371 properties were to be remediated. In August 2023, the EPA issued a five-year review indicating that the cleanup of approximately 300 remaining residential properties would be completed in 2026. A record of decision concerning the cleanup is scheduled for May 2025.

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980s, of implementing various remedial measures, including sealing mine portals with concrete plugs in portals that were discharging water.  The sealing program achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 QCB Order, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage, and again extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new 10-year permit will include an order requiring continued implementation of BMP through 2034 to address residual discharges of acid rock drainage.  The Company currently estimates that it will spend between approximately $13.2 million and $14.9 million for remediation at these sites over the next 30 years and has accrued a reserve at the low end of this range.

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

On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the EPA added the Lead Refinery site and surrounding properties to the National Priorities List (NPL).  On July 17, 2009, Lead Refinery received a written notice from the EPA indicating that it may be a PRP under CERCLA due to the release or threat of release of hazardous substances including lead into properties surrounding the Lead Refinery NPL site.  The EPA identified two other PRPs in connection with that matter.  In November 2012, the EPA adopted a remedy for the surrounding properties and in September 2014, the EPA announced that it had entered into a settlement with the two other PRPs whereby they will pay approximately $26.0 million to fund the cleanup of approximately 300 properties surrounding the Lead Refinery NPL site (zones 1 and 3 of operable unit 1) and perform certain remedial action tasks.

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). Subsequent thereto, the Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs then estimated it would cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs.  As of March 29, 2025, the Company has made payments of approximately $7.6 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs. In March 2022, Lead Refinery entered into an administrative settlement agreement and order on consent with the EPA, along with the four other PRPs, which involves payment of certain past and future costs relating to operable unit 1, in exchange for certain releases and contribution protection for the Company, Lead Refinery, and their respective affiliates relating to that operable unit. The settlement became effective in September 2022. The Company reserved $3.3 million for this settlement at the end of 2021.

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

Bonita Peak Mining District

Following an August 2015 spill from the Gold King Mine into the Animas River near Silverton, Colorado, the EPA listed the Bonita Peak Mining District on the NPL.  Said listing was finalized in September 2016.  The Bonita Peak Mining District encompasses 48 mining sites within the Animas River watershed, including the Sunnyside Mine, the American Tunnel, and the Sunbank Group.  On or about July 25, 2017, Washington Mining Company (Washington Mining) (a wholly-owned subsidiary of the Company’s wholly-owned subsidiary, Arava), received a general notice letter from the EPA stating that Washington Mining may be a PRP under CERCLA in connection with the Bonita Peak Mining District site and therefore responsible for the remediation of certain portions of the site, along with related costs incurred by the EPA.  Shortly thereafter, the Company received a substantively identical letter asserting that it may be a PRP at the site and similarly responsible for the cleanup of certain portions of the site.  On or about January 7, 2025, a similar general notice letter from the EPA was received by Mining Remedial Recovery Company (MRRC) (also a wholly-owned subsidiary of Arava), stating that MRRC may be a PRP at the site. Collectively, the general notice letters identify three other PRPs at the site. The U.S. government and State of Colorado have expressed their interest in discussing potential cost recovery claims against Washington Mining, MRRC and/or the Company in early 2025, and ahead of anticipated discussions, tolling agreements have been entered into. At this juncture, however, no specific actions have yet been required and the Company is unable to determine the likelihood of a materially adverse outcome or the amount or range of a potential loss with respect to any litigation (including any enforcement action by the U.S. or any state) or remedial action related to the Bonita Peak Mining District NPL site.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at March 29, 2025 were $28.8 million.

Note 11 – Income Taxes

The Company’s effective tax rate for the first quarter of 2025 was 24 percent compared with 26 percent for the same period last year.  The primary items impacting the effective tax rate for the first quarter of 2025 were increases related to the provision for state income taxes, net of the federal benefit, of $6.8 million and the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $2.1 million. These were partially offset by decreases to other items of $1.9 million.

The items impacting the effective tax rate for the first quarter of 2024 were increases related to the provision for state income taxes, net of the federal benefit, of $5.9 million, the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $1.5 million, and other items of $2.1 million.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions. The statute of limitations is open for the Company’s federal tax return for 2021 and all subsequent years. The statutes of limitations for most state returns are open for 2021 and all subsequent years, and some state and foreign returns are also open for some earlier tax years due to differing statute periods. While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

The international tax framework introduced by the Organisation for Economic Co-operation and Development under its Pillar Two initiative includes a global minimum tax of 15 percent. Legislation adopting these provisions has been enacted in certain jurisdictions where the Company operates and became effective starting in the Company's 2024 fiscal year. The Company has assessed this legislation, and the Pillar Two provisions do not have a material impact on the Company’s income tax expense.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Quarter Ended March 29, 2025
(In thousands)	Cumulative Translation Adjustment	Unrealized (Loss) Gain on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 28, 2024	$(75,926)	$(191)	$(6,282)	$2,120	$(80,279)

Other comprehensive income (loss) before reclassifications	3,715	3,402	2,504	(2,814)	6,807
Amounts reclassified from AOCI	—	(1,356)	(9)	—	(1,365)

Net current-period other comprehensive income (loss)	3,715	2,046	2,495	(2,814)	5,442

Balance as of March 29, 2025	$(72,211)	$1,855	$(3,787)	$(694)	$(74,837)

	For the Quarter Ended March 30, 2024
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 30, 2023	$(48,076)	$213	$(2,630)	$3,272	$(47,221)

Other comprehensive (loss) income before reclassifications	(3,534)	700	82	(1,362)	(4,114)
Amounts reclassified from AOCI	—	(373)	(46)	—	(419)

Net current-period other comprehensive (loss) income	(3,534)	327	36	(1,362)	(4,533)

Balance as of March 30, 2024	$(51,610)	$540	$(2,594)	$1,910	$(51,754)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended
(In thousands)	March 29, 2025	March 30, 2024	Affected line item

Unrealized gains on derivative commodity contracts	$(1,749)	$(393)	Cost of goods sold
	393	20	Income tax expense

	$(1,356)	$(373)	Net of tax and noncontrolling interests

Amortization of net (gain) loss and prior service (credit) cost on employee benefit plans	$(18)	$(65)	Other income, net
	9	19	Income tax expense

	$(9)	$(46)	Net of tax and noncontrolling interests

Note 13 – Insurance Claim

In March 2023, a portion of the Company’s Covington, Tennessee manufacturing operation was damaged by a tornado. The extent of the damage to inventories, production equipment, and building structures is currently being assessed. The total value of the loss, including business interruption, cannot be determined at this time, but is expected to be covered by property and business interruption insurance subject to customary deductibles. Any gain resulting from insurance proceeds for property damage in excess of the net book value of the related property will be recognized in income upon settlement of the claim. In addition, the Company has deferred recognition of direct, identifiable costs associated with this matter. These costs will also be recognized upon settlement of the insurance claim. As of March 29, 2025, the Company has received advances totaling $35.0 million from the insurance company for this claim, of which $25.0 million and $10.0 million were received during 2024 and 2023, respectively. These advances, net of the book value of damaged inventories, equipment, and buildings and direct cleanup and other out of pocket costs totaled $21.1 million, are classified as other current liabilities on the Condensed Consolidated Balance Sheet at March 29, 2025.

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

According to the U.S. Census Bureau, the March 2025 seasonally adjusted annual rate of new housing starts was 1.32 million, compared to the March 2024 rate of 1.30 million. The average 30-year fixed mortgage rate was 6.83 percent for the first quarter of 2025 and 6.72 percent for the year ended December 2024. The private non-residential construction sector includes offices, industrial, health care, and retail projects. According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $757.5 billion in February 2025 compared to the February 2024 rate of $739.3 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first quarters of 2025 and 2024:

	For the Quarter Ended		Percent Change
(In thousands)	March 29, 2025	March 30, 2024	2025 vs. 2024

Net sales	$1,000,165	$849,654	17.7%
Operating income	206,262	183,425	12.5
Net income attributable to Mueller Industries, Inc.	157,432	138,363	13.8

The increase in net sales during the first quarter of 2025 was primarily due to (i) sales of $103.7 million recorded by Nehring, acquired in fiscal June 2024, (ii) higher net selling prices of $66.9 million in our core product lines, primarily copper tube and brass rod, related to the rise in raw material costs, (iii) sales of $16.6 million recorded by Elkhart, acquired in fiscal August 2024, and (iv) an increase in sales of $6.3 million in our non-core product lines. These increases were partially offset by lower unit sales volume of $43.0 million in our core product lines.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarters of 2025 and 2024:

	For the Quarter Ended
(In thousands)	March 29, 2025	March 30, 2024

Cost of goods sold	$728,185	$608,703
Depreciation and amortization	17,123	9,169
Selling, general, and administrative expense	63,060	48,357
Gain on sale of assets	(14,465)	—

Operating expenses	$793,903	$666,229

	For the Quarter Ended
	March 29, 2025	March 30, 2024

Cost of goods sold	72.8%	71.6%
Depreciation and amortization	1.7	1.1
Selling, general, and administrative expense	6.3	5.7
Gain on sale of assets	(1.4)	—

Operating expenses	79.4%	78.4%

Cost of goods sold increased in the first quarter of 2025 primarily due to the increase in raw material costs. Gross margin as a percentage of sales was 27.2 percent compared with 28.4 percent in the prior year quarter. Depreciation and amortization increased during the first quarter of 2025 primarily as a result of incremental expenses associated with the acquisition of Nehring. Selling, general, and administrative expense increased in the first quarter of 2025 primarily as a result of (i) costs of $5.2 million related to a recent product launch, (ii) incremental expenses of $4.3 million associated with Nehring and Elkhart, (iii) higher employment costs, including incentive compensation, of $2.1 million, (iv) higher sales and marketing costs of $1.0 million, and (v) higher repairs and maintenance of $0.9 million. In addition, during the first quarter of 2025 we recognized net gains on the sale of assets of $14.5 million.

Interest expense was consistent with the first quarter of 2024. Interest income decreased during the first quarter of 2025 primarily as a result of lower average cash balances and lower interest rates. During the first quarter of 2025, we recognized unrealized losses on short-term investments of $5.0 million. During the first quarter of 2024, we recognized gains on the sale of short-term investments of $0.4 million. Other income, net, was consistent with the first quarter of 2024.

Our effective tax rate for the first quarter of 2025 was 24 percent compared with 26 percent for the same period last year.  The items impacting the effective tax rate were (i) increases related to the provision for state income taxes, net of the federal benefit, of $6.8 million and (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign items of $2.1 million. These were partially offset by decreases to other items of $1.9 million.

For the first quarter of 2024, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to (i) increases related to the provision for state income taxes, net of the federal benefit, of $5.9 million, (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign items of $1.5 million, and (iii) other items of $2.1 million.

During the first quarters of 2025 and 2024, we recognized net losses of $0.5 million and $8.0 million, respectively, on our investments in unconsolidated affiliates.

Piping Systems Segment

The following table compares summary operating results for the first quarters of 2025 and 2024 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 29, 2025	March 30, 2024	2025 vs. 2024

Net sales	$639,683	$590,168	8.4%
Operating income	158,164	142,680	10.9

The increase in net sales during the first quarter of 2025 was primarily attributable to (i) higher net selling prices in the segment’s core product lines, primarily copper tube, of $54.5 million and (ii) sales of $16.6 million recorded by Elkhart. These increases were partially offset by (i) lower unit sales volume of $20.4 million in the segment’s core product lines and (ii) a decrease in sales of $1.3 million in the segment’s non-core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarters of 2025 and 2024:

	For the Quarter Ended
(In thousands)	March 29, 2025	March 30, 2024

Cost of goods sold	$458,152	$420,941
Depreciation and amortization	5,419	4,560
Selling, general, and administrative expense	32,410	21,987
Gain on sale of assets	(14,462)	—

Operating expenses	$481,519	$447,488

	For the Quarter Ended
	March 29, 2025	March 30, 2024

Cost of goods sold	71.6%	71.3%
Depreciation and amortization	0.8	0.8
Selling, general, and administrative expense	5.1	3.7
Gain on sale of assets	(2.3)	—

Operating expenses	75.2%	75.8%

The increase in cost of goods sold during the first quarter of 2025 was primarily due to the increase in raw material costs.  Gross margin as a percentage of sales was 28.4 percent compared with 28.7 percent in the prior year quarter. Depreciation and amortization was consistent with the first quarter of 2024. Selling, general, and administrative expense increased for the first quarter of 2025 primarily as a result of (i) costs of $5.2 million related to a recent product launch, (ii) higher employment costs, including incentive compensation, of $1.8 million, (iii) incremental expenses of $1.1 million associated with Elkhart, (iv) higher sales and marketing costs of $0.9 million, and (v) higher repairs and maintenance of $0.8 million. In addition, during the first quarter of 2025 the segment recognized net gains on the sale of assets of $14.5 million.

Industrial Metals Segment

The following table compares summary operating results for the first quarters of 2025 and 2024 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 29, 2025	March 30, 2024	2025 vs. 2024

Net sales	$251,913	$156,067	61.4%
Operating income	30,084	24,271	24.0

The increase in net sales during the first quarter of 2025 was primarily due to (i) sales of $103.7 million recorded by Nehring and (ii) higher net selling prices of $12.3 million in the segment’s core product lines, primarily brass rod. These increases were partially offset by lower unit sales volume of $22.6 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarters of 2025 and 2024:

	For the Quarter Ended
(In thousands)	March 29, 2025	March 30, 2024

Cost of goods sold	$207,486	$126,604
Depreciation and amortization	8,356	1,920
Selling, general, and administrative expense	5,987	3,272

Operating expenses	$221,829	$131,796

	For the Quarter Ended
	March 29, 2025	March 30, 2024

Cost of goods sold	82.4%	81.1%
Depreciation and amortization	3.3	1.2
Selling, general, and administrative expense	2.4	2.1

Operating expenses	88.1%	84.4%

The increase in cost of goods sold during the first quarter of 2025 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 17.6 percent compared with 18.9 percent in the prior year quarter. Depreciation and amortization increased during the first quarter of 2025 primarily as a result of incremental expenses associated with the acquisition of Nehring. Selling, general, and administrative expense increased for the first quarter of 2025 primarily as a result of incremental expenses of $2.9 million associated with Nehring.

Climate Segment

The following table compares summary operating results for the first quarters of 2025 and 2024 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 29, 2025	March 30, 2024	2025 vs. 2024

Net sales	$123,107	$116,810	5.4%
Operating income	35,624	32,575	9.4

Sales for the first quarter of 2025 increased primarily as a result of an increase in volume in certain product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarters of 2025 and 2024:

	For the Quarter Ended
(In thousands)	March 29, 2025	March 30, 2024

Cost of goods sold	$78,515	$75,591
Depreciation and amortization	1,692	1,595
Selling, general and administrative expense	7,279	7,049
Gain on sale of assets	(3)	—

Operating expenses	$87,483	$84,235

	For the Quarter Ended
	March 29, 2025	March 30, 2024

Cost of goods sold	63.8%	64.7%
Depreciation and amortization	1.4	1.4
Selling, general and administrative expense	5.9	6.0
Gain on sale of assets	—	—

Operating expenses	71.1%	72.1%

Cost of goods sold increased during the first quarter of 2025 primarily due to factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 36.2 percent compared with 35.3 percent in the prior year quarter. Depreciation and amortization and selling, general, and administrative expense were consistent with the first quarter of 2024.

Liquidity and Capital Resources

The following table presents selected financial information for the first quarters of 2025 and 2024:

(In thousands)	2025	2024

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$(197,156)	$190,585
Short-term investments	21,623	(98,146)
Property, plant, and equipment, net	77	5,352
Goodwill and intangible assets, net	(4,845)	(2,061)
Total debt	(966)	(146)
Working capital, net of cash and current debt	95,610	(86,708)

Net cash provided by operating activities	113,559	173,625
Net cash (used in) provided by investing activities	(23,440)	70,437
Net cash used in financing activities	(287,667)	(52,807)

Cash Flows from Operating Activities

During the quarter ended March 29, 2025, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $159.3 million, (ii) an increase in current liabilities of $57.7 million, and (iii) dividends from unconsolidated affiliates of $2.8 million. There were also increases due to non-cash adjustments primarily consisting of (i) depreciation and amortization of $17.1 million, (ii) stock-based compensation expense of $6.2 million, and (iii) unrealized losses on short-term investments of $5.0 million. These increases were partially offset by (i) an increase in accounts receivable of $101.5 million, (ii) an increase in inventories of $18.5 million, and (iii) gains on the sale of properties of $14.5 million.

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

Cash Flows from Investing Activities

The major components of net cash used in investing activities during the quarter ended March 29, 2025 included (i) the purchase of short-term investments of $26.6 million and (ii) capital expenditures of $16.6 million. These uses were partially offset by proceeds from the sale of assets of $19.7 million.

The major components of net cash provided by investing activities during the quarter ended March 30, 2024 included (i) proceeds from the sale of securities of $96.5 million and (ii) proceeds from the sale of properties of $2.9 million. These sources were partially offset by (i) capital expenditures of $16.4 million and (ii) the issuance of notes receivable of $12.5 million.

Cash Flows from Financing Activities

For the quarter ended March 29, 2025, net cash used in financing activities consisted primarily of (i) $243.6 million used to repurchase common stock of the Company, (ii) $27.3 million used for the payment of regular quarterly dividends to stockholders of the Company, (iii) $12.2 million used for the payment of dividends to noncontrolling interests, and (iv) $4.5 million net cash used to settle stock-based awards.

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

As of March 29, 2025, we had $830.1 million of cash on hand and $371.2 million available to be drawn under the Credit Agreement. Our current ratio was 4.3 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $0.3 million during the first quarter of 2025.  We expect to spend approximately $3.2 million over the next twelve months for ongoing environmental remediation activities.

The Company declared a quarterly cash dividend of 25.0 cents and 20.0 cents per common share during the first quarters of 2025 and 2024, respectively.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of March 29, 2025, the Company’s total debt was $0.1 million or less than one percent of its total capitalization.

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures March 31, 2026.  There were no borrowings outstanding under the Credit Agreement as of March 29, 2025. The Credit Agreement backed approximately $28.8 million in letters of credit at the end of the first quarter of 2025.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of March 29, 2025, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until July 2026, the authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 29, 2025, the Company has repurchased approximately 19.0 million shares under this authorization.  See Part II., Item 2. below for information about the Company’s share repurchases during the quarter ended March 29, 2025.

Contractual Cash Obligations

There have been no significant changes in our contractual cash obligations reported at December 28, 2024.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At March 29, 2025, we held open futures contracts to purchase approximately $11.3 million of copper over the next nine months related to fixed-price sales orders and to sell approximately $108.6 million of copper over the next nine months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of March 29, 2025, we held no open futures contracts to purchase natural gas.

Interest Rates

At March 29, 2025, we had no variable-rate debt and $28.8 million in letters of credit outstanding.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on the Secured Overnight Financing Rate (SOFR).

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At March 29, 2025, we had open forward contracts with a financial institution to sell approximately 5.2 million euros, 21.3 million Swedish kronor, and 9.7 million Norwegian kroner through July 2025.

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political, and technological factors, among others, which could cause actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  In addition to those factors discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 28, 2024, such factors include: (i) the current and projected future business environment, including interest rates capital and consumer spending; (ii) the domestic housing and commercial construction industry environment; (iii) availability and price fluctuations in commodities (including copper, natural gas, and other raw materials); (iv) competitive factors and competitor responses to the Company’s initiatives; (v) stability of government laws and regulations, including taxes; (vi) the impact of enhanced U.S. tariffs, import/export restrictions or other trade barriers on global economic conditions, financial markets and our business; (vii) availability of financing; and (viii) continuation of the environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of March 29, 2025.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 29, 2025 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 29, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The Company is exposed to risk as it operates its businesses.  To provide a framework to understand the operating environment of the Company, we have provided a brief explanation of the more significant risks associated with our businesses in our 2024 Annual Report on Form 10-K.  Except as set forth below, there have been no material changes in risk factors that were previously disclosed in our 2024 Annual Report on Form 10-K. Additionally, the operating results of the Company’s unconsolidated affiliates may be adversely affected by unfavorable economic and market conditions.

Enhanced U.S. tariffs, import/export restrictions or other trade barriers may have a negative effect on global economic conditions, financial markets and our business.

There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, tariffs and taxes. Current or future tariffs imposed by the U.S. may negatively impact our customers’ businesses, thereby causing an indirect negative impact on our sales. For example, in early 2025, the U.S. presidential administration threatened or imposed tariffs on imports from various countries, including China, Mexico, and Canada. In response, some of these countries threatened or announced tariffs on imports from the U.S. The extent to which these threats will be enacted and the duration for which enacted tariffs will be in place remain uncertain and could lead to economic decline, which could negatively impact demand for our products and adversely affect our results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2026, the authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 29, 2025, the Company had repurchased approximately 19.0 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended March 29, 2025.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

December 29, 2024 - January 25, 2025	17,925	$17.54	—	24,075,033
January 26, 2025 - February 22, 2025	696,490	$80.01	691,767	23,383,266
February 23, 2025 - March 29, 2025	2,445,541	$79.14	2,353,071	21,030,195
Total	3,159,956		3,044,838
(1) Includes shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting and shares purchased as part of a publicly announced plan. Also includes shares resulting from restricted stock forfeitures at the average cost of treasury stock.
(2) Shares available to be purchased under the Company’s 40 million share repurchase authorization until July 2026. The extension of the authorization was announced on October 23, 2024.

Item 5.  Other Information

During the quarter ended March 29, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
April 23, 2025	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
April 23, 2025	Anthony J. Steinriede
Date	Vice President – Corporate Controller