Form 10-Q
period 2025-06-28
MUELLER INDUSTRIES INC
filed 2025-07-23
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of July 18, 2025 was 110,700,752.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 28, 2025

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands, except per share data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Net sales	$1,138,173	$997,745	$2,138,338	$1,847,399

Cost of goods sold	785,194	724,990	1,513,379	1,333,693
Depreciation and amortization	17,905	10,018	35,028	19,187
Selling, general, and administrative expense	67,521	52,731	130,581	101,088
Gain on disposal of assets, net	(337)	—	(14,802)	—
Gain on insurance proceeds	(36,278)	—	(36,278)	—

Operating income	304,168	210,006	510,430	393,431

Interest expense	(17)	(107)	(42)	(222)
Interest income	8,222	14,383	18,123	31,628
Realized and unrealized gains on short-term investments	13,212	—	8,202	365
Other expense, net	(1,142)	(1,356)	(1,050)	(726)

Income before income taxes	324,443	222,926	535,663	424,476

Income tax expense	(78,857)	(58,384)	(130,332)	(110,218)
Income (loss) from unconsolidated affiliates, net of foreign tax	2,897	(1,095)	2,439	(9,102)

Consolidated net income	248,483	163,447	407,770	305,156
Net income attributable to noncontrolling interests	(2,559)	(3,282)	(4,414)	(6,628)

Net income attributable to Mueller Industries, Inc.	$245,924	$160,165	$403,356	$298,528

Weighted average shares for basic earnings per share	108,746	111,216	109,742	111,316
Effect of dilutive stock-based awards	2,196	2,763	2,265	2,746

Adjusted weighted average shares for diluted earnings per share	110,942	113,979	112,007	114,062

Basic earnings per share	$2.26	$1.44	$3.68	$2.68

Diluted earnings per share	$2.22	$1.41	$3.60	$2.62

Dividends per share	$0.25	$0.20	$0.50	$0.40

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Consolidated net income	$248,483	$163,447	$407,770	$305,156

Other comprehensive income (loss), net of tax:
Foreign currency translation	24,100	(7,871)	27,019	(12,026)
Net change with respect to derivative instruments and hedging activities, net of tax of $384, $214, $(210), and $121	(1,331)	(746)	715	(419)
Net change in pension and postretirement obligation adjustments, net of tax of $114, $38, $(708), and $21	(286)	(93)	2,209	(57)
Attributable to unconsolidated affiliates, net of tax of $(604), $65, $213, and $460	2,081	(221)	(733)	(1,583)

Total other comprehensive income (loss), net	24,564	(8,931)	29,210	(14,085)

Consolidated comprehensive income	273,047	154,516	436,980	291,071
Comprehensive income attributable to noncontrolling interests	(3,401)	(2,759)	(4,460)	(5,484)

Comprehensive income attributable to Mueller Industries, Inc.	$269,646	$151,757	$432,520	$285,587

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	June 28, 2025	December 28, 2024

Assets

Current assets:
Cash and cash equivalents	$1,001,769	$1,037,229
Short-term investments	56,709	21,874
Accounts receivable, less allowance for doubtful accounts of $2,931 in 2025 and $3,724 in 2024	592,564	450,113
Inventories	511,725	462,279
Other current assets	51,367	40,734

Total current assets	2,214,134	2,012,229

Property, plant, and equipment, net	532,970	515,131
Operating lease right-of-use assets	30,522	32,702
Goodwill, net	298,366	311,165
Intangible assets, net	297,536	306,357
Investments in unconsolidated affiliates	84,095	88,037
Other assets	29,819	25,285

Total assets	$3,487,442	$3,290,906

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	June 28, 2025	December 28, 2024

Liabilities

Current liabilities:
Current portion of debt	$74	$1,094
Accounts payable	212,476	173,743
Accrued wages and other employee costs	45,283	60,136
Current portion of operating lease liabilities	8,393	8,117
Other current liabilities	189,739	154,897

Total current liabilities	455,965	397,987

Long-term debt, less current portion	—	—
Pension liabilities	229	3,059
Postretirement benefits other than pensions	8,510	8,140
Environmental reserves	15,156	15,423
Deferred income taxes	32,212	25,742
Noncurrent operating lease liabilities	22,461	24,547
Other noncurrent liabilities	12,286	11,600

Total liabilities	546,819	486,498

Equity

Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 250,000,000; issued 160,366,008; outstanding 110,693,369 in 2025 and 113,751,127 in 2024	1,604	1,604
Additional paid-in capital	344,906	330,532
Retained earnings	3,455,935	3,107,838
Accumulated other comprehensive loss	(51,115)	(80,279)
Treasury common stock, at cost	(834,770)	(586,530)

Total Mueller Industries, Inc. stockholders' equity	2,916,560	2,773,165
Noncontrolling interests	24,063	31,243

Total equity	2,940,623	2,804,408

Commitments and contingencies	—	—

Total liabilities and equity	$3,487,442	$3,290,906
See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
(In thousands)	June 28, 2025	June 29, 2024

Cash flows from operating activities
Consolidated net income	$407,770	$305,156
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	35,028	19,349
Stock-based compensation expense	13,940	13,476
Provision for doubtful accounts receivable	73	(67)
(Income) loss from unconsolidated affiliates	(2,439)	9,102
Dividends from unconsolidated affiliates	2,812	3,541
Insurance proceeds - noncapital related	12,345	15,000
Gain on disposals of properties	(14,802)	(1,286)
Unrealized gains on short-term investments	(8,202)	—
Gain on sales of securities	—	(365)
Gain on insurance proceeds	(36,278)	—
Deferred income tax expense (benefit)	4,420	(1,509)
Changes in assets and liabilities, net of effects of businesses acquired:
Receivables	(134,535)	(132,012)
Inventories	(41,190)	6,706
Other assets	(4,371)	8,511
Current liabilities	72,259	30,276
Other liabilities	(2,420)	(2,375)
Other, net	(249)	872

Net cash provided by operating activities	$304,161	$274,375

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
(In thousands)	June 28, 2025	June 29, 2024

Cash flows from investing activities
Capital expenditures	$(30,691)	$(25,603)
Acquisition of businesses, net of cash acquired	—	(566,577)
Investments in unconsolidated affiliates	—	(8,700)
Insurance proceeds - capital related	2,655	—
Purchase of short-term investments	(26,633)	—
Purchase of long-term investments	(552)	(7,976)
Proceeds from the sale of securities	—	96,465
Issuance of notes receivable with unconsolidated affiliates	—	(3,800)
Proceeds from sales of assets	21,135	3,976
Investment received from noncontrolling interests	600	—

Net cash used in investing activities	$(33,486)	$(512,215)

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	$(54,398)	$(44,488)
Dividends paid to noncontrolling interests	(12,240)	—
Repurchase of common stock	(243,615)	(42,994)
Repayments of debt	(111)	(111)
Issuance of debt by consolidated joint ventures, net	—	11
Net cash used to settle stock-based awards	(4,189)	(2,002)

Net cash used in financing activities	$(314,553)	$(89,584)

Effect of exchange rate changes on cash	11,718	(4,784)

Decrease in cash, cash equivalents, and restricted cash	(32,160)	(332,208)
Cash, cash equivalents, and restricted cash at the beginning of the period	1,038,895	1,174,223

Cash, cash equivalents, and restricted cash at the end of the period	$1,006,735	$842,015

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Common stock:
Balance at beginning of period	$1,604	$1,604	$1,604	$1,604

Balance at end of period	$1,604	$1,604	$1,604	$1,604

Additional paid-in capital:
Balance at beginning of period	$337,445	$318,684	$330,532	$312,171
(Issuance) acquisition of shares under incentive stock option plans	(78)	61	685	343
Stock-based compensation expense	7,790	7,245	13,940	13,476
Issuance of restricted stock	(251)	(227)	(251)	(227)

Balance at end of period	$344,906	$325,763	$344,906	$325,763

Retained earnings:
Balance at beginning of period	$3,237,627	$2,709,950	$3,107,838	$2,594,300
Net income attributable to Mueller Industries, Inc.	245,924	160,165	403,356	298,528
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(27,616)	(22,695)	(55,259)	(45,408)

Balance at end of period	$3,455,935	$2,847,420	$3,455,935	$2,847,420

Accumulated other comprehensive loss:
Balance at beginning of period	$(74,837)	$(51,754)	$(80,279)	$(47,221)
Total other comprehensive income (loss) attributable to Mueller Industries, Inc.	23,722	(8,408)	29,164	(12,941)

Balance at end of period	$(51,115)	$(60,162)	$(51,115)	$(60,162)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Treasury stock:
Balance at beginning of period	$(835,402)	$(554,110)	$(586,530)	$(523,409)
Issuance (acquisition) of shares under incentive stock option plans	381	425	(4,876)	(2,346)
Repurchase of common stock	—	(15,064)	(243,615)	(42,994)
Issuance of restricted stock	251	227	251	227

Balance at end of period	$(834,770)	$(568,522)	$(834,770)	$(568,522)

Noncontrolling interests:
Balance at beginning of period	$20,662	$23,996	$31,243	$21,271
Investment in Joining Systems JV	—	—	600	—
Dividends paid to noncontrolling interests	—	—	(12,240)	—
Net income attributable to noncontrolling interests	2,559	3,282	4,414	6,628
Foreign currency translation	842	(523)	46	(1,144)

Balance at end of period	$24,063	$26,755	$24,063	$26,755

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

The provisional fair value of the assets acquired totaled $49.7 million, consisting primarily of property, plant, and equipment of $19.8 million, inventories of $18.7 million, accounts receivable of $10.8 million, and other current assets of $0.4 million. The fair value of the liabilities assumed totaled $12.7 million, consisting primarily of other current liabilities of $6.8 million and accounts payable of $5.9 million. Of the remaining purchase price, $0.6 million was allocated to tax-deductible goodwill and $0.6 million was allocated to trade name intangible assets. The purchase price allocation is provisional as of June 28, 2025 and subject to change upon the evaluation of pending tax matters and contingencies during the measurement period. Changes to the purchase price allocation from the amounts presented in the Company’s Q1 2025 Quarterly Report on Form 10-Q included the valuation of property, plant, and equipment and intangible assets. These changes resulted in a net decrease to goodwill of $14.5 million.

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

	For the Quarter Ended	For the Six Months Ended
(In thousands, except per share data)	June 29, 2024

Net sales	$1,048,353	$1,981,861
Net income attributable to Mueller Industries, Inc.	159,922	299,557

Basic earnings per share	$1.44	$2.69
Diluted earnings per share	1.40	2.63

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

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended June 28, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$615,352	$—	$—	$615,352
Brass rod, forgings, wire and cable	—	233,756	—	233,756
OEM components, tube and assemblies	—	20,723	37,381	58,104
Valves and plumbing specialties	128,123	—	—	128,123
Flex duct and other HVAC components	—	—	100,134	100,134
Other	—	16,119	—	16,119

	743,475	270,598	137,515	1,151,588

Intersegment sales				(13,415)

Net sales				$1,138,173

	For the Quarter Ended June 29, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$568,849	$—	$—	$568,849
Brass rod, forgings, wire and cable	—	162,296	—	162,296
OEM components, tube and assemblies	—	20,418	30,569	50,987
Valves and plumbing specialties	119,620	—	—	119,620
Flex duct and other HVAC components	—	—	99,963	99,963
Other	—	12,627	—	12,627

	688,469	195,341	130,532	1,014,342

Intersegment sales				(16,597)

Net sales				$997,745

Disaggregation of revenue from contracts with customers (continued):

	For the Six Months Ended June 28, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,141,148	$—	$—	$1,141,148
Brass rod, forgings, wire and cable	—	453,037	—	453,037
OEM components, tube & assemblies	—	38,938	68,641	107,579
Valves and plumbing specialties	242,010	—	—	242,010
Flex duct and other HVAC components	—	—	191,981	191,981
Other	—	30,536	—	30,536

	1,383,158	522,511	260,622	2,166,291

Intersegment sales				(27,953)

Net sales				$2,138,338

	For the Six Months Ended June 29, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	1,047,325	—	—	1,047,325
Brass rod, forgings, wire and cable	—	286,355	—	286,355
OEM components, tube & assemblies	—	39,375	60,586	99,961
Valves and plumbing specialties	231,312	—	—	231,312
Flex duct and other HVAC components	—	—	186,756	186,756
Other	—	25,678	—	25,678

	1,278,637	351,408	247,342	1,877,387

Intersegment sales				(29,988)

Net sales				$1,847,399

Summarized segment information is as follows:

	For the Quarter Ended June 28, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$735,194	$265,808	$137,171	$1,138,173
Internal net sales	8,281	4,790	344	13,415

	743,475	270,598	137,515	1,151,588

Reconciliation of net sales:
Elimination of intersegment net sales				(13,415)

Total net sales				1,138,173

Less: (1)
Manufacturing costs (2)	495,170	230,058	85,967	811,195
Sales and marketing expense	8,053	1,336	3,661	13,050
Distribution expense	11,370	742	550	12,662
Other segment items (3)	(21,414)	7,852	4,709	(8,853)

Segment operating income	250,296	30,610	42,628	323,534

Reconciliation of segment operating income:
Corporate expenses				(19,366)
Interest expense				(17)
Interest income				8,222
Unrealized gains on short-term investments				13,212
Other expense, net				(1,142)

Income before income taxes				$324,443

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(2) Manufacturing costs include material, manufacturing conversion costs, and freight.
(3) Other segment items include administrative employee compensation expense, professional fees, foreign currency exchange gains/losses, other overhead costs, and other items such as gains/losses on sale of assets, impairment charges, and gains on insurance proceeds (as applicable).

Segment information (continued):

	For the Quarter Ended June 29, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$676,684	$190,872	$130,189	$997,745
Internal net sales	11,785	4,469	343	16,597

	688,469	195,341	130,532	1,014,342

Reconciliation of net sales:
Elimination of intersegment net sales				(16,597)

Total net sales				997,745

Less: (1)
Manufacturing costs (2)	504,774	161,488	83,725	749,987
Sales and marketing expense	6,620	801	3,729	11,150
Distribution expense	9,746	572	501	10,819
Other segment items (3)	5,071	2,787	3,584	11,442

Segment operating income	162,258	29,693	38,993	230,944

Reconciliation of segment operating income:
Corporate expenses				(20,938)
Interest expense				(107)
Interest income				14,383
Other expense, net				(1,356)

Income before income taxes				$222,926

Segment information (continued):

	For the Six Months Ended June 28, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$1,364,553	$513,598	$260,187	$2,138,338
Internal net sales	18,605	8,913	435	27,953

	1,383,158	522,511	260,622	2,166,291

Reconciliation of net sales:
Elimination of intersegment net sales				(27,953)

Total net sales				2,138,338

Less:
Manufacturing costs	957,635	441,799	165,963	1,565,397
Sales and marketing expense	16,307	2,560	6,970	25,837
Distribution expense	22,524	1,446	1,022	24,992
Other segment items	(21,768)	16,012	8,415	2,659

Segment operating income	408,460	60,694	78,252	547,406

Reconciliation of segment operating income:
Corporate expenses				(36,976)
Interest expense				(42)
Interest income				18,123
Unrealized gains on short-term investments				8,202
Other expense, net				(1,050)

Income before income taxes				$535,663

Segment information (continued):

	For the Six Months Ended June 29, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$1,256,549	$344,023	$246,827	$1,847,399
Internal net sales	22,088	7,385	515	29,988

	1,278,637	351,408	247,342	1,877,387

Reconciliation of net sales:
Elimination of intersegment net sales				(29,988)

Total net sales				1,847,399

Less:
Manufacturing costs	929,300	289,857	160,700	1,379,857
Sales and marketing expense	12,926	1,521	7,082	21,529
Distribution expense	18,996	1,155	974	21,125
Other segment items	12,477	4,911	7,018	24,406

Segment operating income	304,938	53,964	71,568	430,470

Reconciliation of segment operating income:
Corporate expenses				(37,039)
Interest expense				(222)
Interest income				31,628
Realized gains on short-term investments				365
Other expense, net				(726)

Income before income taxes				$424,476

Other segment disclosures:

	For the Quarter Ended June 28, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization (4)	$6,071	$8,446	$1,726	$1,662	$17,905
(Gain) loss on disposal on sale of assets, net	(1,347)	(3)	1,013	—	(337)
Gain on insurance proceeds	(36,278)	—	—	—	(36,278)
Expenditures for long-lived assets (including those resulting from business acquisitions)	4,629	8,446	1,024	—	14,099
Segment assets	1,301,336	864,235	270,291	1,051,580	3,487,442

(4) The amount of depreciation and amortization disclosed by reportable segment is included within the other segment expense captions, such as manufacturing costs or other segment items.

Other segment disclosures (continued):

	For the Quarter Ended June 29, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization (4)	$4,932	$2,368	$1,646	$1,072	$10,018
Expenditures for long-lived assets (including those resulting from business acquisitions)	3,853	102,828	1,349	(14)	108,016
Segment assets	1,112,550	821,011	275,872	856,752	3,066,185

	For the Six Months Ended June 28, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization	$11,490	$16,802	$3,418	$3,318	$35,028
(Gain) loss on disposal of assets, net	(15,809)	(3)	1,010	—	$(14,802)
Gain on insurance proceeds	(36,278)	—	—	—	(36,278)
Expenditures for long-lived assets (including those resulting from business acquisitions)	12,023	16,231	2,437	—	30,691

	For the Six Months Ended June 29, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization	$9,492	$4,288	$3,241	$2,166	$19,187
Expenditures for long-lived assets (including those resulting from business acquisitions)	10,582	103,889	4,764	5,187	124,422

Note 5 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	June 28, 2025	December 28, 2024

Cash & cash equivalents	$1,001,769	$1,037,229
Restricted cash included within other current assets	4,864	1,564
Restricted cash included within other assets	102	102

Total cash, cash equivalents, and restricted cash	$1,006,735	$1,038,895

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 6 – Inventories

(In thousands)	June 28, 2025	December 28, 2024

Raw materials and supplies	$153,834	$147,964
Work-in-process	85,567	74,684
Finished goods	283,770	251,447
Valuation reserves	(11,446)	(11,816)

Inventories	$511,725	$462,279

Note 7 – Financial Instruments

Short-Term Investments

The fair value of short-term investments at June 28, 2025 and December 28, 2024, consisting of marketable securities, approximates the carrying value on that date. These marketable securities are stated at fair value and classified as level 1 within the fair value hierarchy. This classification is defined as a fair value determined using observable inputs that reflect quoted prices in active markets for identical assets.

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

At June 28, 2025, the Company held open futures contracts to purchase approximately $3.3 million of copper over the next nine months related to fixed price sales orders.  The fair value of those futures contracts was a $0.5 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the

Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At June 28, 2025, this amount was approximately $0.4 million of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At June 28, 2025, the Company held $50.9 million open futures contracts to sell copper over the next six months related to copper inventory.  The fair value of those futures contracts was a $1.2 million net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	June 28, 2025	December 28, 2024	Balance Sheet Location	June 28, 2025	December 28, 2024

Commodity contracts - gains	Other current assets	$485	$235	Other current liabilities	$—	$42
Commodity contracts - losses	Other current assets	—	(62)	Other current liabilities	(1,236)	(405)

Total derivatives (1)		$485	$173		$(1,236)	$(363)
(1) Does not include the impact of cash collateral provided to counterparties.

The following tables summarize the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended		For the Six Months Ended
(In thousands)	Location	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Undesignated derivatives:
Gain (loss) on commodity contracts (nonqualifying)	Cost of goods sold	$6,889	$(7,146)	$736	$(6,658)

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended June 28, 2025
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(329)	Cost of goods sold	$(1,012)
Other	10	Other	—

Total	$(319)	Total	$(1,012)

Amounts recognized in and reclassified from AOCI (continued):

	For the Quarter Ended June 29, 2024
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$462	Cost of goods sold	$(1,197)
Other	(11)	Other	—

Total	$451	Total	$(1,197)

	For the Six Months Ended June 28, 2025
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$3,072	Cost of goods sold	$(2,368)
Other	11	Other	—

Total	$3,083	Total	$(2,368)

	For the Six Months Ended June 29, 2024
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$1,129	Cost of goods sold	$(1,570)
Other	22	Other	—

Total	$1,151	Total	$(1,570)

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At June 28, 2025 and December 28, 2024, the Company had recorded restricted cash in other current assets of $4.7 million and $1.4 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

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

The Company’s net income from unconsolidated affiliates, net of foreign tax, for the quarter ended June 28, 2025 included income of $0.2 million for Tecumseh. The Company’s net loss from unconsolidated affiliates, net of foreign tax, for the quarter ended June 29, 2024 included losses of $4.0 million for Tecumseh.

The Company’s net income from unconsolidated affiliates, net of foreign tax, for the six months ended June 28, 2025 included losses of $2.5 million for Tecumseh. The Company’s net loss from unconsolidated affiliates, net of foreign tax, for the six months ended June 29, 2024 included losses of $14.3 million for Tecumseh.

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

The Company’s net income from unconsolidated affiliates, net of foreign tax, for the quarter ended June 28, 2025 included income of $2.7 million for the retail distribution business. The Company’s net loss from unconsolidated affiliates, net of foreign tax, for the quarter ended June 29, 2024 included income of $2.9 million for the retail distribution business.

The Company’s net income from unconsolidated affiliates, net of foreign tax, for the six months ended June 28, 2025 included income of $4.9 million for the retail distribution business. The Company’s net loss from unconsolidated affiliates, net of foreign tax, for the six months ended June 29, 2024 included income of $5.2 million for the retail distribution business.

Note 9 – Benefit Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Pension benefits:
Interest cost	$612	$582	$1,223	$1,163
Expected return on plan assets	(553)	(604)	(1,107)	(1,208)
Amortization of net loss	82	33	164	66

Net periodic benefit cost	$141	$11	$280	$21

Other benefits:
Service cost	$47	$55	$93	$109
Interest cost	123	130	246	261
Amortization of prior service credit	(1)	—	(1)	(1)
Amortization of net gain	(104)	(100)	(204)	(197)

Net periodic benefit cost	$65	$85	$134	$172

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

Lanyon. With respect to the Lanyon Site, in 2016, the Company received a general notice letter from the United States Environmental Protection Agency (EPA) asserting that the Company is a PRP, which the Company has denied.  The EPA issued an interim record of decision in 2017 and has been remediating properties at the site. Approximately 1,371 properties were to be remediated. In August 2023, the EPA issued a five-year review indicating that the cleanup of approximately 300 remaining residential properties would be completed in 2026. A record of decision concerning the cleanup is scheduled for a future date.

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). Subsequent thereto, the Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs then estimated it would cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs.  As of June 28, 2025, the Company has made payments of approximately $7.6 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs. In March 2022, Lead Refinery entered into an administrative settlement agreement and order on consent with the EPA, along with the four other PRPs, which involves payment of certain past and future costs relating to operable unit 1, in exchange for certain releases and contribution protection for the Company, Lead Refinery, and their respective affiliates relating to that operable unit. The settlement became effective in September 2022. The Company reserved $3.3 million for this settlement at the end of 2021.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at June 28, 2025 were $28.8 million.

Note 11 – Income Taxes

The Company’s effective tax rate for the second quarter of 2025 was 24 percent compared with 26 percent for the same period last year.  The primary item impacting the effective tax rate for the second quarter of 2025 was an increase related to the provision for state income taxes, net of the federal benefit, of $10.1 million.

The items impacting the effective tax rate for the second quarter of 2024 were increases related to the provision for state income taxes, net of the federal benefit, of $6.1 million, the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $2.3 million, and other items of $3.2 million.

The Company’s effective tax rate for the first half of 2025 was 24 percent compared with 26 percent for the same period last year. The items impacting the effective tax rate for the first half of 2025 were increases related to the provision for state income taxes, net of the federal benefit, of $16.9 million and the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $2.5 million. These were partially offset by other adjustments of $1.5 million.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Six Months Ended June 28, 2025
(In thousands)	Cumulative Translation Adjustment	Unrealized (Loss) Gain on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 28, 2024	$(75,926)	$(191)	$(6,282)	$2,120	$(80,279)

Other comprehensive income (loss) before reclassifications	26,973	3,083	2,229	(733)	31,552
Amounts reclassified from AOCI	—	(2,368)	(20)	—	(2,388)

Net current-period other comprehensive income (loss)	26,973	715	2,209	(733)	29,164

Balance as of June 28, 2025	$(48,953)	$524	$(4,073)	$1,387	$(51,115)

	For the Six Months Ended June 29, 2024
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 30, 2023	$(48,076)	$213	$(2,630)	$3,272	$(47,221)

Other comprehensive (loss) income before reclassifications	(10,882)	1,151	37	(1,583)	(11,277)
Amounts reclassified from AOCI	—	(1,570)	(94)	—	(1,664)

Net current-period other comprehensive loss	(10,882)	(419)	(57)	(1,583)	(12,941)

Balance as of June 29, 2024	$(58,958)	$(206)	$(2,687)	$1,689	$(60,162)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024	Affected line item

Unrealized gains on derivative commodity contracts	$(1,306)	$(1,531)	$(3,055)	$(2,014)	Cost of goods sold
	294	334	687	444	Income tax expense

	$(1,012)	$(1,197)	$(2,368)	$(1,570)	Net of tax and noncontrolling interests

Amortization of net (gain) loss and prior service (credit) cost on employee benefit plans	$(23)	$(67)	$(41)	$(132)	Other expense, net
	12	19	21	38	Income tax expense

	$(11)	$(48)	$(20)	$(94)	Net of tax and noncontrolling interests

Note 13 – Insurance Claim

In March 2023, a portion of the Company’s Covington, Tennessee manufacturing operation was damaged by a tornado. Certain inventories, production equipment, and building structures were extensively damaged. To date, $50.0 million of insurance proceeds have been received, including $15.0 million received in 2025. During the second quarter of 2025, the Company recorded a pre-tax gain of $36.3 million, or 25 cents per diluted share after tax, for the excess of insurance proceeds received over the losses incurred for damaged inventories, equipment, and buildings, as there is no expectation of repayment regarding the proceeds received to date and any additional costs associated with the event are expected to be minimal. The claim is not yet fully settled, and additional insurance recovery amounts are expected to be recorded in the future.

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

According to the U.S. Census Bureau, the June 2025 seasonally adjusted annual rate of new housing starts was 1.32 million, compared to the June 2024 rate of 1.33 million. The average 30-year fixed mortgage rate was 6.81 percent for the first half of 2025 and 6.72 percent for the year ended December 2024. The private non-residential construction sector includes offices, industrial, health care, and retail projects. According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $737.7 billion in May 2025 compared to the May 2024 rate of $767.2 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first half of 2025 and 2024:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 28, 2025	June 29, 2024	2025 vs. 2024	June 28, 2025	June 29, 2024	2025 vs. 2024

Net sales	$1,138,173	$997,745	14.1%	$2,138,338	$1,847,399	15.7%
Operating income	304,168	210,006	44.8	510,430	393,431	29.7
Net income attributable to Mueller Industries, Inc.	245,924	160,165	53.5	403,356	298,528	35.1

The increase in net sales during the second quarter of 2025 was primarily due to (i) incremental sales of $84.3 million recorded by Nehring, acquired in fiscal June 2024, (ii) higher net selling prices of $77.8 million in our core product lines, primarily copper tube, related to the rise in raw material costs, (iii) an increase in sales of $16.7 million in our non-core product lines, and (iv) sales of $14.2 million recorded by Elkhart, acquired in fiscal August 2024. These increases were partially offset by lower unit sales volume of $52.6 million in our core product lines, primarily copper tube and brass rod.

The increase in net sales during the first half of 2025 was primarily due to (i) incremental sales of $188.1 million recorded by Nehring, (ii) higher net selling prices of $144.7 million in our core product lines, (iii) sales of $30.9 million recorded by Elkhart, and (iv) an increase in sales of $22.9 million in our non-core product lines. These increases were partially offset by lower unit sales volume of $95.6 million in our core product lines.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2025 and 2024:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Cost of goods sold	$785,194	$724,990	$1,513,379	$1,333,693
Depreciation and amortization	17,905	10,018	35,028	19,187
Selling, general, and administrative expense	67,521	52,731	130,581	101,088
Gain on disposal of assets, net	(337)	—	(14,802)	—
Gain on insurance proceeds	(36,278)	—	(36,278)	—

Operating expenses	$834,005	$787,739	$1,627,908	$1,453,968

	For the Quarter Ended		For the Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Cost of goods sold	69.0%	72.7%	70.8%	72.2%
Depreciation and amortization	1.6	1.0	1.6	1.0
Selling, general, and administrative expense	5.9	5.3	6.1	5.5
Gain on disposal of assets, net	—	—	(0.7)	—
Gain on insurance proceeds	(3.2)	—	(1.7)	—

Operating expenses	73.3%	79.0%	76.1%	78.7%

Q2 2025 compared to Q2 2024

Cost of goods sold increased in the second quarter of 2025 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 31.0 percent compared with 27.3 percent in the prior year quarter. Depreciation and amortization increased during the second quarter of 2025 primarily as a result of incremental expenses associated with the acquisitions of Nehring and Elkhart. Selling, general, and administrative expense increased in the second quarter of 2025 primarily as a result of (i) higher foreign currency transaction losses of $5.0 million, (ii) higher employment costs, including incentive compensation, of $4.8 million, (iii) incremental expenses of $3.0 million associated with Nehring and Elkhart, and (iv) costs of $2.5 million related to a recent product launch. In addition, during the second quarter of 2025, the Company recognized a gain of $36.3 million for the excess of insurance proceeds received over the losses incurred related to the March 2023 tornado at our Covington, Tennessee manufacturing operation.

Interest expense was consistent with the second quarter of 2024. Interest income decreased during the second quarter of 2025 primarily as a result of lower average cash balances and lower interest rates. During the second quarter of 2025, we recognized unrealized gains on short-term investments of $13.2 million. Other expense, net, was consistent with the second quarter of 2024.

Our effective tax rate for the second quarter of 2025 was 24 percent compared with 26 percent for the same period last year.  The primary item impacting the effective tax rate was an increase related to the provision for state income taxes, net of the federal benefit, of $10.1 million.

For the second quarter of 2024, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to (i) increases related to the provision for state income taxes, net of the federal benefit, of $6.1 million, (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign items of $2.3 million, and (iii) other items of $3.2 million.

During the second quarters of 2025 and 2024, we recognized net income of $2.9 million and net losses of $1.1 million, respectively, on our investments in unconsolidated affiliates.

YTD 2025 compared to YTD 2024

Cost of goods sold increased in the first half of 2025 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 29.2 percent compared with 27.8 percent in the prior year. Depreciation and amortization increased in the first half of 2025 as a result of incremental expenses associated with the acquisitions of Nehring and Elkhart. Selling, general, and administrative expense increased in the first half of 2025 primarily as a result of (i) costs of $7.7 million related to a recent product launch, (ii) incremental expenses of $7.3 million associated with the acquisitions of Nehring and Elkhart, (iii) higher employment costs, including incentive compensation, of $6.8 million, (iv) higher foreign currency transaction losses of $5.2 million, (v) higher sales and marketing costs of $1.5 million, and (vi) higher repairs and maintenance of $1.0 million. In addition, during the first half of 2025 we recognized net gains on the disposal of assets of $14.8 million and a gain of $36.3 million for the excess of insurance proceeds received over the losses incurred related to the March 2023 tornado at our Covington, Tennessee manufacturing operation.

Interest expense was consistent with the first half of 2024. Interest income decreased during the first half of 2025 primarily as a result of lower average cash balances and lower interest rates. During the first half of 2025, we recognized unrealized gains on short-term investments of $8.2 million. During the first half of 2024, we recognized gains on the sale of short-term investments of $0.4 million. Other expense, net, was consistent with the first half of 2024.

Our effective tax rate for the first half of 2025 was 24 percent compared with 26 percent for the same period last year.  The items impacting the effective tax rate were primarily related to (i) the provision for state income taxes, net of the federal benefit, of $16.9 million and (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign items of $2.5 million. These were partially offset by other adjustments of $1.5 million.

For the first half of 2024, the items impacting the effective tax rate were primarily related to (i) the provision for state income taxes, net of the federal benefit, of $12.0 million, (ii) the effect of foreign tax rates higher than statutory tax rates of $3.9 million, and other adjustments of $5.3 million.

During the first half of 2025 and 2024, we recognized net income of $2.4 million and net losses of $9.1 million, respectively, on our investments in unconsolidated affiliates.

Piping Systems Segment

The following table compares summary operating results for the first half of 2025 and 2024 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 28, 2025	June 29, 2024	2025 vs. 2024	June 28, 2025	June 29, 2024	2025 vs. 2024

Net sales	$743,475	$688,469	8.0%	$1,383,158	$1,278,637	8.2%
Operating income	250,296	162,258	54.3	408,460	304,938	33.9

The increase in net sales during the second quarter of 2025 was primarily attributable to (i) higher net selling prices in the segment’s core product lines, primarily copper tube, of $74.5 million, (ii) sales of $14.2 million recorded by Elkhart, and (iii) an increase in sales of $6.1 million in the segment’s non-core product lines. These increases were partially offset by lower unit sales volume of $36.3 million in the segment’s core product lines.

Net sales during the first half of 2025 increased primarily as a result of (i) higher net selling prices in the segment’s core product lines of $128.7 million, (ii) sales of $30.9 million recorded by Elkhart, and (iii) an increase in sales of $4.8 million in the segment’s non-core product lines. These increases were partially offset by lower unit sales volume of $56.3 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2025 and 2024:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Cost of goods sold	$490,178	$500,826	$948,330	$921,767
Depreciation and amortization	6,071	4,932	11,490	9,492
Selling, general, and administrative expense	34,555	20,453	66,965	42,440
Gain on disposal of assets, net	(1,347)	—	(15,809)	—
Gain on insurance proceeds	(36,278)	—	(36,278)	—

Operating expenses	$493,179	$526,211	$974,698	$973,699

	For the Quarter Ended		For the Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Cost of goods sold	65.9%	72.7%	68.6%	72.1%
Depreciation and amortization	0.8	0.7	0.8	0.7
Selling, general, and administrative expense	4.6	3.0	4.8	3.3
Gain on disposal of assets, net	(0.2)	—	(1.1)	—
Gain on insurance proceeds	(4.9)	—	(2.6)	—

Operating expenses	66.2%	76.4%	70.5%	76.2%

The decrease in cost of goods sold during the second quarter of 2025 was primarily due to lower volumes in the segment’s core product lines.  Gross margin as a percentage of sales was 34.1 percent compared with 27.3 percent in the prior year quarter. Depreciation and amortization increased during the second quarter of 2025 as a result of incremental expenses associated with the acquisition of Elkhart. Selling, general, and administrative expense increased for the second quarter of 2025 primarily as a result of (i) higher foreign currency transaction losses of $6.2 million, (ii) higher employment costs, including incentive compensation, of $4.1 million, (iii) costs of $2.5 million related to a recent product launch, and (iv) incremental expenses of $1.1 million associated with Elkhart. In addition, during the second quarter of 2025 the segment recognized net gains on the disposal of assets of $1.3 million and a gain of $36.3 million for the excess of insurance proceeds received over the losses incurred related to the March 2023 tornado at our Covington, Tennessee manufacturing operation.

The increase in cost of goods sold during the first half of 2025 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 31.4 percent compared with 27.9 percent in the prior year. Depreciation and amortization increased in the first half of 2025 as a result of incremental expenses associated with the acquisition of Elkhart. Selling, general, and administrative expense increased for the first half of 2025 primarily as a result of (i) costs of $7.7 million related to a recent product launch, (ii) higher foreign currency transaction losses of $6.4 million, (iii) higher employment costs, including incentive compensation and healthcare, of $5.9 million, (iv) incremental expenses of $2.2 million associated with the acquisition of Elkhart, (v) higher sales and marketing expense of $1.6 million, and (vi) higher repairs and maintenance of $1.0 million. In addition, during the first half of 2025 the segment recognized net gains on the disposal of assets of $15.8 million and a gain of $36.3 million for the excess of insurance proceeds received over the losses incurred related to the March 2023 tornado at our Covington, Tennessee manufacturing operation.

Industrial Metals Segment

The following table compares summary operating results for the first half of 2025 and 2024 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 28, 2025	June 29, 2024	2025 vs. 2024	June 28, 2025	June 29, 2024	2025 vs. 2024

Net sales	$270,598	$195,341	38.5%	$522,511	$351,408	48.7%
Operating income	30,610	29,693	3.1	60,694	53,964	12.5

The increase in net sales during the second quarter of 2025 was primarily due to (i) incremental sales of $84.3 million recorded by Nehring, (ii) an increase in sales of $3.6 million in the segment’s non-core product lines, and (iii) higher net selling prices of $3.2 million in the segment’s core product lines, primarily brass rod. These increases were partially offset by lower unit sales volume of $16.3 million in the segment’s core product lines.

The increase in net sales during the first half of 2025 was primarily due to (i) incremental sales of $188.1 million recorded by Nehring, (ii) higher net selling prices of $16.0 million in the segment’s core product lines, and (iii) an increase in sales of $4.8 million in the segment’s non-core product lines. These increases were partially offset by a decrease in sales of $39.3 million in the segment’s non-core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2025 and 2024:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Cost of goods sold	$225,713	$159,265	$433,199	$285,869
Depreciation and amortization	8,446	2,368	16,802	4,288
Selling, general, and administrative expense	5,832	4,015	11,819	7,287
Gain on disposal of assets, net	(3)	—	(3)	—

Operating expenses	$239,988	$165,648	$461,817	$297,444

	For the Quarter Ended		For the Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Cost of goods sold	83.4%	81.5%	82.9%	81.3%
Depreciation and amortization	3.1	1.2	3.2	1.2
Selling, general, and administrative expense	2.2	2.1	2.3	2.1
Gain on disposal of assets, net	—	—	—	—

Operating expenses	88.7%	84.8%	88.4%	84.6%

The increase in cost of goods sold during the second quarter of 2025 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 16.6 percent compared with 18.5 percent in the prior year quarter. Depreciation and amortization increased during the second quarter of 2025 primarily as a result of incremental expenses associated with the acquisition of Nehring. Selling, general, and administrative expense increased for the second quarter of 2025 primarily as a result of incremental expenses of $1.9 million associated with Nehring.

The increase in cost of goods sold during the first half of 2025 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 17.1 percent compared with 18.7 percent in the prior year. Depreciation and amortization increased during the first half of 2025 primarily as a result of incremental expenses associated with the acquisition of Nehring. Selling, general, and administrative expense increased during the first half of 2025 primarily as a result of incremental expenses of $4.7 million associated with the acquisition of Nehring, partially offset by lower employment costs, including incentive compensation, of $0.6 million.

Climate Segment

The following table compares summary operating results for the first half of 2025 and 2024 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 28, 2025	June 29, 2024	2025 vs. 2024	June 28, 2025	June 29, 2024	2025 vs. 2024

Net sales	$137,515	$130,532	5.3%	$260,622	$247,342	5.4%
Operating income	42,628	38,993	9.3	78,252	71,568	9.3

Sales for the second quarter and first half of 2025 increased primarily as a result of an increase in volume in certain product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first half of 2025 and 2024:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Cost of goods sold	$84,451	$82,291	$162,966	$157,882
Depreciation and amortization	1,726	1,646	3,418	3,241
Selling, general and administrative expense	7,697	7,602	14,976	14,651
Loss on disposal of assets	1,013	—	1,010	—

Operating expenses	$94,887	$91,539	$182,370	$175,774

	For the Quarter Ended		For the Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Cost of goods sold	61.4%	63.0%	62.5%	63.8%
Depreciation and amortization	1.3	1.3	1.3	1.3
Selling, general and administrative expense	5.6	5.8	5.7	5.9
Loss on disposal of assets	0.7	—	0.4	—

Operating expenses	69.0%	70.1%	69.9%	71.0%

Cost of goods sold increased during the second quarter of 2025 primarily due to factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 38.6 percent compared with 37.0 percent in the prior year quarter. Depreciation and amortization and selling, general, and administrative expense were consistent with the second quarter of 2024. During the second quarter of 2025, the segment recorded a loss on the disposal of assets of $1.0 million.

Cost of goods sold increased during the first half of 2025 primarily due to factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 37.5 percent compared with 36.2 percent in the prior year. Depreciation and amortization and selling, general, and administrative expense were consistent with the first half of 2024. In addition, during the first half of 2025 the segment recorded a loss on the disposal of assets of $1.0 million.

Liquidity and Capital Resources

The following table presents selected financial information for the first half of 2025 and 2024:

(In thousands)	2025	2024

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$(32,160)	$(332,208)
Short-term investments	34,835	(98,146)
Property, plant, and equipment, net	17,839	86,278
Goodwill and intangible assets, net	(21,620)	454,357
Total debt	(1,020)	(122)
Working capital, net of cash and current debt	178,367	39,907

Net cash provided by operating activities	304,161	274,375
Net cash used in investing activities	(33,486)	(512,215)
Net cash used in financing activities	(314,553)	(89,584)

Cash Flows from Operating Activities

During the six months ended June 28, 2025, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $407.8 million, (ii) an increase in current liabilities of $72.3 million, and (iii) non-capital related insurance proceeds of $12.3 million for the March 2023 tornado in Covington, Tennessee. There were also increases due to non-cash adjustments primarily consisting of (i) depreciation and amortization of $35.0 million and (ii) stock-based compensation expense of $13.9 million. These increases were partially offset by (i) an increase in accounts receivable of $134.5 million, (ii) the gain of $36.3 million related to insurance proceeds for the March 2023 tornado in Covington, Tennessee, (iii) an increase in inventories of $41.2 million, (iv) gains on the disposal of properties of $14.8 million, and (v) unrealized gains on short-term investments of $8.2 million.

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

Cash Flows from Investing Activities

The major components of net cash used in investing activities during the six months ended June 28, 2025 included (i) capital expenditures of $30.7 million and (ii) the purchase of short-term investments of $26.6 million. These uses were partially offset by proceeds from the sale of properties of $21.1 million.

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

Cash Flows from Financing Activities

For the six months ended June 28, 2025, net cash used in financing activities consisted primarily of (i) $243.6 million used to repurchase common stock of the Company, (ii) $54.4 million used for the payment of regular quarterly dividends to stockholders of the Company, (iii) $12.2 million used for the payment of dividends to noncontrolling interests, and (iv) $4.2 million net cash used to settle stock-based awards.

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

As of June 28, 2025, we had $1.0 billion of cash on hand and $371.2 million available to be drawn under the Credit Agreement. Our current ratio was 4.9 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $0.9 million during the first half of 2025.  We expect to spend approximately $3.5 million over the next twelve months for ongoing environmental remediation activities.

The Company declared a quarterly cash dividend of 25.0 cents per common share during the first and second quarters of 2025, and 20.0 cents per common share during the first and second quarters of 2024, respectively.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of June 28, 2025, the Company’s total debt was $0.1 million or less than one percent of its total capitalization.

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures March 31, 2026.  There were no borrowings outstanding under the Credit Agreement as of June 28, 2025. The Credit Agreement backed approximately $28.8 million in letters of credit at the end of the second quarter of 2025.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of June 28, 2025, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until July 2026, the authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 28, 2025, the Company has repurchased approximately 19.0 million shares under this authorization.  See Part II., Item 2. below for information about the Company’s share repurchases during the quarter ended June 28, 2025.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At June 28, 2025, we held open futures contracts to purchase approximately $3.3 million of copper over the next nine months related to fixed-price sales orders and to sell approximately $50.9 million of copper over the next six months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of June 28, 2025, we held no open futures contracts to purchase natural gas.

Interest Rates

At June 28, 2025, we had no variable-rate debt and $28.8 million in letters of credit outstanding.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on the Secured Overnight Financing Rate (SOFR).

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At June 28, 2025, we had open forward contracts with a financial institution to sell approximately 4.2 million euros, 24.0 million Swedish kronor, and 7.4 million Norwegian kroner through October 2025.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of June 28, 2025.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 28, 2025 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending June 28, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The Company is exposed to risk as it operates its businesses.  To provide a framework to understand the operating environment of the Company, we have provided a brief explanation of the more significant risks associated with our businesses in our 2024 Annual Report on Form 10-K.  Except as set forth in Item 1A. of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 2025, there have been no material changes in risk factors that were previously disclosed in our 2024 Annual Report on Form 10-K. Additionally, the operating results of the Company’s unconsolidated affiliates may be adversely affected by unfavorable economic and market conditions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2026, the authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 28, 2025, the Company had repurchased approximately 19.0 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended June 28, 2025.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

March 30, 2025 - April 26, 2025	606	$72.89	—	21,030,195
April 27, 2025 - May 24, 2025	3,067	$56.18	—	21,030,195
May 25, 2025 - June 28, 2025	—	$—	—	21,030,195
Total	3,673		—
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

Item 5.  Other Information

On May 29, 2025, Jeffrey Martin, Chief Financial Officer, entered into a 10b5-1 sales plan (the Sales Plan) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Sales Plan provides for the sale of up to an aggregate of 66,029 shares of the Company’s common stock beneficially owned by Mr. Martin during the term of the Sales Plan and will be in effect until the earlier of (1) December 31, 2025 or (2) the date on which an aggregate of 66,029 shares of the Company’s common stock have been sold under the Sales Plan.

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
July 23, 2025	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
July 23, 2025	Anthony J. Steinriede
Date	Vice President – Corporate Controller