Form 10-Q
period 2025-09-27
MUELLER INDUSTRIES INC
filed 2025-10-22
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of October 17, 2025 was 111,013,631.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 27, 2025

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands, except per share data)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Net sales	$1,077,824	$997,831	$3,216,162	$2,845,230

Cost of goods sold	738,148	722,469	2,251,527	2,056,162
Depreciation and amortization	16,607	11,710	51,635	30,897
Selling, general, and administrative expense	61,657	59,619	192,238	161,993
Gain on disposal of assets, net	(11,852)	(2,667)	(26,654)	(3,953)
Asset impairments	2,018	—	2,018	—
Gain on insurance proceeds	(4,869)	—	(41,147)	—

Operating income	276,115	206,700	786,545	600,131

Interest expense	(6)	(113)	(48)	(335)
Interest income	10,822	11,145	28,945	42,773
Realized and unrealized (losses) gains on short-term investments	(2,277)	164	5,925	529
Pension plan termination expense	(4,830)	—	(4,830)	—
Other income (expense), net	627	(122)	(423)	(848)

Income before income taxes	280,451	217,774	816,114	642,250

Income tax expense	(73,904)	(49,188)	(204,236)	(159,406)
Income (loss) from unconsolidated affiliates, net of foreign tax	3,701	3,197	6,140	(5,905)

Consolidated net income	210,248	171,783	618,018	476,939
Net income attributable to noncontrolling interests	(2,125)	(3,084)	(6,539)	(9,712)

Net income attributable to Mueller Industries, Inc.	$208,123	$168,699	$611,479	$467,227

Weighted average shares for basic earnings per share	109,114	111,363	109,533	111,332
Effect of dilutive stock-based awards	1,816	2,412	2,115	2,635

Adjusted weighted average shares for diluted earnings per share	110,930	113,775	111,648	113,967

Basic earnings per share	$1.91	$1.51	$5.58	$4.20

Diluted earnings per share	$1.88	$1.48	$5.48	$4.10

Dividends per share	$0.25	$0.20	$0.75	$0.60

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Consolidated net income	$210,248	$171,783	$618,018	$476,939

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(6,701)	6,117	20,318	(5,909)
Net change with respect to derivative instruments and hedging activities, net of tax of $34, $(425), $(176), and $(304)	(114)	1,460	601	1,041
Net change in pension and postretirement obligation adjustments, net of tax of $(57), $134, $(765), and $155	135	(323)	2,344	(380)
Attributable to unconsolidated affiliates, net of tax of $353, $(27), $566, and $433	(1,217)	90	(1,950)	(1,493)

Total other comprehensive (loss) income, net	(7,897)	7,344	21,313	(6,741)

Consolidated comprehensive income	202,351	179,127	639,331	470,198
Comprehensive income attributable to noncontrolling interests	(1,588)	(3,499)	(6,048)	(8,983)

Comprehensive income attributable to Mueller Industries, Inc.	$200,763	$175,628	$633,283	$461,215

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	September 27, 2025	December 28, 2024

Assets

Current assets:
Cash and cash equivalents	$1,261,130	$1,037,229
Short-term investments	54,432	21,874
Accounts receivable, less allowance for doubtful accounts of $2,510 in 2025 and $3,724 in 2024	556,632	450,113
Inventories	510,012	462,279
Other current assets	45,938	40,734

Total current assets	2,428,144	2,012,229

Property, plant, and equipment, net	530,702	515,131
Operating lease right-of-use assets	28,616	32,702
Goodwill, net	297,812	311,165
Intangible assets, net	292,074	306,357
Investments in unconsolidated affiliates	86,222	88,037
Other assets	32,753	25,285

Total assets	$3,696,323	$3,290,906

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	September 27, 2025	December 28, 2024

Liabilities

Current liabilities:
Current portion of debt	$—	$1,094
Accounts payable	187,561	173,743
Accrued wages and other employee costs	53,781	60,136
Current portion of operating lease liabilities	8,387	8,117
Other current liabilities	253,517	154,897

Total current liabilities	503,246	397,987

Long-term debt, less current portion	—	—
Pension liabilities	216	3,059
Postretirement benefits other than pensions	8,573	8,140
Environmental reserves	15,147	15,423
Deferred income taxes	37,878	25,742
Noncurrent operating lease liabilities	20,555	24,547
Other noncurrent liabilities	15,126	11,600

Total liabilities	600,741	486,498

Equity

Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 250,000,000; issued 160,366,008; outstanding 111,013,631 in 2025 and 113,751,127 in 2024	1,604	1,604
Additional paid-in capital	341,408	330,532
Retained earnings	3,635,616	3,107,838
Accumulated other comprehensive loss	(58,475)	(80,279)
Treasury common stock, at cost	(850,222)	(586,530)

Total Mueller Industries, Inc. stockholders' equity	3,069,931	2,773,165
Noncontrolling interests	25,651	31,243

Total equity	3,095,582	2,804,408

Commitments and contingencies	—	—

Total liabilities and equity	$3,696,323	$3,290,906
See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
(In thousands)	September 27, 2025	September 28, 2024

Cash flows from operating activities
Consolidated net income	$618,018	$476,939
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	51,635	31,140
Stock-based compensation expense	20,328	19,956
Provision for doubtful accounts receivable	67	(262)
(Income) loss from unconsolidated affiliates	(6,140)	5,905
Dividends from unconsolidated affiliates	5,440	4,130
Insurance proceeds - noncapital related	15,469	15,000
Gain on disposals of properties	(26,654)	(3,953)
Unrealized gains on short-term investments	(5,925)	(164)
Gain on sales of securities	—	(365)
Impairment charges	2,018	—
Gain on insurance proceeds	(41,147)	—
Deferred income tax expense	10,627	1,837
Changes in assets and liabilities, net of effects of businesses acquired:
Receivables	(100,830)	(99,281)
Inventories	(40,669)	34,027
Other assets	(8,756)	(3,175)
Current liabilities	120,796	25,303
Other liabilities	286	(2,467)
Other, net	(330)	1,217

Net cash provided by operating activities	$614,233	$505,787

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
(In thousands)	September 27, 2025	September 28, 2024

Cash flows from investing activities
Capital expenditures	$(48,982)	$(51,288)
Acquisition of businesses, net of cash acquired	—	(602,692)
Investments in unconsolidated affiliates	—	(8,700)
Insurance proceeds - capital related	4,531	—
Purchase of short-term investments	(26,633)	(4,285)
Purchase of long-term investments	(781)	(7,976)
Proceeds from the sale of securities	—	98,465
Issuance of notes receivable with unconsolidated affiliates	—	(3,800)
Proceeds from sales of assets	38,478	9,026
Investment received from noncontrolling interests	600	—

Net cash used in investing activities	$(32,787)	$(571,250)

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	$(81,723)	$(66,796)
Dividends paid to noncontrolling interests	(12,240)	—
Repurchase of common stock	(243,615)	(48,681)
Repayments of debt	(185)	(167)
Issuance of debt by consolidated joint ventures, net	—	144
Net cash used to settle stock-based awards	(29,528)	(22,946)

Net cash used in financing activities	$(367,291)	$(138,446)

Effect of exchange rate changes on cash	9,836	(4,709)

Increase (decrease) in cash, cash equivalents, and restricted cash	223,991	(208,618)
Cash, cash equivalents, and restricted cash at the beginning of the period	1,038,895	1,174,223

Cash, cash equivalents, and restricted cash at the end of the period	$1,262,886	$965,605

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Common stock:
Balance at beginning of period	$1,604	$1,604	$1,604	$1,604

Balance at end of period	$1,604	$1,604	$1,604	$1,604

Additional paid-in capital:
Balance at beginning of period	$344,906	$325,763	$330,532	$312,171
(Issuance) acquisition of shares under incentive stock option plans	(95)	90	590	433
Stock-based compensation expense	6,388	6,480	20,328	19,956
Issuance of restricted stock	(9,791)	(8,765)	(10,042)	(8,992)

Balance at end of period	$341,408	$323,568	$341,408	$323,568

Retained earnings:
Balance at beginning of period	$3,455,935	$2,847,420	$3,107,838	$2,594,300
Net income attributable to Mueller Industries, Inc.	208,123	168,699	611,479	467,227
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(28,442)	(23,197)	(83,701)	(68,605)

Balance at end of period	$3,635,616	$2,992,922	$3,635,616	$2,992,922

Accumulated other comprehensive loss:
Balance at beginning of period	$(51,115)	$(60,162)	$(80,279)	$(47,221)
Total other comprehensive (loss) income attributable to Mueller Industries, Inc.	(7,360)	6,929	21,804	(6,012)

Balance at end of period	$(58,475)	$(53,233)	$(58,475)	$(53,233)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Treasury stock:
Balance at beginning of period	$(834,770)	$(568,522)	$(586,530)	$(523,409)
Issuance (acquisition) of shares under incentive stock option plans	(25,243)	(21,035)	(30,119)	(23,381)
Repurchase of common stock	—	(5,687)	(243,615)	(48,681)
Issuance of restricted stock	9,791	8,765	10,042	8,992

Balance at end of period	$(850,222)	$(586,479)	$(850,222)	$(586,479)

Noncontrolling interests:
Balance at beginning of period	$24,063	$26,755	$31,243	$21,271
Investment in Joining Systems JV	—	—	600	—
Dividends paid to noncontrolling interests	—	—	(12,240)	—
Net income attributable to noncontrolling interests	2,125	3,084	6,539	9,712
Foreign currency translation	(537)	415	(491)	(729)

Balance at end of period	$25,651	$30,254	$25,651	$30,254

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

Note 2 – Earnings per Common Share

Basic per share amounts have been computed based on the average number of common shares outstanding.  Diluted per share amounts reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted and performance stock awards, computed using the treasury stock method. There were

76 thousand and 143 thousand stock-based awards excluded from the computation of diluted earnings per share for the quarters ended September 27, 2025 and September 28, 2024, respectively, because they were antidilutive.

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

The fair value of the assets acquired totaled $49.7 million, consisting primarily of property, plant, and equipment of $19.8 million, inventories of $18.7 million, accounts receivable of $10.8 million, and other current assets of $0.4 million. The fair value of the liabilities assumed totaled $12.7 million, consisting primarily of other current liabilities of $6.8 million and accounts payable of $5.9 million. Of the remaining purchase price, $0.6 million was allocated to tax-deductible goodwill and $0.6 million was allocated to trade name intangible assets. The valuation of the business has been finalized and there were no changes to the purchase price allocation from the amounts presented in the Company’s Q2 2025 Quarterly Report on Form 10-Q.

The acquisition of Elkhart was not material to the Company’s financial position or results of operations; therefore, pro forma operating results and other disclosures related to the acquisition are not presented as the results would not be significantly different than the reported results.

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

	For the Quarter Ended	For the Nine Months Ended
(In thousands, except per share data)	September 28, 2024

Net sales	$997,831	$2,979,692
Net income attributable to Mueller Industries, Inc.	165,199	464,756

Basic earnings per share	$1.48	$4.17
Diluted earnings per share	1.45	4.08

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

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended September 27, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$591,206	$—	$—	$591,206
Brass rod, forgings, wire and cable	—	215,017	—	215,017
OEM components, tube and assemblies	—	20,236	33,237	53,473
Valves and plumbing specialties	127,198	—	—	127,198
Flex duct and other HVAC components	—	—	93,428	93,428
Other	—	13,686	—	13,686

	718,404	248,939	126,665	1,094,008

Intersegment sales				(16,184)

Net sales				$1,077,824

	For the Quarter Ended September 28, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$541,568	$—	$—	$541,568
Brass rod, forgings, wire and cable	—	209,257	—	209,257
OEM components, tube and assemblies	—	17,775	30,169	47,944
Valves and plumbing specialties	112,316	—	—	112,316
Flex duct and other HVAC components	—	—	98,313	98,313
Other	—	10,982	—	10,982

	653,884	238,014	128,482	1,020,380

Intersegment sales				(22,549)

Net sales				$997,831

Disaggregation of revenue from contracts with customers (continued):

	For the Nine Months Ended September 27, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,732,354	$—	$—	$1,732,354
Brass rod, forgings, wire and cable	—	668,054	—	668,054
OEM components, tube & assemblies	—	59,174	101,878	161,052
Valves and plumbing specialties	369,208	—	—	369,208
Flex duct and other HVAC components	—	—	285,409	285,409
Other	—	44,222	—	44,222

	2,101,562	771,450	387,287	3,260,299

Intersegment sales				(44,137)

Net sales				$3,216,162

	For the Nine Months Ended September 28, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,588,893	$—	$—	$1,588,893
Brass rod, forgings, wire and cable	—	495,612	—	495,612
OEM components, tube & assemblies	—	57,150	90,755	147,905
Valves and plumbing specialties	343,628	—	—	343,628
Flex duct and other HVAC components	—	—	285,069	285,069
Other	—	36,660	—	36,660

	1,932,521	589,422	375,824	2,897,767

Intersegment sales				(52,537)

Net sales				$2,845,230

Summarized segment information is as follows:

	For the Quarter Ended September 27, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$709,669	$241,857	$126,298	$1,077,824
Internal net sales	8,735	7,082	367	16,184

	718,404	248,939	126,665	1,094,008

Reconciliation of net sales:
Elimination of intersegment net sales				(16,184)

Total net sales				1,077,824

Less: (1)
Manufacturing costs (2)	473,936	208,456	80,475	762,867
Sales and marketing expense	6,683	1,619	3,394	11,696
Distribution expense	11,017	472	526	12,015
Other segment items (3)	10,609	7,464	3,370	21,443

Segment operating income	216,159	30,928	38,900	285,987

Reconciliation of segment operating income:
Corporate expenses				(9,872)
Interest expense				(6)
Interest income				10,822
Unrealized losses on short-term investments				(2,277)
Pension plan termination expense				(4,830)
Other income, net				627

Income before income taxes				$280,451

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

Segment information (continued):

	For the Quarter Ended September 28, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$635,183	$234,366	$128,282	$997,831
Internal net sales	18,701	3,648	200	22,549

	653,884	238,014	128,482	1,020,380

Reconciliation of net sales:
Elimination of intersegment net sales				(22,549)

Total net sales				997,831

Less: (1)
Manufacturing costs (2)	463,926	208,227	83,018	755,171
Sales and marketing expense	7,390	1,044	3,555	11,989
Distribution expense	9,744	564	545	10,853
Other segment items (3)	9,223	3,982	596	13,801

Segment operating income	163,601	24,197	40,768	228,566

Reconciliation of segment operating income:
Corporate expenses				(21,866)
Interest expense				(113)
Interest income				11,145
Realized and unrealized gains on short-term investments				164
Other expense, net				(122)

Income before income taxes				$217,774

Segment information (continued):

	For the Nine Months Ended September 27, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$2,074,222	$755,455	$386,485	$3,216,162
Internal net sales	27,340	15,995	802	44,137

	2,101,562	771,450	387,287	3,260,299

Reconciliation of net sales:
Elimination of intersegment net sales				(44,137)

Total net sales				3,216,162

Less:
Manufacturing costs	1,431,571	650,255	246,438	2,328,264
Sales and marketing expense	22,990	4,179	10,364	37,533
Distribution expense	33,541	1,918	1,548	37,007
Other segment items	(11,159)	23,476	11,785	24,102

Segment operating income	624,619	91,622	117,152	833,393

Reconciliation of segment operating income:
Corporate expenses				(46,848)
Interest expense				(48)
Interest income				28,945
Unrealized gains on short-term investments				5,925
Pension plan termination expense				(4,830)
Other expense, net				(423)

Income before income taxes				$816,114

Segment information (continued):

	For the Nine Months Ended September 28, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$1,891,732	$578,389	$375,109	$2,845,230
Internal net sales	40,789	11,033	715	52,537

	1,932,521	589,422	375,824	2,897,767

Reconciliation of net sales:
Elimination of intersegment net sales				(52,537)

Total net sales				2,845,230

Less:
Manufacturing costs	1,393,226	498,084	243,718	2,135,028
Sales and marketing expense	20,316	2,565	10,637	33,518
Distribution expense	28,740	1,719	1,519	31,978
Other segment items	21,700	8,893	7,614	38,207

Segment operating income	468,539	78,161	112,336	659,036

Reconciliation of segment operating income:
Corporate expenses				(58,905)
Interest expense				(335)
Interest income				42,773
Realized and unrealized gains on short-term investments				529
Other expense, net				(848)

Income before income taxes				$642,250

Other segment disclosures:

	For the Quarter Ended September 27, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization (4)	$5,531	$8,346	$1,657	$1,073	$16,607
Loss (gain) on disposal on sale of assets, net	13	—	—	(11,865)	(11,852)
Asset impairments	2,018	—	—	—	2,018
Gain on insurance proceeds	(4,869)	—	—	—	(4,869)
Expenditures for long-lived assets (including those resulting from business acquisitions)	5,387	9,486	3,418	—	18,291
Segment assets	1,272,584	871,514	279,101	1,273,124	3,696,323

(4) The amount of depreciation and amortization disclosed by reportable segment is included within the other segment expense captions, such as manufacturing costs or other segment items.

	For the Quarter Ended September 28, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization (4)	$5,082	$3,976	$1,650	$1,002	$11,710
Gain on sale of assets, net	—	—	(2,667)	—	(2,667)
Expenditures for long-lived assets (including those resulting from business acquisitions)	3,739	13,917	2,034	6,465	26,155
Segment assets	1,139,615	811,792	268,534	986,191	3,206,132

	For the Nine Months Ended September 27, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization	$17,021	$25,148	$5,075	$4,391	$51,635
(Gain) loss on disposal of assets, net	(15,796)	(3)	1,010	(11,865)	$(26,654)
Asset impairments	2,018	—	—	—	2,018
Gain on insurance proceeds	(41,147)	—	—	—	(41,147)
Expenditures for long-lived assets (including those resulting from business acquisitions)	17,410	25,717	5,855	—	48,982

	For the Nine Months Ended September 28, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization	$14,574	$8,264	$4,891	$3,168	$30,897
Loss (gain) on sale of assets, net	281	—	(2,667)	(1,567)	(3,953)
Expenditures for long-lived assets (including those resulting from business acquisitions)	14,321	117,806	6,798	11,652	150,577

Note 5 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	September 27, 2025	December 28, 2024

Cash & cash equivalents	$1,261,130	$1,037,229
Restricted cash included within other current assets	1,654	1,564
Restricted cash included within other assets	102	102

Total cash, cash equivalents, and restricted cash	$1,262,886	$1,038,895

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 6 – Inventories

(In thousands)	September 27, 2025	December 28, 2024

Raw materials and supplies	$158,493	$147,964
Work-in-process	81,084	74,684
Finished goods	281,830	251,447
Valuation reserves	(11,395)	(11,816)

Inventories	$510,012	$462,279

Note 7 – Financial Instruments

Short-Term Investments

The fair value of short-term investments at September 27, 2025 and December 28, 2024, consisting of marketable securities, approximates the carrying value on that date. These marketable securities are stated at fair value and classified as level 1 within the fair value hierarchy. This classification is defined as a fair value determined using observable inputs that reflect quoted prices in active markets for identical assets.

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

At September 27, 2025, the Company held open futures contracts to purchase approximately $23.3 million of copper over the next 12 months related to fixed price sales orders.  The fair value of those futures contracts was a $0.3 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At September 27, 2025, this amount was approximately $0.3 million of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At September 27, 2025, the Company held $7.5 million open futures contracts to sell copper over the next three months related to copper inventory.  The fair value of those futures contracts was a $0.1 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	September 27, 2025	December 28, 2024	Balance Sheet Location	September 27, 2025	December 28, 2024

Commodity contracts - gains	Other current assets	$1,197	$235	Other current liabilities	$—	$42
Commodity contracts - losses	Other current assets	(604)	(62)	Other current liabilities	(134)	(405)

Total derivatives (1)		$593	$173		$(134)	$(363)
(1) Does not include the impact of cash collateral provided to counterparties.

The following table summarizes the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended		For the Nine Months Ended
(In thousands)	Location	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Undesignated derivatives:
Gain (loss) on commodity contracts (nonqualifying)	Cost of goods sold	$11,260	$4,052	$11,996	$(2,606)

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended September 27, 2025
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$521	Cost of goods sold	$(630)
Other	(5)	Other	—

Total	$516	Total	$(630)

	For the Quarter Ended September 28, 2024
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Loss Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$929	Cost of goods sold	$531
Other	—	Other	—

Total	$929	Total	$531

	For the Nine Months Ended September 27, 2025
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$3,593	Cost of goods sold	$(2,998)
Other	6	Other	—

Total	$3,599	Total	$(2,998)

	For the Nine Months Ended September 28, 2024
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$2,058	Cost of goods sold	$(1,039)
Other	22	Other	—

Total	$2,080	Total	$(1,039)

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At September 27, 2025 and December 28, 2024, the Company had recorded restricted cash in other current assets of $1.5 million and $1.4 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

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

The Company’s net income from unconsolidated affiliates, net of foreign tax, for the quarter ended September 27, 2025 included income of $0.5 million for Tecumseh. The Company’s net income from unconsolidated affiliates, net of foreign tax, for the quarter ended September 28, 2024 included losses of $0.1 million for Tecumseh.

The Company’s net income from unconsolidated affiliates, net of foreign tax, for the nine months ended September 27, 2025 included losses of $2.0 million for Tecumseh. The Company’s net loss from unconsolidated affiliates, net of foreign tax, for the nine months ended September 28, 2024 included losses of $14.4 million for Tecumseh.

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

The Company’s net income from unconsolidated affiliates, net of foreign tax, for the quarter ended September 27, 2025 included income of $3.2 million for the retail distribution business. The Company’s net income from unconsolidated affiliates, net of foreign tax, for the quarter ended September 28, 2024 included income of $3.3 million for the retail distribution business.

The Company’s net income from unconsolidated affiliates, net of foreign tax, for the nine months ended September 27, 2025 included income of $8.1 million for the retail distribution business. The Company’s net loss from unconsolidated affiliates, net of foreign tax, for the nine months ended September 28, 2024 included income of $8.5 million for the retail distribution business.

Note 9 – Benefit Plans

Pension and Other Postretirement Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Pension benefits:
Interest cost	$611	$581	$1,834	$1,744
Expected return on plan assets	(554)	(605)	(1,661)	(1,813)
Amortization of net loss	81	32	245	98

Net periodic benefit cost	$138	$8	$418	$29

Other benefits:
Service cost	$46	$54	$139	$163
Interest cost	123	131	369	392
Amortization of prior service credit	—	(1)	(1)	(2)
Amortization of net gain	(101)	(98)	(305)	(295)

Net periodic benefit cost	$68	$86	$202	$258

The components of net periodic benefit cost (income) other than the service cost component are included in other income, net in the Condensed Consolidated Statements of Income.

Multiemployer Plan

On August 2, 2024, the Company entered into an equity purchase agreement to acquire all of the outstanding shares of Elkhart. Elkhart contributes to the IAM National Pension Fund, National Pension Plan (IAM Plan), a multiemployer defined benefit plan.

As of September 27, 2025, the Company withdrew from the IAM Plan and recognized $4.8 million in related expenses, which represents the Company’s best estimate of probable loss for the related withdrawal liability.

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

On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the EPA added the Lead Refinery site and surrounding properties to the National Priorities List (NPL).  On July 17, 2009, Lead Refinery received a written notice from the EPA indicating that it may be a PRP under CERCLA due to the release or threat of release of hazardous substances, including lead, into properties surrounding the Lead Refinery NPL site.  The EPA identified two other PRPs in connection with that matter.  In November 2012, the EPA adopted a remedy for the surrounding properties and in September 2014, the EPA announced that it had entered into a settlement with the two other PRPs whereby they will pay approximately $26.0 million to fund the cleanup of approximately 300 properties surrounding the Lead Refinery NPL site (zones 1 and 3 of operable unit 1) and perform certain remedial action tasks.

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). Subsequent thereto, the Company and Lead Refinery have reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs then estimated it would cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs.  As of September 27, 2025, the Company has made payments of approximately $7.6 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs. In March 2022, Lead Refinery entered into an administrative settlement agreement and order on consent with the EPA, along with the four other PRPs, which involves payment of certain past and future costs relating to operable unit 1, in exchange for certain releases and contribution protection for the Company, Lead Refinery, and their respective affiliates relating to that operable unit. The settlement became effective in September 2022. The Company reserved $3.3 million for this settlement at the end of 2021.

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

Bonita Peak Mining District

Following an August 2015 spill from the Gold King Mine into the Animas River near Silverton, Colorado, the EPA listed the Bonita Peak Mining District on the NPL.  Said listing was finalized in September 2016.  The Bonita Peak Mining District encompasses 48 mining sites within the Animas River watershed, including the Sunnyside Mine, the American Tunnel, and the Sunbank Group.  On or about July 25, 2017, Washington Mining Company (Washington Mining) (a wholly-owned subsidiary of the Company’s wholly-owned subsidiary, Arava), received a general notice letter from the EPA stating that Washington Mining may be a PRP under CERCLA in connection with the Bonita Peak Mining District site and therefore responsible for the remediation of certain portions of the site, along with related costs incurred by the EPA.  Shortly thereafter, the Company received a substantively identical letter asserting that it may be a PRP at the site and similarly responsible for the cleanup of certain portions of the site.  On or about January 7, 2025, a similar general notice letter from the EPA was received by Mining Remedial Recovery Company (MRRC) (also a wholly-owned subsidiary of Arava), stating that MRRC may be a PRP at the site. Collectively, the general notice letters identify three other PRPs at the site. The U.S. government and State of Colorado have expressed their interest in discussing potential cost recovery claims against Washington Mining, MRRC and/or the Company, and ahead of anticipated discussions, tolling agreements have been entered into. At this juncture, however, no specific actions have yet been required and the Company is unable to determine the likelihood of a materially adverse outcome or the amount or range of a potential loss with respect to any litigation (including any enforcement action by the U.S. or any state) or remedial action related to the Bonita Peak Mining District NPL site, nor is the Company able to determine the outcome of potential litigation over indemnification rights that Washington Mining may assert against any third party in relation to the site.

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

United States Department of Commerce Antidumping Review

On December 24, 2008, the Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2007 through October 31, 2008 period of review.  The DOC selected Mueller Comercial as a respondent in the review.  On April 19, 2010, the DOC published the final results of the review and assigned Mueller Comercial an antidumping duty rate of 48.33 percent.  On May 25, 2010, the Company appealed the final results to the U.S. Court of International Trade (CIT).  On December 16, 2011, the CIT issued a decision remanding the DOC’s final results.  While the matter was still pending, the Company and the United States reached an agreement to settle the appeal.  Subject to the conditions of the agreement, the Company anticipated that certain of its subsidiaries would incur antidumping duties on subject imports made during the period of review and, as such, established a reserve for this matter.  After the lapse of the statutory period of time during which U.S. Customs and Border Protection (CBP) was required, but failed, to liquidate the entries at the settled rate, the Company released the reserve.  Between October 30, 2015 and November 27, 2015, CBP sent a series of invoices to Southland Pipe Nipples Co., Inc. (Southland), requesting payment of approximately $3.0 million in duties and interest in connection with 795 import entries made during the November 1, 2007 through October 31, 2008 period.  On January 26, 2016 and January 27, 2016, Southland filed protests with CBP in connection with these invoices, noting that CBP’s asserted claims were not made in accordance with applicable law, including statutory provisions governing deemed liquidation. The Company believes in the merits of the legal objections raised in Southland’s protests, and CBP’s response to Southland’s protests is currently pending. Given the procedural posture and issues raised by this legal dispute, the Company cannot estimate the amount of potential duty liability, if any, that may result from CBP’s asserted claims.

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at September 27, 2025 were $28.2 million.

Note 11 – Income Taxes

The Company’s effective tax rate for the third quarter of 2025 was 26 percent compared with 23 percent for the same period last year.  The primary items impacting the effective tax rate for the third quarter of 2025 were increases related to the provision for state income taxes, net of the federal benefit, of $11.0 million and other items of $4.0 million. The Company anticipates that the annual rate will be consistent with the rate for the first nine months.

The primary item impacting the effective tax rate for the third quarter of 2024 was an increase related to the provision for state income taxes, net of the federal benefit, of $6.5 million, which was partially offset by other items of $3.0 million.

The Company’s effective tax rate for the first nine months of 2025 was 25 percent compared with 25 percent for the same period last year. The items impacting the effective tax rate for the first nine months of 2025 were increases related to the provision for state income taxes, net of the federal benefit, of $27.9 million and other adjustments of $5.0 million.

The items impacting the effective tax rate for the first nine months of 2024 were increases related to the provision for state income taxes, net of the federal benefit, of $18.4 million and other items of $6.1 million.

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

The international tax framework introduced by the Organisation for Economic Co-operation and Development under its Pillar Two initiative includes a global minimum tax of 15 percent. Legislation adopting these provisions has been enacted in certain jurisdictions where the Company operates and became effective starting in the Company’s 2024 fiscal year. The Company has assessed this legislation, and the Pillar Two provisions do not have a material impact on the Company’s income tax expense.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Nine Months Ended September 27, 2025
(In thousands)	Cumulative Translation Adjustment	Unrealized (Loss) Gain on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 28, 2024	$(75,926)	$(191)	$(6,282)	$2,120	$(80,279)

Other comprehensive income (loss) before reclassifications	20,809	3,599	2,374	(1,950)	24,832
Amounts reclassified from AOCI	—	(2,998)	(30)	—	(3,028)

Net current-period other comprehensive income (loss)	20,809	601	2,344	(1,950)	21,804

Balance as of September 27, 2025	$(55,117)	$410	$(3,938)	$170	$(58,475)

	For the Nine Months Ended September 28, 2024
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 30, 2023	$(48,076)	$213	$(2,630)	$3,272	$(47,221)

Other comprehensive loss before reclassifications	(5,180)	2,080	(239)	(1,493)	(4,832)
Amounts reclassified from AOCI	—	(1,039)	(141)	—	(1,180)

Net current-period other comprehensive (loss) income	(5,180)	1,041	(380)	(1,493)	(6,012)

Balance as of September 28, 2024	$(53,256)	$1,254	$(3,010)	$1,779	$(53,233)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024	Affected line item

Unrealized (gains) losses on derivative commodity contracts	$(813)	$685	$(3,868)	$(1,329)	Cost of goods sold
	183	(154)	870	290	Income tax expense (benefit)

	$(630)	$531	$(2,998)	$(1,039)	Net of tax and noncontrolling interests

Amortization of net (gain) loss and prior service (credit) cost on employee benefit plans	$(20)	$(67)	$(61)	$(199)	Other income (expense), net
	10	20	31	58	Income tax expense

	$(10)	$(47)	$(30)	$(141)	Net of tax and noncontrolling interests

Note 13 – Insurance Claim

In March 2023, a portion of the Company’s Covington, Tennessee manufacturing operation was damaged by a tornado. Certain inventories, production equipment, and building structures were extensively damaged. To date, $55.0 million of insurance proceeds have been received, including $20.0 million received in 2025. During the second quarter of 2025, the Company recorded a pre-tax gain of $36.3 million, or $0.25 per diluted share after tax, for the excess of insurance proceeds received over the losses incurred for damaged inventories, equipment, and buildings, as there is no expectation of repayment regarding the proceeds received to date and any additional costs associated with the event are expected to be minimal. During the third quarter of 2025, the Company recognized an additional pre-tax gain of $4.9 million, or $0.03 per diluted share after tax. The claim is not yet fully settled, and additional insurance recovery amounts are expected to be recorded in the future.

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

According to the U.S. Census Bureau, the August 2025 seasonally adjusted annual rate of new housing starts was 1.31 million, compared to the September 2024 rate of 1.36 million. The average 30-year fixed mortgage rate was 6.73 percent for the first nine months of 2025 and 6.72 percent for the year ended December 2024. The private non-residential construction sector includes offices, industrial, health care, and retail projects. According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $736.7 billion in July 2025 compared to the July 2024 rate of $765.0 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the third quarter and first nine months of 2025 and 2024:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 27, 2025	September 28, 2024	2025 vs. 2024	September 27, 2025	September 28, 2024	2025 vs. 2024

Net sales	$1,077,824	$997,831	8.0%	$3,216,162	$2,845,230	13.0%
Operating income	276,115	206,700	33.6	786,545	600,131	31.1
Net income attributable to Mueller Industries, Inc.	208,123	168,699	23.4	611,479	467,227	30.9

The increase in net sales during the third quarter of 2025 was primarily due to (i) higher net selling prices of $98.6 million in our core product lines, primarily copper tube, related to the rise in raw material costs, (ii) an increase in sales of $20.4 million in our non-core product lines, and (iii) incremental sales of $4.2 million recorded by Elkhart, acquired in fiscal August 2024. These increases were partially offset by lower unit sales volume of $43.3 million in our core product lines, primarily copper tube and brass rod.

The increase in net sales during the first nine months of 2025 was primarily due to (i) higher net selling prices of $243.0 million in our core product lines, (ii) incremental sales of $197.1 million recorded by Nehring, acquired in fiscal June 2024, (iii) incremental sales of $35.1 million recorded by Elkhart, and (iv) an increase in sales of $34.3 million in our non-core product lines. These increases were partially offset by lower unit sales volume of $138.6 million in our core product lines.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the third quarter and first nine months of 2025 and 2024:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Cost of goods sold	$738,148	$722,469	$2,251,527	$2,056,162
Depreciation and amortization	16,607	11,710	51,635	30,897
Selling, general, and administrative expense	61,657	59,619	192,238	161,993
Gain on disposal of assets, net	(11,852)	(2,667)	(26,654)	(3,953)
Asset impairments	2,018	—	2,018	—
Gain on insurance proceeds	(4,869)	—	(41,147)	—

Operating expenses	$801,709	$791,131	$2,429,617	$2,245,099

	For the Quarter Ended		For the Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Cost of goods sold	68.5%	72.4%	70.0%	72.3%
Depreciation and amortization	1.5	1.2	1.6	1.1
Selling, general, and administrative expense	5.7	6.0	6.0	5.7
Gain on disposal of assets, net	(1.1)	(0.3)	(0.8)	(0.1)
Asset impairments	0.2	—	0.1	—
Gain on insurance proceeds	(0.5)	—	(1.3)	—

Operating expenses	74.4%	79.3%	75.6%	79.0%

Q3 2025 compared to Q3 2024

Cost of goods sold increased in the third quarter of 2025 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 31.5 percent compared with 27.6 percent in the prior year quarter. Depreciation and amortization increased during the third quarter of 2025 primarily as a result of incremental expenses associated with the acquisitions of Nehring and Elkhart. Selling, general, and administrative expense increased in the third quarter of 2025 primarily as a result of (i) product-related costs of $1.9 million, (ii) incremental expenses of $1.3 million associated with Elkhart, and (iii) higher foreign currency transaction losses of $1.2 million. These increases were partially offset by lower employment costs, including incentive compensation, of $2.4 million. In addition, during the third quarter of 2025 we recognized net gains on the disposal of assets of $11.9 million and a gain of $4.9 million for the excess of insurance proceeds received over the losses incurred related to the March 2023 tornado at our Covington, Tennessee manufacturing operation. We also recognized fixed asset impairment charges on idled equipment of $2.0 million. During the third quarter of 2024, we recognized a gain of $2.7 million on the sale of a building.

Interest expense and interest income were consistent with the third quarter of 2024. During the third quarter of 2025, we recognized unrealized losses on short-term investments of $2.3 million. During the third quarter of 2024, we recognized unrealized gains on short-term investments of $0.2 million. During the third quarter of 2025, we recognized a $4.8 million expense related to the complete withdrawal from a multiemployer pension plan. We recognized other income, net, of $0.6 million in the third quarter of 2025 compared to other expense, net, of $0.1 million in the third quarter of 2024. This change was primarily due to higher dividend income earned on short-term investments in 2025.

Our effective tax rate for the third quarter of 2025 was 26 percent compared with 23 percent for the same period last year.  The primary items impacting the effective tax rate were (i) increases related to the provision for state income taxes, net of the federal benefit, of $11.0 million and (ii) other items of $4.0 million.

For the third quarter of 2024, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to increases related to the provision for state income taxes, net of the federal benefit, of $6.5 million, partially offset by other adjustments of $3.0 million.

During the third quarter of 2025 and 2024, we recognized net income of $3.7 million and $3.2 million, respectively, on our investments in unconsolidated affiliates.

YTD 2025 compared to YTD 2024

Cost of goods sold increased in the first nine months of 2025 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 30.0 percent compared with 27.7 percent in the prior year. Depreciation and amortization increased in the first nine months of 2025 as a result of incremental expenses associated with the acquisitions of Nehring and Elkhart. Selling, general, and administrative expense increased in the first nine months of 2025 primarily as a result of (i) product-related costs of $9.6 million, (ii) higher employment costs, including incentive compensation, of $7.0 million, (iii) higher foreign currency transaction losses of $6.4 million, (iv) incremental expenses of $5.8 million associated with the acquisitions of Nehring and Elkhart, (v) higher sales and marketing costs of $1.8 million, and (vi) higher repairs and maintenance of $1.0 million. In addition, during the first nine months of 2025 we recognized net gains on the disposal of assets of $26.7 million and a gain of $41.1 million for the excess of insurance proceeds received over the losses incurred related to the March 2023 tornado at our Covington, Tennessee manufacturing operation. We also recognized fixed asset impairment charges on idled equipment of $2.0 million. During the first nine months of 2024, we recognized net gains of $4.0 million on the sale of assets.

Interest expense was consistent with the first nine months of 2024. Interest income decreased during the first nine months of 2025 primarily as a result of lower interest rates. During the first nine months of 2025, we recognized unrealized gains on short-term investments of $5.9 million. During the first nine months of 2024, we recognized realized and unrealized gains on short-term investments of $0.5 million. During the first nine months of 2025, we recognized a $4.8 million expense related to the complete withdrawal from a multiemployer pension plan. Other expense, net, was consistent with the first nine months of 2024.

Our effective tax rate for the first nine months of 2025 was 25 percent compared with 25 percent for the same period last year.  The items impacting the effective tax rate were primarily related to (i) the provision for state income taxes, net of the federal benefit, of $27.9 million and (ii) other adjustments of $5.0 million.

For the first nine months of 2024, the items impacting the effective tax rate were primarily related to (i) the provision for state income taxes, net of the federal benefit, of $18.4 million and (ii) other items of $6.1 million.

During the first nine months of 2025 and 2024, we recognized net income of $6.1 million and net losses of $5.9 million, respectively, on our investments in unconsolidated affiliates.

Piping Systems Segment

The following table compares summary operating results for the third quarter and first nine months of 2025 and 2024 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 27, 2025	September 28, 2024	2025 vs. 2024	September 27, 2025	September 28, 2024	2025 vs. 2024

Net sales	$718,404	$653,884	9.9%	$2,101,562	$1,932,521	8.7%
Operating income	216,159	163,601	32.1	624,619	468,539	33.3

The increase in net sales during the third quarter of 2025 was primarily attributable to (i) higher net selling prices in the segment’s core product lines, primarily copper tube, of $88.6 million, (ii) an increase in sales of $8.6 million in the segment’s non-core product lines, and (iii) incremental sales of $4.3 million recorded by Elkhart. These increases were partially offset by lower unit sales volume of $27.0 million in the segment’s core product lines.

Net sales during the first nine months of 2025 increased primarily as a result of (i) higher net selling prices in the segment’s core product lines of $217.0 million, (ii) incremental sales of $35.1 million recorded by Elkhart, and (iii) an increase in sales of $13.3 million in the segment’s non-core product lines. These increases were partially offset by lower unit sales volume of $83.0 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the third quarter and first nine months of 2025 and 2024:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Cost of goods sold	$469,495	$459,818	$1,417,825	$1,381,585
Depreciation and amortization	5,531	5,082	17,021	14,574
Selling, general, and administrative expense	30,057	25,383	97,022	67,542
Loss (gain) on disposal of assets, net	13	—	(15,796)	281
Asset impairments	2,018	—	2,018	—
Gain on insurance proceeds	(4,869)	—	(41,147)	—

Operating expenses	$502,245	$490,283	$1,476,943	$1,463,982

	For the Quarter Ended		For the Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Cost of goods sold	65.4%	70.3%	67.5%	71.5%
Depreciation and amortization	0.8	0.8	0.8	0.8
Selling, general, and administrative expense	4.2	3.9	4.6	3.5
Loss (gain) on disposal of assets, net	—	—	(0.8)	—
Asset impairments	0.3	—	0.1	—
Gain on insurance proceeds	(0.7)	—	(2.0)	—

Operating expenses	70.0%	75.0%	70.2%	75.8%

The increase in cost of goods sold during the third quarter of 2025 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 34.6 percent compared with 29.7 percent in the prior year quarter. Depreciation and amortization increased during the third quarter of 2025 as a result of incremental expenses associated with the acquisition of Elkhart. Selling, general, and administrative expense increased for the third quarter of 2025 primarily as a result of (i) product-related costs of $1.9 million, (ii) incremental expenses of $1.3 million associated with Elkhart, and (iii) higher foreign currency transaction losses of $1.1 million. In addition, during the third quarter of 2025 the segment recognized fixed asset impairment charges on idled equipment of $2.0 million and a gain of $4.9 million for the excess of insurance proceeds received over the losses incurred related to the March 2023 tornado at our Covington, Tennessee manufacturing operation.

The increase in cost of goods sold during the first nine months of 2025 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 32.5 percent compared with 28.5 percent in the prior year. Depreciation and amortization increased in the first nine months of 2025 as a result of incremental expenses associated with the acquisition of Elkhart. Selling, general, and administrative expense increased for the first nine months of 2025 primarily as a result of (i) product-related costs of $9.6 million, (ii) higher foreign currency transaction losses of $7.5 million, (iii) higher employment costs, including incentive compensation, of $6.0 million, (iv) incremental expenses of $3.5 million associated with the acquisition of Elkhart, (v) higher sales and marketing expense of $1.8 million, and (vi) higher repairs and maintenance of $1.0 million. In addition, during the first nine months of 2025 the segment recognized net gains on the disposal of assets of $15.8 million and a gain of $41.1 million for the excess of insurance proceeds received over the losses incurred related to the March 2023 tornado at our Covington, Tennessee manufacturing operation. The segment also recognized fixed asset impairment charges on idled equipment of $2.0 million.

Industrial Metals Segment

The following table compares summary operating results for the third quarter and first nine months of 2025 and 2024 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 27, 2025	September 28, 2024	2025 vs. 2024	September 27, 2025	September 28, 2024	2025 vs. 2024

Net sales	$248,939	$238,014	4.6%	$771,450	$589,422	30.9%
Operating income	30,928	24,197	27.8	91,622	78,161	17.2

The increase in net sales during the third quarter of 2025 was primarily due to (i) an increase in sales of $13.7 million in the segment’s non-core product lines and (ii) higher net selling prices of $10.0 million in the segment’s core product lines, primarily brass rod. These increases were partially offset by lower unit sales volume of $16.3 million in the segment’s core product lines.

The increase in net sales during the first nine months of 2025 was primarily due to (i) incremental sales of $197.1 million recorded by Nehring, (ii) higher net selling prices of $26.0 million in the segment’s core product lines, and (iii) an increase in sales of $9.5 million in the segment’s non-core product lines. These increases were partially offset by lower unit sales volume of $55.6 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the third quarter and first nine months of 2025 and 2024:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Cost of goods sold	$204,212	$204,406	$637,411	$490,275
Depreciation and amortization	8,346	3,976	25,148	8,264
Selling, general, and administrative expense	5,453	5,435	17,272	12,722
Gain on disposal of assets, net	—	—	(3)	—

Operating expenses	$218,011	$213,817	$679,828	$511,261

	For the Quarter Ended		For the Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Cost of goods sold	82.0%	85.9%	82.6%	83.2%
Depreciation and amortization	3.4	1.7	3.3	1.4
Selling, general, and administrative expense	2.2	2.3	2.2	2.2
Gain on disposal of assets, net	—	—	—	—

Operating expenses	87.6%	89.9%	88.1%	86.7%

The change in cost of goods sold during the third quarter of 2025 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 18.0 percent compared with 14.1 percent in the prior year quarter. Depreciation and amortization increased during the third quarter of 2025 primarily as a result of incremental expenses associated with the acquisition of Nehring. Selling, general, and administrative expense was consistent with the third quarter of 2024.

The increase in cost of goods sold during the first nine months of 2025 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 17.4 percent compared with 16.8 percent in the prior year. Depreciation and amortization increased during the first nine months of 2025 primarily as a result of incremental expenses associated with the acquisition of Nehring. Selling, general, and administrative expense increased during the first nine months of 2025 primarily as a result of incremental expenses of $5.1 million associated with the acquisition of Nehring, partially offset by lower employment costs, including incentive compensation, of $0.4 million.

Climate Segment

The following table compares summary operating results for the third quarter and first nine months of 2025 and 2024 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 27, 2025	September 28, 2024	2025 vs. 2024	September 27, 2025	September 28, 2024	2025 vs. 2024

Net sales	$126,665	$128,482	(1.4)%	$387,287	$375,824	3.1%
Operating income	38,900	40,768	(4.6)	117,152	112,336	4.3

Sales for the third quarter of 2025 decreased primarily as a result of a decrease in volume in certain product lines. Sales for the first nine months of 2025 increased primarily as a result of an increase in volume in certain product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the third quarter and first nine months of 2025 and 2024:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Cost of goods sold	$79,028	$81,579	$241,994	$239,461
Depreciation and amortization	1,657	1,650	5,075	4,891
Selling, general and administrative expense	7,080	7,152	22,056	21,803
Loss (gain) on disposal of assets	—	(2,667)	1,010	(2,667)

Operating expenses	$87,765	$87,714	$270,135	$263,488

	For the Quarter Ended		For the Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Cost of goods sold	62.4%	63.5%	62.5%	63.7%
Depreciation and amortization	1.3	1.3	1.3	1.3
Selling, general and administrative expense	5.6	5.6	5.7	5.8
Loss (gain) on disposal of assets	—	(2.1)	0.3	(0.7)

Operating expenses	69.3%	68.3%	69.8%	70.1%

Cost of goods sold decreased during the third quarter of 2025 primarily due to factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 37.6 percent compared with 36.5 percent in the prior year quarter. Depreciation and amortization and selling, general, and administrative expense were consistent with the third quarter of 2024. In addition, during the third quarter of 2024, the segment recognized a gain of $2.7 million on the sale of a building.

Cost of goods sold increased during the first nine months of 2025 primarily due to factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 37.5 percent compared with 36.3 percent in the prior year. Depreciation and amortization and selling, general, and administrative expense were consistent with the first nine months of 2024. In addition, during the first nine months of 2025 the segment recorded a loss on the disposal of assets of $1.0 million. During the first nine months of 2024, the segment recognized a gain of $2.7 million on the sale of a building.

Liquidity and Capital Resources

The following table presents selected financial information for the first nine months of 2025 and 2024:

(In thousands)	2025	2024

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$223,991	$(208,618)
Short-term investments	32,558	(93,697)
Property, plant, and equipment, net	15,571	121,069
Goodwill and intangible assets, net	(27,636)	447,643
Total debt	(1,094)	(35)
Working capital, net of cash and current debt	85,661	4,610

Net cash provided by operating activities	614,233	505,787
Net cash used in investing activities	(32,787)	(571,250)
Net cash used in financing activities	(367,291)	(138,446)

Cash Flows from Operating Activities

During the nine months ended September 27, 2025, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $618.0 million, (ii) an increase in current liabilities of $120.8 million, and (iii) non-capital related insurance proceeds of $15.5 million for the March 2023 tornado in Covington, Tennessee. There were also increases due to non-cash adjustments primarily consisting of (i) depreciation and amortization of $51.6 million (ii) stock-based compensation expense of $20.3 million, and (iii) deferred income tax expense of $10.6 million. These increases were partially offset by (i) an increase in accounts receivable of $100.8 million, (ii) the gain of $41.1 million related to insurance proceeds for the March 2023 tornado in Covington, Tennessee, (iii) an increase in inventories of $40.7 million, (iv) gains on the disposal of properties of $26.7 million, and (v) unrealized gains on short-term investments of $5.9 million.

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

Cash Flows from Investing Activities

The major components of net cash used in investing activities during the nine months ended September 27, 2025 included (i) capital expenditures of $49.0 million and (ii) the purchase of short-term investments of $26.6 million. These uses were partially offset by (i) proceeds from the sale of properties of $38.5 million and (ii) insurance proceeds of $4.5 million for property and equipment related to the March 2023 tornado in Covington, Tennessee.

The major components of net cash used in investing activities during the nine months ended September 28, 2024 included (i) $602.7 million for the purchase of Nehring and Elkhart, net of cash acquired, (ii) capital expenditures of $51.3 million, (iii) investments in unconsolidated affiliates of $8.7 million, (iv) the purchase of long-term investments of $8.0 million, (v) the purchase of short-term investments of $4.3 million, and (vi) the issuance of notes receivable of $3.8 million. These uses were partially offset by (i) proceeds from the sale of securities of $98.5 million and (ii) proceeds from the sale of properties of $9.0 million.

Cash Flows from Financing Activities

For the nine months ended September 27, 2025, net cash used in financing activities consisted primarily of (i) $243.6 million used to repurchase common stock of the Company, (ii) $81.7 million used for the payment of regular quarterly dividends to stockholders of the Company, (iii) $29.5 million net cash used to settle stock-based awards, and (iv) $12.2 million used for the payment of dividends to noncontrolling interests.

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

As of September 27, 2025, we had $1.3 billion of cash on hand and $371.8 million available to be drawn under the Credit Agreement. Our current ratio was 4.8 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $1.2 million during the first nine months of 2025.  We expect to spend approximately $3.5 million over the next twelve months for ongoing environmental remediation activities.

The Company declared a quarterly cash dividend of 25.0 cents per common share during the first, second, and third quarters of 2025, and 20.0 cents per common share during the first, second, and third quarters of 2024, respectively.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of September 27, 2025, the Company had no debt.

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures March 31, 2026.  There were no borrowings outstanding under the Credit Agreement as of September 27, 2025. The Credit Agreement backed approximately $28.2 million in letters of credit at the end of the third quarter of 2025.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of September 27, 2025, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until July 2026, the authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 27, 2025, the Company has repurchased approximately 19.0 million shares under this authorization.  See Part II., Item 2. below for information about the Company’s share repurchases during the quarter ended September 27, 2025.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At September 27, 2025, we held open futures contracts to purchase approximately $23.3 million of copper over the next 12 months related to fixed-price sales orders and to sell approximately $7.5 million of copper over the next three months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of September 27, 2025, we held no open futures contracts to purchase natural gas.

Interest Rates

At September 27, 2025, we had no variable-rate debt and $28.2 million in letters of credit outstanding.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on the Secured Overnight Financing Rate (SOFR).

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At September 27, 2025, we had open forward contracts with a financial institution to sell approximately 4.5 million euros, 22.5 million Swedish kronor, and 6.2 million Norwegian kroner through January 2026.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of September 27, 2025.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 27, 2025 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending September 27, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2026, the authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 27, 2025, the Company had repurchased approximately 19.0 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended September 27, 2025.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

June 29, 2025 - July 26, 2025	4,044	$36.23	—	21,030,195
July 27, 2025 - August 23, 2025	294,245	$87.72	—	21,030,195
August 24, 2025 - September 27, 2025	—	$—	—	21,030,195
Total	298,289		—
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

Item 5.  Other Information

During the quarter ended September 27, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
October 22, 2025	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
October 22, 2025	Anthony J. Steinriede
Date	Vice President – Corporate Controller