Form 10-K
period 2025-12-27
MUELLER INDUSTRIES INC
filed 2026-02-25
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $8,641,564,012.

The number of shares of the Registrant’s common stock outstanding as of February 18, 2026 was 110,964,294 excluding 49,401,714 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference into this Report: Registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, scheduled to be mailed on or about March 26, 2026 (Part III).

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

We acquired Elkhart Products Corporation on August 2, 2024, and increased our equity interest in Mueller Middle East to 55 percent on December 7, 2021.  These acquisitions complement our existing businesses in the Piping Systems segment.

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

The total amount of order backlog for the Piping Systems segment as of December 27, 2025 was not significant.

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

Competitors, primarily in the brass rod market, include Wieland Chase, LLC, a subsidiary of Wieland-Werke AG, and several foreign manufacturers. Our wire and cable business competitors include Prysmian S.p.A. and Southwire Company, LLC.

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

We acquired H&C Flex on January 29, 2021.  This acquisition complements our existing businesses in the Climate segment.

We disposed of Fabricated Tube Products and Shoals on July 28, 2021. Fabricated Tube Products manufactured tubular assemblies and fabrications for OEMs in the HVAC and refrigeration markets; Shoals manufactured brazed manifolds, headers, and distributor assemblies.

The segment sells predominantly to wholesalers and OEMs in the HVAC and refrigeration markets in the U.S.  The total amount of order backlog for the Climate segment as of December 27, 2025 was not significant.

Human Capital Resources

As of December 27, 2025, the Company employed approximately 4,832 employees, of which approximately 1,820 were represented by various unions.  Those union contracts will expire as follows:

Location	Expiration Date
Port Huron, Michigan (Local 218 IAM)	May 3, 2026
Wynne, Arkansas (MCTP)	November 30, 2029
Port Huron, Michigan (Local 44 UAW)	May 4, 2028
Wynne, Arkansas (B&K LLC)	August 5, 2029
Fulton, Mississippi	October 2, 2028
University Park, Illinois	May 31, 2028
Woodbridge, New Jersey	April 30, 2026
DeKalb, Illinois	June 5, 2027

The union agreements at the Company’s U.K. and Mexico operations are renewed annually.  The Company expects to renew its union contracts without material disruption to its operations. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees and directors through the granting of stock-based compensation awards. The health and safety of our employees is our high priority.

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

Our copper tube facilities can accommodate both refined copper and certain grades of copper scrap as the primary feedstock.  The Company has commitments from refined copper producers for a portion of its metal requirements for 2026.  Adequate quantities of copper are currently available.  While we will continue to react to market developments, resulting pricing volatility or supply disruptions, if any, could nonetheless adversely affect the Company.

Environmental Proceedings

Compliance with environmental laws and regulations is a matter of high priority for the Company.  Mueller’s provision for environmental matters related to all properties was $2.0 million for 2025, $1.8 million for 2024, and $0.7 million for 2023.  The reserve for environmental matters was $18.9 million at December 27, 2025 and $18.4 million at December 28, 2024.  Environmental expenses related to non-operating properties are presented below operating income in the Consolidated Statements of Income, and costs related to operating properties are included in cost of goods sold.  We currently anticipate that we will need to make expenditures of approximately $5.2 million for compliance activities related to existing environmental matters during the next three fiscal years.

For a description of material pending environmental proceedings, see “Note 15 – Commitments and Contingencies” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Other Business Factors

Our business is not materially dependent on patents, trademarks, licenses, franchises, or concessions held.  In addition, expenditures for Company-sponsored research and development activities were not material during 2025, 2024, or 2023.  No material portion of our business involves governmental contracts.

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

Both the costs of raw materials used in our manufactured products (copper, brass, zinc, and aluminum) and energy costs (electricity, natural gas and fuel) have been volatile during the last several years, which has resulted in changes in production and distribution costs.  Fluctuations in commodities prices are caused by varied and complex factors beyond our control, including global supply and demand impacted by industry production and inventory levels; global economic and political conditions; national and international regulatory, trade and/or tax policies, including tariffs and other controls or restrictions on imports and exports; current inflation rates and expectations regarding future inflation rates; and the strength of the U.S. dollar compared to foreign currencies. For example, tariffs may impact the total cost of our products and the components and raw materials that go into manufacturing them and could adversely impact the gross margin the Company earns on its products. Fuel and utility costs also have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets, including increased demand resulting from data center development.

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

There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, tariffs and taxes. Current or future tariffs imposed by the U.S. may negatively impact our customers’ businesses, thereby causing an indirect negative impact on our sales. For example, during 2025, the U.S. presidential administration threatened or imposed tariffs on imports from various countries, including China, Mexico, and Canada. In response, some of these countries threatened or announced tariffs on imports from the U.S. Further, on February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). Following the Supreme Court's decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. The extent to which these threats will be enacted and the duration for which enacted tariffs will be in place remain uncertain and could lead to economic decline, which could negatively impact demand for our products and adversely affect our results of operations.

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

We conduct our business through subsidiaries in several different countries and export our products to many countries.  Fluctuations in currency exchange rates could have a significant impact on the competitiveness of our products as well as the reported results of our operations, which are presented in U.S. dollars.  A portion of our products are manufactured in or acquired from suppliers located in lower cost regions.  Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange fluctuations.  While the U.S. dollar has weakened in recent months, any future strengthening of the U.S. dollar could expose our U.S. based businesses to competitive threats from lower cost producers in other countries such as China.  Lastly, our sales are translated into U.S. dollars for reporting purposes.  The strengthening of the U.S. dollar could result in unfavorable translation effects when the results of foreign operations are translated into U.S. dollars.  Accordingly, significant changes in exchange rates, particularly the British pound sterling, Mexican peso, Canadian dollar, and the South Korean won, could have an adverse impact on our results of operations or financial position.

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

Location of Facility	Building Space (Sq. Ft.)	Primary Use	Owned or Leased

Piping Systems Segment
Fulton, MS	778,065	Manufacturing, Packaging, & Distribution	Owned
Bilston, England, United Kingdom	402,500	Manufacturing	Owned
Wynne, AR	400,000	Manufacturing & Distribution	Owned
Yangju City, Gyeonggi Province, South Korea	343,909	Manufacturing	Owned
Woodbridge, NJ	247,000	Distribution	Leased
London, Ontario, Canada	200,400	Manufacturing	Owned
Al Hidd, Kingdom of Bahrain	183,524	Manufacturing & Distribution	Owned
Wynne, AR	180,000	Distribution	Owned
Covington, TN	159,500	Manufacturing	Owned
Monterrey, Mexico	152,000	Manufacturing & Distribution	Leased
Monterrey, Mexico	132,000	Manufacturing	Leased
Fayetteville, AR	110,000	Manufacturing	Owned
Ennis, TX	109,700	Distribution	Leased
University Park, IL	90,900	Distribution	Leased
Ansonia, CT	89,396	Manufacturing & Distribution	Owned
Kansas City, MO	85,000	Distribution	Leased
St. Thomas, Ontario, Canada	73,124	Distribution	Leased
Shelby, OH	61,750	Distribution	Leased
Ontario, CA	54,209	Distribution	Leased
Jacksonville, FL	48,000	Distribution	Leased

Location of Facility	Building Space (Sq. Ft.)	Primary Use	Owned or Leased
Industrial Metals Segment
DeKalb, IL	593,000	Manufacturing & Distribution	Owned
Port Huron, MI	450,000	Manufacturing	Owned
New Market, VA	413,120	Manufacturing & Distribution	Owned
Belding, MI	293,068	Manufacturing	Owned
Brooklyn, OH	163,200	Manufacturing	Leased
Marysville, MI	81,500	Manufacturing	Owned
Brighton, MI	65,000	Machining	Leased
DeKalb, IL	18,000	Manufacturing & Distribution	Leased

Climate Segment
Plainville, GA	313,835	Manufacturing & Distribution	Owned
Fort Worth, TX	266,485	Manufacturing	Owned
Phoenix, AZ	250,250	Manufacturing & Distribution	Owned
Olive Branch, MS	205,264	Manufacturing & Distribution	Owned
Tampa, FL	202,614	Manufacturing & Distribution	Owned
Crawsfordville, IN	153,600	Manufacturing & Distribution	Owned
Fort Worth, TX	153,374	Manufacturing	Owned
Bluffs, IL	150,000	Manufacturing	Owned
Vineland, NJ	136,000	Manufacturing & Distribution	Owned
Sanger, CA	127,390	Manufacturing & Distribution	Leased
Sacramento, CA	121,240	Manufacturing & Distribution	Owned
Fort Worth, TX	103,125	Manufacturing & Distribution	Owned
Hickory, NC	100,000	Manufacturing	Owned
Hartsville, TN	92,000	Manufacturing	Owned
Houston, TX	72,000	Manufacturing & Distribution	Owned
Guadalupe, Mexico	67,411	Manufacturing & Distribution	Leased
Baltimore, MD	62,500	Manufacturing & Distribution	Owned
Hartsville, TN	51,500	Distribution	Leased
Lawrenceville, GA	42,000	Manufacturing	Leased
Xinbei District, Changzhou, China	33,940	Manufacturing	Leased
Hartsville, TN	4,000	Distribution	Leased

ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “MLI.”  As of February 18, 2026, the number of holders of record of Mueller’s common stock was 492.

During fiscal year 2024, we paid a quarterly cash dividend of $0.20 per share of common stock. During fiscal year 2025, we paid a quarterly cash dividend of $0.25 per share of common stock.

Payment of dividends in the future is dependent upon the Company’s financial condition, cash flows, capital requirements, earnings, and other factors.

See “Part III, Item 12, Equity Compensation Plan Information” for information regarding securities authorized for issuance under the Company’s equity compensation plans.

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2026, the authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 27, 2025, the Company has repurchased approximately 19.0 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the quarter ended December 27, 2025.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

September 28, 2025 – October 25, 2025	—	$—	—	21,030,195
October 26, 2025 – November 22, 2025	566	106.92	—	21,030,195
November 23, 2025 – December 27, 2025	765	17.23	—	21,030,195
Total	1,331		—
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

Company Stock Performance

The following graph compares total stockholder return since December 26, 2020 to the Dow Jones U.S. Total Return Index (Total Return Index) and the Dow Jones U.S. Building Materials & Fixtures Index (Building Materials Index).  Total return values for the Total Return Index, the Building Materials Index and the Company were calculated based on cumulative total return values assuming reinvestment of regular quarterly dividends paid by the Company.

	2020	2021	2022	2023	2024	2025
Mueller Industries, Inc.	100.00	169.46	173.69	281.97	484.47	723.74
Dow Jones U.S. Total Return Index	100.00	126.50	101.96	129.00	160.54	188.41
Dow Jones U.S. Building Materials & Fixtures Index	100.00	149.69	108.67	152.55	181.25	192.89

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of December 27, 2025.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 27, 2025 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As required by Rule 13a-15(c) under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 27, 2025 based on the control criteria established in a report entitled Internal Control—Integrated Framework, (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such evaluation, management has concluded that our internal control over financial reporting was effective as of December 27, 2025.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 27, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mueller Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Mueller Industries, Inc.’s internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mueller Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 27, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 27, 2025 and December 28, 2024, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 27, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

Memphis, Tennessee
February 25, 2026

ITEM 9B.	OTHER INFORMATION

During the quarter ended December 27, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is contained under the captions “Beneficial Ownership of Common Stock by Insiders,” “Corporate Governance,” “Report of the Audit Committee of the Board of Directors,” and “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC on or about March 26, 2026, which is incorporated herein by reference.

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

The information required by Item 11 is contained under the captions “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “2025 Director Compensation,” and “Corporate Governance” in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC on or about March 26, 2026, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table discloses information regarding the securities to be issued and the securities remaining available for issuance under the Registrant’s stock-based incentive plans as of December 27, 2025 (shares in thousands):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	284	$15.90	3,091

Equity compensation plans not approved by security holders	—	—	—

Total	284	$15.90	3,091

Other information required by Item 12 is contained under the captions “Principal Stockholders” and “Beneficial Ownership of Common Stock by Insiders” in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC on or about March 26, 2026, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption “Corporate Governance” in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC on or about March 26, 2026, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is contained under the caption “Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC on or about March 26, 2026, which is incorporated herein by reference.

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
10.7Summary description of the Registrant’s 2026 incentive plan for certain key employees.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2026.

MUELLER INDUSTRIES, INC.

/s/ Gregory L. Christopher
Gregory L. Christopher, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gregory L. Christopher Gregory L. Christopher	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	February 25, 2026

/s/ Terry Hermanson	Lead Independent Director	February 25, 2026
Terry Hermanson

/s/ Elizabeth Donovan	Director	February 25, 2026
Elizabeth Donovan

/s/ William C. Drummond	Director	February 25, 2026
William C. Drummond

/s/ Gary S. Gladstein	Director	February 25, 2026
Gary S. Gladstein

/s/ Scott J. Goldman	Director	February 25, 2026
Scott J. Goldman

/s/ John B. Hansen	Director	February 25, 2026
John B. Hansen

/s/ Charles P. Herzog, Jr.	Director	February 25, 2026
Charles P. Herzog, Jr.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title	Date

/s/ Jeffrey A. Martin	February 25, 2026
Jeffrey A. Martin
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede	February 25, 2026
Anthony J. Steinriede
Vice President – Corporate Controller

MUELLER INDUSTRIES, INC.

FINANCIAL STATEMENT SCHEDULE

Schedule for the years ended December 27, 2025, December 28, 2024, and December 30, 2023

Valuation and Qualifying Accounts (Schedule II)	F-64

FINANCIAL REVIEW

The Financial Review section of our Annual Report on Form 10-K consists of the following: Management’s Discussion and Analysis of Results of Operations and Financial Condition (MD&A), the Consolidated Financial Statements, and Other Financial Information, all of which include information about our significant accounting policies, practices, and the transactions that impact our financial results.  The following MD&A describes the principal factors affecting the results of operations, liquidity and capital resources, contractual cash obligations, and the critical accounting estimates of the Company.  The following discussion compares our results for the year ended December 27, 2025 to the year ended December 28, 2024. The discussion comparing our results for the year ended December 28, 2024 to the year ended December 30, 2023 is included within the MD&A in our 2024 Annual Report on Form 10-K and is incorporated herein by reference. The discussion in the Financial Review section should be read in conjunction with the other sections of this Annual Report, particularly “Item 1: Business” and our other detailed discussion of risk factors included in this MD&A.

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

According to the U.S. Census Bureau, actual housing starts in the U.S. were 1.36 million in 2025 compared to 1.37 million in 2024.  The average 30-year fixed mortgage rate was approximately 6.60 percent in 2025 and 6.72 percent in 2024.  The private nonresidential construction sector, includes offices, industrial, health care, and retail projects.  According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $737.4 billion in October 2025 and $744.0 billion in 2024.

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

RESULTS OF OPERATIONS

Consolidated Results

The following table compares summary operating results for 2025 and 2024:

			Percent Change
(In thousands)	2025	2024	2025 vs. 2024

Net sales	$4,178,547	$3,768,766	10.9%
Operating income	958,542	770,389	24.4
Net income	765,191	604,879	26.5

The increase in net sales in 2025 was primarily due to (i) higher net selling prices of $336.9 million in our core product lines, primarily copper tube, copper fittings, and brass rod, (ii) incremental sales of $208.1 million recorded by Nehring, acquired in fiscal June 2024, (iii) an increase in sales of $41.5 million in our non-core product lines, and (iv) incremental sales of $35.1 million recorded by Elkhart, acquired in fiscal August 2024. These increases were partially offset by lower unit sales volume of $212.0 million in our core product lines.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the most recent three-year period:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2025 and 2024:

(In thousands)	2025	2024

Cost of goods sold	$2,966,083	$2,724,328
Depreciation and amortization	68,561	53,133
Selling, general, and administrative expense	248,651	226,696
Gain on disposal of assets, net	(25,878)	(5,780)
Impairment charges	3,735	—
Gain on insurance proceeds	(41,147)	—

Operating expenses	$3,220,005	$2,998,377

	2025	2024

Cost of goods sold	71.0%	72.3%
Depreciation and amortization	1.6	1.4
Selling, general, and administrative expense	6.0	6.0
Gain on disposal of assets, net	(0.6)	(0.2)
Impairment charges	0.1	—
Gain on insurance proceeds	(1.0)	—

Operating expenses	77.1%	79.5%

The increase in cost of goods sold in 2025 was primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 29.0 percent compared with 27.7 percent in the prior year.

Depreciation and amortization increased in 2025 primarily as a result of incremental expenses associated with the acquisitions of Nehring and Elkhart.

Selling, general, and administrative expenses increased in 2025 primarily due to (i) product-related costs of $10.0 million, (ii) higher foreign currency transaction losses of $9.9 million, (iii) higher employment costs of $4.7 million, (iv) higher sales and marketing costs of $2.1 million, (v) higher repairs and maintenance of $1.3 million, and (vi) incremental expenses of $0.8 million associated with the acquisitions of Nehring and Elkhart. These increases were partially offset by income of $4.6 million recognized for a change in fair value of contingent consideration arrangements associated with businesses acquired.

During 2025, we recognized a gain of $41.1 million for the excess of insurance proceeds received over the losses incurred related to the March 2023 tornado at our Covington, Tennessee manufacturing operation and net gains on the disposal of assets of $25.9 million. We also recognized fixed asset impairment charges on idled equipment of $3.7 million.

During 2024, we recognized net gains on the disposal of assets of $5.8 million.

Interest income was lower in 2025 than in 2024 primarily as a result of lower interest rates.

During 2025, we recognized realized and unrealized gains on short-term investments of $18.5 million compared to $0.9 million in 2024. These gains were higher in 2025 due to the performance of short-term investments.

During 2025, we recognized a $4.8 million expense related to the withdrawal from a multiemployer pension plan. During 2024, we recognized a gain of $1.3 million for the extinguishment of a New Markets Tax Credit liability.

Environmental expense for our non-operating properties in 2025 was consistent with 2024.

In 2025, we recognized other income, net of $1.3 million compared to other expense, net, of $2.9 million in 2024. This change was primarily due to (i) net losses of $2.4 million on foreign currency hedges recognized in 2024 and (ii) investment expenses of $1.6 million recognized in 2024.

Income tax expense was $247.4 million in 2025, representing an effective tax rate of 24.4 percent.  This rate was higher than what would be computed using the U.S. statutory federal rate primarily due to (i) the provision for state and local income taxes, net of the federal benefit, of $36.2 million and (ii) the effect of foreign statutory rates different from the U.S. federal rate and other foreign adjustments of $6.2 million. These items were partially offset by other adjustments of $7.6 million.

Income tax expense was $205.1 million in 2024, representing an effective tax rate of 25.0 percent.  This rate was higher than what would be computed using the U.S. statutory federal rate primarily due to (i) the provision for state and local income taxes, net of the federal benefit, of $19.8 million, (ii) the effect of foreign statutory rates different from the U.S. federal rate and other foreign adjustments of $9.3 million, and (iii) other adjustments of $3.6 million.

During 2025, we recognized net income of $8.6 million on our investments in unconsolidated affiliates, net of foreign tax, compared to net income of $2.2 million in 2024. The net income on these investments for 2025 included losses of $2.5 million for Tecumseh and income of $11.1 million for the retail distribution business. The net income on these investments for 2024 included losses of $9.5 million for Tecumseh and income of $11.7 million for the retail distribution business.

Piping Systems Segment

The following table compares summary operating results for 2025 and 2024 for the businesses comprising our Piping Systems segment:

			Percent Change
(In thousands)	2025	2024	2025 vs. 2024

Net sales	$2,708,727	$2,514,096	7.7%
Operating income	772,316	617,451	25.1

The increase in net sales in 2025 was primarily attributable to (i) higher net selling prices of $299.1 million in the segment’s core product lines, primarily copper tube and copper fittings, (ii) incremental sales of $35.1 million recorded by Elkhart, and (iii) an increase in sales of $18.3 million in the segment’s non-core product lines. These increases were partially offset by lower unit sales volume of $154.2 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2025 and 2024:

(In thousands)	2025	2024

Cost of goods sold	$1,844,086	$1,781,155
Depreciation and amortization	22,657	20,048
Selling, general, and administrative expense	123,787	95,185
(Gain) loss on disposal of assets, net	(14,990)	257
Impairment charges	2,018	—
Gain on insurance proceeds	(41,147)	—

Operating expenses	$1,936,411	$1,896,645

	2025	2024

Cost of goods sold	68.1%	70.8%
Depreciation and amortization	0.8	0.8
Selling, general, and administrative expense	4.6	3.8
(Gain) loss on disposal of assets, net	(0.6)	—
Impairment charges	0.1	—
Gain on insurance proceeds	(1.5)	—

Operating expenses	71.5%	75.4%

Gross margin as a percentage of sales was 31.9 percent compared with 29.2 percent in the prior year. The increase in cost of goods sold in 2025 was primarily due to the factors noted above regarding the change in net sales.

Depreciation and amortization increased in 2025 primarily as a result of incremental expenses associated with the acquisition of Elkhart.

Selling, general, and administrative expense increased for 2025 primarily as a result of (i) product-related costs of $10.0 million, (ii) higher foreign currency transaction losses of $9.3 million, (iii) higher employment costs of $4.5 million, (iv) incremental expenses of $3.0 million associated with the acquisition of Elkhart, and (v) higher sales and marketing expense of $2.1 million.

During 2025, the segment recognized net gains on the disposal of assets of $15.0 million and a gain of $41.1 million for the excess of insurance proceeds received over the losses incurred related to the March 2023 tornado at our Covington, Tennessee manufacturing operation. The segment also recognized fixed asset impairment charges on idled equipment of $2.0 million.

Industrial Metals Segment

The following table compares summary operating results for 2025 and 2024 for the businesses comprising our Industrial Metals segment:

			Percent Change
(In thousands)	2025	2024	2025 vs. 2024

Net sales	$1,023,629	$818,439	25.1%
Operating income	105,048	92,560	13.5

The increase in net sales in 2025 was primarily due to (i) incremental sales of $208.1 million recorded by Nehring, (ii) higher net selling prices of $37.8 million in the segment’s core product lines, primarily brass rod, and (iii) an increase in sales of $14.2 million in the segment’s non-core product lines. These increases were partially offset by lower unit sales volume of $57.8 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2025 and 2024:

(In thousands)	2025	2024

Cost of goods sold	$859,760	$685,732
Depreciation and amortization	33,699	21,511
Selling, general, and administrative expense	23,438	18,636
Gain on disposal of assets, net	(33)	—
Impairment charges	1,717	—

Operating expenses	$918,581	$725,879

	2025	2024

Cost of goods sold	84.0%	83.8%
Depreciation and amortization	3.3	2.6
Selling, general, and administrative expense	2.3	2.3
Gain on disposal of assets, net	—	—
Impairment charges	0.2	—

Operating expenses	89.8%	88.7%

Gross margin as a percentage of sales was 16.0 percent compared with 16.2 percent in the prior year. The increase in cost of goods sold in 2025 was primarily due to the factors noted above regarding the change in net sales.

Depreciation and amortization increased in 2025 as a result of incremental expenses associated with the acquisition of Nehring.

Selling, general, and administrative expense increased in 2025 primarily as a result of incremental expenses of $4.7 million associated with the acquisition of Nehring.

During 2025, the segment recognized fixed asset impairment charges on idled equipment of $1.7 million.

Climate Segment

The following table compares summary operating results for 2025 and 2024 for the businesses comprising our Climate segment:

			Percent Change
(In thousands)	2025	2024	2025 vs. 2024

Net sales	$497,929	$488,446	1.9%
Operating income	145,053	146,054	(0.7)

Net sales increased for 2025 primarily as a result of an increase in volume and price in certain product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for 2025 and 2024:

(In thousands)	2025	2024

Cost of goods sold	$315,472	$311,572
Depreciation and amortization	6,741	6,535
Selling, general, and administrative expense	29,653	28,756
Loss (gain) on disposal of assets, net	1,010	(4,471)

Operating expenses	$352,876	$342,392

	2025	2024

Cost of goods sold	63.4%	63.8%
Depreciation and amortization	1.4	1.3
Selling, general, and administrative expense	6.0	5.9
Loss (gain) on disposal of assets, net	0.2	(0.9)

Operating expenses	71.0%	70.1%

Cost of goods sold increased in 2025, consistent with factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 36.6 percent compared with 36.2 percent in the prior year.

Depreciation and amortization and selling, general, and administrative expenses were consistent with the prior year.

During 2025, the segment recognized net losses on the disposal of assets of $1.0 million. During 2024, the segment recognized net gains of $4.5 million on the sale of two buildings.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information for 2025 and 2024:

(In thousands)	2025	2024

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$346,262	$(135,328)
Short-term investments	859	(76,272)
Property, plant, and equipment, net	21,335	129,966
Goodwill and intangible assets, net	(32,254)	419,494
Total debt	(1,094)	113
Working capital, net of cash and current debt	87,501	25,321

Net cash provided by operating activities	755,444	645,908
Net cash used in investing activities	(24,911)	(606,935)
Net cash used in financing activities	(394,618)	(160,478)

Cash Provided by Operating Activities

During 2025, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $773.6 million, (ii) an increase in current liabilities of $35.1 million, and (iii) non-capital related insurance proceeds of $15.5 million for the March 2023 tornado in Covington, Tennessee. There were also increases due to non-cash adjustments primarily consisting of (i) depreciation and amortization of $68.6 million and (ii) stock-based compensation expense of $26.8 million. These increases were partially offset by (i) the gain of $41.1 million related to insurance proceeds for the March 2023 tornado in Covington, Tennessee, (ii) an increase in inventories of $40.4 million, (iii) gains on the disposal of assets of $25.9 million, (iv) an increase in accounts receivable of $19.1 million, (v) gains on the sale of securities of $16.7 million, and (vi) an increase in other assets of $16.4 million.

During 2024, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $617.5 million, (ii) an increase in current liabilities of $24.4 million, (iii) non-capital related insurance proceeds of $18.9 million for the March 2023 tornado in Covington, Tennessee, and (iv) dividends from unconsolidated affiliates of $4.8 million. There were also increases due to non-cash adjustments primarily consisting of (i) depreciation and amortization of $53.4 million and (ii) stock-based compensation expense of $26.8 million. These increases were partially offset by (i) an increase in accounts receivable of $56.6 million, (ii) an increase in inventories of $32.8 million, and (iii) gains on the disposal of properties of $5.8 million.

Cash Used in Investing Activities

The major components of net cash used in investing activities in 2025 included (i) the purchase of short-term investments of $70.7 million, (ii) capital expenditures of $68.8 million, and (iii) investments in unconsolidated affiliates of $17.9 million. These uses were partially offset by (i) proceeds from the sale of securities of $88.4 million, (ii) proceeds from the sale of properties of $38.5 million, and (iii) insurance proceeds of $4.5 million for property and equipment related to the March 2023 tornado in Covington, Tennessee.

The major components of net cash used in investing activities in 2024 included (i) $602.7 million for the acquisitions of Nehring and Elkhart, net of cash acquired, (ii) capital expenditures of $80.2 million, (iii) the purchase of short-term investments of $21.3 million, (iv) investments in unconsolidated affiliates of $8.7 million, (v) the purchase of long-term investments of $6.8 million, and (vi) the issuance of notes receivable of $3.8 million. These uses were partially offset by (i) proceeds from the sale of securities of $98.5 million, (ii) proceeds from the sale of properties of $12.0 million, and (iii) insurance proceeds of $6.1 million for property and equipment related to the March 2023 tornado in Covington, Tennessee.

Cash Used in Financing Activities

For 2025, net cash used in financing activities consisted primarily of (i) $243.6 million used for the repurchase of common stock of the Company, (ii) $109.1 million used for the payment of regular quarterly dividends to stockholders of the Company, (iii) $29.5 million used to settle stock-based awards, and (iv) $12.2 million used for the payment of dividends to noncontrolling interests.

For 2024, net cash used in financing activities consisted primarily of (i) $89.1 million used for the payment of regular quarterly dividends to stockholders of the Company, (ii) $48.7 million used for the repurchase of common stock of the Company, and (iii) $22.9 million used to settle stock-based awards.

Liquidity and Outlook

We believe that cash provided by operations, funds available under the Credit Agreement, and cash on hand will be adequate to meet our liquidity needs, including working capital, capital expenditures, and debt payment obligations.  Our current ratio was 5.9 to 1 as of December 27, 2025.

As of December 27, 2025, $194.6 million of our cash and cash equivalents were held by foreign subsidiaries.  The Company continues to assert that a portion of the undistributed earnings of its foreign subsidiaries are permanently reinvested.  No taxes have been accrued with respect to these undistributed earnings or any additional outside basis differences. The Company has accrued appropriate taxes for any undistributed earnings that are not considered permanently reinvested.

We believe that cash held domestically, funds available through the Credit Agreement, and cash generated from U.S. based operations will be adequate to meet the future needs of our U.S. based operations.

Fluctuations in the cost of copper and other raw materials affect the Company’s liquidity.  Changes in material costs directly impact components of working capital, primarily inventories, accounts receivable, and accounts payable.  The price of copper has fluctuated significantly and averaged approximately $4.81 in 2025, $4.22 in 2024, and $3.86 in 2023.

We have several environmental remediation obligations which we expect to pay over future years.  Approximately $1.7 million was spent during 2025 for environmental matters.  As of December 27, 2025, we expect to spend $3.2 million in 2026, $1.1 million in 2027, $0.9 million in 2028, $1.0 million in 2029, $0.9 million in 2030, and $11.8 million thereafter for ongoing projects.

Cash used to fund pension and other postretirement benefit obligations was $0.5 million in 2025 and $0.7 million in 2024.  We anticipate making contributions of approximately $1.2 million to these plans in 2026. In 2025 we withdrew from the IAM National Pension Fund and recognized $4.8 million in related expenses, which represents our best estimate of probable loss for the related withdrawal liability anticipated in 2026.

The Company declared and paid a quarterly cash dividend of 15 cents per common share during each quarter of 2023, 20 cents per common share during each quarter of 2024, and 25 cents per common share during each quarter of 2025.  Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, and other factors.

Capital Expenditures

During 2025 our capital expenditures were $68.8 million.  We anticipate investing approximately $80.0 million to $90.0 million for capital expenditures in 2026.

Long-Term Debt

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures on March 31, 2026.  Funds borrowed under the Credit Agreement may be used for working capital purposes and other general corporate purposes.  In addition, the Credit Agreement provides a sublimit of $50.0 million for the issuance of letters of credit, a sublimit of $35.0 million for loans and letters of credit made in certain foreign currencies, and a swing line loan sublimit of $25.0 million.  Outstanding letters of credit and foreign currency loans reduce borrowing availability under the Credit Agreement.  There were no borrowings outstanding under the Credit Agreement at December 27, 2025. We are currently negotiating a new credit agreement to replace the current Credit Agreement upon maturity.

Jungwoo-Mueller has several secured revolving credit arrangements with a total borrowing capacity of KRW 18.0 billion (or approximately $12.2 million).  Borrowings are secured by the real property and equipment of Jungwoo-Mueller.  There were no borrowings outstanding at Jungwoo-Mueller as of December 27, 2025.

As of December 27, 2025, the Company had no debt outstanding.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of December 27, 2025, we were in compliance with all of our debt covenants.

Share Repurchase Program
The Company’s Board of Directors has extended, until July 2026, its authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions. We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 27, 2025, the Company had repurchased approximately 19.0 million shares under this authorization.

CONTRACTUAL CASH OBLIGATIONS

The following table presents payments due by the Company under contractual obligations with minimum firm commitments as of December 27, 2025:

		Payments Due by Year
(In millions)	Total	2026	2027-2028	2029-2030	Thereafter

Operating and capital leases	$30.0	$9.7	$13.1	$5.9	$1.3
Heavy machinery and equipment	22.2	21.4	0.7	0.1	—
Purchase commitments (1)	1,437.6	1,435.7	1.1	0.6	0.2

Total contractual cash obligations	$1,489.8	$1,466.8	$14.9	$6.6	$1.5

(1)This includes contractual supply commitments totaling $1.31 billion at year-end prices; these contracts contain variable pricing based on Comex and the London Metals Exchange quoted prices. These commitments are for purchases of raw materials, primarily copper cathode and brass scrap, that are expected to be consumed in the ordinary course of business.

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

The Company occasionally enters into forward fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At December 27, 2025, we held open futures contracts to purchase approximately $16.6 million of copper over the next 12 months related to fixed-price sales orders and to sell approximately $164.9 million of copper over the next 12 months months related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  There were no open futures contracts to purchase natural gas at December 27, 2025.

Interest Rates

The Company had no variable-rate debt outstanding at December 27, 2025 and December 28, 2024.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pre-tax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on the Secured Overnight Financing Rate (SOFR).

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At December 27, 2025, we had open forward contracts with a financial institution to sell approximately 5.3 million euros, 36.6 million Swedish kronor, and 10.9 million Norwegian kroner through April 2026.

The Company’s primary foreign currency exposure arises from foreign-denominated revenues and profits and their translation into U.S. dollars.  The primary currencies to which we are exposed include the Canadian dollar, the British pound sterling, the Mexican peso, the South Korean won, and the Bahraini dinar.  The Company generally views its investments in foreign subsidiaries with a functional currency other than the U.S. dollar as long-term.  As a result, we generally do not hedge these net investments.  The net investment in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates was $403.2 million at December 27, 2025 and $326.4 million at December 28, 2024.  The potential loss in value of the Company’s net investment in foreign subsidiaries resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates at December 27, 2025 and December 28, 2024 amounted to $40.3 million and $32.6 million, respectively.  This change would be reflected in the foreign currency translation component of AOCI in the equity section of our Consolidated Balance Sheets until the foreign subsidiaries are sold or otherwise disposed.

We have significant investments in foreign operations whose functional currency is the British pound sterling, the Mexican peso, the Canadian dollar, the South Korean won, and the Bahraini dinar.  In 2025, the value of the British pound increased approximately seven percent, the Mexican peso increased approximately 14 percent, the Canadian dollar increased approximately five percent, and the South Korean won increased approximately two percent relative to the U.S. dollar. The Bahraini dinar is pegged to the U.S. dollar.  The resulting net foreign currency translation losses were included in calculating net other comprehensive income for the year ended December 27, 2025 and were recorded as a component of AOCI.

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

Impairment of Goodwill

As of December 27, 2025, we had $298.2 million of recorded goodwill from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets we have acquired.

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

The accounting guidance allows us to first assess qualitative factors to determine whether additional indefinite-lived intangible asset impairment testing, including goodwill, is required. We utilized this qualitative assessment in the annual goodwill impairment testing for all reporting units, except the Nehring Electrical Works reporting unit, in the fourth quarter of 2025. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of those reporting units exceeded their respective carrying values. The Company chose to perform a quantitative impairment analysis in the fourth quarter of 2025 for its Nehring Electrical Works reporting unit. As a result of the quantitative analysis, no impairment loss was recognized for the goodwill of the reporting unit.

Management believes the future sales growth and EBITDA margins in the long-range plan and the discount rate used in the valuations requires use of judgment. If any of the Company's reporting units do not meet their long-range plan estimates or discount rates increase significantly, the Company could be required to perform an interim goodwill impairment analysis and record impairment charges in future periods. The assumptions used for reporting units with fair values exceeding carrying values of 10 percent or less are more sensitive to future performance and will be monitored accordingly.

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

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 27, 2025, December 28, 2024, and December 30, 2023

(In thousands, except per share data)	2025	2024	2023

Net sales	$4,178,547	$3,768,766	$3,420,345

Cost of goods sold	2,966,083	2,724,328	2,433,511
Depreciation and amortization	68,561	53,133	39,954
Selling, general, and administrative expense	248,651	226,696	208,172
Gain on sale of businesses	—	—	(4,137)
Gain on disposal of assets, net	(25,878)	(5,780)	—
Impairment charges	3,735	—	6,258
Gain on insurance proceeds	(41,147)	—	(19,466)

Operating income	958,542	770,389	756,053

Interest expense	(108)	(410)	(1,221)
Interest income	41,068	53,468	38,208
Realized and unrealized gains on short-term investments	18,547	914	41,865
Gain on extinguishment of NMTC liability	—	1,265	7,534
Environmental expense	(2,151)	(2,218)	(825)
Pension plan termination expense	(4,830)	—	—
Other income (expense), net	1,294	(2,946)	3,618

Income before income taxes	1,012,362	820,462	845,232

Income tax expense	(247,351)	(205,076)	(220,762)
Income (loss) from unconsolidated affiliates, net of foreign tax	8,579	2,156	(14,821)

Consolidated net income	773,590	617,542	609,649

Net income attributable to noncontrolling interests	(8,399)	(12,663)	(6,752)

Net income attributable to Mueller Industries, Inc.	$765,191	$604,879	$602,897

Weighted average shares for basic earnings per share	109,475	111,385	111,420
Effect of dilutive stock-based awards	2,017	2,580	2,242

Adjusted weighted average shares for diluted earnings per share	111,492	113,965	113,662

Basic earnings per share	$6.99	$5.43	$5.41

Diluted earnings per share	$6.86	$5.31	$5.30

Dividends per share	$1.00	$0.80	$0.60

See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 27, 2025, December 28, 2024, and December 30, 2023

(In thousands)	2025	2024	2023

Consolidated net income	$773,590	$617,542	$609,649

Other comprehensive income (loss), net of tax:
Foreign currency translation	23,847	(30,541)	21,943
Net change with respect to derivative instruments and hedging activities, net of tax of $(549), $117, and $373	1,885	(404)	(1,273)
Net change in pension and postretirement obligation adjustments, net of tax of $(961), $1,235, and $1,308	2,987	(3,652)	(3,852)
Attributable to unconsolidated affiliates, net of tax of $(211), $334, and $(266)	725	(1,152)	917

Total other comprehensive income (loss), net	29,444	(35,749)	17,735

Consolidated comprehensive income	803,034	581,793	627,384
Comprehensive income attributable to noncontrolling interests	(6,337)	(9,972)	(7,533)

Comprehensive income attributable to Mueller Industries, Inc.	$796,697	$571,821	$619,851

See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 27, 2025 and December 28, 2024

(In thousands, except share data)	2025	2024

Assets

Current assets:
Cash and cash equivalents	$1,367,003	$1,037,229
Short-term investments	22,733	21,874
Accounts receivable, less allowance for credit losses of $2,545 in 2025 and $3,724 in 2024	475,566	450,113
Inventories	510,463	462,279
Other current assets	69,980	40,734

Total current assets	2,445,745	2,012,229

Property, plant, and equipment, net	536,466	515,131
Operating lease right-of-use assets	27,211	32,702
Goodwill, net	298,188	311,165
Intangible assets, net	287,080	306,357
Investment in unconsolidated affiliates	108,631	88,037
Other noncurrent assets	29,708	25,285

Total Assets	$3,733,029	$3,290,906

MUELLER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(continued)
As of December 27, 2025 and December 28, 2024

(In thousands, except share data)	2025	2024

Liabilities

Current liabilities:
Current portion of debt	$—	$1,094
Accounts payable	180,577	173,743
Accrued wages and other employee costs	58,125	60,136
Current portion of operating lease liabilities	8,520	8,117
Other current liabilities	165,912	154,897

Total current liabilities	413,134	397,987

Pension liabilities	212	3,059
Postretirement benefits other than pensions	8,181	8,140
Environmental reserves	15,684	15,423
Deferred income taxes	31,640	25,742
Noncurrent operating lease liabilities	18,970	24,547
Other noncurrent liabilities	9,302	11,600

Total liabilities	497,123	486,498

Equity

Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 250,000,000; issued 160,366,008; outstanding 111,179,750 in 2025 and 113,751,127 in 2024	1,604	1,604
Additional paid-in capital	345,033	330,532
Retained earnings	3,761,575	3,107,838
Accumulated other comprehensive loss	(50,835)	(80,279)
Treasury common stock, at cost	(847,411)	(586,530)

Total Mueller Industries, Inc. stockholders' equity	3,209,966	2,773,165
Noncontrolling interests	25,940	31,243

Total equity	3,235,906	2,804,408

Commitments and contingencies	—	—

Total Liabilities and Equity	$3,733,029	$3,290,906

See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 27, 2025, December 28, 2024, and December 30, 2023

(In thousands)	2025	2024	2023

Operating activities:
Consolidated net income	$773,590	$617,542	$609,649
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation	47,791	39,200	34,949
Amortization of intangibles	20,770	13,933	5,005
Amortization of debt issuance costs	—	243	870
(Income) loss from unconsolidated affiliates	(8,579)	(2,156)	14,821
Dividends from unconsolidated affiliates	6,824	4,769	—
Insurance proceeds - noncapital related	15,469	18,900	9,854
Gain on sale of securities	(16,695)	(365)	(17,100)
Gain on insurance proceeds	(41,147)	—	(19,466)
Stock-based compensation expense	26,764	26,787	23,131
Provision for doubtful accounts receivable	143	1,147	(84)
Gain on disposals of assets, net	(25,878)	(5,780)	(1)
Gain on sale of businesses	—	—	(4,137)
Unrealized gains on short-term investments	(1,852)	(549)	(24,765)
Impairment charges	3,735	—	6,258
Gain on extinguishment of NMTC liability	—	(1,265)	(7,534)
Deferred income tax expense (benefit)	6,565	(867)	4,790
Change in fair value of contingent consideration	(4,636)	—	—
Changes in assets and liabilities, net of effects of businesses acquired:
Receivables	(19,093)	(56,565)	30,915
Inventories	(40,428)	(32,768)	67,903
Other assets	(16,377)	(1,046)	(20,700)
Current liabilities	35,078	24,360	(40,606)
Other liabilities	(5,363)	(1,145)	(3,497)
Other, net	(1,237)	1,533	2,511

Net cash provided by operating activities	$755,444	$645,908	$672,766

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
Years Ended December 27, 2025, December 28, 2024, and December 30, 2023

(In thousands)	2025	2024	2023

Investing activities:
Proceeds from sale of assets, net of cash transferred	$38,508	$12,005	$279
Purchase of short-term investments	(70,748)	(21,325)	(106,231)
Purchase of long-term investments	(781)	(6,785)	—
Acquisition of businesses, net of cash acquired	—	(602,692)	—
Capital expenditures	(68,805)	(80,203)	(54,025)
Payment received for (issuance of) notes receivable with unconsolidated affiliates	1,250	(3,800)	—
Insurance proceeds - capital related	4,531	6,100	24,646
Proceeds from the sale of securities	88,436	98,465	55,454
Proceeds from the maturity of short-term investments	—	—	217,863
Dividends from unconsolidated affiliates	—	—	1,093
Investment received from noncontrolling interests	600	—	—
Investments in unconsolidated affiliates	(17,902)	(8,700)	(3,999)

Net cash (used in) provided by investing activities	$(24,911)	$(606,935)	$135,080

Financing activities:
Dividends paid to stockholders of Mueller Industries, Inc.	$(109,050)	$(89,107)	$(66,868)
Dividends paid to noncontrolling interests	(12,240)	—	(9,312)
Repayments of long-term debt	(185)	(222)	(241)
Issuance (repayment) of debt by consolidated joint ventures, net	—	397	(30)
Repurchase of common stock	(243,615)	(48,681)	(19,303)
Net cash used to settle stock-based awards	(29,528)	(22,865)	(8,755)

Net cash used in financing activities	$(394,618)	$(160,478)	$(104,509)

Effect of exchange rate changes on cash	10,347	(13,823)	5,590

Increase (decrease) in cash, cash equivalents, and restricted cash	346,262	(135,328)	708,927
Cash, cash equivalents, and restricted cash at the beginning of the year	1,038,895	1,174,223	465,296

Cash, cash equivalents, and restricted cash at the end of the year	$1,385,157	$1,038,895	$1,174,223

See accompanying notes to consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 27, 2025, December 28, 2024, and December 30, 2023

	2025		2024		2023
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at beginning of year	160,366	$1,604	160,366	$1,604	160,366	$802
Issuance of shares under two-for-one stock split	—	—	—	—	—	802

Balance at end of year	160,366	$1,604	160,366	$1,604	160,366	$1,604

Additional paid-in capital:
Balance at beginning of year		$330,532		$312,171		$297,270
Exercise of stock options, net of shares withheld		(126)		338		786
Stock-based compensation expense		26,764		26,787		23,131
Issuance of shares under two-for-one stock split		—		—		(802)
Issuance of restricted stock		(12,137)		(8,764)		(8,214)

Balance at end of year		$345,033		$330,532		$312,171

Retained earnings:
Balance at beginning of year		$3,107,838		$2,594,300		$2,059,796
Net income attributable to Mueller Industries, Inc.		765,191		604,879		602,897
Dividends paid or payable to stockholders of Mueller Industries, Inc.		(111,454)		(91,341)		(68,393)

Balance at end of year		$3,761,575		$3,107,838		$2,594,300

Accumulated other comprehensive loss:
Balance at beginning of year		$(80,279)		$(47,221)		$(64,175)
Total other comprehensive income (loss) attributable to Mueller Industries, Inc.		29,444		(33,058)		16,954

Balance at end of year		$(50,835)		$(80,279)		$(47,221)

MUELLER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(continued)
Years Ended December 27, 2025, December 28, 2024, and December 30, 2023

	2025		2024		2023
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Treasury stock:
Balance at beginning of year	46,615	$(586,530)	46,208	$(523,409)	46,363	$(502,779)
Issuance of shares under incentive stock plans	(892)	14,950	(929)	11,415	(987)	11,097
Repurchase of common stock	3,045	(243,615)	929	(48,681)	516	(19,303)
Shares withheld for stock option exercises and employee taxes	418	(32,216)	407	(25,855)	316	(12,424)

Balance at end of year	49,186	$(847,411)	46,615	$(586,530)	46,208	$(523,409)

Noncontrolling interests:
Balance at beginning of year		$31,243		$21,271		$23,050
Investment in Joining Systems		600		—		—
Dividends paid to noncontrolling interests		(12,240)		—		(9,312)
Net income attributable to noncontrolling interests		8,399		12,663		6,752
Foreign currency translation		(2,062)		(2,691)		781

Balance at end of year		$25,940		$31,243		$21,271

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

The principal business of Mueller Industries, Inc. is the manufacture and sale of copper tube and fittings; line sets; steel nipples; brass rod, bar, and shapes; aluminum and brass forgings; aluminum impact extrusions; compressed gas valves; refrigeration valves and fittings; compressed gas valves; pressure vessels; insulated flexible duct systems; and high-quality wire and cable solutions.  The Company also resells brass and plastic plumbing valves, plastic fittings, malleable iron fittings, faucets, and plumbing specialty products.  The Company markets its products to the HVAC, plumbing, refrigeration, hardware, and other industries.  Mueller’s operations are located throughout the United States and in Canada, Mexico, Great Britain, South Korea, the Middle East, and China.

Fiscal Years

The Company’s fiscal year consists of 52 weeks ending on the last Saturday of December. These dates were December 27, 2025, December 28, 2024, and December 30, 2023.

Basis of Presentation

The Consolidated Financial Statements include the accounts of Mueller Industries, Inc. and its majority-owned subsidiaries.  The noncontrolling interests represent private ownership interests of 40 percent of Jungwoo Metal Ind. Co., LTD (Jungwoo-Mueller), 45 percent of Mueller Middle East WLL (Mueller Middle East), and 40 percent of Joining Systems Co. LLC (Joining Systems). The Company records the results of Jungwoo-Mueller one month in arrears in the Consolidated Financial Statements.

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

Cash Equivalents and Restricted Cash

Temporary investments with original maturities of three months or less are considered to be cash equivalents.  These investments are stated at cost.  At December 27, 2025 and December 28, 2024, temporary investments consisted of money market mutual funds, commercial paper, bank repurchase agreements, and U.S. and foreign government securities totaling approximately $1.03 billion and $776.6 million, respectively.

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program. See “Note 4 – Cash, Cash Equivalents, and Restricted Cash” for additional information.

Short-Term Investments

The fair value of short-term investments at December 27, 2025 and December 28, 2024, consisting of marketable securities, approximates the carrying value on those dates. These marketable securities are stated at fair value and classified as level 1 within the fair value hierarchy. This classification is defined as a fair value determined using observable inputs that reflect quoted prices in active markets for identical assets.

During 2025, the Company recognized gains of $18.5 million on short-term investments, of which $16.7 million was realized on the sale of marketable securities. The remaining $1.9 million represents unrealized gains relating to the excess fair value over the related cost basis of the marketable securities as of December 27, 2025. During 2024, the Company recognized gains of $0.9 million on short-term investments, of which $0.4 million was realized on the sale of marketable securities and the remaining $0.5 million represents unrealized gains relating to the excess fair value over the related cost basis of the marketable securities as of December 28, 2024. During 2023, the Company recognized gains of $41.9 million on short-term investments, of which $17.1 million was realized on the sale of marketable securities and the remaining $24.8 million represented unrealized gains relating to the excess fair value over the related cost basis of the marketable securities as of December 30, 2023.

Allowance for Credit Losses

The Company routinely grants credit to many of its customers without collateral. The risk of credit loss in trade receivables is substantially mitigated by the credit evaluation process. The Company provides an allowance for receivables that may not be fully collected.  In circumstances where the Company is aware of a customer’s inability to meet their financial obligations (e.g., bankruptcy filings or substantial credit rating downgrades), it records an allowance for credit losses against amounts due to reduce the net recognized receivable to the amount it believes most likely will be collected.  For all other customers, the Company recognizes an allowance for credit losses based on its historical collection experience and the impact of current economic conditions.  If circumstances change (e.g., greater than expected defaults or an unexpected material change in a major customer’s ability to meet their financial obligations), the Company could change its estimate of the recoverability of amounts due by a material amount. Historically, credit losses have been within management’s expectations. The balance for uncollectible accounts was $2.5 million and $3.7 million as of December 27, 2025 and December 28, 2024, respectively.

Inventories

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

The Company records its proportionate share of the investee’s net income or loss, net of foreign taxes, one quarter in arrears as income (loss) from unconsolidated affiliates, net of foreign tax, in the Consolidated Statements of Income and its proportionate share of the investee’s other comprehensive income (loss), net of income taxes, in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Changes in Equity.  The U.S. tax effect of the Company’s proportionate share of Tecumseh’s income or loss is recorded in income tax expense in the Consolidated Statements of Income. In general, the equity investment in unconsolidated affiliates is equal to the current equity investment plus the investee’s net accumulated losses.

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

Pension Benefit Plans

The Company sponsors qualified and nonqualified pension benefit plans in certain foreign locations.  The Company recognizes the overfunded or underfunded status of the plans as an asset or liability in the Consolidated Balance Sheets with changes in the funded status recorded through comprehensive income in the year in which those changes occur.  The obligations for these plans are determined by actuaries and affected by certain assumptions, including discount rates, expected long-term return on plan assets for defined benefit pension plans, and certain employee-related factors, such as retirement age and mortality.  The Company evaluates its assumptions periodically and makes adjustments as necessary.

The expected return on plan assets is determined using the market value of plan assets.  Differences between assumed and actual returns are amortized to the market value of assets on a straight-line basis over the average remaining service period of the plan participants using the corridor approach.  The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions.  These unrecognized gains and losses are amortized when the net gains and losses exceed 10 percent of the greater of the market value of the plan assets or the projected benefit obligation.  The amount in excess of the corridor is amortized over the average remaining service period of the plan participants.  For 2025, the average remaining service period for the pension plans was 11 years.

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

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted stock awards calculated using the treasury stock method.  There were approximately 157 thousand stock-based awards excluded from the computation of diluted earnings per share for the year ended December 27, 2025 because they were antidilutive. There were no stock-based awards excluded from the computation of diluted earnings per share for the years ended December 28, 2024 because they were antidilutive.

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

Foreign Currency Translation

For foreign subsidiaries for which the functional currency is not the U.S. dollar, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year.  Translation gains and losses are included in equity as a component of AOCI.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recognized in selling, general, and administrative expense in the Consolidated Statements of Income. Included in the Consolidated Statements of Income were net transaction losses of $2.6 million in 2025, gains of $7.3 million in 2024, and losses of $4.4 million in 2023.

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

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance primarily enhances and expands both the income tax rate reconciliation disclosure and the income taxes paid disclosure. The ASU was effective for annual periods beginning after December 15, 2024 for public entities on a prospective basis. The Company adopted the ASU during the fourth quarter of 2025 and updated its disclosures accordingly. See “Note 16 – Income Taxes” for additional information.

Recently Issued Accounting Standards

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The new guidance addresses suggestions received from stakeholders regarding the Accounting Standards Codification (ASC) and makes other incremental improvements to U.S. GAAP. The update represents changes to the ASC that clarify, correct errors in, or make other improvements to a variety of topics that are intended to make it easier to understand and apply. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is evaluating the impact of this guidance on its Consolidated Financial Statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The new guidance is intended to improve the navigability of guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendments also provide guidance on what disclosures should be provided in interim reporting periods. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The guidance can be applied prospectively or retrospectively, and early adoption is permitted. The Company is in the process or analyzing the impact of the standard on its disclosures.

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

In March 2024, the Securities and Exchange Commission issued final rules on the enhancement and standardization of climate-related disclosures. The rules require disclosure of, among other things: material climate-related risks, activities to mitigate or adapt to such risks, governance and management of such risks, and material greenhouse gas (GHG) emissions from operations owned or controlled (Scope 1) and/or indirect emissions from purchased energy consumed in operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. The rules were scheduled to become effective on a phased-in timeline in fiscal years beginning in 2025; however, in March 2025 the SEC announced it was ending its defense of the rules in pending litigation, meaning it is uncertain if or when compliance will be mandated. The Company is in the process of analyzing the impact of the rules on its disclosures.

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

For the year ended December 27, 2025, Nehring reported net sales of $428.8 million and operating income of $25.9 million. For the year ended December 28, 2024, the Company’s total net sales and operating income included net sales of $220.7 million and operating income of $12.4 million recognized by Nehring from the date of acquisition. The Company incurred approximately $2.7 million of transaction-related expenses which were included in selling, general, and administrative expense in the Consolidated Statement of Income for the year ended December 28, 2024.

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

The purchase price allocations for both acquisitions are final as of December 27, 2025. For Elkhart, changes to the purchase price allocation from the amounts presented in the Company’s 2024 Annual Report on Form 10-K included the valuation of property, plant, and equipment and intangible assets. These changes resulted in a net decrease to goodwill of $14.4 million, and the impact of these measurement period adjustments recorded in 2025 were not material to the Consolidated Statement of Income. For

Nehring, there were no changes to the purchase price allocation from the amounts presented in the Company’s 2024 Annual Report on Form 10-K.

The following table summarizes the allocation of the purchase price to acquire these businesses, which were financed by available cash balances, as well as the assets acquired and liabilities assumed at the respective acquisition dates.

(In thousands)	Elkhart	Nehring

Total consideration	$38,158	$569,171

Allocated to:
Accounts receivable	10,827	41,666
Inventories	18,720	38,803
Other current assets	356	960
Property, plant, and equipment	19,805	98,819
Tax-deductible goodwill	658	146,137
Intangible assets	560	271,700
Total assets acquired	50,926	598,085

Accounts payable	5,962	19,569
Other current liabilities	6,806	9,345
Total liabilities assumed	12,768	28,914

Net assets acquired	$38,158	$569,171

In determining the fair value of amounts above, the Company utilized various forms of the income, cost, and market approaches depending on the asset or liability being valued. The estimation of fair value required judgment related to future net cash flows, discount rates, customer attrition rates, competitive trends, market comparisons, and other factors. As a result, the Company utilized third-party valuation specialists to assist in determining the fair value of certain assets. Inputs were generally determined by taking into account independent appraisals and historical data, supplemented by current and anticipated market conditions.

The following details the total intangible assets identified in the allocation of the purchase price at the respective acquisition dates:

(In thousands)	Estimated Useful Life	Elkhart	Nehring

Intangible asset type:
Customer relationships	20 years	$—	$208,080
Non-compete agreements	5 years	—	700
Trade names	10-15 years	560	54,530
Certifications	5 years	—	8,390

Total intangible assets		$560	$271,700

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

As disclosed in “Note 15 – Commitments & Contingencies,” during 2025 the Company recorded gains of $41.1 million for the excess of insurance proceeds received over the losses incurred related to the March 2023 tornado at its Covington, Tennessee manufacturing operation. In addition, the Company recognized net gains on the disposal of assets of $15.0 million and fixed asset impairment charges on idled equipment of $2.0 million. These items were reported within the Piping Systems segment.

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

During 2025, the segment recognized fixed asset impairment charges on idled equipment of $1.7 million.

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

During 2025, the segment recognized net losses on the disposal of assets of $1.0 million. During 2024 the Company sold two buildings, resulting in gains of $4.5 million recognized in the segment. During 2023 the Company settled the insurance claim related to the August 2022 fire in its Bluffs, Illinois manufacturing operation, resulting in a gain of $19.5 million recognized in the segment.

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

During 2025, 2024, and 2023, no single customer exceeded 10 percent of worldwide sales.

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Year Ended December 27, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$2,216,968	$—	$—	$2,216,968
Brass rod, forgings, wire and cable	—	886,575	—	886,575
OEM components, tube & assemblies	—	77,967	131,750	209,717
Valves and plumbing specialties	491,758	—	—	491,758
Flex duct and other HVAC components	—	—	366,179	366,179
Other	—	59,088	—	59,088

	$2,708,726	$1,023,630	$497,929	$4,230,285
Intersegment sales				(51,738)

Net sales				$4,178,547

	For the Year Ended December 28, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$2,063,777	$—	$—	$2,063,777
Brass rod, forgings, wire and cable	—	695,883	—	695,883
OEM components, tube & assemblies	—	73,197	118,626	191,823
Valves and plumbing specialties	450,319	—	—	450,319
Flex duct and other HVAC components	—	—	369,820	369,820
Other	—	49,359	—	49,359

	$2,514,096	$818,439	$488,446	$3,820,981
Intersegment sales				(52,215)

Net sales				$3,768,766

Disaggregation of revenue from contracts with customers (continued):

	For the Year Ended December 30, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,926,975	$—	$—	$1,926,975
Brass rod and forgings	—	454,246	—	454,246
OEM components, tube & assemblies	—	79,879	120,923	200,802
Valves and plumbing specialties	455,598	—	—	455,598
Flex duct and other HVAC components	—	—	379,867	379,867
Other	—	43,750	—	43,750

	$2,382,573	$577,875	$500,790	$3,461,238
Intersegment sales				(40,893)

Net sales				$3,420,345

Summarized segment information is as follows:

	For the Year Ended December 27, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$2,676,106	$1,005,634	$496,807	$4,178,547
Internal net sales	32,620	17,996	1,122	51,738

	2,708,726	1,023,630	497,929	4,230,285

Reconciliation of net sales:
Elimination of intersegment net sales				(51,738)

Total net sales				4,178,547

Less: (1)
Manufacturing costs (2)	1,862,246	877,057	321,372	3,060,675
Sales and marketing expense	31,058	5,856	13,778	50,692
Distribution expense	44,332	2,414	1,995	48,741
Other segment items (3)	(1,226)	33,255	15,731	47,760

Segment operating income	772,316	105,048	145,053	1,022,417

Reconciliation of segment operating income:
Corporate expenses				(63,875)
Interest expense				(108)
Interest income				41,068
Realized and unrealized gains on short-term investments				18,547
Environmental expense				(2,151)
Pension plan termination expense				(4,830)
Other income, net				1,294

Income before income taxes				$1,012,362

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

Segment information (continued):

	For the Year Ended December 28, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$2,477,729	$803,277	$487,760	$3,768,766
Internal net sales	36,367	15,162	686	52,215

	2,514,096	818,439	488,446	3,820,981

Reconciliation of net sales:
Elimination of intersegment net sales				(52,215)

Total net sales				3,768,766

Less: (1)
Manufacturing costs (2)	1,797,203	697,400	317,263	2,811,866
Sales and marketing expense	27,605	3,822	13,707	45,134
Distribution expense	39,108	2,237	2,137	43,482
Other segment items (3)	32,729	22,420	9,285	64,434

Segment operating income	617,451	92,560	146,054	856,065

Reconciliation of segment operating income:
Corporate expenses				(85,676)
Interest expense				(410)
Interest income				53,468
Realized and unrealized gains on short-term investments				914
Environmental expense				(2,218)
Gain on extinguishment of NMTC liability				1,265
Other expense, net				(2,946)

Income before income taxes				$820,462

Segment information (continued):

	For the Year Ended December 30, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$2,355,516	$564,115	$500,714	$3,420,345
Internal net sales	27,057	13,760	76	40,893

	2,382,573	577,875	500,790	3,461,238

Reconciliation of net sales:
Elimination of intersegment net sales				(40,893)

Total net sales				3,420,345

Less: (1)
Manufacturing costs (2)	1,703,161	487,245	318,588	2,508,994
Sales and marketing expense	26,549	2,412	13,981	42,942
Distribution expense	36,645	2,331	2,410	41,386
Other segment items (3)	46,979	9,508	(6,053)	50,434

Segment operating income	569,239	76,379	171,864	817,482

Reconciliation of segment operating income:
Corporate expenses				(61,429)
Interest expense				(1,221)
Interest income				38,208
Realized and unrealized gains on short-term investments				41,865
Environmental expense				(825)
Gain on extinguishment of NMTC liability				7,534
Other income, net				3,618

Income before income taxes				$845,232

Other segment disclosures:

	For the Year Ended December 27, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization (4)	$22,657	$33,699	$6,741	$5,464	$68,561
(Gain) loss on disposal of assets, net	(14,990)	(33)	1,010	(11,865)	(25,878)
Impairment charges	2,018	1,717	—	—	3,735
Gain on insurance proceeds	(41,147)	—	—	—	(41,147)
Expenditures for long-lived assets (including those resulting from business acquisitions)	26,142	34,249	8,414	—	68,805
Segment assets	1,226,524	849,049	265,445	1,392,011	3,733,029

(4) The amount of depreciation and amortization disclosed by reportable segment is included within the other segment expense captions, such as manufacturing costs or other segment items.

	For the Year Ended December 28, 2024
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization (4)	$20,048	$21,511	$6,535	$5,039	$53,133
Loss (gain) on disposal of assets, net	257	—	(4,471)	(1,566)	(5,780)
Expenditures for long-lived assets (including those resulting from business acquisitions)	26,433	138,211	8,533	11,762	184,939
Segment assets	1,167,955	812,751	264,738	1,045,462	3,290,906

	For the Year Ended December 30, 2023
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization (4)	$20,461	$7,273	$7,567	$4,653	$39,954
Gain on sale of businesses	—	—	—	(4,137)	(4,137)
Impairment charges	6,258	—	—	—	6,258
Gain on insurance proceeds	—	—	(19,466)	—	(19,466)
Expenditures for long-lived assets (including those resulting from business acquisitions)	19,118	9,406	15,407	10,094	54,025
Segment assets	1,029,821	157,761	252,561	1,319,158	2,759,301

Summarized geographic information is as follows:

(In thousands)	2025	2024	2023

Net sales:
United States	$3,285,448	$2,826,574	$2,572,141
United Kingdom	283,279	280,726	270,128
Canada	347,742	344,614	339,682
Asia and the Middle East	186,619	231,092	153,816
Mexico	75,459	85,760	84,578

Total net sales	$4,178,547	$3,768,766	$3,420,345

Long-lived assets:	2025	2024	2023

United States	$431,345	$412,294	$273,604
United Kingdom	38,327	37,876	40,045
Canada	18,527	15,597	18,152
Asia and the Middle East	46,707	48,115	50,725
Mexico	1,560	1,249	2,639

Total long-lived assets	$536,466	$515,131	$385,165

Note 4 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	2025	2024

Cash & cash equivalents	$1,367,003	$1,037,229
Restricted cash included within other current assets	18,052	1,564
Restricted cash included within other assets	102	102

Total cash, cash equivalents, and restricted cash	$1,385,157	$1,038,895

Note 5 – Inventories

(In thousands)	2025	2024

Raw materials and supplies	$280,810	$147,964
Work-in-process	127,369	74,684
Finished goods	113,362	251,447
Valuation reserves	(11,078)	(11,816)

Inventories	$510,463	$462,279

Inventories valued using the LIFO method totaled $7.5 million at December 27, 2025 and $12.4 million at December 28, 2024.  At December 27, 2025 and December 28, 2024, the approximate FIFO cost of such inventories was $147.2 million and $128.0 million, respectively.

At the end of 2025 and 2024, the FIFO value of inventories consigned to others was $20.4 million and $17.1 million, respectively.

Note 6 – Other Current Liabilities

Included in other current liabilities as of December 27, 2025 and December 28, 2024 were the following: (i) customer rebates of $89.1 million and $81.5 million, respectively, (ii) current taxes payable of $11.4 million and $19.6 million, respectively, and (iii) current environmental liabilities of $3.2 million and $3.2 million, respectively. In addition, the balance at December 27, 2025 included net loss positions on derivative contracts of $17.4 million, and the balance at December 28, 2024 included advances of $21.6 million related to the insurance claim for the March 2023 tornado at the Company’s Covington, Tennessee manufacturing operation that were recognized as gains in 2025.

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

At December 27, 2025, the Company held open futures contracts to purchase approximately $16.6 million of copper over the next 12 months related to fixed price sales orders.  The fair value of those futures contracts was a $2.0 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At December 27, 2025, this amount was approximately $1.5 million of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At December 27, 2025, the Company held open futures contracts to sell approximately $164.9 million of copper over the next 12 months related to copper inventory.  The fair value of those futures contracts was a $17.3 million net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	2025	2024	Balance Sheet Location	2025	2024

Commodity contracts - gains	Other current assets	$1,983	$235	Other current liabilities	$—	$42
Commodity contracts - losses	Other current assets	—	(62)	Other current liabilities	(17,336)	(405)

Total derivatives (1)		$1,983	$173		$(17,336)	$(363)
(1) Does not include the impact of cash collateral provided to counterparties.

The following table summarizes the effects of derivative instruments on the Consolidated Statements of Income:

(In thousands)	Location	2025	2024

Undesignated derivatives:
Loss on commodity contracts (nonqualifying)	Cost of goods sold	$(1,230)	$(2,305)

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Year Ended December 27, 2025
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$6,390	Cost of goods sold	$(4,525)
Other	20	Other	—

Total	$6,410	Total	$(4,525)

	For the Year Ended December 28, 2024
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax
Cash flow hedges:
Commodity contracts	$168	Cost of goods sold	$(586)
Other	14	Other	—

Total	$182	Total	$(586)

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At December 27, 2025 and December 28, 2024, the Company had recorded restricted cash in other current assets of $17.9 million and $1.4 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

Note 8 – Leases

The Company leases certain facilities, vehicles, and equipment which expire on various dates through 2041. The following table includes supplemental information with regards to the Company’s operating leases:

(In thousands, except lease term and discount rate)	2025	2024

Operating lease right-of-use assets	$27,211	$32,702

Current portion of operating lease liabilities	8,520	8,117
Noncurrent operating lease liabilities	18,970	24,547

Total operating lease liabilities	$27,490	$32,664

Weighted average discount rate	4.14%	3.87%
Weighted average remaining lease term (in years)	3.59	4.72

Some of the Company’s leases include variable lease costs such as taxes, insurance, etc. These costs are immaterial for disclosure.

The following table presents certain information related to operating lease costs and cash paid during the period:

	For the Year Ended
(In thousands)	December 27, 2025	December 28, 2024

Operating lease costs	$9,993	$10,036
Short term lease costs	4,514	3,512

Total lease costs	$14,507	$13,548

Cash paid for amounts included in the measurement of lease liabilities	$9,748	$9,609

Maturities of the Company’s operating leases are as follows:

(In thousands)	Amount

2026	$9,407
2027	7,961
2028	4,927
2029	3,459
2030	2,365
2031 and thereafter	1,341

Total lease payments	29,460
Less imputed interest	(1,970)

Total lease obligations	27,490
Less current obligations	(8,520)

Noncurrent lease obligations	$18,970

Note 9 – Property, Plant, and Equipment, Net

(In thousands)	2025	2024

Land and land improvements	$41,430	$36,853
Buildings	306,586	258,355
Machinery and equipment	759,129	759,202
Construction in progress	67,921	79,216

	1,175,066	1,133,626
Less accumulated depreciation	(638,600)	(618,495)

Property, plant, and equipment, net	$536,466	$515,131

Depreciation expense for property, plant, and equipment was $47.8 million in 2025, $39.2 million in 2024, and $34.9 million in 2023.

Note 10 – Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Goodwill	$172,806	$8,854	$21,652	$203,312
Accumulated impairment charges	(40,552)	(8,853)	(2,087)	(51,492)

Balance at December 30, 2023:	132,254	1	19,565	151,820

Additions (1)	15,107	146,137	—	161,244
Currency translation	(1,899)	—	—	(1,899)

Balance at December 28, 2024:	145,462	146,138	19,565	311,165

Reductions (2)	(14,449)	—	—	(14,449)
Currency translation	1,472	—	—	1,472

Balance at December 27, 2025:
Goodwill	173,037	154,991	21,652	349,680
Accumulated impairment charges	(40,552)	(8,853)	(2,087)	(51,492)

Goodwill, net	$132,485	$146,138	$19,565	$298,188

(1) Includes acquisitions of Nehring and Elkhart businesses.
(2) Includes finalization of the purchase price allocation adjustment for Elkhart of $14.4 million.

Reporting units with recorded goodwill include Domestic Piping Systems Group, B&K LLC, Great Lakes, European Operations, Jungwoo-Mueller, Mueller Middle East, Westermeyer, Flex Duct, and Nehring.  Several factors give rise to goodwill in the Company’s acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired businesses.

For 2025, the Company utilized a qualitative assessment in the annual goodwill impairment testing for all reporting units except the Nehring Electrical Works reporting unit. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of those reporting units exceeded their respective carrying values. The Company chose to perform a quantitative impairment analysis in the fourth quarter of 2025 for its Nehring Electrical Works reporting unit. As a result of the quantitative analysis, no impairment loss was recognized for the goodwill of the reporting unit.

Other Intangible Assets

The carrying amount of intangible assets at December 27, 2025 was as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$261,316	$(39,414)	$221,902
Non-compete agreements	2,951	(2,472)	479
Patents and technology	16,464	(9,925)	6,539
Trade names and licenses	75,480	(17,483)	57,997
Other	1,715	(1,552)	163

Other intangible assets	$357,926	$(70,846)	$287,080

The carrying amount of intangible assets at December 28, 2024 was as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$259,831	$(25,403)	$234,428
Non-compete agreements	2,847	(2,229)	618
Patents and technology	16,385	(8,915)	7,470
Trade names and licenses	74,816	(10,975)	63,841
Other	1,715	(1,715)	—

Other intangible assets	$355,594	$(49,237)	$306,357

Amortization expense for intangible assets was $20.8 million in 2025, $13.9 million in 2024, and $5.0 million in 2023.  Future amortization expense is estimated as follows:

(In thousands)	Amount

2026	$20,435
2027	20,433
2028	20,195
2029	18,896
2030	18,045
Thereafter	189,076

Expected amortization expense	$287,080

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

The Company’s net income (loss) from unconsolidated affiliates, net of foreign tax, for 2025, 2024, and 2023 included losses of $2.5 million, $9.5 million, and $22.7 million, respectively, for Tecumseh.

During 2025, the Company advanced Tecumseh $17.9 million as capital contributions. During 2024, the Company advanced Tecumseh $12.5 million, which was comprised of a capital contribution of $8.7 million and a note receivable of $3.8 million. These advances did not change the Company’s proportionate ownership in Tecumseh.

Retail Distribution

The Company owns a 28 percent noncontrolling equity interest in a limited liability company in the retail distribution business.

The Company’s net income (loss) from unconsolidated affiliates, net of foreign tax, for 2025, 2024, and 2023 included income of $11.1 million, $11.7 million, and $7.9 million, respectively, for the retail distribution business.

Note 12 – Debt

Credit Agreement

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility that matures on March 31, 2026.  There were no borrowings outstanding under the Credit Agreement as of December 27, 2025 or December 28, 2024. Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at the Eurocurrency Rate which is determined by the underlying currency of the Credit Extension or the Base Rate as defined by the Credit Agreement, plus a variable premium.  Advances may be based upon the one, three, or six-month interest period.  The variable premium is based upon the Company’s debt to total capitalization ratio, and can range from 112.5 to 162.5 basis points for Eurocurrency Rate loans and 12.5 to 62.5 basis points for Base Rate loans.  Additionally, a commitment fee is payable quarterly on the total commitment less any outstanding loans or issued letters of credit, and varies from 15.0 to 30.0 basis points based upon the Company’s debt to total capitalization ratio.  Availability of funds under the Revolving Credit Facility is reduced by the amount of certain outstanding letters of credit, which are used to secure the Company’s payment of insurance deductibles, certain retiree health benefits, and other corporate obligations, totaling approximately $27.4 million at December 27, 2025.  Terms of the letters of credit are generally renewable annually.

Jungwoo-Mueller

Jungwoo-Mueller has several secured revolving credit arrangements with a total borrowing capacity of KRW 18.0 billion (or approximately $12.2 million).  Borrowings are secured by the real property and equipment of Jungwoo-Mueller. There were no borrowings outstanding under Jungwoo-Mueller’s revolving credit arrangements as of December 27, 2025 or December 28, 2024.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  At December 27, 2025, the Company was in compliance with all debt covenants.

There was no interest paid in 2025, 2024, or 2023.

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

Note 14 – Benefit Plans

Pension and Other Postretirement Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain employees.  The information disclosed below does not include a pension plan in South Korea, as it is immaterial to the Company’s Consolidated Financial Statements. The following tables provide a reconciliation of the changes in the most significant plans’ benefit obligations and the fair value of the plans’ assets for 2025 and 2024, and a statement of the plans’ aggregate funded status:

	Pension Benefits		Other Benefits
(In thousands)	2025	2024	2025	2024

Change in benefit obligation:
Obligation at beginning of year	$47,777	$54,435	$8,317	$9,557
Service cost	—	—	198	202
Interest cost	2,580	2,337	532	497
Actuarial gain	(527)	(5,245)	(354)	(604)
Benefit payments	(3,125)	(3,263)	(514)	(664)
Foreign currency translation adjustment	3,324	(487)	456	(671)

Obligation at end of year	50,029	47,777	8,635	8,317

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	51,040	62,871	—	—
Actual return on plan assets	6,314	(7,788)	—	—
Employer contributions	—	—	514	664
Benefit payments	(3,125)	(3,263)	(514)	(664)
Foreign currency translation adjustment	3,447	(780)	—	—

Fair value of plan assets at end of year	57,676	51,040	—	—

Funded (underfunded) status at end of year	$7,647	$3,263	$(8,635)	$(8,317)

The following represents amounts recognized in AOCI (before the effect of income taxes):

	Pension Benefits		Other Benefits
(In thousands)	2025	2024	2025	2024

Unrecognized net actuarial loss (gain)	$8,868	$12,617	$(4,065)	$(3,863)
Unrecognized prior service credit	—	—	(3)	(6)

As of December 27, 2025, $0.1 million of the actuarial net loss and the prior service credit will, through amortization, be recognized as components of net periodic benefit cost in 2026.

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

As of December 27, 2025 and December 28, 2024, the total funded status of the plans recognized in the Consolidated Balance Sheets was as follows:

	Pension Benefits		Other Benefits
(In thousands)	2025	2024	2025	2024

Long-term asset	$7,647	$3,263	$—	$—
Current liability	$—	$—	$(1,179)	$(926)
Long-term liability	—	—	(7,456)	(7,391)

Total funded (underfunded) status	$7,647	$3,263	$(8,635)	$(8,317)

The components of net periodic benefit cost (income) are as follows:

(In thousands)	2025	2024	2023

Pension benefits:
Interest cost	$2,580	$2,337	$2,454
Expected return on plan assets	(2,457)	(2,357)	(3,260)
Amortization of net loss	344	132	—

Net periodic benefit cost (income)	$467	$112	$(806)

Other benefits:
Service cost	$198	$202	$183
Interest cost	532	497	439
Amortization of prior service credit	(1)	(1)	(2)
Amortization of net gain	(365)	(391)	(449)

Net periodic benefit cost	$364	$307	$171

The components of net periodic benefit cost (income) other than the service cost component are included in other income (expense), net in the Consolidated Statements of Income.

The weighted average assumptions used in the measurement of the Company’s benefit obligations are as follows:

	Pension Benefits		Other Benefits
	2025	2024	2025	2024

Discount rate	5.40%	5.30%	6.35%	6.51%
Expected long-term return on plan assets	4.71%	5.30%	N/A	N/A
Rate of compensation increases	N/A	N/A	5.00%	5.00%
Rate of inflation	2.90%	3.30%	N/A	N/A

The weighted average assumptions used in the measurement of the Company’s net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023

Discount rate	5.30%	4.40%	4.80%	6.51%	5.96%	6.08%
Expected long-term return on plan assets	5.30%	4.30%	5.51%	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A	5.00%	5.00%	5.00%
Rate of inflation	3.30%	3.20%	3.30%	N/A	N/A	N/A

The Company’s Mexican postretirement plans use the rate of compensation increase in the benefit formulas.  Past service in the Wednesbury Pension Scheme (U.K. pension plan) will be adjusted for the effects of inflation.  All other pension and postretirement plans use benefit formulas based on length of service.

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to range from 5.3 to 9.2 percent for 2026, gradually decrease to 4.1 percent through 2040, and remain at that level thereafter.  The health care cost trend rate assumption does not have a significant effect on the amounts reported.

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

The weighted average asset allocation of the Company’s pension fund assets are as follows:

	Pension Plan Assets
Asset category	2025	2024

Buy-in contract	94%	94%
Pooled liability investments	5	5
Cash and equivalents (includes money market funds)	1	1

Total	100%	100%

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

Buy-in contract – This consists of a U.K. buy-in insurance contract set to equal an actuarially calculated present value of the underlying liabilities, adjusted for changes in discount rates and other actuarial assumptions. Its fair value is classified as level 3.

The following table sets forth by level, within the fair value hierarchy, the assets of the plans at fair value:

	Fair Value Measurements at December 27, 2025
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$630	$—	$—	$630
Pooled liability investments	—	2,872	—	2,872
Buy-in contract	—	—	54,174	54,174

Total	$630	$2,872	$54,174	$57,676

	Fair Value Measurements at December 28, 2024
(In thousands)	Level 1	Level 2	Level 3	Total

Cash and money market funds	$682	$—	$—	$682
Pooled liability investments	—	2,581	—	2,581
Buy-in contract	—	—	47,777	47,777

Total	$682	$2,581	$47,777	$51,040

The changes in the assets of the plan measured at fair value on a recurring basis using significant unobservable inputs (level 3 of fair value hierarchy) were as follows:

(In thousands)	Buy-In Contract

Balance, December 28, 2024	$47,777
Change in estimated fair value	6,128
Benefit payments	(3,125)
Foreign currency translation adjustment	3,394

Balance, December 27, 2025	$54,174

Contributions and Benefit Payments

The Company does not expect to contribute to the U.K. pension plan, other than to reimburse expenses, and expects to contribute $1.2 million to its other postretirement benefit plans in 2026. The Company expects future benefits to be paid from the plans as follows:

(In thousands)	Pension Benefits	Other Benefits

2026	$3,474	$1,178
2027	3,595	729
2028	3,719	884
2029	3,848	797
2030	3,983	865
2031-2035	22,088	4,263

Total	$40,707	$8,716

401(k) Plans

The Company sponsors voluntary employee savings plans that qualify under Section 401(k) of the Internal Revenue Code of 1986.  Compensation expense for the Company’s matching contribution to the 401(k) plans was $5.7 million in 2025, $5.0 million in 2024, and $4.9 million in 2023.  The Company match is a cash contribution.  Participants direct the investment of their account balances by allocating among a range of asset classes including mutual funds (equity, fixed income, and balanced funds) and money market funds.  The plans do not allow direct investment in securities issued by the Company.

Multiemployer Plan

On August 2, 2024 the Company entered into an equity purchase agreement to acquire all of the outstanding shares of Elkhart. Elkhart contributes to the IAM National Pension Fund (IAM Plan). The Employer Identification Number for this plan is 51-6031295.

As of December 27, 2025, the Company withdrew from the IAM Plan and recognized $4.8 million in related expenses, which represents the Company’s best estimate of probable loss for the related withdrawal liability.

Note 15 – Commitments and Contingencies

Environmental

The Company is subject to federal, state, local, and foreign environmental laws and regulations.  For all properties, the Company has provided and charged to expense $2.0 million in 2025, $1.8 million in 2024, and $0.7 million in 2023 for pending environmental matters.  Environmental reserves totaled $18.9 million at December 27, 2025 and $18.4 million at December 28, 2024.  As of December 27, 2025, the Company expects to spend $3.2 million in 2026, $1.1 million in 2027, $0.9 million in 2028, $1.0 million in 2029, $0.9 million in 2030, and $11.8 million thereafter for ongoing projects.

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

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980s, of implementing various remedial measures, including sealing mine portals with concrete plugs in portals that were discharging water.  The sealing program achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 QCB Order, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage, and again extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new 10-year permit will include an order requiring continued implementation of BMP through 2036 to address residual discharges of acid rock drainage.  At this site, MRRC spent approximately $1.3 million from 2023 through 2025 for remediation, and currently estimates that it will spend between approximately $13.7 million and $14.8 million over the next 30 years and has accrued a reserve at the low end of this range.

Lead Refinery Site

U.S.S. Lead Refinery, Inc. (Lead Refinery), a non-operating wholly owned subsidiary of MRRC, has conducted corrective action and interim remedial activities (collectively, Site Activities) at Lead Refinery’s East Chicago, Indiana site pursuant to the Resource Conservation and Recovery Act since December 1996.  Although the Site Activities have been substantially concluded, Lead Refinery is required to perform monitoring and maintenance-related activities pursuant to a post-closure permit issued by the Indiana Department of Environmental Management effective as of March 2, 2013.  Lead Refinery spent approximately $0.7 million from 2023 through 2025 with respect to this site.  Approximate costs to comply with the post-closure permit, including associated general and administrative costs, are estimated at between $1.9 million and $2.0 million over the next 11 years. The Company has recorded a reserve at the low end of this range.

On April 9, 2009, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the EPA added the Lead Refinery site and surrounding properties to the National Priorities List (NPL).  On July 17, 2009, Lead Refinery received a written notice from the EPA indicating that it may be a PRP under CERCLA due to the release or threat of release of hazardous substances, including lead into properties surrounding the Lead Refinery NPL site.  The EPA identified two other PRPs in connection with that matter.  In November 2012, the EPA adopted a remedy for the surrounding properties and in September 2014, the EPA announced that it had entered into a settlement with the two other PRPs whereby they will pay approximately $26.0 million to fund the cleanup of approximately 300 properties surrounding the Lead Refinery NPL site (zones 1 and 3 of operable unit 1) and perform certain remedial action tasks.

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

Operating Properties

Mueller Copper Tube Products, Inc.

In 1999, Mueller Copper Tube Products, Inc. (MCTP), a wholly owned subsidiary, commenced a cleanup and remediation of soil and groundwater at its Wynne, Arkansas plant to remove trichloroethylene, a cleaning solvent formerly used by MCTP.  On August 30, 2000, MCTP received approval of its Final Comprehensive Investigation Report and Storm Water Drainage Investigation Report addressing the treatment of soils and groundwater from the Arkansas Department of Environmental Quality (ADEQ).  The Company established a reserve for this project in connection with the acquisition of MCTP in 1998.  Effective November 17, 2008, MCTP entered into a Settlement Agreement and Administrative Order by Consent to submit a Supplemental Investigation Work Plan (SIWP) and subsequent Final Remediation Work Plan (RWP) for the site.  By letter dated January 20, 2010, ADEQ approved the SIWP as submitted, with changes acceptable to the Company.  On December 16, 2011, MCTP entered into an amended Administrative Order by Consent to prepare and implement a revised RWP regarding final remediation for the Site.  The remediation system was activated in February 2014.  Costs to implement the work plans, including associated general and administrative costs, are estimated to approximate between $0.9 million and $1.1 million over the next five years.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at December 27, 2025 were $27.4 million.

Insurance Claims

In August 2022, a portion of the Company’s Bluffs, Illinois manufacturing operation was damaged by fire. Certain inventories, production equipment, and building structures were extensively damaged. During 2023, the Company settled the claim with its insurer for total proceeds of $29.5 million, net of the deductible of $250 thousand. As a result of the settlement with the insurer, all proceeds received and all costs previously deferred (which were recorded as other current liabilities in prior periods) were recognized, resulting in a pre-tax gain of $19.5 million in 2023, or 13 cents per diluted share after tax. The Company received proceeds of $24.5 million and $5.0 million in 2023 and 2022, respectively.

In March 2023, a portion of the Company’s Covington, Tennessee manufacturing operation was damaged by a tornado. Certain inventories, production equipment, and building structures were extensively damaged. To date, $55.0 million of insurance proceeds have been received, including $20.0 million received during 2025. During 2025, the Company recorded pre-tax gains of $41.1 million, or 28 cents per diluted share after tax, for the excess of insurance proceeds received over the losses incurred for damaged inventories, equipment, and buildings, as there is no expectation of repayment regarding the proceeds received to date and any additional costs associated with the event are expected to be minimal. The claim is not yet fully settled, and additional insurance recovery amounts are expected to be recorded in the future.

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

Note 16 – Income Taxes

The components of income before income taxes were taxed under the following jurisdictions:

(In thousands)	2025	2024	2023

Domestic	$891,985	$672,625	$722,153
Foreign	120,377	147,837	123,079

Income before income taxes	$1,012,362	$820,462	$845,232

Income tax expense consists of the following:

(In thousands)	2025	2024	2023

Current tax expense:
Federal	$168,263	$136,248	$144,111
Foreign	28,671	37,269	39,167
State and local	43,852	32,426	32,694

Current tax expense	240,786	205,943	215,972

Deferred tax expense (benefit):
Federal	2,248	1,617	4,806
Foreign	2,789	3,285	270
State and local	1,528	(5,769)	(286)

Deferred tax expense (benefit)	6,565	(867)	4,790

Income tax expense	$247,351	$205,076	$220,762

The difference between the reported income tax expense and a tax determined by applying the applicable U.S. federal statutory income tax rate to income before income taxes is reconciled as follows:

(In thousands)	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent

Expected income tax expense	$212,568	21.00%	$172,297	21.00%	$177,499	21.00%
State and local income tax, net of federal benefit	36,172	3.57%	19,847	2.42%	25,542	3.02%
Foreign tax effects:
Canada	—	—%	—	—%	10,318	1.22%
Other foreign jurisdictions	6,208	0.61%	9,308	1.13%	4,201	0.50%
Other, net	(7,597)	(0.75)%	3,624	0.44%	3,202	0.38%

Income tax expense	$247,351	24.43%	$205,076	25.00%	$220,762	26.12%

State taxes in CA, IL, MI, and MS made up the majority (greater than 50 percent) of the tax effect in the state and local income tax category.

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

The international tax framework introduced by the Organisation for Economic Co-operation and Development under its Pillar Two initiative includes a global minimum tax of 15 percent. Legislation adopting these provisions has been enacted in certain jurisdictions where the Company operates and was effective beginning in the Company's 2024 fiscal year. The Company has assessed this legislation, and the Pillar Two provisions do not have a material impact on the Company’s income tax expense in

2025 or 2024. The One Big Beautiful Bill Act, which was passed in 2025, had no material impact on the Company’s Consolidated Financial Statements.

The Company includes interest and penalties related to income tax matters as a component of income tax expense, none of which was material in 2025, 2024, and 2023.

The statute of limitations is open for the Company’s federal tax return for 2022 and all subsequent years. Most state and foreign returns are open for 2022 and all subsequent years, and some state and foreign returns are also open for some earlier tax years due to differing statute periods. While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In thousands)	2025	2024

Deferred tax assets:
Inventories	$17,173	$17,296
Other postretirement benefits and accrued items	14,158	16,202
Other reserves	7,570	6,870
Foreign tax attributes	4,696	4,676
State tax attributes, net of federal benefit	2,459	3,932
Stock-based compensation	4,834	5,100
Lease liability	5,656	6,230
Basis difference in unconsolidated affiliates	10,552	11,649

Total deferred tax assets	67,098	71,955
Less valuation allowance	(15,686)	(16,692)

Deferred tax assets, net of valuation allowance	51,412	55,263

Deferred tax liabilities:
Property, plant, and equipment	52,166	52,405
Lease asset	6,044	6,670
Other liabilities	15,284	10,198

Total deferred tax liabilities	73,494	69,273

Net deferred tax liabilities	$(22,082)	$(14,010)

As of December 27, 2025, the Company had state net operating loss (NOL) carryforwards with potential tax benefits of $2.5 million, after consideration of the federal impact, expiring between 2032 and 2036.

As of December 27, 2025, the Company had other foreign tax attributes with potential tax benefits of $3.6 million, which have an unlimited life, and attributes with potential benefits of $1.1 million that expire between 2034 and 2041; all of these foreign attributes were fully offset by a valuation allowance. The Company has also recorded a valuation allowance against deferred tax assets related to the basis differences in investments in unconsolidated affiliates.

Income taxes paid were approximately $245.8 million in 2025, which included federal tax payments of $165.3 million, state and local tax payments of $43.5 million, Canadian tax payments of $19.3 million, and other foreign tax payments of $17.7 million. The federal tax payment amount includes $107.0 million paid for the purchase of federal transferable tax credits.

Income taxes paid were approximately $210.4 million in 2024, which included federal tax payments of $143.5 million, state and local tax payments of $34.3 million, Canadian tax payments of $18.6 million, and other foreign tax payments of $14.0 million.

Income taxes paid were approximately $219.6 million in 2023, which included federal tax payments of $143.5 million, state and local tax payments of $33.3 million, Canadian tax payments of $28.7 million, and other foreign tax payments of $14.1 million.

Note 17 – Equity

The Company’s Board of Directors has extended, until July 2026, its authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company has no obligation to purchase any shares and may cancel, suspend, or extend the time period for the purchase of shares at any time.  Any purchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares purchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through December 27, 2025, the Company has repurchased approximately 19.0 million shares under this authorization.

Note 18 – Stock-Based Compensation

The Company has in effect stock incentive plans under which stock-based awards have been granted to certain employees and members of its Board of Directors.  Under these existing plans, the Company may grant stock options, restricted stock awards, and performance stock awards. Approximately 3.1 million shares were available for future stock incentive awards at December 27, 2025.

During the years ended December 27, 2025, December 28, 2024, and December 30, 2023, the Company recognized stock-based compensation, as a component of selling, general, and administrative expense, in its Consolidated Statements of Income of $26.8 million, $26.8 million, and $23.1 million, respectively.

The total compensation expense not yet recognized related to stock incentive awards at December 27, 2025 was $67.2 million, with an average expense recognition period of 3.1 years.

The Company generally issues treasury shares when stock options are exercised, or when restricted stock awards or performance stock awards are granted.  A summary of the activity and related information follows:

	Stock Options		Restricted Stock Awards		Performance Stock Awards
(Shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Beginning of period	422	$15.39	455	$28.83	1,739	$38.33
Granted	—	N/A	19	77.30	411	96.27
Added by Performance Factor	—	N/A	—	N/A	323	33.80
Exercised/Released	(138)	14.35	(159)	21.58	(860)	29.08
Forfeited	—	N/A	(11)	32.05	(42)	19.80

End of period	284	$15.90	304	$35.59	1,571	$58.14

Restricted Stock Awards

The fair value of each restricted stock award equals the fair value of the Company’s stock on the grant date and is amortized into compensation expense on a straight-line or accrual basis over its vesting period based on its vesting schedule.  The weighted average grant-date fair value of awards granted during 2025, 2024, and 2023 was $77.30, $62.91, and $36.88, respectively.

The aggregate intrinsic value of outstanding and unvested awards was $36.0 million at December 27, 2025.  The total fair value of awards that vested was $3.4 million, $4.8 million, and $7.7 million in 2025, 2024, and 2023, respectively.

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

The weighted average grant-date fair value of awards granted during 2025, 2024, and 2023 was $96.27, $64.52, and $37.63, respectively.

The aggregate intrinsic value of outstanding and unvested awards was $185.6 million at December 27, 2025. The total fair value of awards that vested was $25.0 million, $15.8 million, and $7.0 million in 2025, 2024, and 2023, respectively.

Stock Options

Stock options are generally granted to purchase shares of common stock at an exercise price equal to the average of the high and low market price of the Company’s stock on the grant date.  Generally, the awards vest within five years from the grant date.  Any unexercised options expire after not more than ten years.  The fair value of each option is estimated as a single award and amortized into compensation expense on a straight-line or accrual basis over its vesting period based on its vesting schedule.  There were no stock options granted in 2025, 2024, or 2023.

The total intrinsic value of stock options exercised was $9.3 million, $9.4 million, and $6.5 million in 2025, 2024, and 2023, respectively.  The total fair value of stock options that vested in 2025 and 2023 was $0.1 million and $1.0 million, respectively. No stock options vested in 2024.

At December 27, 2025, the aggregate intrinsic value of all outstanding and currently exercisable stock options was $29.0 million with a weighted average remaining contractual term of 2.8 years and a weighted average exercise price of $15.90.

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

The following table provides changes in AOCI by component, net of taxes and noncontrolling interest (amounts in parentheses indicate debits to AOCI):

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/ OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance at December 30, 2023	$(48,076)	$213	$(2,630)	$3,272	$(47,221)

Other comprehensive (loss) income before reclassifications	(27,850)	182	(3,449)	(1,152)	(32,269)
Amounts reclassified from AOCI	—	(586)	(203)	—	(789)

Balance at December 28, 2024	(75,926)	(191)	(6,282)	2,120	(80,279)

Other comprehensive income before reclassifications	23,847	6,410	2,997	725	33,979
Amounts reclassified from AOCI	—	(4,525)	(10)	—	(4,535)

Balance at December 27, 2025	$(52,079)	$1,694	$(3,295)	$2,845	$(50,835)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
(In thousands)	2025	2024	2023	Affected Line Item

Unrealized gains on derivatives:
Commodity contracts	$(5,839)	$(745)	$(3,109)	Cost of goods sold
	1,314	159	690	Income tax expense

	$(4,525)	$(586)	$(2,419)	Net of tax and noncontrolling interests

Amortization of net loss (gain) and prior service cost on employee benefit plans	$(22)	$(260)	$(451)	Other income (expense), net
	12	57	98	Income tax expense

	$(10)	$(203)	$(353)	Net of tax and noncontrolling interests

Note 20 – Related Party Transactions

The non-controlling interest in the Company’s South Korean joint venture owns 100 percent of a copper tube mill which supplies Mueller affiliates. These affiliates purchased $17.8 million and $19.0 million of product from the supplier in 2025 and 2024, respectively. Payables related to these sales were $0.2 million as of December 27, 2025.

Note 21 – Subsequent Events

On December 17, 2025, the Company entered into a purchase agreement with CD OpCo Holdings, LLC pursuant to which the Company sold all of the outstanding membership interests of Sherwood Valve LLC for approximately $58.3 million. The transaction closed on January 7, 2026. This business manufactures brass, aluminum, and stainless steel valves and fluid control solutions for the compressed gas and specialty markets in the U.S. It was included in the Industrial Metals segment. The business reported net sales of $40.2 million and operating income of $6.7 million for the year ended December 27, 2025 compared to net sales of $38.2 million and operating income of $4.7 million in the year ended December 28, 2024. The carrying value of the assets disposed totaled $19.3 million, consisting primarily of accounts receivable, inventories, and long-lived assets. The carrying value of the liabilities disposed totaled $2.1 million, consisting primarily of accounts payable and accrued payroll.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mueller Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mueller Industries, Inc. (the Company) as of December 27, 2025 and December 28, 2024, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 27, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

Evaluation of Goodwill for the Nehring Electrical Works Reporting Unit

Description of the Matter	At December 27, 2025, the Company’s consolidated goodwill was $298.2 million, of which $146.1 million is recorded within the Company’s Nehring Electrical Works (Nehring) reporting unit within the Industrial Metals reportable operating segment. As described in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually, or more frequently if indicators exist, at the reporting unit level. The Company uses both qualitative and quantitative methods to test goodwill for impairment, as deemed appropriate. The Company’s goodwill is initially assigned to its reporting units on the acquisition date at its determined fair value.

Auditing management’s annual goodwill impairment test was complex and judgmental due to the significant estimation required in determining the fair value of the Company’s Nehring reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as the weighted average cost of capital used at the impairment assessment date and the projected revenue growth rates, earnings before interest, income taxes, depreciation and amortization (EBITDA) margins and 2026 EBITDA which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s goodwill impairment assessment process. For example, we tested controls over management’s review of the significant assumptions (e.g., weighted average cost of capital, projected revenue growth rates and EBITDA margins, as well as projected 2026 EBITDA) used to develop the prospective financial information and guideline company data for the quantitative analysis. We also tested management’s controls to validate that the data used in the quantitative analysis was complete and accurate.

To test the estimated fair value of the Company’s Nehring reporting unit, we performed audit procedures that included, among others, assessing the fair value methodologies utilized and testing the significant assumptions discussed above, as well as the underlying data used by the Company in its analysis. We involved our specialists to assist in the review of the Company’s model, methods, and the more sensitive assumptions such as the weighted average cost of capital. We assessed the reasonableness of the Company’s assumptions around projected revenue growth rates and EBITDA margins, as well as projected 2026 EBITDA, by comparing those assumptions to historical performance and available market information. In addition, we performed a sensitivity analysis around the significant assumptions to evaluate the potential change in the fair value of the Nehring reporting unit that would result from changes in the assumptions.

We have served as the Company’s auditor since 1991.

Memphis, Tennessee
February 25, 2026

MUELLER INDUSTRIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 27, 2025, December 28, 2024, and December 30, 2023

		Additions
(In thousands)	Balance at beginning of year	Charged to costs and expenses	Other additions	Deductions	Balance at end of year

2025
Allowance for credit losses	$3,724	$143	$5	$1,327	$2,545

Environmental reserves	$18,414	$1,980	$205	$1,727	$18,872

Valuation allowance for deferred tax assets	$16,692	$(1,027)	$21	$—	$15,686

2024
Allowance for credit losses	$2,830	$1,147	$5	$258	$3,724

Environmental reserves	$18,940	$1,785	$—	$2,311	$18,414

Valuation allowance for deferred tax assets	$23,078	$(4,931)	$—	$1,455	$16,692

2023
Allowance for credit losses	$2,687	$(84)	$227	$—	$2,830

Environmental reserves	$20,534	$652	$—	$2,246	$18,940

Valuation allowance for deferred tax assets	$21,504	$4,939	$267	$3,632	$23,078