Form 10-Q
period 2026-03-28
MUELLER INDUSTRIES INC
filed 2026-04-22
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 1-6770
MUELLER INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0790410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Schilling Boulevard	Suite 100
Collierville	Tennessee	38017
(Address of principal executive offices)		(Zip Code)
(901) 753-3200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.01 Par Value	MLI	NYSE
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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of April 17, 2026 was 110,570,613.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 28, 2026

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended
(In thousands, except per share data)	March 28, 2026	March 29, 2025

Net sales	$1,193,005	$1,000,165

Cost of goods sold	834,561	728,185
Depreciation and amortization	16,652	17,123
Selling, general, and administrative expense	66,785	63,060
Loss (gain) on disposal of assets, net	1,533	(14,465)
Gain on sale of business	(41,407)	—
Asset impairments	2,653	—

Operating income	312,228	206,262

Interest expense	—	(25)
Interest income	11,870	9,901
Unrealized losses on short-term investments	(2,037)	(5,010)
Other (expense) income, net	(1,232)	92

Income before income taxes	320,829	211,220

Income tax expense	(79,555)	(51,475)
Income (loss) from unconsolidated affiliates, net of foreign tax	115	(458)

Consolidated net income	241,389	159,287
Net income attributable to noncontrolling interests	(2,371)	(1,855)

Net income attributable to Mueller Industries, Inc.	$239,018	$157,432

Weighted average shares for basic earnings per share	109,094	110,739
Effect of dilutive stock-based awards	1,815	2,333

Adjusted weighted average shares for diluted earnings per share	110,909	113,072

Basic earnings per share	$2.19	$1.42

Diluted earnings per share	$2.16	$1.39

Dividends per share	$0.35	$0.25

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended
(In thousands)	March 28, 2026	March 29, 2025

Consolidated net income	$241,389	$159,287

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(5,910)	2,919
Net change with respect to derivative instruments and hedging activities, net of tax of $584 and $(594)	(2,010)	2,046
Net change in pension and postretirement obligation adjustments, net of tax of $(40) and $(822)	92	2,495
Attributable to unconsolidated affiliates, net of tax of $75 and $817	(257)	(2,814)

Total other comprehensive (loss) income, net	(8,085)	4,646

Consolidated comprehensive income	233,304	163,933
Comprehensive income attributable to noncontrolling interests	(2,527)	(1,059)

Comprehensive income attributable to Mueller Industries, Inc.	$230,777	$162,874

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	March 28, 2026	December 27, 2025

Assets

Current assets:
Cash and cash equivalents	$1,382,345	$1,367,003
Short-term investments	20,696	22,733
Accounts receivable, less allowance for credit losses of $3,651 in 2026 and $2,545 in 2025	670,511	475,566
Inventories	545,451	510,463
Other current assets	53,037	69,980

Total current assets	2,672,040	2,445,745

Property, plant, and equipment, net	530,300	536,466
Operating lease right-of-use assets	22,868	27,211
Goodwill, net	297,739	298,188
Intangible assets, net	281,654	287,080
Investments in unconsolidated affiliates	106,690	108,631
Other assets	31,072	29,708

Total assets	$3,942,363	$3,733,029

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	March 28, 2026	December 27, 2025

Liabilities

Current liabilities:
Accounts payable	$243,539	$180,577
Accrued wages and other employee costs	38,033	58,125
Current portion of operating lease liabilities	7,907	8,520
Other current liabilities	209,802	165,912

Total current liabilities	499,281	413,134

Pension liabilities	200	212
Postretirement benefits other than pensions	8,173	8,181
Environmental reserves	15,501	15,684
Deferred income taxes	32,499	31,640
Noncurrent operating lease liabilities	14,917	18,970
Other noncurrent liabilities	10,960	9,302

Total liabilities	581,531	497,123

Equity

Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 250,000,000; issued 160,366,008; outstanding 110,562,284 in 2026 and 111,179,750 in 2025	1,604	1,604
Additional paid-in capital	352,723	345,033
Retained earnings	3,961,908	3,761,575
Accumulated other comprehensive loss	(58,920)	(50,835)
Treasury common stock, at cost	(922,864)	(847,411)

Total Mueller Industries, Inc. stockholders' equity	3,334,451	3,209,966
Noncontrolling interests	26,381	25,940

Total equity	3,360,832	3,235,906

Commitments and contingencies	—	—

Total liabilities and equity	$3,942,363	$3,733,029

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
(In thousands)	March 28, 2026	March 29, 2025

Cash flows from operating activities
Consolidated net income	$241,389	$159,287
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	16,652	17,123
Stock-based compensation expense	7,332	6,150
Provision for credit losses	861	99
(Income) loss from unconsolidated affiliates	(115)	458
Dividends from unconsolidated affiliates	1,724	2,812
Loss (gain) on disposals of assets, net	1,533	(14,465)
Gain on sale of business	(41,407)	—
Unrealized losses on short-term investments	2,037	5,010
Impairment charges	2,653	—
Deferred income tax expense	2,036	1,651
Changes in assets and liabilities, net of effects of business sold:
Receivables	(200,192)	(101,524)
Inventories	(43,936)	(18,542)
Other assets	(612)	410
Current liabilities	88,912	57,702
Other liabilities	1,509	(2,598)
Other, net	(635)	(14)

Net cash provided by operating activities	$79,741	$113,559

Cash flows from investing activities
Capital expenditures	$(17,236)	$(16,592)
Proceeds from sale of business, net of cash sold	57,004	—
Purchase of short-term investments	—	(26,633)
Purchase of long-term investments	(834)	(552)
Proceeds from sales of assets	5	19,737
Other	—	600

Net cash provided by (used in) investing activities	$38,939	$(23,440)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
(In thousands)	March 28, 2026	March 29, 2025

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	$(38,043)	$(27,262)
Dividends paid to noncontrolling interests	(4,766)	(12,240)
Repurchase of common stock	(74,981)	(243,615)
Repayments of debt	—	(56)
Net cash used to settle stock-based awards	(535)	(4,494)
Other	3,100	—

Net cash used in financing activities	$(115,225)	$(287,667)

Effect of exchange rate changes on cash	(1,810)	392

Increase (decrease) in cash, cash equivalents, and restricted cash	1,645	(197,156)
Cash, cash equivalents, and restricted cash at the beginning of the period	1,385,157	1,038,895

Cash, cash equivalents, and restricted cash at the end of the period	$1,386,802	$841,739

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended
(In thousands)	March 28, 2026	March 29, 2025

Common stock:
Balance at beginning of period	$1,604	$1,604

Balance at end of period	$1,604	$1,604

Additional paid-in capital:
Balance at beginning of period	$345,033	$330,532
Exercise of stock options, net of shares withheld	(10)	763
Stock-based compensation expense	7,332	6,150
Issuance of restricted stock	(52)	—
Transactions with noncontrolling interests	420	—

Balance at end of period	$352,723	$337,445

Retained earnings:
Balance at beginning of period	$3,761,575	$3,107,838
Net income attributable to Mueller Industries, Inc.	239,018	157,432
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(38,685)	(27,643)

Balance at end of period	$3,961,908	$3,237,627

Accumulated other comprehensive loss:
Balance at beginning of period	$(50,835)	$(80,279)
Total other comprehensive (loss) income attributable to Mueller Industries, Inc.	(8,085)	5,442

Balance at end of period	$(58,920)	$(74,837)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended
(In thousands)	March 28, 2026	March 29, 2025

Treasury stock:
Balance at beginning of period	$(847,411)	$(586,530)
Issuance of shares under incentive stock plans	837	710
Repurchase of common stock	(74,981)	(243,615)
Shares withheld for stock option exercises and employee taxes	(1,309)	(5,967)

Balance at end of period	$(922,864)	$(835,402)

Noncontrolling interests:
Balance at beginning of period	$25,940	$31,243
Transactions with noncontrolling interests	2,680	600
Dividends paid to noncontrolling interests	(4,766)	(12,240)
Net income attributable to noncontrolling interests	2,371	1,855
Foreign currency translation	156	(796)

Balance at end of period	$26,381	$20,662

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

Note 1 – Recent Accounting Standards

Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance primarily enhances and expands both the income tax rate reconciliation disclosure and the income taxes paid disclosure. The ASU was effective for annual periods beginning after December 15, 2024 for public entities on a prospective basis. The Company adopted the ASU during the fourth quarter of 2025 and updated its annual disclosures accordingly.

Issued

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The new guidance addresses suggestions received from stakeholders regarding the Accounting Standards Codification (ASC) and makes other incremental improvements to U.S. GAAP. The update represents changes to the ASC that clarify, correct errors in, or make other improvements to a variety of topics that are intended to make it easier to understand and apply. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is evaluating the impact of this guidance on its Condensed Consolidated Financial Statements and related disclosures.

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

Note 2 – Earnings per Common Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted and performance stock awards calculated using the treasury stock method.

Note 3 – Dispositions

Sherwood Valve LLC

On December 17, 2025, the Company entered into a purchase agreement with CD OpCo Holdings, LLC pursuant to which the Company sold all of the outstanding membership interests of Sherwood Valve LLC (Sherwood) for approximately $57.0 million, net of working capital adjustments. The transaction closed on January 7, 2026. This business manufactures brass, aluminum, and stainless steel valves and fluid control solutions for the compressed gas and specialty markets in the U.S. It was included in the Industrial Metals segment. The business reported net sales of $9.8 million and operating income of $1.6 million for the quarter ended March 29, 2025. The carrying value of the assets disposed totaled $17.7 million, consisting primarily of accounts receivable, inventories, and long-lived assets. The carrying value of the liabilities disposed totaled $2.1 million, consisting primarily of accounts payable and accrued payroll. As a result of the transaction, the Company recognized a pre-tax gain of $41.4 million on the sale of the business in the Condensed Consolidated Financial Statements during the first quarter of 2026.

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

Industrial Metals

Industrial Metals is composed of the following operating segments: Brass Rod, Impacts & Micro Gauge, Brass Value-Added Products, Precision Tube, and Electrical Group.  These businesses manufacture brass rod, impact extrusions, forgings, specialty copper, copper alloy, and aluminum tube, as well as a wide variety of end products including plumbing brass, automotive components, and high-quality wire and cable solutions.  These products are manufactured in the U.S. and sold primarily to OEMs and utilities in the U.S., many of which are in the industrial, transportation, construction, heating, ventilation, and air-conditioning, plumbing, refrigeration, energy, telecommunication, and electrical transmission and distribution markets.

As disclosed in “Note 3 – Dispositions,” during the first quarter of 2026 the Company sold the outstanding membership interests of Sherwood and recognized a $41.4 million gain. The gain is reported within Corporate and Eliminations. The results of Sherwood, prior to the sale, were included within the Industrial Metals segment.

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

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended March 28, 2026
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$620,752	$—	$—	$620,752
Brass rod, forgings, wire and cable	—	297,507	—	297,507
OEM components, tube and assemblies	—	10,934	33,442	44,376
Valves and plumbing specialties	139,776	—	—	139,776
Flex duct and other HVAC components	—	—	90,323	90,323
Other	—	12,836	—	12,836

	$760,528	$321,277	$123,765	$1,205,570

Intersegment sales				(12,565)

Net sales				$1,193,005

	For the Quarter Ended March 29, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$525,796	$—	$—	$525,796
Brass rod, forgings, wire and cable	—	219,281	—	219,281
OEM components, tube and assemblies	—	18,215	31,260	49,475
Valves and plumbing specialties	113,887	—	—	113,887
Flex duct and other HVAC components	—	—	91,847	91,847
Other	—	14,417	—	14,417

	$639,683	$251,913	$123,107	$1,014,703

Intersegment sales				(14,538)

Net sales				$1,000,165

Summarized segment information is as follows:

	For the Quarter Ended March 28, 2026
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$752,552	$316,828	$123,625	$1,193,005
Internal net sales	7,976	4,449	140	12,565

	760,528	321,277	123,765	1,205,570

Reconciliation of net sales:
Elimination of intersegment net sales				(12,565)

Total net sales				1,193,005

Less: (1)
Manufacturing costs (2)	507,213	266,450	83,232	856,895
Sales and marketing expense	8,603	1,904	3,426	13,933
Distribution expense	11,136	515	491	12,142
Other segment items (3)	16,566	8,137	3,237	27,940

Segment operating income	217,010	44,271	33,379	294,660

Reconciliation of segment operating income:
Corporate expenses				(23,839)
Gain on sale of business				41,407
Interest income				11,870
Unrealized losses on short-term investments				(2,037)
Other expense, net				(1,232)

Income before income taxes				$320,829

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(2) Manufacturing costs include material, manufacturing conversion costs, and freight.
(3) Other segment items include administrative employee compensation expense, professional fees, foreign currency exchange gains/losses, other overhead costs, and other items such as gains/losses on disposal of assets, impairment charges, and gains on insurance proceeds (as applicable).

Segment information (continued):

	For the Quarter Ended March 29, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$629,359	$247,790	$123,016	$1,000,165
Internal net sales	10,324	4,123	91	14,538

	639,683	251,913	123,107	1,014,703

Reconciliation of net sales:
Elimination of intersegment net sales				(14,538)

Total net sales				1,000,165

Less: (1)
Manufacturing costs (2)	462,465	211,741	79,996	754,202
Sales and marketing expense	8,254	1,224	3,309	12,787
Distribution expense	11,154	704	472	12,330
Other segment items (3)	(354)	8,160	3,706	11,512

Segment operating income	158,164	30,084	35,624	223,872

Reconciliation of segment operating income:
Corporate expenses				(17,610)
Interest expense				(25)
Interest income				9,901
Realized and unrealized gains on short-term investments				(5,010)
Other income, net				92

Income before income taxes				$211,220

Other segment disclosures:

	For the Quarter Ended March 28, 2026
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization (5)	$5,602	$8,308	$1,679	$1,063	$16,652
Loss on disposal of assets, net	1,525	8	—	—	1,533
Asset impairments	2,653	—	—	—	2,653
Gain on sale of business	—	—	—	(41,407)	(41,407)
Expenditures for long-lived assets (including those resulting from business acquisitions)	4,667	10,934	1,635	—	17,236
Segment assets	1,353,134	922,618	268,577	1,398,034	3,942,363

(5) The amount of depreciation and amortization disclosed by reportable segment is included within the other segment expense captions, such as manufacturing costs or other segment items.

Other segment disclosures (continued):

	For the Quarter Ended March 29, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization (4)	$5,419	$8,356	$1,692	$1,656	$17,123
Gain on disposal of assets, net	(14,462)	—	(3)	—	(14,465)
Expenditures for long-lived assets (including those resulting from business acquisitions)	7,394	7,785	1,413	—	16,592
Segment assets	1,244,370	862,274	265,861	858,799	3,231,304

Note 5 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	March 28, 2026	December 27, 2025

Cash & cash equivalents	$1,382,345	$1,367,003
Restricted cash included within other current assets	4,355	18,052
Restricted cash included within other assets	102	102

Total cash, cash equivalents, and restricted cash	$1,386,802	$1,385,157

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 6 – Inventories

(In thousands)	March 28, 2026	December 27, 2025

Raw materials and supplies	$297,650	$280,810
Work-in-process	132,657	127,369
Finished goods	125,722	113,362
Valuation reserves	(10,578)	(11,078)

Inventories	$545,451	$510,463

Note 7 – Financial Instruments

Short-Term Investments

The fair value of short-term investments at March 28, 2026 and December 27, 2025, consisting of marketable securities, approximates the carrying value on that date. These marketable securities are stated at fair value and classified as level 1 within the fair value hierarchy. This classification is defined as a fair value determined using observable inputs that reflect quoted prices in active markets for identical assets.

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

At March 28, 2026, the Company held open futures contracts to purchase approximately $46.1 million of copper over the next nine months related to fixed price sales orders.  The fair value of those futures contracts was a $0.6 million net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At March 28, 2026, this amount was approximately $0.5 million of deferred net losses, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At March 28, 2026, the Company held $5.0 million open futures contracts to sell copper over the next month related to copper inventory.  The fair value of those futures contracts was a $0.2 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	March 28, 2026	December 27, 2025	Balance Sheet Location	March 28, 2026	December 27, 2025

Commodity contracts - gains	Other current assets	$403	$1,983	Other current liabilities	$497	$—
Commodity contracts - losses	Other current assets	—	—	Other current liabilities	(1,267)	(17,336)

Total derivatives (1)		$403	$1,983		$(770)	$(17,336)
(1) Does not include the impact of cash collateral provided to counterparties.

The following table summarizes the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended
(In thousands)	Location	March 28, 2026	March 29, 2025

Undesignated derivatives:
Gain (loss) on commodity contracts (nonqualifying)	Cost of goods sold	$16,028	$(6,153)

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended March 28, 2026
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(1,600)	Cost of goods sold	$(417)
Other	7	Other	—

Total	$(1,593)	Total	$(417)

	For the Quarter Ended March 29, 2025
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$3,401	Cost of goods sold	$(1,356)
Other	1	Other	—

Total	$3,402	Total	$(1,356)

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At March 28, 2026 and December 27, 2025, the Company had recorded restricted cash in other current assets of $4.2 million and $17.9 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

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

The Company’s net income from unconsolidated affiliates, net of foreign tax, for the quarter ended March 28, 2026 included losses of $1.9 million for Tecumseh. The Company’s net loss from unconsolidated affiliates, net of foreign tax, for the quarter ended March 29, 2025 included losses of $2.7 million for Tecumseh.

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

The Company’s net income from unconsolidated affiliates, net of foreign tax, for the quarter ended March 28, 2026 included income of $2.0 million for the retail distribution business. The Company’s net loss from unconsolidated affiliates, net of foreign tax, for the quarter ended March 29, 2025 included income of $2.2 million for the retail distribution business.

Note 9 – Debt

On March 27, 2026, the Company entered into a new credit agreement to replace its prior Credit Agreement that matured on March 31, 2026. The new credit agreement provides for an unsecured $100.0 million revolving credit facility, which matures March 27, 2031.

There were no borrowings outstanding under the new credit agreement as of March 28, 2026. Borrowings under the revolving credit facility bear interest, at the Company’s option, at the Benchmark Rate which is determined by the underlying currency of the Credit Extension, or the Base Rate as defined by the credit agreement, plus an applicable margin. Advances may be based upon the one, three, six, or twelve -month interest period. The applicable margin is based upon the Company’s debt to total capitalization ratio, and can range from 112.5 to 162.5 basis points for Benchmark Rate loans and 12.5 to 62.5 basis points for Base Rate loans. Additionally, a commitment fee is payable quarterly on the total commitment less any outstanding loans or issued letters of credit, and varies from 15.0 to 30.0 basis points based upon the Company’s debt to total capitalization ratio. Availability of funds under the revolving credit facility is reduced by the amount of certain outstanding letters of credit, which are used to secure the Company’s payment of insurance deductibles, certain retiree health benefits, and other corporate obligations.

Note 10 – Benefit Plans

Pension and Other Postretirement Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended
(In thousands)	March 28, 2026	March 29, 2025

Pension benefits:
Interest cost	$654	$611
Expected return on plan assets	(614)	(554)
Amortization of net loss	78	82

Net periodic benefit cost	$118	$139

Other benefits:
Service cost	$60	$46
Interest cost	123	123
Amortization of net gain	(99)	(100)

Net periodic benefit cost	$84	$69

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

Shasta Area Mine Sites

Mining Remedial Recovery Company (MRRC), a wholly owned subsidiary, owns certain inactive mines in Shasta County, California.  MRRC has continued a program, begun in the late 1980s, of implementing various remedial measures, including sealing mine portals with concrete plugs in portals that were discharging water.  The sealing program achieved significant reductions in the metal load in discharges from these adits; however, additional reductions are required pursuant to an order issued by the California Regional Water Quality Control Board (QCB).  In response to a 1996 QCB Order, MRRC completed a feasibility study in 1997 describing measures designed to mitigate the effects of acid rock drainage.  In December 1998, the QCB modified the 1996 order extending MRRC’s time to comply with water quality standards.  In September 2002, the QCB adopted a new order requiring MRRC to adopt Best Management Practices (BMP) to control discharges of acid mine drainage, and again extended the time to comply with water quality standards until September 2007.  During that time, implementation of BMP further reduced impacts of acid rock drainage; however, full compliance has not been achieved.  The QCB is presently renewing MRRC’s discharge permit and will concurrently issue a new order.  It is expected that the new 10-year permit will include an order requiring continued implementation of BMP through 2036 to address residual discharges of acid rock drainage.  The Company currently estimates that it will spend between approximately $13.7 million and $14.8 million for remediation at these sites over the next 30 years and has accrued a reserve at the low end of this range.

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). Subsequent thereto, the Company and Lead Refinery reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs then estimated it would cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs.  As of March 28, 2026, the Company has made payments of approximately $7.6 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs. In March 2022, Lead Refinery entered into an administrative settlement agreement and order on consent with the EPA, along with the four other PRPs, which involves payment of certain past and future costs relating to operable unit 1, in exchange for certain releases and contribution protection for the Company, Lead Refinery, and their respective affiliates relating to that operable unit. The settlement became effective in September 2022. The Company reserved $3.3 million for this settlement at the end of 2021.

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

United States Department of Commerce Antidumping Review

On December 24, 2008, the Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2007 through October 31, 2008 period of review.  The DOC selected Mueller Comercial as a respondent in the review.  On April 19, 2010, the DOC published the final results of the review and assigned Mueller Comercial an antidumping duty rate of 48.33 percent.  On May 25, 2010, the Company appealed the final results to the U.S. Court of International Trade (CIT).  On December 16, 2011, the CIT issued a decision remanding the DOC’s final results.  While the matter was still pending, the Company and the United States reached an agreement to settle the appeal.  Subject to the conditions of the agreement, the Company anticipated that certain of its subsidiaries would incur antidumping duties on subject imports made during the period of review and, as such, established a reserve for this matter.  After the lapse of the statutory period of time during which U.S. Customs and Border Protection (CBP) was required, but failed, to liquidate the entries at the settled rate, the Company released the reserve.  Between October 30, 2015 and November 27, 2015, CBP sent a series of invoices to Southland Pipe Nipples Co., Inc. (Southland), requesting payment of duties and interest in connection with 795 import entries made during the November 1, 2007 through October 31, 2008 period.  On January 26, 2016 and January 27, 2016, Southland filed protests with CBP in connection with these invoices, noting that CBP’s asserted claims were not made in accordance with applicable law, including statutory provisions governing deemed liquidation. On April 8, 2026, CBP denied the protests and demanded payment by Southland of approximately $5.1 million in duties and accrued interest. The Company continues to believe in the merits of the legal objections raised in Southland’s protests, and is evaluating whether to file an appeal in the CIT challenging CBP’s denial of the protests. Given the procedural posture and issues raised by this legal dispute, the Company cannot estimate the amount of potential duty liability, if any, that may result from CBP’s asserted claims.

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at March 28, 2026 were $27.5 million.

Note 12 – Income Taxes

The Company’s effective tax rate for the first quarter of 2026 was 25 percent compared with 24 percent for the same period last year.  The primary items impacting the effective tax rate for the first quarter of 2026 were increases related to the provision for state income taxes, net of the federal benefit, of $10.7 million and the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $2.2 million. This was partially offset by decreases to other items of $0.7 million.

The primary items impacting the effective tax rate for the first quarter of 2025 were an increase related to the provision for state income taxes, net of the federal benefit, of $6.8 million and the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $2.1 million. These were partially offset by other items of $1.9 million.

The Company files a consolidated U.S. federal income tax return and numerous consolidated and separate-company income tax returns in many state, local, and foreign jurisdictions. The statute of limitations is open for the Company’s federal tax return for

2022 and all subsequent years. The statutes of limitations for most state returns are open for 2022 and all subsequent years, and some state and foreign returns are also open for some earlier tax years due to differing statute periods. While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Quarter Ended March 28, 2026
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 27, 2025	$(52,079)	$1,694	$(3,295)	$2,845	$(50,835)

Other comprehensive (loss) income before reclassifications	(5,910)	(1,593)	103	(257)	(7,657)
Amounts reclassified from AOCI	—	(417)	(11)	—	(428)

Net current-period other comprehensive (loss) income	(5,910)	(2,010)	92	(257)	(8,085)

Balance as of March 28, 2026	$(57,989)	$(316)	$(3,203)	$2,588	$(58,920)

	For the Quarter Ended March 29, 2025
(In thousands)	Cumulative Translation Adjustment	Unrealized (Loss) Gain on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 28, 2024	$(75,926)	$(191)	$(6,282)	$2,120	$(80,279)

Other comprehensive income (loss) before reclassifications	3,715	3,402	2,504	(2,814)	6,807
Amounts reclassified from AOCI	—	(1,356)	(9)	—	(1,365)

Net current-period other comprehensive income (loss)	3,715	2,046	2,495	(2,814)	5,442

Balance as of March 29, 2025	$(72,211)	$1,855	$(3,787)	$(694)	$(74,837)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended
(In thousands)	March 28, 2026	March 29, 2025	Affected line item

Unrealized gains on derivative commodity contracts	$(538)	$(1,749)	Cost of goods sold
	121	393	Income tax expense

	$(417)	$(1,356)	Net of tax and noncontrolling interests

Amortization of net (gain) loss and prior service (credit) cost on employee benefit plans	$(21)	$(18)	Other (expense) income, net
	10	9	Income tax expense

	$(11)	$(9)	Net of tax and noncontrolling interests

Note 14 – Insurance Claim

In March 2023, a portion of the Company’s Covington, Tennessee manufacturing operation was damaged by a tornado. Certain inventories, production equipment, and building structures were extensively damaged. To date, $55.0 million of insurance proceeds have been received. During the second quarter of 2025, the Company recorded a pre-tax gain of $36.3 million, or $0.25 per diluted share after tax, for the excess of insurance proceeds received over the losses incurred for damaged inventories, equipment, and buildings, as there is no expectation of repayment regarding the proceeds received to date and any additional costs associated with the event are expected to be minimal. During the third quarter of 2025, the Company recognized an additional pre-tax gain of $4.9 million, or $0.03 per diluted share after tax. The claim is not yet fully settled, and additional insurance recovery amounts are expected to be recorded in the future.

Note 15 - Subsequent Event

On March 30, 2026, the Company entered into a definitive agreement to acquire Bison Metals Technologies LLC (Bison) for approximately $142.0 million in cash on hand at closing, subject to customary purchase price adjustments. Bison is a U.S. manufacturer of copper tubes in Shawnee, Oklahoma for the industrial, technical, HVAC, plumbing and refrigeration markets. The acquisition complements and expands the Company’s existing businesses within the Piping Systems segment.

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

•Industrial Metals: The Industrial Metals segment is composed of Brass Rod, Impacts & Micro Gauge, Brass Value-Added Products, Precision Tube, and Electrical Group. The segment manufactures and sells brass rod, bar, and shapes; aluminum and brass forgings; aluminum impact extrusions; specialty copper, copper alloy, and aluminum tube; and high-quality wire and cable solutions. The segment manufactures and sells its products primarily to domestic OEMs and distributors, and utilities in the industrial, transportation, construction, heating, ventilation, and air-conditioning, plumbing, refrigeration, energy, telecommunication, and electrical transmission and distribution markets.

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

According to the U.S. Census Bureau, the January 2026 seasonally adjusted annual rate of new housing starts was 1.49 million, compared to the March 2025 rate of 1.36 million. The average 30-year fixed mortgage rate was 6.11 percent for the first quarter of 2026 and 6.60 percent for the year ended December 2025. The private non-residential construction sector includes offices, industrial, health care, and retail projects. According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $728.2 billion in January 2026 compared to the January 2025 rate of $751.1 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the first quarters of 2026 and 2025:

	For the Quarter Ended		Percent Change
(In thousands)	March 28, 2026	March 29, 2025	2026 vs. 2025

Net sales	$1,193,005	$1,000,165	19.3%
Operating income	312,228	206,262	51.4
Net income attributable to Mueller Industries, Inc.	239,018	157,432	51.8

The increase in net sales during the first quarter of 2026 was primarily due to (i) higher net selling prices of $219.1 million in our core product lines, primarily copper tube, brass rod, and high-quality wire and cable, related to the rise in raw material costs, and (ii) an increase in sales of $16.8 million in our non-core product lines. These increases were partially offset by (i) lower unit sales volume of $33.4 million in our core product lines, primarily copper tube, and (ii) a decrease in sales of $9.7 million as a result of the sale of Sherwood during the first quarter of 2026.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarters of 2026 and 2025:

	For the Quarter Ended
(In thousands)	March 28, 2026	March 29, 2025

Cost of goods sold	$834,561	$728,185
Depreciation and amortization	16,652	17,123
Selling, general, and administrative expense	66,785	63,060
Loss (gain) on disposal of assets, net	1,533	(14,465)
Gain on sale of business	(41,407)	—
Asset impairments	2,653	—

Operating expenses	$880,777	$793,903

	For the Quarter Ended
	March 28, 2026	March 29, 2025

Cost of goods sold	70.0%	72.8%
Depreciation and amortization	1.4	1.7
Selling, general, and administrative expense	5.6	6.3
Loss (gain) on disposal of assets, net	0.1	(1.4)
Gain on sale of business	(3.5)	—
Asset impairments	0.2	—

Operating expenses	73.8%	79.4%

Cost of goods sold increased in the first quarter of 2026 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 30.0 percent compared with 27.2 percent in the prior year quarter. Depreciation and amortization was consistent with the first quarter of 2025. Selling, general, and administrative expense increased in the first quarter of 2026 primarily as a result of (i) higher employment costs, including incentive compensation, of $6.8 million and (ii) higher legal and professional fees of $3.5 million. These increases were partially offset by (i) lower product-related costs of $4.7 million, (ii) lower taxes and insurance of $0.5 million, (iii) the absence of $0.5 million of expenses associated with Sherwood, and (iv) higher foreign currency transaction gains of $0.4 million. In addition, during the first quarter of 2026, we recognized a gain of $41.4 million on the sale of our Sherwood business as well as fixed asset impairment charges on idled equipment of $2.7 million. During the first quarter of 2026 we recognized net losses on the disposal of assets of $1.5 million, compared to net gains on the disposal of assets of $14.5 million recognized during the first quarter of 2025.

Interest income was higher in the first quarter of 2026 primarily as a result of higher interest rates. During the first quarter of 2026, we recognized unrealized losses on short-term investments of $2.0 million compared to unrealized losses of $5.0 million in the first quarter of 2025. We recognized other expense, net, of $1.2 million in the first quarter of 2026 compared to other income, net, of $0.1 million in the first quarter of 2025. This change was primarily due to higher environmental remediation expense for our non-operating properties in 2026.

Our effective tax rate for the first quarter of 2026 was 25 percent compared with 24 percent for the same period last year.  The primary items impacting the effective tax rate were (i) increases related to the provision for state income taxes, net of the federal benefit, of $10.7 million and (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $2.2 million. This was partially offset by decreases to other items of $0.7 million.

For the first quarter of 2025, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to (i) increases related to the provision for state income taxes, net of the federal benefit, of

$6.8 million and (ii) the effect of foreign tax rates higher than statutory tax rates and other foreign adjustments of $2.1 million. These were partially offset by other adjustments of $1.9 million.

During the first quarters of 2026 and 2025, we recognized net income of $0.1 million and net losses of $0.5 million, respectively, on our investments in unconsolidated affiliates.

Piping Systems Segment

The following table compares summary operating results for the first quarters of 2026 and 2025 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 28, 2026	March 29, 2025	2026 vs. 2025

Net sales	$760,528	$639,683	18.9%
Operating income	217,010	158,164	37.2

The increase in net sales during the first quarter of 2026 was primarily attributable to (i) higher net selling prices in the segment’s core product lines, primarily copper tube, of $162.6 million and (ii) an increase in sales of $15.4 million in the segment’s non-core product lines. These increases were partially offset by lower unit sales volume of $54.8 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarters of 2026 and 2025:

	For the Quarter Ended
(In thousands)	March 28, 2026	March 29, 2025

Cost of goods sold	$502,775	$458,152
Depreciation and amortization	5,602	5,419
Selling, general, and administrative expense	30,963	32,410
Loss (gain) on disposal of assets, net	1,525	(14,462)
Asset impairments	2,653	—

Operating expenses	$543,518	$481,519

	For the Quarter Ended
	March 28, 2026	March 29, 2025

Cost of goods sold	66.1%	71.6%
Depreciation and amortization	0.7	0.8
Selling, general, and administrative expense	4.1	5.1
Loss (gain) on disposal of assets, net	0.2	(2.3)
Asset impairments	0.3	—

Operating expenses	71.4%	75.2%

The increase in cost of goods sold during the first quarter of 2026 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 33.9 percent compared with 28.4 percent in the prior year quarter.

Depreciation and amortization was consistent with the first quarter of 2025. Selling, general, and administrative expense decreased for the first quarter of 2026 primarily as a result of lower product-related costs of $4.7 million, partially offset by higher employment costs, including incentive compensation, of $2.9 million. In addition, during the first quarter of 2026 the segment recognized fixed asset impairment charges on idled equipment of $2.7 million and net losses on the disposal of assets of $1.5 million. During the first quarter of 2025 the segment recognized net gains on the disposal of assets of $14.5 million.

Industrial Metals Segment

The following table compares summary operating results for the first quarters of 2026 and 2025 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 28, 2026	March 29, 2025	2026 vs. 2025

Net sales	$321,277	$251,913	27.5%
Operating income	44,271	30,084	47.2

The increase in net sales during the first quarter of 2026 was primarily due to (i) higher net selling prices of $56.5 million in the segment’s core product lines, primarily brass rod and high-quality wire and cable, and (ii) higher unit sales volume of $21.5 million in the segment’s core product lines. These increases were slightly offset by a decrease in sales of $9.7 million as a result of the sale of Sherwood during the first quarter of 2026.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarters of 2026 and 2025:

	For the Quarter Ended
(In thousands)	March 28, 2026	March 29, 2025

Cost of goods sold	$262,242	$207,486
Depreciation and amortization	8,308	8,356
Selling, general, and administrative expense	6,448	5,987
Loss on disposal of assets, net	8	—

Operating expenses	$277,006	$221,829

	For the Quarter Ended
	March 28, 2026	March 29, 2025

Cost of goods sold	81.6%	82.4%
Depreciation and amortization	2.6	3.3
Selling, general, and administrative expense	2.0	2.4
Loss on disposal of assets, net	—	—

Operating expenses	86.2%	88.1%

The change in cost of goods sold during the first quarter of 2026 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 18.4 percent compared with 17.6 percent in the prior year quarter. Depreciation and amortization was consistent with the first quarter of 2025. Selling, general, and administrative expense increased during the first quarter of 2026 primarily due to (i) higher legal and professional fees of $0.6 million and (ii) higher employment costs of $0.4 million. These increases were partially offset by the absence of $0.5 million of expenses associated with Sherwood.

Climate Segment

The following table compares summary operating results for the first quarters of 2026 and 2025 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change
(In thousands)	March 28, 2026	March 29, 2025	2026 vs. 2025

Net sales	$123,765	$123,107	0.5%
Operating income	33,379	35,624	(6.3)

Net sales for the segment were consistent with the first quarter of 2025.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the first quarters of 2026 and 2025:

	For the Quarter Ended
(In thousands)	March 28, 2026	March 29, 2025

Cost of goods sold	$81,763	$78,515
Depreciation and amortization	1,679	1,692
Selling, general and administrative expense	6,944	7,279
Gain on disposal of assets, net	—	(3)

Operating expenses	$90,386	$87,483

	For the Quarter Ended
	March 28, 2026	March 29, 2025

Cost of goods sold	66.1%	63.8%
Depreciation and amortization	1.4	1.4
Selling, general and administrative expense	5.6	5.9
Gain on disposal of assets, net	—	—

Operating expenses	73.1%	71.1%

Cost of goods sold increased during the first quarter of 2026 primarily due to the rise in raw material costs.  Gross margin as a percentage of sales was 33.9 percent compared with 36.2 percent in the prior year quarter. Depreciation and amortization and selling, general, and administrative expense were consistent with the first quarter of 2025.

Liquidity and Capital Resources

The following table presents selected financial information for the first quarters of 2026 and 2025:

(In thousands)	2026	2025

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$1,645	$(197,156)
Short-term investments	(2,037)	21,623
Property, plant, and equipment, net	(6,166)	77
Goodwill and intangible assets, net	(5,875)	(4,845)
Total debt	—	(966)
Working capital, net of cash and current debt	124,806	95,610

Net cash provided by operating activities	79,741	113,559
Net cash provided by (used in) investing activities	38,939	(23,440)
Net cash used in financing activities	(115,225)	(287,667)

Cash Flows from Operating Activities

During the quarter ended March 28, 2026, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $241.4 million and (ii) an increase in current liabilities of $88.9 million. There were also increases due to non-cash adjustments primarily consisting of (i) depreciation and amortization of $16.7 million and (ii) stock-based compensation expense of $7.3 million. These increases were partially offset by (i) an increase in accounts receivable of $200.2 million, (ii) an increase in inventories of $43.9 million, and (iii) a gain of $41.4 million related to the sale of the Sherwood business.

During the quarter ended March 29, 2025, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $159.3 million, (ii) an increase in current liabilities of $57.7 million, and (iii) dividends from unconsolidated affiliates of $2.8 million. There were also increases due to non-cash adjustments primarily consisting of (i) depreciation and amortization of $17.1 million, (ii) stock-based compensation expense of $6.2 million, and (iii) unrealized losses on short-term investments of $5.0 million. These increases were partially offset by (i) an increase in accounts receivable of $101.5 million, (ii) an increase in inventories of $18.5 million, and (iii) net gains on the disposal of assets of $14.5 million.

Cash Flows from Investing Activities

The major components of net cash provided by investing activities during the quarter ended March 28, 2026 included proceeds from the sale of the Sherwood business, net of cash sold, of $57.0 million, partially offset by capital expenditures of $17.2 million.

The major components of net cash used in investing activities during the quarter ended March 29, 2025 included (i) the purchase of short-term investments of $26.6 million and (ii) capital expenditures of $16.6 million. These uses were partially offset by proceeds from the sale of properties of $19.7 million.

Cash Flows from Financing Activities

For the quarter ended March 28, 2026, net cash used in financing activities consisted primarily of (i) $75.0 million used to repurchase common stock of the Company, (ii) $38.0 million used for the payment of regular quarterly dividends to stockholders of the Company, and (iii) $4.8 million used for the payment of dividends to noncontrolling interests.

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

As of March 28, 2026, we had $1.4 billion of cash on hand and $372.5 million available to be drawn under the Credit Agreement. The Credit Agreement matured on March 31, 2026 and the Company entered into a new credit agreement on March 27, 2026. Under the terms of the new credit agreement, there was $72.5 million available to be drawn. Our current ratio was 5.4 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $1.2 million during the first quarter of 2026.  We expect to spend approximately $3.6 million over the next twelve months for ongoing environmental remediation activities.

The Company declared a quarterly cash dividend of 35.0 cents and 25.0 cents per common share during the first quarters of 2026 and 2025, respectively. Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

On March 30, 2026, the Company entered into a definitive agreement to acquire Bison Metals Technologies LLC for approximately $142.0 million in cash on hand at closing.

Long-Term Debt

As of March 28, 2026, the Company had no debt.

The Company’s Credit Agreement provides for an unsecured $400.0 million revolving credit facility, which matures March 31, 2026.  There were no borrowings outstanding under the Credit Agreement as of March 28, 2026. The Credit Agreement backed approximately $27.5 million in letters of credit at the end of the first quarter of 2026.

On March 27, 2026, the Company entered into a new credit agreement to replace its prior Credit Agreement that matured on March 31, 2026. The new credit agreement provides for an unsecured $100.0 million revolving credit facility, which matures March 27, 2031.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of March 28, 2026, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until July 2026, the authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 28, 2026, the Company has repurchased approximately 19.6 million shares under this authorization.  See Part II., Item 2. below for information about the Company’s share repurchases during the quarter ended March 28, 2026.

Contractual Cash Obligations

There have been no significant changes in our contractual cash obligations reported at December 27, 2025.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At March 28, 2026, we held open futures contracts to purchase approximately $46.1 million of copper over the next nine months related to fixed-price sales orders and to sell approximately $5.0 million of copper over the next month related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of March 28, 2026, we held no open futures contracts to purchase natural gas.

Interest Rates

At March 28, 2026, we had no variable-rate debt and $27.5 million in letters of credit outstanding.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on the Secured Overnight Financing Rate (SOFR).

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At March 28, 2026, we had open forward contracts with a financial institution to sell approximately 6.4 million euros, 8.5 million Swedish kronor, and 2.9 million Norwegian kroner through April 2026.

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political, and technological factors, among others, which could cause actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.  In addition to those factors discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 27, 2025, such factors include: (i) the current and projected future business environment, including interest rates and capital and consumer spending; (ii) the domestic housing and commercial construction industry environment; (iii) availability and price fluctuations in commodities (including copper, natural gas, and other raw materials); (iv) competitive factors and competitor responses to the Company’s initiatives; (v) stability of government laws and regulations, including taxes; (vi) the impact of enhanced U.S. tariffs, import/export restrictions or other trade barriers on global economic conditions, financial markets and our business; (vii) availability of financing; and (viii) continuation of the environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of March 28, 2026.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 28, 2026 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending March 28, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The Company is exposed to risk as it operates its businesses.  To provide a framework to understand the operating environment of the Company, we have provided a brief explanation of the more significant risks associated with our businesses in our 2025 Annual Report on Form 10-K.  There have been no material changes in risk factors that were previously disclosed in our 2025 Annual Report on Form 10-K. Additionally, the operating results of the Company’s unconsolidated affiliates may be adversely affected by unfavorable economic and market conditions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2026, the authorization to repurchase up to 40 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through March 28, 2026, the Company had repurchased approximately 19.6 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended March 28, 2026.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

December 28, 2025 - January 24, 2026	6,230	$39.67	—	21,030,195
January 25, 2026 - February 21, 2026	232,236	$115.64	230,472	20,799,723
February 22, 2026 - March 28, 2026	426,684	$115.28	419,528	20,380,195
Total	665,150		650,000
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

Item 5.  Other Information

On February 26, 2026, Scott J. Goldman, Director, entered into a 10b5-1 sales plan (the Sales Plan) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Sales Plan provides for the sale of up to an aggregate of 16,000 shares of the Company’s common stock beneficially owned by Mr. Goldman during the term of the Sales Plan and will be in effect until the earlier of (1) February 22, 2028 or (2) the date on which an aggregate of 16,000 shares of the Company’s common stock have been sold under the Sales Plan.

Item 6.  Exhibits

10.1
Credit Agreement, dated as of March 27, 2026, among the Company (as borrower), Bank of America, N.A. (as administrative agent, lender, swing line lender and letter of credit issuer), and such other parties from time to time (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, dated March 30, 2026).

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
April 22, 2026	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
April 22, 2026	Anthony J. Steinriede
Date	Vice President – Corporate Controller