Form 10-Q
period 2026-06-27
MUELLER INDUSTRIES INC
filed 2026-07-22
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of July 17, 2026 was 221,181,388.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 27, 2026

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands, except per share data)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Net sales	$1,427,923	$1,138,173	$2,620,928	$2,138,338

Cost of goods sold	1,032,577	785,194	1,867,138	1,513,379
Depreciation and amortization	17,335	17,905	33,987	35,028
Selling, general, and administrative expense	67,850	67,521	134,635	130,581
Loss (gain) on disposal of assets, net	187	(337)	1,720	(14,802)
Gain on sale of business	—	—	(41,407)	—
Asset impairments	—	—	2,653	—
Gain on insurance proceeds	—	(36,278)	—	(36,278)

Operating income	309,974	304,168	622,202	510,430

Interest expense	(134)	(17)	(134)	(42)
Interest income	10,978	8,222	22,848	18,123
Unrealized gains on short-term investments	6,545	13,212	4,508	8,202
Other expense, net	(1,127)	(1,142)	(2,359)	(1,050)

Income before income taxes	326,236	324,443	647,065	535,663

Income tax expense	(82,869)	(78,857)	(162,424)	(130,332)
Income from unconsolidated affiliates, net of foreign tax	6,920	2,897	7,035	2,439

Consolidated net income	250,287	248,483	491,676	407,770
Net income attributable to noncontrolling interests	(632)	(2,559)	(3,003)	(4,414)

Net income attributable to Mueller Industries, Inc.	$249,655	$245,924	$488,673	$403,356

Weighted average shares for basic earnings per share (1)	217,412	217,492	217,800	219,484
Effect of dilutive stock-based awards (1)	3,780	4,392	3,706	4,530

Adjusted weighted average shares for diluted earnings per share (1)	221,192	221,884	221,506	224,014

Basic earnings per share (1)	$1.15	$1.13	$2.24	$1.84

Diluted earnings per share (1)	$1.13	$1.11	$2.21	$1.80

Dividends per share (1)	$0.175	$0.125	$0.350	$0.250

See accompanying notes to condensed consolidated financial statements.

(1) Adjusted retroactively to reflect the two-for-one stock split that occurred on June 30, 2026. Refer to Note 2 - Earnings per Common Share for additional information.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Consolidated net income	$250,287	$248,483	$491,676	$407,770

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(5,110)	24,100	(11,020)	27,019
Net change with respect to derivative instruments and hedging activities, net of tax of $(333), $384, $251, and $(210)	1,152	(1,331)	(858)	715
Net change in pension and postretirement obligation adjustments, net of tax of $6, $114, $(34), and $(708)	(23)	(286)	69	2,209
Attributable to unconsolidated affiliates, net of tax of $221, $(604), $296, and $213	(763)	2,081	(1,020)	(733)

Total other comprehensive (loss) income, net	(4,744)	24,564	(12,829)	29,210

Consolidated comprehensive income	245,543	273,047	478,847	436,980
Comprehensive income attributable to noncontrolling interests	(75)	(3,401)	(2,602)	(4,460)

Comprehensive income attributable to Mueller Industries, Inc.	$245,468	$269,646	$476,245	$432,520

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	June 27, 2026	December 27, 2025

Assets

Current assets:
Cash and cash equivalents	$1,388,748	$1,367,003
Short-term investments	27,241	22,733
Accounts receivable, less allowance for credit losses of $3,608 in 2026 and $2,545 in 2025	761,869	475,566
Inventories	607,654	510,463
Other current assets	59,759	69,980

Total current assets	2,845,271	2,445,745

Property, plant, and equipment, net	557,196	536,466
Operating lease right-of-use assets	19,239	27,211
Goodwill, net	413,160	298,188
Intangible assets, net	276,300	287,080
Investments in unconsolidated affiliates	109,729	108,631
Other assets	36,373	29,708

Total assets	$4,257,268	$3,733,029

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	June 27, 2026	December 27, 2025

Liabilities

Current liabilities:
Accounts payable	$295,767	$180,577
Accrued wages and other employee costs	50,879	58,125
Current portion of operating lease liabilities	7,589	8,520
Other current liabilities	241,589	165,912

Total current liabilities	595,824	413,134

Long-term debt, less current portion	5,243	—
Pension liabilities	224	212
Postretirement benefits other than pensions	8,165	8,181
Environmental reserves	15,689	15,684
Deferred income taxes	34,513	31,640
Noncurrent operating lease liabilities	11,852	18,970
Other noncurrent liabilities	11,742	9,302

Total liabilities	683,252	497,123

Equity

Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 500,000,000 in 2026 and 250,000,000 in 2025; issued 320,732,016; outstanding 221,184,688 in 2026 and 222,359,500 in 2025 (1)	1,604	1,604
Additional paid-in capital	360,901	345,033
Retained earnings	4,172,858	3,761,575
Accumulated other comprehensive loss	(63,664)	(50,835)
Treasury common stock, at cost	(923,949)	(847,411)

Total Mueller Industries, Inc. stockholders' equity	3,547,750	3,209,966
Noncontrolling interests	26,266	25,940

Total equity	3,574,016	3,235,906

Commitments and contingencies	—	—

Total liabilities and equity	$4,257,268	$3,733,029

See accompanying notes to condensed consolidated financial statements.

(1) Adjusted retroactively to reflect the two-for-one stock split that occurred on June 30, 2026. Refer to Note 2 - Earnings per Common Share for additional information.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
(In thousands)	June 27, 2026	June 28, 2025

Cash flows from operating activities
Consolidated net income	$491,676	$407,770
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	33,987	35,028
Stock-based compensation expense	15,846	13,940
Provision for credit losses	818	73
Income from unconsolidated affiliates	(7,035)	(2,439)
Dividends from unconsolidated affiliates	4,621	2,812
Insurance proceeds - noncapital related	—	12,345
Loss (gain) on disposals of assets, net	1,720	(14,802)
Gain on sale of business	(41,407)	—
Unrealized gains on short-term investments	(4,508)	(8,202)
Impairment charges	2,653	—
Gain on insurance proceeds	—	(36,278)
Deferred income tax expense	3,109	4,420
Changes in assets and liabilities, net of effects of businesses acquired and sold:
Receivables	(292,241)	(134,535)
Inventories	(89,164)	(41,190)
Other assets	983	(4,371)
Current liabilities	167,903	72,259
Other liabilities	2,365	(2,420)
Other, net	675	(249)

Net cash provided by operating activities	$292,001	$304,161

Cash flows from investing activities
Capital expenditures	$(38,796)	$(30,691)
Acquisition of business, net of cash acquired	(138,269)	—
Proceeds from sale of business, net of cash sold	57,004	—
Insurance proceeds - capital related	—	2,655
Purchase of short-term investments	—	(26,633)
Purchase of long-term investments	(5,834)	(552)
Proceeds from sales of assets	62	21,135
Other	—	600

Net cash used in investing activities	$(125,833)	$(33,486)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
(In thousands)	June 27, 2026	June 28, 2025

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	$(76,094)	$(54,398)
Dividends paid to noncontrolling interests	(4,956)	(12,240)
Repurchase of common stock	(76,439)	(243,615)
Repayments of debt	—	(111)
Net cash used to settle stock-based awards	(497)	(4,189)
Other	3,100	—

Net cash used in financing activities	$(154,886)	$(314,553)

Effect of exchange rate changes on cash	(5,718)	11,718

Increase (decrease) in cash, cash equivalents, and restricted cash	5,564	(32,160)
Cash, cash equivalents, and restricted cash at the beginning of the period	1,385,157	1,038,895

Cash, cash equivalents, and restricted cash at the end of the period	$1,390,721	$1,006,735

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Common stock:
Balance at beginning of period	$1,604	$1,604	$1,604	$1,604

Balance at end of period	$1,604	$1,604	$1,604	$1,604

Additional paid-in capital:
Balance at beginning of period	$352,723	$337,445	$345,033	$330,532
Exercise of stock options, net of shares withheld	(23)	(78)	(33)	685
Stock-based compensation expense	8,514	7,790	15,846	13,940
Issuance of restricted stock	(313)	(251)	(365)	(251)
Transactions with noncontrolling interests	—	—	420	—

Balance at end of period	$360,901	$344,906	$360,901	$344,906

Retained earnings:
Balance at beginning of period	$3,961,908	$3,237,627	$3,761,575	$3,107,838
Net income attributable to Mueller Industries, Inc.	249,655	245,924	488,673	403,356
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(38,705)	(27,616)	(77,390)	(55,259)

Balance at end of period	$4,172,858	$3,455,935	$4,172,858	$3,455,935

Accumulated other comprehensive loss:
Balance at beginning of period	$(58,920)	$(74,837)	$(50,835)	$(80,279)
Total other comprehensive (loss) income attributable to Mueller Industries, Inc.	(4,744)	23,722	(12,829)	29,164

Balance at end of period	$(63,664)	$(51,115)	$(63,664)	$(51,115)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Treasury stock:
Balance at beginning of period	$(922,864)	$(835,402)	$(847,411)	$(586,530)
Issuance of shares under incentive stock plans	647	848	1,484	1,558
Repurchase of common stock	(1,458)	—	(76,439)	(243,615)
Shares withheld for stock option exercises and employee taxes	(274)	(216)	(1,583)	(6,183)

Balance at end of period	$(923,949)	$(834,770)	$(923,949)	$(834,770)

Noncontrolling interests:
Balance at beginning of period	$26,381	$20,662	$25,940	$31,243
Net income attributable to noncontrolling interests	632	2,559	3,003	4,414
Foreign currency translation	(557)	842	(401)	46
Transactions with noncontrolling interests	—	—	2,680	600
Dividends paid to noncontrolling interests	(190)	—	(4,956)	(12,240)

Balance at end of period	$26,266	$24,063	$26,266	$24,063

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

Note 1 – Recently Issued Accounting Standards

In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-12, Codification Improvements. The new guidance addresses suggestions received from stakeholders regarding the Accounting Standards Codification (ASC) and makes other incremental improvements to U.S. GAAP. The update represents changes to the ASC that clarify, correct errors in, or make other improvements to a variety of topics that are intended to make it easier to understand and apply. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is evaluating the impact of this guidance on its Condensed Consolidated Financial Statements and related disclosures.

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

On May 29, 2026, the Company’s Board of Directors approved an amendment to the Company’s Restated Certificate of Incorporation to increase the total number of authorized shares of Common Stock from 250,000,000 to 500,000,000. Subsequently, the Company announced a two-for-one stock split of its common stock effected in the form of a stock dividend of one share for each outstanding share. The record date for the stock split was June 25, 2026, and the additional shares were distributed on June 30, 2026. Shares authorized in prior periods are not adjusted. All other references to share and per share amounts presented in the Condensed Consolidated Financial Statements and this Quarterly Report on Form 10-Q have been adjusted retroactively to reflect the stock split.

Note 3 – Acquisitions and Dispositions

Acquisitions

Bison Metals Technologies LLC

On March 30, 2026, the Company entered into a definitive agreement to acquire Bison Metals Technologies LLC (Bison) for approximately $138.3 million in cash on hand at closing, net of cash acquired and working capital adjustments. Bison is a U.S. manufacturer of copper tubes in Shawnee, Oklahoma for the industrial, technical, HVAC, plumbing and refrigeration markets. The acquisition complements and expands the Company’s existing businesses within the Piping Systems segment where the operating results are included in the Domestic Piping Systems Group subsequent to the acquisition date.

The purchase price allocation, including the residual amount allocated to goodwill, is based on preliminary information and is subject to change as additional information concerning final asset and liability valuations are obtained. The preliminary purchase price allocation is as follows:

(In thousands)	Bison

Allocated to:
Inventories	$17,651
Other current assets	7,020
Property, plant, and equipment	20,216
Tax-deductible goodwill and intangible assets	115,882
Other assets	1,601
Total assets acquired	162,370

Accounts payable	15,832
Other current liabilities	3,026
Long-term debt	5,243
Total liabilities assumed	24,101

Net assets acquired	$138,269

The acquisition of Bison was not material to the Company's financial position or results of operations; therefore, pro forma operating results and other disclosures related to the acquisition are not presented as the results would not be significantly different than the reported results.

Chicago Extruded Metals

On June 12, 2026, the Company acquired certain assets formerly owned by Chicago Extruded Metals for approximately $3.9 million in cash on hand.

Disposition

Sherwood Valve LLC

On December 17, 2025, the Company entered into a purchase agreement with CD OpCo Holdings, LLC pursuant to which the Company sold all of the outstanding membership interests of Sherwood Valve LLC (Sherwood) for approximately $57.0 million, net of working capital adjustments. The transaction closed on January 7, 2026. This business manufactures brass, aluminum, and stainless steel valves and fluid control solutions for the compressed gas and specialty markets in the U.S. It was included in the Industrial Metals segment. The business reported net sales of $10.8 million and operating income of $2.0 million during the second quarter of 2025, and net sales of $20.7 million and operating income of $3.6 million during the first half of 2025. The carrying value of the assets disposed totaled $17.7 million, consisting primarily of accounts receivable, inventories, and long-lived assets. The carrying value of the liabilities disposed totaled $2.1 million, consisting primarily of accounts payable and accrued payroll. As a result of the transaction, the Company recognized a pre-tax gain of $41.4 million on the sale of the business in the Condensed Consolidated Financial Statements during the first quarter of 2026.

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

As disclosed in “Note 3 – Acquisitions and Dispositions,” during the first quarter of 2026 the Company sold the outstanding membership interests of Sherwood and recognized a $41.4 million gain. The gain is reported within Corporate and Eliminations. The results of Sherwood, prior to the sale, were included within the Industrial Metals segment.

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

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended June 27, 2026
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$794,194	$—	$—	$794,194
Brass rod, forgings, wire and cable	—	326,879	—	326,879
OEM components, tube and assemblies	—	11,193	39,134	50,327
Valves and plumbing specialties	152,381	—	—	152,381
Flex duct and other HVAC components	—	—	105,818	105,818
Other	—	16,926	—	16,926

	$946,575	$354,998	$144,952	$1,446,525

Intersegment sales				(18,602)

Net sales				$1,427,923

	For the Quarter Ended June 28, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$615,352	$—	$—	$615,352
Brass rod, forgings, wire and cable	—	233,756	—	233,756
OEM components, tube and assemblies	—	20,723	37,381	58,104
Valves and plumbing specialties	128,123	—	—	128,123
Flex duct and other HVAC components	—	—	100,134	100,134
Other	—	16,119	—	16,119

	$743,475	$270,598	$137,515	$1,151,588

Intersegment sales				(13,415)

Net sales				$1,138,173

Disaggregation of revenue from contracts with customers (continued):

	For the Six Months Ended June 27, 2026
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,414,946	$—	$—	$1,414,946
Brass rod, forgings, wire and cable	—	624,386	—	624,386
OEM components, tube and assemblies	—	22,127	72,576	94,703
Valves and plumbing specialties	292,157	—	—	292,157
Flex duct and other HVAC components	—	—	196,141	196,141
Other	—	29,762	—	29,762

	$1,707,103	$676,275	$268,717	$2,652,095

Intersegment sales				(31,167)

Net sales				$2,620,928

	For the Six Months Ended June 28, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,141,148	$—	$—	$1,141,148
Brass rod, forgings, wire and cable	—	453,037	—	453,037
OEM components, tube and assemblies	—	38,938	68,641	107,579
Valves and plumbing specialties	242,010	—	—	242,010
Flex duct and other HVAC components	—	—	191,981	191,981
Other	—	30,536	—	30,536

	$1,383,158	$522,511	$260,622	$2,166,291

Intersegment sales				(27,953)

Net sales				$2,138,338

Summarized segment information is as follows:

	For the Quarter Ended June 27, 2026
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$935,580	$349,179	$143,164	$1,427,923
Internal net sales	10,995	5,819	1,788	18,602

	946,575	354,998	144,952	1,446,525

Less: (1)
Manufacturing costs (2)	664,137	302,554	94,689	1,061,380
Sales and marketing expense	8,408	1,975	4,076	14,459
Distribution expense	11,270	525	476	12,271
Other segment items (3)	14,414	7,157	3,128	24,699

Segment operating income	248,346	42,787	42,583	333,716

Reconciliation of segment operating income:
Corporate expenses				(23,742)
Interest expense				(134)
Interest income				10,978
Unrealized gains on short-term investments				6,545
Other expense, net				(1,127)

Income before income taxes				$326,236

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

Segment information (continued):

	For the Quarter Ended June 28, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$735,194	$265,808	$137,171	$1,138,173
Internal net sales	8,281	4,790	344	13,415

	743,475	270,598	137,515	1,151,588

Less: (1)
Manufacturing costs (2)	495,170	230,058	85,967	811,195
Sales and marketing expense	8,053	1,336	3,661	13,050
Distribution expense	11,370	742	550	12,662
Other segment items (3)	(21,414)	7,852	4,709	(8,853)

Segment operating income	250,296	30,610	42,628	323,534

Reconciliation of segment operating income:
Corporate expenses				(19,366)
Interest expense				(17)
Interest income				8,222
Unrealized gains on short-term investments				13,212
Other expense, net				(1,142)

Income before income taxes				$324,443

Segment information (continued):

	For the Six Months Ended June 27, 2026
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$1,688,132	$666,007	$266,789	$2,620,928
Internal net sales	18,971	10,268	1,928	31,167

	1,707,103	676,275	268,717	2,652,095

Less: (1)
Manufacturing costs (2)	1,171,350	569,004	177,921	1,918,275
Sales and marketing expense	17,011	3,879	7,502	28,392
Distribution expense	22,406	1,040	967	24,413
Other segment items (3)	30,980	15,294	6,365	52,639

Segment operating income	465,356	87,058	75,962	628,376

Reconciliation of segment operating income:
Corporate expenses				(47,581)
Gain on sale of business				41,407
Interest expense				(134)
Interest income				22,848
Unrealized gains on short-term investments				4,508
Other expense, net				(2,359)

Income before income taxes				$647,065

Segment information (continued):

	For the Six Months Ended June 28, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$1,364,553	$513,598	$260,187	$2,138,338
Internal net sales	18,605	8,913	435	27,953

	1,383,158	522,511	260,622	2,166,291

Less: (1)
Manufacturing costs (2)	957,635	441,799	165,963	1,565,397
Sales and marketing expense	16,307	2,560	6,970	25,837
Distribution expense	22,524	1,446	1,022	24,992
Other segment items (3)	(21,768)	16,012	8,415	2,659

Segment operating income	408,460	60,694	78,252	547,406

Reconciliation of segment operating income:
Corporate expenses				(36,976)
Interest expense				(42)
Interest income				18,123
Unrealized gains on short-term investments				8,202
Other expense, net				(1,050)

Income before income taxes				$535,663

Other segment disclosures:

	For the Quarter Ended June 27, 2026
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization (4)	$6,348	$8,183	$1,749	$1,055	$17,335
Loss on disposal of assets, net	65	—	122	—	187
Expenditures for long-lived assets (including those resulting from business acquisitions)	27,817	11,251	2,708	—	41,776
Segment assets	1,638,676	968,876	275,046	1,374,670	4,257,268

(4) The amount of depreciation and amortization disclosed by reportable segment is included within the other segment expense captions, such as manufacturing costs or other segment items.

Other segment disclosures (continued):

	For the Quarter Ended June 28, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization (4)	$6,071	$8,446	$1,726	$1,662	$17,905
(Gain) loss on disposal of assets, net	(1,347)	(3)	1,013	—	(337)
Gain on insurance proceeds	(36,278)	—	—	—	(36,278)
Expenditures for long-lived assets (including those resulting from business acquisitions)	4,629	8,446	1,024	—	14,099
Segment assets	1,301,336	864,235	270,291	1,051,580	3,487,442

	For the Six Months Ended June 27, 2026
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization	$11,950	$16,491	$3,428	$2,118	$33,987
Loss on disposal of assets, net	1,590	8	122	—	$1,720
Asset impairments	2,653	—	—	—	2,653
Gain on sale of business	—	—	—	(41,407)	(41,407)
Expenditures for long-lived assets (including those resulting from business acquisitions)	32,484	22,185	4,343	—	59,012

	For the Six Months Ended June 28, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization	$11,490	$16,802	$3,418	$3,318	$35,028
(Gain) loss on disposal of assets, net	(15,809)	(3)	1,010	—	(14,802)
Gain on insurance proceeds	(36,278)	—	—	—	(36,278)
Expenditures for long-lived assets (including those resulting from business acquisitions)	12,023	16,231	2,437	—	30,691

Note 5 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	June 27, 2026	December 27, 2025

Cash & cash equivalents	$1,388,748	$1,367,003
Restricted cash included within other current assets	1,848	18,052
Restricted cash included within other assets	125	102

Total cash, cash equivalents, and restricted cash	$1,390,721	$1,385,157

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 6 – Inventories

(In thousands)	June 27, 2026	December 27, 2025

Raw materials and supplies	$307,974	$280,810
Work-in-process	202,637	127,369
Finished goods	107,687	113,362
Valuation reserves	(10,644)	(11,078)

Inventories	$607,654	$510,463

Note 7 – Financial Instruments

Short-Term Investments

The fair value of short-term investments at June 27, 2026 and December 27, 2025, consisting of marketable securities, approximates the carrying value on that date. These marketable securities are stated at fair value and classified as level 1 within the fair value hierarchy. This classification is defined as a fair value determined using observable inputs that reflect quoted prices in active markets for identical assets.

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

At June 27, 2026, the Company held open futures contracts to purchase approximately $28.6 million of copper over the next 13 months related to fixed price sales orders.  The fair value of those futures contracts was a $911 thousand net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At June 27, 2026, this amount was approximately $0.7 million of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At June 27, 2026, the Company held $2.4 million open futures contracts to sell copper over the next month related to copper inventory.  The fair value of those futures contracts was a $43 thousand net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	June 27, 2026	December 27, 2025	Balance Sheet Location	June 27, 2026	December 27, 2025

Commodity contracts - gains	Other current assets	$1,125	$1,983	Other current liabilities	$—	$—
Commodity contracts - losses	Other current assets	(171)	—	Other current liabilities	—	(17,336)

Total derivatives (1)		$954	$1,983		$—	$(17,336)
(1) Does not include the impact of cash collateral provided to counterparties.

The following table summarizes the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended		For the Six Months Ended
(In thousands)	Location	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Undesignated derivatives:
Gain on commodity contracts (nonqualifying)	Cost of goods sold	$6,086	$6,889	$22,114	$736

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended June 27, 2026
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$3,720	Cost of goods sold	$(2,533)
Other	(35)	Other	—

Total	$3,685	Total	$(2,533)

Amounts recognized in and reclassified from AOCI (continued):

	For the Quarter Ended June 28, 2025
(In thousands)	(Loss) Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$(329)	Cost of goods sold	$(1,012)
Other	10	Other	—

Total	$(319)	Total	$(1,012)

	For the Six Months Ended June 27, 2026
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$2,120	Cost of goods sold	$(2,950)
Other	(28)	Other	—

Total	$2,092	Total	$(2,950)

	For the Six Months Ended June 28, 2025
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$3,072	Cost of goods sold	$(2,368)
Other	11	Other	—

Total	$3,083	Total	$(2,368)

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At June 27, 2026 and December 27, 2025, the Company had recorded restricted cash in other current assets of $1.7 million and $17.9 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

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

The Company’s net income from unconsolidated affiliates, net of foreign tax, for the quarter ended June 27, 2026 included income of $1.7 million for Tecumseh. The Company’s net income from unconsolidated affiliates, net of foreign tax, for the quarter ended June 28, 2025 included income of $0.2 million for Tecumseh.

The Company’s net income from unconsolidated affiliates, net of foreign tax, for the six months ended June 27, 2026 included losses of $0.2 million for Tecumseh. The Company’s net income from unconsolidated affiliates, net of foreign tax, for the six months ended June 28, 2025 included losses of $2.5 million for Tecumseh.

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

The Company’s net income from unconsolidated affiliates, net of foreign tax, for the quarter ended June 27, 2026 included income of $5.2 million for the retail distribution business. The Company’s net income from unconsolidated affiliates, net of foreign tax, for the quarter ended June 28, 2025 included income of $2.7 million for the retail distribution business.

The Company’s net income from unconsolidated affiliates, net of foreign tax, for the six months ended June 27, 2026 included income of $7.2 million for the retail distribution business. The Company’s net income from unconsolidated affiliates, net of foreign tax, for the six months ended June 28, 2025 included income of $4.9 million for the retail distribution business.

Note 9 – Debt

On March 27, 2026, the Company entered into a Credit Agreement to replace its prior credit agreement that matured on March 31, 2026. The Credit Agreement provides for an unsecured $100.0 million revolving credit facility, which matures March 27, 2031.

There were no borrowings outstanding under the Credit Agreement as of June 27, 2026. Borrowings under the revolving credit facility bear interest, at the Company’s option, at the Benchmark Rate which is determined by the underlying currency of the Credit Extension, or the Base Rate as defined by the credit agreement, plus an applicable margin. Advances may be based upon the one, three, six, or twelve -month interest period. The applicable margin is based upon the Company’s debt to total capitalization ratio, and can range from 112.5 to 162.5 basis points for Benchmark Rate loans and 12.5 to 62.5 basis points for Base Rate loans. Additionally, a commitment fee is payable quarterly on the total commitment less any outstanding loans or issued letters of credit, and varies from 15.0 to 30.0 basis points based upon the Company’s debt to total capitalization ratio. Availability of funds under the revolving credit facility is reduced by the amount of certain outstanding letters of credit, which are used to secure the Company’s payment of insurance deductibles, certain retiree health benefits, and other corporate obligations.

Note 10 – Benefit Plans

Pension and Other Postretirement Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Pension benefits:
Interest cost	$653	$612	$1,307	$1,223
Expected return on plan assets	(614)	(553)	(1,228)	(1,107)
Amortization of net loss	77	82	155	164

Net periodic benefit cost	$116	$141	$234	$280

Other benefits:
Service cost	$59	$47	$119	$93
Interest cost	122	123	245	246
Amortization of prior service credit	(1)	(1)	(1)	(1)
Amortization of net gain	(99)	(104)	(198)	(204)

Net periodic benefit cost	$81	$65	$165	$134

The components of net periodic benefit cost (income) other than the service cost component are included in other expense, net in the Condensed Consolidated Statements of Income.

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

East La Harpe. At the East La Harpe site, the Company and two other PRPs conducted a site study evaluation under KDHE supervision and prepared a site cleanup plan approved by KDHE.  In December 2018, KDHE provided a draft agreement which contemplates the use of funds KDHE obtained from two other parties (Peabody Energy and Blue Tee) to fund part of the remediation and removes Blue Tee from the PRPs’ agreement with KDHE. Pursuant to the terms of the settlement with the other PRP noted above, the Company expects the remediation to be conducted and paid for entirely by the other PRP, and for that other PRP to negotiate and enter into an agreement with KDHE.

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). Subsequent thereto, the Company and Lead Refinery reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs then estimated it would cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs.  As of June 27, 2026, the Company has made payments of approximately $7.6 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs. In March 2022, Lead Refinery entered into an administrative settlement agreement and order on consent with the EPA, along with the four other PRPs, which involves payment of certain past and future costs relating to operable unit 1, in exchange for certain releases and contribution protection for the Company, Lead Refinery, and their respective affiliates relating to that operable unit. The settlement became effective in September 2022. The Company reserved $3.3 million for this settlement at the end of 2021.

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

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at June 27, 2026 were $27.5 million.

Note 12 – Income Taxes

The Company’s effective tax rate for the second quarter of 2026 was 25 percent compared with 24 percent for the same period last year.  The primary items impacting the effective tax rate for the second quarter of 2026 were increases related to the provision for state income taxes, net of the federal benefit, of $10.9 million and other items of $3.5 million.

The primary item impacting the effective tax rate for the second quarter of 2025 was an increase related to the provision for state income taxes, net of the federal benefit, of $10.1 million.

The Company’s effective tax rate for the first half of 2026 was 25 percent compared with 24 percent for the same period last year. The items impacting the effective tax rate for the first half of 2026 were increases related to the provision for state income taxes, net of the federal benefit, of $21.6 million and other items of $5.0 million.

The primary item impacting the effective tax rate for the first half of 2025 was an increase related to the provision for state income taxes, net of the federal benefit, of $16.9 million.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Six Months Ended June 27, 2026
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 27, 2025	$(52,079)	$1,694	$(3,295)	$2,845	$(50,835)

Other comprehensive (loss) income before reclassifications	(11,020)	2,092	93	(1,020)	(9,855)
Amounts reclassified from AOCI	—	(2,950)	(24)	—	(2,974)

Net current-period other comprehensive (loss) income	(11,020)	(858)	69	(1,020)	(12,829)

Balance as of June 27, 2026	$(63,099)	$836	$(3,226)	$1,825	$(63,664)

	For the Six Months Ended June 28, 2025
(In thousands)	Cumulative Translation Adjustment	Unrealized (Loss) Gain on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 28, 2024	$(75,926)	$(191)	$(6,282)	$2,120	$(80,279)

Other comprehensive income (loss) before reclassifications	26,973	3,083	2,229	(733)	31,552
Amounts reclassified from AOCI	—	(2,368)	(20)	—	(2,388)

Net current-period other comprehensive income (loss)	26,973	715	2,209	(733)	29,164

Balance as of June 28, 2025	$(48,953)	$524	$(4,073)	$1,387	$(51,115)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025	Affected line item

Unrealized gains on derivative commodity contracts	$(3,269)	$(1,306)	$(3,807)	$(3,055)	Cost of goods sold
	736	294	857	687	Income tax expense

	$(2,533)	$(1,012)	$(2,950)	$(2,368)	Net of tax and noncontrolling interests

Amortization of net (gain) loss and prior service (credit) cost on employee benefit plans	$(23)	$(23)	$(44)	$(41)	Other expense, net
	10	12	20	21	Income tax expense

	$(13)	$(11)	$(24)	$(20)	Net of tax and noncontrolling interests

Note 14 – Insurance Claim

In March 2023, a portion of the Company’s Covington, Tennessee manufacturing operation was damaged by a tornado. Certain inventories, production equipment, and building structures were extensively damaged. To date, $55.0 million of insurance proceeds have been received. During the second quarter of 2025, the Company recorded a pre-tax gain of $36.3 million, or $0.12 per diluted share after tax, for the excess of insurance proceeds received over the losses incurred for damaged inventories, equipment, and buildings, as there are no known contingencies and there is no expectation of repayment regarding the proceeds received to date and any additional costs associated with the event are expected to be minimal. During the third quarter of 2025, the Company recognized an additional pre-tax gain of $4.9 million, or $0.02 per diluted share after tax. The claim is not yet fully settled, and additional insurance recovery amounts are expected to be recorded in the future.

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

According to the U.S. Census Bureau, the June 2026 seasonally adjusted annual rate of new housing starts was 1.43 million, compared to the June 2025 rate of 1.38 million. The average 30-year fixed mortgage rate was 6.28 percent for the first half of 2026 and 6.60 percent for the year ended December 2025. The private non-residential construction sector includes offices, industrial, health care, and retail projects. According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $738.7 billion in May 2026 compared to the May 2025 rate of $791.0 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the second quarter and first half of 2026 and 2025:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 27, 2026	June 28, 2025	2026 vs. 2025	June 27, 2026	June 28, 2025	2026 vs. 2025

Net sales	$1,427,923	$1,138,173	25.5%	$2,620,928	$2,138,338	22.6%
Operating income	309,974	304,168	1.9	622,202	510,430	21.9
Net income attributable to Mueller Industries, Inc.	249,655	245,924	1.5	488,673	403,356	21.2

The increase in net sales during the second quarter of 2026 was primarily due to (i) higher net selling prices of $184.6 million in our core product lines, primarily copper tube, brass rod, and high-quality wire and cable, related to the rise in raw material costs, (ii) sales of $62.5 million recorded by Bison, acquired on March 30, 2026, (iii) an increase in sales of $36.0 million in our non-core product lines, and (iv) higher unit sales volume of $17.4 million in our core product lines, primarily brass rod and high-quality wire and cable. These increases were partially offset by a decrease in sales of $10.7 million as a result of the sale of Sherwood during the first quarter of 2026.

The increase in net sales during the first half of 2026 was primarily due to (i) higher net selling prices of $400.7 million in our core product lines, (ii) sales of $62.5 million recorded by Bison, and (iii) an increase in sales of $52.7 million in our non-core product lines. These increases were partially offset by (i) a decrease in sales of $20.3 million as a result of the sale of Sherwood and (ii) lower unit sales volume of $13.0 million in our core product lines.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the second quarter and first half of 2026 and 2025:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Cost of goods sold	$1,032,577	$785,194	$1,867,138	$1,513,379
Depreciation and amortization	17,335	17,905	33,987	35,028
Selling, general, and administrative expense	67,850	67,521	134,635	130,581
Loss (gain) on disposal of assets, net	187	(337)	1,720	(14,802)
Gain on sale of business	—	—	(41,407)	—
Asset impairments	—	—	2,653	—
Gain on insurance proceeds	—	(36,278)	—	(36,278)

Operating expenses	$1,117,949	$834,005	$1,998,726	$1,627,908

	For the Quarter Ended		For the Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Cost of goods sold	72.3%	69.0%	71.2%	70.8%
Depreciation and amortization	1.2	1.6	1.3	1.6
Selling, general, and administrative expense	4.8	5.9	5.1	6.1
Loss (gain) on disposal of assets, net	—	—	0.1	(0.7)
Gain on sale of business	—	—	(1.6)	—
Asset impairments	—	—	0.1	—
Gain on insurance proceeds	—	(3.2)	—	(1.7)

Operating expenses	78.3%	73.3%	76.2%	76.1%

Q2 2026 compared to Q2 2025

Cost of goods sold increased in the second quarter of 2026 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 27.7 percent compared with 31.0 percent in the prior year quarter. Depreciation and amortization was consistent with the second quarter of 2025. Selling, general, and administrative expense increased slightly in the second quarter of 2026 primarily as a result of (i) higher employment costs, including incentive compensation, of $1.6 million, (ii) higher legal and professional fees of $1.5 million, and (iii) incremental expenses of $1.4 million associated with Bison. These increases were largely offset by (i) lower product-related costs of $1.4 million, (ii) lower foreign currency transaction losses of $1.2 million, (iii) the absence of $0.5 million of expenses associated with Sherwood, and (iv) lower taxes and insurance of $0.4 million. In addition, during the second quarter of 2025, we recognized a gain of $36.3 million for the excess of insurance proceeds received over the losses incurred related to the March 2023 tornado at our Covington, Tennessee manufacturing operation.

Interest income was higher in the second quarter of 2026 primarily as a result of higher interest rates. During the second quarters of 2026 and 2025, we recognized unrealized gains on short-term investments of $6.5 million and $13.2 million, respectively. Other expense, net, was consistent with the second quarter of 2025.

Our effective tax rate for the second quarter of 2026 was 25 percent compared with 24 percent for the same period last year.  The primary items impacting the effective tax rate were (i) increases related to the provision for state income taxes, net of the federal benefit, of $10.9 million and (ii) other items of $3.5 million.

For the second quarter of 2025, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to the provision for state income taxes, net of the federal benefit, of $10.1 million.

During the second quarters of 2026 and 2025, we recognized net income of $6.9 million and $2.9 million, respectively, on our investments in unconsolidated affiliates.

YTD 2026 compared to YTD 2025

Cost of goods sold increased in the first half of 2026 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 28.8 percent compared with 29.2 percent in the prior year. Depreciation and amortization decreased slightly in the first half of 2026 primarily as a result of several long-lived assets becoming fully depreciated and long-lived assets sold with Sherwood, partially offset by incremental expenses associated with the acquisition of Bison. Selling, general, and administrative expense increased in the first half of 2026 primarily as a result of (i) higher employment costs, including incentive compensation, of $8.5 million, (ii) higher legal and professional fees of $5.1 million, and (iii) incremental expenses of $1.4 million associated with Bison. These increases were partially offset by (i) lower product-related costs of $6.1 million, (ii) lower foreign currency transaction losses of $1.7 million, (iii) the absence of $1.0 million of expenses associated with Sherwood, (iv) lower taxes and insurance of $0.9 million, (v) lower sales and marketing costs of $0.6 million, and (vi) lower repairs and maintenance of $0.6 million. In addition, during the first half of 2026 we recognized a gain of $41.4 million on the sale of our Sherwood business as well as fixed asset impairment charges on idled equipment of $2.7 million. During the first half of 2025 we recognized a gain of $36.3 million for the excess of insurance proceeds received over the losses incurred related to the March 2023 tornado at our Covington, Tennessee manufacturing operation. Lastly, during the first half of 2026 we recognized net losses on the disposal of assets of $1.7 million, compared to net gains on the disposal of assets of $14.8 million during the first half of 2025.

Interest income increased during the first half of 2026 primarily as a result of higher interest rates. During the first half of 2026 and 2025, we recognized unrealized gains on short-term investments of $4.5 million and $8.2 million, respectively. Other expense, net, was slightly higher during the first half of 2026 primarily due to higher environmental remediation expense for our non-operating properties.

Our effective tax rate for the first half of 2026 was 25 percent compared with 24 percent for the same period last year.  The items impacting the effective tax rate were primarily related to (i) the provision for state income taxes, net of the federal benefit, of $21.6 million and (ii) other adjustments of $5.0 million.

For the first half of 2025, the primary item impacting the effective tax rate was an increase related to the provision for state income taxes, net of the federal benefit, of $16.9 million.

During the first half of 2026 and 2025, we recognized net income of $7.0 million and $2.4 million, respectively, on our investments in unconsolidated affiliates.

Piping Systems Segment

The following table compares summary operating results for the second quarter and first half of 2026 and 2025 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 27, 2026	June 28, 2025	2026 vs. 2025	June 27, 2026	June 28, 2025	2026 vs. 2025

Net sales	$946,575	$743,475	27.3%	$1,707,103	$1,383,158	23.4%
Operating income	248,346	250,296	(0.8)	465,356	408,460	13.9

The increase in net sales during the second quarter of 2026 was primarily attributable to (i) higher net selling prices in the segment’s core product lines, primarily copper tube, of $125.7 million, (ii) sales of $62.5 million recorded by Bison, and (iii) an increase in sales of $28.1 million in the segment’s non-core product lines. These increases were partially offset by lower unit sales volume of $15.9 million in the segment’s core product lines.

Net sales during the first half of 2026 increased primarily as a result of (i) higher net selling prices in the segment’s core product lines of $285.1 million, (ii) sales of $62.5 million recorded by Bison, and (iii) an increase in sales of $43.5 million in the segment’s non-core product lines. These increases were partially offset by lower unit sales volume of $67.5 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the second quarter and first half of 2026 and 2025:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Cost of goods sold	$659,045	$490,178	$1,161,820	$948,330
Depreciation and amortization	6,348	6,071	11,950	11,490
Selling, general, and administrative expense	32,771	34,555	63,734	66,965
Loss (gain) on disposal of assets, net	65	(1,347)	1,590	(15,809)
Asset impairments	—	—	2,653	—
Gain on insurance proceeds	—	(36,278)	—	(36,278)

Operating expenses	$698,229	$493,179	$1,241,747	$974,698

	For the Quarter Ended		For the Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Cost of goods sold	69.6%	65.9%	68.1%	68.6%
Depreciation and amortization	0.7	0.8	0.7	0.8
Selling, general, and administrative expense	3.5	4.6	3.7	4.8
Loss (gain) on disposal of assets, net	—	(0.2)	0.1	(1.1)
Asset impairments	—	—	0.2	—
Gain on insurance proceeds	—	(4.9)	—	(2.6)

Operating expenses	73.8%	66.2%	72.8%	70.5%

The increase in cost of goods sold during the second quarter of 2026 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 30.4 percent compared with 34.1 percent in the prior year quarter. Depreciation and amortization increased slightly during the second quarter of 2026 primarily due to incremental expenses associated with the acquisition of Bison. Selling, general, and administrative expense decreased for the second quarter of 2026 primarily as a result of (i) lower foreign currency transaction losses of $2.5 million, (ii) lower product-related costs of $1.4 million, and (iii) lower sales and marketing costs of $0.4 million. These decreases were partially offset by (i) higher employment costs, including incentive compensation, of $1.5 million and (ii) incremental expenses of $1.4 million associated with Bison. In addition, during the second quarter of 2025 the segment recognized net gains on the disposal of assets of $1.3 million and a gain of $36.3 million for the excess of insurance proceeds received over the losses incurred related to the March 2023 tornado at our Covington, Tennessee manufacturing operation.

The increase in cost of goods sold during the first half of 2026 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 31.9 percent compared with 31.4 percent in the prior year. Depreciation and amortization increased slightly in the first half of 2026 as a result of incremental expenses associated with the acquisition of Bison. Selling, general, and administrative expense decreased for the first half of 2026 primarily as a result of (i) lower product-related costs of $6.1 million, (ii) lower foreign currency transaction losses of $2.5 million, (iii) lower sales and marketing costs of $0.8 million, and (iv) lower repairs and maintenance of $0.7 million. These decreases were partially offset by (i) higher employment costs, including incentive compensation, of $4.4 million, (ii) incremental expenses of $1.4 million associated with Bison, and (iii) higher professional fees of $0.7 million. In addition, during the first half of 2026 the segment recognized fixed asset impairment charges on idled equipment of $2.7 million and net losses on the disposal of assets of $1.6 million. During the first half of 2025, the segment recognized net gains on the disposal of assets of $15.8 million and a gain of $36.3 million for the excess of insurance proceeds received over the losses incurred related to the March 2023 tornado at our Covington, Tennessee manufacturing operation.

Industrial Metals Segment

The following table compares summary operating results for the second quarter and first half of 2026 and 2025 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 27, 2026	June 28, 2025	2026 vs. 2025	June 27, 2026	June 28, 2025	2026 vs. 2025

Net sales	$354,998	$270,598	31.2%	$676,275	$522,511	29.4%
Operating income	42,787	30,610	39.8	87,058	60,694	43.4

The increase in net sales during the second quarter of 2026 was primarily due to (i) higher net selling prices of $58.9 million in the segment’s core product lines, primarily brass rod and high-quality wire and cable, and (ii) higher unit sales volume of $33.3 million in the segment’s core product lines. These increases were slightly offset by a decrease in sales of $10.7 million as a result of the sale of Sherwood.

The increase in net sales during the first half of 2026 was primarily due to (i) higher net selling prices of $115.6 million in the segment’s core product lines, (ii) higher unit sales volume of $54.5 million in the segment’s core product lines, and (iii) an increase in sales of $2.6 million in the segment’s non-core product lines. These increases were partially offset by a decrease in sales of $20.3 million as a result of the sale of Sherwood.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the second quarter and first half of 2026 and 2025:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Cost of goods sold	$298,470	$225,713	$560,712	$433,199
Depreciation and amortization	8,183	8,446	16,491	16,802
Selling, general, and administrative expense	5,558	5,832	12,006	11,819
(Gain) loss on disposal of assets, net	—	(3)	8	(3)

Operating expenses	$312,211	$239,988	$589,217	$461,817

	For the Quarter Ended		For the Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Cost of goods sold	84.1%	83.4%	82.9%	82.9%
Depreciation and amortization	2.3	3.1	2.4	3.2
Selling, general, and administrative expense	1.6	2.2	1.8	2.3
(Gain) loss on disposal of assets, net	—	—	—	—

Operating expenses	88.0%	88.7%	87.1%	88.4%

The change in cost of goods sold during the second quarter of 2026 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 15.9 percent compared with 16.6 percent in the prior year quarter. Depreciation and amortization was consistent with the second quarter of 2025. Selling, general, and administrative expense decreased slightly during the second quarter of 2026 primarily due to (i) the absence of $0.5 million of expenses associated with Sherwood and (ii) lower professional fees of $0.2 million. These decreases were partially offset by higher employment costs of $0.5 million.

The increase in cost of goods sold during the first half of 2026 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 17.1 percent compared with 17.1 percent in the prior year. Depreciation and amortization decreased during the first half of 2026 primarily as a result of several long-lived assets becoming fully depreciated and long-lived assets sold with Sherwood. Selling, general, and administrative expense increased slightly during the first half of 2026 primarily as a result of (i) higher employment costs of $0.9 million and (ii) higher professional fees of $0.4 million. These increases were largely offset by the absence of $1.0 million of expenses associated with Sherwood.

Climate Segment

The following table compares summary operating results for the second quarter and first half of 2026 and 2025 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change	For the Six Months Ended		Percent Change
(In thousands)	June 27, 2026	June 28, 2025	2026 vs. 2025	June 27, 2026	June 28, 2025	2026 vs. 2025

Net sales	$144,952	$137,515	5.4%	$268,717	$260,622	3.1%
Operating income	42,583	42,628	(0.1)	75,962	78,252	(2.9)

Net sales for the second quarter and first half of 2026 increased primarily as a result of higher demand, particularly for products utilized in commercial construction, and an increase in volume and price in certain product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the second quarter and first half of 2026 and 2025:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Cost of goods sold	$93,192	$84,451	$174,955	$162,966
Depreciation and amortization	1,749	1,726	3,428	3,418
Selling, general and administrative expense	7,306	7,697	14,250	14,976
Loss on disposal of assets, net	122	1,013	122	1,010

Operating expenses	$102,369	$94,887	$192,755	$182,370

	For the Quarter Ended		For the Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

Cost of goods sold	64.3%	61.4%	65.1%	62.5%
Depreciation and amortization	1.2	1.3	1.3	1.3
Selling, general and administrative expense	5.0	5.6	5.3	5.7
Loss on disposal of assets, net	0.1	0.7	—	0.4

Operating expenses	70.6%	69.0%	71.7%	69.9%

Cost of goods sold increased during the second quarter of 2026 primarily due to the rise in raw material costs.  Gross margin as a percentage of sales was 35.7 percent compared with 38.6 percent in the prior year quarter. Depreciation and amortization and selling, general, and administrative expense were consistent with the second quarter of 2025. During the second quarter of 2025, the segment recorded a loss on the disposal of assets of $1.0 million.

Cost of goods sold increased during the first half of 2026 primarily due to factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 34.9 percent compared with 37.5 percent in the prior year. Depreciation and amortization was consistent with the first half of 2025. Selling, general, and administrative expense decreased slightly primarily due to lower employment costs of $0.6 million. In addition, during the first half of 2025, the segment recorded a loss on the disposal of assets of $1.0 million.

Liquidity and Capital Resources

The following table presents selected financial information for the first half of 2026 and 2025:

(In thousands)	2026	2025

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$5,564	$(32,160)
Short-term investments	4,508	34,835
Property, plant, and equipment, net	20,730	17,839
Goodwill and intangible assets, net	104,192	(21,620)
Total debt	5,243	(1,020)
Working capital, net of cash and current debt	195,091	178,367

Net cash provided by operating activities	292,001	304,161
Net cash used in investing activities	(125,833)	(33,486)
Net cash used in financing activities	(154,886)	(314,553)

Cash Flows from Operating Activities

During the six months ended June 27, 2026, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $491.7 million and (ii) an increase in current liabilities of $167.9 million. There were also increases due to non-cash adjustments primarily consisting of (i) depreciation and amortization of $34.0 million and (ii) stock-based compensation expense of $15.8 million. These increases were partially offset by (i) an increase in accounts receivable of $292.2 million, (ii) an increase in inventories of $89.2 million, and (iii) a gain of $41.4 million related to the sale of the Sherwood business.

During the six months ended June 28, 2025, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $407.8 million, (ii) an increase in current liabilities of $72.3 million, and (iii) non-capital related insurance proceeds of $12.3 million for the March 2023 tornado in Covington, Tennessee. There were also increases due to non-cash adjustments primarily consisting of (i) depreciation and amortization of $35.0 million and (ii) stock-based compensation expense of $13.9 million. These increases were partially offset by (i) an increase in accounts receivable of $134.5 million, (ii) the gain of $36.3 million related to insurance proceeds for the March 2023 tornado in Covington, Tennessee, (iii) an increase in inventories of $41.2 million, (iv) net gains on the disposal of assets of $14.8 million, and (v) unrealized gains on short-term investments of $8.2 million.

Cash Flows from Investing Activities

The major components of net cash used in investing activities during the six months ended June 27, 2026 included (i) $138.3 million for the purchase of Bison and (ii) capital expenditures of $38.8 million. These uses were partially offset by proceeds from the sale of the Sherwood business, net of cash sold, of $57.0 million.

The major components of net cash used in investing activities during the six months ended June 28, 2025 included (i) capital expenditures of $30.7 million and (ii) the purchase of short-term investments of $26.6 million. These uses were partially offset by proceeds from the sale of properties of $21.1 million.

Cash Flows from Financing Activities

For the six months ended June 27, 2026, net cash used in financing activities consisted primarily of (i) $76.4 million used to repurchase common stock of the Company, (ii) $76.1 million used for the payment of regular quarterly dividends to stockholders of the Company, and (iii) $5.0 million used for the payment of dividends to noncontrolling interests.

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

As of June 27, 2026, we had $1.4 billion of cash on hand and $72.5 million available to be drawn under the Credit Agreement. Our current ratio was 4.8 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $1.8 million during the first half of 2026.  We expect to spend approximately $3.4 million over the next twelve months for ongoing environmental remediation activities.

The Company declared a quarterly cash dividend of 17.5 cents per common share during the first and second quarters of 2026 and 12.5 cents per common share during the first and second quarters of 2025, respectively. Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of June 27, 2026, the Company’s total debt was $5.2 million or 0.1 percent of its total capitalization.

The Company’s Credit Agreement provides for an unsecured $100.0 million revolving credit facility, which matures March 27, 2031.  There were no borrowings outstanding under the Credit Agreement as of June 27, 2026. The Credit Agreement backed approximately $27.5 million in letters of credit at the end of the second quarter of 2026.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of June 27, 2026, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until July 2026, the authorization to repurchase up to 80 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 27, 2026, the Company has repurchased approximately 39.2 million shares under this authorization.  See Part II., Item 2. below for information about the Company’s share repurchases during the quarter ended June 27, 2026.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At June 27, 2026, we held open futures contracts to purchase approximately $28.6 million of copper over the next 13 months related to fixed-price sales orders and to sell approximately $2.4 million of copper over the next month related to copper inventory.

We may enter into futures contracts or forward fixed-price arrangements with certain vendors to manage price risk associated with natural gas purchases.  The effective portion of gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon consumption of natural gas.  Periodic value fluctuations of the futures contracts generally offset the value fluctuations of the underlying natural gas prices.  As of June 27, 2026, we held no open futures contracts to purchase natural gas.

Interest Rates

At June 27, 2026, we had no variable-rate debt and $27.5 million in letters of credit outstanding.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pretax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on the Secured Overnight Financing Rate (SOFR).

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At June 27, 2026, we had open forward contracts with a financial institution to sell approximately 8.3 million euros and 4.9 million Norwegian kroner through September 2026.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of June 27, 2026.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 27, 2026 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ending June 27, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2026, the authorization to repurchase up to 80 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through June 27, 2026, the Company had repurchased approximately 39.2 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended June 27, 2026.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

March 29, 2026 - April 25, 2026	6,400	$9.28	—	40,760,390
April 26, 2026 - May 23, 2026	3,202	$67.08	—	40,760,390
May 24, 2026 - June 27, 2026	—	$—	—	40,760,390
Total	9,602		—
(1) Includes shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting and shares purchased as part of a publicly announced plan. Also includes shares resulting from restricted stock forfeitures at the average cost of treasury stock.
(2) Shares available to be purchased under the Company’s 80 million share repurchase authorization until July 2026. The extension of the authorization was announced on October 23, 2024.

Item 5.  Other Information

During the quarter ended June 27, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.  Exhibits

3.1
Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant dated June 29, 2026 (Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, dated July 1, 2026).

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
July 22, 2026	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
July 22, 2026	Anthony J. Steinriede
Date	Vice President – Corporate Controller