Form 10-Q
period 2026-09-26
MUELLER INDUSTRIES INC
filed 2026-10-21
CIK 89439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
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
Yes   ☐    No   ☒

The number of shares of the Registrant’s common stock outstanding as of October 16, 2026 was 217,974,381.

MUELLER INDUSTRIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 26, 2026

As used in this report, the terms “Company,” “Mueller,” and “Registrant” mean Mueller Industries, Inc. and its consolidated subsidiaries taken as a whole, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands, except per share data)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Net sales	$1,418,598	$1,077,824	$4,039,526	$3,216,162

Cost of goods sold	1,057,156	738,148	2,924,294	2,251,527
Depreciation and amortization	21,173	16,607	55,160	51,635
Selling, general, and administrative expense	63,048	61,657	197,683	192,238
(Gain) loss on disposal of assets, net	—	(11,852)	1,720	(26,654)
Gain on sale of business	—	—	(41,407)	—
Asset impairments	—	2,018	2,653	2,018
Gain on insurance proceeds	(4,352)	(4,869)	(4,352)	(41,147)

Operating income	281,573	276,115	903,775	786,545

Interest expense	(136)	(6)	(270)	(48)
Interest income	12,002	10,822	34,850	28,945
Unrealized gains (losses) on short-term investments	5,859	(2,277)	10,367	5,925
Pension plan termination expense	—	(4,830)	—	(4,830)
Other (expense) income, net	(62)	627	(2,421)	(423)

Income before income taxes	299,236	280,451	946,301	816,114

Income tax expense	(76,607)	(73,904)	(239,031)	(204,236)
Income from unconsolidated affiliates, net of foreign tax	1,688	3,701	8,723	6,140

Consolidated net income	224,317	210,248	715,993	618,018
Net income attributable to noncontrolling interests	(3,117)	(2,125)	(6,120)	(6,539)

Net income attributable to Mueller Industries, Inc.	$221,200	$208,123	$709,873	$611,479

Weighted average shares for basic earnings per share (1)	216,988	218,228	217,530	219,066
Effect of dilutive stock-based awards (1)	3,129	3,632	3,513	4,230

Adjusted weighted average shares for diluted earnings per share (1)	220,117	221,860	221,043	223,296

Basic earnings per share (1)	$1.02	$0.95	$3.26	$2.79

Diluted earnings per share (1)	$1.00	$0.94	$3.21	$2.74

Dividends per share (1)	$0.175	$0.125	$0.525	$0.375
See accompanying notes to condensed consolidated financial statements.
(1) Adjusted retroactively to reflect the two-for-one stock split that occurred on June 30, 2026. Refer to Note 2 - Earnings per Common Share for additional information.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Consolidated net income	$224,317	$210,248	$715,993	$618,018

Other comprehensive income (loss), net of tax:
Foreign currency translation	3,087	(6,701)	(7,933)	20,318
Net change with respect to derivative instruments and hedging activities, net of tax of $(70), $34, $181, and $(176)	242	(114)	(616)	601
Net change in pension and postretirement obligation adjustments, net of tax of $7, $(57), $(27), and $(765)	(19)	135	50	2,344
Attributable to unconsolidated affiliates, net of tax of $51, $353, $347, and $566	(176)	(1,217)	(1,196)	(1,950)

Total other comprehensive income (loss), net	3,134	(7,897)	(9,695)	21,313

Consolidated comprehensive income	227,451	202,351	706,298	639,331
Comprehensive income attributable to noncontrolling interests	(4,696)	(1,588)	(7,298)	(6,048)

Comprehensive income attributable to Mueller Industries, Inc.	$222,755	$200,763	$699,000	$633,283

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	September 26, 2026	December 27, 2025

Assets

Current assets:
Cash and cash equivalents	$1,447,799	$1,367,003
Short-term investments	33,100	22,733
Accounts receivable, less allowance for credit losses of $3,596 in 2026 and $2,545 in 2025	723,993	475,566
Inventories	621,390	510,463
Other current assets	53,215	69,980

Total current assets	2,879,497	2,445,745

Property, plant, and equipment, net	602,787	536,466
Operating lease right-of-use assets	21,066	27,211
Goodwill, net	308,325	298,188
Intangible assets, net	342,674	287,080
Investments in unconsolidated affiliates	109,311	108,631
Other assets	33,934	29,708

Total assets	$4,297,594	$3,733,029

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	September 26, 2026	December 27, 2025

Liabilities

Current liabilities:
Accounts payable	$297,923	$180,577
Accrued wages and other employee costs	53,494	58,125
Current portion of operating lease liabilities	8,181	8,520
Other current liabilities	295,994	165,912

Total current liabilities	655,592	413,134

Long-term debt, less current portion	5,243	—
Pension liabilities	605	212
Postretirement benefits other than pensions	8,143	8,181
Environmental reserves	15,758	15,684
Deferred income taxes	46,345	31,640
Noncurrent operating lease liabilities	13,097	18,970
Other noncurrent liabilities	10,493	9,302

Total liabilities	755,276	497,123

Equity

Mueller Industries, Inc. stockholders' equity:
Preferred stock - $1.00 par value; shares authorized 5,000,000; none outstanding	—	—
Common stock - $.01 par value; shares authorized 500,000,000 in 2026 and 250,000,000 in 2025; issued 320,732,016; outstanding 217,997,781 in 2026 and 222,359,500 in 2025 (1)	3,208	1,604
Additional paid-in capital	362,735	345,033
Retained earnings	4,355,779	3,761,575
Accumulated other comprehensive loss	(60,530)	(50,835)
Treasury common stock, at cost	(1,149,741)	(847,411)

Total Mueller Industries, Inc. stockholders' equity	3,511,451	3,209,966
Noncontrolling interests	30,867	25,940

Total equity	3,542,318	3,235,906

Commitments and contingencies	—	—

Total liabilities and equity	$4,297,594	$3,733,029

See accompanying notes to condensed consolidated financial statements.

(1) Adjusted retroactively to reflect the two-for-one stock split that occurred on June 30, 2026. Refer to Note 2 - Earnings per Common Share for additional information.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
(In thousands)	September 26, 2026	September 27, 2025

Cash flows from operating activities
Consolidated net income	$715,993	$618,018
Reconciliation of consolidated net income to net cash provided by operating activities:
Depreciation and amortization	55,160	51,635
Stock-based compensation expense	23,307	20,328
Provision for credit losses	802	67
Income from unconsolidated affiliates	(8,723)	(6,140)
Dividends from unconsolidated affiliates	5,701	5,440
Insurance proceeds - noncapital related	—	15,469
Loss (gain) on disposals of assets, net	1,720	(26,654)
Gain on sale of business	(41,407)	—
Unrealized gains on short-term investments	(10,367)	(5,925)
Impairment charges	2,653	2,018
Gain on insurance proceeds	(4,352)	(41,147)
Deferred income tax expense	17,282	10,627
Changes in assets and liabilities, net of effects of businesses acquired and sold:
Receivables	(253,596)	(100,830)
Inventories	(95,916)	(40,669)
Other assets	3,466	(8,756)
Current liabilities	219,818	120,796
Other liabilities	1,376	286
Other, net	(3,952)	(330)

Net cash provided by operating activities	$628,965	$614,233

Cash flows from investing activities
Capital expenditures	$(60,764)	$(48,982)
Acquisition of business, net of cash acquired	(135,752)	—
Proceeds from sale of business, net of cash sold	57,004	—
Insurance proceeds - capital related	4,352	4,531
Purchase of short-term investments	—	(26,633)
Purchase of long-term investments	(5,834)	(781)
Proceeds from sales of assets	62	38,478
Other	—	600

Net cash used in investing activities	$(140,932)	$(32,787)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
(In thousands)	September 26, 2026	September 27, 2025

Cash flows from financing activities
Dividends paid to stockholders of Mueller Industries, Inc.	$(113,869)	$(81,723)
Dividends paid to noncontrolling interests	(5,051)	(12,240)
Repurchase of common stock	(278,297)	(243,615)
Repayments of debt	—	(185)
Net cash used to settle stock-based awards	(24,882)	(29,528)
Other	3,100	—

Net cash used in financing activities	$(418,999)	$(367,291)

Effect of exchange rate changes on cash	(4,214)	9,836

Increase in cash, cash equivalents, and restricted cash	64,820	223,991
Cash, cash equivalents, and restricted cash at the beginning of the period	1,385,157	1,038,895

Cash, cash equivalents, and restricted cash at the end of the period	$1,449,977	$1,262,886

See accompanying notes to condensed consolidated financial statements.

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Common stock:
Balance at beginning of period	$1,604	$1,604	$1,604	$1,604
Issuance of shares under two-for-one stock split	1,604	—	1,604	—

Balance at end of period	$3,208	$1,604	$3,208	$1,604

Additional paid-in capital:
Balance at beginning of period	$360,901	$344,906	$345,033	$330,532
Exercise of stock options, net of shares withheld	234	(95)	201	590
Stock-based compensation expense	7,461	6,388	23,307	20,328
Issuance of restricted stock	(4,257)	(9,791)	(4,622)	(10,042)
Issuance of shares under two-for-one stock split	(1,604)	—	(1,604)	—
Transactions with noncontrolling interests	—	—	420	—

Balance at end of period	$362,735	$341,408	$362,735	$341,408

Retained earnings:
Balance at beginning of period	$4,172,858	$3,455,935	$3,761,575	$3,107,838
Net income attributable to Mueller Industries, Inc.	221,200	208,123	709,873	611,479
Dividends paid or payable to stockholders of Mueller Industries, Inc.	(38,279)	(28,442)	(115,669)	(83,701)

Balance at end of period	$4,355,779	$3,635,616	$4,355,779	$3,635,616

Accumulated other comprehensive loss:
Balance at beginning of period	$(63,664)	$(51,115)	$(50,835)	$(80,279)
Total other comprehensive income (loss) attributable to Mueller Industries, Inc.	3,134	(7,360)	(9,695)	21,804

Balance at end of period	$(60,530)	$(58,475)	$(60,530)	$(58,475)

MUELLER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Treasury stock:
Balance at beginning of period	$(923,949)	$(834,770)	$(847,411)	$(586,530)
Issuance of shares under incentive stock plans	4,336	10,507	5,820	12,065
Repurchase of common stock	(205,431)	—	(281,870)	(243,615)
Shares withheld for stock option exercises and employee taxes	(24,697)	(25,959)	(26,280)	(32,142)

Balance at end of period	$(1,149,741)	$(850,222)	$(1,149,741)	$(850,222)

Noncontrolling interests:
Balance at beginning of period	$26,266	$24,063	$25,940	$31,243
Net income attributable to noncontrolling interests	3,117	2,125	6,120	6,539
Foreign currency translation	1,579	(537)	1,178	(491)
Transactions with noncontrolling interests	—	—	2,680	600
Dividends paid to noncontrolling interests	(95)	—	(5,051)	(12,240)

Balance at end of period	$30,867	$25,651	$30,867	$25,651

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

Note 2 – Earnings per Common Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options and vesting of restricted and performance stock awards calculated using the treasury stock method. There were 220 thousand and 153 thousand stock-based awards excluded from the computation of diluted earnings per share for the quarters ended September 26, 2026 and September 27, 2025, respectively, because they were antidilutive.

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

Note 3 – Acquisitions and Dispositions

Acquisitions

Bison Metals Technologies LLC

On March 30, 2026, the Company entered into a definitive agreement to acquire Bison Metals Technologies LLC (Bison) for approximately $135.8 million in cash, as well as $3.8 million of net debt assumed in the transaction, net of cash acquired and working capital adjustments. Bison is a U.S. manufacturer of copper tubes in Shawnee, Oklahoma for the industrial, technical, HVAC, plumbing and refrigeration markets. The acquisition complements and expands the Company’s existing businesses within the Piping Systems segment where the operating results are included in the Domestic Piping Systems Group subsequent to the acquisition date.

The purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values at the acquisition date. The allocation, including the residual amount allocated to goodwill, is based on preliminary information and is subject to change as additional information concerning final asset and liability valuations are obtained and management completes its assessment of the valuations during the measurement period. Changes to the purchase price allocation from the amounts presented in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2026 primarily included the final settlement of the closing statement and the valuation of inventory, property, plant, and equipment, and intangible assets. These changes resulted in a net decrease to goodwill of $104.9 million, and the impact of these measurement period adjustments to depreciation and amortization was not material to the Condensed Consolidated Statement of Income.

The provisional purchase price allocation is as follows:

(In thousands)	Initial Allocation	Measurement Period Adjustments	Updated Allocation

Total consideration	$138,269	$1,295	$139,564

Allocated to:
Cash	—	3,868	3,868
Inventories	17,651	5,389	23,040
Other current assets	7,020	(6,221)	799
Property, plant, and equipment	20,216	29,894	50,110
Tax-deductible goodwill	115,882	(104,927)	10,955
Intangible assets	—	73,530	73,530
Other assets	1,601	(166)	1,435
Total assets acquired	162,370	1,367	163,737

Accounts payable	15,832	292	16,124
Other current liabilities	3,026	(220)	2,806
Long-term debt	5,243	—	5,243
Total liabilities assumed	24,101	72	24,173

Net assets acquired	$138,269	$1,295	$139,564

In determining the fair value of amounts above, the Company utilized various forms of the income, cost, and market approaches depending on the asset or liability being valued. The estimation of fair value required judgment related to future net cash flows, discount rates, customer attrition rates, competitive trends, market comparisons, and other factors. As a result, the Company utilized third-party valuation specialists to assist in determining the fair value of certain assets. Inputs were generally determined by taking into account independent appraisals and historical data, supplemented by current and anticipated market conditions. Management believes that the purchase price attributable to goodwill represents future expected economic benefits, including enhanced revenue growth and operational efficiencies.

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

Disposition

Sherwood Valve LLC

On December 17, 2025, the Company entered into a purchase agreement with CD OpCo Holdings, LLC pursuant to which the Company sold all of the outstanding membership interests of Sherwood Valve LLC (Sherwood) for approximately $57.0 million, net of working capital adjustments. The transaction closed on January 7, 2026. This business manufactures brass, aluminum, and stainless steel valves and fluid control solutions for the compressed gas and specialty markets in the U.S. It was included in the Industrial Metals segment. The business reported net sales of $10.5 million and operating income of $1.8 million during the third quarter of 2025, and net sales of $31.1 million and operating income of $5.4 million during the first nine months of 2025. The carrying value of the assets disposed totaled $17.7 million, consisting primarily of accounts receivable, inventories, and long-lived assets. The carrying value of the liabilities disposed totaled $2.1 million, consisting primarily of accounts payable and accrued payroll. As a result of the transaction, the Company recognized a pre-tax gain of $41.4 million on the sale of the business in the Condensed Consolidated Financial Statements during the first quarter of 2026.

Note 4 – Segment Information

Each of the Company’s reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

Piping Systems

Piping Systems is composed of the following operating segments: Domestic Piping Systems Group, Great Lakes Copper, European Operations, Trading Group, Jungwoo-Mueller (the Company’s South Korean joint venture), and Mueller Middle East (the Company’s Bahraini joint venture).  The Domestic Piping Systems Group manufactures and distributes copper tube, fittings, and line sets.  These products are manufactured in the U.S., sold in the U.S., and exported to markets worldwide.  Outside the U.S., Great Lakes Copper manufactures copper tube and line sets in Canada and sells the products primarily in Canada. European Operations manufactures copper tube in the U.K. which is sold primarily in Europe.  The Trading Group manufactures pipe nipples and resells brass and plastic plumbing valves, malleable iron fittings, faucets, and plumbing specialty products in the U.S. and Mexico.  Jungwoo-Mueller manufactures copper-based joining products that are sold worldwide.  Mueller Middle East manufactures copper tube and serves markets in the Middle East and Northern Africa. The Piping Systems segment’s products are sold primarily to plumbing, refrigeration, and air-conditioning wholesalers, hardware wholesalers and co-ops, building product retailers, and air-conditioning original equipment manufacturers (OEMs).

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

The following tables represent a disaggregation of revenue from contracts with customers, along with the reportable segment for each category:

	For the Quarter Ended September 26, 2026
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$757,841	$—	$—	$757,841
Brass rod, forgings, wire and cable	—	380,823	—	380,823
OEM components, tube and assemblies	—	12,806	41,367	54,173
Valves and plumbing specialties	132,769	—	—	132,769
Flex duct and other HVAC components	—	—	101,460	101,460
Other	—	15,748	—	15,748

	$890,610	$409,377	$142,827	$1,442,814

Intersegment sales				(24,216)

Net sales				$1,418,598

	For the Quarter Ended September 27, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$591,206	$—	$—	$591,206
Brass rod, forgings, wire and cable	—	215,017	—	215,017
OEM components, tube and assemblies	—	20,236	33,237	53,473
Valves and plumbing specialties	127,198	—	—	127,198
Flex duct and other HVAC components	—	—	93,428	93,428
Other	—	13,686	—	13,686

	$718,404	$248,939	$126,665	$1,094,008

Intersegment sales				(16,184)

Net sales				$1,077,824

Disaggregation of revenue from contracts with customers (continued):

	For the Nine Months Ended September 26, 2026
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$2,172,787	$—	$—	$2,172,787
Brass rod, forgings, wire and cable	—	1,005,209	—	1,005,209
OEM components, tube and assemblies	—	34,933	113,943	148,876
Valves and plumbing specialties	424,926	—	—	424,926
Flex duct and other HVAC components	—	—	297,601	297,601
Other	—	45,510	—	45,510

	$2,597,713	$1,085,652	$411,544	$4,094,909

Intersegment sales				(55,383)

Net sales				$4,039,526

	For the Nine Months Ended September 27, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

Tube and fittings	$1,732,354	$—	$—	$1,732,354
Brass rod, forgings, wire and cable	—	668,054	—	668,054
OEM components, tube and assemblies	—	59,174	101,878	161,052
Valves and plumbing specialties	369,208	—	—	369,208
Flex duct and other HVAC components	—	—	285,409	285,409
Other	—	44,222	—	44,222

	$2,101,562	$771,450	$387,287	$3,260,299

Intersegment sales				(44,137)

Net sales				$3,216,162

Summarized segment information is as follows:

	For the Quarter Ended September 26, 2026
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$876,056	$402,803	$139,739	$1,418,598
Internal net sales	14,554	6,574	3,088	24,216

	890,610	409,377	142,827	1,442,814

Less: (1)
Manufacturing costs (2)	636,950	364,954	88,673	1,090,577
Sales and marketing expense	8,036	1,917	3,744	13,697
Distribution expense	11,347	614	501	12,462
Other segment items (3)	9,017	8,179	3,639	20,835

Segment operating income	225,260	33,713	46,270	305,243

Reconciliation of segment operating income:
Corporate expenses				(23,670)
Interest expense				(136)
Interest income				12,002
Unrealized gains on short-term investments				5,859
Other expense, net				(62)

Income before income taxes				$299,236

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

Segment information (continued):

	For the Quarter Ended September 27, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$709,669	$241,857	$126,298	$1,077,824
Internal net sales	8,735	7,082	367	16,184

	718,404	248,939	126,665	1,094,008

Less: (1)
Manufacturing costs (2)	473,936	208,456	80,475	762,867
Sales and marketing expense	6,683	1,619	3,394	11,696
Distribution expense	11,017	472	526	12,015
Other segment items (3)	10,609	7,464	3,370	21,443

Segment operating income	216,159	30,928	38,900	285,987

Reconciliation of segment operating income:
Corporate expenses				(9,872)
Interest expense				(6)
Interest income				10,822
Unrealized losses on short-term investments				(2,277)
Pension plan termination expense				(4,830)
Other income, net				627

Income before income taxes				$280,451

Segment information (continued):

	For the Nine Months Ended September 26, 2026
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$2,564,188	$1,068,810	$406,528	$4,039,526
Internal net sales	33,525	16,842	5,016	55,383

	2,597,713	1,085,652	411,544	4,094,909

Less: (1)
Manufacturing costs (2)	1,808,300	933,958	266,594	3,008,852
Sales and marketing expense	25,047	5,796	11,246	42,089
Distribution expense	33,753	1,654	1,468	36,875
Other segment items (3)	39,997	23,473	10,004	73,474

Segment operating income	690,616	120,771	122,232	933,619

Reconciliation of segment operating income:
Corporate expenses				(71,251)
Gain on sale of business				41,407
Interest expense				(270)
Interest income				34,850
Unrealized gains on short-term investments				10,367
Other expense, net				(2,421)

Income before income taxes				$946,301

Segment information (continued):

	For the Nine Months Ended September 27, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Total

External net sales	$2,074,222	$755,455	$386,485	$3,216,162
Internal net sales	27,340	15,995	802	44,137

	2,101,562	771,450	387,287	3,260,299

Less: (1)
Manufacturing costs (2)	1,431,571	650,255	246,438	2,328,264
Sales and marketing expense	22,990	4,179	10,364	37,533
Distribution expense	33,541	1,918	1,548	37,007
Other segment items (3)	(11,159)	23,476	11,785	24,102

Segment operating income	624,619	91,622	117,152	833,393

Reconciliation of segment operating income:
Corporate expenses				(46,848)
Interest expense				(48)
Interest income				28,945
Unrealized gains on short-term investments				5,925
Pension plan termination expense				(4,830)
Other expense, net				(423)

Income before income taxes				$816,114

Other segment disclosures:

	For the Quarter Ended September 26, 2026
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization (4)	$10,112	$7,881	$2,112	$1,068	$21,173
Gain on insurance proceeds	(4,352)	—	—	—	(4,352)
Expenditures for long-lived assets (including those resulting from business acquisitions)	35,128	5,830	3,833	—	44,791
Segment assets	1,621,488	970,384	289,214	1,416,508	4,297,594

(4) The amount of depreciation and amortization disclosed by reportable segment is included within the other segment expense captions, such as manufacturing costs or other segment items.

Other segment disclosures (continued):

	For the Quarter Ended September 27, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization (4)	$5,531	$8,346	$1,657	$1,073	$16,607
Loss (gain) on disposal of assets, net	13	—	—	(11,865)	(11,852)
Asset impairments	2,018	—	—	—	2,018
Gain on insurance proceeds	(4,869)	—	—	—	(4,869)
Expenditures for long-lived assets (including those resulting from business acquisitions)	5,387	9,486	3,418	—	18,291
Segment assets	1,272,584	871,514	279,101	1,273,124	3,696,323

	For the Nine Months Ended September 26, 2026
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization (4)	$22,062	$24,372	$5,540	$3,186	$55,160
Loss on disposal of assets, net	1,590	8	122	—	$1,720
Asset impairments	2,653	—	—	—	2,653
Gain on insurance proceeds	(4,352)	—	—	—	(4,352)
Gain on sale of business	—	—	—	(41,407)	(41,407)
Expenditures for long-lived assets (including those resulting from business acquisitions)	67,612	28,015	8,176	—	103,803

	For the Nine Months Ended September 27, 2025
(In thousands)	Piping Systems	Industrial Metals	Climate	Corporate and Unallocated	Total

Depreciation and amortization (4)	$17,021	$25,148	$5,075	$4,391	$51,635
(Gain) loss on disposal of assets, net	(15,796)	(3)	1,010	(11,865)	(26,654)
Asset impairments	2,018	—	—	—	2,018
Gain on insurance proceeds	(41,147)	—	—	—	(41,147)
Expenditures for long-lived assets (including those resulting from business acquisitions)	17,410	25,717	5,855	—	48,982

Note 5 – Cash, Cash Equivalents, and Restricted Cash

(In thousands)	September 26, 2026	December 27, 2025

Cash & cash equivalents	$1,447,799	$1,367,003
Restricted cash included within other current assets	2,051	18,052
Restricted cash included within other assets	127	102

Total cash, cash equivalents, and restricted cash	$1,449,977	$1,385,157

Amounts included in restricted cash relate to required deposits in brokerage accounts that facilitate the Company’s hedging activities as well as imprest funds for the Company’s self-insured workers’ compensation program.

Note 6 – Inventories

(In thousands)	September 26, 2026	December 27, 2025

Raw materials and supplies	$184,234	$280,810
Work-in-process	135,816	127,369
Finished goods	312,083	113,362
Valuation reserves	(10,743)	(11,078)

Inventories	$621,390	$510,463

Inventories valued using the LIFO method totaled $36.3 million at September 26, 2026 and $7.5 million at December 27, 2025. At September 26, 2026 and December 27, 2025, the approximate FIFO cost of such inventories was $213.8 million and $147.2 million, respectively.

Note 7 – Financial Instruments

Short-Term Investments

The fair value of short-term investments at September 26, 2026 and December 27, 2025, consisting of marketable securities, approximates the carrying value on that date. These marketable securities are stated at fair value and classified as level 1 within the fair value hierarchy. This classification is defined as a fair value determined using observable inputs that reflect quoted prices in active markets for identical assets.

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

At September 26, 2026, the Company held open futures contracts to purchase approximately $33.9 million of copper over the next 10 months related to fixed price sales orders.  The fair value of those futures contracts was a $2.4 million net gain position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).  In the next 12 months, the Company will reclassify into earnings realized gains or losses relating to cash flow hedges.  At September 26, 2026, this amount was approximately $1.9 million of deferred net gains, net of tax.

The Company may also enter into futures contracts to protect the value of inventory against market fluctuations.  At September 26, 2026, the Company held $67.5 million of open futures contracts to sell copper over the next six months related to copper inventory.  The fair value of those futures contracts was a $1.5 million net loss position, which was determined by obtaining quoted market prices (level 1 within the fair value hierarchy).

The Company presents its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis by counterparty.  The following table summarizes the location and fair value of the derivative instruments and disaggregates the net derivative assets and liabilities into gross components on a contract-by-contract basis:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
(In thousands)	Balance Sheet Location	September 26, 2026	December 27, 2025	Balance Sheet Location	September 26, 2026	December 27, 2025

Commodity contracts - gains	Other current assets	$2,388	$1,983	Other current liabilities	$—	$—
Commodity contracts - losses	Other current assets	—	—	Other current liabilities	(1,463)	(17,336)

Total derivatives (1)		$2,388	$1,983		$(1,463)	$(17,336)
(1) Does not include the impact of cash collateral provided to counterparties.

The following table summarizes the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Income:

		For the Quarter Ended		For the Nine Months Ended
(In thousands)	Location	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Undesignated derivatives:
Gain on commodity contracts (nonqualifying)	Cost of goods sold	$852	$11,260	$22,966	$11,996

The following tables summarize amounts recognized in and reclassified from AOCI during the period:

	For the Quarter Ended September 26, 2026
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$2,903	Cost of goods sold	$(1,759)
Other	(902)	Other	—

Total	$2,001	Total	$(1,759)

	For the Quarter Ended September 27, 2025
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$521	Cost of goods sold	$(630)
Other	(5)	Other	—

Total	$516	Total	$(630)

	For the Nine Months Ended September 26, 2026
(In thousands)	Gain (Loss) Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$5,023	Cost of goods sold	$(4,709)
Other	(930)	Other	—

Total	$4,093	Total	$(4,709)

	For the Nine Months Ended September 27, 2025
(In thousands)	Gain Recognized in AOCI (Effective Portion), Net of Tax	Classification Gains (Losses)	Gain Reclassified from AOCI (Effective Portion), Net of Tax

Cash flow hedges:
Commodity contracts	$3,593	Cost of goods sold	$(2,998)
Other	6	Other	—

Total	$3,599	Total	$(2,998)

The Company primarily enters into International Swaps and Derivatives Association master netting agreements with major financial institutions that permit the net settlement of amounts owed under their respective derivative contracts.  Under these master netting agreements, net settlement generally permits the Company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions.  The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.  The Company does not offset fair value amounts for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.  At September 26, 2026 and December 27, 2025, the Company had recorded restricted cash in other current assets of $1.9 million and $17.9 million, respectively, as collateral related to open derivative contracts under the master netting arrangements.

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

The Company’s net income from unconsolidated affiliates, net of foreign tax, for the quarter ended September 26, 2026 included losses of $3.1 million for Tecumseh. The Company’s net income from unconsolidated affiliates, net of foreign tax, for the quarter ended September 27, 2025 included income of $0.5 million for Tecumseh.

The Company’s net income from unconsolidated affiliates, net of foreign tax, for the nine months ended September 26, 2026 included losses of $3.3 million for Tecumseh. The Company’s net income from unconsolidated affiliates, net of foreign tax, for the nine months ended September 27, 2025 included losses of $2.0 million for Tecumseh.

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

The Company’s net income from unconsolidated affiliates, net of foreign tax, for the quarter ended September 26, 2026 included income of $4.8 million for the retail distribution business. The Company’s net income from unconsolidated affiliates, net of foreign tax, for the quarter ended September 27, 2025 included income of $3.2 million for the retail distribution business.

The Company’s net income from unconsolidated affiliates, net of foreign tax, for the nine months ended September 26, 2026 included income of $12.0 million for the retail distribution business. The Company’s net income from unconsolidated affiliates, net of foreign tax, for the nine months ended September 27, 2025 included income of $8.1 million for the retail distribution business.

Note 9 – Debt

On March 27, 2026, the Company entered into a Credit Agreement to replace its prior credit agreement that matured on March 31, 2026. The Credit Agreement provides for an unsecured $100.0 million revolving credit facility, which matures March 27, 2031.

There were no borrowings outstanding under the Credit Agreement as of September 26, 2026. Borrowings under the revolving credit facility bear interest, at the Company’s option, at the Benchmark Rate which is determined by the underlying currency of the Credit Extension, or the Base Rate as defined by the Credit Agreement, plus an applicable margin. Advances may be based upon the one, three, six, or twelve-month interest period. The applicable margin is based upon the Company’s debt to total capitalization ratio, and can range from 112.5 to 162.5 basis points for Benchmark Rate loans and 12.5 to 62.5 basis points for Base Rate loans. Additionally, a commitment fee is payable quarterly on the total commitment less any outstanding loans or issued letters of credit, and varies from 15.0 to 30.0 basis points based upon the Company’s debt to total capitalization ratio. Availability of funds under the revolving credit facility is reduced by the amount of certain outstanding letters of credit, which are used to secure the Company’s payment of insurance deductibles, certain retiree health benefits, and other corporate obligations.

Note 10 – Benefit Plans

Pension and Other Postretirement Plans

The Company sponsors several qualified and nonqualified pension plans and other postretirement benefit plans for certain of its employees.  The components of net periodic benefit cost (income) are as follows:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Pension benefits:
Interest cost	$654	$611	$1,961	$1,834
Expected return on plan assets	(614)	(554)	(1,842)	(1,661)
Amortization of net loss	78	81	233	245

Net periodic benefit cost	$118	$138	$352	$418

Other benefits:
Service cost	$60	$46	$179	$139
Interest cost	123	123	368	369
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net gain	(100)	(101)	(298)	(305)

Net periodic benefit cost	$83	$68	$248	$202

The components of net periodic benefit cost (income) other than the service cost component are included in other (expense) income, net in the Condensed Consolidated Statements of Income.

Multiemployer Plan

On August 2, 2024, the Company entered into an equity purchase agreement to acquire all of the outstanding shares of Elkhart Products Corporation (Elkhart). Elkhart contributes to the IAM National Pension Fund (IAM Plan). The Employer Identification Number for this plan is 51-6031295.

The Company withdrew from the IAM Plan in 2025 and recognized $4.8 million in related expenses during the third quarter of 2025, which represents the Company’s best estimate of probable loss for the related withdrawal liability.

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

In January 2018, the EPA issued two unilateral administrative orders (UAOs) directing the Company, Lead Refinery, and four other PRPs to conduct soil and interior remediation of certain residences at the Lead Refinery NPL site (zones 2 and 3 of operable unit 1). Subsequent thereto, the Company and Lead Refinery reached agreement with the four other PRPs to implement these two UAOs, with the Company agreeing to pay, on an interim basis, (i) an estimated $4.5 million (subject to potential change through a future reallocation process) of the approximately $25.0 million the PRPs then estimated it would cost to implement the UAOs, which estimate is subject to change, and (ii) $2.0 million relating to past costs incurred by other PRPs for work conducted at the site, as well as the possibility of up to $0.7 million in further payments for ongoing work by those PRPs.  As of September 26, 2026, the Company has made payments of approximately $7.6 million related to the aforementioned agreement with the other PRPs. The Company disputes that it was properly named in the UAOs. In March 2022, Lead Refinery entered into an administrative settlement agreement and order on consent with the EPA, along with the four other PRPs, which involves payment of certain past and future costs relating to operable unit 1, in exchange for certain releases and contribution protection for the Company, Lead Refinery, and their respective affiliates relating to that operable unit. The settlement became effective in September 2022. The Company reserved $3.3 million for this settlement at the end of 2021.

In March 2018, a group of private plaintiffs sued the Company, Arava, MRRC, and Lead Refinery, along with other defendants, in a civil tort action relating to the site. The Company, Arava, and MRRC have been voluntarily dismissed from that litigation without prejudice. In July 2024, Lead Refinery was granted partial judgment on the pleadings with respect to plaintiffs’ amended complaint and settled the litigation for a payment of approximately $0.1 million.

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

Bonita Peak Mining District

Following an August 2015 spill from the Gold King Mine into the Animas River near Silverton, Colorado, the EPA listed the Bonita Peak Mining District on the NPL.  Said listing was finalized in September 2016.  The Bonita Peak Mining District encompasses 48 mining sites within the Animas River watershed, including the Sunnyside Mine, the American Tunnel, and the Sunbank Group.  On or about July 25, 2017, Washington Mining Company (Washington Mining) (a wholly-owned subsidiary of the Company’s wholly-owned subsidiary, Arava), received a general notice letter from the EPA stating that Washington Mining may be a PRP under CERCLA in connection with the Bonita Peak Mining District site and therefore responsible for the remediation of certain portions of the site, along with related costs incurred by the EPA.  Shortly thereafter, the Company received a substantively identical letter asserting that it may be a PRP at the site and similarly responsible for the cleanup of certain portions of the site.  On or about January 7, 2025, a similar general notice letter from the EPA was received by MRRC (also a wholly-owned subsidiary of Arava), stating that MRRC may be a PRP at the site. Collectively, the general notice letters identify three other PRPs at the site. The U.S. government and State of Colorado have expressed their interest in discussing potential cost recovery claims against Washington Mining, MRRC and/or the Company, and ahead of anticipated discussions, tolling agreements have been entered into. At this juncture, however, no specific actions have yet been required and the Company is unable to determine the likelihood of a materially adverse outcome or the amount or range of a potential loss with respect to any litigation (including any enforcement action by the U.S. or any state) or remedial action related to the Bonita Peak Mining District NPL site, nor is the Company able to determine the outcome of potential litigation over indemnification rights that Washington Mining may assert against any third party in relation to the site.

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

United States Department of Commerce Antidumping Review

On December 24, 2008, the Department of Commerce (DOC) initiated an antidumping administrative review of the antidumping duty order covering circular welded non-alloy steel pipe and tube from Mexico for the November 1, 2007 through October 31, 2008 period of review.  The DOC selected Mueller Comercial as a respondent in the review.  On April 19, 2010, the DOC published the final results of the review and assigned Mueller Comercial an antidumping duty rate of 48.33 percent.  On May 25, 2010, the Company appealed the final results to the U.S. Court of International Trade (CIT).  On December 16, 2011, the CIT issued a decision remanding the DOC’s final results.  While the matter was still pending, the Company and the United States reached an agreement to settle the appeal.  Subject to the conditions of the agreement, the Company anticipated that certain of its subsidiaries would incur antidumping duties on subject imports made during the period of review and, as such, established a reserve for this matter.  After the lapse of the statutory period of time during which U.S. Customs and Border Protection (CBP) was required, but failed, to liquidate the entries at the settled rate, the Company released the reserve.  Between October 30, 2015 and November 27, 2015, CBP sent a series of invoices to Southland Pipe Nipples Co., Inc. (Southland), requesting payment of duties and interest in connection with 795 import entries made during the November 1, 2007 through October 31, 2008 period.  On January 26, 2016 and January 27, 2016, Southland filed protests with CBP in connection with these invoices, noting that CBP’s asserted claims were not made in accordance with applicable law, including statutory provisions governing deemed liquidation. On April 8, 2026, CBP denied the protests and demanded payment by Southland of approximately $5.1 million in duties and accrued interest. The Company continues to believe in the merits of the legal objections raised in Southland’s protests, but in the interest of avoiding litigation, Southland has submitted an offer to compromise CBP’s claims for approximately $0.5 million. Southland is awaiting a response from CBP to its offer. Given the procedural posture and issues raised by this legal dispute, the Company cannot estimate the amount of potential duty liability, if any, that may result from CBP’s asserted claims.

Guarantees

Guarantees, in the form of letters of credit, are issued by the Company generally to assure the payment of insurance deductibles, certain retiree health benefits, and debt at certain unconsolidated affiliates.  The terms of the guarantees are generally one year but are renewable annually as required.  These letters are primarily backed by the Company’s revolving credit facility.  The maximum payments that the Company could be required to make under its guarantees at September 26, 2026 were $27.4 million.

Note 12 – Income Taxes

The Company’s effective tax rate for the third quarter of 2026 was 26 percent compared with 26 percent for the same period last year.  The primary item impacting the effective tax rate for the third quarter of 2026 was an increase related to the provision for state income taxes, net of the federal benefit, of $12.0 million.

The primary items impacting the effective tax rate for the third quarter of 2025 were increases related to the provision for state income taxes, net of the federal benefit, of $11.0 million and other items of $4.0 million.

The Company’s effective tax rate for the first nine months of 2026 was 25 percent compared with 25 percent for the same period last year. The primary items impacting the effective tax rate for the first nine months of 2026 were increases related to the provision for state income taxes, net of the federal benefit, of $33.6 million and other items of $6.7 million.

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

The following tables provide changes in AOCI by component, net of taxes and noncontrolling interests (amounts in parentheses indicate debits to AOCI):

	For the Nine Months Ended September 26, 2026
(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 27, 2025	$(52,079)	$1,694	$(3,295)	$2,845	$(50,835)

Other comprehensive (loss) income before reclassifications	(7,933)	4,093	86	(1,196)	(4,950)
Amounts reclassified from AOCI	—	(4,709)	(36)	—	(4,745)

Net current-period other comprehensive (loss) income	(7,933)	(616)	50	(1,196)	(9,695)

Balance as of September 26, 2026	$(60,012)	$1,078	$(3,245)	$1,649	$(60,530)

	For the Nine Months Ended September 27, 2025
(In thousands)	Cumulative Translation Adjustment	Unrealized (Loss) Gain on Derivatives	Pension/OPEB Liability Adjustment	Attributable to Unconsol. Affiliates	Total

Balance as of December 28, 2024	$(75,926)	$(191)	$(6,282)	$2,120	$(80,279)

Other comprehensive income (loss) before reclassifications	20,809	3,599	2,374	(1,950)	24,832
Amounts reclassified from AOCI	—	(2,998)	(30)	—	(3,028)

Net current-period other comprehensive income (loss)	20,809	601	2,344	(1,950)	21,804

Balance as of September 27, 2025	$(55,117)	$410	$(3,938)	$170	$(58,475)

Reclassification adjustments out of AOCI were as follows:

	Amount reclassified from AOCI
	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025	Affected line item

Unrealized gains on derivative commodity contracts	$(2,270)	$(813)	$(6,077)	$(3,868)	Cost of goods sold
	511	183	1,368	870	Income tax expense

	$(1,759)	$(630)	$(4,709)	$(2,998)	Net of tax and noncontrolling interests

Amortization of net (gain) loss and prior service (credit) cost on employee benefit plans	$(22)	$(20)	$(66)	$(61)	Other (expense) income, net
	10	10	30	31	Income tax expense

	$(12)	$(10)	$(36)	$(30)	Net of tax and noncontrolling interests

Note 14 – Insurance Claims

Prior to its acquisition by the Company, Bison initiated litigation against several of its insurance carriers related to a claim that it made for weather-related roof damage in April 2023. In September 2026, the lawsuit was settled on mutually agreeable terms and, in connection therewith, the Company received a $4.4 million cash payment. The amount recorded in the Condensed Consolidated Statement of Income is net of legal costs.

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

Each of our reportable segments is composed of certain operating segments that are aggregated primarily by the nature of products offered as follows:

•Piping Systems: The Piping Systems segment is composed of Domestic Piping Systems Group, Great Lakes Copper, European Operations, Trading Group, Jungwoo-Mueller (our South Korean joint venture), and Mueller Middle East (our Bahraini joint venture). The Domestic Piping Systems Group manufactures and distributes copper tube, fittings, and line sets. These products are manufactured in the U.S., sold in the U.S., and exported to markets worldwide. Great Lakes Copper manufactures copper tube and line sets in Canada and sells the products primarily in Canada. European Operations manufactures copper tube in the United Kingdom, which is sold throughout Europe. The Trading Group manufactures pipe nipples and sources products for import distribution in North America. Jungwoo-Mueller manufactures copper-based joining products that are sold worldwide. Mueller Middle East manufactures copper tube and serves markets in the Middle East and Northern Africa. The Piping Systems segment sells products to wholesalers in the plumbing and refrigeration markets, distributors to the manufactured housing and recreational vehicle industries, building material retailers, and air-conditioning original equipment manufacturers (OEMs).

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

According to the U.S. Census Bureau, the September 2026 seasonally adjusted annual rate of new housing starts was 1.22 million, compared to the September 2025 rate of 1.32 million. The average 30-year fixed mortgage rate was 6.41 percent for the first nine months of 2026 and 6.60 percent for the year ended December 2025. The private nonresidential construction sector includes offices, industrial, health care, and retail projects. According to the U.S. Census Bureau, the seasonally adjusted annual value of private nonresidential construction put in place was $773.0 billion in August 2026 compared to the August 2025 rate of $780.4 billion.

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

Results of Operations

Consolidated Results

The following table compares summary operating results for the third quarter and first nine months of 2026 and 2025:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 26, 2026	September 27, 2025	2026 vs. 2025	September 26, 2026	September 27, 2025	2026 vs. 2025

Net sales	$1,418,598	$1,077,824	31.6%	$4,039,526	$3,216,162	25.6%
Operating income	281,573	276,115	2.0	903,775	786,545	14.9
Net income attributable to Mueller Industries, Inc.	221,200	208,123	6.3	709,873	611,479	16.1

The increase in net sales during the third quarter of 2026 was primarily due to (i) higher net selling prices of $198.6 million in our core product lines, primarily copper tube, brass rod, and high-quality wire and cable, related to the rise in raw material costs, (ii) higher unit sales volume of $83.5 million in our core product lines, primarily brass rod and high-quality wire and cable, (iii) sales of $52.2 million recorded by Bison, acquired on March 30, 2026, and (iv) an increase in sales of $16.3 million in our non-core product lines. These increases were partially offset by a decrease in sales of $9.8 million as a result of the sale of Sherwood during the first quarter of 2026.

The increase in net sales during the first nine months of 2026 was primarily due to (i) higher net selling prices of $627.3 million in our core product lines, (ii) sales of $114.7 million recorded by Bison, (iii) higher unit sales volume of $69.4 million in our core product lines, and (iv) an increase in sales of $42.2 million in our non-core product lines. These increases were partially offset by a decrease in sales of $30.2 million as a result of the sale of Sherwood.

Net selling prices generally fluctuate with changes in raw material costs.  Changes in raw material costs are generally passed through to customers by adjustments to selling prices.  The following graph shows the Comex average copper price per pound by quarter for the current and prior fiscal years:

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the third quarter and first nine months of 2026 and 2025:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Cost of goods sold	$1,057,156	$738,148	$2,924,294	$2,251,527
Depreciation and amortization	21,173	16,607	55,160	51,635
Selling, general, and administrative expense	63,048	61,657	197,683	192,238
(Gain) loss on disposal of assets, net	—	(11,852)	1,720	(26,654)
Gain on sale of business	—	—	(41,407)	—
Asset impairments	—	2,018	2,653	2,018
Gain on insurance proceeds	(4,352)	(4,869)	(4,352)	(41,147)

Operating expenses	$1,137,025	$801,709	$3,135,751	$2,429,617

	For the Quarter Ended		For the Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Cost of goods sold	74.5%	68.5%	72.4%	70.0%
Depreciation and amortization	1.5	1.5	1.4	1.6
Selling, general, and administrative expense	4.5	5.7	4.9	6.0
(Gain) loss on disposal of assets, net	—	(1.1)	—	(0.8)
Gain on sale of business	—	—	(1.0)	—
Asset impairments	—	0.2	0.1	0.1
Gain on insurance proceeds	(0.3)	(0.5)	(0.1)	(1.3)

Operating expenses	80.2%	74.3%	77.7%	75.6%

Q3 2026 compared to Q3 2025

Cost of goods sold increased in the third quarter of 2026 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 25.5 percent compared with 31.5 percent in the prior year quarter. Depreciation and amortization increased in the third quarter of 2026 primarily as a result of incremental expenses associated with the acquisition of Bison. Selling, general, and administrative expense increased in the third quarter of 2026 primarily as a result of (i) higher legal and professional fees of $4.4 million and (ii) higher employment costs, including incentive compensation, of $2.7 million. These increases were largely offset by (i) the favorable settlement of product liability claims of $3.2 million and (ii) lower product-related costs of $1.7 million. In addition, during the third quarter of 2026, we recognized a gain of $4.4 million for the proceeds received related to a weather-related insurance claim at Bison. During the third quarter of 2025, we recognized net gains on the disposal of assets of $11.9 million and a gain of $4.9 million for the excess of insurance proceeds received over the losses incurred related to the March 2023 tornado at our Covington, Tennessee manufacturing operation. We also recognized fixed asset impairment charges on idled equipment of $2.0 million in 2025.

Interest income was higher in the third quarter of 2026 primarily as a result of higher interest rates. During the third quarters of 2026 and 2025, we recognized unrealized gains and losses on short-term investments of $5.9 million and $2.3 million, respectively. During the third quarter of 2025, we recognized a $4.8 million expense related to the complete withdrawal from a multiemployer pension plan.

Our effective tax rate for the third quarter of 2026 was 26 percent compared with 26 percent for the same period last year.  The primary item impacting the effective tax rate was an increase related to the provision for state income taxes, net of the federal benefit, of $12.0 million.

For the third quarter of 2025, the difference between the effective tax rate and the amount computed using the U.S. federal statutory rate was primarily attributable to (i) the provision for state income taxes, net of the federal benefit, of $11.0 million and (ii) other items of $4.0 million.

During the third quarters of 2026 and 2025, we recognized net income of $1.7 million and $3.7 million, respectively, on our investments in unconsolidated affiliates.

YTD 2026 compared to YTD 2025

Cost of goods sold increased in the first nine months of 2026 primarily due to the factors noted above regarding the change in net sales. Gross margin as a percentage of sales was 27.6 percent compared with 30.0 percent in the prior year. Depreciation and amortization increased in the first nine months of 2026 primarily as a result of incremental expenses associated with the acquisition of Bison, partially offset by several long-lived assets becoming fully depreciated and long-lived assets sold with Sherwood. Selling, general, and administrative expense increased in the first nine months of 2026 primarily as a result of (i) higher employment costs, including incentive compensation, of $11.2 million, (ii) higher legal and professional fees of $9.4 million, and (iii) incremental expenses of $1.7 million associated with Bison. These increases were partially offset by (i) lower product-related costs of $7.9 million, (ii) the favorable settlement of product liability claims of $3.2 million, (iii) lower foreign currency transaction losses of $1.5 million, (iv) the absence of $1.5 million of expenses associated with Sherwood, and (v) lower taxes and insurance of $1.5 million. In addition, during the first nine months of 2026, we recognized a gain of $41.4 million on the sale of our Sherwood business, as well as a gain of $4.4 million for the proceeds received related to a weather-related insurance claim at Bison. During the first nine months of 2025, we recognized a gain of $41.1 million for the excess of insurance proceeds received over the losses incurred related to the March 2023 tornado at our Covington, Tennessee manufacturing operation. Lastly, during the first nine months of 2026, we recognized net losses on the disposal of assets of $1.7 million and fixed asset impairment charges on idled equipment of $2.7 million, compared to net gains on the disposal of assets of $26.7 million and fixed asset impairment charges on idled equipment of $2.0 million during the first nine months of 2025.

Interest income increased during the first nine months of 2026 primarily as a result of higher interest rates. During the first nine months of 2026 and 2025, we recognized unrealized gains on short-term investments of $10.4 million and $5.9 million, respectively. During the first nine months of 2025, we recognized a $4.8 million expense related to the complete withdrawal from a multiemployer pension plan. Other expense, net, was slightly higher during the first nine months of 2026 primarily due to higher environmental remediation expense for our non-operating properties and lower dividend income earned on short-term investments in 2026.

Our effective tax rate for the first nine months of 2026 was 25 percent compared with 25 percent for the same period last year.  The items impacting the effective tax rate were primarily related to (i) the provision for state income taxes, net of the federal benefit, of $33.6 million and (ii) other adjustments of $6.7 million.

For the first nine months of 2025, the primary items impacting the effective tax rate were (i) an increase related to the provision for state income taxes, net of the federal benefit, of $27.9 million and (ii) other adjustments of $5.0 million.

During the first nine months of 2026 and 2025, we recognized net income of $8.7 million and $6.1 million, respectively, on our investments in unconsolidated affiliates.

Piping Systems Segment

The following table compares summary operating results for the third quarter and first nine months of 2026 and 2025 for the businesses comprising our Piping Systems segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 26, 2026	September 27, 2025	2026 vs. 2025	September 26, 2026	September 27, 2025	2026 vs. 2025

Net sales	$890,610	$718,404	24.0%	$2,597,713	$2,101,562	23.6%
Operating income	225,260	216,159	4.2	690,616	624,619	10.6

The increase in net sales during the third quarter of 2026 was primarily attributable to (i) higher net selling prices in the segment’s core product lines, primarily copper tube, of $122.2 million and (ii) sales of $52.2 million recorded by Bison. These increases were partially offset by (i) lower unit sales volume of $6.5 million in the segment’s core product lines and (ii) a decrease in sales of $1.5 million in the segment’s non-core product lines.

Net sales during the first nine months of 2026 increased primarily as a result of (i) higher net selling prices in the segment’s core product lines of $431.1 million, (ii) sales of $114.7 million recorded by Bison, and (iii) an increase in sales of $15.2 million in the segment’s non-core product lines. These increases were partially offset by lower unit sales volume of $71.1 million in the segment’s core product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the third quarter and first nine months of 2026 and 2025:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Cost of goods sold	$630,067	$469,495	$1,791,887	$1,417,825
Depreciation and amortization	10,112	5,531	22,062	17,021
Selling, general, and administrative expense	29,523	30,057	93,257	97,022
Loss (gain) on disposal of assets, net	—	13	1,590	(15,796)
Asset impairments	—	2,018	2,653	2,018
Gain on insurance proceeds	(4,352)	(4,869)	(4,352)	(41,147)

Operating expenses	$665,350	$502,245	$1,907,097	$1,476,943

	For the Quarter Ended		For the Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Cost of goods sold	70.7%	65.4%	69.0%	67.5%
Depreciation and amortization	1.1	0.8	0.8	0.8
Selling, general, and administrative expense	3.3	4.2	3.6	4.6
Loss (gain) on disposal of assets, net	—	—	0.1	(0.8)
Asset impairments	—	0.3	0.1	0.1
Gain on insurance proceeds	(0.5)	(0.7)	(0.2)	(2.0)

Operating expenses	74.6%	70.0%	73.4%	70.2%

The increase in cost of goods sold during the third quarter of 2026 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 29.3 percent compared with 34.6 percent in the prior year quarter. Depreciation and amortization increased during the third quarter of 2026 primarily due to incremental expenses associated with the acquisition of Bison. Selling, general, and administrative expense decreased slightly for the third quarter of 2026 primarily as a result of lower product-related costs of $1.7 million. In addition, during the third quarter of 2026, the segment recognized a gain of $4.4 million for the proceeds received related to a weather-related insurance claim at Bison. During the third quarter of 2025, the segment recognized fixed asset impairment charges on idled equipment of $2.0 million and a gain of $4.9 million for the excess of insurance proceeds received over the losses incurred related to the March 2023 tornado at our Covington, Tennessee manufacturing operation.

The increase in cost of goods sold during the first nine months of 2026 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 31.0 percent compared with 32.5 percent in the prior year. Depreciation and amortization increased in the first nine months of 2026 as a result of incremental expenses associated with the acquisition of Bison. Selling, general, and administrative expense decreased for the first nine months of 2026 primarily as a result of (i) lower product-related costs of $7.9 million and (ii) lower foreign currency transaction losses of $2.0 million. These decreases were partially offset by (i) higher employment costs, including incentive compensation, of $4.1 million, (ii) incremental expenses of $1.7 million associated with Bison, and (iii) higher professional fees of $1.2 million. In addition, during the first nine months of 2026, the segment recognized fixed asset impairment charges on idled equipment of $2.7 million and net losses on the disposal of assets of $1.6 million. It also recognized a gain of $4.4 million for the proceeds received related to a weather-related insurance claim at Bison. During the first nine months of 2025, the segment recognized net gains on the disposal of assets of $15.8 million and a gain of $41.1 million for the excess of insurance proceeds received over the losses incurred related to the March 2023 tornado at our Covington, Tennessee manufacturing operation. The segment also recognized fixed asset impairment charges on idled equipment of $2.0 million in 2025.

Industrial Metals Segment

The following table compares summary operating results for the third quarter and first nine months of 2026 and 2025 for the businesses comprising our Industrial Metals segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 26, 2026	September 27, 2025	2026 vs. 2025	September 26, 2026	September 27, 2025	2026 vs. 2025

Net sales	$409,377	$248,939	64.4%	$1,085,652	$771,450	40.7%
Operating income	33,713	30,928	9.0	120,771	91,622	31.8

The increase in net sales during the third quarter of 2026 was primarily due to (i) higher unit sales volume of $90.0 million in the segment’s core product lines, primarily brass rod and high-quality wire and cable, (ii) higher net selling prices of $76.5 million in the segment’s core product lines, and (iii) an increase in sales of $4.3 million in the segment’s non-core product lines. These increases were slightly offset by a decrease in sales of $9.8 million as a result of the sale of Sherwood.

The increase in net sales during the first nine months of 2026 was primarily due to (i) higher net selling prices of $196.2 million in the segment’s core product lines, (ii) higher unit sales volume of $140.4 million in the segment’s core product lines, and (iii) an increase in sales of $6.9 million in the segment’s non-core product lines. These increases were partially offset by a decrease in sales of $30.2 million as a result of the sale of Sherwood.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the third quarter and first nine months of 2026 and 2025:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Cost of goods sold	$361,173	$204,212	$921,885	$637,411
Depreciation and amortization	7,881	8,346	24,372	25,148
Selling, general, and administrative expense	6,610	5,453	18,616	17,272
(Gain) loss on disposal of assets, net	—	—	8	(3)

Operating expenses	$375,664	$218,011	$964,881	$679,828

	For the Quarter Ended		For the Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Cost of goods sold	88.2%	82.0%	84.9%	82.6%
Depreciation and amortization	1.9	3.4	2.2	3.3
Selling, general, and administrative expense	1.6	2.2	1.7	2.2
(Gain) loss on disposal of assets, net	—	—	—	—

Operating expenses	91.9%	87.6%	88.9%	88.1%

The change in cost of goods sold during the third quarter of 2026 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 11.8 percent compared with 18.0 percent in the prior year quarter. Depreciation and amortization was consistent with the third quarter of 2025. Selling, general, and administrative expense increased slightly during the third quarter of 2026 primarily due to (i) higher product liability claims of $0.9 million, (ii) higher employment costs of $0.6 million, and (iii) higher legal and professional fees of $0.5 million. These increases were partially offset by the absence of $0.5 million of expenses associated with Sherwood.

The increase in cost of goods sold during the first nine months of 2026 was primarily due to the factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 15.1 percent compared with 17.4 percent in the prior year. Depreciation and amortization decreased slightly during the first nine months of 2026 primarily as a result of several long-lived assets becoming fully depreciated and long-lived assets sold with Sherwood. Selling, general, and administrative expense increased slightly during the first nine months of 2026 primarily as a result of (i) higher employment costs of $1.5 million, (ii) higher professional fees of $0.9 million, and (iii) higher product liability claims of $0.9 million. These increases were largely offset by the absence of $1.5 million of expenses associated with Sherwood.

Climate Segment

The following table compares summary operating results for the third quarter and first nine months of 2026 and 2025 for the businesses comprising our Climate segment:

	For the Quarter Ended		Percent Change	For the Nine Months Ended		Percent Change
(In thousands)	September 26, 2026	September 27, 2025	2026 vs. 2025	September 26, 2026	September 27, 2025	2026 vs. 2025

Net sales	$142,827	$126,665	12.8%	$411,544	$387,287	6.3%
Operating income	46,270	38,900	18.9	122,232	117,152	4.3

Net sales for the third quarter and first nine months of 2026 increased primarily as a result of higher demand, particularly for products utilized in commercial HVACR applications, and an increase in volume and price in certain product lines.

The following tables compare cost of goods sold and operating expenses as dollar amounts and as a percent of net sales for the third quarter and first nine months of 2026 and 2025:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Cost of goods sold	$87,160	$79,028	$262,115	$241,994
Depreciation and amortization	2,112	1,657	5,540	5,075
Selling, general and administrative expense	7,285	7,080	21,535	22,056
Loss on disposal of assets, net	—	—	122	1,010

Operating expenses	$96,557	$87,765	$289,312	$270,135

	For the Quarter Ended		For the Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Cost of goods sold	61.0%	62.4%	63.7%	62.5%
Depreciation and amortization	1.5	1.3	1.3	1.3
Selling, general and administrative expense	5.1	5.6	5.2	5.7
Loss on disposal of assets, net	—	—	—	0.3

Operating expenses	67.6%	69.3%	70.2%	69.8%

Cost of goods sold increased during the third quarter of 2026 primarily due to the rise in raw material costs.  Gross margin as a percentage of sales was 39.0 percent compared with 37.6 percent in the prior year quarter. Depreciation and amortization and selling, general, and administrative expense were consistent with the third quarter of 2025.

Cost of goods sold increased during the first nine months of 2026 primarily due to factors noted above regarding the change in net sales.  Gross margin as a percentage of sales was 36.3 percent compared with 37.5 percent in the prior year. Depreciation and amortization and selling, general, and administrative expense were consistent with the first nine months of 2025. In addition, during the first nine months of 2025, the segment recorded a loss on the disposal of assets of $1.0 million.

Liquidity and Capital Resources

The following table presents selected financial information for the first nine months of 2026 and 2025:

(In thousands)	2026	2025

Increase (decrease) in:
Cash, cash equivalents, and restricted cash	$64,820	$223,991
Short-term investments	10,367	32,558
Property, plant, and equipment, net	66,321	15,571
Goodwill and intangible assets, net	65,731	(27,636)
Total debt	5,243	(1,094)
Working capital, net of cash and current debt	110,498	85,661

Net cash provided by operating activities	628,965	614,233
Net cash used in investing activities	(140,932)	(32,787)
Net cash used in financing activities	(418,999)	(367,291)

Cash Flows from Operating Activities

During the nine months ended September 26, 2026, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $716.0 million and (ii) an increase in current liabilities of $219.8 million. There were also increases due to non-cash adjustments primarily consisting of (i) depreciation and amortization of $55.2 million and (ii) stock-based compensation expense of $23.3 million. These increases were partially offset by (i) an increase in accounts receivable of $253.6 million, (ii) an increase in inventories of $95.9 million, and (iii) a gain of $41.4 million related to the sale of the Sherwood business.

During the nine months ended September 27, 2025, net cash provided by operating activities was primarily attributable to (i) consolidated net income of $618.0 million, (ii) an increase in current liabilities of $120.8 million, and (iii) non-capital related insurance proceeds of $15.5 million for the March 2023 tornado in Covington, Tennessee. There were also increases due to non-cash adjustments primarily consisting of (i) depreciation and amortization of $51.6 million, (ii) stock-based compensation expense of $20.3 million, and (iii) deferred income tax expense of $10.6 million. These increases were partially offset by (i) an increase in accounts receivable of $100.8 million, (ii) the gain of $41.1 million related to insurance proceeds for the March 2023 tornado in Covington, Tennessee, (iii) an increase in inventories of $40.7 million, (iv) net gains on the disposal of assets of $26.7 million, and (v) unrealized gains on short-term investments of $5.9 million.

Cash Flows from Investing Activities

The major components of net cash used in investing activities during the nine months ended September 26, 2026 included (i) $135.8 million for the purchase of Bison, net of cash acquired, and (ii) capital expenditures of $60.8 million. These uses were partially offset by proceeds from the sale of the Sherwood business, net of cash sold, of $57.0 million.

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

Cash Flows from Financing Activities

For the nine months ended September 26, 2026, net cash used in financing activities consisted primarily of (i) $278.3 million used to repurchase common stock of the Company, (ii) $113.9 million used for the payment of regular quarterly dividends to stockholders of the Company, and (iii) $24.9 million net cash used to settle stock-based awards.

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

As of September 26, 2026, we had $1.4 billion of cash on hand and $72.6 million available to be drawn under the Credit Agreement. Our current ratio was 4.4 to 1.

We have significant environmental remediation obligations which we expect to pay over future years.  Cash used for environmental remediation activities was approximately $2.1 million during the first nine months of 2026.  We expect to spend approximately $3.3 million over the next twelve months for ongoing environmental remediation activities.

The Company declared a quarterly cash dividend of 17.5 cents per common share during the first, second, and third quarters of 2026, and 12.5 cents per common share during the first, second, and third quarters of 2025, respectively. Payment of dividends in the future is dependent upon our financial condition, cash flows, capital requirements, earnings, and other factors.

Long-Term Debt

As of September 26, 2026, the Company’s total debt was $5.2 million or 0.1 percent of its total capitalization.

The Company’s Credit Agreement provides for an unsecured $100.0 million revolving credit facility, which matures March 27, 2031.  There were no borrowings outstanding under the Credit Agreement as of September 26, 2026. The Credit Agreement backed approximately $27.4 million in letters of credit at the end of the third quarter of 2026.

Covenants contained in the Company’s financing obligations require, among other things, the maintenance of minimum levels of tangible net worth and the satisfaction of certain minimum financial ratios.  As of September 26, 2026, the Company was in compliance with all of its debt covenants.

Share Repurchase Program

The Board of Directors has extended, until July 2028, the authorization to repurchase up to 80 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  We may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  We may hold any shares repurchased in treasury or use a portion of the repurchased shares for our stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 26, 2026, the Company has repurchased approximately 42.5 million shares under this authorization.  See Part II., Item 2. below for information about the Company’s share repurchases during the quarter ended September 26, 2026.

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

The Company occasionally enters into future fixed-price arrangements with certain customers.  We may utilize futures contracts to hedge risks associated with these forward fixed-price arrangements.  We may also utilize futures contracts to manage price risk associated with inventory.  Depending on the nature of the hedge, changes in the fair value of the futures contracts will either be offset against the change in fair value of the inventory through earnings or recognized as a component of accumulated other comprehensive income (AOCI) in equity and reflected in earnings upon the sale of inventory.  Periodic value fluctuations of the contracts generally offset the value fluctuations of the underlying fixed-price transactions or inventory.  At September 26, 2026, we held open futures contracts to purchase approximately $33.9 million of copper over the next 10 months related to fixed-price sales orders and to sell approximately $67.5 million of copper over the next six months related to copper inventory.

Interest Rates

At September 26, 2026, we had no variable-rate debt and $27.4 million in letters of credit outstanding.  At this borrowing level, a hypothetical 10 percent increase in interest rates would have had an insignificant unfavorable impact on our pre-tax earnings and cash flows.  The primary interest rate exposure on variable-rate debt is based on the Secured Overnight Financing Rate (SOFR).

Foreign Currency Exchange Rates

Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity’s functional currency.  The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies.  We may utilize certain futures or forward contracts with financial institutions to hedge foreign currency transactional exposures.  Gains and losses with respect to these positions are deferred in equity as a component of AOCI and reflected in earnings upon collection of receivables or payment of commitments.  At September 26, 2026, we had open forward contracts with a financial institution to sell approximately 7.4 million euros and 1.6 million Norwegian kroner through January 2027.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act as of September 26, 2026.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 26, 2026 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 26, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has extended, until July 2028, the authorization to repurchase up to 80 million shares of the Company’s common stock through open market transactions or through privately negotiated transactions.  The Company may cancel, suspend, or extend the time period for the repurchase of shares at any time.  Any repurchases will be funded primarily through existing cash and cash from operations.  The Company may hold any shares repurchased in treasury or use a portion of the repurchased shares for its stock-based compensation plans, as well as for other corporate purposes.  From its initial authorization in 1999 through September 26, 2026, the Company had repurchased approximately 42.5 million shares under this authorization.  Below is a summary of the Company’s stock repurchases for the period ended September 26, 2026.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)

June 28, 2026 - July 25, 2026	5,300	$9.53	—	40,760,390
July 26, 2026 - August 22, 2026	700,697	$63.47	312,821	40,447,569
August 23, 2026 - September 26, 2026	2,937,760	$63.18	2,937,760	37,509,809
Total	3,643,757		3,250,581
(1) Includes shares tendered to the Company by holders of stock-based awards in payment of the purchase price and/or withholding taxes upon exercise and/or vesting and shares purchased as part of a publicly announced plan. Also includes shares resulting from restricted stock forfeitures at the average cost of treasury stock.
(2) Shares available to be purchased under the Company’s 80 million share repurchase authorization until July 2028. The extension of the authorization was announced on October 21, 2026.

Item 5.  Other Information

During the quarter ended September 26, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

MUELLER INDUSTRIES, INC.

/s/ Jeffrey A. Martin
Jeffrey A. Martin
October 21, 2026	Chief Financial Officer and Treasurer
Date	(Principal Financial and Accounting Officer)

/s/ Anthony J. Steinriede
October 21, 2026	Anthony J. Steinriede
Date	Vice President – Corporate Controller